Form 10-Q
period 2016-04-30
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2016-06-08
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2016

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
Yes               No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 3, 2016, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 16,171,079 shares.

Index

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2016	July 31, 2015
Assets
Current assets:
Cash and cash equivalents	$69,112,000	150,953,000
Accounts receivable, net	134,054,000	69,255,000
Inventories, net	75,324,000	62,068,000
Prepaid expenses and other current assets	19,753,000	7,396,000
Deferred tax asset, net (See Note 12)	—	11,084,000
Total current assets	298,243,000	300,756,000

Property, plant and equipment, net	39,588,000	15,370,000
Goodwill	264,503,000	137,354,000
Intangibles with finite lives, net	293,561,000	20,009,000
Deferred financing costs, net	3,739,000	—
Other assets, net	3,694,000	388,000
Total assets	$903,328,000	473,877,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,086,000	15,708,000
Accrued expenses and other current liabilities	75,137,000	29,470,000
Dividends payable	4,851,000	4,839,000
Customer advances and deposits	29,779,000	14,320,000
Current portion of long-term debt	14,062,000	—
Current portion of capital lease obligations	3,770,000	—
Interest payable	111,000	—
Total current liabilities	151,796,000	64,337,000

Non-current portion of long-term debt, net	328,486,000	—
Non-current portion of capital lease obligations	4,880,000	—
Income taxes payable	3,262,000	1,573,000
Deferred tax liability, net (See Note 12)	24,193,000	2,925,000
Customer advances and deposits, non-current	6,137,000	—
Other liabilities	4,776,000	3,633,000
Total liabilities	523,530,000	72,468,000
Commitments and contingencies (See Note 19)
Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 31,204,396 shares and 31,165,401 shares at April 30, 2016 and July 31, 2015, respectively	3,121,000	3,117,000
Additional paid-in capital	430,549,000	427,083,000
Retained earnings	387,977,000	413,058,000
	821,647,000	843,258,000
Less:
Treasury stock, at cost (15,033,317 shares at April 30, 2016 and July 31, 2015)	(441,849,000)	(441,849,000)
Total stockholders’ equity	379,798,000	401,409,000
Total liabilities and stockholders’ equity	$903,328,000	473,877,000
See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2016	2015	2016	2015
Net sales	$124,187,000	71,633,000	258,627,000	229,826,000
Cost of sales	72,796,000	39,325,000	149,596,000	124,318,000
Gross profit	51,391,000	32,308,000	109,031,000	105,508,000

Expenses:
Selling, general and administrative	30,439,000	15,005,000	60,818,000	46,557,000
Research and development	12,613,000	8,582,000	28,216,000	28,267,000
Acquisition plan expenses	16,960,000	—	20,689,000	—
Amortization of intangibles	4,776,000	1,561,000	7,348,000	4,682,000
	64,788,000	25,148,000	117,071,000	79,506,000

Operating (loss) income	(13,397,000)	7,160,000	(8,040,000)	26,002,000

Other expenses (income):
Interest expense and other	3,473,000	72,000	3,621,000	406,000
Interest income and other	(5,000)	(107,000)	(227,000)	(281,000)

(Loss) income before (benefit from) provision for income taxes	(16,865,000)	7,195,000	(11,434,000)	25,877,000
(Benefit from) provision for income taxes	(2,510,000)	2,235,000	(994,000)	8,107,000

Net (loss) income	$(14,355,000)	4,960,000	(10,440,000)	17,770,000
Net (loss) income per share (See Note 5):
Basic	$(0.89)	0.31	(0.65)	1.10
Diluted	$(0.89)	0.30	(0.65)	1.08

Weighted average number of common shares outstanding – basic	16,195,000	16,202,000	16,184,000	16,220,000

Weighted average number of common and common equivalent shares outstanding – diluted	16,195,000	16,382,000	16,184,000	16,468,000

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$0.30	0.30	0.90	0.90

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED APRIL 30, 2016 AND 2015
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2014	31,016,469	$3,102,000	$421,240,000	$409,443,000	14,857,582	$(436,860,000)	$396,925,000

Equity-classified stock award compensation	—	—	3,642,000	—	—	—	3,642,000
Proceeds from exercise of options	49,200	5,000	1,412,000	—	—	—	1,417,000
Proceeds from issuance of employee stock purchase plan shares	25,768	2,000	705,000	—	—	—	707,000
Common stock issued for net settlement of stock-based awards	60,120	6,000	(426,000)	—	—	—	(420,000)
Cash dividends declared	—	—	—	(14,567,000)	—	—	(14,567,000)
Accrual of dividend equivalents	—	—	—	(169,000)	—	—	(169,000)
Net income tax shortfall from settlement of stock-based awards	—	—	(248,000)	—	—	—	(248,000)
Reversal of deferred tax asset associated with debt converted to shares of common stock	—	—	(58,000)	—	—	—	(58,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(12,000)	—	—	—	(12,000)
Repurchases of common stock	—	—	—	—	175,735	(4,989,000)	(4,989,000)
Net income	—	—	—	17,770,000	—	—	17,770,000
Balance as of April 30, 2015	31,151,557	$3,115,000	$426,255,000	$412,477,000	15,033,317	$(441,849,000)	$399,998,000

Balance as of July 31, 2015	31,165,401	$3,117,000	$427,083,000	$413,058,000	15,033,317	$(441,849,000)	$401,409,000

Equity-classified stock award compensation	—	—	3,125,000	—	—	—	3,125,000
Proceeds from issuance of employee stock purchase plan shares	29,070	3,000	496,000	—	—	—	499,000
Common stock issued for net settlement of stock-based awards	9,925	1,000	(75,000)	—	—	—	(74,000)
Cash dividends declared	—	—	—	(14,544,000)	—	—	(14,544,000)
Accrual of dividend equivalents, net of reversal	—	—	—	(97,000)	—	—	(97,000)
Net income tax shortfall from settlement of stock-based awards	—	—	(25,000)	—	—	—	(25,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(55,000)	—	—	—	(55,000)
Net loss	—	—	—	(10,440,000)	—	—	(10,440,000)
Balance as of April 30, 2016	31,204,396	$3,121,000	$430,549,000	$387,977,000	15,033,317	$(441,849,000)	$379,798,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended April 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(10,440,000)	17,770,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	6,078,000	4,896,000
Amortization of intangible assets with finite lives	7,348,000	4,682,000
Amortization of stock-based compensation	3,166,000	3,642,000
Amortization of deferred financing costs	292,000	65,000
(Gain) loss on disposal of property, plant and equipment	(15,000)	3,000
Provision for allowance for doubtful accounts	670,000	315,000
Provision for excess and obsolete inventory	2,022,000	1,962,000
Excess income tax benefit from stock-based award exercises	(23,000)	(140,000)
Deferred income tax benefit	(516,000)	(1,103,000)
Changes in assets and liabilities, net of effects of business acquisition:
Accounts receivable	23,057,000	(13,049,000)
Inventories	5,068,000	(8,729,000)
Prepaid expenses and other current assets	1,877,000	(225,000)
Other assets	(306,000)	(40,000)
Accounts payable	(9,846,000)	(3,882,000)
Accrued expenses and other current liabilities	(4,013,000)	(3,152,000)
Customer advances and deposits	(5,910,000)	5,063,000
Other liabilities, non-current	(882,000)	(608,000)
Interest payable	82,000	(29,000)
Income taxes payable	(5,436,000)	242,000
Net cash provided by operating activities	12,273,000	7,683,000

Cash flows from investing activities:
Payments for business acquisition, net of cash acquired	(280,535,000)	—
Purchases of property, plant and equipment	(3,063,000)	(2,833,000)
Net cash used in investing activities	(283,598,000)	(2,833,000)

Cash flows from financing activities:
Borrowings of debt	351,905,000	—
Required payments for debt assumed for business acquisition	(134,101,000)	—
Cash dividends paid	(14,540,000)	(14,581,000)
Payment of deferred financing costs	(10,123,000)	—
Repayment of long-term debt including capital lease obligations	(3,842,000)	—
Payment of shelf registration costs	(337,000)	—
Repurchases of common stock	—	(4,989,000)
Proceeds from exercises of stock options	—	1,417,000
Proceeds from issuance of employee stock purchase plan shares	499,000	707,000
Excess income tax benefit from stock-based award exercises	23,000	140,000
Net cash provided by (used in) financing activities	189,484,000	(17,306,000)

Net decrease in cash and cash equivalents	(81,841,000)	(12,456,000)
Cash and cash equivalents at beginning of period	150,953,000	154,500,000
Cash and cash equivalents at end of period	$69,112,000	142,044,000
See accompanying notes to condensed consolidated financial statements. (Continued)

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)
	Nine months ended April 30,
	2016	2015
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$2,976,000	117,000
Income taxes	$4,766,000	8,970,000

Non-cash investing and financing activities:
Accrued fixed asset additions	$125,000	—
Cash dividends declared but unpaid (including accrual of dividend equivalents)	$5,265,000	5,115,000
Accrued deferred financing costs	$139,000	—
Accrued shelf registration costs	$20,000	—

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and subsidiaries (“Comtech,” “we,” “us,” or “our”) as of and for the three and nine months ended April 30, 2016 and for the three and nine months ended April 30, 2015 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Certain prior year amounts have been reclassified to conform to current year presentation.

(2)    Acquisition

In connection with our focused acquisition plan, on February 23, 2016, we completed the acquisition of TeleCommunication Systems, Inc. ("TCS"), pursuant to the Agreement and Plan of Merger, dated as of November 22, 2015 (the “Merger Agreement”), among Comtech, TCS and Typhoon Acquisition Corp., a Maryland corporation and a direct, wholly owned subsidiary of Comtech (“Merger Sub”).

TCS is a leading provider of commercial solutions such as public safety systems and enterprise application technologies and government solutions such as command and control (also known as Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (“C4ISR”) applications). The TCS acquisition resulted in Comtech entering complementary markets and expanding our domestic and international commercial offerings. TCS is now a wholly-owned subsidiary of Comtech.

The acquisition has a preliminary aggregate purchase price for accounting purposes of approximately $340,432,000 (also referred to as the transaction equity value) and an enterprise value of approximately $423,629,000. The fair value of consideration transferred in connection with the TCS acquisition was approximately $280,535,000 in cash, which is net of $59,897,000 of cash acquired. We have funded and expect to fully fund the acquisition (including approximately $48,000,000 of transaction and merger related expenditures) and have repaid $134,101,000 of debt assumed in connection with the acquisition by redeploying a significant amount of our combined cash and cash equivalents, with the remaining funds coming from, as discussed further in Note (10) - "Secured Credit Facility," a $400,000,000 Secured Credit Facility (the "Secured Credit Facility.")

We have incurred and expect to incur transaction and merger related expenditures totaling $48,000,000, which includes significant amounts for: (i) change-in-control payments, (ii) severance, (iii) costs associated with establishing our Secured Credit Facility, and (iv) professional fees for financial and legal advisors for both Comtech and TCS. For the three and nine months ended April 30, 2016, acquisition plan expenses were approximately $16,960,000 and $20,689,000, respectively, and primarily related to the TCS acquisition. We expect to record an additional expense of approximately $3,900,000 during the fourth quarter of fiscal 2016. The remaining transaction and merger related expenditures have been accounted for by TCS prior to its acquisition by Comtech or have been capitalized (such as deferred financing costs) on our Condensed Consolidated Balance Sheet as of April 30, 2016.

Our consolidated financial results for the three and nine months ended April 30, 2016 include approximately $65,957,000 of net sales from TCS operations. Given the immediate integration of TCS into our business, it is not practicable to determine the earnings contributions of TCS during the three and nine months ended April 30, 2016.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

We are accounting for the TCS acquisition under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations." The purchase price was allocated to the assets acquired and liabilities assumed, based on their preliminary fair value at February 23, 2016, pursuant to the business combination accounting rules. Acquisition-related transaction costs are not included as components of consideration transferred but are expensed in the period incurred. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in connection with the TCS acquisition, based on the current best estimates of management:

	February 23, 2016
Shares of TCS common stock purchased	$318,605,000
Stock-based awards settled	21,827,000
Aggregate purchase price at fair value	$340,432,000
Preliminary allocation of aggregate purchase price:
Cash and cash equivalents	$59,897,000
Current assets, excluding cash acquired	115,797,000
Deferred tax assets, net, non-current	72,700,000
Property, plant and equipment	26,720,000
Other assets, non-current	2,641,000
Current liabilities (excluding interest accrued on debt)	(87,700,000)
Debt (including interest accrued)	(134,101,000)
Capital lease obligations	(8,993,000)
Other liabilities	(9,156,000)
Net tangible assets at preliminary fair value	$37,805,000
Identifiable intangible assets, deferred taxes and goodwill:		Estimated Useful Lives
Customer relationships and backlog	$225,900,000	21 to 22 years
Trade names	20,000,000	10 to 20 years
Technology	35,000,000	5 to 15 years
Deferred tax liabilities related to intangible assets acquired	(105,422,000)
Goodwill	127,149,000	Indefinite
Preliminary allocation of aggregate purchase price	$340,432,000

The acquired identifiable intangible assets are being amortized on a straight-line basis, which we believe approximates the pattern in which the assets are utilized, over their estimated useful lives. The preliminary fair value of technologies and trade names was based on the discounted capitalization of royalty expense saved because we now own the assets. The estimated fair value of customer relationships and backlog was primarily based on the value of the discounted cash flows that the related intangible asset could be expected to generate in the future. Among the factors contributing to the recognition of goodwill, as a component of the purchase price allocation, were synergies in products and technologies and the addition of a skilled, assembled workforce. This goodwill has been assigned to our Government Solutions and Commercial Solutions segments based on specific identification and, while generally not deductible for income tax purposes, certain goodwill related to previous business combinations by TCS will be deductible for income tax purposes.

The allocation of the preliminary aggregate purchase price for TCS was based upon a preliminary valuation and estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the acquisition date). The primary areas of the purchase price allocation for TCS not yet finalized include income taxes, pre-acquisition contingencies for TCS’s intellectual property matters that existed as of the acquisition date (see “Notes to Condensed Consolidated Financial Statements - Note (19) “Legal Matters and Proceedings”) and residual goodwill.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The unaudited pro forma financial information in the table below, for the three months ended April 30, 2016, combines the historical results of Comtech for the three months ended April 30, 2016 and, due to the differences in the companies’ reporting periods, the historical results of TCS for the three months ended March 31, 2016, as if the acquisition had occurred on August 1, 2014. The unaudited pro forma financial information in the table below, for the nine months ended April 30, 2016, combines the historical results of Comtech for the nine months ended April 30, 2016 and, due to the differences in the companies’ reporting periods, the historical results of TCS for the nine months ended March 31, 2016, as if the acquisition had occurred on August 1, 2014.

The unaudited pro forma financial information in the table below, for the three months ended April 30, 2015, combines the historical results of Comtech for the three months ended April 30, 2015 and, due to the differences in the companies’ reporting periods, the historical results of TCS for the three months ended March 31, 2015, as if the acquisition had occurred on August 1, 2014. The unaudited pro forma financial information in the table below, for the nine months ended April 30, 2015, combines the historical results of Comtech for the nine months ended April 30, 2015 and, due to the differences in the companies’ reporting periods, the historical results of TCS for the nine months ended March 31, 2015, as if the acquisition had occurred on August 1, 2014.

	Three months ended April 30,		Nine months ended April 30,
	2016	2015	2016	2015
Net sales	$130,238,000	$153,500,000	$453,475,000	$499,934,000
Net (loss) income	(21,395,000)	1,739,000	(27,694,000)	(16,065,000)
Basic net (loss) income per share	(1.32)	0.11	(1.71)	(0.99)
Diluted net (loss) income per share	(1.32)	0.11	(1.71)	(0.99)

The pro forma financial information is not indicative of the results of operations that would have been achieved if the acquisition and cash paid had taken place as of August 1, 2014. The pro forma financial information includes adjustments for:

•
The elimination of historical sales between Comtech and TCS of $1,569,000 for the three months ended April 30, 2016 and $7,331,000 and $285,000 for the nine months ended April 30, 2016 and 2015, respectively. There were no sales between Comtech and TCS for the three months ended April 30, 2015.

•
The reduction to capitalized software amortization of $937,000 and $890,000 for the three months ended April 30, 2016 and 2015, respectively, and $3,062,000 and $2,539,000 for the nine months ended April 30, 2016 and 2015, respectively, related to the difference between the historical value and the preliminary estimated fair value of TCS's capitalized software.

•
The elimination of acquisition plan expenses of $22,464,000 and $25,507,000 for the three and nine months ended April 30, 2016, respectively, and addition of $35,660,000 for the nine months ended April 30, 2015, due to the assumption that all of the acquisition plan expenses were incurred on August 1, 2014. There were no acquisition plan expenses for the three months ended April 30, 2015.

•
The incremental amortization expense of $1,581,000 and $3,891,000 for the three months ended April 30, 2016 and 2015, respectively, and $7,935,000 and $11,628,000 for the nine months ended April 30, 2016 and 2015, respectively, associated with the increase in acquired other intangible assets.

•
The reduction in interest expense of $1,836,000 for the three months ended April 30, 2016 and increase in interest expense of $2,165,000 for the three months ended April 30, 2015 and increase in interest expense of $1,731,000 and $6,221,000 for the nine months ended April 30, 2016 and 2015, respectively, due to the assumed August 1, 2014 repayment of TCS's legacy debt and related new borrowings under our Secured Credit Facility which was utilized to partially fund the TCS acquisition.

•
The reduction to interest income of $124,000 and $158,000 for the three months ended April 30, 2016 and 2015, respectively, and $585,000 and $509,000 for the nine months ended April 30, 2016 and 2015, respectively, due to the assumed cash payments relating to the TCS acquisition.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

•	The related increase or decrease to the provision for income taxes, based on Comtech’s effective tax rate for the respective periods.

(3)    Adoption of Accounting Standards and Updates

We are required to prepare our condensed consolidated financial statements in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) which is the source for all authoritative U.S. generally accepted accounting principles commonly referred to as “GAAP.” The ASC is subject to updates by the FASB, which are known as Accounting Standards Updates (“ASUs”). During the nine months ended April 30, 2016, we adopted:

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

•
FASB ASU No. 2015-03 which requires that debt issuance costs (which we refer to as deferred financing costs) be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Also, ASU No. 2015-15 was issued in August 2015 and indicates that Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs associated with a line of credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings. As discussed further in Note (10) - "Secured Credit Facility," we adopted this ASU during the nine months ended April 30, 2016 and presented on our Condensed Consolidated Balance Sheet as of April 30, 2016 $3,739,000 and $6,231,000 of net deferred financing costs as a non-current asset in the case of our Revolving Loan Facility and a direct deduction from the carrying amount of the non-current portion of the long-term debt related to our Term Loan Facility.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

•
FASB ASU No. 2015-16 which requires an acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU eliminates the requirement to retrospectively account for the adjustments to provisional amounts in a business combination. As permitted, we adopted this ASU as of February 1, 2016, and will apply this ASU prospectively to our accounting for the TCS acquisition which was completed on February 23, 2016. Our adoption of this ASU did not have any immediate impact on our consolidated financial statements, including disclosures.

•
FASB ASU No. 2015-17 which requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. As discussed further in Note (12) - "Income Taxes," we adopted this ASU prospectively on August 1, 2015 and reclassified our net deferred tax assets and liabilities to the net non-current deferred tax asset in our Condensed Consolidated Balance Sheet beginning as of October 31, 2015. No prior periods were retrospectively adjusted.

(4)    Fair Value Measurements and Financial Instruments

As of April 30, 2016 and July 31, 2015, we had approximately $2,132,000 and $3,130,000, respectively, consisting primarily of money market mutual funds which are classified as cash and cash equivalents in our Condensed Consolidated Balance Sheets. These money market mutual funds are recorded at their fair value. FASB ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, using the fair value hierarchy described in FASB ASC 820, we valued our money market mutual funds using Level 1 inputs that were based on quoted market prices.

The carrying amounts of our other current financial assets and our current financial liabilities, including receivables, accounts payable, accrued expenses and the current portion of our capital lease obligations and our Secured Credit Facility, approximate their fair values due to their short-term maturities.

The fair value of outstanding liabilities pursuant to our long-term Secured Credit Facility as of April 30, 2016 approximates its carrying amount due to its variable interest rate and pricing grid that is dependent upon our leverage ratio as of the end of the fiscal quarter for which financial statements have most recently been delivered. We believe the fair value of our non-current portion of capital lease obligations, which currently has stated blended interest rates of 5.7%, would not be materially different than its $4,880,000 carrying value as of April 30, 2016.

As of April 30, 2016 and July 31, 2015, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

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

There were no repurchases of our common stock during the three and nine months ended April 30, 2016. Weighted average basic and diluted shares outstanding for the three and nine months ended April 30, 2015 reflects a reduction of approximately 83,000 and 27,000 shares as a result of the repurchase of our common shares during the respective periods. See Note (18) - "Stockholders' Equity" for more information on our stock repurchase program.

Weighted average stock options and RSUs outstanding to purchase 2,362,000 and 685,000 shares for the three months ended April 30, 2016 and 2015, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. Weighted average stock options and RSUs outstanding to purchase 2,365,000 and 477,000 shares for the nine months ended April 30, 2016 and 2015, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 149,000 and 124,000 weighted average RSUs with performance measures (which we refer to as performance shares) outstanding for the three months ended April 30, 2016 and 2015, respectively, and 144,000 and 118,000 weighted average performance shares outstanding for the nine months ended April 30, 2016 and 2015, respectively, as the respective performance conditions have not yet been satisfied. However, the compensation expense related to these awards is included in net (loss) income (the numerator) for EPS calculations for each respective period.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended April 30,		Nine months ended April 30,
	2016	2015	2016	2015
Numerator:
Net (loss) income for basic calculation	$(14,355,000)	4,960,000	(10,440,000)	17,770,000
Numerator for diluted calculation	$(14,355,000)	4,960,000	(10,440,000)	17,770,000

Denominator:
Denominator for basic calculation	16,195,000	16,202,000	16,184,000	16,220,000
Effect of dilutive securities:
Stock-based awards	—	180,000	—	248,000
Denominator for diluted calculation	16,195,000	16,382,000	16,184,000	16,468,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(6)    Accounts Receivable

Accounts receivable consist of the following at:

	April 30, 2016	July 31, 2015
Billed receivables from commercial and international customers	$60,670,000	39,062,000
Billed receivables from the U.S. government and its agencies	29,086,000	8,375,000
Unbilled receivables from commercial and international customers	24,164,000	21,898,000
Unbilled receivables on U.S. government contracts-in-progress	21,964,000	1,126,000
Total accounts receivable	135,884,000	70,461,000
Less allowance for doubtful accounts	1,830,000	1,206,000
Accounts receivable, net	$134,054,000	69,255,000

Unbilled receivables relate to contracts-in-progress for which revenue has been recognized but we have not yet billed the customer for work performed. We had $118,000 of retainage included in unbilled receivables at April 30, 2016 and virtually no retainage at July 31, 2015 and in the opinion of management, a majority of the total unbilled receivables at April 30, 2016 will be billed and collected within one year. Of the unbilled receivables from commercial and international customers at April 30, 2016 and July 31, 2015, $6,922,000 and $20,256,000, respectively, relates to our two large over-the-horizon microwave system contracts with our large U.S. prime contractor customer (all of which related to our North African country end-customer).

As of April 30, 2016, the U.S. government (and its agencies) and Verizon Communications Inc. (through various divisions) represented 37.6% and 10.1%, respectively of total accounts receivable. As of July 31, 2015, the U.S. government (and its agencies) and one large U.S. prime contractor customer (the majority of which related our North African country end-customer) represented 13.5% and 36.3%, respectively of total accounts receivable.

(7)    Inventories

Inventories consist of the following at:

	April 30, 2016	July 31, 2015
Raw materials and components	$54,956,000	51,272,000
Work-in-process and finished goods	36,514,000	27,700,000
Total inventories	91,470,000	78,972,000
Less reserve for excess and obsolete inventories	16,146,000	16,904,000
Inventories, net	$75,324,000	62,068,000

At April 30, 2016 and July 31, 2015, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $2,606,000 and $2,261,000, respectively.

At April 30, 2016 and July 31, 2015, $1,234,000 and $609,000, respectively, of the inventory balance above related to contracts from third party commercial customers who outsource their manufacturing to us.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(8)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	April 30, 2016	July 31, 2015
Accrued wages and benefits	$21,432,000	12,134,000
Accrued legal costs	9,707,000	275,000
Accrued warranty obligations	8,639,000	8,638,000
Accrued acquisition-related costs	8,051,000	69,000
Accrued contract costs	10,941,000	749,000
Accrued commissions and royalties	2,333,000	2,398,000
Other	14,034,000	5,207,000
Accrued expenses and other current liabilities	$75,137,000	$29,470,000

Included in accrued acquisition-related costs in the above table as of April 30, 2016 was $7,067,000 of change-in-control payments and $984,000 of professional fees for financial and legal advisors.

Accrued legal costs in the above table as of April 30, 2016 includes $4,500,000 of preliminary estimated losses and $3,529,000 of legal fees related to TCS's intellectual property matters and contract disputes, which are discussed further in the "Legacy TCS Intellectual Property Matters" section of Note (19) - "Legal Proceedings and Other Matters."

Accrued contract costs in the above table include direct and indirect costs on contracts as well as estimates owed for invoices not yet received from vendors or reflected in accounts payable.

Accrued warranty obligations relate to estimated liabilities for warranty coverage that we provide to our customers. We generally provide warranty coverage for some of our products for a period of at least one year from the date of delivery. We record a liability for estimated warranty expense based on historical claims, product failure rates and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs. Changes in our product warranty liability were as follows:

	Nine months ended April 30,
	2016	2015
Balance at beginning of period	$8,638,000	8,618,000
Provision for warranty obligations	3,183,000	3,255,000
Additions (in connection with the TCS acquisition)	154,000	—
Charges incurred	(3,336,000)	(3,580,000)
Balance at end of period	$8,639,000	8,293,000

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

As of April 30, 2016, the amount of the acquisition-related restructuring reserve is as follows:

Cumulative Activity Through April 30, 2016
Present value of estimated facility exit costs at August 1, 2008	$2,100,000
Cash payments made	(8,628,000)
Cash payments received	8,600,000
Accreted interest recorded	1,578,000
Liability as of April 30, 2016	3,650,000
Amount recorded as accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet	1,350,000
Amount recorded as other liabilities in the Condensed Consolidated Balance Sheet	$2,300,000

As of July 31, 2015, the present value of the estimated facility exit costs was $4,235,000. During the nine months ended April 30, 2016, we made cash payments of $1,124,000 and we received cash payments of $323,000. Interest accreted for the three and nine months ended April 30, 2016 and 2015 was $68,000 and $216,000, respectively, and $71,000 and $206,000, respectively, and is included in interest expense for each respective fiscal period.

Future cash payments associated with our restructuring plan are summarized below:

As of
April 30, 2016
Future lease payments to be made	$3,650,000
Interest expense to be accreted in future periods	462,000
Total remaining payments	$4,112,000

(10)    Secured Credit Facility

On February 23, 2016, in connection with our acquisition of TCS, we entered into a $400,000,000 secured credit facility (the "Secured Credit Facility) with a syndicate of lenders. The Secured Credit Facility provides a senior secured term loan A facility of $250,000,000 (the “Term Loan Facility”) and a senior secured revolving loan facility of up to $150,000,000, including a $25,000,000 letter of credit sublimit (the “Revolving Loan Facility”) and, together, with the Term Loan Facility, matures in five years, on February 23, 2021. The proceeds of these borrowings were used to finance in part our acquisition of TCS, including the repayment of certain existing indebtedness of TCS.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

As of April 30, 2016, amounts outstanding under our Secured Credit Facility, net, were as follows:

April 30, 2016
Term Loan Facility	$246,875,000
Less unamortized deferred financing costs related to Term Loan Facility	6,231,000
Term Loan Facility, net	240,644,000
Revolving Credit Facility	101,904,000
Amount outstanding under Secured Credit Facility, net	342,548,000
Current portion of long-term debt	14,062,000
Non-current portion of long-term debt	$328,486,000

Interest expense, including amortization of deferred financing costs, for both the three and nine months ended April 30, 2016 related to the Secured Credit Facility was 2,981,000 and reflects a blended current weighted interest rate of approximately 5.0%. Interest expense recorded during the nine months ended April 30, 2015 was $198,000, all of which related to a $100,000,000 committed revolving credit facility that expired on October 31, 2014. There was no interest expense recorded during the three months ended April 30, 2015. At April 30, 2016, we had $2,352,000 of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

The Revolving Loan Facility will be used for working capital and other general corporate purposes of the Company and its subsidiaries, including the issuance of letters of credit. Borrowings under the Secured Credit Facility, pursuant to terms defined in the Secured Credit Facility, shall be either (i) ABR borrowings, which bear interest from the applicable borrowing date at a rate per annum equal to (x) the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% per annum and (c) the Adjusted LIBO Rate on such day (or, if such day is not a business day, the immediately preceding business day) plus 1.00% per annum (provided that if the LIBO Rate is less than 1.00%, then the LIBO Rate shall be deemed to be 1.00%), plus (y) the Applicable Rate , or (ii) Eurodollar borrowings, which bear interest from the applicable borrowing date at a rate per annum equal to (x) the Adjusted LIBO Rate for such interest period (provided that if the LIBO Rate is less than 1.00%, then the LIBO Rate shall be deemed to be 1.00%) plus (y) the Applicable Rate. The Applicable Rate is determined based on a pricing grid that is dependent upon our leverage ratio as of the end of the fiscal quarter for which financial statements have most recently been delivered. The Secured Credit Facility contains customary representations, warranties and affirmative covenants and customary negative covenants, subject to negotiated exceptions, on (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stockholder dividends, and (vii) certain other restrictive agreements. The Secured Credit Facility also contains certain financial covenants and customary events of default (subject to grace periods, as appropriate), such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe the negative covenants and other covenants related to the operation of our business. In addition, under certain circumstances, we may be required to enter into amendments to the Secured Credit Facility in connection with the further syndication of up to $15,000,000 of the principal amount of the Secured Credit Facility.

The obligations under the Secured Credit Facility are guaranteed by certain of our domestic subsidiaries (the “Subsidiary Guarantors”). As collateral security for amount outstanding under our Secured Credit Facility and the guarantees thereof, we and our Subsidiary Guarantors have granted to an administrative agent, for the benefit of the lenders, a lien on, and first priority security interest in, substantially all of our tangible and intangible assets.

Capitalized terms used but not defined herein have the meanings set forth for such terms in the credit agreement, dated as of February 23, 2016, pursuant to which the Secured Credit Facility is documented and which has been filed with the SEC.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(11)    Capital Lease Obligations

We lease certain equipment under capital leases, the majority of which we assumed in connection with our acquisition of TCS. The net book value of the leased assets which collateralize the capital lease obligation was $9,975,000 as of April 30, 2016, and consisted primarily of machinery and equipment. As of April 30, 2016, our capital lease obligations reflect a blended interest rate of approximately 5.3%. Our capital leases generally contain provisions whereby we can purchase the equipment at the end of the lease for a one dollar buyout. Depreciation of leased assets is included in depreciation expense.

Future minimum payments under capital lease obligations consisted of the following at April 30, 2016:

Remainder of fiscal 2016	$1,144,000
Fiscal 2017	3,920,000
Fiscal 2018	2,472,000
Fiscal 2019	1,476,000
Fiscal 2020	305,000
Total minimum lease payments	9,317,000
Less: amounts representing interest	(667,000)
Present value of net minimum lease payments	8,650,000
Current portion of capital lease obligation	3,770,000
Non-current portion of capital lease obligation	$4,880,000

(12)    Income Taxes

At April 30, 2016 and July 31, 2015, total unrecognized tax benefits were $8,811,000 and $2,796,000, respectively, including interest of $59,000 and $68,000, respectively. At April 30, 2016 and July 31, 2015, $3,262,000 and $1,573,000, respectively, of our unrecognized tax benefits were recorded as non-current income taxes payable in our Condensed Consolidated Balance Sheets. At April 30, 2016 and July 31, 2015, the remaining unrecognized tax benefits of $5,549,000 and $1,223,000, respectively, were presented as an offset to the associated non-current deferred tax asset in our Condensed Consolidated Balance Sheets. Of the total unrecognized tax benefits at April 30, 2016 and July 31, 2015, $7,974,000 and $2,138,000, respectively, net of the reversal of the federal benefit recognized as deferred tax assets relating to state reserves, excluding interest, would positively impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our condensed consolidated financial statements. Our policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense.

On August 1, 2015, we adopted FASB ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” on a prospective basis. TCS adopted FASB ASU No. 2015-17 during 2015 on a prospective basis. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. At April 30, 2016, this ASU resulted in a reclassification of our net deferred tax assets and liabilities to the net non-current deferred tax liability in our Condensed Consolidated Balance Sheet. No prior periods were retrospectively adjusted.

During the quarter ended April 30, 2016, the Internal Revenue Service ("IRS") continued to audit our federal income tax return for fiscal 2014. Our federal income tax returns for fiscal 2013 and 2015 are also subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2011 are subject to audit. TCS’s federal income tax returns for calendar year 2013 and 2014 are subject to potential future IRS audit. None of TCS’s state income tax returns prior to calendar year 2011 are subject to audit. In addition to income tax audits, TCS is subject to ongoing state and local tax audits by the Washington State Department of Revenue and the City of Seattle. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

As of April 30, 2016, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 7,737,852 shares (net of 3,157,309 expired and canceled awards), of which an aggregate of 5,143,687 have been exercised or converted into common stock, substantially all of which related to stock options.

As of April 30, 2016, the following stock-based awards, by award type, were outstanding:

April 30, 2016
Stock options	2,362,198
Performance shares	183,665
RSUs and restricted stock	39,799
Share units	8,503
Total	2,594,165

Our ESPP provides for the issuance of shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance. In December 2015, our shareholders approved an amendment to increase the number of shares authorized under the ESPP from 675,000 to 800,000. Through April 30, 2016, we have cumulatively issued 618,123 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended April 30,		Nine months ended April 30,
	2016	2015	2016	2015
Cost of sales	$70,000	71,000	233,000	204,000
Selling, general and administrative expenses	875,000	1,005,000	2,630,000	2,963,000
Research and development expenses	96,000	168,000	303,000	475,000
Stock-based compensation expense before income tax benefit	1,041,000	1,244,000	3,166,000	3,642,000
Estimated income tax benefit	(391,000)	(432,000)	(1,103,000)	(1,283,000)
Net stock-based compensation expense	$650,000	812,000	2,063,000	2,359,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At April 30, 2016, unrecognized stock-based compensation of $7,941,000, net of estimated forfeitures of $743,000, is expected to be recognized over a weighted average period of 2.9 years. Total stock-based compensation capitalized and included in ending inventory at April 30, 2016 and July 31, 2015 was $51,000 and $92,000, respectively.

Stock-based compensation expense, by award type, is summarized as follows:

	Three months ended April 30,		Nine months ended April 30,
	2016	2015	2016	2015
Stock options	$591,000	778,000	1,803,000	2,267,000
Performance shares	369,000	308,000	1,093,000	883,000
ESPP	35,000	52,000	118,000	158,000
RSUs and restricted stock	46,000	106,000	152,000	306,000
Share units	—	—	—	28,000
Stock-based compensation expense before income tax benefit	1,041,000	1,244,000	3,166,000	3,642,000
Estimated income tax benefit	(391,000)	(432,000)	(1,103,000)	(1,283,000)
Net stock-based compensation expense	$650,000	812,000	2,063,000	2,359,000

ESPP stock-based compensation expense primarily relates to the 15% discount offered to employees participating in the ESPP.

The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded as part of our non-current deferred tax liability in our Condensed Consolidated Balance Sheet as of April 30, 2016. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

The following table reconciles the actual income tax benefit recognized for tax deductions relating to the settlement of stock-based awards to the excess income tax benefit reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows:

	Nine months ended April 30,
	2016	2015
Actual income tax benefit recorded for the tax deductions relating to the settlement of stock-based awards	$150,000	1,032,000
Less: Tax benefit initially recognized on settled stock-based awards vesting subsequent to the adoption of accounting standards that require us to expense stock-based awards	127,000	892,000
Excess income tax benefit recorded as an increase to additional paid-in capital	23,000	140,000
Less: Tax benefit initially disclosed but not previously recognized on settled equity-classified stock-based awards vesting prior to the adoption of accounting standards that require us to expense stock-based awards	—	—
Excess income tax benefit from settled equity-classified stock-based awards reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows	$23,000	140,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

As of April 30, 2016 and July 31, 2015, the amount of hypothetical tax benefits related to stock-based awards, recorded as a component of additional paid-in capital, was $17,139,000 and $17,220,000, respectively. These amounts represent the initial hypothetical tax benefit of $8,593,000 determined upon adoption of ASC 718 (which reflects our estimate of cumulative actual tax deductions for awards issued and settled prior to August 1, 2005), adjusted for actual excess income tax benefits or shortfalls since that date. During the nine months ended April 30, 2016, we recorded an $81,000 reduction to additional paid-in capital and accumulated hypothetical tax benefits, which primarily represents net income tax shortfalls recognized from the settlement of stock-based awards and the reversal of unrealized deferred tax assets associated with certain vested equity-classified stock-based awards that expired during the respective period. During the nine months ended April 30, 2015, we recorded a $260,000 reduction to additional paid-in capital and accumulated hypothetical tax benefits, which primarily represents net income tax shortfalls recognized from the settlement of stock-based awards during the respective period.

Stock Options

The following table summarizes the Plan's activity during the nine months ended April 30, 2016:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2015	2,119,683	$29.33
Granted	480,265	28.00
Expired/canceled	(182,250)	29.84
Exercised	(19,200)	27.24
Outstanding at October 31, 2015	2,398,498	29.04
Granted	10,000	20.90
Expired/canceled	(58,240)	28.84
Outstanding at January 31, 2016	2,350,258	29.01
Granted	43,000	21.50
Expired/canceled	(31,060)	29.34
Outstanding at April 30, 2016	2,362,198	$28.87	6.70	$149,000

Exercisable at April 30, 2016	1,042,962	$28.59	5.17	$—

Vested and expected to vest at April 30, 2016	2,287,266	$28.85	6.65	$142,000

Stock options outstanding as of April 30, 2016 have exercise prices ranging between $20.90 - $33.94. There were no stock options exercised during the three months ended April 30, 2016. The total intrinsic value relating to stock options exercised during the three months ended April 30, 2015 was $265,000. The total intrinsic value relating to stock options exercised during the nine months ended April 30, 2016 and 2015 was $32,000 and $2,224,000, respectively. Stock options granted during the nine months ended April 30, 2016 and 2015 had exercise prices equal to the fair market value of our common stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years.

During the nine months ended April 30, 2016 and 2015, at the election of certain holders of vested stock options, 19,200 and 293,988 stock options, respectively, were net settled upon exercise. As a result, 706 and 47,532 net shares of our common stock were issued after reduction of shares retained to satisfy the exercise price and minimum statutory tax withholding requirements during the nine months ended April 30, 2016 and 2015, respectively.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The estimated per-share weighted average grant-date fair value of stock options granted during the three and nine months ended April 30, 2016 was $3.95 and $5.55, respectively, and $4.53 and $6.13, respectively, during the three and nine months ended April 30, 2015, which was determined using the Black-Scholes option pricing model, and included the following weighted average assumptions:

	Three months ended April 30,		Nine months ended April 30,
	2016	2015	2016	2015
Expected dividend yield	5.58%	4.09%	4.42%	3.55%
Expected volatility	35.80%	27.00%	34.39%	28.12%
Risk-free interest rate	1.39%	1.37%	1.53%	1.61%
Expected life (years)	5.04	5.22	5.15	5.45

Expected dividend yield is the expected annual dividend as a percentage of the fair market value of our common stock on the date of grant, based on our Board's annual dividend target at the time of grant, which was $1.20 per share for grants in the nine months ended April 30, 2016 and 2015. We estimate expected volatility by considering the historical volatility of our stock and the implied volatility of publicly-traded call options on our stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected term. The expected term is the number of years we estimate that awards will be outstanding prior to exercise and is determined by employee groups with sufficiently distinct behavior patterns. Assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by recipients of stock-based awards.

Performance Shares, RSUs, Restricted Stock and Share Unit Awards

The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2015	224,165	$28.26
Granted	62,440	28.35
Converted to common stock	(6,988)	25.28
Forfeited	(45,154)	28.14
Outstanding at October 31, 2015	234,463	28.39
Converted to common stock	(4,725)	26.77
Forfeited	(5,333)	29.07
Outstanding at January 31, 2016	224,405	28.41
Granted	9,000	21.50
Forfeited	(1,438)	28.35
Outstanding at April 30, 2016	231,967	$28.14	$5,614,000

Vested at April 30, 2016	31,181	$27.15	$755,000

Vested and expected to vest at April 30, 2016	220,551	$28.14	$5,337,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The total intrinsic value relating to fully-vested awards converted into our common stock during the nine months ended April 30, 2016 and 2015 was $275,000 and $504,000, respectively. Performance shares granted to employees prior to fiscal 2014 vest over a 5.3 year period, beginning on the date of grant if pre-established performance goals are attained, and are convertible into shares of our common stock generally at the time of vesting, on a one-for-one basis for no cash consideration. The performance shares granted to employees since fiscal 2014 principally vest over a three-year performance period, if pre-established performance goals are attained or as specified pursuant to the Plan and related agreements. As of April 30, 2016, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level.

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

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of conversion of the underlying shares into our common stock. During the nine months ended April 30, 2016, we accrued $97,000 of dividend equivalents and paid out $8,000 when certain awards were converted to common stock. As of April 30, 2016 and July 31, 2015, accrued dividend equivalents were $414,000 and $325,000, respectively, of which $247,000 and $306,000, respectively, were included in other liabilities with the remainder included in accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets for the respective periods. Such amounts were recorded as a reduction to retained earnings.

Cash payments to remit employees' minimum statutory tax withholding requirements related to the net settlement of stock-based awards for the nine months ended April 30, 2016 and 2015 were $74,000 and $420,000, respectively, which is reported as a cash outflow from operating activities in our Condensed Consolidated Statements of Cash Flows for each respective period.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(14)    Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended April 30,		Nine months ended April 30,
	2016	2015	2016	2015
United States
U.S. government	41.9%	37.5%	41.8%	29.7%
Domestic	35.2%	11.9%	26.0%	12.5%
Total United States	77.1%	49.4%	67.8%	42.2%

International
North African country	0.9%	17.3%	2.6%	15.6%
Other international	22.0%	33.3%	29.6%	42.2%
Total International	22.9%	50.6%	32.2%	57.8%

Sales to U.S. government customers include the Department of Defense ("DoD") and intelligence and civilian agencies, as well as sales directly to or through prime contractors.

International sales for the three months ended April 30, 2016 and 2015 (which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers) were $28,417,000 and $36,243,000, respectively. International sales for the nine months ended April 30, 2016 and 2015 (which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers) were $83,401,000 and $132,767,000, respectively.

For the three and nine months ended April 30, 2016, except for the U.S. government, no other customer or individual country (including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country) represented more than 10% of consolidated net sales. For the three and nine months ended April 30, 2015, sales to a U.S. prime contractor represented approximately 17.0% and 15.2% of total net sales, respectively. Almost all of these sales relate to our North African country end-customer.

(15)    Segment Information

Reportable operating segments are determined based on Comtech’s management approach. The management approach, as defined by FASB ASC 280, “Segment Reporting,” is based on the way that the chief operating decision maker ("CODM") organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. As of April 30, 2016, our chief operating decision maker, for purposes of FASB ASC 280, is our President and Chief Executive Officer ("CEO").

Beginning with our third quarter of fiscal 2016, we began managing our business in two reportable segments: Commercial Solutions and Government Solutions.

Our Commercial Solutions segment serves commercial customers and smaller government customers, such as state and local governments, that require advanced communications technologies to meet their needs. This segment also serves certain government customers (including the U.S. government) when they have requirements for off-the-shelf commercial equipment. Commercial solutions products include satellite earth station communications equipment such as modems and traveling wave tube amplifiers, public safety technologies including those that are utilized in next generation 911 systems and enterprise technologies such as trusted location and text-messaging platforms.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Our Government Solutions segment serves large U.S. and foreign government end-users who require mission critical technologies and systems. Government solutions products include command and control technologies (such as remote sensing tracking systems, rugged solid state drives, land mobile products, and quick deploy satellite systems), troposcatter technologies systems (such as digital troposcatter multiplexers, digital over-the-horizon modems, troposcatter systems, and frequency converter systems), and RF power and switching technologies products (such as solid-state high-power narrow and broadband amplifiers, enhanced position location reporting system "EPLRS") amplifier assemblies, identification friend or foe amplifiers, and amplifiers used in the counteraction of improvised explosive devices).

Our CODM primarily uses a metric that we refer to as Adjusted EBITDA to measure an operating segment’s performance and to make decisions about resources to be allocated. Our Adjusted EBITDA metric does not consider any allocation of the following: income taxes, interest income and other expense, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, acquisition plan expenses or strategic alternatives analysis expenses and other. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Adjusted EBITDA is used by management in assessing the Company's operating results. The Company's definition of Adjusted EBITDA may differ from the definition of EBITDA used by other companies (including TCS prior to our acquisition) and may not be comparable to similarly titled measures used by other companies.

Operating segment information, along with a reconciliation of segment net income and consolidated net income to Adjusted EBITDA is presented in the tables below:

	Three months ended April 30, 2016
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$71,985,000	52,202,000	—	$124,187,000
Operating income (loss)	$6,560,000	5,629,000	(25,586,000)	$(13,397,000)

Net income (loss)	$6,437,000	5,634,000	(26,426,000)	$(14,355,000)
Income taxes	2,000	—	(2,512,000)	(2,510,000)
Interest (income) and other expense	53,000	(5,000)	(53,000)	(5,000)
Interest expense	68,000	—	3,405,000	3,473,000
Amortization of stock-based compensation	—	—	1,041,000	1,041,000
Amortization of intangibles	3,622,000	1,154,000	—	4,776,000
Depreciation	2,130,000	647,000	305,000	3,082,000
Acquisition plan expenses	—	—	16,960,000	16,960,000
Adjusted EBITDA	$12,312,000	7,430,000	(7,280,000)	$12,462,000

Purchases of property, plant and equipment	$1,119,000	142,000	339,000	$1,600,000
Long-lived assets acquired in connection with the TCS acquisition	$353,729,000	76,681,000	4,359,000	$434,769,000
Total assets at April 30, 2016	$616,247,000	209,278,000	77,803,000	$903,328,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Three months ended April 30, 2015
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$47,531,000	24,102,000	—	$71,633,000
Operating income (loss)	$3,201,000	7,978,000	(4,019,000)	$7,160,000

Net income (loss)	$3,259,000	7,987,000	(6,286,000)	$4,960,000
Income taxes	(135,000)	—	2,370,000	2,235,000
Interest (income) and other expense	5,000	(9,000)	(103,000)	(107,000)
Interest expense	72,000	—	—	72,000
Amortization of stock-based compensation	—	—	1,244,000	1,244,000
Amortization of intangibles	1,561,000	—	—	1,561,000
Depreciation	1,328,000	327,000	11,000	1,666,000
Adjusted EBITDA	$6,090,000	8,305,000	(2,764,000)	$11,631,000

Purchases of property, plant and equipment	$379,000	290,000	19,000	$688,000
Total assets at April 30, 2015	$244,735,000	94,506,000	134,554,000	$473,795,000

	Nine months ended April 30, 2016
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$165,657,000	92,970,000	—	$258,627,000
Operating income (loss)	$14,048,000	15,389,000	(37,477,000)	$(8,040,000)

Net income (loss)	$13,635,000	15,409,000	(39,484,000)	$(10,440,000)
Income taxes	94,000	—	(1,088,000)	(994,000)
Interest (income) and other expense	103,000	(20,000)	(310,000)	(227,000)
Interest expense	216,000	—	3,405,000	3,621,000
Amortization of stock-based compensation	—	—	3,166,000	3,166,000
Amortization of intangibles	6,194,000	1,154,000	—	7,348,000
Depreciation	4,568,000	1,189,000	321,000	6,078,000
Acquisition plan expenses	—	—	20,689,000	20,689,000
Adjusted EBITDA	$24,810,000	17,732,000	(13,301,000)	29,241,000

Purchases of property, plant and equipment	$2,067,000	642,000	354,000	$3,063,000
Long-lived assets acquired in connection with the TCS acquisition	$353,729,000	76,681,000	4,359,000	$434,769,000
Total assets at April 30, 2016	$616,247,000	209,278,000	77,803,000	$903,328,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Nine months ended April 30, 2015
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$152,105,000	77,721,000	—	$229,826,000
Operating income (loss)	$14,460,000	23,542,000	(12,000,000)	$26,002,000

Net income (loss)	$14,390,000	23,564,000	(20,184,000)	$17,770,000
Income taxes	(230,000)	—	8,337,000	8,107,000
Interest (income) and other expense	92,000	(22,000)	(351,000)	(281,000)
Interest expense	208,000	—	198,000	406,000
Amortization of stock-based compensation	—	—	3,642,000	3,642,000
Amortization of intangibles	4,682,000	—	—	4,682,000
Depreciation	3,947,000	923,000	26,000	4,896,000
Strategic alternatives analysis expenses and other	—	—	585,000	585,000
Adjusted EBITDA	$23,089,000	24,465,000	(7,747,000)	$39,807,000

Purchases of property, plant and equipment	$1,965,000	802,000	66,000	$2,833,000
Total assets at April 30, 2015	$244,735,000	94,506,000	134,554,000	$473,795,000

Unallocated expenses result from corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs. In addition, unallocated expenses for the three and nine months ended April 30, 2016 include $16,960,000 and $20,689,000, respectively, of transaction costs primarily related to our acquisition of TCS. Unallocated expenses for the nine months ended April 30, 2015 include $585,000 of expenses related to our strategic alternatives analysis which we concluded in December 2014. There were no such expenses during the three months ended April 30, 2015.

Unallocated expenses also include amortization of stock-based compensation of $1,041,000, and $3,166,000, respectively, for the three and nine months ended April 30, 2016 and $1,244,000 and $3,642,000, respectively, for the three and nine months ended April 30, 2015. Interest expense for the three and nine months ended April 30, 2016 includes $2,981,000 related to our Secured Credit Facility, as further discussed in Note (10) - "Secured Credit Facility," including the amortization of deferred financing costs. The nine months ended April 30, 2015 includes interest on a committed $100,000,000 secured revolving credit facility that expired on October 31, 2014 and amortization of deferred financing costs, neither of which is allocated to the operating segments. Unallocated assets at April 30, 2016 consist principally of cash, income taxes receivable, corporate property, plant and equipment and deferred financing costs.

Intersegment sales for the three months ended April 30, 2016 and 2015 by the Commercial Solutions segment to the Government Solutions segment were $2,198,000 and $1,073,000, respectively. Intersegment sales for the nine months ended April 30, 2016 and 2015 by the Commercial Solutions segment to the Government Solutions segment were $4,082,000 and $3,378,000, respectively. There were no sales by the Government Solutions segment to the Commercial Solutions segment for any of these three or nine month periods.

Substantially all of our long-lived assets are located in the U.S. and all intersegment sales are eliminated in consolidation and are excluded from the tables above.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(16)    Goodwill

The following table represents the amount of goodwill by reportable operating segment, including the changes in the net carrying value of goodwill for the nine months ended April 30, 2016:

	Commercial Solutions	Government Solutions	Total
Reallocation to new segments	$102,100,000	35,254,000	$137,354,000
Additions resulting from TCS acquisition	110,037,000	17,112,000	127,149,000
Balance as of April 30, 2016	$212,137,000	52,366,000	$264,503,000

As discussed further in Note (15) - "Segment Information," in connection with the TCS acquisition, we announced a new organizational structure in which our CODM began managing our business in two reportable operating segments: Commercial Solutions and Government Solutions. These two reportable operating segments each constitute a reporting unit as such term is defined in FASB ASC 350 "Intangibles - Goodwill and Other." Prior to February 1, 2016, our business was managed through three reportable operating segments (Telecommunications Transmission, RF Microwave Amplifiers and Mobile Data Communications). In connection with our new organizational structure, we performed a “Before Reorganization” and an “After Reorganization” interim goodwill impairment test during our three months ended April 30, 2016. No impairment of goodwill resulted from our change to our two reportable operating segment structure. As a result, the carrying value of our goodwill of $137,354,000 as of January 31, 2016 was reallocated to our new reporting units based on their relative fair values.

As discussed further in Note (2) - “Acquisition,” the goodwill resulting from the TCS acquisition was based upon a preliminary valuation and estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the acquisition date).
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

We are required to perform the next annual goodwill impairment analysis on August 1, 2016 (the start of our fiscal 2017). This test will include an evaluation of the substantial goodwill that relates to the TCS acquisition. During interim periods, if our expected financial results materially decline below our initial expectations or if other events and circumstances change which indicate the potential for impairment (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record interim impairment charges if we perform and fail an interim test. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(17)    Intangible Assets

Intangible assets with finite lives as of April 30, 2016 and July 31, 2015 are as follows:

	April 30, 2016
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.5	$252,831,000	25,154,000	$227,677,000
Technologies	12.3	82,370,000	41,419,000	40,951,000
Trademarks and other	16.3	28,694,000	3,761,000	24,933,000
Total		$363,895,000	70,334,000	$293,561,000

	July 31, 2015
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10.0	$29,831,000	20,981,000	$8,850,000
Technologies	12.1	47,370,000	39,266,000	8,104,000
Trademarks and other	20.0	5,794,000	2,739,000	3,055,000
Total		$82,995,000	62,986,000	$20,009,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the three months ended April 30, 2016 and 2015 was $4,776,000 and $1,561,000, respectively. Amortization expense for the nine months ended April 30, 2016 and 2015 was $7,348,000 and $4,682,000, respectively.

As of April 30, 2016, as further discussed in Note (2) - "Acquisition," intangible assets include newly acquired intangibles resulting from the TCS acquisition. The amount of the purchase price for TCS allocated to intangible assets with finite lives was based upon a preliminary valuation and estimates and assumptions that are subject to change within the measurement period (not to exceed one year from the date of acquisition).

The estimated amortization expense consists of the following for the fiscal years ending July 31:

2016	$13,360,000
2017	22,786,000
2018	21,150,000
2019	17,230,000
2020	17,230,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(18)    Stockholders’ Equity

Stock Repurchase Program
As of April 30, 2016 and June 8, 2016, we were authorized to repurchase up to an additional $8,664,000 of our common stock, pursuant to our current $100,000,000 stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans.

There were no repurchases of our common stock during the nine months ended April 30, 2016. During the nine months ended April 30, 2015, we repurchased 175,735 shares of our common stock in open-market transactions with an average price per share of $28.39 and at an aggregate cost of $4,989,000 (including transaction costs).

Dividends
The current targeted dividend amount that was established by our Board of Directors for fiscal 2016 is $1.20 per common share.

During the nine months ended April 30, 2016, our Board of Directors declared quarterly dividends of $0.30 per common share on September 28, 2015, December 9, 2015 and March 10, 2016, which were paid to shareholders on November 20, 2015, February 17, 2016, and May 20, 2016, respectively.

On June 8, 2016, our Board of Directors declared a dividend of $0.30 per common share, payable on August 19, 2016, to shareholders of record at the close of business on July 18, 2016.

(19)    Legal Proceedings and Other Matters

Legacy TCS Intellectual Property Matters
TCS is a party to a number of legal proceedings and a contract dispute, in each case, relating to customers seeking indemnification under contractual arrangements for claims and other costs associated with defending lawsuits alleging infringement of patents through the customers' use of TCS’s products and services, including in combination with products and services of other vendors. In some cases, TCS has agreed to assume the defense of lawsuits and in other situations, TCS did not believe that its technology was infringing or that certain customers were entitled to indemnification.

Due to the inherent difficulty of predicting the outcome of these legacy TCS intellectual property legal proceedings and contract disputes, it is difficult to estimate the amount or range of reasonably possible losses. Ongoing legal expenses associated with defending these legacy TCS intellectual property legal proceedings and contract disputes and their ultimate resolution could have a material adverse effect on our future consolidated results of operations, financial position, or cash flows.

We believe it is probable that TCS will incur a loss related to these matters. Although we are unable to precisely predict the effects of these legal proceedings on our financial condition, results of operations, or cash flows, our Condensed Consolidated Balance Sheet as of April 30, 2016 reflects $4,500,000 of accrued liabilities related to these intellectual property legal proceedings and contract disputes which are described further below:

•
In December 2009, Vehicle IP, LLC ("Vehicle IP") filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware, seeking monetary damages, fees and expenses and other relief from, among others, our customer Verizon Wireless ("Verizon"), based on the VZ Navigator product, and TCS is defending Verizon against Vehicle IP. In 2013, the District Court granted the defendants’ motion for summary judgment on the basis that the products in question did not infringe plaintiff’s patent. Plaintiff appealed that decision and, in 2014, the U.S. Court of Appeals for the Federal Circuit reversed the district court's claim construction, overturned the district court's grant of summary judgment of noninfringement, and remanded the case for further proceedings. Fact discovery in the case is complete and, currently, expert discovery is ongoing and trial is scheduled to begin in February 2017.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

•
In August 2014, TracBeam, LLC ("TracBeam") brought a patent infringement lawsuit in the U.S. District Court for the Eastern District of Texas seeking monetary damages, fees and expenses and other relief from, among others, TCS’s customers T-Mobile US, Inc. and T-Mobile USA, Inc. (together, "T-Mobile"), based on the defendants’ E9-1-1 service and locator products, and TCS is defending T-Mobile against TracBeam. In August 2015, T-Mobile and a co-defendant filed petitions for Inter Partes Review challenging TracBeam’s patents in the Patent Trial and Appeal Board and subsequently moved to stay the District Court case pending resolution of the Inter Partes Review. That motion is pending with trial scheduled for January 2017.

•
In 2012, CallWave Communication LLC ("CallWave") brought a patent infringement lawsuit in the U.S. District Court for the District of Delaware seeking monetary damages, fees and expenses and other relief from, among others, Verizon Wireless, or Verizon, based on the defendants’ VZ Family Locator and VZ Navigator, and TCS has agreed to indemnify Verizon with respect to one patent of plaintiff that implicates a TCS product. Currently, a motion to dismiss the complaint on grounds that the asserted patent claims relate to unpatentable subject matter and is therefore invalid is pending before the court. It is anticipated that fact discovery is likely to conclude shortly and that expert discovery, dispositive motions and a trial date will follow later in 2016.

•
In August 2015, IP Cube Partners Co. Ltd. ("IP Cube") brought a lawsuit in the U.S. District Court for the Southern District of New York seeking damages based on TCS’s alleged breach of contract and fraudulent representation in connection with the sale by TCS to IP Cube in 2012 of two patents for $2,300,000. In September 2015, TCS moved to dismiss the case related to all claims except breach of contract claim and that motion is pending before the court. Discovery commenced in December 2015 and is ongoing and trial is anticipated to begin in November 2016.

TCS Acquisition-Related Lawsuits
Prior to the closing of our acquisition of TCS, five complaints were filed in Maryland state court against TCS, members of the TCS Board of Directors, Comtech, and a wholly owned subsidiary of Comtech formed to effect the acquisition. All of the complaints raised similar putative class claims against TCS, members of the TCS Board, Comtech and its subsidiary, alleging breaches of fiduciary duty by members of the TCS Board in connection with the acquisition, and allege that some or all of TCS, Comtech and its subsidiary aided and abetted the purported breaches of fiduciary duty. On March 22, 2016, the court dismissed three of the five cases with prejudice, and on April 12, 2016, counsel for the plaintiffs in the other two actions filed a Notice of Dismissal.  As such, all pending litigation with respect to the TCS acquisition is ended.

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

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include, among other things: the possibility that the expected synergies from the acquisition of TeleCommunication Systems, Inc. ("TCS") will not be fully realized, or will not be realized within the anticipated time period; the risk that Comtech’s and TCS’s businesses will not be integrated successfully; the possibility of disruption from the acquisition, making it more difficult to maintain business and operational relationships or retain key personnel; the nature and timing of receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements; changing customer demands; changes in prevailing economic and political conditions; changes in the price of oil in global markets; changes in foreign currency exchange rates; risks associated with Comtech's and TCS's legacy legal proceedings, customer claims for indemnification, and other similar matters; risks associated with our obligations under our Secured Credit Facility and acquisition debt; risks associated with our large contracts; and other factors described in this and our other filings with the Securities and Exchange Commission (“SEC”).

OVERVIEW

We are a leading provider of advanced communications solutions for both commercial and government customers worldwide. Our solutions fulfill our customers’ needs for secure wireless communications in some of the most demanding environments, including those where traditional communications are unavailable or cost-prohibitive, and in mission-critical and other scenarios where performance is crucial.

Acquisition of TCS
On February 23, 2016 (the first month of our third quarter of fiscal 2016), we acquired TCS, a leading provider of commercial solutions (such as public safety systems and enterprise application technologies), and government solutions (such as command and control (also known as Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (“C4ISR”))) applications. We believe that the acquisition of TCS provides us with a number of key strategic and financial benefits including:

•	The creation of scale and more diversified earnings, reducing volatility associated with challenging international (including emerging markets) business conditions;

•
Entry into commercial markets at growth inflection points, including the public safety market which has a growing need for next generation emergency 911 systems that utilize messaging and trusted location technologies;

•
An enhanced position with existing customers, including the U.S. government, for which Comtech will now be a prime contractor, including for sales of our over-the-horizon microwave systems (troposcatter) products; and

•	The ability to obtain meaningful cost synergies and better growth prospects.

The TCS acquisition has a preliminary aggregate purchase price for accounting purposes of approximately $340.4 million (also referred to as the "transaction equity value"). As of February 23, 2016, the date we closed the acquisition, TCS had $59.9 million of cash and cash equivalents and total debt (including capital lease obligations and accrued interest) of approximately $143.1 million. As such, the transaction had an enterprise value of approximately $423.6 million. During the twelve months ended December 31, 2015, based on audited financial results, TCS generated net sales of approximately $364.4 million.

Index

The TCS acquisition was a significant step in our strategy of entering complementary markets and expanding our domestic and international commercial offerings. In connection with the acquisition, we began managing our combined businesses through two reportable operating segments:

•
Commercial Solutions - serves commercial customers and smaller governments, such as state and local governments, that require advanced technologies to meet their needs. This segment also serves certain government customers (including the U.S. government) when they have requirements for off-the-shelf commercial equipment. We believe this segment is a leading provider of satellite communications (such as satellite earth station modems and travel wave tube amplifiers), public safety systems (such as next generation 911 technologies) and enterprise application technologies (such as a messaging and trusted location-based technologies).

•
Government Solutions - serves large government end-users (including those of foreign countries) that require mission-critical technologies and systems. We believe this segment is a leading provider of command and control applications (such as the design, installation and operation of data networks that integrate computing and communications (both satellite and terrestrial links), ongoing network operation and management support services including telecom expense management, project management and fielding and maintenance solutions related to satellite ground terminals), troposcatter communications (such as digital troposcatter multiplexers, digital over-the-horizon modems, troposcatter systems, and frequency converter systems) and RF power and switching technologies (such as solid-state high-power broadband amplifiers, enhanced position location reporting system (or commonly known as "EPLRS") amplifier assemblies, identification friend or foe amplifiers, and amplifiers used in the counteraction of improvised explosive devices).

From an operational and financial reporting perspective, TCS’s former Platforms and Application Group and its Safety and Security Group have become part of our Commercial Solutions segment which includes Comtech’s legacy satellite earth station product lines and Comtech’s traveling wave tube amplifier product lines. TCS’s former Government Solutions Group and Cyber Intelligence Group have become part of our Government Solutions segment which includes Comtech’s legacy over-the-horizon microwave (“troposcatter”) systems product line, Comtech’s legacy high-power broadband amplifiers and Comtech’s legacy mobile data communications product lines. Additionally, although the TCS business previously operated on a calendar year basis, TCS has now conformed its financial reporting cycle to align with Comtech’s fiscal year which ends on July 31st.

Upon closing the acquisition of TCS on February 23, 2016, we immediately implemented our acquisition integration plan which includes fully integrating TCS into our business model to achieve cost synergies. These synergies are expected to be achieved by reductions in duplicate public company costs, reduced spending on maintaining multiple information technology systems and obtaining increased operating efficiencies throughout the combined company. To-date, we have made significant reductions in spending, have reduced combined headcount by approximately 5.0% and are on track to deliver meaningful cost synergies. We expect cost synergies to approximate an annual run-rate of $8.0 million over the next several quarters, with $12.0 million of synergies, in the aggregate, expected in the second year after completing the acquisition.

Our Quarterly Financial Information
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

Our contracts with the U.S. government can be terminated for convenience by the U.S. government at any time and orders are subject to unpredictable funding, deployment and technology decisions by the U.S. government. Some of these contracts are indefinite delivery/indefinite quantity (commonly known as "IDIQ") contracts and, as such, the U.S. government is not obligated to purchase any equipment or services under these contracts. We have, in the past, experienced and we continue to expect significant fluctuations in sales and operating results from quarter-to-quarter and period-to-period. As such, comparisons between periods and our current results may not be indicative of a trend or future performance.

Index

As further discussed below, under “Critical Accounting Policies,” revenue is generally recognized when the earnings process is complete, upon delivery or customer acceptance. Revenue from contracts relating to the design, development or manufacture of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts are generally recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-35, “Revenue Recognition - Construction-Type and Production-Type Contracts” (“ASC 605-35”). Revenue from contracts that contain multiple elements that are not accounted for under FASB ASC 605-35 is generally accounted for in accordance with FASB ASC 605-25, “Revenue Recognition - Multiple Element Arrangements,” which, among other things, requires revenue associated with multiple element arrangements to be allocated to each element based on the relative selling price method.

Additional information about our business, the TCS acquisition and quarterly financial information is included in the below sections entitled “Business Outlook for Fiscal 2016,” “Comparison of the Results of Operations for the Three Months Ended April 30, 2016 and April 30, 2015” and “Comparison of the Results of Operations for the Nine Months Ended April 30, 2016 and April 30, 2015.”

CRITICAL ACCOUNTING POLICIES

We consider certain accounting policies to be critical due to the estimation process involved in each.

Revenue Recognition.  We earn revenue from the sale of advanced communication solutions to customers around the world. Advanced communication solution sales can consist of any one or a combination of items required by our customer including hardware, technology platforms and related support. A large portion of our revenue from advanced communication solutions is derived from long-term contracts relating to the design, development or manufacture of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts and is recognized in accordance with FASB ASC 605-35. For these contracts, we primarily apply the percentage-of-completion accounting method and generally recognize revenue based on the relationship of total costs incurred to total projected costs, or, alternatively, based on output measures, such as units delivered or produced. Profits expected to be realized on such contracts are based on total estimated sales for the contract compared to total estimated costs, including warranty costs, at completion of the contract.

Direct costs which can include materials, labor and overhead are charged to work-in-process (including our contracts-in-progress) inventory or cost of sales. Indirect costs relating to long-term contracts, which include expenses such as general and administrative, are charged to expense as incurred and are not included in our work-in-process (including our contracts-in-progress) inventory or cost of sales. Total estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Estimated losses on long-term contracts are recorded in the period in which the losses become evident. Long-term U.S. government cost-reimbursable type contracts are also specifically covered by FASB ASC 605-35.

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

Index

We also derive a large portion of our revenues for advanced communication solutions from contracts and purchase orders where revenue is recorded on delivery of products or performance of services in accordance with the authoritative guidance contained in FASB ASC 605-25, “Revenue Recognition - Multiple Deliverable Revenue Arrangements” (“ASC 605-25”) and, if applicable, Accounting Standards Update (“ASU”) 2009-14 (ASC Topic 985) “Certain Revenue Arrangements That Include Software Elements.” Revenue recognition for multiple-element arrangements requires judgment to determine if multiple elements exist, whether elements can be accounted for as separate units of accounting, and if so, the fair value for each of the elements. In summary, we recognize revenue for each separate unit of accounting when the applicable revenue recognition criteria for each element has been met. We allocate revenue to each separate unit of accounting in a multi-element arrangement based on the relative fair value of each element, using vendor-specific objective evidence (“VSOE”) of their fair values, if available. VSOE is generally determined based on the price charged when an element is sold separately. In the absence of VSOE of fair value, the fee is allocated among each element based on third-party evidence (“TPE”) of fair value, which is determined based on competitor pricing for similar deliverables when sold separately. When we are unable to establish fair value using VSOE or TPE, we use estimated selling price (“ESP”) to allocate value to each element. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold separately. We determine ESP for deliverables by considering multiple factors including, but not limited to, prices we charge for similar offerings, market conditions, competitive landscape, and pricing practices. For multiple element arrangements that contain only software and software-related elements, we allocate the fees to each element based on the VSOE of fair value of each element. We have not incurred material warranty costs on any software product to date, and no costs are currently accrued upon recording the related revenue. Due to the nature of some of the agreements it may be difficult to establish VSOE of separate elements of an agreement; in these circumstances the appropriate recognition of revenue may require the use of judgment based on the particular facts and circumstances.

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

Impairment of Goodwill and Other Intangible Assets. As discussed further in “Notes to Condensed Consolidated Financial Statements - Note (15) - "Segment Information," in connection with the TCS acquisition, we announced a new segment organizational structure in which our chief operating decision maker began managing our business in two operating segments, each of which constitutes a reporting unit: Commercial Solutions and Government Solutions. Prior to February 1, 2016, our business was managed through three reportable operating segments (Telecommunications Transmission, RF Microwave Amplifiers and Mobile Data Communications). In connection with this reporting change, we performed a “Before Reorganization” and an “After Reorganization” interim goodwill impairment test during our three months ended April 30, 2016. We also reviewed our intangible assets for recoverability. Based on our tests, no impairment of legacy goodwill of $137.4 million or $17.4 million of legacy intangible assets (both of which exclude goodwill and intangible assets associated with the TCS acquisition) resulted from our change to a new segment organizational structure. As a result, the carrying value of our goodwill immediately prior to the segment change was reallocated $102.1 million to the Commercial Solutions segment and $35.3 million to the Government Solutions segment, based on each segment’s relative fair value. Additionally, in connection with this segment change, we assigned all of the $17.4 million of our previously existing intangible assets at January 31, 2016 to the Commercial Solutions segment, as that segment would utilize those assets.

Index

As discussed further in “Notes to Condensed Consolidated Financial Statements - Note (2) - “Acquisition,” the TCS acquisition resulted in goodwill of $127.1 million (of which $110.0 million was allocated to the Commercial Solutions segment and $17.1 million was allocated to the Government Solutions segment) and intangibles of $280.9 million (of which $228.0 million was assigned to the Commercial Solutions segment and $52.9 million was assigned to the Government Solutions segment. Goodwill was determined based upon a preliminary purchase price allocation including valuation, estimates and assumptions that are subject to change as more detailed analyses are completed within the purchase price allocation period (generally one year from the acquisition date). The primary areas of the purchase price allocation for TCS not yet finalized include income taxes and pre-acquisition contingencies for TCS’s intellectual property matters that existed as of the acquisition date (see “Notes to Condensed Consolidated Financial Statements - Note (19) “Legal Matters and Proceedings”) and residual goodwill.

As of April 30, 2016, total goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $264.5 million (of which $212.1 million relates to our Commercial Solutions segment and $52.4 million relates to our Government Solutions segment). Additionally, as of April 30, 2016, intangible assets recorded on our Condensed Consolidated Balance Sheet aggregated $293.6 million, net (of which $241.8 million relates to our Commercial Solutions segment and $51.8 million relates to our Government Solutions segment). Each of our two reportable operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

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

Index

During the three months ended April 30, 2016, the Internal Revenue Service ("IRS") continued to audit our federal income tax return for fiscal 2014. Our federal income tax returns for fiscal 2013 and 2015 are also subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2011 are subject to audit. TCS’s federal income tax returns for calendar year 2013 and 2014 are subject to potential future IRS audit. None of TCS’s state income tax returns prior to calendar year 2011 are subject to audit. In addition to income tax audits, TCS is subject to ongoing state and local tax audits by the Washington State Department of Revenue and the City of Seattle. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Research and Development Costs.  We generally expense all research and development costs. Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other personnel-related expenses associated with product development. Research and development expenses also include third-party development and programming costs. Costs incurred internally in researching and developing software to be sold are charged to expense until technological feasibility has been established for the software. Judgment is required in determining when technological feasibility of a product is established. Technological feasibility for our advanced communication software solutions is generally reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to customers and when we are able to validate the marketability of such product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. To-date, we have not capitalized any of our internally developed software costs.

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

Business Outlook for Fiscal 2016

During our third quarter of fiscal 2016, we experienced strong order flow for Comtech’s legacy business (which excludes TCS) and benefited from incremental bookings associated with new advanced communication solutions that we now offer as a result of the TCS acquisition. In aggregate, we achieved bookings of approximately $139.2 million during our third quarter of fiscal 2016 which translates into a quarterly book-to-bill ratio (a measure of quarterly bookings divided by quarterly net sales) of 1.12.

The fourth quarter of fiscal 2016 will be the first full quarter reflecting TCS operations. To-date, we have been pleased with our integration of TCS and believe our overall business is at a turning point. We expect the strength in order flow that we experienced during our third quarter of fiscal 2016 to continue and expect a higher level of bookings in the fourth quarter of fiscal 2016 (both for Comtech’s legacy business and our new product lines).

Index

On a consolidated basis, fiscal 2016 revenues are expected to benefit from incremental net sales from TCS that will be generated from February 23, 2016 (the acquisition closing date) through July 31, 2016 (the end of our current fiscal year). Our third quarter of fiscal 2016 reflects approximately two months of TCS operations while our fourth quarter of fiscal 2016 will reflect a full three months of TCS operations. At the same time, as previously disclosed in our Form 10-Q filing for the fiscal quarter ended January 31, 2016, consolidated net sales in fiscal 2016 will be impacted by lower sales of Comtech's legacy business which is not expected to achieve the same level of sales in fiscal 2016 as it achieved in fiscal 2015. In aggregate, however, consolidated fiscal 2016 revenues are expected to be higher than fiscal 2015 revenues as a result of the TCS acquisition.

Our GAAP operating financial results for fiscal 2016 were significantly impacted by our acquisition plan which culminated with the acquisition of TCS. We expect to incur transaction and merger related expenditures related to the TCS acquisition of approximately $48.0 million which includes significant amounts for: (i) change-in-control payments, (ii) severance, (iii) costs associated with establishing a $400.0 million Secured Credit Facility, and (iv) professional fees for financial and legal advisors for both Comtech and TCS. For the three and nine months ended April 30, 2016, acquisition plan expenses were approximately $17.0 million and $20.7 million, respectively and primarily related to the TCS acquisition. We expect to record an additional expense of approximately $3.9 million during the fourth quarter of fiscal 2016. The remaining transaction and merger related expenditures have been accounted for by TCS prior to its acquisition by Comtech or have been capitalized (such as deferred financing costs) on our Condensed Consolidated Balance Sheet as of April 30, 2016. Our GAAP operating results in fiscal 2016 will also reflect a significant increase in amortization of intangible assets resulting from the acquisition. As such, on a GAAP basis, we expect to report an operating loss for fiscal 2016. However, excluding acquisition plan expenses, we expect to generate significant operating income and positive cash flows from operating activities.

Looking forward to fiscal 2017, we believe that our fiscal 2017 GAAP financial results (including net sales, operating income and operating cash flow) will be significantly higher than the related amounts we expect to achieve in fiscal 2016.

The below sections entitled “Comparison of the Results of Operations for the Three Months Ended April 30, 2016 and April 30, 2015” and “Comparison of the Results of Operations for the Nine Months Ended April 30, 2016 and April 30, 2015,” have been presented based on how we now operate our business (including retrospectively reporting historical operating segment financial information). Because our historical results, prior to February 23, 2016, do not include TCS, you should not rely on period-to-period comparisons as an indicator of future performance as these comparisons may not be meaningful.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2016 AND APRIL 30, 2015

Net Sales. Consolidated net sales were approximately $124.2 million and $71.6 million for the three months ended April 30, 2016 and 2015, respectively, representing an increase of $52.6 million, or 73.5%. The period-over-period increase in net sales reflects incremental sales of approximately $66.0 million as a result of the TCS acquisition, partially offset by lower sales of legacy Comtech products. Net sales by operating segment are further discussed below.

Commercial Solutions
Net sales in our Commercial Solutions segment were approximately $72.0 million for the three months ended April 30, 2016, as compared to $47.5 million for the three months ended April 30, 2015, an increase of $24.5 million, or 51.6%. The period-over-period increase reflects incremental sales of approximately $31.0 million as a result of the TCS acquisition, partially offset by lower sales of Comtech legacy products. Our Commercial Solutions segment represented 58.0% of consolidated net sales for the three months ended April 30, 2016 as compared to 66.3% for the three months ended April 30, 2015.

Although sales of Comtech legacy products, in particular, our satellite earth station products, continued to be impacted by extremely challenging business conditions that existed earlier in the year, we believe that market conditions have become relatively stable. During the three months ended April 30, 2016, we saw double-digit order growth for solutions that include our satellite earth station products as compared to orders received during the fiscal quarter ended January 31, 2016. Bookings during our most recent quarter for our traveling wave-tube amplifier solutions were at their highest quarterly level for fiscal 2016.

During the three months ended April 30, 2016, our Commercial Solutions segment benefited from sales of location and messaging based platforms and safety and security solutions that we now offer as a result of the TCS acquisition. During the quarter, we initiated a strategy to carefully integrate and cross-share technology across each of our respective product lines. This strategy, over time, will result in historical sales patterns and product mix trends becoming less relevant. As a result, period-to-period comparisons of sales of legacy Comtech or TCS brands may not be meaningful.

Bookings, sales and profitability in our Commercial Solutions segment can fluctuate from period-to-period due to many factors, including changes in the general business environment.

Index

Government Solutions
Net sales in our Government Solutions segment were approximately $52.2 million for the three months ended April 30, 2016 as compared to $24.1 million for the three months ended April 30, 2015, an increase of $28.1 million, or 116.6%. The period-over-period increase in sales reflects incremental sales of approximately $34.9 million as a result of the TCS acquisition, partially offset by lower sales of Comtech legacy products. Our Government Solutions segment represented 42.0% of consolidated net sales for the three months ended April 30, 2016, as compared to 33.7% for the three months ended April 30, 2015.

The decrease in Comtech legacy sales in our most recent quarter was driven by significantly lower comparative net sales of over-the-horizon microwave products, partially offset by increased sales of high-power broadband amplifiers and BFT-1 sustainment support services. Sales of our over-the-horizon microwave system products were significantly lower when compared to the prior comparative period, as our two large multi-year contracts to design and supply over-the-horizon microwave systems and equipment for a North African government are nearing completion. Sales in both periods include $2.5 million of net sales related to a $10.0 million BFT-1 intellectual property license fee. During the three months ended April 30, 2016, we received $20.0 million of funded orders to continue to provide BFT-1 sustainment support services to the U.S. Army through March 31, 2017.

Our Government Solutions segment benefited in the third quarter of fiscal 2016 from a variety of new advanced communication solutions that we now offer as a result of the TCS acquisition. These solutions include field support, space components and cyber-training. During the three months ended April 30, 2016, we initiated a strategy to carefully integrate and cross-share technology across each of our respective product lines. We have also begun jointly marketing our products to facilitate future growth. These strategies, over time, will result in historical sales patterns and mix trends becoming less relevant. As a result, period-to-period comparisons of sales of legacy Comtech or TCS brands may not be meaningful.

Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the three months ended April 30, 2016 and 2015 are as follows:

	Three months ended April 30,
	2016	2015	2016	2015	2016	2015
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	21.4%	38.1%	70.1%	36.3%	41.9%	37.5%
Domestic	51.3%	14.6%	13.1%	6.6%	35.2%	11.9%
Total U.S.	72.7%	52.7%	83.2%	42.9%	77.1%	49.4%

International	27.3%	47.3%	16.8%	57.1%	22.9%	50.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to U.S. state and local governments. International sales include sales to U.S. companies for inclusion in products that are sold to international customers.

Gross Profit. Gross profit was approximately $51.4 million and $32.3 million for the three months ended April 30, 2016 and 2015, respectively, representing an increase of $19.1 million. This increase in gross profit dollars was driven by higher consolidated net sales resulting from the TCS acquisition, partially offset by lower sales of Comtech legacy products. Gross profit, as a percentage of consolidated net sales decreased from 45.1% for the three months ended April 30, 2015 to 41.4% for the three months ended April 30, 2016. This decrease is primarily attributable to overall product mix changes resulting primarily from the TCS acquisition, in particular, the inclusion of sales related to TCS government solutions, which have historically had lower gross margins than Comtech’s legacy products. Gross profit, as a percentage of related segment sales is further discussed below.

Index

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended April 30, 2016, was significantly higher as compared to the three months ended April 30, 2015. This increase was driven, in part, by the inclusion of sales of TCS commercial solutions which had higher gross margins than Comtech’s legacy products. Additionally, during the three months ended April 30, 2016, we initiated certain cost reduction actions in our high-volume manufacturing center in Tempe, Arizona to better align those operations with current and expected levels of production. We believe these cost reductions will provide benefit in future periods.

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended April 30, 2016, was significantly lower as compared to the three months ended April 30, 2015. This decrease was driven, in part, by the inclusion of sales of TCS government solutions which had significantly lower gross margins than our legacy over-the-horizon microwave ("troposcatter") product line, high-power broadband amplifiers and our mobile data communications products. Comtech’s legacy products. Additionally, during the three months ended April 30, 2016, we experienced a significant drop in sales and related gross margins of our over-the-horizon microwave system products, as a result of two large international contracts that were nearing completion. Gross profit in both periods includes the benefit of $2.5 million related to our $10.0 million BFT-1 intellectual property license.

Included in consolidated cost of sales for both the three months ended April 30, 2016 and 2015 are provisions for excess and obsolete inventory of $0.7 million. As discussed in our “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $30.4 million and $15.0 million for the three months ended April 30, 2016 and 2015, respectively, representing an increase of $15.4 million. The increase in spending is primarily attributable to incremental expenses associated with the increase in size of our business as a result of the TCS acquisition. As a percentage of consolidated net sales, selling, general and administrative expenses were 24.5% and 20.9% for the three months ended April 30, 2016 and 2015, respectively.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $0.9 million in the three months ended April 30, 2016 as compared to $1.0 million in the three months ended April 30, 2015.

Research and Development Expenses. Research and development expenses were approximately $12.6 million and $8.6 million for the three months ended April 30, 2016 and 2015, respectively, representing an increase of $4.0 million, or 46.5%. The increase in spending is primarily attributable to incremental expenses associated with the TCS product lines, partially offset by lower spending as a result of cost reduction activities and the completion of several research and development projects. As a percentage of consolidated net sales, research and development expenses were 10.1% and 12.0% for the three months ended April 30, 2016 and 2015, respectively.

For the three months ended April 30, 2016 and 2015, research and development expenses of $10.1 million and $7.1 million, respectively, related to our Commercial Solutions segment and $2.5 million and $1.3 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.1 million and $0.2 million for the three months ended April 30, 2016 and 2015, respectively, related to the amortization of stock-based compensation expense, which is not allocated to our two reportable operating segments.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended April 30, 2016 and 2015, customers reimbursed us $6.1 million and $2.5 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Acquisition Plan Expenses. As discussed in prior SEC filings, our President and CEO previously initiated an assessment of our operations and embarked on a focused acquisition plan which culminated with the closing of the acquisition of TCS on February 23, 2016.

During the three months ended April 30, 2016, we incurred approximately $17.0 million of expenses related to this acquisition plan. These expenses include significant amounts associated with the TCS acquisition primarily for: (i) change-in-control payments, (ii) severance, (iii) costs associated with establishing a $400.0 million Secured Credit Facility, and (iv) professional fees for financial and legal advisors for both Comtech and TCS. We expect to record additional acquisition plan expenses of approximately $3.9 million during the fourth quarter of fiscal 2016.

There were no comparable expenses during the three months ended April 30, 2015.

Index

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was approximately $4.8 million and $1.6 million for the three months ended April 30, 2016 and 2015, respectively. The significant increase in amortization of intangibles is a result of our acquisition of TCS.

Operating (Loss) Income. Operating loss for the three months ended April 30, 2016 was approximately $13.4 million as compared to operating income of $7.2 million for the three months ended April 30, 2015. Excluding $17.0 million of expenses related to our acquisition plan, which culminated in the acquisition of TCS, operating income for the three months ended April 30, 2016 would have been $3.6 million, or 2.9% of consolidated net sales. Operating income for the three months ended April 30, 2015, as a percentage of consolidated net sales was 10.1%. Consolidated operating income (both in dollars and a percentage of consolidated net sales) was directly impacted by the TCS acquisition (including incremental amortization of intangibles) and by changes in segment operating income contributions as shown in the table below:

	Three months ended April 30,
	2016	2015	2016	2015	2016	2015	2016	2015
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$6.6	3.2	5.6	8.0	(25.6)	(4.0)	$(13.4)	7.2
Percentage of related net sales	9.2%	6.7%	10.7%	33.2%	NA	NA	(10.8)%	10.1%

Our Commercial Solutions segment’s operating income, in dollars, reflects incremental contribution associated with TCS commercial solution sales, offset in part, by lower contributions by Comtech’s legacy business. The increase in operating income as a percentage of our Commercial Solutions segment’s net sales is primarily due to the inclusion of sales of TCS communication solutions which had higher gross margins than Comtech’s legacy commercial solutions products.

Our Government Solutions segment’s operating income, in dollars, reflects incremental contribution associated with TCS government solution sales which were more than offset by significantly lower comparative net sales of Comtech’s legacy products, in particular, lower sales of our over-the-horizon microwave system products. The decrease in operating income as a percentage of our Government Solutions segment’s net sales is primarily due to the inclusion of sales of TCS government solutions which had significantly lower gross margins than Comtech’s legacy government solutions products.

Unallocated operating expenses which are included in the above table were $25.6 million and $4.0 million for the three months ended April 30, 2016 and 2015, respectively. The increase is primarily due to the $17.0 million of expense related to our focused acquisition plan, the large majority of which related to our activities which resulted in our acquisition of TCS on February 23, 2016. Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $1.0 million and $1.2 million for the three months ended April 30, 2016 and 2015, respectively.

Interest Expense and Other. Interest expense was approximately $3.5 million and $0.1 million for the three months ended April 30, 2016 and 2015, respectively. Interest expense during the three months ended April 30, 2016 primarily reflects interest on our $400.0 million Secured Credit Facility related to the TCS acquisition. Based on the type, terms and amount of outstanding debt (including capital leases), we estimate that our effective interest rate (including amortization of deferred financing costs) will be 5.0% during the fourth quarter of fiscal 2016 and 5.0% in fiscal 2017.

Interest Income and Other. Interest income and other for both the three months ended April 30, 2016 and 2015 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits, money market mutual funds, certificates of deposit, and short-term U.S. Treasury securities which, at this time, are currently yielding a blended annual interest rate of approximately 0.38%.

Provision for Income Taxes. During the three months ended April 30, 2016, we recorded a tax benefit of approximately $2.5 million as a result of our current period operating loss. This tax benefit compared to a tax expense of $2.2 million during the three months ended April 30, 2015.

Index

Our effective tax rate of 14.9% for the three months ended April 30, 2016 reflects a net discrete tax expense of approximately $0.7 million, primarily related to the establishment of tax contingencies for uncertain tax positions relating to the payment of certain expenses associated with the TCS acquisition offset, in part, by the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitation. Our effective tax rate for the three months ended April 30, 2015 of 31.1% reflects a discrete tax benefit of approximately $0.3 million, principally related to the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitation. Excluding discrete tax items for the three months ended April 30, 2016, our effective tax rate would have been 19.25%. This rate was impacted by the non-deductibility of certain transaction costs related to the acquisition of TCS. Excluding discrete tax items for the three months ended April 30, 2015, our effective tax rate would have been 34.75%. The TCS acquisition significantly impacted our geographical sales mix and has a different spending profile than our legacy business. Looking forward to fiscal 2017, we currently estimate that our effective tax rate will approximate 37.5%.

During the three months ended April 30, 2016, the Internal Revenue Service ("IRS") continued to audit our federal income tax return for fiscal 2014. Our federal income tax returns for fiscal 2013 and 2015 are also subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2011 are subject to audit. TCS’s federal income tax returns for calendar year 2013 and 2014 are subject to potential future IRS audit. None of TCS’s state income tax returns prior to calendar year 2011 are subject to audit. In addition to income tax audits, TCS is subject to ongoing state and local tax audits by the Washington State Department of Revenue and the City of Seattle. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Loss (Income). During the three months ended April 30, 2016, consolidated net loss was $14.4 million as compared to the consolidated net income of $5.0 million that we achieved during the three months ended April 30, 2015. The net loss during the most recent period is largely attributable to the acquisition plan expenses related to the TCS acquisition and the impact of all of the other aforementioned items discussed above.

Adjusted EBITDA. Our Adjusted EBITDA, a non-GAAP operating metric, represents earnings before income taxes, interest income and other expense, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, acquisition plan expenses or strategic alternatives analysis expenses and other. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Our Adjusted EBITDA is also used by our management in assessing the Company's operating results. The Company's definition of Adjusted EBITDA may differ from the definition of EBITDA or Adjusted EBITDA used by other companies (including TCS prior to our acquisition) and, therefore, may not be comparable to similarly titled measures used by other companies. Our Adjusted EBITDA is also a measure frequently requested by the Company's investors and analysts. The Company believes that investors and analysts may use our Adjusted EBITDA, along with other information contained in our SEC filings, in assessing our ability to generate cash flow and service our debt. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the three months ended April 30, 2016 and 2015 are shown in the table below:

	Three months ended April 30,
	2016	2015	2016	2015	2016	2015	2016	2015
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$6.4	3.3	5.6	8.0	(26.4)	(6.3)	$(14.4)	5.0
Income taxes	—	(0.1)	—	—	(2.5)	2.4	(2.5)	2.2
Interest (income) and other expense	0.1	—	—	—	(0.1)	(0.1)	—	(0.1)
Interest expense	0.1	0.1	—	—	3.4	—	3.5	0.1
Amortization of stock-based compensation	—	—	—	—	1.0	1.2	1.0	1.2
Amortization of intangibles	3.6	1.6	1.2	—	—	—	4.8	1.6
Depreciation	2.1	1.3	0.6	0.3	0.3	—	3.1	1.7
Acquisition plan expenses	—	—	—	—	17.0	—	17.0	—
Adjusted EBITDA	$12.3	6.1	7.4	8.3	(7.3)	(2.8)	$12.5	11.6
Percentage of related net sales	17.1%	12.8%	14.2%	34.4%	NA	NA	10.0%	16.2%

Index

The increase in consolidated Adjusted EBITDA, in dollars, during the three months ended April 30, 2016 as compared to the three months ended April 30, 2015 is primarily attributable to earnings contributions associated with the TCS acquisition offset by lower earnings contributions from Comtech’s legacy business. We believe that consolidated Adjusted EBITDA during the fourth quarter of fiscal 2016 will be higher than our most recently completed quarter. Please refer to Note (15) “Segment Information” in our "Notes to Condensed Consolidated Financial Statements” for the reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2016 AND APRIL 30, 2015

Net Sales. Consolidated net sales were approximately $258.6 million and $229.8 million for the nine months ended April 30, 2016 and 2015, respectively, representing an increase of $28.8 million, or 12.5%. The period-over-period increase in net sales reflects incremental sales of approximately $66.0 million as a result of the TCS acquisition, partially offset by lower sales of legacy Comtech products. Net sales by operating segment are further discussed below.

Commercial Solutions
Net sales in our Commercial Solutions segment were approximately $165.7 million for the nine months ended April 30, 2016, as compared to $152.1 million for the nine months ended April 30, 2015, an increase of $13.6 million, or 8.9%. The period-over-period increase in sales reflects incremental sales of approximately $31.0 million as a result of the TCS acquisition, partially offset by lower sales of Comtech legacy products. Our Commercial Solutions segment represented 64.1% of consolidated net sales for the nine months ended April 30, 2016 as compared to 66.2% for the nine months ended April 30, 2015.

Although sales of Comtech legacy products, in particular, our satellite earth station products, continue to be impacted by extremely challenging business conditions that existed earlier in the year, we believe that market conditions have become relatively stable.

During the nine months ended April 30, 2016, our Commercial Solutions segment benefited from sales of location and messaging based platforms and safety and security solutions that we now offer as a result of the TCS acquisition. During the quarter, we initiated a strategy to carefully integrate and cross-share technology across each of our respective product lines. This strategy, over time, will result in historical sales patterns and product mix trends becoming less relevant. As a result, period-to-period comparisons of sales of legacy Comtech or TCS brands may not be meaningful.

Bookings, sales and profitability in our Commercial Solutions Segment can fluctuate from period-to-period due to many factors, including changes in the general business environment.

Government Solutions
Net sales in our Government Solutions segment were approximately $93.0 million for the nine months ended April 30, 2016 as compared to $77.7 million for the nine months ended April 30, 2015, an increase of $15.3 million, or 19.7%. The period-over-period increase in sales reflects incremental sales of approximately $34.9 million as a result of the TCS acquisition, partially offset by lower sales of Comtech legacy products. Our Government Solutions segment represented 35.9% of consolidated net sales for the nine months ended April 30, 2016, as compared to 33.8% for the nine months ended April 30, 2015.

The decrease in Comtech legacy sales in our most recent quarter was driven by significantly lower comparative net sales of over-the-horizon microwave products, partially offset by increased sales of high-power broadband amplifiers and BFT-1 sustainment support services. Sales of our over-the-horizon microwave system products were significantly lower when compared to the prior comparative period, as our two large multi-year contracts to design and supply over-the-horizon microwave systems and equipment for a North African government are nearing completion. Sales in both periods include $7.5 million of net sales related to a $10.0 million BFT-1 intellectual property license fee. During the nine months ended April 30, 2016, we received $20.0 million of funded orders to continue to provide BFT-1 sustainment support services to the U.S. Army through March 31, 2017.

Our Government Solutions segment benefited in the third quarter of fiscal 2016 from a variety of new advanced communication solutions that we now offer as a result of the TCS acquisition. These solutions include field support, space components and cyber-training. During the three months ended April 30, 2016, we initiated a strategy to carefully integrate and cross-share technology across each of our respective product lines. We have also begun jointly marketing our products to facilitate future growth. These strategies, over time, will result in historical sales patterns and mix trends becoming less relevant. As a result, period-to-period comparisons of sales of legacy Comtech or TCS brands may not be meaningful.

Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Index

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the nine months ended April 30, 2016 and 2015 are as follows:

	Nine months ended April 30,
	2016	2015	2016	2015	2016	2015
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	27.8%	28.8%	66.6%	31.6%	41.8%	29.7%
Domestic	33.4%	15.7%	12.8%	6.2%	26.0%	12.5%
Total U.S.	61.2%	44.5%	79.4%	37.8%	67.8%	42.2%

International	38.8%	55.5%	20.6%	62.2%	32.2%	57.8%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to U.S state and local governments. International sales include sales to U.S. companies for inclusion in products that are sold to international customers.

Gross Profit. Gross profit was approximately $109.0 million and $105.5 million for the nine months ended April 30, 2016 and 2015, respectively, representing an increase of $3.5 million. This increase in gross profit dollars was driven by higher consolidated net sales resulting from the TCS acquisition, partially offset by lower sales of Comtech legacy products. Gross profit, as a percentage of consolidated net sales decreased from 45.9% for the nine months ended April 30, 2015 to 42.2% for the nine months ended April 30, 2016. This decrease is primarily attributable to overall product mix changes resulting primarily from the TCS acquisition, in particular, the inclusion of sales related to TCS government solutions, which have historically had lower gross margins than Comtech’s legacy products. Gross profit, as a percentage of related segment sales is further discussed below.

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for the nine months ended April 30, 2016 was comparable to the nine months ended April 30, 2015. Our commercial solutions segment’s gross profit during the nine months ended April 30, 2016 reflects the inclusion of sales of TCS commercial products. Additionally, during the nine months ended April 30, 2016, gross profit in this segment was impacted by lower sales of Comtech legacy products and overall changes in product mix.

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for the nine months ended April 30, 2016, was lower as compared to the nine months ended April 30, 2015. This decrease was driven, in part, by the inclusion of sales of TCS government solutions which had significantly lower gross margins than our legacy over-the-horizon microwave ("troposcatter") product line, high-power broadband amplifiers and our mobile data communications products. Additionally, during the nine months ended April 30, 2016, we experienced a large drop in sales and related gross margins of our over-the-horizon microwave systems equipment, as a result of two large international contracts that were nearing completion. Gross profit in both periods includes $7.5 million related to a $10.0 million BFT-1 intellectual property license.

Included in consolidated cost of sales for both the nine months ended April 30, 2016 and 2015 are provisions for excess and obsolete inventory of $2.0 million. As discussed in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $60.8 million and $46.6 million for the nine months ended April 30, 2016 and 2015, respectively, representing an increase of $14.2 million. The increase in spending is primarily attributable to incremental expenses associated with the increase in size of our business as a result of the TCS acquisition. As a percentage of consolidated net sales, selling, general and administrative expenses were 23.5% and 20.3% for the nine months ended April 30, 2016 and 2015, respectively.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $2.6 million in the nine months ended April 30, 2016 as compared to $3.0 million in the nine months ended April 30, 2015. This decrease is primarily related to changes in the timing of grants for certain stock-based awards.

Index

Research and Development Expenses. Research and development expenses were approximately $28.2 million and $28.3 million for the nine months ended April 30, 2016 and 2015, respectively, representing a decrease of $0.1 million, or 0.4%. The decrease in spending is the result of cost reduction activities and the completion of several research and development projects that was offset by incremental expenses associated with the TCS product lines. As a percentage of consolidated net sales, research and development expenses were 10.9% and 12.3% for the nine months ended April 30, 2016 and 2015, respectively.

For the nine months ended April 30, 2016 and 2015, research and development expenses of $22.5 million and $23.4 million, respectively, related to our Commercial Solutions segment and $5.4 million and $4.4 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.3 million and $0.5 million for the nine months ended April 30, 2016 and 2015, respectively, related to the amortization of stock-based compensation expense, which is not allocated to our two reportable operating segments.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the nine months ended April 30, 2016 and 2015, customers reimbursed us $10.9 million and $6.7 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Acquisition Plan Expenses. As discussed in prior SEC filings, our President and CEO previously initiated an assessment of our operations and embarked on a focused acquisition plan which culminated with the closing of the acquisition of TCS on February 23, 2016.

During the nine months ended April 30, 2016, we incurred approximately $20.7 million of expenses related to this acquisition plan. These expenses include significant amounts associated with the TCS acquisition primarily for: (i) change-in-control payments, (ii) severance, (iii) costs associated with establishing a $400.0 million Secured Credit Facility, and (iv) professional fees for financial and legal advisors for both Comtech and TCS. We expect to record additional acquisition plan expenses of approximately $3.9 million during the fourth quarter of fiscal 2016.

There were no comparable expenses during the nine months ended April 30, 2015.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was approximately $7.3 million and $4.7 million for the nine months ended April 30, 2016 and 2015, respectively. The significant increase in amortization of intangibles is a result of our acquisition of TCS.

Operating (Loss) Income. Operating loss for the nine months ended April 30, 2016 was approximately $8.0 million as compared to operating income of $26.0 million for the nine months ended April 30, 2015. Excluding $20.7 million of expenses related to our acquisition plan, which culminated in the acquisition of TCS, operating income for the nine months ended April 30, 2016 would have been $12.7 million, or 4.9% of consolidated net sales. Operating income for the nine months ended April 30, 2015, as a percentage of consolidated net sales was 11.3%. Consolidated operating income (both in dollars and a percentage of consolidated net sales) was directly impacted by the TCS acquisition (including incremental amortization of intangibles) and by changes in segment operating income contributions as shown in the table below:

	Nine months ended April 30,
	2016	2015	2016	2015	2016	2015	2016	2015
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$14.0	14.5	15.4	23.5	(37.5)	(12.0)	$(8.0)	26.0
Percentage of related net sales	8.4%	9.5%	16.6%	30.2%	NA	NA	(3.1)%	11.3%

Our Commercial Solutions segment’s operating income, in dollars, reflects incremental contribution associated with TCS commercial solution sales that were more than offset by lower comparative net sales of Comtech’s legacy products, in particular, satellite earth station product sales.

The decrease in operating income as a percentage of our Commercial Solutions segment’s net sales is primarily due to the inclusion of sales of TCS commercial solutions which had significantly lower gross margins than Comtech’s legacy commercial solutions products.

Index

Our Government Solutions segment’s operating income, in dollars, reflects incremental contribution associated with TCS government solution sales which were more than offset by significantly lower comparative net sales of Comtech’s legacy products, in particular, lower sales of our over-the-horizon microwave system products. The decrease in operating income as a percentage of our Government Solutions segment’s net sales is primarily due to the inclusion of sales of TCS government solutions which had significantly lower gross margins than Comtech’s legacy government solutions products.

Unallocated operating expenses which are included in the above table were $37.5 million and $12.0 million for the nine months ended April 30, 2016 and 2015, respectively. The increase is primarily due to the $20.7 million of expense related to our focused acquisition plan, the large majority of which related to our activities which resulted in our acquisition of TCS on February 23, 2016. Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $3.2 million and $3.6 million for the nine months ended April 30, 2016 and 2015, respectively.

Interest Expense and Other. Interest expense was approximately $3.6 million and $0.4 million for the nine months ended April 30, 2016 and 2015, respectively. Interest expense during the nine months ended April 30, 2016 primarily reflects interest on our $400.0 million Secured Credit Facility related to the TCS acquisition. Based on the type, terms and amount of outstanding debt (including capital leases), we estimate that our effective interest rate (including amortization of deferred financing costs) will be 5.0% during the fourth quarter of fiscal 2016 and 5.0% in fiscal 2017.

Interest Income and Other. Interest income and other for both the nine months ended April 30, 2016 and 2015 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits, money market mutual funds, certificates of deposit, and short-term U.S. Treasury securities which, at this time, are currently yielding a blended annual interest rate of approximately 0.38%.

Provision for Income Taxes. During the nine months ended April 30, 2016, we recorded a tax benefit of approximately $1.0 million as a result of our current period operating loss. This tax benefit compared to a tax expense of $8.1 million during the nine months ended April 30, 2015.

Our effective tax rate of 8.7% for the nine months ended April 30, 2016 reflects a net discrete tax expense of approximately $1.2 million, primarily related to the establishment of tax contingencies for uncertain tax positions relating to the payment of certain expenses associated with the TCS acquisition offset, in part, by the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitation. Our effective tax rate for the nine months ended April 30, 2015 of 31.3% reflects a discrete tax benefit of approximately $0.9 million, primarily related to (i) the passage of legislation that included the retroactive extension of the research and experimentation credit from December 31, 2013 to December 31, 2014; (ii) the finalization of certain tax deductions in connection with the filing of certain foreign fiscal 2014 income tax returns; and (iii) the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitation. Excluding discrete tax items for the nine months ended April 30, 2016, our effective tax rate would have been 19.25%. This rate was impacted by the non-deductibility of certain transaction costs related to the acquisition of TCS. Excluding discrete tax items for the nine months ended April 30, 2015, our effective tax rate would have been 34.75%. The TCS acquisition significantly impacted our geographical sales mix and has a different spending profile than our legacy business. Looking forward to fiscal 2017, we currently estimate that our effective tax rate will approximate 37.5%.

During the nine months ended April 30, 2016, the Internal Revenue Service ("IRS") continued to audit our federal income tax return for fiscal 2014. Our federal income tax returns for fiscal 2013 and 2015 are also subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2011 are subject to audit. TCS’s federal income tax returns for calendar year 2013 and 2014 are subject to potential future IRS audit. None of TCS’s state income tax returns prior to calendar year 2011 are subject to audit. In addition to income tax audits, TCS is subject to ongoing state and local tax audits by the Washington State Department of Revenue and the City of Seattle. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Loss (Income). During the nine months ended April 30, 2016, consolidated net loss was $10.4 million as compared to the consolidated net income of $17.8 million that we achieved during the nine months ended April 30, 2015. The net loss during the most recent period is largely attributable to the acquisition plan expenses related to the TCS acquisition and the impact of all of the other aforementioned items discussed above.

Index

Adjusted EBITDA. Our Adjusted EBITDA, a non-GAAP operating metric, represents earnings before income taxes, interest (income) and other expense, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, acquisition plan expenses or strategic alternatives analysis expenses and other. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Our Adjusted EBITDA is also used by our management in assessing the Company's operating results. The Company's definition of Adjusted EBITDA may differ from the definition of EBITDA or Adjusted EBITDA used by other companies (including TCS prior to our acquisition) and, therefore, may not be comparable to similarly titled measures used by other companies. Our Adjusted EBITDA is also a measure frequently requested by the Company's investors and analysts. The Company believes that investors and analysts may use our Adjusted EBITDA, along with other information contained in our SEC filings, in assessing our ability to generate cash flow and service our debt. Adjusted EBITDA (both in dollars and a percentage of related net sales) for both the nine months ended April 30, 2016 and 2015 are shown in the table below:

	Nine months ended April 30,
	2016	2015	2016	2015	2016	2015	2016	2015
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$13.6	14.4	15.4	23.6	(39.5)	(20.2)	$(10.4)	17.8
Income taxes	0.1	(0.2)	—	—	(1.1)	8.3	(1.0)	8.1
Interest (income) and other expense	0.1	0.1	—	—	(0.3)	(0.4)	(0.2)	(0.3)
Interest expense	0.2	0.2	—	—	3.4	0.2	3.6	0.4
Amortization of stock-based compensation	—	—	—	—	3.2	3.6	3.2	3.6
Amortization of intangibles	6.2	4.7	1.2	—	—	—	7.3	4.7
Depreciation	4.6	3.9	1.2	0.9	0.3	—	6.1	4.9
Acquisition plan expenses	—	—	—	—	20.7	—	20.7	—
Strategic alternatives analysis	—	—	—	—	—	0.6	—	0.6
Adjusted EBITDA	$24.8	23.1	17.7	24.5	(13.3)	(7.7)	$29.2	39.8
Percentage of related net sales	15.0%	15.2%	19.0%	31.5%	NA	NA	11.3%	17.3%

The decrease in consolidated Adjusted EBITDA, in dollars, during the nine months ended April 30, 2016 as compared to the nine months ended April 2015, is primarily attributable to earnings contributions associated with the TCS acquisition more than offset by lower earnings contributions from Comtech's legacy business. We believe that consolidated Adjusted EBITDA during the fourth quarter of fiscal 2016 will be higher than our current quarter. Please refer to Note (15) “Segment Information” in our "Notes to Condensed Consolidated Financial Statements” for the reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure.

Index

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased to approximately $69.1 million at April 30, 2016 from $151.0 million at July 31, 2015, a decrease of $81.8 million. The decrease in cash and cash equivalents during the nine months ended April 30, 2016 was driven by the following:

•
Net cash provided by operating activities was approximately $12.3 million for the nine months ended April 30, 2016 as compared to $7.7 million for the nine months ended April 30, 2015. The period-over-period increase in cash flow from operating activities is attributable to overall changes in net working capital requirements and the timing of billings and payments. Net cash provided by operating activities during the nine months ended April 30, 2016 would have been significantly higher had we not incurred significant acquisition plan expenses related to our TCS acquisition.

•
Net cash used in investing activities for the nine months ended April 30, 2016 was approximately $283.6 million as compared to $2.8 million for the nine months ended April 30, 2015. During the nine months ended April 30, 2016, we paid $280.5 million of cash in connection with the acquisition of TCS, which is net of cash acquired.

•
Net cash provided by financing activities was approximately $189.5 million for the nine months ended April 30, 2016 as compared to net cash used of $17.3 million for the nine months ended April 30, 2015. The significant period-over-period increase in cash flow from financing activities is primarily attributable to the $351.9 million proceeds received from the borrowings under a $400.0 million Secured Credit Facility, partially offset by a payment of $134.1 million for debt assumed in connection with the acquisition of TCS. This TCS debt was paid on the closing date of the acquisition or, in the case of TCS's 7.75% convertible senior notes, shortly after we closed the acquisition. During the nine months ended April 30, 2016, we also paid $10.1 million of debt issuance costs associated with the Secured Credit Facility and made our first mandatory principal payment. During the nine months ended April 30, 2016 and 2015, we paid $14.5 million and $14.6 million, respectively, in cash dividends to our shareholders.

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

As discussed further in “Notes to Condensed Consolidated Financial Statements - Note (10) - “Secured Credit Facility” and the section above entitled “Business Outlook for Fiscal 2016,” we acquired TCS on February 23, 2016 and entered into a five-year Secured Credit Facility, which is described below, in further detail, in the section entitled "Liquidity and Capital Resources - Financing Arrangements - $400.0 Million Secured Credit Facility."

Our material short-term cash requirements primarily consist of: (i) quarterly interest payments and principal repayments associated with the Secured Credit Facility, (ii) our ongoing working capital needs, including income tax payments and (iii) accrued quarterly dividends.

As of April 30, 2016 and June 8, 2016, we were authorized to repurchase up to an additional $8.7 million of our common stock, pursuant to our current $100.0 million stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. There were no repurchases of our common stock during the three or nine months ended April 30, 2016. During the three months ended April 30, 2015, we repurchased 175,735 shares of our common stock in open-market transactions with an average price per share of $28.39 and at an aggregate cost of $5.0 million (including transaction costs).

During the nine months ended April 30, 2016, our Board of Directors declared quarterly dividends of $0.30 per common share aggregating $14.5 million of which $9.7 million was paid during the nine months ended April 30, 2016 with the remainder paid on May 20, 2016. On June 8, 2016, our Board of Directors declared a quarterly dividend of $0.30 per common share, payable on August 19, 2016 to stockholders of record at the close of business on July 18, 2016. This latest dividend declaration represents our twenty-fourth consecutive quarterly dividend. Future dividends are subject to Board approval and compliance with financial covenants under our Secured Credit Facility.

Index

Our material long-term cash requirements primarily consist of mandatory interest payments and principal repayments pursuant to our Secured Credit Facility and payments relating to our operating and capital leases. In addition, we expect to make future cash payments of approximately $4.1 million related to our 2009 Radyne-related restructuring plan, including accreted interest. For further information regarding our Radyne restructuring plan, see “Notes to Condensed Consolidated Financial Statements – Note (9) - Radyne Acquisition-Related Restructuring Plan.”

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

We have historically met both our short-term and long-term cash requirements with funds provided by a combination of cash and cash equivalent balances, cash generated from operating activities and cash generated from financing transactions. Based on our anticipated level of future sales and operating income, we believe that our existing cash and cash equivalent balances, our cash generated from operating activities and amounts potentially available under the Revolving Loan Facility under our Secured Credit Facility will be sufficient to meet both our currently anticipated short-term and long-term operating cash requirements. However, we have filed a Shelf Registration Statement with the SEC which will allow us to issue various types of securities, including debt, from time to time, up to an aggregate $175.0 million.

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

FINANCING ARRANGEMENTS

$400.0 Million Secured Credit Facility
On February 23, 2016, in connection with our acquisition of TCS, we entered into a $400.0 million secured credit facility (the "Secured Credit Facility) with a syndicate of lenders. The Secured Credit Facility provides a senior secured term loan A facility of $250.0 million (the “Term Loan Facility”) and a senior secured revolving loan facility of up to $150.0 million, including a $25.0 million letter of credit sublimit (the “Revolving Loan Facility” and, together, with the Term Loan Facility, the “Secured Credit Facilities”), each of which mature in five years, on February 23, 2021. The proceeds of these borrowings were used to finance in part our acquisition of TCS, including the repayment of certain existing indebtedness of TCS.

The Revolving Loan Facility will be used for working capital and other general corporate purposes of the Company and its subsidiaries, including the issuance of letters of credit. Borrowings under the Secured Credit Facilities, pursuant to terms defined in the Secured Credit Facility, shall be either (i) ABR borrowings, which bear interest from the applicable borrowing date at a rate per annum equal to (x) the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% per annum and (c) the Adjusted LIBO Rate on such day (or, if such day is not a business day, the immediately preceding business day) plus 1.00% per annum (provided that if the LIBO Rate is less than 1.00%, then the LIBO Rate shall be deemed to be 1.00%), plus (y) the Applicable Rate , or (ii) Eurodollar borrowings, which bear interest from the applicable borrowing date at a rate per annum equal to (x) the Adjusted LIBO Rate for such interest period (provided that if the LIBO Rate is less than 1.00%, then the LIBO Rate shall be deemed to be 1.00%) plus (y) the Applicable Rate. The Applicable Rate is determined based on a pricing grid that is dependent upon our leverage ratio as of the end of the fiscal quarter for which financial statements have most recently been delivered. The Secured Credit Facility contains customary representations, warranties and affirmative covenants and customary negative covenants, subject to negotiated exceptions, on (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stockholder dividends, and (vii) certain other restrictive agreements. The Secured Credit Facility also contains certain financial covenants and customary events of default (subject to grace periods, as appropriate), such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe the negative covenants and other covenants related to the operation of our business. In addition, under certain circumstances, we may be required to enter into amendments to the Secured Credit Facility in connection with the further syndication of up to $15.0 million of the Secured Credit Facility. The obligations under the Secured Credit Facility are guaranteed by certain of our domestic subsidiaries (the “Subsidiary Guarantors”). As collateral security for amounts outstanding under our Secured Credit Facility and the guarantees thereof, we and our Subsidiary Guarantors have granted to an administrative agent, for the benefit of the lenders, a lien on, and first priority security interest in, substantially all of our tangible and intangible assets. Capitalized terms used but not defined herein have the meanings set forth for such terms in the credit agreement, dated as of February 23, 2016, pursuant to which the Secured Credit Facility is documented.

Index

OFF-BALANCE SHEET ARRANGEMENTS

As of April 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

COMMITMENTS

In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of April 30, 2016, will materially adversely affect our liquidity.

At April 30, 2016, cash payments due under long-term obligations (including interest on our Secured Credit Facility pursuant to the credit agreement), excluding purchase orders that we entered into in our normal course of business are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	Remainder of 2016	2017 and 2018	2019 and 2020	After 2020
Secured Credit Facility, including interest	$417,525	4,854	66,800	75,488	270,383
Operating lease commitments	57,647	3,760	24,132	14,442	15,313
Capital lease obligations	9,317	1,144	6,392	1,781	—
Net contractual cash obligations	$484,489	9,758	97,324	91,711	285,696

In fiscal 2015, we entered into a multi-year purchase agreement in the amount of $12.9 million for certain inventory items. Such amount is not included in the above table because the purchase agreement is cancellable at our option. As of April 30, 2016, our maximum liability under this purchase commitment was approximately $2.7 million.

As discussed further in “Notes to Condensed Consolidated Financial Statements – Note (18) - Stockholders’ Equity,” on June 8, 2016, our Board of Directors declared a quarterly dividend of $0.30 per common share, payable on August 19, 2016 to our shareholders of record at the close of business on July 18, 2016. No future dividend amounts are included in the above table.

At April 30, 2016, we have approximately $2.4 million of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts. Such amounts are not included in the above table.

In the ordinary course of business, we include indemnification provisions in certain of our customer contracts. Pursuant to these agreements, we have agreed to indemnify, hold harmless and reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses related to third-party intellectual property claims. It is not possible to determine the maximum potential amount under these agreements due to a history of nominal claims in the Comtech legacy business and the unique facts and circumstances involved in each particular agreement. As discussed further in “Notes to Condensed Consolidated Financial Statements - Note (19) - "Legal Proceedings and Other Matters,” TCS is a party to a number of indemnification matters and disputes and we are incurring ongoing legal expenses in connection with these matters. Our insurance policies may not cover the cost of defending indemnification claims or providing indemnification. As a result, pending or future claims asserted against us by a party that we have agreed to indemnify could result in legal costs and damages that could have a material adverse effect on our consolidated results of operations and financial condition.

We have change in control agreements, severance agreements and indemnification agreements with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of our Company or an involuntary termination of employment without cause.

Our Condensed Consolidated Balance Sheet as of April 30, 2016 includes total liabilities of $8.8 million for uncertain tax positions, including interest, any or all of which may result in cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

As further discussed in “Note (3) - Adoption of Accounting Standards and Updates” included in “Part I — Item 1. — Notes to Condensed Consolidated Financial Statements,” during the nine months ended April 30, 2016, we adopted:

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

•
FASB ASU No. 2015-03 which requires that debt issuance costs (which we refer to as deferred financing costs) be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Also, ASU No. 2015-15 was issued in August 2015 and indicates that Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs associated with a line of credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings. As discussed further in Note (10) - "Secured Credit Facilities" included in “Part I — Item 1. — Notes to Condensed Consolidated Financial Statements,” we adopted this ASU during the nine months ended April 30, 2016 and presented on our Condensed Consolidated Balance Sheet as of April 30, 2016 $3.7 million and $6.2 million of net deferred financing costs as a non-current asset in the case of our Revolving Loan Facility and a direct deduction from the carrying amount of the non-current portion of the long-term debt related to our Term Loan Facility.

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

•
FASB ASU No. 2015-16 which requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. We adopted this ASU as of February 1, 2016 and will apply this ASU to our accounting for the TCS acquisition, which was completed on February 23, 2016. Our adoption of this ASU did not have any immediate impact on our consolidated financial statements, including disclosures.

Index

•
FASB ASU No. 2015-17 which requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. As discussed further in Note (12) - "Income Taxes" included in “Part I — Item 1. — Notes to Condensed Consolidated Financial Statements,” we adopted this ASU prospectively on August 1, 2015 and reclassified our net deferred tax assets and liabilities to the net non-current deferred tax asset in our Condensed Consolidated Balance Sheet beginning as of October 31, 2015. No prior periods were retrospectively adjusted.

In addition, the following FASB ASUs have been issued and incorporated into the ASC and have not yet been adopted by us as of April 30, 2016:

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

•
FASB ASU No. 2016-09, issued in March 2016, which relates to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. This ASU also clarifies the statement of cash flows presentation for certain components of share-based awards. The effective date for the standard is for interim and annual reporting periods beginning after December 15, 2016 (our fiscal year beginning on August 1, 2017). Early adoption is permitted. We are currently assessing the timing of adoption of this ASU and the impact it will have on our consolidated financial statements and related disclosures.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from borrowings under our Secured Credit Facility. Based on the amount of outstanding debt under our Secured Credit Facility, a hypothetical change in interest rates by 10% would change interest expense by $1.8 million over a one-year period. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We may in the future, in connection with our Secured Credit Facility, revise this policy.

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of April 30, 2016, we had cash and cash equivalents of $69.1 million, which consisted of cash and highly-liquid money market mutual funds, certificates of deposit and bank deposits. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of April 30, 2016, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

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

On February 23, 2016 we completed our acquisition of TeleCommunication Systems, Inc. (“TCS”). Our company’s management has extended its oversight and monitoring processes that support internal control over financial reporting to include the operations of TCS. Our management is continuing to integrate the acquired operations of TSC into our overall internal control over financial reporting process. There have been no other changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The certifications of our Chief Executive Officer and Chief Financial Officer, that are Exhibits 31.1 and 31.2, respectively, should be read in conjunction with the foregoing information for a more complete understanding of the references in those Exhibits to disclosure controls and procedures and internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.     Legal Proceedings

See “Notes to Condensed Consolidated Financial Statements - Note (19) - Legal Proceedings and Other Matters,” in Part I, Item 1. of this Form 10-Q for information regarding legal proceedings and other matters.

Item 1A. Risk Factors

The following describes major risks to our business and should be considered carefully. Any of these factors could significantly and negatively affect our business, prospects, financial condition, or operating results, which could cause the trading prices of our equity securities to decline. The risks described below are not the only risks we may face. Additional risks and uncertainties not presently known to us, or risks that we currently consider immaterial, could also negatively affect us.

Our fiscal 2016 and fiscal 2017 business outlook, which now includes our assumptions related to the TCS business, is difficult to forecast and operating results are subject to significant fluctuations and are likely to be volatile.

Our new orders, net sales and operating results, including our net income and earnings per share, may vary significantly from period to period because of other factors including: sales mix; fluctuating market demand; price competition; new product introductions by our competitors; fluctuations in foreign currency exchange rates; unexpected changes in the timing of delivery of components or subsystems; the financial performance of acquisitions; new accounting standards relating to acquisitions and revenue recognition; political instability; regulatory developments; changes in income tax rates or tax credits; the price and expected volatility of our stock (which will impact, among other items, the amount of stock-based compensation expense we may record); and general global economic conditions.

We have experienced, and will experience in the future, significant fluctuations in new orders, net sales and operating results, including our net income and earnings per share from period to period. A large portion of our Commercial Solutions segment net sales are derived from products such as satellite earth station equipment and certain traveling wave tube amplifier products that generally have short lead times. As a result, bookings and backlog related to these products are extremely sensitive to short-term fluctuations in customer demand. A large portion of our Government Solutions segment net sales also are derived in part from large U.S. Government programs or large foreign government opportunities that are subject to lengthy sales cycles and are therefore difficult to predict.

Index

Additionally, on February 23, 2016, we completed the acquisition of TCS for approximately $340.4 million (transaction equity value). Although we are familiar with the business and environment in which TCS operates, in light of the acquisition of TCS, we may not be able to forecast our results with the same level of precision as we have historically been able to. Pursuant to accounting rules, the acquisition of TCS is expected to result in a material increase in annual amortization expense related to intangibles and possible other fair value adjustments. We have a completed a preliminary analysis of such amortization expense but have not yet finalized our analysis of these fair value adjustments.

Our fiscal 2016 (and to a much lesser extent fiscal 2017) operating results are expected to be impacted by approximately $48.0 million of expenses relating to the acquisition of TCS which include significant amounts for: (i) change-in-control payments, (ii) severance payments, (iii) costs associated with establishing a $400.0 million Senior Secured Credit Facility, (iv) professional fees for financial and legal advisors for both Comtech and TCS; and (v) certain integration costs. Some of the costs were immediately expensed upon the closing of the acquisition, some of which are expected to be expensed during the first year following the closing and some of which were deferred in accordance with purchase accounting rules. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred. Because we continue to perform an analysis and assessment of the fair values of assets acquired and liabilities assumed as well as the accounting treatment related to expected transaction and merger related expenditures, it will be difficult to forecast our GAAP operating results.

The continued effects of the adverse global economic climate and volatile political conditions have had and could continue to have a material adverse impact on our business outlook and our business, operating results and financial condition.

For the past several years, most of the end-markets for Comtech’s legacy (which excludes TCS) products and services have been significantly impacted by adverse global economic conditions. For example, many of our international end-customers are located in emerging and developing countries that are undergoing sweeping economic and political changes. Many governments around the world have also cut their spending budgets and are under pressure to further reduce them. In our fiscal year 2015 and the first half of fiscal year 2016, global oil and natural gas prices plunged, significantly impairing the ability of our customers in the oil and gas producing regions of the world to invest in telecommunications products and infrastructure. Additionally, the U.S. dollar strengthened against many international currencies, resulting in lower purchasing power for many of our international end-customers because virtually all of our sales are denominated in U.S. dollars. We generate significant sales from Brazil, Russia, India and China as well as other emerging and developing countries. Political conditions around the world are unstable and current and potential future economic sanctions could be imposed on some of our end-customers which could adversely impact our sales. Global international monetary issues and concerns continue to be unsettled and it remains possible that another worldwide credit crisis or recession could occur.

We believe that the aggregation of adverse global economic conditions has resulted in the ongoing suppression of end-market demand for many of the products that we sell and services that we provide. We believe that nearly all of our customers are challenged by capital and operating budget constraints and a difficult credit environment. The impact, severity and duration of these conditions are impossible to predict with precision. Many of our international customers (including our Middle Eastern and African customers) rely on European bank financing to procure funding for large systems, many of which include our equipment. We believe that European financing has been and continues to be difficult to obtain. Volatility of interest rates may cause our customers to be reluctant to spend funds required to purchase our equipment or projects could be postponed or canceled.

Our overall business has not been immune from these adverse conditions and we face an uncertain economic environment. These adverse conditions have impacted, and may continue to impact, our businesses in a number of ways, including:

•
Difficulty in forecasting our results of operations - It is difficult to accurately forecast our results of operations as we cannot predict the severity or the duration of the current adverse economic environment or the impact it will have on our current and prospective customers. If our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we anticipate, our business outlook will prove to be inaccurate.

•
Additional reductions in telecommunications equipment and systems spending may occur - Our businesses have been negatively affected by uncertain economic environments in the overall market and, more specifically, in the telecommunications sector. Our customers have reduced their budgets for spending on telecommunications equipment and systems and in some cases postponed or reduced the purchase of our products and systems. As a result of the ongoing difficult global economic environment, our customers may reduce their spending on telecommunications equipment and systems which would negatively impact both of our reporting operating segments. If this occurs, it would adversely affect our business outlook, net sales, profitability and the recoverability of our assets, including intangible assets such as goodwill.

Index

•
Our customers may not be able to obtain financing - Although many of our products are relatively inexpensive when compared to the total systems or networks that they are incorporated into, our sales are affected by our customers’ ability to obtain the financing they may require to build out their total systems or networks and fund ongoing operations. Many of our emerging market customers obtain financing for network build-outs from European commercial banks and/or governments. Our customers’ inability to obtain sufficient financing would adversely affect our net sales. In addition, if the current economic environment and lack of financing results in insolvencies for our customers, it would adversely impact the recoverability of our accounts receivable which would, in turn, adversely impact our results of operations.

We may not realize the anticipated benefits from our acquisition of TCS and related merger and integration activity may divert our resources and management attention.

Given the scale and size of the acquisition of TCS, it has a number of unique risks including:

•
We may not be able to manage organizational changes associated with the TCS Acquisition - As of February 1, 2016, in connection with the acquisition of TCS, we reorganized our business into two reporting operating segments: Commercial Solutions and Government Solutions. We may further change our business and organizational structure and streamline and further consolidate certain business processes to achieve greater operating efficiencies. We will face operational and administrative challenges as we work to integrate TCS’ operations into our business. In particular, the acquisition of TCS has significantly expanded the types of products and services that we sell, expanded the businesses in which we engage, and increased the number of facilities we operate, thereby presenting us with significant challenges in managing the substantial increase in scale of our business. These challenges include the integration of a large number of systems, both operational and administrative. We may not be able to successfully manage these organizational changes and the unanticipated disruption to our business that might result from these changes could have a material adverse effect on our business, results of operation and financial condition. In addition, the diversion of our management’s attention to these matters and away from other business concerns could have a material adverse effect on our business, results of operation and financial condition.

•
We may not realize the benefits of merger integration costs - Although we expect to realize strategic, operational and financial benefits as a result of the acquisition of TCS, we cannot provide assurance that such benefits will be achieved at all or, if achieved, to what extent. In particular, the success of the acquisition of TCS depends, in part, on our ability to realize anticipated efficiencies and cost savings, primarily through the elimination of redundant functions and the integration of certain operations. No assurance can be given that we will be able to achieve these efficiencies and cost savings within the anticipated time frame, or at all.

•
We may experience a loss or adverse effect on customer relationships - The acquisition of TCS may adversely affect the relationships that the combined company has with its customers, service providers and employees. We may experience a loss of, or changes to, TCS’s relationships with its customers or Comtech’s legacy customers, which could negatively impact our business outlook. Accordingly, we may be unable to achieve the same growth, revenues and profitability that TCS has achieved in the past or that it could achieve on a standalone basis or that we expect it to generate for us in the future. Our growth depends in part on expanding relationships with key distribution channels for TCS products such as Next Generation 911 solutions. If we are unable to expand our relationships or lose any existing relationship, it could have a material adverse effect on our business, results of operation and financial condition.

The loss of key personnel or our inability to attract and retain personnel could adversely affect our future business, operations and financial results.

Our future success will depend in large part on our ability to hire and retain a sufficient number of qualified personnel, particularly in sales and marketing and research and development. If we are unable to do so, our business could be harmed. Additionally, in connection with our acquisition and integration plans, the TCS corporate executive management team including the chief executive officer, chief operating officer and chief financial officer, were not retained. As such, our future success depends upon the continued service of our executive officers, and other key sales, engineering and technical staff. The loss of the services of our executive officers and other key personnel could harm our operations. We would be harmed if one or more of our officers or key employees decided to join a competitor or if we failed to attract qualified personnel.

Accordingly, no assurance can be given that we will be able to attract or retain key management personnel and other key employees to the same extent that we, or TCS, have previously been able to attract or retain employees. In addition, we might not be able to locate suitable replacements for any such key employees who leave us or offer employment to potential replacements on satisfactory terms.

Index

In connection with the acquisition of TCS, we have entered into a Senior Credit Facillity which contain various covenants that impose restrictions on us that may affect our ability to operate our businesses, limit our ability to plan for or respond to changes in our business and reduce our profitability.

In connection with the acquisition of TCS, we have entered into a Secured Credit Facility which provides for borrowing availability of up to $400.0 million. As of April 30, 2016, we had approximately $348.8 million of borrowings under the Secured Credit Facility consisting of $246.9 million of a $250.0 million Term Loan A and $101.9 million of draw-downs of a revolving credit line. We may not be able to comply with required prepayment schedules which require interim payments and which must be fully paid by February 23, 2021.

Our substantial debt obligations could impede, restrict or delay the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. For example:

•
we may be required to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows for other purposes, including business development efforts, capital expenditures, dividends or strategic acquisitions;

•
if we are not be able to generate sufficient cash flows to meet our substantial debt service obligations or to fund our other liquidity needs, we may have to take actions such as selling assets or raising additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and joint ventures, or restructuring our debt;

•	we may not be able to fund future working capital, capital investments and other business activities;

•	we may not be able to pay dividends or make certain other distributions;

•	we may become more vulnerable in the event of a downturn in our business or a worsening of general economic or industry-specific conditions; and

•
our flexibility in planning for, or reacting to, changes in our business and industry may be limited, thereby placing us at a competitive disadvantage compared to our competitors that have less indebtedness.

If we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance our debt through additional debt or equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on such refinancing, increases in interest expense could have a material adverse effect on our business, results of operation and financial condition. If we are unable to meet future debt service obligations or refinance our debt on acceptable terms, we may be forced to dispose of assets on disadvantageous terms, potentially resulting in losses, as we have pledged substantially all of our assets to the lenders as security for our payment obligations.

The Secured Credit Facility contains various affirmative and negative covenants that may restrict our ability to, among other things, permit liens on our property, change the nature of our business, transact business with affiliates and/or merge or consolidate with any other person or sell or convey certain of our assets to any one person. In addition, the agreement contains financial covenants that require us to maintain certain financial ratios. Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations.

Future acquisitions of companies and investments could prove difficult to integrate, disrupt our business, dilute shareholder value or adversely affect operating results or the market price of our common stock.

We expect to continue to consider future acquisitions and investments as part of our growth plans. Future acquisitions or investments may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of large amounts of debt, increases to amortization expense and future write-offs of intangibles acquired. Acquisitions and investments involve risks that include failing to:

•	properly evaluate the technology;

•	accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses;

•	integrate the technologies, products and services, research and development, sales and marketing, support and other operations;

•	integrate and retain key management personnel and other key employees;

•	retain and cross-sell to acquired customers; and

•	combine potentially different corporate cultures.

Index

Acquisitions and investments could also

•	divert management’s attention away from the operation of our businesses;

•	result in significant goodwill and intangibles write-offs in the event an acquisition or investment does not meet expectations; and

•	increase expenses, including expenses of managing the growth of such acquired businesses.

There can be no assurance that any future acquisition or investment will be successful within the anticipated time frame, or at all, will be as valuable as the amount we eventually pay to acquire it, and will not adversely affect our business, results of operations or financial condition. In addition, if we consummate future acquisitions using our equity securities or securities convertible into our equity securities, existing stockholders may be diluted, which could have a material adverse effect on the market price of our common stock.

Our business is highly dependent on the budgetary decisions of our government customers, including the U.S. government (including prime contractors to the U.S. government), and changes in the U.S. government’s fiscal policies or budgetary priorities may have a material adverse effect on our business, operating results and financial condition.

For the three and nine months ended April 30, 2016, sales to the U.S. government (including sales to prime contractors to the U.S. government) were $52.0 million and $108.0 million or 41.9%, and 41.8% of our consolidated net sales, respectively. During our fiscal years ended July 31, 2015, 2014 and 2013, sales to the U.S. government (including sales to prime contractors to the U.S. government) were $94.0 million, $97.3 million and $110.9 million or 30.6%, 28.0% and 34.7% of our consolidated net sales, respectively. A large portion of our existing backlog consisted of orders related to U.S. government contracts and our business outlook for fiscal 2016 and beyond depends, in part, on new orders from the U.S. government, which is currently under extreme budgetary pressures.

We rely on particular levels of U.S. government spending on our communication solutions, and our backlog depends in large part on continued funding by the U.S. government for the programs in which we participate. These spending levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general public policy and political support for this type of spending. Government contracts are conditioned upon the continuing availability of congressional appropriations and Congress’s failure to appropriate funds, or Congress’s actions to delay spending on, or reprioritize its spending away from, U.S. government programs which we participate in, could negatively affect our results of operations. Because many of the items we sell to the U.S. government are included in large programs realized over a period of several years, it is difficult, if not impossible, to determine specific amounts that are or will be appropriated for our products and services. As such, our assessments relating to the impact of changes in U.S. government spending may prove to be incorrect.

The impact of a legislation process known as sequestration (or mandated reductions) remains a significant risk. Part I of the Budget Control Act of 2011 provided for a reduction in planned defense budgets by at least $487 billion over a ten year period. A two-year budget agreement set forth in the Bipartisan Budget Act of 2013 lessened the across-the-board cuts of sequestration; however, sequestration continues to be in effect, including for the U.S. Department of Defense and Department of Homeland Security. Sequestration has already negatively affected some of the defense programs in which we participate and we expect to continue to be negatively impacted by the continuing effects of sequestration or other defense spending delays and cuts.

The federal debt limit continues to be actively debated as plans for long-term national fiscal policy are discussed. The outcome of these debates could have a significant impact on defense spending broadly and programs we support in particular. The failure of Congress to approve future budgets and/or increase the debt ceiling of the U.S. on a timely basis could delay or result in the loss of contracts for the procurement of our products and services and we may be asked or required to continue to perform for some period of time on certain of our U.S. government contracts, even if the U.S. government is unable to make timely payments. A decrease in Department of Defense or Department of Homeland Security expenditures, the elimination or curtailment of a material program in which we are involved, or changes in payment patterns of our customers as a result of changes in U.S. government spending could have a material adverse effect on our business, results of operation and financial condition. Considerable uncertainty exists regarding how budget reductions will be applied and what challenges the reductions will present.

Index

Ultimately the U.S. government may be unable to timely complete its budget process or fully agree upon spending priorities. If the U.S. government budget process results in a prolonged shutdown or prolonged operation under a continuing resolution, we may experience delayed orders, delayed payments and declines in net sales, profitability and cash flows. We may experience related supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors. All of the aforementioned conditions and factors could, in the aggregate, have a material adverse effect on our business, results of operation and financial condition. Additionally, cost cutting, efficiency initiatives, reprioritization, other affordability analyses, and changes in budgetary priorities by our governmental customers, including the U.S. government, could adversely impact our Government Solutions segment. We are unable to predict the impact these or similar events could have on our business, financial position, results of operations or cash flows.

Our contracts with the U.S. government are subject to unique business and commercial risks.

We depend on the U.S. government for a significant portion of our revenues. Our contracts with the U.S. government are subject to unique business and commercial risks, including:

•	unexpected contract or project terminations or suspensions;

•	unpredictable order placements, reductions, delays or cancellations;

•	higher than expected final costs, particularly relating to software and hardware development, for work performed under contracts where we commit to specified deliveries for a fixed-price; and

•
unpredictable cash collections of unbilled receivables that may be subject to acceptance of contract deliverables by the customer and contract close out procedures, including government audit and approval of final indirect rates.

All of our U.S. government contracts can be terminated by the U.S. government for its convenience or upon an event of default by us. Termination for convenience provisions provide us with little to no recourse: our potential recovery of costs incurred or costs committed, potential settlement expenses and hypothetical profit on work completed prior to termination. In addition to the U.S. government’s right to terminate, U.S. government contracts are conditioned upon the continuing approval by Congress of the necessary funding. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take more than one year. Consequently, at the beginning of a major program, the contract may not be fully funded, and additional monies are normally committed to the contract only if, and when, appropriations are made by Congress for future fiscal years. Delays or changes in funding can impact the timing of awards or lead to changes in program content. We obtain certain of our U.S. government contracts through a competitive bidding process. There can be no assurance that we will win additional contracts or that actual contracts that are awarded will ultimately be profitable.

In addition, we could be disqualified as a supplier to the U.S. government. As a supplier to the U.S. government, we must comply with numerous regulations, including those governing security, contracting practices and classified information. Failure to comply with these regulations and practices could result in fines being imposed against us or our suspension for a period of time from eligibility for bidding on, or for award of, new government contracts. If we are disqualified as a supplier to government agencies, we would lose most, if not all, of our U.S. government customers and revenues from sales of our products would decline significantly.

Our contracts with the U.S. government are subject to audits that could result in penalties and a reduction in contract value.

All of our U.S. government contracts can be audited by the Defense Contract Audit Agency (“DCAA”) and other U.S. government agencies and we can be subject to penalties arising from post-award contract audits (sometimes referred to as a Truth in Negotiations Act or “TINA” audit) or cost audits in which the value of our contracts may be reduced. If costs are found to be improperly allocated to a specific contract, those costs will not be reimbursed, and any such costs already reimbursed would be required to be refunded. Although we record contract revenues based upon costs we expect to realize upon final audit, we cannot predict the outcome of any such future audits and adjustments and we may be required to materially reduce our revenues or profits upon completion and final negotiation of audits. Negative audit findings could also result in termination of a contract, forfeiture of profits, suspension of payments, fines and suspension or debarment from U.S. government contracting or subcontracting for a period of time.

Index

Our dependence on sales to international customers exposes us to risks.

Sales for use by international customers (including sales to U.S. companies for inclusion in products that will be sold to international customers) represented approximately 22.9% and 32.2% of our consolidated net sales for the three and nine months ended April 30, 2016, respectively. Sales for use by international customers (including sales to U.S. companies for inclusion in products that will be sold to international customers) represented approximately 56.2%, 59.4% and 50.1% of our consolidated net sales for the fiscal years ended July 31, 2015, 2014 and 2013, respectively, and we expect that international sales will continue to be a substantial portion of our consolidated net sales for the foreseeable future. These sales expose us to certain risks, including barriers to trade, fluctuations in foreign currency exchange rates (which may make our products less price-competitive), political and economic instability, exposure to public health epidemics, availability of suitable export financing, tariff regulations, and other U.S. and foreign regulations that may apply to the export of our products. Although we take steps to mitigate our risk with respect to international sales, we may not be able to do so in every instance for any of the following reasons, among others:

•
We may not be able to continue to structure our international contracts to reduce risk - We attempt to reduce the risk of doing business in foreign countries by seeking subcontracts with large systems suppliers, contracts denominated in U.S. dollars, advance or milestone payments and irrevocable letters of credit in our favor. However, we may not be able to reduce the economic risk of doing business in foreign countries in all instances. In such cases, billed and unbilled receivables relating to international sales are subject to increased collectability risk and may result in significant write-offs, which could have a material adverse effect on our business, results of operation and financial condition. In addition, foreign defense contracts generally contain provisions relating to termination at the convenience of the government.

•
We rely on a limited number of international sales agents - In some countries, we rely upon one or a small number of sales agents, exposing us to risks relating to our contracts with, and related performance of, those agents. We attempt to reduce our risk with respect to sales agents by establishing additional foreign sales offices where it is practical and by engaging, where practicable, more than one independent sales representative in a territory. It is our policy to require all sales agents to operate in compliance with applicable laws, rules and regulations. Violations of any of these laws, rules or regulations, and other business practices that are regarded as unethical, could interrupt the sales of our products and services, result in the cancellation of orders or the termination of customer relationships, and could damage our reputation, any of which developments could have a material adverse effect on our business, results of operation and financial condition.

•
We currently price virtually all of our products in U.S. dollars - Today, virtually all of our sales are denominated in U.S. dollars. During fiscal 2015, the U.S. dollar strengthened significantly against many international currencies. As such, many of our international customers experienced a drop in their purchasing power as it relates to their ability to purchase our products. To date, we have not materially changed our selling prices and have experienced lower sales volumes. It is possible, that the strength in the U.S. dollar will continue or that it will further increase against many international currencies. If this occurs, our customers may reduce their spending or postpone purchases of our products and services to a greater extent than we currently anticipate which could have a material adverse effect on our business, results of operation and financial condition.

Our international sales and operations are subject to risks of conducting business in foreign countries, including applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations. We cannot be certain that we will be able to obtain necessary export licenses, and such failure would materially adversely affect our operations.

We must comply with all applicable export control laws and regulations of the U.S. and other countries. Certain of our products and systems may require licenses from U.S. government agencies for export from the U.S., and some of our products are not permitted to be exported. In addition, in certain cases, U.S. export controls also severely limit unlicensed technical discussions, such as discussions with any persons who are not U.S. citizens or permanent residents. As a result, in cases where we may need a license, our ability to compete against a non-U.S. domiciled foreign company that may not be subject to the same U.S. laws may be materially adversely affected.

Index

U.S. laws and regulations applicable to us include the Arms Export Control Act, the International Emergency Economic Powers Act (“IEEPA”), the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). In addition, we are subject to the Foreign Corrupt Practices Act (“FCPA”) and other local laws prohibiting corrupt payments to government officials, which generally bar bribes or unreasonable gifts to foreign governments or officials. Violations of these laws or regulations could result in significant sanctions, including disgorgement of profits, fines, criminal sanctions against us, our officers, our directors, or our employees, more onerous compliance requirements, more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. A violation of any of the regulations enumerated above could materially adversely affect our business, financial condition and results of operations. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, agents, or subsidiaries will not violate our policies. Additionally, changes in regulatory requirements which could restrict our ability to deliver services to our international customers, including the addition of a country to the list of sanctioned countries under the IEEPA or similar legislation could negatively impact our business.

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

In October 2014, we self-disclosed to OFAC that we learned during a routine assessment of the adequacy of our export control compliance procedures that we had inadvertently neglected to obtain an OFAC license for a shipment of modems to a Canadian customer who, we learned after the transaction had begun, intended to incorporate our modems in a communication system the ultimate end user of which was the Sudan Civil Aviation Authority (“SCAA”).  OFAC regulations prohibit U.S. persons from doing business directly or indirectly in Sudan and from facilitating transactions by non-U.S. persons which would be illegal if done by a U.S. person.  In late 2015, OFAC issued an administrative subpoena to us seeking further information about the previously voluntarily disclosed transaction and any other transactions involving Sudan. We have responded to the subpoena, including alerting OFAC to Comtech’s repair of three modems for a customer in Lebanon after which time the modems were rerouted to Sudan without Comtech’s knowledge.

OFAC has not responded to our submission of further information and we cannot predict when the agency will complete its review and determine whether any violations occurred. While OFAC could decide not to impose penalties and only issue a no action or cautionary letter, we could face civil and criminal penalties and may suffer reputational harm if we are found to have violated U.S. sanctions laws. Even though we take precautions to prevent transactions with U.S. sanctions targets, any such measures, or any new measures we may implement in the future, may be ineffective. As a result, there is risk that in the future we could provide our products to or permit our products to be downloaded or accessed by such targets despite these precautions. This could result in negative consequences to us, including government investigations, penalties and reputational harm.

We continue to implement policies and procedures to ensure that we comply with all applicable export control laws and regulations. In the future, we may be subjected to compliance audits in the future that may uncover improper or illegal activities that would subject us to material remediation costs, civil and criminal fines and/or penalties and/or an injunction. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these outcomes could, individually or in the aggregate, have a material adverse effect on our business, results of operation and financial condition.

The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In addition, in order to ship our products into and implement our services in some countries, the products must satisfy the technical requirements of that particular country. If we were unable to comply with such requirements with respect to a significant quantity of our products, our sales in those countries could be restricted, which could have a material adverse effect on our business, results of operation and financial condition.

Index

Our investments in recorded goodwill and other intangible assets could be impaired as a result of future business conditions, further deterioration of the global economy or if we change our reporting unit structure.

As of April 30, 2016, goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $264.5 million. Additionally, as of April 30, 2016, intangibles recorded on our Condensed Consolidated Balance Sheet aggregated $293.6 million. In accordance with FASB ASC 350, “Intangibles - Goodwill and Other,” we perform a goodwill impairment analysis at least annually (in the first fiscal quarter of each fiscal year), unless indicators of impairment exist in interim periods. If we fail the required Step One as described in FASB ASC 350, we would do a Step Two test which compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

It is possible that, during future financial periods, business conditions (both in the U.S. and internationally) could deteriorate from the current state and our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate. If assumed net sales and cash flow projections are not achieved in future periods, our Commercial or Government reporting units could be at risk of failing Step One of the goodwill impairment test and goodwill and intangibles assigned to the respective reporting units could be impaired.

For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, both the Government Solutions and Commercial Solutions segments constitute a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of each respective reporting unit. Reporting units are defined by how our President and CEO manages the business, which includes resource allocation decisions. We may, in the future, change our management approach which in turn may change the way we define our reporting units, as such term is defined by FASB ASC 350. A change to our management approach may require us to perform an interim goodwill impairment test and ultimately record impairment charges in a future period.

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

In addition to our impairment analysis of goodwill, we also review net intangibles with finite lives when an event occurs indicating the potential for impairment. No events were identified during the fiscal year ended July 31, 2015 or during year-to-date fiscal 2016. As such, we believe that the carrying values of our net intangibles were recoverable as of April 30, 2016. Any impairment charges that we may record in the future could have a material adverse effect on our results of operation and financial condition.

We could be negatively impacted by a systems failure or security breach through cyber-attack, cyber intrusion or otherwise, by other significant disruption of our IT networks or those we operate for certain customers, or third party data center facilities, servers and related systems.

We face the risk of a security breach or other significant disruption of our IT networks and related systems, including third party data center facilities, whether through cyber-attack or cyber intrusion via the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT network and systems, as well as third party data center facilities, have been and, we believe, continue to be under constant attack. We face an added risk of a security breach or other significant disruption to certain of our equipment used on some of our customer’s IT networks and related systems which may involve managing and protecting information relating to national security and other sensitive government functions. We may incur significant costs to prevent such systems disruptions.

Index

As a communications company, and particularly as a government contractor, we face a heightened risk of a security breach or disruption from threats to gain unauthorized access to our and our customers’ proprietary or classified information on our IT networks, third party data center facilities and related systems and to certain of our equipment used on some of our customer’s IT networks and related systems. These types of information and IT networks and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers. Although we make significant efforts to maintain the security and integrity of these types of information and IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions will not be successful or damaging. Even the most well protected information, networks, data centers, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber-attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. In some cases, the resources of foreign governments may be behind such attacks. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk.

A security breach or other significant disruption involving these types of information and IT networks and related systems could:

•	Disrupt the proper functioning of these networks, data center facilities and systems and therefore our operations and/or those of certain of our customers;

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

In addition, the cost of continually defending against cyber-attacks and breaches has increased in recent years and future costs and any or all of the foregoing could have a material adverse effect on our business, results of operation and financial condition.

The measures we have implemented to secure information we collect and store or enable access to may be breached, which could cause us to breach agreements with our partners and expose us to potential investigation and penalties by authorities and potential claims for contract breach, product liability damages, credits, penalties or termination by persons whose information was disclosed.

We take reasonable steps to protect the security, integrity and confidentiality of the information we collect and store and to prevent unauthorized access to third party data to which we enable access through our products, but there is no guarantee that inadvertent or unauthorized disclosure will not occur or that third parties will not gain unauthorized access despite our efforts. If such unauthorized disclosure or access does occur, we may be required to notify persons whose information was disclosed or accessed under existing and proposed laws. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We also may be subject to claims of breach of contract for such disclosure, investigation and penalties by regulatory authorities and potential claims by persons whose information was disclosed. If there is a security breach or if there is an inappropriate disclosure of any of these types of information, we could be exposed to investigations, litigation, fines and penalties. Remediation of and liability for loss or misappropriation of end user or employee personal information could have a material adverse effect on our business, results of operation and financial condition. Even if we were not held liable for such event, a security breach or inappropriate disclosure of personal, private or confidential information could harm our reputation and our relationships with current and potential customers and end users. Even the perception of a security risk could inhibit market acceptance of our products and services. We may be required to invest additional resources to protect against damages caused by any actual or perceived disruptions of our services. We may also be required to provide information about the location of an end user’s mobile device to government authorities, which could result in public perception that we are providing the government with intelligence information and deter some end users from using our services. Any of these developments could have a material adverse effect on our business, results of operation and financial condition.

Index

Our U.S. federal, state and foreign tax returns are subject to audit and a resulting tax assessment or settlement could have a material adverse effect on our business, results of operation and financial condition. Significant judgment is required in determining the provision for income taxes

The final determination of tax examinations and any related litigation could be materially different than what is reflected in historical income tax provisions and accruals. Our federal income tax return for fiscal 2014 is currently under audit by the Internal Revenue Service (“IRS”) and our federal income tax returns for fiscal 2013 and 2015 are subject to potential future IRS audits.  In addition, TCS’s federal income tax returns for calendar year 2013 and 2014 are subject to potential future IRS audit. In addition to income tax audits, TCS is subject to ongoing state and local tax audits by the Washington State Department of Revenue and the City of Seattle. Although adjustments relating to past audits of our federal tax returns were immaterial, a resulting tax assessment or settlement for other periods or other jurisdictions that may be selected for future audit could have a material adverse effect on our business, results of operation and financial condition.

We have significant operations in Arizona, Florida, California, Washington State, New York and other locations which could be materially and adversely impacted in the event of a terrorist attack and government responses thereto or significant disruptions (including natural disasters) to our business

Terrorist attacks, the U.S. and other governments’ responses thereto, and threats of war could materially adversely impact our business, results of operation and financial condition. For example, our 911, hosted location-based services and satellite teleport services operations depend on our ability to maintain our computer and equipment and systems in effective working order, and to protect our systems against damage from fire, natural disaster, power loss, telecommunications failure, sabotage, unauthorized access to our system or similar events. Although all of our mission-critical systems and equipment are designed with built-in redundancy and security, any unanticipated interruption or delay in our operations or breach of security could have a material adverse effect on our business, results of operation and financial condition. Our property and business interruption insurance may not be adequate to compensate us for any losses that may occur in the event of a terrorist attack, threat, system failure or a breach of security. Insurance may not be available to us at all or, if available, may not be available to us on commercially reasonable terms.

We operate a high-volume technology manufacturing center located in Tempe, Arizona. We expect intercompany manufacturing to increase from current levels in future periods and we intend to maximize the use of our high-volume technology manufacturing center by continuing to seek contracts with third parties to outsource a portion of their manufacturing to us. A terrorist attack or similar future event may disrupt our operations or those of our customers or suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. If a natural disaster or other business interruption occurred with respect to our high-volume technology manufacturing center, we do not have immediate access to other manufacturing facilities and, as a result, our business, results of operation and financial condition would be materially adversely affected.

We design and manufacture our over-the-horizon microwave equipment and systems in Florida, where major hurricanes have occurred in the past, and traveling wave tube amplifiers in Santa Clara, California, an area close to major earthquake fault lines, and also manufacture amplifiers in Melville, New York, an area subject to hurricanes. Additionally, certain of our Commercial Solutions segment activities are conducted in Washington State which is also near a fault line. Our operations in these and other locations (such as in our high-volume technology manufacturing center located in Tempe, Arizona), could be subject to natural disasters or other significant disruptions, including hurricanes, tornadoes, typhoons, tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, medical epidemics, acts of terrorism, power shortages and blackouts, telecommunications failures, and other natural and man-made disasters or disruptions.

We cannot be sure that our systems will operate appropriately if we experience hardware or software failure, intentional disruptions of service by third parties, an act of God or an act of war. A failure in our systems could cause delays in transmitting data, and as a result we may lose customers or face litigation that could involve material costs and distract management from operating our business.

In the event of any such disaster or other disruption, we could experience disruptions or interruptions to our operations or the operations of our suppliers, distributors, resellers or customers; destruction of facilities; and/or loss of life, all of which could materially increase our costs and expenses and materially adversely affect our business, results of operation and financial condition.

Index

We may be subject to environmental liabilities.

We engage in manufacturing and are subject to a variety of local, state and federal governmental regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products. We are also subject to the Restriction of Hazardous Substance (“RoHS”) directive which restricts the use of lead, mercury and other substances in electrical and electronic products. The failure to comply with current or future environmental requirements could result in the imposition of substantial fines, suspension of production, alteration of our manufacturing processes or cessation of operations that could have a material adverse effect on our business, results of operation and financial condition. In addition, the handling, treatment or disposal of hazardous substances by us or our predecessors may have resulted, or could in the future result, in contamination requiring investigation or remediation, or lead to other liabilities, any of which could have a material adverse effect on our business, results of operation and financial condition.

The success of our business is dependent on compliance with FCC rules and regulations and similar foreign laws and regulations.

Many of our products are incorporated into wireless communications systems that must comply with various U.S. government regulations, including those of the FCC, as well as similar international laws and regulations. As a result, our business faces increased risks including the following:

•
We must obtain various licenses from the FCC - We operate FCC licensed teleports that are subject to the Communications Act of 1934, as amended, or the FCC Act, and the rules and regulations of the FCC. We cannot guarantee that the FCC will grant renewals when our existing licenses expire, nor are we assured that the FCC will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses. We may, in the future, be required to seek FCC or other government approval if foreign ownership of our stock exceeds certain specified criteria. Failure to comply with these policies could result in an order to divest the offending foreign ownership, fines, denial of license renewal and/or license revocation proceedings against the licensee by the FCC, or denial of certain contracts from other U.S. government agencies.

•
We are dependent on the allocation and availability of frequency spectrum - Adverse regulatory changes related to the allocation and availability of frequency spectrum and in the military standards and specifications that define the current satellite networking environment, could materially harm our business by: (i) restricting development efforts by us and our customers, (ii) making our current products less attractive or obsolete, or (iii) increasing the opportunity for additional competition. The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards and reassign bandwidth for these products and services. The reduced number of available frequencies for other products and services and the time delays inherent in the government approval process of new products and services have caused, and may continue to cause, our customers to cancel, postpone or reschedule their installation of communications systems including their satellite, over-the-horizon microwave, or terrestrial line-of-sight microwave communication systems. This, in turn, could have a material adverse effect on our sales of products to our customers. Changes in, or our failure to comply with, applicable laws and regulations could materially adversely harm our business, results of operation, and financial condition.

•
Our future growth is dependent on developing NG911 compliant products - The FCC requires that certain location information be provided to network operators for public safety answering points when a subscriber makes a 911 call. Technical failures, greater regulation by federal, state or foreign governments or regulatory authorities, time delays or the significant costs associated with developing or installing improved location technology could slow down or stop the deployment of our mobile location products. If deployment of improved location technology is delayed, stopped or never occurs, market acceptance of our products and services may be materially adversely affected. Because we rely on some third-party location technology instead of developing all of the technology ourselves, we have little or no influence over its improvement. The technology employed with NG911 services generally anticipates a migration to internet-protocol (“IP”) based communication. Since many companies are proficient in IP-based communication protocols, the barriers to entry to providing NG911 products and services are lower than exist for the traditional switch-based protocols. If we are unable to develop unique and proprietary solutions that are superior to and more cost effective than other market offers, our 911 business could get replaced by new market entrants, resulting in a material adverse effect on our business, results of operation and financial condition.

Index

•
Under the FCC’s mandate, our 911 business is dependent on state and local governments - Under the FCC’s mandate, wireless carriers are required to provide 911 services only if state and local governments request the service. As part of a state or local government’s decision to request 911, they have the authority to develop cost recovery mechanisms. However, cost recovery is no longer a condition to wireless carriers’ obligation to deploy the service. If state and local governments do not widely request that 911 services be provided or we become subject to significant pressures from wireless carriers with respect to pricing of 911 services, our 911 business would be harmed and future growth of our business would be reduced.

Regulation of the mobile industry and Voice over Internet Protocol (“VoIP”) is evolving, and unfavorable changes or our failure to comply with existing and potential new legislation or regulations could harm our business and operating results.

As the mobile industry continues to evolve, we believe greater regulation by federal, state or foreign governments or regulatory authorities is likely and face certain risks including:

•
We must adhere to existing and potentially new privacy rules related to mobile-location based services - We believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information, could affect our customers’ ability to use and share data, potentially reducing our ability to utilize this information for the purpose of continued improvement of the overall mobile subscriber experience. In order for mobile location products and services to function properly, wireless carriers must locate their subscribers and store information on each subscriber’s location. Although data regarding the location of the wireless user resides only on the wireless carrier’s systems, users may not feel comfortable with the idea that the wireless carrier knows and can track their location. Carriers will need to obtain subscribers’ permission to gather and use the subscribers’ personal information, or they may not be able to provide customized mobile location services which those subscribers might otherwise desire. If subscribers view mobile location services as an annoyance or a threat to their privacy, that could reduce demand for our products and services and have a material adverse effect on our business, results of operation and financial condition.

•
We may face increased costs to compliance with health and safety of mobile devices - If wireless handsets pose health and safety risks, we may be subject to new regulations and demand for our products and services may decrease. Media reports have suggested that certain radio frequency emissions from wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may have the effect of discouraging the use of wireless handsets, which would decrease demand for our services. In recent years, the FCC and foreign regulatory agencies have updated the guidelines and methods they use for evaluating radio frequency emissions from radio equipment, including wireless handsets. In addition, interest groups have requested that the FCC investigate claims that wireless technologies pose health concerns and cause interference with airbags, hearing aids and other medical devices. There also are some safety risks associated with the use of wireless handsets while driving. Concerns over these safety risks and the effect of any legislation that may be adopted in response to these risks could limit our ability to market and sell our products and services.

•
The regulatory environment for VOIP services is developing -     The FCC has determined that VoIP services are not subject to the same regulatory scheme as traditional wireline and wireless telephone services. If the regulatory environment for VoIP services evolves in a manner other than the way we anticipate, our 911 business would be significantly harmed and future growth of our business would be significantly reduced. For example, the regulatory scheme for wireless and wireline service providers requires those carriers to allow service providers such as us to have access to certain databases that make the delivery of a 911 call possible. No such requirements exist for VoIP service providers so carriers could prevent us from continuing to provide VoIP 911 service by denying us access to the required databases.

Index

All of our business activities are subject to rapid technological change, new entrants, the introduction of other distribution models and long development and testing periods each of which may harm our competitive position, render our product or service offerings obsolete and require us to continuously develop technology and/or obtain licensed technology in order to compete successfully.

We are engaged in business activities characterized by rapid technological change, evolving industry standards, frequent new product announcements and enhancements, and changing customer demands. The introduction of products and services on future industry standards embodying new technologies such as multi-frequency time-division multiple access (“MF-TDMA”) based technologies could render any of our products and services obsolete or non-competitive. The successful execution of our business strategy is contingent upon wireless network operators launching and maintaining mobile location services, our ability to maintain a technically skilled development and engineering team, our ability to create new network software products and adapt our existing products to rapidly changing technologies, industry standards and customer needs. As a result of the complexities inherent in our product offerings, new technologies may require long development and testing periods. Additionally, new products may not achieve market acceptance or our competitors could develop alternative technologies that gain broader market acceptance than our products. If we are unable to develop and introduce technologically advanced products that respond to evolving industry standards and customer needs, or if we are unable to complete the development and introduction of these products on a timely and cost effective basis, it could have a material adverse effect on our business, results of operation and financial condition or could result in our technology becoming obsolete.

New entrants seeking to gain market share by introducing new technology and new products may make it more difficult for us to sell our products and services and could create increased pricing pressure, reduced profit margins, increased sales and marketing expenses, or the loss of market share or expected market share, any of which could have a material adverse effect on our business, results of operation and financial condition.  For example, many companies are developing new technologies and the shift towards open standards such as IP-based satellite networks will likely result in increased competition and some of our products may become commoditized. Our DoubleTalk® Carrier-in-Carrier® bandwidth compression technology is licensed by us from a third party that maintains patents associated with the technology. Other competitors have developed similar technologies and some may have also licensed parts or all of this compression technology.

Our Commercial Solutions segment provides various technologies that are utilized on mobile phones. Applications from competitors for location-based or text-based messaging platforms may be preloaded on mobile devices by original equipment manufacturers, or OEMs, or offered by OEMs directly. Increased competition from providers of location-based services which do not rely on a wireless carrier may result in fewer wireless carrier subscribers electing to purchase their wireless carrier’s branded location-based services, which could harm our business and revenue. In addition, these location-based or text-based services may be offered for free or on a onetime fee basis, which could force us to reduce monthly subscription fees or migrate to a onetime fee model to remain competitive. We may also lose end users or face erosion in our average revenue per user if these competitors deliver their products without charge to the consumer by generating revenue from advertising or as part of other applications or services.

Our expected growth and our financial position depends on, among other things, our ability to keep pace with such changes and developments and to respond to the increasing variety of electronic equipment users and transmission technologies. We may not have the financial or technological resources to keep pace with such changes and developments or be successful in our research and development and we may not be able to identify and respond to technological improvements made by our competitors in a timely or cost-effective fashion. Any delays could result in increased costs of development or redirect resources from other projects. In addition, we cannot provide assurances that the markets for our products, systems, services or technologies will develop as we currently anticipate. The failure of our products, systems, services or technologies to gain market acceptance could significantly reduce our net sales and harm our business.

If our business does not generate sufficient cash to fund our operations and we are unable to obtain additional capital when needed, we may not be able to continue to grow our business.

We believe that our cash and cash equivalents and our Secured Credit Facility, coupled with the funds anticipated to be generated from operations, will be sufficient to finance our operations for at least the next twelve months. However, unanticipated events could cause us to fall short of our capital requirements. In addition, such unanticipated events could cause us to violate our bank credit covenants, enabling bank remedies provided in their agreement with us making it necessary for us to return to the public markets or to establish new credit facilities or raise capital in private transactions in order to meet our capital requirements. We cannot assure you that we will be able to raise additional capital in the future on terms acceptable to us, or at all.

Index

Our business is highly competitive and some of our competitors have significantly greater resources than we do, which could result in a loss of customers, market share and/or market acceptance.

Our business is highly competitive. We will continue to invest in research and development for the introduction of new and enhanced products and services designed to improve capacity, data processing rates and features. We must also continue to develop new features and to improve functionality of our software. Research and development in our industry is complex, expensive and uncertain. We believe that we must continue to dedicate a significant amount of resources to research and development efforts to maintain our competitive position. If we continue to expend a significant amount of resources on research and development, but our efforts do not lead to the successful introduction of product and service enhancements that are competitive in the marketplace, our business, results of operation and financial condition could be materially adversely affected.

Several of our potential competitors are substantially larger than we are and have greater financial, technical and marketing resources than we do. In particular, larger competitors have certain advantages over us which could cause us to lose customers and impede our ability to attract new customers, including: larger bases of financial, technical, marketing, personnel and other resources; more established relationships with wireless carriers and government customers; more funds to deploy products and services; and the ability to lower prices (or not charge any price) of competitive products and services because they are selling larger volumes. Furthermore, we cannot be sure that our competitors will not develop competing products, systems, services or technologies that gain market acceptance in advance of our products, systems, services or technologies, or that our competitors will not develop new products, systems, services or technologies that cause our existing products, systems, services or technologies to become non-competitive or obsolete, which could adversely affect our results of operations.

Contract cost growth on our fixed price contracts, including most of our government contracts, cost reimbursable type contracts and other contracts that cannot be justified as an increase in contract value due from customers exposes us to reduced profitability and the potential loss of future business and other risks.

A substantial portion of our products and services are sold under fixed-price contracts. Fixed-price contracts inherently have more risk than flexibly priced contracts. This means that we bear the risk of unanticipated technological, manufacturing, supply or other problems, price increases or other increases in the cost of performance. Future events could result in either upward or downward adjustments to those estimates which could negatively impact our profitability. Operating margin is materially adversely affected when contract costs that cannot be billed to the customer are incurred. This cost growth can occur if initial estimates used for calculating the contract price were incorrect, or if estimates to complete increase. To a lesser extent, we provide products and services under cost reimbursable type contracts which carry the entire burden of costs exceeding a negotiated contract ceiling price.

The cost estimation process requires significant judgment and expertise. Reasons for cost growth may include unavailability and productivity of labor, the nature and complexity of the work to be performed, the effect of change orders, the availability of materials, the effect of any delays in performance, availability and timing of funding from the customer, natural disasters, and the inability to recover any claims included in the estimates to complete. A significant change in an estimate on one or more programs could have a material adverse effect on our business, results of operation and financial condition.

Index

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

Because we are a publicly traded company, we are required to comply with provisions of securities laws, related regulations and financial reporting standards. Because securities laws, related regulations and financial reporting standards pertaining to our business are relatively complex, our business faces increased risks including the following:

•
If we identify a material weakness in the future, our costs will unexpectedly increase - Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules, we are required to furnish a report of management’s assessment of the effectiveness of our internal controls as part of our Annual Report on Form 10-K. Our independent registered public accountants are required to attest to and provide a separate opinion. To issue our report, we document our internal control design and the testing processes that support our evaluation and conclusion, and then we test and evaluate the results. There can be no assurance, however, that we will be able to remediate material weaknesses, if any, that may be identified in future periods, or maintain all of the controls necessary for continued compliance. There likewise can be no assurance that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies. In fiscal 2016, we anticipate transitioning from the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 1992 Internal Control - Integrated Framework to the COSO 2013 Internal Control - Integrated Framework. In accordance with the rules and regulations related to Sarbanes-Oxley Act of 2002, we intend to take a one-year exemption related to the controls of TCS. We have begun the process of implementing new controls related to TCS, and in the future, we may identify significant deficiencies or material weaknesses and incur additional costs.

•
Stock-based compensation accounting standards could negatively impact our stock - Since our inception, we have used stock-based awards as a fundamental component of our employee compensation packages. We believe that stock-based awards directly motivate our employees to maximize long-term stockholder value and, through the use of long-term vesting, encourage employees to remain with us. We apply the provisions of Accounting Standards Codification (“ASC”) 718, “Compensation - Stock Compensation,” which requires us to record compensation expense in our statement of operations for employee and director stock-based awards using a fair value method. The ongoing application of this standard has had a significant effect on our reported earnings, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the value of stock-based awards (including long-term performance shares which are subject to the achievement of three-year goals which are based on several performance metrics). The ongoing application of this standard could impact the future value of our common stock and may result in greater stock price volatility. To the extent that this accounting standard makes it less attractive to grant stock-based awards to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could have a material adverse effect on our business, results of operation and financial condition.

•
We must adopt new complex revenue recognition rules - The accounting rules and regulations that we must comply with are complex. Accounting rules and regulations are continually changing in ways that could materially impact our financial statements. The FASB has recently issued new guidance for revenue recognition. The new guidance replaces the prior revenue recognition guidance in its entirety. We have not yet selected a transition method and continue to evaluate the impact that this guidance will have on our business, results of operation and financial condition. Regardless of the transition method, the application of this new guidance may result in certain adjustments to our financial statements, which could have a material adverse effect on our net income. Because of the uncertainty of the estimates, judgments and assumptions associated with our accounting policies, we cannot provide any assurances that we will not make subsequent significant adjustments to our consolidated financial statements.

Index

•
Changes in securities laws, regulations and financial reporting standards are increasing our costs - The Sarbanes-Oxley Act of 2002 required changes in some of our corporate governance, public disclosure and compliance practices. These changes have resulted in increased costs. The SEC has promulgated and proposed new rules on a variety of subjects including the requirement to use the interactive data format eXtensible Business Reporting Language (commonly referred to as “XBRL”) in our financial statements, which we began including in our quarterly reports filed with the SEC in the first quarter of fiscal 2011, and the possibility that we would be required to adopt International Financial Reporting Standards (“IFRS”). In April 2016, as part of its Disclosure Effectiveness Initiative, the SEC published a concept release which considers various business and financial disclosures that public companies make in investor reports and seeks the public’s input on ways to further improve that disclosure. The issues raised by the SEC in the concept release have the potential to dramatically change the way in which companies prepare and deliver disclosure to investors and the burdens of preparing that disclosure. In August 2012, the SEC adopted new rules establishing additional disclosure, supply chain verification and reporting requirements regarding a public company’s use of Conflict Minerals procured from Covered Countries (as both of those terms are defined by the SEC). These SEC rules and reporting requirements have resulted in us incurring additional costs to document and perform supplier due diligence. As these rules impact our suppliers, the availability of raw materials used in our operations could be negatively impacted and/or raw material prices could increase. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers, which could place us at a competitive disadvantage and could harm our reputation.

Our costs to comply with the aforementioned and other regulations continue to increase and we may have to add additional accounting staff, engage consultants or change our internal practices, standards and policies which could significantly increase our costs to comply with ongoing or future requirements. In addition, the NASDAQ Stock Market LLC (“NASDAQ”) routinely changes its requirements for companies, such as us, that are listed on NASDAQ. These changes (and potential future changes) have increased and may increase our legal and financial compliance costs, including making it more difficult and more expensive for us to obtain director and officer liability insurance or maintain our current liability coverage. We believe that these new and proposed laws and regulations could make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our Audit Committee, and qualified executive officers.

Our backlog is subject to customer cancellation or modification and such cancellation could result in a decline in sales and increased provisions for excess and obsolete inventory.

We currently have a backlog of orders, mostly under contracts that our customers may modify or terminate. Almost all of the contracts in our backlog (including firm orders previously received from the U.S. government) are subject to cancellation at the convenience of the customer or for default in the event that we are unable to perform under the contract. A portion of our backlog is determined based on contracts received from our customers (such as the U.S. government and large telephone companies) and in certain cases, is computed by multiplying the most recent month’s contract or revenue by the months remaining under the existing long-term agreements, which we consider to be the best available information for anticipating revenue under those agreements. There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual receipt of revenue on contracts included in backlog may never occur or may change because a program schedule could change, the program could be canceled, a contract could be reduced, modified or terminated early, or an option that we had assumed would be exercised not being exercised.

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

These risks include:

•
The loss of key technical or management personnel could adversely affect our business - Our future success depends on the continued contributions of key technical management personnel. Many of our key technical management personnel would be difficult to replace, and are not subject to employment or non-competition agreements. We currently have research and development employees in areas that are located a great distance away from our U.S. headquarters. Managing remote product development operations is difficult and we may not be able to manage the employees in these remote centers successfully. Our expected growth and future success will depend, in large part, upon our ability to attract and retain highly qualified engineering, sales and marketing personnel. Competition for such personnel from other companies, academic institutions, government entities and other organizations is intense. Although we believe that we have been successful to date in recruiting and retaining key personnel, we may not be successful in attracting and retaining the personnel we will need to grow and operate profitably. Also, the management skills that have been appropriate for us in the past may not continue to be appropriate if we grow and diversify.

•
We may not be able to improve our processes and systems to keep pace with anticipated growth - The future growth of our business may place significant demands on our managerial, operational and financial resources. In order to manage that growth, we must be prepared to improve and expand our management, operational and financial systems and controls. We also need to continue to recruit and retain personnel and train and manage our employee base. We must carefully manage research and development capabilities and production and inventory levels to meet product demand, new product introductions and product and technology transitions. If we are not able to timely and effectively manage our growth and maintain the quality standards required by our existing and potential customers, it could have a material adverse effect on our business, results of operation and financial condition.

•
Our markets are highly competitive and there can be no assurance that we can continue our success - The markets for our products are highly competitive. There can be no assurance that we will be able to continue to compete successfully or that our competitors will not develop new technologies and products that are more effective than our own. We expect the Department of Defense’s increased use of commercial off-the-shelf products and components in military equipment will encourage new competitors to enter the market. Also, although the implementation of advanced telecommunications services is in its early stages in many developing countries, we believe competition will continue to intensify as businesses and foreign governments realize the market potential of telecommunications services. Many of our competitors have financial, technical, marketing, sales and distribution resources greater than ours.

•
We may not be able to obtain sufficient components to meet expected demand - Our dependence on component availability, government furnished equipment, subcontractors and key suppliers, including the core manufacturing expertise of our high-volume technology manufacturing center located in Tempe, Arizona, exposes us to risk. Although we obtain certain components and subsystems from a single source or a limited number of sources, we believe that most components and subsystems are available from alternative suppliers and subcontractors. A significant interruption in the delivery of such items, however, could have a material adverse effect on our business, results of operation and financial condition. In addition, if our high-volume technology manufacturing center located in Tempe, Arizona is unable to produce sufficient product or maintain quality, it could have a material adverse effect on our business, results of operation and financial condition.

•
Our ability to maintain affordable credit insurance may become more difficult - In the normal course of our business, we purchase credit insurance to mitigate some of our domestic and international credit risk. Although credit insurance remains generally available, upon renewal, it may become more expensive to obtain or may not be available for existing or new customers in certain international markets and it might require higher deductibles than in the past. If we acquire a company with a different customer base, we may not be able to obtain credit insurance for those sales. As such, there can be no assurance that, in the future, we will be able to obtain credit insurance on a basis consistent with our past practices.

Index

We rely upon various third party companies and their technology to provide services to our customers and if we are unable to obtain such services at reasonable prices, or at all, our gross margins and our ability to provide the services of our wireless applications business could be materially adversely affected.

Risks from our reliance with these third parties include:

•
The loss of mapping and third party content - The wireless data services provided to our customers are dependent on real-time, continuous feeds from map data, points of interest data, traffic information, gas prices, theater, event and weather information from vendors and others. Any disruption of this third party content from our satellite feeds or backup landline feeds or other disruption could result in delays in our subscribers’ ability to receive information. We obtain this data that we sell to our customers from companies owned by current and potential competitors, who may act in a manner that is not in our best interest. If our suppliers of this data or content were to enter into exclusive relationships with other providers of location-based services or were to discontinue providing such information and we were unable to replace them cost effectively, or at all, our ability to provide the services of our wireless applications business would be materially adversely affected. Our gross margins may also be materially adversely affected if the cost of third party data and content increases substantially.

•
Third party data centers or third party networks may fail - Many products and services of our advanced communication solutions, in particular our public safety and enterprise technology solutions, are provided through a combination of our servers, which we house at third party data centers, and the networks of our wireless carrier partners. As such, our business relies to a significant degree on the efficient and uninterrupted operation of the third party data centers we use. Our hosted data centers are currently located in third party facilities located in the Irvine and San Francisco, California areas, and we may use others as required. We also use third party data center facilities in the Phoenix, Arizona area to provide for disaster recovery. Network failures, disruptions or capacity constraints in our third party data center facilities or in our servers maintained at their location could affect the performance of the products and services of our wireless applications and 911 business and harm our reputation and our revenue. The ability of our subscribers to receive critical location and business information requires timely and uninterrupted connections with our wireless network carriers. Any disruption from our satellite feeds or backup landline feeds could also result in delays in our subscribers’ ability to receive information.

•
We must integrate our technologies and routinely upgrade them - We may not be able to upgrade our location-based services platform to support certain advanced features and functionality without obtaining technology licenses from third parties. Obtaining these licenses may be costly and may delay the introduction of such features and functionality, and these licenses may not be available on commercially favorable terms, or at all. Problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and patent rights, labor, learning curve assumptions, or materials and components could prevent us from achieving contractual obligations. In addition, our products cannot be tested and proven in all situations and are otherwise subject to unforeseen problems. The inability to offer advanced features or functionality, or a delay in our ability to upgrade our location-based services platform, may materially adversely affect demand for our products and services and, consequently, have a material adverse effect on our business, results of operation and financial condition.

•
We rely upon “open-source” software - We have incorporated some types of open source software into our products, allowing us to enhance certain solutions without incurring substantial additional research and development costs. Thus far, we have encountered no unanticipated material problems arising from our use of open source software. However, as the use of open source software becomes more widespread, certain open source technology could become competitive with our proprietary technology, which could cause sales of our products to decline or force us to reduce the fees we charge for our products, which could have a material adverse effect on our business, results of operation and financial condition.

Index

As a result of the acquisition of TCS, the Company is involved with various matters and disputes related to intellectual property and contracts. The Company cannot predict the outcome of all of these matters and the resolutions could have a material adverse effect on its consolidated results of operations, financial position, or cash flows.

In the ordinary course of business, we include indemnification provisions in certain of our customer contracts. Pursuant to these agreements, we have agreed to indemnify, hold harmless and reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses related to third-party intellectual property claims. Some customers seek indemnification under their contractual arrangements with the Company for claims and other costs associated with defending lawsuits alleging infringement of patents through their use of our products and services, and the use of our products and services in combination with products and services of other vendors. In some cases we have agreed to assume the defense of the case. In others, the Company will negotiate with these customers in good faith because the Company believes its technology does not infringe the cited patents and due to specific clauses within the customer contractual arrangements that may or may not give rise to an indemnification obligation. It is not possible to determine the maximum potential amount the Company may spend under these agreements due to the unique facts and circumstances involved in each particular agreement.

TCS is currently a party to a number of legal proceedings, including lawsuits relating to customers seeking indemnification under contractual arrangements for claims and other costs associated with defending lawsuits alleging infringement of patents through their use of our products and services, including in combination with products and services of other vendors. TCS accrued $4.5 million in fiscal 2015 related to certain infringement lawsuits and contract dispute lawsuits. We believe that it is probable that we will incur a loss related to these matters but we are unable to predict the effects of these legal proceedings, including any losses on our financial condition, results of operations, or cash flows. For additional information, see “Notes to Condensed Consolidated Financial Statements – Note (19) - "Legal Proceedings and Other Matters."

The Company’s assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. Therefore, it is possible that an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s consolidated financial statements in a future fiscal period.

We could become a party to additional litigation or subject to claims, including patent infringement and product liability claims relating to our software, government investigations and other proceedings that could cause us to incur unanticipated expenses and otherwise have a material adverse effect on our business, results of operation and financial condition.

We are, from time to time, involved in commercial disputes and civil litigation relating to our businesses. Occasionally, we are called upon also to provide information in connection with litigation involving other parties or government investigations. Our agreements with customers may require us to indemnify customers for infringement of third party intellectual property rights, defects in or non-conformance of our products, or our own acts of negligence and non-performance. Product liability and other forms of insurance are expensive and may not be available in the future. We cannot be sure that we will be able to maintain or obtain insurance coverage at acceptable costs or in sufficient amounts or that our insurer will not disclaim coverage as to a future claim. Any such claim could have a material adverse effect on our business, results of operation and financial condition.

Because our software may contain defects or errors, and our hardware products may incorporate defective components, our sales could decrease if these defects or errors adversely affect our reputation or delay shipments of our products.

The software products that we develop are complex and must meet the stringent technical requirements of our customers and satisfy our warranty obligations to our customers. Our hardware products are equally complex subject to warranty obligations and integrate a wide variety of components from different vendors. We must quickly develop new products and product enhancements to keep pace with the rapidly changing software and telecommunications markets in which we operate. Products as complex as ours are likely to contain undetected errors or defects, especially when first introduced or when new versions are released. Our products may not be error or defect free after delivery to customers, which could damage our reputation, cause revenue losses, result in the rejection of our products or services, divert development resources and increase service and warranty costs, each of which could have a material adverse effect on our business, results of operation and financial condition.

Index

Protection of our intellectual property is limited and pursuing infringers of our patents and other intellectual property rights can be costly.

Our businesses rely, in large part, upon our proprietary scientific and engineering know-how and production techniques. We rely on a combination of patent, copyright, trademark, service mark, trade secret and unfair competition laws, restrictions in licensing agreements, confidentiality provisions and various other contractual provisions to protect our intellectual property and related proprietary rights, but these legal means provide only limited protection. Although a number of patents have been issued to us and we have obtained a number of other patents as a result of our acquisitions, we cannot assure you that our issued patents will be upheld if challenged by another party. Additionally, with respect to any patent applications which we have filed, we cannot assure you that any patents will issue as a result of these applications.

The departure of any of our key management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us or the failure to achieve our intellectual property objectives could have a material adverse effect on our business, results of operation and financial condition. Our ability to compete successfully and achieve future revenue growth will depend, in part, on our ability to protect our proprietary technology and operate without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are or may be sold may not protect our products or intellectual property rights to the same extent as the laws of the U.S.

Our ability to protect our intellectual property rights is also subject to the terms of future government contracts. We cannot assure you that the federal government will not demand greater intellectual property rights or restrict our ability to disseminate intellectual property. We are also a member of standards-setting organizations and have agreed to license some of our intellectual property to other members on fair and reasonable terms to the extent that the license is required to develop non-infringing products.

Pursuing infringers of our proprietary rights could result in significant litigation costs, and any failure to pursue infringers could result in our competitors utilizing our technology and offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the U.S. Protecting our know-how is difficult especially after our employees or those of our third party contract service providers end their employment or engagement. Attempts may be made to copy or reverse-engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent the misappropriation of our technology or prevent others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult and expensive. Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. The costs and diversion of resources could significantly harm our business. If we fail to protect our intellectual property, we may not receive any return on the resources expended to create the intellectual property or generate any competitive advantage based on it.

Third parties may claim we are infringing their intellectual property rights and we could be prevented from selling our products, or suffer significant litigation expense, even if these claims have no merit.

Our competitive position is driven in part by our intellectual property and other proprietary rights. Third parties, however, may claim that we, our products, operations or any products or technology we obtain from other parties are infringing their intellectual property rights, and we may be unaware of intellectual property rights of others that may cover some of our assets, technology and products. From time to time we receive letters from third parties that allege we are infringing their intellectual property and asking us to license such intellectual property. We review the merits of each such letter and respond as we deem appropriate.

From time to time our customers are parties to allegations of intellectual property infringement claims based on our customers’ incorporation and use of our products and services, which may lead to demands from our customers for us to indemnify them for costs in defending those allegations. Any litigation regarding patents, trademarks, copyrights or intellectual property rights, even those without merit, and the related indemnification demands of our customers, can be costly and time consuming, and divert our management and key personnel from operating our business. The complexity of the technology involved and inherent uncertainty and cost of intellectual property litigation increases our risks. If any third party has a meritorious or successful claim that we are infringing its intellectual property rights, we may be forced to change our products or enter into licensing arrangements with third parties, which may be costly or impractical. This also may require us to stop selling our products as currently engineered, which could harm our competitive position. We also may be subject to significant damages or injunctions that prevent the further development and sale of certain of our products or services and may result in a material loss of revenue.

Index

From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Some open source licenses contain requirements that we make available source code for modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. If we combine our proprietary software products with open source software in a certain manner, we could under certain of the open source licenses, be required to release our proprietary source code. Open source license terms may be ambiguous and many of the risks associated with usage of open source cannot be eliminated, and could if not properly addressed, negatively affect our business. If we were found to have inappropriately used open source software, we may be required to release our proprietary source code, re-engineer our products and client applications, discontinue the sale of our products or services in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could materially adversely affect our business, results of operation, and financial condition.

If our wireless carrier partners change the pricing and other terms by which they offer our products to their end-customers or do not continue to provide our services at all, our business, results of operation, and financial condition could be materially adversely affected. Additionally, potential future business combinations among wireless network operators could result in a loss of revenue for our business.

We generate a significant portion of our revenue from wireless customers such as AT&T and Verizon. As such, a portion of our revenue is derived from subscription fees that we receive from our wireless carrier partners for end users who subscribe to our service on a standalone basis or in a bundle with other services. To date, a relatively small number of end users have subscribed for our services in connection with their wireless plans compared to the total number of mobile phone users. Our future growth depends heavily on achieving significantly increased subscriber adoption of the wireless communication solutions we sell either through standalone subscriptions to our solutions or as part of bundles from our existing wireless carrier partners. Our success also depends on achieving widespread deployment of our solutions by attracting and retaining additional wireless carrier partners. Future revenue will depend on the pricing and quality of those services and subscriber demand for those services, which may vary by market, and the level of subscriber turnover experienced by our wireless carrier partners. If subscriber turnover increases more than we anticipate, our financial results could be materially adversely affected.

Poor performance in or disruptions of the services including in our advanced communication solutions could harm our reputation, delay market acceptance of our services and subject us to liabilities (including breach of contract claims brought by our customers and third-party damages claims brought by end-users). Our wireless carrier agreements require us to meet operational uptime requirements, excluding scheduled maintenance periods, or be subject to penalties. If we are unable to meet these requirements, our wireless carrier partners could terminate our agreements or we may be required to refund a portion of monthly subscriptions fees they have paid us.

Competitors offer technology that has functionality similar to ours for free, under different business models. Competition from these free offerings may reduce our revenue and harm our business. If our wireless carrier partners can offer these location-based services to their subscribers for free, they may elect to cease their relationships with us, alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our subscription fees or pursue other business strategies that may not prove successful for us and could have a material adverse effect on our business, results of operation and financial condition.

The telecommunications industry generally is currently undergoing a consolidation phase. Many of our customers, specifically wireless carrier customers of our Commercial Solutions segment, have or may become the target of acquisitions. If the number of our customers is significantly reduced as a result of this consolidation trend, or if the resulting companies do not utilize our product offerings, our business, results of operation and financial condition could be materially adversely affected.

Index

Our stock price is volatile.

The stock market in general and the stock prices of technology-based companies, in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate significantly in the future as well. Factors that could have a significant impact on the market price of our stock include, among others:

•	our ability to successfully integrate TCS and manage our combined company;

•	strategic transactions, such as acquisitions and divestures;

•	issuance of potentially dilutive equity or equity-type securities;

•	issuance of debt;

•	future announcements concerning us or our competitors;

•	receipt or non-receipt of substantial orders for products and services;

•	quality deficiencies in services or products;

•	results of technological innovations;

•	new commercial products;

•	changes in recommendations of securities analysts;

•	government regulations;

•	changes in the status or outcome of government audits;

•	proprietary rights or product or patent litigation;

•	changes in U.S. government policies;

•	changes in economic conditions generally, particularly in the telecommunications sector;

•	changes in securities market conditions, generally;

•	changes in the status of litigation and legal matters (including changes in the status of export matters);

•	cyber-attacks;

•	energy blackouts;

•	acts of terrorism or war;

•	inflation or deflation; and

•	rumors or allegations regarding our financial disclosures or practices.

Shortfalls in our sales or earnings in any given period relative to the levels expected by securities analysts could immediately, significantly and adversely affect the trading price of our common stock.

Future issuances of our shares of common stock could dilute your ownership interest in Comtech and reduce the market price of our shares of common stock.

In the future we may issue additional securities to raise capital. We may also acquire interests in other companies by using a combination of cash and our common stock or just our common stock. We may also issue securities convertible into our common stock. Any of these events may dilute your ownership interest in Comtech and have an adverse impact on the price of our common stock.

Provisions in our corporate documents and Delaware law could delay or prevent a change in control of Comtech.

We have taken a number of actions that could have the effect of discouraging, delaying or preventing a merger or acquisition involving Comtech that our stockholders may consider favorable.

For example, we have a classified board and the employment contracts with our President and CEO and our Executive Chairman, and agreements with other of our executive officers, provide for substantial payments in certain circumstances or in the event of a change of control of Comtech. In the future, we may adopt a stockholder rights plan which could cause substantial dilution to a stockholder, and substantially increase the cost paid by a stockholder who attempts to acquire us on terms not approved by our Board of Directors.

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

Index

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

If we are unable to pay quarterly dividends at the current annual targeted level our stock price may be harmed.

Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount established by our Board of Directors. The current annual targeted dividend for fiscal 2016 is $1.20 per common share.

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

Additionally, our ability to declare and pay dividends and make other distributions with respect to our capital stock may also be restricted by the terms of our Senior Secured Credit Facilities and may be restricted by the terms of financing arrangements that we enter into in the future. A disruption in our dividend program could negatively impact our stock price.

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	June 8, 2016	By: /s/ Dr. Stanton D. Sloane
Dr. Stanton D. Sloane
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 8, 2016	By: /s/ Michael D. Porcelain
Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)