Form 10-K
period 2016-07-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2016-10-06
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2016

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
Yes               No

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ Global Market on January 31, 2016 was approximately $306,905,000.

The number of shares of the registrant’s common stock outstanding on October 3, 2016 was 23,508,716.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of the document listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

Proxy Statement for 2016 Annual Meeting of Stockholders - Part III

i

ii

Note:  As used in this Annual Report on Form 10-K, the terms "Comtech," "we," "us," "our" and "our Company" mean Comtech Telecommunications Corp. and its subsidiaries.

Note About Forward-Looking Statements
This Form 10-K contains "forward-looking statements" including statements concerning the future of our industry, product development, business strategy, continued acceptance of our products, market growth, and dependence on significant customers. These statements can be identified by the use of forward-looking terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue," the negative of these terms, or other similar words or comparable terminology. All statements in this report, other than statements of historical fact, are forward-looking information. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements included in this Form 10-K. However, the risks described in this Form 10-K are not the only risks that we face. Additional risks and uncertainties, not currently known to us or that do not currently appear to be material, may also materially adversely affect our business, financial condition and/or operating results in the future. We describe risks and uncertainties that could cause actual results and events to differ materially in "Risk Factors" (Part I, Item 1A of this Form 10-K), "Quantitative and Qualitative Disclosures about Market Risk" (Part II, Item 7A of this Form 10-K), and "Management’s Discussion and Analysis" (Part II, Item 7 of this Form 10-K). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

PART I
ITEM 1.  BUSINESS

We are a leading provider of advanced communications solutions for both commercial and government customers worldwide. Our solutions fulfill our customers’ needs for secure wireless communications in some of the most demanding environments, including those where traditional communications are unavailable or cost-prohibitive, and in mission-critical scenarios where performance is crucial.

On February 23, 2016, we completed the acquisition of TeleCommunication Systems, Inc. ("TCS"). The TCS acquisition has a preliminary aggregate purchase price for accounting purposes of approximately $340.4 million (also referred to as the "transaction equity value"). As of February 23, 2016, the date we closed the acquisition, TCS had $59.9 million of cash and cash equivalents and total debt (including capital lease obligations and accrued interest) of approximately $143.1 million. As such, the transaction had an enterprise value of approximately $423.6 million.

TCS is a leading provider of advanced communication solutions, including mission-critical command and control technologies, safety and security technologies and enterprise technologies. We believe that the acquisition of TCS provides us with a number of key strategic and financial benefits, including:

•	The creation of scale and more diversified earnings streams, reducing volatility associated with challenging international (including emerging markets) business conditions;

•
Entry into commercial markets at growth inflection points, including the public safety market which has a growing need for next generation emergency 911 systems that utilize messaging and trusted location technologies;

•
An enhanced position with existing customers, including the U.S. government, for which Comtech is now a prime contractor, including for sales of our over-the-horizon microwave systems (troposcatter) products; and

•	The ability to obtain meaningful cost synergies and additional growth prospects.

The TCS acquisition was a significant step in our strategy of entering complementary markets and expanding our domestic and international commercial offerings. In connection with the TCS acquisition, we announced a new organizational structure by which we began managing our combined businesses through two reportable operating segments that we refer to as Commercial Solutions and Government Solutions.

Our fiscal year ended July 31, 2016, which includes approximately five months of TCS’s operations, generated revenues of $411.0 million, an operating loss of $0.6 million (inclusive of $21.3 million of expenses primarily related to the TCS acquisition) and Adjusted EBITDA (a Non-GAAP financial measure) of $48.1 million. For a definition and explanation of Adjusted EBITDA, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal 2016 and 2015 - Adjusted EBITDA.”

As we enter fiscal 2017, we have a backlog of $484.0 million and we are expecting significant year-over-year increases in net sales, operating income and Adjusted EBITDA. During the first quarter of fiscal 2017, we announced that our Chairman of the Board resumed his role as Chief Executive Officer and President. Additionally, we created a new role of Chief Operating Officer, and we filled this position on September 26, 2016. In view of our transformative acquisition of TCS and the broad opportunities for future growth across all of our businesses, we believe these leadership changes will enhance our ability to manage expected growth, and reinforce company-wide execution and operational discipline, with a view to building long-term value for our shareholders. Our Business Outlook for fiscal 2017 is discussed further in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Outlook for Fiscal 2017."

Our Internet website is www.comtechtel.com and we make available on our website: our filings with the Securities and Exchange Commission ("SEC"), including annual reports, quarterly reports, current reports and any amendments to those filings. The reference to our website address does not constitute incorporation by reference of the information contained therein into this Form 10-K. We also use our website to disseminate other material information to our investors (on the Home Page and in the "Investor Relations" section). Among other things, we post on our website our press releases and information about our public conference calls (including the scheduled dates, times and the methods by which investors and others can listen to those calls), and we make available for replay webcasts of those calls and other presentations.

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

We are incorporated in the state of Delaware and were founded in 1967.

Corporate Strategies

Over the long term, we intend to manage our business with the following principal corporate strategies:

•	Seek leadership positions in markets where we can provide differentiated products and technology solutions;

•	Identify and participate in emerging technologies that enhance or expand our product portfolio;

•	Maximize responsiveness to our customers, including offering more integrated systems and solutions;

•	Expand and further penetrate our diversified and balanced customer base; and

•	Pursue acquisitions of complementary businesses and technologies.

Competitive Strengths

The successful execution of our principal corporate strategies is based on our competitive strengths, including the following:

(1)	We Have Significant Exposure to Large, Growing End Markets

We believe Comtech is well positioned to capitalize on some of the most significant emerging technology trends occurring worldwide and that customers around the world will increasingly turn to us to fulfill their needs for secure wireless communications in some of the most demanding environments, including those where traditional communications are unavailable or cost-prohibitive, and in mission-critical scenarios where performance is crucial. These important emerging technology trends include growth in global wireless penetration and mobile data consumption, proliferation of mobile applications requiring trusted location data, widespread deployment of in-flight connectivity solutions by airlines worldwide, and the rapidly expanding breadth of High Definition ("HD") and 4K broadcasting content.

(2)	We Believe We Are a Market Leader in the End-Markets That We Serve

Commercial Solutions Segment
Communication Technologies - We believe we are the leading provider of Single Carrier per Channel ("SCPC") satellite earth station modems. Many of our key satellite earth station products incorporate Turbo Product Code ("TPC") forward error correction technology and our licensed DoubleTalk® Carrier-in-Carrier® bandwidth compression technology which enables our customers to optimize their satellite networks by either reducing their satellite transponder lease costs or increasing data throughput. We believe we are a leader in the traveling wave tube amplifiers ("TWTA") market and we differentiate our product offerings by our ability to develop the most efficient size, weight and power profile. Our TWTA products are vital to satellite communication applications such as traditional broadcast, direct-to-home ("DTH") broadcast and satellite newsgathering. We provide solid-state amplifiers that are also used to amplify signals carrying voice, video or data for air-to-satellite-to-ground communications. For example, our amplifiers, when incorporated into an aircraft satellite communication system, can provide passengers with email, Internet access and video conferencing. Certain of our high-powered amplifiers are AS-900 (an airborne quality standard ) certified. We believe we are a leader in providing amplifiers for the growing in-flight connectivity market.

Safety and Security Technologies - We believe that we are a leader in public safety communication technologies used for delivery of 911 calls. We believe we have significant market share in the routing of U.S. wireless 911 calls, Voice over Internet Protocol ("VoIP") 911 calls and Text to 911 deployments. We believe we are one of two companies fulfilling the Federal Communications Commission ("FCC") requirements for Enhanced 911 ("E911") call-routing to public safety answering points ("PSAPs") for wireless and VoIP network operators. E911 refers to 911 calls for both wireline and wireless telephones that are enhanced to provide location information of the caller. We are focusing our marketing and research and development efforts to meet system standards for next generation 911 ("NG911"), which refers to an Internet Protocol ("IP") based system that allows digital information (e.g., voice, photos, videos, text messages) to flow seamlessly from the public, through the 911 network, and on to emergency responders.

Enterprise Technologies - Our Short-Messaging Service ("SMS") Center software has been used by wireless carrier subscribers to send and receive text or data messages to and from wireless devices for almost two decades. We provide ongoing operational support for our installed base of systems, including administration of system components, system optimization and configuration management. In April 2016, we were issued a U.S. patent for our Location Trust Score technology, a unique process we developed to reliably identify a mobile location by generating a "Location Trust Score." Additionally, we have developed a location-based services platform that we refer to as Location StudioTM. This platform includes Look4TM geo-services which enable customers to build their own applications powered by our location-based technology and a cloud-based positioning engine. We believe the positioning of Location StudioTM is unique in the industry and is an appealing alternative to free consumer-based mapping services which are subject to change by the supplier and which may not meet an enterprise’s privacy and security requirements.

Government Solutions Segment
Command and Control Technologies - We are a key supplier to the U.S. Army for mission critical command and control technology solutions such as our Secret Internet Protocol Router and Non-secure Internet Protocol Router Access Point ("SNAP") products. We are also a prime contractor under two 5-year indefinite delivery, indefinite quantity defense contract vehicles: the Army’s Global Tactical Advanced Communications Systems ("GTACS") contract and the Defense Information Systems Agency’s Custom SATCOM Solutions ("CS2") contract. In September 2015, we were named the awardee of a competitive five-year contract extension (a base plus five option periods) to provide the U.S. Department of Defense ("DoD") personnel with curriculum development and training services to support cybersecurity workforce development. Additionally, we have and expect to continue to provide sustainment services to the U.S. Army for our Blue Force Tracking-1 system.

Troposcatter Technologies - We have designed, manufactured and sold over-the-horizon microwave products and systems for approximately forty years and believe we are the leading supplier in this specialized product market. We believe we offer the only available adaptive troposcatter modem operating at 50 Mbps. Our Modular Tactical Transmission System ("MTTS") systems provide a high capacity, beyond-line-of-sight modular communications system designed for easy and rapid deployment. Our MTTS systems also offer seamless compatibility and interoperability with legacy-fielded troposcatter systems currently used by the U.S. military, including all versions of the AN/TRC-170.

RF Power & Switching Technologies - We are one of the largest independent suppliers of broadband, high-power, high-performance RF microwave amplifiers, which reproduce signals with high power and are extremely complex and critical to the performance of the systems into which they are incorporated. Many of these amplifiers are produced in-house by large companies; however, our expertise has created a cost-effective and technologically superior alternative to in-house sourcing. Some of the companies who have outsourced amplifier production to us include Rockwell Collins, Inc., Thales Group, European Aeronautic Defense and Space Company ("EADS"), Telephonics Corporation, Northrop Grumman Corporation, BAE Systems PLC and Raytheon Company. Our amplifiers are also used in oncology treatment systems that allow physicians to give cancer patients higher doses of radiation that are more closely focused on cancerous tissue, thereby minimizing damage to healthy tissue.

(3)	We Believe We Provide Industry Leading Innovation, Capabilities and Solutions

We have established a leading position of technology innovation in our fields through internal and customer-funded research and development activities, which have yielded significant advances. Examples of our industry-leading innovation include:

Our HeightsTM Networking Platform - An advanced networking platform that combines our most efficient waveforms, compression engines and the ability to provide dynamic bandwidth and power management to meet the demands of customers operating on traditional fixed satellite service systems ("FSS") while providing advantages for customers who plan to transition to high throughput satellite ("HTS") systems in the future. Our HeightsTM platform, a successor to our advanced Very Small Aperture Terminal ("VSAT") series of products, is ideally suited for cellular backhaul, universal service obligation networks and other applications that require high performance in a hub-spoke environment.

Our New Line of SuperPowerTM TWTAs - In March 2015 we introduced new breakthrough Ku-band and DBS-band SuperPowerTM TWTAs that can double TWTA output power and provide direct replacement for klystron power amplifiers ("KPAs") in satellite communications uplink applications. Based on positive customer reaction to this new product, we believe this innovation will drive market growth.

Our Gallium Nitride Based Amplifiers - These amplifiers, which incorporate Gallium Nitride ("GaN") technololgy, offer an efficient size, weight and power profile affording customers more power with higher efficiency. With continued technology evolution in the GaN semiconductor marketplace, we have successfully developed solid-state products with our GaN semiconductor partners that are achieving power levels of traditional tube amplifier products. We believe this will create opportunities to replace difficult to utilize amplifiers that use antiquated technology and are more expensive to operate.

Our New Trusted Technology Location Solutions - In order to determine a cellular phone user’s location, many companies utilize technology that combines wireless network-derived location data with data from the phone’s on-board global positioning system receiver. In April 2016, we were issued a U.S. patent for our Location Trust Score technology. This patent grants us important intellectual property protection and licensing opportunities for a unique process that identifies the reliability of a stated mobile location by generating a "Location Trust Score." We believe this technology is a major breakthrough in providing secure, accurate and reliable information and a powerful tool for identifying fraud, preventing "false positive" denials of service, and confirming location compliance for regulated industries.

(4)	We Have a Diverse Global Customer Base

We have established longstanding relationships with hundreds of customers worldwide. Our customers include leading system and network suppliers in the global satellite, defense, broadcast and aerospace industries, as well as the U.S. federal government, U.S. state and local governments, and foreign governments.

Our satellite earth station products and our high-power amplifiers are used by hundreds of international customers including mobile cellular network providers and governments around the world. We also have ongoing relationships with the U.S. Air Force, U.S. Navy, U.S. Army and other government agencies. Our global commercial and government customers are increasingly seeking integrated solutions to meet their operational needs. We believe that our customers recognize our ability to develop improved technologies and to meet stringent program requirements.

We intend to leverage relationships with our customers to introduce them to the expanded portfolio of technology solutions that resulted from the TCS acquisition. Additionally, we hope to expand relationships with U.S.-based telecommunications companies, including Verizon Wireless and AT&T, (through various divisions, directly and through channels).

We also expect the TCS acquisition will further strengthen our relationship with the U.S. government, given TCS's prime position on key contracts. Prior to the acquisition, Comtech and TCS had worked together for a number of years to offer the U.S. military a troposcatter system in a transportable flyaway configuration (known as the AN/TCS-198(V3) or SNAP-3T) which is capable of providing seamless compatibility and interoperability with legacy-fielded over-the-horizon microwave systems. Over time, we hope to utilize these prime contracts to facilitate procurement by the U.S. government for our satellite earth station and over-the-horizon microwave equipment and systems, given the ever increasing amount of Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (also known as "C4ISR") information that is being generated.

Our Two Business Segments

Beginning with our third quarter of fiscal 2016, we began managing our business through two reportable operating segments: Commercial Solutions and Government Solutions. Our corporate senior management team supports the business segments by, among other things, actively seeking to exploit potential synergies that exist between the segments, including in areas such as manufacturing, technology, sales, marketing and customer support.

In fiscal 2016, our Commercial Solutions segment contributed approximately 60.6% of our net sales and our Government Solutions segment contributed approximately 39.4% of our net sales. Additional financial information about our business segments, including net sales, operating income, Adjusted EBITDA (a Non-GAAP financial measure), total assets, and our operations outside the United States, is provided in "Notes to Consolidated Financial Statements - Note (13) Segment Information" included in "Part II - Item 8. - Financial Statements and Supplementary Data."

Commercial Solutions Segment

Overview

Our Commercial Solutions segment serves commercial customers and smaller government customers, such as state and local governments, that require advanced communication technologies to meet their needs. This segment also serves certain large government customers (including the U.S. government) that have requirements for off-the-shelf commercial equipment. We believe this segment is a leading provider of satellite communications (such as satellite earth station modems and TWTAs), public safety systems (such as NG911 technologies) and enterprise application technologies (such as messaging and trusted location-based technologies).

Key Markets and Technology Solutions
Communication Technologies - We offer communication technologies with particular expertise in the satellite communications industry, which is undergoing a period of significant growth and rapid technological change. Our Commercial Solutions segment manufactures most of the satellite-based communication equipment we sell to our customers.

We believe that the overall satellite ground station equipment industry will grow over the next few years. This growth is expected to occur as a result of wide-sweeping deployment and upgrades of ground-based systems, including satellite earth stations, as well as integration of high-performance amplifiers used for high-performance systems and applications necessary to meet emerging demand for high-performance applications of satellite communications technologies, such as satellite-based wireless backhaul, direct to home ("DTH"), high definition ("HD") and 4K broadcasting, and in-flight connectivity.

We believe that Comtech is well positioned to capitalize on this industry growth and change through sales of our market leading, high performance communication technologies and products, including our SCPC satellite modems, solid-state amplifiers, HeightsTM Networking Platform and advanced VSAT products. Examples of end-market applications that are driving demand for our satellite-based communication technologies include:

•
Satellite-Based Cellular Backhaul. Demand for satellite-based cellular backhaul services is anticipated to grow rapidly as a result of the increased penetration of smart cellular phones and network upgrades to 3G and 4G in developing regions of the world. As mobile data penetration expands and mobile data consumption increases, wireless carriers must invest in their mobile network infrastructure. In developing regions of the world and in remote areas where terrestrial network infrastructure is lacking, wireless network operators often backhaul, or transport, their wireless data traffic using satellite-based networking technologies. Comtech is well positioned to serve the high-performance, high availability needs of satellite-based cellular backhaul through sales of our leading SCPC modems and solid-state amplifiers.

•
New High Throughput Satellites. There are literally more than 100 new High Throughput Satellites ("HTS") payloads and satellites expected to launch over the next decade which we believe is expected to lead to increasingly complex satellite networks. As service providers work to offer connectivity to these high-speed, high-bandwidth satellites and expand their networks to handle the demand for new HTS applications, we believe they will require new installations and upgrades of equipment.

•
High Definition and Ultra-High Definition Broadcasting. In recent years, consumers have purchased millions of High Definition televisions and Ultra-High Definition or "4K" televisions. We believe this will require a significant amount of satellite bandwidth, which is expected to require satellite service providers to upgrade equipment and find new ways to manage the cost and transmission efficiency of their networks. We believe that these requirements will drive increased demand for new SCPC-based modems, our Ka-frequency based 500 Watt TWTA, our Heights™ products and our new SuperPowerTM TWTAs, which can double TWTA output power and provide direct replacement for bandwidth deficient KPAs.

•
In-Flight Connectivity. Consumer demand for anytime, anywhere connectivity is rapidly rising. As a result, airlines worldwide are deploying in-flight connectivity and entertainment systems. The deployment of in-flight connectivity and entertainment systems by airlines around the world is creating opportunities for us to serve as a key supplier of amplifier components used for in-flight Ku-band connectivity systems.

Safety and Security Technologies - We offer safety and security technology solutions that enable 911 call routing via cellular, over the Internet using VoIP, and across next generation technology. When someone places an emergency call using one of these technologies, our software, which is utilized by certain telecommunication carriers, can identify the call as an emergency call, accesses the user’s location information from the wireless network and route the call to the assigned public safety jurisdiction.

We intend to continue to invest in and upgrade our 911 capabilities as we believe this market will grow from current levels. We believe our existing customer base has a need for NG911 systems, including 911 text messaging services, advanced data, real-time photos, and other types of information sharing over IP networks. In February 2015, the FCC enabled $7 billion of funding for the Commerce Department’s FirstNet, a nationwide LTE broadband network for over five million first responders, which encompasses police departments, fire departments, the National Guard, and other emergency service providers using the 700MHz spectrum. Our FirstNet opportunities include systems integration, satellite and location infrastructure terminals, and linkage to NG911 Emergency Services IP Networks ("ESInet").

We believe the market for NG911 will grow from current levels. As a result, we have implemented and will continue to implement pilot programs of our market leading U.S. solutions in foreign countries. Our NG911 solutions have been deployed since 2006 and are utilized by literally millions of people in more than 30 states. Key E911 capability upgrades include: Text-to-911, indoor location accuracy and multimedia messaging.

Enterprise & Trusted LocationTM Technologies - We offer enterprise application technologies including location-based technology such as Trusted LocationTM, Look4TM, Indoor Location, text messaging platforms, and VirtuMedix®.

Leveraging our leading location-based technology expertise, we have developed a wide range of commercial solutions to help address mapping, routing, and geolocation to help reduce cybercrime and fraud, as well as enhance public safety. Our Trusted LocationTM product is a software-based scoring system that allows providers to accurately determine mobile location and identify fraudulent behavior (e.g., location spoofing) and other security risks, including risks arising from mobile-based financial transactions. Our Look4TM application allows customers to build their own applications that include our location-based technology. Look4TM allows enterprise customers to offer their end-customers functionality such as maps, search, geocoding, routing and navigation using their brand. We believe that enterprise customers are increasingly looking for an alternative to free mapping services that are subject to change by the provider and may not meet the enterprise’s privacy and security requirements.

Our Indoor Location solution enables the determination of a cell phone user’s geospatial position in environments where traditional Global Positioning System (“GPS”), global navigation satellite systems and cellular technologies do not work well (such as office buildings). The FCC has mandated that emergency services must incorporate this technology (and we believe other markets will follow) which utilizes more precise location information in mobile applications as well as in driverless cars and C4ISR systems. We provide services to support these applications, and our platform is used to provide "Connected Car" connectivity.

Our text messaging platforms are used by wireless carriers to provide SMS to their end-customers and are also used to communicate with 911 PSAPs through major network operators. For our installed base of systems, we provide ongoing operational support, including administration of system components, system optimization, and configuration management. Maintenance services include tracking customer support issues, trouble shooting, and developing and installing maintenance releases.

The VirtuMedix® product is a new secure digital health platform that we have developed and is accessible from any device, connecting patients and providers to enable virtual healthcare. Changes in health regulations and reimbursement models have created a new market opportunity. To date, sales of this product have been nominal.

We have begun to focus efforts to cross-sell existing Comtech international carrier customers with our new location-based services such as safety and security technologies and navigation and texting solutions. Our Trusted LocationTM software, which is currently being used by commercial customers to validate a user’s precise location for purposes such as fraud prevention, also has utility in law enforcement and intelligence, including the tracking of targets and soldiers on the battlefield. Similarly, we are using the intellectual property originally developed to support the 911 call routing business to offer solutions to telehealth and telematics customers. We are focused on identifying similar opportunities across our product lines, identifying existing capabilities that can be deployed in new markets and for developing a go-to-market strategy.

Government Solutions Segment

Overview

Our Government Solutions segment serves large government end-users (including those of foreign countries) that require mission-critical technologies and systems. We believe this segment is a leading provider of command and control applications (such as the design, installation and operation of data networks that integrate computing and communications, including both satellite and terrestrial links), ongoing network operation and management support services (including telecom expense management, project management and fielding and maintenance solutions related to satellite ground terminals), troposcatter communications (such as digital troposcatter multiplexers, digital over-the-horizon modems, troposcatter systems, and frequency converter systems) and RF power and switching technologies (such as solid-state high-power broadband amplifiers, enhanced position location reporting system (commonly known as "EPLRS") amplifier assemblies, identification friend or foe ("IFF") amplifiers, and amplifiers used in the counteraction of improvised explosive devices).

Key Markets and Technology Solutions
Our Government Solutions segment offers integrated satellite equipment and designs, installs and operates data networks that integrate computing and communications (including both satellite and terrestrial links). In addition, our Government Solutions segment provides ongoing network operation and management support services including telecom expense management and project management and fielding and maintenance solutions related to satellite ground terminals and related systems.
Command & Control (C4ISR) Technologies
With persistent threats from state and non-state actors, governments seek to mitigate these threats using information to increase decision-makers’ situational awareness. This information is collected through various surveillance platforms, such as radars and unmanned aerial vehicles ("UAVs"), and transferred and processed through secure communications networks.
Comtech offers solutions to help close the security gap in an era of information-based, network-centric warfare. U.S. and foreign governments use our over-the-horizon microwave systems to, among other things, transmit radar tracking and air defense information and to connect remote border locations. We also offer satellite transceivers used by militaries to track and communicate with friendly forces, and we offer cyber security and training. Our amplifiers support high capacity U.S. military satellite systems and our narrow-band solid state amplifier products are a key component in communications systems used to support U.S. special operations forces. In addition, advanced UAVs use our integrated solid state products as part of their data link systems. U.S. and foreign military customers use our solid state amplifiers in a variety of electronic warfare systems such as jamming, broadcasting and deception in addition to simulation, communication, radar, counter measure and IFF systems.
Moreover, governments around the world have historically allocated large portions of their defense budgets to platform-based programs - for example, the development, acquisition, operation and maintenance of aircrafts and ships. However, with increasing security threats and increasingly constrained budgets, the new capital allocation mentality in the defense industry is that incremental investment in old platform programs is seen as starving funding from data-centric investments which do more to close the security gap. Increasing focus by government agencies on the protection of their online assets has brought the importance of cybersecurity and associated solutions to the forefront. As such, we have developed a number of cybersecurity training solutions to meet the U.S. government’s surging demand for qualified personnel. We are proficient in the recruitment and development of cyber professionals and offer our Art of Exploitation training program. This training program covers a clear set of leading methodologies to produce a certified cyber professional.
Troposcatter Technologies
Over-the-horizon microwave systems, sometimes referred to as troposcatter systems, are extremely reliable and secure. Over-the-horizon microwave communication is a cost-effective, secure alternative to satellite communication as it does not require the leasing of expensive satellite transponder space with its attendant recurring costs. Traditional end-users of our troposcatter equipment have included the U.S. government and foreign governments that utilize our systems to, among other things, transmit radar tracking, run C4ISR applications, and connect remote border locations. Additionally, energy companies use our systems to enable communication links for offshore oil rigs and other remote locations, as well as for exploration activities. Our over-the-horizon microwave systems, which include our patented forward error correction technology, are able to transmit video and other broadband applications at throughputs of up to 50 megabits per second ("Mbps").
We believe the market for troposcatter technologies is poised for growth. We believe many emerging and developing countries will be required to further develop and upgrade their commercial and defense communications systems, and many of these countries lack the financial resources to install extensive land-based networks, particularly where they have large geographic areas or unfriendly terrain that make the installation of land-based networks more costly. We believe our over-the-horizon microwave technologies often provide affordable and effective solutions to meet the requirements for communications services in these countries and that long-term demand will increase.
Our MTTS, the first truly modular, rapidly deployable transit case-based troposcatter system, which has recently been purchased by the U.S. Army, has been incorporated into the SNAP family of products used by the U.S. military and called the Tactical Transportable TROPO ("SNAP 3T") or AN/TRC 198(V3). Numerous SNAP 3T terminals have been deployed by the U.S. Army in recent years and we believe that the U.S. Army intends to deploy a significant number of units in the future. We are currently developing next generation troposcatter modems that will provide significant reductions in size, power and weight as compared to currently available models. We believe these next generation modems will facilitate further market expansion over the next several years.

RF Power and Switching Technologies
Our high-power solid-state amplifiers and related technologies are utilized in several critical applications including: electronic warfare, communications, radar, IFF and medical applications. We believe the demand for our RF power and switching technologies is growing.
In the electronic warfare marketplace, we support legacy systems and are participating in the ongoing migration to platforms that require smaller and lighter amplifiers. We expect the U.S. DoD to fund initial proof of concept systems and fund production of small airborne platforms to meet the need for improved data link systems with manned and unmanned platforms. Our solutions increase the flexibility of systems by providing wider bandwidth capabilities to address communication needs.
We also believe that the desire for increased situational awareness of the airspace may create opportunities for our radar and IFF products, which are used by government customers around the world. Our high power and highly reliable GaN amplifier technology is increasingly being used both to update existing radar systems for improved sensitivity and range as well as for new radar installations. In addition to technologies that enhance performance of primary radars, we also supply solutions for IFF systems that provide positive identification of radar targets. Governing bodies are requiring the implementation of spectrum friendly systems which, in turn, is driving market need for new hardware for our advanced performance systems.
The medical industry is also making use of our technologies for use in oncology and hypothermic cancer treatment systems. These systems improve treatment precision, reduce marginal costs and allow for higher insurance reimbursement rates. These increased reimbursement levels are strong incentives to upgrade facilities with the latest available technologies.
As a result of the TCS acquisition, we are able to compete for a larger number of government contracts due to our increased scale, prime contracting experience, key past performance qualifications and broader technology resources. Furthermore, TCS has historically procured modems and amplifiers used in its equipment, such as our SNAP terminals, from third parties. We are currently in the process of having our equipment certified for inclusion on these programs, which will allow us to displace existing third party providers and control and enhance overall system performance.

Summary of Key Products, Systems and Services by Business Segment

The diagram below illustrates how our advanced technology solutions are organized by our two reportable operating segments:

Commercial Solutions Segment Technologies			Government Solutions Segment Technologies

Communication Technologies	Safety and Security Technologies	Enterprise Technologies	Command and Control Technologies	Troposcatter Technologies	RF Power and Switching Technologies
Satellite Earth Station Products
•
Ground-based equipment such as single channel per carrier modems and solid-state amplifiers that facilitate the transmission of voice, video and data over satellite links
Traveling Wave Tube Amplifiers
•
High power narrow-band amplifiers used to amplify signals from satellite earth stations

	Safety and Security • Wireless/ VoIP 911 service for network operators • NextGen 911 • ESInet (Emergency Services IP Network)	Application Solutions • Software and equipment for Iocation-based and messaging infrastructure • Managed “cIoud-services” • Trusted LocationTM • Indoor Location
C4ISR
•
Tactical communications, managed networks, logistics, end-to-end integration

Cyber Intelligence Solutions
•
Cyber security training

•
Computer network operations

Mobile Data Communications
•
Secure, satellite-based mobile communications and tracking systems

Over-the-Horizon Microwave Systems
•
Equipment and systems that can transmit digitized voice, video and data over unfriendly or inaccessible terrain over distances from 20 to 200 miles using the troposphere

Solid State Power Amplifiers • Solid state high power broadband amplifiers designed for radar, electronic warfare, jamming, medical and aviation applications

Commercial Solutions Segment Representative Customers			Government Solutions Segment Representative Customers
Satellite systems integrators, wireless and other communication service providers, broadcasters.

Domestic and international defense customers, as well as U.S. and foreign governments, prime contractors and system suppliers such as L-3 Communications, Harris Corporation, General Dynamics Corporation, Raytheon Company and ViaSat Inc.

Satellite broadcasters, such as The DIRECTV Group and EchoStar Corporation.

End-customers also include AT&T Inc., BT Group plc., China Mobile Limited, Embratel Participações S.A., Intelsat, Ltd., Globecomm Systems, Inc., O3b Networks and Rockwell Collins, Inc.

U.S. Army logistics community, the U.S. Army war-fighter community, foreign governments, prime contractors to the U.S. Armed Forces and NATO.

Domestic and international defense customers, prime contractors and system suppliers such as Raytheon Company, Exelis Inc., EADS and Thales Group.

Medical equipment companies, such as Varian Medical Systems, Inc., and aviation industry system integrators such as Rockwell Collins, Inc.

U.S. government customers in the Middle East, Europe, North Africa and Latin America and related prime contractors and systems integrators.

Oil companies such as Shell Oil Company and Petronas.

Acquisitions

In the past, we have acquired businesses and enabling technologies. We have followed a disciplined approach in identifying, executing and capitalizing on these acquisitions.

On February 23, 2016, we acquired TCS, a leading provider of commercial solutions (such as public safety systems and enterprise application technologies), and government solutions (such as command and control (C4ISR) applications.) The TCS acquisition resulted in Comtech entering complementary markets and expanding our domestic and international commercial offerings. TCS is a wholly-owned subsidiary of Comtech. During the twelve months ended December 31, 2015, based on audited financial results, TCS generated net sales of approximately $364.4 million. Our financial results for fiscal 2016 include approximately five months of TCS's operations and are discussed further in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal 2016 and 2015."

Sales, Marketing and Customer Support

Sales and marketing strategies vary with particular markets served and include direct sales through sales, marketing and engineering personnel, indirect sales through independent representatives, value-added resellers, and sales through a combination of the foregoing. We devote resources to evaluating and responding to requests for proposals by governmental agencies around the world and, as needed, we employ the use of specialized consultants to develop our proposals and bids.

We intend to continue to expand international marketing efforts by engaging additional independent sales representatives, distributors and value-added resellers and by establishing additional foreign sales offices.

In addition, we also leverage our relationships with larger companies to market our commercial systems. These indirect sales relationships include AT&T, CenturyLink, and Alcatel-Lucent. We have Cisco certifications which enhance our ability to co-sell with Cisco’s sales force.

We are pre-qualified as an approved vendor for certain government contracts, and some of our products and services are available to government customers via the General Services Administration’s Information Technology Schedule 70, GTACS, CS2, and the Space and Naval Warfare Foreign Military Sales contract vehicles. We collaborate in sales efforts under various arrangements with integrators. Our marketing efforts also include advertising, public relations, speaking engagements and attending and sponsoring industry conferences.

Our management, technical and marketing personnel establish and maintain relationships with customers. Our sales strategies include a commitment to providing ongoing customer support for our systems and equipment. This support involves providing direct access to engineering staff or trained technical representatives to resolve technical or operational issues.

Our products and services in many of our product lines have long sales cycles. Once a product is designed into a system, customers may be reluctant to change the incumbent supplier due to the extensive qualification process and potential redesign required in using alternative sources. In addition, in recent years, we have found that overall sales cycles for each of our product lines have significantly increased.

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Fiscal Years Ended July 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	Commercial Solutions			Government Solutions			Consolidated
U.S. government	25.0%	29.3%	26.0%	65.0%	33.2%	31.9%	40.8%	30.6%	28.0%
Domestic	40.6%	15.9%	13.9%	11.6%	7.9%	10.1%	29.2%	13.2%	12.6%
Total U.S.	65.6%	45.2%	39.9%	76.6%	41.1%	42.0%	70.0%	43.8%	40.6%

International	34.4%	54.8%	60.1%	23.4%	58.9%	58.0%	30.0%	56.2%	59.4%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the DoD, intelligence and civilian agencies such as Homeland Security and the General Services Administration, as well as sales directly to or through prime contractors.

Domestic sales include sales to U.S state and local governments.

International sales include sales to U.S. companies for inclusion in products that are sold to international customers. International sales for fiscal 2016, 2015 and 2014 (which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers) were $123.5 million, $172.7 million and $206.0 million, respectively. When we sell internationally, we denominate virtually all of our contracts in U.S. dollars. Some of our sales to international customers are paid for by letters of credit or on an open account. From time to time, some of our international customers may require us to provide performance guarantees.

For fiscal 2016, except for the U.S. government, no customer or individual country (including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country) represented more than 10% of consolidated net sales. For fiscal 2016, 2015 and 2014, sales to a U.S. prime contractor customer represented approximately 1.8%, 13.5% and 15.4%, respectively, of consolidated net sales. Almost all of those sales relate to our North African country end-customer.

As a result of the TCS acquisition, we believe that international sales as a percentage of our consolidated revenue in future periods will be significantly lower than our historical results, and U.S. domestic sales as a percentage of our consolidated revenues in future periods will increase as compared to historical results. This expected change is driven by the inclusion in consolidated net sales of safety and security technology solutions (such as 911 call routing) which are primarily sold to U.S. domestic customers.

Backlog

Our backlog as of July 31, 2016 and 2015 was $484.0 million and $117.7 million, respectively. We expect that a significant portion of the backlog as of July 31, 2016 will be recognized as sales during fiscal 2017.

At July 31, 2016, 23.4% of our backlog consisted of U.S. government contracts, subcontracts and government funded programs, 15.8% consisted of orders for use by international customers (including sales to U.S. companies for inclusion in products that will be sold to international customers) and 60.8% consisted of orders for use by U.S. commercial customers.

Our backlog consists of orders that we believe to be firm; however, almost all of the contracts in our backlog (including firm orders previously received from the U.S. government) are subject to modification, cancellation at the convenience of the customer or for default in the event that we are unable to perform under the contract. Backlog that is derived from U.S. government orders relates to U.S. government contracts that have been awarded, signed and funded. Backlog for our U.S. government customers also includes amounts appropriated by Congress and allotted to the contract by the procuring government agency. Our backlog does not include the value of options that may be exercised in the future on multi-year contracts, nor does it include the value of additional purchase orders that we may receive under indefinite delivery/indefinite quantity ("IDIQ") contracts or basic ordering agreements.

In some cases, such as contracts received from large U.S. based telecommunication companies, our backlog is computed by multiplying the most recent month’s contract or revenue by the months remaining under the existing long-term agreements, which we consider to be the best available information for anticipating revenue under those agreements.

There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual recognition of revenue on contracts included in backlog may never occur or may change because a program schedule could change, the program could be canceled, a contract could be reduced, modified or terminated early, or an option that we had assumed would be exercised is not exercised.

Variations in backlog from time to time are attributable, in part, to changes in sales mix, the timing of contract proposals, and the timing of contract awards and delivery schedules on specific contracts. A large majority of the solutions in our communication technologies product line operate under short lead times. Our Government Solutions segment backlog is highly influenced by the nature and timing of orders received from the U.S. government, which is subject to unpredictable funding, deployment and technology decisions. As a result, we believe our backlog at any point in time is not necessarily indicative of the total sales anticipated for any particular future period.

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

We operate a high-volume technology manufacturing center located in Tempe, Arizona. This manufacturing center is operated by our Commercial Solutions segment and can be utilized, in part, by our Government Solutions segment and by third-party commercial customers, including prime contractors to the U.S. government, who can outsource a portion of their product manufacturing to us. Increased usage of our high-volume technology manufacturing center allows us to secure volume discounts on key components, better control the quality of our manufacturing process and maximize the utilization of our manufacturing capacity.

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

Internal research and development expenses are reported as research and development expenses for financial reporting purposes and were $42.2 million, $35.9 million and $34.1 million in fiscal 2016, 2015 and 2014, respectively, representing 10.3%, 11.7% and 9.8% of total consolidated net sales, respectively, for these periods. Customer-funded research and development activities relate to the adaptation of our basic technology to specialized customer requirements which is recoverable under contracts and is reflected in net sales with the related costs included in cost of sales. Certain of our government customers contract with us from time to time to conduct research on telecommunications software, equipment and systems. During fiscal 2016, 2015 and 2014, we were reimbursed by customers for such activities in the amounts of $17.4 million, $9.2 million and $13.1 million (of which $7.3 million related to the Advanced Time Division Multiple Access ("TDMA") Interface Processor ("ATIP") development), respectively.

Intellectual Property

We rely upon trade secrets, technical know-how, continuing technological innovation and, with respect to certain technologies, patents to develop and maintain our competitive position. The products we sell require significant engineering design and manufacturing expertise. For these technological capabilities that are not protected by patents or licenses, we generally rely on the expertise of our employees and our learned experiences in both the design and manufacture of our products and the delivery of our services.

Some of our key Commercial Solutions segment technology is protected by patents that are significant to protecting our proprietary technology. We have been issued several U.S. patents relating to forward error correction technology that is utilized in our TPC-enabled satellite modems. Due to our market leadership position, we do not expect that upon expiration of these patents, our future results will be negatively impacted. Our DoubleTalk® Carrier-in-Carrier® bandwidth compression technology is licensed by us from a third party.

In connection with the TCS acquisition, we acquired a portfolio of several hundred patents worldwide relating to wireless location-based services, text messaging, GPS ephemeris data, emergency public safety data routing, electronic commerce, and other areas. Our patent portfolio allows us to build meaningful partnerships with other companies through direct licensing, cross licensing, and other forms of agreements. Our commitment to protecting our intellectual property ensures continued differentiation and freedom to operate in the industry. We do not believe that any single patent or group of patents, patent application or patent license agreement is material to the Company’s operations.

We have filed additional patent applications for certain apparatus and processes we believe we have invented covering key features of the location services, wireless text alerts, SMS Center, mobile-originated data and E911 network software. There is no assurance that our patent applications will result in a patent being issued by the U.S. Patent and Trademark Office or other patent offices, nor is there any guarantee that any issued patent will be valid and enforceable. Additionally, foreign patent rights may or may not be available or pursued in any technology area for which U.S. patent applications have been filed.

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

Listed below, in alphabetical order, are some of our competitors in each of our two business segments:

Commercial Solutions - Airbus DS Communications, Advantech Wireless Inc., CalAmp Corp., COM Dev International Ltd. (a subsidiary of Honeywell, Inc.), Comverse Technology Inc., CPI International, Inc., Datum Systems, Inc., 8x8 Inc., Emergency CallWorks, Ericsson LM Telephone Co., Gilat Satellite Networks Ltd., Gogo Inc., Google Inc., Harris Corporation, iDirect, Inc., Intermap Technologies Corp., Iridium Communications Inc., KVH Industries Inc., Newtec, Nokia Networks, NovelSat, Orbcomm, Inc., Paradise Datacom LLC (a subsidiary of Teledyne Corporation), Solacom Technologies Inc., Telenav, Inc., ViaSat, Inc., West Corporation and Xura, Inc.

Government Solutions - Aethercomm, Inc., CACI International Inc., CalAmp Corp., Computer Sciences Corporation, DB Control Corp. (a subsidiary of HEICO Corp.), E2V Technologies Ltd., Empower RF Systems, Inc., General Dynamics Corporation, Harris Corporation, L-3 Communications Holdings Inc., Mercury Systems, Inc., NeuStar, Inc., The KEYW Holding Corporation, Northrop Grumman Corporation, Orbital ATK, Inc., Teledyne Technologies, Ultra Electronics Herley Industries (a division of Ultra Electronics Holdings PLC) and ViaSat, Inc.

We believe that competition in all of our markets is based primarily on technology innovation, product performance, reputation, delivery times, customer support and price. Due to our proprietary know-how, we believe we have the ability to develop, produce and deliver products and services on a cost-effective basis faster than many of our competitors.

Employees

At July 31, 2016, we had 2,031 employees (including temporary employees and contractors), 1,259 of whom were engaged in production and production support, 425 in research and development and other engineering support, and 347 in marketing and administrative functions. None of our U.S. based employees are represented by a labor union. We believe that our employee relations are good.

U.S. Government Contracts and Security Clearances

The U.S. government operates on an October-to-September fiscal year. Generally, in February of each year, the President of the United States presents to the U.S. Congress ("Congress") the proposed budget for the upcoming fiscal year and from February through September of each year, the appropriations and authorization committees of Congress review the President’s budget proposals and establish the funding levels for the upcoming fiscal year. Once these levels are enacted into law, the Executive Office of the President administers the funds to the agencies. Thereafter, we can receive orders pursuant to sole-source or competitively awarded contracts, which we describe below.

The U.S. government may be unable to complete its budget process before the end of any given government fiscal year and when the fiscal budget is not approved in a timely manner, the U.S. government is required either to shut down or be funded pursuant to a so-called "continuing resolution" that authorizes agencies of the U.S. government to continue operations but does not authorize new spending initiatives, either of which could result in reduced or delayed orders or payments for products and services we provide.

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

As a U.S. government contractor and subcontractor, we are subject to a variety of rules and regulations, such as the Federal Acquisition Regulations ("FAR"). Individual agencies can also have acquisition regulations. For example, the Department of Defense implements the FAR through the Defense Federal Acquisition Regulation supplement (commonly known as "DFARs"). For all Federal government entities, the FAR regulates the phases of any product or service acquisition, including: acquisition planning, competition requirements, contractor qualifications, protection of source selection and vendor information, and acquisition procedures. In addition, the FAR addresses the allowability of supplier costs, while Cost Accounting Standards address how those costs can be allocated to contracts. The FAR also subjects suppliers to audits and other government reviews. These reviews cover issues such as cost, performance and accounting practices relating to our contracts. The government may challenge a supplier's costs and fees. Suppliers are also required to comply with the National Industrial Security Program Operating Manual which relates to requirements regarding classified materials and programs. Suppliers who do not comply with these various regulations may lose and/or become ineligible for facility security clearances and/or participation in classified programs.

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

In fiscal 2016, $167.5 million or 40.8% of our consolidated net sales were to the U.S. government (including sales to prime contractors to the U.S. government). Of this amount, firm fixed-price and cost-reimbursable type contracts (including both fixed-fee and incentive-fee type contracts) accounted for approximately $123.3 million and $44.2 million, respectively. Of the net sales in fiscal 2016 related to firm fixed-price and cost-reimbursable type contracts, $12.2 million and $13.1 million, respectively, related to our Government Solutions segment's BFT-1 sustainment contract. Since fiscal 2014, we have performed work on our ATIP contract for which we have received aggregate funded orders of $33.5 million to date, a majority of which are cost-plus-incentive-fee orders.

Regulatory Matters

In addition to the rules and regulations that pertain to us as a U.S. government contractor and subcontractor, we are also subject to a variety of local, state and federal governmental regulations.

Our products that are incorporated into wireless communications systems must comply with various government regulations, including those of the FCC. Our manufacturing facilities, which may store, handle, emit, generate and dispose of hazardous substances that are used in the manufacture of our products, are subject to a variety of local, state and federal regulations, including those issued by the Environmental Protection Agency. Our products are also subject to European Union directives related to the recycling of electrical and electronic equipment.

Our international sales are subject to U.S. and foreign regulations such as the Arms Export Control Act, the International Emergency Economic Powers Act ("IEEPA"), the International Traffic in Arms Regulations ("ITAR"), the Export Administration Regulations ("EAR") and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control ("OFAC"). If we are unable to receive appropriate export authorizations in the future, we may be prohibited from selling our products and services internationally, which may limit our sales and have a material adverse effect on our business, results of operations and financial condition. We must comply with all applicable export control laws and regulations of the U.S. and other countries. Certain of our products and systems may require licenses from U.S. government agencies for export from the U.S., and some of our products are not permitted to be exported. In addition, in certain cases, U.S. export controls also severely limit unlicensed technical discussions, such as discussions with any persons who are not U.S. citizens or permanent residents. As a result, in cases where we may need a license, our ability to compete against a non-U.S. domiciled foreign company that may not be subject to the same U.S. laws may be materially adversely affected. In addition, we are subject to the Foreign Corrupt Practices Act ("FCPA") and other local laws that generally bar bribes or unreasonable gifts to foreign governments or officials. Violations of these laws or regulations could result in significant sanctions, including disgorgement of profits, fines, and criminal sanctions against us, our officers, our directors, or our employees, more onerous compliance requirements, more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. A violation of any of the regulations enumerated above could materially adversely affect our business, financial condition and results of operations. Additionally, changes in regulatory requirements which could further restrict our ability to deliver services to our international customers, including the addition of a country to the list of sanctioned countries under the IEEPA or similar legislation could negatively impact our business.

In the past, we have self-reported violations of ITAR to the U.S. Department of State, Directorate of Defense Trade Controls ("DDTC") and had an ITAR compliance audit performed by an independent auditor at the request of the DDTC. Although the audit found no violations of ITAR, we committed to the DDTC that we would enhance and maintain certain policies and procedures and we have established a company-wide Office of Trade Compliance.

In October 2014, we self-disclosed to OFAC that we learned during a routine assessment of the adequacy of our export control compliance procedures that we had inadvertently neglected to obtain an OFAC license for a shipment of modems to a Canadian customer who, we learned after the transaction had begun, intended to incorporate our modems in a communication system the ultimate end user of which was the Sudan Civil Aviation Authority.  OFAC regulations prohibit U.S. persons from doing business directly or indirectly in Sudan and from facilitating transactions by non-U.S. persons which would be illegal if done by a U.S. person.  In late 2015, OFAC issued an administrative subpoena to us seeking further information about the previously voluntarily disclosed transaction and any other transactions involving Sudan. We have responded to the subpoena, including alerting OFAC to Comtech’s repair of three modems for a customer in Lebanon after which time the modems were rerouted to Sudan without Comtech’s knowledge. OFAC has not responded to our submission of further information and we cannot predict when the agency will complete its review and determine whether any violations occurred. See "Risk Factors - Risks Related to our Business-Our international sales and operations are subject to risks of conducting business in foreign countries, including applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations. We cannot be certain that we will be able to obtain necessary export licenses, and such failure would materially adversely affect our operations."

Our financial reporting, corporate governance, public disclosure and compliance practices are governed by laws such as the Sarbanes-Oxley Act of 2002, Dodd-Frank Act of 2010, and rules and regulations issued by the SEC. The SEC has adopted rules which require, among other things, public companies to conduct certain inquiries to determine whether or not Conflict Minerals (as that term is defined in the SEC rules) that are necessary to the functionality of their manufactured products or their product's production processes originated in a Covered Country (as that term is defined in the SEC rules) and ultimately file a report with the SEC. Conflict Minerals are widely used in many industries, including the telecommunications industry and almost all of our products include component parts purchased from third party suppliers and we must rely heavily on information received from suppliers to determine the origin of those materials. We have implemented a due diligence program consistent with the Organization for Economic Co-operation and Development guidelines to collect information concerning the country of origin of Conflict Minerals and in that regard, have adopted a policy that requires our suppliers (both public and private) to commit to a code of conduct relating to the responsible sourcing of minerals and to establish a policy to reasonably assure that the products they manufacture do not contain Conflict Minerals that originated in a Covered Country. Efforts to comply with this SEC rule have resulted in additional costs to us and, we believe, to our suppliers. As such, the availability of raw materials used in our operations could be negatively impacted and/or raw material prices could increase. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers, which could place us at a competitive disadvantage and could harm our reputation.

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

Risks Related to our Business

Our fiscal 2017 business outlook, which now includes our assumptions related to the TCS business, is difficult to forecast and operating results are subject to significant fluctuations and are likely to be volatile.

Our new orders, net sales and operating results may vary significantly from period to period due to a number of factors including: sales mix; fluctuating market demand; price competition; new product introductions by our competitors; fluctuations in foreign currency exchange rates; unexpected changes in the timing of delivery of components or subsystems; the financial performance of acquisitions; new accounting standards relating to acquisitions and revenue recognition; political instability; regulatory developments; changes in income tax rates or tax credits; the price and expected volatility of our stock (which will impact, among other items, the amount of stock-based compensation expense we may record); and general global economic conditions.

We have experienced, and will experience in the future, significant fluctuations in new orders, net sales and operating results from period to period. A large portion of our Commercial Solutions segment net sales are derived from products such as satellite earth station equipment and certain traveling wave tube amplifier products that generally have short lead times. As a result, bookings and backlog related to these products are extremely sensitive to short-term fluctuations in customer demand.

A large portion of our Government Solutions segment net sales are derived in part from large U.S. Government programs or large foreign government opportunities that are subject to lengthy sales cycles and are therefore difficult to predict.

On February 23, 2016, we completed the acquisition of TCS. Pursuant to accounting rules, the acquisition of TCS is expected to result in a material increase in annual amortization expense in fiscal 2017 as compared to fiscal 2016 related to intangibles and possible other fair value adjustments. We have completed a preliminary analysis of such amortization expense but have not yet finalized our analysis of these fair value adjustments. Additionally, our ability to accurately forecast future performance will be dependent upon our ability to fully familiarize ourselves with the variability of the business and environment in which TCS operates.

Our fiscal 2016 operating results were and our fiscal 2017 operating results, to a lesser extent, are expected to be impacted by approximately $48.0 million of expenditures relating to the acquisition of TCS. Additional unanticipated acquisition-related costs may be incurred.

The continued effects of the adverse global economic climate and volatile political conditions have had and could continue to have a material adverse impact on our business outlook and our business, operating results and financial condition.

For the past several years, many of the end-markets for our products and services have been significantly impacted by adverse global economic conditions. For example, many of our international end-customers are located in emerging and developing countries that are undergoing sweeping economic and political changes. Many governments around the world have also cut their spending budgets and are under pressure to further reduce them. In recent years global oil and natural gas prices plunged, significantly impairing the ability of our customers in the oil and gas producing regions of the world to invest in telecommunications products and infrastructure. Additionally, the U.S. dollar strengthened against many international currencies, resulting in lower purchasing power for many of our international end-customers because virtually all of our sales are denominated in U.S. dollars. We generate significant sales from Brazil, Russia, India and China as well as other emerging and developing countries. Political conditions around the world are unstable and current and potential future economic sanctions could be imposed on some of our end-customers which could adversely impact our sales. Global international monetary issues and concerns continue to be unsettled and it remains possible that another worldwide credit crisis or recession could occur.

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

On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s withdrawal from the European Union and the U.K.’s future relationships with European Union member states. Adverse consequences concerning Brexit or the European Union could include deterioration in global economic conditions, instability in global financial markets, political uncertainty, volatility in currency exchange rates, or adverse changes in the cross-border agreements currently in place, any of which could have an adverse impact on our financial results in the future.

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

•
Our customers may not be able to obtain financing - Although many of our products are relatively inexpensive when compared to the total systems or networks that they are incorporated into, our sales are affected by our customers' ability to obtain the financing they may require to build out their total systems or networks and fund ongoing operations. Many of our emerging market customers obtain financing for network build-outs from European commercial banks and/or governments. Our customers' inability to obtain sufficient financing would adversely affect our net sales. In addition, if the current economic environment and lack of financing results in insolvencies for our customers, it would adversely impact the recoverability of our accounts receivable which would, in turn, adversely impact our results of operations.

We may not realize the anticipated benefits from our acquisition of TCS and related merger and integration activity may divert our resources and management attention.

The acquisition of TCS has a number of unique risks, including:

•
We may not be able to manage organizational changes associated with the TCS acquisition - As of February 1, 2016, in connection with the acquisition of TCS, we reorganized our business into two reporting operating segments: Commercial Solutions and Government Solutions. We may further change our business and organizational structure and streamline and further consolidate certain business processes to achieve greater operating efficiencies. We will face operational and administrative challenges as we work to integrate TCS's operations into our business. In particular, the acquisition of TCS has significantly expanded the types of products and services that we sell, expanded the businesses in which we engage, and increased the number of facilities we operate, thereby presenting us with significant challenges in managing the substantial increase in scale of our business. These challenges include the integration of a large number of systems, both operational and administrative. We may not be able to successfully manage these organizational changes and the unanticipated disruption to our business that might result from these changes could have a material adverse effect on our business, results of operation and financial condition. In addition, the diversion of our management’s attention to these matters and away from other business concerns could have a material adverse effect on our business, results of operation and financial condition.

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

•
We may experience a loss or adverse effect on customer relationships - The acquisition of TCS may adversely affect the relationships that the combined company has with its customers, service providers and employees. As a result of the acquisition, we may experience a loss of, or changes to, TCS’s relationships with its customers or Comtech’s legacy customers, which could negatively impact our business outlook. Our future growth depends in part on expanding relationships with key distribution channels for TCS products such as Next Generation 911 solutions. If we are unable to capitalize on those relationships or if we lose existing relationships, it could have a material adverse effect on our business, results of operation and financial condition.

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

We have incurred substantial indebtedness under a Secured Credit Facility, and may not be able in the future to service that debt.

In connection with the acquisition of TCS, we entered into a Secured Credit Facility which provides for borrowing availability of up to $400.0 million. As of July 31, 2016, we had approximately $256.5 million of borrowings under the Secured Credit Facility of which $172.6 million is from a $250.0 million Term Loan A and $83.9 million of drawings under a revolving credit line. The Secured Credit Facility requires interim payments and payment in full by February 23, 2021. If we do not have sufficient funds to repay our debt when due, it may be necessary to refinance our debt through additional debt or equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on such refinancing, increases in interest expense could have a material adverse effect on our business, results of operation and financial condition. If we are unable to meet future debt service obligations or refinance our debt on acceptable terms, we may be forced to dispose of assets on disadvantageous terms, potentially resulting in losses, as we have pledged substantially all of our assets to the lenders as security for our payment obligations.

Our Secured Credit Facility contains various covenants that impose restrictions on us that may limit our ability to plan for or respond to changes in our business and, as a result, reduce our profitability.

Our Secured Credit Facility contains various affirmative and negative covenants that may restrict our ability to, among other things, permit liens on our property, change the nature of our business, transact business with affiliates and/or merge or consolidate with any other person or sell or convey certain of our assets to any one person. In addition, the agreement contains financial covenants that require us to maintain or meet certain financial ratios such as a maximum net leverage ratio of 2.75x Adjusted EBITDA (as defined in the Secured Credit Facility) by the end of our fiscal 2017. Even if we achieve expected financial results in fiscal 2017, it is possible that we may not be able to meet such covenants. Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations.

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

•
if we are not able to generate sufficient cash flows to meet our substantial debt service obligations or to fund our other liquidity needs, we may have to take actions such as selling assets or raising additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and joint ventures, or restructuring our debt;

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

Acquisitions and investments could also:

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

During our fiscal years ended July 31, 2016, 2015 and 2014, sales to the U.S. government (including sales to prime contractors to the U.S. government) were $167.5 million, $94.0 million and $97.3 million or 40.8%, 30.6% and 28.0% of our consolidated net sales, respectively. Following the TCS acquisition, we expect that our sales to the U.S. government will increase as a percentage of total sales. A large portion of our existing backlog consisted of orders related to U.S. government contracts and our business outlook for fiscal 2017 and beyond depends, in part, on new orders from the U.S. government, which is currently under extreme budgetary pressures.

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

All of our U.S. government contracts can be audited by the Defense Contract Audit Agency ("DCAA") and other U.S. government agencies and we can be subject to penalties arising from post-award contract audits (sometimes referred to as a Truth in Negotiations Act or "TINA" audit) or cost audits in which the value of our contracts may be reduced. If costs are found to be improperly allocated to a specific contract, those costs will not be reimbursed, and any such costs already reimbursed would be required to be refunded. Although we record contract revenues based upon costs we expect to realize upon final audit, we cannot predict the outcome of any such future audits and adjustments and we may be required to materially reduce our revenues or profits upon completion and final negotiation of audits. Negative audit findings could also result in termination of a contract, forfeiture of profits, suspension of payments, fines and suspension or debarment from U.S. government contracting or subcontracting for a period of time.

Our dependence on sales to international customers exposes us to risks.

Sales for use by international customers (including sales to U.S. companies for inclusion in products that will be sold to international customers) represented approximately 30.0%, 56.2% and 59.4% of our consolidated net sales for the fiscal years ended July 31, 2016, 2015 and 2014, respectively, and we expect that international sales will continue to be a substantial portion of our consolidated net sales for the foreseeable future. These sales expose us to certain risks, including barriers to trade, fluctuations in foreign currency exchange rates (which may make our products less price-competitive), political and economic instability, exposure to public health epidemics, availability of suitable export financing, tariff regulations, and other U.S. and foreign regulations that may apply to the export of our products. Although we take steps to mitigate our risk with respect to international sales, we may not be able to do so in every instance for any of the following reasons, among others:

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

•
We currently price virtually all of our products in U.S. dollars - Today, virtually all of our sales are denominated in U.S. dollars. Over the last few years, the U.S. dollar has strengthened significantly against many international currencies. As such, many of our international customers experienced a drop in their purchasing power as it relates to their ability to purchase our products. To date, we have not materially changed our selling prices and have experienced lower sales volumes. It is possible, that the strength in the U.S. dollar will continue or that it will further increase against many international currencies. If this occurs, our customers may reduce their spending or postpone purchases of our products and services to a greater extent than we currently anticipate which could have a material adverse effect on our business, results of operation and financial condition.

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

U.S. laws and regulations applicable to us include the Arms Export Control Act, the IEEPA, the ITAR, the EAR and the trade sanctions laws and regulations administered by the U.S. Treasury Department's Office of Foreign Asset Control ("OFAC"). In addition, we are subject to the FCPA and other foreign laws prohibiting corrupt payments to government officials, which generally bar bribes or unreasonable gifts to foreign governments or officials. Violations of these laws or regulations could result in significant sanctions, including disgorgement of profits, fines, criminal sanctions against us, our officers, our directors, or our employees, more onerous compliance requirements, more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. A violation of any of the regulations enumerated above could materially adversely affect our business, financial condition and results of operations. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, agents, or subsidiaries will not violate our policies. Additionally, changes in regulatory requirements which could restrict our ability to deliver services to our international customers, including the addition of a country to the list of sanctioned countries under the IEEPA or similar legislation could negatively impact our business. For the fiscal years ended July 31, 2016, 2015 and 2014, we have conducted virtually no business with states designated as sponsors of terrorism. In the past, we have self-reported violations of ITAR to the DDTC and had an ITAR compliance audit performed by an independent auditor at the request of the DDTC. Although the audit found no violations of ITAR, we committed to the DDTC that we would enhance and maintain certain policies and procedures and we have established a company-wide Office of Trade Compliance.

In October 2014, we self-disclosed to OFAC that we learned during a routine assessment of the adequacy of our export control compliance procedures that we had inadvertently neglected to obtain an OFAC license for a shipment of modems to a Canadian customer who, we learned after the transaction had begun, intended to incorporate our modems in a communication system the ultimate end user of which was the Sudan Civil Aviation Authority.  OFAC regulations prohibit U.S. persons from doing business directly or indirectly in Sudan and from facilitating transactions by non-U.S. persons which would be illegal if done by a U.S. person.  In late 2015, OFAC issued an administrative subpoena to us seeking further information about the previously voluntarily disclosed transaction and any other transactions involving Sudan. We have responded to the subpoena, including alerting OFAC to Comtech’s repair of three modems for a customer in Lebanon after which time the modems were rerouted to Sudan without Comtech’s knowledge.

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

As of July 31, 2016, goodwill recorded on our Consolidated Balance Sheet aggregated $287.6 million. Additionally, as of July 31, 2016, net intangibles recorded on our Consolidated Balance Sheet aggregated $284.7 million. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350, "Intangibles - Goodwill and Other," we perform a goodwill impairment analysis at least annually (in the first fiscal quarter of each fiscal year), unless indicators of impairment exist in interim periods. If we fail the required Step One test as described in FASB ASC 350, we would do a Step Two test which compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

It is possible that, during future financial periods, business conditions (both in the U.S. and internationally) could deteriorate from the current state and our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate. If assumed net sales and cash flow projections are not achieved in future periods, our Commercial Solutions or Government Solutions reporting units could be at risk of failing Step One of the goodwill impairment test and goodwill and intangibles assigned to the respective reporting units could be impaired.

For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, both the Government Solutions and Commercial Solutions segments constitute a reporting unit and we must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of each respective reporting unit. Reporting units are defined by how our President and Chief Executive Officer ("CEO") manages the business, which includes resource allocation decisions. We may, in the future, change our management approach which in turn may change the way we define our reporting units, as such term is defined by FASB ASC 350. A change to our management approach may require us to perform an interim goodwill impairment test and ultimately record impairment charges in a future period.

On August 1, 2016 (the first day of our fiscal 2017), we performed our annual quantitative assessment (commonly referred to as a Step One test) and estimated the fair value of each of our reporting units using a combination of the income and market approach. Based on our quantitative evaluation, we determined that our Commercial Solutions and Government Solutions reporting units had estimated fair values in excess of their carrying values of at least 11.8% and 40.5%, respectively, and concluded that our goodwill was not impaired. If we had not utilized the market approach, our Commercial Solutions reporting unit's goodwill would be at risk of impairment. During interim periods, if our expected financial results materially decline below our initial expectations or if other events and circumstances change which indicate the potential for impairment (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record interim impairment charges when we perform and fail an interim test or in other future periods. In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2017 (the start of our fiscal 2018).

In addition to our impairment analysis of goodwill, we also review net intangibles with finite lives when an event occurs indicating the potential for impairment. No events were identified during the fiscal year ended July 31, 2016. As such, we believe that the carrying values of our net intangibles were recoverable as of July 31, 2016. Any impairment charges that we may record in the future could have a material adverse effect on our results of operation and financial condition.

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

As a communications company, and particularly as a government contractor and a provider of 911 systems, we face a heightened risk of a security breach or disruption from threats to gain unauthorized access to our and our customers' proprietary or classified information on our IT networks, third party data center facilities and related systems and to certain of our equipment used on some of our customer’s IT networks and related systems. These types of information and IT networks and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers. Although we make significant efforts to maintain the security and integrity of these types of information and IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions will not be successful or damaging. Even the most well protected information, networks, data centers, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber-attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. In some cases, the resources of foreign governments may be behind such attacks. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk.

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

The final determination of tax examinations and any related litigation could be materially different than what is reflected in historical income tax provisions and accruals. The Internal Revenue Service (“IRS”) has recently audited our federal income tax return for fiscal 2014 and our federal income tax returns for fiscal 2013 and 2015 remain subject to potential future IRS audits. In addition, TCS's federal income tax returns for calendar year 2013 through 2015 are subject to potential future IRS audit. In addition to income tax audits, TCS is subject to ongoing state and local tax audits by the Washington State Department of Revenue and the City of Seattle. Although adjustments relating to past audits of our federal tax returns (including the audit of fiscal 2014) were immaterial, a resulting tax assessment or settlement for other periods or other jurisdictions that may be selected for future audit could have a material adverse effect on our business, results of operation and financial condition.

We have significant operations in Arizona, Florida, California, Washington State, New York and other locations which could be materially and adversely impacted in the event of a terrorist attack and government responses thereto or significant disruptions (including natural disasters) to our business.

Terrorist attacks, the U.S. and other governments' responses thereto, and threats of war could materially adversely impact our business, results of operation and financial condition. For example, our 911, hosted location-based services and satellite teleport services operations depend on our ability to maintain our computer and equipment and systems in effective working order, and to protect our systems against damage from fire, natural disaster, power loss, telecommunications failure, sabotage, unauthorized access to our system or similar events. Although all of our mission-critical systems and equipment are designed with built-in redundancy and security, any unanticipated interruption or delay in our operations or breach of security could have a material adverse effect on our business, results of operation and financial condition. Our property and business interruption insurance may not be adequate to compensate us for any losses that may occur in the event of a terrorist attack, threat, system failure or a breach of security. Insurance may not be available to us at all or, if available, may not be available to us on commercially reasonable terms.

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

We engage in manufacturing and are subject to a variety of local, state and federal laws and regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products. We are also subject to the Restriction of Hazardous Substance ("RoHS") directive which restricts the use of lead, mercury and other substances in electrical and electronic products. The failure to comply with current or future environmental requirements could result in the imposition of substantial fines, suspension of production, alteration of our manufacturing processes or cessation of operations that could have a material adverse effect on our business, results of operation and financial condition. In addition, the handling, treatment or disposal of hazardous substances by us or our predecessors may have resulted, or could in the future result, in contamination requiring investigation or remediation, or lead to other liabilities, any of which could have a material adverse effect on our business, results of operation and financial condition.

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

•
Our future growth is dependent, in part, on developing NG911 compliant products - The FCC requires that certain location information be provided to network operators for public safety answering points when a subscriber makes a 911 call. Technical failures, greater regulation by federal, state or foreign governments or regulatory authorities, time delays or the significant costs associated with developing or installing improved location technology could slow down or stop the deployment of our mobile location products. If deployment of improved location technology is delayed, stopped or never occurs, market acceptance of our products and services may be materially adversely affected. Because we rely on some third-party location technology instead of developing all of the technology ourselves, we have little or no influence over its improvement. The technology employed with NG911 services generally anticipates a migration to internet-protocol (“IP”) based communication. Since many companies are proficient in IP-based communication protocols, the barriers to entry to providing NG911 products and services are lower than exist for the traditional switch-based protocols. If we are unable to develop unique and proprietary solutions that are superior to and more cost effective than other market offers, our 911 business could get replaced by new market entrants, resulting in a material adverse effect on our business, results of operation and financial condition.

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

Regulation of the mobile industry and VoIP is evolving, and unfavorable changes or our failure to comply with existing and potential new legislation or regulations could harm our business and operating results.

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

•
We may face increased compliance costs in connection with health and safety requirements for mobile devices - If wireless handsets pose health and safety risks, we may be subject to new regulations and demand for our products and services may decrease. Media reports have suggested that certain radio frequency emissions from wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may have the effect of discouraging the use of wireless handsets, which would decrease demand for our services. In recent years, the FCC and foreign regulatory agencies have updated the guidelines and methods they use for evaluating radio frequency emissions from radio equipment, including wireless handsets. In addition, interest groups have requested that the FCC investigate claims that wireless technologies pose health concerns and cause interference with airbags, hearing aids and other medical devices. There also are some safety risks associated with the use of wireless handsets while driving. Concerns over these safety risks and the effect of any legislation that may be adopted in response to these risks could limit our ability to market and sell our products and services.

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

We are engaged in business activities characterized by rapid technological change, evolving industry standards, frequent new product announcements and enhancements, and changing customer demands. The introduction of products and services on future industry standards embodying new technologies such as multi-frequency time-division multiple access ("MF-TDMA") based technologies could render any of our products and services obsolete or non-competitive. The successful execution of our business strategy is contingent upon wireless network operators launching and maintaining mobile location services, our ability to maintain a technically skilled development and engineering team, our ability to create new network software products and adapt our existing products to rapidly changing technologies, industry standards and customer needs. As a result of the complexities inherent in our product offerings, new technologies may require long development and testing periods. Additionally, new products may not achieve market acceptance or our competitors could develop alternative technologies that gain broader market acceptance than our products. If we are unable to develop and introduce technologically advanced products that respond to evolving industry standards and customer needs, or if we are unable to complete the development and introduction of these products on a timely and cost effective basis, it could have a material adverse effect on our business, results of operation and financial condition or could result in our technology becoming obsolete.

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

Because we are a publicly traded company, we are required to comply with provisions of securities laws, related regulations and financial reporting standards. Because securities laws, related regulations and financial reporting standards pertaining to our business are relatively complex, our business faces increased risks including the following:

•
If we identify a material weakness in the future, our costs may unexpectedly increase - Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules, we are required to furnish a report of management’s assessment of the effectiveness of our internal controls as part of our Annual Report on Form 10-K. Our independent registered public accountants are required to attest to and provide a separate opinion. To issue our report, we document our internal control design and the testing processes that support our evaluation and conclusion, and then we test and evaluate the results. There can be no assurance, however, that we will be able to remediate material weaknesses, if any, that may be identified in future periods, or maintain all of the controls necessary for continued compliance. There likewise can be no assurance that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies. In fiscal 2016, we transitioned from the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") 1992 Internal Control - Integrated Framework to the COSO 2013 Internal Control - Integrated Framework. In accordance with the rules and regulations related to Sarbanes-Oxley Act of 2002, we are taking a one-year exemption related to the controls of TCS. We have begun the process of implementing new controls related to TCS, and in the future, we may identify significant deficiencies or material weaknesses and incur additional costs.

•
Stock-based compensation accounting standards could negatively impact our stock - Since our inception, we have used stock-based awards as a fundamental component of our employee compensation packages. We believe that stock-based awards directly motivate our employees to maximize long-term stockholder value and, through the use of long-term vesting, encourage employees to remain with us. We apply the provisions of Accounting Standards Codification ("ASC") 718, "Compensation - Stock Compensation," which requires us to record compensation expense in our statement of operations for employee and director stock-based awards using a fair value method. The ongoing application of this standard has had a significant effect on our reported earnings, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the value of stock-based awards (including long-term performance shares which are subject to the achievement of three-year goals which are based on several performance metrics). The ongoing application of this standard could impact the future value of our common stock and may result in greater stock price volatility. To the extent that this accounting standard makes it less attractive to grant stock-based awards to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could have a material adverse effect on our business, results of operation and financial condition.

•
We must adopt new complex revenue recognition rules - The accounting rules and regulations that we must comply with are complex. Accounting rules and regulations are continually changing in ways that could materially impact our financial statements. The FASB has recently issued new guidance for revenue recognition. The new guidance replaces the prior revenue recognition guidance in its entirety. Given the impact of our recent acquisition of TCS on February 23, 2016, we have not yet selected a transition method and continue to evaluate the impact that this guidance will have on our business, results of operation and financial condition. Regardless of the transition method, the application of this new guidance may result in certain adjustments to our financial statements, which could have a material adverse effect on our net income. Because of the uncertainty of the estimates, judgments and assumptions associated with our accounting policies, we cannot provide any assurances that we will not make subsequent significant adjustments to our consolidated financial statements.

•
Changes in securities laws, regulations and financial reporting standards are increasing our costs - The Sarbanes-Oxley Act of 2002 required changes in some of our corporate governance, public disclosure and compliance practices. These changes have resulted in increased costs. The SEC has promulgated and proposed new rules on a variety of subjects including the requirement to use the interactive data format eXtensible Business Reporting Language (commonly referred to as "XBRL") in our financial statements, which we began including in our quarterly reports filed with the SEC in the first quarter of fiscal 2011, and the possibility that we would be required to adopt International Financial Reporting Standards ("IFRS"). In April 2016, as part of its Disclosure Effectiveness Initiative, the SEC published a concept release which considers various business and financial disclosures that public companies make in investor reports and seeks the public’s input on ways to further improve that disclosure. The issues raised by the SEC in the concept release have the potential to dramatically change the way in which companies prepare and deliver disclosure to investors and the burdens of preparing that disclosure. In August 2012, the SEC adopted new rules establishing additional disclosure, supply chain verification and reporting requirements regarding a public company's use of Conflict Minerals procured from Covered Countries (as both of those terms are defined by the SEC). These SEC rules and reporting requirements have resulted in us incurring additional costs to document and perform supplier due diligence. As these rules impact our suppliers, the availability of raw materials used in our operations could be negatively impacted and/or raw material prices could increase. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers, which could place us at a competitive disadvantage and could harm our reputation.

Our costs to comply with the aforementioned and other regulations continue to increase and we may have to add additional accounting staff, engage consultants or change our internal practices, standards and policies which could significantly increase our costs to comply with ongoing or future requirements. In addition, the NASDAQ Stock Market LLC ("NASDAQ") routinely changes its requirements for companies, such as us, that are listed on NASDAQ. These changes (and potential future changes) have increased and may increase our legal and financial compliance costs, including making it more difficult and more expensive for us to obtain director and officer liability insurance or maintain our current liability coverage. We believe that these new and proposed laws and regulations could make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our Audit Committee, and qualified executive officers.

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

TCS is a party to lawsuits and other disputes related to intellectual property and contract obligations. The resolutions of these matters could have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

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

TCS is currently a party to a number of legal proceedings, including lawsuits relating to customers seeking indemnification under contractual arrangements for claims and other costs associated with defending lawsuits alleging infringement of patents through their use of our products and services, including in combination with products and services of other vendors. Our Consolidated Balance Sheet as of July 31, 2016 includes a $28.1 million liability, which represents the preliminary estimated fair value for pre-acquisition contingencies related to certain intellectual property legal proceedings and contractual obligations that existed as of the date of acquisition. These preliminary estimated fair values reflect market participant assumptions, as required by FASB ASC 805 "Business Combinations," and do not reflect our settlement position or amounts we actually may pay if an unfavorable resolution occurs. For additional information, see "Notes to Consolidated Financial Statements - Note (14)(b) Commitments and Contingencies - Legal Proceedings and Other Matters" included in "Part II-Item 8.- Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K.

The Company's assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. Therefore, it is possible that an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company's consolidated financial statements in a future fiscal period.

We are, from time to time, and could become a party to additional litigation or subject to claims, including patent infringement and product liability claims, relating to our software, government investigations and other proceedings that could cause us to incur unanticipated expenses and otherwise have a material adverse effect on our business, results of operation and financial condition.

We are, from time to time, involved in commercial disputes and civil litigation relating to our businesses. Our agreements with customers may require us to indemnify such customers. Direct claims against us or claims against our customers may relate to infringement of third party intellectual property rights, defects in or non-conformance of our products, or our own acts of negligence and non-performance. Occasionally, we are called upon also to provide information in connection with litigation involving other parties or government investigations. Product liability and other forms of insurance are expensive and may not be available in the future. We cannot be sure that we will be able to maintain or obtain insurance coverage at acceptable costs or in sufficient amounts or that our insurer will not disclaim coverage as to a future claim. Any such claim could have a material adverse effect on our business, results of operation and financial condition.

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

Software products such as our 911 call handling software solutions, must meet the stringent technical requirements of our customers and satisfy our warranty obligations to our customers. In August 2016, AT&T, a distributor of a small TCS product line that we refer to as our 911 call handling software solution, informed us that they do not believe we met certain contractual specifications related to performance and usability and has requested a refund of certain payments made by them. In addition, AT&T has requested that we make certain changes to our 911 call handling software and provide those enhancements to them at no additional cost.

Our Consolidated Balance Sheet as of July 31, 2016 includes a $7.2 million liability, reflecting the preliminary estimated fair value of this contingent liability, as required by FASB ASC 805 "Business Combinations." The estimated fair value was based on a review of contractual obligations and estimates of costs to enhance the software. We do not anticipate deploying additional 911 call handling software solutions sold through AT&T until this issue is resolved. In fiscal 2016, we sold an aggregate of approximately $4.5 million of 911 call handling software solutions, a majority of which was derived from our relationship with AT&T. Sales in our fiscal 2017 for this product line are expected to be similar to what we achieved in fiscal 2016. Although we expect to resolve this issue amicably with AT&T, we may not be able to so.

Our hardware products are also subject to warranty obligations and integrate a wide variety of components from different vendors. We must quickly develop new products and product enhancements to keep pace with the rapidly changing software and telecommunications markets in which we operate.

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

Our competitive position is driven in part by our intellectual property and other proprietary rights. Third parties, however, may claim that we, our products, operations or any products or technology we obtain from other parties are infringing their intellectual property rights, and we may be unaware of intellectual property rights of others that may cover some of our assets, technology and products. From time to time we receive letters from third parties who allege we are infringing their intellectual property and ask us to license such intellectual property. We review the merits of each such letter and respond as we deem appropriate.

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

We generate a significant portion of our revenue from customers that are wireless carriers such as AT&T and Verizon. In addition, a portion of our revenue is derived from subscription fees that we receive from our wireless carrier partners for end users who subscribe to our service on a standalone basis or in a bundle with other services. To date, a relatively small number of end users have subscribed for our services in connection with their wireless plans compared to the total number of mobile phone users. Our future growth depends heavily on achieving significantly increased subscriber adoption of the wireless communication solutions we sell either through standalone subscriptions to our solutions or as part of bundles from our existing wireless carrier partners. Our success also depends on achieving widespread deployment of our solutions by attracting and retaining additional wireless carrier partners. Future revenue will depend on the pricing and quality of those services and subscriber demand for those services, which may vary by market, and the level of subscriber turnover experienced by our wireless carrier partners. If subscriber turnover increases more than we anticipate, our financial results could be materially adversely affected.

Poor performance in or disruptions of the services including in our advanced communication solutions could harm our reputation, delay market acceptance of our services and subject us to liabilities (including breach of contract claims brought by our customers and third-party damages claims brought by end-users). Our wireless carrier agreements and certain customers require us to meet specific requirements including operational uptime requirements or be subject to penalties.

If we are unable to meet contractual requirements with our wireless carrier partners, such as AT&T, they could terminate our agreements or we may be required to refund a portion of monthly subscriptions fees they have paid us.

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

Risks Related to our Common Stock

Our stock price is volatile.

The stock market in general and the stock prices of technology-based companies, in particular, experience extreme volatility that often is unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate significantly in the future as well. Factors that could have a significant impact on the market price of our stock include, among others:

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

For example, we have a classified board and the employment contract with our President and CEO, and agreements with other of our executive officers, provide for substantial payments in certain circumstances or in the event of a change of control of Comtech. In the future, we may adopt a stockholder rights plan which could cause substantial dilution to a stockholder, and substantially increase the cost paid by a stockholder who attempts to acquire us on terms not approved by our Board of Directors.

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law. In general, this statute provides that, except in certain limited circumstances, a corporation shall not engage in any "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

A "business combination" includes mergers, asset sales and other transactions resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, for purposes of Section 203 of the Delaware General Corporation Law, an "interested stockholder" is a person who, together with affiliates, owns, or within three years did own, 15% or more of the corporation's voting stock. This provision could have the effect of delaying or preventing a change in control of Comtech.

A disruption in our dividend program could negatively impact our stock price.

Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount established by our Board of Directors. The current annual targeted dividend for fiscal 2017 is $1.20 per common share.

Our dividend program requires the use of a portion of our cash flow. Our ability to continue to pay quarterly dividends will depend on our ability to generate sufficient cash flows from operations in the future and maintain compliance with our Secured Credit Facility. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. During the first quarter of fiscal 2017, our Board of Directors began further assessing our capital needs generally and the appropriate level of future dividends. Future dividends also remain subject to compliance with financial covenants under the Company's Secured Credit Facility as well as Board approval. Our Board of Directors may, at its discretion, decrease the targeted annual dividend amount or entirely discontinue the payment of dividends at any time.

Additionally, our ability to declare and pay dividends and make other distributions with respect to our capital stock may also be restricted by the terms of our Secured Credit Facility and may be restricted by the terms of financing arrangements that we enter into in the future.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Historically, we have not owned any material properties or facilities and have relied upon a strategy of leasing. The following table lists our primary leased facilities at July 31, 2016:

Location		Property Type	Square Footage	Lease Expiration
Commercial Solutions Segment
Tempe, Arizona	(A)	Manufacturing Complex	169,000	February 2021
Phoenix, Arizona	(B)	General office	75,000	October 2018
Seattle, Washington	(C)	Network Operations, R&D, Engineering and Sales	64,000	September 2017
Santa Clara, California	(D)	Manufacturing	47,000	April 2019
Various facilities	(E)	Manufacturing, Engineering and General Office	43,000	Various
Aliso Viejo, California	(F)	R&D and Engineering	29,000	December 2017
Greenwood Village, Colorado	(F)	Network Operations	17,000	July 2020
Moscow, Idaho	(G)	Support, Engineering and Sales	13,000	February 2020
Annapolis, Maryland	(F)	Support, Engineering, and Sales	12,000	July 2019
Fremont, California	(G)	Support, Engineering and Sales	10,000	April 2017
Germantown, Maryland	(H)	Engineering and General Office	6,000	May 2025
			485,000
Government Solutions Segment
Orlando, Florida	(I)	Manufacturing	99,000	April 2026
Tampa, Florida	(F)	Manufacturing	46,000	April 2022
Melville, New York	(J)	Manufacturing	45,000	December 2021
Hanover, Maryland	(F)	General office (currently vacated)	36,000	August 2017
Torrance, California	(F)	Support, Engineering, and Sales	35,000	January 2018
Germantown, Maryland	(H)	Engineering and General Office	26,000	May 2025
Various facilities	(K)	Support, Engineering, and Sales	14,000	Various
Richardson, Texas	(F)	R&D and Engineering	13,000	July 2020
Annapolis, Maryland	(F)	Support, Engineering, and Sales	12,000	July 2019
Manassas, Virginia	(F)	Support, Engineering, and Sales	11,000	November 2017
			337,000
Corporate
Annapolis, Maryland	(F)	General Office and common areas	19,000	July 2019
Melville, New York	(L)	Corporate headquarters and general office	9,600	October 2016
			28,600

Total Square Footage			850,600

(A)
Although primarily used for our satellite earth station product lines, which are part of the Commercial Solutions segment, both of our business segments utilize, from time to time, our high-volume technology manufacturing facilities located in Tempe, Arizona. These manufacturing facilities utilize state-of-the-art design and production techniques, including analog, digital and RF microwave production, hardware assembly and full service engineering. Our leases for these facilities expire from fiscal 2017 through fiscal 2021. We have the option to extend the lease terms for up to an additional five-year period.

(B)
As a result of the August 1, 2008 Radyne acquisition, we also assumed a lease of building space in Phoenix, Arizona that was previously used for manufacturing. In connection with our Radyne-acquisition restructuring plan we vacated and subleased this space through October 2015. We are currently seeking to sublease this building space to another third party.

(C)	Our office in Seattle, Washington is used primarily for servicing and hosting our wireless and VoIP E9-1-1 public safety support services.

(D)
Our Commercial Solutions segment manufactures our traveling wave tube amplifiers in a leased manufacturing facility located in Santa Clara, California. Our Commercial Solutions segment also operates a small office in the United Kingdom with a lease that expires in October 2016.

(E)
Our Commercial Solutions segment also leases an additional thirteen facilities, four of which are located in the U.S. The U.S. facilities aggregate 15,000 square feet and are primarily utilized for manufacturing, engineering, and general office use. Our Commercial Solutions segment also operates nine small offices in Brazil, Canada, China, India, Singapore, Australia and the United Kingdom, all of which aggregate 28,000 square feet and are primarily utilized for customer support, engineering and sales.

(F)
As a result of the February 23, 2016 TCS acquisition, we acquired leases for facilities in Annapolis, Maryland, Aliso Viejo, California, and Greenwood Village, Colorado used for the design and development of our software based systems and applications. Major manufacturing and engineering facilities for our Government Solutions segment are in Tampa, Florida, Torrance, California, Richardson, Texas and Manassas, Virginia. The Company also acquired a lease for a facility in Hanover, Maryland which is vacated. We are currently looking to sublease this space to a third party.

(G)	Our offices in Moscow, Idaho and Fremont, California are primarily used for research and development, engineering and sales of our satellite earth station products.

(H)
Our Government Solutions segment leases a 32,000 square foot facility located in Germantown, Maryland which is primarily used for BFT-1 sustainment activities, engineering and general office use. Our Government Solutions segment occupies 26,000 feet of the facility with the remainder utilized by our Commercial Solutions segment.

(I)	Our Government Solutions segment manufactures our over-the-horizon microwave systems in a leased facility in Orlando, Florida. This business also leases a small office in North Africa.

(J)
Our Government Solutions segment manufactures our solid-state, high-power, broadband amplifiers, in an engineering and manufacturing facility on more than two acres of land in Melville, New York and an 8,000 square foot facility in Topsfield, Massachusetts. We lease the New York facility from a partnership controlled by our President and CEO. The lease provides for our use of the premises as they exist through December 2021 with an option to renew for an additional ten-year period. We have a right of first refusal in the event of a sale of the facility. Our Topsfield lease is currently on a month-to-month basis.

(K)	Our Government Solutions segment also leases an additional four facilities located in the U.S. that are primarily used for engineering, sales and software development.

(L)
Our corporate headquarters are located in an office building complex in Melville, New York. The lease provides for our use of the premises through October 2016. We are currently in the process of negotiating with the landlord for a lease extension and expect to execute a new lease agreement shortly on terms similar to our current lease.

The terms for all of our leased facilities are generally for multi-year periods and we believe that we will be able to renew these leases or find comparable facilities elsewhere.

ITEM 3.  LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated herein by reference to the "Notes to Consolidated Financial Statements – Note (14)(b) Commitments and Contingencies – Legal Proceedings and Other Matters" included in "Part II— Item 8.— Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K.

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

# COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Comtech Telecommunications Corp., the S&P 500 Index,
and the NASDAQ Telecommunications Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
7/11
7/12
7/13
7/14
7/15
7/16
Comtech Telecommunications Corp.
S&P 500
NASDAQ Telecommunications

*$100 invested on 7/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending July 31.

Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.

Our common stock trades on the NASDAQ Stock Market LLC ("NASDAQ") under the symbol "CMTL."

The following table shows the quarterly range of the high and low sale prices for our common stock as reported by the NASDAQ. Such prices do not include retail markups, markdowns or commissions.

	Common Stock
	High	Low
Fiscal Year Ended July 31, 2015
First Quarter	$39.42	32.09
Second Quarter	40.69	30.02
Third Quarter	36.28	26.30
Fourth Quarter	32.13	27.34

Fiscal Year Ended July 31, 2016
First Quarter	$29.31	20.30
Second Quarter	25.85	17.27
Third Quarter	25.09	18.01
Fourth Quarter	24.93	11.24

Dividends

Our Board of Directors has set a targeted annual dividend payment of $1.20 per common share.

During the fiscal year ended July 31, 2016, our Board of Directors declared four quarterly dividends of $0.30 per common share on September 28, 2015, December 9, 2015, March 10, 2016, and June 8, 2016, which were paid to shareholders on November 20, 2015, February 17, 2016, May 20, 2016, and August 19, 2016, respectively.

On October 6, 2016, our Board of Directors declared a dividend of $0.30 per common share, payable on November 22, 2016 to shareholders of record at the close of business on October 21, 2016. The Board of Directors is currently targeting fiscal 2017 dividend payments aggregating $1.20 per share while at the same time, during the first quarter of fiscal 2017, the Board began further assessing our capital needs generally and the appropriate level of future dividends. Future dividends also remain subject to compliance with financial covenants under our Secured Credit Facility as well as Board approval.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the fiscal year ended July 31, 2016.

As of July 31, 2016 and October 5, 2016, we were authorized to repurchase up to an additional $8.7 million of our common stock, pursuant to a $100.0 million stock repurchase program that was authorized by our Board of Directors. The $100.0 million stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans.

Approximate Number of Equity Security Holders

As of October 3, 2016, there were approximately 753 holders of our common stock. Such number of record owners was determined from our shareholder records and does not include beneficial owners whose shares of our common stock are held in the name of various security holders, dealers and clearing agencies.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table shows selected historical consolidated financial data for our Company.

Detailed historical financial information is included in the audited consolidated financial statements for fiscal 2016, 2015 and 2014.

	Fiscal Years Ended July 31, (In thousands, except per share amounts)
	2016	2015	2014	2013	2012
Consolidated Statement of Operations Data:
Net sales	$411,004	307,289	347,150	319,797	425,070
Cost of sales	239,767	168,405	195,712	178,967	241,561
Gross profit	171,237	138,884	151,438	140,830	183,509

Expenses:
Selling, general and administrative	94,932	62,680	67,147	63,265	87,106
Research and development	42,190	35,916	34,108	36,748	38,489
Amortization of intangibles	13,415	6,211	6,285	6,328	6,637
Acquisition plan expenses	21,276	—	—	—	—
	171,813	104,807	107,540	106,341	132,232

Operating (loss) income	(576)	34,077	43,898	34,489	51,277

Other expenses (income):
Interest expense	7,750	479	6,304	8,163	8,832
Interest income and other	(134)	(405)	(913)	(1,167)	(1,595)

(Loss) Income before (benefit from) provision for income taxes	(8,192)	34,003	38,507	27,493	44,040

(Benefit from) provision for income taxes	(454)	10,758	13,356	9,685	11,624

Net (loss) income	$(7,738)	23,245	25,151	17,808	32,416

Net (loss) income per share:
Basic	$(0.46)	1.43	1.58	1.05	1.62
Diluted	$(0.46)	1.42	1.37	0.97	1.42

Weighted average number of common shares outstanding – basic	16,972	16,203	15,943	16,963	19,995

Weighted average number of common and common equivalent shares outstanding – diluted	16,972	16,418	20,906	23,064	25,991

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$1.20	1.20	1.175	1.10	1.10

	Fiscal Years Ended July 31, (In thousands)
	2016	2015	2014	2013	2012
Other Consolidated Operating Data:
Backlog at period-end	$484,005	117,744	133,412	189,742	153,939
New orders	451,278	291,621	290,820	355,600	433,980
Research and development expenditures - internal and customer funded	59,622	45,144	47,211	41,920	44,153

	As of July 31, (In thousands)
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Total assets	$921,196	473,877	473,852	681,815	719,778
Working capital	119,493	236,419	224,656	220,560	434,221
Debt, including capital leases	258,649	—	—	—	—
Convertible senior notes	—	—	—	200,000	200,000
Other long-term obligations	4,105	3,633	4,364	3,958	5,098
Stockholders’ equity	470,401	401,409	396,925	404,062	429,401

Non-GAAP Financial Data

This Annual Report on Form 10-K contains a Non-GAAP financial metric titled Adjusted EBITDA for the Company, which represents earnings before interest, income taxes, depreciation and amortization of intangibles and stock-based compensation, acquisition plan expenses, restructuring (benefits) charges related to the wind-down of the microsatellite product line, costs related to withdrawn fiscal 2011 contested proxy solicitation and strategic alternatives analysis expenses. We expect to continue to incur expenses similar to the aforementioned items and investors should not infer from our presentation of Adjusted EBITDA that these costs are unusual, infrequent or non-recurring. Adjusted EBITDA is a Non-GAAP financial measure used by management in assessing Comtech’s operating results and is also similar to an Adjusted EBITDA metric utilized by our lending institutions. Comtech’s definition of Adjusted EBITDA may differ from the definition of EBITDA used by other companies and may not be comparable to similarly titled measures used by other companies, including similarly titled measures used by TCS prior to its acquisition by Comtech.

These Non-GAAP financial measures have limitations as an analytical tool as they exclude the financial impact of transactions necessary to conduct Comtech’s business, such as the granting of equity compensation awards, and are not intended to be an alternative to financial measures prepared in accordance with GAAP. These measures are adjusted as described in the reconciliation of GAAP to Non-GAAP in the below table, but these adjustments should not be construed as an inference that all of these adjustments or costs are unusual, infrequent or non-recurring.

Adjusted EBITDA is also a measure frequently requested by Comtech’s investors and analysts. Adjusted EBITDA should only be considered as a supplement, and not a substitute, to GAAP metrics such as net income. Comtech believes that investors and analysts may find Adjusted EBITDA useful, along with other information contained in its SEC filings, in assessing its ability to generate cash flow and service debt.

The following is a reconciliation of net income, the most comparable GAAP measure, to Adjusted EBITDA:

	Fiscal Years Ended July 31, (In thousands)
	2016	2015	2014	2013	2012
Adjusted EBITDA:
Net (loss) income	$(7,738)	23,245	25,151	17,808	32,416
Income taxes	(454)	10,758	13,356	9,685	11,624
Interest (income) and other expense	(134)	(405)	(913)	(1,167)	(1,595)
Interest expense	7,750	479	6,304	8,163	8,832
Amortization of stock-based compensation	4,117	4,363	4,263	3,130	3,572
Amortization of intangibles	13,415	6,211	6,285	6,328	6,637
Depreciation	9,830	6,525	6,721	7,837	9,525
Acquisition plan expenses	21,276	—	—	—	—
Restructuring (benefits) charges related to the wind-down of microsatellite product line	—	—	(56)	458	2,577
Costs related to withdrawn fiscal 2011 contested proxy solicitation	—	—	—	—	2,638
Strategic alternatives analysis	—	585	225	—	—
Adjusted EBITDA	$48,062	51,761	61,336	52,242	76,226

Our historical results, prior to February 23, 2016, do not include TCS; as such, you should not rely on period-to-period comparisons as an indicator of future performance as these comparisons may not be meaningful.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of advanced communications solutions for both commercial and government customers worldwide. Our solutions fulfill our customers' needs for secure wireless communications in some of the most demanding environments, including those where traditional communications are unavailable or cost-prohibitive, and in mission-critical and other scenarios where performance is crucial.

Acquisition of TCS
On February 23, 2016 (the first month of our third quarter of fiscal 2016), we acquired TCS, a leading provider of commercial solutions (such as public safety systems and enterprise application technologies), and government solutions (such as command and control (also known as Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance ("C4ISR"))) applications. We believe that the acquisition of TCS provides us with a number of key strategic and financial benefits including:

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

The TCS acquisition has a preliminary aggregate purchase price for accounting purposes of approximately $340.4 million (also referred to as the "transaction equity value"). As of February 23, 2016, the date we closed the acquisition, TCS had $59.9 million of cash and cash equivalents and total debt (including capital lease obligations and accrued interest) of approximately $143.1 million. As such, the transaction had an enterprise value of approximately $423.6 million. During the twelve months ended December 31, 2015, based on audited financial results, TCS generated net sales of approximately $364.4 million. The TCS acquisition was a significant step in our strategy of entering complementary markets and expanding our domestic and international commercial offerings. In connection with the acquisition, we began managing our combined businesses through two reportable operating segments:

•
Commercial Solutions - serves commercial customers and smaller governments, such as state and local governments, that require advanced technologies to meet their needs. This segment also serves certain large government customers (including the U.S. government) when they have requirements for off-the-shelf commercial equipment. We believe this segment is a leading provider of satellite communications (such as satellite earth station modems and travel wave tube amplifiers), public safety systems (such as next generation 911 ("NG911") technologies) and enterprise application technologies (such as a messaging and trusted location-based technologies).

•
Government Solutions - serves large government end-users (including those of foreign countries) that require mission critical technologies and systems. We believe this segment is a leading provider of command and control applications (such as the design, installation and operation of data networks that integrate computing and communications (both satellite and terrestrial links), ongoing network operation and management support services including telecom expense management, project management and fielding and maintenance solutions related to satellite ground terminals), troposcatter communications (such as digital troposcatter multiplexers, digital over-the-horizon modems, troposcatter systems, and frequency converter systems) and RF power and switching technologies (such as solid state high-power broadband amplifiers, enhanced position location reporting system (or commonly known as "EPLRS") amplifier assemblies, identification friend or foe amplifiers, and amplifiers used in the counteraction of improvised explosive devices).

From an operational and financial reporting perspective, TCS’s former Platforms and Application Group and its Safety and Security Group have become part of our Commercial Solutions segment which includes Comtech’s legacy satellite earth station product lines and Comtech’s traveling wave tube amplifier product lines. TCS’s former Government Solutions Group and Cyber Intelligence Group have become part of our Government Solutions segment which includes Comtech’s legacy over-the-horizon microwave ("troposcatter") systems product line, Comtech’s legacy high-power broadband amplifiers and Comtech’s legacy mobile data communications product lines. Additionally, although the TCS business previously operated on a calendar year basis, TCS has now conformed its financial reporting cycle to align with Comtech’s fiscal year which ends on July 31st.

Upon closing the acquisition of TCS on February 23, 2016, we immediately implemented our acquisition integration plan which includes fully integrating TCS into our business model to achieve cost synergies. These synergies are expected to be achieved by reductions in duplicate public company costs, reduced spending on maintaining multiple information technology systems and increased operating efficiencies throughout the combined company.

To date, we have made significant reductions in spending, have reduced combined headcount by approximately 5.0% and are on track to deliver meaningful cost synergies. We expect cost synergies to approximate an annual run-rate of $8.0 million over the next several quarters, with $12.0 million of synergies, in the aggregate, expected in the fiscal year ending July 31, 2018.

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

As further discussed below, under "Critical Accounting Policies," revenue from the sale of our products is generally recognized when the earnings process is complete, upon shipment or customer acceptance. Revenue from contracts relating to the design, development or manufacture of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts are generally recognized in accordance with accounting standards that have been codified into Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605-35, "Revenue Recognition - Construction-Type and Production-Type Contracts" ("FASB ASC 605-35"). Revenue from contracts that contain multiple elements that are not accounted for under FASB ASC 605-35 is generally accounted for in accordance with FASB ASC 605-25, "Revenue Recognition - Multiple Element Arrangements," which, among other things, requires revenue associated with multiple element arrangements to be allocated to each element based on the relative selling price method.

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

We also derive a large portion of our revenues for advanced communication solutions from contracts and purchase orders where revenue is recorded on delivery of products or performance of services in accordance with the authoritative guidance contained in FASB ASC 605-25, "Revenue Recognition - Multiple Deliverable Revenue Arrangements" ("FASB ASC 605-25") and, if applicable, Accounting Standards Update ("ASU") 2009-14 (FASB ASC Topic 985) "Certain Revenue Arrangements That Include Software Elements." Revenue recognition for multiple-element arrangements requires judgment to determine if multiple elements exist, whether elements can be accounted for as separate units of accounting, and if so, the fair value for each of the elements. In summary, we recognize revenue for each separate unit of accounting when the applicable revenue recognition criteria for each element has been met. We allocate revenue to each separate unit of accounting in a multi-element arrangement based on the relative fair value of each element, using vendor-specific objective evidence ("VSOE") of their fair values, if available. VSOE is generally determined based on the price charged when an element is sold separately. In the absence of VSOE of fair value, the fee is allocated among each element based on third-party evidence ("TPE") of fair value, which is determined based on competitor pricing for similar deliverables when sold separately. When we are unable to establish fair value using VSOE or TPE, we use estimated selling price ("ESP") to allocate value to each element. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold separately. We determine ESP for deliverables by considering multiple factors including, but not limited to, prices we charge for similar offerings, market conditions, competitive landscape, and pricing practices. For multiple element arrangements that contain only software and software-related elements, we allocate the fees to each element based on the VSOE of fair value of each element. We have not incurred material warranty costs on any software product to date, and no costs are currently accrued upon recording the related revenue. Due to the nature of some of the agreements it may be difficult to establish VSOE of separate elements of an agreement; in these circumstances the appropriate recognition of revenue may require the use of judgment based on the particular facts and circumstances.

Accounting for Stock-Based Compensation.  As discussed further in "Notes to Consolidated Financial Statements – Note (11) Stock-Based Compensation" included in "Part II — Item 8 — Financial Statements and Supplementary Data," we issue stock-based awards to certain of our employees and our Board of Directors, and we recognize related stock-based compensation for both equity and liability-classified stock-based awards in our consolidated financial statements.

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

Impairment of Goodwill and Other Intangible Assets.  As discussed further in "Notes to Consolidated Financial Statements - Note (13) Segment Information" included in "Part II — Item 8. — Financial Statements and Supplementary Data," in connection with the TCS acquisition, we announced a new segment organizational structure in which our chief operating decision maker began managing our business in two operating segments, each of which constitutes a reporting unit: Commercial Solutions and Government Solutions. Prior to February 1, 2016, our business was managed through three reportable operating segments (Telecommunications Transmission, RF Microwave Amplifiers and Mobile Data Communications). In connection with this reporting unit change, during our three months ended April 30, 2016, we performed a "Before Reorganization" and an "After Reorganization" interim goodwill impairment test and a review of our legacy intangible assets, both of which excluded goodwill and intangible assets acquired from TCS.  No impairments resulted from our change to our two reportable operating segment structure. As a result, the carrying value of our goodwill immediately prior to the segment change was reallocated $102.1 million to the Commercial Solutions segment and $35.3 million to the Government Solutions segment, based on each segment's estimated relative fair value. Additionally, in connection with this segment change, we assigned all of the $17.4 million of our previously existing intangible assets at January 31, 2016 to the Commercial Solutions segment, as that segment would utilize those assets.

As discussed further in "Notes to Consolidated Financial Statements - Note (2) - Acquisition," included in "Part II — Item 8. — Financial Statements and Supplementary Data," the TCS acquisition resulted in goodwill of $150.3 million (of which $127.2 million was allocated to the Commercial Solutions segment and $23.1 million was allocated to the Government Solutions segment. Goodwill was determined based upon a purchase price allocation including valuation, estimates and assumptions that are subject to change as more detailed analyses are completed within the purchase price allocation period (generally one year from the acquisition date). The primary areas of the purchase price allocation for TCS not yet finalized include income taxes and pre-acquisition contingencies for TCS's intellectual property matters that existed as of the acquisition date (see the "Legal Proceedings and Other Matters" section of Note (14) "Commitments and Contingencies" included in "Part II — Item 8. — Financial Statements and Supplementary Data")), loss contracts related to our 911 call handling software and residual goodwill.

As of July 31, 2016, total goodwill recorded on our Consolidated Balance Sheet aggregated $287.6 million (of which $229.3 million relates to our Commercial Solutions segment and $58.3 million relates to our Government Solutions segment). Additionally, as of July 31, 2016, intangibles recorded on our Consolidated Balance Sheet aggregated $284.7 million (of which $234.4 million relates to our Commercial Solutions segment and $50.3 million relates to our Government Solutions segment). Each of our two operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

In accordance with FASB ASC 350, "Intangibles - Goodwill and Other," we perform a goodwill impairment analysis at least annually (in the first quarter of each fiscal year), unless indicators of impairment exist in interim periods. If we fail the Step One test, we would do a Step Two test which compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

On August 1, 2016 (the first day of our fiscal 2017), we performed our annual quantitative assessment (commonly referred to as a Step One test) using market participant assumptions to determine if the fair value of each of our reporting units with goodwill exceeded its carrying value. In making this assessment, we considered, among other things, expectations of projected net sales and cash flows, assumptions impacting the weighted average cost of capital, trends in trading multiples of comparable companies, changes in our stock price and changes in the carrying values of our reporting units with goodwill. We also considered overall business conditions including, among other things, the fact that the end-markets for certain of our products and services have been significantly impacted by adverse global economic conditions. For example, many of our international end-customers are located in emerging and developing countries that continue to undergo sweeping economic and political changes. The U.S. dollar has strengthened against many international currencies which has caused many of our international end-customers to have lower purchasing power for our products since the U.S. dollar is the currency in which virtually all of our sales are denominated. Global oil and natural gas prices have materially declined which has negatively impacted our energy dependent customers including Russia and Brazil. China is experiencing slower economic growth and has devalued its currency. Our U.S. government customers continue to experience budget pressures and it is possible that the U.S. government could reduce or further delay its spending on, or reprioritize its spending away from, government programs we participate in. In response to these challenging conditions, many of our customers have cut their spending budgets and are under pressure to further reduce them which has significantly impaired their ability to invest in advanced communication products and infrastructure. We believe that many, if not all of these conditions are temporary and will improve over time.

In performing Step One of the goodwill impairment test, we estimated the fair value of each of our reporting units using a combination of the income and market approach. Income approach, also known as the discounted cash flow ("DCF") method, utilizes the present value of cash flows to estimate fair value. The future cash flows for our reporting units were projected based on our estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). We assumed growth rate estimates in our projection based on our actual long-term expectations. The discount rates used in our DCF method were based on a weighted-average cost of capital ("WACC") determined from relevant market comparisons, adjusted upward for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). A terminal value growth rate was applied to the final year of the projected period and reflected our estimate of stable, perpetual growth. We then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach. Under the market approach, we estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization and factored in a control premium. Finally, we compared our estimates to our August 1, 2016 total public market capitalization and assessed implied control premiums. Based on our quantitative evaluation, we determined that our Commercial Solutions and Government Solutions reporting units had estimated fair values in excess of their carrying values of at least 11.8% and 40.5%, respectively, and concluded that our goodwill was not impaired. As such, we did not perform a Step Two assessment. We also concluded that none of our two reporting units were at risk of failing Step One test as prescribed under the FASB ASC. However, in order to sensitize our goodwill impairment test, we performed a second analysis using only the income approach and concluded that neither reporting units' goodwill was impaired. Under the second analysis, if we do not achieve assumed net sales and cash flow projections in future periods, our Commercial Solutions reporting unit's goodwill would be at risk of impairment.

It is possible that, during fiscal 2017 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state and our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate. A significant decline in defense spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform an interim Step One goodwill impairment test during fiscal 2017 or beyond. If assumed net sales and cash flow projections are not achieved in future periods, our Commercial Solutions and Government Solutions reporting units could be at risk of failing Step One of the goodwill impairment test and goodwill and intangibles assigned to the respective reporting units could be impaired.

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2017 (the start of our fiscal 2018). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangibles with finite lives when an event occurs indicating the potential for impairment. No events were identified during fiscal year ended July 31, 2016. As such, we believe that the carrying values of our net intangibles were recoverable as of July 31, 2016. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

There exist inherent risks and uncertainties in estimating warranty expenses, particularly on larger or longer-term contracts. In August 2016, AT&T, a distributor of a small TCS product line that we refer to as our 911 call handling software solution, informed us that they do not believe we met certain contractual specifications related to performance and usability and has requested a refund of certain payments made by them. In addition, AT&T has requested that we make certain changes to our 911 call handling software and provide those enhancements to them at no additional cost. Our Consolidated Balance Sheet as of July 31, 2016 includes a $7.2 million liability, reflecting the estimated fair value of this contingent liability, as required by FASB ASC 805 "Business Combinations." The estimated fair value was based on a review of contractual obligations and estimates of costs to enhance the software.

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

Significant judgment is required in determining income tax provisions and tax positions. We may be challenged upon review by the applicable taxing authority and positions taken by us may not be sustained. We recognize all or a portion of the benefit of income tax positions only when we have made a determination that it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position and other factors. For tax positions that are determined as more likely than not to be sustained upon examination, the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The development of valuation allowances for deferred tax assets and reserves for income tax positions requires consideration of timing and judgments about future taxable income, tax issues and potential outcomes, and are subjective critical estimates. In certain circumstances, the ultimate outcome of exposures and risks involves significant uncertainties. If actual outcomes differ materially from these estimates, they could have a material impact on our results of operations and financial condition. As a result of our adoption of FASB Accounting Standards Updates ("ASU") No. 2015-17, "Balance Sheet Classification of Deferred Taxes," for periods presented after July 31, 2015, all of our deferred income taxes are now classified as non-current.

In the first quarter of fiscal 2017, we reached an effective settlement with the IRS relating to its audit of our federal income tax return for fiscal 2014. Our federal income tax returns for fiscal 2013 and 2015 remain subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2012 are subject to audit. TCS's federal income tax returns for calendar year 2013 through 2015 are subject to potential future IRS audit. None of TCS's state income tax returns prior to calendar year 2011 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Research and Development Costs. We generally expense all research and development costs. Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other personnel-related expenses associated with product development. Research and development expenses also include third-party development and programming costs. Costs incurred internally in researching and developing software to be sold are charged to expense until technological feasibility has been established for the software. Judgment is required in determining when technological feasibility of a product is established. Technological feasibility for our advanced communication software solutions is generally reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to customers and when we are able to validate the marketability of such product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. To date, we have not capitalized any of our internally developed software costs.

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

Results of Operations

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of our consolidated net sales:

	Fiscal Years Ended July 31,
	2016	2015	2014
Gross margin	41.7%	45.2%	43.6%
Selling, general and administrative expenses	23.1%	20.4%	19.3%
Research and development expenses	10.3%	11.7%	9.8%
Acquisition plan expenses	5.2%	—%	—%
Amortization of intangibles	3.3%	2.0%	1.8%
Operating (loss) income	(0.1)%	11.1%	12.6%
Interest expense (income) and other, net	1.9%	0.0%	1.5%
(Loss) income before provision for income taxes	(2.0)%	11.1%	11.1%
Net (loss) income	(1.9)%	7.5%	7.3%

Business Outlook for Fiscal 2017

For the fiscal year ended July 31, 2016 (which includes approximately five months of TCS's operations) we generated revenues of $411.0 million, Adjusted EBITDA (a Non-GAAP financial measure) of $48.1 million and an operating loss of $0.6 million (which includes $21.3 million of expenses primarily related to the TCS acquisition). For a definition and explanation of Adjusted EBITDA, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal 2016 and 2015 - Adjusted EBITDA.”

During the fourth quarter of fiscal 2016, we experienced strong order flow across nearly all of our product lines and achieved for the quarter a book-to-bill ratio (a measure defined as quarterly bookings divided by quarterly net sales) of 1.33. To date, we have been pleased with the progress of our integration of TCS. Moreover, we believe our overall business is at a turning point, as we expect the strength in order flow that we experienced during our fourth quarter of fiscal 2016 to continue. As we enter fiscal 2017, we have a backlog of $484.0 million and we are expecting significant year-over-year increases in net sales, operating income and Adjusted EBITDA.

During the first quarter of fiscal 2017, we announced that our Chairman of the Board resumed his role as Chief Executive Officer and President. Additionally, we created a new role of Chief Operating Officer, and we filled this position on September 26, 2016. In view of our transformative acquisition of TCS and the broad opportunities for future growth across all of our businesses, we believe these leadership changes will enhance our ability to manage expected growth, and reinforce company-wide execution and operational discipline, with a view to building long-term value for our shareholders.

In connection with our fiscal 2017 target dividend of $1.20 per common share, on October 6, 2016, our Board of Directors declared a dividend of $0.30 per common share, payable on November 22, 2016 to stockholders of record at the close of business on October 21, 2016. The Board of Directors is currently targeting fiscal 2017 dividend payments aggregating $1.20 per share while at the same time, during the first quarter of fiscal 2017, the Board began further assessing our capital needs generally and the appropriate level of future dividends. Future dividends also remain subject to compliance with financial covenants under our Secured Credit Facility as well as Board approval.

Our Business Outlook for Fiscal 2017 depends, in large part, on the receipt of significant orders from both international customers and the U.S. government (including prime contractors to the U.S. government). Our Business Outlook for Fiscal 2017 could be adversely impacted if business conditions deteriorate or our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services. In addition, because our historical results, prior to February 23, 2016, do not include TCS, you should not rely on period-to-period comparisons as an indicator of future performance as these comparisons may not be meaningful.

Comparison of Fiscal 2016 and 2015

Net Sales. Consolidated net sales were approximately $411.0 million and $307.3 million for fiscal 2016 and 2015, respectively, representing an increase of $103.7 million, or 33.7%. The year-over-year increase in net sales reflects incremental sales of approximately $151.4 million as a result of the TCS acquisition, partially offset by lower sales of legacy Comtech products. Net sales by operating segment are further discussed below.

Commercial Solutions
Net sales in our Commercial Solutions segment were approximately $249.0 million for fiscal 2016, as compared to $203.7 million for fiscal 2015, an increase of $45.3 million, or 22.2%. The period-over-period increase reflects incremental sales of approximately $73.0 million as a result of the TCS acquisition, partially offset by significantly lower sales of Comtech legacy products. Our Commercial Solutions segment represented 60.6% of consolidated net sales for fiscal 2016 as compared to 66.3% for fiscal 2015.

Although sales of Comtech legacy products, most notably our satellite earth station products, continue to be impacted by challenging international business conditions, we believe that market conditions have become relatively stable. Bookings during the fourth quarter of fiscal 2016 for our communication technology solutions (which include satellite earth station products and traveling wave-tube amplifiers) were higher than they had been in any of the three preceding quarters.

During fiscal 2016, our Commercial Solutions segment benefited from sales of application solutions (such as our location and messaging based platforms) and safety and security technology solutions (such as wireless and NG911 platforms) that we now offer as a result of the TCS acquisition. In connection with our TCS integration plans, we have initiated a strategy to cross-share technology across each of our respective product lines. We have also begun jointly marketing our products to facilitate future growth. These strategies, over time, will result in historical sales patterns and mix trends becoming less relevant. As a result, period-to-period comparisons of sales of legacy Comtech or TCS brands will not be meaningful.

Bookings, sales and profitability in our Commercial Solutions segment can fluctuate from period-to-period due to many factors, including changes in the general business environment. As such, period- to-period comparisons of our results may not be indicative of a trend or future performance.

Government Solutions
Net sales in our Government Solutions segment were $162.0 million for fiscal 2016 as compared to $103.6 million for fiscal 2015, an increase of $58.4 million or 56.4%. The period-over-period increase in sales reflects incremental sales of approximately $78.4 million as a result of the TCS acquisition, partially offset by lower sales of Comtech legacy products. Our Government Solutions segment represented 39.4% of consolidated net sales for fiscal 2016, as compared to 33.7% for fiscal 2015.

The decrease in Comtech legacy sales in fiscal 2016 was driven by significantly lower comparative net sales of over-the-horizon microwave products, partially offset by increased sales of high-power broadband amplifiers and BFT-1 sustainment support services. Sales of our over-the-horizon microwave system products were significantly lower when compared to the prior year, as our two large multi-year contracts to design and supply over-the-horizon microwave systems and equipment for a North African government are nearing completion. Sales in both comparative periods include $10.0 million of revenue related to our annual BFT-1 intellectual property license fee. During fiscal 2016 we received $20.0 million of funded orders to continue to provide BFT-1 sustainment support services to the U.S. Army through March 31, 2017. The U.S. Army will have a limited non-exclusive right to use our intellectual property after March 31, 2017 for no additional license fee.

Our Government Solutions segment benefited in fiscal 2016 from a variety of new advanced communication solutions that we now offer as a result of the TCS acquisition. These solutions include field support, space components and cyber-training. In connection with our TCS integration plans, we have initiated a strategy to cross-share technology across product lines. We have also begun jointly marketing our products to facilitate future growth. These strategies, over time, will result in historical sales patterns and mix trends becoming less relevant. As a result, period-to-period comparisons of sales of legacy Comtech or TCS brands will not be meaningful.

Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period- to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the fiscal years ended July 31, 2016 and 2015 are as follows:

	Fiscal Years Ended July 31,
	2016	2015	2016	2015	2016	2015
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	25.0%	29.3%	65.0%	33.2%	40.8%	30.6%
Domestic	40.6%	15.9%	11.6%	7.9%	29.2%	13.2%
Total U.S.	65.6%	45.2%	76.6%	41.1%	70.0%	43.8%

International	34.4%	54.8%	23.4%	58.9%	30.0%	56.2%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to U.S. state and local governments. International sales include sales to U.S. companies for inclusion in products that are sold to international customers.

As a result of the TCS acquisition, we believe that international sales as a percentage of our consolidated revenue in future periods will be significantly lower than it was in the past. This expected change is driven by the inclusion in consolidated net sales of safety and security technology solutions (such as 911 call routing) which are primarily sold to U.S. customers.

Gross Profit. Gross profit was $171.2 million and $138.9 million for fiscal 2016 and 2015, respectively, representing an increase of $32.3 million. This increase in gross profit dollars was driven by higher consolidated net sales resulting from the TCS acquisition, partially offset by lower sales of Comtech legacy products. Gross profit, as a percentage of consolidated net sales decreased from 45.2% for fiscal 2015 to 41.7% for fiscal 2016. This decrease is primarily attributable to overall product mix changes resulting primarily from the TCS acquisition, in particular, the inclusion of sales related to TCS government solutions, which have historically had lower gross margins than Comtech's legacy products. Gross profit, as a percentage of related segment sales is further discussed below.

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for fiscal 2016 was higher as compared to fiscal 2015. This increase is primarily driven by the inclusion of sales related to TCS commercial products, which had higher gross margins than Comtech's legacy products.

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for fiscal 2016, was lower as compared to fiscal 2015. This decrease was driven, in part, by the inclusion of sales of TCS government solutions, which had significantly lower gross margins than our legacy over-the-horizon microwave ("troposcatter") product line, high-power broadband amplifiers and our mobile data communications products. Additionally, during fiscal 2016, we experienced a significant drop in sales and related gross margins of our over-the-horizon microwave systems products, as a result of two large international contracts that were nearing completion. Gross profit in both periods includes $10.0 million related to our annual BFT-1 intellectual property license.

Included in consolidated cost of sales for both fiscal 2016 and 2015 are provisions for excess and obsolete inventory of $2.8 million. As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Because our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each individual segment, it is difficult to forecast. Nevertheless, as a result of the full year impact of the TCS acquisition, anticipated mix changes and lower anticipated BFT-1 intellectual property fee revenue, we believe that our fiscal 2017 gross profit, as a percentage of consolidated net sales, will be lower than the gross profit percentage we achieved in fiscal 2016. We have initiated a number of cost-reduction action plans which are currently in-process. As such, it is possible that our consolidated gross profit, as percentage of consolidated net sales could ultimately be higher than we currently expect.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $94.9 million and $62.7 million for fiscal 2016 and 2015, respectively, representing an increase of $32.2 million. The increase in spending is primarily attributable to incremental expenses associated with the increase in the size of our business as a result of the TCS acquisition. As a percentage of consolidated net sales, selling, general and administrative expenses were 23.1% and 20.4% for fiscal 2016 and 2015, respectively.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $3.4 million in fiscal 2016 as compared to $3.5 million in fiscal 2015. This amortization is not allocated to our two reportable operating segments. This decrease is primarily related to changes in the timing of grants for certain stock-based awards.

Our selling, general and administrative expenses for fiscal 2016 reflect a benefit of $0.4 million relating to a change in the fair value of a contingent liability in connection with TCS intellectual property legal matters, which are discussed in "Notes to Consolidated Financial Statements - Note (14)(b) Legal Proceedings and Other Matters," included in "Part II, Item 8. - Financial Statements and Supplementary Data" of this Form 10-K.

Research and Development Expenses. Research and development expenses were $42.2 million and $35.9 million for fiscal 2016 and 2015, respectively, representing an increase of $6.3 million, or 17.5%. The increase in spending is primarily attributable to incremental expenses associated with the TCS product lines, partially offset by lower spending as a result of cost reduction activities and the completion of several research and development projects. As a percentage of consolidated net sales, research and development expenses were 10.3% and 11.7% for fiscal 2016 and 2015.

For fiscal 2016 and 2015, research and development expenses of $33.8 million and $29.7 million, respectively, related to our Commercial Solutions segment, and $8.0 million and $5.6 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.4 and $0.6 million in fiscal 2016 and 2015, respectively, related to the amortization of stock-based compensation expense, which is not allocated to our two reportable operating segments.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During fiscal 2016 and 2015, customers reimbursed us $17.4 million and $9.2 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Acquisition Plan Expenses. As discussed throughout this and prior SEC filings, we had embarked on a focused acquisition plan which culminated with the closing of the acquisition of TCS on February 23, 2016. During fiscal 2016, we incurred approximately $21.3 million of expenses related to this acquisition plan. These expenses include significant amounts associated with the TCS acquisition primarily for: (i) change-in-control payments, (ii) severance, (iii) professional fees for financial and legal advisors for both Comtech and TCS. We also incurred other expenditures such as $9.6 million associated with establishing a $400.0 million Secured Credit Facility which has been capitalized and will be expensed in future periods. There were no comparable expenses in fiscal 2015.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $13.4 million and $6.2 million for fiscal 2016 and 2015, respectively. The significant increase in amortization of intangibles is a result of our acquisition of TCS.

Operating (Loss) Income. Operating loss for fiscal 2016 was approximately $0.6 million as compared to operating income of $34.1 million for fiscal 2015. Excluding $21.3 million of expenses related to our acquisition plan, which culminated in the acquisition of TCS, operating income for fiscal 2016 would have been $20.7 million, or 5.0% of consolidated net sales. Operating income for fiscal 2015, as a percentage of net sales was 11.1%. Consolidated operating income (both in dollars and a percentage of consolidated net sales) was directly impacted by the TCS acquisition (including incremental amortization of intangibles) and by changes in segment operating income contributions as shown in the table below:

	Fiscal Years Ended July 31,
	2016	2015	2016	2015	2016	2015	2016	2015
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$23.3	$20.7	$23.0	$30.0	$(46.8)	$(16.7)	$(0.6)	$34.1
Percentage of related net sales	9.3%	10.2%	14.2%	29.0%	NA	NA	(0.1)%	11.1%

Our Commercial Solutions segment’s operating income, in dollars, reflects incremental contribution associated with TCS commercial solutions sales that were more than offset by significantly lower comparative net sales of Comtech's legacy products. The decrease in operating income as a percentage of our Commercial Solutions segment’s net sales is primarily due to incremental selling, general and administrative expenses and amortization of intangibles associated with the acquisition of TCS.

Our Government Solutions segment’s operating income, in dollars, reflects incremental contribution associated with TCS government solution sales, partially offset by significantly lower comparative net sales of Comtech’s legacy products, in particular, lower sales of our over-the-horizon microwave system products. The decrease in operating income as a percentage of our Government Solutions segment’s net sales is primarily due to the inclusion of sales of TCS government solutions which had significantly lower gross margins than Comtech’s legacy government solutions products.

Unallocated operating expenses, which are included in the above table, were $46.8 million and $16.7 million for fiscal 2016 and 2015, respectively. Fiscal 2016 unallocated expenses include $21.3 million of expense related to our focused acquisition plan, the large majority of which related to activities which resulted in our acquisition of TCS on February 23, 2016. Total amortization of stock-based compensation expense (including amounts recorded in cost of sales, selling, general and administrative expenses and research and development expenses), which is classified as unallocated operating expenses was $4.1 million for fiscal 2016 as compared to $4.4 million in fiscal 2015. Total amortization of stock-based compensation expenses in fiscal 2017 is expected to be higher than the amount we recorded in fiscal 2016 due to increased awards to employees which is largely attributable to our larger work force as a result of the TCS acquisition.

Interest Expense and Other. Interest expense was $7.8 million and $0.5 million for fiscal 2016 and 2015, respectively. Interest expense during fiscal 2016 primarily reflects interest on our $400.0 million Secured Credit Facility related to the TCS acquisition. Based on the type, terms and amount of outstanding debt (including capital leases), we estimate that our effective interest rate (including amortization of deferred financing costs) will range from 5.0% to 6.0% in fiscal 2017.

Interest Income and Other. Interest income and other for both fiscal 2016 and 2015 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits which are currently yielding a blended annual interest rate of approximately 0.43%.

Provision for Income Taxes. During fiscal 2016, we recorded a tax benefit of approximately $0.5 million as a result of our current period operating loss. This tax benefit compared to a tax expense of $10.8 million during fiscal 2015.

Our effective tax rate of 5.5% for fiscal 2016 reflects a net discrete tax expense of approximately $1.0 million, primarily related to the establishment of tax contingencies for uncertain tax positions relating to the payment of certain expenses associated with the TCS acquisition, offset, in part, by the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitation; and the passage of legislation that included the permanent retroactive extension of the research and experimentation credit from December 31, 2014.

Our effective tax rate for fiscal 2015 of 31.6% reflects a discrete tax benefit of approximately $1.0 million, primarily related to (i) the passage of legislation that included the retroactive extension of the research and experimentation credit from December 31, 2013 to December 31, 2014; (ii) the finalization of certain tax deductions in connection with the filing of certain foreign fiscal 2014 income tax returns; and (iii) the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitation. Excluding discrete tax items for fiscal 2016, our effective tax rate would have been 18.0%. This rate was impacted by the non-deductibility of certain transaction costs related to the acquisition of TCS. Excluding discrete tax items for fiscal 2015, our effective tax rate would have been 34.5%. The TCS acquisition significantly impacted our geographical sales mix and has a different spending profile than our legacy business.

In the first quarter of fiscal 2017, we reached an effective settlement with the IRS relating to its audit of our federal income tax return for fiscal 2014. Our federal income tax returns for fiscal 2013 and 2015 are also subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2012 are subject to audit. TCS’s federal income tax returns for calendar year 2013 through 2015 are subject to potential future IRS audit. None of TCS’s state income tax returns prior to calendar year 2011 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Loss (Income). During fiscal 2016, consolidated net loss was $7.7 million as compared to the consolidated net income of $23.2 million that we achieved in fiscal 2015. The net loss during the most recent period is largely attributable to the acquisition plan expenses related to the TCS acquisition and the impact of all of the other aforementioned items discussed above.

Adjusted EBITDA. Our Adjusted EBITDA, a non-GAAP financial measure, represents earnings before income taxes, interest (income) and other expense, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, acquisition plan expenses or strategic alternatives analysis expenses and other. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Our Adjusted EBITDA is also used by our management in assessing the Company's operating results. The Company's definition of Adjusted EBITDA may differ from the definition of EBITDA or Adjusted EBITDA used by other companies (including TCS prior to our acquisition) and, therefore, may not be comparable to similarly titled measures used by other companies. Our Adjusted EBITDA is also a measure frequently requested by the Company's investors and analysts. The Company believes that investors and analysts may use our Adjusted EBITDA, along with other information contained in our SEC filings, in assessing our ability to generate cash flow and service our debt. Adjusted EBITDA (both in dollars and a percentage of related net sales) for both fiscal 2016 and 2015 are shown in the table below:

	Fiscal Years Ended July 31,
	2016	2015	2016	2015	2016	2015	2016	2015
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$22.8	20.5	23.0	30.0	(53.5)	(27.3)	$(7.7)	23.2
Income taxes	0.1	(0.1)	—	—	(0.5)	10.9	(0.5)	10.8
Interest (income) and other expense	0.1	0.1	—	—	(0.2)	(0.5)	(0.1)	(0.4)
Interest expense	0.3	0.3	—	—	7.5	0.2	7.8	0.5
Amortization of stock-based compensation	—	—	—	—	4.1	4.4	4.1	4.4
Amortization of intangibles	10.6	6.2	2.8	—	—	—	13.4	6.2
Depreciation	7.1	5.3	2.0	1.2	0.8	—	9.8	6.5
Acquisition plan expenses	—	—	—	—	21.3	—	21.3	—
Strategic alternatives analysis	—	—	—	—	—	0.6	—	0.6
Adjusted EBITDA	$40.9	32.2	27.8	31.2	(20.7)	(11.7)	$48.1	51.8
Percentage of related net sales	16.4%	15.8%	17.2%	30.2%	NA	NA	11.7%	16.8%

The decrease in consolidated Adjusted EBITDA, in dollars, during fiscal 2016 as compared to fiscal 2015, is primarily attributable to earnings contributions associated with the TCS acquisition being more than offset by lower earnings contributions from Comtech's legacy business. We believe that consolidated Adjusted EBITDA during fiscal 2017 will be higher than in fiscal 2016. Please refer to Note (13) "Segment Information" in our "Notes to Consolidated Financial Statements" for the reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure.

Comparison of Fiscal 2015 and 2014

Net Sales. Consolidated net sales were $307.3 million and $347.2 million for fiscal 2015 and 2014, respectively, representing a decrease of $39.9 million, or 11.5%. Our fiscal 2015 and fiscal 2014 results discussed herein do not reflect any historical results of TCS. As further discussed below, the year-over-year decrease reflects lower net sales in both our Commercial Solutions and Government Solutions segments. Net sales by operating segment are further discussed below.

Commercial Solutions
Net sales in our Commercial Solutions segment were $203.7 million for fiscal 2015, as compared to $228.7 million for fiscal 2014, a decrease of $25.0 million, or 10.9%. This decrease reflects lower comparative net sales of our satellite earth station products, as further discussed below.

Both sales and bookings for our satellite earth station products were significantly lower during fiscal 2015 as compared to fiscal 2014 as a result of challenging international business conditions. Many of our international customers, primarily those located in emerging or developing countries such as Russia, China and Brazil, faced significant economic challenges including the impact of lower oil prices and the strength of the U.S. dollar, the currency in which virtually all of our sales are denominated.

Our Commercial Solutions segment represented 66.3% of consolidated net sales for fiscal 2015 as compared to 65.9% for fiscal 2014.

Government Solutions
Net sales in our Government Solutions segment were $103.6 million for fiscal 2015 as compared to $118.4 million for fiscal 2014, a decrease of $14.8 million or 12.5%, which is largely attributable to lower comparative net sales in our over-the-horizon microwave systems product line, as further discussed below.

Sales of our over-the-horizon microwave systems were significantly lower during fiscal 2015 as compared to fiscal 2014. During fiscal 2015, we continued our ongoing performance on our two large multi-year contracts to design and supply over-the-horizon microwave systems and equipment for use in a North African government's communications network.

Our Government Solutions segment represented 33.7% of consolidated net sales for the fiscal year ended July 31, 2015, as compared to 34.1% for the fiscal year ended July 31, 2014.

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the fiscal years ended July 31, 2015 and 2014 are as follows:

	Fiscal Years Ended July 31,
	2015	2014	2015	2014	2015	2014
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	29.3%	26.0%	33.2%	31.9%	30.6%	28.0%
Domestic	15.9%	13.9%	7.9%	10.1%	13.2%	12.6%
Total U.S.	45.2%	39.9%	41.1%	42.0%	43.8%	40.6%

International	54.8%	60.1%	58.9%	58.0%	56.2%	59.4%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for fiscal 2015 remained constant with fiscal 2014.

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for fiscal 2015, was slightly lower as compared to fiscal 2014. The decrease is primarily the result of changes in overall segment sales mix. In addition, the gross profit during fiscal 2014 reflects $2.0 million of revenue related to the sale of certain SENS technology-based solutions. Gross profit in both periods includes $10.0 million related to our annual BFT-1 intellectual property license.

Included in consolidated cost of sales for fiscal 2015 and 2014 are provisions for excess and obsolete inventory of $2.8 million and $3.0 million, respectively. As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

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

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses were $3.5 million in fiscal 2015 as compared to $3.4 million in fiscal 2014. This amortization is not allocated to our two reportable operating segments.

Research and Development Expenses. Research and development expenses were $35.9 million and $34.1 million for fiscal 2015 and 2014, respectively, representing an increase of $1.8 million, or 5.3%. As a percentage of consolidated net sales, research and development expenses were 11.7% and 9.8% for fiscal 2015 and 2014.

For fiscal 2015 and 2014, research and development expenses of $29.7 million and $29.4 million, respectively, related to our Commercial Solutions segment, and $5.6 million and $4.1 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.6 million in both fiscal 2015 and 2014 related to the amortization of stock-based compensation expense which is not allocated to our two reportable operating segments.

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

	Fiscal Years Ended July 31,
	2015	2014	2015	2014	2015	2014	2015	2014
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$20.7	$25.8	$30.0	$32.7	$(16.7)	$(14.5)	$34.1	$43.9
Percentage of related net sales	10.2%	11.3%	29.0%	27.6%	NA	NA	11.1%	12.6%

Our Commercial Solutions segment operating income (both in dollars and as a percentage of related segment net sales) in fiscal 2015 decreased from 2014 due to declines in revenue and a slight increase in research and development expenses.

Our Government Solutions segment operating income in fiscal 2015 decreased from 2014 due to lower net sales and increased research and development expenses.

Unallocated operating expenses were $16.7 million and $14.5 million for fiscal 2015 and 2014, respectively. Total amortization of stock-based compensation expenses (including amounts recorded in cost of sales, selling, general and administrative expenses and research and development expenses) were $4.4 million for fiscal 2015 as compared to $4.3 million in fiscal 2014.

Interest Expense and Other. Interest expense was $0.5 million and $6.3 million for fiscal 2015 and 2014, respectively. The decrease is primarily the result of the settlement of $200.0 million principal amount of our 3.0% convertible senior notes in May 2014.

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

Net Income. During fiscal 2015, consolidated net income was $23.2 million as compared to consolidated net income of $25.2 million that we achieved during fiscal 2014.

Adjusted EBITDA. Our Adjusted EBITDA, a non-GAAP financial measure, represents earnings before income taxes, interest (income) and other expense, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, acquisition plan expenses or strategic alternatives analysis expenses and other. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Our Adjusted EBITDA is also used by our management in assessing the Company's operating results. The Company's definition of Adjusted EBITDA may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and, therefore, may not be comparable to similarly titled measures used by other companies. Our Adjusted EBITDA is also a measure frequently requested by the Company's investors and analysts. The Company believes that investors and analysts may use our Adjusted EBITDA, along with other information contained in our SEC filings, in assessing our ability to generate cash flow and service our debt. Adjusted EBITDA (both in dollars and a percentage of related net sales) for both fiscal 2015 and 2014 are shown in the table below:

	Fiscal Years Ended July 31,
	2015	2014	2015	2014	2015	2014	2015	2014
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$20.5	25.0	30.0	32.7	(27.3)	(32.6)	23.2	$25.2
Income taxes	(0.1)	0.5	—	—	10.9	12.8	10.8	13.4
Interest (income) and other expense	0.1	—	—	—	(0.5)	(0.9)	(0.4)	(0.9)
Interest expense	0.3	0.2	—	—	0.2	6.1	0.5	6.3
Amortization of stock-based compensation	—	—	—	—	4.4	4.3	4.4	4.3
Amortization of intangibles	6.2	6.3	—	—	—	—	6.2	6.3
Depreciation	5.3	5.3	1.2	1.3	—	0.1	6.5	6.7
Strategic alternatives analysis	—	—	—	(0.1)	0.6	0.2	0.6	0.2
Adjusted EBITDA	$32.2	37.4	31.2	34.0	(11.7)	(10.0)	51.8	$61.3
Percentage of related net sales	15.8%	16.3%	30.2%	28.7%	NA	NA	16.8%	17.7%

The decrease in consolidated Adjusted EBITDA, in dollars, during fiscal 2015 as compared to fiscal 2014, is primarily attributable to the decrease in consolidated sales for fiscal 2015 compared to 2014. Please refer to Note (13) "Segment Information" in our "Notes to Consolidated Financial Statements" for the reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure.

Liquidity and Capital Resources

Our cash and cash equivalents decreased to approximately $66.8 million at July 31, 2016 from $151.0 million at July 31, 2015, a decrease of $84.1 million. The decrease in cash and cash equivalents during fiscal 2016 was primarily driven by the redeployment of cash in connection with the TCS acquisition. The decrease in cash and cash equivalents is further discussed below:

•
Net cash provided by operating activities was approximately $15.0 million for fiscal 2016 as compared to $21.7 million for fiscal 2015. The period-over-period decrease in cash flow from operating activities is attributable to overall changes in net working capital requirements and the timing of billings and payments. Net cash provided by operating activities during fiscal 2016 would have been significantly higher had we not incurred significant acquisition plan expenses related to our TCS acquisition.

•
Net cash used in investing activities for fiscal 2016 was approximately $286.2 million as compared to $3.4 million for fiscal 2015. During fiscal 2016, we paid $280.5 million of cash in connection with the acquisition of TCS, which is net of cash acquired.

•
Net cash provided by financing activities was approximately $187.1 million for fiscal 2016 as compared to net cash used of $21.9 million for fiscal 2015. The significant period-over period increase in cash flow from financing activities is primarily attributable to the $353.9 million proceeds received from the borrowings under a $400.0 million Secured Credit Facility and $95.0 million of net proceeds received from a public offering of our common stock in June 2016. This increase is partially offset by a payment of $134.1 million for debt assumed in connection with the acquisition of TCS. This TCS debt was paid on the closing date of the acquisition or, in the case of TCS's 7.75% convertible senior notes, shortly after we closed the acquisition. In addition, we made $99.1 million of principal repayments for long-term debt, including capital lease obligations. During fiscal 2016, we also paid $9.5 million of net debt issuance costs associated with the Secured Credit Facility. During both fiscal 2016 and 2015, we paid $19.4 million in cash dividends to our shareholders.

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

As discussed further in "Notes to Consolidated Financial Statements - Note (8) - Secured Credit Facility" included in "Part II — Item 8. — Financial Statements and Supplementary Data" and the section above entitled "Business Outlook for Fiscal 2017," we acquired TCS on February 23, 2016 and entered into a five-year Secured Credit Facility, which is described below, in further detail, in the section entitled "Liquidity and Capital Resources - Financing Arrangements - $400.0 Million Secured Credit Facility."

As of July 31, 2016, our material short-term cash requirements primarily consist of: (i) quarterly interest payments and principal repayments associated with the Secured Credit Facility, (ii) capital lease obligations, (iii) our ongoing working capital needs, including income tax payments, and (iv) accrued quarterly dividends.

In June 2016, the Company sold 7,145,000 shares of its common stock in an underwritten-public offering at a price to the public of $14.00 per share, which resulted in proceeds to the Company of approximately $95.0 million, net of underwriting discounts and commissions. The offering was conducted utilizing an existing shelf registration statement on file with the SEC which permits the Company to access public debt and equity markets without delay for regulatory review.

As of July 31, 2016 and October 6, 2016, we were authorized to repurchase up to an additional $8.7 million of our common stock, pursuant to our current $100.0 million stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. There were no repurchases of our common stock during fiscal 2016. During fiscal 2015, we repurchased 175,735 shares of our common stock in open-market transactions with an average price per share of $28.39 and at an aggregate cost of approximately $5.0 million (including transaction costs).

During fiscal 2016, our Board of Directors declared quarterly dividends of $0.30 per common share aggregating $21.5 million, of which $14.6 million was paid during fiscal 2016, with the remainder paid on August 19, 2016. On October 6, 2016, our Board of Directors declared a quarterly dividend of $0.30 per common share, payable on November 22, 2016 to stockholders of record at the close of business on October 21, 2016. This latest dividend declaration represents our twenty-fifth consecutive quarterly dividend. The Board of Directors is currently targeting fiscal 2017 dividend payments aggregating $1.20 per share while at the same time, during the first quarter of fiscal 2017, the Board began further assessing our capital needs generally and the appropriate level of future dividends. Future dividends also remain subject to compliance with financial covenants under our Secured Credit Facility as well as Board approval.

Our material long-term cash requirements primarily consist of mandatory interest payments and principal repayments pursuant to our Secured Credit Facility and payments relating to our capital lease obligations and operating lease commitments. In addition, we expect to make future cash payments of approximately $3.7 million related to our 2009 Radyne-related restructuring plan, including accreted interest. For further information regarding our Radyne restructuring plan, see "Notes to Consolidated Financial Statements – Note (7) Radyne Acquisition-Related Restructuring Plan" included in "Part II — Item 8. — Financial Statements and Supplementary Data."

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

We have historically met both our short-term and long-term cash requirements with funds provided by a combination of cash and cash equivalent balances, cash generated from operating activities and cash generated from financing transactions. Based on our anticipated level of future sales and operating income, we believe that our existing cash and cash equivalent balances, our cash generated from operating activities and amounts potentially available under the Revolving Loan Facility under our Secured Credit Facility will be sufficient to meet both our currently anticipated short-term and long-term operating cash requirements. However, our Senior Credit Facility contains financial covenants that require us to maintain or meet certain financial ratios such as a maximum net leverage ratio of 2.75x Adjusted EBITDA (as defined in the Secured Credit Facility) by the end of our fiscal 2017. Even if we achieve expected financial results in fiscal 2017, it is possible that we may not be able to meet such covenants. We believe we have good working relationships with our financial lenders and ultimately believe we will be able to obtain waivers, if necessary, to remain in compliance should we not be able to meet this net leverage ratio.

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

Financing Arrangements

$400.0 Million Secured Credit Facility
On February 23, 2016, in connection with our acquisition of TCS, we entered into a $400.0 million secured credit facility (the "Secured Credit Facility") with a syndicate of lenders. The Secured Credit Facility provides a secured term loan A facility of $250.0 million (the "Term Loan Facility") and a secured revolving loan facility of up to $150.0 million, including a $25.0 million letter of credit sublimit (the "Revolving Loan Facility" and, together, with the Term Loan Facility, the "Secured Credit Facilities"), each of which matures in five years, on February 23, 2021. The proceeds of these borrowings were used to finance in part our acquisition of TCS, including the repayment of certain existing indebtedness of TCS. During the fiscal year ended July 31, 2016, the Company repaid approximately $97.4 million of principal amount under the Secured Credit Facility, primarily using the net proceeds received from a public offering of our common stock in June 2016.

The Revolving Loan Facility will be used for working capital and other general corporate purposes of the Company and its subsidiaries, including the issuance of letters of credit. Borrowings under the Secured Credit Facility, pursuant to terms defined in the Secured Credit Facility, shall be either (i) Alternate Base Rate ("ABR") borrowings, which bear interest from the applicable borrowing date at a rate per annum equal to (x) the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% per annum and (c) the Adjusted LIBO Rate on such day (or, if such day is not a business day, the immediately preceding business day) plus 1.00% per annum (provided that if the LIBO Rate is less than 1.00%, then the LIBO Rate shall be deemed to be 1.00%), plus (y) the Applicable Rate, or (ii) Eurodollar borrowings, which bear interest from the applicable borrowing date at a rate per annum equal to (x) the Adjusted LIBO Rate for such interest period (provided that if the LIBO Rate is less than 1.00%, then the LIBO Rate shall be deemed to be 1.00%) plus (y) the Applicable Rate. The Applicable Rate is determined based on a pricing grid that is dependent upon our leverage ratio as of the end of each fiscal quarter. The Secured Credit Facility contains customary representations, warranties and affirmative covenants and customary negative covenants, subject to negotiated exceptions, on (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stockholder dividends, and (vii) certain other restrictive agreements. The Secured Credit Facility also contains certain financial covenants and customary events of default (subject to grace periods, as appropriate), such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe the negative covenants and other covenants related to the operation of our business. The obligations under the Secured Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors"). As collateral security for amounts outstanding under our Secured Credit Facility and the guarantees thereof, we and our Subsidiary Guarantors have granted to an administrative agent, for the benefit of the lenders, a lien on, and first priority security interest in, substantially all of our tangible and intangible assets. Capitalized terms used but not defined herein have the meanings set forth for such terms in the credit agreement, dated as of February 23, 2016, pursuant to which the Secured Credit Facility is documented.

Off-Balance Sheet Arrangements
As of July 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Commitments
In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of July 31, 2016, will materially adversely affect our liquidity.

At July 31, 2016, cash payments due under long-term obligations (including interest on our Secured Credit Facility pursuant to the credit agreement), excluding purchase orders that we entered into in our normal course of business, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	2017	2018 and 2019	2020 and 2021	After 2021
Secured Credit Facility, including interest	$302,174	22,236	53,717	226,221	—
Operating lease commitments	55,654	15,310	18,920	11,216	10,208
Capital lease obligations	8,167	3,921	3,942	304	—
Net contractual cash obligations	$365,995	41,467	76,579	237,741	10,208

In fiscal 2015, we entered into a multi-year purchase agreement in the amount of $12.9 million for certain inventory items. Such amount is not included in the above table because the purchase agreement is cancellable at our option. As of July 31, 2016, our maximum liability under this purchase commitment was approximately $2.7 million.

As discussed further in "Notes to Consolidated Financial Statements – Note (17) Stockholders’ Equity," included in "Part II — Item 8. — Financial Statements and Supplementary Data," on October 6, 2016, our Board of Directors declared a cash dividend of $0.30 per common share to be paid on November 22, 2016 to our shareholders of record at the close of business on October 21, 2016. The Board of Directors is currently targeting fiscal 2017 dividend payments aggregating $1.20 per share while at the same time, during the first quarter of fiscal 2017, the Board began further assessing our capital needs generally and the appropriate level of future dividends. Future dividends also remain subject to compliance with financial covenants under our Secured Credit Facility as well as Board approval.

At July 31, 2016, we have approximately $4.7 million of standby letters of credit outstanding under our Secured Credit Facility related to our guarantee of future performance on certain contracts. Such amounts are not included in the above table.

In the ordinary course of business, we include indemnification provisions in certain of our customer contracts. Pursuant to these agreements, we have agreed to indemnify, hold harmless and reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses related to third-party intellectual property claims. It is not possible to determine the maximum potential amount under these agreements due to a history of nominal claims in the Comtech legacy business and the unique facts and circumstances involved in each particular agreement. As discussed further in "Notes to Consolidated Financial Statements - Note (14) - Commitments and Contingencies," TCS is a party to a number of indemnification matters and disputes and we are incurring ongoing legal expenses in connection with these matters. Our insurance policies may not cover the cost of defending indemnification claims or providing indemnification. As a result, pending or future claims asserted against us by a party that we have agreed to indemnify could result in legal costs and damages that could have a material adverse effect on our consolidated results of operations and financial condition.

As of July 31, 2016, our Consolidated Balance Sheet reflects an accrual of $28.1 million related to the fair value of pre-acquisition contingencies for TCS’s intellectual property matters, as discussed further in "Notes to Consolidated Financial Statements - Note(14)(b) - Commitments and Contingencies - Legal Proceedings and Other Matters." included in "Part II — Item 8. — Financial Statements and Supplementary Data." These preliminary estimates of fair values reflect market participant assumptions, as required by FASB ASC 805 “Business Combinations,” and does not reflect our settlement position nor reflect what amounts we may actually may pay if an unfavorable resolution occurs.

We have change in control agreements, severance agreements and indemnification agreements with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of our Company or an involuntary termination of employment without cause.

Our consolidated balance sheet at July 31, 2016 includes total liabilities of $9.2 million for uncertain tax positions, including interest, any or all of which may result in cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

Recent Accounting Pronouncements

We are required to prepare our consolidated financial statements in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") which is the source for all authoritative U.S. generally accepted accounting principles, which is commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs").

As further discussed in "Notes to Consolidated Financial Statements – Note (1)(n) Adoption of Accounting Standards and Updates" included in "Part II — Item 8. — Financial Statements and Supplementary Data," during fiscal 2016, we adopted:

•
FASB ASU No. 2014-08 which changed the definition of discontinued operations and related disclosure requirements. Only those disposed components (or components held-for-sale) representing a strategic shift that have (or will have) a major effect on operations and financial results will be reported as discontinued operations. Continuing involvement will no longer prevent a disposal group from being presented as discontinued operations. Our adoption of this FASB ASU did not have any impact on our consolidated financial statements and or disclosures.

•
FASB ASU No. 2014-16 which requires an entity that issues or invests in hybrid financial instruments, issued in the form of a share, to determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances and including the embedded derivative feature that is being evaluated for separate accounting from the host contract. Our adoption of this FASB ASU did not have any impact on our consolidated financial statements and or disclosures.

•
FASB ASU No. 2015-01 which eliminates the concept of extraordinary items from GAAP and expands the presentation and disclosure guidance for items that are unusual in nature or occur infrequently. Our adoption of this FASB ASU did not have any impact on our consolidated financial statements and or disclosures.

•
FASB ASU No. 2015-02 which amends current consolidation guidance affecting the evaluation of whether certain legal entities should be consolidated. Our adoption of this FASB ASU did not have any impact on our consolidated financial statements and or disclosures.

•
FASB ASU No. 2015-03 which requires that debt issuance costs (which we refer to as deferred financing costs) be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Also, FASB ASU No. 2015-15 was issued in August 2015 and indicates that Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs associated with a line of credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings. As discussed further in Note (8) - "Secured Credit Facility," we presented on our Consolidated Balance Sheet as of July 31, 2016 $3,309,000 and $5,515,000 of net deferred financing costs as a non-current asset in the case of our Revolving Loan Facility and a direct deduction from the carrying amount of the non-current portion of the long-term debt related to our Term Loan Facility.

•
FASB ASU No. 2015-05 which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Our adoption of this FASB ASU did not have any material impact on our consolidated financial statements.

•
FASB ASU No. 2015-07 which removes the requirements to categorize within the fair value hierarchy, and make certain disclosures related to, investments for which fair value is measured using the net asset value per share practical expedient. Our adoption of this FASB ASU did not have any impact on our consolidated financial statements and or disclosures.

•
FASB ASU No. 2015-16 which requires an acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This FASB ASU eliminates the requirement to retrospectively account for the adjustments to provisional amounts in a business combination. As permitted, we adopted this FASB ASU as of February 1, 2016, and will apply this FASB ASU prospectively to our accounting for the TCS acquisition which was completed on February 23, 2016. Our adoption of this FASB ASU did not have any immediate impact on our consolidated financial statements, including disclosures.

•
FASB ASU No. 2015-17 which requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. As discussed further in Note (10) - "Income Taxes," we adopted this FASB ASU prospectively on August 1, 2015 and reclassified our net deferred tax assets and liabilities to the net non-current deferred tax liability in our Consolidated Balance Sheet as of July 31, 2016. No prior periods were retrospectively adjusted.

In addition, the following FASB ASUs have been issued and incorporated into the FASB ASC and have not yet been adopted by us as of July 31, 2016:

•
FASB ASU No. 2014-09, issued in May 2014, which replaces numerous requirements in U.S. GAAP, including industry specific requirements, and provides a single revenue recognition model for contracts with customers. The core principle of the new standard is that a company should record revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, FASB ASU No. 2015-14 was issued to defer the effective date of FASB ASU No. 2014-09 by one year. As a result, FASB ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period (our fiscal year beginning on August 1, 2018), and can be adopted either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period (our fiscal year beginning on August 1, 2017). We are evaluating which transition approach to use and the impact of this FASB ASU on our consolidated financial statements, including financial reporting and disclosures.

•
FASB ASU No. 2014-12, issued in June 2014, which requires that a performance target which affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award at the grant date. This FASB ASU is effective in our first quarter of fiscal 2017, and can be adopted either (a) prospectively to all awards granted or modified after the effective date, or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. As we currently do not have share-based awards outstanding with a performance target that could be achieved after the requisite service period, we do not expect this FASB ASU to impact our consolidated financial statements or disclosures upon adoption.

•
FASB ASU No. 2014-15, issued in August 2014, which provides guidance about management's responsibility to evaluate whether there is a substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. This FASB ASU is effective for the annual period ending after December 15, 2016 (our fiscal year ending on July 31, 2017). Early adoption is permitted. As we currently do not believe that there is a substantial doubt about our ability to continue as a going concern, we do not expect this FASB ASU to impact our consolidated financial statements or disclosures upon adoption.

•
FASB ASU No. 2015-11, issued in July 2015, which simplifies the guidance on the subsequent measurement of inventory other than inventory measured using the last-in, first out or the retail inventory method. This FASB ASU requires in-scope inventory to be subsequently measured at the lower of cost and net realizable value, the latter of which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This FASB ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years (our fiscal year beginning on August 1, 2017), and should be applied prospectively with earlier adoption permitted as of the beginning of an interim or annual reporting period. We are evaluating the impact of this FASB ASU on our consolidated financial statements.

•
FASB ASU No. 2016-01, issued January 2016, is an update to FASB ASC 825 "Financial Instruments" and changes the treatment for available for sale equity investments by recognizing unrealized fair value changes directly in net income, and no longer in other comprehensive income. In addition, the impairment assessment of equity securities without readily determinable fair values is simplified by allowing a qualitative assessment. The FASB ASU eliminates the disclosure requirement of methods and assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet. Additional disclosure of financial assets and financial liabilities by measurement category and form is also required. This FASB ASU is effective for fiscal years beginning after December 15, 2017 (our fiscal year beginning on August 1, 2018), including interim periods within those fiscal years and should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Early adoption of the provisions affecting us is not permitted. As we currently do not hold investments in available for sale securities, we do not expect this FASB ASU to impact our consolidated financial statements or disclosures upon adoption.

•
FASB ASU No. 2016-02, issued in February 2016, which requires lessees to recognize the following for all leases (with the exception of short-term leases): (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, initially measured at the present value of the lease payments; and (ii) a right-of-use asset, which is an asset that represents the lessee's right to use a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. This FASB ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (our fiscal year beginning in August 1, 2019) and should be applied with a modified retrospective approach with early adoption permitted. We are evaluating the impact of this FASB ASU on our consolidated financial statements and or disclosures.

•
FASB ASU No. 2016-09, issued in March 2016, which relates to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. This FASB ASU also clarifies the statement of cash flows presentation for certain components of share-based awards. The effective date for the standard is for interim and annual reporting periods beginning after December 15, 2016 (our fiscal year beginning on August 1, 2017). Early adoption is permitted. We are currently assessing the timing of adoption of this FASB ASU and the impact it will have on our consolidated financial statements and related disclosures.

•
FASB ASU No. 2016-10, issued in April 2016, clarifies revenue recognition under ASUs No. 2014-09 and No. 2015-14 specifically as it pertains to identifying performance obligations and licensing implementation. The effective date for this ASU coincides with the effective date of FASB ASU 2014-09 which is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period (our fiscal year beginning on August 1, 2018), and can be adopted either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period (our fiscal year beginning on August 1, 2017). We are evaluating which transition approach to use and the impact of this FASB ASU on our consolidated financial statements, including financial reporting and disclosures.

•
FASB ASU No. 2016-12, issued in May 2016, clarifies certain aspects of ASUs No. 2014-09 and No. 2015-14. The effective date for this ASU coincides with the effective date of FASB ASU 2014-09 which is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period (our fiscal year beginning on August 1, 2018), and can be adopted either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period (our fiscal year beginning on August 1, 2017). We are evaluating which transition approach to use and the impact of this FASB ASU on our consolidated financial statements, including financial reporting and disclosures.

•
FASB ASU No. 2016-13, issued in June 2016, which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years (our fiscal year beginning August 1, 2020). Early adoption is permitted. We are evaluating the impact of this FASB ASU on our consolidated financial statements.

•
FASB ASU No. 2016-15, issued in August 2016, which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This FASB ASU is effective for fiscal years beginning after December 15, 2017 (our fiscal year beginning August 1, 2018.) This FASB ASU will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. We are evaluating the impact of this FASB ASU on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from borrowings under our Secured Credit Facility. Based on the amount of outstanding debt under our Secured Credit Facility, a hypothetical change in interest rates by 10% would change interest expense by $1.1 million over a one-year period. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We may in the future, in connection with our Secured Credit Facility, revise this policy.

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of July 31, 2016, we had cash and cash equivalents of $66.8 million, which consisted of cash and highly-liquid money market mutual funds, certificates of deposit and bank deposits. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of July 31, 2016, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

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
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by us under the supervision and with the participation of our management, including our President, CEO and Chairman and Chief Financial Officer. Except for the exclusion of the disclosure controls and procedures relating to TeleCommunication Systems, Inc. ("TCS"), as further noted below, based on that evaluation, our President, CEO and Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013). Based on our assessment, we determined that, as of July 31, 2016, our internal control over financial reporting was effective based on those criteria.

We acquired TeleCommunication Systems, Inc. ("TCS") on February 23, 2016. TCS has been excluded from our assessment of internal controls over financial reporting as of July 31, 2016.   TCS’s assets were $591.5 million and net sales were $151.4 million as of and for the approximate five month period ended July 31, 2016.

Deloitte and Touche LLP, our independent registered public accounting firm, has performed an audit of our internal control over financial reporting as of July 31, 2016 based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO. This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data. Deloitte’s audit reports appear on pages F-2 and F-3 of this annual report.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during our fiscal quarter ended July 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information concerning directors and officers is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders (the "Proxy Statement") which will be filed with the Securities and Exchange Commission no more than 120 days after the close of our fiscal year.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) The Registrant’s financial statements together with a separate index are annexed hereto.
(2) The Financial Statement Schedule listed in a separate index is annexed hereto.
(3) Exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
3(a)(i)	Restated Certificate of Incorporation of the Registrant	Exhibit 3(a)(i) to the Registrant’s 2006 Form 10-K
3(a)(ii)	Second Amended and Restated By-Laws of the Registrant	Exhibit 3(ii) to the Registrant’s Form 8-K dated January 18, 2012
10(a)*	Fifth Amended and Restated Employment Agreement dated December 22, 2014, between the Registrant and Fred Kornberg	Exhibit 10.2 to the Registrant’s Form 10-Q filed March 11, 2015
10(b)*	Form of Stock Option Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(f)(7) to the Registrant’s 2005 Form 10-K
10(c)*	Form of Stock Option Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(f)(8) to the Registrant’s 2006 Form 10-K
10(d)*	2001 Employee Stock Purchase Plan	Appendix B to the Registrant’s Proxy Statement dated November 6, 2000
10(e)*	Lease agreement dated September 23, 2011 on the Melville, New York Facility	Exhibit 10(s) to the Registrant's 2011 Form 10-K
10(f)*	Form of Indemnification Agreement between the Registrant and the Named Executive Officers and Certain Other Executive Officers	Exhibit 10.1 to Registrant’s Form 8-K filed on March 8, 2007
10(g)*	Form of Stock Unit Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10.1 to the Registrant's Form 10-Q filed June 7, 2012
10(h)*	Form of Restricted Stock Unit Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10.2 to the Registrant's Form 10-Q filed June 7, 2012
10(i)*	Form of Performance Share Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(s) to the Registrant’s 2012 Form 10-K
10(j)*	2000 Stock Incentive Plan, Amended and Restated, Effective December 10, 2015	Exhibit 10.1 to the Registrant's Form 10-Q filed March 10, 2016
10(k)*	Form of Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(v) to the Registrant's 2013 Form 10-K
10(l)*	Form of Restricted Stock Unit Agreement for Employees pursuant to the 2000 Stock Incentive Plan - 2013	Exhibit 10(w) to the Registrant's 2013 Form 10-K
10(m)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2013	Exhibit 10(x) to the Registrant's 2013 Form 10-K

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
10(n)*	Form of Restricted Stock Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2013	Exhibit 10(y) to the Registrant's 2013 Form 10-K
10(o)*	Form of Performance Share Agreement (eligible for dividend equivalents) (Auto Deferral) pursuant to the 2000 Stock Incentive Plan	Exhibit 10(z) to the Registrant's 2013 Form 10-K
10(p)*	Form of Performance Share Agreement (eligible for dividend equivalents) (Elective Deferral) pursuant to the 2000 Stock Incentive Plan	Exhibit 10(aa) to the Registrant's 2013 Form 10-K
10(q)*	Form of Long-Term Performance Share Award Agreement pursuant to the 2000 Stock Incentive Plan - 2013	Exhibit 10(ab) to the Registrant's 2013 Form 10-K
10(r)*	Form of Share Unit Agreement (eligible for dividend equivalents) for Employees pursuant to the 2000 Stock Incentive Plan	Exhibit 10.2 to the Registrant's Form 10-Q filed December 9, 2013
10(s)*	Form of Long-Term Performance Share Award Agreement pursuant to the 2000 Stock Incentive Plan - 2014	Exhibit 10(ab) to the Registrant's 2014 Form 10-K
10(t)(1)*	Form of Change in Control Agreement (Tier 2) between the Registrant and Named Executive Officers (other than the CEO) and Certain Other Executive Officers	Exhibit 10(ac)(1) to the Registrant's 2014 Form 10-K
10(t)(2)*	Form of Change in Control Agreement (Tier 2) between the Registrant and Named Executive Officers (other than the CEO) and Certain Other Executive Officers (California Employees)	Exhibit 10(ac)(2) to the Registrant's 2014 Form 10-K
10(t)(3)*	Form of Change in Control Agreement (Tier 3) between the Registrant and Certain Non-Executive Officers	Exhibit 10(ac)(3) to the Registrant's 2014 Form 10-K
10(u)*	Retention Agreement dated January 12, 2015, between the Registrant and Robert Rouse	Exhibit 10.3 to the Registrant’s Form 10-Q filed March 11, 2015
10(v)*	Consulting Agreement with Robert McCollum dated July 23, 2015	Exhibit 10(af) to the Registrant's 2015 Form 10-K
10(w)*	Agreement and Plan of Merger, dated as of November 22, 2015, among Comtech Telecommunications Corp., Typhoon Acquisition Corp. and TeleCommunication Systems, Inc.	Exhibit 2.1 to the Registrant’s Form 8-K filed November 23, 2015
10(x)*	Credit Agreement dated as of February 23, 2016, among Comtech Telecommunications Corp., the lenders party thereto and Citibank N.A., as administrative agent and issuing bank	Exhibit 10.1 to the Registrant’s Form 8-K filed February 29, 2016
10(y)*	Form of Restricted Stock Agreement for Employees pursuant to the 2000 Stock Incentive Plan
10(z)*	Form of Restricted Stock Unit Agreement for Employees pursuant to the 2000 Stock Incentive Plan
10(aa)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan
10(ab)*	Form of Restricted Stock Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
10(ac)*	Transition Agreement dated September 28, 2016, between the Registrant and Stanton D. Sloane
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Certification of President, CEO and Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President, CEO and Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

COMTECH TELECOMMUNICATIONS CORP.

October 6, 2016	By: /s/Fred Kornberg
(Date)	Fred Kornberg, Chairman of the Board Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title

October 6, 2016	/s/Fred Kornberg	Chairman of the Board
(Date)	Fred Kornberg	Chief Executive Officer and President
(Principal Executive Officer)

October 6, 2016	/s/Michael D. Porcelain	Senior Vice President and
(Date)	Michael D. Porcelain	Chief Financial Officer (Principal Financial and Accounting Officer)

October 6, 2016	/s/Edwin Kantor	Director
(Date)	Edwin Kantor

October 6, 2016	/s/Ira Kaplan	Director
(Date)	Ira Kaplan

October 6, 2016	/s/Robert G. Paul	Director
(Date)	Robert G. Paul

October 6, 2016	/s/Lawrence J. Waldman	Director
(Date)	Lawrence J. Waldman

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule

Page
Reports of Independent Registered Public Accounting Firms	F- 2

Consolidated Financial Statements:

Balance Sheets as of July 31, 2016 and 2015	F- 5

Statements of Operations for each of the years in the three-year period ended July 31, 2016	F- 6

Statements of Stockholders' Equity for each of the years in the three-year period ended July 31, 2016	F- 7

Statements of Cash Flows for each of the years in the three-year period ended July 31, 2016	F- 8

Notes to Consolidated Financial Statements	F- 10

Additional Financial Information Pursuant to the Requirements of Form 10-K:

Schedule II – Valuation and Qualifying Accounts and Reserves	S- 1

Schedules not listed above have been omitted because they are either not applicable or the required information has been provided elsewhere in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Comtech Telecommunications Corp.
Melville, New York

We have audited the accompanying consolidated balance sheets of Comtech Telecommunications Corp. and subsidiaries (the "Company") as of July 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audit also included the information for the years ended July 31, 2016 and 2015 in the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The consolidated financial statements and financial statement schedule of the Company for the year ended July 31, 2014, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 13 to the consolidated financial statements, were audited by other auditors whose report, dated October 9, 2014, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Comtech Telecommunications Corp. and subsidiaries as of July 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the information for the years ended July 31, 2016 and 2015 included in such financial statement schedule, when considered in relation to the basic 2016 and 2015 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited the adjustments to the 2014 consolidated financial statements to retrospectively adjust the disclosures for a change in the composition of reportable segments in 2016, as discussed in Note 13 to the consolidated financial statements. Our procedures included agreeing amounts presented within the footnote to the Company’s consolidation reports and underlying accounting records and ensuring the mathematical accuracy of all calculations. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2014 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2014 consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 6, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Jericho, New York
October 6, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Comtech Telecommunications Corp.
Melville, New York

We have audited the internal control over financial reporting of Comtech Telecommunications Corp. and subsidiaries (the "Company") as of July 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at TeleCommunication Systems, Inc. (together with its parent company and subsidiaries, “TCS”), which was acquired on February 23, 2016. TCS’s assets were $591.5 million and net sales were $151.4 million as of and for the approximate five month period ended July 31, 2016. Accordingly, our audit did not include the internal control over financial reporting at TCS. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended July 31, 2016 of the Company and our report dated October 6, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

Jericho, New York
October 6, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Comtech Telecommunications Corp.:
We have audited, before the effects of the adjustments to retrospectively reflect the change in the composition of reportable segments described in Note 13, the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Comtech Telecommunications Corp. for the year ended July 31, 2014. In connection with our audit of these consolidated financial statements, we also have audited the information for the year ended July 31, 2014 in the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
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
In our opinion, the consolidated financial statements referred to above, before the effects of the adjustments to retrospectively reflect the change in the composition of reportable segments described in Note 13, present fairly, in all material respects, the results of operations and the cash flows of Comtech Telecommunications Corp. for the year ended July 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the information for the year ended July 31, 2014 included in the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the change in the composition of reportable segments described in Note 13 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by a successor auditor.

Melville, New York
October 9, 2014

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
As of July 31, 2016 and 2015

Assets	2016	2015
Current assets:
Cash and cash equivalents	$66,805,000	150,953,000
Accounts receivable, net	150,967,000	69,255,000
Inventories, net	71,354,000	62,068,000
Prepaid expenses and other current assets	14,513,000	7,396,000
Deferred tax asset, net	—	11,084,000
Total current assets	303,639,000	300,756,000

Property, plant and equipment, net	38,667,000	15,370,000
Goodwill	287,618,000	137,354,000
Intangibles with finite lives, net	284,694,000	20,009,000
Deferred financing costs, net	3,309,000	—
Other assets, net	3,269,000	388,000
Total assets	$921,196,000	473,877,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,462,000	15,708,000
Accrued expenses and other current liabilities	98,034,000	29,470,000
Dividends payable	7,005,000	4,839,000
Customer advances and deposits	29,665,000	14,320,000
Current portion of long-term debt	11,067,000	—
Current portion of capital lease obligations	3,592,000	—
Interest payable	1,321,000	—
Total current liabilities	184,146,000	64,337,000

Non-current portion of long-term debt, net	239,969,000	—
Non-current portion of capital lease obligations	4,021,000	—
Income taxes payable	2,992,000	1,573,000
Deferred tax liability, net	9,798,000	2,925,000
Customer advances and deposits, non-current	5,764,000	—
Other liabilities	4,105,000	3,633,000
Total liabilities	450,795,000	72,468,000
Commitments and contingencies (See Note 14)
Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 38,367,997 shares and 31,165,401 shares at July 31, 2016 and 2015, respectively	3,837,000	3,117,000
Additional paid-in capital	524,797,000	427,083,000
Retained earnings	383,616,000	413,058,000
	912,250,000	843,258,000
Less:
Treasury stock, at cost (15,033,317 shares at July 31, 2016 and 2015)	(441,849,000)	(441,849,000)
Total stockholders’ equity	470,401,000	401,409,000
Total liabilities and stockholders’ equity	$921,196,000	473,877,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
Fiscal Years Ended July 31, 2016, 2015 and 2014

	2016	2015	2014
Net sales	$411,004,000	307,289,000	347,150,000
Cost of sales	239,767,000	168,405,000	195,712,000
Gross profit	171,237,000	138,884,000	151,438,000

Expenses:
Selling, general and administrative	94,932,000	62,680,000	67,147,000
Research and development	42,190,000	35,916,000	34,108,000
Acquisition plan expenses	21,276,000	—	—
Amortization of intangibles	13,415,000	6,211,000	6,285,000
	171,813,000	104,807,000	107,540,000

Operating (loss) income	(576,000)	34,077,000	43,898,000

Other expenses (income):
Interest expense and other	7,750,000	479,000	6,304,000
Interest income and other	(134,000)	(405,000)	(913,000)

(Loss) income before (benefit from) provision for income taxes	(8,192,000)	34,003,000	38,507,000
(Benefit from) provision for income taxes	(454,000)	10,758,000	13,356,000

Net (loss) income	$(7,738,000)	23,245,000	25,151,000
Net (loss) income per share:
Basic	$(0.46)	1.43	1.58
Diluted	$(0.46)	1.42	1.37

Weighted average number of common shares outstanding – basic	16,972,000	16,203,000	15,943,000

Weighted average number of common and common equivalent shares outstanding – diluted	16,972,000	16,418,000	20,906,000

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$1.20	1.20	1.175

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Fiscal Years Ended July 31, 2016, 2015 and 2014

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2013	29,066,792	$2,907,000	$363,888,000	$403,398,000	12,608,501	$(366,131,000)	$404,062,000
Equity-classified stock award compensation	—	—	4,242,000	—	—	—	4,242,000
Equity-classified stock awards issued	—	—	139,000	—	—	—	139,000
Proceeds from exercise of options	255,094	26,000	6,032,000	—	—	—	6,058,000
Proceeds from issuance of employee stock purchase plan shares	38,571	4,000	909,000	—	—	—	913,000
Common stock issued for net settlement of stock-based awards	85,108	8,000	(1,159,000)	—	—	—	(1,151,000)
Debt converted to shares of common stock	1,570,904	157,000	49,596,000	—	—	—	49,753,000
Cash dividends declared	—	—	—	(18,993,000)	—	—	(18,993,000)
Accrual of dividend equivalents	—	—	—	(113,000)	—	—	(113,000)
Net income tax shortfall from settlement of stock-based awards	—	—	(466,000)	—	—	—	(466,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(1,941,000)	—	—	—	(1,941,000)
Repurchases of common stock	—	—	—	—	2,249,081	(70,729,000)	(70,729,000)
Net income	—	—	—	25,151,000	—	—	25,151,000
Balance as of July 31, 2014	31,016,469	3,102,000	421,240,000	409,443,000	14,857,582	(436,860,000)	396,925,000
Equity-classified stock award compensation	—	—	4,387,000	—	—	—	4,387,000
Proceeds from exercise of options	50,000	5,000	1,434,000	—	—	—	1,439,000
Proceeds from issuance of employee stock purchase plan shares	34,310	3,000	914,000	—	—	—	917,000
Common stock issued for net settlement of stock-based awards	64,622	7,000	(480,000)	—	—	—	(473,000)
Cash dividends declared	—	—	—	(19,406,000)	—	—	(19,406,000)
Accrual of dividend equivalents	—	—	—	(224,000)	—	—	(224,000)
Net income tax shortfall from settlement of stock-based awards	—	—	(341,000)	—	—	—	(341,000)
Reversal of deferred tax assets associated with debt converted to shares of common stock	—	—	(58,000)	—	—	—	(58,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(13,000)	—	—	—	(13,000)
Repurchases of common stock	—	—	—	—	175,735	(4,989,000)	(4,989,000)
Net income	—	—	—	23,245,000	—	—	23,245,000
Balance as of July 31, 2015	31,165,401	3,117,000	427,083,000	413,058,000	15,033,317	(441,849,000)	401,409,000
Common stock issued from equity offering, net of issuance costs	7,145,000	715,000	93,355,000	—	—	—	94,070,000
Equity-classified stock award compensation	—	—	4,076,000	—	—	—	4,076,000
Proceeds from issuance of employee stock purchase plan shares	45,319	4,000	672,000	—	—	—	676,000
Common stock issued for net settlement of stock-based awards	12,277	1,000	(106,000)	—	—	—	(105,000)
Cash dividends declared	—	—	—	(21,549,000)	—	—	(21,549,000)
Accrual of dividend equivalents	—	—	—	(155,000)	—	—	(155,000)
Net income tax shortfall from settlement of stock-based awards	—	—	(27,000)	—	—	—	(27,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(256,000)	—	—	—	(256,000)
Net loss	—	—	—	(7,738,000)	—	—	(7,738,000)
Balance as of July 31, 2016	38,367,997	$3,837,000	$524,797,000	$383,616,000	15,033,317	$(441,849,000)	$470,401,000
See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Consolidated Statements of Cash Flows Fiscal Years Ended July 31, 2016, 2015 and 2014

	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(7,738,000)	23,245,000	25,151,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	9,830,000	6,525,000	6,721,000
Amortization of intangible assets with finite lives	13,415,000	6,211,000	6,285,000
Amortization of stock-based compensation	4,117,000	4,363,000	4,263,000
Amortization of deferred financing costs	795,000	65,000	1,107,000
(Gain) loss on disposal of property, plant and equipment	(21,000)	3,000	13,000
Change in fair value of contingent liability	(359,000)	—	(239,000)
Provision for allowance for doubtful accounts	907,000	764,000	120,000
Provision for excess and obsolete inventory	2,780,000	2,813,000	2,952,000
Excess income tax benefit from stock-based award exercises	(28,000)	(148,000)	(738,000)
Deferred income tax benefit	(3,241,000)	(2,365,000)	(404,000)
Changes in assets and liabilities, net of effects of business acquisition:
Accounts receivable	5,806,000	(15,132,000)	(5,092,000)
Inventories	8,280,000	(3,446,000)	1,250,000
Prepaid expenses and other current assets	2,112,000	543,000	(1,879,000)
Other assets	(86,000)	(39,000)	46,000
Accounts payable	(1,255,000)	(3,194,000)	512,000
Accrued expenses and other current liabilities	(13,465,000)	(815,000)	(840,000)
Customer advances and deposits	(6,397,000)	1,631,000	(2,195,000)
Other liabilities, non-current	(882,000)	(931,000)	300,000
Interest payable	1,292,000	(29,000)	(1,372,000)
Income taxes payable	(892,000)	1,662,000	(1,373,000)
Net cash provided by operating activities	14,970,000	21,726,000	34,588,000
Cash flows from investing activities:
Payments for business acquisition, net of cash acquired	(280,535,000)	—	—
Purchases of property, plant and equipment	(5,667,000)	(3,362,000)	(4,937,000)
Net cash used in investing activities	(286,202,000)	(3,362,000)	(4,937,000)
Cash flows from financing activities:
Borrowings of debt	353,904,000	—	—
Proceeds received from equity offering	95,029,000	—	—
Required payments for debt assumed for business acquisition	(134,101,000)	—	—
Repayment of long-term debt including capital lease obligations	(99,106,000)	—	(149,963,000)
Cash dividends paid	(19,406,000)	(19,426,000)	(18,677,000)
Payment of deferred financing costs	(9,464,000)	—	(84,000)
Payment of issuance costs related to equity offering	(476,000)	—	—
Repurchases of common stock	—	(4,989,000)	(70,729,000)
Proceeds from exercises of stock options	—	1,439,000	6,058,000
Proceeds from issuance of employee stock purchase plan shares	676,000	917,000	913,000
Excess income tax benefit from stock-based award exercises	28,000	148,000	738,000
Payment of contingent consideration related to business acquisition	—	—	(49,000)
Net cash provided by (used in) financing activities	187,084,000	(21,911,000)	(231,793,000)
			(Continued)

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Consolidated Statements of Cash Flows (continued) Fiscal Years Ended July 31, 2016, 2015 and 2014

	2016	2015	2014
Net decrease in cash and cash equivalents	$(84,148,000)	(3,547,000)	(202,142,000)

Cash and cash equivalents at beginning of year	150,953,000	154,500,000	356,642,000

Cash and cash equivalents at end of year	$66,805,000	150,953,000	154,500,000

Supplemental cash flow disclosure
Cash paid during the year for:
Interest	$5,307,000	117,000	6,274,000
Income taxes, net	$3,678,000	11,441,000	15,134,000

Non-cash investing and financing activities:
Capital lease obligations incurred (excluding the effect of business acquisition)	$373,000	—	—

Accrued fixed asset additions	$346,000	$—	$—

Cash dividends declared but unpaid (including accrual of dividend equivalents)	$7,462,000	5,164,000	4,960,000

Accrued issuance costs related to equity offering	$636,000	—	—

Accrued deferred financing costs	$155,000	—	—

Equity-classified stock awards issued	$—	—	139,000

Principal amount of 3.0% convertible senior notes converted into common stock	$—	—	50,037,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting and Reporting Policies

(a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Comtech Telecommunications Corp. and its subsidiaries ("Comtech," "we," "us," or "our"), all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Nature of Business

We design, develop, produce and market innovative products, systems and services for advanced communications solutions. We conduct our business through two reportable operating segments: Commercial Solutions and Government Solutions.

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

International sales expose us to certain risks, including barriers to trade, fluctuations in foreign currency exchange rates (which may make our products less price competitive), political and economic instability, availability of suitable export financing, export license requirements, tariff regulations, and other United States ("U.S.") and foreign regulations that may apply to the export of our products, as well as the generally greater difficulties of doing business abroad. We attempt to reduce the risk of doing business in foreign countries by seeking contracts denominated in U.S. dollars, advance or milestone payments, credit insurance and irrevocable letters of credit in our favor.

(c)	Revenue Recognition

Revenue is generally recognized when the earnings process is complete, upon shipment or customer acceptance. Revenue from contracts relating to the design, development or manufacture of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts is generally recognized in accordance with the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") 605-35 "Revenue Recognition — Construction-Type and Production-Type Contracts" ("FASB ASC 605-35"). We primarily apply the percentage-of-completion method and generally recognize revenue based on the relationship of total costs incurred to total projected costs, or, alternatively, based on output measures, such as units delivered or produced. Profits expected to be realized on such contracts are based on total estimated sales for the contract compared to total estimated costs, including warranty costs, at completion of the contract. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Provision for anticipated losses on uncompleted contracts is made in the period in which such losses become evident. Long-term, U.S. government, cost-reimbursable type contracts are also specifically covered by FASB ASC 605-35.

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

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

In fiscal 2016, 73.6% and 26.4% of our consolidated U.S. government net sales were derived from firm fixed-price and cost-reimbursable type contracts, respectively. Under firm fixed-price contracts, we perform for an agreed-upon price and we can derive benefits from cost savings, but bear the risk of cost overruns. Our cost-reimbursable type contracts typically provide for reimbursement of allowable costs incurred plus a negotiated fee. Cost-plus-incentive-fee orders typically provide for sharing with the U.S. government savings accrued from orders performed for less than the target costs and costs incurred in excess of targets up to a negotiated ceiling price (which is higher than the target cost), and for the supplier to carry the entire burden of costs exceeding the negotiated ceiling price.

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

Revenues from contracts that contain multiple elements that are not accounted for under the percentage-of-completion method are accounted for in accordance with FASB ASC 605-25 "Revenue Recognition — Multiple Element Arrangements," as amended by FASB Accounting Standards Update ("ASU") No. 2009-13, which, among other things, requires revenue to be allocated to each element based on the relative selling price method.

(d)	Cash and Cash Equivalents

Our cash equivalents are short-term, highly liquid investments that are both readily convertible to known amounts of cash and have insignificant risk of change in value as a result of changes in interest rates. Our cash and cash equivalents, as of July 31, 2016 and 2015, amounted to $66,805,000 and $150,953,000, respectively, and primarily consist of money market mutual funds (both government and commercial), certificates of deposit, bank deposits and U.S. Treasury securities (with maturities at the time of purchase of three months or less). Many of our money market mutual funds invest in direct obligations of the U.S. government, bank securities guaranteed by the Federal Deposit Insurance Corporation, certificates of deposits and commercial paper and other securities issued by other companies. None of our cash equivalents include municipal auction-rate securities. Cash equivalents are carried at cost, which approximates fair value.

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

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with the FASB ASC 350, "Intangibles – Goodwill and Other," goodwill is not amortized. We periodically, at least on an annual basis in the first quarter of each fiscal year, review goodwill, considering factors such as projected cash flows and revenue and earnings multiples, to determine whether the carrying value of the goodwill is impaired. If the goodwill is deemed to be impaired, the difference between the carrying amount reflected in the consolidated financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. We define our reporting units to be the same as our operating segments.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

We performed our annual goodwill impairment assessment for fiscal 2017 on August 1, 2016 (the start of our first quarter of fiscal 2017). See Note (15) - "Goodwill" for more information. Unless there are future indicators that the fair value of a reporting unit is more likely than not less than its carrying value, such as a significant adverse change in our future financial performance, our next impairment assessment for goodwill will be performed and completed in the first quarter of fiscal 2018. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

We charge research and development costs to operations as incurred, except in those cases in which such costs are reimbursable under customer funded contracts. In fiscal 2016, 2015 and 2014, we were reimbursed by customers for such activities in the amount of $17,432,000, $9,229,000 and $13,103,000, respectively. These amounts are not reflected in the reported research and development expenses in each of the respective periods, but are included in net sales with the related costs included in cost of sales in each of the respective periods.

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

Our basic earnings per share ("EPS") is computed based on the weighted average number of common shares (including vested but unissued stock units, share units, performance shares, restricted stock units ("RSUs") and restricted stock), outstanding during each respective period. Our diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of equity-classified stock-based awards and convertible senior notes, if dilutive, outstanding during each respective period. Pursuant to FASB ASC 260, "Earnings Per Share," equity-classified stock-based awards that are subject to performance conditions are not considered in our diluted EPS calculations until the respective performance conditions have been satisfied. When calculating our diluted earnings per share, we consider (i) the amount an employee must pay upon assumed exercise of stock-based awards; (ii) the amount of stock-based compensation cost attributed to future services and not yet recognized; and (iii) the amount of excess tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of in-the-money stock-based awards. This excess tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial reporting purposes.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

There were no purchases of our common stock during the fiscal year ended July 31, 2016. Weighted-average basic and diluted shares outstanding for the fiscal years ended July 31, 2015 and 2014 reflect a reduction of approximately 64,000 and 1,039,000 shares as a result of the repurchase of our common shares during the respective periods. See Note (17) – "Stockholders’ Equity" for more information.

Weighted average stock options and RSUs outstanding to purchase 2,350,000, 570,000 and 599,000 shares for fiscal 2016, 2015 and 2014, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 147,000, 119,000 and 81,000 weighted average RSUs with performance measures (which we refer to as performance shares) outstanding for fiscal 2016, 2015 and 2014, respectively, as the respective performance conditions have not yet been satisfied. However, the compensation expense related to these awards is included in net income (the numerator) for EPS calculations for each respective period.

Our basic and diluted EPS calculations for fiscal 2016 include the impact of common shares issued from a public offering in June 2016. Our basic and diluted EPS calculations for fiscal 2014 include the impact of the conversion of a portion of our 3.0% convertible senior notes in April and May 2014. See Note (17) – "Stockholders’ Equity" for more information.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Fiscal Years Ended July 31,
	2016	2015	2014
Numerator:
Net (loss) income for basic calculation	$(7,738,000)	23,245,000	25,151,000
Effect of dilutive securities:
Interest expense (net of tax) on 3.0% convertible senior notes	—	—	3,394,000
Numerator for diluted calculation	$(7,738,000)	23,245,000	28,545,000

Denominator:
Denominator for basic calculation	16,972,000	16,203,000	15,943,000
Effect of dilutive securities:
Stock-based awards	—	215,000	254,000
Conversion of 3.0% convertible senior notes	—	—	4,709,000
Denominator for diluted calculation	16,972,000	16,418,000	20,906,000

(j)	Fair Value Measurements and Financial Instruments

As of July 31, 2015, we had approximately $3,130,000 consisting primarily of money market mutual funds which are classified as cash and cash equivalents in our Consolidated Balance Sheets. These money market mutual funds are recorded at their current fair value. FASB ASC 820, "Fair Value Measurements and Disclosures," defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, using the fair value hierarchy described in FASB ASC 820, we valued our money market mutual funds using Level 1 inputs that were based on quoted market prices. As of July 31, 2016, we did not have any investments in money market mutual funds.

The carrying amounts of our other current financial assets and liabilities, including accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term maturities.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The fair value of the long-term portion of our Secured Credit Facility as of July 31, 2016 approximates its carrying amount due to its variable interest rate and pricing grid that is dependent upon our leverage ratio as of the end of each fiscal quarter. We believe the fair value of our non-current portion of capital lease obligations, which currently has blended interest rates of 5.40%, would not be materially different than its $4,021,000 carrying value as of July 31, 2016.

As of July 31, 2016 and 2015, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

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

In accordance with FASB ASC 220, "Comprehensive Income," we report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive (loss) income was the same as our net (loss) income in fiscal 2016, 2015 and 2014.

(m) Reclassifications

As discussed in more detail in Note (13) - "Segment Information," we changed the way we report and evaluate segment information. We had previously reported three reportable segments: Telecommunications Transmission, RF Microwave Amplifiers and Mobile Data Communications. Beginning with our third quarter of fiscal 2016, we began managing our business in two reportable segments: Commercial Solutions and Government Solutions. Accordingly, certain prior period amounts have been reclassified to conform to current year presentation.

(n) Adoption of Accounting Standards and Updates

We are required to prepare our consolidated financial statements in accordance with the FASB ASC which is the source for all authoritative U.S. generally accepted accounting principles, which are commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as ASUs. During fiscal 2016, we adopted:

•
FASB ASU No. 2014-08 which changed the definition of discontinued operations and related disclosure requirements. Only those disposed components (or components held-for-sale) representing a strategic shift that have (or will have) a major effect on operations and financial results will be reported as discontinued operations. Continuing involvement will no longer prevent a disposal group from being presented as discontinued operations. Our adoption of this FASB ASU did not have any impact on our consolidated financial statements and or disclosures.

•
FASB ASU No. 2014-16 which requires an entity that issues or invests in hybrid financial instruments, issued in the form of a share, to determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances and including the embedded derivative feature that is being evaluated for separate accounting from the host contract. Our adoption of this FASB ASU did not have any impact on our consolidated financial statements and or disclosures.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

•
FASB ASU No. 2015-01 which eliminates the concept of extraordinary items from GAAP and expands the presentation and disclosure guidance for items that are unusual in nature or occur infrequently. Our adoption of this FASB ASU did not have any impact on our consolidated financial statements and or disclosures.

•
FASB ASU No. 2015-02 which amends current consolidation guidance affecting the evaluation of whether certain legal entities should be consolidated. Our adoption of this FASB ASU did not have any impact on our consolidated financial statements and or disclosures.

•
FASB ASU No. 2015-03 which requires that debt issuance costs (which we refer to as deferred financing costs) be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Also, FASB ASU No. 2015-15 was issued in August 2015 and indicates that Securities and Exchange Commission staff would not object to an entity deferring and presenting debt issuance costs associated with a line of credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings. As discussed further in Note (8) - "Secured Credit Facility," we presented on our Consolidated Balance Sheet as of July 31, 2016 $3,309,000 and $5,515,000 of net deferred financing costs as a non-current asset in the case of our Revolving Loan Facility and a direct deduction from the carrying amount of the non-current portion of the long-term debt related to our Term Loan Facility.

•
FASB ASU No. 2015-05 which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Our adoption of this FASB ASU did not have any material impact on our consolidated financial statements.

•
FASB ASU No. 2015-07 which removes the requirements to categorize within the fair value hierarchy, and make certain disclosures related to, investments for which fair value is measured using the net asset value per share practical expedient. Our adoption of this FASB ASU did not have any impact on our consolidated financial statements and or disclosures.

•
FASB ASU No. 2015-16 which requires an acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This FASB ASU eliminates the requirement to retrospectively account for the adjustments to provisional amounts in a business combination. As permitted, we adopted this FASB ASU as of February 1, 2016, and will apply this FASB ASU to our accounting for the TCS acquisition which was completed on February 23, 2016.

•
FASB ASU No. 2015-17 which requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. As discussed further in Note (10) - "Income Taxes," we adopted this FASB ASU prospectively on August 1, 2015 and reclassified our net deferred tax assets and liabilities to the net non-current deferred tax liability in our Consolidated Balance Sheet as of July 31, 2016. No prior periods were retrospectively adjusted.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2) Acquisition
In connection with our focused acquisition plan, on February 23, 2016, we completed the acquisition of TeleCommunication Systems, Inc. ("TCS"), pursuant to the Agreement and Plan of Merger, dated as of November 22, 2015 (the "Merger Agreement"), among Comtech, TCS and Typhoon Acquisition Corp., a Maryland corporation and a direct, wholly owned subsidiary of Comtech ("Merger Sub").
TCS is a leading provider of commercial solutions such as public safety systems and enterprise application technologies and government solutions such as command and control (also known as Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance ("C4ISR") applications). The TCS acquisition resulted in Comtech entering complementary markets and expanding our domestic and international commercial offerings. TCS is now a wholly-owned subsidiary of Comtech.
The acquisition has a preliminary aggregate purchase price for accounting purposes of approximately $340,432,000 (also referred to as the transaction equity value) and an enterprise value of approximately $423,629,000. The fair value of consideration transferred in connection with the TCS acquisition was approximately $280,535,000 in cash, which is net of $59,897,000 of cash acquired. We funded the acquisition (including approximately $48,000,000 of transaction and merger related expenditures) and repaid $134,101,000 of debt assumed in connection with the acquisition by redeploying a significant amount of our combined cash and cash equivalents, with the remaining funds coming from, as discussed further in Note (8) - "Secured Credit Facility," a $400,000,000 Secured Credit Facility (the "Secured Credit Facility.")
We have incurred and expect to incur transaction and merger related expenditures totaling $48,000,000, which includes significant amounts for: (i) change-in-control payments, (ii) severance, (iii) costs associated with establishing our Secured Credit Facility and equity offering, and (iv) professional fees for financial and legal advisors for both Comtech and TCS. For the fiscal year ended July 31, 2016, acquisition plan expenses were approximately $21,276,000, and primarily related to the TCS acquisition. The remaining transaction and merger related expenditures have been accounted for by TCS prior to being acquired by Comtech or have been capitalized (such as deferred financing costs) or recorded as a reduction to additional paid-in capital (such as issuance costs related to our June 2016 equity offering) on our Consolidated Balance Sheet.
Our consolidated financial results for the fiscal year ended July 31, 2016 include approximately $151,365,000 of net sales and $3,804,000 of operating income, excluding acquisition plan expenses, from TCS's operations.
We are accounting for the TCS acquisition under the acquisition method of accounting in accordance with FASB ASC 805, "Business Combinations." The purchase price was allocated to the assets acquired and liabilities assumed, based on their fair value at February 23, 2016, pursuant to the business combination accounting rules. Acquisition-related transaction costs are not included as components of consideration transferred but are expensed in the period incurred. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in connection with the TCS acquisition:

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

	Preliminary Purchase Price Allocation(1)	Measurement Period Adjustments(2)	Purchase Price Allocation (as adjusted)
Shares of TCS common stock purchased	$318,605,000	—	318,605,000
Stock-based awards settled	21,827,000	—	21,827,000
Aggregate purchase price at fair value	$340,432,000	—	340,432,000
Allocation of aggregate purchase price:
Cash and cash equivalents	$59,897,000	—	59,897,000
Current assets	115,797,000	(130,000)	115,667,000
Deferred tax assets, net, non-current	72,700,000	10,820,000	83,520,000
Property, plant and equipment	26,720,000	—	26,720,000
Other assets, non-current	2,641,000	—	2,641,000
Current liabilities (excluding interest accrued on debt)	(87,700,000)	(32,056,000)	(119,756,000)
Debt (including interest accrued)	(134,101,000)	—	(134,101,000)
Capital lease obligations	(8,993,000)	—	(8,993,000)
Other liabilities	(9,156,000)	—	(9,156,000)
Net tangible assets at fair value	$37,805,000	(21,366,000)	16,439,000
Identifiable intangible assets, deferred taxes and goodwill:				Estimated Useful Lives
Customer relationships and backlog	$225,900,000	(2,800,000)	223,100,000	21 years
Trade names	20,000,000	—	20,000,000	10 to 20 years
Technology	35,000,000	—	35,000,000	5 to 15 years
Deferred tax liabilities	(105,422,000)	1,051,000	(104,371,000)
Goodwill	127,149,000	23,115,000	150,264,000	Indefinite
Allocation of aggregate purchase price	$340,432,000	—	340,432,000

(1)	As initially reported in the Company's Quarterly Report on Form 10-Q for the three and nine months ended April 30, 2016.

(2)
Principally relate to (i) an increase in the estimated fair value of contingent liabilities associated with TCS’s intellectual property matters, as discussed in more detail in Note (14) (b) - "Commitments and Contingencies - Legal Proceedings and Other Matters"; (ii) an increase in the preliminary estimate of fair value at the date of acquisition of the contingent liability related to the warranty obligations for our 911 call handling software that was assumed by the Company upon acquisition; (iii) revisions to the estimated fair value of intangible assets; and (iv) the related adjustments to deferred income taxes. These measurement period adjustments were recorded to better reflect estimated fair values of the assets acquired and the liabilities assumed in connection with the TCS acquisition based on facts and circumstances that existed as of the acquisition date.

The preliminary estimated fair value of contingent liabilities associated with TCS's intellectual property matters was determined using unobservable Level 3 inputs and based on discounted cash flows that reflect significant management estimates and assumptions, including: (i) possible outcomes for each case; (ii) timing of each possible outcome; (iii) probability of each possible outcome; (iv) estimated settlement and damages payments for each possible outcome; (v) potential legal fees to reach each outcome; and (vi) discount rate reflecting the credit risk of the Company.
The acquired identifiable intangible assets are being amortized on a straight-line basis, which we believe approximates the pattern in which the assets are utilized, over their estimated useful lives. The fair value of technologies and trade names was based on the discounted capitalization of royalty expense saved because we now own the assets. The estimated fair value of customer relationships and backlog was primarily based on the value of the discounted cash flows that the related intangible asset could be expected to generate in the future. Among the factors contributing to the recognition of goodwill, as a component of the purchase price allocation, were synergies in products and technologies and the addition of a skilled, assembled workforce. This goodwill has been assigned to our Government Solutions and Commercial Solutions segments based on specific identification and, while generally not deductible for income tax purposes, certain goodwill related to previous business combinations by TCS will be deductible for income tax purposes.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The allocation of the aggregate purchase price for TCS was based upon a valuation and estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the acquisition date). While substantially complete, the primary areas of the purchase price allocation for TCS not yet finalized include income taxes, pre-acquisition contingencies for TCS's intellectual property matters that existed as of the acquisition date (see the "Legal Proceedings and Other Matters" section of Note (14) "Commitments and Contingencies"), loss contracts related to our 911 call handling software and residual goodwill.
The unaudited pro forma financial information in the table below for the fiscal year ended July 31, 2016 is presented as if Comtech's acquisition of TCS had occurred on August 1, 2014, and combines Comtech’s historical statement of operations for the fiscal year ended July 31, 2016 (which includes TCS's results of operations since the acquisition date of February 23, 2016) with TCS's historical statement of operations for the trailing five months ended December 31, 2015 and TCS's historical statement of operations for the stub period beginning January 1, 2016 and ended February 23, 2016. TCS's historical statement of operations for the trailing five months ended December 31, 2015 was derived by taking TCS's historical results of operations for the calendar year ended December 31, 2015 and deducting TCS's historical results of operations for the seven months ended July 31, 2015.

The unaudited pro forma financial information in the table below for the fiscal year ended July 31, 2015 is presented as if Comtech's acquisition of TCS had occurred on August 1, 2014, and combines Comtech's historical statement of operations for the fiscal year ended July 31, 2015 with TCS's historical statement of operations for the trailing twelve months ended July 31, 2015. TCS's historical statement of operations for the trailing twelve months ended July 31, 2015 was derived by taking TCS's historical results of operations for the calendar year ended December 31, 2014, deducting TCS's historical results of operations for the seven months ended July 31, 2014 and adding TCS's historical results of operations for the seven months ended July 31, 2015.

	For the Fiscal Years Ended July 31,
	2016	2015
Net sales	$611,241,000	$664,315,000
Net loss	(30,750,000)	(13,299,000)
Basic net loss per share	(1.81)	(0.82)
Diluted net loss per share	(1.81)	(0.82)
The pro forma financial information is not indicative of the results of operations that would have been achieved if the acquisition and cash paid had taken place as of August 1, 2014. The pro forma financial information includes adjustments for:

•	The elimination of historical sales between Comtech and TCS of $8,601,000 and $293,000 for the fiscal years ended July 31, 2016 and 2015, respectively.

•
The reduction to capitalized software amortization of $2,566,000 and $3,529,000 for the fiscal years ended July 31, 2016 and 2015, respectively, related to the difference between the historical value and the preliminary estimated fair value of TCS's capitalized software.

•
The elimination of acquisition plan expenses of $36,212,000 for the fiscal year ended July 31, 2016 and additions of $35,890,000 for the fiscal year ended July 31, 2015, due to the assumption that all of the acquisition plan expenses were incurred on August 1, 2014.

•	The incremental amortization expense of $7,113,000 and $15,662,000 for the fiscal years ended July 31, 2016 and 2015, respectively, associated with the increase in acquired other intangible assets.

•
The increase in interest expense of $2,339,000 and $7,915,000 for the fiscal years ended July 31, 2016 and July 31, 2015, respectively, due to the assumed August 1, 2014 repayment of TCS's legacy debt and related new borrowings under our Secured Credit Facility which was utilized to partially fund the TCS acquisition.

•	The reduction to interest income of $577,000 and $705,000 for the fiscal years ended July 31, 2016 and 2015, respectively, due to the assumed cash payments relating to the TCS acquisition.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

•	The related increase or decrease to the provision for income taxes, based on Comtech’s effective tax rate for the respective periods.

(3) Accounts Receivable

Accounts receivable consist of the following at July 31, 2016 and 2015:

	2016	2015
Billed receivables from commercial and international customers	$90,185,000	39,062,000
Billed receivables from the U.S. government and its agencies	21,465,000	8,375,000
Unbilled receivables from commercial and international customers	19,333,000	21,898,000
Unbilled receivables on U.S government and its agencies contracts-in-progress	21,013,000	1,126,000
Total accounts receivable	151,996,000	70,461,000
Less allowance for doubtful accounts	1,029,000	1,206,000
Accounts receivable, net	$150,967,000	69,255,000

Unbilled receivables relate to contracts-in-progress for which revenue has been recognized but we have not yet billed the customer for work performed. We had $118,000 of retainage included in unbilled receivables at July 31, 2016 and virtually no retainage at July 31, 2015 and management estimates that approximately 92.6% of the total unbilled receivables at July 31, 2016 will be billed and collected within one year. Of the unbilled receivables from commercial and international customers at July 31, 2016 and July 31, 2015, approximately $6,070,000 and $20,256,000, respectively, relates to our two large over-the-horizon microwave system contracts with our large U.S. prime contractor customer (all of which related to our North African country end-customer).

As of July 31, 2016, the U.S. government (and its agencies) represented 27.9% of total accounts receivable and 10.5% of total accounts receivable were from customers located in a North African country. As of July 31, 2015, the U.S. government (and its agencies) and one large U.S. prime contractor customer (the majority of which related to our North African country end-customer) represented 13.5% and 36.3%, respectively, of total accounts receivable.

(4) Inventories

Inventories consist of the following at July 31, 2016 and 2015:

	2016	2015
Raw materials and components	$54,723,000	51,272,000
Work-in-process and finished goods	32,829,000	27,700,000
Total inventories	87,552,000	78,972,000
Less reserve for excess and obsolete inventories	16,198,000	16,904,000
Inventories, net	$71,354,000	62,068,000

At July 31, 2016 and 2015, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $2,896,000 and $2,261,000, respectively.

At July 31, 2016 and 2015, $1,428,000 and $609,000, respectively, of the inventory balance above related to contracts from third party commercial customers who outsource their manufacturing to us.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5) Property, Plant and Equipment

Property, plant and equipment consist of the following at July 31, 2016 and 2015:

	2016	2015
Machinery and equipment	$137,595,000	108,726,000
Leasehold improvements	13,784,000	12,013,000
	151,379,000	120,739,000
Less accumulated depreciation and amortization	112,712,000	105,369,000
Property, plant and equipment, net	$38,667,000	15,370,000

As discussed in Note (2) - "Acquisition," we acquired $26,720,000 of property, plant and equipment in connection with our acquisition of TCS, which was completed on February 23, 2016. Depreciation and amortization expense on property, plant and equipment amounted to $9,830,000, $6,525,000 and $6,721,000 for the fiscal years ended July 31, 2016, 2015 and 2014, respectively.

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at July 31, 2016 and 2015:

	2016	2015
Accrued wages and benefits	$23,394,000	12,134,000
Accrued legal costs	32,469,000	275,000
Accrued warranty obligations	15,362,000	8,638,000
Accrued acquisition-related costs	2,119,000	69,000
Accrued contract costs	8,348,000	749,000
Accrued commissions and royalties	3,473,000	2,398,000
Other	12,869,000	5,207,000
Accrued expenses and other current liabilities	$98,034,000	29,470,000

Accrued legal costs as of July 31, 2016 include $28,112,000 of estimated fair value at the date of acquisition for pre-acquisition contingencies for certain TCS intellectual property legal proceedings and contractual obligations as discussed in more detail in Note (14) (b) - "Commitments and Contingencies - Legal Proceedings and Other Matters." Accrued contract costs represents direct and indirect costs on contracts as well as estimates of amounts owed for invoices not yet received from vendors or reflected in accounts payable. Accrued acquisition-related costs as of July 31, 2016 include change-in control payments and professional fees for financial and legal advisors.

Accrued warranty obligations relate to estimated liabilities for warranty coverage that we provide to our customers. We generally provide warranty coverage for some of our products for a period of at least one year from the date of delivery. We record a liability for estimated warranty expense based on historical claims, product failure rates and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs. Accrued warranty costs associated with the TCS acquisition include $7,265,000 for a pre-acquisition contingent liability related to our 911 call handling software solution. This amount reflects the preliminary estimated fair value at the date of acquisition of this contingent liability, as required by FASB ASC 805 "Business Combinations." The preliminary estimated fair value was based on a review of contractual obligations and estimates of costs to enhance the software. Changes in our product warranty liability during the fiscal years ended July 31, 2016 and 2015 were as follows:

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

	2016	2015
Balance at beginning of year	$8,638,000	8,618,000
Provision for warranty obligations	4,264,000	4,707,000
Additions (in connection with the TCS acquisition)	7,419,000	—
Charges incurred	(4,959,000)	(4,687,000)
Balance at end of year	$15,362,000	8,638,000

(7) Radyne Acquisition-Related Restructuring Plan

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

Our total non-cancelable lease obligations were based on the actual lease term which runs from November 1, 2008 through October 31, 2018. We estimated sublease income based on (i) the terms of a fully executed sublease agreement that expired on October 31, 2015, and (ii) our assessment of future uncertainties relating to the commercial real estate market. Based on our assessment of commercial real estate market conditions, we currently believe that it is not probable that we will be able to sublease the facility for the remainder of the lease term. As such, in accordance with grandfathered accounting standards that were not incorporated into the FASB's ASC, we recorded these costs, at fair value, as assumed liabilities as of August 1, 2008, with a corresponding increase to goodwill.

As of July 31, 2016, the amount of the acquisition-related restructuring reserve is as follows:

Cumulative Activity Through July 31, 2016
Present value of estimated facility exit costs at August 1, 2008	$2,100,000
Cash payments made	(9,013,000)
Cash payments received	8,600,000
Accreted interest recorded	1,640,000
Liability as of July 31, 2016	3,327,000
Amount recorded as accrued expenses and other current liabilities in the Consolidated Balance Sheet	1,386,000
Amount recorded as other liabilities in the Consolidated Balance Sheet	$1,941,000

As of July 31, 2015, the present value of the estimated facility exit costs was $4,235,000. During the fiscal year ended July 31, 2016, we made cash payments of $1,509,000 and received cash payments of $323,000. Interest accreted for the fiscal years ended July 31, 2016, 2015 and 2014 was $278,000, $279,000 and $247,000, respectively, and is included in interest expense for each respective fiscal period.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Future cash payments associated with our restructuring plan are summarized below:

As of
July 31, 2016
Future lease payments to be made	$3,327,000
Interest expense to be accreted in future periods	401,000
Total remaining payments	$3,728,000

(8) Secured Credit Facility

On February 23, 2016, in connection with our acquisition of TCS, we entered into a $400,000,000 secured credit facility (the "Secured Credit Facility") with a syndicate of lenders. The Secured Credit Facility provides a secured term loan A facility of $250,000,000 (the "Term Loan Facility") and a secured revolving loan facility of up to $150,000,000, including a $25,000,000 letter of credit sublimit (the "Revolving Loan Facility") and, together, with the Term Loan Facility, matures in five years, on February 23, 2021. The proceeds of these borrowings were used to finance, in part, our acquisition of TCS, including the repayment of certain existing indebtedness of TCS. During the fiscal year ended July 31, 2016, the Company repaid $97,352,000 of principal amount under the Secured Credit Facility, primarily using the net proceeds received from a public offering of our common stock in June 2016, as discussed further in Note (17) – "Stockholders’ Equity."

As of July 31, 2016, amounts outstanding under our Secured Credit Facility, net, were as follows:

July 31, 2016
Term Loan Facility	$172,647,000
Less unamortized deferred financing costs related to Term Loan Facility	5,515,000
Term Loan Facility, net	167,132,000
Revolving Loan Facility	83,904,000
Amount outstanding under Secured Credit Facility, net	251,036,000
Less current portion of long-term debt	11,067,000
Non-current portion of long-term debt	$239,969,000

Interest expense, including amortization of deferred financing costs, recorded during fiscal 2016 related to the Secured Credit Facility was $6,933,000 and reflects a blended weighted interest rate of approximately 5.00%. Interest expense, recorded during fiscal 2015 and 2014 related to our $100,000,000 committed revolving credit facility that expired on October 31, 2014 was $198,000 and $673,000, respectively. Interest expense in fiscal 2014 also included interest of $5,387,000 on our 3.0% convertible senior notes which were settled in May 2014. At July 31, 2016, we had $4,650,000 of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The Revolving Loan Facility will be used for working capital and other general corporate purposes of the Company, including the issuance of letters of credit. Borrowings under the Secured Credit Facility, pursuant to terms defined in the Secured Credit Facility, shall be either (i) Alternate Base Rate ("ABR") borrowings, which bear interest from the applicable borrowing date at a rate per annum equal to (x) the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% per annum and (c) the Adjusted LIBO Rate on such day (or, if such day is not a business day, the immediately preceding business day) plus 1.00% per annum (provided that if the LIBO Rate is less than 1.00%, then the LIBO Rate shall be deemed to be 1.00%), plus (y) the Applicable Rate, or (ii) Eurodollar borrowings, which bear interest from the applicable borrowing date at a rate per annum equal to (x) the Adjusted LIBO Rate for such interest period (provided that if the LIBO Rate is less than 1.00%, then the LIBO Rate shall be deemed to be 1.00%) plus (y) the Applicable Rate. The Applicable Rate is determined based on a pricing grid that is dependent upon our leverage ratio as of the end of each fiscal quarter. The Secured Credit Facility contains customary representations, warranties and affirmative covenants and customary negative covenants, subject to negotiated exceptions, on (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stockholder dividends, and (vii) certain other restrictive agreements. The Secured Credit Facility also contains certain financial covenants and customary events of default (subject to grace periods, as appropriate), such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe the negative covenants and other covenants related to the operation of our business.

The obligations under the Secured Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors"). As collateral security for amounts outstanding under our Secured Credit Facility and the guarantees thereof, we and our Subsidiary Guarantors have granted to an administrative agent, for the benefit of the lenders, a lien on, and first priority security interest in, substantially all of our tangible and intangible assets.

Capitalized terms used but not defined herein have the meanings set forth for such terms in the credit agreement, dated as of February 23, 2016, pursuant to which the Secured Credit Facility is documented and which has been filed with the SEC.

(9) Capital Lease Obligations
We lease certain equipment under capital leases, the majority of which we assumed in connection with our acquisition of TCS. The net book value of the leased assets which collateralize the capital lease obligation was $8,698,000 as of July 31, 2016, and consisted primarily of machinery and equipment. As of July 31, 2016, our capital lease obligations reflect a blended interest rate of approximately 5.4%. Our capital leases generally contain provisions whereby we can purchase the equipment at the end of the lease for a one dollar buyout. Depreciation of leased assets is included in depreciation expense.
Future minimum payments under capital lease obligations consisted of the following at July 31, 2016:

Fiscal 2017	$3,921,000
Fiscal 2018	2,473,000
Fiscal 2019	1,469,000
Fiscal 2020	304,000
Total minimum lease payments	8,167,000
Less: amounts representing interest	(554,000)
Present value of net minimum lease payments	7,613,000
Current portion of capital lease obligations	3,592,000
Non-current portion of capital lease obligations	$4,021,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10) Income Taxes

(Loss) income before (benefit from) provision for income taxes consists of the following:

	Fiscal Years Ended July 31,
	2016	2015	2014
U.S.	$(7,666,000)	33,425,000	36,885,000
Foreign	(526,000)	578,000	1,622,000
	$(8,192,000)	34,003,000	38,507,000

The (benefit from) provision for income taxes included in the accompanying Consolidated Statements of Operations consists of the following:

	Fiscal Years Ended July 31,
	2016	2015	2014
Federal – current	$2,297,000	12,367,000	11,629,000
Federal – deferred	(2,930,000)	(2,342,000)	(368,000)

State and local – current	408,000	931,000	1,623,000
State and local – deferred	(310,000)	(25,000)	(33,000)

Foreign – current	81,000	(173,000)	506,000
Foreign – deferred	—	—	(1,000)
(Benefit from) provision for income taxes	$(454,000)	10,758,000	13,356,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The (benefit from) provision for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate as a result of the following:

	Fiscal Years Ended July 31,
	2016		2015		2014
	Amount	Rate	Amount	Rate	Amount	Rate
Computed “expected” tax expense	$(2,867,000)	35.0%	11,901,000	35.0%	13,477,000	35.0%
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of Federal benefit	23,000	(0.3)	720,000	2.1	1,172,000	3.1
Nondeductible stock-based compensation	68,000	(0.8)	86,000	0.2	70,000	0.2
Domestic production activities deduction	(198,000)	2.4	(1,030,000)	(3.0)	(912,000)	(2.4)
Research and experimentation credits	(1,106,000)	13.5	(793,000)	(2.3)	(506,000)	(1.3)
Acquisition-related tax contingencies	1,962,000	(24.0)	—	—	—	—
Nondeductible transaction costs	1,279,000	(15.6)	—	—	—	—
Foreign income taxes	289,000	(3.5)	(372,000)	(1.1)	(62,000)	(0.2)
Other	96,000	(1.2)	246,000	0.7	117,000	0.3
(Benefit from) provision for income taxes	$(454,000)	5.5%	10,758,000	31.6%	13,356,000	34.7%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at July 31, 2016 and 2015 are presented below.

	2016	2015
Deferred tax assets:
Inventory and warranty reserves	$8,383,000	8,457,000
Compensation and commissions	5,842,000	1,712,000
Federal, state and foreign research and experimentation credits	16,364,000	4,223,000
Stock-based compensation	5,743,000	4,788,000
Acquisition-related contingent liabilities	12,929,000	—
Federal and state NOLs	25,760,000	—
Other	10,885,000	2,738,000
Less valuation allowance	(9,624,000)	(4,442,000)
Total deferred tax assets	76,282,000	17,476,000
Deferred tax liabilities:
Plant and equipment	(1,882,000)	—
Intangibles	(84,198,000)	(9,317,000)
Total deferred tax liabilities	(86,080,000)	(9,317,000)
Net deferred tax (liabilities) assets	$(9,798,000)	8,159,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

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

At July 31, 2016, we had approximately $64,938,000 of U.S. Federal net operating loss carryforwards reflected in deferred tax assets. Of the total loss carryforwards, approximately $3,806,000 is the remaining net operating loss carryforwards acquired with Xypoint by TCS in 2001, usable at the rate of $1,401,000 per year, and which will expire in 2021 if unused at that time. Additional U.S. Federal net operating loss carryforwards which were generated by TCS in 2013 and the period from January 1, 2016 through February 22, 2016 in the amount of approximately $59,673,000 usable at a rate of approximately $9,021,000 per year, will begin to expire in 2033. The remaining U.S. Federal net operating loss carryforwards generated in the current year of approximately $1,459,000 will expire in 2036.

At July 31, 2016, we had Federal alternative minimum tax credit carryforwards of approximately $2,288,000, which are available to offset future regular Federal taxes. We have Federal research and experimentation credits of approximately $9,475,000 that will begin to expire in 2019. We believe that it is more likely than not that the benefit from certain Federal research and experimentation credits will not be realized. In recognition of this risk, we have provided a valuation allowance of approximately $667,000 on the deferred tax assets relating to these credit carryforwards. The timing and manner in which we may utilize net operating loss carryforwards and tax credits in future tax years will be limited by the amounts and timing of future taxable income and by the application of the ownership change rules under Section 382 and 383 of the Internal Revenue Code.

We have state net operating loss carryforwards available of approximately $3,032,000 which expire through 2036, utilization of which will be limited in a manner similar to the Federal net operating loss carryforwards. We believe that it is more likely than not that the benefit from certain state net operating loss carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of approximately $1,784,000 on the deferred tax assets relating to these state net operating loss carryforwards. We have state research and experimentation credits of approximately $5,777,000 expiring through 2036. We believe that it is more likely than not that the benefit from certain research and experimentation credits will not be realized. In recognition of this risk, we have provided a valuation allowance of approximately $5,511,000 on the deferred tax assets relating to these state credits.

At July 31, 2016 and 2015, our foreign deferred tax assets relating to research and experimentation credits have been offset by a valuation allowance as they may not be utilized in a future period. Our foreign earnings and profits are insignificant and, as such, we have not recorded any deferred tax liability on unremitted foreign earnings.

We must generate approximately $204,900,000 of taxable income in the future to fully utilize our net deferred tax assets as of July 31, 2016. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. In addition, at July 31, 2016, we had a hypothetical additional paid-in capital ("APIC") pool related to stock-based compensation of $16,937,000. To the extent that previously issued and outstanding stock-based awards either expire unexercised or are exercised for an intrinsic value less than the original fair value recorded at the time of issuance, the difference between the related deferred tax asset amount originally recorded and the actual tax benefit would be recorded against the hypothetical APIC pool. Once this hypothetical APIC pool is reduced to zero, future shortfalls would be recorded as income tax expense in the period of stock-based award expiration or exercise.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At July 31, 2016 and 2015, total unrecognized tax benefits were $9,171,000 and $2,796,000, respectively, including interest of $63,000 and $68,000, respectively. At July 31, 2016, $2,992,000 of our unrecognized tax benefits were recorded as non-current income taxes payable in our Consolidated Balance Sheet. The remaining unrecognized tax benefits of $6,179,000 were presented as an offset to the associated non-current deferred tax assets in our Consolidated Balance Sheet. At July 31, 2015, $1,573,000 of our unrecognized tax benefits were recorded as non-current income taxes payable in our Consolidated Balance Sheet. The remaining unrecognized benefit of $1,223,000 was presented as an offset to the associated non-current deferred tax assets in our Consolidated Balance Sheet. Of the total unrecognized tax benefits, $8,261,000 and $2,138,000 at July 31, 2016 and 2015, respectively, net of the reversal of the Federal benefit recognized as a deferred tax asset relating to state reserves, would positively impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our financial statements. We do not expect that there will be any significant changes to our total unrecognized tax benefits within the next twelve months.

On August 1, 2015, we adopted FASB ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes" on a prospective basis. This FASB ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. At July 31, 2016, this FASB ASU resulted in a reclassification of our net deferred tax assets and liabilities to the net non-current deferred tax liability in our Consolidated Balance Sheet. No prior periods were retrospectively adjusted.

Our policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense. The following table summarizes the activity related to our unrecognized tax benefits for fiscal years 2016, 2015 and 2014 (excluding interest):

	2016	2015	2014
Balance at beginning of period	$2,728,000	2,703,000	2,873,000
Increase related to current period	2,487,000	410,000	374,000
Increase related to prior periods	4,490,000	144,000	20,000
Expiration of statute of limitations	(580,000)	(468,000)	(496,000)
Decrease related to prior periods	(17,000)	(61,000)	(68,000)
Balance at end of period	$9,108,000	2,728,000	2,703,000

In the first quarter of fiscal 2017, we reached an effective settlement with the IRS relating to its audit of our Federal income tax return for fiscal 2014. Our Federal income tax returns for fiscal 2013 and 2015 are also subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2012 are subject to audit. TCS's Federal income tax returns for calendar year 2013 through 2015 are subject to potential future IRS audit. None of TCS's state income tax returns prior to calendar year 2011 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

(11) Stock-Based Compensation

Overview

We issue stock-based awards to certain of our employees and our Board of Directors pursuant to our 2000 Stock Incentive Plan, as amended, (the "Plan") and our 2001 Employee Stock Purchase Plan (the "ESPP") and recognize related stock-based compensation in our consolidated financial statements. The Plan provides for the granting to employees and consultants of Comtech (including prospective employees and consultants): (i) incentive and non-qualified stock options, (ii) restricted stock units ("RSUs"), (iii) RSUs with performance measures (which we refer to as "performance shares"), (iv) restricted stock, (v) stock units (reserved for issuance to non-employee directors) and share units (reserved for issuance to employees) (collectively, "share units") and (vi) stock appreciation rights ("SARs"), among other types of awards. Our non-employee directors are eligible to receive non-discretionary grants of stock-based awards, subject to certain limitations. The aggregate number of shares of common stock which may be issued, pursuant to the Plan, may not exceed 8,962,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and ESPP with new shares.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

As of July 31, 2016, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 7,617,044 shares (net of 3,283,491 expired and canceled awards), of which an aggregate of 5,143,152 have been exercised or converted into common stock, substantially all of which related to stock options.

As of July 31, 2016, the following stock-based awards, by award type, were outstanding:

July 31, 2016
Stock options	2,256,679
Performance shares	173,852
RSUs and restricted stock	34,858
Share units	8,503
Total	2,473,892

Our ESPP provides for the issuance of shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance. In December 2015, our shareholders approved an amendment to increase the number of shares authorized under the ESPP from 675,000 to 800,000. Through July 31, 2016, we have cumulatively issued 634,372 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Consolidated Statements of Operations:

	Fiscal Years Ended July 31,
	2016	2015	2014
Cost of sales	$296,000	245,000	252,000
Selling, general and administrative expenses	3,407,000	3,507,000	3,403,000
Research and development expenses	414,000	611,000	608,000
Stock-based compensation expense before income tax benefit	4,117,000	4,363,000	4,263,000
Estimated income tax benefit	(1,434,000)	(1,523,000)	(1,550,000)
Net stock-based compensation expense	$2,683,000	2,840,000	2,713,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At July 31, 2016, unrecognized stock-based compensation of $6,767,000, net of estimated forfeitures of $680,000, is expected to be recognized over a weighted average period of 2.8 years. Total stock-based compensation capitalized and included in ending inventory at July 31, 2016 and 2015 was $51,000 and $68,000, respectively. There are no liability-classified stock-based awards outstanding as of July 31, 2016 or 2015.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Stock-based compensation expense, by award type, is summarized as follows:

	Fiscal Years Ended July 31,
	2016	2015	2014
Stock options	$2,353,000	2,842,000	2,752,000
Performance shares	1,374,000	890,000	976,000
ESPP	163,000	206,000	184,000
RSUs and restricted stock	227,000	397,000	293,000
Share units	—	28,000	41,000
Equity-classified stock-based compensation expense	4,117,000	4,363,000	4,246,000
Liability-classified stock-based compensation expense (SARs)	—	—	17,000
Stock-based compensation expense before income tax benefit	4,117,000	4,363,000	4,263,000
Estimated income tax benefit	(1,434,000)	(1,523,000)	(1,550,000)
Net stock-based compensation expense	$2,683,000	2,840,000	2,713,000

ESPP stock-based compensation expense primarily relates to the 15% discount offered to participants in the ESPP.

The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability in our Consolidated Balance Sheet as of July 31, 2016 and 2015. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

The following table reconciles the actual income tax benefit recognized for tax deductions relating to the settlement of stock-based awards to the excess income tax benefit reported as a cash flow from financing activities in our Consolidated Statements of Cash Flows:

	Fiscal Years Ended July 31,
	2016	2015	2014
Actual income tax benefit recorded for the tax deductions relating to the settlement of stock-based awards	$196,000	1,108,000	$2,339,000
Less: Tax benefit initially recognized on settled stock-based awards vesting subsequent to the adoption of accounting standards that require us to expense stock-based awards	168,000	960,000	1,540,000
Excess income tax benefit recorded as an increase to additional paid-in capital	28,000	148,000	799,000
Less: Tax benefit initially disclosed but not previously recognized on settled equity-classified stock-based awards vesting prior to the adoption of accounting standards that require us to expense stock-based awards	—	—	61,000
Excess income tax benefit from settled equity-classified stock-based awards reported as a cash flow from financing activities in our Consolidated Statements of Cash Flows	$28,000	148,000	738,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

As of July 31, 2016 and 2015, the amount of hypothetical tax benefits related to stock-based awards, recorded as a component of additional paid-in-capital, was $16,937,000 and $17,220,000, respectively. These amounts represent the initial hypothetical tax benefit of $8,593,000 determined upon adoption of FASB ASC 718 (which reflects our estimate of cumulative actual tax deductions for awards issued and settled prior to August 1, 2005), adjusted for actual excess income tax benefits or shortfalls since that date. During fiscal 2016, we recorded a $283,000 reduction to additional paid-in capital and accumulated hypothetical tax benefits, which primarily represents the reversal of unrealized deferred tax assets associated with certain vested equity-classified stock-based awards that expired during the period. During fiscal 2015 we recorded a $354,000 reduction to additional paid-in capital and accumulated hypothetical tax benefits, which primarily represents net income tax shortfalls recognized from the settlement of stock-based awards during the period. During fiscal 2014 we recorded $2,407,000 as a reduction to additional paid-in capital and accumulated hypothetical tax benefits, which primarily represents the reversal of unrealized deferred tax assets associated with certain vested equity-classified stock-based awards that expired during the period.

Stock Options

The following table summarizes the Plan's activity (including SARs):

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2013	3,047,910	$29.94
Granted	458,110	29.14
Expired/canceled	(492,060)	42.90
Exercised	(881,064)	26.55
Outstanding at July 31, 2014	2,132,896	28.17
Granted	416,525	33.78
Expired/canceled	(46,400)	30.20
Exercised	(383,338)	27.61
Outstanding at July 31, 2015	2,119,683	29.33
Granted	552,806	27.15
Expired/canceled	(396,610)	28.99
Exercised	(19,200)	27.24
Outstanding at July 31, 2016	2,256,679	$28.87	6.67	$1,000

Exercisable at July 31, 2016	1,154,882	$28.60	5.42	$—

Vested and expected to vest at July 31, 2016	2,174,225	$28.86	6.62	$1,000

Stock options outstanding as of July 31, 2016 have exercise prices ranging between $12.43 - $33.94. The total intrinsic value relating to stock options exercised during the fiscal years ended July 31, 2016, 2015 and 2014 was $32,000, $2,279,000 and $6,464,000, respectively. Stock options granted during the fiscal years ended July 31, 2016, 2015 and 2014 had exercise prices equal to the fair market value of our common stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years. There were no SARs granted during the prior three fiscal years. There were no SARs exercised during fiscal 2016 and fiscal 2015, and 7,000 SARs were exercised during fiscal 2014.

During fiscal 2016, 2015 and 2014, at the election of certain holders of vested stock options, 19,200, 333,338 and 618,970 stock options, respectively, were net settled upon exercise. As a result, 706, 49,086 and 79,890 net shares of our common stock were issued, after reduction of shares retained to satisfy the exercise price and minimum statutory tax withholding requirements, during the fiscal years ended July 31, 2016, 2015, and 2014, respectively.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The estimated per-share weighted average grant-date fair value of stock options granted during fiscal 2016, 2015 and 2014 was $5.50, $6.12 and $5.35, respectively, which was determined using the Black-Scholes option pricing model, and included the following weighted average assumptions:

	Fiscal Years Ended July 31,
	2016	2015	2014
Expected dividend yield	4.46%	3.55%	3.94%
Expected volatility	34.44%	28.19%	30.36%
Risk-free interest rate	1.52%	1.61%	1.47%
Expected life (years)	5.15	5.44	5.32

Expected dividend yield is the expected annual dividend as a percentage of the fair market value of our common stock on the date of grant, based on our Board's annual dividend target at the time of grant, which was $1.20 per share for grants in fiscal 2016 and 2015. The expected dividend yield was increased from $1.10 per share to $1.20 per share during fiscal 2015 and was $1.10 per share for grants in fiscal 2014. We estimate expected volatility by considering the historical volatility of our stock and the implied volatility of publicly-traded call options on our stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected term. The expected term is the number of years we estimate that awards will be outstanding prior to exercise and is determined by employee groups with sufficiently distinct behavior patterns. Assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by recipients of stock-based awards.

Performance Shares, RSUs, Restricted Stock and Share Unit Awards

The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2013	102,334	$25.80
Granted	95,326	26.48
Converted to common stock	(7,857)	26.18
Forfeited	(9,706)	24.83
Outstanding at July 31, 2014	180,097	26.20
Granted	66,294	33.96
Converted to common stock	(18,422)	27.79
Forfeited	(3,804)	32.47
Outstanding at July 31, 2015	224,165	28.26
Granted	71,605	27.45
Converted to common stock	(16,439)	26.35
Forfeited	(62,118)	27.62
Outstanding at July 31, 2016	217,213	$28.32	$2,839,000

Vested at July 31, 2016	35,855	$27.24	$469,000

Vested and expected to vest at July 31, 2016	209,521	$28.26	$2,738,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The total intrinsic value relating to fully-vested awards converted into our common stock during the fiscal year ended July 31, 2016 was $660,000. Performance shares granted to employees prior to fiscal 2014 vest over a 5.3 year period, beginning on the date of grant if pre-established performance goals are attained, and are convertible into shares of our common stock, generally at the time of vesting, on a one-for-one basis for no cash consideration. The performance shares granted to employees since fiscal 2014 principally vest over a three year performance period, if pre-established performance goals are attained, or as specified pursuant to the Plan and related agreements. As of July 31, 2016, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level.

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

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of conversion of the underlying shares into our common stock. During fiscal 2016, 2015 and 2014, we accrued $155,000, $224,000 and $113,000, respectively, of dividend equivalents and paid out $23,000, $15,000 and $4,000, respectively. As of July 31, 2016 and 2015, accrued dividend equivalents were $457,000 and $325,000, respectively. Such amounts were recorded as a reduction to retained earnings.
Cash payments to remit employees' minimum statutory tax withholding requirements related to the net settlement of stock-based awards for the fiscal years ended July 31, 2016, 2015 and 2014 were $105,000, $473,000 and $1,151,000, respectively, which is reported as a cash outflow from operating activities in our Consolidated Statements of Cash Flows for each respective period.

Subsequent Events

In the first quarter of fiscal 2017, our Board of Directors authorized the issuance of 409,329 stock-based awards of which 137,613 were performance shares, 144,899 were restricted stock and 126,817 were restricted stock units. Total unrecognized compensation expense related to such awards, net of estimated forfeitures and assuming achievement of the pre-established performance goals at a target level, approximated $5,139,000.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12) Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Fiscal Years Ended July 31,
	2016	2015	2014
United States
U.S. government	40.8%	30.6%	28.0%
Domestic	29.2%	13.2%	12.6%
Total United States	70.0%	43.8%	40.6%

International
North African country	3.6%	13.8%	15.4%
Other international	26.4%	42.4%	44.0%
Total International	30.0%	56.2%	59.4%

Sales to U.S. government customers include the Department of Defense ("DoD") and intelligence and civilian agencies, as well as sales directly to or through prime contractors.

International sales for fiscal 2016, 2015 and 2014 (which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers) were $123,474,000, $172,651,000 and $205,993,000, respectively.

For the fiscal 2016, except for the U.S. government, no other customer or individual country (including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country) represented more than 10% of consolidated net sales. Sales to a U.S. prime contractor customer represented approximately 13.5% and 15.4% of consolidated net sales for the fiscal years ended July 31, 2015 and 2014, respectively. Almost all of these sales related to our North African country end-customer.

(13) Segment Information

Reportable operating segments are determined based on Comtech’s management approach. The management approach, as defined by FASB ASC 280, "Segment Reporting," is based on the way that the chief operating decision-maker ("CODM") organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. Our CODM, for purposes of FASB ASC 280, is our President and Chief Executive Officer ("CEO").

We changed the way we report and evaluate segment information. We had previously reported three reportable segments: Telecommunications Transmission, RF Microwave Amplifiers and Mobile Data Communications. Beginning with our third quarter of fiscal 2016, we began managing our business in two reportable segments: Commercial Solutions and Government Solutions. As a result, the segment information for the prior fiscal years has been recasted to conform to the current year's presentation.

Our Commercial Solutions segment serves commercial customers and smaller government customers, such as state and local governments, that require advanced communications technologies to meet their needs. This segment also serves certain large government customers (including the U.S. government) when they have requirements for off-the-shelf commercial equipment. Commercial solutions products include satellite earth station communications equipment such as modems and traveling wave tube amplifiers, public safety technologies including those that are utilized in next generation 911 systems and enterprise technologies such as trusted location and text-messaging platforms.

Our Government Solutions segment serves large U.S. and foreign government end-users who require mission critical technologies and systems. Government solutions products include command and control technologies (such as remote sensing tracking systems, rugged solid state drives, land mobile products, and quick deploy satellite systems), troposcatter technologies systems (such as digital troposcatter multiplexers, digital over-the-horizon modems, troposcatter systems, and frequency converter systems), and RF power and switching technologies products (such as solid-state high-power narrow and broadband amplifiers, enhanced position location reporting system ("EPLRS") amplifier assemblies, identification friend or foe amplifiers, and amplifiers used in the counteraction of improvised explosive devices).

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

Operating segment information, along with a reconciliation of segment net income (loss) and consolidated net income (loss) to Adjusted EBITDA is presented in the tables below:

	Fiscal Year Ended July 31, 2016
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$248,955,000	162,049,000	—	$411,004,000
Operating income (loss)	$23,255,000	23,006,000	(46,837,000)	$(576,000)

Net income (loss)	$22,785,000	23,018,000	(53,541,000)	$(7,738,000)
Income taxes	72,000	—	(526,000)	(454,000)
Interest (income) and other	109,000	(11,000)	(232,000)	(134,000)
Interest expense	289,000	(1,000)	7,462,000	7,750,000
Amortization of stock-based compensation	—	—	4,117,000	4,117,000
Amortization of intangibles	10,592,000	2,823,000	—	13,415,000
Depreciation	7,073,000	2,006,000	751,000	9,830,000
Acquisition plan expenses	—	—	21,276,000	21,276,000
Adjusted EBITDA	$40,920,000	27,835,000	(20,693,000)	$48,062,000

Purchases of property, plant and equipment	$4,614,000	978,000	75,000	$5,667,000
Long-lived assets acquired in connection with the TCS acquisition	$367,865,000	82,860,000	4,359,000	$455,084,000
Total assets at July 31, 2016	$631,936,000	226,865,000	62,395,000	$921,196,000

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

	Fiscal Year Ended July 31, 2015
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$203,674,000	103,615,000	—	$307,289,000
Operating income (loss)	$20,733,000	30,004,000	(16,660,000)	$34,077,000

Net income (loss)	$20,502,000	30,033,000	(27,290,000)	$23,245,000
Income taxes	(142,000)	—	10,900,000	10,758,000
Interest (income) and other	92,000	(30,000)	(467,000)	(405,000)
Interest expense	281,000	—	198,000	479,000
Amortization of stock-based compensation	—	—	4,363,000	4,363,000
Amortization of intangibles	6,211,000	—	—	6,211,000
Depreciation	5,250,000	1,242,000	33,000	6,525,000
Strategic alternatives analysis expenses and other	—	—	585,000	585,000
Adjusted EBITDA	$32,194,000	31,245,000	(11,678,000)	$51,761,000

Purchases of property, plant and equipment	$2,233,000	1,063,000	66,000	$3,362,000
Total assets at July 31, 2015	$233,965,000	95,314,000	144,598,000	$473,877,000

	Fiscal Year Ended July 31, 2014
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$228,745,000	118,405,000	—	$347,150,000
Operating income (loss)	$25,756,000	32,687,000	(14,545,000)	$43,898,000

Net income (loss)	$24,974,000	32,729,000	(32,552,000)	$25,151,000
Income taxes	531,000	—	12,825,000	13,356,000
Interest (income) and other	4,000	(39,000)	(878,000)	(913,000)
Interest expense	247,000	(3,000)	6,060,000	6,304,000
Amortization of stock-based compensation	—	—	4,263,000	4,263,000
Amortization of intangibles	6,285,000	—	—	6,285,000
Depreciation	5,333,000	1,327,000	61,000	6,721,000
Strategic alternatives analysis expenses and other	—	(56,000)	225,000	169,000
Adjusted EBITDA	$37,374,000	33,958,000	(9,996,000)	$61,336,000

Purchases of property, plant and equipment	$3,831,000	1,089,000	17,000	$4,937,000
Total assets at July 31, 2014	$246,822,000	77,116,000	149,914,000	$473,852,000

Unallocated expenses result from corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs. In addition, unallocated expenses for fiscal 2016 include $21,276,000 of transaction costs primarily related to our acquisition of TCS. There were no such expenses for fiscal 2015 and 2014. In addition, unallocated expenses for fiscal 2015 and 2014 include $585,000 and $225,000, respectively, of expenses related to our strategic alternatives analysis, which we concluded in December 2014. There were no such expenses for fiscal 2016.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Unallocated expenses also include total amortization of stock-based compensation of $4,117,000, $4,363,000 and $4,263,000, respectively, for fiscal 2016, 2015 and 2014.

Interest expense in fiscal 2016 includes $6,933,000 related to our Secured Credit Facility, as further discussed in Note (8) - "Secured Credit Facility," including the amortization of deferred financing costs. Interest expense in fiscal 2014 primarily reflects interest on our 3.0% convertible senior notes which were settled in May 2014. Interest expense for fiscal 2015 and 2014 also includes interest on a committed $100,000,000 secured revolving credit facility that expired on October 31, 2014 and amortization of deferred financing costs, neither of which is allocated to the operating segments.

Unallocated assets at July 31, 2016 consist principally of cash, income taxes receivable, corporate property, plant and equipment and deferred financing costs.

Intersegment sales in fiscal 2016, 2015 and 2014 by the Commercial Solutions segment to the Government Solutions segment were $6,266,000, $6,165,000 and $6,056,000, respectively. There were no sales by the Government Solutions segment to the Commercial Solutions segment for any of these fiscal periods.

Substantially all of our long-lived assets are located in the U.S. and all intersegment sales are eliminated in consolidation and are excluded from the tables above.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(14) Commitments and Contingencies

(a) Operating Leases

At July 31, 2016, future minimum lease payments, net of subleases, under non-cancelable operating lease agreements are as follows:

Fiscal Year:
2017	$15,310,000
2018	10,451,000
2019	8,469,000
2020	6,121,000
2021	5,095,000
Thereafter	10,208,000
Total	$55,654,000

Lease expense charged to operations was $9,100,000, $5,363,000 and $5,171,000 in fiscal 2016, 2015 and 2014, respectively.

We lease our Melville, New York production facility from a partnership controlled by our President, CEO and Chairman. Lease payments made in fiscal 2016 were $611,000. The current lease provides for our use of the premises as they exist through December 2021 with an option for an additional 10 years. The annual rent of the facility for calendar year 2017 is $627,000 and is subject to customary adjustments. We have a right of first refusal in the event of a sale of the facility.

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

Our Consolidated Balance Sheet as of July 31, 2016 includes a $28,112,000 liability, which represents the preliminary estimated fair value for pre-acquisition contingencies related to certain TCS intellectual property legal proceedings and contractual obligations. These preliminary estimated fair values reflect market participant assumptions, as required by FASB ASC 805 “Business Combinations,” and do not reflect our settlement position or amounts we actually may pay if an unfavorable resolution occurs. The estimated fair value of the contingent liabilities associated with these legacy TCS intellectual property legal proceedings and contract disputes were based on discounted cash flows that reflect significant management estimates and assumptions, including: (i) possible outcomes for each case; (ii) timing of each possible outcome; (iii) probability of each possible outcome; (iv) estimated settlement and damages payments for each possible outcome; (v) potential legal fees to reach each outcome; and (vi) discount rate reflecting the credit risk of the Company. Ongoing legal expenses associated with defending these legacy TCS intellectual property legal proceedings and contract disputes and their ultimate resolution could vary and have a material adverse effect on our future consolidated results of operations, financial position, or cash flows.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

These intellectual property legal proceedings and contract disputes are described further below:

•
In December 2009, Vehicle IP, LLC ("Vehicle IP") filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware, seeking monetary damages, fees and expenses and other relief from, among others, our customer Verizon Wireless ("Verizon"), based on the VZ Navigator product, and TCS is defending Verizon against Vehicle IP. In 2013, the District Court granted the defendants’ motion for summary judgment on the basis that the products in question did not infringe plaintiff’s patent. Plaintiff appealed that decision and, in 2014, the U.S. Court of Appeals for the Federal Circuit reversed the district court's claim construction, overturned the district court's grant of summary judgment of noninfringement, and remanded the case for further proceedings. Fact discovery and expert discovery is ongoing and trial is scheduled to begin in February 2017.

•
In August 2014, TracBeam, LLC ("TracBeam") brought a patent infringement lawsuit in the U.S. District Court for the Eastern District of Texas seeking monetary damages, fees and expenses and other relief from, among others, TCS’s customers T-Mobile US, Inc. and T-Mobile USA, Inc. (together, "T-Mobile"), based on the defendants’ E9-1-1 service and locator products, and TCS is defending T-Mobile against TracBeam. In August 2015, T-Mobile and a co-defendant filed petitions for Inter Partes Review challenging TracBeam’s patents before the Patent Trial and Appeal Board which instituted trial on some of the claims in the litigation, while denying institution on others. The trials before the Patent Trial and Appeal Board are pending. In the district court case, fact discovery in the case is complete and, currently, expert discovery is ongoing, with trial scheduled for January 2017.

•
In 2012, CallWave Communication LLC ("CallWave") brought a patent infringement lawsuit in the U.S. District Court for the District of Delaware seeking monetary damages, fees and expenses and other relief from, among others, Verizon Wireless and certain of its affiliates (collectively, "Verizon"), based on Verizon's VZ Family Locator and VZ Navigator, and TCS has agreed to indemnify Verizon with respect to one of the asserted patents of plaintiff that implicates a TCS product. In August 2016, the court agreed to stay the proceedings of the case against Verizon in connection with the one asserted patent pending negotiation of a settlement agreement among TCS, Verizon and CallWave. On September 15, 2016, the court granted a motion for judgment on the pleadings, finding that the asserted claims of the patent are invalid because they relate to unpatentable subject matter. CallWave may appeal the court's order.

•
In August 2015, IP Cube Partners Co. Ltd. ("IP Cube") brought a lawsuit in the U.S. District Court for the Southern District of New York seeking damages based on TCS’s alleged breach of contract and fraudulent representation in connection with the sale by TCS to IP Cube in 2012 of two patents. In July 2016, the parties reached a settlement in principal related to this matter and the case was dismissed with prejudice by court order on September 7, 2016.

Other Proceedings
A family in Mississippi sued Verizon Wireless in June 2016 and TCS in July 2016 in the U.S. District Court for the Southern District of Mississippi, for compensatory damages in the amount of $20,000,000 and punitive damages in the amount of $25,000,000 resulting from the family’s allegations that their 911 calls were improperly routed during an emergency. Both TCS and Verizon have filed answers denying the allegations in the plaintiffs’ complaint. Verizon has also filed a motion to compel arbitration and stay the case which is awaiting a ruling from the court. Despite maintaining that both Verizon and TCS properly carried out their duties, Verizon has by letter requested a defense and indemnification from TCS. TCS has made claims under its insurance policies for direct coverage of TCS in this matter as well as for any TCS obligations to Verizon.

In October 2014, we self-disclosed to OFAC that we learned during a routine assessment of the adequacy of our export control compliance procedures that we had inadvertently neglected to obtain an OFAC license for a shipment of modems to a Canadian customer who, we learned after the transaction had begun, intended to incorporate our modems in a communication system the ultimate end user of which was the Sudan Civil Aviation Authority.  OFAC regulations prohibit U.S. persons from doing business directly or indirectly in Sudan and from facilitating transactions by non-U.S. persons which would be illegal if done by a U.S. person.  In late 2015, OFAC issued an administrative subpoena to us seeking further information about the previously voluntarily disclosed transaction and any other transactions involving Sudan. We have responded to the subpoena, including alerting OFAC to Comtech’s repair of three modems for a customer in Lebanon after which time the modems were rerouted to Sudan without Comtech’s knowledge.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

(c) Employment Change of Control and Indemnification Agreements

We have an employment agreement with our President and CEO. The employment agreement generally provides for an annual salary and bonus award. We have also entered into change of control agreements with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of our Company.

(15) Goodwill

The following table represents the amount of goodwill by reportable operating segment, including the changes in the net carrying value of goodwill for the fiscal year ended July 31, 2016:

	Commercial Solutions	Government Solutions	Total
Reallocation to new segments	$102,100,000	35,254,000	$137,354,000
Additions resulting from TCS acquisition	127,173,000	23,091,000	150,264,000
Balance as of July 31, 2016	$229,273,000	58,345,000	$287,618,000

As discussed further in Note (13) - "Segment Information," in connection with the TCS acquisition, we announced a new organizational structure in which our CODM began managing our business in two reportable operating segments: Commercial Solutions and Government Solutions. These two reportable operating segments each constitute a reporting unit as such term is defined in FASB ASC 350 "Intangibles - Goodwill and Other." Prior to February 1, 2016, our business was managed through three reportable operating segments (Telecommunications Transmission, RF Microwave Amplifiers and Mobile Data Communications). In connection with our new organizational structure, we performed a "Before Reorganization" and an "After Reorganization" interim goodwill impairment test during our three months ended April 30, 2016. No impairment of goodwill resulted from our change to our two reportable operating segment structure. As a result, the carrying value of our goodwill of $137,354,000 as of January 31, 2016 was reallocated to our new reporting units based on their respective estimated relative fair value.

As discussed further in Note (2) - "Acquisition," the goodwill resulting from the TCS acquisition was based upon a valuation and estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the acquisition date).

In accordance with FASB ASC 350, we perform a goodwill impairment analysis at least annually (in the first quarter of each fiscal year), unless indicators of impairment exist in interim periods. If we fail the Step One test, we would do a Step Two test which compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

On August 1, 2016 (the first day of our fiscal 2017), we performed our annual quantitative assessment (commonly referred to as a Step One test) using market participant assumptions to determine if the fair value of each of our reporting units with goodwill exceeded its carrying value. In making this assessment, we considered, among other things, expectations of projected net sales and cash flows, assumptions impacting the weighted average cost of capital, trends in trading multiples of comparable companies, changes in our stock price and changes in the carrying values of our reporting units with goodwill. We also considered overall business conditions, including, among other things, the fact that the end-markets for certain our products and services have been significantly impacted by adverse global economic conditions. For example, many of our international end-customers are located in emerging and developing countries that continue to undergo sweeping economic and political changes. The U.S. dollar has strengthened against many international currencies which has caused many of our international end-customers to have lower purchasing power for our products since the U.S. dollar is the currency in which virtually all of our sales are denominated. Global oil and natural gas prices have materially declined which has negatively impacted our energy dependent customers including Russia and Brazil. China is experiencing slower economic growth and has devalued its currency. Our U.S. government customers continue to experience budget pressures and it is possible that the U.S. government could reduce or further delay its spending on, or reprioritize its spending away from, government programs we participate in. In response to these challenging conditions, many of our customers have cut their spending budgets and are under pressure to further reduce them which has significantly impaired their ability to invest in advanced communication products and infrastructure. We believe that many, if not all of these conditions are temporary and will improve over time.

In performing Step One of the goodwill impairment test, we estimated the fair value of each of our reporting units using a combination of the income and market approaches. The income approach, also known as the discounted cash flow ("DCF") method, utilizes the present value of cash flows to estimate fair value. The future cash flows for our reporting units were projected based on our estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). We assumed revenue growth rates based on our actual long-term expectations. The discount rates used in our DCF method were based on a weighted-average cost of capital ("WACC") determined from relevant market comparisons, adjusted upward for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). A terminal value growth rate was applied to the final year of the projected period and reflected our estimate of stable, perpetual growth. We then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach. Under the market approach, we estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization and factored in a control premium. Finally, we compared our estimates to our August 1, 2016 total public market capitalization and assessed implied control premiums. Based on our quantitative evaluation, we determined that our Commercial Solutions and Government Solutions reporting units had estimated fair values in excess of their carrying values of at least 11.8% and 40.5%, respectively, and concluded that our goodwill was not impaired. As such, we did not perform a Step Two assessment. We also concluded that neither of our two reporting units were at risk of failing Step One test as prescribed under the FASB ASC. However, in order to sensitize our goodwill impairment test, we performed a second analysis using only the income approach and concluded that neither reporting units' goodwill was impaired. Under the second analysis, if we do not achieve assumed net sales and cash flow projections in future periods, our Commercial Solutions reporting unit's goodwill would be at risk of impairment.

It is possible that, during fiscal 2017 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state and our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate. A significant decline in defense spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform an interim Step One goodwill impairment test during fiscal 2017 or beyond. If assumed net sales and cash flow projections are not achieved in future periods, our Commercial Solutions and Government Solutions reporting units could be at risk of failing Step One of the goodwill impairment test and goodwill and intangibles assigned to the respective reporting units could be impaired.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2017 (the start of our fiscal 2018). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangibles with finite lives when an event occurs indicating the potential for impairment. We believe that the carrying values of our net intangibles were recoverable as of July 31, 2016. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

(16) Intangible Assets

Intangible assets with finite lives as of July 31, 2016 and 2015 are as follows:

	July 31, 2016
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.3	$249,831,000	28,497,000	$221,334,000
Technologies	12.3	82,370,000	42,860,000	39,510,000
Trademarks and other	16.3	28,894,000	5,044,000	23,850,000
Total		$361,095,000	76,401,000	$284,694,000

	July 31, 2015
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10.0	$29,831,000	20,981,000	$8,850,000
Technologies	12.1	47,370,000	39,266,000	8,104,000
Trademarks and other	20.0	5,794,000	2,739,000	3,055,000
Total		$82,995,000	62,986,000	$20,009,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the years ended July 31, 2016, 2015 and 2014 was $13,415,000, $6,211,000 and $6,285,000, respectively.

Intangible assets at July 31, 2016, and the associated amortization expense for the fiscal year ended July 31, 2016, include the impact of the TCS acquisition which closed on February 23, 2016 and which is further discussed in Note (2) - "Acquisition."

The estimated amortization expense for the fiscal years ending July 31, 2017, 2018, 2019, 2020 and 2021 is $22,823,000, $21,075,000, $17,155,000, $17,155,000 and $16,196,000, respectively.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17) Stockholders’ Equity

Sale of Common Stock
In June 2016, the Company sold 7,145,000 shares of its common stock in a public offering at a price of $14.00 per share, resulting in proceeds to the Company of $95,029,000, net of underwriting discounts and commissions. As of July 31, 2016 and October 6, 2016, an aggregate registered amount of $74,970,000 under the Company's existing Shelf Registration Statement filed with the SEC remains available for sale of various types of securities, including debt. During the fiscal year ended July 31, 2016, the Company recorded $1,112,000 of total issuance costs related to this common stock offering, $959,000 of which was a reduction to the additional paid-in capital included in the Consolidated Balance Sheet as of July 31, 2016.

Stock Repurchase Program
As of July 31, 2016 and October 6, 2016, we were authorized to repurchase an additional $8,664,000 of our common stock, pursuant to our current $100,000,000 stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans.

There were no repurchases made during the fiscal year ended July 31, 2016. In fiscal 2015, we repurchased 175,735 shares of our common stock in open market transactions with an average price per share of $28.39 and an aggregate cost of $4,989,000 (including transaction costs).

Dividends
Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount that was established by our Board of Directors which is currently set at $1.20 per common share. During the fiscal year ended July 31, 2016, our Board of Directors declared quarterly dividends of $0.30 per common share on September 28, 2015, December 9, 2015, March 10, 2016, and June 8, 2016, which were paid to shareholders on November 20, 2015, February 17, 2016, May 20, 2016 and August 19, 2016, respectively. During the fiscal year ended 2015, our Board of Directors declared four quarterly cash dividends of $0.30 per common share.

On October 6, 2016, our Board of Directors declared a dividend of $0.30 per common share, payable on November 22, 2016 to shareholders of record at the close of business on October 21, 2016. The Board of Directors is currently targeting fiscal 2017 dividend payments aggregating $1.20 per share while at the same time, during the first quarter of fiscal 2017, the Board began further assessing our capital needs generally and the appropriate level of future dividends. Future dividends also remain subject to compliance with financial covenants under our Secured Credit Facility as well as Board approval.

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

In April and May 2014, $50,037,000 principal amount of our 3.0% convertible senior notes were converted by the holders into 1,570,904 shares of our common stock at a conversion price of $31.85 per share (a conversion rate of 31.3953 shares per $1,000 original principal amount of notes) with a nominal amount of cash paid in lieu of fractional shares. In connection with the partial conversion of the 3.0% convertible senior notes, we recorded a net increase to additional paid-in capital of $49,596,000, which primarily related to the carrying value of our 3.0% convertible senior notes in excess of the par value of our common stock issued. The remaining $149,963,000 of our 3.0% convertible senior notes were redeemed or repurchased for cash in May 2014 at 100.0% of the principal amount, plus interest. As of July 31, 2015, none of our 3.0% convertible senior notes remained outstanding.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(18) Unaudited Quarterly Financial Data

The following is a summary of unaudited quarterly operating results:

Fiscal 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$64,117,000	70,323,000	124,187,000	152,377,000	$411,004,000
Gross profit	28,202,000	29,438,000	51,391,000	62,206,000	171,237,000
Net income (loss)	1,439,000	2,476,000	(14,355,000)	2,702,000	(7,738,000)
Diluted income (loss) per share	0.09	0.15	(0.89)	0.14	(0.46)	*

Fiscal 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$76,391,000	81,802,000	71,633,000	77,463,000	$307,289,000
Gross profit	35,325,000	37,875,000	32,308,000	33,376,000	138,884,000
Net income	5,225,000	7,585,000	4,960,000	5,475,000	23,245,000
Diluted income per share	0.32	0.46	0.30	0.34	1.42	*

Fiscal 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$83,368,000	85,499,000	88,905,000	89,378,000	$347,150,000
Gross profit	36,378,000	37,369,000	38,346,000	39,345,000	151,438,000
Net income	5,305,000	5,983,000	5,875,000	7,988,000	25,151,000
Diluted income per share	0.28	0.32	0.32	0.48	1.37	*

* The per share information is computed independently for each quarter and the full year based on the respective weighted average number of common shares outstanding. Therefore, income per share information for the full fiscal year may not equal the total of the quarters within the year.

Schedule II
COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Fiscal Years Ended July 31, 2016, 2015 and 2014

Column A	Column B	Column C Additions				Column D		Column E
Description	Balance at beginning of period	Charged to cost and expenses		Charged to other accounts - describe		Transfers (deductions) - describe		Balance at end of period
Allowance for doubtful accounts receivable:
Year ended July 31,
2016	$1,206,000	907,000	(A)	—		(1,084,000)	(B)	$1,029,000
2015	627,000	764,000	(A)	—		(185,000)	(B)	1,206,000
2014	603,000	120,000	(A)	—		(96,000)	(B)	627,000

Inventory reserves:
Year ended July 31,
2016	$16,904,000	2,780,000	(C)	—		(3,486,000)	(D)	$16,198,000
2015	16,309,000	2,813,000	(C)	—		(2,218,000)	(D)	16,904,000
2014	16,226,000	2,952,000	(C)	—		(2,869,000)	(D)	16,309,000

Valuation allowance for deferred tax assets:
Year ended July 31,
2016	$4,442,000	524,000	(E)	4,658,000	(F)	—		$9,624,000
2015	2,958,000	1,484,000	(E)	—		—		4,442,000
2014	2,225,000	733,000	(E)	—		—		2,958,000

(A)	Provision for doubtful accounts.

(B)	Write-off of uncollectible receivables.

(C)	Provision for excess and obsolete inventory.

(D)	Write-off of inventory.

(E)	Change in valuation allowance.

(F)	Acquisition related valuation allowance charged to goodwill.

S- 1