Form 10-Q
period 2016-10-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2016-12-07
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2016

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
Yes               No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 2, 2016, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 23,525,947 shares.

Index

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2016	July 31, 2016
Assets
Current assets:
Cash and cash equivalents	$62,711,000	66,805,000
Accounts receivable, net	136,948,000	150,967,000
Inventories, net	75,659,000	71,354,000
Prepaid expenses and other current assets	17,590,000	14,513,000
Total current assets	292,908,000	303,639,000

Property, plant and equipment, net	37,186,000	38,667,000
Goodwill	288,409,000	287,618,000
Intangibles with finite lives, net	278,639,000	284,694,000
Deferred financing costs, net	3,127,000	3,309,000
Other assets, net	3,183,000	3,269,000
Total assets	$903,452,000	921,196,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,893,000	33,462,000
Accrued expenses and other current liabilities	96,680,000	98,034,000
Dividends payable	7,013,000	7,005,000
Customer advances and deposits	27,494,000	29,665,000
Current portion of long-term debt	12,174,000	11,067,000
Current portion of capital lease obligations	3,366,000	3,592,000
Interest payable	1,244,000	1,321,000
Total current liabilities	177,864,000	184,146,000

Non-current portion of long-term debt, net	237,952,000	239,969,000
Non-current portion of capital lease obligations	3,304,000	4,021,000
Income taxes payable	2,928,000	2,992,000
Deferred tax liability, net	10,083,000	9,798,000
Customer advances and deposits, non-current	6,244,000	5,764,000
Other liabilities	3,789,000	4,105,000
Total liabilities	442,164,000	450,795,000
Commitments and contingencies (See Note 19)
Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 38,555,405 shares and 38,367,997 shares at October 31, 2016 and July 31, 2016, respectively	3,856,000	3,837,000
Additional paid-in capital	525,291,000	524,797,000
Retained earnings	373,990,000	383,616,000
	903,137,000	912,250,000
Less:
Treasury stock, at cost (15,033,317 shares at October 31, 2016 and July 31, 2016)	(441,849,000)	(441,849,000)
Total stockholders’ equity	461,288,000	470,401,000
Total liabilities and stockholders’ equity	$903,452,000	921,196,000
See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended October 31,

	2016	2015
Net sales	$135,786,000	64,117,000
Cost of sales	83,678,000	35,915,000
Gross profit	52,108,000	28,202,000

Expenses:
Selling, general and administrative	32,685,000	16,718,000
Research and development	14,096,000	7,940,000
Amortization of intangibles	6,055,000	1,376,000
	52,836,000	26,034,000

Operating (loss) income	(728,000)	2,168,000

Other expenses (income):
Interest expense and other	3,325,000	75,000
Interest income and other	(2,000)	(112,000)

(Loss) income before (benefit from) provision for income taxes	(4,051,000)	2,205,000
(Benefit from) provision for income taxes	(1,562,000)	766,000

Net (loss) income	$(2,489,000)	1,439,000
Net (loss) income per share (See Note 5):
Basic	$(0.11)	0.09
Diluted	$(0.11)	0.09

Weighted average number of common shares outstanding – basic	23,385,000	16,171,000

Weighted average number of common and common equivalent shares outstanding – diluted	23,385,000	16,194,000

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$0.30	0.30

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED OCTOBER 31, 2016 AND 2015
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2015	31,165,401	$3,117,000	$427,083,000	$413,058,000	15,033,317	$(441,849,000)	$401,409,000

Equity-classified stock award compensation	—	—	1,051,000	—	—	—	1,051,000
Proceeds from issuance of employee stock purchase plan shares	10,004	1,000	174,000	—	—	—	175,000
Common stock issued for net settlement of stock-based awards	5,200	—	(74,000)	—	—	—	(74,000)
Cash dividends declared	—	—	—	(4,844,000)	—	—	(4,844,000)
Reversal of dividend equivalents, net of accrual	—	—	—	10,000	—	—	10,000
Net income tax shortfall from settlement of stock-based awards	—	—	(35,000)	—	—	—	(35,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(21,000)	—	—	—	(21,000)
Net income	—	—	—	1,439,000	—	—	1,439,000
Balance as of October 31, 2015	31,180,605	$3,118,000	$428,178,000	$409,663,000	15,033,317	$(441,849,000)	$399,110,000

Balance as of July 31, 2016	38,367,997	$3,837,000	$524,797,000	$383,616,000	15,033,317	$(441,849,000)	$470,401,000

Equity-classified stock award compensation	—	—	970,000	—	—	—	970,000
Proceeds from issuance of employee stock purchase plan shares	16,812	2,000	181,000	—	—	—	183,000
Issuance of restricted stock	144,899	14,000	(14,000)	—	—	—	—
Common stock issued for net settlement of stock-based awards	25,697	3,000	(166,000)	—	—	—	(163,000)
Cash dividends declared, net	—	—	—	(7,008,000)	—	—	(7,008,000)
Accrual of dividend equivalents, net of reversal	—	—	—	(129,000)	—	—	(129,000)
Net income tax shortfall from settlement of stock-based awards	—	—	(161,000)	—	—	—	(161,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(316,000)	—	—	—	(316,000)
Net loss	—	—	—	(2,489,000)	—	—	(2,489,000)
Balance as of October 31, 2016	38,555,405	$3,856,000	$525,291,000	$373,990,000	15,033,317	$(441,849,000)	$461,288,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended October 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(2,489,000)	1,439,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	3,749,000	1,530,000
Amortization of intangible assets with finite lives	6,055,000	1,376,000
Amortization of stock-based compensation	970,000	1,051,000
Amortization of deferred financing costs	484,000	—
Loss (gain) on disposal of property, plant and equipment	1,000	(1,000)
Provision for allowance for doubtful accounts	339,000	630,000
Provision for excess and obsolete inventory	637,000	696,000
Excess income tax benefit from stock-based award exercises	(50,000)	(4,000)
Deferred income tax benefit	(120,000)	(1,641,000)
Changes in assets and liabilities:
Accounts receivable	13,680,000	9,275,000
Inventories	(4,942,000)	(1,498,000)
Prepaid expenses and other current assets	473,000	1,342,000
Other assets	86,000	43,000
Accounts payable	(3,348,000)	(3,017,000)
Accrued expenses and other current liabilities	(2,268,000)	(4,069,000)
Customer advances and deposits	(1,691,000)	(4,106,000)
Other liabilities, non-current	(420,000)	119,000
Interest payable	(77,000)	—
Income taxes payable	(3,446,000)	1,908,000
Net cash provided by operating activities	7,623,000	5,073,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,075,000)	(636,000)
Net cash used in investing activities	(2,075,000)	(636,000)

Cash flows from financing activities:
Repayment of long-term debt under Term Loan Facility	(2,212,000)	—
Net borrowings under Revolving Loan Facility	1,000,000	—
Repayment of principal amounts under capital lease obligations	(943,000)	—
Cash dividends paid	(7,123,000)	(4,844,000)
Payment of issuance costs related to equity offering	(492,000)	—
Payment of deferred financing costs	(105,000)	—
Proceeds from issuance of employee stock purchase plan shares	183,000	175,000
Excess income tax benefit from stock-based award exercises	50,000	4,000
Net cash used in financing activities	(9,642,000)	(4,665,000)

Net decrease in cash and cash equivalents	(4,094,000)	(228,000)
Cash and cash equivalents at beginning of period	66,805,000	150,953,000
Cash and cash equivalents at end of period	$62,711,000	150,725,000
See accompanying notes to condensed consolidated financial statements. (Continued)

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)
	Three months ended October 31,
	2016	2015
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$2,849,000	—
Income taxes	$2,004,000	500,000

Non-cash investing and financing activities:
Cash dividends declared but unpaid (including accrual of dividend equivalents)	$7,137,000	5,154,000
Accrued additions to property, plant and equipment	$1,225,000	—
Issuance of restricted stock	$14,000	—

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and its subsidiaries (“Comtech,” “we,” “us,” or “our”) as of and for the three months ended October 31, 2016 and for the three months ended October 31, 2015 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of net sales and expenses during the reported period. Actual results may differ from those estimates.

Our condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, filed with the Securities and Exchange Commission (“SEC”), for the fiscal year ended July 31, 2016 and the notes thereto contained in our Annual Report on Form 10-K, and all of our other filings with the SEC.

As disclosed in more detail in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016 and "Notes to Condensed Consolidated Financial Statements - Note (15) - Segment Information," beginning with our third quarter of fiscal 2016, we began managing our business in two reportable segments: Commercial Solutions and Government Solutions. Accordingly, certain prior period amounts have been reclassified to conform to current period presentation. We had previously reported three reportable segments: Telecommunications Transmission, RF Microwave Amplifiers and Mobile Data Communications.

(2)    Acquisition

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

The acquisition has an aggregate purchase price for accounting purposes of approximately $340,432,000 (also referred to as the transaction equity value) and an enterprise value of approximately $423,629,000. The fair value of consideration transferred in connection with the TCS acquisition was approximately $280,535,000 in cash, which is net of $59,897,000 of cash acquired. We funded the acquisition (including approximately $48,000,000 of transaction and merger related expenditures) and repaid $134,101,000 of debt assumed in connection with the acquisition by redeploying a significant amount of our combined cash and cash equivalents, with the remaining funds coming from a $400,000,000 Secured Credit Facility (the "Secured Credit Facility"), which is discussed further in Note (10) - "Secured Credit Facility."

We have incurred transaction and merger related expenditures totaling $48,000,000, which includes significant amounts for: (i) change-in-control payments, (ii) severance, (iii) costs associated with establishing our Secured Credit Facility and equity offering, and (iv) professional fees for financial and legal advisors for both Comtech and TCS. Through October 31, 2016, acquisition plan expenses were approximately $21,276,000 and primarily related to the TCS acquisition. The remaining transaction and merger related expenditures have been accounted for by TCS prior to being acquired by Comtech or have been capitalized (such as deferred financing costs) or recorded as a reduction to additional paid-in capital (such as issuance costs related to our June 2016 equity offering) on our Condensed Consolidated Balance Sheet. There were no transaction and merger related expenses recorded during the three months ended October 31, 2016.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Our condensed consolidated financial results for the three months ended October 31, 2016 include approximately $78,000,000 of net sales from TCS operations.

We are accounting for the TCS acquisition under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations." The purchase price was allocated to the assets acquired and liabilities assumed, based on their fair value at February 23, 2016, pursuant to the business combination accounting rules. Acquisition-related transaction costs are not included as components of consideration transferred but are expensed in the period incurred. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with the TCS acquisition:

	Purchase Price Allocation(1)	Measurement Period Adjustments(2)	Purchase Price Allocation (as adjusted)
Shares of TCS common stock purchased	$318,605,000	—	318,605,000
Stock-based awards settled	21,827,000	—	21,827,000
Aggregate purchase price at fair value	$340,432,000	—	340,432,000
Allocation of aggregate purchase price:
Cash and cash equivalents	$59,897,000	—	59,897,000
Current assets	115,667,000	329,000	115,996,000
Deferred tax assets, net, non-current	83,520,000	(89,000)	83,431,000
Property, plant and equipment	26,720,000	(1,031,000)	25,689,000
Other assets, non-current	2,641,000	—	2,641,000
Current liabilities (excluding interest accrued on debt)	(119,756,000)	—	(119,756,000)
Debt (including interest accrued)	(134,101,000)	—	(134,101,000)
Capital lease obligations	(8,993,000)	—	(8,993,000)
Other liabilities	(9,156,000)	—	(9,156,000)
Net tangible assets at fair value	$16,439,000	(791,000)	15,648,000
Identifiable intangible assets, deferred taxes and goodwill:				Estimated Useful Lives
Customer relationships and backlog	$223,100,000	—	223,100,000	21 years
Trade names	20,000,000	—	20,000,000	10 to 20 years
Technology	35,000,000	—	35,000,000	5 to 15 years
Deferred tax liabilities	(104,371,000)	—	(104,371,000)
Goodwill	150,264,000	791,000	151,055,000	Indefinite
Allocation of aggregate purchase price	$340,432,000	—	340,432,000

(1)	As reported in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2016.

(2)
Principally relate to (i) revisions to the estimated fair value of certain fixed assets; (ii) finalization of TCS's income tax returns for calendar year 2015, which were filed during the three months ended October 31, 2016; and (iii) the related adjustments to deferred income taxes. These measurement period adjustments were recorded to better reflect estimated fair values of the assets acquired and the liabilities assumed in connection with the TCS acquisition based on facts and circumstances that existed as of the acquisition date.

The purchase price allocation shown in the above table includes the preliminary estimated fair value of contingent liabilities associated with TCS's intellectual property matters and the warranty obligations for TCS's 911 call handling software, which are discussed in more detail in Note (19) - "Legal Proceedings and Other Matters" and Note (8) - "Accrued Expenses and Other Current Liabilities," respectively. These preliminary estimated fair values reflect market participant assumptions, as required by FASB ASC 850 "Business Combinations," and do not reflect our settlement position or amounts we actually may pay if an unfavorable resolution occurs.

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

The allocation of the aggregate purchase price for TCS was based upon a preliminary valuation and estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the acquisition date). While substantially complete, the primary areas of the purchase price allocation for TCS not yet finalized include income taxes, pre-acquisition contingencies for TCS’s intellectual property matters (see Note (19) - "Legal Proceedings and Other Matters"), warranty obligations related to TCS's 911 call handing software (see Note (8) - "Accrued Expenses and Other Current Liabilities") and the residual goodwill.

(3)    Adoption of Accounting Standards and Updates

We are required to prepare our condensed consolidated financial statements in accordance with the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) which is the source for all authoritative U.S. generally accepted accounting principles, which are commonly referred to as “GAAP.” The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates (“ASUs”). During the three months ended October 31, 2016, we adopted:

•
FASB ASU No. 2014-12, issued in June 2014, which requires that a performance target which affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Our adoption of this FASB ASU did not impact our condensed consolidated financial statements or disclosures.

•
FASB ASU No. 2014-15, issued in August 2014, which provides guidance about management's responsibility to evaluate whether there is a substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Our adoption of this ASU did not impact our condensed consolidated financial statements or disclosures.

•
FASB ASU No. 2016-07, issued in March 2016, which eliminates the requirement to retroactively adopt the equity method of accounting for an investment as a result of an increase in the level of ownership interest or degree of influence. Our early adoption of this ASU did not have any impact on our condensed consolidated financial statements or disclosures.

•
FASB ASU No. 2016-17, issued in October 2016, which amends the consolidation guidance on how a reporting entity (that is the single decision maker of a Variable Interest Entity (“VIE”)) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. Our early adoption of this ASU did not have any impact on our condensed consolidated financial statements or disclosures.

•
FASB ASU No. 2016-18, issued in November 2016, which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Our early adoption of this ASU did not have any impact on our condensed consolidated financial statements or disclosures.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(4)    Fair Value Measurements and Financial Instruments

FASB ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, using the fair value hierarchy described in FASB ASC 820, we valued our cash and cash equivalents using Level 1 inputs that were based on quoted market prices and used unobservable Level 3 inputs to value contingent liabilities associated with TCS's intellectual property matters and warranty obligations for TCS's 911 call handling software, which are discussed further in Note (19) - "Legal Proceedings and Other Matters" and Note (8) - "Accrued Expenses and Other Current Liabilities," respectively.

The carrying amounts of our other current financial assets and liabilities, including accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term maturities.

The fair value of the non-current portion of our Secured Credit Facility as of October 31, 2016 approximates its carrying amount due to its variable interest rate and pricing grid that is dependent upon our leverage ratio as of the end of each fiscal quarter. We believe the fair value of our non-current portion of capital lease obligations, which currently has a blended interest rate of 5.4%, would not be materially different than its $3,304,000 carrying value as of October 31, 2016.

As of October 31, 2016 and July 31, 2016, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

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

There were no repurchases of our common stock in either the three months ended October 31, 2016 or 2015.

Weighted average stock options, performance shares (for which performance conditions have been satisfied), RSUs and restricted stock outstanding of 2,419,000 and 2,365,000 for the three months ended October 31, 2016 and 2015, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 227,000 and 145,000 weighted average performance shares outstanding for the three months ended October 31, 2016 and 2015, respectively, as the respective performance conditions have not yet been satisfied. However, the compensation expense related to these awards is included in net (loss) income (the numerator) for EPS calculations for each respective period.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended October 31,
	2016	2015
Numerator:
Net (loss) income for basic calculation	$(2,489,000)	1,439,000
Numerator for diluted calculation	$(2,489,000)	1,439,000

Denominator:
Denominator for basic calculation	23,385,000	16,171,000
Effect of dilutive securities:
Stock-based awards	—	23,000
Denominator for diluted calculation	23,385,000	16,194,000

(6)    Accounts Receivable

Accounts receivable consist of the following at:

	October 31, 2016	July 31, 2016
Billed receivables from commercial and international customers	$73,217,000	90,185,000
Unbilled receivables from commercial and international customers	22,259,000	19,333,000
Billed receivables from the U.S. government and its agencies	21,441,000	21,465,000
Unbilled receivables from the U.S. government and its agencies	21,399,000	21,013,000
Total accounts receivable	138,316,000	151,996,000
Less allowance for doubtful accounts	1,368,000	1,029,000
Accounts receivable, net	$136,948,000	150,967,000

Unbilled receivables relate to contracts-in-progress for which revenue has been recognized but we have not yet billed the customer for work performed. We had $118,000 of retainage included in unbilled receivables at both October 31, 2016 and July 31, 2016 and management estimates that substantially all of the total unbilled receivables at October 31, 2016 will be billed and collected within one year. Of the unbilled receivables from commercial and international customers at October 31, 2016 and July 31, 2016, approximately $6,080,000 and $6,070,000, respectively, relates to our two large over-the-horizon microwave system contracts with our large U.S. prime contractor customer (all of which related to our North African country end-customer).

As of October 31, 2016, the U.S. government (and its agencies), AT&T Inc. and Verizon Communications Inc. (through various divisions) represented 31.0%, 11.4% and 10.9%, respectively, of total accounts receivable. As of July 31, 2016, except for the U.S. government (and its agencies), which represented 27.9% of total accounts receivable, there were no other customers which accounted for greater than 10% of total accounts receivable.

As of October 31, 2016 and July 31, 2016, 13.1% and 10.5%, respectively, of our total accounts receivable related to our North African country end customers.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(7)    Inventories

Inventories consist of the following at:

	October 31, 2016	July 31, 2016
Raw materials and components	$55,306,000	54,723,000
Work-in-process and finished goods	36,176,000	32,829,000
Total inventories	91,482,000	87,552,000
Less reserve for excess and obsolete inventories	15,823,000	16,198,000
Inventories, net	$75,659,000	71,354,000

As of October 31, 2016 and July 31, 2016, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $2,745,000 and $2,896,000, respectively.

As of October 31, 2016 and July 31, 2016, $1,975,000 and $1,428,000, respectively, of the inventory balance above related to contracts from third party commercial customers who outsource their manufacturing to us.

(8)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	October 31, 2016	July 31, 2016
Accrued wages and benefits	$24,113,000	23,394,000
Accrued legal costs	31,442,000	32,469,000
Accrued warranty obligations	14,984,000	15,362,000
Accrued acquisition-related costs	1,375,000	2,119,000
Accrued contract costs	8,909,000	8,348,000
Accrued commissions and royalties	2,918,000	3,473,000
Other	12,939,000	12,869,000
Accrued expenses and other current liabilities	$96,680,000	$98,034,000

Accrued legal costs as of October 31, 2016 and July 31, 2016 include $26,992,000 and $28,112,000, respectively, related to the preliminary estimated fair value associated with the pre-acquisition contingencies for certain TCS intellectual property matters as discussed in more detail in Note (19) - "Legal Proceedings and Other Matters." Accrued contract costs represents direct and indirect costs on contracts as well as estimates of amounts owed for invoices not yet received from vendors or reflected in accounts payable. Accrued acquisition-related costs as of October 31, 2016 and July 31, 2016 include change-in control payments and professional fees for financial and legal advisors.

Accrued warranty obligations relate to estimated liabilities for warranty coverage that we provide to our customers. We generally provide warranty coverage for some of our products for a period of at least one year from the date of delivery. We record a liability for estimated warranty expense based on historical claims, product failure rates and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs. Accrued warranty costs as of October 31, 2016 include $6,848,000 for pre-acquisition contingent liabilities related to TCS's 911 call handling software solution. The preliminary estimated fair value associated with TCS's 911 call handling software was determined using unobservable Level 3 inputs and was based on a review of contractual obligations and preliminary estimates of costs to enhance the software, which reflect significant management estimates and assumptions. Changes in our product warranty liability during the three months ended October 31, 2016 and 2015 were as follows:

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Three months ended October 31,
	2016	2015
Balance at beginning of period	$15,362,000	8,638,000
Provision for warranty obligations	1,083,000	1,200,000
Charges incurred	(1,461,000)	(1,136,000)
Balance at end of period	$14,984,000	8,702,000

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

Our total non-cancelable lease obligations were based on the actual lease term which runs from November 1, 2008 through October 31, 2018. We estimated sublease income based on (i) the terms of a fully executed sublease agreement that expired on October 31, 2015, and (ii) our assessment of future uncertainties relating to the commercial real estate market. Based on our assessment of commercial real estate market conditions, we currently believe that it is not probable that we will be able to sublease the facility for the remaining lease term. As such, in accordance with grandfathered accounting standards that were not incorporated into the FASB’s ASC, we recorded these costs, at fair value, as assumed liabilities as of August 1, 2008, with a corresponding increase to goodwill.

As of October 31, 2016, the amount of the acquisition-related restructuring reserve is as follows:

Cumulative Activity Through October 31, 2016
Present value of estimated facility exit costs at August 1, 2008	$2,100,000
Cash payments made	(9,399,000)
Cash payments received	8,600,000
Accreted interest recorded	1,696,000
Liability as of October 31, 2016	2,997,000
Amount recorded as accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet	1,422,000
Amount recorded as other liabilities in the Condensed Consolidated Balance Sheet	$1,575,000

As of July 31, 2016, the present value of the estimated facility exit costs was $3,327,000. During the three months ended October 31, 2016, we made cash payments of $386,000. Interest accreted for the three months ended October 31, 2016 and 2015 was $56,000 and $74,000, respectively, and is included in interest expense for each respective fiscal period.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Future cash payments associated with our restructuring plan are summarized below:

As of
October 31, 2016
Future lease payments to be made	$2,997,000
Interest expense to be accreted in future periods	345,000
Total remaining payments	$3,342,000

(10)    Secured Credit Facility

On February 23, 2016, in connection with our acquisition of TCS, we entered into a $400,000,000 Secured Credit Facility with a syndicate of lenders. The Secured Credit Facility comprises a senior secured term loan A facility of $250,000,000 (the “Term Loan Facility”) and a secured revolving loan facility of up to $150,000,000, including a $25,000,000 letter of credit sublimit (the “Revolving Loan Facility”) and, together, with the Term Loan Facility, matures on February 23, 2021. The proceeds of these borrowings were primarily used to finance our acquisition of TCS, including the repayment of certain existing indebtedness of TCS. The Term Loan Facility requires mandatory quarterly repayments. During the three months ended October 31, 2016, we repaid $2,212,000 principal amount of borrowings under the Term Loan Facility. Under the Revolving Loan Facility, we had outstanding balances ranging from $56,904,000 to $84,904,000 during the three months ended October 31, 2016.

As of October 31, 2016 and July 31, 2016, amounts outstanding under our Secured Credit Facility, net, were as follows:

	October 31, 2016	July 31, 2016
Term Loan Facility	$170,434,000	172,647,000
Less unamortized deferred financing costs related to Term Loan Facility	5,212,000	5,515,000
Term Loan Facility, net	165,222,000	167,132,000
Revolving Loan Facility	84,904,000	83,904,000
Amount outstanding under Secured Credit Facility, net	250,126,000	251,036,000
Less current portion of long-term debt	12,174,000	11,067,000
Non-current portion of long-term debt	$237,952,000	239,969,000

Interest expense, including amortization of deferred financing costs, recorded during the three months ended October 31, 2016 related to the Secured Credit Facility was $3,175,000 and reflects a blended interest rate of approximately 5.00%. There was no corresponding interest expense recorded during the three months ended October 31, 2015. At October 31, 2016, we had $4,199,000 of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The Revolving Loan Facility can be used for working capital and other general corporate purposes of the Company, including the issuance of letters of credit. Borrowings under the Secured Credit Facility, pursuant to terms defined in the Secured Credit Facility, shall be either (i) Alternate Base Rate ("ABR") borrowings, which bear interest from the applicable borrowing date at a rate per annum equal to (x) the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% per annum and (c) the Adjusted LIBO Rate on such day (or, if such day is not a business day, the immediately preceding business day) plus 1.00% per annum (provided that if the LIBO Rate is less than 1.00%, then the LIBO Rate shall be deemed to be 1.00%), plus (y) the Applicable Rate, or (ii) Eurodollar borrowings, which bear interest from the applicable borrowing date at a rate per annum equal to (x) the Adjusted LIBO Rate for such interest period (provided that if the LIBO Rate is less than 1.00%, then the LIBO Rate shall be deemed to be 1.00%) plus (y) the Applicable Rate. The Applicable Rate is determined based on a pricing grid that is dependent upon our leverage ratio as of the end of each fiscal quarter. The Secured Credit Facility contains customary representations, warranties and affirmative covenants and customary negative covenants, subject to negotiated exceptions, on (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stockholder dividends, and (vii) certain other restrictive agreements. The Secured Credit Facility also contains certain financial covenants and customary events of default (subject to grace periods, as appropriate), such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe the negative covenants and other covenants related to the operation of our business.

Our Secured Credit Facility includes financial covenants, including a maximum net leverage ratio of 2.75x Adjusted EBITDA (as defined in the Secured Credit Facility) by the end of our fiscal 2017. Even if we achieve expected financial results in fiscal 2017, it is possible that we may not be able to meet such covenants. As such, during the second quarter of fiscal 2017, we met with our financial lenders and have entered into substantive discussions to modify various terms, in particular, the maximum net leverage ratio, contained in our Secured Credit Facility.

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

(11)    Capital Lease Obligations

We lease certain equipment under capital leases, the majority of which we assumed in connection with our acquisition of TCS. As of October 31, 2016 and July 31, 2016, the net book value of the leased assets which collateralize the capital lease obligations was $8,079,000 and $8,698,000, respectively, and consisted primarily of machinery and equipment. As of October 31, 2016, our capital lease obligations reflect a blended interest rate of approximately 5.4%. Our capital leases generally contain provisions whereby we can purchase the equipment at the end of the lease for a one dollar buyout. Depreciation of leased assets is included in depreciation expense.

Future minimum payments under capital lease obligations consisted of the following at October 31, 2016:

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Remainder of fiscal 2017	$2,878,000
Fiscal 2018	2,473,000
Fiscal 2019	1,469,000
Fiscal 2020	304,000
Fiscal 2021	—
Total minimum lease payments	7,124,000
Less: amounts representing interest	454,000
Present value of net minimum lease payments	6,670,000
Current portion of capital lease obligations	3,366,000
Non-current portion of capital lease obligations	$3,304,000

(12)    Income Taxes

At October 31, 2016 and July 31, 2016, total unrecognized tax benefits were $9,195,000 and $9,171,000, respectively, including interest of $70,000 and $63,000, respectively. At October 31, 2016 and July 31, 2016, $2,928,000 and $2,992,000, respectively, of our unrecognized tax benefits were recorded as non-current income taxes payable in our Condensed Consolidated Balance Sheets. At October 31, 2016 and July 31, 2016, the remaining unrecognized tax benefits of $6,267,000 and $6,179,000, respectively, were recorded on our Condensed Consolidated Balance Sheets in non-current deferred tax liabilities (as an offset to the associated deferred tax asset). Of the total unrecognized tax benefits at October 31, 2016 and July 31, 2016, $8,247,000 and $8,261,000, respectively, net of the reversal of the Federal benefit recognized as a deferred tax asset relating to state reserves, excluding interest, would positively impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our condensed consolidated financial statements. Our policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense.

During the three months ended October 31, 2016, we reached an effective settlement with the Internal Revenue Service (“IRS”) relating to its audit of our Federal income tax return for fiscal 2014. This effective settlement did not have a material impact on our results of operations. Our Federal income tax returns for fiscal 2013 and 2015 are also subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2012 are subject to audit. TCS’s Federal income tax returns for calendar years 2013 through 2015 are subject to potential future IRS audit. None of TCS’s state income tax returns prior to calendar year 2012 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our condensed consolidated results of operations and financial condition.

(13)    Stock Based Compensation

Overview

We issue stock-based awards to certain of our employees and our Board of Directors pursuant to our 2000 Stock Incentive Plan, as amended, (the “Plan”) and our 2001 Employee Stock Purchase Plan (the “ESPP”), and recognize related stock-based compensation in our condensed consolidated financial statements. The Plan provides for the granting to employees and consultants of Comtech (including prospective employees and consultants): (i) incentive and non-qualified stock options, (ii) restricted stock units ("RSUs"), (iii) RSUs with performance measures (which we refer to as "performance shares"), (iv) restricted stock, (v) stock units (reserved for issuance to non-employee directors) and share units (reserved for issuance to employees) (collectively, “share units”) and (vi) stock appreciation rights (“SARs”), among other types of awards. Our non-employee directors are eligible to receive non-discretionary grants of stock-based awards, subject to certain limitations. The aggregate number of shares of common stock which may be issued, pursuant to the Plan, may not exceed 8,962,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and ESPP with the issuance of new shares of our common stock.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

As of October 31, 2016, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 7,912,068 shares (net of 3,362,108 expired and canceled awards), of which an aggregate of 5,181,858 have been exercised or converted into common stock.

As of October 31, 2016, the following stock-based awards, by award type, were outstanding:

Stock options	2,138,174
Performance shares	270,054
RSUs and restricted stock	313,479
Share units	8,503
Total	2,730,210

Our ESPP provides for the issuance of up to 800,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance. Through October 31, 2016, we have cumulatively issued 651,184 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended October 31,
	2016	2015
Cost of sales	$48,000	63,000
Selling, general and administrative expenses	851,000	874,000
Research and development expenses	71,000	114,000
Stock-based compensation expense before income tax benefit	970,000	1,051,000
Estimated income tax benefit	(341,000)	(365,000)
Net stock-based compensation expense	$629,000	686,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At October 31, 2016, unrecognized stock-based compensation of $9,738,000, net of estimated forfeitures of $788,000, is expected to be recognized over a weighted average period of 3.2 years. Total stock-based compensation capitalized and included in ending inventory at both October 31, 2016 and July 31, 2016 was $51,000. There are no liability-classified stock-based awards outstanding as of October 31, 2016 or July 31, 2016.

Stock-based compensation expense, by award type, is summarized as follows:

	Three months ended October 31,
	2016	2015
Stock options	$246,000	603,000
Performance shares	494,000	334,000
RSUs and restricted stock	188,000	71,000
ESPP	42,000	43,000
Stock-based compensation expense before income tax benefit	970,000	1,051,000
Estimated income tax benefit	(341,000)	(365,000)
Net stock-based compensation expense	$629,000	686,000

ESPP stock-based compensation expense primarily relates to the 15% discount offered to participants in the ESPP.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability in our Condensed Consolidated Balance Sheet as of October 31, 2016. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

The following table reconciles the actual income tax benefit recognized for tax deductions relating to the settlement of stock-based awards to the excess income tax benefit reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows:

	Three months ended October 31,
	2016	2015
Actual income tax benefit recorded for the tax deductions relating to the settlement of stock-based awards	$245,000	93,000
Less: Tax benefit initially recognized on settled stock-based awards vesting subsequent to the adoption of accounting standards that require us to expense stock-based awards	195,000	89,000
Excess income tax benefit from settled equity-classified stock-based awards recorded as an increase to additional paid-in capital and reported as a cash inflow from financing activities in our Condensed Consolidated Statements of Cash Flows	$50,000	$4,000

As of October 31, 2016 and July 31, 2016, the amount of hypothetical tax benefits related to stock-based awards, recorded as a component of additional paid-in capital, was $16,460,000 and $16,937,000, respectively. These amounts represent the initial hypothetical tax benefit of $8,593,000 determined upon adoption of FASB ASC 718 (which reflects our estimate of cumulative actual tax deductions for awards issued and settled prior to August 1, 2005), adjusted for actual excess income tax benefits or shortfalls since that date. During the three months ended October 31, 2016 and 2015, we recorded $477,000 and $56,000, respectively, of a reduction to additional paid-in capital and accumulated hypothetical tax benefits, which represent net income tax shortfalls recognized from the settlement of stock-based awards and the reversal of unrealized deferred tax assets associated with certain vested equity-classified stock-based awards that expired during each of the respective periods.
Stock Options

The following table summarizes the Plan's activity during the three months ended October 31, 2016:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2016	2,256,679	$28.87
Expired/canceled	(118,505)	27.34
Outstanding at October 31, 2016	2,138,174	$28.96	5.79	$—

Exercisable at October 31, 2016	1,391,070	$29.15	4.82	$—

Vested and expected to vest at October 31, 2016	2,072,008	$28.96	5.73	$—

Stock options outstanding as of October 31, 2016 have exercise prices ranging from $12.43 to $33.94. There were no stock options exercised during the three months ended October 31, 2016. The total intrinsic value relating to stock options exercised during the three months ended October 31, 2015 was $32,000. There were no stock options granted during the three months ended October 31, 2016. Stock options granted during the three months ended October 31, 2015 had exercise prices equal to the fair market value of our common stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

During the three months ended October 31, 2015, at the election of certain holders of vested stock options, 19,200 stock options, respectively, were net settled upon exercise, which resulted in issuance of 706 net shares of our common stock after reduction of shares retained to satisfy the exercise price and minimum statutory tax withholding requirements. There were no net settlement of stock options or the related issuance of common stock during the three months ended October 31, 2016.

The estimated per-share weighted average grant-date fair value of stock options granted during the three months ended October 31, 2015 was $5.73, which was determined using the Black-Scholes option pricing model, and included the following weighted average assumptions:

Expected dividend yield	4.29%
Expected volatility	34.26%
Risk-free interest rate	1.54%
Expected life (years)	5.16

Expected dividend yield is the expected annual dividend as a percentage of the fair market value of our common stock on the date of grant, based on our Board's annual dividend target at the time of grant. We estimate expected volatility by considering the historical volatility of our stock and the implied volatility of publicly-traded call options on our stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected term. The expected term is the number of years we estimate that awards will be outstanding prior to exercise and is determined by employee groups with sufficiently distinct behavior patterns. Assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by recipients of stock-based awards.

Performance Shares, RSUs, Restricted Stock and Share Unit Awards

The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2016	217,213	$28.32
Granted	418,684	13.10
Converted to common stock	(38,706)	14.75
Forfeited	(5,155)	25.10
Outstanding at October 31, 2016	592,036	$17.80	$6,157,000

Vested at October 31, 2016	39,260	$27.16	$408,000

Vested and expected to vest at October 31, 2016	567,117	$17.82	$5,898,000

The total intrinsic value relating to fully-vested awards converted into our common stock during the three months ended October 31, 2016 and 2015 was $425,000 and $173,000, respectively. Performance shares granted to employees prior to fiscal 2014 vest over a 5.3 year period, beginning on the date of grant if pre-established performance goals are attained, and are convertible into shares of our common stock generally at the time of vesting, on a one-for-one basis for no cash consideration. The performance shares granted to employees since fiscal 2014 principally vest over a three-year performance period, if pre-established performance goals are attained or as specified pursuant to the Plan and related agreements. As of October 31, 2016, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level.

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

The fair value of performance shares, RSUs, restricted stock and share units is determined using the closing market price of our common stock on the date of grant, less the present value of any estimated future dividend equivalents such awards are not entitled to receive. RSUs and performance shares granted in fiscal 2012 are not entitled to dividend equivalents. RSUs, performance shares and restricted stock granted in fiscal 2013 through 2017 are entitled to dividend equivalents unless forfeited before vesting occurs; however, performance shares granted in fiscal 2013 were not entitled to such dividend equivalents until our Board of Directors determined that the pre-established performance goals were met. Share units granted prior to fiscal 2014 are not entitled to dividend equivalents. Share units granted in fiscal 2014 and thereafter are entitled to dividend equivalents while the underlying shares are unissued.

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of conversion of the underlying shares into our common stock. During the three months ended October 31, 2016, we accrued $129,000 of dividend equivalents and paid out $123,000. As of October 31, 2016 and July 31, 2016, accrued dividend equivalents were $463,000 and $457,000, respectively. Such amounts were recorded as a reduction to retained earnings.

Cash payments to remit employees' minimum statutory tax withholding requirements related to the net settlement of stock-based awards for the three months ended October 31, 2016 and 2015 were $163,000 and $74,000, respectively, which is reported as a cash outflow from operating activities in our Condensed Consolidated Statements of Cash Flows for each respective period.

At our fiscal 2016 annual meeting of stockholders, scheduled to occur on December 8, 2016, our stockholders will be asked to approve, among other things, an increase in the available share reserve under the Plan by 500,000 shares from 8,962,500 to 9,462,500 shares and extend the term of the Plan for an additional ten years.

(14)    Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended October 31,
	2016	2015
United States
U.S. government	35.3%	41.4%
Domestic	36.8%	14.6%
Total United States	72.1%	56.0%

International	27.9%	44.0%
Total	100.0%	100.0%

Sales to U.S. government customers include the Department of Defense ("DoD") and intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to U.S. state and local governments.

International sales for the three months ended October 31, 2016 and 2015 (which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers) were $37,833,000 and $28,252,000, respectively.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

For the three months ended October 31, 2016 and 2015, except for the U.S. government, no other customer or individual country (including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country) represented more than 10% of consolidated net sales.

(15)    Segment Information

Reportable operating segments are determined based on Comtech’s management approach. The management approach, as defined by FASB ASC 280, "Segment Reporting," is based on the way that the chief operating decision-maker ("CODM") organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. Our CODM, for purposes of FASB ASC 280, is our Chief Executive Officer and President.

As disclosed in more detail in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016, we changed the way we report and evaluate segment information. We had previously reported three reportable segments: Telecommunications Transmission, RF Microwave Amplifiers and Mobile Data Communications. Beginning with our third quarter of fiscal 2016, we began managing our business in two reportable segments: Commercial Solutions and Government Solutions. As a result, the segment information for the prior fiscal periods has been recasted to conform to the current fiscal period's presentation.

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

Our Government Solutions segment serves large U.S. and foreign government end-users that require mission critical technologies and systems. Government solutions products include command and control technologies (such as remote sensing tracking systems, rugged solid state drives, land mobile products, and quick deploy satellite systems), troposcatter technologies systems (such as digital troposcatter multiplexers, digital over-the-horizon modems, troposcatter systems, and frequency converter systems), and RF power and switching technologies products (such as solid-state high-power narrow and broadband amplifiers, enhanced position location reporting system ("EPLRS") amplifier assemblies, identification friend or foe amplifiers, and amplifiers used in the counteraction of improvised explosive devices).

Our CODM primarily uses a metric that we refer to as Adjusted Earnings Before Interest, Taxes, Depreciaton and Amortization ("Adjusted EBITDA") to measure an operating segment’s performance and to make decisions about resources to be allocated. Our Adjusted EBITDA metric does not consider any allocation of the following: income taxes, interest income and other expense, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, acquisition plan expenses or strategic alternatives analysis expenses and other. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Adjusted EBITDA is used by management in assessing the Company's operating results. The Company's definition of Adjusted EBITDA may differ from the definition of Adjusted EBITDA used by other companies (including TCS prior to our acquisition) and therefore may not be comparable to similarly titled measures used by other companies.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Operating segment information, along with a reconciliation of segment net income (loss) and consolidated net income (loss) to Adjusted EBITDA is presented in the tables below:

	Three months ended October 31, 2016
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$76,178,000	59,608,000	—	$135,786,000
Operating income (loss)	$3,098,000	2,500,000	(6,326,000)	$(728,000)

Net income (loss)	$3,013,000	2,503,000	(8,005,000)	$(2,489,000)
Provision for (benefit from) income taxes	23,000	—	(1,585,000)	(1,562,000)
Interest (income) and other expense	(2,000)	(3,000)	3,000	(2,000)
Interest expense	64,000	—	3,261,000	3,325,000
Amortization of stock-based compensation	—	—	970,000	970,000
Amortization of intangibles	4,436,000	1,619,000	—	6,055,000
Depreciation	2,587,000	751,000	411,000	3,749,000
Adjusted EBITDA	$10,121,000	4,870,000	(4,945,000)	10,046,000

Purchases of property, plant and equipment	$1,995,000	10,000	70,000	$2,075,000
Total assets at October 31, 2016	$623,510,000	211,021,000	68,921,000	$903,452,000

	Three months ended October 31, 2015
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$42,950,000	21,167,000	—	$64,117,000
Operating income (loss)	$2,248,000	5,080,000	(5,160,000)	$2,168,000

Net income (loss)	$2,177,000	5,087,000	(5,825,000)	$1,439,000
Provision for (benefit from) income taxes	(24,000)	—	790,000	766,000
Interest (income) and other expense	21,000	(7,000)	(126,000)	(112,000)
Interest expense	75,000	—	—	75,000
Amortization of stock-based compensation	—	—	1,051,000	1,051,000
Amortization of intangibles	1,376,000	—	—	1,376,000
Depreciation	1,253,000	269,000	8,000	1,530,000
Acquisition plan expenses	—	—	1,392,000	1,392,000
Adjusted EBITDA	$4,878,000	5,349,000	(2,710,000)	$7,517,000

Purchases of property, plant and equipment	$481,000	153,000	2,000	$636,000
Total assets at October 31, 2015	$228,554,000	87,340,000	143,148,000	$459,042,000

Unallocated expenses result from corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs. In addition, unallocated expenses for the three months ended October 31, 2015 include $1,392,000 of transaction costs primarily related to our acquisition of TCS. There were no such expenses during the three months ended October 31, 2016.

Interest expense for the three months ended October 31, 2016 includes $3,175,000 related to our Secured Credit Facility, as further discussed in Note (10) - “Secured Credit Facility,” including the amortization of deferred financing costs. There was no such corresponding interest expense recorded for the three months ended October 31, 2015.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Intersegment sales for the three months ended October 31, 2016 and 2015 by the Commercial Solutions segment to the Government Solutions segment were $3,426,000 and $1,079,000, respectively. There were no sales by the Government Solutions segment to the Commercial Solutions segment for either of these three month periods.

Unallocated assets at October 31, 2016 and July 31, 2016 consist principally of cash, income taxes receivable, corporate property, plant and equipment and deferred financing costs. Substantially all of our long-lived assets are located in the U.S. and all intersegment sales are eliminated in consolidation and are excluded from the tables above.

(16)    Goodwill

The following table represents the amount of goodwill by reportable operating segment, including the changes in the net carrying value of goodwill during the three months ended October 31, 2016:

	Commercial Solutions	Government Solutions	Total
Balance as of July 31, 2016	$229,273,000	58,345,000	$287,618,000
Changes resulting from TCS acquisition	(192,000)	983,000	791,000
Balance as of October 31, 2016	$229,081,000	59,328,000	$288,409,000

The goodwill resulting from the TCS acquisition was based upon a purchase price allocation including a preliminary valuation and estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the acquisition date). See Note (2) - “Acquisition” for further discussion of the TCS acquisition and the related changes in the net carrying value of goodwill during the three months ended October 31, 2016.
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

On August 1, 2016 (the first day of our fiscal 2017), we performed our annual quantitative assessment (commonly referred to as a Step One test) using market participant assumptions to determine if the fair value of each of our reporting units with goodwill exceeded its carrying value. In making this assessment, we considered, among other things, expectations of projected net sales and cash flows, assumptions impacting the weighted average cost of capital, trends in trading multiples of comparable companies, changes in our stock price and changes in the carrying values of our reporting units with goodwill. We also considered overall business conditions, including, among other things, the fact that the end-markets for certain of our products and services have been significantly impacted by adverse global economic conditions. For example, many of our international end-customers are located in emerging and developing countries that continue to undergo sweeping economic and political changes. The U.S. dollar has strengthened against many international currencies which has caused many of our international end-customers to have lower purchasing power for our products since the U.S. dollar is the currency in which virtually all of our sales are denominated. Global oil and natural gas prices have materially declined which has negatively impacted our energy dependent customers including Russia and Brazil. China is experiencing slower economic growth and has devalued its currency. Our U.S. government customers continue to experience budget pressures and it is possible that the U.S. government could reduce or further delay its spending on, or reprioritize its spending away from, government programs we participate in. In response to these challenging conditions, many of our customers have cut their spending budgets and are under pressure to further reduce them which has significantly impaired their ability to invest in advanced communication products and infrastructure. We believe that many, if not all of these conditions are temporary and will improve over time.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

In performing Step One of the goodwill impairment test, we estimated the fair value of each of our reporting units using a combination of the income and market approaches. The income approach, also known as the discounted cash flow ("DCF") method, utilizes the present value of cash flows to estimate fair value. The future cash flows for our reporting units were projected based on our estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). We assumed revenue growth rates based on our actual long-term expectations. The discount rates used in our DCF method were based on a weighted-average cost of capital ("WACC") determined from relevant market comparisons, adjusted upward for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). A terminal value growth rate was applied to the final year of the projected period and reflected our estimate of stable, perpetual growth. We then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach. Under the market approach, we estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization and factored in a control premium. Finally, we compared our estimates of fair values to our August 1, 2016 total public market capitalization and assessed implied control premiums based on our common stock price of $13.43 as of August 1, 2016. Based on our quantitative evaluation, we determined that our Commercial Solutions and Government Solutions reporting units had estimated fair values in excess of their carrying values of at least 11.8% and 40.5%, respectively, and concluded that our goodwill was not impaired. As such, we did not perform a Step Two assessment. We also concluded that neither of our two reporting units was at risk of failing Step One test as prescribed under the FASB ASC. However, in order to sensitize our goodwill impairment test, we performed a second analysis using only the income approach and concluded that neither reporting units' goodwill was impaired. Under the second analysis, if we do not achieve assumed net sales and cash flow projections in future periods, our Commercial Solutions reporting unit's goodwill would be at risk of impairment.

It is possible that, during fiscal 2017 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state and our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate. A significant decline in our customers' spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform an interim Step One goodwill impairment test during fiscal 2017 or beyond. If assumed net sales and cash flow projections are not achieved in future periods, our Commercial Solutions and Government Solutions reporting units could be at risk of failing Step One of the goodwill impairment test and goodwill and intangibles assigned to the respective reporting units could be impaired.

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2017 (the start of our fiscal 2018). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangibles with finite lives when an event occurs indicating the potential for impairment. We believe that the carrying values of our net intangibles were recoverable as of October 31, 2016. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(17)    Intangible Assets

Intangible assets with finite lives are as follows:

	As of October 31, 2016
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.3	$249,831,000	31,865,000	$217,966,000
Technologies	12.3	82,370,000	44,300,000	38,070,000
Trademarks and other	16.3	28,894,000	6,291,000	22,603,000
Total		$361,095,000	82,456,000	$278,639,000

	As of July 31, 2016
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.3	$249,831,000	28,497,000	$221,334,000
Technologies	12.3	82,370,000	42,860,000	39,510,000
Trademarks and other	16.3	28,894,000	5,044,000	23,850,000
Total		$361,095,000	76,401,000	$284,694,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the three months ended October 31, 2016 and 2015 was $6,055,000 and $1,376,000, respectively.

Intangible assets at October 31, 2016, and the associated amortization expense for the three months ended October 31, 2016, include the impact of the TCS acquisition which closed on February 23, 2016 and which is further discussed in Note (2) - "Acquisition."

The estimated amortization expense consists of the following for the fiscal years ending July 31,:

2017	$22,823,000
2018	21,075,000
2019	17,155,000
2020	17,155,000
2021	16,196,000

(18)    Stockholders’ Equity

Sale of Common Stock
In June 2016, the Company sold 7,145,000 shares of its common stock in a public offering at a price to the public of $14.00 per share, resulting in proceeds to the Company of $95,029,000, net of underwriting discounts and commissions. As of October 31, 2016 and December 7, 2016, an aggregate registered amount of $74,970,000 under the Company's existing Shelf Registration Statement filed with the SEC remains available for sale of various types of securities, including debt.

Stock Repurchase Program
As of October 31, 2016 and December 7, 2016, we were authorized to repurchase up to an additional $8,664,000 of our common stock, pursuant to our current $100,000,000 stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. There were no repurchases made during the three months ended October 31, 2016 or 2015.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Dividends
Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount that was established by our Board of Directors. On October 6, 2016, our Board of Directors declared a dividend of $0.30 per common share, which was paid on November 22, 2016 to stockholders of record at the close of business on October 21, 2016. On December 7, 2016, our Board of Directors completed its previously announced assessment of capital needs and dividends and declared a dividend of $0.10 per common share, payable on February 17, 2017 to stockholders of record at the close of business on January 18, 2017. The Board is currently targeting that future quarterly dividends for fiscal 2017 will be $0.10 per common share. Future dividends remain subject to compliance with financial covenants under our Secured Credit Facility as well as Board approval.

(19)    Legal Proceedings and Other Matters

Pre-Acquisition Contingencies Related to TCS Intellectual Property
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

These intellectual property legal proceedings and contract disputes are described further below:

•
In December 2009, Vehicle IP, LLC ("Vehicle IP") filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware, seeking monetary damages, fees and expenses and other relief from, among others, our customer Verizon Wireless ("Verizon"), based on the VZ Navigator product, and TCS is defending Verizon against Vehicle IP. In 2013, the District Court granted the defendants’ motion for summary judgment on the basis that the products in question did not infringe plaintiff’s patent. Plaintiff appealed that decision and, in 2014, the U.S. Court of Appeals for the Federal Circuit reversed the district court's claim construction, overturned the district court's grant of summary judgment of noninfringement, and remanded the case for further proceedings. Fact discovery and expert discovery has closed. Trial regarding the validity of Vehicle IP's patent is scheduled to begin in February 2017. Trial regarding Vehicle IP's claims of infringement against Verizon and TCS has been scheduled to begin in July 2017, after a trial of Vehicle IP's claims against the other defendants in the case.

•
In August 2014, TracBeam, LLC ("TracBeam") brought a patent infringement lawsuit in the U.S. District Court for the Eastern District of Texas seeking monetary damages, fees and expenses and other relief from, among others, TCS’s customers T-Mobile US, Inc. and T-Mobile USA, Inc. (together, "T-Mobile"), based on the defendants’ E9-1-1 service and locator products, and TCS is defending T-Mobile against TracBeam. In August 2015, T-Mobile and a co-defendant filed petitions for Inter Partes Review ("IPR") challenging TracBeam’s patents before the Patent Trial and Appeal Board which instituted trial on some of the claims in the litigation, while denying institution on others. TracBeam subsequently disclaimed those claims that were subject to these IPR trials and as a result, in November 2016, the Patent Trial and Appeal Board issued adverse judgments in all pending IPR trials. The disclaimed claims are precluded from being asserted in any current or future lawsuit. In the district court case, fact and expert discovery is complete, with trial scheduled for January 2017. In connection with this case, we have made a demand for indemnification from a third party for a portion of the potential liability.

•
In 2012, CallWave Communication LLC ("CallWave") brought a patent infringement lawsuit in the U.S. District Court for the District of Delaware seeking monetary damages, fees and expenses and other relief from, among others, Verizon Wireless and certain of its affiliates (collectively, "Verizon"), based on Verizon's VZ Family Locator and VZ Navigator, and TCS has agreed to indemnify Verizon with respect to one of the asserted patents of plaintiff that implicates a TCS product. In August 2016, the court agreed to stay the proceedings of the case against Verizon in connection with the one asserted patent pending negotiation of a settlement agreement among TCS, Verizon and CallWave. On September 15, 2016, the court granted a motion for judgment on the pleadings, finding that the asserted claims of the patent are invalid because they relate to unpatentable subject matter. CallWave has informed us that it will appeal the court's order.

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

Our Condensed Consolidated Balance Sheet as of October 31, 2016 includes a $26,992,000 liability, which represents the remaining preliminary estimated fair value for pre-acquisition contingencies related to the above TCS intellectual property legal proceedings and contractual obligations. The preliminary estimated fair value was determined using unobservable Level 3 inputs and based on discounted cash flows that reflect significant management estimates and assumptions, including: (i) possible outcomes for each case; (ii) timing of each possible outcome; (iii) probability of each possible outcome; (iv) estimated settlement and damages payments for each possible outcome; (v) potential legal fees to reach each outcome; and (vi) a discount rate reflecting the credit risk of the Company. The preliminary estimated fair value reflects market participant assumptions, as required by FASB ASC 805 “Business Combinations,” and does not reflect our settlement position or amounts we actually may pay if an unfavorable resolution occurs. Ongoing legal expenses associated with defending these legacy TCS intellectual property legal proceedings and contract disputes and their ultimate resolution could vary and have a material adverse effect on our future consolidated results of operations, financial position, or cash flows.

Other Proceedings
A family in Mississippi sued Verizon Wireless in June 2016 and TCS in July 2016 in the U.S. District Court for the Southern District of Mississippi, for compensatory damages in the amount of $20,000,000 and punitive damages in the amount of $25,000,000 resulting from the family’s allegations that their 911 calls were improperly routed during an emergency. Both TCS and Verizon have filed answers denying the allegations in the plaintiffs’ complaint. Verizon has also filed a motion to compel arbitration and stay the case. This motion was granted by the court on November 14, 2016. While Verizon has requested to be indemnified by TCS, Verizon also informed us that it believes TCS has properly carried out its duties. TCS maintains certain insurance and, in November 2016, its insurance carrier informed us that, subject to its reservation of rights, we are entitled to certain coverage and defense costs. We believe these claims lack merit and intend to vigorously defend ourselves in this matter.

In October 2014, we disclosed to the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”) that we learned during a self-assessment of our export transactions that a shipment of modems sent to a Canadian customer by Comtech EF Data was incorporated into a communication system, the ultimate end user of which was the Sudan Civil Aviation Authority. The sales value of this equipment was approximately $288,000. OFAC regulations prohibit U.S. persons from doing business directly or indirectly with Sudan. In late 2015, OFAC issued an administrative subpoena seeking further information about the disclosed transaction. We have responded to the subpoena, including alerting OFAC to Comtech’s repair of three modems for a customer in Lebanon who may have rerouted the modems from Lebanon to Sudan without the required U.S. licensing authorization. We are not able to predict when OFAC will complete its review, nor whether it will take any action against us, which could include civil and criminal penalties. If OFAC determines that we have violated U.S. trade sanctions, we may suffer reputational harm. Even though we take precautions to avoid engaging in transactions that may violate U.S. trade sanctions, those measures may not be effective in every instance.

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

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include, among other things: the possibility that the expected synergies from the acquisition of TeleCommunication Systems, Inc. ("TCS") will not be fully realized, or will not be realized within the anticipated time period; the risk that Comtech’s and TCS’s businesses will not be integrated successfully; the possibility of disruption from the acquisition, making it more difficult to maintain business and operational relationships or retain key personnel; the nature and timing of receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements; changing customer demands; changes in prevailing economic and political conditions; changes in the price of oil in global markets; changes in foreign currency exchange rates; risks associated with Comtech's and TCS's legacy legal proceedings, customer claims for indemnification, and other similar matters; risks associated with our obligations under our Secured Credit Facility; risks associated with our large contracts; and other factors described in this and our other filings with the Securities and Exchange Commission (“SEC”).

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

Acquisition of TCS
On February 23, 2016 (the first month of our third quarter of fiscal 2016), we acquired TCS, a leading provider of commercial solutions (such as public safety systems and enterprise application technologies), and government solutions (such as command and control (also known as Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (“C4ISR”))) applications. We believe that the acquisition of TCS provides us with a number of key strategic and financial benefits including:

•	The creation of scale and a more diversified earnings stream, reducing volatility associated with challenging international (including emerging markets) business conditions;

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

Index

The TCS acquisition was a significant step in our strategy of entering complementary markets and expanding our domestic and international commercial offerings. In connection with the acquisition, we began managing our combined businesses through two reportable operating segments:

•
Commercial Solutions - serves commercial customers and smaller government customers, such as state and local governments, that require advanced communication technologies to meet their needs. This segment also serves certain large government customers (including the U.S. government) that have requirements for off-the-shelf commercial equipment. We believe this segment is a leading provider of satellite communications (such as satellite earth station modems and traveling wave tube amplifiers ("TWTA")), public safety systems (such as next generation 911 ("NG911") technologies) and enterprise application technologies (such as a messaging and trusted location-based technologies).

•
Government Solutions - serves large government end-users (including those of foreign countries) that require mission critical technologies and systems. We believe this segment is a leading provider of command and control applications (such as the design, installation and operation of data networks that integrate computing and communications (including both satellite and terrestrial links)) ongoing network operation and management support services (including telecom expense management, project management and fielding and maintenance solutions related to satellite ground terminals), troposcatter communications (such as digital troposcatter multiplexers, digital over-the-horizon modems, troposcatter systems, and frequency converter systems) and RF power and switching technologies (such as solid state high-power broadband amplifiers, enhanced position location reporting system (commonly known as "EPLRS") amplifier assemblies, identification friend or foe amplifiers, and amplifiers used in the counteraction of improvised explosive devices).

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

In connection with the TCS acquisition, we have initiated a strategy to cross-share technology across product lines. We have also begun jointly marketing our products to facilitate future growth. These cross-sharing and joint marketing strategies, over time, will result in historical sales patterns and mix trends becoming less relevant. As a result, period-to-period comparisons of sales of legacy Comtech or TCS brands will not be meaningful.

Index

CRITICAL ACCOUNTING POLICIES

We consider certain accounting policies to be critical due to the estimation process involved in each.

Revenue Recognition.  We earn revenue from the sale of advanced communication solutions to customers around the world. Sales of advanced communication solutions can consist of any one or a combination of items required by our customer including hardware, technology platforms and related support. A large portion of our revenue from advanced communication solutions is derived from contracts relating to the design, development or manufacture of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts and is recognized in accordance with FASB ASC 605-35. For these contracts, we primarily apply the percentage-of-completion accounting method and generally recognize revenue based on the relationship of total costs incurred to total projected costs, or, alternatively, based on output measures, such as units delivered or produced. Profits expected to be realized on such contracts are based on total estimated sales for the contract compared to total estimated costs, including warranty costs, at completion of the contract.

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

We also derive a large portion of our revenues for advanced communication solutions from contracts and purchase orders where revenue is recorded on delivery of products or performance of services. Such revenues are recognized in accordance with the authoritative guidance contained in FASB ASC 605-25, "Revenue Recognition - Multiple Deliverable Revenue Arrangements" ("FASB ASC 605-25") and, as applicable, FASB ASC 605-20 "Revenue Recognition - Services" ("FASB ASC 605-20") and Accounting Standards Update ("ASU") 2009-14 (FASB ASC Topic 985) "Certain Revenue Arrangements That Include Software Elements." Revenue recognition for multiple-element arrangements requires judgment to determine if multiple elements exist, whether elements can be accounted for as separate units of accounting, and if so, the fair value for each of the elements. In summary, we recognize revenue for each separate unit of accounting when the applicable revenue recognition criteria for each element have been met. We allocate revenue to each separate unit of accounting in a multi-element arrangement based on the relative fair value of each element, using vendor-specific objective evidence ("VSOE") of their fair values, if available. VSOE is generally determined based on the price charged when an element is sold separately. In the absence of VSOE of fair value, the fee is allocated among each element based on third-party evidence ("TPE") of fair value, which is determined based on competitor pricing for similar deliverables when sold separately. When we are unable to establish fair value using VSOE or TPE, we use estimated selling price ("ESP") to allocate value to each element. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold separately. We determine ESP for deliverables by considering multiple factors including, but not limited to, prices we charge for similar offerings, market conditions, competitive landscape, and pricing practices. For multiple element arrangements that contain only software and software-related elements, we allocate the fees to each element based on the VSOE of fair value of each element. Due to the nature of some of the agreements it may be difficult to establish VSOE of separate elements of an agreement; in these circumstances the appropriate recognition of revenue may require the use of judgment based on the particular facts and circumstances.

Index

Accounting for Stock-Based Compensation.  As discussed further in “Notes to Condensed Consolidated Financial Statements – Note (13) - Stock-Based Compensation,” we issue stock-based awards to certain of our employees and our Board of Directors and we recognize related stock-based compensation for both equity and liability-classified stock-based awards in our condensed consolidated financial statements.

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

Impairment of Goodwill and Other Intangible Assets. As discussed further in “Notes to Condensed Consolidated Financial Statements - Note (15) - Segment Information," in connection with the TCS acquisition, we announced a new segment organizational structure in which our chief operating decision maker began managing our business in two operating segments, each of which constitutes a reporting unit: Commercial Solutions and Government Solutions. Prior to February 1, 2016, our business was managed through three reportable operating segments (Telecommunications Transmission, RF Microwave Amplifiers and Mobile Data Communications). In connection with this reporting unit change, during our three months ended April 30, 2016, we performed a “Before Reorganization” and an “After Reorganization” interim goodwill impairment test and a review of our legacy intangible assets, both of which excluded goodwill and intangible assets acquired from TCS. No impairments resulted from our change to our two reportable operating segment structure. As a result, the carrying value of our goodwill immediately prior to the segment change was reallocated $102.1 million to the Commercial Solutions segment and $35.3 million to the Government Solutions segment, based on each segment’s estimated relative fair value. Additionally, in connection with this segment change, we assigned all of the $17.4 million of our previously existing intangible assets at January 31, 2016 to the Commercial Solutions segment, as that segment would utilize those assets.

As discussed further in “Notes to Condensed Consolidated Financial Statements - Note (2) - Acquisition,” the TCS acquisition resulted in goodwill of $151.1 million (of which $127.0 million was allocated to the Commercial Solutions segment and $24.1 million was allocated to the Government Solutions segment). Goodwill was determined based upon a purchase price allocation including a preliminary valuation and estimates and assumptions that are subject to change as more detailed analyses are completed within the purchase price allocation period (generally one year from the acquisition date). The primary areas of the purchase price allocation for TCS not yet finalized include income taxes, pre-acquisition contingencies for TCS's intellectual property matters (see "Notes to Condensed Consolidated Financial Statements - Note (19) - Legal Proceedings and Other Matters"), warranty obligations related to TCS’s 911 call handling software and residual goodwill.

As of October 31, 2016, total goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $288.4 million (of which $229.1 million relates to our Commercial Solutions segment and $59.3 million relates to our Government Solutions segment). Additionally, as of October 31, 2016, intangible assets recorded on our Condensed Consolidated Balance Sheet aggregated $278.6 million, (of which $230.0 million relates to our Commercial Solutions segment and $48.6 million relates to our Government Solutions segment). Each of our two operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

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

In performing Step One of the goodwill impairment test, we estimated the fair value of each of our reporting units using a combination of the income and market approach. The income approach, also known as the discounted cash flow ("DCF") method, utilizes the present value of cash flows to estimate fair value. The future cash flows for our reporting units were projected based on our estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). We assumed growth rate estimates in our projection based on our actual long-term expectations. The discount rates used in our DCF method were based on a weighted-average cost of capital ("WACC") determined from relevant market comparisons, adjusted upward for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). A terminal value growth rate was applied to the final year of the projected period and reflected our estimate of stable, perpetual growth. We then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach. Under the market approach, we estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization and factored in a control premium. Finally, we compared our estimates of fair values to our August 1, 2016 total public market capitalization and assessed implied control premiums based on our common stock price of $13.43 as of August 1, 2016. Based on our quantitative evaluation, we determined that our Commercial Solutions and Government Solutions reporting units had estimated fair values in excess of their carrying values of at least 11.8% and 40.5%, respectively, and concluded that our goodwill was not impaired. As such, we did not perform a Step Two assessment. We also concluded that none of our two reporting units were at risk of failing the Step One test as prescribed under the FASB ASC. However, in order to sensitize our goodwill impairment test, we performed a second analysis using only the income approach and concluded that neither reporting units' goodwill was impaired. Under the second analysis, if we do not achieve assumed net sales and cash flow projections in future periods, our Commercial Solutions reporting unit's goodwill would be at risk of impairment.

It is possible that, during fiscal 2017 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state and our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate. A significant decline in our customers' spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform an interim Step One goodwill impairment test during fiscal 2017 or beyond. If assumed net sales and cash flow projections are not achieved in future periods, our Commercial Solutions and Government Solutions reporting units could be at risk of failing Step One of the goodwill impairment test and goodwill and intangibles assigned to the respective reporting units could be impaired.

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2017 (the start of our fiscal 2018). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangibles with finite lives when an event occurs indicating the potential for impairment. No such events were identified during the three months ended October 31, 2016. As such, we believe that the carrying values of our net intangibles were recoverable as of October 31, 2016. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

There exist inherent risks and uncertainties in estimating warranty expenses, particularly on larger or longer-term contracts. In August 2016, AT&T, a distributor of a small TCS product line that we refer to as our 911 call handling software solution, informed us that they do not believe we met certain contractual specifications related to performance and usability and had requested a refund of certain payments made by them. In addition, AT&T has requested that we make certain changes to our 911 call handling software and provide those enhancements to them at no additional cost. Our Condensed Consolidated Balance Sheet as of October 31, 2016 and July 31, 2016 includes a $6.8 million and $7.3 million liability, respectively, reflecting the estimated fair value of this contingent liability, as required by FASB ASC 805 "Business Combinations." The estimated fair value was based on a review of contractual obligations and preliminary estimates of costs to enhance the software.

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

In the first quarter of fiscal 2017, we reached an effective settlement with the IRS relating to its audit of our federal income tax return for fiscal 2014. This effective settlement did not have a material impact on our results of operations. Our federal income tax returns for fiscal 2013 and 2015 are also subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2012 are subject to audit. TCS's federal income tax returns for calendar year 2013 through 2015 are subject to potential future IRS audit. None of TCS's state income tax returns prior to calendar year 2012 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our condensed consolidated results of operations and financial condition.

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

We continue to monitor our accounts receivable credit portfolio. Except for two recent international customers, our overall credit losses have historically been within our expectations of the allowances established. In light of the current global economic conditions, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Measurement of credit losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Changes to the estimated allowance for doubtful accounts could be material to our results of operations and financial condition.

Index

Business Outlook for Fiscal 2017

During our first quarter of fiscal 2017, we generated revenues of $135.8 million, an operating loss of $0.7 million and Adjusted EBITDA (a Non-GAAP financial measure) of $10.0 million. For a definition and explanation of Adjusted EBITDA, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended October 31, 2016 and 2015 - Adjusted EBITDA.”

Although we continue to be impacted by challenging international business conditions, we are pleased with our first quarter fiscal 2017 results, which we view as a solid foundation for a year of revenue and Adjusted EBITDA growth. Based on the anticipated timing of shipments and performance related to orders currently in our backlog, as well as expected orders, we anticipate our second quarter of fiscal 2017 net sales and Adjusted EBITDA to approximate the same level of performance that we achieved in our first quarter of fiscal 2017, with net sales and Adjusted EBITDA anticipated to increase thereafter in the third and fourth quarters of fiscal 2017. We have a number of large opportunities in our order pipeline and currently expect our book-to-bill ratio (a measure defined as bookings divided by sales) for fiscal 2017 to exceed 1.0. As of October 31, 2016, we had backlog of $461.9 million that we expect, together with anticipated new orders, will drive quarterly revenue and Adjusted EBITDA growth for the second half of fiscal 2017.

As previously announced, our Chairman of the Board has resumed his role as Chief Executive Officer and President and we filled our newly created Chief Operating Officer role on September 26, 2016. We continue to implement a tactical shift in strategy in our Government Solutions segment to focus less on winning large commodity service contracts and more on small contracts for our niche products with higher margins. Although this repositioning change is resulting in additional sales and marketing expenses in the near term, we believe this effort will ultimately pay off. In addition, during the first quarter of fiscal 2017, we initiated actions to reduce other costs in our Government Solutions segment. In particular, we have begun planning to reduce our facilities footprint and related expenses in locations where we have redundancies. In view of our transformative acquisition of TCS and the broad opportunities for future growth across all of our businesses, we believe these leadership, repositioning changes and cost reductions will enhance our ability to manage expected growth and reinforce company-wide execution and operational discipline with a view to building long-term value for our shareholders.

On December 7, 2016, our Board of Directors completed its previously announced assessment of capital needs and dividends and declared a dividend of $0.10 per common share, payable on February 17, 2017 to stockholders of record at the close of business on January 18, 2017. The Board is currently targeting that future quarterly dividends for fiscal 2017 will be $0.10 per common share. Future dividends remain subject to compliance with financial covenants under our Secured Credit Facility as well as Board approval.

Our Business Outlook for Fiscal 2017 depends, in large part, on the receipt of significant orders from both international customers and the U.S. government (including prime contractors to the U.S. government). Our Business Outlook for Fiscal 2017 could be adversely impacted if business conditions deteriorate or our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services. In addition, because our historical results prior to February 23, 2016 do not include TCS, you should not rely on period-to-period comparisons as an indicator of future performance as these comparisons may not be meaningful.

Additional information related to our Business Outlook for Fiscal 2017 is included in the below section entitled “Comparison of the Results of Operations for the Three Months Ended October 31, 2016 and October 31, 2015."

Index

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2016 AND OCTOBER 31, 2015

Our consolidated results of operations for the three months ended October 31, 2016 were significantly impacted by our acquisition of TCS, which was completed on February 23, 2016.

Net Sales. Consolidated net sales were approximately $135.8 million and $64.1 million for the three months ended October 31, 2016 and 2015, respectively, representing an increase of $71.7 million, or 111.9%. The period-over-period increase in net sales reflects incremental sales of approximately $78.0 million as a result of the TCS acquisition, partially offset by lower sales of legacy Comtech products. Net sales by operating segment are further discussed below.

Commercial Solutions
Net sales in our Commercial Solutions segment were approximately $76.2 million for the three months ended October 31, 2016, as compared to $43.0 million for the three months ended October 31, 2015, an increase of $33.2 million, or 77.2%. The period-over-period increase in net sales reflects incremental sales of approximately $39.9 million as a result of the TCS acquisition, partially offset by lower sales of Comtech legacy products. Our Commercial Solutions segment represented 56.1% of consolidated net sales for the three months ended October 31, 2016 as compared to 67.0% for the three months ended October 31, 2015.

Although sales of Comtech legacy products, most notably our satellite earth station products, continue to be impacted by challenging international business conditions, we believe that market conditions have become relatively stable. Based on potential orders in our pipeline, we believe that bookings in future fiscal quarters of fiscal 2017 will increase from the level we achieved in the first quarter of fiscal 2017.

During the three months ended October 31, 2016, our Commercial Solutions segment benefited from sales of application solutions (such as our location and messaging based platforms) and safety and security technology solutions (such as wireless and next generation 911 ("NG911") platforms) that we now offer as a result of the TCS acquisition.

Bookings, sales and profitability in our Commercial Solutions segment can fluctuate from period-to-period due to many factors, including changes in the general business environment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Government Solutions
Net sales in our Government Solutions segment were approximately $59.6 million for the three months ended October 31, 2016 as compared to $21.1 million for the three months ended October 31, 2015, an increase of $38.5 million, or 182.5%. The period-over-period increase in net sales primarily reflects incremental sales of approximately $38.1 million as a result of the TCS acquisition and a slight increase in net sales of Comtech's legacy products. Our Government Solutions segment represented 43.9% of consolidated net sales for the three months ended October 31, 2016, as compared to 33.0% for the three months ended October 31, 2015.

The slight increase in Comtech legacy net sales in our most recent quarter was driven by higher comparative net sales of over-the-horizon microwave products partially offset by lower net sales of high-power broadband amplifiers and BFT-1 sustainment support services. Sales in both periods include $2.5 million of revenue related to our annual BFT-1 intellectual property license fee. In fiscal 2016, we received $20.0 million of funded orders to continue to provide BFT-1 sustainment support services to the U.S. Army through March 31, 2017. The U.S. Army will have a limited non-exclusive right to use our intellectual property after March 31, 2017 for no additional license fee. During our second quarter of fiscal 2017, we expect to begin negotiations with the U.S. Army for a new contract or follow-on BFT-1 contract for future sustainment support services.

Our Government Solutions segment benefited in the first quarter of fiscal 2017 from a variety of new advanced communication solutions that we now offer as a result of the TCS acquisition. These solutions include field support, space components and cyber-training.

Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Index

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the three months ended October 31, 2016 and 2015 are as follows:

	Three months ended October 31,
	2016	2015	2016	2015	2016	2015
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	13.8%	32.6%	62.8%	59.2%	35.3%	41.4%
Domestic	56.3%	16.0%	11.9%	11.5%	36.8%	14.6%
Total U.S.	70.1%	48.6%	74.7%	70.7%	72.1%	56.0%

International	29.9%	51.4%	25.3%	29.3%	27.9%	44.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to U.S. state and local governments. International sales include sales to U.S. companies for inclusion in products that are sold to international customers.

As a result of the TCS acquisition, we believe that international net sales as a percentage of our consolidated net sales in future periods will be significantly lower than it was in the past, due to the inclusion in consolidated net sales of safety and security technology solutions (such as 911 call routing) which are primarily sold to U.S. customers.

Gross Profit. Gross profit was approximately $52.1 million and $28.2 million for the three months ended October 31, 2016 and 2015, respectively, representing an increase of $23.9 million. This increase in gross profit dollars was driven by higher consolidated net sales resulting from the TCS acquisition, partially offset by lower sales of Comtech legacy products. Gross profit, as a percentage of consolidated net sales decreased from 44.0% for the three months ended October 31, 2015 to 38.4% for the three months ended October 31, 2016. This decrease is primarily attributable to overall product mix changes resulting primarily from the TCS acquisition, in particular, the inclusion of net sales related to TCS government solutions, which have historically had lower gross margins than Comtech’s legacy products. Gross profit, as a percentage of related segment sales is further discussed below.

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended October 31, 2016 was higher as compared to the three months ended October 31, 2015. This increase is primarily driven by the inclusion of sales related to TCS commercial products during our most recent quarter, which had higher gross margins than Comtech's legacy communication technology products.

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended October 31, 2016, was significantly lower as compared to the three months ended October 31, 2015. This decrease was primarily driven by the inclusion of sales of TCS government solutions during our most recent quarter, which had significantly lower gross margins than Comtech's legacy products. Additionally, during three months ended October 31, 2016, we experienced a lower gross profit percentage related to our over-the-horizon microwave products due to a change in overall product mix resulting from two large international contracts that were nearing completion. Gross profit in both periods includes $2.5 million related to our annual BFT-1 intellectual property license fees.

Included in consolidated cost of sales for the three months ended October 31, 2016 and 2015 are provisions for excess and obsolete inventory of $0.6 million and $0.7 million, respectively. As discussed in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Because our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each individual segment, it is difficult to forecast. Nevertheless, based on expected order flow and timing of our performance on orders, we currently expect our consolidated gross profit, as a percentage of consolidated net sales, for the second quarter of fiscal 2017 to decrease as compared to our first quarter of fiscal 2017 before increasing thereafter in the third and fourth quarters of fiscal 2017. As a result of the full year impact of the TCS acquisition, anticipated mix changes and lower anticipated BFT-1 intellectual property license fee revenue, we expect our fiscal 2017 gross profit, as a percentage of consolidated net sales, to be lower than the gross profit percentage we achieved in fiscal 2016.

Index

Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $32.7 million and $16.7 million for the three months ended October 31, 2016 and 2015, respectively, representing an increase of $16.0 million. The increase in spending is primarily attributable to incremental expenses associated with the increase in size of our business as a result of the TCS acquisition. As a percentage of consolidated net sales, selling, general and administrative expenses were 24.1% and 26.1% for the three months ended October 31, 2016 and 2015, respectively. This decrease in percentage is primarily due to higher overall consolidated net sales during the three months ended October 31, 2016.

The selling, general and administrative expenses during the three months ended October 31, 2015 include approximately $1.4 million of transaction costs primarily related to our acquisition of TCS on February 23, 2016, as discussed further in "Notes to Condensed Consolidated Financial Statements - Note (2) - Acquisition." There were no comparable expenses during the three months ended October 31, 2016.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $0.9 million for both the three months ended October 31, 2016 and 2015.

Research and Development Expenses. Research and development expenses were approximately $14.1 million and $7.9 million for the three months ended October 31, 2016 and 2015, respectively, representing an increase of $6.2 million, or 78.5%. The increase in spending is primarily attributable to incremental expenses associated with the TCS product lines, partially offset by lower spending as a result of cost reduction activities and the completion of several research and development projects. As a percentage of consolidated net sales, research and development expenses were 10.4% and 12.3% for the three months ended October 31, 2016 and 2015, respectively.

For the three months ended October 31, 2016 and 2015, research and development expenses of $11.7 million and $6.3 million, respectively, related to our Commercial Solutions segment and $2.3 million and $1.5 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.1 million for both the three months ended October 31, 2016 and 2015, respectively, related to the amortization of stock-based compensation expense, which is not allocated to our two reportable operating segments.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended October 31, 2016 and 2015, customers reimbursed us $8.2 million and $2.5 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was approximately $6.1 million and $1.4 million for the three months ended October 31, 2016 and 2015, respectively. The significant increase in amortization of intangibles is a result of our acquisition of TCS.

Operating (Loss) Income. Operating loss for the three months ended October 31, 2016 was approximately $0.7 million as compared to operating income of $2.2 million for the three months ended October 31, 2015. Operating income for the three months ended October 31, 2015, as a percentage of consolidated net sales, was 3.4%. Excluding $1.4 million of expenses related to our focused acquisition plan, which culminated in the acquisition of TCS, operating income for the three months ended October 31, 2015 would have been $3.6 million, or 5.6% of consolidated net sales. Consolidated operating income was directly impacted by the TCS acquisition (including incremental amortization of intangibles) and by changes in segment operating income contributions as shown in the table below:

	Three months ended October 31,
	2016	2015	2016	2015	2016	2015	2016	2015
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$3.1	2.3	2.5	5.1	(6.3)	(5.2)	$(0.7)	2.2
Percentage of related net sales	4.1%	5.3%	4.2%	24.2%	NA	NA	(0.5)%	3.4%

Our Commercial Solutions segment’s operating income, in dollars, reflects an incremental contribution associated with TCS commercial solution sales, offset in part, by lower contributions by Comtech’s legacy business. The decrease in operating income, as a percentage of the related segment’s net sales, is primarily due to the amortization of intangibles associated with the acquisition of TCS and, to a lesser extent, the impact of lower net sales of Comtech’s legacy business.

Index

The decrease in our Government Solutions segment’s operating income, in dollars, was primarily driven by the incremental amortization of intangibles associated with the TCS government solutions product line and lower contributions by Comtech’s legacy business. The decrease in operating income, as a percentage of the related segment’s net sales, is primarily due to the inclusion of TCS government solutions sales during the most recent quarter, which had significantly lower gross margins than Comtech’s legacy government solutions products.

Unallocated operating expenses which are included in the above table were $6.3 million and $5.2 million for the three months ended October 31, 2016 and 2015, respectively. Unallocated expenses in the most recent quarter reflect increased activities associated with the growth of the company resulting from the TCS acquisition.

Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $1.0 million and $1.1 million for the three months ended October 31, 2016 and 2015, respectively. Total amortization of stock-based compensation expenses in fiscal 2017 is expected to be higher than the amount we recorded in fiscal 2016 due to an increase in total awards to employees which is largely attributable to our larger work force as a result of the TCS acquisition.

Based on the timing of expected new orders and the expected performance of orders currently in our backlog, we currently expect our operating income, both in dollars and as a percentage of consolidated net sales, for the second quarter of fiscal 2017 to approximate the same level that we achieved in our first quarter of fiscal 2017 before increasing thereafter in the third and fourth quarters of fiscal 2017.

Interest Expense and Other. Interest expense was approximately $3.3 million and $0.1 million for the three months ended October 31, 2016 and 2015, respectively. Interest expense during the three months ended October 31, 2016 primarily reflects interest on our Secured Credit Facility related to the TCS acquisition. Based on the type, terms and amount of outstanding debt (including capital leases), we estimate that our effective interest rate (including amortization of deferred financing costs) will range from 5.0% to 6.0% in fiscal 2017.

Interest Income and Other. Interest income and other for both the three months ended October 31, 2016 and 2015 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding a blended annual interest rate of approximately 0.58%.

Provision for Income Taxes. During the three months ended October 31, 2016, we recorded a tax benefit of approximately $1.6 million as a result of our current period operating loss. This tax benefit compared to a tax expense of $0.8 million during the three months ended October 31, 2015.

Our effective tax rate of 38.55% for the three months ended October 31, 2016 reflects a net discrete tax benefit of approximately $0.3 million, primarily related to the reversal of certain tax contingencies no longer required due to the effective settlement with the IRS relating to its audit of our federal income tax return for fiscal year 2014.

Excluding discrete tax items for the three months ended October 31, 2016, our effective tax rate would have been 32.0%. Our effective tax rate for the three months ended October 31, 2015 was 34.75% and did not reflect the TCS acquisition. The decrease from 34.75% to 32.0% is principally attributable to the acquisition of TCS, which significantly impacted our geographical sales mix and has a different spending profile than our legacy business and the retroactive permanent extension of the research and experimentation credit from December 31, 2014.

In the first quarter of fiscal 2017, we reached an effective settlement with the IRS relating to its audit of our federal income tax return for fiscal 2014. This effective settlement did not have a material impact on our results of operations. Our federal income tax returns for fiscal 2013 and 2015 are also subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2012 are subject to audit. TCS’s federal income tax returns for calendar years 2013 through 2015 are subject to potential future IRS audit. None of TCS’s state income tax returns prior to calendar year 2012 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Loss (Income). During the three months ended October 31, 2016, consolidated net loss was $2.5 million as compared to the consolidated net income of $1.4 million that we achieved during the three months ended October 31, 2015. The net loss during the most recent period is largely attributable to the impact of all of the other aforementioned items discussed above.

Index

Adjusted EBITDA. Our Adjusted EBITDA, a non-GAAP financial measure, represents earnings before income taxes, interest (income) and other expense, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense and acquisition plan expenses. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Our Adjusted EBITDA is also used by our management in assessing the Company's operating results. The Company's definition of Adjusted EBITDA may differ from the definition of EBITDA or Adjusted EBITDA used by other companies (including TCS prior to our acquisition) and, therefore, may not be comparable to similarly titled measures used by other companies. Our Adjusted EBITDA is also a measure frequently requested by the Company's investors and analysts. The Company believes that investors and analysts may use our Adjusted EBITDA, along with other information contained in our SEC filings, in assessing our performance and comparability of our results with other companies. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the three months ended October 31, 2016 and 2015 are shown in the table below:

	Three months ended October 31,
	2016	2015	2016	2015	2016	2015	2016	2015
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$3.0	2.2	2.5	5.1	(8.0)	(5.8)	$(2.5)	1.4
Provision for (benefit from)income taxes	—	—	—	—	(1.6)	0.8	(1.6)	0.8
Interest (income) and other expenses	—	—	—	—	—	(0.1)	—	(0.1)
Interest expense	0.1	0.1	—	—	3.3	—	3.3	0.1
Amortization of stock-based compensation	—	—	—	—	1.0	1.1	1.0	1.1
Amortization of intangibles	4.4	1.4	1.6	—	—	—	6.1	1.4
Depreciation	2.6	1.3	0.8	0.3	0.4	—	3.7	1.5
Acquisition plan expenses	—	—	—	—	—	1.4	—	1.4
Adjusted EBITDA	$10.1	4.9	4.9	5.3	(4.9)	(2.7)	$10.0	7.5
Percentage of related net sales	13.3%	11.4%	8.2%	25.3%	NA	NA	7.4%	11.7%

The increase in consolidated Adjusted EBITDA, in dollars, during the three months ended October 31, 2016 as compared to the three months ended October 31, 2015, is primarily attributable to earnings contributions associated with the TCS acquisition, offset in part, by lower earnings contributions from Comtech's legacy business and higher unallocated expenses in the most recent quarter. Adjusted EBITDA by segment is discussed below.

On a segment basis, our Commercial Solutions segment's Adjusted EBITDA (in dollars and as a percentage of related net sales) benefited from favorable product mix changes (including the inclusion of TCS products). Our Government Solutions segment's Adjusted EBITDA (in dollars and as a percentage of related net sales) reflects the inclusion of TCS products, which have lower margins than our legacy Government Solutions segment's product lines. Both periods in the Government Solutions segment reflect the inclusion of $2.5 million related to our annual BFT-1 intellectual property license fees.

We believe that consolidated Adjusted EBITDA for the second quarter of fiscal 2017 will approximate the same level that we achieved in the first quarter of fiscal 2017 and will increase sequentially for each of the remaining quarters in fiscal 2017.

Index

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased to approximately $62.7 million at October 31, 2016 from $66.8 million at July 31, 2016, a decrease of $4.1 million. The decrease in cash and cash equivalents during the three months ended October 31, 2016 was driven by the following:

•
Net cash provided by operating activities was approximately $7.6 million for the three months ended October 31, 2016 as compared to $5.1 million for the three months ended October 31, 2015. The period-over-period increase in cash flow from operating activities is attributable to overall changes in net working capital requirements, the timing of billings and payments and the inclusion of the TCS business.

•
Net cash used in investing activities for the three months ended October 31, 2016 was approximately $2.1 million as compared to $0.6 million for the three months ended October 31, 2015. The period-over-period increase in net cash used in investing activities is primarily due to the incremental expenditures associated with the acquired TCS business.

•
Net cash used in financing activities was approximately $9.6 million for the three months ended October 31, 2016 as compared to $4.7 million for the three months ended October 31, 2015. During the three months ended October 31, 2016, we received $1.0 million from net borrowings under our Revolving Loan Facility and made approximately $3.2 million of principal repayments related to our Term Loan Facility and capital lease obligations. During the three months ended October 31, 2016 and 2015, we paid $7.1 million and $4.8 million, respectively, in cash dividends to our shareholders.

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

We acquired TCS on February 23, 2016 and entered into a five-year Secured Credit Facility, which is described below, in further detail, in the section entitled “Liquidity and Capital Resources - Financing Arrangements - Secured Credit Facility.” The Secured Credit Facility is also discussed in “Notes to Condensed Consolidated Financial Statements - Note (10) - Secured Credit Facility.”

As of October 31, 2016, our material short-term cash requirements primarily consist of: (i) quarterly interest payments and principal repayments associated with the Secured Credit Facility, (ii) capital lease obligations and operating lease commitments, (iii) our ongoing working capital needs, including income tax payments, and (iv) accrued quarterly dividends.

In June 2016, we sold 7.1 million shares of our common stock in a public offering at a price of $14.00 per share, resulting in proceeds to us of $95.0 million, net of underwriting discounts and commissions. As of October 31, 2016 and December 7, 2016, an aggregate registered amount of $75.0 million under our existing Shelf Registration Statement filed with the SEC remains available for sale of various types of securities, including debt.

As of October 31, 2016 and December 7, 2016, we were authorized to repurchase up to an additional $8.7 million of our common stock, pursuant to our current $100.0 million stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. There were no repurchases of our common stock during the three months ended October 31, 2016 and 2015.

Index

During the three months ended October 31, 2016, our Board of Directors declared quarterly dividends of $0.30 per common share aggregating approximately $7.0 million which was paid to our shareholders on November 22, 2016. On December 7, 2016, our Board of Directors completed its previously announced assessment of capital needs and dividends and declared a quarterly dividend of $0.10 per common share, payable on February 17, 2017 to stockholders of record at the close of business on January 18, 2017. This latest dividend declaration represents our twenty-sixth consecutive quarterly dividend. The Board is currently targeting that future quarterly dividends for fiscal 2017 will be $0.10 per common share. Future dividends remain subject to compliance with financial covenants under our Secured Credit Facility as well as Board approval.

Our material long-term cash requirements primarily consist of mandatory interest payments and principal repayments pursuant to our Secured Credit Facility and payments relating to our capital lease obligations and operating lease commitments. In addition, we expect to make future cash payments of approximately $3.3 million related to our 2009 Radyne-related restructuring plan, including accreted interest. For further information regarding our Radyne restructuring plan, see “Notes to Condensed Consolidated Financial Statements – Note (9) Radyne Acquisition-Related Restructuring Plan.”

In light of ongoing tight credit market conditions and overall adverse business conditions, we continue to receive (and approve on a limited basis) requests from our customers for higher credit limits and longer payment terms. We also continue to monitor our accounts receivable credit portfolio and, except for two recent international customers, have not had any material negative customer credit experiences historically.

We have historically met both our short-term and long-term cash requirements with funds provided by a combination of cash and cash equivalent balances, cash generated from operating activities and cash generated from financing transactions. Based on our anticipated level of future sales and operating income, we believe that our existing cash and cash equivalent balances, our cash generated from operating activities and amounts potentially available under the Revolving Loan Facility under our Secured Credit Facility will be sufficient to meet both our currently anticipated short-term and long-term operating cash requirements. However, our Secured Credit Facility contains financial covenants that require us to maintain or meet certain financial ratios such as a maximum net leverage ratio of 2.75x Adjusted EBITDA (as defined in the Secured Credit Facility) by the end of our fiscal 2017. Even if we achieve expected financial results in fiscal 2017, it is possible that we may not be able to meet such covenants. As such, during the second quarter of fiscal 2017, we met with our financial lenders and have entered into substantive discussions to modify various terms, in particular, the maximum net leverage ratio, contained in our Secured Credit Facility. We believe we have good working relationships with our financial lenders and, based on specific feedback we have received, we believe we will be able to obtain modifications and or waivers, if necessary, to remain in compliance with the terms of our Secured Credit Facility.

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

FINANCING ARRANGEMENTS

Secured Credit Facility
On February 23, 2016, in connection with our acquisition of TCS, we entered into a $400.0 million secured credit facility (the "Secured Credit Facility") with a syndicate of lenders. The Secured Credit Facility comprises a secured term loan A facility of $250.0 million (the “Term Loan Facility”) and a secured revolving loan facility of up to $150.0 million, including a $25.0 million letter of credit sublimit (the “Revolving Loan Facility” and, together, with the Term Loan Facility, the “Secured Credit Facilities”), each of which mature on February 23, 2021. The proceeds of these borrowings were primarily used to finance our acquisition of TCS, including the repayment of certain existing indebtedness of TCS. The Term Loan Facility requires mandatory quarterly repayments. During the three months ended October 31, 2016, we repaid $2.2 million principal amount of borrowings under the Term Loan Facility. Under the Revolving Loan Facility, we had outstanding balances ranging from $56.9 million to $84.9 million during the three months ended October 31, 2016. As of October 31, 2016, the outstanding balances under the Term Loan Facility and the Revolving Loan Facility were $170.4 million and $84.9 million, respectively.

Index

The Revolving Loan Facility is primarily used for working capital and other general corporate purposes of the Company and its subsidiaries, including the issuance of letters of credit. Borrowings under the Secured Credit Facility, pursuant to terms defined in the Secured Credit Facility, shall be either (i) Alternate Base Rate ("ABR") borrowings, which bear interest from the applicable borrowing date at a rate per annum equal to (x) the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% per annum and (c) the Adjusted LIBO Rate on such day (or, if such day is not a business day, the immediately preceding business day) plus 1.00% per annum (provided that if the LIBO Rate is less than 1.00%, then the LIBO Rate shall be deemed to be 1.00%), plus (y) the Applicable Rate, or (ii) Eurodollar borrowings, which bear interest from the applicable borrowing date at a rate per annum equal to (x) the Adjusted LIBO Rate for such interest period (provided that if the LIBO Rate is less than 1.00%, then the LIBO Rate shall be deemed to be 1.00%) plus (y) the Applicable Rate. The Applicable Rate is determined based on a pricing grid that is dependent upon our leverage ratio as of the end of each fiscal quarter. The Secured Credit Facility contains customary representations, warranties and affirmative covenants and customary negative covenants, subject to negotiated exceptions, on (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stockholder dividends, and (vii) certain other restrictive agreements. The Secured Credit Facility also contains certain financial covenants and customary events of default (subject to grace periods, as appropriate), such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe the negative covenants and other covenants related to the operation of our business. Even if we achieve expected financial results in fiscal 2017, it is possible that we may not be able to meet such covenants. As such, during the second quarter of fiscal 2017, we met with our financial lenders and have entered into substantive discussions to modify various terms, in particular, the maximum net leverage ratio, contained in our Secured Credit Facility. We believe we have good working relationships with our financial lenders and, based on specific feedback we have received, we believe we will be able to obtain modifications and or waivers, if necessary, to remain in compliance with the terms of our Secured Credit Facility.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of October 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

COMMITMENTS

In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of October 31, 2016, will materially adversely affect our liquidity.

At October 31, 2016, cash payments due under long-term obligations (including interest on our Secured Credit Facility), excluding purchase orders that we entered into in our normal course of business, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	Remainder of 2017	2018 and 2019	2020 and 2021	After 2021
Secured Credit Facility, including interest	$302,270	17,000	54,874	230,396	—
Operating lease commitments	56,417	11,346	19,818	12,160	13,093
Capital lease obligations	7,124	2,878	3,942	304	—
Net contractual cash obligations	$365,811	31,224	78,634	242,860	13,093

In fiscal 2015, we entered into a multi-year purchase agreement in the amount of $12.9 million for certain inventory items. Such amount is not included in the above table because the purchase agreement is cancellable at our option. As of October 31, 2016, our maximum liability under this purchase commitment was approximately $2.7 million.

Index

As discussed further in “Notes to Condensed Consolidated Financial Statements – Note (18) - Stockholders’ Equity,” on December 7, 2016, our Board of Directors completed its previously announced assessment of capital needs and dividends and declared a cash dividend of $0.10 per common share to be paid on February 17, 2017 to our shareholders of record at the close of business on January 18, 2017. This latest dividend declaration represents our twenty-sixth consecutive quarterly dividend. The Board is currently targeting that future quarterly dividends for fiscal 2017 will be $0.10 per common share. Future dividends remain subject to compliance with financial covenants under our Secured Credit Facility as well as Board approval.

At October 31, 2016, we have approximately $4.2 million of standby letters of credit outstanding under our Secured Credit Facility related to our guarantees of future performance on certain customer contracts. Such amounts are not included in the above table.

In the ordinary course of business, we include indemnification provisions in certain of our customer contracts. Pursuant to these agreements, we have agreed to indemnify, hold harmless and reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses related to third-party intellectual property claims. It is not possible to determine the maximum potential amount under these agreements due to a history of nominal claims in the Comtech legacy business and the unique facts and circumstances involved in each particular agreement. As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (19) - Legal Proceedings and Other Matters," TCS is a party to a number of indemnification matters and disputes and we are incurring ongoing legal expenses in connection with these matters. Our insurance policies may not cover the cost of defending indemnification claims or providing indemnification. As a result, pending or future claims asserted against us by a party that we have agreed to indemnify could result in legal costs and damages that could have a material adverse effect on our consolidated results of operations and financial condition.

As of October 31, 2016, our Condensed Consolidated Balance Sheet reflects an accrual of $27.0 million related to the fair value of these TCS pre-acquisition contingencies. These preliminary estimates of fair values reflect market participant assumptions, as required by FASB ASC 805 “Business Combinations,” and do not reflect our settlement position nor reflect what amounts we may actually pay if an unfavorable resolution occurs.

We have change in control agreements, severance agreements and indemnification agreements with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of our Company or an involuntary termination of employment without cause.

Our Condensed Consolidated Balance Sheet as of October 31, 2016 includes total liabilities of $9.2 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

RECENT ACCOUNTING PRONOUNCEMENTS

We are required to prepare our condensed consolidated financial statements in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) which is the source for all authoritative U.S. generally accepted accounting principles, which is commonly referred to as “GAAP.” The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates (“ASUs”).

As further discussed in “Notes to Condensed Consolidated Financial Statements - Note (3) - Adoption of Accounting Standards and Updates,” during the three months ended October 31, 2016, we adopted:

•
FASB ASU No. 2014-12, issued in June 2014, which requires that a performance target which affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Our adoption of this FASB ASU did not impact our condensed consolidated financial statements or disclosures.

•
FASB ASU No. 2014-15, issued in August 2014, which provides guidance about management's responsibility to evaluate whether there is a substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Our adoption of this ASU did not impact our condensed consolidated financial statements or disclosures.

•
FASB ASU No. 2016-07, issued in March 2016, which eliminates the requirement to retroactively adopt the equity method of accounting for an investment as a result of an increase in the level of ownership interest or degree of influence. Our early adoption of this ASU did not have any impact on our condensed consolidated financial statements or disclosures.

Index

•
FASB ASU No. 2016-17, issued in October 2016, which amends the consolidation guidance on how a reporting entity (that is the single decision maker of a Variable Interest Entity (“VIE”)) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. Our early adoption of this ASU did not have any impact on our condensed consolidated financial statements or disclosures.

•
FASB ASU No. 2016-18, issued in November 2016, which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Our early adoption of this ASU did not have any impact on our condensed consolidated financial statements or disclosures.

In addition, the following FASB ASUs have been issued and incorporated into the FASB ASC and have not yet been adopted by us as of October 31, 2016:

•
FASB ASU No. 2014-09, issued in May 2014, which replaces numerous requirements in U.S. GAAP, including industry specific requirements, and provides a single revenue recognition model for contracts with customers. The core principle of the new standard is that a company should record revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, FASB ASU No. 2015-14 was issued to defer the effective date of FASB ASU No. 2014-09 by one year. As a result, FASB ASU No. 2014-09 is effective for fiscal years beginning after December 15, 2017 (our fiscal year beginning on August 1, 2018), including interim reporting periods within those fiscal years and can be adopted either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted only as of fiscal years beginning after December 15, 2016 (our fiscal year beginning on August 1, 2017), including interim reporting periods within those fiscal years. In March, April and May 2016, FASB ASU Nos. 2016-08, 2016-10 and 2016-12 were issued, respectively, to clarify certain implementation matters related to the new revenue standard. The effective dates for these ASUs coincide with the effective date of FASB ASU 2014-09. We are evaluating which transition approach to use and the impact of these ASUs on our consolidated financial statements and disclosures.

•
FASB ASU No. 2015-11, issued in July 2015, which simplifies the guidance on the subsequent measurement of inventory other than inventory measured using the last-in, first out or the retail inventory method. This ASU requires in-scope inventory to be subsequently measured at the lower of cost and net realizable value, the latter of which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for fiscal years beginning after December 15, 2016 (our fiscal year beginning on August 1, 2017), including interim periods within those fiscal years and should be applied prospectively with earlier adoption permitted as of the beginning of an interim or annual reporting period. We are evaluating the impact of this ASU on our consolidated financial statements and disclosures.

•
FASB ASU No. 2016-01, issued January 2016, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments, such as: amending the initial and subsequent measurement requirements for certain equity investments; eliminating the disclosure requirements related to the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet; requiring the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2017 (our fiscal year beginning on August 1, 2018), including interim periods within those fiscal years and should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except for the provisions related to equity securities without readily determinable fair values which are to be adopted prospectively. Under certain circumstances, early adoption is permitted. We are evaluating the impact of this ASU on our consolidated financial statements and disclosures.

•
FASB ASU No. 2016-02, issued in February 2016, which requires lessees to recognize the following for all leases (with the exception of short-term leases): (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, initially measured at the present value of the lease payments; and (ii) a right-of-use asset, which is an asset that represents the lessee's right to use a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. This ASU is effective for fiscal years beginning after December 15, 2018 (our fiscal year beginning on August 1, 2019), including interim periods within those fiscal years and should be applied with a modified retrospective approach. Early adoption is permitted. We are evaluating the impact of this ASU on our consolidated financial statements and disclosures.

Index

•
FASB ASU No. 2016-06, issued in March 2016, which clarifies the requirements for assessing whether contingent call (put) options, that can accelerate the payment of principal on debt instruments, are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this ASU is required to assess the embedded call (put) options solely in accordance with the Derivatives Implementation Group’s four-step decision sequence. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 (our fiscal year beginning on August 1, 2017), and interim periods within those fiscal years and should be applied on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year in which the amendments are effective.  Early adoption is permitted. We are evaluating the impact of this ASU on our consolidated financial statements and disclosures.

•
FASB ASU No. 2016-09, issued in March 2016, which amends several aspects of the accounting for and reporting of share-based payment transactions, including: the recognition of excess tax benefits and shortfalls in the income statement; the classification of excess tax benefits as an operating activity in the statement of cash flows; the timing of recognizing forfeitures; permitting the withholding of statutory taxes up to the maximum rate in the applicable jurisdictions; and the classification of cash paid by an employer, when withholding shares for tax withholdings, as a financing activity. The amendments related to this ASU are effective for fiscal years beginning after December 15, 2016 (our fiscal year beginning on August 1, 2017), and interim periods within those fiscal years and should be applied either retrospectively or prospectively, as applicable. Early adoption is permitted; however, all of the amendments must be adopted in the same period. We are evaluating the impact of this ASU on our consolidated financial statements and disclosures.

•
FASB ASU No. 2016-13, issued in June 2016, which requires the measurement of expected credit losses for financial assets held at the reporting date to be based on historical experience, current conditions and reasonable and supportable forecasts. This ASU is effective for fiscal years beginning after December 15, 2019 (our fiscal year beginning on August 1, 2020), including interim periods within those fiscal years. All entities may adopt the amendments in this ASU earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Except for a prospective transition approach required for debt securities for which an other-than-temporary impairment had been recognized before the effective date, an entity will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, on a modified-retrospective approach). We are evaluating the impact of this ASU on our consolidated financial statements and disclosures.

•
FASB ASU No. 2016-15, issued in August 2016, which amends the guidance on the following cash flow related issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon and similar type debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims (including those related to certain life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and cash receipts or payments with more than one class of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017 (our fiscal year beginning on August 1, 2018), and interim periods within those fiscal years and shall be applied using the retrospective transition method to each period presented. Early adoption is permitted; however, all of the amendments must be adopted in the same period. We are evaluating the impact of this ASU on our consolidated financial statements and disclosures.

•
FASB ASU No. 2016-16, issued in October 2016, which eliminates a prior exception and now requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory (for example, intellectual property and property, plant and equipment) when the transfer occurs. This ASU is effective for fiscal years beginning after December 15, 2017 (our fiscal year beginning on August 1, 2018), and interim periods within those fiscal years and shall be applied on a modified retrospective basis through a cumulative–effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted. We are evaluating the impact of this ASU on our consolidated financial statements and disclosures.

Index

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from borrowings under our Secured Credit Facility. Based on the amount of outstanding debt under our Secured Credit Facility, a hypothetical change in interest rates by 10% would change interest expense by $1.1 million over a one-year period. Although we do not currently use interest rate derivative instruments to manage exposure to interest rate changes, we may choose to do so in the future in connection with our Secured Credit Facility.

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of October 31, 2016, we had cash and cash equivalents of $62.7 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of October 31, 2016, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

Item 4.     Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), was carried out by us under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chairman and Chief Financial Officer. Our evaluation excluded TeleCommunication Systems, Inc. and its subsidiaries ("TCS"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

We acquired TCS on February 23, 2016 and are currently in the process of integrating TCS into our existing internal controls over financial reporting. Our condensed consolidated financial results for the three months ended October 31, 2016 include approximately $78.0 million of net sales from TCS operations. Except for any changes in internal controls related to the integration of TCS, there have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The certifications of our President, Chief Executive Officer and Chairman and Chief Financial Officer, that are Exhibits 31.1 and 31.2, respectively, should be read in conjunction with the foregoing information for a more complete understanding of the references in those Exhibits to disclosure controls and procedures and internal control over financial reporting.

Index

PART II
OTHER INFORMATION

Item 1.     Legal Proceedings

See “Notes to Condensed Consolidated Financial Statements - Note (19) - Legal Proceedings and Other Matters,” of this Form 10-Q for information regarding legal proceedings and other matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended July 31, 2016.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 6.    Exhibits

(a)	Exhibits

Exhibit 10.1 - Sixth Amended and Restated Employment Agreement between Comtech and Fred Kornberg, dated as of November 18, 2016

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	December 7, 2016	By: /s/ Fred Kornberg
Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date:	December 7, 2016	By: /s/ Michael D. Porcelain
Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)