Form 10-Q
period 2017-01-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2017-03-08
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2017

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
Yes               No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 2, 2017, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 23,553,159 shares.

Index

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2017	July 31, 2016
Assets
Current assets:
Cash and cash equivalents	$63,144,000	66,805,000
Accounts receivable, net	125,545,000	150,967,000
Inventories, net	71,168,000	71,354,000
Prepaid expenses and other current assets	18,638,000	14,513,000
Total current assets	278,495,000	303,639,000

Property, plant and equipment, net	35,759,000	38,667,000
Goodwill	290,633,000	287,618,000
Intangibles with finite lives, net	272,607,000	284,694,000
Deferred financing costs, net	2,946,000	3,309,000
Other assets, net	3,068,000	3,269,000
Total assets	$883,508,000	921,196,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,807,000	33,462,000
Accrued expenses and other current liabilities	88,795,000	98,034,000
Dividends payable	2,343,000	7,005,000
Customer advances and deposits	23,714,000	29,665,000
Current portion of long-term debt	13,281,000	11,067,000
Current portion of capital lease obligations	3,064,000	3,592,000
Interest payable	850,000	1,321,000
Total current liabilities	156,854,000	184,146,000

Non-current portion of long-term debt, net	229,834,000	239,969,000
Non-current portion of capital lease obligations	2,696,000	4,021,000
Income taxes payable	3,012,000	2,992,000
Deferred tax liability, net	12,479,000	9,798,000
Customer advances and deposits, non-current	8,726,000	5,764,000
Other liabilities	3,448,000	4,105,000
Total liabilities	417,049,000	450,795,000
Commitments and contingencies (See Note 19)
Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 38,586,476 shares and 38,367,997 shares at January 31, 2017 and July 31, 2016, respectively	3,859,000	3,837,000
Additional paid-in capital	526,267,000	524,797,000
Retained earnings	378,182,000	383,616,000
	908,308,000	912,250,000
Less:
Treasury stock, at cost (15,033,317 shares at January 31, 2017 and July 31, 2016)	(441,849,000)	(441,849,000)
Total stockholders’ equity	466,459,000	470,401,000
Total liabilities and stockholders’ equity	$883,508,000	921,196,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended January 31,		Six months ended January 31,

	2017	2016	2017	2016
Net sales	$139,028,000	70,323,000	274,814,000	134,440,000
Cost of sales	85,824,000	40,885,000	169,502,000	76,800,000
Gross profit	53,204,000	29,438,000	105,312,000	57,640,000

Expenses:
Selling, general and administrative	30,988,000	17,390,000	63,673,000	34,108,000
Research and development	13,314,000	7,663,000	27,410,000	15,603,000
Amortization of intangibles	6,032,000	1,196,000	12,087,000	2,572,000
Settlement of intellectual property litigation	(9,979,000)	—	(9,979,000)	—
	40,355,000	26,249,000	93,191,000	52,283,000

Operating income	12,849,000	3,189,000	12,121,000	5,357,000

Other expenses (income):
Interest expense and other	2,852,000	73,000	6,177,000	148,000
Interest income and other	(74,000)	(110,000)	(76,000)	(222,000)

Income before provision for income taxes	10,071,000	3,226,000	6,020,000	5,431,000
Provision for income taxes	3,486,000	750,000	1,924,000	1,516,000

Net income	$6,585,000	2,476,000	4,096,000	3,915,000
Net income per share (See Note 5):
Basic	$0.28	0.15	0.17	0.24
Diluted	$0.28	0.15	0.17	0.24

Weighted average number of common shares outstanding – basic	23,428,000	16,186,000	23,406,000	16,178,000

Weighted average number of common and common equivalent shares outstanding – diluted	23,445,000	16,205,000	23,427,000	16,201,000

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$0.10	0.30	0.40	0.60

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JANUARY 31, 2017 AND 2016
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2015	31,165,401	$3,117,000	$427,083,000	$413,058,000	15,033,317	$(441,849,000)	$401,409,000

Equity-classified stock award compensation	—	—	2,084,000	—	—	—	2,084,000
Proceeds from issuance of employee stock purchase plan shares	20,131	2,000	346,000	—	—	—	348,000
Common stock issued for net settlement of stock-based awards	9,925	1,000	(74,000)	—	—	—	(73,000)
Cash dividends declared	—	—	—	(9,692,000)	—	—	(9,692,000)
Accrual of dividend equivalents, net of reversal	—	—	—	(41,000)	—	—	(41,000)
Net income tax shortfall from settlement of stock-based awards	—	—	(43,000)	—	—	—	(43,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(35,000)	—	—	—	(35,000)
Net income	—	—	—	3,915,000	—	—	3,915,000
Balance as of January 31, 2016	31,195,457	$3,120,000	$429,361,000	$407,240,000	15,033,317	$(441,849,000)	$397,872,000

Balance as of July 31, 2016	38,367,997	$3,837,000	$524,797,000	$383,616,000	15,033,317	$(441,849,000)	$470,401,000

Equity-classified stock award compensation	—	—	1,989,000	—	—	—	1,989,000
Proceeds from issuance of employee stock purchase plan shares	33,226	3,000	345,000	—	—	—	348,000
Issuance of restricted stock	144,899	15,000	(15,000)	—	—	—	—
Common stock issued for net settlement of stock-based awards	40,354	4,000	(248,000)	—	—	—	(244,000)
Cash dividends declared, net	—	—	—	(9,351,000)	—	—	(9,351,000)
Accrual of dividend equivalents, net of reversal	—	—	—	(179,000)	—	—	(179,000)
Net income tax shortfall from settlement of stock-based awards	—	—	(257,000)	—	—	—	(257,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(344,000)	—	—	—	(344,000)
Net income	—	—	—	4,096,000	—	—	4,096,000
Balance as of January 31, 2017	38,586,476	$3,859,000	$526,267,000	$378,182,000	15,033,317	$(441,849,000)	$466,459,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended January 31,
	2017	2016
Cash flows from operating activities:
Net income	$4,096,000	3,915,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	7,317,000	2,996,000
Amortization of intangible assets with finite lives	12,087,000	2,572,000
Amortization of stock-based compensation	1,989,000	2,125,000
Amortization of deferred financing costs	968,000	—
Settlement of intellectual property litigation	(9,979,000)	—
Gain on disposal of property, plant and equipment	(146,000)	(2,000)
Provision for allowance for doubtful accounts	433,000	520,000
Provision for excess and obsolete inventory	1,061,000	1,294,000
Excess income tax benefit from stock-based award exercises	(61,000)	(5,000)
Deferred income tax expense (benefit)	4,307,000	(2,479,000)
Changes in assets and liabilities, net of effects of business acquisition:
Accounts receivable	24,989,000	14,986,000
Inventories	(875,000)	2,369,000
Prepaid expenses and other current assets	409,000	1,836,000
Other assets	201,000	11,000
Accounts payable	(8,572,000)	2,555,000
Accrued expenses and other current liabilities	(4,126,000)	(484,000)
Customer advances and deposits	(2,989,000)	(8,112,000)
Other liabilities, non-current	(749,000)	(269,000)
Interest payable	(471,000)	—
Income taxes payable	(4,525,000)	(436,000)
Net cash provided by operating activities	25,364,000	23,392,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,147,000)	(1,463,000)
Net cash used in investing activities	(4,147,000)	(1,463,000)

Cash flows from financing activities:
Cash dividends paid	(14,177,000)	(9,691,000)
Repayment of long-term debt under Term Loan Facility	(4,427,000)	—
Net payments under Revolving Loan Facility	(4,100,000)	—
Repayment of principal amounts under capital lease obligations	(1,853,000)	—
Payment of issuance costs related to equity offering	(626,000)	(78,000)
Payment of deferred financing costs	(104,000)	—
Proceeds from issuance of employee stock purchase plan shares	348,000	348,000
Excess income tax benefit from stock-based award exercises	61,000	5,000
Net cash used in financing activities	(24,878,000)	(9,416,000)

Net (decrease) increase in cash and cash equivalents	(3,661,000)	12,513,000
Cash and cash equivalents at beginning of period	66,805,000	150,953,000
Cash and cash equivalents at end of period	$63,144,000	163,466,000
See accompanying notes to condensed consolidated financial statements. (Continued)

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)
	Six months ended January 31,
	2017	2016
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$5,538,000	—
Income taxes	$2,143,000	4,431,000

Non-cash investing and financing activities:
Cash dividends declared but unpaid (including accrual of dividend equivalents)	$2,522,000	5,206,000
Accrued additions to property, plant and equipment	$1,147,000	—
Issuance of restricted stock	$15,000	—
Accrued deferred financing costs	$—	759,000
Accrued shelf registration costs	$—	235,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and its subsidiaries (“Comtech,” “we,” “us,” or “our”) as of and for the three and six months ended January 31, 2017 and for the three and six months ended January 31, 2016 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

The acquisition has an aggregate purchase price for accounting purposes of $340,432,000 (also referred to as the transaction equity value) and an enterprise value of $423,629,000. The fair value of consideration transferred in connection with the TCS acquisition was $280,535,000 in cash, which is net of $59,897,000 of cash acquired. We funded the acquisition (including approximately $48,000,000 of transaction and merger related expenditures) and repaid $134,101,000 of debt assumed in connection with the acquisition by redeploying a significant amount of our combined cash and cash equivalents, with the remaining funds coming from a $400,000,000 Secured Credit Facility (the "Secured Credit Facility"), which is discussed further in Note (10) - "Secured Credit Facility."

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

We have incurred transaction and merger related expenditures totaling $48,000,000, which includes significant amounts for: (i) change-in-control payments, (ii) severance, (iii) costs associated with establishing our Secured Credit Facility and equity offering, and (iv) professional fees for financial and legal advisors for both Comtech and TCS. Through January 31, 2017, acquisition plan expenses were $21,276,000 and primarily related to the TCS acquisition. The remaining transaction and merger related expenditures have been accounted for by TCS prior to being acquired by Comtech or have been capitalized (such as deferred financing costs) or recorded as a reduction to additional paid-in capital (such as issuance costs related to our June 2016 equity offering) on our Condensed Consolidated Balance Sheet. There were no transaction and merger related expenses during the three and six months ended January 31, 2017. There were $2,337,000 and $3,729,000, respectively, of transaction and merger related expenses recorded during the three and six months ended January 31, 2016.

Our condensed consolidated financial results for the three and six months ended January 31, 2017 include $75,885,000 and $153,885,000, respectively, of net sales from TCS operations.

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

	Purchase Price Allocation(1)	Measurement Period Adjustments(2)	Purchase Price Allocation (as adjusted)
Shares of TCS common stock purchased	$318,605,000	—	318,605,000
Stock-based awards settled	21,827,000	—	21,827,000
Aggregate purchase price at fair value	$340,432,000	—	340,432,000
Allocation of aggregate purchase price:
Cash and cash equivalents	$59,897,000	—	59,897,000
Current assets	115,996,000	(83,000)	115,913,000
Deferred tax assets, net, non-current	83,431,000	2,059,000	85,490,000
Property, plant and equipment	25,689,000	—	25,689,000
Other assets, non-current	2,641,000	—	2,641,000
Current liabilities (excluding interest accrued on debt)	(119,756,000)	(4,200,000)	(123,956,000)
Debt (including interest accrued)	(134,101,000)	—	(134,101,000)
Capital lease obligations	(8,993,000)	—	(8,993,000)
Other liabilities	(9,156,000)	—	(9,156,000)
Net tangible assets at fair value	$15,648,000	(2,224,000)	13,424,000
Identifiable intangible assets, deferred taxes and goodwill:				Estimated Useful Lives
Customer relationships and backlog	$223,100,000	—	223,100,000	21 years
Trade names	20,000,000	—	20,000,000	10 to 20 years
Technology	35,000,000	—	35,000,000	5 to 15 years
Deferred tax liabilities	(104,371,000)	—	(104,371,000)
Goodwill	151,055,000	2,224,000	153,279,000	Indefinite
Allocation of aggregate purchase price	$340,432,000	—	340,432,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(1)	As reported in the Company's Quarterly Report on Form 10-Q for the three months ended October 31, 2016.

(2)
Principally relates to the finalization of: (i) the estimated fair value of TCS's 911 call handling software warranty obligations; (ii) TCS's income tax returns for the pre-acquisition period which began January 1, 2016 and ended February 23, 2016; and (iii) the related adjustments to deferred income taxes. These measurement period adjustments were recorded to reflect final determinations of estimated fair values of the assets acquired and the liabilities assumed in connection with the TCS acquisition based on facts and circumstances that existed as of the acquisition date.

The purchase price allocation shown in the above table includes the estimated fair value of contingent liabilities associated with TCS's intellectual property matters and the warranty obligations for TCS's 911 call handling software, which are discussed in more detail in Note (19) - "Legal Proceedings and Other Matters" and Note (8) - "Accrued Expenses and Other Current Liabilities," respectively. These estimated fair values reflect market participant assumptions, as required by FASB ASC 850 "Business Combinations," and do not reflect our settlement position or amounts we actually may pay.

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

(3)    Adoption of Accounting Standards and Updates

We are required to prepare our condensed consolidated financial statements in accordance with the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) which is the source for all authoritative U.S. generally accepted accounting principles, which are commonly referred to as “GAAP.” The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates (“ASUs”). During the six months ended January 31, 2017, we adopted:

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

•
FASB ASU No. 2017-01, issued in January 2017, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Our early adoption of this ASU did not have any impact on our condensed consolidated financial statements or disclosures.

(4)    Fair Value Measurements and Financial Instruments

FASB ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, using the fair value hierarchy described in FASB ASC 820, we valued our cash and cash equivalents using Level 1 inputs that were based on quoted market prices.

We believe that the carrying amounts of our other current financial assets and liabilities, including accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term maturities.

The fair value of the non-current portion of our Secured Credit Facility as of January 31, 2017 approximates its carrying amount due to its variable interest rate and pricing grid that is dependent upon our leverage ratio as of the end of each fiscal quarter. We believe the fair value of our non-current portion of capital lease obligations, which currently has a blended interest rate of 5.4%, would not be materially different than its $2,696,000 carrying value as of January 31, 2017.

As of January 31, 2017 and July 31, 2016, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

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

There were no repurchases of our common stock during the six months ended January 31, 2017 and 2016.

Weighted average stock options, RSUs and restricted stock outstanding of 2,173,000 and 2,369,000 for the three months ended January 31, 2017 and 2016, respectively, and 2,305,000 and 2,367,000 for the six months ended January 31, 2017 and 2016, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Our EPS calculations exclude 237,000 and 144,000 weighted average performance shares outstanding for the three months ended January 31, 2017 and 2016, respectively, and 229,000 and 143,000 weighted average performance shares outstanding for the six months ended January 31, 2017 and 2016, respectively, as the performance conditions have not yet been satisfied. However, the compensation expense related to these awards is included in net income (the numerator) for EPS calculations for each respective period.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended January 31,		Six months ended January 31,
	2017	2016	2017	2016
Numerator:
Net income for basic calculation	$6,585,000	2,476,000	4,096,000	3,915,000
Numerator for diluted calculation	$6,585,000	2,476,000	4,096,000	3,915,000

Denominator:
Denominator for basic calculation	23,428,000	16,186,000	23,406,000	16,178,000
Effect of dilutive securities:
Stock-based awards	17,000	19,000	21,000	23,000
Denominator for diluted calculation	23,445,000	16,205,000	23,427,000	16,201,000

(6)    Accounts Receivable

Accounts receivable consist of the following at:

	January 31, 2017	July 31, 2016
Billed receivables from commercial and international customers	$73,002,000	90,185,000
Unbilled receivables from commercial and international customers	23,405,000	19,333,000
Billed receivables from the U.S. government and its agencies	16,958,000	21,465,000
Unbilled receivables from the U.S. government and its agencies	13,642,000	21,013,000
Total accounts receivable	127,007,000	151,996,000
Less allowance for doubtful accounts	1,462,000	1,029,000
Accounts receivable, net	$125,545,000	150,967,000

Unbilled receivables relate to contracts-in-progress for which revenue has been recognized but we have not yet billed the customer for work performed. We had $118,000 of retainage included in unbilled receivables at both January 31, 2017 and July 31, 2016 and management estimates that substantially all of the total unbilled receivables at January 31, 2017 will be billed and collected within one year. Of the unbilled receivables from commercial and international customers at January 31, 2017 and July 31, 2016, approximately $3,860,000 and $6,070,000, respectively, relates to a large over-the-horizon microwave system contract with our large U.S. prime contractor customer (all of which related to our North African country end-customer).

As of January 31, 2017, the U.S. government (and its agencies) and Verizon Communications Inc. (through various divisions) represented 24.1% and 11.7%, respectively, of total accounts receivable. As of July 31, 2016, except for the U.S. government (and its agencies), which represented 27.9% of total accounts receivable, there were no other customers which accounted for greater than 10.0% of total accounts receivable.

As of January 31, 2017 and July 31, 2016, 11.8% and 10.5%, respectively, of our total accounts receivable related to our North African country end customers.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(7)    Inventories

Inventories consist of the following at:

	January 31, 2017	July 31, 2016
Raw materials and components	$54,913,000	54,723,000
Work-in-process and finished goods	32,027,000	32,829,000
Total inventories	86,940,000	87,552,000
Less reserve for excess and obsolete inventories	15,772,000	16,198,000
Inventories, net	$71,168,000	71,354,000

As of January 31, 2017 and July 31, 2016, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $1,823,000 and $2,896,000, respectively.

As of January 31, 2017 and July 31, 2016, $1,829,000 and $1,428,000, respectively, of the inventory balance above related to contracts from third party commercial customers who outsource their manufacturing to us.

(8)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	January 31, 2017	July 31, 2016
Accrued wages and benefits	$23,395,000	23,394,000
Accrued legal costs	19,909,000	32,469,000
Accrued warranty obligations	19,014,000	15,362,000
Accrued acquisition-related costs	—	2,119,000
Accrued contract costs	10,687,000	8,348,000
Accrued commissions and royalties	3,233,000	3,473,000
Other	12,557,000	12,869,000
Accrued expenses and other current liabilities	$88,795,000	98,034,000

Accrued legal costs as of January 31, 2017 and July 31, 2016 include $14,758,000 and $28,112,000, respectively, related to estimated costs associated with certain TCS intellectual property matters. The amount accrued as of January 31, 2017 does not reflect our settlement position or amounts we actually may pay. Ongoing legal expenses associated with defending these legacy TCS intellectual property legal proceedings and their ultimate resolution could vary and have a material adverse effect on our future consolidated results of operations, financial position or cash flows. TCS intellectual property matters are discussed in more detail in Note (19) - "Legal Proceedings and Other Matters."

Accrued contract costs represent direct and indirect costs on contracts as well as estimates of amounts owed for invoices not yet received from vendors or reflected in accounts payable.

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

Accrued warranty obligations include warranty obligations for a TCS 911 call handling software solution that was licensed to customers prior to our acquisition of TCS. During the three months ended January 31, 2017, we finalized our estimated fair value for this pre-acquisition contingent liability and, as a result, we recorded an increase of $4,200,000 to accrued warranty obligations. In aggregate, $10,595,000 of accrued warranty obligations as of January 31, 2017 related to this contingent liability, net of charges incurred to date. This amount reflects a consideration of contractual obligations as well as an estimate of future costs to resolve software issues.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Changes in our product warranty liability during the six months ended January 31, 2017 and 2016 were as follows:

	Six months ended January 31,
	2017	2016
Balance at beginning of period	$15,362,000	8,638,000
Provision for warranty obligations	3,234,000	2,096,000
Adjustment to TCS pre-acquisition contingent liability	4,200,000	—
Charges incurred	(3,782,000)	(2,110,000)
Balance at end of period	$19,014,000	8,624,000

(9)    Acquisition-Related Restructuring Plans

Radyne

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

As of January 31, 2017, the amount of the acquisition-related restructuring reserve is as follows:

Cumulative Activity Through January 31, 2017
Present value of estimated facility exit costs at August 1, 2008	$2,100,000
Cash payments made	(9,795,000)
Cash payments received	8,600,000
Accreted interest recorded	1,747,000
Liability as of January 31, 2017	2,652,000
Amount recorded as accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet	1,459,000
Amount recorded as other liabilities in the Condensed Consolidated Balance Sheet	$1,193,000

As of July 31, 2016, the present value of the estimated facility exit costs was $3,327,000. During the six months ended January 31, 2017, we made cash payments of $782,000. Interest accreted for the three and six months ended January 31, 2017 and 2016 was $51,000 and $107,000, respectively, and $73,000 and $148,000, respectively, and is included in interest expense for each respective fiscal period.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Future cash payments associated with our restructuring plan are summarized below:

As of
January 31, 2017
Future lease payments to be made	$2,652,000
Interest expense to be accreted in future periods	294,000
Total remaining payments	$2,946,000

TCS

In connection with our February 23, 2016 acquisition of TCS, we continue to implement a tactical shift in strategy in our Government Solutions segment and have initiated certain cost reduction actions. To date, we have incurred an immaterial amount of severance and retention costs related to our shift in strategy.

(10)    Secured Credit Facility

On February 23, 2016, in connection with our acquisition of TCS, we entered into a $400,000,000 Secured Credit Facility with a syndicate of lenders. The Secured Credit Facility comprises a senior secured term loan A facility of $250,000,000 (the “Term Loan Facility”) and a secured revolving loan facility of up to $150,000,000, including a $25,000,000 letter of credit sublimit (the “Revolving Loan Facility”) and, together, with the Term Loan Facility, matures on February 23, 2021. The proceeds of these borrowings were primarily used to finance our acquisition of TCS, including the repayment of certain existing indebtedness of TCS. The Term Loan Facility requires mandatory quarterly repayments. During the six months ended January 31, 2017, we repaid $4,427,000 principal amount of borrowings under the Term Loan Facility. Under the Revolving Loan Facility, we had outstanding balances ranging from $56,904,000 to $84,904,000 during the six months ended January 31, 2017. As of January 31, 2017 and July 31, 2016, amounts outstanding under our Secured Credit Facility, net, were as follows:

	January 31, 2017	July 31, 2016
Term Loan Facility	$168,220,000	172,647,000
Less unamortized deferred financing costs related to Term Loan Facility	4,909,000	5,515,000
Term Loan Facility, net	163,311,000	167,132,000
Revolving Loan Facility	79,804,000	83,904,000
Amount outstanding under Secured Credit Facility, net	243,115,000	251,036,000
Less current portion of long-term debt	13,281,000	11,067,000
Non-current portion of long-term debt	$229,834,000	239,969,000

Interest expense, including amortization of deferred financing costs, recorded during the three and six months ended January 31, 2017 related to the Secured Credit Facility was $2,708,000 and $5,883,000, respectively, and reflects a blended interest rate of approximately 5.06% and 4.79%, respectively. There was no corresponding interest expense recorded during the three and six months ended January 31, 2016.

At January 31, 2017, we had $3,690,000 of standby letters of credit outstanding related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

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

Our Secured Credit Facility requires that we maintain compliance with various financial covenants, including a maximum Leverage Ratio (which, in simple terms, represents Total Indebtedness less Available Cash (up to $50,000,000) divided by the trailing twelve months Consolidated EBITDA, as such terms are defined in the Secured Credit Facility). The definition of Consolidated EBITDA is similar to our Adjusted EBITDA metric (which is fully described in Note (15) - "Segment Information"); however, Adjusted EBITDA is reduced by the favorable adjustment to operating income related to the settlement of a TCS intellectual property matter during the three months ended January 31, 2017 (which is discussed in Note (19) - "Legal Proceedings and Other Matters"). As such, the trailing twelve months Consolidated EBITDA for purposes of our Secured Credit Facility financial covenant calculations is higher by $9,979,000 as compared to the Adjusted EBITDA financial metric presented in our segment disclosures for the same period.

During the three months ended January 31, 2017, our Leverage Ratio was 2.57x Consolidated EBITDA as compared to a maximum allowable of 3.00x Consolidated EBITDA. The maximum allowable Leverage Ratio for the third quarter of fiscal 2017 will remain at 3.00x Consolidated EBITDA and will decrease to 2.75x Consolidated EBITDA by the end of our fiscal 2017. Given our $63,144,000 of cash and cash equivalents as of January 31, 2017 and our expected fiscal 2017 business performance, we anticipate maintaining compliance with our Leverage Ratio and other covenants in our Secured Credit Facility for at least the remainder of fiscal 2017. We may not be able to maintain compliance with such covenants at all times in the future. Accordingly, in order to obtain increased flexibility and other enhancements, we continue to be actively engaged in substantive discussions with our financial lenders to modify various terms and conditions contained in our Secured Credit Facility. We believe we have good working relationships with our financial lenders and, based on specific feedback we have received, we believe we will be able to obtain modifications and or waivers, if necessary, to remain in compliance with the terms of our Secured Credit Facility.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(11)    Capital Lease Obligations

We lease certain equipment under capital leases, the majority of which we assumed in connection with our acquisition of TCS. As of January 31, 2017 and July 31, 2016, the net book value of the leased assets which collateralize the capital lease obligations was $7,125,000 and $8,698,000, respectively, and consisted primarily of machinery and equipment. As of January 31, 2017, our capital lease obligations reflect a blended interest rate of approximately 5.4%. Our capital leases generally contain provisions whereby we can purchase the equipment at the end of the lease for a one dollar buyout. Depreciation of leased assets is included in depreciation expense.

Future minimum payments under capital lease obligations consisted of the following at January 31, 2017:

Remainder of fiscal 2017	$1,880,000
Fiscal 2018	2,473,000
Fiscal 2019	1,469,000
Fiscal 2020	304,000
Fiscal 2021	—
Total minimum lease payments	6,126,000
Less: amounts representing interest	366,000
Present value of net minimum lease payments	5,760,000
Current portion of capital lease obligations	3,064,000
Non-current portion of capital lease obligations	$2,696,000

(12)    Income Taxes

At January 31, 2017 and July 31, 2016, total unrecognized tax benefits were $9,068,000 and $9,171,000, respectively, including interest of $97,000 and $63,000, respectively. At January 31, 2017 and July 31, 2016, $3,012,000 and $2,992,000, respectively, of our unrecognized tax benefits were recorded as non-current income taxes payable in our Condensed Consolidated Balance Sheets. At January 31, 2017 and July 31, 2016, the remaining unrecognized tax benefits of $6,056,000 and $6,179,000, respectively, were recorded on our Condensed Consolidated Balance Sheets in non-current deferred tax liabilities (as an offset to the associated deferred tax asset). Of the total unrecognized tax benefits at January 31, 2017 and July 31, 2016, $8,084,000 and $8,261,000, respectively, net of the reversal of the Federal benefit recognized as a deferred tax asset relating to state reserves, excluding interest, would positively impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our condensed consolidated financial statements. Our policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense.

During the six months ended January 31, 2017, we reached an effective settlement with the Internal Revenue Service (“IRS”) relating to its audit of our Federal income tax return for fiscal 2014. This effective settlement did not have a material impact on our results of operations. Our Federal income tax returns for fiscal 2013 and 2015 are also subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2012 are subject to audit. TCS’s Federal income tax returns for tax years 2013 through 2015 and the tax period from January 1, 2016 to February 23, 2016 are subject to potential future IRS audit. None of TCS’s state income tax returns prior to calendar year 2012 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our condensed consolidated results of operations and financial condition.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(13)    Stock Based Compensation

Overview

We issue stock-based awards to certain of our employees and our Board of Directors pursuant to our 2000 Stock Incentive Plan, as amended, (the “Plan”) and our 2001 Employee Stock Purchase Plan (the “ESPP”), and recognize related stock-based compensation in our condensed consolidated financial statements. The Plan provides for the granting to employees and consultants of Comtech (including prospective employees and consultants): (i) incentive and non-qualified stock options, (ii) restricted stock units ("RSUs"), (iii) RSUs with performance measures (which we refer to as "performance shares"), (iv) restricted stock, (v) stock units (reserved for issuance to non-employee directors) and share units (reserved for issuance to employees) (collectively, “share units”) and (vi) stock appreciation rights (“SARs”), among other types of awards. Our non-employee directors are eligible to receive non-discretionary grants of stock-based awards, subject to certain limitations. The aggregate number of shares of common stock which may be issued, pursuant to the Plan, may not exceed 9,462,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and ESPP with the issuance of new shares of our common stock.

As of January 31, 2017, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 7,685,537 shares (net of 3,650,782 expired and canceled awards), of which an aggregate of 5,206,985 have been exercised or converted into common stock.

As of January 31, 2017, the following stock-based awards, by award type, were outstanding:

Stock options	1,910,576
Performance shares	252,000
RSUs and restricted stock	308,217
Share units	7,759
Total	2,478,552

Our ESPP provides for the issuance of up to 800,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance. Through January 31, 2017, we have cumulatively issued 667,598 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended January 31,		Six months ended January 31,
	2017	2016	2017	2016
Cost of sales	$58,000	100,000	106,000	163,000
Selling, general and administrative expenses	878,000	881,000	1,729,000	1,755,000
Research and development expenses	83,000	93,000	154,000	207,000
Stock-based compensation expense before income tax benefit	1,019,000	1,074,000	1,989,000	2,125,000
Estimated income tax benefit	(361,000)	(347,000)	(702,000)	(712,000)
Net stock-based compensation expense	$658,000	727,000	1,287,000	1,413,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At January 31, 2017, unrecognized stock-based compensation of $8,741,000, net of estimated forfeitures of $771,000, is expected to be recognized over a weighted average period of 3.0 years. Total stock-based compensation capitalized and included in ending inventory at both January 31, 2017 and July 31, 2016 was $51,000. There are no liability-classified stock-based awards outstanding as of January 31, 2017 or July 31, 2016.

Stock-based compensation expense, by award type, is summarized as follows:

	Three months ended January 31,		Six months ended January 31,
	2017	2016	2017	2016
Stock options	$386,000	609,000	632,000	1,212,000
Performance shares	372,000	390,000	866,000	724,000
RSUs and restricted stock	224,000	35,000	412,000	106,000
ESPP	37,000	40,000	79,000	83,000
Stock-based compensation expense before income tax benefit	1,019,000	1,074,000	1,989,000	2,125,000
Estimated income tax benefit	(361,000)	(347,000)	(702,000)	(712,000)
Net stock-based compensation expense	$658,000	727,000	1,287,000	1,413,000

ESPP stock-based compensation expense primarily relates to the 15% discount offered to participants in the ESPP.

The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability in our Condensed Consolidated Balance Sheet as of January 31, 2017. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

The following table reconciles the actual income tax benefit recognized for tax deductions relating to the settlement of stock-based awards to the excess income tax benefit reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows:

	Six months ended January 31,
	2017	2016
Actual income tax benefit recorded for the tax deductions relating to the settlement of stock-based awards	$335,000	132,000
Less: Tax benefit initially recognized on settled stock-based awards vesting subsequent to the adoption of accounting standards that require us to expense stock-based awards	274,000	127,000
Excess income tax benefit from settled equity-classified stock-based awards recorded as an increase to additional paid-in capital and reported as a cash inflow from financing activities in our Condensed Consolidated Statements of Cash Flows	$61,000	5,000

As of January 31, 2017 and July 31, 2016, the amount of hypothetical tax benefits related to stock-based awards, recorded as a component of additional paid-in capital, was $16,336,000 and $16,937,000, respectively. These amounts represent the initial hypothetical tax benefit of $8,593,000 determined upon adoption of FASB ASC 718 (which reflects our estimate of cumulative actual tax deductions for awards issued and settled prior to August 1, 2005), adjusted for actual excess income tax benefits or shortfalls since that date. During the six months ended January 31, 2017 and 2016, we recorded $601,000 and $78,000, respectively, of a reduction to additional paid-in capital and accumulated hypothetical tax benefits, which represent net income tax shortfalls recognized from the settlement of stock-based awards and the reversal of unrealized deferred tax assets associated with certain vested equity-classified stock-based awards that expired during each of the respective periods.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Stock Options

The following table summarizes the Plan's activity during the six months ended January 31, 2017:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2016	2,256,679	$28.87
Expired/canceled	(118,505)	27.34
Outstanding at October 31, 2016	2,138,174	28.96
Expired/canceled	(227,598)	32.06
Outstanding at January 31, 2017	1,910,576	$28.59	6.01	$—

Exercisable at January 31, 2017	1,168,372	$28.57	5.18	$—

Vested and expected to vest at January 31, 2017	1,850,536	$28.58	5.97	$—

Stock options outstanding as of January 31, 2017 have exercise prices ranging from $12.43 to $33.94. There were no stock options granted or exercised during the six months ended January 31, 2017. Stock options granted during the three and six months ended January 31, 2016 had exercise prices equal to the fair market value of our common stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years. There were no stock options exercised during the three months ended January 31, 2016. The total intrinsic value relating to stock options exercised during the six months ended January 31, 2016 was $32,000.

During the six months ended January 31, 2016, at the election of certain holders of vested stock options, 19,200 stock options were net settled upon exercise, which resulted in the issuance of 706 net shares of our common stock after reduction of shares retained to satisfy the exercise price and minimum statutory tax withholding requirements. As there were no exercises during the respective period, there were no net settlement of stock options or the related issuance of common stock during the six months ended January 31, 2017.

The estimated per-share weighted average grant-date fair value of stock options granted during the three and six months ended January 31, 2016 was $3.69 and $5.69, respectively, which was determined using the Black-Scholes option pricing model, and included the following weighted average assumptions:

	Three months ended	Six months ended
	January 31, 2016	January 31, 2016
Expected dividend yield	5.74%	4.32%
Expected volatility	34.76%	34.27%
Risk-free interest rate	1.64%	1.54%
Expected life (years)	5.04	5.16

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Performance Shares, RSUs, Restricted Stock and Share Unit Awards

The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2016	217,213	$28.32
Granted	418,684	13.10
Converted to common stock	(38,706)	14.75
Forfeited	(5,155)	25.10
Outstanding at October 31, 2016	592,036	17.80
Granted	2,632	11.40
Converted to common stock	(19,866)	29.41
Forfeited	(6,826)	19.65
Outstanding at January 31, 2017	567,976	$17.34	$6,094,000

Vested at January 31, 2017	35,400	$26.94	$380,000

Vested and expected to vest at January 31, 2017	542,282	$17.34	$5,819,000

The total intrinsic value relating to fully-vested awards converted into our common stock during the three months ended January 31, 2017 and 2016 was $208,000 and $102,000, respectively. The total intrinsic value relating to fully-vested awards converted into our common stock during the six months ended January 31, 2017 and 2016 was $633,000 and $275,000, respectively. Performance shares granted to employees prior to fiscal 2014 generally vest over a 5.3 year period, beginning on the date of grant once pre-established performance goals were attained, and are convertible into shares of our common stock at the time of vesting, on a one-for-one basis for no cash consideration. The performance shares granted to employees since fiscal 2014 principally vest over a three-year performance period, if pre-established performance goals are attained or as specified pursuant to the Plan and related agreements. As of January 31, 2017, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level.

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

Share units are vested when issued and are convertible into shares of our common stock generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain circumstances. Cumulatively through January 31, 2017, 744 share units granted to date have been converted into common stock.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of conversion of the underlying shares into our common stock. During the six months ended January 31, 2017, we accrued $179,000 of dividend equivalents and paid out $164,000. As of January 31, 2017 and July 31, 2016, accrued dividend equivalents were $472,000 and $457,000, respectively. Such amounts were recorded as a reduction to retained earnings.

Cash payments to remit employees' minimum statutory tax withholding requirements related to the net settlement of stock-based awards for the six months ended January 31, 2017 and 2016 were $244,000 and $73,000, respectively, which is reported as a cash outflow from operating activities in our Condensed Consolidated Statements of Cash Flows for each respective period.

(14)    Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended January 31,		Six months ended January 31,
	2017	2016	2017	2016
United States
U.S. government	32.1%	42.0%	33.7%	41.7%
Domestic	35.8%	20.0%	36.3%	17.4%
Total United States	67.9%	62.0%	70.0%	59.1%

International	32.1%	38.0%	30.0%	40.9%
Total	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include the Department of Defense ("DoD") and intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to U.S. state and local governments.

International sales for the three months ended January 31, 2017 and 2016 (which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers) were $44,623,000 and $26,731,000, respectively. International sales for the six months ended January 31, 2017 and 2016 (which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers) were $82,457,000 and $54,983,000, respectively.

For the three and six months ended January 31, 2017 and 2016, except for the U.S. government, no other customer or individual country (including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country) represented more than 10% of consolidated net sales.

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

Our CODM primarily uses a metric that we refer to as Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") to measure an operating segment’s performance and to make decisions about resources to be allocated. Our Adjusted EBITDA metric does not consider any allocation of the following: income taxes, interest income and other expense, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, acquisition plan expenses, an adjustment to reflect a lower than estimated loss associated with a settlement of a TCS intellectual property matter or strategic alternatives analysis expenses and other. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Adjusted EBITDA is used by management in assessing the Company's operating results. The Company's definition of Adjusted EBITDA is different than the Consolidated EBITDA (as such term is defined in our Secured Credit Facility) utilized for financial covenant calculations and also may differ from the definition of Adjusted EBITDA used by other companies (including TCS prior to our acquisition) and, therefore, may not be comparable to similarly titled measures used by other companies.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Operating segment information, along with a reconciliation of segment net income (loss) and consolidated net income (loss) to Adjusted EBITDA is presented in the tables below:

	Three months ended January 31, 2017
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$82,103,000	56,925,000	—	$139,028,000
Operating income	$5,864,000	2,338,000	4,647,000	$12,849,000

Net income (loss)	$5,730,000	2,362,000	(1,507,000)	$6,585,000
Provision for income taxes	135,000	—	3,351,000	3,486,000
Interest (income) and other expense	(60,000)	(23,000)	9,000	(74,000)
Interest expense	59,000	(1,000)	2,794,000	2,852,000
Amortization of stock-based compensation	—	—	1,019,000	1,019,000
Amortization of intangibles	4,413,000	1,619,000	—	6,032,000
Depreciation	2,429,000	752,000	387,000	3,568,000
Settlement of intellectual property litigation	—	—	(9,979,000)	(9,979,000)
Adjusted EBITDA	$12,706,000	4,709,000	(3,926,000)	$13,489,000

Purchases of property, plant and equipment	$1,652,000	413,000	7,000	$2,072,000
Total assets at January 31, 2017	$620,147,000	197,035,000	66,326,000	$883,508,000

	Three months ended January 31, 2016
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$50,722,000	19,601,000	—	$70,323,000
Operating income (loss)	$5,241,000	4,679,000	(6,731,000)	$3,189,000

Net income (loss)	$5,023,000	4,688,000	(7,235,000)	$2,476,000
Provision for income taxes	116,000	—	634,000	750,000
Interest (income) and other expense	29,000	(9,000)	(130,000)	(110,000)
Interest expense	73,000	—	—	73,000
Amortization of stock-based compensation	—	—	1,074,000	1,074,000
Amortization of intangibles	1,196,000	—	—	1,196,000
Depreciation	1,186,000	272,000	8,000	1,466,000
Acquisition plan expenses	—	—	2,337,000	2,337,000
Adjusted EBITDA	$7,623,000	4,951,000	(3,312,000)	$9,262,000

Purchases of property, plant and equipment	$467,000	347,000	13,000	$827,000
Total assets at January 31, 2016	$227,963,000	77,733,000	156,474,000	$462,170,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Six months ended January 31, 2017
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$158,281,000	116,533,000	—	$274,814,000
Operating income (loss)	$8,962,000	4,838,000	(1,679,000)	$12,121,000

Net income (loss)	$8,743,000	4,865,000	(9,512,000)	$4,096,000
Provision for income taxes	158,000	—	1,766,000	1,924,000
Interest (income) and other expense	(62,000)	(26,000)	12,000	(76,000)
Interest expense	123,000	(1,000)	6,055,000	6,177,000
Amortization of stock-based compensation	—	—	1,989,000	1,989,000
Amortization of intangibles	8,849,000	3,238,000	—	12,087,000
Depreciation	5,016,000	1,503,000	798,000	7,317,000
Settlement of intellectual property litigation	—	—	(9,979,000)	(9,979,000)
Adjusted EBITDA	$22,827,000	9,579,000	(8,871,000)	$23,535,000

Purchases of property, plant and equipment	$3,647,000	423,000	77,000	$4,147,000
Total assets at January 31, 2017	$620,147,000	197,035,000	66,326,000	$883,508,000

	Six months ended January 31, 2016
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$93,672,000	40,768,000	—	$134,440,000
Operating income (loss)	$7,489,000	9,759,000	(11,891,000)	$5,357,000

Net income (loss)	$7,200,000	9,775,000	(13,060,000)	$3,915,000
Provision for income taxes	92,000	—	1,424,000	1,516,000
Interest (income) and other expense	50,000	(16,000)	(256,000)	(222,000)
Interest expense	148,000	—	—	148,000
Amortization of stock-based compensation	—	—	2,125,000	2,125,000
Amortization of intangibles	2,572,000	—	—	2,572,000
Depreciation	2,439,000	541,000	16,000	2,996,000
Acquisition plan expenses	—	—	3,729,000	3,729,000
Adjusted EBITDA	$12,501,000	10,300,000	(6,022,000)	$16,779,000

Purchases of property, plant and equipment	$948,000	500,000	15,000	$1,463,000
Total assets at January 31, 2016	$227,963,000	77,733,000	156,474,000	$462,170,000

Unallocated expenses result from corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs. Unallocated expenses for the three and six months ended January 31, 2016 include $2,337,000 and $3,729,000, respectively, of transaction costs primarily related to our acquisition of TCS. There were no such expenses during the six months ended January 31, 2017.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Interest expense for the three and six months ended January 31, 2017 includes $2,708,000 and $5,883,000, respectively, related to our Secured Credit Facility, as further discussed in Note (10) - “Secured Credit Facility,” including the amortization of deferred financing costs. There was no such corresponding interest expense for the three and six months ended January 31, 2016.

Intersegment sales for the three months ended January 31, 2017 and 2016 by the Commercial Solutions segment to the Government Solutions segment were $3,059,000 and $805,000, respectively. Intersegment sales for the six months ended January 31, 2017 and 2016 by the Commercial Solutions segment to the Government Solutions segment were $6,485,000 and $1,884,000, respectively. There were nominal sales by the Government Solutions segment to the Commercial Solutions segment for these periods.

Unallocated assets at January 31, 2017 consist principally of cash, income taxes receivable, corporate property, plant and equipment and deferred financing costs. Substantially all of our long-lived assets are located in the U.S. and all intersegment sales are eliminated in consolidation and are excluded from the tables above.

(16)    Goodwill

The following table represents the amount of goodwill by reportable operating segment, including the changes in the net carrying value of goodwill during the six months ended January 31, 2017:

	Commercial Solutions	Government Solutions	Total
Balance as of July 31, 2016	$229,273,000	58,345,000	$287,618,000
Changes resulting from TCS acquisition	2,167,000	848,000	3,015,000
Balance as of January 31, 2017	$231,440,000	59,193,000	$290,633,000

See Note (2) - “Acquisition” for further discussion of the TCS acquisition and the related changes in the net carrying value of goodwill.
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

On August 1, 2016 (the first day of our fiscal 2017), we performed our annual quantitative assessment (commonly referred to as a Step One test) using market participant assumptions to determine if the fair value of each of our reporting units with goodwill exceeded its carrying value. In making this assessment, we considered, among other things, expectations of projected net sales and cash flows, assumptions impacting the weighted average cost of capital, trends in trading multiples of comparable companies, changes in our stock price and changes in the carrying values of our reporting units with goodwill. We also considered overall business conditions, including, among other things, the fact that the end-markets for certain of our products and services have been significantly impacted by adverse global economic conditions. We believe that business conditions will improve over time.

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

Based on our quantitative evaluation, we determined that our Commercial Solutions and Government Solutions reporting units had estimated fair values in excess of their carrying values of at least 11.8% and 40.5%, respectively, and concluded that our goodwill was not impaired. As such, we did not perform a Step Two assessment and concluded that neither of our two reporting units was at risk of failing the Step One test as prescribed under the FASB ASC. However, in order to sensitize our goodwill impairment test, we performed a second analysis using only the income approach and concluded that neither reporting units' goodwill was impaired. Under the second analysis, if we do not achieve assumed net sales and cash flow projections in future periods, our Commercial Solutions reporting unit's goodwill would be at risk of impairment.

As of January 31, 2017, our common stock price has declined since August 1, 2016, the date we performed our last annual impairment test. We believe that such decline is temporary and primarily relates to uncertainty regarding our business performance that we expect to achieve in the second half of fiscal 2017. It is possible that, during the remainder of fiscal 2017 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state and our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate or our common stock price could decline further. A significant decline in our customers' spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform an interim Step One goodwill impairment test during the remainder of fiscal 2017 or beyond. If assumed net sales and cash flow projections are not achieved in future periods or our common stock price does not increase, our Commercial Solutions and Government Solutions reporting units could be at risk of failing Step One of the goodwill impairment test and goodwill and intangibles assigned to the respective reporting units could be impaired.

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2017 (the start of our fiscal 2018). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangibles with finite lives when an event occurs indicating the potential for impairment. We believe that the carrying values of our net intangibles were recoverable as of January 31, 2017. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(17)    Intangible Assets

Intangible assets with finite lives are as follows:

	As of January 31, 2017
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.3	$249,831,000	35,210,000	$214,621,000
Technologies	12.3	82,370,000	45,741,000	36,629,000
Trademarks and other	16.3	28,894,000	7,537,000	21,357,000
Total		$361,095,000	88,488,000	$272,607,000

	As of July 31, 2016
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.3	$249,831,000	28,497,000	$221,334,000
Technologies	12.3	82,370,000	42,860,000	39,510,000
Trademarks and other	16.3	28,894,000	5,044,000	23,850,000
Total		$361,095,000	76,401,000	$284,694,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the three months ended January 31, 2017 and 2016 was $6,032,000 and $1,196,000, respectively. Amortization expense for the six months ended January 31, 2017 and 2016 was $12,087,000 and $2,572,000, respectively.

Intangible assets at January 31, 2017, and the associated amortization expense for the three and six months ended January 31, 2017, include the impact of the TCS acquisition which closed on February 23, 2016 and which is further discussed in Note (2) - "Acquisition."

The estimated amortization expense consists of the following for the fiscal years ending July 31,:

2017	$22,823,000
2018	21,075,000
2019	17,155,000
2020	17,155,000
2021	16,196,000

(18)    Stockholders’ Equity

Sale of Common Stock
In June 2016, the Company sold 7,145,000 shares of its common stock in a public offering at a price to the public of $14.00 per share, resulting in proceeds to the Company of $95,029,000, net of underwriting discounts and commissions. As of January 31, 2017 and March 8, 2017, an aggregate registered amount of $74,970,000 under the Company's existing Shelf Registration Statement filed with the SEC remains available for sale of various types of securities, including debt.

Stock Repurchase Program
As of January 31, 2017 and March 8, 2017, we were authorized to repurchase up to an additional $8,664,000 of our common stock, pursuant to our current $100,000,000 stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. There were no repurchases made during the six months ended January 31, 2017 or 2016.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Dividends
Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount that was established by our Board of Directors. On October 6, 2016, our Board of Directors declared a dividend of $0.30 per common share, which was paid on November 22, 2016. On December 7, 2016, our Board of Directors declared a dividend of $0.10 per common share, which was paid on February 17, 2017. On March 8, 2017, our Board of Directors declared a dividend of $0.10 per common share, payable on May 19, 2017 to stockholders of record at the close of business on April 19, 2017.

The Board is currently targeting the fourth quarter fiscal 2017 dividend to be $0.10 per common share. Future dividends remain subject to compliance with financial covenants under our Secured Credit Facility as well as Board approval.

(19)    Legal Proceedings and Other Matters

Settlement of Certain TCS Intellectual Property Matters
On January 30, 2017, we entered into a final settlement of a legacy TCS patent infringement litigation matter which resulted in a lower loss than originally estimated. The settlement resolved litigation in the U.S. District Court for the Eastern District of Texas (“Eastern District Court”) in which TracBeam, LLC ("TracBeam") asserted a patent infringement claim and sought monetary damages, fees and expenses and other relief from, among others, TCS’s customers T-Mobile US, Inc. and T-Mobile USA, Inc. (together, "T-Mobile"), based on the defendants’ E911 service and locator products. TCS was defending T-Mobile against TracBeam.

We made an initial cash payment pursuant to the TracBeam settlement during our third quarter of fiscal 2017, and will make a final payment during our fourth quarter of fiscal 2017. In addition, during our third quarter of fiscal 2017, TCS settled its claims against a prior owner of the TCS assets that were the subject of the TracBeam infringement claim and we received cash settlement proceeds. Our total net cash outflow related to these two matters is immaterial and, on a GAAP basis, the resolution resulted in a favorable $9,979,000 contribution, net of estimated legal fees, to operating income for the second quarter of fiscal 2017.

Settlement of Mississippi Lawsuit
A family in Mississippi sued Verizon Wireless in June 2016 and TCS in July 2016 in the U.S. District Court for the Southern District of Mississippi, for compensatory and punitive damages resulting from the family’s allegations that their 911 calls were improperly routed during an emergency. Both TCS and Verizon denied the allegations in the plaintiffs’ complaint and, during the three months ended January 31, 2017, the case was settled on terms that had no material impact on our condensed consolidated financial statements. Since the plaintiffs include a minor child, certain terms of the settlement are subject to court approval, which approval, final settlement documentation and case dismissal are pending.

Other Pre-Acquisition Contingencies Related to TCS Intellectual Property

Vehicle IP Matter
In December 2009, Vehicle IP, LLC ("Vehicle IP") filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware, seeking monetary damages, fees and expenses and other relief from, among others, our customer Verizon Wireless ("Verizon"), based on the VZ Navigator product, and TCS is defending Verizon against Vehicle IP. In 2013, the District Court granted the defendants’ motion for summary judgment on the basis that the products in question did not infringe plaintiff’s patent. Plaintiff appealed that decision and, in 2014, the U.S. Court of Appeals for the Federal Circuit reversed the District Court's claim construction, overturned the District Court's grant of summary judgment of noninfringement, and remanded the case for further proceedings. Fact discovery and expert discovery has closed. Substantive settlement conversations have occurred but to date, the parties have been unable to reach a settlement. Trial regarding the validity of Vehicle IP's patent and Vehicle IP's claims of infringement is scheduled to begin in July 2017.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

CallWave Matter
In 2012, CallWave Communication LLC ("CallWave") brought a patent infringement lawsuit in the U.S. District Court for the District of Delaware seeking monetary damages, fees and expenses and other relief from, among others, Verizon Wireless and certain of its affiliates (collectively, "Verizon"), based on Verizon's VZ Family Locator and VZ Navigator products, and TCS has agreed to indemnify Verizon with respect to one of the asserted patents of plaintiff that implicates a TCS product. In August 2016, the court agreed to stay the proceedings of the case against Verizon in connection with the one asserted patent, pending negotiation of a settlement agreement among TCS, Verizon and CallWave. On September 15, 2016, the court granted a motion for judgment on the pleadings, finding that the asserted claims of the patent are invalid because they relate to unpatentable subject matter. On February 13, 2017, the court granted CallWave's motion to enforce an alleged settlement agreement between TCS and CallWave. As a result of the court's decision, we are currently negotiating a final settlement between TCS and CallWave which is likely to result in two small immaterial payments to CallWave during the next six months.

Other Matters
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

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include, among other things: the possibility that the expected synergies from the acquisition of TeleCommunication Systems, Inc. ("TCS") will not be fully realized, or will not be realized within the anticipated time period; the risk that Comtech’s and TCS’s businesses will not be integrated successfully; the possibility of disruption from the acquisition, making it more difficult to maintain business and operational relationships or retain key personnel; the risk that Comtech will be unsuccessful in implementing a tactical shift in its Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for its niche products with higher margins; the nature and timing of receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements; changing customer demands; changes in prevailing economic and political conditions; changes in the price of oil in global markets; changes in foreign currency exchange rates; risks associated with Comtech's and TCS's legacy legal proceedings, customer claims for indemnification, and other similar matters; risks associated with our obligations under our Secured Credit Facility; risks associated with our large contracts; and other factors described in this and our other filings with the Securities and Exchange Commission (“SEC”).

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

Upon closing the acquisition of TCS on February 23, 2016, we immediately implemented our acquisition integration plan which includes fully integrating TCS into our business model to achieve cost synergies. To date, we have achieved synergies related to reductions in public company costs, reduced spending on maintaining multiple information technology systems and increased operating efficiencies throughout the combined company. We continue to evaluate further cost reduction actions.

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

In connection with the TCS acquisition, we initiated a strategy to cross-share technology across product lines and jointly market our products to facilitate future growth. These cross-sharing and joint marketing strategies, over time, will result in historical sales patterns and mix trends becoming less relevant. As a result, period-to-period comparisons of sales and earnings contributions of legacy Comtech or TCS brands will not be meaningful.

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

As of January 31, 2017, total goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $290.6 million (of which $231.4 million relates to our Commercial Solutions segment and $59.2 million relates to our Government Solutions segment). Additionally, as of January 31, 2017, intangible assets recorded on our Condensed Consolidated Balance Sheet aggregated $272.6 million (of which $225.6 million relates to our Commercial Solutions segment and $47.0 million relates to our Government Solutions segment). Each of our two operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

In accordance with FASB ASC 350, “Intangibles - Goodwill and Other,” we perform a goodwill impairment analysis at least annually (in the first quarter of each fiscal year), unless indicators of impairment exist in interim periods. If we fail the Step One test, we would do a Step Two test which compares the carrying value of each reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess.

On August 1, 2016 (the first day of our fiscal 2017), we performed our annual quantitative assessment (commonly referred to as a Step One test) using market participant assumptions to determine if the fair value of each of our reporting units with goodwill exceeded its carrying value. In making this assessment, we considered, among other things, expectations of projected net sales and cash flows, assumptions impacting the weighted average cost of capital, trends in trading multiples of comparable companies, changes in our stock price and changes in the carrying values of our reporting units with goodwill. We also considered overall business conditions including, among other things, the fact that the end-markets for certain of our products and services have been significantly impacted by adverse global economic conditions. We believe that business conditions will improve over time.

Index

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

Based on our quantitative evaluation, we determined that our Commercial Solutions and Government Solutions reporting units had estimated fair values in excess of their carrying values of at least 11.8% and 40.5%, respectively, and concluded that our goodwill was not impaired. As such, we did not perform a Step Two assessment and concluded that neither of our two reporting units was at risk of failing the Step One test as prescribed under the FASB ASC. However, in order to sensitize our goodwill impairment test, we performed a second analysis using only the income approach and concluded that neither reporting units' goodwill was impaired. Under the second analysis, if we do not achieve assumed net sales and cash flow projections in future periods, our Commercial Solutions reporting unit's goodwill would be at risk of impairment.

As of January 31, 2017, our common stock price has declined since August 1, 2016, the date we performed our last annual impairment test. We believe that such decline is temporary and primarily relates to uncertainty regarding our business performance that we expect to achieve in the second half of fiscal 2017. It is possible that, during the remainder of fiscal 2017 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state and our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate or that our common stock price declines further. A significant decline in our customers' spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform an interim Step One goodwill impairment test during the remainder of fiscal 2017 or beyond. If assumed net sales and cash flow projections are not achieved in future periods or our common stock price does not increase, our Commercial Solutions and Government Solutions reporting units could be at risk of failing Step One of the goodwill impairment test and goodwill and intangibles assigned to the respective reporting units could be impaired.

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2017 (the start of our fiscal 2018). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangibles with finite lives when an event occurs indicating the potential for impairment. We believe that the carrying values of our net intangibles were recoverable as of January 31, 2017. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

There exist inherent risks and uncertainties in estimating warranty expenses, particularly on larger or longer-term contracts. In August 2016, AT&T, a distributor of a small TCS product line that we refer to as our 911 call handling software solution, informed us that they do not believe we met certain contractual specifications related to performance and usability and had requested a refund of certain payments made by them as well as provide them with software changes at no additional cost. TCS has also sold this software to other customers. Our Condensed Consolidated Balance Sheet as of January 31, 2017 includes accrued costs of $10.6 million related to this contingent liability, net of charges incurred to date. This amount reflects a consideration of contractual obligations as well as an estimate of future costs to resolve software issues.

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

During the first quarter of fiscal 2017, we reached an effective settlement with the IRS relating to its audit of our federal income tax return for fiscal 2014. This effective settlement did not have a material impact on our results of operations. Our federal income tax returns for fiscal 2013 and 2015 are also subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2012 are subject to audit. TCS's federal income tax returns for tax years 2013 through 2015 and the tax period from January 1, 2016 to February 23, 2016 are subject to potential future IRS audit. None of TCS's state income tax returns prior to calendar year 2012 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our results of operations and financial condition.

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

Business Outlook for Fiscal 2017

During our second quarter of fiscal 2017, we generated consolidated:

•	Net sales of $139.0 million;

•	Operating income of $12.8 million;

•	Net income of $6.6 million;

•	Cash flows from operating activities of $17.7 million; and

•	Adjusted EBITDA (a Non-GAAP financial measure discussed below) of $13.5 million.

For a definition and explanation of Adjusted EBITDA, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended January 31, 2017 and January 31, 2016 - Adjusted EBITDA” and “Comparison of the Results of Operations for the Six Months Ended January 31, 2017 and January 31, 2016 - Adjusted EBITDA.”

Our second quarter of fiscal 2017 financial performance compares favorably with our first quarter of fiscal 2017 financial performance and our own expectations for the second quarter. During the second quarter of fiscal 2017, we achieved a consolidated book-to-bill ratio (a measure defined as bookings divided by net sales) of 0.94 and experienced strong bookings in our Commercial Solutions segment, which achieved a book-to-bill ratio of 1.22. We have a number of large opportunities across our consolidated order pipeline and continue to expect our consolidated book-to-bill ratio for fiscal 2017 to exceed 1.0. As of January 31, 2017, we had backlog of $453.3 million that we expect, together with anticipated new orders, will drive consolidated net sales and Adjusted EBITDA growth for the second half of fiscal 2017.

In our third quarter of fiscal 2017, we hired a senior executive with significant experience in the U.S. and international government contracting space to lead the TCS legacy U.S. government business. This executive is now leading our ongoing tactical shift in our Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche products with higher margins. Our book-to-bill ratio during the second quarter of fiscal 2017 in our Government Solutions segment was 0.53 and reflects: (i) the impact of implementing this strategy; (ii) a delay in the receipt of a $20.0 million plus order that we still expect to receive during the second half of fiscal 2017; and (iii) a lull in ordering by the U.S. government that we believe occurred industry-wide as a result of the change in the U.S. presidential administration.

We believe that, as a result of these events, net sales for this segment, and on a consolidated basis, in fiscal 2017 will be lower than previously anticipated. However, the impact of this anticipated net sales decline on consolidated operating income is expected to be offset by overall product mix improvements and other efficiencies that we are targeting to achieve in fiscal 2017. Although still in the early stages, we believe the tactical strategy changes in our Government Solutions segment will begin to show some positive results in the near term. In addition, based on the opportunities in our order pipeline, we believe that bookings, in dollars, in our Government Solutions segment, during the third and fourth quarters of our fiscal 2017, will be significantly higher than in our second quarter of fiscal 2017.

We continue to initiate and implement cost reduction actions across our Company. In particular, we are in the process of reducing and/or consolidating our facilities footprint and related expenses in locations where we have redundancies. In view of the broad opportunities for future growth across all of our businesses, we believe these changes and cost reductions will enhance our ability to manage expected growth and reinforce company-wide execution and operational discipline with a view to building long-term value for our shareholders.

Index

In view of the aforementioned items, as well as an assessment of the anticipated timing of shipments and performance related to orders currently in our backlog, we anticipate that consolidated net sales for our third quarter of fiscal 2017 will be slightly lower than the level we achieved during our second quarter of fiscal 2017. At the same time, we anticipate that Adjusted EBITDA in our third quarter of fiscal 2017 will exceed the level we achieved in the second quarter of fiscal 2017. We expect that consolidated net sales and Adjusted EBITDA in our fourth quarter of fiscal 2017 will be the highest of any quarter in fiscal 2017.

On March 8, 2017, our Board of Directors declared a dividend of $0.10 per common share, payable on May 19, 2017 to stockholders of record at the close of business on April 19, 2017. The Board is currently targeting the fourth quarter fiscal 2017 dividend to be $0.10 per common share. Future dividends remain subject to compliance with financial covenants under our Secured Credit Facility as well as Board approval.

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

Additional information related to our Business Outlook for Fiscal 2017 is included in the below sections entitled “Comparison of the Results of Operations for the Three Months Ended January 31, 2017 and January 31, 2016” and “Comparison of the Results of Operations for the Six Months Ended January 31, 2017 and January 31, 2016.”

Index

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2017 AND JANUARY 31, 2016

Net Sales. Consolidated net sales were $139.0 million and $70.3 million for the three months ended January 31, 2017 and 2016, respectively, representing an increase of $68.7 million, or 97.7%. The period-over-period increase in net sales was driven by incremental sales of $75.9 million as a result of the TCS acquisition. Net sales by operating segment are further discussed below.

Commercial Solutions
Net sales in our Commercial Solutions segment were $82.1 million for the three months ended January 31, 2017, as compared to $50.7 million for the three months ended January 31, 2016, an increase of $31.4 million, or 61.9%. The period-over-period increase in net sales reflects incremental sales of $37.4 million as a result of the TCS acquisition, partially offset by lower net sales of Comtech legacy products. Our Commercial Solutions segment represented 59.1% of consolidated net sales for the three months ended January 31, 2017 as compared to 72.1% for the three months ended January 31, 2016.

During the three months ended January 31, 2017, our Commercial Solutions segment benefited from sales of enterprise technology solutions (such as our location and messaging based platforms) and safety and security technology solutions (such as wireless and next generation 911 ("NG911") platforms) that we now offer as a result of the TCS acquisition.

Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment, for the three months ended January 31, 2017, was 1.22 and bookings were significantly higher than in our first quarter of fiscal 2017. We experienced strength in bookings in this segment across all three product groups: communication technologies (which include satellite earth station products and traveling wave tube amplifiers), safety and security technologies and enterprise technologies.

Bookings for our safety and security technologies and our enterprise technologies solutions during the second quarter of fiscal 2017 were strong and included renewals and add-ons to existing contracts. The increase in bookings for our communication technologies products was entirely driven by our traveling wave tube amplifier product line which benefited from our participation in the growing in-flight connectivity market. Bookings for our satellite earth station products were lower as compared to the second quarter of fiscal 2016 and as compared to the first quarter of fiscal 2017. We believe this decline was the result of challenging international market conditions including the continued strengthening of the U.S. dollar which negatively impacts the ability of our international customers to purchase our products. In addition, we believe that bookings for our satellite earth station products from the U.S. government during the second quarter of fiscal 2017 were impacted by a lull in ordering that we believe occurred industry-wide as a result of a change in the U.S. presidential administration. During the second half of fiscal 2017, we anticipate releasing a new version of our HeightsTM Networking platform and anticipate that pent up demand will drive an increase in bookings in future periods for our satellite earth station products as compared to current levels.

Backlog in our Commercial Solutions segment as of the end of our second quarter of fiscal 2017 was the highest it has been at any quarter-end since our acquisition of TCS. Based on potential orders in our pipeline and the anticipated release of our next version of our HeightsTM Networking platform, we believe that overall bookings for this segment will remain strong for the second half of our fiscal 2017.

Bookings, sales and profitability in our Commercial Solutions segment can fluctuate from period-to-period due to many factors, including changes in the general business environment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Government Solutions
Net sales in our Government Solutions segment were $56.9 million for the three months ended January 31, 2017 as compared to $19.6 million for the three months ended January 31, 2016, an increase of $37.3 million, or 190.3%. The period-over-period increase in net sales primarily reflects incremental sales of $38.5 million as a result of the TCS acquisition, partially offset by slightly lower net sales of Comtech's legacy products. Our Government Solutions segment represented 40.9% of consolidated net sales for the three months ended January 31, 2017, as compared to 27.9% for the three months ended January 31, 2016.

Index

Our Government Solutions segment benefited in the second quarter of fiscal 2017 from a variety of new advanced communication solutions that we now offer as a result of the TCS acquisition. These solutions include field support, space components and cyber-training. We continue to implement our strategy of shifting our Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche products with higher margins. Our 0.53 book-to-bill ratio in this segment for the second quarter of fiscal 2017, which was significantly lower than in the second quarter of fiscal 2016, reflects: (i) the impact of implementing this strategy; (ii) a delay in the receipt of a $20.0 million plus order that we still expect to receive during the second half of fiscal 2017; and (iii) a lull in ordering by the U.S. government that we believe occurred industry-wide as a result of the change in the U.S. presidential administration. As a result of these factors, we believe net sales in this segment in fiscal 2017 will be lower than previously anticipated.

The slight decrease in net sales for Comtech legacy products during the second quarter of fiscal 2017 resulted from lower net sales of high-power broadband amplifiers and BFT-1 sustainment support services, substantially offset by higher net sales of over-the-horizon microwave system products. Net sales in both periods include $2.5 million of sales related to a BFT-1 intellectual property license fee. Beginning on April 1, 2017, the U.S. Army has no further obligation to pay BFT-1 intellectual properly license fees; however, we anticipate receiving an additional BFT-1 sustainment support services contract. During our second quarter of fiscal 2017, we have begun preparing to respond to a request for proposal from the U.S. Army to supply them with ongoing BFT-1 sustainment support services and anticipate negotiations and an award of a contract to occur in late March 2017.

Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

In view of the aforementioned and our overall assessment, we anticipate our third quarter of fiscal 2017 consolidated net sales to be slightly lower than the level we achieved during our second quarter of fiscal 2017, with consolidated net sales in our fourth quarter of fiscal 2017 being significantly higher than our second quarter results.

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the three months ended January 31, 2017 and 2016 are as follows:

	Three months ended January 31,
	2017	2016	2017	2016	2017	2016
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	11.2%	32.8%	62.2%	65.5%	32.1%	42.0%
Domestic	51.2%	22.7%	13.6%	13.3%	35.8%	20.0%
Total U.S.	62.4%	55.5%	75.8%	78.8%	67.9%	62.0%

International	37.6%	44.5%	24.2%	21.2%	32.1%	38.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to U.S. state and local governments. International sales include sales to U.S. companies for inclusion in products that are sold to international customers.

As a result of the TCS acquisition, we believe that domestic net sales, as a percentage of our consolidated net sales, in future periods will be higher than it was in periods prior to the TCS acquisition, due to the inclusion in consolidated net sales of safety and security technology solutions (such as 911 call routing) which are primarily sold to U.S. customers.

Gross Profit. Gross profit was $53.2 million and $29.4 million for the three months ended January 31, 2017 and 2016, respectively, representing an increase of $23.8 million. This increase in gross profit dollars was driven by higher consolidated net sales as discussed above. Gross profit, as a percentage of consolidated net sales, was 38.3% for the three months ended January 31, 2017 and was similar to the percentage we achieved during our first quarter of fiscal 2017. The 38.3% represents a decrease from 41.8% for the three months ended January 31, 2016. This decrease is attributable to overall product mix changes resulting primarily from the TCS acquisition, in particular, the inclusion of net sales related to TCS government solutions, which have historically had lower gross margins than Comtech’s legacy products. Gross profit, as a percentage of related segment net sales is further discussed below.

Index

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended January 31, 2017 was higher as compared to the three months ended January 31, 2016. This increase was primarily driven by the inclusion of net sales related to TCS commercial solutions during our most recent quarter, which had higher gross margins than Comtech's legacy products, as well as improved gross profit percentages related to Comtech's legacy products.

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended January 31, 2017 was significantly lower as compared to the three months ended January 31, 2016. This decrease was primarily driven by the inclusion of net sales of TCS government solutions during our most recent quarter, which had significantly lower gross margins than Comtech's legacy products. Additionally, during the three months ended January 31, 2017, we experienced a lower gross profit percentage related to our over-the-horizon microwave system products due to a change in overall product mix resulting from two large international contracts that were nearing completion. Gross profit in both periods includes $2.5 million related to our annual BFT-1 intellectual property license fees.

Included in consolidated cost of sales for the three months ended January 31, 2017 and 2016 are provisions for excess and obsolete inventory of $0.4 million and $0.6 million, respectively. As discussed in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Because our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each individual segment, it is difficult to forecast. Nevertheless, based on expected bookings and expected timing of our performance on orders, we currently expect our consolidated gross profit, as a percentage of consolidated net sales, for the second half of fiscal 2017 to be similar to the percentage we achieved in the second quarter of fiscal 2017. As a result of the full year impact of the TCS acquisition, anticipated mix changes and lower year-over-year BFT-1 intellectual property license fee revenues, we expect our fiscal 2017 gross profit, as a percentage of consolidated net sales, to be lower than the gross profit percentage we achieved in fiscal 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $31.0 million and $17.3 million for the three months ended January 31, 2017 and 2016, respectively, representing an increase of $13.7 million. The increase in spending is primarily attributable to incremental expenses associated with the increased size of our business as a result of the TCS acquisition. As a percentage of consolidated net sales, selling, general and administrative expenses were 22.3% and 24.6% for the three months ended January 31, 2017 and 2016, respectively. This decrease in percentage is primarily due to higher consolidated net sales during the three months ended January 31, 2017.

Selling, general and administrative expenses during the three months ended January 31, 2016 include $2.3 million of transaction costs primarily related to our acquisition of TCS on February 23, 2016, as discussed in "Notes to Condensed Consolidated Financial Statements - Note (2) - Acquisition." There were no comparable expenses during the three months ended January 31, 2017.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $0.9 million for both the three months ended January 31, 2017 and 2016.

Research and Development Expenses. Research and development expenses were $13.3 million and $7.7 million for the three months ended January 31, 2017 and 2016, respectively, representing an increase of $5.6 million, or 72.7%. The increase in spending is primarily attributable to incremental expenses associated with the TCS product lines, partially offset by lower spending as a result of cost reduction activities and the completion of several research and development projects. As a percentage of consolidated net sales, research and development expenses were 9.6% and 11.0% for the three months ended January 31, 2017 and 2016, respectively.

For the three months ended January 31, 2017 and 2016, research and development expenses of $11.0 million and $6.1 million, respectively, related to our Commercial Solutions segment and $2.2 million and $1.5 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.1 million for both the three months ended January 31, 2017 and 2016, respectively, related to the amortization of stock-based compensation expense, which is not allocated to our two reportable operating segments.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended January 31, 2017 and 2016, customers reimbursed us $7.8 million and $2.3 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Index

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $6.0 million (of which $4.4 million was for the Commercial Solutions segment and $1.6 million was for the Government Solutions segment) for the three months ended January 31, 2017 and $1.2 million (all of which was for the Commercial Solutions segment) for the three months ended January 31, 2016. The significant increase in amortization of intangibles is a result of our acquisition of TCS. We currently anticipate amortization expense for our third and fourth quarters of fiscal 2017 to slightly decrease from the amount of amortization expense in our most recent quarter as certain TCS intangibles will become fully amortized.

Settlement of Intellectual Property Litigation. As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (19) - Legal Proceedings and Other Matters - Settlement of Certain TCS Intellectual Property Matters," during the three months ended January 31, 2017, we recorded a favorable adjustment to operating income of $10.0 million, net of estimated legal fees, to reflect a lower loss than originally estimated for a TCS intellectual property matter which was settled during the three months ended January 31, 2017. There was no comparable adjustment in the corresponding period of the prior year.

Operating Income. Operating income for the three months ended January 31, 2017 was $12.8 million as compared to $3.2 million for the three months ended January 31, 2016. Operating income, as a percentage of consolidated net sales, for the three months ended January 31, 2017 was 9.2% as compared to 4.6% for the three months ended January 31, 2016. Excluding the $10.0 million adjustment, as discussed above, operating income for the three months ended January 31, 2017 would have been $2.8 million, or 2.0% of consolidated net sales. Excluding $2.3 million of expenses related to our focused acquisition plan, operating income for the three months ended January 31, 2016 would have been $5.5 million, or 7.8% of consolidated net sales. Consolidated operating income was directly impacted by the TCS acquisition and by changes in segment operating income contributions as shown in the table below:

	Three months ended January 31,
	2017	2016	2017	2016	2017	2016	2017	2016
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$5.9	5.2	2.3	4.7	4.6	(6.7)	$12.8	3.2
Percentage of related net sales	7.2%	10.3%	4.0%	24.0%	NA	NA	9.2%	4.6%

The increase in our Commercial Solutions segment’s operating income, in dollars, primarily reflects incremental contribution associated with TCS commercial solution sales and related gross profit as well as improved operating income contributions from Comtech's legacy business. These increased contributions were partially offset by incremental amortization of intangibles associated with the TCS acquisition. The decrease in operating income, as a percentage of the related segment’s net sales, from 10.3% to 7.2%, is primarily due to incremental amortization of intangibles associated with the TCS acquisition, which more than offset an increase in operating income percentage in Comtech's legacy business. The 7.2% represents an improvement from the 4.1% we achieved in our first quarter of fiscal 2017.

The decrease in our Government Solutions segment’s operating income, in dollars, was primarily driven by incremental amortization of intangibles associated with the TCS acquisition and lower operating income contributions from Comtech’s legacy business, which was partially offset by incremental gross profit contributions associated with TCS government solutions sales. The decrease in operating income, as a percentage of the related segment’s net sales, from 24.0% to 4.0% was primarily due to the inclusion of TCS government solutions sales during the most recent quarter, which had significantly lower gross margins than Comtech’s legacy government solutions products as well as incremental amortization of intangibles. Despite lower comparative net sales, the 4.0% is similar to the 4.2% we achieved in our first quarter of fiscal 2017.

Unallocated operating income for the three months ended January 31, 2017 was $4.6 million and includes the $10.0 million adjustment to operating income, as discussed above. For the three months ended January 31, 2016, unallocated operating expenses were $6.7 million and included $2.3 million of transaction costs primarily related to our acquisition of TCS on February 23, 2016, as discussed above. Excluding the $10.0 million adjustment and the $2.3 million of transaction costs, unallocated operating expenses for the three months ended January 31, 2017 and 2016 would have been $5.4 million and $4.4 million, respectively. Unallocated operating expenses during the three months ended January 31, 2017 primarily reflect increased expenses associated with the increased size of our business resulting from the TCS acquisition.

Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $1.0 million and $1.1 million for the three months ended January 31, 2017 and 2016, respectively. Total amortization of stock-based compensation expense in fiscal 2017 is expected to be higher than the amount we recorded in fiscal 2016 due to an increase in total awards to employees which is largely attributable to our larger work force as a result of the TCS acquisition.

Index

Given the $10.0 million adjustment to operating income that was recorded in our second quarter of fiscal 2017, as discussed above, our operating income, in dollars, is expected to decline in the third quarter of fiscal 2017 before increasing significantly in our fourth quarter of fiscal 2017. Our fourth quarter is expected to be the peak quarter of operating income in fiscal 2017.

Interest Expense and Other. Interest expense was $2.9 million and $0.1 million for the three months ended January 31, 2017 and 2016, respectively. Interest expense during the three months ended January 31, 2017 primarily reflects interest on our Secured Credit Facility related to the TCS acquisition. Based on the type, terms and amount of outstanding debt (including capital leases), we estimate that our effective interest rate (including amortization of deferred financing costs) will range from 4.5% to 5.5% in fiscal 2017.

Interest Income and Other. Interest income and other for both the three months ended January 31, 2017 and 2016 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding a blended annual interest rate of approximately 0.44%.

Provision for Income Taxes. The provision for income taxes was $3.5 million and $0.8 million for the three months ended January 31, 2017 and 2016, respectively. Our effective tax rate was 34.6% for the three months ended January 31, 2017, as compared to 23.2% for the three months ended January 31, 2016.

Excluding discrete tax items for the three months ended January 31, 2017, our effective tax rate would have been 35.5%. Our effective tax rate excluding discrete tax items for the three months ended January 31, 2016 was 33.5% and did not reflect the TCS acquisition. The increase from 33.5% to 35.5% is principally attributable to the acquisition of TCS, which significantly impacted our geographical sales mix and has a different spending profile than our legacy business.

During the three months ended January 31, 2017, we recorded a net discrete tax benefit of less than $0.1 million. Our effective tax rate for the three months ended January 31, 2016 reflects a discrete tax benefit of $0.3 million, primarily related to the passage of legislation that included the retroactive, permanent extension of the federal research and experimentation credit from December 31, 2014.

Our federal income tax returns for fiscal 2013 and 2015 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2012 are subject to audit. TCS’s federal income tax returns for tax years 2013 through 2015 and the tax period from January 1, 2016 to February 23, 2016 are subject to potential future IRS audit. None of TCS’s state income tax returns prior to calendar year 2012 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Income. During the three months ended January 31, 2017, consolidated net income was $6.6 million as compared to the consolidated net income of $2.5 million that we achieved during the three months ended January 31, 2016. Net income during the most recent period is largely attributable to the impact of all of the aforementioned items discussed above, in particular, the $10.0 million pre-tax adjustment to operating income, as discussed above.

Adjusted EBITDA. Our Adjusted EBITDA, a non-GAAP financial measure, represents earnings before income taxes, interest (income) and other expense, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, acquisition plan expenses and settlement of intellectual property litigation. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Our Adjusted EBITDA is also used by our management in assessing the Company's operating results. The Company's definition of Adjusted EBITDA is different than the Consolidated EBITDA (as such term is defined in our Secured Credit Facility) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies (including TCS prior to our acquisition) and, therefore, may not be comparable to similarly titled measures used by other companies. Our Adjusted EBITDA is also a measure frequently requested by the Company's investors and analysts. The Company believes that investors and analysts may use our Adjusted EBITDA, along with other information contained in our SEC filings, in assessing our performance and comparability of our results with other companies.

Index

Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the three months ended January 31, 2017 and 2016 are shown in the table below (numbers in the table may not foot due to rounding):

	Three months ended January 31,
	2017	2016	2017	2016	2017	2016	2017	2016
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$5.7	5.0	2.4	4.7	(1.5)	(7.2)	$6.6	2.5
Provision for income taxes	0.1	0.1	—	—	3.4	0.6	3.5	0.7
Interest (income) and other expenses	(0.1)	—	—	—	—	(0.1)	(0.1)	(0.1)
Interest expense	0.1	0.1	—	—	2.8	—	2.9	0.1
Amortization of stock-based compensation	—	—	—	—	1.0	1.1	1.0	1.1
Amortization of intangibles	4.4	1.2	1.6	—	—	—	6.0	1.2
Depreciation	2.4	1.2	0.8	0.3	0.4	—	3.6	1.5
Acquisition plan expenses	—	—	—	—	—	2.3	—	2.3
Settlement of intellectual property litigation	—	—	—	—	(10.0)	—	(10.0)	—
Adjusted EBITDA	$12.7	7.6	4.7	5.0	(3.9)	(3.3)	$13.5	9.3
Percentage of related net sales	15.5%	15.0%	8.3%	25.3%	NA	NA	9.7%	13.2%

The increase in Adjusted EBITDA, in dollars, during the three months ended January 31, 2017 as compared to the three months ended January 31, 2016 is primarily attributable to earnings contributions associated with the TCS acquisition and Comtech's legacy business, offset in part, by higher unallocated expenses in the most recent quarter.

The increase in our Commercial Solutions segment's Adjusted EBITDA, in dollars, was primarily attributable to the earnings contributions associated with the TCS acquisition and, to a lesser extent, an increase in Comtech's legacy business. The increase in our Commercial Solutions segment's Adjusted EBITDA, as a percentage of related net sales, was attributable primarily to lower operating expenses in Comtech's legacy business offset, in part, by the inclusion of earnings contributions associated with the TCS acquisition. The decrease in our Government Solutions segment's Adjusted EBITDA, in dollars, reflects the earnings contributions associated with TCS products, which were more than offset by lower earnings contributions from Comtech's legacy business. Our Government Solutions segment's Adjusted EBITDA, as a percentage of related net sales, reflects the inclusion of TCS products, which have lower margins than our legacy Government Solutions segment's product lines. Both periods in the Government Solutions segment reflect the inclusion of $2.5 million related to our annual BFT-1 intellectual property license fees.

We believe that Adjusted EBITDA (in dollars) for the third quarter of fiscal 2017 will increase from the level we achieved in the second quarter of fiscal 2017 and that Adjusted EBITDA (in dollars) in our fiscal 2017 fourth quarter will be the highest of any quarter in fiscal 2017. For the fiscal year, we are targeting that Adjusted EBITDA will approximate 12.0% of our expected net sales.

Overtime, given the integration of TCS into our business and the joint marketing of our products, historical sales patterns and mix trends are becoming less relevant. As a result, period-to-period comparisons of sales, margins, operating income and Adjusted EBITDA contributions between TCS and Comtech legacy products will not be meaningful.

Index

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2017 AND JANUARY 31, 2016

Net Sales. Consolidated net sales were $274.8 million and $134.4 million for the six months ended January 31, 2017 and 2016, respectively, representing an increase of $140.4 million, or 104.5%. The period-over-period increase in net sales was driven by incremental sales of $153.9 million as a result of the TCS acquisition. Net sales by operating segment are further discussed below.

Commercial Solutions
Net sales in our Commercial Solutions segment were approximately $158.3 million for the six months ended January 31, 2017, as compared to $93.7 million for the six months ended January 31, 2016, an increase of $64.6 million, or 68.9%. The period-over-period increase in net sales reflects incremental sales of $77.3 million as a result of the TCS acquisition, partially offset by lower sales of Comtech legacy products. Our Commercial Solutions segment represented 57.6% of consolidated net sales for the six months ended January 31, 2017 as compared to 69.7% for the six months ended January 31, 2016.

During the six months ended January 31, 2017, our Commercial Solutions segment benefited from sales of enterprise technology solutions (such as our location and messaging based platforms) and safety and security technology solutions (such as wireless and next generation 911 ("NG911") platforms) that we now offer as a result of the TCS acquisition.

Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the six months ended January 31, 2017 was 1.03 as compared to 0.87 for the six months ended January 31, 2016. During our most recent quarter, we experienced strength in bookings in this segment across all three product groups: communication technologies (which include satellite earth station products and traveling wave tube amplifiers), safety and security technologies and enterprise technologies.

Bookings for our safety and security technologies and our enterprise technologies solutions during the first half of fiscal 2017 were strong and included renewals and add-ons to existing contracts. The increase in bookings for our communication technologies group was entirely driven by our traveling wave tube amplifier product line which benefited from our participation in the growing in-flight connectivity market. Bookings for our satellite earth station products for the six month period in fiscal 2017 were lower as compared to the six month period in fiscal 2016. We believe this decline was the result of challenging international market conditions including the continued strengthening of the U.S. dollar which negatively impacts the ability of our international customers to purchase our products. In addition, we believe that bookings for our satellite earth station products to the U.S. government during the six month period in fiscal 2017 were impacted by a lull in ordering that we believe occurred industry-wide as a result of a change in the U.S. presidential administration. During the second half of fiscal 2017, we anticipate releasing a new version of our HeightsTM Networking platform and anticipate that pent up demand will drive an increase in bookings in future periods for our satellite earth station products as compared to current levels.

Backlog in our Commercial Solutions segment as of the end of our second quarter of fiscal 2017 was the highest it has been at any quarter-end since our acquisition of TCS. Based on potential orders in our pipeline and the anticipated release of our next version of our HeightsTM Networking platform, we believe that overall bookings for this segment will remain strong for the second half of our fiscal 2017.

Bookings, sales and profitability in our Commercial Solutions segment can fluctuate from period-to-period due to many factors, including changes in the general business environment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Government Solutions
Net sales in our Government Solutions segment were $116.5 million for the six months ended January 31, 2017 as compared to $40.8 million for the six months ended January 31, 2016, an increase of $75.7 million, or 185.5%. The period-over-period increase in net sales primarily reflects incremental sales of $76.6 million as a result of the TCS acquisition, partially offset by slightly lower net sales of Comtech's legacy products. Our Government Solutions segment represented 42.4% of consolidated net sales for the six months ended January 31, 2017, as compared to 30.3% for the six months ended January 31, 2016.

Index

Our Government Solutions segment benefited during the six months ended January 31, 2017 from a variety of new advanced communication solutions that we now offer as a result of the TCS acquisition. These solutions include field support, space components and cyber-training. We continue to implement our strategy of shifting our Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche products with higher margins. Our 0.69 book-to-bill ratio in this segment for the six months ended January 31, 2017, which was similar to the 0.67 that we achieved during the six months ended January 31, 2016, reflects: (i) the impact of implementing this strategy; (ii) a delay in the receipt of a $20.0 million plus order that we still expect to receive during the second half of fiscal 2017; and (iii) a lull in ordering by the U.S. government that we believe occurred industry-wide as a result of the change in the U.S. presidential administration. As a result of these factors, we believe net sales in this segment in fiscal 2017 will be lower than previously anticipated.

The slight decrease in net sales for Comtech legacy products during the six months ended January 31, 2017 resulted from lower net sales of high-power broadband amplifiers and BFT-1 sustainment support services, substantially offset by higher net sales of over-the-horizon microwave system products. Net sales in both periods include $5.0 million of sales related to a BFT-1 intellectual property license fee. Beginning on April 1, 2017, the U.S. Army has no further obligation to pay BFT-1 intellectual properly license fees; however, we anticipate them purchasing additional BFT-1 sustainment support services. During our second quarter of fiscal 2017, we have begun preparing to respond to a request for proposal from the U.S. Army to supply them with ongoing BFT-1 sustainment support services and anticipate negotiations and an award of a contract to occur in late March 2017.

Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

In view of the aforementioned and our overall assessment, we anticipate our third quarter of fiscal 2017 consolidated net sales to be slightly lower than the level we achieved during our second quarter of fiscal 2017, with consolidated net sales in our fourth quarter of fiscal 2017 being significantly higher than our second quarter results.

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the six months ended January 31, 2017 and 2016 are as follows:

	Six months ended January 31,
	2017	2016	2017	2016	2017	2016
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	12.4%	32.7%	62.5%	62.2%	33.7%	41.7%
Domestic	53.7%	19.6%	12.7%	12.4%	36.3%	17.4%
Total U.S.	66.1%	52.3%	75.2%	74.6%	70.0%	59.1%
					`
International	33.9%	47.7%	24.8%	25.4%	30.0%	40.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to U.S. state and local governments. International sales include sales to U.S. companies for inclusion in products that are sold to international customers.

As a result of the TCS acquisition, we believe that domestic net sales, as a percentage of our consolidated net sales, in future periods will be higher than it was in periods prior to the TCS acquisition, due to the inclusion in consolidated net sales of safety and security technology solutions (such as 911 call routing) which are primarily sold to U.S. customers.

Gross Profit. Gross profit was $105.3 million and $57.6 million for the six months ended January 31, 2017 and 2016, respectively, representing an increase of $47.7 million. This increase in gross profit dollars was driven by higher consolidated net sales as discussed above. Gross profit, as a percentage of consolidated net sales, decreased from 42.9% for the six months ended January 31, 2016 to 38.3% for the six months ended January 31, 2017. This decrease is attributable to overall product mix changes resulting primarily from the TCS acquisition, in particular, the inclusion of net sales related to TCS government solutions, which have historically had lower gross margins than Comtech’s legacy products. Gross profit, as a percentage of related segment net sales is further discussed below.

Index

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for the six months ended January 31, 2017 was higher as compared to the six months ended January 31, 2016. This increase was primarily driven by the inclusion of net sales related to TCS commercial solutions during our most recent six month period, which had higher gross margins than Comtech's legacy products, as well as improved gross profit percentages related to Comtech's legacy products.

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for the six months ended January 31, 2017 was significantly lower as compared to the six months ended January 31, 2016. This decrease was primarily driven by the inclusion of net sales of TCS government solutions during our most recent six month period, which had significantly lower gross margins than Comtech's legacy products. Additionally, during the six months ended January 31, 2017, we experienced a lower gross profit percentage related to our over-the-horizon microwave system products due to a change in overall product mix resulting from two large international contracts that were nearing completion. Gross profit in both periods includes $5.0 million related to our annual BFT-1 intellectual property license fees.

Included in consolidated cost of sales for the six months ended January 31, 2017 and 2016 are provisions for excess and obsolete inventory of $1.1 million and $1.3 million, respectively. As discussed in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Because our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each individual segment, it is difficult to forecast. Nevertheless, based on expected bookings and expected timing of our performance on orders, we currently expect our consolidated gross profit, as a percentage of consolidated net sales, for the second half of fiscal 2017 to be similar to the percentage we achieved in the second quarter of fiscal 2017. As a result of the full year impact of the TCS acquisition, anticipated mix changes and lower anticipated year-over-year BFT-1 intellectual property license fee revenues, we expect our fiscal 2017 gross profit, as a percentage of consolidated net sales, to be lower than the gross profit percentage we achieved in fiscal 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $63.7 million and $34.1 million for the six months ended January 31, 2017 and 2016, respectively, representing an increase of $29.6 million. The increase in spending is primarily attributable to incremental expenses associated with the increased size of our business as a result of the TCS acquisition. As a percentage of consolidated net sales, selling, general and administrative expenses were 23.2% and 25.4% for the six months ended January 31, 2017 and 2016, respectively. This decrease in percentage is primarily due to higher consolidated net sales during the six months ended January 31, 2017.

Selling, general and administrative expenses during the six months ended January 31, 2016 include $3.7 million of transaction costs primarily related to our acquisition of TCS on February 23, 2016, as discussed further in "Notes to Condensed Consolidated Financial Statements - Note (2) - Acquisition." There were no comparable expenses during the six months ended January 31, 2017.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $1.7 million and $1.8 million for the six months ended January 31, 2017 and 2016, respectively.

Research and Development Expenses. Research and development expenses were $27.4 million and $15.6 million for the six months ended January 31, 2017 and 2016, respectively, representing an increase of $11.8 million, or 75.6%. The increase in spending is primarily attributable to incremental expenses associated with the TCS product lines, partially offset by lower spending as a result of cost reduction activities and the completion of several research and development projects. As a percentage of consolidated net sales, research and development expenses were 10.0% and 11.6% for the six months ended January 31, 2017 and 2016, respectively.

For the six months ended January 31, 2017 and 2016, research and development expenses of $22.7 million and $12.4 million, respectively, related to our Commercial Solutions segment and $4.5 million and $3.0 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.2 million for both the six months ended January 31, 2017 and 2016, respectively, related to the amortization of stock-based compensation expense, which is not allocated to our two reportable operating segments.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the six months ended January 31, 2017 and 2016, customers reimbursed us $16.0 million and $4.8 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Index

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $12.1 million (of which $8.8 million was for the Commercial Solutions segment and $3.2 million was for the Government Solutions segment) for the six months ended January 31, 2017 and $2.6 million (all of which was for the Commercial Solutions segment) for the six months ended January 31, 2016. The significant increase in amortization of intangibles is a result of our acquisition of TCS. We currently anticipate amortization expense for our third and fourth quarters of fiscal 2017 to slightly decrease from the amount of amortization expense in our most recent quarter, as certain TCS intangibles will become fully amortized.

Settlement of Intellectual Property Litigation. As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (19) - Legal Proceedings and Other Matters - Settlement of Certain TCS Intellectual Property Matters," during the six months ended January 31, 2017, we recorded a favorable adjustment to operating income of $10.0 million, net of estimated legal fees, to reflect a lower loss than originally estimated for a TCS intellectual property matter which was settled during the six months ended January 31, 2017. There was no comparable adjustment in the corresponding period of the prior year.

Operating Income. Operating income for the six months ended January 31, 2017 was $12.1 million as compared to $5.4 million for the six months ended January 31, 2016. Operating income, as a percentage of consolidated net sales, for the six months ended January 31, 2017 was 4.4% as compared to 4.0% for the six months ended January 31, 2016. Excluding the $10.0 million adjustment, as discussed above, operating income for the six months ended January 31, 2017 would have been $2.1 million, or 0.8% of consolidated net sales. Excluding $3.7 million of expenses related to our focused acquisition plan, operating income for the six months ended January 31, 2016 would have been $9.1 million, or 6.8% of consolidated net sales. Consolidated operating income was directly impacted by the TCS acquisition and by changes in segment operating income contributions as shown in the table below:

	Six months ended January 31,
	2017	2016	2017	2016	2017	2016	2017	2016
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$9.0	7.5	4.8	9.8	(1.7)	(11.9)	$12.1	5.4
Percentage of related net sales	5.7%	8.0%	4.1%	24.0%	NA	NA	4.4%	4.0%

The increase in our Commercial Solutions segment’s operating income, in dollars, primarily reflects an increase in operating income associated with TCS commercial solution sales and a slight improvement in operating income contributions from Comtech’s legacy business. These increased contributions were partially offset by incremental amortization of intangibles associated with the TCS acquisition. The decrease in operating income, as a percentage of the related segment’s net sales, from 8.0% to 5.7% is primarily due to the incremental amortization of intangibles associated with the TCS acquisition, which more than offset the increase in operating income percentage in Comtech's legacy business.

The decrease in our Government Solutions segment’s operating income, in dollars, was primarily driven by incremental amortization of intangibles associated with the TCS acquisition and lower operating income contributions from Comtech’s legacy business, which was partially offset by incremental gross profit contributions associated with TCS government solutions sales. The decrease in operating income, as a percentage of the related segment’s net sales from 24.0% to 4.1% was primarily due to the inclusion of TCS government solutions sales during the six months ended January 31, 2017, which had significantly lower gross margins than Comtech’s legacy government solutions products as well as incremental amortization of intangibles.

Unallocated operating expenses for the six months ended January 31, 2017 were $1.7 million and include the $10.0 million adjustment to operating income, as discussed above. For the six months ended January 31, 2016 unallocated operating expenses were $11.9 million and included $3.7 million of transaction costs primarily related to our acquisition of TCS on February 23, 2016, as discussed above. Excluding the $10.0 million adjustment and the $3.7 million of transaction costs, unallocated operating expenses for the six months ended January 31, 2017 and 2016 would have been $11.7 million and $8.2 million, respectively. The increase in unallocated operating expenses during the six months ended January 31, 2017 primarily reflects increased expenses associated with the increased size of our business resulting from the TCS acquisition.

Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $2.0 million and $2.1 million for the six months ended January 31, 2017 and 2016, respectively. Total amortization of stock-based compensation expense in fiscal 2017 is expected to be higher than the amount we recorded in fiscal 2016 due to an increase in total awards to employees which is largely attributable to our larger work force as a result of the TCS acquisition.

Index

Given the $10.0 million adjustment to operating income that was recorded in our second quarter of fiscal 2017, as discussed above, our operating income, in dollars, is expected to decline in the third quarter of fiscal 2017 before increasing significantly in our fourth quarter of fiscal 2017. Our fourth quarter is expected to be the peak quarter of operating income in fiscal 2017.

Interest Expense and Other. Interest expense was $6.2 million and $0.1 million for the six months ended January 31, 2017 and 2016, respectively. Interest expense during the six months ended January 31, 2017 primarily reflects interest on our Secured Credit Facility related to the TCS acquisition. Based on the type, terms and amount of outstanding debt (including capital leases), we estimate that our effective interest rate (including amortization of deferred financing costs) will range from 4.5% to 5.5% in fiscal 2017.

Interest Income and Other. Interest income and other for both the six months ended January 31, 2017 and 2016 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding a blended annual interest rate of approximately 0.44%.

Provision for Income Taxes. The provision for income taxes was $1.9 million and $1.5 million for the six months ended January 31, 2017 and 2016, respectively. Our effective tax rate was 32.0% for the six months ended January 31, 2017, as compared to 27.9% for the six months ended January 31, 2016.

Excluding discrete tax items for the six months ended January 31, 2017, our effective tax rate would have been 35.5%. Our effective tax rate excluding discrete tax items for the six months ended January 31, 2016 was 33.5% and did not reflect the TCS acquisition. The increase from 33.5% to 35.5% is principally attributable to the acquisition of TCS, which significantly impacted our geographical sales mix and has a different spending profile than our legacy business.

During the six months ended January 31, 2017, we recorded a net discrete tax benefit of $0.2 million, primarily related to the reversal of certain tax contingencies no longer required due to the effective settlement with the IRS relating to its audit of our federal income tax return for fiscal year 2014. During the six months ended January 31, 2016, we recorded a discrete tax benefit of $0.3 million, primarily related to the passage of legislation that included the retroactive, permanent extension of the federal research and experimentation credit from December 31, 2014.

During the six months ended January 31, 2017, we reached an effective settlement with the IRS relating to its audit of our federal income tax return for fiscal 2014. This effective settlement did not have a material impact on our results of operations. Our federal income tax returns for fiscal 2013 and 2015 are also subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2012 are subject to audit. TCS’s federal income tax returns for tax years 2013 through 2015 and the tax period from January 1, 2016 to February 23, 2016 are subject to potential future IRS audit. None of TCS’s state income tax returns prior to calendar year 2012 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Income. During the six months ended January 31, 2017, consolidated net income was $4.1 million as compared to the consolidated net income of $3.9 million that we achieved during the six months ended January 31, 2016. The net income during the most recent period is largely attributable to the impact of all of the aforementioned items discussed above, in particular, the $10.0 million pre-tax adjustment to operating income, as discussed above.

Adjusted EBITDA. Our Adjusted EBITDA, a non-GAAP financial measure, represents earnings before income taxes, interest (income) and other expense, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, acquisition plan expenses and settlement of intellectual property litigation. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Our Adjusted EBITDA is also used by our management in assessing the Company's operating results. The Company's definition of Adjusted EBITDA is different than the Consolidated EBITDA (as such term is defined in our Secured Credit Facility) utilized for financial covenant calculations and may differ from the definition of EBITDA or Adjusted EBITDA used by other companies (including TCS prior to our acquisition) and, therefore, may not be comparable to similarly titled measures used by other companies. Our Adjusted EBITDA is also a measure frequently requested by the Company's investors and analysts. The Company believes that investors and analysts may use our Adjusted EBITDA, along with other information contained in our SEC filings, in assessing our performance and comparability of our results with other companies.

Index

Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the six months ended January 31, 2017 and 2016 are shown in the table below (numbers in the table may not foot due to rounding):

	Six months ended January 31,
	2017	2016	2017	2016	2017	2016	2017	2016
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$8.7	7.2	4.9	9.8	(9.5)	(13.1)	$4.1	3.9
Provision for income taxes	0.2	0.1	—	—	1.8	1.4	1.9	1.5
Interest (income) and other expenses	(0.1)	0.1	—	—	—	(0.3)	(0.1)	(0.2)
Interest expense	0.1	0.1	—	—	6.1	—	6.2	0.1
Amortization of stock-based compensation	—	—	—	—	2.0	2.1	2.0	2.1
Amortization of intangibles	8.8	2.6	3.2	—	—	—	12.1	2.6
Depreciation	5.0	2.4	1.5	0.5	0.8	—	7.3	3.0
Acquisition plan expenses	—	—	—	—	—	3.7	—	3.7
Settlement of intellectual property litigation	—	—	—	—	(10.0)	—	(10.0)	—
Adjusted EBITDA	$22.8	12.5	9.6	10.3	(8.9)	(6.0)	$23.5	16.8
Percentage of related net sales	14.4%	13.3%	8.2%	25.3%	NA	NA	8.6%	12.5%

The increase in Adjusted EBITDA, in dollars, during the six months ended January 31, 2017 as compared to the six months ended January 31, 2016 is primarily attributable to earnings contributions associated with the TCS acquisition, offset in part, by lower earnings contributions from Comtech's legacy business and higher unallocated expenses during the six months ended January 31, 2017.

The increase in our Commercial Solutions segment's Adjusted EBITDA, in dollars, was attributable primarily to the earnings contributions associated with the TCS acquisition, offset in part, by lower earnings contributions from Comtech's legacy business. Our Commercial Solutions segment's Adjusted EBITDA, as a percentage of related net sales, benefited from lower operating expenses in Comtech's legacy business and, to a lesser extent, the inclusion of earnings contributions associated with the TCS acquisition. The decrease in our Government Solutions segment's Adjusted EBITDA, in dollars, reflects the earnings contributions associated with TCS products, which were more than offset by lower earnings contributions from Comtech's legacy business. Our Government Solutions segment's Adjusted EBITDA, as a percentage of related net sales, reflects the inclusion of TCS products, which have lower margins than our legacy Government Solutions segment's product lines. Both periods in the Government Solutions segment reflect the inclusion of $5.0 million related to our annual BFT-1 intellectual property license fees.

We believe that Adjusted EBITDA (in dollars) for the third quarter of fiscal 2017 will increase from the level we achieved in the second quarter of fiscal 2017 and that Adjusted EBITDA (in dollars) in our fiscal 2017 fourth quarter will be the highest of any quarter in fiscal 2017. For the fiscal year, we are targeting that Adjusted EBITDA will approximate 12.0% of our expected net sales.

Overtime, given the integration of TCS into our business and the joint marketing of our products, historical sales patterns and mix trends are becoming less relevant. As a result, period-to-period comparisons of sales, margins, operating income and Adjusted EBITDA contributions between TCS and Comtech legacy products will not be meaningful.

Index

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased to $63.1 million at January 31, 2017 from $66.8 million at July 31, 2016, a decrease of $3.7 million. The decrease in cash and cash equivalents during the six months ended January 31, 2017 was driven by the following:

•
Net cash provided by operating activities was $25.4 million for the six months ended January 31, 2017 as compared to $23.4 million for the six months ended January 31, 2016. The period-over-period increase in cash flow from operating activities is attributable to overall changes in net working capital requirements, the timing of billings and payments and the inclusion of the TCS business.

•
Net cash used in investing activities for the six months ended January 31, 2017 was $4.1 million as compared to $1.5 million for the six months ended January 31, 2016. The period-over-period increase in net cash used in investing activities is primarily due to the incremental expenditures associated with the acquired TCS business.

•
Net cash used in financing activities was $24.9 million for the six months ended January 31, 2017 as compared to $9.4 million for the six months ended January 31, 2016. During the six months ended January 31, 2017, we made $4.1 million of net payments under our Revolving Loan Facility and made $6.3 million of principal repayments related to our Term Loan Facility and capital lease obligations. During the six months ended January 31, 2017 and 2016, we paid $14.2 million and $9.7 million, respectively, in cash dividends to our shareholders.

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

As of January 31, 2017, our material short-term cash requirements primarily consist of: (i) quarterly interest payments and principal repayments associated with the Secured Credit Facility, (ii) capital lease obligations and operating lease commitments, (iii) our ongoing working capital needs, including income tax payments and (iv) accrued quarterly dividends.

In June 2016, we sold 7.1 million shares of our common stock in a public offering at a price of $14.00 per share, resulting in proceeds to us of $95.0 million, net of underwriting discounts and commissions. As of January 31, 2017 and March 8, 2017, an aggregate registered amount of $75.0 million under our existing Shelf Registration Statement filed with the SEC remains available for sale of various types of securities, including debt.

As of January 31, 2017 and March 8, 2017, we were authorized to repurchase up to an additional $8.7 million of our common stock, pursuant to our current $100.0 million stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. There were no repurchases of our common stock during the six months ended January 31, 2017 and 2016.

On October 6, 2016, our Board of Directors declared quarterly dividends of $0.30 per common share aggregating $7.0 million which was paid to our shareholders on November 22, 2016. On December 7, 2016, our Board of Directors declared a dividend of $0.10 per common share, which was paid on February 17, 2017. On March 8, 2017, our Board of Directors declared a dividend of $0.10 per common share, payable on May 19, 2017 to stockholders of record at the close of business on April 19, 2017. The Board is currently targeting the fourth quarter fiscal 2017 dividend to be $0.10 per common share. Future dividends remain subject to compliance with financial covenants under our Secured Credit Facility as well as Board approval.

Our material long-term cash requirements primarily consist of mandatory interest payments and principal repayments pursuant to our Secured Credit Facility and payments relating to our capital lease obligations and operating lease commitments. In addition, we expect to make future cash payments of approximately $2.9 million related to our 2009 Radyne-related restructuring plan, including accreted interest. For further information regarding our Radyne restructuring plan, see “Notes to Condensed Consolidated Financial Statements – Note (9) - Radyne Acquisition-Related Restructuring Plan.”

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

Our Secured Credit Facility requires that we maintain compliance with various financial covenants, including a maximum Leverage Ratio (which, in simple terms, represents Total Indebtedness less Available Cash (up to $50,000,000) divided by the trailing twelve months Consolidated EBITDA, as such terms are defined in the Secured Credit Facility). The definition of Consolidated EBITDA is similar to our Adjusted EBITDA metric (which is fully described in Note (15) - "Segment Information”); however, Adjusted EBITDA is reduced by the favorable adjustment to operating income related to the settlement of a TCS intellectual property matter during the three months ended January 31, 2017 (which is discussed in Note (19) - "Legal Proceedings and Other Matters"). As such, the trailing twelve months Consolidated EBITDA for purposes of our Secured Credit Facility financial covenant calculations is higher by $10.0 million as compared to the Adjusted EBITDA financial metric presented in our segment disclosures for the same period.

During the three months ended January 31, 2017, our Leverage Ratio was 2.57x Consolidated EBITDA as compared to a maximum allowable of 3.00x Consolidated EBITDA. The maximum allowable Leverage Ratio for the third quarter of fiscal 2017 will remain at 3.00x Consolidated EBITDA and will decrease to 2.75x Consolidated EBITDA by the end of our fiscal 2017. Given our $63.1 million of cash and cash equivalents as of January 31, 2017 and our expected fiscal 2017 business performance, we anticipate maintaining compliance with our Leverage Ratio and other covenants in our Secured Credit Facility for at least the remainder of fiscal 2017. We may not be able to maintain compliance with such covenants at all times in the future. Accordingly, in order to obtain increased flexibility and other enhancements, we continue to be actively engaged in substantive discussions with our financial lenders to modify various terms and conditions contained in our Secured Credit Facility. We believe we have good working relationships with our financial lenders and, based on specific feedback we have received, we believe we will be able to obtain modifications and or waivers, if necessary, to remain in compliance with the terms of our Secured Credit Facility.

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

FINANCING ARRANGEMENTS

Secured Credit Facility
On February 23, 2016, in connection with our acquisition of TCS, we entered into a $400.0 million secured credit facility (the "Secured Credit Facility") with a syndicate of lenders. The Secured Credit Facility comprises a secured term loan A facility of $250.0 million (the “Term Loan Facility”) and a secured revolving loan facility of up to $150.0 million, including a $25.0 million letter of credit sublimit (the “Revolving Loan Facility” and, together, with the Term Loan Facility, the “Secured Credit Facilities”), each of which mature on February 23, 2021. The proceeds of these borrowings were primarily used to finance our acquisition of TCS, including the repayment of certain existing indebtedness of TCS. The Term Loan Facility requires mandatory quarterly repayments. During the six months ended January 31, 2017, we repaid $4.4 million principal amount of borrowings under the Term Loan Facility. Under the Revolving Loan Facility, we had outstanding balances ranging from $56.9 million to $84.9 million during the six months ended January 31, 2017. As of January 31, 2017, the outstanding balances under the Term Loan Facility and the Revolving Loan Facility were $168.2 million and $79.8 million, respectively.

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

Our Secured Credit Facility requires that we maintain compliance with various financial covenants, including a maximum Leverage Ratio (which, in simple terms, represents Total Indebtedness less Available Cash (up to $50.0 million) divided by the trailing twelve months Consolidated EBITDA, as such terms are defined in the Secured Credit Facility). The definition of Consolidated EBITDA is similar to our Adjusted EBITDA metric (which is fully described in Notes to Condensed Consolidated Financial Statements - Note (15) - Segment Information”); however, Adjusted EBITDA is reduced by the favorable adjustment to operating income related to the settlement of a TCS intellectual property matter during the three months ended January 31, 2017 (which is discussed in “Notes to Condensed Consolidated Financial Statements - Note (19) - Legal Proceedings and Other Matters"). As such, the trailing twelve months Consolidated EBITDA for purposes of our Secured Credit Facility financial covenant calculations is higher by $10.0 million as compared to the Adjusted EBITDA financial metric presented in our segment disclosures for the same period.

During the three months ended January 31, 2017, our Leverage Ratio was 2.57x Consolidated EBITDA as compared to a maximum allowable of 3.00x Consolidated EBITDA. The maximum allowable Leverage Ratio for the third quarter of fiscal 2017 will remain at 3.00x Consolidated EBITDA and will decrease to 2.75x Consolidated EBITDA by the end of our fiscal 2017. Given our $63.1 million of cash and cash equivalents as of January 31, 2017 and our expected fiscal 2017 business performance, we anticipate maintaining compliance with our Leverage Ratio and other covenants in our Secured Credit Facility for at least the remainder of fiscal 2017. We may not be able to maintain compliance with such covenants at all times in the future. Accordingly, in order to obtain increased flexibility and other enhancements, we continue to be actively engaged in substantive discussions with our financial lenders to modify various terms and conditions contained in our Secured Credit Facility. We believe we have good working relationships with our financial lenders and, based on specific feedback we have received, we believe we will be able to obtain modifications and or waivers, if necessary, to remain in compliance with the terms of our Secured Credit Facility.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of January 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Index

COMMITMENTS

In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of January 31, 2017, will materially adversely affect our liquidity.

At January 31, 2017, cash payments due under long-term obligations (including interest on our Secured Credit Facility), excluding purchase orders that we entered into in our normal course of business, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	Remainder of 2017	2018 and 2019	2020 and 2021	After 2021
Secured Credit Facility, including interest	$288,318	11,612	52,940	223,766	—
Operating lease commitments	53,962	7,932	20,289	12,421	13,320
Capital lease obligations	6,126	1,880	3,942	304	—
Net contractual cash obligations	$348,406	21,424	77,171	236,491	13,320

In fiscal 2015, we entered into a multi-year purchase agreement in the amount of $12.9 million for certain inventory items. Such amount is not included in the above table because the purchase agreement is cancellable at our option. As of January 31, 2017, our maximum liability under this purchase commitment was approximately $2.7 million.

As discussed further in “Notes to Condensed Consolidated Financial Statements – Note (18) - Stockholders’ Equity,” on March 8, 2017, our Board of Directors declared a dividend of $0.10 per common share, payable on May 19, 2017 to stockholders of record at the close of business on April 19, 2017. The Board is currently targeting the fourth quarter fiscal 2017 dividend to be $0.10 per common share. Future dividends remain subject to compliance with financial covenants under our Secured Credit Facility as well as Board approval.

At January 31, 2017, we have approximately $3.7 million of standby letters of credit outstanding under our Secured Credit Facility related to our guarantees of future performance on certain customer contracts. Such amounts are not included in the above table.

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

As of January 31, 2017, our Condensed Consolidated Balance Sheet reflects an accrual of $14.8 million related to estimated costs associated with these TCS pre-acquisition contingencies. These estimates do not reflect our settlement position nor reflect what amounts we may actually pay if an unfavorable resolution occurs.

We have change in control agreements, severance agreements and indemnification agreements with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of our Company or an involuntary termination of employment without cause.

Our Condensed Consolidated Balance Sheet as of January 31, 2017 includes total liabilities of $9.1 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

As further discussed in “Notes to Condensed Consolidated Financial Statements - Note (3) - Adoption of Accounting Standards and Updates,” during the six months ended January 31, 2017, we adopted:

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

•
FASB ASU No. 2017-01, issued in January 2017, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Our early adoption of this ASU did not have any impact on our condensed consolidated financial statements or disclosures.

Index

In addition, the following FASB ASUs have been issued and incorporated into the FASB ASC and have not yet been adopted by us as of January 31, 2017:

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

•
FASB ASU No. 2016-01, issued January 2016, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments, such as: amending the initial and subsequent measurement requirements for certain equity investments; eliminating the disclosure requirements related to the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet; requiring the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset or liability on the balance sheet or the accompanying notes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2017 (our fiscal year beginning on August 1, 2018), including interim periods within those fiscal years and should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except for the provisions related to equity securities without readily determinable fair values which are to be adopted prospectively. Under certain circumstances, early adoption is permitted. We are evaluating the impact of this ASU on our consolidated financial statements and disclosures.

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

•
FASB ASU No. 2016-16, issued in October 2016, which eliminates a prior exception and now requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory (for example, intellectual property and property, plant and equipment) when the transfer occurs. This ASU is effective for fiscal years beginning after December 15, 2017 (our fiscal year beginning on August 1, 2018), and interim periods within those fiscal years and shall be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted. We are evaluating the impact of this ASU on our consolidated financial statements and disclosures.

•
FASB ASU No. 2017-04, issued in January 2017, which simplifies the measurement of goodwill impairment by eliminating Step 2 from the goodwill impairment test. Instead, impairment will be measured using the excess amount that a reporting unit's carrying value exceeds its fair value; however, any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is to be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2019 (our fiscal year beginning on August 1, 2020), and interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are evaluating the impact of this ASU on our consolidated financial statements and disclosures.

Index

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from borrowings under our Secured Credit Facility. Based on the amount of outstanding debt under our Secured Credit Facility, a hypothetical change in interest rates by 10% would change interest expense by $1.0 million over a one-year period. Although we do not currently use interest rate derivative instruments to manage exposure to interest rate changes, we may choose to do so in the future in connection with our Secured Credit Facility.

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of January 31, 2017, we had cash and cash equivalents of $63.1 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of January 31, 2017, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

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

We acquired TCS on February 23, 2016 and are currently in the process of integrating TCS into our existing internal controls over financial reporting. Our condensed consolidated financial results for the six months ended January 31, 2017 include approximately $153.9 million of net sales from TCS operations. Except for any changes in internal controls related to the integration of TCS, there have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended July 31, 2016.

Our tactical shift in our Government Solutions segment toward pursuing contracts with higher margins may not prove successful.

We are undertaking a shift in efforts in our Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche products with higher margins. In the near term, that strategy has resulted, and may continue to result, in lower net sales and gross profit, in dollars, in our Government Solutions segment. Although we believe this tactical shift will ultimately yield higher gross profit, in dollars, as well as higher gross profit as a percentage of net sales, we may not be able to successfully execute this strategy, which could have a material adverse effect on our business, results of operations and financial condition.

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	March 8, 2017	By: /s/ Fred Kornberg
Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date:	March 8, 2017	By: /s/ Michael D. Porcelain
Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)