Form 10-Q
period 2017-04-30
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2017-06-07
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2017

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
Yes               No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Emerging growth company
Non-accelerated filer	Smaller reporting company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes               No
APPLICABLE ONLY TO CORPORATE ISSUERS:
As of June 1, 2017, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 23,570,116 shares.

Index

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2017	July 31, 2016
Assets
Current assets:
Cash and cash equivalents	$58,817,000	66,805,000
Accounts receivable, net	120,448,000	150,967,000
Inventories, net	67,337,000	71,354,000
Prepaid expenses and other current assets	19,599,000	14,513,000
Total current assets	266,201,000	303,639,000

Property, plant and equipment, net	33,981,000	38,667,000
Goodwill	290,633,000	287,618,000
Intangibles with finite lives, net	267,139,000	284,694,000
Deferred financing costs, net	2,765,000	3,309,000
Other assets, net	3,039,000	3,269,000
Total assets	$863,758,000	921,196,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,226,000	33,462,000
Accrued expenses and other current liabilities	73,844,000	98,034,000
Dividends payable	2,342,000	7,005,000
Customer advances and deposits	31,326,000	29,665,000
Current portion of long-term debt	14,387,000	11,067,000
Current portion of capital lease obligations	2,689,000	3,592,000
Interest payable	95,000	1,321,000
Total current liabilities	151,909,000	184,146,000

Non-current portion of long-term debt, net	211,509,000	239,969,000
Non-current portion of capital lease obligations	2,185,000	4,021,000
Income taxes payable	2,502,000	2,992,000
Deferred tax liability, net	14,784,000	9,798,000
Customer advances and deposits, non-current	8,064,000	5,764,000
Other liabilities	3,150,000	4,105,000
Total liabilities	394,103,000	450,795,000
Commitments and contingencies (See Note 19)
Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 38,603,033 shares and 38,367,997 shares at April 30, 2017 and July 31, 2016, respectively	3,860,000	3,837,000
Additional paid-in capital	527,434,000	524,797,000
Retained earnings	380,210,000	383,616,000
	911,504,000	912,250,000
Less:
Treasury stock, at cost (15,033,317 shares at April 30, 2017 and July 31, 2016)	(441,849,000)	(441,849,000)
Total stockholders’ equity	469,655,000	470,401,000
Total liabilities and stockholders’ equity	$863,758,000	921,196,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,

	2017	2016	2017	2016
Net sales	$127,792,000	124,187,000	402,606,000	258,627,000
Cost of sales	75,331,000	72,796,000	244,833,000	149,596,000
Gross profit	52,461,000	51,391,000	157,773,000	109,031,000

Expenses:
Selling, general and administrative	25,923,000	30,439,000	89,596,000	60,818,000
Research and development	12,961,000	12,613,000	40,371,000	28,216,000
Amortization of intangibles	5,468,000	4,776,000	17,555,000	7,348,000
Settlement of intellectual property litigation	(2,041,000)	—	(12,020,000)	—
Acquisition plan expenses	—	16,960,000	—	20,689,000
	42,311,000	64,788,000	135,502,000	117,071,000

Operating income (loss)	10,150,000	(13,397,000)	22,271,000	(8,040,000)

Other expenses (income):
Interest expense and other	2,761,000	3,473,000	8,938,000	3,621,000
Interest income and other	88,000	(5,000)	12,000	(227,000)

Income (loss) before provision for (benefit from) income taxes	7,301,000	(16,865,000)	13,321,000	(11,434,000)
Provision for (benefit from) income taxes	2,884,000	(2,510,000)	4,808,000	(994,000)

Net income (loss)	$4,417,000	(14,355,000)	8,513,000	(10,440,000)
Net income (loss) per share (See Note 5):
Basic	$0.19	(0.89)	0.36	(0.65)
Diluted	$0.19	(0.89)	0.36	(0.65)

Weighted average number of common shares outstanding – basic	23,449,000	16,195,000	23,420,000	16,184,000

Weighted average number of common and common equivalent shares outstanding – diluted	23,503,000	16,195,000	23,449,000	16,184,000

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$0.10	0.30	0.50	0.90

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED APRIL 30, 2017 AND 2016
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2015	31,165,401	$3,117,000	$427,083,000	$413,058,000	15,033,317	$(441,849,000)	$401,409,000

Equity-classified stock award compensation	—	—	3,125,000	—	—	—	3,125,000
Proceeds from issuance of employee stock purchase plan shares	29,070	3,000	496,000	—	—	—	499,000
Common stock issued for net settlement of stock-based awards	9,925	1,000	(75,000)	—	—	—	(74,000)
Cash dividends declared	—	—	—	(14,544,000)	—	—	(14,544,000)
Accrual of dividend equivalents, net of reversal	—	—	—	(97,000)	—	—	(97,000)
Net income tax shortfall from settlement of stock-based awards	—	—	(25,000)	—	—	—	(25,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(55,000)	—	—	—	(55,000)
Net loss	—	—	—	(10,440,000)	—	—	(10,440,000)
Balance as of April 30, 2016	31,204,396	$3,121,000	$430,549,000	$387,977,000	15,033,317	$(441,849,000)	$379,798,000

Balance as of July 31, 2016	38,367,997	$3,837,000	$524,797,000	$383,616,000	15,033,317	$(441,849,000)	$470,401,000

Equity-classified stock award compensation	—	—	2,980,000	—	—	—	2,980,000
Proceeds from issuance of employee stock purchase plan shares	49,694	5,000	509,000	—	—	—	514,000
Issuance of restricted stock, net	144,988	14,000	(14,000)	—	—	—	—
Common stock issued for net settlement of stock-based awards	40,354	4,000	(248,000)	—	—	—	(244,000)
Cash dividends declared	—	—	—	(11,691,000)	—	—	(11,691,000)
Accrual of dividend equivalents, net of reversal	—	—	—	(228,000)	—	—	(228,000)
Net income tax shortfall from settlement of stock-based awards	—	—	(240,000)	—	—	—	(240,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(350,000)	—	—	—	(350,000)
Net income	—	—	—	8,513,000	—	—	8,513,000
Balance as of April 30, 2017	38,603,033	$3,860,000	$527,434,000	$380,210,000	15,033,317	$(441,849,000)	$469,655,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended April 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$8,513,000	(10,440,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	10,849,000	6,078,000
Amortization of intangible assets with finite lives	17,555,000	7,348,000
Amortization of stock-based compensation	2,980,000	3,166,000
Amortization of deferred financing costs	1,450,000	292,000
Settlement of intellectual property litigation	(12,020,000)	—
Gain on disposal of property, plant and equipment	(147,000)	(15,000)
Provision for allowance for doubtful accounts	454,000	670,000
Provision for excess and obsolete inventory	1,758,000	2,022,000
Excess income tax benefit from stock-based award exercises	(78,000)	(23,000)
Deferred income tax expense (benefit)	6,606,000	(516,000)
Changes in assets and liabilities, net of effects of business acquisition:
Accounts receivable	30,065,000	23,057,000
Inventories	2,259,000	5,068,000
Prepaid expenses and other current assets	(1,532,000)	1,877,000
Other assets	230,000	(306,000)
Accounts payable	(6,088,000)	(9,846,000)
Accrued expenses and other current liabilities	(16,832,000)	(4,013,000)
Customer advances and deposits	3,961,000	(5,910,000)
Other liabilities, non-current	(1,042,000)	(882,000)
Interest payable	(1,226,000)	82,000
Income taxes payable	(4,038,000)	(5,436,000)
Net cash provided by operating activities	43,677,000	12,273,000

Cash flows from investing activities:
Payments for business acquisition, net of cash acquired	—	(280,535,000)
Purchases of property, plant and equipment	(6,223,000)	(3,063,000)
Net cash used in investing activities	(6,223,000)	(283,598,000)

Cash flows from financing activities:
Net (payments) borrowings under Revolving Loan Facility	(18,300,000)	101,905,000
Cash dividends paid	(16,518,000)	(14,540,000)
Repayment of long-term debt under Term Loan Facility	(7,747,000)	(3,125,000)
Repayment of principal amounts under capital lease obligations	(2,739,000)	(717,000)
Payment of issuance costs related to equity offering	(626,000)	(337,000)
Payment of deferred financing costs	(104,000)	(10,123,000)
Proceeds from issuance of employee stock purchase plan shares	514,000	499,000
Excess income tax benefit from stock-based award exercises	78,000	23,000
Borrowing of long-term debt under Term Loan Facility	—	250,000,000
Required payments for debt assumed for business acquisition	—	(134,101,000)
Net cash (used in) provided by financing activities	(45,442,000)	189,484,000

Net decrease in cash and cash equivalents	(7,988,000)	(81,841,000)
Cash and cash equivalents at beginning of period	66,805,000	150,953,000
Cash and cash equivalents at end of period	$58,817,000	69,112,000
See accompanying notes to condensed consolidated financial statements. (Continued)

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)
	Nine months ended April 30,
	2017	2016
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$8,584,000	2,976,000
Income taxes, net	$2,240,000	4,766,000

Non-cash investing and financing activities:
Cash dividends declared but unpaid (including accrual of dividend equivalents)	$2,570,000	5,265,000
Accrued additions to property, plant and equipment	$824,000	125,000
Issuance of restricted stock	$14,000	—
Accrued deferred financing costs	$—	139,000
Accrued shelf registration costs	$—	20,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and its subsidiaries (“Comtech,” “we,” “us,” or “our”) as of and for the three and nine months ended April 30, 2017 and for the three and nine months ended April 30, 2016 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

As disclosed in more detail in Note (15) - "Segment Information", we manage our business in two reportable segments: Commercial Solutions and Government Solutions.

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

The acquisition has an aggregate purchase price for accounting purposes of $340,432,000 (also referred to as the transaction equity value) and an enterprise value of $423,629,000. The fair value of consideration transferred in connection with the TCS acquisition was $280,535,000 in cash, which is net of $59,897,000 of cash acquired. We funded the acquisition (including transaction and merger related expenditures) and repaid $134,101,000 of debt assumed in connection with the acquisition by redeploying a significant amount of our combined cash and cash equivalents, with the remaining funds coming from a $400,000,000 Secured Credit Facility (the "Secured Credit Facility"), which is discussed further in Note (10) - "Secured Credit Facility."

We have incurred transaction and merger related expenditures which include significant amounts primarily for: (i) change-in-control payments, (ii) severance, (iii) costs associated with establishing our Secured Credit Facility, and (iv) professional fees for financial and legal advisors for both Comtech and TCS. There were $16,960,000 and $20,689,000, respectively, of transaction and merger related expenses recorded during the three and nine months ended April 30, 2016. There were no transaction and merger related expenses during the three and nine months ended April 30, 2017. Cumulatively, through April 30, 2017, acquisition plan expenses were $21,276,000 and primarily related to the TCS acquisition. Additional transaction and merger related expenditures were either accounted for by TCS prior to being acquired by Comtech or were capitalized by us (such as deferred financing costs) or recorded as a reduction to additional paid-in capital (such as issuance costs related to our June 2016 equity offering) on our Condensed Consolidated Balance Sheet.

Our condensed consolidated financial results include net sales from TCS operations of $66,693,000 and $220,578,000, for the three and nine months ended April 30, 2017, respectively, and $65,957,000 for both the three and nine months ended April 30, 2016.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

We have accounted for the TCS acquisition under the acquisition method of accounting in accordance with FASB ASC 805, "Business Combinations." The purchase price was allocated to the assets acquired and liabilities assumed, based on their fair value at February 23, 2016, pursuant to the business combination accounting rules. Acquisition-related transaction costs are not included as components of consideration transferred but are expensed in the period incurred. The following table summarizes the final estimated fair values of the assets acquired and liabilities assumed in connection with the TCS acquisition:

	Purchase Price Allocation
Shares of TCS common stock purchased	$318,605,000
Stock-based awards settled	21,827,000
Aggregate purchase price at fair value	$340,432,000
Allocation of aggregate purchase price:
Cash and cash equivalents	$59,897,000
Current assets	115,913,000
Deferred tax assets, net, non-current	85,490,000
Property, plant and equipment	25,689,000
Other assets, non-current	2,641,000
Current liabilities (excluding interest accrued on debt)	(123,956,000)
Debt (including interest accrued)	(134,101,000)
Capital lease obligations	(8,993,000)
Other liabilities	(9,156,000)
Net tangible assets at fair value	$13,424,000
Identifiable intangible assets, deferred taxes and goodwill:		Estimated Useful Lives
Customer relationships and backlog	$223,100,000	21 years
Trade names	20,000,000	10 to 20 years
Technology	35,000,000	5 to 15 years
Deferred tax liabilities	(104,371,000)
Goodwill	153,279,000	Indefinite
Allocation of aggregate purchase price	$340,432,000

The purchase price allocation shown in the above table includes the final estimated fair value of contingent liabilities associated with TCS's intellectual property matters and the warranty obligations for TCS's 911 call handling software, which are discussed in more detail in Note (19) - "Legal Proceedings and Other Matters" and Note (8) - "Accrued Expenses and Other Current Liabilities," respectively. These estimated fair values reflect market participant assumptions, as required by FASB ASC 850 "Business Combinations," and do not reflect our settlement position or amounts we actually may pay.

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

	Three months ended April 30, 2016	Nine months ended April 30, 2016

Net sales	$130,238,000	$453,475,000
Net loss	(21,395,000)	(27,694,000)
Basic net loss per share	(1.32)	(1.71)
Diluted net loss per share	(1.32)	(1.71)

The pro forma financial information is not indicative of the results of operations that would have been achieved if the acquisition and cash paid had taken place as of August 1, 2014. The pro forma financial information includes adjustments for:

•	The elimination of historical sales between Comtech and TCS of $1,569,000 and $7,331,000 for the three and nine months ended April 30, 2016, respectively.

•
The reduction to capitalized software amortization of $937,000 and $3,062,000, for the three and nine months ended April 30, 2016, respectively, related to the difference between the historical value and the estimated fair value of TCS's capitalized software.

•
The elimination of acquisition plan expenses of $22,464,000 and $25,507,000 for the three and nine months ended April 30, 2016, respectively, due to the assumption that all of the acquisition plan expenses were incurred on August 1, 2014.

•	The incremental amortization expense of $1,581,000 and $7,935,000 for the three and nine months ended April 30, 2016, respectively, associated with the increase in acquired other intangible assets.

•
The reduction in interest expense of $1,836,000 for the three months ended April 30, 2016 and increase in interest expense of $1,731,000 for the nine months ended April 30, 2016 due to the assumed August 1, 2014 repayment of TCS's legacy debt and related new borrowings under our Secured Credit Facility which was utilized to partially fund the TCS acquisition.

•	The reduction to interest income of $124,000 and $585,000 for the three and nine months ended April 30, 2016, respectively, due to the assumed cash payments relating to the TCS acquisition.

•	The related decrease to the provision for income taxes, based on Comtech’s effective tax rate for the respective periods.

(3)    Adoption of Accounting Standards and Updates

We are required to prepare our condensed consolidated financial statements in accordance with the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) which is the source for all authoritative U.S. generally accepted accounting principles, which are commonly referred to as “GAAP.” The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates (“ASUs”). During the nine months ended April 30, 2017, we adopted:

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

•
FASB ASU No. 2014-12, which requires that a performance target which affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Our adoption of this FASB ASU did not impact our condensed consolidated financial statements or disclosures.

•
FASB ASU No. 2014-15, which provides guidance about management's responsibility to evaluate whether there is a substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Our adoption of this ASU did not impact our condensed consolidated financial statements or disclosures.

•
FASB ASU No. 2015-11, which simplifies the guidance on the subsequent measurement of inventory other than inventory measured using the last-in, first out or the retail inventory method. This ASU requires in-scope inventory to be subsequently measured at the lower of cost and net realizable value, the latter of which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Our early adoption of this ASU did not have any impact on our condensed consolidated financial statements or disclosures.

•
FASB ASU No. 2016-07, which eliminates the requirement to retroactively adopt the equity method of accounting for an investment as a result of an increase in the level of ownership interest or degree of influence. Our early adoption of this ASU did not have any impact on our condensed consolidated financial statements or disclosures.

•
FASB ASU No. 2016-17, which amends the consolidation guidance on how a reporting entity (that is the single decision maker of a Variable Interest Entity (“VIE”)) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. Our early adoption of this ASU did not have any impact on our condensed consolidated financial statements or disclosures.

•
FASB ASU No. 2016-18, which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Our early adoption of this ASU did not have any impact on our condensed consolidated financial statements or disclosures.

•
FASB ASU No. 2017-01, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Our early adoption of this ASU did not have any impact on our condensed consolidated financial statements or disclosures.

(4)    Fair Value Measurements and Financial Instruments

Using the fair value hierarchy described in FASB ASC 820 “Fair Value Measurements and Disclosures,” we valued our cash and cash equivalents using Level 1 inputs that were based on quoted market prices.

We believe that the carrying amounts of our other current financial assets (such as accounts receivable) and other current liabilities (including accounts payable, accrued expenses and the current portion of our Secured Credit Facility) approximate their fair values due to their short-term maturities.

The fair value of the non-current portion of our Secured Credit Facility as of April 30, 2017 approximates its carrying amount due to its variable interest rate and pricing grid that is dependent upon our leverage ratio as of the end of each fiscal quarter. We believe the fair value of our non-current portion of capital lease obligations, which currently has a blended interest rate of 5.5%, would not be materially different than its carrying value as of April 30, 2017.

As of April 30, 2017 and July 31, 2016, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

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

Weighted average stock options, RSUs and restricted stock outstanding of 1,912,000 and 2,362,000 for the three months ended April 30, 2017 and 2016, respectively, and 2,227,000 and 2,365,000 for the nine months ended April 30, 2017 and 2016, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 227,000 and 149,000 weighted average performance shares outstanding for the three months ended April 30, 2017 and 2016, respectively, and 233,000 and 144,000 weighted average performance shares outstanding for the nine months ended April 30, 2017 and 2016, respectively, as the performance conditions have not yet been satisfied. However, the compensation expense related to these awards is included in net income (loss) (the numerator) for EPS calculations for each respective period.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended April 30,		Nine months ended April 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) for basic calculation	$4,417,000	(14,355,000)	8,513,000	(10,440,000)
Numerator for diluted calculation	$4,417,000	(14,355,000)	8,513,000	(10,440,000)

Denominator:
Denominator for basic calculation	23,449,000	16,195,000	23,420,000	16,184,000
Effect of dilutive securities:
Stock-based awards	54,000	—	29,000	—
Denominator for diluted calculation	23,503,000	16,195,000	23,449,000	16,184,000

(6)    Accounts Receivable

Accounts receivable consist of the following at:

	April 30, 2017	July 31, 2016
Billed receivables from commercial and international customers	$69,149,000	90,185,000
Unbilled receivables from commercial and international customers	24,929,000	19,333,000
Billed receivables from the U.S. government and its agencies	16,918,000	21,465,000
Unbilled receivables from the U.S. government and its agencies	10,927,000	21,013,000
Total accounts receivable	121,923,000	151,996,000
Less allowance for doubtful accounts	1,475,000	1,029,000
Accounts receivable, net	$120,448,000	150,967,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Unbilled receivables relate to contracts-in-progress for which revenue has been recognized but we have not yet billed the customer for work performed. We had $118,000 of retainage included in unbilled receivables at both April 30, 2017 and July 31, 2016 and management estimates that substantially all of the total unbilled receivables at April 30, 2017 will be billed and collected within one year. Of the unbilled receivables from commercial and international customers at April 30, 2017 and July 31, 2016, approximately $3,593,000 and $6,070,000, respectively, relates to a large over-the-horizon microwave system contract with our large U.S. prime contractor customer (all of which related to our North African country end-customer).

As of April 30, 2017, the U.S. government (and its agencies) and Verizon Communications Inc. (through various divisions) represented 22.8% and 11.3%, respectively, of total accounts receivable. As of July 31, 2016, except for the U.S. government (and its agencies), which represented 27.9% of total accounts receivable, there were no other customers which accounted for greater than 10.0% of total accounts receivable.

As of July 31, 2016, 10.5% of our total accounts receivable related to our North African country end customers.

(7)    Inventories

Inventories consist of the following at:

	April 30, 2017	July 31, 2016
Raw materials and components	$54,551,000	54,723,000
Work-in-process and finished goods	28,672,000	32,829,000
Total inventories	83,223,000	87,552,000
Less reserve for excess and obsolete inventories	15,886,000	16,198,000
Inventories, net	$67,337,000	71,354,000

As of April 30, 2017 and July 31, 2016, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $2,170,000 and $2,896,000, respectively.

As of April 30, 2017 and July 31, 2016, $1,896,000 and $1,428,000, respectively, of the inventory balance above related to contracts from third party commercial customers who outsource their manufacturing to us.

(8)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	April 30, 2017	July 31, 2016
Accrued wages and benefits	$23,300,000	23,394,000
Accrued legal costs	11,362,000	32,469,000
Accrued warranty obligations	18,223,000	15,362,000
Accrued acquisition-related costs	—	2,119,000
Accrued contract costs	6,240,000	8,348,000
Accrued commissions and royalties	3,118,000	3,473,000
Other	11,601,000	12,869,000
Accrued expenses and other current liabilities	$73,844,000	98,034,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Accrued legal costs as of April 30, 2017 and July 31, 2016 include $7,069,000 and $28,112,000, respectively, related to estimated costs associated with certain TCS intellectual property matters. Accrued legal costs as of April 30, 2017 include amounts payable for two TCS intellectual property matter settlements that have been finalized and an estimate of legal expenses and potential settlement costs related to one unresolved matter. The accrued potential settlement costs do not reflect the final amounts we may actually pay. Ongoing legal costs associated with defending the remaining legacy TCS intellectual property matter and its ultimate resolution could vary and have a material adverse effect on our future consolidated results of operations, financial position or cash flows. TCS intellectual property matters are discussed in more detail in Note (19) - "Legal Proceedings and Other Matters."

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

Accrued warranty obligations include warranty obligations for a TCS 911 call handling software solution that was licensed to customers prior to our acquisition of TCS. In aggregate, $10,216,000 of accrued warranty obligations as of April 30, 2017 related to this contingent liability, net of charges incurred to date. This amount reflects a consideration of contractual obligations as well as an estimate of future costs to resolve software issues.

Changes in our product warranty liability during the nine months ended April 30, 2017 and 2016 were as follows:

	Nine months ended April 30,
	2017	2016
Balance at beginning of period	$15,362,000	8,638,000
Provision for warranty obligations	4,147,000	3,183,000
Adjustment to TCS pre-acquisition contingent liability	4,200,000	154,000
Charges incurred	(5,486,000)	(3,336,000)
Balance at end of period	$18,223,000	8,639,000

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

As of April 30, 2017, the amount of the acquisition-related restructuring reserve is as follows:

Cumulative Activity Through April 30, 2017
Present value of estimated facility exit costs at August 1, 2008	$2,100,000
Cash payments made	(10,191,000)
Cash payments received	8,600,000
Accreted interest recorded	1,791,000
Liability as of April 30, 2017	2,300,000
Amount recorded as accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet	1,497,000
Amount recorded as other liabilities in the Condensed Consolidated Balance Sheet	$803,000

As of July 31, 2016, the present value of the estimated facility exit costs was $3,327,000. During the nine months ended April 30, 2017, we made cash payments of $1,178,000. Interest accreted for the three and nine months ended April 30, 2017 and 2016 was $44,000 and $151,000, respectively, and $68,000 and $216,000, respectively, and is included in interest expense for each respective fiscal period.

Future cash payments associated with our restructuring plan are summarized below:

As of April 30, 2017
Future lease payments to be made	$2,300,000
Interest expense to be accreted in future periods	250,000
Total remaining payments	$2,550,000

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(10)    Secured Credit Facility

On February 23, 2016, in connection with our acquisition of TCS, we entered into a $400,000,000 secured credit facility (the "Secured Credit Facility") with a syndicate of lenders. The Secured Credit Facility comprises a senior secured term loan A facility of $250,000,000 (the “Term Loan Facility”) and a secured revolving loan facility of up to $150,000,000, including a $25,000,000 letter of credit sublimit (the “Revolving Loan Facility”) and, together, with the Term Loan Facility, matures on February 23, 2021. The proceeds of these borrowings were primarily used to finance our acquisition of TCS, including the repayment of certain existing indebtedness of TCS. The Term Loan Facility requires mandatory quarterly repayments. During the nine months ended April 30, 2017, we repaid $7,747,000 principal amount of borrowings under the Term Loan Facility. Under the Revolving Loan Facility, we had outstanding balances ranging from $41,904,000 to $84,904,000 during the nine months ended April 30, 2017. As of April 30, 2017 and July 31, 2016, amounts outstanding under our Secured Credit Facility, net, were as follows:

	April 30, 2017	July 31, 2016
Term Loan Facility	$164,900,000	172,647,000
Less unamortized deferred financing costs related to Term Loan Facility	4,608,000	5,515,000
Term Loan Facility, net	160,292,000	167,132,000
Revolving Loan Facility	65,604,000	83,904,000
Amount outstanding under Secured Credit Facility, net	225,896,000	251,036,000
Less current portion of long-term debt	14,387,000	11,067,000
Non-current portion of long-term debt	$211,509,000	239,969,000

Interest expense, including amortization of deferred financing costs, recorded during the three and nine months ended April 30, 2017 related to the Secured Credit Facility was $2,641,000 and $8,524,000, respectively, and reflects a blended interest rate of approximately 4.83% and 4.80%, respectively. Interest expense, including amortization of deferred financing costs, recorded during both the three and nine months ended April 30, 2016 related to the Secured Credit Facility was $2,981,000 and reflects a blended interest rate of approximately 5.00%.

At April 30, 2017, we had $3,845,000 of standby letters of credit outstanding under our Secured Credit Facility related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

At April 30, 2017, our Secured Credit Facility required that we maintain compliance with various financial covenants including a maximum allowable Leverage Ratio and a minimum required Fixed Charge Coverage Ratio, as such terms were defined. The maximum allowable Leverage Ratio, in simple terms, represented the net difference of Total Indebtedness (excluding unamortized deferred financing costs) less Available Cash (up to $50,000,000) divided by our trailing twelve months ("TTM") Consolidated EBITDA. The definition of Consolidated EBITDA was similar to our Adjusted EBITDA metric (which is fully described in Note (15) - "Segment Information"); however, Adjusted EBITDA was reduced by favorable adjustments to operating income related to the settlements of certain TCS intellectual property matters (which are discussed in Note (19) - "Legal Proceedings and Other Matters"). The minimum required Fixed Charge Coverage Ratio, in simple terms, represented Consolidated EBITDA less cash paid for taxes, capital expenditures and dividends, the result of which was then divided by the sum of scheduled principal debt payments and cash paid for interest, all of the aforementioned calculated on a TTM basis. Further, if we had more than $50,000,000 of cash and cash equivalents for any financial covenant measurement period, the Fixed Charge Coverage Ratio would be calculated without a deduction for cash dividends. For the measurement period ended on April 30, 2017, based on these definitions, our Leverage Ratio was 2.56x TTM Consolidated EBITDA (as compared to a maximum allowable of 3.00x) and our Fixed Charge Coverage Ratio was 2.53x (as compared to a minimum requirement of 1.25x) and we were in full compliance with the terms and conditions of our Secured Credit Facility.

On June 6, 2017, we entered into a First Amendment of the Secured Credit Facility (the “June 2017 Amendment”) that is expected to result in increased operating and acquisition flexibility and simplify the calculations of our financial covenants. The June 2017 Amendment resulted in, among other things, that the:

(i)
Consolidated EBITDA definition will now more closely align with our Adjusted EBITDA metric by eliminating favorable adjustments to operating income related to settlements of TCS intellectual property matters;

(ii)
Leverage Ratio will now be calculated on a “gross” basis using the quotient of Total Indebtedness (excluding unamortized deferred financing costs) divided by our TTM Consolidated EBITDA. The prior Leverage Ratio was calculated on a “net” basis but did not include a reduction for any cash or cash equivalents above $50,000,000;

(iii)
Fixed Charge Coverage Ratio will now include a deduction for all cash dividends, regardless of the amount of our cash and cash equivalents and the related allowable Quarterly Dividend Amount, as defined, will now align with our current quarterly dividend target of $0.10 per common share;

(iv)
Balloon or final payment of the Term Loan Facility, which is not due until February 23, 2021, was reduced by $22,500,000 through increased borrowings from the Revolving Loan Facility, which does not expire until February 23, 2021; and

(v)	Leverage Ratios will be adjusted, in certain conditions, to provide for additional flexibility for us to make acquisitions.

In connection with the June 2017 Amendment, there were no changes to: (i) the committed borrowing capacity; (ii) the maturity date; or (iii) interest rates payable (except that the interest rate pricing grid will now be based on the new Leverage Ratio). Also, the June 2017 Amendment did not result in an extinguishment for accounting purposes (as such term is defined in ASC 470 - “Debt”). As a result, deferred financing costs (including incremental fees for the June 2017 Amendment) will continue to be amortized over the remaining maturity term of the Secured Credit Facility.

The terms and financial covenants of the June 2017 Amendment are retroactive to April 30, 2017. Based on the simplified financial covenant calculations described above, our Leverage Ratio was 3.89x TTM Consolidated EBITDA (as compared to a maximum allowable of 4.25x) and our Fixed Charge Coverage Ratio was 1.70x (as compared to a minimum requirement of 1.25x). Assuming we had reduced the borrowings outstanding under the Term Loan Facility at April 30, 2017 by $22,500,000 using our cash and cash equivalents, our Leverage Ratio, on a pro-forma basis, would have been 3.52x TTM Consolidated EBITDA for the measurement period ended on April 30, 2017. Based on the aforementioned, we were in full compliance with the retroactive terms and financial covenants in our Secured Credit Facility, as amended.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

For our fourth quarter of fiscal 2017, the maximum allowable Leverage Ratio will decrease to 3.75x TTM Consolidated EBITDA. In fiscal 2018, such ratio will decrease further each quarter until reaching 3.00x TTM Consolidated EBITDA in the fourth quarter of fiscal 2018, with no further reductions thereafter. The minimum required Fixed Charge Coverage Ratio of 1.25x will not change for the remaining term of the Secured Credit Facility. Given our expected future business performance, we anticipate maintaining compliance with the terms and financial covenants in our Secured Credit Facility, as amended, for the foreseeable future.

The obligations under the Secured Credit Facility, as amended, are guaranteed by certain of our domestic subsidiaries (the “Subsidiary Guarantors”). As collateral security for amounts outstanding under our Secured Credit Facility, as amended, and the guarantees thereof, we and our Subsidiary Guarantors have granted to an administrative agent, for the benefit of the lenders, a lien on, and first priority security interest in, substantially all of our tangible and intangible assets.

Capitalized terms used but not defined herein have the meanings set forth for such terms in the Secured Credit Facility, dated as of February 23, 2016, and the First Amendment of the Secured Credit Facility, dated as of June 6, 2017, both of which have been documented and filed with the SEC.

(11)    Capital Lease Obligations

We lease certain equipment under capital leases, the majority of which we assumed in connection with our acquisition of TCS. As of April 30, 2017 and July 31, 2016, the net book value of the leased assets which collateralize the capital lease obligations was $6,347,000 and $8,698,000, respectively, and consisted primarily of machinery and equipment. As of April 30, 2017, our capital lease obligations reflect a blended interest rate of approximately 5.5%. Our capital leases generally contain provisions whereby we can purchase the equipment at the end of the lease for a one dollar buyout. Depreciation of leased assets is included in depreciation expense.

Future minimum payments under capital lease obligations consisted of the following at April 30, 2017:

Remainder of fiscal 2017	$918,000
Fiscal 2018	2,473,000
Fiscal 2019	1,469,000
Fiscal 2020	304,000
Fiscal 2021 and beyond	—
Total minimum lease payments	5,164,000
Less: amounts representing interest	290,000
Present value of net minimum lease payments	4,874,000
Current portion of capital lease obligations	2,689,000
Non-current portion of capital lease obligations	$2,185,000

(12)    Income Taxes

At April 30, 2017 and July 31, 2016, total unrecognized tax benefits were $8,654,000 and $9,171,000, respectively, including interest of $81,000 and $63,000, respectively. At April 30, 2017 and July 31, 2016, $2,502,000 and $2,992,000, respectively, of our unrecognized tax benefits were recorded as non-current income taxes payable in our Condensed Consolidated Balance Sheets. At April 30, 2017 and July 31, 2016, the remaining unrecognized tax benefits of $6,152,000 and $6,179,000, respectively, were recorded on our Condensed Consolidated Balance Sheets in non-current deferred tax liabilities (as an offset to the associated deferred tax asset). Of the total unrecognized tax benefits at April 30, 2017 and July 31, 2016, $7,679,000 and $8,261,000, respectively, net of the reversal of the Federal tax benefit recognized as a deferred tax asset relating to state tax reserves, excluding interest, would positively impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our condensed consolidated financial statements. Our policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

During the nine months ended April 30, 2017, we reached an effective settlement with the Internal Revenue Service (“IRS”) relating to its audit of our Federal income tax return for fiscal 2014. This effective settlement did not have a material impact on our results of operations. Our Federal income tax returns for fiscal 2015 and 2016 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2012 are subject to audit. TCS’s Federal income tax returns for tax years 2013 through 2015 and the tax period from January 1, 2016 to February 23, 2016 are subject to potential future IRS audit. None of TCS’s state income tax returns prior to calendar year 2012 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our condensed consolidated results of operations and financial condition.

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

As of April 30, 2017, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 7,671,924 shares (net of 3,670,231 expired and canceled awards), of which an aggregate of 5,206,985 have been exercised or converted into common stock.

As of April 30, 2017, the following stock-based awards, by award type, were outstanding:

Stock options	1,900,975
Performance shares	252,089
RSUs and restricted stock	304,116
Share units	7,759
Total	2,464,939

Our ESPP provides for the issuance of up to 800,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance. Through April 30, 2017, we have cumulatively issued 684,066 shares of our common stock to participating employees in connection with our ESPP.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended April 30,		Nine months ended April 30,
	2017	2016	2017	2016
Cost of sales	$56,000	70,000	162,000	233,000
Selling, general and administrative expenses	862,000	875,000	2,591,000	2,630,000
Research and development expenses	73,000	96,000	227,000	303,000
Stock-based compensation expense before income tax benefit	991,000	1,041,000	2,980,000	3,166,000
Estimated income tax benefit	(349,000)	(391,000)	(1,051,000)	(1,103,000)
Net stock-based compensation expense	$642,000	650,000	1,929,000	2,063,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At April 30, 2017, unrecognized stock-based compensation of $7,756,000, net of estimated forfeitures of $705,000, is expected to be recognized over a weighted average period of 2.9 years. Total stock-based compensation capitalized and included in ending inventory at both April 30, 2017 and July 31, 2016 was $51,000. There are no liability-classified stock-based awards outstanding as of April 30, 2017 or July 31, 2016.

Stock-based compensation expense, by award type, is summarized as follows:

	Three months ended April 30,		Nine months ended April 30,
	2017	2016	2017	2016
Stock options	$368,000	591,000	1,000,000	1,803,000
Performance shares	361,000	369,000	1,227,000	1,093,000
RSUs and restricted stock	221,000	46,000	633,000	152,000
ESPP	41,000	35,000	120,000	118,000
Stock-based compensation expense before income tax benefit	991,000	1,041,000	2,980,000	3,166,000
Estimated income tax benefit	(349,000)	(391,000)	(1,051,000)	(1,103,000)
Net stock-based compensation expense	$642,000	650,000	1,929,000	2,063,000

ESPP stock-based compensation expense primarily relates to the 15% discount offered to participants in the ESPP.

The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability in our Condensed Consolidated Balance Sheet as of April 30, 2017. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The following table reconciles the actual income tax benefit recognized for tax deductions relating to the settlement of stock-based awards to the excess income tax benefit reported as a cash flow from financing activities in our Condensed Consolidated Statements of Cash Flows:

	Nine months ended April 30,
	2017	2016
Actual income tax benefit recorded for the tax deductions relating to the settlement of stock-based awards	$352,000	150,000
Less: Tax benefit initially recognized on settled stock-based awards vesting subsequent to the adoption of accounting standards that require us to expense stock-based awards	274,000	127,000
Excess income tax benefit from settled equity-classified stock-based awards recorded as an increase to additional paid-in capital and reported as a cash inflow from financing activities in our Condensed Consolidated Statements of Cash Flows	$78,000	23,000

As of April 30, 2017 and July 31, 2016, the amount of hypothetical tax benefits related to stock-based awards, recorded as a component of additional paid-in capital, was $16,347,000 and $16,937,000, respectively. These amounts represent the initial hypothetical tax benefit of $8,593,000 determined upon adoption of FASB ASC 718 (which reflects our estimate of cumulative actual tax deductions for awards issued and settled prior to August 1, 2005), adjusted for actual excess income tax benefits or shortfalls since that date. During the nine months ended April 30, 2017 and 2016, we recorded $590,000 and $81,000, respectively, of a reduction to additional paid-in capital and accumulated hypothetical tax benefits, which represent net income tax shortfalls recognized from the settlement of stock-based awards and the reversal of unrealized deferred tax assets associated with certain vested equity-classified stock-based awards that expired during each of the respective periods.

Stock Options
The following table summarizes the Plan's activity during the nine months ended April 30, 2017:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2016	2,256,679	$28.87
Expired/canceled	(118,505)	27.34
Outstanding at October 31, 2016	2,138,174	28.96
Expired/canceled	(227,598)	32.06
Outstanding at January 31, 2017	1,910,576	28.59
Expired/canceled	(9,601)	26.11
Outstanding at April 30, 2017	1,900,975	$28.60	5.76	$—

Exercisable at April 30, 2017	1,173,564	$28.54	4.96	$—

Vested and expected to vest at April 30, 2017	1,847,340	$28.60	5.72	$—

Stock options outstanding as of April 30, 2017 have exercise prices ranging from $20.90 to $33.94. There were no stock options granted or exercised during the nine months ended April 30, 2017. Stock options granted during the three and nine months ended April 30, 2016 had exercise prices equal to the fair market value of our common stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years. The total intrinsic value relating to stock options exercised during the nine months ended April 30, 2016 was $32,000.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

During the nine months ended April 30, 2016, at the election of certain holders of vested stock options, 19,200 stock options were net settled upon exercise, which resulted in the issuance of 706 net shares of our common stock after reduction of shares retained to satisfy the exercise price and minimum statutory tax withholding requirements. As there were no exercises during the nine months ended April 30, 2017, there were no net settlements of stock options or the related issuance of common stock during the respective period.

The estimated per-share weighted average grant-date fair value of stock options granted during the three and nine months ended April 30, 2016 was $3.95 and $5.55, respectively, which was determined using the Black-Scholes option pricing model, and included the following weighted average assumptions:

	Three months ended	Nine months ended
	April 30, 2016	April 30, 2016
Expected dividend yield	5.58%	4.42%
Expected volatility	35.80%	34.39%
Risk-free interest rate	1.39%	1.53%
Expected life (years)	5.04	5.15

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

Performance Shares, RSUs, Restricted Stock and Share Unit Awards
The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2016	217,213	$28.32
Granted	418,684	13.10
Converted to common stock	(38,706)	14.75
Forfeited	(5,155)	25.10
Outstanding at October 31, 2016	592,036	17.80
Granted	2,632	11.40
Converted to common stock	(19,866)	29.41
Forfeited	(6,826)	19.65
Outstanding at January 31, 2017	567,976	17.34
Granted	5,836	11.04
Forfeited	(9,848)	13.64
Outstanding at April 30, 2017	563,964	$17.34	$7,901,000

Vested at April 30, 2017	35,400	$26.94	$496,000

Vested and expected to vest at April 30, 2017	540,161	$17.34	$7,568,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

There were no fully-vested awards converted into our common stock during the three months ended April 30, 2017 and 2016. The total intrinsic value relating to fully-vested awards converted into our common stock during the nine months ended April 30, 2017 and 2016 was $633,000 and $275,000, respectively. Performance shares granted to employees prior to fiscal 2014 generally vest over a 5.3 year period, beginning on the date of grant once pre-established performance goals were attained, and are convertible into shares of our common stock at the time of vesting, on a one-for-one basis for no cash consideration. The performance shares granted to employees since fiscal 2014 principally vest over a three-year performance period, if pre-established performance goals are attained or as specified pursuant to the Plan and related agreements. As of April 30, 2017, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level.

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

Share units are vested when issued and are convertible into shares of our common stock generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain circumstances. Cumulatively through April 30, 2017, 744 share units granted have been converted into common stock.

The fair value of performance shares, RSUs, restricted stock and share units is determined using the closing market price of our common stock on the date of grant, less the present value of any estimated future dividend equivalents such awards are not entitled to receive. RSUs and performance shares granted in fiscal 2012 are not entitled to dividend equivalents. RSUs, performance shares and restricted stock granted in fiscal 2013 through fiscal 2017 are entitled to dividend equivalents unless forfeited before vesting occurs; however, performance shares granted in fiscal 2013 were not entitled to such dividend equivalents until our Board of Directors determined that the pre-established performance goals were met. Share units granted prior to fiscal 2014 are not entitled to dividend equivalents. Share units granted in fiscal 2014 and thereafter are entitled to dividend equivalents while the underlying shares are unissued.

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of conversion of the underlying shares into our common stock. During the nine months ended April 30, 2017, we accrued $228,000 of dividend equivalents and paid out $164,000. Such amounts were recorded as a reduction to retained earnings. As of April 30, 2017 and July 31, 2016, accrued dividend equivalents were $521,000 and $457,000, respectively.

Cash payments to remit employees' minimum statutory tax withholding requirements related to the net settlement of stock-based awards for the nine months ended April 30, 2017 and 2016 were $244,000 and $74,000, respectively, which is reported as a cash outflow from operating activities in the accrued expenses and other current liabilities line item in our Condensed Consolidated Statements of Cash Flows for each respective period.

(14)    Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended April 30,		Nine months ended April 30,
	2017	2016	2017	2016
United States
U.S. government	32.0%	41.9%	33.1%	41.8%
Domestic	41.3%	35.2%	37.9%	26.0%
Total United States	73.3%	77.1%	71.0%	67.8%

International	26.7%	22.9%	29.0%	32.2%
Total	100.0%	100.0%	100.0%	100.0%

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Sales to U.S. government customers include the Department of Defense ("DoD") and intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to U.S. state and local governments.

International sales for the three months ended April 30, 2017 and 2016 (which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers) were $34,131,000 and $28,417,000, respectively. International sales for the nine months ended April 30, 2017 and 2016 (which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers) were $116,588,000 and $83,401,000, respectively.

For the three and nine months ended April 30, 2017 and 2016, except for the U.S. government, no other customer or individual country (including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country) represented more than 10% of consolidated net sales.

(15)    Segment Information

Reportable operating segments are determined based on Comtech’s management approach. The management approach, as defined by FASB ASC 280 "Segment Reporting" is based on the way that the chief operating decision-maker ("CODM") organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. Our CODM, for purposes of FASB ASC 280, is our Chief Executive Officer and President.

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

Our Government Solutions segment serves large U.S. and foreign government end-users that require mission critical technologies and systems. Government solutions products include command and control technologies (such as remote sensing tracking systems, rugged solid state drives, land mobile products and quick deploy satellite systems), troposcatter technologies systems (such as digital troposcatter multiplexers, digital over-the-horizon modems, troposcatter systems and frequency converter systems) and RF power and switching technologies products (such as solid-state high-power narrow and broadband amplifiers, enhanced position location reporting system ("EPLRS") amplifier assemblies, identification friend or foe amplifiers and amplifiers used in the counteraction of improvised explosive devices).

Our CODM primarily uses a metric that we refer to as Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") to measure an operating segment’s performance and to make decisions about resources to be allocated. Our Adjusted EBITDA metric does not consider any allocation of the following: income taxes, interest income and other expense, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, acquisition plan expenses, lower than estimated losses associated with the settlement of TCS intellectual property matters or strategic alternatives analysis expenses and other. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Adjusted EBITDA is used by management in assessing the Company's operating results. Although closely aligned, the Company's definition of Adjusted EBITDA is different than the Consolidated EBITDA (as such term is defined in our Secured Credit Facility) utilized for financial covenant calculations and also may differ from the definition of Adjusted EBITDA used by other companies (including TCS prior to our acquisition) and, therefore, may not be comparable to similarly titled measures used by other companies.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Operating segment information, along with a reconciliation of segment net income (loss) and consolidated net income (loss) to Adjusted EBITDA is presented in the tables below:

	Three months ended April 30, 2017
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$79,409,000	48,383,000	—	$127,792,000
Operating income	$8,633,000	1,313,000	204,000	$10,150,000

Net income (loss)	$8,506,000	1,314,000	(5,403,000)	$4,417,000
Provision for income taxes	27,000	—	2,857,000	2,884,000
Interest (income) and other expense	51,000	—	37,000	88,000
Interest expense	49,000	(1,000)	2,713,000	2,761,000
Amortization of stock-based compensation	—	—	991,000	991,000
Amortization of intangibles	4,425,000	1,043,000	—	5,468,000
Depreciation	2,425,000	752,000	355,000	3,532,000
Settlement of intellectual property litigation	—	—	(2,041,000)	(2,041,000)
Adjusted EBITDA	$15,483,000	3,108,000	(491,000)	$18,100,000

Purchases of property, plant and equipment	$1,893,000	179,000	4,000	$2,076,000
Total assets at April 30, 2017	$619,215,000	184,764,000	59,779,000	$863,758,000

	Three months ended April 30, 2016
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$71,985,000	52,202,000	—	$124,187,000
Operating income (loss)	$6,560,000	5,629,000	(25,586,000)	$(13,397,000)

Net income (loss)	$6,437,000	5,634,000	(26,426,000)	$(14,355,000)
Provision for (benefit from) income taxes	2,000	—	(2,512,000)	(2,510,000)
Interest (income) and other expense	53,000	(5,000)	(53,000)	(5,000)
Interest expense	68,000	—	3,405,000	3,473,000
Amortization of stock-based compensation	—	—	1,041,000	1,041,000
Amortization of intangibles	3,622,000	1,154,000	—	4,776,000
Depreciation	2,130,000	647,000	305,000	3,082,000
Acquisition plan expenses	—	—	16,960,000	16,960,000
Adjusted EBITDA	$12,312,000	7,430,000	(7,280,000)	$12,462,000

Purchases of property, plant and equipment	$1,119,000	142,000	339,000	$1,600,000
Long-lived assets acquired in connection with the TCS acquisition	$353,729,000	76,681,000	4,359,000	$434,769,000
Total assets at April 30, 2016	$616,247,000	209,278,000	77,803,000	$903,328,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Nine months ended April 30, 2017
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$237,690,000	164,916,000	—	$402,606,000
Operating income (loss)	$17,595,000	6,151,000	(1,475,000)	$22,271,000

Net income (loss)	$17,249,000	6,179,000	(14,915,000)	$8,513,000
Provision for income taxes	185,000	—	4,623,000	4,808,000
Interest (income) and other expense	(11,000)	(26,000)	49,000	12,000
Interest expense	172,000	(2,000)	8,768,000	8,938,000
Amortization of stock-based compensation	—	—	2,980,000	2,980,000
Amortization of intangibles	13,274,000	4,281,000	—	17,555,000
Depreciation	7,441,000	2,255,000	1,153,000	10,849,000
Settlement of intellectual property litigation	—	—	(12,020,000)	(12,020,000)
Adjusted EBITDA	$38,310,000	12,687,000	(9,362,000)	$41,635,000

Purchases of property, plant and equipment	$5,540,000	602,000	81,000	$6,223,000
Total assets at April 30, 2017	$619,215,000	184,764,000	59,779,000	$863,758,000

	Nine months ended April 30, 2016
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$165,657,000	92,970,000	—	$258,627,000
Operating income (loss)	$14,048,000	15,389,000	(37,477,000)	$(8,040,000)

Net income (loss)	$13,635,000	15,409,000	(39,484,000)	$(10,440,000)
Provision for (benefit from) income taxes	94,000	—	(1,088,000)	(994,000)
Interest (income) and other expense	103,000	(20,000)	(310,000)	(227,000)
Interest expense	216,000	—	3,405,000	3,621,000
Amortization of stock-based compensation	—	—	3,166,000	3,166,000
Amortization of intangibles	6,194,000	1,154,000	—	7,348,000
Depreciation	4,568,000	1,189,000	321,000	6,078,000
Acquisition plan expenses	—	—	20,689,000	20,689,000
Adjusted EBITDA	$24,810,000	17,732,000	(13,301,000)	$29,241,000

Purchases of property, plant and equipment	$2,067,000	642,000	354,000	$3,063,000
Long-lived assets acquired in connection with the TCS acquisition	$353,729,000	76,681,000	4,359,000	$434,769,000
Total assets at April 30, 2016	$616,247,000	209,278,000	77,803,000	$903,328,000

Unallocated expenses result from corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs. In addition, during fiscal 2017, unallocated expenses also reflect the favorable adjustments to operating income related to the settlement of certain legacy TCS intellectual property matters. During fiscal 2016, unallocated expenses include acquisition plan expenses, most of which related to the February 23, 2016 acquisition of TCS.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Interest expense for the three and nine months ended April 30, 2017 includes $2,641,000 and $8,524,000, respectively, related to our Secured Credit Facility. Interest expense for both the three and nine months ended April 30, 2016 includes $2,981,000 related to our Secured Credit Facility. Such interest expense includes the amortization of deferred financing costs. See Note (10) - “Secured Credit Facility,” for further discussion of such debt.

Intersegment sales for the three months ended April 30, 2017 and 2016 by the Commercial Solutions segment to the Government Solutions segment were $2,812,000 and $2,198,000, respectively. Intersegment sales for the nine months ended April 30, 2017 and 2016 by the Commercial Solutions segment to the Government Solutions segment were $9,297,000 and $4,082,000, respectively. There were nominal sales by the Government Solutions segment to the Commercial Solutions segment for these periods.

Unallocated assets at April 30, 2017 consist principally of cash and cash equivalents, income taxes receivable, corporate property, plant and equipment and deferred financing costs. Substantially all of our long-lived assets are located in the U.S. and all intersegment sales are eliminated in consolidation and are excluded from the tables above.

(16)    Goodwill

The following table represents the amount of goodwill by reportable operating segment, including the changes in the net carrying value of goodwill during the nine months ended April 30, 2017:

	Commercial Solutions	Government Solutions	Total
Balance as of July 31, 2016	$229,273,000	58,345,000	$287,618,000
Changes resulting from TCS acquisition	2,167,000	848,000	3,015,000
Balance as of April 30, 2017	$231,440,000	59,193,000	$290,633,000

See Note (2) - “Acquisition” for further discussion of the TCS acquisition.
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

Based on year-to-date performance and our business outlook, both our Commercial Solutions and Government Solutions reporting units are not expected to achieve the level of net sales or earnings before interest, taxes, depreciation and amortization for fiscal 2017 that were assumed for purposes of our August 1, 2016 impairment test. Nevertheless, we have experienced: (i) higher than expected gross margins in our Commercial Solutions reporting unit, which benefited this reporting unit’s cash flow projections for fiscal 2017; (ii) an improvement in overall working capital requirements that we believe is sustainable for both our reporting units and which results in a benefit to both reporting units' cash flow projections for fiscal 2017 and beyond; and (iii) an increase in our total public market capitalization since August 1, 2016. Furthermore, the carrying value of assets for each reporting unit has significantly declined due to the amortization of finite lived intangible assets. Accordingly, we continue to believe that our long-term financial goals will be achieved. As a result of the aforementioned items, no events or circumstances indicating the potential for goodwill impairment were identified during the three months ended April 30, 2017.

However, it is possible that, during the remainder of fiscal 2017 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, or our common stock price could decline. A significant decline in our customers' spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform an interim Step One goodwill impairment test during the remainder of fiscal 2017 or beyond. If assumed net sales and cash flow projections are not achieved or our common stock price significantly declines from current levels, our Commercial Solutions and Government Solutions reporting units could be at risk of failing Step One of the goodwill impairment test and goodwill and intangibles assigned to the respective reporting units could be impaired.

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2017 (the start of our fiscal 2018). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangible assets with finite lives when an event occurs indicating the potential for impairment. We believe that the carrying values of our net intangible assets were recoverable as of April 30, 2017. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(17)    Intangible Assets

Intangible assets with finite lives are as follows:

	As of April 30, 2017
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.3	$249,831,000	38,567,000	$211,264,000
Technologies	12.3	82,370,000	47,182,000	35,188,000
Trademarks and other	16.4	28,894,000	8,207,000	20,687,000
Total		$361,095,000	93,956,000	$267,139,000

	As of July 31, 2016
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.3	$249,831,000	28,497,000	$221,334,000
Technologies	12.3	82,370,000	42,860,000	39,510,000
Trademarks and other	16.3	28,894,000	5,044,000	23,850,000
Total		$361,095,000	76,401,000	$284,694,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the three months ended April 30, 2017 and 2016 was $5,468,000 and $4,776,000, respectively. Amortization expense for the nine months ended April 30, 2017 and 2016 was $17,555,000 and $7,348,000, respectively.

Intangible assets at April 30, 2017, and the associated amortization expense for the three and nine months ended April 30, 2017 and 2016, include the impact of the TCS acquisition which closed on February 23, 2016 and which is further discussed in Note (2) - "Acquisition."

The estimated amortization expense consists of the following for the fiscal years ending July 31,:

2017	$22,823,000
2018	21,075,000
2019	17,155,000
2020	17,155,000
2021	16,196,000

(18)    Stockholders’ Equity

Sale of Common Stock
In June 2016, the Company sold 7,145,000 shares of its common stock in a public offering at a price to the public of $14.00 per share, resulting in proceeds to the Company of $95,029,000, net of underwriting discounts and commissions. As of April 30, 2017 and June 7, 2017, an aggregate registered amount of $74,970,000 under the Company's existing Shelf Registration Statement filed with the SEC remains available for sale of various types of securities, including debt.

Stock Repurchase Program
As of April 30, 2017 and June 7, 2017, we were authorized to repurchase up to an additional $8,664,000 of our common stock, pursuant to our current $100,000,000 stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. There were no repurchases made during the nine months ended April 30, 2017 or 2016.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Dividends
Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount that was established by our Board of Directors. On October 6, 2016, our Board of Directors declared a dividend of $0.30 per common share, which was paid on November 22, 2016. On both December 7, 2016 and March 8, 2017, our Board of Directors declared a dividend of $0.10 per common share, which were paid on February 17, 2017 and May 18, 2017, respectively. On June 7, 2017, our Board of Directors declared a dividend of $0.10 per common share, payable on August 18, 2017 to stockholders of record at the close of business on July 17, 2017.

Future dividends remain subject to compliance with financial covenants under our Secured Credit Facility as well as Board approval.

(19)    Legal Proceedings and Other Matters

Legacy TCS Intellectual Property Matter - Vehicle IP
In December 2009, Vehicle IP, LLC ("Vehicle IP") filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware (the "District Court"), seeking monetary damages, fees and expenses and other relief from, among others, our customer Verizon Wireless ("Verizon"), based on the VZ Navigator product, and TCS is defending Verizon against Vehicle IP. In 2013, the District Court granted the defendants’ motion for summary judgment on the basis that the products in question did not infringe plaintiff’s patent. Plaintiff appealed that decision and, in 2014, the U.S. Court of Appeals for the Federal Circuit reversed the District Court's claim construction, overturned the District Court's grant of summary judgment of noninfringement, and remanded the case for further proceedings. Fact discovery and expert discovery has closed. Substantive settlement conversations have occurred but, to date, the parties have been unable to reach a settlement. As discussed in Note (8) - “Accrued Expenses and Other Current Liabilities," we have accrued certain legal and settlement costs related to the Vehicle IP matter. The accrued settlement costs related to this matter do not reflect the final amounts we actually may pay, if any.

On May 30, 2017, we received positive news that the District Court issued a supplemental claim construction order in our favor. As a result, the Plaintiff agreed to file a joint status report to the District Court that requested that the District Court cancel the trial date (which is currently scheduled for July 2017) as the parties expect to enter a stipulation that the defendants’ accused products do not infringe Vehicle IP’s patent under the District Court’s current revised construction of the disputed patent claim term.

Following entry of such stipulation of noninfringement, we believe that Vehicle IP will appeal the related claim construction for which an appellate ruling may take a year or so to be issued. If the District Court's current claim construction is ultimately upheld at the appellate level, it is possible that we may not have to go to trial or pay any monetary damages.

Ongoing legal expenses associated with defending this matter and its ultimate resolution could vary and have a material adverse effect on our consolidated results of operations, financial position or cash flows in future periods.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Final Settlements of Certain TCS Intellectual Property Matters and Mississippi Lawsuit
During the nine months ended April 30, 2017, we entered into final settlements of certain legacy TCS intellectual property matters and a separate lawsuit filed in Mississippi. The settlement of these matters and their impact on our condensed consolidated financial statements are described below:

TracBeam - On January 30, 2017, we entered into a final settlement of a legacy TCS patent infringement litigation matter which resulted in a lower loss than originally estimated. The final settlement resolved litigation in the U.S. District Court for the Eastern District of Texas (“Eastern District Court”) in which TracBeam, LLC ("TracBeam") asserted a patent infringement claim and sought damages, fees and expenses and other relief from, among others, TCS’s customers T-Mobile US, Inc. and T-Mobile USA, Inc. (together, "T-Mobile"), based on the defendants’ E911 service and locator products. TCS was defending T-Mobile against TracBeam.The final settlement required that we make two cash payments, one of which occurred during the three months ended April 30, 2017 with a final payment made in our fourth quarter of fiscal 2017. On a GAAP basis, the final settlement resulted in a favorable $9,979,000 contribution, net of estimated legal fees, to operating income for the second quarter of fiscal 2017. In addition to the final settlement, during our third quarter of fiscal 2017, TCS settled its claims against a prior owner of the TCS assets that were the subject of the TracBeam infringement claim and we received cash settlement proceeds that were recorded as a reduction of selling, general and administrative expenses during the third quarter of fiscal 2017. As a result, our total net cash outflow related to the final resolution of the entire TracBeam matter was immaterial.

CallWave - In 2012, CallWave Communication LLC ("CallWave") brought a patent infringement lawsuit in the U.S. District Court for the District of Delaware seeking damages, fees and expenses and other relief from, among others, Verizon Wireless and certain of its affiliates (collectively, "Verizon"), based on Verizon's VZ Family Locator and VZ Navigator products, and TCS had previously agreed to indemnify Verizon subject to certain conditions. During the third quarter of fiscal 2017, a final settlement was entered into between TCS and CallWave and, on a GAAP basis, the resolution of this matter resulted in a favorable $2,041,000 contribution, net of estimated legal fees, to operating income for the third quarter of fiscal 2017. Cash payments related to this final settlement are immaterial and principally occurred during the three months ended April 30, 2017.

Mississippi Lawsuit - A family in Mississippi sued Verizon Wireless in June 2016 and TCS in July 2016 in the U.S. District Court for the Southern District of Mississippi, for damages resulting from allegations that their 911 calls were improperly routed during an emergency. Both TCS and Verizon denied the allegations. During the third quarter of fiscal 2017, a final settlement was reached on terms that had no impact on our condensed consolidated financial statements and the case was dismissed.

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

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include, among other things: the possibility that the expected synergies from the acquisition of TeleCommunication Systems, Inc. ("TCS") will not be fully realized, or will not be realized within the anticipated time period; the possibility of disruption from the acquisition, making it more difficult to maintain business and operational relationships or retain key personnel; the risk that Comtech will be unsuccessful in implementing a tactical shift in its Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for its niche products with higher margins; the nature and timing of receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements, including the risks associated with Comtech's recent launch of its new HeightsTM Dynamic Network Access Technology ("HEIGHTS"); changing customer demands; changes in prevailing economic and political conditions; changes in the price of oil in global markets; changes in foreign currency exchange rates; risks associated with Comtech's and TCS's legacy legal proceedings, customer claims for indemnification, and other similar matters; risks associated with our obligations under our Secured Credit Facility, as amended; risks associated with our large contracts; and other factors described in this and our other filings with the Securities and Exchange Commission (“SEC”).

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

Upon closing the acquisition of TCS on February 23, 2016, we immediately implemented our acquisition integration plan which includes fully integrating TCS into our business model to achieve cost synergies. We have completed our acquisition integration plan and have achieved synergies related to reductions in public company costs, reduced spending on maintaining multiple information technology systems and increased operating efficiencies throughout the combined company.

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

Given the full integration of TCS into our business and the joint marketing of our products, historical sales patterns and mix trends are becoming less relevant. As a result, period-to-period comparisons of sales, margins, operating income and Adjusted EBITDA contributions between TCS and Comtech legacy products will not be meaningful.

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

Index

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

We also derive a portion of our revenues for advanced communication solutions from contracts and purchase orders where revenue is recorded on delivery of products or performance of services. Such revenues are recognized in accordance with the authoritative guidance contained in FASB ASC 605-25, "Revenue Recognition - Multiple Deliverable Revenue Arrangements" ("FASB ASC 605-25") and, as applicable, FASB ASC 605-20 "Revenue Recognition - Services" ("FASB ASC 605-20") and Accounting Standards Update ("ASU") 2009-14 (FASB ASC Topic 985) "Certain Revenue Arrangements That Include Software Elements." Revenue recognition for multiple-element arrangements requires judgment to determine if multiple elements exist, whether elements can be accounted for as separate units of accounting, and if so, the fair value for each of the elements. In summary, we recognize revenue for each separate unit of accounting when the applicable revenue recognition criteria for each element have been met. We allocate revenue to each separate unit of accounting in a multi-element arrangement based on the relative fair value of each element, using vendor-specific objective evidence ("VSOE") of their fair values, if available. VSOE is generally determined based on the price charged when an element is sold separately. In the absence of VSOE of fair value, the fee is allocated among each element based on third-party evidence ("TPE") of fair value, which is determined based on competitor pricing for similar deliverables when sold separately. When we are unable to establish fair value using VSOE or TPE, we use estimated selling price ("ESP") to allocate value to each element. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold separately. We determine ESP for deliverables by considering multiple factors including, but not limited to, prices we charge for similar offerings, market conditions, competitive landscape, and pricing practices. For multiple element arrangements that contain only software and software-related elements, we allocate the fees to each element based on the VSOE of fair value of each element. Due to the nature of some of the agreements it may be difficult to establish VSOE of separate elements of an agreement; in these circumstances the appropriate recognition of revenue may require the use of judgment based on the particular facts and circumstances.

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

Impairment of Goodwill and Other Intangible Assets.  As of April 30, 2017, total goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $290.6 million (of which $231.4 million relates to our Commercial Solutions segment and $59.2 million relates to our Government Solutions segment). Additionally, as of April 30, 2017, intangible assets recorded on our Condensed Consolidated Balance Sheet aggregated $267.1 million (of which $221.1 million relates to our Commercial Solutions segment and $46.0 million relates to our Government Solutions segment). Each of our two operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

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

Based on our quantitative evaluation, we determined that our Commercial Solutions and Government Solutions reporting units had estimated fair values in excess of their carrying values of at least 11.8% and 40.5%, respectively, and concluded that our goodwill was not impaired. As such, we did not perform a Step Two assessment and concluded that neither of our two reporting units was at risk of failing the Step One test as prescribed under the FASB ASC. However, in order to sensitize our goodwill impairment test, we performed a second analysis using only the income approach and concluded that neither reporting units' goodwill was impaired. Under the second analysis, if we do not achieve assumed net sales and cash flow projections in future periods, our Commercial Solutions reporting unit's goodwill would be at risk of impairment. Based on year-to-date performance and our business outlook, both our Commercial Solutions and Government Solutions reporting units are not expected to achieve the level of net sales or earnings before interest, taxes, depreciation and amortization for fiscal 2017 that were assumed for purposes of our August 1, 2016 impairment test. Nevertheless, we have experienced: (i) higher than expected gross margins in our Commercial Solutions reporting unit, which benefited this reporting unit’s cash flow projections for fiscal 2017; (ii) an improvement in overall working capital requirements that we believe is sustainable for both our reporting units and which results in a benefit to both reporting units' cash flow projections for fiscal 2017 and beyond; and (iii) an increase in our total public market capitalization since August 1, 2016. Furthermore, the carrying value of assets for each reporting unit has significantly declined due to the amortization of finite lived intangible assets. Accordingly, we continue to believe that our long-term financial goals will be achieved. As a result of the aforementioned items, no events or circumstances indicating the potential for goodwill impairment were identified during the three months ended April 30, 2017.

Index

However, it is possible that, during the remainder of fiscal 2017 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate or our common stock price could decline. A significant decline in our customers' spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform an interim Step One goodwill impairment test during the remainder of fiscal 2017 or beyond. If assumed net sales and cash flow projections are not achieved or our common stock price significantly declines from current levels, our Commercial Solutions and Government Solutions reporting units could be at risk of failing Step One of the goodwill impairment test and goodwill and intangibles assigned to the respective reporting units could be impaired.

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2017 (the start of our fiscal 2018). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangible assets with finite lives when an event occurs indicating the potential for impairment. We believe that the carrying values of our net intangible assets were recoverable as of April 30, 2017. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

There exist inherent risks and uncertainties in estimating warranty expenses, particularly on larger or longer-term contracts. In August 2016, AT&T, a distributor of a small TCS product line that we refer to as our 911 call handling software solution, informed us that they do not believe TCS met certain contractual specifications related to performance and usability and had requested a refund of certain payments made by them as well as provide them with software changes at no additional cost. TCS has also sold this software to other customers. Our Condensed Consolidated Balance Sheet as of April 30, 2017 includes accrued costs of $10.2 million related to this contingent liability, net of charges incurred to date. This amount reflects a consideration of contractual obligations as well as an estimate of future costs to resolve software issues.

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

Significant judgment is required in determining income tax provisions and tax positions. We may be challenged upon review by the applicable taxing authority and positions taken by us may not be sustained. We recognize all or a portion of the benefit of income tax positions only when we have made a determination that it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position and other factors. For tax positions that are determined as more likely than not to be sustained upon examination, the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The development of valuation allowances for deferred tax assets and reserves for income tax positions requires consideration of timing and judgments about future taxable income, tax issues and potential outcomes, and are subjective critical estimates. A portion of our deferred tax assets consist of federal net operating losses and federal research and experimentation tax credit carryforwards, most of which was acquired in connection with our acquisition of TCS. No valuation allowance has been established on these deferred tax assets based on our evaluation that our ability to realize such assets has met the criteria of “more likely than not.” We continuously evaluate additional facts representing positive and negative evidence in determining our ability to realize these deferred tax assets. In certain circumstances, the ultimate outcome of exposures and risks involves significant uncertainties. If actual outcomes differ materially from these estimates, they could have a material impact on our results of operations and financial condition.

Index

During the first quarter of fiscal 2017, we reached an effective settlement with the IRS relating to its audit of our federal income tax return for fiscal 2014. This effective settlement did not have a material impact on our results of operations. Our federal income tax returns for fiscal 2015 and 2016 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2012 are subject to audit. TCS's federal income tax returns for tax years 2013 through 2015 and the tax period from January 1, 2016 to February 23, 2016 are subject to potential future IRS audit. None of TCS's state income tax returns prior to calendar year 2012 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our results of operations and financial condition.

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

Index

Business Outlook for Fiscal 2017

During our third quarter of fiscal 2017, we generated consolidated:

•	Net sales of $127.8 million;

•	Operating income of $10.2 million;

•	Net income of $4.4 million;

•	Cash flows from operating activities of $18.3 million; and

•	Adjusted EBITDA (a Non-GAAP financial measure discussed below) of $18.1 million.

For a definition and explanation of Adjusted EBITDA, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended April 30, 2017 and April 30, 2016 - Adjusted EBITDA” and “Comparison of the Results of Operations for the Nine Months Ended April 30, 2017 and April 30, 2016 - Adjusted EBITDA.”

Our third quarter fiscal 2017 financial performance was solid and we generated significant cash flows across the board. For the three months ended April 30, 2017, we achieved a consolidated book-to-bill ratio (a measure defined as bookings divided by net sales) of 1.06, which reflects strong bookings in our Government Solutions segment. As of April 30, 2017, we have consolidated backlog of $461.3 million, a large portion of which is scheduled to be delivered to our customers in the fourth quarter of fiscal 2017. Based on the anticipated timing of shipments and performance related to orders currently in our backlog, together with anticipated new orders, we expect consolidated net sales and Adjusted EBITDA in our fourth quarter to be the highest of any quarter in fiscal 2017.

We continue to execute our tactical shift in strategy in our Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche products with higher margins. We believe that we are starting to see the benefits of this overall shift in strategy as our book-to-bill ratio in this segment for the third quarter of fiscal 2017 increased to 1.39 from 0.53 in the preceding quarter. Bookings in the third quarter of fiscal 2017, for this segment, include the receipt of several important orders, including: (i) a $23.8 million order from an international space agency; (ii) initial funding of $3.5 million pursuant to a new $42.7 million five-year contract to provide the U.S. Army with continued Blue Force Tracking ("BFT-1") sustainment support; and (iii) an initial order pursuant to a new $4.2 million firm fixed priced, indefinite delivery / indefinite quantity ("IDIQ") contract to provide BFT-1 aviation transceivers to the Defense Logistics Agency.

In May 2017, our Commercial Solutions segment announced the general availability of its HeightsTM Dynamic Network Access Technology ("HEIGHTS"). HEIGHTS is a potentially revolutionary technology designed to deliver the most Internet Protocol bits per Hertz (per satellite network operator) in its class, as well as robust reliability. HEIGHTS has and will continue to be a cornerstone of our future research and development efforts. In May 2017, we also announced that three separate customers have installed, accepted and are now using HEIGHTS to support their business needs. To date, customer reaction has been positive, as reflected in our receipt of orders in the third quarter of fiscal 2017, and we have a growing sales funnel of HEIGHTS opportunities that we expect to close. Given the complexity and sophistication of the HEIGHTS system and our experience since its launch, we anticipate that the initial sales cycle will be longer than our prior satellite earth station new product launches. As such, we now anticipate that fiscal 2018 will be the break-out year for orders and sales for our HEIGHTS products rather than the fourth quarter of fiscal 2017.

Although we have just started our fiscal 2018 business planning process, we are seeing positive signs across almost all aspects of our business, including:

•
In addition to expected sales and operating income contributions from anticipated orders for our newly introduced HEIGHTS products, we are pursuing a number of large multi-million dollar and multi-year contract opportunities in both our Commercial Solutions and our Government Solutions segments, some of which are in the final stages of contract negotiations. Although the extent and timing of these contract awards is difficult to predict, we expect to receive some of these awards shortly. Because of uncertainty regarding contract award and order timing, it is difficult to predict our fourth quarter fiscal 2017 book-to-bill ratio. If some of these large contracts are awarded and orders are booked in the fourth quarter of fiscal 2017, consolidated fourth quarter bookings could be almost twice the level we achieved in the third quarter of fiscal 2017. At the same time, it is possible that the award of these potential large contracts and related orders may slip into fiscal 2018. In either event, these orders, if booked, are expected to benefit fiscal 2018 financial results.

Index

•
We believe the receipt of the $42.7 million five-year contract to support the BFT-1 program and a related $4.2 million BFT-1 aviation transceiver order validates our historical strategy of working closely with the U.S. Army to meet its critical worldwide military communications system needs. We believe that the U.S. Army has a requirement for a next generation system (referred to commonly as BFT-3) and, based on our recent interactions with the U.S. Army, we are becoming increasingly confident that we will be able to participate in future BFT program awards.

•
In April 2017, the DoD publicly issued a large multi-million dollar and multi-year draft request for proposal for the supply of new troposcatter communications equipment to replace hundreds of the DoD’s AN/TRC-170 terminals. We have been a supplier of over-the-horizon microwave systems equipment (troposcatter systems) to the U.S. government for many years. We have a large installed base of over-the-horizon microwave systems, which include our patented forward error correction modem technology and which can transmit video and other broadband applications at throughputs over 50 megabits per second ("Mbps"). In addition to this large over-the-horizon microwave system opportunity, we are currently responding to a large multi-million dollar competitive solicitation from the U.S. Army to provide sustainment services to its AN/TSC-198 family of communication systems that are commonly referred to as Very Small Aperture Terminals or “VSATs.” We believe our field-proven technologies and support services are ideally suited to meet the DoD’s Command, Control, Communications, Intelligence, Surveillance and Reconnaissance (also known as "C4ISR") needs and are actively pursuing these opportunities.

•
Our Safety and Security and Enterprise & Trusted Location Technologies are uniquely positioned. We continue to invest and upgrade our 911 capabilities and our location-based technologies as we believe the demand for our products will increase from current levels. Our Safety and Security solutions have been deployed around the United States and we believe we are finalists on a number of pending multi-year next-generation 911 potential awards, with at least one award announcement soon. Our location-based technologies are used by wireless carriers to provide Short-Messaging-Services ("SMS") to end-customers and are also used to communicate with 911 public safety service answering points.

•
Given our fiscal 2017 financial performance and our strong operating cash flows, we have successfully reduced the level of our total indebtedness since the beginning of our fiscal year. For the nine months ended April 30, 2017, we generated $43.7 million of cash flows from operating activities and reduced total indebtedness by $28.8 million. As of April 30, 2017, our cash and cash equivalents were $58.8 million and our total debt outstanding was $235.4 million (excluding deferred financing costs). Since the February 23, 2016 acquisition of TCS, we have reduced the debt incurred in connection with the acquisition by $125.9 million.

•
Given our expectation that our future business performance and operating cash flows will continue to be strong, in June 2017, we entered into a First Amendment (the “June 2017 Amendment”) of our Secured Credit Facility that is expected to result in increased operating and acquisition flexibility and simplify the calculations of our financial covenants. Given our expected future business performance, we anticipate maintaining compliance with the terms and covenants in our Secured Credit Facility, as amended, for the foreseeable future.

In view of the positive signs we are seeing and broad opportunities for future growth across all of our businesses, on June 7, 2017, our Board of Directors declared a dividend of $0.10 per common share, payable on August 18, 2017 to stockholders of record at the close of business on July 17, 2017. Future dividends remain subject to compliance with financial covenants under our Secured Credit Facility, as amended, as well as Board approval.

Our Business Outlook for Fiscal 2017 depends, in large part, on the receipt of orders from our customers. Our Business Outlook for Fiscal 2017 could be adversely impacted if business conditions deteriorate or our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services.

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

Additional information related to our Business Outlook for Fiscal 2017 is included in the below sections entitled “Comparison of the Results of Operations for the Three Months Ended April 30, 2017 and April 30, 2016” and “Comparison of the Results of Operations for the Nine Months Ended April 30, 2017 and April 30, 2016.”

Index

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2017 AND APRIL 30, 2016

Net Sales. Consolidated net sales were $127.8 million and $124.2 million for the three months ended April 30, 2017 and 2016, respectively, representing an increase of $3.6 million, or 2.9%. Net sales by operating segment are further discussed below.

Commercial Solutions
Net sales in our Commercial Solutions segment were $79.4 million for the three months ended April 30, 2017, as compared to $72.0 million for the three months ended April 30, 2016, an increase of $7.4 million, or 10.3%. The period-over-period increase in net sales is primarily attributable to an additional month of sales of enterprise technology solutions (such as our location and messaging based platforms) and safety and security technology solutions (such as wireless and next generation 911 ("NG911") platforms) that we now offer as a result of the February 23, 2016 TCS acquisition. The third quarter of fiscal 2016 only included approximately two months of such sales. In addition, the third quarter of fiscal 2017 benefited from increased sales of traveling wave tube amplifiers driven by strong demand from the in-flight connectivity market.

Our Commercial Solutions segment represented 62.1% of consolidated net sales for the three months ended April 30, 2017 as compared to 58.0% for the three months ended April 30, 2016. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the three months ended April 30, 2017 was 0.86.

Bookings for our communication technology solutions (which include our satellite earth station and traveling wave tube amplifier products) during the third quarter of fiscal 2017 were lower than both our second quarter of fiscal 2017 and third quarter of fiscal 2016. Although market conditions for our international satellite earth station customers appear to be improving and international sales of satellite earth station products during the three months ended April 30, 2017 were higher than the three months ended April 30, 2016, bookings and sales of satellite earth station products have been impacted by softness from our U.S. government customers. We attribute this softness to delays in awarding and/or funding certain programs and a continued lull in ordering as a result of political and budget uncertainty. Although we are not expecting a significant increase in short-term sales to the U.S. government for our satellite earth station products, we are expecting overall sales and bookings of communication technology solutions to increase from current levels, with the fourth quarter of fiscal 2017 being the peak quarter of bookings and sales for these products. In addition to expecting continued strength from our international satellite earth station customers, fourth quarter bookings are expected to benefit from the anticipated receipt of a large order for our traveling wave tube amplifiers that are used in the in-flight connectivity market. We anticipate that our fourth quarter will also benefit from an increase in orders for our HEIGHTS satellite earth station products. To date, customer reaction has been positive and we have a growing sales funnel of HEIGHTS opportunities. However, given the complexity and sophistication of the HEIGHTS system, the initial sales cycle is turning out to be longer than our prior satellite earth station new product launches and we anticipate that fiscal 2018 will be the break-out year for orders and sales for our HEIGHTS products.

Bookings for our safety and security technologies and enterprise technologies solutions during the third quarter of fiscal 2017 were lower than our second quarter primarily as a result of the timing of expected large awards. We are in late-stage contract negotiations for several large multi-year contracts for our safety and security and enterprise technology solutions and are also awaiting a decision by a state to announce a large NG911 award. If these large orders are booked during the fourth quarter, our book-to-bill ratio for fiscal 2017 for these products will exceed 1.0. We are confident that we will ultimately receive one or more of these large orders but it is possible that contract negotiations will continue into early fiscal 2018.

Looking forward to the fourth quarter of fiscal 2017, nets sales in our Commercial Solutions segment is expected to be the peak quarter of sales in fiscal 2017. Bookings, sales and profitability in our Commercial Solutions segment can fluctuate from period-to-period due to many factors, including changes in the general business environment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Government Solutions
Net sales in our Government Solutions segment were $48.4 million for the three months ended April 30, 2017 as compared to $52.2 million for the three months ended April 30, 2016, a decrease of $3.8 million, or 7.3%. The period-over-period decrease in net sales primarily reflects the implementation of our strategy of shifting our Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche products with higher margins. This decline occurred despite the contribution of a full quarter of sales of new advanced communication solutions that we now offer as a result of the February 23, 2016 TCS acquisition. These new solutions include field support, space components and cyber-training. The third quarter of last year only included approximately two months of such sales. Although total sales of legacy Comtech products (which include over-the-horizon microwave system products, high-power broadband amplifiers and Blue Force Tracking ("BFT-1") sustainment support services) were higher, we experienced lower net sales of BFT-1 sustainment support services and intellectual property license fees due to the expiration of the related contracts on March 31, 2017.

Index

Our Government Solutions segment represented 37.9% of consolidated net sales for the three months ended April 30, 2017, as compared to 42.0% for the three months ended April 30, 2016. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the three months ended April 30, 2017 was 1.39.

We continue to execute our tactical shift in strategy in our Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche products with higher margins. The strong book-to-bill ratio we experienced this quarter reflects the receipt of several important orders, including: (i) a $23.8 million order from an international space agency; (ii) initial funding of $3.5 million pursuant to a new $42.7 million five-year contract to provide the U.S. Army with continued BFT-1 sustainment support; and (iii) an initial order pursuant to a new $4.2 million firm fixed price, IDIQ contract to provide BFT-1 aviation transceivers to the Defense Logistics Agency.

We are in various stages of proposals on several large multi-million dollar and multi-year contracts. These opportunities include potential awards for U.S. and international over-the-horizon microwave system orders and renewals of existing sustainment and retrofit services for a C4ISR solution commonly referred to as SNAP. Although the sales cycle for these contracts are long; some of these contracts are anticipated to be awarded soon, with the possibility of one international over-the-horizon microwave system opportunity being awarded as early as our fourth quarter of fiscal 2017. Although these solicitations will be competitively awarded, we believe our field-proven experience will result in the receipt of one or more of these awards in future periods.

Looking forward to the fourth quarter of fiscal 2017, net sales in our Government Solutions segment is expected to be significantly higher than our most recent quarter. Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the three months ended April 30, 2017 and 2016 are as follows:

	Three months ended April 30,
	2017	2016	2017	2016	2017	2016
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	17.1%	21.4%	56.5%	70.1%	32.0%	41.9%
Domestic	55.9%	51.3%	17.3%	13.1%	41.3%	35.2%
Total U.S.	73.0%	72.7%	73.8%	83.2%	73.3%	77.1%

International	27.0%	27.3%	26.2%	16.8%	26.7%	22.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

Gross Profit. Gross profit was $52.5 million and $51.4 million for the three months ended April 30, 2017 and 2016, respectively, representing an increase of $1.1 million. This increase in gross profit dollars was driven by higher consolidated net sales as discussed above. Gross profit, as a percentage of consolidated net sales, was 41.1% for the three months ended April 30, 2017 and was similar to the percentage we achieved in the three months ended April 30, 2016. Our gross profit percentage reflects a higher concentration of Commercial Solution segment sales during the most recent quarter as compared to the prior year which was offset by a lower gross profit percentage in our Government Solutions segment. Gross profit, as a percentage of related segment net sales is further discussed below.

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended April 30, 2017 was slightly higher as compared to the three months ended April 30, 2016. Gross profit in this segment benefited from overall product mix changes and lower costs related to the procurement of certain traveling wave tube amplifier components.

Index

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended April 30, 2017 was lower as compared to the three months ended April 30, 2016. This decrease was primarily due to lower sales volume and changes in overall product mix during our most recent quarter. Gross profit in this segment for the three months ended April 30, 2017 and 2016 includes $1.7 million and $2.5 million, respectively, related to a prior BFT-1 intellectual property license contract which expired on March 31, 2017. Going forward, the U.S. Army does not have an obligation to pay us additional BFT-1 intellectual property license fees. As such, although sales in this segment are expected to increase in the fourth quarter, our gross profit percentage in this segment during the fourth quarter is expected to decline as compared to our most recent quarter. Over-time, we believe the implementation of our strategy of shifting our Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche products, will result in higher gross margins.

Included in consolidated cost of sales for both the three months ended April 30, 2017 and 2016 are provisions for excess and obsolete inventory of $0.7 million. As discussed in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Because our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each individual segment, it is difficult to forecast. Nevertheless, based on expected bookings and expected timing of our performance on orders, we currently expect our consolidated gross profit, as a percentage of consolidated net sales, for the fourth quarter of fiscal 2017 to be slightly lower than the percentage we achieved in the third quarter of fiscal 2017. As a result of the full year impact of the TCS acquisition, anticipated mix changes and lower year-over-year BFT-1 intellectual property license fee revenues, we expect our fiscal 2017 gross profit, as a percentage of consolidated net sales, to be lower than the gross profit percentage we achieved in fiscal 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $25.9 million and $30.4 million for the three months ended April 30, 2017 and 2016, respectively, representing a decrease of $4.5 million, or 14.8%. As a percentage of consolidated net sales, selling, general and administrative expenses were 20.3% and 24.5% for the three months ended April 30, 2017 and 2016, respectively. The decrease in spending, both in dollars and as a percentage of consolidated net sales, is primarily attributable to a recovery of legal expenses from a third party during the most recent fiscal quarter and the benefit of cost reduction actions previously initiated. The decrease in percentage is also due to higher consolidated net sales during the three months ended April 30, 2017.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $0.9 million for both the three months ended April 30, 2017 and 2016.

Research and Development Expenses. Research and development expenses were $13.0 million and $12.6 million for the three months ended April 30, 2017 and 2016, respectively, representing an increase of $0.4 million, or 3.2%. As a percentage of consolidated net sales, research and development expenses were 10.2% and 10.1% for the three months ended April 30, 2017 and 2016, respectively.

For the three months ended April 30, 2017 and 2016, research and development expenses of $10.7 million and $10.1 million, respectively, related to our Commercial Solutions segment and $2.2 million and $2.5 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.1 million for both the three months ended April 30, 2017 and 2016, related to the amortization of stock-based compensation expense, which is not allocated to our two reportable operating segments.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended April 30, 2017 and 2016, customers reimbursed us $5.9 million and $6.1 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $5.5 million (of which $4.4 million was for the Commercial Solutions segment and $1.0 million was for the Government Solutions segment) for the three months ended April 30, 2017 and $4.8 million (of which $3.6 million was for the Commercial Solutions segment and $1.2 million was for the Government Solutions segment) for the three months ended April 30, 2016. The increase in consolidated amortization of intangibles during the third quarter of fiscal 2017 is a result of an additional month of amortization expense related to the acquisition of TCS which closed on February 23, 2016, as compared to the prior year period which reflects approximately two months of amortization. We anticipate amortization expense for the fourth quarter of fiscal 2017 to decrease slightly from our most recent fiscal quarter, as certain TCS intangible assets continue to become fully amortized.

Index

Settlement of Intellectual Property Litigation. As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (19) - Legal Proceedings and Other Matters" during the three months ended April 30, 2017, we recorded a favorable adjustment to operating income of $2.0 million, net of estimated legal fees, to reflect a lower loss than originally estimated for a TCS intellectual property matter which was settled during the three months ended April 30, 2017. There was no comparable adjustment in the corresponding period of the prior year.

Acquisition Plan Expenses. Acquisition plan expenses during the three months ended April 30, 2016 include $17.0 million of transaction costs primarily related to our acquisition of TCS on February 23, 2016, as discussed in "Notes to Condensed Consolidated Financial Statements - Note (2) - Acquisition." There were no comparable expenses during the three months ended April 30, 2017.

Operating Income (Loss). Operating income for the three months ended April 30, 2017 was $10.2 million as compared to a loss of $13.4 million for the three months ended April 30, 2016. Operating income, as a percentage of consolidated net sales, for the three months ended April 30, 2017 was 8.0%. Excluding the $2.0 million intellectual property litigation settlement adjustment, as discussed above, operating income for the three months ended April 30, 2017 would have been $8.2 million, or 6.4% of consolidated net sales. Excluding the $17.0 million of acquisition plan expenses as discussed above, operating income for the three months ended April 30, 2016 would have been $3.6 million, or 2.9% of consolidated net sales. The increase to $8.2 million from $3.6 million was driven by increased operating income contributions from the Commercial Solutions segment and a positive contribution from unallocated expenses (as further discussed below) offset, in part, by a decline in operating income contribution from the Government Solutions segment. Changes in segment operating income (loss) contributions are shown in the table below:

	Three months ended April 30,
	2017	2016	2017	2016	2017	2016	2017	2016
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$8.6	6.6	1.3	5.6	0.2	(25.6)	$10.2	(13.4)
Percentage of related net sales	10.8%	9.2%	2.7%	10.7%	NA	NA	8.0%	(10.8)%

Operating income in our Commercial Solutions segment, in dollars and as a percentage of related segment net sales, benefited from higher sales and slightly higher gross margins, as discussed above. The 10.8% operating income percentage for our third quarter of fiscal 2017 represents an increase from the 4.1% and 7.2% operating income percentages that we achieved in our first and second quarters of fiscal 2017, respectively, and includes the benefit of various cost reduction actions that we previously took. Given the increase in this segment’s net sales expected to occur in the fourth quarter of fiscal 2017, we expect operating income, in dollars and as a percentage of related segment net sales, to significantly increase from the level and percentage we achieved in the third quarter of fiscal 2017.

Operating income in our Government Solutions segment, in dollars and as a percentage of related segment net sales, was primarily driven by lower sales and lower gross margins, as discussed above. The 2.7% operating income percentage for our third quarter of fiscal 2017 represents a decrease from the 4.2% and 4.0% operating income percentages that we achieved in our first and second quarters of fiscal 2017, respectively. Despite the decrease in sales and gross margins, we continued our investments in research and development for projects that we believe will have future benefit. Given the increase in this segment’s net sales expected to occur in the fourth quarter of fiscal 2017, we expect operating income, in dollars and as a percentage of related segment net sales, to increase from the level and percentage we achieved in the third quarter of fiscal 2017.

Unallocated operating income for the three months ended April 30, 2017 was $0.2 million and included the $2.0 million adjustment to operating income, as discussed above. For the three months ended April 30, 2016, unallocated operating expenses were $25.6 million and included $17.0 million of transaction costs primarily related to our acquisition of TCS on February 23, 2016, as discussed above. Excluding the $2.0 million adjustment and $17.0 million of transaction costs, unallocated operating expenses for the three months ended April 30, 2017 and 2016 would have been $1.8 million and $8.6 million, respectively. The lower unallocated operating expenses during the three months ended April 30, 2017 is primarily attributable to a recovery of legal expenses from a third party during the most recent fiscal quarter and the benefit of cost reduction actions previously initiated.

Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $1.0 million for both the three months ended April 30, 2017 and 2016, respectively. Total amortization of stock-based compensation expense in fiscal 2017 is expected to be higher than the amount we recorded in fiscal 2016 due to an increase in total awards to employees, which is largely attributable to our larger work force as a result of the TCS acquisition.

Index

Our fourth quarter of fiscal 2017 consolidated operating income, in dollars and as a percentage of consolidated net sales, is expected to increase from our third quarter of fiscal 2017.

Interest Expense and Other. Interest expense was $2.8 million and $3.5 million for the three months ended April 30, 2017 and 2016, respectively. Interest expense during the three months ended April 30, 2017 and 2016 primarily reflects interest on our Secured Credit Facility. Based on the type, terms and amount of outstanding debt (including capital leases), we estimate that our effective interest rate (including amortization of deferred financing costs) will range from 4.5% to 5.0% in fiscal 2017. Our actual cash borrowing rate (which excludes the amortization of deferred financing costs) currently approximates 4.0%.

Interest Income and Other. Interest income and other for both the three months ended April 30, 2017 and 2016 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding a blended annual interest rate of approximately 0.57%.

Provision for Income Taxes. The provision for income taxes was $2.9 million for the three months ended April 30, 2017, as compared to a tax benefit of $2.5 million for the three months ended April 30, 2016. Our effective tax rate was 39.5% for the three months ended April 30, 2017, as compared to 14.9% for the three months ended April 30, 2016.

Excluding discrete tax items for the three months ended April 30, 2017, our effective tax rate would have been 36.0%. Our effective tax rate excluding discrete tax items for the three months ended April 30, 2016 was 19.25%. The increase from 19.25% to 36.0% is principally attributable to the non-deductibility of certain transaction costs relating to the acquisition of TCS, which were incurred during the prior year comparable period.

During the three months ended April 30, 2017, we recorded a net discrete tax expense of $0.3 million primarily related to the finalization of certain tax deductions in connection with the filing of our fiscal 2016 federal income tax return offset, in part, by the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitation. Our effective tax rate for the three months ended April 30, 2016 reflects a discrete tax expense of $0.7 million, primarily related to the establishment of tax contingencies for uncertain tax positions relating to the payment of certain expenses associated with the TCS acquisition offset, in part, by the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitation.

Our federal income tax returns for fiscal 2015 and 2016 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2012 are subject to audit. TCS’s federal income tax returns for tax years 2013 through 2015 and the tax period from January 1, 2016 to February 23, 2016 are subject to potential future IRS audit. None of TCS’s state income tax returns prior to calendar year 2012 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Income (Loss). During the three months ended April 30, 2017, consolidated net income was $4.4 million as compared to a consolidated net loss of $14.4 million during the three months ended April 30, 2016.

Adjusted EBITDA. Our Adjusted EBITDA, a non-GAAP financial measure, represents earnings before income taxes, interest (income) and other expense, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, acquisition plan expenses and settlement of intellectual property litigation. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Our Adjusted EBITDA is also used by our management in assessing the Company's operating results. Although closely aligned, the Company's definition of Adjusted EBITDA is different than the Consolidated EBITDA (as such term is defined in our Secured Credit Facility) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies (including TCS prior to our acquisition) and, therefore, may not be comparable to similarly titled measures used by other companies. Our Adjusted EBITDA is also a measure frequently requested by the Company's investors and analysts. The Company believes that investors and analysts may use our Adjusted EBITDA, along with other information contained in our SEC filings, in assessing our performance and comparability of our results with other companies.

Index

Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the three months ended April 30, 2017 and 2016 are shown in the table below (numbers in the table may not foot due to rounding):

	Three months ended April 30,
	2017	2016	2017	2016	2017	2016	2017	2016
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$8.5	6.4	1.3	5.6	(5.4)	(26.4)	$4.4	(14.4)
Provision for (benefit) from income taxes	—	—	—	—	2.9	(2.5)	2.9	(2.5)
Interest (income) and other expenses	0.1	0.1	—	—	—	(0.1)	0.1	—
Interest expense	—	0.1	—	—	2.7	3.4	2.8	3.5
Amortization of stock-based compensation	—	—	—	—	1.0	1.0	1.0	1.0
Amortization of intangibles	4.4	3.6	1.0	1.2	—	—	5.5	4.8
Depreciation	2.4	2.1	0.8	0.6	0.4	0.3	3.5	3.1
Acquisition plan expenses	—	—	—	—	—	17.0	—	17.0
Settlement of intellectual property litigation	—	—	—	—	(2.0)	—	(2.0)	—
Adjusted EBITDA	$15.5	12.3	3.1	7.4	(0.5)	(7.3)	$18.1	12.5
Percentage of related net sales	19.5%	17.1%	6.4%	14.2%	NA	NA	14.2%	10.0%

The increase in consolidated Adjusted EBITDA, in dollars and as a percentage of consolidated net sales, during the three months ended April 30, 2017 as compared to the three months ended April 30, 2016, is primarily attributable to an increase in consolidated net sales and lower operating expenses, as discussed above. The increase in our Commercial Solutions segment's Adjusted EBITDA, in dollars and as a percentage of related segment net sales, was primarily attributable to an increase in this segment's net sales and slightly higher gross margins, as discussed above. The decrease in our Government Solutions segment's Adjusted EBITDA, in dollars and as a percentage of related segment net sales, was primarily driven by lower sales and lower gross margins, as discussed above.

We believe that consolidated Adjusted EBITDA (in dollars) for our fourth quarter of fiscal 2017 will be the highest of any quarter in fiscal 2017. We expect Adjusted EBITDA to approximate 12.0% of our consolidated net sales for fiscal 2017.

Index

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2017 AND APRIL 30, 2016

Net Sales. Consolidated net sales were $402.6 million and $258.6 million for the nine months ended April 30, 2017 and 2016, respectively, representing an increase of $144.0 million, or 55.7%. The period-over-period increase in net sales was driven by incremental sales of $154.6 million as a result of the TCS acquisition on February 23, 2016. Net sales by operating segment are further discussed below.

Commercial Solutions
Net sales in our Commercial Solutions segment were approximately $237.7 million for the nine months ended April 30, 2017, as compared to $165.7 million for the nine months ended April 30, 2016, an increase of $72.0 million, or 43.5%. The period-over-period increase in net sales reflects incremental sales of $83.2 million from legacy TCS product lines, partially offset by lower sales of Comtech legacy products. The incremental TCS sales include approximately seven additional months of sales of enterprise technology solutions (such as our location and messaging based platforms) and safety and security technology solutions (such as wireless and next generation 911 ("NG911") platforms) that we now offer as a result of the February 23, 2016 TCS acquisition. Net sales for the nine months ended April 30, 2016 only included approximately two months of such sales. Sales of Comtech legacy products declined due to lower sales of our satellite earth station products partially offset by a slight increase in sales of traveling wave tube amplifiers.

Our Commercial Solutions segment represented 59.0% of consolidated net sales for the nine months ended April 30, 2017 as compared to 64.1% for the nine months ended April 30, 2016. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the nine months ended April 30, 2017 was 0.97 as compared to 0.91 for the nine months ended April 30, 2016.

Overall bookings for our Commercial solutions segment during the nine months ended April 30, 2017 were significantly higher than the prior year comparable period because they include approximately seven additional months of orders of enterprise technology solutions (such as our location and messaging based platforms) and safety and security solutions (such as wireless and NG911 platforms) that we now offer as a result of the February 23, 2016 TCS acquisition. Bookings for the nine months ended April 30, 2016 only included approximately two months of such bookings. Orders for Comtech legacy products were lower during the nine months ended April 30, 2017 due to lower bookings for our satellite earth station products.

Although market conditions for our international satellite earth station customers appear to be improving and international sales of satellite earth station products during the third quarter of fiscal 2017 were higher than the third quarter of fiscal 2016, bookings and sales of satellite earth station products have been impacted by softness from our U.S. government customers. We attribute this softness to delays in awarding and/or funding certain programs and a continued lull in ordering as a result of political and budget uncertainty. Although we are not expecting a significant increase in short-term sales to the U.S. government for our satellite earth station products, we are expecting overall sales and bookings of communication technology solutions to increase from current levels, with the fourth quarter of fiscal 2017 being the peak quarter of bookings and sales for these products. In addition to expecting continued strength from our international satellite earth station customers, fourth quarter bookings are expected to benefit from the anticipated receipt of a large order for our traveling wave tube amplifiers that are used in the in-flight connectivity market. We anticipate that our fourth quarter will also benefit from an increase in orders for our HEIGHTS satellite earth station products. To date, customer reaction has been positive and we have a growing sales funnel of HEIGHTS opportunities. However, given the complexity and sophistication of the HEIGHTS system, the initial sales cycle is turning out to be longer than our prior satellite earth station new product launches and we anticipate that fiscal 2018 will be the break-out year for orders and sales for our HEIGHTS products.

Bookings for our safety and security technologies and enterprise technologies solutions during the third quarter of fiscal 2017 were lower than our second quarter primarily as a result of timing of expected large awards. We are in late-stage contract negotiations for several large multi-year contracts for our safety and security and enterprise technology solutions and we are also awaiting a decision by a domestic state to announce a large NG911 award. If these large orders are booked during the fourth quarter, our book-to-bill ratio for fiscal 2017 for these products will exceed 1.0. We are confident that we will ultimately receive one or more of these large orders, but it is possible that contract negotiation will continue into early fiscal 2018.

Looking forward to the fourth quarter of fiscal 2017, net sales in our Commercial Solutions segment is expected to be the peak quarter of sales in fiscal 2017. Bookings, sales and profitability in our Commercial Solutions segment can fluctuate from period-to-period due to many factors, including changes in the general business environment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Index

Government Solutions
Net sales in our Government Solutions segment were $164.9 million for the nine months ended April 30, 2017 as compared to $93.0 million for the nine months ended April 30, 2016, an increase of $71.9 million, or 77.3%. The period-over-period increase in net sales primarily reflects incremental sales of $71.5 million from legacy TCS product lines. The incremental sales include approximately seven additional months of new advanced communication solutions that we now offer as a result of the February 23, 2016 TCS acquisition. These new solutions include field support, space components and cyber-training. The nine month period of last year only included approximately two months of such sales. Sales of legacy Comtech products (which include over-the-horizon microwave system products, high-power broadband amplifiers and BFT-1 sustainment support services) were also slightly higher. Net sales for the nine months ended April 30, 2017 and 2016 include $6.7 million and $7.5 million, respectively, of sales related to a prior BFT-1 intellectual property license contract, which expired on March 31, 2017. Going forward, the U.S. Army does not have an obligation to pay us additional BFT-1 intellectual property license fees.

Our Government Solutions segment represented 41.0% of consolidated net sales for the nine months ended April 30, 2017, as compared to 35.9% for the nine months ended April 30, 2016. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the nine months ended April 30, 2017 was 0.90.

We continue to execute our tactical shift in strategy in our Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche products with higher margins. The strong book-to-bill ratio we experienced this quarter reflects the receipt of several important orders including: (i) a $23.8 million order from an international space agency; (ii) initial funding of $3.5 million pursuant to a new $42.7 million five-year contract to provide the U.S. Army with continued BFT-1 sustainment support; and (iii) an initial order pursuant to a new $4.2 million firm fixed price, IDIQ contract to provide BFT-1 aviation transceivers to the Defense Logistics Agency.

We are in various stages of proposals on several large multi-million dollar and multi-year contracts. These opportunities include potential awards for the U.S. and international over-the-horizon microwave system orders and renewals of existing sustainment and retrofit services for C4ISR solution commonly referred to as SNAP. Although the sales cycle for these contracts are long; however, some of these contracts are expected to be awarded soon, with the possibility of one international over-the-horizon microwave system opportunity being awarded as early as our fourth quarter of fiscal 2017. Although these solicitations will be competitively awarded, we believe our field-proven experience will result in the receipt of one or more of these awards in future periods.

Looking forward to the fourth quarter of fiscal 2017, net sales in our Government Solutions segment is expected to be significantly higher than our most recent quarter. Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by the U.S. government. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the nine months ended April 30, 2017 and 2016 are as follows:

	Nine months ended April 30,
	2017	2016	2017	2016	2017	2016
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	14.0%	27.8%	60.7%	66.6%	33.1%	41.8%
Domestic	54.4%	33.4%	14.1%	12.8%	37.9%	26.0%
Total U.S.	68.4%	61.2%	74.8%	79.4%	71.0%	67.8%

International	31.6%	38.8%	25.2%	20.6%	29.0%	32.2%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to U.S. state and local governments. International sales include sales to U.S. companies for inclusion in products that are sold to international customers.

Index

As a result of the TCS acquisition, we believe that domestic net sales, as a percentage of our consolidated net sales, in future periods will be higher than it was in periods prior to the TCS acquisition, due to the inclusion in consolidated net sales of safety and security technology solutions (such as 911 call routing) which are primarily sold to U.S. customers.

Gross Profit. Gross profit was $157.8 million and $109.0 million for the nine months ended April 30, 2017 and 2016, respectively, representing an increase of $48.8 million. This increase in gross profit dollars was driven by higher consolidated net sales as discussed above. Gross profit, as a percentage of consolidated net sales, decreased from 42.2% for the nine months ended April 30, 2016 to 39.2% for the nine months ended April 30, 2017. This decrease is attributable to overall product mix changes resulting primarily from the TCS acquisition, in particular, the inclusion of net sales related to TCS government solutions, which have historically had lower gross margins than Comtech’s legacy products. Gross profit, as a percentage of related segment net sales is further discussed below.

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for the nine months ended April 30, 2017 was higher as compared to the nine months ended April 30, 2016. This increase was primarily driven by the inclusion of net sales related to TCS commercial solutions during our most recent nine month period, which had higher gross margins than Comtech's legacy products, as well as improved gross profit percentages related to Comtech's legacy products (which benefited, in part, from lower costs related to the procurement of certain traveling wave tube amplifier components).

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for the nine months ended April 30, 2017 was significantly lower as compared to the nine months ended April 30, 2016. This decrease was primarily driven by the inclusion of net sales of TCS government solutions for the full nine months ended April 30, 2017, which had significantly lower gross margins than Comtech's legacy products. Gross profit in this segment, for the nine months ended April 30, 2017 and 2016 includes $6.7 million and $7.5 million, respectively, related to a prior BFT-1intellectual property license contract, which expired on March 31, 2017. Going forward, the U.S. Army does not have an obligation to pay us additional BFT-1 intellectual property license fees. As such, although sales in this segment are expected to increase in the fourth quarter as compared to our most recent quarter, our gross profit percentage in this segment during the fourth quarter is expected to decline as compared to our most recent quarter. Over-time, we believe the implementation of our strategy of shifting our Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche products, will result in higher gross margins.

Included in consolidated cost of sales for the nine months ended April 30, 2017 and 2016 are provisions for excess and obsolete inventory of $1.8 million and $2.0 million, respectively. As discussed in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Because our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each individual segment, it is difficult to forecast. Nevertheless, based on expected bookings and expected timing of our performance on orders, we currently expect our consolidated gross profit, as a percentage of consolidated net sales, for the fourth quarter of fiscal 2017 to be slightly lower than the percentage we achieved in the third quarter of fiscal 2017. As a result of the full year impact of the TCS acquisition, anticipated mix changes and lower year-over-year BFT-1 intellectual property license fee revenues, we expect our fiscal 2017 gross profit, as a percentage of consolidated net sales, to be lower than the gross profit percentage we achieved in fiscal 2016.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $89.6 million and $60.8 million for the nine months ended April 30, 2017 and 2016, respectively, representing an increase of $28.8 million. The increase in spending is primarily attributable to incremental expenses associated with the increased size of our business as a result of the TCS acquisition. As a percentage of consolidated net sales, selling, general and administrative expenses were 22.3% and 23.5% for the nine months ended April 30, 2017 and 2016, respectively. This decrease in percentage is primarily due to higher consolidated net sales during the nine months ended April 30, 2017 and the benefit of cost reduction actions previously initiated.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $2.6 million for both the nine months ended April 30, 2017 and 2016, respectively.

Index

Research and Development Expenses. Research and development expenses were $40.4 million and $28.2 million for the nine months ended April 30, 2017 and 2016, respectively, representing an increase of $12.2 million, or 43.3%. The increase in spending is primarily attributable to incremental expenses associated with the TCS product lines. As a percentage of consolidated net sales, research and development expenses were 10.0% and 10.9% for the nine months ended April 30, 2017 and 2016, respectively.

For the nine months ended April 30, 2017 and 2016, research and development expenses of $33.4 million and $22.5 million, respectively, related to our Commercial Solutions segment and $6.8 million and $5.4 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.2 million and $0.3 million for the nine months ended April 30, 2017 and 2016, respectively, related to the amortization of stock-based compensation expense, which is not allocated to our two reportable operating segments.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the nine months ended April 30, 2017 and 2016, customers reimbursed us $21.9 million and $10.9 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $17.6 million (of which $13.3 million was for the Commercial Solutions segment and $4.3 million was for the Government Solutions segment) for the nine months ended April 30, 2017 and $7.3 million (of which $6.2 million was for the Commercial Solutions segment and $1.2 million was for the Government Solutions segment) for the nine months ended April 30, 2016. The significant increase in amortization of intangibles is a result of our acquisition of TCS on February 23, 2016. We anticipate amortization expense for the fourth quarter of fiscal 2017 to decrease slightly from our most recent fiscal quarter, as intangibles continue to become fully amortized.

Settlement of Intellectual Property Litigation. As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (19) - Legal Proceedings and Other Matters" during the nine months ended April 30, 2017, we recorded favorable adjustments to operating income of $12.0 million, net of estimated legal fees, to reflect lower losses than originally estimated for TCS intellectual property matters which were settled during the nine months ended April 30, 2017. There were no comparable adjustments in the corresponding period of the prior year.

Acquisition Plan Expenses. Acquisition plan expenses during the nine months ended April 30, 2016 include $20.7 million of transaction costs primarily related to our acquisition of TCS on February 23, 2016, as discussed further in "Notes to Condensed Consolidated Financial Statements - Note (2) - Acquisition." There were no comparable expenses during the nine months ended April 30, 2017.

Operating Income (Loss). Operating income for the nine months ended April 30, 2017 was $22.3 million as compared to a loss of $8.0 million for the nine months ended April 30, 2016. Operating income, as a percentage of consolidated net sales, for the nine months ended April 30, 2017 was 5.5%. Excluding the $12.0 million intellectual property litigation settlement adjustment, as discussed above, operating income for the nine months ended April 30, 2017 would have been $10.3 million, or 2.6% of consolidated net sales. Excluding $20.7 million of acquisition plan expenses, as discussed above, operating income for the nine months ended April 30, 2016 would have been $12.7 million, or 4.9% of consolidated net sales. The decrease to $10.3 million from $12.7 million was driven by significantly lower operating income contributions from the Government Solutions segment that was offset in part by increased operating income contribution from the Commercial Solutions segment and lower unallocated expenses (as further discussed below). Changes in segment operating income (loss) contributions were directly impacted by the TCS acquisition and are shown in the table below:

	Nine months ended April 30,
	2017	2016	2017	2016	2017	2016	2017	2016
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$17.6	14.0	6.2	15.4	(1.5)	(37.5)	$22.3	(8.0)
Percentage of related net sales	7.4%	8.4%	3.8%	16.6%	NA	NA	5.5%	(3.1)%

Index

The increase in our Commercial Solutions segment’s operating income, in dollars, is primarily due to an increase in this segment's net sales during the nine months ended April 30, 2017, substantially offset by incremental amortization of intangibles associated with the TCS acquisition. The decrease in operating income, as a percentage of related segment net sales, is primarily due to the incremental amortization of intangibles associated with the TCS acquisition. Although our operating income percentage for the nine months ended April 30, 2017 was 7.4%, during our most recent quarter we generated a 10.8% operating income percentage which represents an increase from the 4.1% and 7.2% operating income percentages that we achieved in our first and second quarters of fiscal 2017. These period-to-period increases in fiscal 2017 primarily represent the benefits of cost reduction actions that we took in earlier periods and changes in product sales and other changes discussed above. Given the increase in this segment’s net sales that are expected to occur in the fourth quarter of fiscal 2017, we expect operating income, in dollars and as a percentage of related segment net sales, to significantly increase from the level and percentage we achieved in the third quarter of fiscal 2017.

The decrease in our Government Solutions segment’s operating income, in dollars, was primarily driven by lower operating income contribution from TCS's government solutions sales, which includes the impact of incremental amortization of intangibles associated with the TCS acquisition, and lower operating income contributions from Comtech’s legacy products. The decline in operating income, as a percentage of the related segment net sales from 16.6% to 3.8% was primarily due to the inclusion of TCS government solutions net sales and operating results for the full nine months ended April 30, 2017, which reflects significantly lower gross margins than Comtech’s legacy government solutions net sales as well as incremental amortization of intangibles associated with the TCS acquisition. Given the increase in this segment’s net sales expected to occur in the fourth quarter of fiscal 2017, we expect operating income, in dollars and as a percentage of related segment net sales, to increase from the level and percentage we achieved in the nine months of fiscal 2017.

Unallocated operating expenses for the nine months ended April 30, 2017 were $1.5 million and included the $12.0 million adjustment to operating income, as discussed above. For the nine months ended April 30, 2016, unallocated operating expenses were $37.5 million and included $20.7 million of transaction costs primarily related to our acquisition of TCS on February 23, 2016, as discussed above. Excluding the $12.0 million adjustment and the $20.7 million of transaction costs, unallocated operating expenses for the nine months ended April 30, 2017 and 2016 would have been $13.5 million and $16.8 million, respectively. The lower unallocated operating expenses during the nine months ended April 30, 2017 primarily reflects lower legal expenses (including a recovery of legal expenses from a third party during the most recent fiscal quarter) and the benefit of cost reduction actions previously initiated.

Amortization of stock-based compensation expense, which is included in unallocated operating expenses, was $3.0 million and $3.2 million for the nine months ended April 30, 2017 and 2016, respectively. Total amortization of stock-based compensation expense in fiscal 2017 is expected to be higher than the amount we recorded in fiscal 2016 due to an increase in total awards to employees which is largely attributable to our larger work force as a result of the TCS acquisition.

Our fourth quarter of fiscal 2017 consolidated operating income, in dollars and as a percentage of consolidated net sales, is expected to increase from our third quarter of fiscal 2017.

Interest Expense and Other. Interest expense was $8.9 million and $3.6 million for the nine months ended April 30, 2017 and 2016, respectively. Interest expense for both periods primarily reflects interest on our Secured Credit Facility. Based on the type, terms and amount of outstanding debt (including capital leases), we estimate that our effective interest rate (including amortization of deferred financing costs) will range from 4.5% to 5.0% in fiscal 2017. Our actual cash borrowing rate (which excludes the amortization of deferred financing costs) currently approximates 4.0%.

Interest Income and Other. Interest income and other for both the nine months ended April 30, 2017 and 2016 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding a blended annual interest rate of approximately 0.57%.

Provision for Income Taxes. The provision for income taxes was $4.8 million for the nine months ended April 30, 2017, as compared to a tax benefit of $1.0 million for the nine months ended April 30, 2016. Our effective tax rate was 36.1% for the nine months ended April 30, 2017, as compared to 8.7% for the nine months ended April 30, 2016.

Excluding discrete tax items for the nine months ended April 30, 2017, our effective tax rate would have been 36.0%. Our effective tax rate excluding discrete tax items for the nine months ended April 30, 2016 was 19.25%. The increase from 19.25% to 36.0% is principally attributable to the non-deductibility of certain transaction costs relating to the acquisition of TCS, which were incurred during the prior year comparable period.

Index

During the nine months ended April 30, 2017, we recorded a net discrete tax expense of less than $0.1 million. During the nine months ended April 30, 2016, we recorded a discrete tax expense of $1.2 million, primarily related to the establishment of tax contingencies for uncertain tax positions relating to the payment of certain expenses associated with the TCS acquisition, offset, in part, by the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitation.

During the nine months ended April 30, 2017, we reached an effective settlement with the IRS relating to its audit of our federal income tax return for fiscal 2014. This effective settlement did not have a material impact on our results of operations. Our federal income tax returns for fiscal 2015 and 2016 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2012 are subject to audit. TCS’s federal income tax returns for tax years 2013 through 2015 and the tax period from January 1, 2016 to February 23, 2016 are subject to potential future IRS audit. None of TCS’s state income tax returns prior to calendar year 2012 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Income (Loss). During the nine months ended April 30, 2017, consolidated net income was $8.5 million as compared to a consolidated net loss of $10.4 million during the nine months ended April 30, 2016.

Adjusted EBITDA. Our Adjusted EBITDA, a non-GAAP financial measure, represents earnings before income taxes, interest (income) and other expense, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, acquisition plan expenses and settlement of intellectual property litigation. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Our Adjusted EBITDA is also used by our management in assessing the Company's operating results. Although closely aligned, the Company's definition of Adjusted EBITDA is different than the Consolidated EBITDA (as such term is defined in our Secured Credit Facility) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies (including TCS prior to our acquisition) and, therefore, may not be comparable to similarly titled measures used by other companies. Our Adjusted EBITDA is also a measure frequently requested by the Company's investors and analysts. The Company believes that investors and analysts may use our Adjusted EBITDA, along with other information contained in our SEC filings, in assessing our performance and comparability of our results with other companies.

Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the nine months ended April 30, 2017 and 2016 are shown in the table below (numbers in the table may not foot due to rounding):

	Nine months ended April 30,
	2017	2016	2017	2016	2017	2016	2017	2016
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$17.2	13.6	6.2	15.4	(14.9)	(39.5)	$8.5	(10.4)
Provision for (benefit) from income taxes	0.2	0.1	—	—	4.6	(1.1)	4.8	(1.0)
Interest (income) and other expenses	—	0.1	—	—	—	(0.3)	—	(0.2)
Interest expense	0.2	0.2	—	—	8.8	3.4	8.9	3.6
Amortization of stock-based compensation	—	—	—	—	3.0	3.2	3.0	3.2
Amortization of intangibles	13.3	6.2	4.3	1.2	—	—	17.6	7.3
Depreciation	7.4	4.6	2.3	1.2	1.2	0.3	10.8	6.1
Acquisition plan expenses	—	—	—	—	—	20.7	—	20.7
Settlement of intellectual property litigation	—	—	—	—	(12.0)	—	(12.0)	—
Adjusted EBITDA	$38.3	24.8	12.7	17.7	(9.4)	(13.3)	$41.6	29.2
Percentage of related net sales	16.1%	15.0%	7.7%	19.1%	NA	NA	10.3%	11.3%

Index

The increase in consolidated Adjusted EBITDA, in dollars, during the nine months ended April 30, 2017 as compared to the nine months ended April 30, 2016 is primarily attributable to earnings contributions associated with the TCS acquisition, period-to-period changes in sales mix and gross margin contributions and lower unallocated expenses during the nine months ended April 30, 2017, all of which is discussed above. The decrease in consolidated Adjusted EBITDA, as a percentage of consolidated net sales, during the nine months ended April 30, 2017 as compared to the nine months ended April 30, 2016 is primarily attributable to overall product mix changes resulting primarily from the TCS acquisition, in particular, the inclusion of net sales related to TCS government solutions, which have historically had lower gross margins than Comtech’s legacy products. The increase in our Commercial Solutions segment's Adjusted EBITDA, in dollars and as a percentage of related segment net sales, was primarily attributable to an increase in this segment's net sales and slightly higher gross margins, as discussed above. The decrease in our Government Solutions segment's Adjusted EBITDA, in dollars and as a percentage of related segment net sales, was primarily driven by the inclusion of net sales related to TCS government solutions, which have historically had lower gross margins than Comtech’s legacy products, as discussed above.

We believe that consolidated Adjusted EBITDA (in dollars) for our fourth quarter of fiscal 2017 will be the highest of any quarter in fiscal 2017. We expect Adjusted EBITDA to approximate 12.0% of our consolidated net sales for fiscal 2017.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased to $58.8 million at April 30, 2017 from $66.8 million at July 31, 2016, a decrease of $8.0 million. The decrease in cash and cash equivalents during the nine months ended April 30, 2017 was driven by the following:

•
Net cash provided by operating activities was $43.7 million for the nine months ended April 30, 2017 as compared to $12.3 million for the nine months ended April 30, 2016. The period-over-period increase in cash flow from operating activities is attributable to overall changes in net working capital requirements, the timing of billings and payments and the inclusion of the TCS business.

•
Net cash used in investing activities for the nine months ended April 30, 2017 was $6.2 million as compared to $283.6 million for the nine months ended April 30, 2016. The period-over-period decrease in net cash used in investing activities is primarily due to the payment of $280.5 million related to the acquisition of TCS in February 2016, net of cash acquired.

•
Net cash used in financing activities was $45.4 million for the nine months ended April 30, 2017 as compared to net cash provided of $189.5 million for the nine months ended April 30, 2016. During the nine months ended April 30, 2017, we made $18.3 million of net payments under our Revolving Loan Facility and made $10.5 million of principal repayments related to our Term Loan Facility and capital lease obligations. During the nine months ended April 30, 2016, $351.9 million of proceeds were received from the borrowings under our Secured Credit Facility which was partially offset by a payment of $134.1 million for debt assumed in connection with the acquisition of TCS. This TCS debt was paid on the closing date of the acquisition or, in the case of TCS's 7.75% convertible senior notes, shortly after we closed the acquisition. During the nine months ended April 30, 2016, we also paid $10.1 million of debt issuance costs associated with the Secured Credit Facility and made our first mandatory principal payment. During the nine months ended April 30, 2017 and 2016, we paid $16.5 million and $14.5 million, respectively, in cash dividends to our shareholders.

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

We acquired TCS on February 23, 2016 and entered into a five-year Secured Credit Facility, as amended, which is described below, in further detail, in the section entitled “Liquidity and Capital Resources - Financing Arrangements - Secured Credit Facility.” The Secured Credit Facility, as amended, is also discussed in “Notes to Condensed Consolidated Financial Statements - Note (10) - Secured Credit Facility.”

Index

As of April 30, 2017, our material short-term cash requirements primarily consist of: (i) quarterly interest payments and principal repayments associated with the Secured Credit Facility, as amended, (ii) capital lease obligations and operating lease commitments, (iii) our ongoing working capital needs, including income tax payments and (iv) accrued quarterly dividends.

In June 2016, we sold 7.1 million shares of our common stock in a public offering at a price of $14.00 per share, resulting in proceeds to us of $95.0 million, net of underwriting discounts and commissions. As of April 30, 2017 and June 7, 2017, an aggregate registered amount of $75.0 million under our existing Shelf Registration Statement filed with the SEC remains available for sale of various types of securities, including debt.

As of April 30, 2017 and June 7, 2017, we were authorized to repurchase up to an additional $8.7 million of our common stock, pursuant to our current $100.0 million stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. There were no repurchases of our common stock during the nine months ended April 30, 2017 and 2016.

On October 6, 2016, our Board of Directors declared a dividend of $0.30 per common share, which was paid on November 22, 2016. On both December 7, 2016 and March 8, 2017, our Board of Directors declared a dividend of $0.10 per common share, which were paid on February 17, 2017 and May 18, 2017, respectively. On June 7, 2017, our Board of Directors declared a dividend of $0.10 per common share, payable on August 18, 2017 to stockholders of record at the close of business on July 17, 2017. Future dividends remain subject to compliance with financial covenants under our Secured Credit Facility as well as Board approval.

Our material long-term cash requirements primarily consist of mandatory interest payments and principal repayments pursuant to our Secured Credit Facility, as amended, and payments relating to our capital lease obligations and operating lease commitments. In addition, we expect to make future cash payments of approximately $2.6 million related to our 2009 Radyne-related restructuring plan, including accreted interest. For further information regarding our Radyne restructuring plan, see “Notes to Condensed Consolidated Financial Statements – Note (9) - Radyne Acquisition-Related Restructuring Plan.”

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

As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (10) - Secured Credit Facility", on June 6, 2017, we entered into a First Amendment of the Secured Credit Facility (the “June 2017 Amendment”) that is expected to result in increased operating and acquisition flexibility and simplify the calculations of our financial covenants. The June 2017 Amendment resulted in, among other things, that the:

(i)
Consolidated EBITDA definition will now more closely align with our Adjusted EBITDA metric by eliminating favorable adjustments to operating income related to settlements of TCS intellectual property matters;

(ii)
Leverage Ratio will now be calculated on a “gross” basis using the quotient of Total Indebtedness (excluding unamortized deferred financing costs) divided by our trailing twelve months ("TTM") Consolidated EBITDA. The prior Leverage Ratio was calculated on a “net” basis but did not include a reduction for any cash or cash equivalents above $50.0 million;

(iii)
Fixed Charge Coverage Ratio will now include a deduction for all cash dividends, regardless of the amount of our cash and cash equivalents and the related allowable Quarterly Dividend Amount, as defined, will now align with our current quarterly dividend target of $0.10 per common share;

(iv)
Balloon or final payment of the Term Loan Facility, which is not due until February 23, 2021, was reduced by $22.5 million through increased borrowings from the Revolving Loan Facility, which does not expire until February 23, 2021; and

(v)	Leverage Ratios will be adjusted, in certain conditions, to provide for additional flexibility for us to make acquisitions.

Index

In connection with the June 2017 Amendment, there were no changes to: (i) the committed borrowing capacity; (ii) the maturity date; or (iii) interest rates payable (except that the interest rate pricing grid will now be based on the new Leverage Ratio). Also, the June 2017 Amendment did not result in an extinguishment for accounting purposes (as such term is defined in ASC 470 - “Debt”). As a result, deferred financing costs (including incremental fees for the June 2017 Amendment) will continue to be amortized over the remaining maturity term of the Secured Credit Facility.

The terms and financial covenants of the June 2017 Amendment are retroactive to April 30, 2017. Based on the simplified financial covenant calculations described above, our Leverage Ratio was 3.89x TTM Consolidated EBITDA (as compared to a maximum allowable of 4.25x) and our Fixed Charge Coverage Ratio was 1.70x (as compared to a minimum requirement of 1.25x). Assuming we had reduced the borrowings outstanding under the Term Loan Facility at April 30, 2017 by $22.5 million using our cash and cash equivalents, our Leverage Ratio, on a pro-forma basis, would have been 3.52x TTM Consolidated EBITDA for the measurement period ended on April 30, 2017. Based on the aforementioned, we were in full compliance with the retroactive terms and financial covenants in our Secured Credit Facility, as amended.

For our fourth quarter of fiscal 2017, the maximum allowable Leverage Ratio will decrease to 3.75x TTM Consolidated EBITDA. In fiscal 2018, such ratio will decrease further each quarter until reaching 3.00x TTM Consolidated EBITDA in the fourth quarter of fiscal 2018, with no further reductions thereafter. The minimum required Fixed Charge Coverage Ratio of 1.25x will not change for the remaining term of the Secured Credit Facility. Given our expected future business performance, we anticipate maintaining compliance with the terms and financial covenants in our Secured Credit Facility, as amended, for the foreseeable future.

The obligations under the Secured Credit Facility, as amended, are guaranteed by certain of our domestic subsidiaries (the “Subsidiary Guarantors”). As collateral security for amounts outstanding under our Secured Credit Facility, as amended, and the guarantees thereof, we and our Subsidiary Guarantors have granted to an administrative agent, for the benefit of the lenders, a lien on, and first priority security interest in, substantially all of our tangible and intangible assets.

Capitalized terms used but not defined herein have the meanings set forth for such terms in the Secured Credit Facility, dated as of February 23, 2016, and the First Amendment of the Secured Credit Facility, dated as of June 6, 2017, both of which have been documented and filed with the SEC.

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

FINANCING ARRANGEMENTS

Secured Credit Facility
On February 23, 2016, in connection with our acquisition of TCS, we entered into a $400.0 million secured credit facility (the "Secured Credit Facility") with a syndicate of lenders. The Secured Credit Facility comprises a senior secured term loan A facility of $250.0 million (the “Term Loan Facility”) and a secured revolving loan facility of up to $150.0 million, including a $25.0 million letter of credit sublimit (the “Revolving Loan Facility” and, together, with the Term Loan Facility, the “Secured Credit Facilities”), each of which mature on February 23, 2021. The proceeds of these borrowings were primarily used to finance our acquisition of TCS, including the repayment of certain existing indebtedness of TCS. The Term Loan Facility requires mandatory quarterly repayments. During the nine months ended April 30, 2017, we repaid $7.7 million principal amount of borrowings under the Term Loan Facility. Under the Revolving Loan Facility, we had outstanding balances ranging from $41.9 million to $84.9 million during the nine months ended April 30, 2017. As of April 30, 2017, the outstanding balances under the Term Loan Facility and the Revolving Loan Facility were $164.9 million and $65.6 million, respectively.

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

At April 30, 2017, our Secured Credit Facility required that we maintain compliance with various financial covenants including a maximum allowable Leverage Ratio and a minimum required Fixed Charge Coverage Ratio, as such terms were defined. The maximum allowable Leverage Ratio, in simple terms, represented the net difference of Total Indebtedness (excluding unamortized deferred financing costs) less Available Cash (up to $50.0 million) divided by our TTM Consolidated EBITDA. The definition of Consolidated EBITDA was similar to our Adjusted EBITDA metric (which is fully described in "Notes to Condensed Consolidated Financial Statements - Note (15) - Segment Information"); however, Adjusted EBITDA was reduced by favorable adjustments to operating income related to the settlements of certain TCS intellectual property matters (which are discussed in "Notes to Condensed Consolidated Financial Statements - Note (19) - Legal Proceedings and Other Matters"). The minimum required Fixed Charge Coverage Ratio, in simple terms, represented Consolidated EBITDA less cash paid for taxes, capital expenditures and dividends, the result of which was then divided by the sum of scheduled principal debt payments and cash paid for interest, all of the aforementioned calculated on a TTM basis. Further, if we had more than $50.0 million of cash and cash equivalents for any financial covenant measurement period, the Fixed Charge Coverage Ratio would be calculated without a deduction for cash dividends. For the measurement period ended on April 30, 2017, based on these definitions, our Leverage Ratio was 2.56x TTM Consolidated EBITDA (as compared to a maximum allowable of 3.00x) and our Fixed Charge Coverage Ratio was 2.53x (as compared to a minimum requirement of 1.25x) and we were in full compliance with the terms and conditions of our Secured Credit Facility.

On June 6, 2017, we entered into a First Amendment of the Secured Credit Facility (the “June 2017 Amendment”) that is expected to result in increased operating and acquisition flexibility and simplify the calculations of our financial covenants. The June 2017 Amendment resulted in, among other things, that the:

(i)
Consolidated EBITDA definition will now more closely align with our Adjusted EBITDA metric by eliminating favorable adjustments to operating income related to settlements of TCS intellectual property matters;

(ii) Leverage Ratio will now be calculated on a “gross” basis using the quotient of Total Indebtedness (excluding unamortized deferred financing costs) divided by our TTM Consolidated EBITDA. The prior Leverage Ratio was calculated on a “net” basis but did not include a reduction for any cash or cash equivalents above $50.0 million;

(iii) Fixed Charge Coverage Ratio will now include a deduction for all cash dividends, regardless of the amount of our cash and cash equivalents and the related allowable Quarterly Dividend Amount, as defined, will now align with our current quarterly dividend target of $0.10 per common share;

(iv) Balloon or final payment of the Term Loan Facility, which is not due until February 23, 2021, was reduced by $22.5 million through increased borrowings from the Revolving Loan Facility, which does not expire until February 23, 2021; and

(v) Leverage Ratios will be adjusted, in certain conditions, to provide for additional flexibility for us to make acquisitions.

Index

In connection with the June 2017 Amendment, there were no changes to: (i) the committed borrowing capacity; (ii) the maturity date; or (iii) interest rates payable (except that the interest rate pricing grid will now be based on the new Leverage Ratio). Also, the June 2017 Amendment did not result in an extinguishment for accounting purposes (as such term is defined in ASC 470 - “Debt”). As a result, deferred financing costs (including incremental fees for the June 2017 Amendment) will continue to be amortized over the remaining maturity term of the Secured Credit Facility.

The terms and financial covenants of the June 2017 Amendment are retroactive to April 30, 2017. Based on the simplified financial covenant calculations described above, our Leverage Ratio was 3.89x TTM Consolidated EBITDA (as compared to a maximum allowable of 4.25x) and our Fixed Charge Coverage Ratio was 1.70x (as compared to a minimum requirement of 1.25x). Assuming we had reduced the borrowings outstanding under the Term Loan Facility at April 30, 2017 by $22.5 million using our cash and cash equivalents, our Leverage Ratio, on a pro-forma basis, would have been 3.52x TTM Consolidated EBITDA for the measurement period ended on April 30, 2017. Based on the aforementioned, we were in full compliance with the retroactive terms and financial covenants in our Secured Credit Facility, as amended.

For our fourth quarter of fiscal 2017, the maximum allowable Leverage Ratio will decrease to 3.75x TTM Consolidated EBITDA. In fiscal 2018, such ratio will decrease further each quarter until reaching 3.00x TTM Consolidated EBITDA in the fourth quarter of fiscal 2018, with no further reductions thereafter. The minimum required Fixed Charge Coverage Ratio of 1.25x will not change for the remaining term of the Secured Credit Facility. Given our expected future business performance, we anticipate maintaining compliance with the terms and financial covenants in our Secured Credit Facility, as amended, for the foreseeable future.

The obligations under the Secured Credit Facility, as amended, are guaranteed by certain of our domestic subsidiaries (the “Subsidiary Guarantors”). As collateral security for amounts outstanding under our Secured Credit Facility, as amended, and the guarantees thereof, we and our Subsidiary Guarantors have granted to an administrative agent, for the benefit of the lenders, a lien on, and first priority security interest in, substantially all of our tangible and intangible assets.

Capitalized terms used but not defined herein have the meanings set forth for such terms in the Secured Credit Facility, dated as of February 23, 2016, and the First Amendment of the Secured Credit Facility, dated as of June 6, 2017, both of which have been documented and filed with the SEC.

OFF-BALANCE SHEET ARRANGEMENTS

As of April 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

COMMITMENTS

In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of April 30, 2017, will materially adversely affect our liquidity.

At April 30, 2017, cash payments due under long-term obligations (including interest on our Secured Credit Facility), excluding purchase orders that we entered into in our normal course of business, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	Remainder of 2017	2018 and 2019	2020 and 2021	After 2021
Secured Credit Facility, including interest	$265,644	5,597	51,568	208,479	—
Operating lease commitments	48,322	3,726	20,462	12,057	12,077
Capital lease obligations	5,164	918	3,942	304	—
Net contractual cash obligations	$319,130	10,241	75,972	220,840	12,077

As discussed further in “Notes to Condensed Consolidated Financial Statements - Note (10) - Secured Credit Facility," on June 6, 2017, we entered into the June 2017 Amendment to our Secured Credit Facility. In connection with this amendment, the balloon or final payment of the Term Loan Facility, which is not due until February 23, 2021, was reduced by $22.5 million through increased borrowings from the Revolving Loan Facility which is not required to be repaid in full until February 23, 2021.

Index

As discussed further in “Notes to Condensed Consolidated Financial Statements – Note (18) - Stockholders’ Equity,” on June 7, 2017, our Board of Directors declared a dividend of $0.10 per common share, payable on August 18, 2017 to stockholders of record at the close of business on July 17, 2017. Future dividends remain subject to compliance with financial covenants under our Secured Credit Facility as well as Board approval.

At April 30, 2017, we have approximately $3.8 million of standby letters of credit outstanding under our Secured Credit Facility related to our guarantees of future performance on certain customer contracts. Such amounts are not included in the above table.

In the ordinary course of business, we include indemnification provisions in certain of our customer contracts. Pursuant to these agreements, we have agreed to indemnify, hold harmless and reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses related to third-party intellectual property claims. It is not possible to determine the maximum potential amount under these agreements due to a history of nominal claims in the Comtech legacy business and the unique facts and circumstances involved in each particular agreement. As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (19) - Legal Proceedings and Other Matters," TCS is a party to one indemnification matter and we are incurring ongoing legal expenses in connection with this matter. Our insurance policies may not cover the cost of defending indemnification claims or providing indemnification. As a result, pending or future claims asserted against us by a party that we have agreed to indemnify could result in legal costs and damages that could have a material adverse effect on our consolidated results of operations and financial condition.

We have change in control agreements, severance agreements and indemnification agreements with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of our Company or an involuntary termination of employment without cause.

Our Condensed Consolidated Balance Sheet as of April 30, 2017 includes total liabilities of $8.7 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

As further discussed in “Notes to Condensed Consolidated Financial Statements - Note (3) - Adoption of Accounting Standards and Updates,” during the nine months ended April 30, 2017, we adopted:

•
FASB ASU No. 2014-12, which requires that a performance target which affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Our adoption of this FASB ASU did not impact our condensed consolidated financial statements or disclosures.

•
FASB ASU No. 2014-15, which provides guidance about management's responsibility to evaluate whether there is a substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Our adoption of this ASU did not impact our condensed consolidated financial statements or disclosures.

•
FASB ASU No. 2015-11, which simplifies the guidance on the subsequent measurement of inventory other than inventory measured using the last-in, first out or the retail inventory method. This ASU requires in-scope inventory to be subsequently measured at the lower of cost and net realizable value, the latter of which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Our early adoption of this ASU did not have any impact on our condensed consolidated financial statements or disclosures.

•
FASB ASU No. 2016-07, which eliminates the requirement to retroactively adopt the equity method of accounting for an investment as a result of an increase in the level of ownership interest or degree of influence. Our early adoption of this ASU did not have any impact on our condensed consolidated financial statements or disclosures.

Index

•
FASB ASU No. 2016-17, which amends the consolidation guidance on how a reporting entity (that is the single decision maker of a Variable Interest Entity (“VIE”)) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. Our early adoption of this ASU did not have any impact on our condensed consolidated financial statements or disclosures.

•
FASB ASU No. 2016-18, which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Our early adoption of this ASU did not have any impact on our condensed consolidated financial statements or disclosures.

•
FASB ASU No. 2017-01, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Our early adoption of this ASU did not have any impact on our condensed consolidated financial statements or disclosures.

In addition, the following FASB ASUs have been issued and incorporated into the FASB ASC and have not yet been adopted by us as of April 30, 2017:

•
FASB ASU No. 2014-09, issued in May 2014, which replaces numerous requirements in U.S. GAAP, including industry specific requirements, and provides a single revenue recognition model for contracts with customers. The core principle of the new standard is that a company should record revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, FASB ASU No. 2015-14 was issued to defer the effective date of FASB ASU No. 2014-09 by one year. As a result, FASB ASU No. 2014-09 is effective for fiscal years beginning after December 15, 2017 (our fiscal year beginning on August 1, 2018), including interim reporting periods within those fiscal years and can be adopted either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted only as of fiscal years beginning after December 15, 2016 (our fiscal year beginning on August 1, 2017), including interim reporting periods within those fiscal years. In March 2016, April 2016, May 2016 and February 2017 FASB ASU Nos. 2016-08, 2016-10, 2016-12 and 2017-05 were issued, respectively, to clarify certain implementation matters related to the new revenue standard. The effective dates for these ASUs coincide with the effective date of FASB ASU 2014-09. We are evaluating which transition approach to use and the impact of these ASUs on our consolidated financial statements and disclosures.

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

Index

•
FASB ASU No. 2017-09, issued in May 2017, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. This ASU is effective for fiscal years beginning after December 15, 2017 (our fiscal year beginning on August 1, 2018) and early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. This ASU should be applied prospectively to an award modified on or after the adoption date of this ASU. We are evaluating the impact of this ASU on our consolidated financial statements and disclosures.

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

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of April 30, 2017, we had cash and cash equivalents of $58.8 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of April 30, 2017, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

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

We acquired TeleCommunication Systems, Inc. and its subsidiaries ("TCS") on February 23, 2016 and have integrated TCS into our existing internal controls over financial reporting. We continue to make changes and related enhancements to the TCS controls as part of our evaluation of the effectiveness of our internal controls over financial reporting based on the 2013 framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Except for any changes and related enhancements in internal controls related to TCS, there have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	June 7, 2017	By: /s/ Fred Kornberg
Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date:	June 7, 2017	By: /s/ Michael D. Porcelain
Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)