Form 10-K
period 2017-07-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2017-09-27
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2017

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
Yes               No

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ Global Market on January 31, 2017 was approximately $247,917,000.

The number of shares of the registrant’s common stock outstanding on September 22, 2017 was 23,585,941.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of the document listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

Proxy Statement for 2017 Annual Meeting of Stockholders - Part III

i

ii

Note:  As used in this Annual Report on Form 10-K, the terms "Comtech," "we," "us," "our" and "our Company" mean Comtech Telecommunications Corp. and its subsidiaries.

Note About Forward-Looking Statements
This Form 10-K contains "forward-looking statements" including statements concerning the future of our industry, product development, business strategy, continued acceptance of our products, market growth, and dependence on significant customers. These statements can be identified by the use of forward-looking terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue," the negative of these terms, or other similar words or comparable terminology. All statements in this report, other than statements of historical fact, are forward-looking information. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements included in this Form 10-K. However, the risks described in this Form 10-K are not the only risks that we face. Additional risks and uncertainties, not currently known to us or that do not currently appear to be material, may also materially adversely affect our business, financial condition and/or operating results in the future. We describe risks and uncertainties that could cause actual results and events to differ materially in "Risk Factors" (Part I, Item 1A of this Form 10-K), "Quantitative and Qualitative Disclosures about Market Risk" (Part II, Item 7A of this Form 10-K), and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (Part II, Item 7 of this Form 10-K). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

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

As more fully described throughout this Form 10-K, fiscal 2017 turned out to be a successful year for Comtech. We have largely completed the integration of our February 23, 2016 acquisition of TeleCommunication Systems, Inc. ("TCS"), the largest acquisition in our history. The TCS acquisition was transformative for our business and a significant step in our strategy of entering complementary markets and expanding our domestic and international commercial offerings.

Our fiscal 2017 results include a full twelve months of TCS operations and we reported consolidated net sales of $550.4 million, consolidated net income of $15.8 million and Adjusted EBITDA (a Non-GAAP financial measure) of $70.7 million. For a definition and explanation of Adjusted EBITDA, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal 2017 and 2016 - Adjusted EBITDA.” We generated significant cash flows from operations and significantly reduced our long-term indebtedness.

We enter fiscal 2018 with a solid backlog and a pipeline of opportunities that give us reason to be excited about our future prospects. Our Business Outlook for Fiscal 2018 is discussed further in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Outlook for Fiscal 2018."

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

We also use social media channels to communicate with customers and the public about our Company, our products, services and other issues, and we use social media and the Internet to communicate with investors, including information about our stockholder meetings. Information and updates about our Annual Meetings will continue to be posted on our website at www.comtechtel.com in the "Investor Relations" section.

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

Competitive Strengths

The successful execution of our principal corporate strategies is based on our competitive strengths, including the following:

(1)	We Have Significant Exposure to Large, Growing End Markets

We believe Comtech is well positioned to capitalize on some of the most significant emerging technology trends occurring worldwide and that customers around the world will increasingly turn to us to fulfill their needs for secure wireless communications in some of the most demanding environments, including those where traditional communications are unavailable or cost-prohibitive, and in mission-critical scenarios where performance is crucial. These important emerging technology trends include growth in global wireless penetration and mobile data consumption, proliferation of mobile applications requiring trusted location data, the need for public safety agencies to seamlessly connect individuals with first responders, widespread deployment of in-flight connectivity solutions by airlines worldwide, and the rapidly expanding breadth of High Definition ("HD") and 4K broadcasting content.

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

Enterprise Technologies - Our Short-Messaging Service ("SMS") Center software has been used by wireless carrier subscribers to send and receive text or data messages to and from wireless devices for almost two decades. We provide ongoing operational support for our installed base of systems, including administration of system components, system optimization and configuration management. Our systems include our Location Trust Score technology, a unique process we developed to reliably identify a mobile location by generating a "Location Trust Score." Additionally, we offer Location Studio TM, a complete end-to-end location-based services platform for mobile carriers, application developers and enterprises. The platform consists of multiple modular technology suites that provide a rich set of functionalities, including indoor and outdoor positioning, geolocation, mapping, search, routing, navigation, real-time message updates, and analytics. This platform includes Look4TM geo-services which enable customers to build their own applications powered by our location-based technology and a cloud-based positioning engine. We believe the positioning of Location StudioTM is unique in the industry and is an appealing alternative to free consumer-based mapping services which are subject to change by the supplier and which may not meet an enterprise’s privacy and security requirements.

Government Solutions Segment
Command and Control Technologies - We are a key supplier to the U.S. Army for mission critical command and control technology solutions and field support services. We are a prime contractor under several indefinite delivery, indefinite quantity (“IDIQ”) defense contract vehicles, including the: (i) Army’s Global Tactical Advanced Communications Systems ("GTACS") contract, (ii) Defense Information Systems Agency’s Custom SATCOM Solutions ("CS2") contract and (iii) “Complex Commercial SATCOM Solutions” (“CS3”) contract from the General Services Administration. We also provide the U.S. Department of Defense ("DoD") personnel with curriculum development and training services to support cybersecurity workforce development. We currently provide sustainment services to the U.S. Army’s AN/TSC-198 family of communication systems that are commonly referred to as “SNAP” (“Secret Internet Protocol Router (“SIPR”) and Non-secure Internet Protocol Router (“NIPR”) Access Point) Very Small Aperture Terminals (“VSATs”). Additionally, we have provided and expect to continue to provide Blue Force Tracking-1 sustainment services to the U.S. Army well into the future.

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

Our HEIGHTS Networking Platform - In fiscal 2017, we announced the general availability of our HeightsTM Dynamic Network Access Technology ("HEIGHTS"), a potentially revolutionary technology designed to deliver the highest Internet Protocol bits per Hertz in its class, as well as robust reliability. HEIGHTS is an advanced networking platform that combines our most efficient waveforms, compression engines and the ability to provide dynamic bandwidth and power management to meet the demands of customers operating on traditional fixed satellite service systems ("FSS") while providing advantages for customers who plan to transition to high throughput satellite ("HTS") systems in the future. Our HEIGHTS networking platform, a successor to our advanced VSAT series of products, is ideally suited for cellular backhaul, universal service obligation networks and other applications that require high performance in a hub-spoke environment.

Our New Line of SLM-5650B Satellite Modems - During the fourth quarter of fiscal 2017, the U.S. Space and Naval Warfare System Command, in support of the Program Executive Office for Command, Control, Communications, Computer and Intelligence, publicly announced its intention to sole-source a five year, IDIQ contract to procure our SLM-5650B satellite modems and upgrade kits. There are over eight-hundred older generation modems currently utilized by multiple Navy programs and our new modems and related upgrade kits will meet critical Navy requirements. We believe no other competitor responded to the Navy’s Request for Proposal (“RFP”) and that we are the only company in the world that is able to meet the Navy’s requirements.

Our Gallium Nitride Based Amplifiers - These amplifiers, which incorporate Gallium Nitride ("GaN") technololgy, offer an efficient size, weight and power profile affording customers more power with higher efficiency. With continued technology evolution in the GaN semiconductor marketplace, we have successfully developed solid-state products with our GaN semiconductor partners that are achieving power levels of traditional tube amplifier products. We believe this will create opportunities to replace difficult to utilize amplifiers which use antiquated technology and are more expensive to operate. In the first quarter of fiscal 2017, we introduced a new series of high-power GaN SSPAs which we believe are more compact and significantly more efficient than other SSPAs on the market, making them ideal for transportable and mobile applications where power draw matters. These new SSPAs include: our new XTLIN-200K SSPA which covers 13.75 to 14.5 GHz Ku-band with a minimum of 200W of linear power; our new XTLIN-100K SSPA which also covers 13.75 to 14.5 GHz Ku-band but with a minimum of 100W of linear power and which allows easy conversion from X-band to Ku-band; and our new XTLIN-200X SSPA which can be used for tactical X-band and which offers a minimum of 200W of linear power. We believe these new product introductions will meet the needs of our customers for many years ahead.

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

We have long standing relationships with U.S.-based telecommunications companies, including Verizon Wireless and AT&T, through various divisions, directly and through channels.

We believe the TCS acquisition has further strengthened our relationship with the U.S. government, given its prime position on key contracts. Prior to the acquisition, Comtech and TCS had worked together for a number of years to offer the U.S. military a troposcatter system in a transportable flyaway configuration (known as the AN/TCS-198(V3) or SNAP-3T) which is capable of providing seamless compatibility and interoperability with legacy-fielded over-the-horizon microwave systems. Over time, we hope to utilize these prime contracts to facilitate procurement by the U.S. government for our satellite earth station and over-the-horizon microwave equipment and systems, given the ever increasing amount of Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (also known as "C4ISR") information that is being generated.

Our Two Business Segments

We manage our business through two reportable operating segments: Commercial Solutions and Government Solutions. Our corporate senior management team supports the business segments by, among other things, actively seeking to exploit potential synergies that exist between the segments, including in areas such as manufacturing, technology, sales, marketing and customer support.

In fiscal 2017, our Commercial Solutions segment contributed 60.1% of our consolidated net sales and our Government Solutions segment contributed 39.9% of our consolidated net sales. Additional financial information about our business segments, including net sales, operating income, Adjusted EBITDA (a Non-GAAP financial measure), total assets, and our operations outside the United States, is provided in "Notes to Consolidated Financial Statements - Note (13) Segment Information" included in "Part II - Item 8. - Financial Statements and Supplementary Data."

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

Key Markets and Technology Solutions
Communication Technologies

We offer communication technologies with particular expertise in the satellite communications industry, which is undergoing a period of significant growth and rapid technological change. Our Commercial Solutions segment manufactures most of the satellite-based communication equipment we sell to our customers including equipment sold by our Government Solutions segment.

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

We believe that Comtech is well positioned to capitalize on this industry growth and change through sales of our market leading, high performance communication technologies and products, including our SCPC satellite modems, solid-state amplifiers and our HEIGHTS networking platform. Examples of end-market applications that are driving demand for our satellite-based communication technologies include:

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

•
New High Throughput Satellites. There are literally more than 100 new High Throughput Satellite ("HTS") payloads expected to launch over the next decade which we believe is expected to lead to increasingly complex satellite networks. As service providers work to offer connectivity to these high-speed, high-bandwidth satellites and expand their networks to handle the demand for new HTS applications, we believe they will require new installations and upgrades of equipment.

•
High Definition and Ultra-High Definition Broadcasting. In recent years, consumers have purchased millions of High Definition televisions and Ultra-High Definition or "4K" televisions. We believe this will require a significant amount of satellite bandwidth, which is expected to require satellite service providers to upgrade equipment and find new ways to manage the cost and transmission efficiency of their networks. We believe that these requirements will drive increased demand for new SCPC-based modems, our Ka-frequency based 500 Watt TWTA, our HEIGHTS products and our SuperPowerTM TWTAs, which can double TWTA output power and provide direct replacement for bandwidth deficient KPAs.

•
In-Flight Connectivity. Consumer demand for anytime, anywhere connectivity is rapidly rising. As a result, airlines worldwide are deploying in-flight connectivity and entertainment systems. The deployment of in-flight connectivity and entertainment systems by airlines around the world is creating opportunities for us to serve as a key supplier of amplifier components used for in-flight Ku-band connectivity systems. As airlines move to offer higher speed satellite-based connectivity, we believe this market will experience solid demand over the next few years.

Safety and Security Technologies

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

We intend to continue to invest in and upgrade our 911 capabilities as we believe this market will grow from current levels. We believe our existing customer base has a need for NG911 systems, including 911 text messaging services, advanced data, real-time photos, and other types of information sharing over IP networks. We believe the Commerce Department’s FirstNet system, a nationwide LTE broadband network for over five million first responders, which encompasses police departments, fire departments, the National Guard, and other emergency service providers using the 700MHz spectrum will facilitate sales of our NG911 systems. Additionally, over time, we believe we can provide systems integration, satellite and location infrastructure terminals, and linkage to NG911 Emergency Services IP Networks ("ESInet"). Although the sales cycle is lengthy and difficult to predict, we believe the market for NG911 products will grow from current levels. As a result, we have implemented and will continue to implement pilot programs of our market leading U.S. solutions in foreign countries. Our NG911 solutions have been deployed since 2006 and are utilized by literally millions of people in more than 30 states. Key E911 capability upgrades include: Text-to-911, indoor location accuracy and multimedia messaging.

Enterprise & Trusted Location™ Technologies

We offer enterprise application technologies including location-based technology such as Trusted LocationTM, Look4TM, Indoor Location, text messaging platforms, and VirtuMedix®. These technologies are included in some of our Safety and Security Technologies solutions as well.

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

Key Markets and Technology Solutions
Our Government Solutions segment offers integrated satellite equipment and designs, installs and operates data networks that integrate computing and communications (including both satellite and terrestrial links) and field support. In addition, our Government Solutions segment provides ongoing network operation and management support services including project management and fielding and maintenance solutions related to satellite ground terminals and related systems.
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
We offer solutions to help close the security gap in an era of information-based, network-centric warfare. U.S. and foreign governments use our over-the-horizon microwave systems to, among other things, transmit radar tracking and air defense information and to connect remote border locations. We also offer satellite transceivers used by militaries to track and communicate with friendly forces, and we offer cybersecurity training. Our amplifiers support high capacity U.S. military satellite systems and our narrow-band solid state amplifier products are a key component in communications systems used to support U.S. special operations forces. In addition, advanced UAVs use our integrated solid state products as part of their data link systems. U.S. and foreign military customers use our solid state amplifiers in a variety of electronic warfare systems such as jamming, broadcasting and deception in addition to simulation, communication, radar, counter measure and IFF systems.
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
Troposcatter Technologies
Over-the-horizon microwave systems, sometimes referred to as troposcatter systems, are extremely reliable and secure. Over-the-horizon microwave communication is a cost-effective, secure alternative to satellite communication as it does not require the leasing of expensive satellite transponder space with its attendant recurring costs. Traditional end-users of our troposcatter equipment have included the U.S. government and foreign governments that utilize our systems to, among other things, transmit radar tracking, run C4ISR applications, and connect remote border locations. Additionally, energy companies use our systems to enable communication links for offshore oil rigs and other remote locations, as well as for exploration activities. Our over-the-horizon microwave systems, which include our patented forward error correction technology, can transmit video and other broadband applications at throughputs of up to 50 megabits per second ("Mbps").

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
The medical industry is also making use of our technologies in oncology and hypothermic cancer treatment systems. These systems improve treatment precision, reduce marginal costs and allow for higher insurance reimbursement rates. These increased reimbursement levels are strong incentives to upgrade facilities with the latest available technologies.
Over time, as a result of the TCS acquisition, we expect to be able to compete for a larger number of government contracts due to our increased scale, prime contracting experience, key past performance qualifications and broader technology resources. Furthermore, TCS has historically procured certain modems and amplifiers used in its equipment from third parties. We are currently in the process of having our equipment certified for inclusion on these programs, which will allow us to displace existing third party providers and control and enhance overall system performance.

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
Cybersecurity training

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

Domestic and international defense customers, as well as U.S. and foreign governments, prime contractors and system suppliers such as Harris Corporation, General Dynamics Corporation, L-3 Communications, Raytheon Company and ViaSat Inc.

Satellite broadcasters, such as The DIRECTV Group and EchoStar Corporation.

End-customers also include AT&T Inc., BT Group plc., China Mobile Limited, Century Link, Comcast Corporation, Intelsat, Ltd., Globecomm Systems, Inc., Nokia Corporation, O3b Networks, Qualcomm Incorporated, Sprint Corporation and Verizon Communications, Inc.

U.S. Army logistics community, the U.S. Army war-fighter community, foreign governments, the U.S. Navy, prime contractors to the U.S. Armed Forces and NATO.

Domestic and international defense customers, prime contractors and system suppliers such as Raytheon Company, Exelis Inc., Lockheed Martin Corporation, Telephonics, Inc. and Thales Group.

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

On February 23, 2016, we acquired TCS, a leading provider of commercial solutions (such as public safety systems and enterprise application technologies) and government solutions (such as command and control (C4ISR) applications). The TCS acquisition has an aggregate purchase price for accounting purposes of $340.4 million (also referred to as the transaction equity value) and an enterprise value of $423.6 million. The TCS acquisition was the largest acquisition in our history and resulted in Comtech entering complementary markets and expanding our domestic and international commercial offerings. TCS is a wholly-owned subsidiary of Comtech. Our financial results for fiscal 2017 include a full year of TCS operations and for fiscal 2016 include approximately five months of TCS operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion. Because our historical results prior to February 23, 2016 do not include TCS, you should not rely on period-to-period comparisons as an indicator of our future performance as these comparisons may not be meaningful.

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

In addition, we also leverage our relationships with larger companies to market our commercial systems. These indirect sales relationships include AT&T, CenturyLink, and Nokia Corporation. We have Cisco certifications which enhance our ability to co-sell with Cisco’s sales force.

We are pre-qualified as an approved vendor for certain government contracts, and some of our products and services are available to government customers via the General Services Administration’s Information Technology Schedule 70, GTACS, CS2, CS3 and the Space and Naval Warfare Foreign Military Sales contract vehicles. We collaborate in sales efforts under various arrangements with integrators. Our marketing efforts also include advertising, public relations, speaking engagements and attending and sponsoring industry conferences.

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

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Fiscal Years Ended July 31,
	2017	2016	2015	2017	2016	2015	2017	2016	2015
	Commercial Solutions			Government Solutions			Consolidated
U.S. government	15.1%	25.0%	29.3%	59.2%	65.0%	33.2%	32.7%	40.8%	30.6%
Domestic	54.4%	40.6%	15.9%	15.5%	11.6%	7.9%	38.9%	29.2%	13.2%
Total U.S.	69.5%	65.6%	45.2%	74.7%	76.6%	41.1%	71.6%	70.0%	43.8%

International	30.5%	34.4%	54.8%	25.3%	23.4%	58.9%	28.4%	30.0%	56.2%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the DoD, intelligence and civilian agencies such as Homeland Security and the General Services Administration, as well as sales directly to or through prime contractors.

Domestic sales include sales to U.S state and local governments.

International sales for fiscal 2017, 2016 and 2015 (which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers) were $156.5 million, $123.5 million and $172.7 million, respectively. When we sell internationally, we denominate virtually all of our contracts in U.S. dollars. Some of our sales to international customers are paid for by letters of credit or on an open account. From time to time, some of our international customers may require us to provide performance guarantees.

For fiscal 2017 and 2016, except for the U.S. government, no other customer or individual country (including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country) represented more than 10% of consolidated net sales. Sales to a U.S. prime contractor customer represented 13.5% of consolidated net sales for fiscal 2015. Almost all of those sales relate to our North African country end-customer.

As a result of the TCS acquisition, we believe that domestic net sales as a percentage of our consolidated net sales in future periods will be significantly higher than it was in periods prior to the TCS acquisition, due to the inclusion in consolidated net sales of safety and security technology solutions (such as 911 call routing) which are primarily sold to U.S. domestic customers.

Backlog

Our backlog as of July 31, 2017 was $446.2 million (of which $289.0 million was attributed to the Commercial Solutions segment and $157.2 million was attributed to the Government Solutions segment). We expect that a significant portion of the backlog as of July 31, 2017 will be recognized as sales during fiscal 2018.

At July 31, 2017, 22.7% of our backlog consisted of U.S. government contracts, subcontracts and government funded programs, 16.3% consisted of orders for use by international customers (including sales to U.S. domestic companies for inclusion in products that will be sold to international customers) and 61.0% consisted of orders for use by U.S. commercial customers.

Our backlog consists of orders (sometimes referred to herein as bookings) that we believe to be firm; however, almost all of the contracts in our backlog (including firm orders previously received from the U.S. government) are subject to modification, cancellation at the convenience of the customer or for default in the event that we are unable to perform under the contract. Backlog that is derived from U.S. government orders relates to U.S. government contracts that have been awarded, signed and funded. Backlog for our U.S. government customers also includes amounts appropriated by Congress and allotted to the contract by the procuring government agency. Our backlog does not include the value of options that may be exercised in the future on multi-year contracts, nor does it include the value of additional purchase orders that we may receive under indefinite delivery/indefinite quantity ("IDIQ") contracts or basic ordering agreements.

In some cases, such as contracts received from large U.S. based telecommunication companies, our backlog is computed by multiplying the most recent month’s contract or revenue by the months remaining under the existing long-term agreements, which we consider to be the best available information for anticipating revenue under those agreements.

A significant portion of the backlog from our U.S. commercial customers relates to large, multi-year contracts to provide state and local governments (and their agencies) with safety and security solutions. Although the contracts themselves represent legal, binding obligations of these governments, funding is often subject to the approval of budgets (for example, on an annual or bi-annual basis). Although funding for these multi-year contracts are dependent on future budgets being approved, we include the full estimated value of these large, multi-year contracts in our backlog given the critical nature of the services being provided and the positive historical experience of our state and local government customers passing their respective budgets.

There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual recognition of revenue on contracts included in backlog may never occur or may change because a program schedule could change, the program could be canceled, a contract could be reduced, modified or terminated early, funding may not be included in future budgets, or an option that we had assumed would be exercised is not exercised.

Variations in backlog from time to time are attributable, in part, to changes in sales mix, the timing of contract proposals, and the timing of contract awards and delivery schedules on specific contracts. A large majority of the solutions in our communication technologies product line operate under short lead times. Our Government Solutions segment backlog is highly influenced by the nature and timing of orders received from the U.S. government, which is subject to unpredictable funding, deployment and technology decisions. As a result, we believe our backlog and orders, at any point in time, are not necessarily indicative of the total sales anticipated for any particular future period.

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

Internal research and development expenses are reported as research and development expenses for financial reporting purposes and were $54.3 million, $42.2 million and $35.9 million in fiscal 2017, 2016 and 2015, respectively, representing 9.9%, 10.3% and 11.7% of total consolidated net sales, respectively, for these periods. Customer-funded research and development activities relate to the adaptation of our basic technology to specialized customer requirements which is recoverable under contracts and is reflected in net sales with the related costs included in cost of sales. Certain of our government customers contract with us from time to time to conduct research on telecommunications software, equipment and systems. During fiscal 2017, 2016 and 2015, we were reimbursed by customers for such activities in the amounts of $27.1 million, $17.4 million and $9.2 million, respectively.

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

Listed below, in alphabetical order, are some of our competitors in each of our two business segments:

Commercial Solutions - Airbus DS Communications, Advantech Wireless Inc., CalAmp Corp., COM Dev International Ltd. (a subsidiary of Honeywell, Inc.), Comverse Technology Inc. (a subsidiary of Mavenir Systems, Inc.), CPI International, Inc., Datum Systems, Inc., 8x8 Inc., Motorola Solutions, Inc., Ericsson LM Telephone Co., Gilat Satellite Networks Ltd., Google Inc., Harris Corporation, iDirect, Inc., Intermap Technologies Corp., Iridium Communications Inc., KVH Industries Inc., Mavenir Systems, Inc. (formerly Xura, Inc.), Newtec, Nokia Networks, NovelSat, Orbcomm, Inc., Paradise Datacom LLC (a subsidiary of Teledyne Corporation), Solacom Technologies Inc., Telenav, Inc., ViaSat, Inc. and West Corporation.

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

Employees

At July 31, 2017, we had 1,813 employees (including temporary employees and contractors), 1,075 of whom were engaged in production and production support, 386 in research and development and other engineering support, and 352 in marketing and administrative functions. None of our U.S. based employees are represented by a labor union. We believe that our employee relations are good.

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

In fiscal 2017, $180.0 million or 32.7% of our consolidated net sales were to the U.S. government (including sales to prime contractors to the U.S. government). Of this amount, firm fixed-price and cost-reimbursable type contracts (including fixed-fee, incentive-fee and time and material type contracts) accounted for approximately $135.4 million and $44.6 million, respectively.

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

Our international sales are subject to U.S. and foreign regulations such as the Arms Export Control Act, the International Emergency Economic Powers Act ("IEEPA"), the International Traffic in Arms Regulations ("ITAR"), the Export Administration Regulations ("EAR") and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control ("OFAC"). If we are unable to receive appropriate export authorizations in the future, we may be prohibited from selling our products and services internationally, which may limit our sales and have a material adverse effect on our business, results of operations and financial condition. We must comply with all applicable export control laws and regulations of the U.S. and other countries. Certain of our products and systems may require licenses from U.S. government agencies for export from the U.S., and some of our products are not permitted to be exported. In addition, in certain cases, U.S. export controls also severely limit unlicensed technical discussions, such as discussions with any persons who are not U.S. citizens or permanent residents. As a result, in cases where we may need an export license, our ability to compete against a non-U.S. domiciled foreign company that may not be subject to the same U.S. laws may be materially adversely affected. In addition, we are subject to the Foreign Corrupt Practices Act ("FCPA") and other local laws that generally bar bribes or unreasonable gifts to foreign governments or officials. Violations of these laws or regulations could result in significant sanctions, including disgorgement of profits, fines, and criminal sanctions against us, our officers, our directors, or our employees, more onerous compliance requirements, more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. A violation of any of the regulations enumerated above could materially adversely affect our business, financial condition and results of operations. Additionally, changes in regulatory requirements which could further restrict our ability to deliver services to our international customers, including the addition of a country to the list of sanctioned countries under the IEEPA or similar legislation could negatively impact our business.

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

In October 2014, we self-disclosed to OFAC that we learned during a routine assessment of the adequacy of our export control compliance procedures that we had inadvertently neglected to obtain an OFAC license for a shipment of modems to a Canadian customer who, we learned after the transaction had begun, intended to incorporate our modems in a communication system the ultimate end user of which was the Sudan Civil Aviation Authority.  OFAC regulations prohibit U.S. persons from doing business directly or indirectly in Sudan and from facilitating transactions by non-U.S. persons which would be illegal if done by a U.S. person.  In late 2015, OFAC issued an administrative subpoena to us seeking further information about the previous voluntarily disclosed transaction and any other transactions involving Sudan. We responded to the subpoena, including alerting OFAC to Comtech’s repair of three modems for a customer in Lebanon after which time the modems were rerouted to Sudan without Comtech’s knowledge. OFAC has not responded to our submission of further information and we cannot predict when the agency will complete its review and determine whether any violations occurred. See "Risk Factors - Risks Related to our Business-Our international sales and operations are subject to risks of conducting business in foreign countries, including applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations. We cannot be certain that we will be able to obtain necessary export licenses, and such failure would materially adversely affect our operations."

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

Risks Related to our Business

Our fiscal 2018 business outlook is difficult to forecast and operating results are subject to significant fluctuations and are likely to be volatile.

Our new orders (sometimes referred to herein as bookings), net sales and operating results may vary significantly from period to period due to a number of factors including: sales mix; fluctuating market demand; price competition; new product introductions by our competitors; fluctuations in foreign currency exchange rates; unexpected changes in the timing of delivery of components or subsystems; the financial performance of acquisitions; new accounting standards relating to acquisitions, revenue recognition and leasing; political instability; regulatory developments; changes in income tax rates or tax credits; the price and expected volatility of our stock (which will impact, among other items, the amount of stock-based compensation expense we may record); and general global economic conditions.

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

In fiscal 2016, we completed our acquisition of TeleCommunication Systems, Inc. ("TCS"), the largest acquisition in our history. Fiscal 2016 included five months of TCS operations. Fiscal 2017 included the operations of TCS for a twelve-month period. As such, fiscal 2018 is expected to be the first comparative twelve month fiscal period including TCS operations. Although the integration of TCS into our business is largely complete, our ability to accurately forecast future performance will continue to be dependent upon our ability to fully familiarize ourselves with the variability of the business and environment in which TCS operates. Although we expect to continue to realize strategic, operational and financial benefits as a result of the TCS acquisition, we cannot be certain whether, and to what extent, such benefits will be achieved in the future. In particular, the ongoing success of the TCS acquisition will depend on maintaining the efficiencies and cost savings we have achieved to date, and no assurances can be given that we will be able to continue to do so.

Our ongoing tactical shift in our Government Solutions segment toward pursuing contracts with higher margins may not prove successful.

We continue to execute on our shift in efforts in our Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche products with higher margins. Although we are beginning to see the benefits of this strategy, in the short-term, this strategy has resulted, and may continue to result, in lower net sales and operating income, in dollars, in our Government Solutions segment. Although we believe this tactical shift will ultimately yield higher operating income, in dollars, as well as higher operating income as a percentage of net sales, we may not be able to successfully execute this strategy, which could have a material adverse effect on our business, results of operations and financial condition.

If global economic business and political conditions deteriorate as compared to the current environment, it could have a material adverse impact on our business outlook and our business, operating results and financial condition.

For the past several years, many of the end-markets for our products and services have been significantly impacted by adverse global economic conditions. For example, many of our international end-customers are located in emerging and developing countries that continue to undergo sweeping economic and political changes. Many governments around the world have also cut their spending budgets and are under pressure to further reduce them. In recent years, global oil and natural gas prices plunged, significantly impairing the ability of our customers in the oil and gas producing regions of the world to invest in telecommunications products and infrastructure. Additionally, the relative strength of the U.S. dollar against many international currencies, as compared to several years ago, has negatively impacted the purchasing power for many of our international end-customers because virtually all of our sales are denominated in U.S. dollars. We generate significant sales from Brazil, Russia, India and China as well as other emerging and developing countries.

The business environment in the past several years resulted in the suppression of end-market demand for many of our satellite earth station products. Although economic conditions have improved, we continue to believe that nearly all of our customers are challenged by capital and operating budget constraints and a difficult credit environment. The impact, severity and duration of these conditions are impossible to predict with precision. Many of our international customers (including our Middle Eastern and African customers) rely on European bank financing to procure funding for large systems, many of which include our equipment. We believe that European financing has been and continues to be difficult to obtain. Volatility of interest rates may cause our customers to be reluctant to spend funds required to purchase our equipment or projects could be postponed or canceled.

In 2016, the U.K. held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” As a result of the referendum, it is expected that the British government will negotiate the terms of the U.K.’s future relationships with European Union member states. Adverse consequences concerning Brexit or the European Union could include deterioration in global economic conditions, instability in global financial markets, political uncertainty, volatility in currency exchange rates, or adverse changes in the cross-border agreements currently in place, any of which could have an adverse impact on our financial results in the future.

In the past, our overall business has not been immune from adverse economic conditions. Although business conditions in fiscal 2017 improved as compared to prior years and were relatively stable during fiscal 2017, if political conditions around the world become unstable or additional economic sanctions are imposed on some of our end-customers, it could adversely impact our sales. If business conditions become adverse, our business could be impacted in a number of ways, including:

•
Difficulty in forecasting our results of operations - It is difficult to accurately forecast our results of operations during adverse conditions as we cannot predict the severity or the duration of such conditions or the impact it could have on our current and prospective customers. If our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we anticipate, our business outlook will prove to be inaccurate.

•
Additional reductions in telecommunications equipment and systems spending may occur - Our businesses have been negatively affected by uncertain economic environments in the overall market and, more specifically, in the telecommunications sector. Our customers have reduced their budgets for spending on telecommunications equipment and systems and in some cases postponed or reduced the purchase of our products and systems. In the future, our customers may reduce their spending on telecommunications equipment and systems which would negatively impact both of our operating segments. If this occurs, it would adversely affect our business outlook, net sales, profitability and the recoverability of our assets, including intangible assets such as goodwill.

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

Although the integration of the fiscal 2016 TCS acquisition into our business is largely complete, we may not realize the anticipated benefits from the TCS acquisition, the acquisition may ultimately not be successful and ongoing activity may continue to divert our resources and management attention.

The acquisition of TCS continues to have a number of unique risks, including:

•
We may not be able to continue to manage organizational changes associated with the TCS acquisition - As of February 1, 2016, in connection with the acquisition of TCS, we reorganized our business into two reportable operating segments: Commercial Solutions and Government Solutions. Although this integration is largely complete, we may further change our business and organizational structure and streamline and further consolidate certain business processes to achieve greater operating efficiencies. The acquisition of TCS has significantly expanded the types of products and services that we sell, expanded the businesses in which we engage, and increased the number of facilities we operate, thereby presenting us with significant challenges in managing the substantial increase in scale of our business. These challenges include the integration of a large number of systems, both operational and administrative. We may not be able to successfully manage these organizational changes and the unanticipated disruption to our business that might result from these changes could have a material adverse effect on our business, results of operation and financial condition. In addition, the diversion of our management’s attention to these matters and away from other business concerns could have a material adverse effect on our business, results of operation and financial condition.

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

We have incurred indebtedness under a Secured Credit Facility, and may not be able to service that debt in the future.

In connection with the acquisition of TCS, we entered into a Secured Credit Facility, as amended June 6, 2017, which provides for borrowing availability of up to $400.0 million. As of July 31, 2017, we had approximately $196.5 million of borrowings under the Secured Credit Facility, as amended, of which $139.1 million is from an original $250.0 million Term Loan A and $57.4 million of drawings under a $150.0 million revolving credit line.

The Secured Credit Facility, as amended, requires quarterly payments and repayment in full by February 23, 2021. If we do not have sufficient funds to repay our debt when due, it may be necessary to refinance our debt through additional debt or equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on such refinancing, increases in interest expense could have a material adverse effect on our business, results of operation and financial condition.

If we are unable to meet future debt service obligations or refinance our debt on acceptable terms, we may be forced to dispose of assets on disadvantageous terms, potentially resulting in losses, as we have pledged substantially all of our assets to the lenders as security for our payment obligations.

Our Secured Credit Facility, as amended June 6, 2017, contains various covenants that impose restrictions on us that may limit our ability to plan for or respond to changes in our business and, as a result, may reduce our profitability.

Our Secured Credit Facility, as amended, contains various affirmative and negative covenants that may restrict our ability to, among other things, permit liens on our property, change the nature of our business, transact business with affiliates and/or merge or consolidate with any other person or sell or convey certain of our assets to any one person.

As of July 31, 2017, our Leverage Ratio (as defined in the Secured Credit Facility, as amended) was 2.84x TTM Consolidated EBITDA (as defined in the Secured Credit Facility, as amended) compared to the maximum allowable Leverage Ratio of 3.75x TTM Consolidated EBITDA. In fiscal 2018, the maximum allowable Leverage Ratio will decrease each quarter until reaching 3.00x TTM Consolidated EBITDA in the fourth quarter of fiscal 2018, with no further reductions thereafter. Our Fixed Charge Coverage Ratio (as defined in the Secured Credit Facility, as amended) as of July 31, 2017 was 1.95x compared to the minimum required Fixed Charge Coverage Ratio of 1.25x, which will not change for the remaining term of the Secured Credit Facility, as amended. Given our expected future business performance, we anticipate maintaining compliance with the terms and financial covenants in our Secured Credit Facility, as amended, for the foreseeable future. However, there can be no assurance that we will be able to meet such covenants. Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations. Our substantial debt obligations could impede, restrict or delay the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. For example:

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

Future acquisitions of companies and investments could prove difficult to integrate, disrupt our business, dilute stockholder value or adversely affect operating results or the market price of our common stock.

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

During our fiscal years ended July 31, 2017, 2016 and 2015, sales to the U.S. government (including sales to prime contractors to the U.S. government) were $180.0 million, $167.5 million and $94.0 million or 32.7%, 40.8% and 30.6% of our consolidated net sales, respectively. In addition, a large portion of our existing backlog consists of orders related to U.S. government contracts and our business outlook for fiscal 2018 and beyond depends, in part, on new orders from the U.S. government, which is currently under extreme budgetary pressures.

We rely on particular levels of U.S. government spending on our communication solutions, and our receipt of future orders depends in large part on continued funding by the U.S. government for the programs in which we participate. These spending levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general public policy and political support for this type of spending. Government contracts are conditioned upon the continuing availability of congressional appropriations and Congress’s failure to appropriate funds, or Congress’s actions to reduce or delay spending on, or reprioritize its spending away from, U.S. government programs which we participate in, could negatively affect our results of operations. Because many of the items we sell to the U.S. government are included in large programs realized over a period of several years, it is difficult, if not impossible, to determine specific amounts that are or will be appropriated for our products and services. As such, our assessments relating to the impact of changes in U.S. government spending may prove to be incorrect.

The federal debt limit continues to be actively debated as plans for long-term national fiscal policy are discussed. The outcome of these debates, including sequestration or mandated reductions which are currently in effect, could have a significant impact on defense spending broadly and programs we support in particular. The failure of Congress to approve future budgets and/or increase the debt ceiling of the U.S. on a timely basis could delay or result in the loss of contracts for the procurement of our products and services and we may be asked or required to continue to perform for some period of time on certain of our U.S. government contracts, even if the U.S. government is unable to make timely payments. A decrease in Department of Defense or Department of Homeland Security expenditures, the elimination or curtailment of a material program in which we are involved, or changes in payment patterns of our customers as a result of changes in U.S. government spending could have a material adverse effect on our business, results of operation and financial condition. Considerable uncertainty exists regarding how budget reductions will be applied and what challenges the reductions will present.

Ultimately the U.S. government may be unable to timely complete its budget process or fully agree upon spending priorities. If the U.S. government budget process results in a prolonged shutdown or prolonged operation under a continuing resolution, we may experience delayed orders, delayed payments and declines in net sales, profitability and cash flows. We may experience related supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors. All of the aforementioned conditions and factors could, in the aggregate, have a material adverse effect on our business, results of operation and financial condition. Additionally, cost cutting, efficiency initiatives, reprioritization, other affordability analyses, and changes in budgetary priorities by our governmental customers, including the U.S. government, could adversely impact both of our operating segments. We are unable to predict the impact these or similar events could have on our business, financial position, results of operations or cash flows.

Our contracts with the U.S. government are subject to unique business, commercial and government audit risks.

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

Although we take steps to mitigate our risk with respect to contracts with the U.S. government, we may not be able to do so in every instance for any of the following reasons, among others:

•
Our U.S. government contracts can easily be terminated by the U.S. government - Our U.S. government contracts can be terminated by the U.S. government for its convenience or upon an event of default by us. Termination for convenience provisions provide us with little to no recourse: our potential recovery of costs incurred or costs committed, potential settlement expenses and hypothetical profit on work completed prior to termination.

•
Our U.S. government contracts are subject to funding by the U.S. Congress - U.S. government contracts are conditioned upon the continuing approval by Congress of the necessary funding. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take more than one year. Consequently, at the beginning of a major program, the contract may not be fully funded, and additional monies are normally committed to the contract only if, and when, appropriations are made by Congress for future fiscal years. Delays or changes in funding can impact the timing of awards or lead to changes in program content. We obtain certain of our U.S. government contracts through a competitive bidding process. There can be no assurance that we will win additional contracts or that actual contracts that are awarded will ultimately be profitable.

•
We can be disqualified as a supplier to the U.S. government - As a supplier to the U.S. government, we must comply with numerous regulations, including those governing security, contracting practices and classified information. Failure to comply with these regulations and practices could result in fines being imposed against us or our suspension for a period of time from eligibility for bidding on, or for award of, new government contracts. If we are disqualified as a supplier to government agencies, we would lose most, if not all, of our U.S. government customers and revenues from sales of our products would decline significantly.

In addition, all of our U.S. government contracts can be audited by the Defense Contract Audit Agency ("DCAA") and other U.S. government agencies and we can be subject to penalties arising from post-award contract audits (sometimes referred to as a Truth in Negotiations Act or "TINA" audit) or cost audits in which the value of our contracts may be reduced. If costs are found to be improperly allocated to a specific contract, those costs will not be reimbursed, and any such costs already reimbursed would be required to be refunded. Although we record contract revenues based upon costs we expect to realize upon final audit, we cannot predict the outcome of any such future audits and adjustments and we may be required to materially reduce our revenues or profits upon completion and final negotiation of audits. Negative audit findings could also result in termination of a contract, forfeiture of profits, suspension of payments, fines and suspension or debarment from U.S. government contracting or subcontracting for a period of time.

Our dependence on sales to international customers exposes us to unique business, commercial and export compliance audit risks.

Sales for use by international customers (including sales to U.S. companies for inclusion in products that will be sold to international customers) represented approximately 28.4%, 30.0% and 56.2% of our consolidated net sales for the fiscal years ended July 31, 2017, 2016 and 2015, respectively, and we expect that international sales will continue to be a significant portion of our consolidated net sales for the foreseeable future. These sales expose us to certain risks, including barriers to trade, fluctuations in foreign currency exchange rates (which may make our products less price-competitive), political and economic instability, exposure to public health epidemics, availability of suitable export financing, tariff regulations, and other U.S. and foreign regulations that may apply to the export of our products. Although we take steps to mitigate our risk with respect to international sales, we may not be able to do so in every instance for any of the following reasons, among others:

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

•
We currently price virtually all of our products in U.S. dollars - Today, virtually all of our sales are denominated in U.S. dollars. Over the last few years, the U.S. dollar has strengthened significantly against many international currencies. As such, many of our international customers experienced a drop in their purchasing power as it relates to their ability to purchase our products. To date, we have not materially changed our selling prices and have experienced lower sales volumes. Although monetary conditions in fiscal 2017 improved as compared to recent years, it is possible, that the U.S. dollar will strengthen from current levels against many international currencies. If this occurs, our customers may reduce their spending or postpone purchases of our products and services to a greater extent than we currently anticipate which could have a material adverse effect on our business, results of operation and financial condition.

•
We must comply with all applicable export control laws and regulations of the U.S. and other countries - Certain of our products and systems may require licenses from U.S. government agencies for export from the U.S., and some of our products are not permitted to be exported. In addition, in certain cases, U.S. export controls also severely limit unlicensed technical discussions, such as discussions with any persons who are not U.S. citizens or permanent residents. As a result, in cases where we may need a license, our ability to compete against a non-U.S. domiciled foreign company that may not be subject to the same U.S. laws may be materially adversely affected. U.S. laws and regulations applicable to us include the Arms Export Control Act, the IEEPA, the ITAR, the EAR and the trade sanctions laws and regulations administered by the U.S. Treasury Department's Office of Foreign Asset Control ("OFAC").

•
We must comply with the FCPA and similar laws elsewhere - We are subject to the FCPA and other foreign laws prohibiting corrupt payments to government officials, which generally bar bribes or unreasonable gifts to foreign governments or officials. Violations of these laws or regulations could result in significant sanctions, including disgorgement of profits, fines, criminal sanctions against us, our officers, our directors, or our employees, more onerous compliance requirements, more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. A violation of any of the regulations enumerated above could materially adversely affect our business, financial condition and results of operations. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, agents, or subsidiaries will not violate our policies. Additionally, changes in regulatory requirements which could restrict our ability to deliver services to our international customers, including the addition of a country to the list of sanctioned countries under the IEEPA or similar legislation could negatively impact our business. For the fiscal years ended July 31, 2017, 2016 and 2015, we have conducted virtually no business with states designated as sponsors of terrorism.

•
We must maintain a company-wide Office of Trade Compliance - In the past, we have self-reported violations of ITAR to the DDTC and had an ITAR compliance audit performed by an independent auditor at the request of the DDTC. Although the audit found no violations of ITAR, we committed to the DDTC that we would enhance and maintain certain policies and procedures and we have established a company-wide Office of Trade Compliance. In October 2014, we self-disclosed to OFAC that we learned during a routine assessment of the adequacy of our export control compliance procedures that we had inadvertently neglected to obtain an OFAC license for a shipment of modems to a Canadian customer who, we learned after the transaction had begun, intended to incorporate our modems in a communication system the ultimate end user of which was the Sudan Civil Aviation Authority.  OFAC regulations prohibit U.S. persons from doing business directly or indirectly in Sudan and from facilitating transactions by non-U.S. persons which would be illegal if done by a U.S. person.  In late 2015, OFAC issued an administrative subpoena to us seeking further information about the previous voluntarily disclosed transaction and any other transactions involving Sudan. We have responded to the subpoena, including alerting OFAC to Comtech’s repair of three modems for a customer in Lebanon after which time the modems were rerouted to Sudan without Comtech’s knowledge. OFAC has not responded to our submission of further information and we cannot predict when the agency will complete its review and determine whether any violations occurred. While OFAC could decide not to impose penalties and only issue a no action or cautionary letter, we could face civil and criminal penalties and may suffer reputational harm if we are found to have violated U.S. sanctions laws. Even though we take precautions to prevent transactions with U.S. sanction targets, any such measures, or any new measures we may implement in the future, may be ineffective. As a result, there is risk that in the future we could provide our products to or permit our products to be downloaded or accessed by such targets despite these precautions. This could result in negative consequences to us, including government investigations, penalties and reputational harm.

•
We may be subject to future export compliance audits - We continue to implement policies and procedures to ensure that we comply with all applicable export control laws and regulations. In the future, we may be subjected to compliance audits in the future that may uncover improper or illegal activities that would subject us to material remediation costs, civil and criminal fines and/or penalties and/or an injunction. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these outcomes could, individually or in the aggregate, have a material adverse effect on our business, results of operation and financial condition. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In addition, in order to ship our products into and implement our services in some countries, the products must satisfy the technical requirements of that particular country. If we were unable to comply with such requirements with respect to a significant quantity of our products, our sales in those countries could be restricted, which could have a material adverse effect on our business, results of operation and financial condition.

Our investments in recorded goodwill and other intangible assets could be impaired as a result of future business conditions, a deterioration of the global economy or if we change our reporting unit structure.

As of July 31, 2017, goodwill recorded on our Consolidated Balance Sheet aggregated $290.6 million. Additionally, as of July 31, 2017, net intangibles recorded on our Consolidated Balance Sheet aggregated $261.9 million.

For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, our Government Solutions and Commercial Solutions segment each constitute a reporting unit and we must make various assumptions in determining their estimated fair values. Reporting units are defined by how our President and Chief Executive Officer ("CEO") manages the business, which includes resource allocation decisions. We may, in the future, change our management approach which in turn may change the way we define our reporting units, as such term is defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350 "Intangibles - Goodwill and Other." A change to our management approach may require us to perform an interim goodwill impairment test and possibly record impairment charges in a future period.

In accordance with FASB ASC 350, we perform a goodwill impairment analysis at least annually (in the first fiscal quarter of each fiscal year), unless indicators of impairment exist in interim periods. If we fail the quantitative assessment of goodwill impairment ("quantitative assessment"), pursuant to our adoption of FASB ASU No. 2017-04 in fiscal 2017, we would be required to recognize an impairment loss equal to the amount that a reporting unit's carrying value exceeded its fair value; however, any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

On August 1, 2017 (the first day of our fiscal 2018), we performed our annual quantitative assessment and estimated the fair value of each of our reporting units using a combination of the income and market approaches. Based on our quantitative evaluation, we determined that our Commercial Solutions and Government Solutions reporting units had estimated fair values in excess of their carrying values of at least 17.8% and 52.9%, respectively, and concluded that our goodwill was not impaired and that neither of our two reporting units was at risk of failing the quantitative assessment. It is possible that, during fiscal 2018 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate or our common stock price could decline. A significant decline in our customers' spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform an interim quantitative assessment during fiscal 2018 or beyond. If assumed net sales and cash flow projections are not achieved in future periods or our common stock price significantly declines from current levels, our Commercial Solutions or Government Solutions reporting units could be at risk of failing the quantitative assessment and goodwill and intangibles assigned to the respective reporting units could be impaired.

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2018 (the start of our fiscal 2019). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods.

In addition to our impairment analysis of goodwill, we also review net intangibles with finite lives when an event occurs indicating the potential for impairment. We believe that the carrying values of our net intangibles were recoverable as of July 31, 2017. Any impairment charges that we may record in the future could be material to our results of operation and financial condition.

We could be negatively impacted by a systems failure or security breach through cyber-attack, cyber intrusion or otherwise, by other significant disruption of our IT networks or those we operate for certain customers, or third party data center facilities, servers and related systems.

Similar to all companies in our industry, we are under constant risk of security breaches and other significant attacks on and disruptions of our IT networks and related systems, including third party data center facilities, whether through actual breaches, cyber-attacks or cyber intrusions via the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization. Actual security breaches or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, have increased in recent years and have become more complex. Our IT network and systems, as well as third party data center facilities, have been and, we believe, continue to be under constant attack. We face an added risk of a security breach or other significant disruption to certain of our equipment used on some of our customer’s IT networks and related systems which may involve managing and protecting information relating to national security and other sensitive government functions. We may incur significant costs to prevent and respond to actual breaches, cyber-attacks and other systems disruptions.

As a communications company, and particularly as a government contractor and a provider of 911 systems, we face a heightened risk of a security breach or disruption from actual breaches, cyber-attacks and other threats to gain unauthorized access to our and our customers' proprietary or classified information on our IT networks, third party data center facilities and related systems and to certain of our equipment used on some of our customer’s IT networks and related systems. These types of information and IT networks and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers. Although we make significant efforts to maintain the security and integrity of these types of information and IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that actual security breaches or disruptions will not be successful or damaging. Even the most well protected information, networks, data centers, systems and facilities remain potentially vulnerable because security breaches, particularly cyber-attacks and intrusions, or disruptions have occurred and will occur again in the future. Techniques used in such breaches and cyber-attacks are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. In some cases, the resources of foreign governments may be behind such attacks. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk.

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

In addition, the cost of continually defending against cyber-attacks and actual breaches has increased in recent years and future costs and any or all of the foregoing could have a material adverse effect on our business, results of operation and financial condition.

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

The final determination of tax examinations and any related litigation could be materially different than what is reflected in historical income tax provisions and accruals. Our federal income tax returns for fiscal 2015 and 2016 remain subject to potential future Internal Revenue Service ("IRS") audits. In addition, TCS's federal income tax returns for calendar years 2013 through 2015 and the tax period from January 1, 2016 to February 23, 2016 are subject to potential future IRS audits. In addition to income tax audits, TCS is subject to ongoing state and local tax audits by the Washington State Department of Revenue and the City of Seattle. Although adjustments relating to past audits of our federal tax returns (including the recent audit of fiscal 2014) were immaterial, a resulting tax assessment or settlement for other periods or other jurisdictions that may be selected for future audit could have a material adverse effect on our business, consolidated results of operation and financial condition.

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

As the mobile industry continues to evolve, we believe greater regulation by federal, state or foreign governments or regulatory authorities is likely and we face certain risks including:

•
We must adhere to existing and potentially new privacy rules related to mobile-location based services - We believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing our ability to utilize this information for the purpose of continued improvement of the overall mobile subscriber experience. In order for mobile location products and services to function properly, wireless carriers must locate their subscribers and store information on each subscriber’s location. Although data regarding the location of the wireless user resides only on the wireless carrier’s systems, users may not feel comfortable with the idea that the wireless carrier knows and can track their location. Carriers will need to obtain subscribers’ permission to gather and use the subscribers’ personal information, or they may not be able to provide customized mobile location services which those subscribers might otherwise desire. If subscribers view mobile location services as an annoyance or a threat to their privacy, that could reduce demand for our products and services and have a material adverse effect on our business, results of operation and financial condition.

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

•
The regulatory environment for VoIP services is developing - The FCC has determined that VoIP services are not subject to the same regulatory scheme as traditional wireline and wireless telephone services. If the regulatory environment for VoIP services evolves in a manner other than the way we anticipate, our 911 business would be significantly harmed and future growth of our business would be significantly reduced. For example, the regulatory scheme for wireless and wireline service providers requires those carriers to allow service providers such as us to have access to certain databases that make the delivery of a 911 call possible. No such requirements exist for VoIP service providers, so carriers could prevent us from continuing to provide VoIP 911 service by denying us access to the required databases.

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

Our business is highly competitive, we are reliant upon the success of our partners, and some of our competitors have significantly greater resources than we do, which could result in a loss of customers, market share and/or market acceptance.

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

Our Commercial Solutions segment provides Safety and Security Technologies to various state and local municipalities and to a large extent, we are reliant on the success of our wireless partners and distributors to meet our growth objectives. In some cases, our wireless partners may have different objectives or our distributors may not be successful. For example, in February 2016, AT&T, one of our largest partners publicly announced a new nationwide service that is focused on the adoption of NG911 services and that such new service will be deployed in collaboration with a competitor. In fiscal 2018, we were informed by two of our large distributors that they did not win two large programs which included our NG911 solutions and that AT&T was awarded both programs. Going forward, we intend to continue to work with our partners and expand our direct and indirect sales and distribution channel in this area. If we are not successful in doing so, we may not be able to achieve our long-term business goals.

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

We acquired TCS on February 23, 2016 and have integrated TCS into our existing internal controls over financial reporting. We continue to make changes and related enhancements to the TCS controls as part of our evaluation of the effectiveness of our internal controls over financial reporting. Although we do not expect to experience significant changes in internal control over financial reporting, we may identify significant deficiencies or material weaknesses and incur additional costs in the future.

•
Stock-based compensation accounting standards could negatively impact our stock - Since our inception, we have used stock-based awards as a fundamental component of our employee compensation packages. We believe that stock-based awards directly motivate our employees to maximize long-term stockholder value and, through the use of long-term vesting, encourage employees to remain with us. We apply the provisions of Accounting Standards Codification ("ASC") 718, "Compensation - Stock Compensation," which requires us to record compensation expense in our statement of operations for employee and director stock-based awards using a fair value method. In the first quarter of fiscal 2018, we adopted FASB ASU No. 2016-09 which modified certain aspects of ASC 718, including the requirement to recognize excess tax benefits and shortfalls in the income statement. The ongoing application of this standard will have a significant effect on our reported earnings, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the value of stock-based awards (including long-term performance shares which are subject to the achievement of three-year goals which are based on several performance metrics). The ongoing application of this standard could impact the future value of our common stock and may result in greater stock price volatility. To the extent that this accounting standard makes it less attractive to grant stock-based awards to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could have a material adverse effect on our business, results of operation and financial condition.

•
We must adopt new complex revenue recognition rules - The accounting rules and regulations that we must comply with are complex. Accounting rules and regulations are continually changing in ways that could materially impact our financial statements. The FASB has recently issued new guidance for revenue recognition. The new guidance replaces the prior revenue recognition guidance in its entirety. We have not yet selected a transition method and continue to evaluate the impact that this guidance will have on our business, results of operation and financial condition. This evaluation and the implementation must be completed by August 1, 2018 (our first quarter of fiscal 2019). Due to the complexity of the new standard and our organizational structure, we may not be able to complete such timely. Regardless of the transition method, the application of this new guidance may result in certain adjustments to our financial statements, which could have a material adverse effect on our net income. Because of the uncertainty of the estimates, judgments and assumptions associated with our accounting policies, we cannot provide any assurances that we will not make subsequent significant adjustments to our consolidated financial statements.

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

A significant portion of the backlog from our U.S. commercial customers relates to large, multi-year contracts to provide state and local governments (and their agencies) with safety and security solutions. Although the contracts themselves represent legal, binding obligations of these governments, funding is often subject to the approval of budgets (for example, on an annual or bi-annual basis). Although funding for these multi-year contracts are dependent on future budgets being approved, we include the full estimated value of these large, multi-year contracts in our backlog given the critical nature of the services being provided and the positive historical experience of our state and local government customers passing their respective budgets.

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

Risks from our reliance with these third parties include:

•
The loss of mapping and third party content - The wireless data services provided to our customers are dependent on real-time, continuous feeds from map data, points of interest data, traffic information, gas prices, theater, event and weather information from vendors and others. Any disruption of this third-party content from our satellite feeds or backup landline feeds or other disruption could result in delays in our subscribers’ ability to receive information. We obtain this data that we sell to our customers from companies owned by current and potential competitors, who may act in a manner that is not in our best interest. If our suppliers of this data or content were to enter into exclusive relationships with other providers of location-based services or were to discontinue providing such information and we were unable to replace them cost effectively, or at all, our ability to provide the services of our wireless applications business would be materially adversely affected. Our gross margins may also be materially adversely affected if the cost of third party data and content increases substantially.

•
Third party data centers or third party networks may fail - Many products and services of our advanced communication solutions, in particular our public safety and enterprise technology solutions, are provided through a combination of our servers, which we house at third party data centers, and the networks of our wireless carrier partners. As such, our business relies to a significant degree on the efficient and uninterrupted operation of the third-party data centers we use. Our hosted data centers are currently located in third party facilities located in the Irvine and San Francisco, California areas, and we may use others as required. We also use third party data center facilities in the Phoenix, Arizona area to provide for disaster recovery. Network failures, disruptions or capacity constraints in our third-party data center facilities or in our servers maintained at their location could affect the performance of the products and services of our wireless applications and 911 business and harm our reputation and our revenue. The ability of our subscribers to receive critical location and business information requires timely and uninterrupted connections with our wireless network carriers. Any disruption from our satellite feeds or backup landline feeds could also result in delays in our subscribers’ ability to receive information.

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

•
We rely upon “open-source” software - We have incorporated some types of open-source software into our products, allowing us to enhance certain solutions without incurring substantial additional research and development costs. Thus far, we have encountered no unanticipated material problems arising from our use of open-source software. However, as the use of open-source software becomes more widespread, certain open-source technology could become competitive with our proprietary technology, which could cause sales of our products to decline or force us to reduce the fees we charge for our products, which could have a material adverse effect on our business, results of operation and financial condition.

Indemnification provisions in our contracts could have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

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

In some cases, we have agreed to assume the defense of the case. In others, the Company will negotiate with these customers in good faith because the Company believes its technology does not infringe the cited patents and due to specific clauses within the customer contractual arrangements that may or may not give rise to an indemnification obligation. It is not possible to determine the maximum potential amount the Company may spend under these agreements due to the unique facts and circumstances involved in each particular agreement.

For example, we have accrued certain costs related to Vehicle IP, LLC ("Vehicle IP") which filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware (the "District Court"). TCS is defending our customer. Substantive settlement conversations have occurred but, to date, the parties have been unable to reach a settlement. For additional information, see "Notes to Consolidated Financial Statements - Note (14)(b) Commitments and Contingencies - Legal Proceedings, Other Matters and Final Settlements" included in "Part II - Item 8.- Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K.

The Company's assessments related to indemnification provisions are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. Therefore, it is possible that an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company's consolidated financial statements in a future fiscal period.

We are, from time to time, and could become a party to additional litigation or subject to claims, including product liability claims, relating to our software, government investigations and other proceedings that could cause us to incur unanticipated expenses and otherwise have a material adverse effect on our business, results of operation and financial condition.

We are, from time to time, involved in commercial disputes and civil litigation relating to our businesses. Our agreements with customers may require us to indemnify such customers. Direct claims against us or claims against our customers may relate to defects in or non-conformance of our products, or our own acts of negligence and non-performance. Occasionally, we are called upon also to provide information in connection with litigation involving other parties or government investigations. Product liability and other forms of insurance are expensive and may not be available in the future. We cannot be sure that we will be able to maintain or obtain insurance coverage at acceptable costs or in sufficient amounts or that our insurer will not disclaim coverage as to a future claim. In many cases, we are unable to obtain insurance and are self-insured. Any such claim could have a material adverse effect on our business, results of operation and financial condition.

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

Software products, such as our 911 call handling software solutions, must meet the stringent technical requirements of our customers and we must satisfy our warranty obligations to our customers. Our 911 call handling software product is a small product line, developed by TCS more than ten years ago and older versions of this software remain deployed by certain end-customers. In August 2016, AT&T, a distributor of this small TCS product line informed us that they do not believe we met certain contractual specifications related to performance and usability and has requested a refund of certain payments made by them. Our Consolidated Balance Sheet as of July 31, 2017 includes an estimate of our warranty liability associated with this issue which was determined based on a review of contractual obligations, settlement discussions with AT&T and estimates of costs to enhance the software. We believe our customer support plan, which includes an intention to continue to support end-customers in exchange for an annual customer support fee, has mitigated the negative reputational impact of this issue. In fiscal 2017, we generated approximately $5.5 million of such fees, of which a significant portion was derived from our relationship with AT&T. Sales in fiscal 2018 for this product line are expected to be similar to what we achieved in fiscal 2017. Although we expect to resolve this issue amicably with AT&T, we may not be able to do so.

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

Our businesses rely, in large part, upon our proprietary scientific and engineering know-how and production techniques. We rely on a combination of patent, copyright, trademark, service mark, trade secret and unfair competition laws, restrictions in licensing agreements, confidentiality provisions and various other contractual provisions to protect our intellectual property and related proprietary rights, but these legal means provide only limited protection. Although a number of patents have been issued to us and we have obtained a number of other patents as a result of our acquisitions, we cannot assure you that our issued patents will be upheld if challenged by another party. Additionally, with respect to any patent applications which we have filed, we cannot assure you that any patents will be issued as a result of these applications.

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

Pursuing infringers of our proprietary rights could result in significant litigation costs, and any failure to pursue infringers could result in our competitors utilizing our technology and offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the U.S. Protecting our know-how is difficult especially after our employees or those of our third-party contract service providers end their employment or engagement. Attempts may be made to copy or reverse-engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent the misappropriation of our technology or prevent others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult and expensive. Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. The costs and diversion of resources could significantly harm our business. If we fail to protect our intellectual property, we may not receive any return on the resources expended to create the intellectual property or generate any competitive advantage based on it.

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

Although we have a long history of providing services to many of our wireless carrier partners, from time to time, we routinely perform services without a multi-period contract while we negotiate new and extended contract terms and pricing. These negotiations are complex and may take long periods of time. Ultimately, if we are not successful in obtaining multi-period contract terms, or even a new contract, our revenues could be suddenly and materially reduced.

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

Future issuances of our shares of common stock could dilute a stockholder's ownership interest in Comtech and reduce the market price of our shares of common stock.

In the future we may issue additional securities to raise capital. We may also acquire interests in other companies by using a combination of cash and our common stock or just our common stock. We may also issue securities convertible into our common stock. Any of these events may dilute a stockholder's ownership interest in Comtech and have an adverse impact on the price of our common stock.

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

We have paid quarterly dividends every quarter since September 2010.

Our ability to continue to pay quarterly dividends will depend on our ability to generate sufficient cash flows from operations in the future and maintain compliance with our Secured Credit Facility, as amended. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Future dividends remain subject to compliance with financial covenants under the Company's Secured Credit Facility, as amended, as well as Board approval. Our Board of Directors may, at its discretion, decrease the targeted annual dividend amount or entirely discontinue the payment of dividends at any time.

Additionally, our ability to declare and pay dividends and make other distributions with respect to our capital stock may also be restricted by the terms of our Secured Credit Facility, as amended, and may be restricted by the terms of financing arrangements that we enter into in the future.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Historically, we have not owned any material properties or facilities and have relied upon a strategy of leasing. The following table lists our primary leased facilities at July 31, 2017:

Location		Property Type	Square Footage	Lease Expiration
Commercial Solutions Segment
Tempe, Arizona	(A)	Manufacturing and Engineering	161,000	February 2021
Phoenix, Arizona	(B)	General office (currently vacated)	75,000	October 2018
Seattle, Washington	(C)	Network Operations, R&D, Engineering and Sales	57,000	December 2022
Santa Clara, California	(D)	Manufacturing and Engineering	47,000	April 2019
Various facilities	(E)	Engineering and General Office	35,000	Various
Aliso Viejo, California	(F)	R&D and Engineering	29,000	December 2017
Greenwood Village, Colorado	(F)	Network Operations	17,000	July 2020
Moscow, Idaho	(G)	Support, Engineering and Sales	13,000	February 2020
Annapolis, Maryland	(F)	Support, Engineering and Sales	12,000	July 2019
Fremont, California	(G)	Support, Engineering and Sales	10,000	April 2020
Germantown, Maryland	(H)	Engineering and General Office	6,000	May 2025
			462,000
Government Solutions Segment
Orlando, Florida	(I)	Manufacturing and Engineering	99,000	April 2026
Tampa, Florida	(F)	Manufacturing	46,000	April 2022
Melville, New York	(J)	Manufacturing and Engineering	45,000	December 2021
Torrance, California	(F)	Support, Engineering and Sales	35,000	January 2018
Germantown, Maryland	(H)	Engineering and General Office	26,000	May 2025
Various facilities	(K)	Support, Engineering and Sales	14,000	Various
Richardson, Texas	(F)	R&D and Engineering	13,000	July 2020
Annapolis, Maryland	(F)	Support, Engineering and Sales	12,000	July 2019
Manassas, Virginia	(F)	Support, Engineering and Sales	11,000	November 2017
			301,000
Corporate
Annapolis, Maryland	(F)	General Office and common areas	19,000	July 2019
Melville, New York	(L)	Corporate headquarters and general office	9,600	August 2027
			28,600

Total Square Footage			791,600

(A)
Although primarily used for our satellite earth station product lines, which are part of the Commercial Solutions segment, both of our business segments utilize, from time to time, our high-volume technology manufacturing facilities located in Tempe, Arizona. These manufacturing facilities utilize state-of-the-art design and production techniques, including analog, digital and RF microwave production, hardware assembly and full service engineering. Our leases for these facilities expire from fiscal 2018 through fiscal 2021. We have the option to extend the lease terms for up to an additional five-year period.

(B)
As a result of the August 1, 2008 Radyne acquisition, we also assumed a lease of building space in Phoenix, Arizona that was previously used for manufacturing. In connection with our fiscal 2009 Radyne acquisition restructuring plan, we vacated and subleased this space through October 2015. We are currently seeking to sublease this space.

(C)	Our office in Seattle, Washington is used primarily for servicing and hosting our wireless and VoIP E9-1-1 public safety support services.

(D)
Our Commercial Solutions segment manufactures our traveling wave tube amplifiers in a leased manufacturing facility located in Santa Clara, California. Our Commercial Solutions segment also operates a small office in the United Kingdom with a lease that expires in October 2021.

(E)
Our Commercial Solutions segment also leases an additional twelve facilities, three of which are located in the U.S. The U.S. facilities aggregate 7,000 square feet and are primarily utilized for engineering and general office use. Our Commercial Solutions segment also operates nine small offices in Brazil, Canada, China, India, Singapore, Australia and the United Kingdom, all of which aggregate 28,000 square feet and are primarily utilized for customer support, engineering and sales.

(F)
We have leases for facilities in Annapolis, Maryland, Aliso Viejo, California, and Greenwood Village, Colorado used primarily for the design and development of our software based systems and applications and network operations. Major manufacturing and engineering facilities for our Government Solutions segment are in Tampa, Florida, Torrance, California, Richardson, Texas and Manassas, Virginia. We are currently finalizing plans to move our Aliso Viejo, California and Torrance, California office facilities to new facilities when the current leases expire. In addition, we are in the process of closing our Manassas, Virginia facility.

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

(J)
Our Government Solutions segment manufactures our solid-state, high-power, broadband amplifiers in a 45,000 square foot engineering and manufacturing facility on more than two acres of land in Melville, New York and an 8,000 square foot facility in Topsfield, Massachusetts. We lease the New York facility from a partnership controlled by our President and CEO. The lease provides for our use of the premises as they exist through December 2021 with an option to renew for an additional ten-year period. We have a right of first refusal in the event of a sale of the facility. Our Massachusetts lease is currently on a month-to-month basis.

(K)
Our Government Solutions segment also leases an additional four facilities located in the U.S. that are primarily used for engineering, sales and software development. Our leases for these facilities expire from fiscal 2018 through fiscal 2021.

(L)	Our corporate headquarters are located in an office building complex in Melville, New York. The lease provides for our use of the premises through August 2027.

The terms for all of our leased facilities are generally for multi-year periods and we believe that we will be able to renew these leases or find comparable facilities elsewhere.

ITEM 3.  LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated herein by reference to the "Notes to Consolidated Financial Statements – Note (14)(b) Commitments and Contingencies – Legal Proceedings, Other Matters and Final Settlements" included in "Part II - Item 8.- Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K.

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

	Common Stock
	High	Low
Fiscal Year Ended July 31, 2016
First Quarter	$29.31	20.30
Second Quarter	25.85	17.27
Third Quarter	25.09	18.01
Fourth Quarter	24.93	11.24

Fiscal Year Ended July 31, 2017
First Quarter	$13.84	9.84
Second Quarter	12.81	9.52
Third Quarter	15.25	10.53
Fourth Quarter	19.80	13.75

Dividends

Since September 2010, we have paid quarterly dividends. On October 6, 2016, our Board of Directors declared a dividend of $0.30 per common share, which was paid on November 22, 2016. On December 7, 2016, March 8, 2017 and June 7, 2017, our Board of Directors declared a dividend of $0.10 per common share, which were paid on February 17, 2017, May 19, 2017 and August 18, 2017, respectively.

On September 27, 2017, our Board of Directors declared a dividend of $0.10 per common share, payable on November 17, 2017 to stockholders of record at the close of business on October 18, 2017.

The Board of Directors is currently targeting fiscal 2018 quarterly dividend payments of $0.10 per common share. Future dividends remain subject to compliance with financial covenants under our Secured Credit Facility, as amended, as well as Board approval.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the fiscal year ended July 31, 2017.

As of July 31, 2017 and September 26, 2017, we were authorized to repurchase up to an additional $8.7 million of our common stock, pursuant to a $100.0 million stock repurchase program that was authorized by our Board of Directors. The $100.0 million stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans.

Approximate Number of Equity Security Holders

As of September 22, 2017, there were approximately 819 holders of our common stock. Such number of record owners was determined from our stockholder records and does not include beneficial owners whose shares of our common stock are held in the name of various security holders, dealers and clearing agencies.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table shows selected historical consolidated financial data for our Company.

Detailed historical financial information is included in the audited consolidated financial statements for fiscal 2017, 2016 and 2015.

	Fiscal Years Ended July 31, (In thousands, except per share amounts)
	2017	2016	2015	2014	2013
Consolidated Statement of Operations Data:
Net sales	$550,368	411,004	307,289	347,150	319,797
Cost of sales	332,183	239,767	168,405	195,712	178,967
Gross profit	218,185	171,237	138,884	151,438	140,830

Expenses:
Selling, general and administrative	116,080	94,932	62,680	67,147	63,265
Research and development	54,260	42,190	35,916	34,108	36,748
Amortization of intangibles	22,823	13,415	6,211	6,285	6,328
Settlement of intellectual property litigation	(12,020)	—	—	—	—
Acquisition plan expenses	—	21,276	—	—	—
	181,143	171,813	104,807	107,540	106,341

Operating income (loss)	37,042	(576)	34,077	43,898	34,489

Other expenses (income):
Interest expense	11,629	7,750	479	6,304	8,163
Interest income and other	(68)	(134)	(405)	(913)	(1,167)

Income (loss) before provision for (benefit from) income taxes	25,481	(8,192)	34,003	38,507	27,493

Provision for (benefit from) income taxes	9,654	(454)	10,758	13,356	9,685

Net income (loss)	$15,827	(7,738)	23,245	25,151	17,808

Net income (loss) per share:
Basic	$0.68	(0.46)	1.43	1.58	1.05
Diluted	$0.67	(0.46)	1.42	1.37	0.97

Weighted average number of common shares outstanding – basic	23,433	16,972	16,203	15,943	16,963

Weighted average number of common and common equivalent shares outstanding – diluted	23,489	16,972	16,418	20,906	23,064

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$0.60	1.20	1.20	1.175	1.10

	Fiscal Years Ended July 31, (In thousands)
	2017	2016	2015	2014	2013
Other Consolidated Operating Data:
Backlog at period-end	$446,230	484,005	117,744	133,412	189,742
New orders	512,593	451,278	291,621	290,820	355,600
Research and development expenditures - internal and customer funded	81,310	59,622	45,144	47,211	41,920
Adjusted EBITDA	70,705	48,062	51,761	61,336	52,242

	As of July 31, (In thousands)
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:
Total assets	$832,063	921,196	473,877	473,852	681,815
Working capital	96,833	119,493	236,419	224,656	220,560
Debt, including capital leases	195,802	258,649	—	—	—
Convertible senior notes	—	—	—	—	200,000
Other long-term obligations	2,655	4,105	3,633	4,364	3,958
Stockholders’ equity	480,150	470,401	401,409	396,925	404,062

Non-GAAP Financial Data

This Annual Report on Form 10-K contains a Non-GAAP financial metric titled Adjusted EBITDA for the Company, which represents earnings before income taxes, interest (income) and other expense, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, settlement of intellectual property litigation, acquisition plan expenses, restructuring (benefits) charges related to the wind-down of the microsatellite product line and strategic alternatives analysis expenses. In future periods, we expect to incur expenses similar to the aforementioned items and investors should not infer from our presentation of Adjusted EBITDA that these costs are unusual, infrequent or non-recurring. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Adjusted EBITDA is a Non-GAAP financial measure used by management in assessing Comtech’s operating results. Although closely aligned, Comtech's definition of Adjusted EBITDA is different than the Consolidated EBITDA (as such term is defined in our Secured Credit Facility, as amended) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies, including TeleCommunication Systems, Inc. ("TCS"), prior to our acquisition and, therefore, may not be comparable to similarly titled measures used by other companies. Our Adjusted EBITDA is also a measure frequently requested by Comtech’s investors and analysts.

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

The following is a reconciliation of net income (loss), the most comparable GAAP measure, to Adjusted EBITDA:

	Fiscal Years Ended July 31, (In thousands)
	2017	2016	2015	2014	2013
Adjusted EBITDA:
Net income (loss)	$15,827	(7,738)	23,245	25,151	17,808
Income taxes	9,654	(454)	10,758	13,356	9,685
Interest (income) and other expense	(68)	(134)	(405)	(913)	(1,167)
Interest expense	11,629	7,750	479	6,304	8,163
Amortization of stock-based compensation	8,506	4,117	4,363	4,263	3,130
Amortization of intangibles	22,823	13,415	6,211	6,285	6,328
Depreciation	14,354	9,830	6,525	6,721	7,837
Settlement of intellectual property litigation	(12,020)	—	—	—	—
Acquisition plan expenses	—	21,276	—	—	—
Restructuring (benefits) charges related to the wind-down of microsatellite product line	—	—	—	(56)	458
Strategic alternatives analysis	—	—	585	225	—
Adjusted EBITDA	$70,705	48,062	51,761	61,336	52,242

Our historical results prior to February 23, 2016 do not include TCS; as such, you should not rely on period-to-period comparisons as an indicator of future performance as these comparisons may not be meaningful.

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

On February 23, 2016 (the first month of our third quarter of fiscal 2016), we acquired TeleCommunication Systems, Inc. ("TCS"), a leading provider of commercial solutions (such as public safety systems and enterprise application technologies), and government solutions (such as command and control (also known as Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance ("C4ISR"))) applications. The TCS acquisition was a significant step in our strategy of entering complementary markets and expanding our domestic and international commercial offerings. The integration of TCS was largely completed during fiscal 2017.

We manage our business through two reportable operating segments:

•
Commercial Solutions - serves commercial customers and smaller governments, such as state and local governments, that require advanced communication technologies to meet their needs. This segment also serves certain large government customers (including the U.S. government) that have requirements for off-the-shelf commercial equipment. We believe this segment is a leading provider of satellite communications (such as satellite earth station modems and traveling wave tube amplifiers ("TWTA")), public safety systems (such as next generation 911 ("NG911") technologies) and enterprise application technologies (such as a messaging and trusted location-based technologies).

•
Government Solutions - serves large government end-users (including those of foreign countries) that require mission critical technologies and systems. We believe this segment is a leading provider of command and control applications (such as the design, installation and operation of data networks that integrate computing and communications (including both satellite and terrestrial links), ongoing network operation and management support services including telecom expense management, project management and fielding and maintenance solutions related to satellite ground terminals), troposcatter communications (such as digital troposcatter multiplexers, digital over-the-horizon modems, troposcatter systems, and frequency converter systems) and RF power and switching technologies (such as solid state high-power broadband amplifiers, enhanced position location reporting system (or commonly known as "EPLRS") amplifier assemblies, identification friend or foe amplifiers, and amplifiers used in the counteraction of improvised explosive devices).

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

Our historical results prior to February 23, 2016 do not include TCS. Given the integration of TCS into our business and the joint marketing of our products, historical sales patterns and mix trends are not relevant. As a result, period-to-period comparisons of sales, margins, operating income and Adjusted EBITDA contributions between TCS and Comtech legacy products will not be meaningful and you should not rely on period-to-period comparisons as an indicator of future performance.

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

We also derive a portion of our revenues for advanced communication solutions from contracts and purchase orders where revenue is recorded on delivery of products or performance of services. Such revenues are recognized in accordance with the authoritative guidance contained in FASB ASC 605-25 "Revenue Recognition - Multiple Deliverable Revenue Arrangements" ("FASB ASC 605-25") and, as applicable, FASB ASC 605-20 "Revenue Recognition - Services" ("FASB ASC 605-20") and Accounting Standards Update ("ASU") 2009-14 (FASB ASC Topic 985) "Certain Revenue Arrangements That Include Software Elements." Revenue recognition for multiple-element arrangements requires judgment to determine if multiple elements exist, whether elements can be accounted for as separate units of accounting, and if so, the fair value for each of the elements. In summary, we recognize revenue for each separate unit of accounting when the applicable revenue recognition criteria for each element have been met. We allocate revenue to each separate unit of accounting in a multi-element arrangement based on the relative fair value of each element, using vendor-specific objective evidence ("VSOE") of their fair values, if available. VSOE is generally determined based on the price charged when an element is sold separately. In the absence of VSOE of fair value, the fee is allocated among each element based on third-party evidence ("TPE") of fair value, which is determined based on competitor pricing for similar deliverables when sold separately. When we are unable to establish fair value using VSOE or TPE, we use estimated selling price ("ESP") to allocate value to each element. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold separately. We determine ESP for deliverables by considering multiple factors including, but not limited to, prices we charge for similar offerings, market conditions, competitive landscape, and pricing practices. For multiple element arrangements that contain only software and software-related elements, we allocate the fees to each element based on the VSOE of fair value of each element. Due to the nature of some of the agreements it may be difficult to establish VSOE of separate elements of an agreement; in these circumstances the appropriate recognition of revenue may require the use of judgment based on the particular facts and circumstances.

As discussed further in "Notes to Consolidated Financial Statements - Note (1)(c) Summary of Significant Accounting and Reporting Policies - Revenue Recognition" included in "Part II - Item 8 - Financial Statements and Supplementary Data," we are required to adopt FASB ASU No. 2014-09 in our first quarter of fiscal 2019. This ASU sets forth new revenue recognition guidance and will require us to conform our policies, procedures and disclosures to those required by the new standard.

Impairment of Goodwill and Other Intangible Assets. As of July 31, 2017, goodwill recorded on our Consolidated Balance Sheet aggregated $290.6 million (of which $231.4 million relates to our Commercial Solutions segment and $59.2 million relates to our Government Solutions segment). Additionally, as of July 31, 2017, net intangibles recorded on our Consolidated Balance Sheet aggregated $261.9 million (of which $216.7 million relates to our Commercial Solutions segment and $45.2 million relates to our Government Solutions segment). Each of our two operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

In accordance with FASB ASC 350 “Intangibles - Goodwill and Other,” we perform a goodwill impairment analysis at least annually (in the first quarter of each fiscal year), unless indicators of impairment exist in interim periods. If we fail the quantitative assessment of goodwill impairment ("quantitative assessment"), pursuant to our adoption of FASB ASU No. 2017-04 in fiscal 2017, we would be required to recognize an impairment loss equal to the amount that a reporting unit's carrying value exceeded its fair value; however, any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

On August 1, 2017 (the first day of our fiscal 2018), we performed our annual quantitative assessment using market participant assumptions to determine if the fair value of each of our reporting units with goodwill exceeded its carrying value. In making this assessment, we considered, among other things, expectations of projected net sales and cash flows, assumptions impacting the weighted average cost of capital, trends in trading multiples of comparable companies, changes in our stock price and changes in the carrying values of our reporting units with goodwill. We also considered overall business conditions.

In performing the quantitative assessment, we estimated the fair value of each of our reporting units using a combination of the income and market approaches. The income approach, also known as the discounted cash flow ("DCF") method, utilizes the present value of cash flows to estimate fair value. The future cash flows for our reporting units were projected based on our estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). For purposes of conducting our impairment analysis, we assumed revenue growth rates and cash flow projections that are below our actual long-term expectations. The discount rates used in our DCF method were based on a weighted-average cost of capital ("WACC") determined from relevant market comparisons, adjusted upward for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). A terminal value growth rate was applied to the final year of the projected period and reflected our estimate of stable, perpetual growth. We then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach. Under the market approach, we estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization and factored in a control premium. Finally, we compared our estimates of fair values to our August 1, 2017 total public market capitalization and assessed implied control premiums based on our common stock price of $18.47 as of August 1, 2017.

Based on our August 1, 2017 quantitative evaluation, we determined that our Commercial Solutions and Government Solutions reporting units had estimated fair values in excess of their carrying values of at least 17.8% and 52.9%, respectively, and concluded that our goodwill was not impaired and that neither of our two reporting units was at risk of failing the quantitative assessment. In order to sensitize our goodwill impairment test, we also performed a second analysis using only the income approach and concluded that neither reporting units' goodwill was impaired or at risk of failing the quantitative assessment. It is possible that, during fiscal 2018 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate or our common stock price could decline. A significant decline in our customers' spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform an interim quantitative assessment during fiscal 2018 or beyond. If assumed net sales and cash flow projections are not achieved in future periods or our common stock price significantly declines from current levels, our Commercial Solutions and Government Solutions reporting units could be at risk of failing the quantitative assessment and goodwill and intangibles assigned to the respective reporting units could be impaired. In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2018 (the start of our fiscal 2019). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangible assets with finite lives when an event occurs indicating the potential for impairment. We believe that the carrying values of our net intangible assets were recoverable as of July 31, 2017. Any impairment charges that we may record in the future could be material to our results of operation and financial condition.

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

There exist inherent risks and uncertainties in estimating warranty expenses, particularly on larger or longer-term contracts. In August 2016, AT&T, a distributor of a small TCS product line that we refer to as our 911 call handling software solution, informed us that they do not believe TCS met certain contractual specifications related to performance and usability and had requested a refund of certain payments made by them as well as provide them with software changes at no additional cost. TCS has also sold this software to other customers. Our Consolidated Balance Sheet as of July 31, 2017 includes accrued costs of $5.5 million related to this contingent liability, net of charges incurred to date. This amount reflects a consideration of contractual obligations as well as an estimate of future costs to resolve this matter with AT&T.

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

Our federal income tax returns for fiscal 2015 and 2016 are subject to potential future Internal Revenue Service ("IRS") audits. None of our state income tax returns prior to fiscal 2013 are subject to audit. TCS's federal income tax returns for calendar years 2013 through 2015 and the tax period from January 1, 2016 to February 23, 2016 are subject to potential future IRS audits. None of TCS's state income tax returns prior to calendar year 2012 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

We continue to monitor our accounts receivable credit portfolio. Our overall credit losses have historically been within our expectations of the allowances established; however, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Measurement of credit losses requires consideration of historical loss experience, including the need to adjust for changing business conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Changes to the estimated allowance for doubtful accounts could be material to our results of operations and financial condition.

Results of Operations

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of our consolidated net sales:

	Fiscal Years Ended July 31,
	2017	2016	2015
Gross margin	39.6%	41.7%	45.2%
Selling, general and administrative expenses	21.1%	23.1%	20.4%
Research and development expenses	9.9%	10.3%	11.7%
Settlement of intellectual property litigation	(2.2)%	—%	—%
Acquisition plan expenses	—%	5.2%	—%
Amortization of intangibles	4.1%	3.3%	2.0%
Operating income (loss)	6.7%	(0.1)%	11.1%
Interest expense (income) and other, net	2.1%	1.9%	—%
Income (loss) before provision for income taxes	4.6%	(2.0)%	11.1%
Net income (loss)	2.9%	(1.9)%	7.5%
Adjusted EBITDA (a Non-GAAP measure)	12.8%	11.7%	16.8%

For a definition and explanation of Adjusted EBITDA, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal 2017 and 2016 - Adjusted EBITDA.”

Business Outlook for Fiscal 2018

Our fiscal 2017 was a successful year. Fiscal 2017 financial results reflect the integration of the TCS business into our operations and were capped by strong fourth quarter net sales and sequentially higher Adjusted EBITDA. During fiscal 2017, we achieved annual:

•	Net sales of $550.4 million;

•	Operating income of $37.0 million;

•	Net income of $15.8 million;

•	Cash flows from operating activities of $66.7 million; and

•	Adjusted EBITDA (a Non-GAAP financial measure discussed below) of $70.7 million.

Our fiscal 2017 Adjusted EBITDA reflects $6.7 million of benefit associated with a fee paid by the U.S. Army to use our BFT-1 intellectual property. Effective April 1, 2017, the U.S. Army retains a limited non-exclusive right to use this intellectual property for no additional payment. Without this fee, Adjusted EBITDA in fiscal 2017 would have been $64.0 million. For a definition and explanation of Adjusted EBITDA, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal 2017 and 2016 - Adjusted EBITDA.”

As of July 31, 2017, our cash and cash equivalents were $41.8 million and our total debt outstanding was $200.6 million (excluding deferred financing costs). Given our strong fiscal 2017 operating cash flows, we have successfully reduced the level of our total indebtedness since the beginning of our fiscal year by $63.7 million. Since the February 23, 2016 acquisition of TCS, we have reduced our total indebtedness by $160.3 million.

We enter fiscal 2018 with solid backlog and a pipeline of opportunities. During fiscal 2017, we achieved a consolidated book-to-bill ratio (a measure defined as bookings divided by net sales) of 0.93 and finished the year with consolidated backlog of $446.2 million. Looking forward, we anticipate that our strong growth prospects will drive an increase in net sales as compared to fiscal 2017. In addition, despite the absence of $6.7 million of BFT-1 intellectual property license fee in fiscal 2018, we are targeting Adjusted EBITDA in a range comparable to the $70.7 million we achieved in fiscal 2017. If market conditions continue to strengthen, enabling us to achieve all of our fiscal 2018 business goals, it is possible that Adjusted EBITDA in fiscal 2018 could exceed the $70.7 million achieved in fiscal 2017. We expect that fiscal 2018 Adjusted EBITDA, as a percentage of consolidated net sales, will be comparable to the 12.8% we achieved in fiscal 2017.

Our optimism for fiscal 2018 is driven by recent momentum on many fronts, including the following:

•
Our Commercial Solutions segment is expected to benefit from increased fiscal 2018 sales of satellite earth station products (which include satellite modems and solid-state power amplifiers ("SSPAs")). We experienced satellite earth station revenue growth to international customers in fiscal 2017, and our international markets continue to show signs of strengthening. In addition, we expect to benefit from recent new product introductions. For instance, during the fourth quarter of fiscal 2017, we announced the general availability of our HeightsTM Dynamic Network Access Technology ("HEIGHTS"), a potentially revolutionary technology designed to deliver the highest Internet Protocol bits per Hertz in its class, as well as robust reliability. HEIGHTS has and will continue to be a cornerstone of our future research and development efforts. To-date, we have announced several important customer wins for this product line and our pipeline of opportunities is growing. As such, we anticipate that fiscal 2018 will be the break-out year for sales of our HEIGHTS products. We also expect incremental fiscal 2018 revenue contributions from our recently introduced series of compact high-power GaN SSPAs, which are ideal for transportable and mobile applications as well as tactical communications. Additionally, sales of our SSPAs used in airborne, in-flight connectivity applications are expected to remain strong.

•
Sales of our satellite earth station products and technologies in our Commercial Solutions segment are also expected to benefit from increased sales to the U.S. government. During the fourth quarter of fiscal 2017, the U.S. Space and Naval Warfare System Command, in support of the Program Executive Office for Command, Control, Communications, Computer and Intelligence, publicly announced its intention to sole-source a five year, indefinite delivery / indefinite quantity ("IDIQ") contract to procure our SLM-5650B satellite modems and upgrade kits. There are over eight-hundred older generation modems currently utilized by multiple Navy programs and our new modems and related upgrade kits will meet critical Navy requirements. We believe no other competitor responded to the Navy’s Request for Proposal ("RFP") and we are expecting to receive a contract award in fiscal 2018, with related shipments occurring in the latter part of the second half of fiscal 2018.

•
We continue to invest in and upgrade our Commercial Solutions segment’s enterprise technology solutions (such as our location and messaging platforms) and safety and security technology solutions (such as our wireless and next generation 911 ("NG911") platforms). These technologies have been deployed around the U.S., are used by wireless carriers to provide Short-Message-Service ("SMS") texts to end-customers and are also used to communicate with 911 public safety answering points ("PSAPs"). We are currently pursuing a number of large multi-year, multi-million dollar NG911 and enterprise and trusted location-based technology solutions opportunities. Although the size and timing of these contract awards are difficult to predict, we are confident that fiscal 2018 will benefit from one or more NG911 awards.

•
We believe we are seeing benefits of our tactical shift in strategy in our Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche solutions with higher margins. Our field-proven technologies and support services are ideally suited to meet the U.S. DoD’s C4ISR needs and we are actively pursuing many opportunities. During the fourth quarter of fiscal 2017, we achieved a quarterly book-to-bill ratio of 1.26 and booked a number of important orders, including: (i) a $14.5 million contract modification from the Defense Information Systems Agency ("DISA") which exercised an option under an existing contract that enables us to continue to provide Ku satellite bandwidth and support services for the U.S. Marine Corps' ("USMC") Tactical Satellite Communications Network; (ii) an $8.6 million contract modification to provide enhanced communications infrastructure for U.S. forces in the Central Command Area of Responsibility; (iii) $6.9 million in orders for our cyber-training solutions; and (iv) $4.1 million in orders for high-power amplifiers and control components from multiple domestic original equipment manufacturers. Fiscal 2018 is expected to reflect sales and operating income contributions from these orders. In addition to these funded orders, we were named a final awardee on a ten-year, $2.5 billion IDIQ contract commonly referred to as “Complex Commercial SATCOM Solutions” (or “CS3”) from the General Services Administration, which allows U.S. federal agencies to purchase end-to-end, turnkey solutions which incorporate commercial satellite solutions. Over time, we would expect to secure new orders from the CS3 contract.

•
Our Government Solutions segment’s strategy to focus efforts on supporting the U.S. Army on a possible next generation Blue Force Tracking ("BFT") program appears to be gaining ground. During the third quarter of fiscal 2017, we received a new $42.7 million five-year contract to provide the U.S. Army with continued BFT-1 sustainment support, for which we have received $7.7 million of funding to-date. We were also awarded a sole-source firm-fixed price IDIQ contract to provide BFT-1 aviation transceivers to the Defense Logistics Agency ("DLA") and have received $4.2 million of funded orders to-date. We believe that the U.S. Army has a requirement for a next generation system (referred to commonly as "BFT-3") and, based on our recent interactions with the U.S. Army, we are becoming increasingly optimistic that we will be able to participate in future BFT program awards.

•
Our Government Solutions segment has also responded to a large multi-million dollar competitive solicitation from the U.S. Army to provide sustainment services to its AN/TSC-198 family of communication systems that are commonly referred to as “SNAP” (“Secret Internet Protocol Router (“SIPR”) and Non-secure Internet Protocol Router (“NIPR”) Access Point) Very Small Aperture Terminals (“VSATs”). We are the incumbent on this program. The U.S. Army is expected to announce the winner of this solicitation shortly. We believe this decision will largely be based on lowest price and believe we have appropriately and responsibly bid on this program. As such, we are optimistic that the U.S. Army will select us to continue to perform this important work. Sales in fiscal 2017 for this program were $32.4 million and, as of July 31, 2017, we had $26.0 million in our backlog related to this contract, for which we expect to perform work on during fiscal 2018.

•
Our Government Solutions segment is also preparing to respond to an expected large multi-year RFP for the supply of new troposcatter communications equipment to replace hundreds of the U.S. DoD’s AN/TRC-170 terminals. A draft RFP has been circulated to prospective vendors and we believe a final proposal will be issued sometime in fiscal 2018. Although an award of this program would likely not affect fiscal 2018 revenue, we would expect it to make significant contributions to revenue in subsequent years.

Based on the anticipated timing of shipments and performance related to orders currently in our backlog and the timing of expected new orders, net sales and Adjusted EBITDA for our first and second quarters of fiscal 2018 are expected to be lower than the comparable operating quarters in fiscal 2017. Given the straight-line amortization expense associated with intangible assets with finite lives, we expect to report an operating loss in both the first and second quarters of fiscal 2018, with each of the third and fourth fiscal 2018 quarters achieving operating profits. Our fourth quarter of fiscal 2018 is expected to be the peak quarter for both net sales and Adjusted EBITDA.

In view of the positive signs we are seeing and broad opportunities for future growth across all of our businesses, on September 27, 2017, our Board of Directors declared a dividend of $0.10 per common share, payable on November 17, 2017 to stockholders of record at the close of business on October 18, 2017. Future dividends remain subject to compliance with financial covenants under our Secured Credit Facility, as amended, as well as Board approval.

Our Business Outlook for Fiscal 2018 depends, in large part, on the receipt of and performance on orders from our customers, and could be adversely impacted if business conditions deteriorate or our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services.

Our historical results prior to February 23, 2016 do not include TCS. Given the integration of TCS into our business and the joint marketing of our products, historical sales patterns and mix trends are not relevant. As a result, period-to-period comparisons of sales, margins, operating income and Adjusted EBITDA contributions between TCS and Comtech legacy products will not be meaningful and you should not rely on period-to-period comparisons as an indicator of future performance.

Additional information related to our Business Outlook for Fiscal 2018 is included in the below section entitled “Comparison of Fiscal 2017 and 2016.”

Comparison of Fiscal 2017 and 2016

Net Sales. Consolidated net sales were $550.4 million and $411.0 million for fiscal 2017 and 2016, respectively, representing an increase of $139.4 million, or 33.9%. As TCS was acquired on February 23, 2016, fiscal 2017 includes a full year of TCS operations as compared to fiscal 2016 which only included approximately five months. The year-over-year increase in net sales was driven by incremental sales of $147.1 million from TCS products lines. Net sales by operating segment are discussed below.

Commercial Solutions
Net sales in our Commercial Solutions segment were $330.9 million for fiscal 2017, as compared to $249.0 million for fiscal 2016, an increase of $81.9 million, or 32.9%. The year-over-year increase in net sales reflects incremental sales of $82.3 million from TCS product lines (which include enterprise technology solutions such as our location and messaging platforms and safety and security technology solutions such as our wireless and next generation 911 ("NG911") platforms). Our Commercial Solutions segment represented 60.1% of consolidated net sales for fiscal 2017 as compared to 60.6% for fiscal 2016.

Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for fiscal 2017 was 0.89. We believe that improving market conditions observed in recent months and the receipt of several large anticipated orders will result in a book-to-bill ratio over 1.00 in this segment for fiscal 2018.

Net sales of our satellite earth station products in fiscal 2017 were lower than fiscal 2016. Although market conditions in fiscal 2017 for our international satellite earth station customers improved and related sales to these customers increased, sales and bookings from our U.S. government customers in fiscal 2017 were significantly lower as compared to fiscal 2016. We attribute this decline to delays in awarding and/or funding certain programs and a lull in ordering that resulted from political and budget uncertainty. During the second half of fiscal 2017, we saw a noticeable improvement in sales to U.S. government customers and we believe that this trend is continuing into fiscal 2018. In particular, we anticipate second half revenue and operating income contributions from an expected sole-source IDIQ contract award from the Navy for our SLM-5650B satellite modems and upgrade kits. We expect that fiscal 2018 net sales will also benefit from recent new product introductions such as our HEIGHTS networking platform. On the basis of opportunities in our pipeline and feedback received from current and prospective customers, we believe fiscal 2018 will be a break-out year for HEIGHTS.

Net sales in fiscal 2017 of both enterprise technology solutions and safety and security technology solutions were higher than fiscal 2016, primarily due to the contribution of twelve months of TCS operations as compared to only five months in fiscal 2016. Overall market conditions for these products remain favorable. We are currently bidding on a number of large opportunities and although the extent and timing of these contract awards are difficult to predict, we expect that fiscal 2018 will benefit from one or more of these opportunities. Sales of these solutions in fiscal 2018 are expected to be higher than in fiscal 2017.

Overall, we expect fiscal 2018 net sales in our Commercial Solutions segment to be higher than fiscal 2017. Bookings, sales and profitability in our Commercial Solutions segment can fluctuate from period-to-period due to many factors, including changes in the general business environment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Government Solutions
Net sales in our Government Solutions segment were $219.5 million for fiscal 2017 as compared to $162.0 million for fiscal 2016, an increase of $57.5 million or 35.5%. The year-over-year increase in net sales primarily reflects incremental sales of $64.8 million from TCS product lines (which include our advanced communication solutions such as field support, space components and cyber-training). Our Government Solutions segment represented 39.9% of consolidated net sales for fiscal 2017, as compared to 39.4% for fiscal 2016.

Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for fiscal 2017 was approximately 1.00. We are seeing tangible benefits of our tactical shift in strategy away from bidding on large commodity service contracts and toward pursuing contracts for our niche solutions with higher margins. Although the timing of large contract awards makes it difficult to predict our book-to-bill ratio in any given period, we are targeting a book-to-bill ratio slightly over 1.00 in this segment for fiscal 2018.

Net sales of legacy Comtech products (which include over-the-horizon microwave system products, high-power broadband amplifiers and BFT-1 sustainment support services) were, in the aggregate, lower in fiscal 2017 than in fiscal 2016, primarily as a result of lower BFT-1 related sales. Net sales for fiscal 2017 and 2016 include $6.7 million and $10.0 million, respectively, of sales related to a BFT-1 intellectual property license contract which expired on March 31, 2017. Going forward, the U.S. Army does not have an obligation to pay us additional BFT-1 intellectual property license fees.

Consistent with our tactical shift in strategy in our Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche solutions with higher margins, as well as the absence of $6.7 million of BFT-1 intellectual property license fees, fiscal 2018 net sales in our Government Solutions segment are expected to be lower than in fiscal 2017. In future years, we would expect revenue to increase from such levels. Recent contract awards that will contribute to fiscal 2018 net sales include: (i) a $23.8 million order from an international space agency; (ii) a $14.5 million contract to continue to provide Ku satellite bandwidth and support services for the USMC's Tactical Satellite Communications Network; (iii) an $8.6 million contract modification to provide enhanced communications infrastructure for U.S. forces in the Central Command Area of Responsibility; (iv) initial funding of $7.7 million for BFT-1 sustainment support and a related order of $4.2 million for BFT-1 aviation transceivers; (v) $6.9 million in orders for our cyber-training solutions; and (vi) $4.1 million in orders for high-power amplifiers and control components from multiple domestic original equipment manufacturers. In addition, our pipeline of opportunities heading into fiscal 2018 includes pending proposals on several large multi-year contracts, including a potential renewal of existing sustainment and retrofit services related to the U.S. Army’s AN/TSC-198 family of communication systems that are commonly referred to as “SNAP.” In addition to the aforementioned programs, we expect to win various new programs that will provide revenue and operating income contributions in fiscal 2018 and beyond.

Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by our U.S. and international government customers. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the fiscal years ended July 31, 2017 and 2016 are as follows:

	Fiscal Years Ended July 31,
	2017	2016	2017	2016	2017	2016
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	15.1%	25.0%	59.2%	65.0%	32.7%	40.8%
Domestic	54.4%	40.6%	15.5%	11.6%	38.9%	29.2%
Total U.S.	69.5%	65.6%	74.7%	76.6%	71.6%	70.0%

International	30.5%	34.4%	25.3%	23.4%	28.4%	30.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. DoD, intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to U.S. state and local governments. International sales include sales to U.S. companies for inclusion in products that are sold to international customers.

As a result of the TCS acquisition, we believe that domestic net sales, as a percentage of our consolidated net sales, will continue to be higher than in periods prior to the TCS acquisition, due to the inclusion in consolidated net sales of safety and security technology solutions (such as 911 call routing) which are primarily sold to U.S. customers.

Gross Profit. Gross profit was $218.2 million and $171.2 million for fiscal 2017 and 2016, respectively, representing an increase of $47.0 million. This increase in gross profit dollars was driven by higher consolidated net sales as discussed above. Gross profit, as a percentage of consolidated net sales decreased from 41.7% for fiscal 2016 to 39.6% for fiscal 2017. This decrease is attributable to overall product mix changes resulting primarily from the TCS acquisition, in particular, the inclusion of net sales related to TCS government solutions, which have historically had lower gross margins than Comtech’s legacy products. Gross profit, as a percentage of related segment net sales is further discussed below.

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for fiscal 2017 was higher than in fiscal 2016. This increase was primarily driven by the inclusion of net sales related to TCS commercial solutions during fiscal 2017, which had higher gross margins than Comtech's legacy products. Gross margin, as a percentage of related net sales for Comtech’s legacy products, also increased primarily due to overall mix changes. We expect our gross profit, as a percentage of related segment net sales, for fiscal 2018, to be comparable to the percentage achieved in fiscal 2017.

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for fiscal 2017 was significantly lower than in fiscal 2016. This decrease was primarily driven by the inclusion of net sales related to TCS government solutions during fiscal 2017, which have significantly lower gross margins than Comtech's legacy products. Gross profit in this segment, for fiscal 2017 and 2016 includes $6.7 million and $10.0 million, respectively, related to a prior BFT-1 intellectual property license contract which expired on March 31, 2017. Going forward, the U.S. Army does not have an obligation to pay us additional BFT-1 intellectual property license fees. Given the absence of BFT-1 intellectual property license fees in fiscal 2018, we expect our gross profit, as a percentage of related segment net sales, to be lower than the percentage achieved in fiscal 2017. Over-time, we believe the implementation of our strategy of shifting our Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche solutions will result in higher gross margins in this segment.

Included in consolidated cost of sales for fiscal 2017 and 2016 are provisions for excess and obsolete inventory of $2.9 million and $2.8 million, respectively. As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Because our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each individual segment, it is inherently difficult to forecast. Nevertheless, based on expected bookings and expected timing of our performance on orders and the absence of the BFT-1 intellectual property license fees, we currently expect our consolidated gross profit, as a percentage of consolidated net sales, for fiscal 2018 to be slightly lower than the percentage we achieved in fiscal 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $116.1 million and $94.9 million for fiscal 2017 and 2016, respectively, representing an increase of $21.2 million. The increase in spending is primarily attributable to incremental expenses associated with the increased size of our business as a result of the TCS acquisition which was partially offset by $5.5 million of favorable adjustments related to a recovery of legal expenses from a third party and adjustments related to reserves associated with the TCS acquisition that were no longer required. As a percentage of consolidated net sales, selling, general and administrative expenses were 21.1% and 23.1% for fiscal 2017 and 2016, respectively. This decrease in percentage is primarily due to higher consolidated net sales during fiscal 2017, the aforementioned $5.5 million of favorable adjustments, and the benefit of cost reduction actions previously initiated.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $7.1 million in fiscal 2017 as compared to $3.4 million in fiscal 2016. This increase is primarily related to the type and timing of stock-based awards. In fiscal 2017, we paid certain annual incentive compensation awards in the form of share units whereas in fiscal 2016, such annual incentives were paid in cash. The benefit of this change resulted in lower overall company-wide compensation expense of approximately $1.3 million in fiscal 2017.

Based on our current spending plans, we expect fiscal 2018 selling, general and administrative expenses, as a percentage of consolidated net sales, to be comparable to fiscal 2017.

Research and Development Expenses. Research and development expenses were $54.3 million and $42.2 million for fiscal 2017 and 2016, respectively, representing an increase of $12.1 million, or 28.7%. The increase in spending is primarily attributable to incremental expenses associated with the TCS product lines. As a percentage of consolidated net sales, research and development expenses were 9.9% and 10.3% for fiscal 2017 and 2016.

For fiscal 2017 and 2016, research and development expenses of $44.7 million and $33.8 million, respectively, related to our Commercial Solutions segment, and $8.9 million and $8.0 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.7 million and $0.4 million in fiscal 2017 and 2016, respectively, related to the amortization of stock-based compensation expense.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During fiscal 2017 and 2016, customers reimbursed us $27.1 million and $17.4 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Based on our current spending plans, we expect fiscal 2018 research and development expenses, as a percentage of consolidated net sales, to be comparable to fiscal 2017.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $22.8 million (of which $17.7 million was for the Commercial Solutions segment and $5.1 million was for the Government Solutions segment) for fiscal 2017 and $13.4 million (of which $10.6 million was for the Commercial Solutions segment and $2.8 million was for the Government Solutions segment) for fiscal 2016. The significant increase in amortization of intangibles is a result of our acquisition of TCS on February 23, 2016. As certain intangibles became fully amortized in fiscal 2017, we anticipate amortization of intangibles in fiscal 2018, in dollars, to be lower than in fiscal 2017.

Settlement of Intellectual Property Litigation. As discussed further in "Notes to Consolidated Financial Statements - Note (14)(b) Commitments and Contingencies - Legal Proceedings, Other Matters and Final Settlements" included in "Part II - Item 8 - Financial Statements and Supplementary Data," during fiscal 2017, we recorded favorable adjustments to operating income of $12.0 million, net of estimated legal fees, to reflect lower losses than originally estimated for TCS intellectual property matters which were settled during fiscal 2017. There were no comparable adjustments in fiscal 2016.

Acquisition Plan Expenses. Acquisition plan expenses during fiscal 2016 were $21.3 million and primarily consist of transaction costs related to our acquisition of TCS on February 23, 2016, as discussed further in "Notes to Consolidated Financial Statements - Note (2) Acquisition" included in "Part II - Item 8 - Financial Statements and Supplementary Data." There were no comparable expenses during fiscal 2017.

Operating Income (Loss). Operating income for fiscal 2017 was $37.0 million as compared to a loss of $0.6 million for fiscal 2016. Operating income by reportable segment is shown in the table below:

	Fiscal Years Ended July 31,
	2017	2016	2017	2016	2017	2016	2017	2016
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$33.2	$23.3	$9.4	$23.0	$(5.6)	$(46.8)	$37.0	$(0.6)
Percentage of related net sales	10.0%	9.3%	4.3%	14.2%	NA	NA	6.7%	NA

The increase in our Commercial Solutions segment’s operating income, in dollars, is primarily due to an increase in this segment's net sales during fiscal 2017, substantially offset by incremental amortization of intangibles associated with the TCS acquisition. The increase in operating income, as a percentage of related segment net sales, is primarily due to increased operating income contribution from Comtech's legacy products. We expect fiscal 2018 operating income, in dollars and as a percentage of related segment net sales, to increase as compared to fiscal 2017.

The decrease in our Government Solutions segment’s operating income, in dollars, was primarily driven by lower operating income contribution from TCS's government solutions' net sales (which includes the impact of incremental amortization of intangibles associated with the TCS acquisition) and lower operating income contribution from Comtech’s legacy products. The decrease in operating income, as a percentage of related segment net sales, is primarily due to the inclusion of TCS government solutions' net sales and operating results, including the impact of incremental amortization of intangibles associated with the TCS acquisition. As a result of our ongoing tactical shift in strategy in our Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche solutions with higher margins and the absence of BFT-1 intellectual property license fees in fiscal 2018, we anticipate operating income, in dollars, to be slightly lower than fiscal 2017. Given our focus on higher margins, anticipated orders we expect to receive, as well as the benefit of cost reduction actions previously taken, we expect operating income, as a percentage of related segment net sales, to be comparable to fiscal 2017.

Unallocated operating expenses for fiscal 2017 were $5.6 million. During fiscal 2017, unallocated operating expenses were offset by a number of items throughout the fiscal year, which aggregated $18.8 million. Such items include: (i) a $12.0 million favorable adjustment related to the settlement of certain TCS intellectual property matters, as discussed above; (ii) $5.5 million of favorable adjustments which related to a recovery of legal expenses from a third party and reserves associated with the TCS acquisition that were no longer required; and (iii) a $1.3 million benefit associated with our decision (which is further described below) to pay certain fiscal 2017 incentive compensation awards in the form of share units. Unallocated operating expenses for fiscal 2016 were $46.8 million and included $21.3 million of acquisition plan expenses, as discussed above. Excluding the $18.8 million and $21.3 million amounts, unallocated operating expenses for fiscal 2017 and 2016 would have been $24.4 million and $25.5 million, respectively.

Unallocated expenses for fiscal 2017 and 2016 include amortization of stock-based compensation of $8.5 million and $4.1 million, respectively. The increase in fiscal 2017 related to our decision to pay certain fiscal 2017 non-equity incentive awards in the form of fully vested share units, whereas in fiscal 2016 our non-equity incentive awards were settled in cash. Although this change resulted in higher amortization of stock-based compensation in fiscal 2017 as compared to fiscal 2016, the overall impact of this decision resulted in lower company-wide compensation expense of approximately $1.3 million for fiscal 2017. Our Business Outlook for Fiscal 2018 assumes the continuation of this practice. Based on the type of awards currently outstanding and awards expected to be issued in future periods, total amortization of stock-based compensation is expected to be higher in fiscal 2018 than in fiscal 2017.

Our Business Outlook for Fiscal 2018 does not assume any similar unallocated operating expense offsets discussed above and will reflect the full year impact of cost reduction actions taken in fiscal 2017. Although we expect sales growth on a consolidated basis in fiscal 2018, our unallocated operating expenses in fiscal 2018 are expected to be comparable to the $24.4 million amount discussed above for fiscal 2017.

Excluding the $18.8 million of favorable adjustments described above, consolidated operating income for fiscal 2017 would have been $18.2 million, or 3.3% of consolidated net sales. Based on expected sales growth, our consolidated operating income (in dollars) in fiscal 2018 is anticipated to be higher than the $18.2 million and we are targeting to achieve operating income, as a percentage of consolidated net sales, in the range of approximately 4.0% to 5.0%. In addition, based on the continued amortization of intangible assets with finite lives and the timing of expected sales, we expect an operating loss in both the first and second quarters of fiscal 2018, with each of the third and fourth fiscal 2018 quarters achieving operating profits.

Interest Expense and Other. Interest expense was $11.6 million and $7.8 million for fiscal 2017 and 2016, respectively. Interest expense for both periods primarily reflects interest on our Secured Credit Facility, as amended. Based on the type, terms, amount of outstanding debt (including capital leases) and current interest rates, we estimate that our effective interest rate (including amortization of deferred financing costs) will approximate 5.0% in fiscal 2018. Our actual cash borrowing rate (which excludes the amortization of deferred financing costs) currently approximates 4.1%.

Interest Income and Other. Interest income and other for both fiscal 2017 and 2016 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding a blended annual interest rate of approximately 0.56%.

Provision for Income Taxes. The provision for income taxes was $9.7 million for fiscal 2017 as compared to a tax benefit of $0.5 million during fiscal 2016. Our effective tax rate was 37.9% for fiscal 2017, as compared to 5.5% for fiscal 2016.

Excluding discrete tax items for fiscal 2017, our effective tax rate was 35.75%. Our effective tax rate excluding discrete tax items for fiscal 2016 was 18.0%. The increase from 18.0% to 35.75% is principally attributable to the non-deductibility of certain transaction costs relating to the acquisition of TCS, which were incurred during fiscal 2016.

During fiscal 2017, we recorded a net discrete tax expense of $0.5 million, primarily related to the finalization of certain tax deductions in connection with the filing of our federal and state income tax returns for fiscal 2016, offset, in part, by the reversal of tax contingencies no longer required due to the settlement of the fiscal 2014 federal income tax audit and the expiration of applicable statutes of limitation. During fiscal 2016, we recorded a net discrete tax expense of approximately $1.0 million, primarily related to the establishment of tax contingencies for uncertain tax positions relating to the payment of certain expenses associated with the TCS acquisition, offset, in part, by the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitation; and the passage of legislation that included the permanent retroactive extension of the federal research and experimentation credit from December 31, 2014.

Our federal income tax returns for fiscal 2015 and 2016 are subject to potential future Internal Revenue Service ("IRS") audits. None of our state income tax returns prior to fiscal 2013 are subject to audit. TCS’s federal income tax returns for calendar years 2013 through 2015 and the tax period from January 1, 2016 to February 23, 2016 are subject to potential future IRS audits. None of TCS’s state income tax returns prior to calendar year 2012 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Based on our expected fiscal 2018 business outlook, and excluding the impact of any potential discrete tax items, our fiscal 2018 estimated effective tax rate is expected to approximate 34.75%.

Net Loss (Income). During fiscal 2017, consolidated net income was $15.8 million as compared to a consolidated net loss of $7.7 million during fiscal 2016.

Adjusted EBITDA. Our Adjusted EBITDA, a Non-GAAP financial measure, represents earnings before income taxes, interest (income) and other expense, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, settlement of intellectual property litigation and acquisition plan expenses. These items, while periodically affecting our results, may vary significantly from period-to-period and may have a disproportionate effect in a given period, thereby affecting the comparability of our results. Our Adjusted EBITDA is also used by our management in assessing the Company's operating results. Although closely aligned, the Company's definition of Adjusted EBITDA is different than the Consolidated EBITDA (as such term is defined in our Secured Credit Facility, as amended) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies (including TCS prior to our acquisition) and, therefore, may not be comparable to similarly titled measures used by other companies. Our Adjusted EBITDA is also a measure frequently requested by the Company's investors and analysts. We believe that investors and analysts may use our Adjusted EBITDA, along with other information contained in our SEC filings, in assessing our performance and comparability of our results with other companies.

Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both fiscal 2017 and 2016 are shown in the table below (numbers in the table may not foot due to rounding):

	Fiscal Years Ended July 31,
	2017	2016	2017	2016	2017	2016	2017	2016
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$32.9	22.8	9.4	23.0	(26.5)	(53.5)	$15.8	(7.7)
Income taxes	0.3	0.1	—	—	9.4	(0.5)	9.7	(0.5)
Interest (income) and other expense	(0.1)	0.1	—	—	0.1	(0.2)	(0.1)	(0.1)
Interest expense	0.2	0.3	—	—	11.4	7.5	11.6	7.8
Amortization of stock-based compensation	—	—	—	—	8.5	4.1	8.5	4.1
Amortization of intangibles	17.7	10.6	5.1	2.8	—	—	22.8	13.4
Depreciation	9.9	7.1	2.9	2.0	1.5	0.8	14.4	9.8
Settlement of intellectual property litigation	—	—	—	—	(12.0)	—	(12.0)	—
Acquisition plan expenses	—	—	—	—	—	21.3	—	21.3
Adjusted EBITDA	$60.9	40.9	17.5	27.8	(7.6)	(20.7)	$70.7	48.1
Percentage of related net sales	18.4%	16.4%	8.0%	17.2%	NA	NA	12.8%	11.7%

The increase in consolidated Adjusted EBITDA, in dollars and as a percentage of consolidated net sales, during fiscal 2017 as compared to fiscal 2016 is primarily attributable to earnings contributions associated with the TCS acquisition, period-to-period changes in sales mix and gross margin contributions and lower unallocated expenses during fiscal 2017, all of which are discussed above. The increase in our Commercial Solutions segment's Adjusted EBITDA, in dollars and as a percentage of related segment net sales, was primarily attributable to an increase in this segment's net sales and higher gross margins, as discussed above. The decrease in our Government Solutions segment's Adjusted EBITDA, in dollars and as a percentage of related segment net sales, was primarily driven by the inclusion of net sales related to TCS government solutions, which have historically had significantly lower gross margins than Comtech’s legacy products, as discussed above.

Looking forward, we anticipate that our strong growth prospects will drive an increase in revenue as compared to fiscal 2017. In addition, despite the absence of $6.7 million of BFT-1 intellectual property license fee in fiscal 2018, we are targeting Adjusted EBITDA in a range comparable to the $70.7 million we achieved in fiscal 2017. If market conditions continue to strengthen, enabling us to achieve all of our fiscal 2018 business goals, we expect Adjusted EBITDA in fiscal 2018 to exceed the $70.7 million achieved in fiscal 2017. We expect that fiscal 2018 Adjusted EBITDA, as a percentage of consolidated net sales, will be comparable to fiscal 2017.

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

Sales of Comtech legacy products in fiscal 2016, most notably our satellite earth station products, were impacted by challenging international business conditions.

During fiscal 2016, our Commercial Solutions segment benefited from sales of application solutions (such as our location and messaging based platforms) and safety and security technology solutions (such as wireless and NG911 platforms) that we now offer as a result of the TCS acquisition. In connection with our TCS integration plans, during fiscal 2016 we initiated a strategy to cross-share technology across each of our respective product lines. We also began jointly marketing our products to facilitate future growth. These strategies, over time, will result in historical sales patterns and mix trends becoming less relevant. As a result, period-to-period comparisons of sales of legacy Comtech or TCS brands will not be meaningful.

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

The decrease in Comtech legacy sales in fiscal 2016 was driven by significantly lower comparative net sales of over-the-horizon microwave products, partially offset by increased sales of high-power broadband amplifiers and BFT-1 sustainment support services. Sales of our over-the-horizon microwave system products were significantly lower when compared to the prior year, as our two large multi-year contracts to design and supply over-the-horizon microwave systems and equipment for a North African government are nearing completion. Sales in both comparative periods include $10.0 million of revenue related to our annual BFT-1 intellectual property license fee. During fiscal 2016, we received $20.0 million of funded orders to continue to provide BFT-1 sustainment support services to the U.S. Army through March 31, 2017. The U.S. Army will have a limited non-exclusive right to use our intellectual property after March 31, 2017 for no additional license fee.

Our Government Solutions segment benefited in fiscal 2016 from a variety of new advanced communication solutions that we now offer as a result of the TCS acquisition. These solutions include field support, space components and cyber-training. In connection with our TCS integration plans, in fiscal 2016 we initiated a strategy to cross-share technology across product lines. We also began jointly marketing our products to facilitate future growth. These strategies, over time, will result in historical sales patterns and mix trends becoming less relevant. As a result, period-to-period comparisons of sales of legacy Comtech or TCS brands will not be meaningful.

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

Our selling, general and administrative expenses for fiscal 2016 reflect a benefit of $0.4 million relating to a change in the fair value of a contingent liability in connection with TCS intellectual property legal matters, which are discussed in "Notes to Consolidated Financial Statements - Note (14)(b) Legal Proceedings, Other Matters and Final Settlements" included in "Part II, Item 8. - Financial Statements and Supplementary Data" of this Form 10-K.

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

For fiscal 2016 and 2015, research and development expenses of $33.8 million and $29.7 million, respectively, related to our Commercial Solutions segment, and $8.0 million and $5.6 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.4 million and $0.6 million in fiscal 2016 and 2015, respectively, related to the amortization of stock-based compensation expense, which is not allocated to our two reportable operating segments.

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

Our federal income tax returns for fiscal 2015 and 2016 are subject to potential future Internal Revenue Service ("IRS") audits. None of our state income tax returns prior to fiscal 2013 are subject to audit. TCS’s federal income tax returns for calendar years 2013 through 2015 and the tax period from January 1, 2016 to February 23, 2016 are subject to potential future IRS audits. None of TCS’s state income tax returns prior to calendar year 2012 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Loss (Income). During fiscal 2016, consolidated net loss was $7.7 million as compared to the consolidated net income of $23.2 million that we achieved in fiscal 2015. The net loss during fiscal 2016 is largely attributable to the acquisition plan expenses related to the TCS acquisition and the impact of all of the other aforementioned items discussed above.

Adjusted EBITDA. Our Adjusted EBITDA, a Non-GAAP financial measure, represents earnings before income taxes, interest (income) and other expense, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, acquisition plan expenses or strategic alternatives analysis expenses and other. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Our Adjusted EBITDA is also used by our management in assessing the Company's operating results. Although closely aligned, the Company's definition of Adjusted EBITDA is different than the Consolidated EBITDA (as such term is defined in our Secured Credit Facility, as amended) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies (including TCS prior to our acquisition) and, therefore, may not be comparable to similarly titled measures used by other companies. Our Adjusted EBITDA is also a measure frequently requested by the Company's investors and analysts. The Company believes that investors and analysts may use our Adjusted EBITDA, along with other information contained in our SEC filings, in assessing our performance and comparability of our results with other companies.

Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both fiscal 2016 and 2015 are shown in the table below (numbers in the table may not foot due to rounding):

	Fiscal Years Ended July 31,
	2016	2015	2016	2015	2016	2015	2016	2015
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$22.8	20.5	23.0	30.0	(53.5)	(27.3)	(7.7)	$23.2
Income taxes	0.1	(0.1)	—	—	(0.5)	10.9	(0.5)	10.8
Interest (income) and other expense	0.1	0.1	—	—	(0.2)	(0.5)	(0.1)	(0.4)
Interest expense	0.3	0.3	—	—	7.5	0.2	7.8	0.5
Amortization of stock-based compensation	—	—	—	—	4.1	4.4	4.1	4.4
Amortization of intangibles	10.6	6.2	2.8	—	—	—	13.4	6.2
Depreciation	7.1	5.3	2.0	1.2	0.8	—	9.8	6.5
Acquisition plan expenses	—	—	—	—	21.3	—	21.3	—
Strategic alternatives analysis	—	—	—	—	—	0.6	—	0.6
Adjusted EBITDA	$40.9	32.2	27.8	31.2	(20.7)	(11.7)	48.1	$51.8
Percentage of related net sales	16.4%	15.8%	17.2%	30.2%	NA	NA	11.7%	16.8%

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

Liquidity and Capital Resources

Our cash and cash equivalents decreased to $41.8 million at July 31, 2017 from $66.8 million at July 31, 2016, a decrease of $25.0 million. The decrease in cash and cash equivalents during fiscal 2017 was driven by the following:

•
Net cash provided by operating activities was $66.7 million for fiscal 2017 as compared to $15.0 million for fiscal 2016. The period-over-period increase in cash flow from operating activities is attributable to overall changes in net working capital requirements, the timing of billings and payments and the inclusion of full fiscal-year operating results from the TCS business in fiscal 2017. Net cash provided by operating activities in fiscal 2016 reflects significant acquisition plan expenses associated with our TCS acquisition.

•
Net cash used in investing activities for fiscal 2017 was $8.2 million as compared to $286.2 million for fiscal 2016. The period-over-period decrease in net cash used in investing activities is primarily due to the payment of $280.5 million related to the acquisition of TCS in February 2016, net of cash acquired.

•
Net cash used in financing activities was $83.5 million for fiscal 2017 as compared to net cash provided of $187.1 million for fiscal 2016. During fiscal 2017, we made $26.5 million of net payments under our Revolving Loan Facility and $33.6 million of principal repayments related to our Term Loan Facility. During fiscal 2016, $83.9 million of net proceeds were received from borrowings under our Revolving Loan Facility, $250.0 million of proceeds were received from borrowings under our Term Loan Facility and $95.0 million of net proceeds were received from a public offering of our common stock which occurred in June 2016. These proceeds were partially offset by a payment of $134.1 million for debt assumed in connection with the acquisition of TCS and $77.4 million of principal repayments related to our Term Loan Facility. During fiscal 2017 and 2016, we paid $3.6 million and $1.8 million, respectively, of principal repayments related to our capital lease obligations and $1.1 million and $9.5 million, respectively, of financing costs associated with the Secured Credit Facility, as amended. During fiscal 2017 and 2016, we also paid $18.9 million and $19.4 million, respectively, in cash dividends to our stockholders.

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

The Secured Credit Facility is discussed below and in "Notes to Consolidated Financial Statements - Note (8) Secured Credit Facility" included in "Part II - Item 8. - Financial Statements and Supplementary Data."

As of July 31, 2017, our material short-term cash requirements primarily consist of: (i) fiscal 2018 mandatory principal repayments of $15.5 million associated with the Term Loan Facility and related interest payments of approximately $4.8 million, (ii) estimated interest payments for fiscal 2018 for our Revolving Loan Facility, (iii) capital lease obligations and operating lease commitments, (iv) our ongoing working capital needs, including income tax payments, and (v) accrued quarterly dividends.

In June 2016, we sold 7.1 million shares of our common stock in a public offering at a price of $14.00 per share, resulting in proceeds to us of $95.0 million, net of underwriting discounts and commissions. As of July 31, 2017 and September 27, 2017, an aggregate registered amount of $75.0 million under our existing Shelf Registration Statement filed with the SEC remains available for sale of various types of securities, including debt.

As of July 31, 2017 and September 27, 2017, we were authorized to repurchase up to an additional $8.7 million of our common stock, pursuant to our current $100.0 million stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. There were no repurchases of our common stock during fiscal 2017 and 2016.

On October 6, 2016, our Board of Directors declared a dividend of $0.30 per common share, which was paid on November 22, 2016. On December 7, 2016, March 8, 2017 and June 7, 2017, our Board of Directors declared a dividend of $0.10 per common share, which were paid on February 17, 2017, May 19, 2017 and August 18, 2017, respectively. On September 27, 2017, our Board of Directors declared a dividend of $0.10 per common share, payable on November 17, 2017 to stockholders of record at the close of business on October 18, 2017. The Board of Directors is currently targeting fiscal 2018 quarterly dividend payments of $0.10 per common share. Future dividends remain subject to compliance with financial covenants under our Secured Credit Facility, as amended, as well as Board approval.

Our material long-term cash requirements primarily consist of: (i) mandatory interest payments and principal repayments pursuant to our Secured Credit Facility, as amended; (ii) payments relating to our capital lease obligations and operating lease commitments; and (iii) cash payments of approximately $2.2 million related to our 2009 Radyne-related restructuring plan, including accreted interest as discussed in "Notes to Consolidated Financial Statements - Note (7) Radyne Acquisition-Related Restructuring Plan" included in "Part II - Item 8. - Financial Statements and Supplementary Data."

In August 2016, AT&T, a distributor of a small TCS product line that we refer to as our 911 call handling software solution, informed us that they do not believe TCS met certain contractual specifications related to performance and usability and had requested a refund of certain payments made by them. We have entered into settlement negotiations with AT&T and expect to issue refunds of $5.5 million over the course of thirty-six months once the settlement is finalized. Our Consolidated Balance Sheet as of July 31, 2017 includes accrued costs of $5.5 million related to this contingent liability.

We continue to receive (and approve on a limited basis) requests from our customers for higher credit limits and longer payment terms. We also continue to monitor our accounts receivable credit portfolio and have not had material negative customer credit experiences historically.

We have historically met both our short-term and long-term cash requirements with funds provided by a combination of cash and cash equivalent balances, cash generated from operating activities and cash generated from financing transactions. Based on our anticipated level of future sales and operating income, we believe that our existing cash and cash equivalent balances, our cash generated from operating activities and amounts potentially available under the Revolving Loan Facility under our Secured Credit Facility, as amended, will be sufficient to meet both our currently anticipated short-term and long-term operating cash requirements.

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

Secured Credit Facility
On February 23, 2016, in connection with our acquisition of TCS, we entered into a $400.0 million secured credit facility (the "Secured Credit Facility") with a syndicate of lenders. The Secured Credit Facility, as amended June 6, 2017 (the “June 2017 Amendment”), comprises a senior secured term loan A facility of $250.0 million (the “Term Loan Facility”) and a secured revolving loan facility of up to $150.0 million, including a $25.0 million letter of credit sublimit (the “Revolving Loan Facility”), and, together, with the Term Loan Facility, matures on February 23, 2021. The proceeds of these borrowings were primarily used to finance our acquisition of TCS, including the repayment of certain existing indebtedness of TCS. The Term Loan Facility requires mandatory quarterly repayments. During the fiscal year ended July 31, 2017, we repaid $33.6 million principal amount of borrowings under the Term Loan Facility, including $22.5 million paid in connection with the June 2017 Amendment to reduce the balloon or final payment of the Term Loan Facility, discussed further below. Under the Revolving Loan Facility, we had outstanding balances ranging from $31.9 million to $84.9 million during the fiscal year ended July 31, 2017. During the fiscal year ended July 31, 2016, the Company repaid $97.4 million of principal amount under the Secured Credit Facility, primarily using the net proceeds received from a public offering of our common stock in June 2016, as discussed further above and in "Notes to Consolidated Financial Statements - Note (17) "Stockholders’ Equity."

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

The June 2017 Amendment is expected to result in increased operating and acquisition flexibility and simplify the calculations of our financial covenants. The June 2017 Amendment resulted in, among other things, that the:

(i)	Consolidated EBITDA definition more closely aligns with our Adjusted EBITDA metric by eliminating favorable adjustments to operating income related to settlements of TCS intellectual property matters;

(ii)
Leverage Ratio is calculated on a “gross” basis using the quotient of Total Indebtedness (excluding unamortized deferred financing costs) divided by our TTM Consolidated EBITDA. The prior Leverage Ratio was calculated on a “net” basis but did not include a reduction for any cash or cash equivalents above $50.0 million;

(iii)
Fixed Charge Coverage Ratio includes a deduction for all cash dividends, regardless of the amount of our cash and cash equivalents and the related allowable Quarterly Dividend Amount, as defined, will now align with our current quarterly dividend target of $0.10 per common share;

(iv)
Balloon or final payment of the Term Loan Facility, which is not due until February 23, 2021, was reduced by $22.5 million through increased borrowings from the Revolving Loan Facility, which does not expire until February 23, 2021; and

(v)	Leverage Ratios will be adjusted, in certain conditions, to provide for additional flexibility for us to make acquisitions.

In connection with the June 2017 Amendment, there were no changes to: (i) the committed borrowing capacity; (ii) the maturity date; or (iii) interest rates payable (except that the interest rate pricing grid will now be based on the new Leverage Ratio). Also, the June 2017 Amendment did not result in an extinguishment for accounting purposes (as such term is defined in ASC 470 “Debt”); instead, the June 2017 Amendment was accounted for as a debt modification. As a result, deferred financing costs (including incremental fees for the June 2017 Amendment) will continue to be amortized over the remaining maturity term of the Secured Credit Facility.

As of July 31, 2017, our Leverage Ratio was 2.84x TTM Consolidated EBITDA compared to the maximum allowable Leverage Ratio of 3.75x TTM Consolidated EBITDA. In fiscal 2018, the maximum allowable Leverage Ratio will decrease each quarter until reaching 3.00x TTM Consolidated EBITDA in the fourth quarter of fiscal 2018, with no further reductions thereafter. Our Fixed Charge Coverage Ratio as of July 31, 2017 was 1.95x compared to the minimum required Fixed Charge Coverage Ratio of 1.25x and will not change for the remaining term of the Secured Credit Facility, as amended. Given our expected future business performance, we anticipate maintaining compliance with the terms and financial covenants in our Secured Credit Facility, as amended, for the foreseeable future.

The obligations under the Secured Credit Facility, as amended, are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors"). As collateral security for amounts outstanding under our Secured Credit Facility, as amended, and the guarantees thereof, we and our Subsidiary Guarantors have granted to an administrative agent, for the benefit of the lenders, a lien on, and first priority security interest in, substantially all of our tangible and intangible assets.

Capitalized terms used but not defined herein have the meanings set forth for such terms in the Secured Credit Facility, dated as of February 23, 2016, and the First Amendment of the Secured Credit Facility, dated as of June 6, 2017, both of which have been documented and filed with the SEC.

Off-Balance Sheet Arrangements
As of July 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Commitments
In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of July 31, 2017, will materially adversely affect our liquidity.

At July 31, 2017, cash payments due under long-term obligations (including estimated interest expense on our Secured Credit Facility), excluding purchase orders that we entered into in our normal course of business, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	2018	2019 and 2020	2021 and 2022	After 2022
Secured Credit Facility - principal payments	$196,485	15,494	35,415	145,576	—
Secured Credit Facility - interest payments	23,284	7,331	12,798	3,155	—
Operating lease commitments	45,622	12,374	15,856	9,538	7,854
Capital lease obligations	4,304	2,494	1,810	—	—
Net contractual cash obligations	$269,695	37,693	65,879	158,269	7,854

As discussed further in "Notes to Consolidated Financial Statements - Note (8) Secured Credit Facility" included in "Part II — Item 8. - Financial Statements and Supplementary Data," on June 6, 2017, we entered into the June 2017 Amendment to our Secured Credit Facility. In connection with this amendment, the balloon or final payment of the Term Loan Facility, which is not due until February 23, 2021, was reduced by $22.5 million through increased borrowings from the Revolving Loan Facility which is not required to be repaid in full until February 23, 2021.

As discussed further in "Notes to Consolidated Financial Statements - Note (17) Stockholders’ Equity" included in "Part II - Item 8. - Financial Statements and Supplementary Data," on September 27, 2017, our Board of Directors declared a dividend of $0.10 per common share, payable on November 17, 2017 to stockholders of record at the close of business on October 18, 2017. Future dividends remain subject to compliance with financial covenants under our Secured Credit Facility, as amended, as well as Board approval.

At July 31, 2017, we have approximately $3.9 million of standby letters of credit outstanding under our Secured Credit Facility, as amended, related to our guarantees of future performance on certain customer contracts. Such amounts are not included in the above table.

In the ordinary course of business, we include indemnification provisions in certain of our customer contracts. Pursuant to these agreements, we have agreed to indemnify, hold harmless and reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses related to third-party intellectual property claims. It is not possible to determine the maximum potential amount under these agreements due to a history of nominal claims in the Comtech legacy business and the unique facts and circumstances involved in each particular agreement. As discussed further in "Notes to Consolidated Financial Statements - Note (14) Commitments and Contingencies," TCS is a party to one indemnification matter and we are incurring ongoing legal expenses in connection with this matter. Our insurance policies may not cover the cost of defending indemnification claims or providing indemnification. As a result, pending or future claims asserted against us by a party that we have agreed to indemnify could result in legal costs and damages that could have a material adverse effect on our consolidated results of operations and financial condition.

We have change in control agreements, severance agreements and indemnification agreements with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of our Company or an involuntary termination of employment without cause.

Our consolidated balance sheet at July 31, 2017 includes total liabilities of $8.7 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

As further discussed in "Notes to Consolidated Financial Statements – Note (1)(n) Adoption of Accounting Standards and Updates" included in "Part II - Item 8. - Financial Statements and Supplementary Data," during fiscal 2017, we adopted:

•
FASB ASU No. 2014-12, which requires that a performance target which affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Our adoption of this FASB ASU did not impact our consolidated financial statements or disclosures.

•
FASB ASU No. 2014-15, which provides guidance about management's responsibility to evaluate whether there is a substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Our adoption of this ASU did not impact our consolidated financial statements or disclosures.

•
FASB ASU No. 2015-11, which simplifies the guidance on the subsequent measurement of inventory other than inventory measured using the last-in, first out or the retail inventory method. This ASU requires in-scope inventory to be subsequently measured at the lower of cost and net realizable value, the latter of which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Our early adoption of this ASU did not have any impact on our consolidated financial statements or disclosures.

•
FASB ASU No. 2016-06, which clarifies the requirements for assessing whether contingent call (put) options, that can accelerate the payment of principal on debt instruments, are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this ASU is required to assess the embedded call (put) options solely in accordance with the Derivatives Implementation Group’s four-step decision sequence. Our early adoption of this ASU did not have any impact on our consolidated financial statements or disclosures.

•
FASB ASU No. 2016-07, which eliminates the requirement to retroactively adopt the equity method of accounting for an investment as a result of an increase in the level of ownership interest or degree of influence. Our early adoption of this ASU did not have any impact on our consolidated financial statements or disclosures.

•
FASB ASU No. 2016-17, which amends the consolidation guidance on how a reporting entity (that is the single decision maker of a Variable Interest Entity (“VIE”)) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. Our early adoption of this ASU did not have any impact on our consolidated financial statements or disclosures.

•
FASB ASU No. 2016-18, which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Our early adoption of this ASU did not have any impact on our consolidated financial statements or disclosures.

•
FASB ASU No. 2017-01, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Our early adoption of this ASU did not have any impact on our consolidated financial statements or disclosures.

•
FASB ASU No. 2017-04, which simplifies the measurement of goodwill impairment by eliminating Step Two from the goodwill impairment test. Instead, impairment will be measured using the excess amount that a reporting unit's carrying value exceeds its fair value; however, any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Our early adoption of this ASU did not have any impact on our consolidated financial statements or disclosures.

In addition, the following FASB ASUs have been issued and incorporated into the FASB ASC and have not yet been adopted by us as of July 31, 2017:

•
FASB ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)," issued in May 2014, which replaces numerous requirements in U.S. GAAP, including industry specific requirements, and provides a single revenue recognition model for contracts with customers. The core principle of the new standard is that a company should record revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, FASB ASU No. 2015-14 "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" was issued to defer the effective date of FASB ASU No. 2014-09 by one year. As a result, FASB ASU No. 2014-09 is effective for fiscal years beginning after December 15, 2017 (our fiscal year beginning on August 1, 2018), including interim reporting periods within those fiscal years and can be adopted either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted only as of fiscal years beginning after December 15, 2016 (our fiscal year beginning on August 1, 2017), including interim reporting periods within those fiscal years. In March 2016, April 2016, May 2016 and February 2017, FASB ASU Nos. 2016-08 "Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net)," 2016-10 "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," 2016-12 "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" and 2017-05 "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets" were issued, respectively, to clarify certain implementation matters related to the new revenue standard. The effective dates for these ASUs coincide with the effective date of FASB ASU 2014-09. Because of the broad scope of this new standard, it could impact our net sales and operating income across our two operating segments as well as related business processes and IT systems. We have formed a project team to perform a detailed evaluation of the operational impact of this new ASU, which transition approach to use and the overall impact of these ASUs on our consolidated financial statements and disclosures. This evaluation is ongoing and is expected to be completed shortly before our first quarter of fiscal 2019.

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

•
FASB ASU No. 2016-09, issued in March 2016, which amends several aspects of the accounting for and reporting of share-based payment transactions, including: the recognition of excess tax benefits and shortfalls in the income statement; the classification of excess tax benefits as an operating activity in the statement of cash flows; the timing of recognizing forfeitures; permitting the withholding of statutory taxes up to the maximum rate in the applicable jurisdictions; and the classification of cash paid by an employer, when withholding shares for tax withholdings, as a financing activity. The amendments related to this ASU are effective for fiscal years beginning after December 15, 2016 (our fiscal year beginning on August 1, 2017), and interim periods within those fiscal years and should be applied either retrospectively or prospectively, as applicable. Our adoption of this ASU, on August 1, 2017, did not have a material impact on our consolidated financial statements and the changes in presentation required by this ASU will be reflected commencing in fiscal 2018. See "Notes to Consolidated Financial Statements – Note (11) Stock-Based Compensation" included in "Part II - Item 8. - Financial Statements and Supplementary Data" for further information regarding our adoption of this ASU.

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

•
FASB ASU No. 2017-11, issued in July 2017, which provides guidance on the accounting for certain financial instruments with embedded features that result in the strike price of the instrument or embedded conversion option being reduced on the basis of the pricing of future equity offerings (commonly referred to as "down round" features). This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (our fiscal year beginning on August 1, 2019) and early adoption is permitted, including adoption in an interim period. This ASU should be applied retrospectively in accordance with the provisions of the ASU. We are evaluating the impact of this ASU on our consolidated financial statements and disclosures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from borrowings under our Secured Credit Facility, as amended. Based on the amount of outstanding debt under our Secured Credit Facility, as amended, a hypothetical change in interest rates by 10% would change interest expense by $0.8 million over a one-year period. Although we do not currently use interest rate derivative instruments to manage exposure to interest rate changes, we may choose to do so in the future in connection with our Secured Credit Facility, as amended.

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of July 31, 2017, we had cash and cash equivalents of $41.8 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of July 31, 2017, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

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
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by us under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chairman and Chief Financial Officer. Based on that evaluation, our President, Chief Executive Officer and Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013). Based on our assessment, we determined that, as of July 31, 2017, our internal control over financial reporting was effective based on those criteria.

Deloitte and Touche LLP, our independent registered public accounting firm, has performed an audit of our internal control over financial reporting as of July 31, 2017 based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO. This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data. Deloitte’s audit reports appear on pages F-2 and F-3 of this annual report.

Changes In Internal Control Over Financial Reporting

We acquired TeleCommunication Systems, Inc. ("TCS") on February 23, 2016 and have integrated TCS into our existing internal controls over financial reporting. Except for any changes and related enhancements in internal controls related to TCS, there have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during our fiscal quarter ended July 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) The Registrant’s financial statements together with a separate index are annexed hereto.
(2) The Financial Statement Schedule listed in a separate index is annexed hereto.
(3) Exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
3(a)(i)	Restated Certificate of Incorporation of the Registrant	Exhibit 3(a)(i) to the Registrant’s 2006 Form 10-K
3(a)(ii)	Third Amended and Restated By-Laws of the Registrant, as of September 26, 2017
10(a)(1)*	Sixth Amended and Restated Employment Agreement, dated November 18, 2016, between the Registrant and Fred Kornberg	Exhibit 10.1 to the Registrant’s Form 10-Q, filed December 7, 2016
10(a)(2)*	Amendment to Sixth Amended and Restated Employment Agreement, dated June 6, 2017, between the Registrant and Fred Kornberg	Exhibit 10.7 to the Registrant’s Form 8-K, filed June 7, 2017
10(a)(3)*	Lease agreement, dated September 23, 2011, on the Melville, New York Facility	Exhibit 10(s) to the Registrant's 2011 Form 10-K
10(b)*	2001 Employee Stock Purchase Plan	Appendix B to the Registrant’s Proxy Statement, filed November 3, 2000
10(c)*	2000 Stock Incentive Plan, Amended and Restated, Effective November 18, 2016	Appendix A to the Registrant’s Proxy Statement, filed November 21, 2016
10(d)(1)*	Form of Stock Option Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(f)(7) to the Registrant’s 2005 Form 10-K
10(d)(2)*	Form of Stock Option Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(f)(8) to the Registrant’s 2006 Form 10-K
10(e)(1)*	Form of Performance Share Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(s) to the Registrant’s 2012 Form 10-K
10(e)(2)*	Form of Performance Share Agreement (eligible for dividend equivalents) (Auto Deferral) pursuant to the 2000 Stock Incentive Plan	Exhibit 10(z) to the Registrant's 2013 Form 10-K
10(e)(3)*	Form of Performance Share Agreement (eligible for dividend equivalents) (Elective Deferral) pursuant to the 2000 Stock Incentive Plan	Exhibit 10(aa) to the Registrant's 2013 Form 10-K
10(f)(1)*	Form of Long-Term Performance Share Award Agreement pursuant to the 2000 Stock Incentive Plan - 2014	Exhibit 10(ab) to the Registrant's 2014 Form 10-K
10(f)(2)*	Form of Long-Term Performance Share Award Agreement pursuant to the 2000 Stock Incentive Plan - 2017	Exhibit 10.8 to the Registrant's Form 8-K, filed June 7, 2017
10(g)(1)*	Form of Restricted Stock Agreement for Employees pursuant to the 2000 Stock Incentive Plan	Exhibit 10(y) to the Registrant’s 2016 Form 10-K

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
10(g)(2)*	Form of Restricted Stock Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(ab) to the Registrant’s 2016 Form 10-K
10(h)(1)*	Form of Restricted Stock Unit Agreement for Employees pursuant to the 2000 Stock Incentive Plan - 2017
10(h)(2)*	Form of Restricted Stock Unit Agreement for Employees pursuant to the 2000 Stock Incentive Plan - 2016	Exhibit 10(z) to the Registrant’s 2016 Form 10-K
10(h)(3)*	Form of Restricted Stock Unit Agreement for Employees pursuant to the 2000 Stock Incentive Plan - 2013	Exhibit 10(w) to the Registrant's 2013 Form 10-K
10(h)(4)*	Form of Restricted Stock Unit Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10.2 to the Registrant's Form 10-Q, filed June 7, 2012
10(h)(5)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(aa) to the Registrant’s 2016 Form 10-K
10(h)(6)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2013	Exhibit 10(x) to the Registrant's 2013 Form 10-K
10(i)(1)*	Form of Stock Unit Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10.1 to the Registrant's Form 10-Q, filed June 7, 2012
10(i)(2)*	Form of Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(v) to the Registrant's 2013 Form 10-K
10(j)(1)*	Form of Share Unit Agreement (eligible for dividend equivalents) for Employees pursuant to the 2000 Stock Incentive Plan	Exhibit 10.2 to the Registrant's Form 10-Q, filed December 9, 2013
10(j)(2)*	Form of Share Unit Agreement (eligible for dividend equivalents) for Employees pursuant to the 2000 Stock Incentive Plan - 2017
10(k)*	Form of Indemnification Agreement between the Registrant and the Named Executive Officers and Certain Other Executive Officers	Exhibit 10.1 to Registrant’s Form 8-K, filed on March 8, 2007
10(l)(1)*	Form of Change-in-Control Agreement (Tier 2) between the Registrant and Named Executive Officers (other than the CEO) and Certain Other Executive Officers	Exhibit 10.2 to the Registrant’s Form 8-K, filed June 7, 2017
10(l)(2)*	Form of Change-in-Control Agreement (Tier 2) between the Registrant and Named Executive Officers (other than the CEO) and Certain Other Executive Officers (California Employees)	Exhibit 10.3 to the Registrant’s Form 8-K, filed June 7, 2017
10(l)(3)*	Form of Change-in-Control Agreement (Tier 2) between the Registrant and Named Executive Officers (other than the CEO) and Certain Other Executive Officers (Divisional/Subsidiary Presidents)	Exhibit 10.4 to the Registrant’s Form 8-K, filed June 7, 2017
10(l)(4)*	Form of Change-in-Control Agreement (Tier 2) between the Registrant and Named Executive Officers (other than the CEO) and Certain Other Executive Officers (California Divisional/Subsidiary Presidents)	Exhibit 10.5 to the Registrant’s Form 8-K, filed June 7, 2017

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
10(l)(5)*	Form of Change-in-Control Agreement (Tier 3) between the Registrant and Certain Non-Executive Officers	Exhibit 10.6 to the Registrant’s Form 8-K, filed June 7, 2017
10(m)*	Agreement and Plan of Merger, dated as of November 22, 2015, among Comtech Telecommunications Corp., Typhoon Acquisition Corp. and TeleCommunication Systems, Inc.	Exhibit 2.1 to the Registrant’s Form 8-K, filed November 23, 2015
10(n)(1)*	Credit Agreement, dated as of February 23, 2016, among Comtech Telecommunications Corp., the lenders party thereto and Citibank N.A., as administrative agent and issuing bank	Exhibit 10.1 to the Registrant’s Form 8-K, filed February 29, 2016
10(n)(2)*	First Amendment to Credit Agreement, dated as of June 6, 2017, among Comtech Telecommunications Corp., the lenders party thereto and Citibank N.A., as administrative agent and issuing bank	Exhibit 10.1 to the Registrant’s Form 8-K, filed June 7, 2017
10(o)(1)*	Transition Agreement, dated September 28, 2016, between the Registrant and Stanton D. Sloane	Exhibit 10(ac) to the Registrant’s 2016 Form 10-K
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of President, CEO and Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President, CEO and Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMTECH TELECOMMUNICATIONS CORP.

September 27, 2017	By: /s/Fred Kornberg
(Date)	Fred Kornberg, Chairman of the Board Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title

September 27, 2017	/s/Fred Kornberg	Chairman of the Board
(Date)	Fred Kornberg	Chief Executive Officer and President
(Principal Executive Officer)

September 27, 2017	/s/Michael D. Porcelain	Senior Vice President and
(Date)	Michael D. Porcelain	Chief Financial Officer (Principal Financial and Accounting Officer)

September 27, 2017	/s/Edwin Kantor	Director
(Date)	Edwin Kantor

September 27, 2017	/s/Ira S. Kaplan	Director
(Date)	Ira S. Kaplan

September 27, 2017	/s/Robert G. Paul	Director
(Date)	Robert G. Paul

September 27, 2017	/s/Dr. Yacov A. Shamash	Director
(Date)	Dr. Yacov A. Shamash

September 27, 2017	/s/Lawrence J. Waldman	Director
(Date)	Lawrence J. Waldman

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule

Page
Reports of Independent Registered Public Accounting Firms	F- 2

Consolidated Financial Statements:

Balance Sheets as of July 31, 2017 and 2016	F- 4

Statements of Operations for each of the years in the three-year period ended July 31, 2017	F- 5

Statements of Stockholders' Equity for each of the years in the three-year period ended July 31, 2017	F- 6

Statements of Cash Flows for each of the years in the three-year period ended July 31, 2017	F- 7

Notes to Consolidated Financial Statements	F- 9

Additional Financial Information Pursuant to the Requirements of Form 10-K:

Schedule II – Valuation and Qualifying Accounts and Reserves	S- 1

Schedules not listed above have been omitted because they are either not applicable or the required information has been provided elsewhere in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Comtech Telecommunications Corp.
Melville, New York

We have audited the accompanying consolidated balance sheets of Comtech Telecommunications Corp. and subsidiaries (the "Company") as of July 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 31, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 27, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Jericho, New York
September 27, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Comtech Telecommunications Corp.
Melville, New York

We have audited the internal control over financial reporting of Comtech Telecommunications Corp. and subsidiaries (the "Company") as of July 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended July 31, 2017 of the Company and our report dated September 27, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

Jericho, New York
September 27, 2017

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
As of July 31, 2017 and 2016

Assets	2017	2016
Current assets:
Cash and cash equivalents	$41,844,000	66,805,000
Accounts receivable, net	124,962,000	150,967,000
Inventories, net	60,603,000	71,354,000
Prepaid expenses and other current assets	13,635,000	14,513,000
Total current assets	241,044,000	303,639,000

Property, plant and equipment, net	32,847,000	38,667,000
Goodwill	290,633,000	287,618,000
Intangibles with finite lives, net	261,871,000	284,694,000
Deferred financing costs, net	3,065,000	3,309,000
Other assets, net	2,603,000	3,269,000
Total assets	$832,063,000	921,196,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,402,000	33,462,000
Accrued expenses and other current liabilities	68,610,000	98,034,000
Dividends payable	2,343,000	7,005,000
Customer advances and deposits	25,771,000	29,665,000
Current portion of long-term debt	15,494,000	11,067,000
Current portion of capital lease obligations	2,309,000	3,592,000
Interest payable	282,000	1,321,000
Total current liabilities	144,211,000	184,146,000

Non-current portion of long-term debt, net	176,228,000	239,969,000
Non-current portion of capital lease obligations	1,771,000	4,021,000
Income taxes payable	2,515,000	2,992,000
Deferred tax liability, net	17,306,000	9,798,000
Customer advances and deposits, non-current	7,227,000	5,764,000
Other liabilities	2,655,000	4,105,000
Total liabilities	351,913,000	450,795,000
Commitments and contingencies (See Note 14)
Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 38,619,467 shares and 38,367,997 shares at July 31, 2017 and 2016, respectively	3,862,000	3,837,000
Additional paid-in capital	533,001,000	524,797,000
Retained earnings	385,136,000	383,616,000
	921,999,000	912,250,000
Less:
Treasury stock, at cost (15,033,317 shares at July 31, 2017 and 2016)	(441,849,000)	(441,849,000)
Total stockholders’ equity	480,150,000	470,401,000
Total liabilities and stockholders’ equity	$832,063,000	921,196,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
Fiscal Years Ended July 31, 2017, 2016 and 2015

	2017	2016	2015
Net sales	$550,368,000	411,004,000	307,289,000
Cost of sales	332,183,000	239,767,000	168,405,000
Gross profit	218,185,000	171,237,000	138,884,000

Expenses:
Selling, general and administrative	116,080,000	94,932,000	62,680,000
Research and development	54,260,000	42,190,000	35,916,000
Amortization of intangibles	22,823,000	13,415,000	6,211,000
Settlement of intellectual property litigation	(12,020,000)	—	—
Acquisition plan expenses	—	21,276,000	—
	181,143,000	171,813,000	104,807,000

Operating income (loss)	37,042,000	(576,000)	34,077,000

Other expenses (income):
Interest expense and other	11,629,000	7,750,000	479,000
Interest income and other	(68,000)	(134,000)	(405,000)

Income (loss) before provision for (benefit from) income taxes	25,481,000	(8,192,000)	34,003,000
Provision for (benefit from) income taxes	9,654,000	(454,000)	10,758,000

Net income (loss)	$15,827,000	(7,738,000)	23,245,000
Net income (loss) per share:
Basic	$0.68	(0.46)	1.43
Diluted	$0.67	(0.46)	1.42

Weighted average number of common shares outstanding – basic	23,433,000	16,972,000	16,203,000

Weighted average number of common and common equivalent shares outstanding – diluted	23,489,000	16,972,000	16,418,000

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$0.60	1.20	1.20

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Fiscal Years Ended July 31, 2017, 2016 and 2015

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2014	31,016,469	$3,102,000	$421,240,000	$409,443,000	14,857,582	$(436,860,000)	$396,925,000
Equity-classified stock award compensation	—	—	4,387,000	—	—	—	4,387,000
Proceeds from exercise of options	50,000	5,000	1,434,000	—	—	—	1,439,000
Proceeds from issuance of employee stock purchase plan shares	34,310	3,000	914,000	—	—	—	917,000
Common stock issued for net settlement of stock-based awards	64,622	7,000	(480,000)	—	—	—	(473,000)
Cash dividends declared	—	—	—	(19,406,000)	—	—	(19,406,000)
Accrual of dividend equivalents	—	—	—	(224,000)	—	—	(224,000)
Net income tax shortfall from settlement of stock-based awards	—	—	(341,000)	—	—	—	(341,000)
Reversal of deferred tax assets associated with debt converted to shares of common stock	—	—	(58,000)	—	—	—	(58,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(13,000)	—	—	—	(13,000)
Repurchases of common stock	—	—	—	—	175,735	(4,989,000)	(4,989,000)
Net income	—	—	—	23,245,000	—	—	23,245,000
Balance as of July 31, 2015	31,165,401	3,117,000	427,083,000	413,058,000	15,033,317	(441,849,000)	401,409,000
Common stock issued from equity offering, net of issuance costs	7,145,000	715,000	93,355,000	—	—	—	94,070,000
Equity-classified stock award compensation	—	—	4,076,000	—	—	—	4,076,000
Proceeds from issuance of employee stock purchase plan shares	45,319	4,000	672,000	—	—	—	676,000
Common stock issued for net settlement of stock-based awards	12,277	1,000	(106,000)	—	—	—	(105,000)
Cash dividends declared	—	—	—	(21,549,000)	—	—	(21,549,000)
Accrual of dividend equivalents	—	—	—	(155,000)	—	—	(155,000)
Net income tax shortfall from settlement of stock-based awards	—	—	(27,000)	—	—	—	(27,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(256,000)	—	—	—	(256,000)
Net loss	—	—	—	(7,738,000)	—	—	(7,738,000)
Balance as of July 31, 2016	38,367,997	3,837,000	524,797,000	383,616,000	15,033,317	(441,849,000)	470,401,000
Equity-classified stock award compensation	—	—	8,467,000	—	—	—	8,467,000
Proceeds from issuance of employee stock purchase plan shares	64,367	7,000	687,000	—	—	—	694,000
Issuance of restricted stock, net	144,988	14,000	(14,000)	—	—	—	—
Common stock issued for net settlement of stock-based awards	42,115	4,000	(266,000)	—	—	—	(262,000)
Cash dividends declared	—	—	—	(14,034,000)	—	—	(14,034,000)
Accrual of dividend equivalents	—	—	—	(273,000)	—	—	(273,000)
Net income tax shortfall from settlement of stock-based awards	—	—	(248,000)	—	—	—	(248,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(422,000)	—	—	—	(422,000)
Net income	—	—	—	15,827,000	—	—	15,827,000
Balance as of July 31, 2017	38,619,467	$3,862,000	$533,001,000	$385,136,000	15,033,317	$(441,849,000)	$480,150,000
See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Consolidated Statements of Cash Flows Fiscal Years Ended July 31, 2017, 2016 and 2015

	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$15,827,000	(7,738,000)	23,245,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	14,354,000	9,830,000	6,525,000
Amortization of intangible assets with finite lives	22,823,000	13,415,000	6,211,000
Amortization of stock-based compensation	8,506,000	4,117,000	4,363,000
Amortization of deferred financing costs	1,977,000	795,000	65,000
Settlement of intellectual property litigation	(12,020,000)	—	—
Change in fair value of contingent liability	—	(359,000)	—
(Gain) loss on disposal of property, plant and equipment	(126,000)	(21,000)	3,000
Provision for allowance for doubtful accounts	497,000	907,000	764,000
Provision for excess and obsolete inventory	2,900,000	2,780,000	2,813,000
Excess income tax benefit from stock-based award exercises	(82,000)	(28,000)	(148,000)
Deferred income tax expense (benefit)	9,056,000	(3,241,000)	(2,365,000)
Changes in assets and liabilities, net of effects of business acquisition:
Accounts receivable	25,508,000	5,806,000	(15,132,000)
Inventories	7,812,000	8,280,000	(3,446,000)
Prepaid expenses and other current assets	(956,000)	2,112,000	543,000
Other assets	666,000	(86,000)	(39,000)
Accounts payable	(4,472,000)	(1,255,000)	(3,194,000)
Accrued expenses and other current liabilities	(22,058,000)	(13,465,000)	(815,000)
Customer advances and deposits	(2,431,000)	(6,397,000)	1,631,000
Other liabilities, non-current	(1,442,000)	(882,000)	(931,000)
Interest payable	(1,039,000)	1,292,000	(29,000)
Income taxes payable	1,355,000	(892,000)	1,662,000
Net cash provided by operating activities	66,655,000	14,970,000	21,726,000
Cash flows from investing activities:
Purchases of property, plant and equipment	(8,150,000)	(5,667,000)	(3,362,000)
Payments for business acquisition, net of cash acquired	—	(280,535,000)	—
Net cash used in investing activities	(8,150,000)	(286,202,000)	(3,362,000)
Cash flows from financing activities:
Repayment of long-term debt under Term Loan Facility	(33,567,000)	(77,353,000)	—
Net (payments) borrowings under Revolving Loan Facility	(26,500,000)	83,904,000	—
Cash dividends paid	(18,872,000)	(19,406,000)	(19,426,000)
Repayment of principal amounts under capital lease obligations	(3,592,000)	(1,753,000)	—
Payment of deferred financing costs	(1,085,000)	(9,464,000)	—
Payment of issuance costs related to equity offering	(626,000)	(476,000)	—
Proceeds from issuance of employee stock purchase plan shares	694,000	676,000	917,000
Excess income tax benefit from stock-based award exercises	82,000	28,000	148,000
Borrowings of long-term debt under Term Loan Facility	—	250,000,000	—
Proceeds received from equity offering	—	95,029,000	—
Required payments for debt assumed for business acquisition	—	(134,101,000)	—
Proceeds from exercises of stock options	—	—	1,439,000
Repurchases of common stock	—	—	(4,989,000)
Net cash (used in) provided by financing activities	(83,466,000)	187,084,000	(21,911,000)

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Consolidated Statements of Cash Flows (continued) Fiscal Years Ended July 31, 2017, 2016 and 2015

	2017	2016	2015
			(Continued)
Net decrease in cash and cash equivalents	$(24,961,000)	(84,148,000)	(3,547,000)

Cash and cash equivalents at beginning of year	66,805,000	150,953,000	154,500,000

Cash and cash equivalents at end of year	$41,844,000	66,805,000	150,953,000

Supplemental cash flow disclosure
Cash paid (received) during the year for:
Interest	$10,424,000	5,307,000	117,000
Income taxes, net	$(758,000)	3,678,000	11,441,000

Non-cash investing and financing activities:
Capital lease obligations incurred (excluding the effect of business acquisition)	$68,000	373,000	—

Accrued fixed asset additions	$1,221,000	346,000	—

Cash dividends declared but unpaid (including accrual of dividend equivalents)	$2,616,000	7,462,000	5,164,000

Issuance of restricted stock	$14,000	—	—

Accrued issuance costs related to equity offering	$—	636,000	—

Accrued deferred financing costs	$—	155,000	—

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

Revenue is generally recognized when the earnings process is complete, upon shipment or customer acceptance. Revenue from contracts relating to the design, development or manufacture of complex electronic equipment to a buyer’s specification or to provide services relating to the performance of such contracts is generally recognized in accordance with the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") 605-35 "Revenue Recognition - Construction-Type and Production-Type Contracts" ("FASB ASC 605-35"). We primarily apply the percentage-of-completion method and generally recognize revenue based on the relationship of total costs incurred to total projected costs, or, alternatively, based on output measures, such as units delivered or produced. Profits expected to be realized on such contracts are based on total estimated sales for the contract compared to total estimated costs, including warranty costs, at completion of the contract. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Provision for anticipated losses on uncompleted contracts is made in the period in which such losses become evident. Long-term, U.S. government, cost-reimbursable type contracts are also specifically covered by FASB ASC 605-35.

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

Revenues recognized in excess of amounts billable under long-term contracts accounted for under the percentage-of-completion method are recorded as unbilled receivables in the accompanying consolidated balance sheets. Unbilled receivables are billable upon various events, including the attainment of performance milestones, delivery of hardware, submission of progress bills based on time and materials, finalization of indirect rates or completion of the contract. We do not recognize revenue, or record unbilled receivables, until we receive fully funded orders.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

In fiscal 2017, 75.2% and 24.8% of our consolidated U.S. government net sales were derived from firm fixed-price and cost-reimbursable type contracts, respectively. Under firm fixed-price contracts, we perform for an agreed-upon price and we can derive benefits from cost savings, but bear the risk of cost overruns. Our cost-reimbursable type contracts typically provide for reimbursement of allowable costs incurred plus a negotiated fee. Cost-plus-incentive-fee orders typically provide for sharing with the U.S. government savings accrued from orders performed for less than the target costs and costs incurred in excess of targets up to a negotiated ceiling price (which is higher than the target cost), and for the supplier to carry the entire burden of costs exceeding the negotiated ceiling price.

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

Revenues from contracts that contain multiple elements that are not accounted for under the percentage-of-completion method are accounted for in accordance with FASB ASC 605-25 "Revenue Recognition — Multiple Element Arrangements" as amended by FASB Accounting Standards Update ("ASU") No. 2009-13 "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - a Consensus of the FASB Emerging Issues Task Force," which, among other things, requires revenue to be allocated to each element based on the relative selling price method.

Adoption of New Revenue Standard

On August 1, 2018 (our first quarter of fiscal 2019), we are required to adopt FASB ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)," which replaces numerous requirements in U.S. GAAP, including industry specific requirements, and provides a single revenue recognition model for contracts with customers. The core principle of the new standard is that a company should record revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In March 2016, April 2016, May 2016 and February 2017, FASB ASU Nos. 2016-08 "Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net)," 2016-10 "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," 2016-12 "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" and 2017-05 "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets" were issued, respectively, to clarify certain implementation matters related to the new revenue standard. The effective dates for these ASUs coincide with the effective date of FASB ASU 2014-09. FASB ASU No. 2014-09 can be adopted either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption.

Because of the broad scope of this new standard, it could impact our net sales and operating income across our two operating segments as well as related business processes and IT systems. We have formed a project team to perform a detailed evaluation of the operational impact of this new ASU, which transition approach to use and the overall impact of these ASUs on our consolidated financial statements and disclosures. This evaluation is ongoing and is expected to be completed shortly before our first quarter of fiscal 2019.

(d)	Cash and Cash Equivalents

Our cash equivalents are short-term, highly liquid investments that are both readily convertible to known amounts of cash and have insignificant risk of change in value as a result of changes in interest rates. Our cash and cash equivalents, as of July 31, 2017 and 2016, amounted to $41,844,000 and $66,805,000, respectively, and primarily consist of bank deposits and money market deposit accounts insured by the Federal Deposit Insurance Corporation. Cash equivalents are carried at cost, which approximates fair value.

(e)	Inventories

Our inventories are stated at the lower of cost and net realizable value, the latter of which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Our inventories are reduced to their estimated net realizable value by a charge to cost of sales in the period such excess costs are determined. Our inventories are principally recorded using either average or standard costing methods.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Work-in-process (including our contracts-in-progress) and finished goods inventory reflect all accumulated production costs, which are comprised of direct production costs and overhead, and is reduced by amounts recorded in cost of sales as the related revenue is recognized. Indirect costs relating to long-term contracts, which include expenses such as general and administrative, are charged to expense as incurred and are not included in our cost of sales or work-in-process (including our contracts-in-progress) and finished goods inventory.

(f)	Long-Lived Assets

Our machinery and equipment, which are recorded at cost, are depreciated or amortized over their estimated useful lives (three to eight years) under the straight-line method. Capitalized values of properties and leasehold improvements under leases are amortized over the life of the lease or the estimated life of the asset, whichever is less.

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with FASB ASC 350 "Intangibles - Goodwill and Other" goodwill is not amortized. We periodically, at least on an annual basis in the first quarter of each fiscal year, review goodwill, considering factors such as projected cash flows and revenue and earnings multiples, to determine whether the carrying value of the goodwill is impaired. If the goodwill is deemed to be impaired, the difference between the carrying amount reflected in the consolidated financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. We define our reporting units to be the same as our operating segments.

We performed our annual goodwill impairment assessment for fiscal 2018 on August 1, 2017 (the start of our first quarter of fiscal 2018). See Note (15) "Goodwill" for more information. Unless there are future indicators that the fair value of a reporting unit is more likely than not less than its carrying value, such as a significant adverse change in our future financial performance, our next impairment assessment for goodwill will be performed and completed in the first quarter of fiscal 2019. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

We charge research and development costs to operations as incurred, except in those cases in which such costs are reimbursable under customer funded contracts. In fiscal 2017, 2016 and 2015, we were reimbursed by customers for such activities in the amount of $27,050,000, $17,432,000 and $9,229,000, respectively. These amounts are not reflected in the reported research and development expenses in each of the respective periods, but are included in net sales with the related costs included in cost of sales in each of the respective periods.

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

We determine the uncertain tax positions taken or expected to be taken in income tax returns in accordance with the provisions of FASB ASC 740-10-25 "Income Taxes" which prescribes a two-step evaluation process for tax positions. The first step is recognition based on a determination of whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure a tax position that meets the more-likely-than-not threshold. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.

(i)	Earnings Per Share

Our basic earnings per share ("EPS") is computed based on the weighted average number of common shares (including vested but unissued stock units, share units, performance shares and restricted stock units ("RSUs")), outstanding during each respective period. Our diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of equity-classified stock-based awards, if dilutive, outstanding during each respective period. Pursuant to FASB ASC 260 "Earnings Per Share," equity-classified stock-based awards that are subject to performance conditions are not considered in our diluted EPS calculations until the respective performance conditions have been satisfied. When calculating our diluted earnings per share, we consider (i) the amount an employee must pay upon assumed exercise of stock-based awards; (ii) the amount of stock-based compensation cost attributed to future services and not yet recognized; and (iii) the amount of excess tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of in-the-money stock-based awards. This excess tax benefit is the amount resulting from a tax deduction for compensation in excess of compensation expense recognized for financial reporting purposes.

Our basic and diluted EPS calculations for fiscal 2017 and 2016 include the impact of common shares issued from a public offering in June 2016. There were no purchases of our common stock during the fiscal years ended July 31, 2017 and 2016. Weighted-average basic and diluted shares outstanding for the fiscal year ended July 31, 2015 reflect a reduction of 64,000 shares as a result of the repurchase of our common shares during the period. See Note (17) "Stockholders’ Equity" for more information.

Weighted average stock options, RSUs and restricted stock outstanding of 1,986,000, 2,350,000 and 570,000 shares for fiscal 2017, 2016 and 2015, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 228,000, 147,000 and 119,000 weighted average performance shares outstanding for fiscal 2017, 2016 and 2015, respectively, as the performance conditions have not yet been satisfied. However, the compensation expense related to these awards is included in net income (loss) (the numerator) for EPS calculations for each respective period.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Fiscal Years Ended July 31,
	2017	2016	2015
Numerator:
Net income (loss) for basic calculation	$15,827,000	(7,738,000)	23,245,000
Numerator for diluted calculation	$15,827,000	(7,738,000)	23,245,000

Denominator:
Denominator for basic calculation	23,433,000	16,972,000	16,203,000
Effect of dilutive securities:
Stock-based awards	56,000	—	215,000
Denominator for diluted calculation	23,489,000	16,972,000	16,418,000

(j)	Fair Value Measurements and Financial Instruments

Using the fair value hierarchy described in FASB ASC 820 “Fair Value Measurements and Disclosures” we valued our cash and cash equivalents using Level 1 inputs that were based on quoted market prices.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

We believe that the carrying amounts of our other current financial assets (such as accounts receivable) and other current liabilities (including accounts payable, accrued expenses and the current portion of our Secured Credit Facility) approximate their fair values due to their short-term maturities.

The fair value of the non-current portion of our Secured Credit Facility as of July 31, 2017 approximates its carrying amount due to its variable interest rate and pricing grid that is dependent upon our leverage ratio as of the end of each fiscal quarter. We believe the fair value of our non-current portion of capital lease obligations, which currently has a blended interest rate of 5.60%, would not be materially different than its carrying value as of July 31, 2017.

As of July 31, 2017 and 2016, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

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

In accordance with FASB ASC 220 "Comprehensive Income" we report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income (loss) was the same as our net income (loss) in fiscal 2017, 2016 and 2015.

(m)	Reclassifications

Certain reclassifications have been made to previously reported consolidated financial statements to conform to the fiscal 2017 presentation.

(n)	Adoption of Accounting Standards and Updates

We are required to prepare our consolidated financial statements in accordance with the FASB ASC which is the source for all authoritative U.S. generally accepted accounting principles, which are commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standard Updates ("ASUs"). During fiscal 2017, we adopted:

•
FASB ASU No. 2014-12, which requires that a performance target which affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Our adoption of this FASB ASU did not impact our consolidated financial statements or disclosures.

•
FASB ASU No. 2014-15, which provides guidance about management's responsibility to evaluate whether there is a substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Our adoption of this ASU did not impact our consolidated financial statements or disclosures.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

•
FASB ASU No. 2015-11, which simplifies the guidance on the subsequent measurement of inventory other than inventory measured using the last-in, first out or the retail inventory method. This ASU requires in-scope inventory to be subsequently measured at the lower of cost and net realizable value, the latter of which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Our early adoption of this ASU did not have any impact on our consolidated financial statements or disclosures.

•
FASB ASU No. 2016-06, which clarifies the requirements for assessing whether contingent call (put) options, that can accelerate the payment of principal on debt instruments, are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this ASU is required to assess the embedded call (put) options solely in accordance with the Derivatives Implementation Group’s four-step decision sequence. Our early adoption of this ASU did not have any impact on our consolidated financial statements or disclosures.

•
FASB ASU No. 2016-07, which eliminates the requirement to retroactively adopt the equity method of accounting for an investment as a result of an increase in the level of ownership interest or degree of influence. Our early adoption of this ASU did not have any impact on our consolidated financial statements or disclosures.

•
FASB ASU No. 2016-17, which amends the consolidation guidance on how a reporting entity (that is the single decision maker of a Variable Interest Entity (“VIE”)) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. Our early adoption of this ASU did not have any impact on our consolidated financial statements or disclosures.

•
FASB ASU No. 2016-18, which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Our early adoption of this ASU did not have any impact on our consolidated financial statements or disclosures.

•
FASB ASU No. 2017-01, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Our early adoption of this ASU did not have any impact on our consolidated financial statements or disclosures.

•
FASB ASU No. 2017-04, which simplifies the measurement of goodwill impairment by eliminating Step Two from the goodwill impairment test. Instead, impairment will be measured using the excess amount that a reporting unit's carrying value exceeds its fair value; however, any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Our early adoption of this ASU did not have any impact on our consolidated financial statements or disclosures.

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

The acquisition has an aggregate purchase price for accounting purposes of $340,432,000 (also referred to as the transaction equity value) and an enterprise value of $423,629,000. The fair value of consideration transferred in connection with the TCS acquisition was $280,535,000 in cash, which is net of $59,897,000 of cash acquired. We funded the acquisition (including transaction and merger related expenditures) and repaid $134,101,000 of debt assumed in connection with the acquisition by redeploying a significant amount of our combined cash and cash equivalents, with the remaining funds coming from a $400,000,000 Secured Credit Facility (the "Secured Credit Facility"), which is discussed further in Note (8) "Secured Credit Facility."
We have incurred transaction and merger related expenditures which include significant amounts primarily for: (i) change-in-control payments, (ii) severance, (iii) costs associated with establishing our Secured Credit Facility, and (iv) professional fees for financial and legal advisors for both Comtech and TCS. There were no such transaction and merger related expenses during fiscal 2017. For the fiscal year ended July 31, 2016, acquisition plan expenses were $21,276,000 and primarily related to the TCS acquisition. Additional transaction and merger related expenditures were either accounted for by TCS prior to being acquired by Comtech or were capitalized by us (such as deferred financing costs) or recorded as a reduction to additional paid-in capital (such as issuance costs related to our June 2016 equity offering) on our Consolidated Balance Sheet.

Our consolidated financial results include net sales from TCS operations of $298,476,000 and $151,365,000, respectively, for the fiscal years ended July 31, 2017 and 2016.
We have accounted for the TCS acquisition under the acquisition method of accounting in accordance with FASB ASC 805 "Business Combinations." The purchase price was allocated to the assets acquired and liabilities assumed, based on their fair value at February 23, 2016, pursuant to the business combination accounting rules. Acquisition-related transaction costs are not included as components of consideration transferred but are expensed in the period incurred.

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
The purchase price allocation shown in the above table includes the final estimated fair value of contingent liabilities associated with TCS's intellectual property matters and the warranty obligations for TCS's 911 call handling software, which are discussed in more detail in Note (14)(b) "Commitments and Contingencies - Legal Proceedings, Other Matters and Final Settlements" and Note (6) "Accrued Expenses and Other Current Liabilities," respectively. These estimated fair values reflect market participant assumptions, as required by FASB ASC 805 "Business Combinations" and do not reflect our settlement position or amounts we actually have paid or may pay in the future.

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

	(Unaudited)
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

•
The reduction to capitalized software amortization of $2,566,000 and $3,529,000 for the fiscal years ended July 31, 2016 and 2015, respectively, related to the difference between the historical value and the estimated fair value of TCS's capitalized software.

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3) Accounts Receivable

Accounts receivable consist of the following at July 31, 2017 and 2016:

	2017	2016
Billed receivables from commercial and international customers	$71,404,000	90,185,000
Unbilled receivables from commercial and international customers	24,668,000	19,333,000
Billed receivables from the U.S. government and its agencies	18,497,000	21,465,000
Unbilled receivables on U.S government and its agencies	11,693,000	21,013,000
Total accounts receivable	126,262,000	151,996,000
Less allowance for doubtful accounts	1,300,000	1,029,000
Accounts receivable, net	$124,962,000	150,967,000

Unbilled receivables relate to contracts-in-progress for which revenue has been recognized but we have not yet billed the customer for work performed. We had $118,000 of retainage included in unbilled receivables at both July 31, 2017 and 2016, and management estimates that substantially all of the unbilled receivables at July 31, 2017 will be billed and collected within one year. Of the unbilled receivables from commercial and international customers at July 31, 2017 and 2016, approximately $2,995,000 and $6,070,000, respectively, relates to a large over-the-horizon microwave system contract with our large U.S. prime contractor customer (all of which related to our North African country end-customer).

As of July 31, 2017 and 2016, the U.S. government (and its agencies) represented 23.9% and 27.9%, respectively, of total accounts receivable. There were no other customers which accounted for greater than 10.0% of total accounts receivable at both July 31, 2017 or 2016.

As of July 31, 2016, 10.5% of our total accounts receivable related to our North African country end customers.

(4) Inventories

Inventories consist of the following at July 31, 2017 and 2016:

	2017	2016
Raw materials and components	$50,569,000	54,723,000
Work-in-process and finished goods	26,053,000	32,829,000
Total inventories	76,622,000	87,552,000
Less reserve for excess and obsolete inventories	16,019,000	16,198,000
Inventories, net	$60,603,000	71,354,000

At July 31, 2017 and 2016, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $2,148,000 and $2,896,000, respectively.

At July 31, 2017 and 2016, $1,718,000 and $1,428,000, respectively, of the inventory balance above related to contracts from third party commercial customers who outsource their manufacturing to us.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5) Property, Plant and Equipment

Property, plant and equipment consist of the following at July 31, 2017 and 2016:

	2017	2016
Machinery and equipment	$146,459,000	137,595,000
Leasehold improvements	13,624,000	13,784,000
	160,083,000	151,379,000
Less accumulated depreciation and amortization	127,236,000	112,712,000
Property, plant and equipment, net	$32,847,000	38,667,000

Depreciation and amortization expense on property, plant and equipment amounted to $14,354,000, $9,830,000 and $6,525,000 for the fiscal years ended July 31, 2017, 2016 and 2015, respectively.

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at July 31, 2017 and 2016:

	2017	2016
Accrued wages and benefits	$19,622,000	23,394,000
Accrued legal costs	8,402,000	32,469,000
Accrued warranty obligations	17,617,000	15,362,000
Accrued acquisition-related costs	—	2,119,000
Accrued contract costs	8,644,000	8,348,000
Accrued commissions and royalties	3,600,000	3,473,000
Other	10,725,000	12,869,000
Accrued expenses and other current liabilities	$68,610,000	98,034,000

Accrued legal costs as of July 31, 2017 and 2016 include $4,120,000 and $28,112,000, respectively, related to estimated costs associated with certain TCS intellectual property matters. Included in the accrued legal costs as of July 31, 2017 are amounts payable for one TCS intellectual property matter settlement that has been finalized and an estimate of legal expenses and potential settlement costs related to one unresolved matter. The accrued potential settlement costs do not reflect the final amounts we may actually pay. Ongoing legal costs associated with defending the remaining legacy TCS intellectual property matter and its ultimate resolution could vary and have a material adverse effect on our future consolidated results of operations, financial position or cash flows. TCS intellectual property matters are discussed in more detail in Note (14)(b) "Commitments and Contingencies - Legal Proceedings, Other Matters and Final Settlements."

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

Accrued warranty obligations include $9,909,000 of warranty obligations for a TCS 911 call handling software solution that was licensed to customers prior to our acquisition of TCS. This amount reflects a consideration of contractual obligations as well as an estimate of future costs to resolve software issues.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Changes in our product warranty liability during the fiscal years ended July 31, 2017 and 2016 were as follows:

	2017	2016
Balance at beginning of year	$15,362,000	8,638,000
Provision for warranty obligations	5,394,000	4,264,000
Adjustment to TCS pre-acquisition contingent liability	4,200,000	7,419,000
Charges incurred	(7,339,000)	(4,959,000)
Balance at end of year	$17,617,000	15,362,000

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

As of July 31, 2017, the amount of the acquisition-related restructuring reserve is as follows:

Cumulative Activity Through July 31, 2017
Present value of estimated facility exit costs at August 1, 2008	$2,100,000
Cash payments made	(10,588,000)
Cash payments received	8,600,000
Accreted interest recorded	1,829,000
Liability as of July 31, 2017	1,941,000
Amount recorded as accrued expenses and other current liabilities in the Consolidated Balance Sheet	1,535,000
Amount recorded as other liabilities in the Consolidated Balance Sheet	$406,000

As of July 31, 2016, the present value of the estimated facility exit costs was $3,327,000. During the fiscal year ended July 31, 2017, we made cash payments of $1,575,000. Interest accreted for the fiscal years ended July 31, 2017, 2016 and 2015 was $189,000, $278,000 and $279,000, respectively, and is included in interest expense for each respective fiscal period.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Future cash payments associated with our restructuring plan are summarized below:

As of
July 31, 2017
Future lease payments to be made	$1,941,000
Interest expense to be accreted in future periods	212,000
Total remaining payments	$2,153,000

TCS
In connection with our February 23, 2016 acquisition of TCS, we continue to implement a tactical shift in strategy in our Government Solutions segment and have initiated certain cost reduction actions. To date, we have incurred an immaterial amount of severance and retention costs related to our shift in strategy.

(8) Secured Credit Facility

On February 23, 2016, in connection with our acquisition of TCS, we entered into a $400,000,000 secured credit facility (the "Secured Credit Facility") with a syndicate of lenders. The Secured Credit Facility, as amended June 6, 2017 (the “June 2017 Amendment”), comprises a senior secured term loan A facility of $250,000,000 (the "Term Loan Facility") and a secured revolving loan facility of up to $150,000,000, including a $25,000,000 letter of credit sublimit (the "Revolving Loan Facility") and, together, with the Term Loan Facility, matures on February 23, 2021. The proceeds of these borrowings were primarily used to finance our acquisition of TCS, including the repayment of certain existing indebtedness of TCS. The Term Loan Facility requires mandatory quarterly repayments. During the fiscal year ended July 31, 2017, we repaid $33,567,000 principal amount of borrowings under the Term Loan Facility, including a payment of $22,500,000 paid in connection with the June 2017 amendment to reduce the balloon or final payment of the Term Loan Facility, discussed further below. Under the Revolving Loan Facility, we had outstanding balances ranging from $31,904,000 to $84,904,000 during the fiscal year ended July 31, 2017. During the fiscal year ended July 31, 2016, the Company repaid $97,352,000 of principal amount under the Secured Credit Facility, primarily using the net proceeds received from a public offering of our common stock in June 2016, as discussed further in Note (17) "Stockholders’ Equity."

As of July 31, 2017 and 2016 amounts outstanding under our Secured Credit Facility, net, were as follows:

	2017	2016
Term Loan Facility	$139,080,000	172,647,000
Less unamortized deferred financing costs related to Term Loan Facility	4,763,000	5,515,000
Term Loan Facility, net	134,317,000	167,132,000
Revolving Loan Facility	57,405,000	83,904,000
Amount outstanding under Secured Credit Facility, net	191,722,000	251,036,000
Less current portion of long-term debt	15,494,000	11,067,000
Non-current portion of long-term debt	$176,228,000	239,969,000

Interest expense, including amortization of deferred financing costs, recorded during fiscal 2017 and 2016 related to the Secured Credit Facility was $11,106,000 and $6,933,000, respectively and reflects a blended interest rate of approximately 4.90% and 5.00% in fiscal 2017 and 2016, respectively. Interest expense, recorded during fiscal 2015 was $198,000 and related to our $100,000,000 committed revolving credit facility that expired on October 31, 2014.

At July 31, 2017, we had $3,850,000 of standby letters of credit outstanding under our Secured Credit Facility related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

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

The June 2017 Amendment is expected to result in increased operating and acquisition flexibility and simplify the calculations of our financial covenants. The June 2017 Amendment resulted in, among other things, that the:

(i)	Consolidated EBITDA definition more closely aligns with our Adjusted EBITDA metric by eliminating favorable adjustments to operating income related to settlements of TCS intellectual property matters;

(ii)
Leverage Ratio is calculated on a “gross” basis using the quotient of Total Indebtedness (excluding unamortized deferred financing costs) divided by our TTM Consolidated EBITDA. The prior Leverage Ratio was calculated on a “net” basis but did not include a reduction for any cash or cash equivalents above $50,000,000;

(iii)
Fixed Charge Coverage Ratio includes a deduction for all cash dividends, regardless of the amount of our cash and cash equivalents and the related allowable Quarterly Dividend Amount, as defined, will now align with our current quarterly dividend target of $0.10 per common share;

(iv)
Balloon or final payment of the Term Loan Facility, which is not due until February 23, 2021, was reduced by $22,500,000 through increased borrowings from the Revolving Loan Facility, which does not expire until February 23, 2021; and

(v)	Leverage Ratios will be adjusted, in certain conditions, to provide for additional flexibility for us to make acquisitions.

In connection with the June 2017 Amendment, there were no changes to: (i) the committed borrowing capacity; (ii) the maturity date; or (iii) interest rates payable (except that the interest rate pricing grid will now be based on the new Leverage Ratio). Also, the June 2017 Amendment did not result in an extinguishment for accounting purposes (as such term is defined in ASC 470 “Debt”); instead, the June 2017 Amendment was accounted for as a debt modification. As a result, deferred financing costs (including incremental fees for the June 2017 Amendment) will continue to be amortized over the remaining maturity term of the Secured Credit Facility.

As of July 31, 2017, our Leverage Ratio was 2.84x TTM Consolidated EBITDA compared to the maximum allowable Leverage Ratio of 3.75x TTM Consolidated EBITDA. In fiscal 2018, the maximum allowable Leverage Ratio will decrease each quarter until reaching 3.00x TTM Consolidated EBITDA in the fourth quarter of fiscal 2018, with no further reductions thereafter. Our Fixed Charge Coverage Ratio as of July 31, 2017 was 1.95x compared to the minimum required Fixed Charge Coverage Ratio of 1.25x and will not change for the remaining term of the Secured Credit Facility, as amended. Given our expected future business performance, we anticipate maintaining compliance with the terms and financial covenants in our Secured Credit Facility, as amended, for the foreseeable future.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The obligations under the Secured Credit Facility, as amended, are guaranteed by certain of our domestic subsidiaries (the "Subsidiary Guarantors"). As collateral security for amounts outstanding under our Secured Credit Facility, as amended, and the guarantees thereof, we and our Subsidiary Guarantors have granted to an administrative agent, for the benefit of the lenders, a lien on, and first priority security interest in, substantially all of our tangible and intangible assets.

Capitalized terms used but not defined herein have the meanings set forth for such terms in the Secured Credit Facility, dated as of February 23, 2016, and the First Amendment of the Secured Credit Facility, dated as of June 6, 2017, both of which have been documented and filed with the SEC.

(9) Capital Lease Obligations
We lease certain equipment under capital leases, the majority of which we assumed in connection with our acquisition of TCS. As of July 31, 2017 and 2016 the net book value of the leased assets which collateralize the capital lease obligations was $5,419,000 and $8,698,000, respectively, and consisted primarily of machinery and equipment. As of July 31, 2017, our capital lease obligations reflect a blended interest rate of approximately 5.60%. Our capital leases generally contain provisions whereby we can purchase the equipment at the end of the lease for a one dollar buyout. Depreciation of leased assets is included in depreciation expense.
Future minimum payments under capital lease obligations consisted of the following at July 31, 2017:

Fiscal 2018	$2,494,000
Fiscal 2019	1,492,000
Fiscal 2020	318,000
Fiscal 2021 and beyond	—
Total minimum lease payments	4,304,000
Less: amounts representing interest	224,000
Present value of net minimum lease payments	4,080,000
Current portion of capital lease obligations	2,309,000
Non-current portion of capital lease obligations	$1,771,000

(10) Income Taxes

Income (loss) before provision for (benefit from) income taxes consists of the following:

	Fiscal Years Ended July 31,
	2017	2016	2015
U.S.	$23,732,000	(7,666,000)	33,425,000
Foreign	1,749,000	(526,000)	578,000
	$25,481,000	(8,192,000)	34,003,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The provision for (benefit from) income taxes included in the accompanying Consolidated Statements of Operations consists of the following:

	Fiscal Years Ended July 31,
	2017	2016	2015
Federal – current	$(441,000)	2,297,000	12,367,000
Federal – deferred	8,399,000	(2,930,000)	(2,342,000)

State and local – current	608,000	408,000	931,000
State and local – deferred	659,000	(310,000)	(25,000)

Foreign – current	413,000	81,000	(173,000)
Foreign – deferred	16,000	—	—
Provision for (benefit from) income taxes	$9,654,000	(454,000)	10,758,000

The provision for (benefit from) income taxes differed from the amounts computed by applying the U.S. Federal income tax rate as a result of the following:

	Fiscal Years Ended July 31,
	2017		2016		2015
	Amount	Rate	Amount	Rate	Amount	Rate
Computed “expected” tax expense	$8,919,000	35.0%	(2,867,000)	35.0%	11,901,000	35.0%
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of Federal benefit	1,257,000	4.9	23,000	(0.3)	720,000	2.1
Nondeductible stock-based compensation	78,000	0.3	68,000	(0.8)	86,000	0.2
Domestic production activities deduction	(269,000)	(1.1)	(198,000)	2.4	(1,030,000)	(3.0)
Research and experimentation credits	(919,000)	(3.6)	(1,106,000)	13.5	(793,000)	(2.3)
Acquisition-related tax contingencies	—	—	1,962,000	(24.0)	—	—
Nondeductible transaction costs	—	—	1,279,000	(15.6)	—	—
Foreign income taxes	(151,000)	(0.6)	289,000	(3.5)	(372,000)	(1.1)
Other	739,000	3.0	96,000	(1.2)	246,000	0.7
Provision for (benefit from) income taxes	$9,654,000	37.9%	(454,000)	5.5%	10,758,000	31.6%

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at July 31, 2017 and 2016 are presented below:

	2017	2016
Deferred tax assets:
Inventory and warranty reserves	$7,854,000	8,383,000
Compensation and commissions	3,807,000	5,842,000
Federal, state and foreign research and experimentation credits	16,286,000	16,364,000
Stock-based compensation	7,767,000	5,743,000
Acquisition-related contingent liabilities	4,687,000	12,929,000
Federal and state NOLs	19,880,000	25,760,000
Other	11,416,000	10,885,000
Less valuation allowance	(8,633,000)	(9,624,000)
Total deferred tax assets	63,064,000	76,282,000
Deferred tax liabilities:
Plant and equipment	(1,309,000)	(1,882,000)
Intangibles	(79,061,000)	(84,198,000)
Total deferred tax liabilities	(80,370,000)	(86,080,000)
Net deferred tax (liabilities) assets	$(17,306,000)	(9,798,000)

We provide for income taxes under the provisions of FASB ASC 740 "Income Taxes." FASB ASC 740 requires an asset and liability based approach in accounting for income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of them will not be realized. If management determines that it is more likely than not that some or all of its deferred tax assets will not be realized, a valuation allowance will be recorded against such deferred tax assets.

At July 31, 2017, we had approximately $48,986,000 of U.S. Federal net operating loss carryforwards reflected in deferred tax assets. Of the total loss carryforwards, approximately $46,933,000, which were generated by TCS in calendar 2013 and the tax period from January 1, 2016 to February 23, 2016, are usable at a rate of approximately $23,910,000 per year and will begin to expire in 2033. Approximately $1,589,000 is the remaining net operating loss carryforwards acquired in an acquisition by TCS in 2001, which are usable at the rate of $1,401,000 per year and will expire in 2021 if unused at that time. The remaining U.S. Federal net operating loss carryforwards generated in fiscal year 2016 of approximately $464,000 will expire in 2036.

At July 31, 2017, we had Federal alternative minimum tax credit carryforwards of approximately $2,652,000, which are available to offset future regular Federal taxes. We have Federal research and experimentation credits of approximately $9,769,000 that will begin to expire in 2019. The timing and manner in which we may utilize net operating loss carryforwards and tax credits in future tax years will be limited by the amounts and timing of future taxable income and by the application of the ownership change rules under Section 382 and 383 of the Internal Revenue Code.

We have state net operating loss carryforwards available of approximately $2,735,000 which expire through 2036, utilization of which will be limited in a manner similar to the Federal net operating loss carryforwards. We believe that it is more likely than not that the benefit from certain state net operating loss carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of approximately $1,553,000 on the deferred tax assets relating to these state net operating loss carryforwards. We have state research and experimentation credits of approximately $5,540,000 expiring through 2036. We believe that it is more likely than not that the benefit from certain research and experimentation credits will not be realized. In recognition of this risk, we have provided a valuation allowance of approximately $5,472,000 on the deferred tax assets relating to these state credits.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At July 31, 2017 and 2016, our foreign deferred tax assets relating to research and experimentation credits have been offset by a valuation allowance as they may not be utilized in a future period. Our foreign earnings and profits are insignificant and, as such, we have not recorded any deferred tax liability on unremitted foreign earnings.

We must generate approximately $169,100,000 of taxable income in the future to fully utilize our net deferred tax assets as of July 31, 2017. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. In addition, at July 31, 2017, we had a hypothetical additional paid-in capital ("APIC") pool related to stock-based compensation of $16,267,000. On August 1, 2017, we adopted FASB ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as income tax expense or benefit in the income statement in the reporting period in which they occur. The adoption of this ASU is discussed in more detail in Note (11) "Stock-Based Compensation."

At July 31, 2017 and 2016, total unrecognized tax benefits were $8,681,000 and $9,171,000, respectively, including interest of $95,000 and $63,000, respectively. At July 31, 2017, $2,515,000 of our unrecognized tax benefits were recorded as non-current income taxes payable in our Consolidated Balance Sheet. The remaining unrecognized tax benefits of $6,166,000 were presented as an offset to the associated non-current deferred tax assets in our Consolidated Balance Sheet. At July 31, 2016, $2,992,000 of our unrecognized tax benefits were recorded as non-current income taxes payable in our Consolidated Balance Sheet. The remaining unrecognized benefit of $6,179,000 was presented as an offset to the associated non-current deferred tax assets in our Consolidated Balance Sheet. Of the total unrecognized tax benefits, $7,727,000 and $8,261,000 at July 31, 2017 and 2016, respectively, net of the reversal of the Federal benefit recognized as a deferred tax asset relating to state reserves, would positively impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our financial statements. We do not expect that there will be any significant changes to our total unrecognized tax benefits within the next twelve months.

Our policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense. The following table summarizes the activity related to our unrecognized tax benefits for fiscal years 2017, 2016 and 2015 (excluding interest):

	2017	2016	2015
Balance at beginning of period	$9,108,000	2,728,000	2,703,000
Increase related to current period	587,000	2,487,000	410,000
Increase related to prior periods	86,000	4,490,000	144,000
Expiration of statute of limitations	(404,000)	(580,000)	(468,000)
Decrease related to prior periods	(791,000)	(17,000)	(61,000)
Balance at end of period	$8,586,000	9,108,000	2,728,000

Our federal income tax returns for fiscal 2015 and 2016 are subject to potential future Internal Revenue Service ("IRS") audits. None of our state income tax returns prior to fiscal 2013 are subject to audit. TCS’s federal income tax returns for calendar years 2013 through 2015 and the tax period from January 1, 2016 to February 23, 2016 are subject to potential future IRS audits. None of TCS’s state income tax returns prior to calendar year 2012 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

As of July 31, 2017, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 7,895,947 shares (net of 3,724,297 expired and canceled awards), of which an aggregate of 5,209,875 have been exercised or converted into common stock.

As of July 31, 2017, the following stock-based awards, by award type, were outstanding:

July 31, 2017
Stock options	1,855,875
Performance shares	252,089
RSUs and restricted stock	292,260
Share units	285,848
Total	2,686,072

Our ESPP provides for the issuance of up to 800,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance. Through July 31, 2017, we have cumulatively issued 698,739 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Consolidated Statements of Operations:

	Fiscal Years Ended July 31,
	2017	2016	2015
Cost of sales	$760,000	296,000	245,000
Selling, general and administrative expenses	7,071,000	3,407,000	3,507,000
Research and development expenses	675,000	414,000	611,000
Stock-based compensation expense before income tax benefit	8,506,000	4,117,000	4,363,000
Estimated income tax benefit	(3,065,000)	(1,434,000)	(1,523,000)
Net stock-based compensation expense	$5,441,000	2,683,000	2,840,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At July 31, 2017, unrecognized stock-based compensation of $6,569,000, net of estimated forfeitures of $759,000, is expected to be recognized over a weighted average period of 2.7 years. Total stock-based compensation capitalized and included in ending inventory at July 31, 2017 and 2016 was $12,000 and $51,000, respectively. There are no liability-classified stock-based awards outstanding as of July 31, 2017 or 2016.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Stock-based compensation expense, by award type, is summarized as follows:

	Fiscal Years Ended July 31,
	2017	2016	2015
Stock options	$1,400,000	2,353,000	2,842,000
Performance shares	1,607,000	1,374,000	890,000
ESPP	162,000	163,000	206,000
RSUs and restricted stock	829,000	227,000	397,000
Share units	4,508,000	—	28,000
Stock-based compensation expense before income tax benefit	8,506,000	4,117,000	4,363,000
Estimated income tax benefit	(3,065,000)	(1,434,000)	(1,523,000)
Net stock-based compensation expense	$5,441,000	2,683,000	2,840,000

ESPP stock-based compensation expense primarily relates to the 15% discount offered to participants in the ESPP.

The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability in our Consolidated Balance Sheet as of July 31, 2017 and 2016. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

The following table reconciles the actual income tax benefit recognized for tax deductions relating to the settlement of stock-based awards to the excess income tax benefit reported as a cash flow from financing activities in our Consolidated Statements of Cash Flows:

	Fiscal Years Ended July 31,
	2017	2016	2015
Actual income tax benefit recorded for the tax deductions relating to the settlement of stock-based awards	$372,000	196,000	1,108,000
Less: Tax benefit initially recognized on settled stock-based awards vesting subsequent to the adoption of accounting standards that require us to expense stock-based awards	290,000	168,000	960,000
Excess income tax benefit from settled equity-classified stock-based awards recorded as an increase to additional paid-in capital and reported as a cash inflow from financing activities in our Consolidated Statements of Cash Flows	$82,000	28,000	148,000

During fiscal 2017, 2016 and 2015, we recorded $670,000, $283,000 and $354,000, respectively, of a reduction to additional paid-in capital and accumulated hypothetical tax benefits, which represent net income tax shortfalls recognized from the settlement of stock-based awards and the reversal of unrealized deferred tax assets associated with certain vested equity-classified stock-based awards that expired during each of the respective periods.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Stock Options

The following table summarizes the Plan's activity:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2014	2,132,896	$28.17
Granted	416,525	33.78
Expired/canceled	(46,400)	30.20
Exercised	(383,338)	27.61
Outstanding at July 31, 2015	2,119,683	29.33
Granted	552,806	27.15
Expired/canceled	(396,610)	28.99
Exercised	(19,200)	27.24
Outstanding at July 31, 2016	2,256,679	28.87
Expired/canceled	(400,804)	30.15
Outstanding at July 31, 2017	1,855,875	$28.60	5.56	$—

Exercisable at July 31, 2017	1,261,529	$28.55	4.84	$—

Vested and expected to vest at July 31, 2017	1,799,732	$28.58	5.51	$—

Stock options outstanding as of July 31, 2017 have exercise prices ranging from $20.90 - $33.94. There were no stock options granted or exercised during the fiscal year ended July 31, 2017. The total intrinsic value relating to stock options exercised during the fiscal years ended July 31, 2016 and 2015 was $32,000 and $2,279,000, respectively. Stock options granted during the fiscal years ended July 31, 2016 and 2015 had exercise prices equal to the fair market value of our common stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years.

During fiscal 2016 and 2015, at the election of certain holders of vested stock options, 19,200 and 333,338 stock options, respectively, were net settled upon exercise. As a result, 706 and 49,086 net shares of our common stock were issued, after reduction of shares retained to satisfy the exercise price and minimum statutory tax withholding requirements, during the fiscal years ended July 31, 2016 and 2015, respectively.

The estimated per-share weighted average grant-date fair value of stock options granted during fiscal 2016 and 2015 was $5.50 and $6.12, respectively, which was determined using the Black-Scholes option pricing model, and included the following weighted average assumptions:

	Fiscal Years Ended July 31,
	2016	2015
Expected dividend yield	4.46%	3.55%
Expected volatility	34.44%	28.19%
Risk-free interest rate	1.52%	1.61%
Expected life (years)	5.15	5.44

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

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

Performance Shares, RSUs, Restricted Stock and Share Unit Awards

The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2014	180,097	$26.20
Granted	66,294	33.96
Converted to common stock	(18,422)	27.79
Forfeited	(3,804)	32.47
Outstanding at July 31, 2015	224,165	28.26
Granted	71,605	27.45
Converted to common stock	(16,439)	26.35
Forfeited	(62,118)	27.62
Outstanding at July 31, 2016	217,213	28.32
Granted	705,241	14.31
Converted to common stock	(61,462)	26.63
Forfeited	(30,795)	17.13
Outstanding at July 31, 2017	830,197	$16.95	$14,943,546

Vested at July 31, 2017	531,885	$18.51	$9,573,930

Vested and expected to vest at July 31, 2017	802,715	$16.96	$14,448,867

The total intrinsic value relating to fully-vested awards converted into our common stock during the fiscal years ended July 31, 2017, 2016 and 2015 was $1,039,000, $660,000 and $654,000 respectively.

Performance shares granted to employees prior to fiscal 2014 generally vest over a 5.3 year period, beginning on the date of grant once pre-established performance goals were attained, and are convertible into shares of our common stock at the time of vesting, on a one-for-one basis for no cash consideration. The performance shares granted to employees since fiscal 2014 principally vest over a three-year performance period, if pre-established performance goals are attained, or as specified pursuant to the Plan and related agreements. As of July 31, 2017, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level.

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Share units are vested when issued and are convertible into shares of our common stock generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain circumstances. Cumulatively through July 31, 2017, 744 share units granted have been converted into common stock. On July 31, 2017, 278,089 fully vested share units were granted to certain employees in lieu of fiscal 2017 non-equity incentive compensation. In fiscal 2016, our non-equity incentives were settled in cash. These share units will be convertible into shares of our common stock on the one-year anniversary of the grant date.

The fair value of performance shares, RSUs, restricted stock and share units is determined using the closing market price of our common stock on the date of grant, less the present value of any estimated future dividend equivalents such awards are not entitled to receive and an applicable estimated discount for post vesting restrictions. RSUs and performance shares granted in fiscal 2012 are not entitled to dividend equivalents. RSUs, performance shares and restricted stock granted since fiscal 2013 are entitled to dividend equivalents unless forfeited before vesting occurs; however, performance shares granted in fiscal 2013 were not entitled to such dividend equivalents until our Board of Directors determined that the pre-established performance goals were met. Share units granted prior to fiscal 2014 are not entitled to dividend equivalents. Share units granted since fiscal 2014 are entitled to dividend equivalents while the underlying shares are unissued.

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of conversion of the underlying shares into our common stock. During fiscal 2017, 2016 and 2015, we accrued $273,000, $155,000 and $224,000, respectively, of dividend equivalents and paid out $176,000, $23,000 and $15,000, respectively. Such amounts were recorded as a reduction to retained earnings. As of July 31, 2017 and 2016, accrued dividend equivalents were $554,000 and $457,000, respectively.
Cash payments to remit employees' minimum statutory tax withholding requirements related to the net settlement of stock-based awards for the fiscal years ended July 31, 2017, 2016 and 2015 were $262,000, $105,000 and $473,000, respectively, which is reported as a cash outflow from operating activities in the accrued expenses and other current liabilities line item in our Consolidated Statements of Cash Flows for each respective period.

Subsequent Events

In the first quarter of fiscal 2018, our Board of Directors authorized the issuance of 305,734 stock-based awards of which 99,620 were performance shares and 206,114 were restricted stock units. Total unrecognized compensation expense related to such awards, net of estimated forfeitures and assuming achievement of the pre-established performance goals at a target level, approximated $5,328,000.

Also on August 1, 2017, we adopted FASB ASU 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which amended several aspects of the accounting and reporting of share-based payment transactions, including:

Excess tax benefits and shortfalls - ASU 2016-09 requires that all tax effects related to share-based awards to be recognized in the statement of operations. ASU 2016-09 also removes the prior requirement to delay recognition of excess tax benefits until it reduces current taxes payable; instead, we are now required to recognize excess tax benefits as discrete items in the interim period in which they occur, subject to normal valuation allowance considerations. As ASU 2016-09 eliminates the concept of accumulated hypothetical tax benefits, excess tax benefits and shortfalls will no longer be recognized in stockholders’ equity. As a result, ASU 2016-09 is expected to result in future volatility of our income tax expense (as the future tax effects of share-based awards will be dependent on the price of our common stock at the time of settlement). Due to the adoption of ASU 2016-09, on a prospective basis, excess income tax benefits from the settlement of share-based awards will be presented in our Consolidated Statement of Cash Flows as a cash inflow from operating activities. Such amounts for fiscal 2017, 2016 and 2015 were $82,000, $28,000 and $148,000, respectively, and were reported as a cash outflow from operating activities and cash inflow from financing activities.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Diluted earnings per share - When calculating our diluted earnings per share prior to the adoption of ASU 2016-09, in addition to considering the amount an employee must pay upon assumed exercise of stock-based awards and the amount of stock-based compensation cost attributed to future services and not yet recognized, the assumed proceeds also included the amount of excess tax benefits, if any, that would have been credited to additional paid-in capital assuming exercise of in-the-money stock-based awards. Effective with our adoption of ASU 2016-09 in the first quarter of fiscal 2018, excess tax benefits are to be excluded from the calculation on a prospective basis. As a result, the denominator for our diluted calculations could increase in the future as compared to prior calculations.

Forfeitures - As permitted by ASU 2016-09, we elected to continue to estimate forfeitures of share-based awards.

Statutory Tax Withholding Requirements - When net settling share-based awards as a means to meet tax withholding requirements, ASU 2016-09 now allows entities to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction, without resulting in liability classification of the award. To qualify, we must have at least some withholding obligation. This aspect of adopting ASU 2016-09 did not have any material impact on us. However, with respect to cash payments that we make to taxing authorities on behalf of employees for such shares withheld, on a retrospective basis in future financial statements that include a statement of cash flows, we are required to present such payments as a cash outflow from financing activities. Payments for share-based award tax withholding requirements for fiscal 2017, 2016 and 2015 were $262,000, $105,000 and $473,000, respectively, and were previously presented as a cash outflow from operating activities.

(12) Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Fiscal Years Ended July 31,
	2017	2016	2015
United States
U.S. government	32.7%	40.8%	30.6%
Domestic	38.9%	29.2%	13.2%
Total United States	71.6%	70.0%	43.8%

International
North African country	1.8%	3.6%	13.8%
Other international	26.6%	26.4%	42.4%
Total International	28.4%	30.0%	56.2%

Sales to U.S. government customers include the Department of Defense ("DoD") and intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to U.S. state and local governments.

International sales for fiscal 2017, 2016 and 2015 (which include sales to U.S. domestic companies for inclusion in products that will be sold to international customers) were $156,483,000, $123,474,000 and $172,651,000, respectively.

For fiscal 2017 and 2016, except for the U.S. government, no other customer or individual country (including sales to U.S. domestic companies for inclusion in products that will be sold to a foreign country) represented more than 10% of consolidated net sales. Sales to a U.S. prime contractor customer represented approximately 13.5% of consolidated net sales for the fiscal years ended July 31, 2015. Almost all of these sales related to our North African country end-customer.

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

Our CODM primarily uses a metric that we refer to as Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") to measure an operating segment’s performance and to make decisions about resources to be allocated. Our Adjusted EBITDA metric does not consider any allocation of the following: income taxes, interest (income) and other expense, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, settlement of intellectual property litigation, acquisition plan expenses or strategic alternatives analysis expenses and other. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Our Adjusted EBITDA is also used by our management in assessing the Company's operating results. Although closely aligned, the Company's definition of Adjusted EBITDA is different than the Consolidated EBITDA (as such term is defined in our Secured Credit Facility) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies (including TCS prior to our acquisition) and, therefore, may not be comparable to similarly titled measures used by other companies.

Operating segment information, along with a reconciliation of segment net income (loss) and consolidated net income (loss) to Adjusted EBITDA is presented in the tables below:

	Fiscal Year Ended July 31, 2017
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$330,867,000	219,501,000	—	$550,368,000
Operating income (loss)	$33,234,000	9,393,000	(5,585,000)	$37,042,000

Net income (loss)	$32,871,000	9,421,000	(26,465,000)	$15,827,000
Provision for income taxes	258,000	—	9,396,000	9,654,000
Interest (income) and other expense	(108,000)	(34,000)	74,000	(68,000)
Interest expense	213,000	6,000	11,410,000	11,629,000
Amortization of stock-based compensation	—	—	8,506,000	8,506,000
Amortization of intangibles	17,698,000	5,125,000	—	22,823,000
Depreciation	9,938,000	2,938,000	1,478,000	14,354,000
Settlement of intellectual property litigation	—	—	(12,020,000)	(12,020,000)
Adjusted EBITDA	$60,870,000	17,456,000	(7,621,000)	$70,705,000

Purchases of property, plant and equipment	$7,007,000	1,046,000	97,000	$8,150,000
Total assets at July 31, 2017	$606,436,000	185,234,000	40,393,000	$832,063,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

	Fiscal Year Ended July 31, 2016
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$248,955,000	162,049,000	—	$411,004,000
Operating income (loss)	$23,255,000	23,006,000	(46,837,000)	$(576,000)

Net income (loss)	$22,785,000	23,018,000	(53,541,000)	$(7,738,000)
Provision for (benefit from) income taxes	72,000	—	(526,000)	(454,000)
Interest (income) and other expense	109,000	(11,000)	(232,000)	(134,000)
Interest expense	289,000	(1,000)	7,462,000	7,750,000
Amortization of stock-based compensation	—	—	4,117,000	4,117,000
Amortization of intangibles	10,592,000	2,823,000	—	13,415,000
Depreciation	7,073,000	2,006,000	751,000	9,830,000
Acquisition plan expenses	—	—	21,276,000	21,276,000
Adjusted EBITDA	$40,920,000	27,835,000	(20,693,000)	$48,062,000

Purchases of property, plant and equipment	$4,614,000	978,000	75,000	$5,667,000
Long-lived assets acquired in connection with the TCS acquisition	$367,865,000	82,860,000	4,359,000	$455,084,000
Total assets at July 31, 2016	$631,936,000	226,865,000	62,395,000	$921,196,000

	Fiscal Year Ended July 31, 2015
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$203,674,000	103,615,000	—	$307,289,000
Operating income (loss)	$20,733,000	30,004,000	(16,660,000)	$34,077,000

Net income (loss)	$20,502,000	30,033,000	(27,290,000)	$23,245,000
(Benefit from) provision for income taxes	(142,000)	—	10,900,000	10,758,000
Interest (income) and other expense	92,000	(30,000)	(467,000)	(405,000)
Interest expense	281,000	—	198,000	479,000
Amortization of stock-based compensation	—	—	4,363,000	4,363,000
Amortization of intangibles	6,211,000	—	—	6,211,000
Depreciation	5,250,000	1,242,000	33,000	6,525,000
Strategic alternatives analysis expenses and other	—	—	585,000	585,000
Adjusted EBITDA	$32,194,000	31,245,000	(11,678,000)	$51,761,000

Purchases of property, plant and equipment	$2,233,000	1,063,000	66,000	$3,362,000
Total assets at July 31, 2015	$233,965,000	95,314,000	144,598,000	$473,877,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Unallocated expenses result from corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs and also includes all of our amortization of stock-based compensation. In addition, during fiscal 2017, unallocated expenses also reflect the favorable adjustments to operating income related to the settlement of certain legacy TCS intellectual property matters. During fiscal 2016, unallocated expenses include acquisition plan expenses, most of which related to the February 23, 2016 acquisition of TCS. Unallocated expenses for fiscal 2015 include expenses related to our strategic alternatives analysis, which we concluded in December 2014.

Interest expense in fiscal 2017 and 2016 includes $11,106,000 and $6,933,000, respectively, related to our Secured Credit Facility and includes the amortization of deferred financing costs. See Note (8) "Secured Credit Facility" for further discussion of such debt. Interest expense for fiscal 2015 includes interest on a committed $100,000,000 secured revolving credit facility that expired on October 31, 2014 and amortization of deferred financing costs.

Intersegment sales in fiscal 2017, 2016 and 2015 by the Commercial Solutions segment to the Government Solutions segment were $12,492,000, $6,266,000 and $6,165,000, respectively. There were nominal sales by the Government Solutions segment to the Commercial Solutions segment for these fiscal periods.

Unallocated assets at July 31, 2017 consist principally of cash and cash equivalents, income taxes receivable, corporate property, plant and equipment and deferred financing costs. Substantially all of our long-lived assets are located in the U.S. and all intersegment sales are eliminated in consolidation and are excluded from the tables above.

(14) Commitments and Contingencies

(a) Operating Leases

At July 31, 2017, future minimum lease payments, net of subleases, under non-cancelable operating lease agreements are as follows:

Fiscal Year:
2018	$12,374,000
2019	9,114,000
2020	6,742,000
2021	5,316,000
2022	4,222,000
Thereafter	7,854,000
Total	$45,622,000

Lease expense charged to operations was $13,270,000, $9,100,000 and $5,363,000 in fiscal 2017, 2016 and 2015, respectively.

We lease our Melville, New York production facility from a partnership controlled by our President, CEO and Chairman. Lease payments made in fiscal 2017 were $617,000. The current lease provides for our use of the premises as they exist through December 2021 with an option for an additional 10 years. The annual rent of the facility for calendar year 2018 is $635,000 and is subject to customary adjustments. We have a right of first refusal in the event of a sale of the facility.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(b) Legal Proceedings, Other Matters and Final Settlements

Legacy TCS Intellectual Property Matter - Vehicle IP
In December 2009, Vehicle IP, LLC ("Vehicle IP") filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware (the "District Court"), seeking monetary damages, fees and expenses and other relief from, among others, our customer Verizon Wireless ("Verizon"), based on the VZ Navigator product, and TCS is defending Verizon against Vehicle IP. In 2013, the District Court granted the defendants’ motion for summary judgment on the basis that the products in question did not infringe plaintiff’s patent. Plaintiff appealed that decision and, in 2014, the U.S. Court of Appeals for the Federal Circuit reversed the District Court's claim construction, overturned the District Court's grant of summary judgment of noninfringement, and remanded the case for further proceedings. Fact discovery and expert discovery has closed. Substantive settlement conversations have occurred but, to date, the parties have been unable to reach a settlement. As discussed in Note (6) “Accrued Expenses and Other Current Liabilities," we have accrued certain legal and settlement costs related to the Vehicle IP matter. The accrued settlement costs related to this matter do not reflect the final amounts we actually may pay, if any.

On May 30, 2017, we received positive news that the District Court issued a supplemental claim construction order in our favor. As a result, the plaintiff agreed to file a joint status report to the District Court that requested that the District Court cancel the trial date (which was scheduled for July 2017). On July 28, 2017, the parties entered into a stipulation that the defendants’ accused products do not infringe Vehicle IP’s patent under the District Court’s current revised construction of the disputed patent claim term and requested that the District Court therefore enter a judgment of noninfringement. On August 18, 2017, the court entered such a judgment of noninfringment. As expected, following the judgment, Vehicle IP filed a notice of appeal on August 29, 2017.

Vehicle IP's opening brief on appeal of the District Court's claim construction is currently due October 31, 2017. An appellate ruling may take a year or so to be issued. If the District Court's current claim construction is ultimately upheld at the appellate level, it is possible that we may not have to go to trial or pay any monetary damages.

Ongoing legal expenses associated with defending this matter and its ultimate resolution could vary and have a material adverse effect on our consolidated results of operations, financial position or cash flows in future periods.

Other Matters
In October 2014, we disclosed to the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”) that we learned during a self-assessment of our export transactions that a shipment of modems sent to a Canadian customer by Comtech EF Data Corp. was incorporated into a communication system, the ultimate end user of which was the Sudan Civil Aviation Authority. The sales value of this equipment was approximately $288,000. OFAC regulations prohibit U.S. persons from doing business directly or indirectly with Sudan. In late 2015, OFAC issued an administrative subpoena seeking further information about the disclosed transaction. We have responded to the subpoena, including alerting OFAC to Comtech’s repair of three modems for a customer in Lebanon who may have rerouted the modems from Lebanon to Sudan without the required U.S. licensing authorization. We are not able to predict when OFAC will complete its review, nor whether it will take any action against us, which could include civil and criminal penalties. If OFAC determines that we have violated U.S. trade sanctions, we may suffer reputational harm. Even though we take precautions to avoid engaging in transactions that may violate U.S. trade sanctions, those measures may not be effective in every instance.

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Final Settlements of Certain TCS Intellectual Property Matters and Mississippi Lawsuit
During the fiscal year ended July 31, 2017, we entered into final settlements of certain legacy TCS intellectual property matters and a separate lawsuit filed in Mississippi. The settlement of these matters and their impact on our consolidated financial statements are described below:

TracBeam - On January 30, 2017, we entered into a final settlement of a legacy TCS patent infringement litigation matter which resulted in a lower loss than originally estimated. The final settlement resolved litigation in the U.S. District Court for the Eastern District of Texas (“Eastern District Court”) in which TracBeam, LLC ("TracBeam") asserted a patent infringement claim and sought damages, fees and expenses and other relief from, among others, TCS’s customers T-Mobile US, Inc. and T-Mobile USA, Inc. (together, "T-Mobile"), based on the defendants’ E911 service and locator products. TCS was defending T-Mobile against TracBeam.The final settlement required that we make two cash payments in fiscal 2017. On a GAAP basis, the final settlement resulted in a favorable $9,979,000 contribution, net of estimated legal fees, to operating income for fiscal 2017. In addition to the final settlement, during fiscal 2017, TCS settled its claims against a prior owner of the TCS assets that were the subject of the TracBeam infringement claim and we received cash settlement proceeds that were recorded as a reduction of selling, general and administrative expenses in fiscal 2017. As a result, our total net cash outflow related to the final resolution of the entire TracBeam matter was immaterial.

CallWave - In 2012, CallWave Communication LLC ("CallWave") brought a patent infringement lawsuit in the U.S. District Court for the District of Delaware seeking damages, fees and expenses and other relief from, among others, Verizon Wireless and certain of its affiliates (collectively, "Verizon"), based on Verizon's VZ Family Locator and VZ Navigator products, and TCS had previously agreed to indemnify Verizon subject to certain conditions. During fiscal 2017, a final settlement was entered into between TCS and CallWave and, on a GAAP basis, the resolution of this matter resulted in a favorable $2,041,000 contribution, net of estimated legal fees, to operating income for fiscal 2017. Cash payments related to this final settlement are immaterial and principally occurred during fiscal 2017.

Mississippi Lawsuit - A family in Mississippi sued Verizon Wireless in June 2016 and TCS in July 2016 in the U.S. District Court for the Southern District of Mississippi, for damages resulting from allegations that their 911 calls were improperly routed during an emergency. Both TCS and Verizon denied the allegations. During fiscal 2017, a final settlement was reached on terms that had no impact on our consolidated financial statements and the case was dismissed.

(c) Employment Change of Control and Indemnification Agreements

We have an employment agreement with our CEO and President. The employment agreement generally provides for an annual salary and bonus award. We have also entered into change of control agreements with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of our Company.

(15) Goodwill

The following table represents the amount of goodwill by reportable operating segment, including the changes in the net carrying value of goodwill for the fiscal years ended July 31, 2017 and 2016:

	Commercial Solutions	Government Solutions	Total
Balance as of July 31, 2016	$229,273,000	58,345,000	$287,618,000
Additions resulting from TCS acquisition	2,167,000	848,000	3,015,000
Balance as of July 31, 2017	$231,440,000	59,193,000	$290,633,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

See Note (2) "Acquisition" for further discussion of the TCS acquisition. The additions to goodwill resulting from the TCS acquisition in fiscal 2017 were primarily related to the finalization of: (i) the estimated fair value of TCS's 911 call handling software warranty obligations; (ii) TCS's income tax returns for the pre-acquisition period which began January 1, 2016 and ended February 23, 2016 and calendar year 2015; (iii) revisions to the estimated fair value of certain fixed assets; and (iv) the related adjustments to deferred income taxes. These measurement period adjustments were recorded to reflect final determinations of estimated fair values of the assets acquired and the liabilities assumed in connection with the TCS acquisition based on facts and circumstances that existed as of the acquisition date.

In accordance with FASB ASC 350 "Intangibles - Goodwill and Other" we perform a goodwill impairment analysis at least annually (in the first quarter of each fiscal year), unless indicators of impairment exist in interim periods. If we fail the quantitative assessment of goodwill impairment ("quantitative assessment"), pursuant to our adoption of FASB ASU No. 2017-04 in fiscal 2017, we would be required to recognize an impairment loss equal to the amount that a reporting unit's carrying value exceeded its fair value; however, any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

On August 1, 2017 (the first day of our fiscal 2018), we performed our annual quantitative assessment using market participant assumptions to determine if the fair value of each of our reporting units with goodwill exceeded its carrying value. In making this assessment, we considered, among other things, expectations of projected net sales and cash flows, assumptions impacting the weighted average cost of capital, trends in trading multiples of comparable companies, changes in our stock price and changes in the carrying values of our reporting units with goodwill. We also considered overall business conditions.

In performing the quantitative assessment, we estimated the fair value of each of our reporting units using a combination of the income and market approaches. The income approach, also known as the discounted cash flow ("DCF") method, utilizes the present value of cash flows to estimate fair value. The future cash flows for our reporting units were projected based on our estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). For purposes of conducting our impairment analysis, we assumed revenue growth rates and cash flow projections that are below our actual long-term expectations. The discount rates used in our DCF method were based on a weighted-average cost of capital ("WACC") determined from relevant market comparisons, adjusted upward for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). A terminal value growth rate was applied to the final year of the projected period and reflected our estimate of stable, perpetual growth. We then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach. Under the market approach, we estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization and factored in a control premium. Finally, we compared our estimates of fair values to our August 1, 2017 total public market capitalization and assessed implied control premiums based on our common stock price of $18.47 as of August 1, 2017.

Based on our quantitative evaluation, we determined that our Commercial Solutions and Government Solutions reporting units had estimated fair values in excess of their carrying values of at least 17.8% and 52.9%, respectively, and concluded that our goodwill was not impaired and that neither of our two reporting units was at risk of failing the quantitative assessment. However, in order to sensitize our goodwill impairment test, we performed a second analysis using only the income approach and concluded that neither reporting units' goodwill was impaired or at risk of failing the quantitative assessment. It is possible that, during fiscal 2018 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate or our common stock price could decline. A significant decline in our customers' spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform an interim quantitative assessment during fiscal 2018 or beyond. If assumed net sales and cash flow projections are not achieved in future periods or our common stock price significantly declines from current levels , our Commercial Solutions and Government Solutions reporting units could be at risk of failing the quantitative assessment and goodwill and intangibles assigned to the respective reporting units could be impaired.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2018 (the start of our fiscal 2019). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangible assets with finite lives when an event occurs indicating the potential for impairment. We believe that the carrying values of our net intangible assets were recoverable as of July 31, 2017. Any impairment charges that we may record in the future could be material to our results of operation and financial condition.

(16) Intangible Assets

Intangible assets with finite lives as of July 31, 2017 and 2016 are as follows:

	July 31, 2017
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.3	$249,831,000	41,923,000	$207,908,000
Technologies	12.3	82,370,000	48,623,000	33,747,000
Trademarks and other	16.4	28,894,000	8,678,000	20,216,000
Total		$361,095,000	99,224,000	$261,871,000

	July 31, 2016
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.3	$249,831,000	28,497,000	$221,334,000
Technologies	12.3	82,370,000	42,860,000	39,510,000
Trademarks and other	16.3	28,894,000	5,044,000	23,850,000
Total		$361,095,000	76,401,000	$284,694,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the years ended July 31, 2017, 2016 and 2015 was $22,823,000, $13,415,000 and $6,211,000, respectively.

Intangible assets at July 31, 2017 and 2016, and the associated amortization expense for the fiscal years ended July 31, 2017 and 2016, include the impact of the TCS acquisition which closed on February 23, 2016 and which is further discussed in Note (2) "Acquisition."

The estimated amortization expense consists of the following for the fiscal years ending July 31:

2018	$21,075,000
2019	17,155,000
2020	17,155,000
2021	16,196,000
2022	14,955,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17) Stockholders’ Equity

Sale of Common Stock
In June 2016, the Company sold 7,145,000 shares of its common stock in a public offering at a price of $14.00 per share, resulting in proceeds to the Company of $95,029,000, net of underwriting discounts and commissions. As of July 31, 2017 and September 27, 2017, an aggregate registered amount of $74,970,000 under the Company's existing Shelf Registration Statement filed with the SEC remains available for sale of various types of securities, including debt. During the fiscal year ended July 31, 2016, the Company recorded $1,112,000 of total issuance costs related to this common stock offering, $959,000 of which was a reduction to the additional paid-in capital included in the Consolidated Balance Sheet as of July 31, 2016.

Stock Repurchase Program
As of July 31, 2017 and September 27, 2017, we were authorized to repurchase up to an additional $8,664,000 of our common stock, pursuant to our current $100,000,000 stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. There were no repurchases made during the fiscal years ended July 31, 2017 or 2016.

Dividends
Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount that was established by our Board of Directors. On October 6, 2016, our Board of Directors declared a dividend of $0.30 per common share, which was paid on November 22, 2016. On December 7, 2016, March 8, 2017 and June 7, 2017, our Board of Directors declared a dividend of $0.10 per common share, which were paid on February 17, 2017, May 19, 2017 and August 18, 2017, respectively.

On September 27, 2017, our Board of Directors declared a dividend of $0.10 per common share, payable on November 17, 2017 to stockholders of record at the close of business on October 18, 2017.

Future dividends remain subject to compliance with financial covenants under our Secured Credit Facility, as amended, as well as Board approval.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(18) Unaudited Quarterly Financial Data

The following is a summary of unaudited quarterly operating results. Our historical results prior to February 23, 2016 do not include TCS; as such, you should not rely on period-to-period comparisons as an indicator of future performance as these comparisons may not be meaningful.

Fiscal 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$135,786,000	139,028,000	127,792,000	147,762,000	$550,368,000
Gross profit	52,108,000	53,204,000	52,461,000	60,412,000	218,185,000
Net (loss) income	(2,489,000)	6,585,000	4,417,000	7,314,000	15,827,000
Diluted (loss) income per share	(0.11)	0.28	0.19	0.31	0.67

Fiscal 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$64,117,000	70,323,000	124,187,000	152,377,000	$411,004,000
Gross profit	28,202,000	29,438,000	51,391,000	62,206,000	171,237,000
Net income (loss)	1,439,000	2,476,000	(14,355,000)	2,702,000	(7,738,000)
Diluted income (loss) per share	0.09	0.15	(0.89)	0.14	(0.46)	*

Fiscal 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$76,391,000	81,802,000	71,633,000	77,463,000	$307,289,000
Gross profit	35,325,000	37,875,000	32,308,000	33,376,000	138,884,000
Net income	5,225,000	7,585,000	4,960,000	5,475,000	23,245,000
Diluted income per share	0.32	0.46	0.30	0.34	1.42

* The per share information is computed independently for each quarter and the full year based on the respective weighted average number of common shares outstanding. Therefore, income per share information for the full fiscal year may not equal the total of the quarters within the year.

Schedule II
COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Fiscal Years Ended July 31, 2017, 2016 and 2015

Column A	Column B	Column C Additions				Column D		Column E
Description	Balance at beginning of period	Charged to cost and expenses		Charged to other accounts - describe		Transfers (deductions) - describe		Balance at end of period
Allowance for doubtful accounts receivable:
Year ended July 31,
2017	$1,029,000	497,000	(A)	—		(226,000)	(B)	$1,300,000
2016	1,206,000	907,000	(A)	—		(1,084,000)	(B)	1,029,000
2015	627,000	764,000	(A)	—		(185,000)	(B)	1,206,000

Inventory reserves:
Year ended July 31,
2017	$16,198,000	2,900,000	(C)	—		(3,079,000)	(D)	$16,019,000
2016	16,904,000	2,780,000	(C)	—		(3,486,000)	(D)	16,198,000
2015	16,309,000	2,813,000	(C)	—		(2,218,000)	(D)	16,904,000

Valuation allowance for deferred tax assets:
Year ended July 31,
2017	$9,624,000	324,000	(E)	121,000	(F)	(1,436,000)	(F)	$8,633,000
2016	4,442,000	524,000	(E)	4,658,000	(F)	—		9,624,000
2015	2,958,000	1,484,000	(E)	—		—		4,442,000

(A)	Provision for doubtful accounts.

(B)	Write-off of uncollectible receivables.

(C)	Provision for excess and obsolete inventory.

(D)	Write-off of inventory.

(E)	Change in valuation allowance.

(F)	Acquisition related valuation allowance charged to (deducted) from goodwill.

S- 1