Form 10-Q
period 2017-10-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2017-12-06
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2017

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
Yes               No
APPLICABLE ONLY TO CORPORATE ISSUERS:
As of December 1, 2017, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 23,607,565 shares.

Index

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2017	July 31, 2017
Assets
Current assets:
Cash and cash equivalents	$42,507,000	41,844,000
Accounts receivable, net	113,943,000	124,962,000
Inventories, net	70,191,000	60,603,000
Prepaid expenses and other current assets	15,302,000	13,635,000
Total current assets	241,943,000	241,044,000

Property, plant and equipment, net	31,401,000	32,847,000
Goodwill	290,633,000	290,633,000
Intangibles with finite lives, net	256,602,000	261,871,000
Deferred financing costs, net	2,850,000	3,065,000
Other assets, net	2,803,000	2,603,000
Total assets	$826,232,000	832,063,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,512,000	29,402,000
Accrued expenses and other current liabilities	63,103,000	68,610,000
Dividends payable	2,351,000	2,343,000
Customer advances and deposits	22,668,000	25,771,000
Current portion of long-term debt	16,135,000	15,494,000
Current portion of capital lease obligations	2,064,000	2,309,000
Interest payable	69,000	282,000
Total current liabilities	136,902,000	144,211,000

Non-current portion of long-term debt, net	175,193,000	176,228,000
Non-current portion of capital lease obligations	1,293,000	1,771,000
Income taxes payable	2,550,000	2,515,000
Deferred tax liability, net	20,024,000	17,306,000
Customer advances and deposits, non-current	8,695,000	7,227,000
Other liabilities	5,556,000	2,655,000
Total liabilities	350,213,000	351,913,000
Commitments and contingencies (See Note 18)
Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 38,640,511 shares and 38,619,467 shares at October 31, 2017 and July 31, 2017, respectively	3,864,000	3,862,000
Additional paid-in capital	532,940,000	533,001,000
Retained earnings	381,064,000	385,136,000
	917,868,000	921,999,000
Less:
Treasury stock, at cost (15,033,317 shares at October 31, 2017 and July 31, 2017)	(441,849,000)	(441,849,000)
Total stockholders’ equity	476,019,000	480,150,000
Total liabilities and stockholders’ equity	$826,232,000	832,063,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended October 31,

	2017	2016
Net sales	$121,569,000	135,786,000
Cost of sales	73,853,000	83,678,000
Gross profit	47,716,000	52,108,000

Expenses:
Selling, general and administrative	28,475,000	32,685,000
Research and development	13,750,000	14,096,000
Amortization of intangibles	5,269,000	6,055,000
	47,494,000	52,836,000

Operating income (loss)	222,000	(728,000)

Other expenses (income):
Interest expense	2,588,000	3,325,000
Interest (income) and other	39,000	(2,000)

Loss before benefit from income taxes	(2,405,000)	(4,051,000)
Benefit from income taxes	(745,000)	(1,562,000)

Net loss	$(1,660,000)	(2,489,000)
Net loss per share (See Note 4):
Basic	$(0.07)	(0.11)
Diluted	$(0.07)	(0.11)

Weighted average number of common shares outstanding – basic	23,797,000	23,385,000

Weighted average number of common and common equivalent shares outstanding – diluted	23,797,000	23,385,000

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$0.10	0.30

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED OCTOBER 31, 2017 AND 2016
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2016	38,367,997	$3,837,000	$524,797,000	$383,616,000	15,033,317	$(441,849,000)	$470,401,000

Equity-classified stock award compensation	—	—	970,000	—	—	—	970,000
Proceeds from issuance of employee stock purchase plan shares	16,812	2,000	181,000	—	—	—	183,000
Issuance of restricted stock	144,899	14,000	(14,000)	—	—	—	—
Net settlement of stock-based awards	25,697	3,000	(166,000)	—	—	—	(163,000)
Cash dividends declared	—	—	—	(7,008,000)	—	—	(7,008,000)
Accrual of dividend equivalents, net of reversal	—	—	—	(129,000)	—	—	(129,000)
Net income tax shortfall from settlement of stock-based awards	—	—	(161,000)	—	—	—	(161,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(316,000)	—	—	—	(316,000)
Net loss	—	—	—	(2,489,000)	—	—	(2,489,000)
Balance as of October 31, 2016	38,555,405	$3,856,000	$525,291,000	$373,990,000	15,033,317	$(441,849,000)	$461,288,000

Balance as of July 31, 2017	38,619,467	$3,862,000	$533,001,000	$385,136,000	15,033,317	$(441,849,000)	$480,150,000

Equity-classified stock award compensation	—	—	747,000	—	—	—	747,000
Proceeds from issuance of employee stock purchase plan shares	11,674	1,000	188,000	—	—	—	189,000
Forfeiture of restricted stock	(10,254)	(1,000)	1,000	—	—	—	—
Net settlement of stock-based awards	19,624	2,000	(997,000)	—	—	—	(995,000)
Cash dividends declared	—	—	—	(2,351,000)	—	—	(2,351,000)
Accrual of dividend equivalents	—	—	—	(61,000)	—	—	(61,000)
Net loss	—	—	—	(1,660,000)	—	—	(1,660,000)
Balance as of October 31, 2017	38,640,511	$3,864,000	$532,940,000	$381,064,000	15,033,317	$(441,849,000)	$476,019,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended October 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,660,000)	(2,489,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	3,346,000	3,749,000
Amortization of intangible assets with finite lives	5,269,000	6,055,000
Amortization of stock-based compensation	747,000	970,000
Amortization of deferred financing costs	548,000	484,000
Loss on disposal of property, plant and equipment	2,000	1,000
Provision for allowance for doubtful accounts	147,000	339,000
Provision for excess and obsolete inventory	693,000	637,000
Excess income tax benefit from stock-based awards	—	(50,000)
Deferred income tax expense (benefit)	2,718,000	(120,000)
Changes in assets and liabilities:
Accounts receivable	10,719,000	13,680,000
Inventories	(10,281,000)	(4,942,000)
Prepaid expenses and other current assets	1,714,000	473,000
Other assets	(200,000)	86,000
Accounts payable	610,000	(3,348,000)
Accrued expenses and other current liabilities	(2,379,000)	(2,105,000)
Customer advances and deposits	(1,635,000)	(1,691,000)
Other liabilities, non-current	(313,000)	(420,000)
Interest payable	(213,000)	(77,000)
Income taxes payable	(3,346,000)	(3,446,000)
Net cash provided by operating activities	6,486,000	7,786,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,108,000)	(2,075,000)
Net cash used in investing activities	(1,108,000)	(2,075,000)

Cash flows from financing activities:
Net borrowings under Revolving Loan Facility	6,400,000	1,000,000
Repayment of long-term debt under Term Loan Facility	(7,127,000)	(2,212,000)
Cash dividends paid	(2,459,000)	(7,123,000)
Remittance of employees' statutory tax withholdings for stock awards	(995,000)	(163,000)
Repayment of principal amounts under capital lease obligations	(723,000)	(943,000)
Proceeds from issuance of employee stock purchase plan shares	189,000	183,000
Payment of issuance costs related to equity offering	—	(492,000)
Payment of deferred financing costs	—	(105,000)
Excess income tax benefit from stock-based awards	—	50,000
Net cash used in financing activities	(4,715,000)	(9,805,000)

Net increase (decrease) in cash and cash equivalents	663,000	(4,094,000)
Cash and cash equivalents at beginning of period	41,844,000	66,805,000
Cash and cash equivalents at end of period	$42,507,000	62,711,000
See accompanying notes to condensed consolidated financial statements. (Continued)

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)
	Three months ended October 31,
	2017	2016
Supplemental cash flow disclosures:
Cash paid (received) during the period for:
Interest	$2,164,000	2,849,000
Income taxes, net	$(113,000)	2,004,000

Non-cash investing and financing activities:
Cash dividends declared but unpaid (including dividend equivalents)	$2,412,000	7,137,000
Accrued additions to property, plant and equipment	$794,000	1,225,000
(Forfeiture) issuance of restricted stock	$(1,000)	14,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and its subsidiaries (“Comtech,” “we,” “us,” or “our”) as of and for the three months ended October 31, 2017 and 2016 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Our condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, filed with the Securities and Exchange Commission (“SEC”), for the fiscal year ended July 31, 2017 and the notes thereto contained in our Annual Report on Form 10-K, and all of our other filings with the SEC.

As disclosed in more detail in Note (14) - "Segment Information," we manage our business in two reportable segments: Commercial Solutions and Government Solutions.

Certain reclassifications have been made to previously reported condensed consolidated financial statements to conform to the current fiscal period presentation.

(2)    Adoption of Accounting Standards and Updates

We are required to prepare our condensed consolidated financial statements in accordance with the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) which is the source for all authoritative U.S. generally accepted accounting principles, which are commonly referred to as “GAAP.” The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates (“ASUs”). During the three months ended October 31, 2017, we adopted FASB ASU 2016-09 "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which amends several aspects of the accounting for and reporting of share-based payment transactions. Our adoption of this ASU, on August 1, 2017, did not have a material impact on our condensed consolidated financial statements. See Note (12) - "Stock-Based Compensation" for further information regarding our adoption of this ASU.

(3)    Fair Value Measurements and Financial Instruments

Using the fair value hierarchy described in FASB ASC 820 “Fair Value Measurements and Disclosures,” we valued our cash and cash equivalents using Level 1 inputs that were based on quoted market prices.

We believe that the carrying amounts of our other current financial assets (such as accounts receivable) and other current liabilities (including accounts payable, accrued expenses and the current portions of our Secured Credit Facility and favorable AT&T warranty settlement) approximate their fair values due to their short-term maturities.

The fair value of the non-current portion of our Secured Credit Facility as of October 31, 2017 approximates its carrying amount due to its variable interest rate and pricing grid that is dependent upon our leverage ratio as of the end of each fiscal quarter. We believe the fair value of our non-current portion of capital lease obligations, which currently has a blended interest rate of 5.9%, would not be materially different than its carrying value as of October 31, 2017.

The fair value of the non-current portion of our favorable AT&T warranty settlement as of October 31, 2017 approximates its carrying amount given our belief that the present value of such liability reflects market participants' assumptions for a similar junior, unsecured debt instrument. See Note (7) - "Accrued Expenses and Other Current Liabilities" for further discussion of the favorable AT&T warranty settlement.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

As of October 31, 2017 and July 31, 2017, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

(4)    Earnings Per Share

Our basic earnings per share ("EPS") is computed based on the weighted average number of common shares (including vested but unissued stock units, share units, performance shares and restricted stock units ("RSUs")), outstanding during each respective period. Our diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of equity-classified stock-based awards, if dilutive, outstanding during each respective period. Pursuant to FASB ASC 260 "Earnings Per Share," equity-classified stock-based awards that are subject to performance conditions are not considered in our diluted EPS calculations until the respective performance conditions have been satisfied. When calculating our diluted earnings per share, we consider the amount an employee must pay upon assumed exercise of stock-based awards and the amount of stock-based compensation cost attributed to future services and not yet recognized. On August 1, 2017, we adopted ASU 2016-09, which amends several aspects of the accounting for and reporting of share-based payment transactions. As a result of our adoption of ASU 2016-09, the amount of excess tax benefits assuming exercise of in-the-money stock-based awards is no longer included in the calculation of diluted earnings per share on a prospective basis and the denominator for our diluted calculations could increase in the future as compared to prior calculations. See Note (12) - "Stock-Based Compensation" for more information on the impact of adopting ASU 2016-09.

There were no purchases of our common stock during the three months ended October 31, 2017 or 2016. See Note (17) - "Stockholders’ Equity" for more information.

Weighted average stock options, performance shares (for which performance conditions have been satisfied), RSUs and restricted stock outstanding of 2,246,000 and 2,419,000 for the three months ended October 31, 2017 and 2016, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 252,000 and 227,000 weighted average performance shares outstanding for the three months ended October 31, 2017 and 2016, respectively, as the performance conditions have not yet been satisfied. However, the compensation expense related to these awards is included in net loss (the numerator) for EPS calculations for each respective period.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended October 31,
	2017	2016
Numerator:
Net loss for basic calculation	$(1,660,000)	(2,489,000)
Numerator for diluted calculation	$(1,660,000)	(2,489,000)

Denominator:
Denominator for basic calculation	23,797,000	23,385,000
Denominator for diluted calculation	23,797,000	23,385,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(5)    Accounts Receivable

Accounts receivable consist of the following at:

	October 31, 2017	July 31, 2017
Billed receivables from commercial and international customers	$66,349,000	71,404,000
Unbilled receivables from commercial and international customers	17,215,000	24,668,000
Billed receivables from the U.S. government and its agencies	14,709,000	18,497,000
Unbilled receivables from the U.S. government and its agencies	17,172,000	11,693,000
Total accounts receivable	115,445,000	126,262,000
Less allowance for doubtful accounts	1,502,000	1,300,000
Accounts receivable, net	$113,943,000	124,962,000

Unbilled receivables relate to contracts-in-progress for which revenue has been recognized but we have not yet billed the customer for work performed. We had $108,000 and $118,000 of retainage included in unbilled receivables at October 31, 2017 and July 31, 2017, respectively, and management estimates that substantially all of the unbilled receivables at October 31, 2017 will be billed and collected within one year. Of the unbilled receivables from commercial and international customers at October 31, 2017 and July 31, 2017, approximately $2,839,000 and $2,995,000, respectively, relates to a large over-the-horizon microwave system contract with our large U.S. prime contractor customer (all of which related to our North African country end-customer).

As of October 31, 2017 and July 31, 2017, the U.S. government (and its agencies) represented 27.6% and 23.9%, respectively, of total accounts receivable. There were no other customers which accounted for greater than 10.0% of total accounts receivable at both October 31, 2017 and July 31, 2017.

(6)    Inventories

Inventories consist of the following at:

	October 31, 2017	July 31, 2017
Raw materials and components	$51,237,000	50,569,000
Work-in-process and finished goods	34,188,000	26,053,000
Total inventories	85,425,000	76,622,000
Less reserve for excess and obsolete inventories	15,234,000	16,019,000
Inventories, net	$70,191,000	60,603,000

As of October 31, 2017 and July 31, 2017, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $2,018,000 and $2,148,000, respectively.

As of October 31, 2017 and July 31, 2017, $1,507,000 and $1,718,000, respectively, of the inventory balance above related to contracts from third party commercial customers who outsource their manufacturing to us.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(7)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	October 31, 2017	July 31, 2017
Accrued wages and benefits	$20,436,000	19,622,000
Accrued warranty obligations	13,001,000	17,617,000
Accrued contract costs	8,363,000	8,644,000
Accrued legal costs	7,983,000	8,402,000
Accrued commissions and royalties	2,540,000	3,600,000
Other	10,780,000	10,725,000
Accrued expenses and other current liabilities	$63,103,000	68,610,000

Accrued legal costs as of October 31, 2017 and July 31, 2017 include $3,739,000 and $4,120,000, respectively, related to estimated costs associated with certain TCS intellectual property matters. The accrued potential settlement costs do not reflect the final amounts we may actually pay. Ongoing legal costs associated with defending the legacy TCS intellectual property matters and the ultimate resolution could vary and have a material adverse effect on our future consolidated results of operations, financial position or cash flows. TCS intellectual property matters are discussed in more detail in Note (18) - "Legal Proceedings and Other Matters."

Accrued contract costs represent direct and indirect costs on contracts as well as estimates of amounts owed for invoices not yet received from vendors or reflected in accounts payable.

Accrued warranty obligations relate to estimated liabilities for warranty coverage that we provide to our customers. We generally provide warranty coverage for some of our products for a period of at least one year from the date of delivery. We record a liability for estimated warranty expense based on historical claims, product failure rates, a consideration of contractual obligations, future costs to resolve software issues and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Changes in our current accrued warranty obligations during the three months ended October 31, 2017 and 2016 were as follows:

	Three months ended October 31,
	2017	2016
Balance at beginning of period	$17,617,000	15,362,000
Provision for warranty obligations	1,106,000	1,083,000
Charges incurred	(1,830,000)	(1,461,000)
Warranty settlement (see below)	(3,892,000)	—
Balance at end of period	$13,001,000	$14,984,000

Our current accrued warranty obligations at October 31, 2017 and July 31, 2017 include $5,546,000 and $9,909,000, respectively, of warranty obligations for a small product line that we refer to as the TCS 911 call handling software solution. This solution was licensed to customers prior to our acquisition of TCS. During the three months ended October 31, 2017, we entered into a full and final warranty settlement with AT&T, the largest customer/distributor of this product line, pursuant to which we issued thirty-six credits to AT&T of $153,000 which AT&T can apply on a monthly basis to purchases of solutions from us, beginning October 2017 through September 2020. As of October 31, 2017, the total present value of these monthly credits is $4,721,000, of which $1,489,000 is included in our current accrued warranty obligations and $3,232,000 is reflected in other liabilities (non-current) on our Condensed Consolidated Balance Sheet. In connection with this favorable settlement, we recorded a benefit to cost of sales of $660,000.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(8)    Acquisition-Related Restructuring Plans

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

As of October 31, 2017, the amount of the acquisition-related restructuring reserve is as follows:

Cumulative Activity Through October 31, 2017
Present value of estimated facility exit costs at August 1, 2008	$2,100,000
Cash payments made	(10,985,000)
Cash payments received	8,600,000
Accreted interest recorded	1,861,000
Liability recorded as of period end as accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet	$1,576,000

As of July 31, 2017, the present value of the estimated facility exit costs was $1,941,000. During the three months ended October 31, 2017, we made cash payments of $397,000. Interest accreted for the three months ended October 31, 2017 and 2016 was $32,000 and $56,000, respectively, and is included in interest expense for each respective fiscal period.

Future cash payments associated with our restructuring plan are summarized below:

As of October 31, 2017
Future lease payments to be made	$1,576,000
Interest expense to be accreted in future periods	180,000
Total remaining payments	$1,756,000

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(9)    Secured Credit Facility

On February 23, 2016, in connection with our acquisition of TCS, we entered into a $400,000,000 secured credit facility (the "Secured Credit Facility") with a syndicate of lenders. The Secured Credit Facility, as amended June 6, 2017 (the “June 2017 Amendment”), comprises a senior secured term loan A facility of $250,000,000 (the “Term Loan Facility”) and a secured revolving loan facility of up to $150,000,000, including a $25,000,000 letter of credit sublimit (the “Revolving Loan Facility”) and, together, with the Term Loan Facility, matures on February 23, 2021. The proceeds of these borrowings were primarily used to finance our acquisition of TCS, including the repayment of certain existing indebtedness of TCS. The Term Loan Facility requires mandatory quarterly repayments. During the three months ended October 31, 2017 and 2016, we repaid $7,127,000 and $2,212,000, respectively, principal amount of borrowings under the Term Loan Facility. Under the Revolving Loan Facility, we had outstanding balances ranging from $41,904,000 to $63,804,000 during the three months ended October 31, 2017.

As of October 31, 2017 and July 31, 2017, amounts outstanding under our Secured Credit Facility, net, were as follows:

	October 31, 2017	July 31, 2017
Term Loan Facility	$131,953,000	139,080,000
Less unamortized deferred financing costs related to Term Loan Facility	4,430,000	4,763,000
Term Loan Facility, net	127,523,000	134,317,000
Revolving Loan Facility	63,805,000	57,405,000
Amount outstanding under Secured Credit Facility, net	191,328,000	191,722,000
Less current portion of long-term debt	16,135,000	15,494,000
Non-current portion of long-term debt	$175,193,000	176,228,000

Interest expense, including amortization of deferred financing costs, recorded during the three months ended October 31, 2017 and 2016 related to the Secured Credit Facility was $2,465,000 and $3,175,000, respectively and reflects a blended interest rate of approximately 5.30% and 5.00% in the three months ended October 31, 2017 and 2016, respectively.

At October 31, 2017, we had $3,013,000 of standby letters of credit outstanding under our Secured Credit Facility related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

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

(iv)
Balloon or final payment of the Term Loan Facility (which is not due until February 23, 2021) was reduced by $22,500,000 through increased borrowings from the Revolving Loan Facility (which does not expire until February 23, 2021); and

(v)	Leverage Ratios will be adjusted, in certain conditions, to provide for additional flexibility for us to make acquisitions.

In connection with the June 2017 Amendment, there were no changes to: (i) the committed borrowing capacity; (ii) the maturity date; or (iii) interest rates payable (except that the interest rate pricing grid will now be based on the new Leverage Ratio). Also, the June 2017 Amendment did not result in an extinguishment for accounting purposes (as such term is defined in ASC 470 - “Debt”); instead, the June 2017 Amendment was accounted for as a debt modification. As a result, deferred financing costs (including incremental fees for the June 2017 Amendment) will continue to be amortized over the remaining maturity term of the Secured Credit Facility.

As of October 31, 2017, our Leverage Ratio was 2.83x TTM Consolidated EBITDA compared to the maximum allowable Leverage Ratio of 3.50x TTM Consolidated EBITDA. In fiscal 2018, the maximum allowable Leverage Ratio will decrease each quarter until reaching 3.00x TTM Consolidated EBITDA in the fourth quarter of fiscal 2018, with no further reductions thereafter. Our Fixed Charge Coverage Ratio as of October 31, 2017 was 2.03x compared to the minimum required Fixed Charge Coverage Ratio of 1.25x, which will not change for the remaining term of the Secured Credit Facility, as amended. Given our expected future business performance, we anticipate maintaining compliance with the terms and financial covenants in our Secured Credit Facility, as amended, for the foreseeable future.

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

(10)    Capital Lease Obligations

We lease certain equipment under capital leases, the majority of which we assumed in connection with our acquisition of TCS. As of October 31, 2017 and July 31, 2017, the net book value of the leased assets which collateralize the capital lease obligations was $4,698,000 and $5,419,000, respectively, and consisted primarily of machinery and equipment. As of October 31, 2017, our capital lease obligations reflect a blended interest rate of approximately 5.9%. Our capital leases generally contain provisions whereby we can purchase the equipment at the end of the lease for a one dollar buyout. Depreciation of leased assets is included in depreciation expense.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Future minimum payments under capital lease obligations consisted of the following at October 31, 2017:

Remainder of fiscal 2018	$1,719,000
Fiscal 2019	1,492,000
Fiscal 2020	318,000
Fiscal 2021 and beyond	—
Total minimum lease payments	3,529,000
Less: amounts representing interest	172,000
Present value of net minimum lease payments	3,357,000
Current portion of capital lease obligations	2,064,000
Non-current portion of capital lease obligations	$1,293,000

(11)    Income Taxes

At October 31, 2017 and July 31, 2017, total unrecognized tax benefits were $8,880,000 and $8,681,000, respectively, including interest of $121,000 and $95,000, respectively. At October 31, 2017 and July 31, 2017, $2,550,000 and $2,515,000, respectively, of our unrecognized tax benefits were recorded as non-current income taxes payable in our Condensed Consolidated Balance Sheets. The remaining unrecognized tax benefits of $6,330,000 and $6,166,000 at October 31, 2017 and July 31, 2017, respectively, were presented as an offset to the associated non-current deferred tax assets in our Condensed Consolidated Balance Sheets. Of the total unrecognized tax benefits, $7,875,000 and $7,727,000, at October 31, 2017 and July 31, 2017, respectively, net of the reversal of the Federal benefit recognized as a deferred tax asset relating to state reserves, excluding interest, would positively impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our condensed consolidated financial statements. Our policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense.

In November 2017, we received notification from the Internal Revenue Service (“IRS”) that it will audit our Federal income tax return for fiscal 2016. Our Federal income tax return for fiscal 2015 is also subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2013 are subject to audit. TCS’s Federal income tax returns for tax years 2014 and 2015 and the tax period from January 1, 2016 to February 23, 2016 are subject to potential future IRS audit. None of TCS’s state income tax returns prior to calendar year 2013 are subject to audit. The results of the IRS tax audit for fiscal 2016, future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

On August 1, 2017, we adopted ASU 2016-09, which amended several aspects of the accounting for and reporting of our share-based payment transactions, including:

Excess tax benefits and shortfalls - ASU 2016-09 requires that all tax effects related to our share-based awards be recognized in the Condensed Consolidated Statement of Operations. ASU 2016-09 also removes the prior requirement to delay recognition of excess tax benefits until it reduces current taxes payable; instead, we are now required to recognize excess tax benefits as discrete items in the interim period in which they occur, subject to normal valuation allowance considerations. As ASU 2016-09 eliminated the concept of accumulated hypothetical tax benefits, excess tax benefits and shortfalls are no longer recognized in stockholders’ equity. As a result, ASU 2016-09 is expected to result in future volatility of our income tax expense (as the future tax effects of share-based awards will be dependent on the price of our common stock at the time of settlement). Additionally, on a prospective basis, excess income tax benefits from the settlement of share-based awards are presented as a cash inflow from operating activities in our Condensed Consolidated Statement of Cash Flows.

Diluted earnings per share - Prior to the adoption of ASU 2016-09, in addition to considering the amount an employee must pay upon assumed exercise of stock-based awards and the amount of stock-based compensation cost attributed to future services and not yet recognized, when calculating our diluted earnings per share, the assumed proceeds also included the amount of excess tax benefits, if any, that would have been credited to additional paid-in capital assuming exercise of in-the-money stock-based awards. Effective with our adoption of ASU 2016-09, excess tax benefits are to be excluded from the calculation on a prospective basis. As a result, the denominator for our diluted calculations could increase in the future as compared to prior calculations.

Forfeitures - As permitted by ASU 2016-09, we elected to continue to estimate forfeitures of share-based awards.

Statutory Tax Withholding Requirements - ASU 2016-09 now allows us, when net settling share-based awards, to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction, without resulting in liability classification of the award. To qualify, we must have at least some withholding obligation. This aspect of adopting ASU 2016-09 did not have any material impact on us. However, with respect to cash payments that we make to taxing authorities on behalf of employees for such shares withheld, on a retrospective basis, we are required to present such payments as a cash outflow from financing activities in our Condensed Consolidated Statements of Cash Flows (as opposed to operating activities).

As of October 31, 2017, the aggregate number of shares of common stock which may be issued, pursuant to the Plan, may not exceed 9,462,500. At the Fiscal 2017 Annual Meeting of Stockholders held on December 5, 2017, stockholders approved an amendment to our Plan to increase the share reserve under the Plan by 900,000 shares, making the aggregate number of shares of common stock which may be issued pursuant to the Plan 10,362,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and employee purchases under the ESPP with the issuance of new shares of our common stock.

As of October 31, 2017, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 8,100,581 shares (net of 3,826,857 expired and canceled awards), of which an aggregate of 5,310,196 have been exercised or settled.

As of October 31, 2017, the following stock-based awards, by award type, were outstanding:

Stock options	1,814,835
Performance shares	277,881
RSUs and restricted stock	430,063
Share units	267,606
Total	2,790,385

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Our ESPP provides for the issuance of up to 800,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance. Through October 31, 2017, we have cumulatively issued 710,413 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended October 31,
	2017	2016
Cost of sales	$40,000	48,000
Selling, general and administrative expenses	654,000	851,000
Research and development expenses	53,000	71,000
Stock-based compensation expense before income tax benefit	747,000	970,000
Estimated income tax benefit	(260,000)	(341,000)
Net stock-based compensation expense	$487,000	629,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At October 31, 2017, unrecognized stock-based compensation of $10,222,000, net of estimated forfeitures of $812,000, is expected to be recognized over a weighted average period of 3.2 years. Total stock-based compensation capitalized and included in ending inventory at both October 31, 2017 and July 31, 2017 was $12,000. There are no liability-classified stock-based awards outstanding as of October 31, 2017 or July 31, 2017.

Stock-based compensation expense (benefit), by award type, is summarized as follows:

	Three months ended October 31,
	2017	2016
Stock options	$267,000	246,000
Performance shares	112,000	494,000
RSUs and restricted stock	385,000	188,000
ESPP	45,000	42,000
Share units	(62,000)	—
Stock-based compensation expense before income tax benefit	747,000	970,000
Estimated income tax benefit	(260,000)	(341,000)
Net stock-based compensation expense	$487,000	629,000

ESPP stock-based compensation expense primarily relates to the 15% discount offered to participants in the ESPP.

During the three months ended October 31, 2017, we recorded a $62,000 net benefit which primarily represents the recoupment of certain share units.

The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability in our Condensed Consolidated Balance Sheet as of October 31, 2017 and July 31, 2017. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Stock Options
The following table summarizes the Plan's activity during the three months ended October 31, 2017:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2017	1,855,875	$28.60
Expired/canceled	(41,040)	28.97
Outstanding at October 31, 2017	1,814,835	$28.59	5.32	$6,000

Exercisable at October 31, 2017	1,368,086	$28.62	4.80	$1,000

Vested and expected to vest at October 31, 2017	1,768,467	$28.57	5.27	$6,000

Stock options outstanding as of October 31, 2017 have exercise prices ranging from $20.90 to $33.94, representing the fair market value of our common stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years. There were no stock options granted or exercised during the three months ended October 31, 2017 and 2016. As there were no exercises during the three months ended October 31, 2017 and 2016, there were no net settlements of stock options or the related issuance of common stock during the respective periods.

Performance Shares, RSUs, Restricted Stock and Share Unit Awards
The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2017	830,197	$16.95
Granted	307,194	18.25
Settled	(100,321)	20.67
Forfeited	(61,520)	18.88
Outstanding at October 31, 2017	975,550	$16.86	$20,984,000

Vested at October 31, 2017	309,853	$17.55	$6,665,000

Vested and expected to vest at October 31, 2017	941,258	$16.87	$20,246,000

The total intrinsic value relating to fully-vested awards settled during the three months ended October 31, 2017 and 2016 was $1,937,000 and $425,000, respectively.

Performance shares granted to employees prior to fiscal 2014 generally vest over a 5.3 year period, beginning on the date of grant once pre-established performance goals were attained, and are convertible into shares of our common stock at the time of vesting, on a one-for-one basis for no cash consideration. The performance shares granted to employees since fiscal 2014 principally vest over a three-year performance period, if pre-established performance goals are attained or as specified pursuant to the Plan and related agreements. As of October 31, 2017, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Share units granted prior to July 31, 2017 were vested when issued and are convertible into shares of our common stock generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain circumstances. Share units granted on or after July 31, 2017 were granted to certain employees in lieu of fiscal 2017 non-equity incentive compensation and are convertible into shares of our common stock on the one-year anniversary of the grant date. Cumulatively through October 31, 2017, 14,777 share units granted have been settled.

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

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of settlement of the underlying shares into our common stock. During the three months ended October 31, 2017, we accrued $61,000 of dividend equivalents and paid out $115,000. Such amounts were recorded as a reduction to retained earnings. As of October 31, 2017 and July 31, 2017, accrued dividend equivalents were $500,000 and $554,000, respectively.

We recorded $85,000 of income tax expense in our Condensed Consolidated Statements of Operations for the three months ended October 31, 2017, which represents net income tax shortfalls from the settlement of stock-based awards and the reversal of deferred tax assets associated with expired and unexercised stock-based awards. During the three months ended October 31, 2016, net income tax shortfalls from similar items totaled $477,000 and, pursuant to prior GAAP, were recorded as a reduction to additional paid-in capital.

(13)    Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended October 31,
	2017	2016
United States
U.S. government	32.4%	35.3%
Domestic	44.3%	36.8%
Total United States	76.7%	72.1%

International	23.3%	27.9%
Total	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales, are sales to Verizon Communications Inc. (“Verizon”) which represented 11.7% of consolidated net sales for the three months ended October 31, 2017. Sales to Verizon were less than 10% of consolidated net sales for the three months ended October 31, 2016.

International sales for the three months ended October 31, 2017 and 2016 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $28,315,000 and $37,833,000, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for the three months ended October 31, 2017 and 2016.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Operating segment information, along with a reconciliation of segment net income (loss) and consolidated net loss to Adjusted EBITDA is presented in the tables below:

	Three months ended October 31, 2017
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$76,114,000	45,455,000	—	$121,569,000
Operating income (loss)	$4,792,000	(641,000)	(3,929,000)	$222,000

Net income (loss)	$4,702,000	(642,000)	(5,720,000)	$(1,660,000)
Provision for (benefit from) income taxes	6,000	—	(751,000)	(745,000)
Interest (income) and other expense	48,000	(2,000)	(7,000)	39,000
Interest expense	36,000	3,000	2,549,000	2,588,000
Amortization of stock-based compensation	—	—	747,000	747,000
Amortization of intangibles	4,425,000	844,000	—	5,269,000
Depreciation	2,444,000	616,000	286,000	3,346,000
Adjusted EBITDA	$11,661,000	819,000	(2,896,000)	$9,584,000

Purchases of property, plant and equipment	$959,000	93,000	56,000	$1,108,000
Total assets at October 31, 2017	$600,649,000	181,739,000	43,844,000	$826,232,000

	Three months ended October 31, 2016
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$76,178,000	59,608,000	—	$135,786,000
Operating income (loss)	$3,098,000	2,500,000	(6,326,000)	$(728,000)

Net income (loss)	$3,013,000	2,503,000	(8,005,000)	$(2,489,000)
Provision for (benefit from) income taxes	23,000	—	(1,585,000)	(1,562,000)
Interest (income) and other expense	(2,000)	(3,000)	3,000	(2,000)
Interest expense	64,000	—	3,261,000	3,325,000
Amortization of stock-based compensation	—	—	970,000	970,000
Amortization of intangibles	4,436,000	1,619,000	—	6,055,000
Depreciation	2,587,000	751,000	411,000	3,749,000
Adjusted EBITDA	$10,121,000	4,870,000	(4,945,000)	$10,046,000

Purchases of property, plant and equipment	$1,995,000	10,000	70,000	$2,075,000
Total assets at October 31, 2016	$623,510,000	211,021,000	68,921,000	$903,452,000

Unallocated expenses result from corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs and also includes all of our amortization of stock-based compensation.

Interest expense for the three months ended October 31, 2017 and 2016 includes $2,465,000 and $3,175,000 respectively, related to our Secured Credit Facility, as amended, and includes the amortization of deferred financing costs. See Note (9) - “Secured Credit Facility” for further discussion of such debt.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Intersegment sales for the three months ended October 31, 2017 and 2016 by the Commercial Solutions segment to the Government Solutions segment were $2,621,000 and $3,426,000, respectively. There were nominal sales by the Government Solutions segment to the Commercial Solutions segment for these periods. All intersegment sales are eliminated in consolidation and are excluded from the tables above.

Unallocated assets at October 31, 2017 consist principally of cash and cash equivalents, income taxes receivable, corporate property, plant and equipment and deferred financing costs. Substantially all of our long-lived assets are located in the U.S.

(15)    Goodwill

The following table represents goodwill by reportable operating segment as of October 31, 2017 and July 31, 2017:

	Commercial Solutions	Government Solutions	Total
Goodwill	$231,440,000	$59,193,000	$290,633,000

In accordance with FASB ASC 350 "Intangibles - Goodwill and Other," we perform a goodwill impairment analysis at least annually (in the first quarter of each fiscal year), unless indicators of impairment exist in interim periods. If we fail the quantitative assessment of goodwill impairment ("quantitative assessment"), pursuant to our adoption of FASB ASU No. 2017-04 in fiscal 2017, we would be required to recognize an impairment loss equal to the amount that a reporting unit's carrying value exceeded its fair value; however, any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Based on our quantitative evaluation, we determined that our Commercial Solutions and Government Solutions reporting units had estimated fair values in excess of their carrying values of at least 17.8% and 52.9%, respectively, and concluded that our goodwill was not impaired and that neither of our two reporting units was at risk of failing the quantitative assessment. However, in order to sensitize our goodwill impairment test, we performed a second analysis using only the income approach and concluded that neither reporting units' goodwill was impaired or at risk of failing the quantitative assessment. It is possible that, during fiscal 2018 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, or our common stock price could decline. A significant decline in our customers' spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a quantitative assessment during fiscal 2018 or beyond. If assumed net sales and cash flow projections are not achieved in future periods or our common stock price significantly declines from current levels, our Commercial Solutions and Government Solutions reporting units could be at risk of failing the quantitative assessment and goodwill assigned to the respective reporting units could be impaired. Any impairment charges that we may record in the future could be material to our results of operation and financial condition.

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

(16)    Intangible Assets

Intangible assets with finite lives are as follows:

	As of October 31, 2017
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.3	$249,831,000	45,280,000	$204,551,000
Technologies	12.3	82,370,000	50,064,000	32,306,000
Trademarks and other	16.4	28,894,000	9,149,000	19,745,000
Total		$361,095,000	104,493,000	$256,602,000

	As of July 31, 2017
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.3	$249,831,000	41,923,000	$207,908,000
Technologies	12.3	82,370,000	48,623,000	33,747,000
Trademarks and other	16.4	28,894,000	8,678,000	20,216,000
Total		$361,095,000	99,224,000	$261,871,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the three months ended October 31, 2017 and 2016 was $5,269,000 and $6,055,000, respectively.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The estimated amortization expense consists of the following for the fiscal years ending July 31,:

2018	$21,075,000
2019	17,155,000
2020	17,155,000
2021	16,196,000
2022	14,955,000

We review net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. No such event has occurred during the three months ended October 31, 2017. We believe that the carrying values of our net intangible assets were recoverable as of October 31, 2017. Any impairment charges that we may record in the future could be material to our results of operation and financial condition.

(17)    Stockholders’ Equity

Sale of Common Stock
In June 2016, the Company sold 7,145,000 shares of its common stock in a public offering at a price to the public of $14.00 per share, resulting in proceeds to the Company of $95,029,000, net of underwriting discounts and commissions. As of October 31, 2017 and December 6, 2017, an aggregate registered amount of $74,970,000 under the Company's existing Shelf Registration Statement filed with the SEC remains available for sale of various types of securities, including debt.

Stock Repurchase Program
As of October 31, 2017 and December 6, 2017, we were authorized to repurchase up to an additional $8,664,000 of our common stock, pursuant to our current $100,000,000 stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. There were no repurchases made during the three months ended October 31, 2017 or 2016.

Dividends
Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount that was established by our Board of Directors. On September 27, 2017, our Board of Directors declared a dividend of $0.10 per common share, which was paid on November 17, 2017 to stockholders of record at the close of business on October 18, 2017. On December 6, 2017, our Board of Directors declared a dividend of $0.10 per common share, payable on February 16, 2018 to stockholders of record at the close of business on January 17, 2018.

Future dividends remain subject to compliance with financial covenants under our Secured Credit Facility, as amended, as well as Board approval.

(18)    Legal Proceedings and Other Matters

Legacy TCS Intellectual Property Matter - Vehicle IP
In December 2009, Vehicle IP, LLC ("Vehicle IP") filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware (the "District Court"), seeking monetary damages, fees and expenses and other relief from, among others, our customer Verizon Wireless ("Verizon"), based on the VZ Navigator product, and TCS is defending Verizon against Vehicle IP. In 2013, the District Court granted the defendants’ motion for summary judgment on the basis that the products in question did not infringe plaintiff’s patent. Plaintiff appealed that decision and, in 2014, the U.S. Court of Appeals for the Federal Circuit reversed the District Court's claim construction, overturned the District Court's grant of summary judgment of noninfringement, and remanded the case for further proceedings. Fact discovery and expert discovery has closed. Substantive settlement conversations have occurred but, to date, the parties have been unable to reach a settlement. As discussed in Note (7) -“Accrued Expenses and Other Current Liabilities," we have accrued certain legal and settlement costs related to the Vehicle IP matter. The accrued settlement costs related to this matter do not reflect the final amounts we actually may pay, if any.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

On May 30, 2017, we received positive news that the District Court issued a supplemental claim construction order in our favor. As a result, the plaintiff agreed to file a joint status report to the District Court that requested that the District Court cancel the trial date (which was scheduled for July 2017). On July 28, 2017, the parties entered into a stipulation that the defendants’ accused products do not infringe Vehicle IP’s patent under the District Court’s current revised construction of the disputed patent claim term and requested that the District Court therefore enter a judgment of noninfringement. On August 18, 2017, the court entered such a judgment of noninfringment. As expected, following the judgment, Vehicle IP filed a notice of appeal on August 29, 2017. Vehicle IP's opening brief on appeal of the District Court's claim construction was submitted in October 2017. TCS’s brief in response is currently due January 19, 2018. An appellate ruling may take a year or so to be issued. If the District Court's current claim construction is ultimately upheld at the appellate level, it is possible that we may not have to go to trial or pay any monetary damages.

Ongoing legal expenses associated with defending this matter and its ultimate resolution could vary and have a material adverse effect on our consolidated results of operations, financial position or cash flows in future periods.

Other Matters
In October 2014, we disclosed to the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”) that we learned during a self-assessment of our export transactions that a shipment of modems sent to a Canadian customer by Comtech EF Data Corp. was incorporated into a communication system, the ultimate end user of which was the Sudan Civil Aviation Authority. The sales value of this equipment was approximately $288,000. At the time of shipment, OFAC regulations prohibited U.S. persons from doing business directly or indirectly with Sudan. In late 2015, OFAC issued an administrative subpoena seeking further information about the disclosed transaction. We have responded to the subpoena, including alerting OFAC to Comtech’s repair of three modems for a customer in Lebanon who may have rerouted the modems from Lebanon to Sudan without the required U.S. licensing authorization. Subsequently, in October 2017, U.S. sanctions with respect to Sudan were revoked. Consistent with the revocation of the Sudan Sanction Regulations (“SSR”), shipments to the Sudan Civil Aviation Authority by U.S. persons are now permissible.

We are not able to predict when OFAC will complete its review, nor whether it will take any enforcement action against us in light of the recent revocation of the SSR. If OFAC determines that we have violated U.S. trade sanctions, civil and criminal penalties could apply, and we may suffer reputational harm. Even though we take precautions to avoid engaging in transactions that may violate U.S. trade sanctions, those measures may not be effective in every instance.

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

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include, among other things: the risk that Comtech will be unsuccessful in implementing a tactical shift in its Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for its niche products with higher margins; the nature and timing of receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements, including the risks associated with Comtech's recent launch of HeightsTM Dynamic Network Access Technology ("HEIGHTS"); changing customer demands; changes in prevailing economic and political conditions; changes in the price of oil in global markets; changes in foreign currency exchange rates; risks associated with Comtech's and TCS's legacy legal proceedings, customer claims for indemnification, and other similar matters; risks associated with our obligations under our Secured Credit Facility, as amended; risks associated with our large contracts; the impacts of any potential reform of the Internal Revenue Code which is currently being debated amongst members of the U.S. Presidential administration and Congress; and other factors described in this and our other filings with the Securities and Exchange Commission (“SEC”).

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

We manage our business through two reportable operating segments:

•
Commercial Solutions - serves commercial customers and smaller government customers, such as state and local governments, that require advanced communication technologies to meet their needs. This segment also serves certain large government customers (including the U.S. government) that have requirements for off-the-shelf commercial equipment. We believe this segment is a leading provider of satellite communications (such as satellite earth station modems and traveling wave tube amplifiers ("TWTA")), public safety systems (such as next generation 911 ("NG911") technologies) and enterprise application technologies (such as messaging and trusted location-based technologies).

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

Index

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

Because of the broad scope of FASB ASU No. 2014-09, it could impact the reporting of the amount and/or timing of our net sales and operating income across our two operating segments, as well as related business processes and IT systems. We have formed a project team to perform a detailed evaluation of the operational impact of this new standard, which transition approach to use and the overall adoption impact on our consolidated financial statements and disclosures. We expect our evaluation to be completed shortly before our first quarter of fiscal 2019.

Goodwill and Other Intangible Assets.  As of October 31, 2017, total goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $290.6 million (of which $231.4 million relates to our Commercial Solutions segment and $59.2 million relates to our Government Solutions segment). Additionally, as of October 31, 2017, net intangibles recorded on our Condensed Consolidated Balance Sheet aggregated $256.6 million (of which $212.3 million relates to our Commercial Solutions segment and $44.3 million relates to our Government Solutions segment). Each of our two operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

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

Index

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

Based on our quantitative evaluation, we determined that our Commercial Solutions and Government Solutions reporting units had estimated fair values in excess of their carrying values of at least 17.8% and 52.9%, respectively, and concluded that our goodwill was not impaired and that neither of our two reporting units was at risk of failing the quantitative assessment. However, in order to sensitize our goodwill impairment test, we performed a second analysis using only the income approach and concluded that neither reporting units' goodwill was impaired or at risk of failing the quantitative assessment. It is possible that, during fiscal 2018 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, or our common stock price could decline. A significant decline in our customers' spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a quantitative assessment during fiscal 2018 or beyond. If assumed net sales and cash flow projections are not achieved in future periods or our common stock price significantly declines from current levels, our Commercial Solutions and Government Solutions reporting units could be at risk of failing the quantitative assessment and goodwill assigned to the respective reporting units could be impaired.

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2018 (the start of our fiscal 2019). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangible assets with finite lives when an event occurs indicating the potential for impairment. We believe that the carrying values of our net intangible assets were recoverable as of October 31, 2017. Any impairment charges that we may record in the future could be material to our results of operation and financial condition.

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

In November 2017, we received notification from the IRS that it will audit our Federal income tax return for fiscal 2016. Our Federal income tax return for fiscal 2015 is also subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2013 are subject to audit. TCS’s Federal income tax returns for tax years 2014 and 2015 and the tax period from January 1, 2016 to February 23, 2016 are subject to potential future IRS audit. None of TCS’s state income tax returns prior to calendar year 2013 are subject to audit. The results of the IRS tax audit for fiscal 2016, future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

Index

Business Outlook for Fiscal 2018

Fiscal 2018 is off to a good start, with first quarter results exceeding our expectations. We generated consolidated:

•	Net sales of $121.6 million;

•	Operating income of $0.2 million;

•	Net loss of $1.7 million;

•	Cash flows from operating activities of $6.5 million; and

•	Adjusted EBITDA (a Non-GAAP financial measure discussed below) of $9.6 million.

During the three months ended October 31, 2017, we received a number of large strategic contract awards including an aggregate of $96.2 million of contracts from AT&T, which provide for a variety of safety and security technology and enterprise technology solutions including Next Generation 911 ("NG911") public safety Call Handling and Emergency Services IP Network ("ESInet") and wireless enhanced 911 ("E911") solutions. We also entered into a favorable warranty settlement with AT&T that resulted in a $0.7 million benefit to operating income during the first quarter of fiscal 2018. Overall, we experienced strong order flow across many of our product lines, achieved a consolidated book-to-bill ratio (a measure defined as bookings divided by net sales) of 1.36 and finished the quarter with consolidated backlog of $490.4 million.

Looking forward, we still have a number of other large opportunities in our pipeline and anticipate that our strong growth prospects will drive an increase in consolidated net sales in fiscal 2018 as compared to fiscal 2017. In light of our expected sales growth and current spending plans, we are targeting to achieve operating income, as a percentage of our consolidated net sales, in the range of 4.0% to 5.0% in fiscal 2018, which compares favorably with the 3.3% of consolidated net sales we achieved in fiscal 2017 (excluding certain favorable adjustments, which are fully discussed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017, as filed with the SEC).

Given the difficulty of predicting the timing of potential contract awards and the absence in fiscal 2018 of $6.7 million of intellectual property license fees (that we earned in fiscal 2017 supporting the U.S. Army Blue Force Tracking Program), we believe it to be prudent to continue to target Adjusted EBITDA in a range comparable to the $70.7 million we achieved in fiscal 2017 and are currently targeting fiscal 2018 Adjusted EBITDA, as a percentage of consolidated net sales, to be comparable to the 12.8% we achieved in fiscal 2017. If order flow remains strong and we are able to achieve all of our fiscal 2018 business goals, it is possible that Adjusted EBITDA in fiscal 2018 could exceed the $70.7 million achieved in fiscal 2017.

Based on the anticipated timing of shipments and performance related to orders currently in our backlog and the timing of expected new orders, net sales for the second quarter of fiscal 2018 are expected to be slightly higher than the level we achieved in our most recent quarter but lower than the second quarter of fiscal 2017. In line with our original Business Outlook for Fiscal 2018, given the straight-line amortization expense associated with intangible assets with finite lives, on a GAAP basis, we expect to report an operating loss and net loss in the second quarter of fiscal 2018, with each of the third and fourth quarters of fiscal 2018 achieving operating income and net income. Despite the absence of the $0.7 million favorable warranty settlement, Adjusted EBITDA for our second quarter of fiscal 2018 is expected to approximate the $9.6 million we achieved in our first quarter of fiscal 2018. Our fourth quarter of fiscal 2018 is expected to be the peak quarter - by far - for consolidated net sales, GAAP operating income, GAAP net income and Adjusted EBITDA. For a definition and explanation of Adjusted EBITDA, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended October 31, 2017 and 2016 - Adjusted EBITDA.”

On December 6, 2017, our Board of Directors declared a dividend of $0.10 per common share, payable on February 16, 2018 to stockholders of record at the close of business on January 17, 2018. Future dividends remain subject to compliance with financial covenants under our Secured Credit Facility, as amended, as well as Board approval.

Our Business Outlook for Fiscal 2018 depends, in large part, on the receipt of and performance on orders from our customers, and could be adversely impacted if business conditions deteriorate or our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services. Additional information related to our Business Outlook for Fiscal 2018 is included in the below section entitled “Comparison of the Results of Operations for the Three Months Ended October 31, 2017 and October 31, 2016.”

Index

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2017 AND OCTOBER 31, 2016

Net Sales. Consolidated net sales were $121.6 million and $135.8 million for the three months ended October 31, 2017 and 2016, respectively, representing a decrease of $14.2 million, or 10.5%. The period-over-period decrease in net sales was almost entirely due to lower sales in our Government Solutions segment. Net sales by operating segment are discussed below.

Commercial Solutions
Net sales in our Commercial Solutions segment were $76.1 million for the three months ended October 31, 2017, as compared to $76.2 million for the three months ended October 31, 2016, a decrease of $0.1 million, or 0.1%. Our Commercial Solutions segment represented 62.6% of consolidated net sales for the three months ended October 31, 2017 as compared to 56.1% for the three months ended October 31, 2016.

Bookings during our most recent fiscal quarter were strong. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the three months ended October 31, 2017 was 1.48. As further discussed below, we have a growing pipeline of opportunities and expect that the book-to-bill ratio in this segment will exceed 1.00 for fiscal 2018.

Net sales of our satellite earth station products (which include satellite modems and solid-state power amplifiers (“SSPAs”)) during the three months ended October 31, 2017 were up slightly as compared to the net sales we achieved during the three months ended October 31, 2016. Market conditions overall for this product line appear to be improving and bookings during our most recent fiscal quarter were significantly higher than our first quarter of fiscal 2017. We are seeing increased interest from U.S. government customers for our satellite earth station products and believe sales to U.S. government customers will noticeably improve in fiscal 2018 as compared to fiscal 2017. For example, during the most recent fiscal quarter, we received a $7.7 million follow-on contract from a U.S. military integrator to supply high-power traveling wave tube amplifiers ("TWTAs") for an airborne strategic military program. Looking forward, we are expecting to receive a large contract from the U.S. Space and Naval Warfare System Command which publicly announced its intention to sole-source a five year, indefinite delivery / indefinite quantity ("IDIQ") contract to procure our SLM-5650B satellite modems and upgrade kits. There are over eight-hundred older generation modems currently utilized by multiple Navy programs and our new modems and related upgrade kits will meet critical Navy requirements. We believe no other competitor responded to the Navy’s Request for Proposal ("RFP") and we are expecting to receive a contract award in fiscal 2018, with related shipments occurring in the latter part of the second half of fiscal 2018.

Net sales of our satellite earth station products are expected to benefit in fiscal 2018 from anticipated orders for our newly introduced HeightsTM Dynamic Network Access Technology ("HEIGHTS"). HEIGHTS is a potentially revolutionary technology designed to deliver the highest Internet Protocol bits per Hertz in its class, as well as robust reliability. HEIGHTS has been and will continue to be a cornerstone of our future research and development efforts. To-date, we have announced several important customer wins for this product line and our pipeline of opportunities is growing. Additionally, sales of our SSPAs used in airborne, in-flight connectivity applications are expected to remain strong.

Net sales during the three months ended October 31, 2017 of both enterprise technology solutions (such as our location and messaging platforms) and safety and security technology solutions (such as our wireless and next generation 911 (“NG911”) platforms) were down slightly as compared to the net sales we achieved during the three months ended October 31, 2016. However, overall market conditions for these products remain favorable and, during the three months ended October 31, 2017, we were awarded several large multi-year contracts from AT&T, with an aggregate value of $96.2 million and initial funding of $26.0 million. In addition, we were awarded an $8.4 million twelve-month contract renewal for a location-based application from a key Fortune 100 customer, for which work has already begun. We continue to bid on a number of large opportunities and, although the extent and timing of these contract awards are difficult to predict, we expect to receive additional large orders in fiscal 2018 and to achieve net sales of these solutions in fiscal 2018 that are higher than in fiscal 2017.

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

Government Solutions
Net sales in our Government Solutions segment were $45.5 million for the three months ended October 31, 2017 as compared to $59.6 million for the three months ended October 31, 2016, a decrease of $14.1 million, or 23.7%. Our Government Solutions segment represented 37.4% of consolidated net sales for the three months ended October 31, 2017, as compared to 43.8% for the three months ended October 31, 2016.

Index

The expected period-over-period decrease in net sales primarily reflects: (i) significantly lower sales of over-the-horizon microwave products; (ii) the impact of our tactical shift in strategy away from bidding on large commodity service contracts and toward pursuing contracts for our niche solutions with higher margins; and (iii) the absence of $2.5 million of BFT-1 intellectual property license fees during the most recent fiscal quarter. Both periods include a similar level of sales of high-power broadband amplifiers. The period-to-period sales decline of over-the-horizon microwave products resulted from the completion of performance related to previously awarded contracts and a lengthy sales cycle for new potential orders. Although we are involved in discussions and negotiations related to several large international over-the-horizon microwave systems opportunities, our Business Outlook for Fiscal 2018 includes a nominal amount of revenues from these potential awards.

Despite the absence of large over-the-horizon microwave systems bookings during our most recent fiscal quarter, overall bookings for our Government Solutions segment were strong. During the three months ended October 31, 2017, we experienced strong demand for our command and control technology solutions. Backlog for our Government Solutions segment, as of October 31, 2017, was the highest level since our February 23, 2016 acquisition of TCS. We believe our current level of backlog demonstrates the tangible benefits of our tactical shift in strategy in this segment to focus on niche products with higher margins. If we receive the orders we are expecting in the second half of fiscal 2018, our backlog in the second half of fiscal 2018 could increase from current levels. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the three months ended October 31, 2017 was 1.17. Although the timing of large contract awards makes it difficult to predict our book-to-bill ratio in any given period, as further discussed below, we have a growing pipeline of opportunities and expect a book-to-bill ratio in this segment slightly over 1.00 for fiscal 2018.

Recent contract awards that are expected to contribute to fiscal 2018 net sales include: (i) a $23.8 million order from an international space agency; (ii) a $14.5 million contract modification to continue to provide Ku satellite bandwidth and support services for the U.S. Marine Corps' ("USMC") Tactical Satellite Communications Network; (iii) a $10.3 million contract modification to provide enhanced communications infrastructure for U.S. forces in the Central Command Area of Responsibility; (iv) funding of $7.7 million for BFT-1 sustainment support and a related contract valued at $4.2 million for BFT-1 aviation transceivers; (v) a separate $6.5 million contract from the Consortium Management Group ("CMG") to support the U.S. Army Project Manager Mission Command ("PM MC") and the Blue Force Tracking 2 ("BFT-2") program; (vi) a $7.5 million contract to supply troposcatter equipment to support U.S. Army activities throughout the Korean Peninsula; and (vii) initial funding of $4.6 million related to a contract with a major U.S. space contractor to source and test space components in support of a critical NASA program.

Our pipeline of opportunities includes pending proposals on several large multi-year contracts, including a potential renewal of existing sustainment and retrofit services related to the U.S. Army’s AN/TSC-198 family of communication systems that are commonly referred to as “SNAP.” In addition, we are bidding on several new programs. At the moment, given the difficulty of predicting the timing and amount of contract awards, the timing of performance related to orders currently in our backlog and the absence of $6.7 million of BFT-1 intellectual property license fees in fiscal 2018, we believe that it is prudent to expect fiscal 2018 net sales for our Government Solutions segment to be lower than fiscal 2017. In future years, we would expect revenue to increase from such levels.

Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by our U.S. and international government customers. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the three months ended October 31, 2017 and 2016 are as follows:

	Three months ended October 31,
	2017	2016	2017	2016	2017	2016
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	15.7%	13.8%	60.5%	62.8%	32.4%	35.3%
Domestic	58.1%	56.3%	21.1%	11.9%	44.3%	36.8%
Total U.S.	73.8%	70.1%	81.6%	74.7%	76.7%	72.1%

International	26.2%	29.9%	18.4%	25.3%	23.3%	27.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Index

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales, are sales to Verizon Communications Inc. (“Verizon”) which represented 11.7% of consolidated net sales for the three months ended October 31, 2017. Sales to Verizon were less than 10% of consolidated net sales for the three months ended October 31, 2016.

International sales for the three months ended October 31, 2017 and 2016 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $28.3 million and $37.8 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for the three months ended October 31, 2017 and 2016.

Gross Profit. Gross profit was $47.7 million and $52.1 million for the three months ended October 31, 2017 and 2016, respectively, representing a decrease of $4.4 million. This decrease in gross profit dollars was largely driven by lower net sales in our Government Solutions segment and the absence of $2.5 million of BFT-1 intellectual property license fees, both of which are discussed above. Gross profit, as a percentage of consolidated net sales, increased from 38.4% for the three months ended October 31, 2016 to 39.3% for the three months ended October 31, 2017. This increase in gross profit, as a percentage of consolidated net sales, is largely attributable to a greater percentage of our consolidated net sales during the three months ended October 31, 2017 occurring in our Commercial Solutions segment, which historically achieves higher gross margins than our Government Solutions segment, as well as a favorable warranty settlement that resulted in a reduction of $0.7 million to cost of sales (which is reflected in our unallocated segment). Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended October 31, 2017 was higher than in the three months ended October 31, 2016. This increase was primarily due to overall favorable product mix changes during the most recent fiscal quarter. We expect gross profit in our Commercial Solutions segment, as a percentage of related segment net sales, for fiscal 2018, to be comparable to the percentage achieved in fiscal 2017.

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended October 31, 2017 was significantly lower as compared to the three months ended October 31, 2016. This decrease was primarily driven by significantly lower net sales in this segment as well as the absence of $2.5 million of BFT-1 intellectual property license fees, as discussed above. Given the absence of BFT-1 intellectual property license fees in fiscal 2018, we expect gross profit in our Government Solutions segment, as a percentage of related segment net sales, to be lower than the percentage achieved in fiscal 2017. Over-time, we believe the implementation of our strategy of shifting our Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche solutions will result in higher gross margins in this segment.

Included in consolidated cost of sales for the three months ended October 31, 2017 and 2016 are provisions for excess and obsolete inventory of $0.7 million and $0.6 million, respectively. As discussed in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory,” we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Because our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each individual segment, it is inherently difficult to forecast. Nevertheless, based on expected bookings the anticipated timing of our performance on orders and the absence of the BFT-1 intellectual property license fees, we currently expect our consolidated gross profit, as a percentage of consolidated net sales, for fiscal 2018 to be slightly lower than the percentage we achieved in fiscal 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $28.5 million and $32.7 million for the three months ended October 31, 2017 and 2016, respectively, representing a decrease of $4.2 million. As a percentage of consolidated net sales, selling, general and administrative expenses were 23.4% and 24.1% for the three months ended October 31, 2017 and 2016, respectively. The decrease in spending, both in dollars and as a percentage of consolidated net sales, is primarily attributable to lower net sales, as discussed above, and the benefit of cost reduction actions previously initiated.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $0.7 million and $0.9 million for the three months ended October 31, 2017 and 2016, respectively. This decrease is primarily due to the reversal of $0.4 million of stock-based compensation expense related to certain performance shares that were previously expected to be earned.

Index

Based on our current spending plans, we expect fiscal 2018 selling, general and administrative expenses, as a percentage of consolidated net sales, to be comparable to fiscal 2017.

Research and Development Expenses. Research and development expenses were $13.8 million and $14.1 million for the three months ended October 31, 2017 and 2016, respectively, representing a decrease of $0.3 million, or 2.1%. As a percentage of consolidated net sales, research and development expenses were 11.3% and 10.4% for the three months ended October 31, 2017 and 2016, respectively. The increase in percentage of consolidated net sales is due primarily to the lower net sales during the most recent fiscal quarter, as discussed above.

For the three months ended October 31, 2017 and 2016, research and development expenses of $11.8 million and $11.7 million, respectively, related to our Commercial Solutions segment and $1.9 million and $2.3 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.1 million for both the three months ended October 31, 2017 and 2016, respectively, related to the amortization of stock-based compensation expense.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended October 31, 2017 and 2016, customers reimbursed us $4.3 million and $8.2 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

Despite the period-to-period decrease in net sales, we continue to invest in enhancements to existing products as well as in new products across almost all of our product lines. Based on our current spending plans, we expect fiscal 2018 research and development expenses, as a percentage of consolidated net sales, to be comparable to fiscal 2017.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $5.3 million (of which $4.4 million was for the Commercial Solutions segment and $0.8 million was for the Government Solutions segment) for the three months ended October 31, 2017 and $6.1 million (of which $4.5 million was for the Commercial Solutions segment and $1.6 million was for the Government Solutions segment) for the three months ended October 31, 2016. The decrease is a result of certain intangibles that became fully amortized in fiscal 2017. As such, we anticipate amortization of intangibles in fiscal 2018, in dollars, to be lower than in fiscal 2017.

Operating Income (Loss). Operating income for the three months ended October 31, 2017 was $0.2 million as compared to a loss of $0.7 million for the three months ended October 31, 2016. Operating income (loss) by reportable segment is shown in the table below:

	Three months ended October 31,
	2017	2016	2017	2016	2017	2016	2017	2016
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$4.8	3.1	(0.6)	2.5	(3.9)	(6.3)	$0.2	(0.7)
Percentage of related net sales	6.3%	4.1%	(1.3)%	4.2%	NA	NA	0.2%	(0.5)%

The increase in our Commercial Solutions segment’s operating income, in dollars and as a percentage of related segment net sales, is primarily due to overall favorable product mix changes during the most recent fiscal quarter and the benefit of cost reduction actions previously initiated, as discussed above. We expect fiscal 2018 operating income in our Commercial Solutions segment, in dollars and as a percentage of related segment net sales, to increase as compared to fiscal 2017.

The expected operating loss in our Government Solutions segment during the three months ended October 31, 2017 was driven by significantly lower net sales, most notably lower over-the-horizon microwave systems sales and the absence of $2.5 million of BFT-1 intellectual property license fees, as discussed above. Given the expected timing of performance related to orders in our backlog and the timing of new orders we anticipate receiving during the latter part of the second half of fiscal 2018, we expect to report an operating loss in this segment for our second quarter of fiscal 2018. Overall, given the tactical shift in strategy in our Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche solutions with higher margins, and the absence of BFT-1 intellectual property license fees in fiscal 2018, we anticipate operating income, in dollars, in this segment, to be slightly lower than fiscal 2017. However, given our focus on achieving higher margins, the favorable mix of anticipated orders we expect to receive, and the benefit of cost reduction actions previously taken, we expect operating income, as a percentage of related segment net sales, to be comparable to fiscal 2017.

Index

Unallocated operating expenses for the three months ended October 31, 2017 and 2016 were $3.9 million and $6.3 million, respectively. The lower unallocated operating expenses during the three months ended October 31, 2017 primarily reflects cost reduction actions previously initiated. In addition, unallocated operating expenses during the three months ended October 31, 2017 reflect a favorable warranty settlement of $0.7 million (which is reflected as a reduction to cost of sales in our Condensed Consolidated Statement of Operations).

Unallocated expenses for the three months ended October 31, 2017 and 2016 include amortization of stock-based compensation of $0.7 million and $1.0 million, respectively. This decrease is primarily due to the reversal of $0.4 million of stock-based compensation expense related to certain performance shares that were previously expected to be earned. Amortization of stock-based compensation expense can fluctuate from period-to-period based on the type and timing of stock-based awards. Based on the type of awards currently outstanding and awards expected to be issued in future periods, total amortization of stock-based compensation is expected to be higher in fiscal 2018 than in fiscal 2017.

Looking forward, our unallocated operating expenses in fiscal 2018 are expected to significantly increase as compared to the $5.6 million of unallocated operating expenses for fiscal 2017. During fiscal 2017, unallocated operating expenses were offset by a number of favorable adjustments throughout the fiscal year, which aggregated $18.8 million and which are more fully discussed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017, as filed with the SEC. Excluding the $18.8 million of favorable adjustments, unallocated operating expenses in fiscal 2017 would have been $24.4 million. Given our expected sales growth on a consolidated basis in fiscal 2018 and current spending plans, our unallocated operating expenses in fiscal 2018 are expected to be comparable to fiscal 2017 unallocated operating expenses of $24.4 million, prior to the favorable adjustments discussed above.

On a consolidated basis, we are targeting to achieve operating income, as a percentage of our net sales, in the range of 4.0% to 5.0%. This range compares to 3.3% of consolidated net sales in fiscal 2017 (excluding the $18.8 million of favorable adjustments to operating income discussed above). In addition, based on the continued amortization of intangibles with finite lives and the timing of expected sales (most notably in our Government Solutions segment), we continue to expect an operating loss in our second quarter of fiscal 2018, with each of the third and fourth quarters of fiscal 2018 achieving operating income.

Interest Expense. Interest expense was $2.6 million and $3.3 million for the three months ended October 31, 2017 and 2016, respectively. The decline in interest expense primarily reflects lower total indebtedness, which declined from $262.0 million as of October 31, 2016 to $199.1 million as of October 31, 2017. Interest expense for both periods primarily reflects interest on our Secured Credit Facility, as amended. Based on the type, terms, amount of outstanding debt (including capital leases) and current interest rates, we estimate that our effective interest rate (including amortization of deferred financing costs) will approximate 5.0% in fiscal 2018. Our actual cash borrowing rate (which excludes the amortization of deferred financing costs) currently approximates 3.7%.

Interest (Income) and Other. Interest (income) and other for both the three months ended October 31, 2017 and 2016 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding a blended annual interest rate of approximately 0.63%.

Benefit From Income Taxes. The benefit from income taxes was $0.7 million for the three months ended October 31, 2017, as compared to $1.6 million for the three months ended October 31, 2016 and was primarily the result of operating losses reported in each period. Our effective tax rate was 31.0% for the three months ended October 31, 2017, as compared to 38.6% for the three months ended October 31, 2016.

Our effective tax rate of 31.0% for the three months ended October 31, 2017 includes a discrete tax expense of less than $0.1 million which, pursuant to our adoption of ASU 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” on August 1, 2017, relates to the reversal of deferred tax assets associated with the settlement of stock-based awards during the most recent fiscal quarter. See “Notes to Condensed Consolidated Financial Statements - Note (12) - Stock-Based Compensation” for more information. Our effective tax rate of 38.6% for the three months ended October 31, 2016 reflects a net discrete tax benefit of $0.3 million, primarily related to the reversal of certain tax contingencies no longer required due to the effective settlement with the IRS relating to its audit of our Federal income tax return for fiscal 2014.

Index

Our effective tax rate for fiscal 2018, excluding all discrete tax items, is currently expected to approximate 34.5%. Our effective tax rate estimate of 34.5% does not include the impact of any potential reform of the Internal Revenue Code which is currently being debated amongst members of the U.S. Presidential administration and Congress. Proposals have included provisions, such as the lowering of the corporate tax rate and allowing the expensing of capital expenditures, that could be beneficial to us. Other proposals, however, such as the imposition of significant limitations on the deductibility of interest expense, could have an adverse effect on our future business activity. Because of the substantial uncertainty regarding both the timing and details of any such tax reform, the impact on our business is uncertain.

In November 2017, we received notification from the IRS that it will audit our Federal income tax return for fiscal 2016. Our Federal income tax return for fiscal 2015 is also subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2013 are subject to audit. TCS’s Federal income tax returns for tax years 2014 and 2015 and the tax period from January 1, 2016 to February 23, 2016 are subject to potential future IRS audit. None of TCS’s state income tax returns prior to calendar year 2013 are subject to audit. The results of the IRS tax audit for fiscal 2016, future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Loss. During the three months ended October 31, 2017, consolidated net loss was $1.7 million as compared $2.5 million during the three months ended October 31, 2016.

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the three months ended October 31, 2017 and 2016 are shown in the table below (numbers in the table may not foot due to rounding):

	Three months ended October 31,
	2017	2016	2017	2016	2017	2016	2017	2016
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$4.7	3.0	(0.6)	2.5	(5.7)	(8.0)	$(1.7)	(2.5)
Benefit from income taxes	—	—	—	—	(0.8)	(1.6)	(0.7)	(1.6)
Interest (income) and other expenses	—	—	—	—	—	—	—	—
Interest expense	—	0.1	—	—	2.5	3.3	2.6	3.3
Amortization of stock-based compensation	—	—	—	—	0.7	1.0	0.7	1.0
Amortization of intangibles	4.4	4.4	0.8	1.6	—	—	5.3	6.1
Depreciation	2.4	2.6	0.6	0.8	0.3	0.4	3.3	3.7
Adjusted EBITDA	$11.7	10.1	0.8	4.9	(2.9)	(4.9)	$9.6	10.0
Percentage of related net sales	15.3%	13.3%	1.8%	8.2%	NA	NA	7.9%	7.4%

The $0.4 million decrease in consolidated Adjusted EBITDA during the three months ended October 31, 2017 as compared to the three months ended October 31, 2016 is primarily attributable to lower consolidated net sales during the three months ended October 31, 2017 that was partially offset by favorable changes in overall product mix and the benefit of lower unallocated expenses, all of which are discussed above. The increase in our Commercial Solutions segment's Adjusted EBITDA, in dollars and as a percentage of related segment net sales, was primarily attributable to favorable product mix changes in this segment during the most recent fiscal quarter and the benefit of cost reduction actions previously initiated, as discussed above. The decrease in our Government Solutions segment's Adjusted EBITDA, in dollars and as a percentage of related segment net sales, was primarily driven by lower net sales during the most recent fiscal quarter (most notably lower over-the-horizon microwave systems sales and the absence of $2.5 million of BFT-1 intellectual property license fees), as discussed above.

Index

Looking forward, we anticipate that our strong growth prospects will drive an increase in consolidated net sales in fiscal 2018 as compared to fiscal 2017. In addition, despite the absence of $6.7 million of the BFT-1 intellectual property license fee in fiscal 2018, we are targeting Adjusted EBITDA in a range comparable to the $70.7 million we achieved in fiscal 2017 and we expect that fiscal 2018 Adjusted EBITDA, as a percentage of consolidated net sales, will be comparable to the 12.8% we achieved in fiscal 2017. If order flow remains strong and we are able to achieve all of our fiscal 2018 business goals, it is possible that Adjusted EBITDA in fiscal 2018 could exceed the $70.7 million achieved in fiscal 2017. A reconciliation of our fiscal 2017 GAAP Net Income to Adjusted EBITDA of $70.7 million is shown in the table below:

($ in millions)	Fiscal Year 2017
Reconciliation of GAAP Net Income to Adjusted EBITDA:
Net income	$15.8
Income taxes	9.7
Interest (income) and other expense	(0.1)
Interest expense	11.6
Amortization of stock-based compensation	8.5
Amortization of intangibles	22.8
Depreciation	14.4
Settlement of intellectual property litigation	(12.0)
Adjusted EBITDA	$70.7

Our Adjusted EBITDA is a Non-GAAP measure that represents earnings (loss) before income taxes, interest (income) and other expense, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, settlement of intellectual property litigation, acquisition plan expenses or strategic alternatives analysis expenses and other. Our definition of Adjusted EBITDA may differ from the definition of EBITDA used by other companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is also a measure frequently requested by our investors and analysts. We believe that investors and analysts may use Adjusted EBITDA, along with other information contained in our SEC filings, in assessing our performance and comparability of our results with other companies. These Non-GAAP financial measures have limitations as an analytical tool as they exclude the financial impact of transactions necessary to conduct our business, such as the granting of equity compensation awards, and are not intended to be an alternative to financial measures prepared in accordance with GAAP. These measures are adjusted as described in the reconciliation of GAAP to Non-GAAP in the above table, but these adjustments should not be construed as an inference that all of these adjustments or costs are unusual, infrequent or non-recurring. Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures determined in accordance with GAAP. Investors are advised to carefully review the GAAP financial results that are disclosed in our SEC filings. We have not quantitatively reconciled our fiscal 2018 Adjusted EBITDA target to the most directly comparable GAAP measure because items such as stock-based compensation, adjustments to the provision for income taxes, amortization of intangibles and interest expense, which are specific items that impact these measures, have not yet occurred, are out of our control, or cannot be predicted. For example, quantification of stock-based compensation expense requires inputs such as the number of shares granted and market price that are not currently ascertainable. Accordingly, reconciliations to the Non-GAAP forward looking metrics are not available without unreasonable effort and such unavailable reconciling items could significantly impact our financial results.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased to $42.5 million at October 31, 2017 from $41.8 million at July 31, 2017, an increase of $0.7 million. The increase in cash and cash equivalents during the three months ended October 31, 2017 was driven by the following:

•
Net cash provided by operating activities was $6.5 million for the three months ended October 31, 2017 as compared to $7.8 million for the three months ended October 31, 2016. The period-over-period decrease in cash flow from operating activities is attributable to overall changes in net working capital requirements, principally the timing of billings and payments.

•
Net cash used in investing activities for the three months ended October 31, 2017 was $1.1 million as compared to $2.1 million for the three months ended October 31, 2016. Both of these amounts primarily represent expenditures relating to ongoing equipment upgrades and enhancements.

Index

•
Net cash used in financing activities was $4.7 million for the three months ended October 31, 2017 as compared to $9.8 million for the three months ended October 31, 2016. During the three months ended October 31, 2017, we received $6.4 million from net borrowings under our Revolving Loan Facility and made $7.9 million of principal repayments related to our Term Loan Facility and capital lease obligations. During the three months ended October 31, 2016, we received $1.0 million from net borrowings under our Revolving Loan Facility and made $3.2 million of principal repayments related to our Term Loan Facility and capital lease obligations. During the three months ended October 31, 2017 and 2016, we paid $2.5 million and $7.1 million, respectively, in cash dividends to our shareholders. We also made $1.0 million and $0.2 million, respectively, of payments to remit employees' statutory tax withholding requirements related to the net settlement of stock-based awards during the three months ended October 31, 2017 and 2016.

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

The Secured Credit Facility, as amended, is discussed below and in “Notes to Condensed Consolidated Financial Statements - Note (9) - Secured Credit Facility.”

As of October 31, 2017, our material short-term cash requirements primarily consist of: (i) remaining fiscal 2018 mandatory principal repayments of $11.8 million associated with the Term Loan Facility and related interest payments of approximately $3.5 million, (ii) estimated interest payments for fiscal 2018 under our Revolving Loan Facility, (iii) capital lease obligations and operating lease commitments, (iv) our ongoing working capital needs, including income tax payments, and (v) accrued quarterly dividends.

In June 2016, we sold 7.1 million shares of our common stock in a public offering at a price of $14.00 per share, resulting in proceeds to us of $95.0 million, net of underwriting discounts and commissions. As of October 31, 2017 and December 6, 2017, an aggregate registered amount of $75.0 million under our existing Shelf Registration Statement filed with the SEC remains available for sale of various types of securities, including debt.

As of October 31, 2017 and December 6, 2017, we were authorized to repurchase up to an additional $8.7 million of our common stock, pursuant to our current $100.0 million stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. There were no repurchases of our common stock during the three months ended October 31, 2017 and 2016.

On September 27, 2017, our Board of Directors declared a dividend of $0.10 per common share, which was paid on November 17, 2017. On December 6, 2017, our Board of Directors declared a dividend of $0.10 per common share, payable on February 16, 2018 to stockholders of record at the close of business on January 17, 2018. Future dividends remain subject to compliance with financial covenants under our Secured Credit Facility, as amended, as well as Board approval.

Our material long-term cash requirements primarily consist of: (i) mandatory interest payments and principal repayments pursuant to our Secured Credit Facility, as amended; (ii) payments relating to our capital lease obligations and operating lease commitments; and (iii) cash payments of approximately $1.8 million related to our 2009 Radyne-related restructuring plan, including accreted interest as discussed in "Notes to Condensed Consolidated Financial Statements - Note (8) - Acquisition-Related Restructuring Plan.”

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

Index

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

Secured Credit Facility
On February 23, 2016, in connection with our acquisition of TCS, we entered into a $400.0 million secured credit facility (the "Secured Credit Facility") with a syndicate of lenders. The Secured Credit Facility, as amended June 6, 2017 (the “June 2017 Amendment”), comprises a senior secured term loan A facility of $250.0 million (the “Term Loan Facility”) and a secured revolving loan facility of up to $150.0 million, including a $25.0 million letter of credit sublimit (the “Revolving Loan Facility”), and, together, with the Term Loan Facility, matures on February 23, 2021. The proceeds of these borrowings were primarily used to finance our acquisition of TCS, including the repayment of certain existing indebtedness of TCS. The Term Loan Facility requires mandatory quarterly repayments. During the three months ended October 31, 2017 and 2016, we repaid $7.1 million and $2.2 million, respectively, principal amount of borrowings under the Term Loan Facility. Under the Revolving Loan Facility, we had outstanding balances ranging from $41.9 million to $63.8 million during three months ended October 31, 2017.

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

(iv)
Balloon or final payment of the Term Loan Facility (which is not due until February 23, 2021) was reduced by $22.5 million through increased borrowings from the Revolving Loan Facility (which does not expire until February 23, 2021); and

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

As of October 31, 2017, our Leverage Ratio was 2.83x TTM Consolidated EBITDA compared to the maximum allowable Leverage Ratio of 3.50x TTM Consolidated EBITDA. In fiscal 2018, the maximum allowable Leverage Ratio will decrease each quarter until reaching 3.00x TTM Consolidated EBITDA in the fourth quarter of fiscal 2018, with no further reductions thereafter. Our Fixed Charge Coverage Ratio as of October 31, 2017 was 2.03x compared to the minimum required Fixed Charge Coverage Ratio of 1.25x, which will not change for the remaining term of the Secured Credit Facility, as amended. Given our expected future business performance, we anticipate maintaining compliance with the terms and financial covenants in our Secured Credit Facility, as amended, for the foreseeable future.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of October 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

COMMITMENTS

In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of October 31, 2017, will materially adversely affect our liquidity.

At October 31, 2017, cash payments due under long-term obligations (including estimated interest expense on our Secured Credit Facility), excluding purchase orders that we entered into in our normal course of business, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	Remainder of 2018	2019 and 2020	2021 and 2022	After 2022
Secured Credit Facility - principal payments	$195,757	11,832	34,422	149,503	—
Secured Credit Facility - interest payments	19,984	5,131	11,942	2,911	—
Operating lease commitments	42,923	9,037	16,481	9,550	7,855
Capital lease obligations	3,529	1,719	1,810	—	—
Net contractual cash obligations	$262,193	27,719	64,655	161,964	7,855

As discussed further in “Notes to Condensed Consolidated Financial Statements - Note (9) - Secured Credit Facility," on June 6, 2017, we entered into the June 2017 Amendment to our Secured Credit Facility. In connection with this amendment, the balloon or final payment of the Term Loan Facility, which is not due until February 23, 2021, was reduced by $22.5 million through increased borrowings from the Revolving Loan Facility which is not required to be repaid in full until February 23, 2021.

As discussed further in “Notes to Condensed Consolidated Financial Statements - Note (17) - Stockholders’ Equity,” on December 6, 2017, our Board of Directors declared a dividend of $0.10 per common share, payable on February 16, 2018 to stockholders of record at the close of business on January 17, 2018. Future dividends remain subject to compliance with financial covenants under our Secured Credit Facility, as amended, as well as Board approval.

Index

At October 31, 2017, we have approximately $3.0 million of standby letters of credit outstanding under our Secured Credit Facility, as amended, related to our guarantees of future performance on certain customer contracts. Such amounts are not included in the above table.

During the three months ended October 31, 2017, we entered into a full and final warranty settlement with AT&T, the largest customer/distributor of a small product line that we refer to as the TCS 911 call handling software solution. AT&T had previously informed us that they did not believe we met certain contractual specifications related to performance and usability and had requested a refund of certain payments made by them. As discussed in "Notes to Condensed Consolidated Financial Statements - Note (7) - Accrued Expenses and Other Current Liabilities,” in addition to this settlement, we agreed to issue thirty-six credits to AT&T of $0.2 million which AT&T can apply on a monthly basis to purchases of solutions from us, beginning October 2017 through September 2020. As of October 31, 2017, the total present value of these monthly credits is $4.7 million, of which $1.5 million is included in accrued expenses and other current liabilities and $3.2 million is reflected in other liabilities (non-current) on our Condensed Consolidated Balance Sheet. These amounts are not shown in the above commitment table.

In the ordinary course of business, we include indemnification provisions in certain of our customer contracts. Pursuant to these agreements, we have agreed to indemnify, hold harmless and reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses related to third-party intellectual property claims. It is not possible to determine the maximum potential amount under these agreements due to a history of nominal claims in the Comtech legacy business and the unique facts and circumstances involved in each particular agreement. As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (18) - Legal Proceedings and Other Matters," TCS is a party to one indemnification matter and we are incurring ongoing legal expenses in connection with this matter. Our insurance policies may not cover the cost of defending indemnification claims or providing indemnification. As a result, pending or future claims asserted against us by a party that we have agreed to indemnify could result in legal costs and damages that could have a material adverse effect on our consolidated results of operations and financial condition.

We have change in control agreements, severance agreements and indemnification agreements with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of our Company or an involuntary termination of employment without cause.

Our Condensed Consolidated Balance Sheet as of October 31, 2017 includes total liabilities of $8.9 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

As further discussed in “Notes to Condensed Consolidated Financial Statements - Note (2) - Adoption of Accounting Standards and Updates,” during the three months ended October 31, 2017, we adopted FASB ASU No. 2016-09, which amends several aspects of the accounting for and reporting of share-based payment transactions. Our adoption of this ASU, on August 1, 2017, did not have a material impact on our condensed consolidated financial statements. See "Notes to Condensed Consolidated Financial Statement - Note (12) - Stock-Based Compensation" for further information regarding our adoption of this ASU.

Index

In addition, the following FASB ASUs have been issued and incorporated into the FASB ASC and have not yet been adopted by us as of October 31, 2017:

•
FASB ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)," issued in May 2014, which replaces numerous requirements in U.S. GAAP, including industry specific requirements, and provides a single revenue recognition model for contracts with customers. The core principle of the new standard is that a company should record revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, FASB ASU No. 2015-14 "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" was issued to defer the effective date of FASB ASU No. 2014-09 by one year. As a result, FASB ASU No. 2014-09 is effective for fiscal years beginning after December 15, 2017 (our fiscal year beginning on August 1, 2018), including interim reporting periods within those fiscal years and can be adopted either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted only as of fiscal years beginning after December 15, 2016 (our fiscal year beginning on August 1, 2017), including interim reporting periods within those fiscal years. In March 2016, April 2016, May 2016 and February 2017, FASB ASU 2016-08 "Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net)," 2016-10 "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," 2016-12 "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" and 2017-05 "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets" were issued, respectively, to clarify certain implementation matters related to the new revenue standard. The effective dates for these ASUs coincide with the effective date of FASB ASU 2014-09.

Because of the broad scope of FASB ASU No. 2014-09, it could impact the reporting of the amount and/or timing of our net sales and operating income across our two operating segments, as well as related business processes and IT systems. We have formed a project team to perform a detailed evaluation of the operational impact of this new standard, which transition approach to use and the overall adoption impact of FASB ASU No. 2014-09, on our consolidated financial statements and disclosures. We expect our evaluation to be completed shortly before our first quarter of fiscal 2019.

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

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of October 31, 2017, we had cash and cash equivalents of $42.5 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of October 31, 2017, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

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

Index

PART II
OTHER INFORMATION

Item 1.     Legal Proceedings

See “Notes to Condensed Consolidated Financial Statements - Note (18) - Legal Proceedings and Other Matters,” of this Form 10-Q for information regarding legal proceedings and other matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended July 31, 2017, except as follows:

Possible U.S. Federal income tax reform could adversely affect us.

Our effective tax rate for fiscal 2018, excluding all discrete tax items, is currently expected to approximate 34.5%. Our effective tax rate estimate of 34.5% does not include the impact of any potential reform of the Internal Revenue Code which is currently being debated amongst members of the U.S. Presidential administration and Congress. Proposals have included provisions, such as the lowering of the corporate tax rate and allowing the expensing of capital expenditures, that could be beneficial to us. Other proposals, however, such as the imposition of significant limitations on the deductibility of interest, could have an adverse effect on our future business activity. Because of the substantial uncertainty regarding both the timing and details of any such tax reform, the impact on our business is uncertain.

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	December 6, 2017	By: /s/ Fred Kornberg
Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date:	December 6, 2017	By: /s/ Michael D. Porcelain
Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)