Form 10-Q
period 2018-01-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2018-03-07
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2018

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
Yes               No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes               No
APPLICABLE ONLY TO CORPORATE ISSUERS:
As of March 2, 2018, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 23,620,113 shares.

Index

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2018	July 31, 2017
Assets
Current assets:
Cash and cash equivalents	$40,472,000	41,844,000
Accounts receivable, net	117,973,000	124,962,000
Inventories, net	71,707,000	60,603,000
Prepaid expenses and other current assets	14,915,000	13,635,000
Total current assets	245,067,000	241,044,000
Property, plant and equipment, net	30,122,000	32,847,000
Goodwill	290,633,000	290,633,000
Intangibles with finite lives, net	251,334,000	261,871,000
Deferred financing costs, net	2,635,000	3,065,000
Other assets, net	2,860,000	2,603,000
Total assets	$822,651,000	832,063,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,662,000	29,402,000
Accrued expenses and other current liabilities	60,585,000	68,610,000
Dividends payable	2,351,000	2,343,000
Customer advances and deposits	24,848,000	25,771,000
Current portion of long-term debt	17,211,000	15,494,000
Current portion of capital lease obligations	1,858,000	2,309,000
Interest payable	83,000	282,000
Total current liabilities	134,598,000	144,211,000
Non-current portion of long-term debt, net	174,225,000	176,228,000
Non-current portion of capital lease obligations	885,000	1,771,000
Income taxes payable	2,558,000	2,515,000
Deferred tax liability, net	6,088,000	17,306,000
Customer advances and deposits, non-current	8,385,000	7,227,000
Other liabilities	5,291,000	2,655,000
Total liabilities	332,030,000	351,913,000
Commitments and contingencies (See Note 18)
Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 38,653,430 shares and 38,619,467 shares at January 31, 2018 and July 31, 2017, respectively	3,865,000	3,862,000
Additional paid-in capital	534,224,000	533,001,000
Retained earnings	394,381,000	385,136,000
	932,470,000	921,999,000
Less:
Treasury stock, at cost (15,033,317 shares at January 31, 2018 and July 31, 2017)	(441,849,000)	(441,849,000)
Total stockholders’ equity	490,621,000	480,150,000
Total liabilities and stockholders’ equity	$822,651,000	832,063,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended January 31,		Six months ended January 31,

	2018	2017	2018	2017
Net sales	$133,731,000	139,028,000	255,300,000	274,814,000
Cost of sales	82,930,000	85,824,000	156,783,000	169,502,000
Gross profit	50,801,000	53,204,000	98,517,000	105,312,000

Expenses:
Selling, general and administrative	27,215,000	30,988,000	55,690,000	63,673,000
Research and development	13,435,000	13,314,000	27,185,000	27,410,000
Amortization of intangibles	5,268,000	6,032,000	10,537,000	12,087,000
Settlement of intellectual property litigation	—	(9,979,000)	—	(9,979,000)
	45,918,000	40,355,000	93,412,000	93,191,000

Operating income	4,883,000	12,849,000	5,105,000	12,121,000

Other expenses (income):
Interest expense	2,519,000	2,852,000	5,107,000	6,177,000
Interest (income) and other	(48,000)	(74,000)	(9,000)	(76,000)

Income before (benefit from) provision for income taxes	2,412,000	10,071,000	7,000	6,020,000
(Benefit from) provision for income taxes	(13,349,000)	3,486,000	(14,094,000)	1,924,000

Net income	$15,761,000	6,585,000	14,101,000	4,096,000
Net income per share (See Note 4):
Basic	$0.66	0.28	0.59	0.17
Diluted	$0.66	0.28	0.59	0.17

Weighted average number of common shares outstanding – basic	23,816,000	23,428,000	23,805,000	23,406,000

Weighted average number of common and common equivalent shares outstanding – diluted	23,953,000	23,445,000	23,942,000	23,427,000

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$0.10	0.10	0.20	0.40

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JANUARY 31, 2018 AND 2017
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2016	38,367,997	$3,837,000	$524,797,000	$383,616,000	15,033,317	$(441,849,000)	$470,401,000
Equity-classified stock award compensation	—	—	1,989,000	—	—	—	1,989,000
Proceeds from issuance of employee stock purchase plan shares	33,226	3,000	345,000	—	—	—	348,000
Issuance of restricted stock	144,899	15,000	(15,000)	—	—	—	—
Net settlement of stock-based awards	40,354	4,000	(248,000)	—	—	—	(244,000)
Cash dividends declared, net	—	—	—	(9,351,000)	—	—	(9,351,000)
Accrual of dividend equivalents, net of reversal	—	—	—	(179,000)	—	—	(179,000)
Net income tax shortfall from settlement of stock-based awards	—	—	(257,000)	—	—	—	(257,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(344,000)	—	—	—	(344,000)
Net income	—	—	—	4,096,000	—	—	4,096,000
Balance as of January 31, 2017	38,586,476	$3,859,000	$526,267,000	$378,182,000	15,033,317	$(441,849,000)	$466,459,000

Balance as of July 31, 2017	38,619,467	$3,862,000	$533,001,000	$385,136,000	15,033,317	$(441,849,000)	$480,150,000
Equity-classified stock award compensation	—	—	1,827,000	—	—	—	1,827,000
Proceeds from issuance of employee stock purchase plan shares	24,222	2,000	395,000	—	—	—	397,000
Forfeiture of restricted stock	(10,254)	(1,000)	1,000	—	—	—	—
Net settlement of stock-based awards	19,995	2,000	(1,000,000)	—	—	—	(998,000)
Cash dividends declared	—	—	—	(4,701,000)	—	—	(4,701,000)
Accrual of dividend equivalents, net of reversal	—	—	—	(155,000)	—	—	(155,000)
Net income	—	—	—	14,101,000	—	—	14,101,000
Balance as of January 31, 2018	38,653,430	$3,865,000	$534,224,000	$394,381,000	15,033,317	$(441,849,000)	$490,621,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended January 31,
	2018	2017
Cash flows from operating activities:
Net income	$14,101,000	4,096,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	6,663,000	7,317,000
Amortization of intangible assets with finite lives	10,537,000	12,087,000
Amortization of stock-based compensation	1,827,000	1,989,000
Amortization of deferred financing costs	1,098,000	968,000
Settlement of intellectual property litigation	—	(9,979,000)
Gain on disposal of property, plant and equipment	—	(146,000)
Provision for allowance for doubtful accounts	577,000	433,000
Provision for excess and obsolete inventory	2,433,000	1,061,000
Excess income tax benefit from stock-based awards	—	(61,000)
Deferred income tax (benefit) expense	(11,218,000)	4,307,000
Changes in assets and liabilities:
Accounts receivable	5,801,000	24,989,000
Inventories	(13,537,000)	(875,000)
Prepaid expenses and other current assets	1,745,000	409,000
Other assets	(257,000)	201,000
Accounts payable	(2,259,000)	(8,572,000)
Accrued expenses and other current liabilities	(5,146,000)	(3,882,000)
Customer advances and deposits	235,000	(2,989,000)
Other liabilities, non-current	(242,000)	(749,000)
Interest payable	(199,000)	(471,000)
Income taxes payable	(2,982,000)	(4,525,000)
Net cash provided by operating activities	9,177,000	25,608,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,836,000)	(4,147,000)
Net cash used in investing activities	(2,836,000)	(4,147,000)

Cash flows from financing activities:
Net borrowings (repayments) under Revolving Loan Facility	9,400,000	(4,100,000)
Repayment of long-term debt under Term Loan Facility	(10,354,000)	(4,427,000)
Cash dividends paid	(4,821,000)	(14,177,000)
Remittance of employees' statutory tax withholdings for stock awards	(998,000)	(244,000)
Repayment of principal amounts under capital lease obligations	(1,337,000)	(1,853,000)
Proceeds from issuance of employee stock purchase plan shares	397,000	348,000
Payment of issuance costs related to equity offering	—	(626,000)
Payment of deferred financing costs	—	(104,000)
Excess income tax benefit from stock-based awards	—	61,000
Net cash used in financing activities	(7,713,000)	(25,122,000)

Net decrease in cash and cash equivalents	(1,372,000)	(3,661,000)
Cash and cash equivalents at beginning of period	41,844,000	66,805,000
Cash and cash equivalents at end of period	$40,472,000	63,144,000
See accompanying notes to condensed consolidated financial statements. (Continued)

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)
	Six months ended January 31,
	2018	2017
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$3,977,000	5,538,000
Income taxes, net	$108,000	2,143,000

Non-cash investing and financing activities:
Cash dividends declared but unpaid (including dividend equivalents)	$2,506,000	2,522,000
Accrued additions to property, plant and equipment	$1,102,000	1,147,000
(Forfeiture) issuance of restricted stock	$(1,000)	15,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and its subsidiaries ("Comtech," "we," "us," or "our") as of and for the three and six months ended January 31, 2018 and 2017 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Our condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, filed with the Securities and Exchange Commission ("SEC"), for the fiscal year ended July 31, 2017 and the notes thereto contained in our Annual Report on Form 10-K, and all of our other filings with the SEC.

As disclosed in more detail in Note (14) - "Segment Information," we manage our business in two reportable segments: Commercial Solutions and Government Solutions.

Certain reclassifications have been made to previously reported condensed consolidated financial statements to conform to the current fiscal period presentation.

(2)    Adoption of Accounting Standards and Updates

We are required to prepare our condensed consolidated financial statements in accordance with the Financial Accounting Standard Board ("FASB") Accounting Standards Codification ("ASC") which is the source for all authoritative U.S. generally accepted accounting principles, which are commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs"). During the six months ended January 31, 2018, we adopted FASB ASU 2016-09 "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which amends several aspects of the accounting for and reporting of share-based payment transactions. Our adoption of this ASU, on August 1, 2017, did not have a material impact on our condensed consolidated financial statements. See Note (12) - "Stock-Based Compensation" for further information regarding our adoption of this ASU.

(3)    Fair Value Measurements and Financial Instruments

Using the fair value hierarchy described in FASB ASC 820 "Fair Value Measurements and Disclosures," we valued our cash and cash equivalents using Level 1 inputs that were based on quoted market prices.

We believe that the carrying amounts of our other current financial assets (such as accounts receivable) and other current liabilities (including accounts payable, accrued expenses and the current portions of our Secured Credit Facility and favorable AT&T warranty settlement) approximate their fair values due to their short-term maturities.

The fair value of the non-current portion of our Secured Credit Facility as of January 31, 2018 approximates its carrying amount due to its variable interest rate and pricing grid that is dependent upon our leverage ratio as of the end of each fiscal quarter. We believe the fair value of our non-current portion of capital lease obligations, which currently has a blended interest rate of 5.9%, would not be materially different than its carrying value as of January 31, 2018.

The fair value of the non-current portion of our favorable AT&T warranty settlement as of January 31, 2018 approximates its carrying amount given our belief that the present value of such liability reflects market participants' assumptions for a similar junior, unsecured debt instrument. See Note (7) - "Accrued Expenses and Other Current Liabilities" for further discussion of the favorable AT&T warranty settlement.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

As of January 31, 2018 and July 31, 2017, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

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

There were no purchases of our common stock during the six months ended January 31, 2018 or 2017. See Note (17) - "Stockholders’ Equity" for more information.

Weighted average stock options, RSUs and restricted stock outstanding of 1,812,000 and 2,173,000 for the three months ended January 31, 2018 and 2017, respectively, and 1,821,000 and 2,305,000 for the six months ended January 31, 2018 and 2017, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 259,000 and 237,000 weighted average performance shares outstanding for the three months ended January 31, 2018 and 2017, respectively, and 211,000 and 229,000 weighted average performance shares outstanding for the six months ended January 31, 2018 and 2017, respectively, as the performance conditions have not yet been satisfied. However, the compensation expense related to these awards is included in net income (the numerator) for EPS calculations for each respective period.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended January 31,		Six months ended January 31,
	2018	2017	2018	2017
Numerator:
Net income for basic calculation	$15,761,000	6,585,000	14,101,000	4,096,000
Numerator for diluted calculation	$15,761,000	6,585,000	14,101,000	4,096,000

Denominator:
Denominator for basic calculation	23,816,000	23,428,000	23,805,000	23,406,000
Effect of dilutive securities:
Stock-based awards	137,000	17,000	137,000	21,000
Denominator for diluted calculation	23,953,000	23,445,000	23,942,000	23,427,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(5)    Accounts Receivable

Accounts receivable consist of the following at:

	January 31, 2018	July 31, 2017
Billed receivables from commercial and international customers	$68,478,000	71,404,000
Unbilled receivables from commercial and international customers	14,726,000	24,668,000
Billed receivables from the U.S. government and its agencies	21,235,000	18,497,000
Unbilled receivables from the U.S. government and its agencies	15,410,000	11,693,000
Total accounts receivable	119,849,000	126,262,000
Less allowance for doubtful accounts	1,876,000	1,300,000
Accounts receivable, net	$117,973,000	124,962,000

Unbilled receivables relate to contracts-in-progress for which revenue has been recognized but we have not yet billed the customer for work performed. We had $125,000 and $118,000 of retainage included in unbilled receivables at January 31, 2018 and July 31, 2017, respectively, and management estimates that substantially all of the unbilled receivables at January 31, 2018 will be billed and collected within one year. Of the unbilled receivables from commercial and international customers at January 31, 2018 and July 31, 2017, approximately $2,012,000 and $2,995,000, respectively, relates to a large over-the-horizon microwave system contract with our large U.S. prime contractor customer (all of which related to our North African country end-customer).

As of January 31, 2018, the U.S. government (and its agencies) and Verizon Communications Inc. (through various divisions and, collectively, "Verizon") represented 30.6% and 12.0%, respectively, of total accounts receivable. As of July 31, 2017, except for the U.S. government (and its agencies), which represented 23.9% of total accounts receivable, there were no other customers which accounted for greater than 10.0% of total accounts receivable.

(6)    Inventories

Inventories consist of the following at:

	January 31, 2018	July 31, 2017
Raw materials and components	$52,592,000	50,569,000
Work-in-process and finished goods	35,162,000	26,053,000
Total inventories	87,754,000	76,622,000
Less reserve for excess and obsolete inventories	16,047,000	16,019,000
Inventories, net	$71,707,000	60,603,000

As of January 31, 2018 and July 31, 2017, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $1,420,000 and $2,148,000, respectively.

As of January 31, 2018 and July 31, 2017, $1,528,000 and $1,718,000, respectively, of the inventory balance above related to contracts from third party commercial customers who outsource their manufacturing to us.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(7)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	January 31, 2018	July 31, 2017
Accrued wages and benefits	$20,911,000	19,622,000
Accrued warranty obligations	12,481,000	17,617,000
Accrued legal costs	7,747,000	8,402,000
Accrued contract costs	6,439,000	8,644,000
Accrued commissions and royalties	2,328,000	3,600,000
Other	10,679,000	10,725,000
Accrued expenses and other current liabilities	$60,585,000	68,610,000

Accrued legal costs as of January 31, 2018 and July 31, 2017 include $3,623,000 and $4,120,000, respectively, related to estimated costs associated with certain TeleCommunication Systems, Inc. ("TCS") intellectual property matters. The accrued potential settlement costs do not reflect the final amounts we may actually pay. Ongoing legal costs associated with defending legacy TCS intellectual property matters and the ultimate resolution could vary and have a material adverse effect on our future consolidated results of operations, financial position or cash flows. TCS intellectual property matters are discussed in more detail in Note (18) - "Legal Proceedings and Other Matters."

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

Changes in our current accrued warranty obligations during the six months ended January 31, 2018 and 2017 were as follows:

	Six months ended January 31,
	2018	2017
Balance at beginning of period	$17,617,000	15,362,000
Provision for warranty obligations	2,278,000	3,234,000
Charges incurred	(3,914,000)	(3,782,000)
Warranty settlement and reclass (see below)	(3,500,000)	—
Adjustments to TCS pre-acquisition contingent liability	—	4,200,000
Balance at end of period	$12,481,000	19,014,000

Our current accrued warranty obligations at January 31, 2018 and July 31, 2017 include $5,234,000 and $9,909,000, respectively, of warranty obligations for a small product line that we refer to as the TCS 911 call handling software solution. This solution was licensed to customers prior to our acquisition of TCS. During the six months ended January 31, 2018, we entered into a full and final warranty settlement with AT&T, the largest customer/distributor of this product line, pursuant to which we issued thirty-six credits to AT&T of $153,000 which AT&T can apply on a monthly basis to purchases of solutions from us, beginning October 2017 through September 2020. As of January 31, 2018, the total present value of these monthly credits is $4,361,000, of which $1,521,000 is included in our current accrued warranty obligations and $2,840,000 is reflected in other liabilities (non-current) on our Condensed Consolidated Balance Sheet. In connection with this favorable settlement, during the six months ended January 31, 2018, we recorded a benefit to cost of sales of $660,000.

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

As of January 31, 2018, the amount of the acquisition-related restructuring reserve is as follows:

Cumulative Activity Through January 31, 2018
Present value of estimated facility exit costs at August 1, 2008	$2,100,000
Cash payments made	(11,393,000)
Cash payments received	8,600,000
Accreted interest recorded	1,886,000
Liability recorded as of period end as accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet	$1,193,000

As of July 31, 2017, the present value of the estimated facility exit costs was $1,941,000. During the six months ended January 31, 2018, we made cash payments of $805,000. Interest accreted for the three and six months ended January 31, 2018 and 2017 was $25,000 and $57,000, respectively, and $51,000 and $107,000, respectively, and is included in interest expense for each respective fiscal period.

Future cash payments associated with our restructuring plan are summarized below:

As of January 31, 2018
Future lease payments to be made	$1,193,000
Interest expense to be accreted in future periods	154,000
Total remaining payments	$1,347,000

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(9)    Secured Credit Facility

On February 23, 2016, in connection with our acquisition of TCS, we entered into a $400,000,000 secured credit facility (the "Secured Credit Facility") with a syndicate of lenders. The Secured Credit Facility, as amended June 6, 2017 (the "June 2017 Amendment"), comprises a senior secured term loan A facility of $250,000,000 (the "Term Loan Facility") and a secured revolving loan facility of up to $150,000,000, including a $25,000,000 letter of credit sublimit (the "Revolving Loan Facility") and, together, with the Term Loan Facility, matures on February 23, 2021. The proceeds of these borrowings were primarily used to finance our acquisition of TCS, including the repayment of certain existing indebtedness of TCS. The Term Loan Facility requires mandatory quarterly repayments. During the six months ended January 31, 2018 and 2017, we repaid $10,354,000 and $4,427,000, respectively, principal amount of borrowings under the Term Loan Facility. Under the Revolving Loan Facility, we had outstanding balances ranging from $41,904,000 to $66,804,000 during the six months ended January 31, 2018.

As of January 31, 2018 and July 31, 2017, amounts outstanding under our Secured Credit Facility, net, were as follows:

	January 31, 2018	July 31, 2017
Term Loan Facility	$128,726,000	139,080,000
Less unamortized deferred financing costs related to Term Loan Facility	4,094,000	4,763,000
Term Loan Facility, net	124,632,000	134,317,000
Revolving Loan Facility	66,804,000	57,405,000
Amount outstanding under Secured Credit Facility, net	191,436,000	191,722,000
Less current portion of long-term debt	17,211,000	15,494,000
Non-current portion of long-term debt	$174,225,000	176,228,000

Interest expense, including amortization of deferred financing costs, recorded during the three and six months ended January 31, 2018 and 2017 related to the Secured Credit Facility was $2,350,000 and $4,815,000, respectively, and $2,708,000 and $5,883,000, respectively, and reflects a blended interest rate of approximately 5.10% and 5.06% for the three months ended January 31, 2018 and 2017, respectively, and 5.20% and 4.79% for the six months ended January 31, 2018 and 2017, respectively.

At January 31, 2018, we had $2,660,000 of standby letters of credit outstanding under our Secured Credit Facility, as amended, related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

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

(ii)
Leverage Ratio is calculated on a "gross" basis using the quotient of Total Indebtedness (excluding unamortized deferred financing costs) divided by our TTM Consolidated EBITDA. The prior Leverage Ratio was calculated on a "net" basis but did not include a reduction for any cash or cash equivalents above $50,000,000;

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

In connection with the June 2017 Amendment, there were no changes to: (i) the committed borrowing capacity; (ii) the maturity date; or (iii) interest rates payable (except that the interest rate pricing grid will now be based on the new Leverage Ratio). Also, the June 2017 Amendment did not result in an extinguishment for accounting purposes (as such term is defined in ASC 470 - "Debt"); instead, the June 2017 Amendment was accounted for as a debt modification. As a result, deferred financing costs (including incremental fees for the June 2017 Amendment) will continue to be amortized over the remaining maturity term of the Secured Credit Facility.

As of January 31, 2018, our Leverage Ratio was 2.78x TTM Consolidated EBITDA compared to the maximum allowable Leverage Ratio of 3.35x TTM Consolidated EBITDA. During the second half of fiscal 2018, the maximum allowable Leverage Ratio will decrease each quarter until reaching 3.00x TTM Consolidated EBITDA in the fourth quarter of fiscal 2018, with no further reductions thereafter. Our Fixed Charge Coverage Ratio as of January 31, 2018 was 2.09x compared to the minimum required Fixed Charge Coverage Ratio of 1.25x. The Fixed Charge Coverage Ratio will not change for the remaining term of the Secured Credit Facility, as amended. Given our expected future business performance, we anticipate maintaining compliance with the terms and financial covenants in our Secured Credit Facility, as amended, for the foreseeable future.

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

(10)    Capital Lease Obligations

We lease certain equipment under capital leases. As of January 31, 2018 and July 31, 2017, the net book value of the leased assets which collateralize the capital lease obligations was $3,815,000 and $5,419,000, respectively, and consisted primarily of machinery and equipment. As of January 31, 2018, our capital lease obligations reflect a blended interest rate of approximately 5.9%. Our capital leases generally contain provisions whereby we can purchase the equipment at the end of the lease for a one dollar buyout. Depreciation of leased assets is included in depreciation expense.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Future minimum payments under capital lease obligations consisted of the following at January 31, 2018:

Remainder of fiscal 2018	$1,061,000
Fiscal 2019	1,492,000
Fiscal 2020	318,000
Fiscal 2021 and beyond	—
Total minimum lease payments	2,871,000
Less: amounts representing interest	128,000
Present value of net minimum lease payments	2,743,000
Current portion of capital lease obligations	1,858,000
Non-current portion of capital lease obligations	$885,000

(11)    Income Taxes

On December 22, 2017, H.R.1, also known as the Tax Cuts and Jobs Act ("Tax Reform") was enacted in the U.S. Tax Reform significantly lowered the amount of our current and future income tax expense primarily due to the reduction in the U.S. statutory income tax rate from 35.0% to 21.0%. This provision went into effect on January 1, 2018 and required us to remeasure our deferred tax assets and liabilities. In fiscal 2019 and beyond, Tax Reform will result in the loss of our ability to take the domestic production activities deduction, which has been repealed, and is also likely to result in lower tax deductions for certain executive compensation expenses.

For fiscal 2018, we will be subject to a 35.0% statutory income tax rate with respect to the period August 1, 2017 through December 31, 2017 and a 21.0% statutory income tax rate with respect to the period January 1, 2018 through July 31, 2018, or a blended statutory income tax rate for fiscal 2018 of approximately 27.0%. As such, our effective tax rate for accounting purposes in fiscal 2018, excluding discrete items, is now expected to approximate 27.75% as compared to our prior estimate of 34.5%. We expect to fully benefit from the lower statutory income tax rate in fiscal 2019 and thereafter.

In connection with Tax Reform, during the three months ended January 31, 2018, we recorded an estimated net discrete tax benefit of $14,018,000, primarily related to the remeasurement of deferred tax liabilities associated with non-deductible amortization related to intangible assets. This remeasurement was recorded pursuant to ASC 740 "Income Taxes" and SEC Staff Accounting Bulletin ("SAB") 118, using estimates based on reasonable and supportable assumptions and available information as of the reporting date. As such, we expect to finalize this net discrete tax benefit during the second half of fiscal 2018. In addition, it is possible that the Internal Revenue Service ("IRS") will issue clarifying or interpretive guidance related to Tax Reform, which may ultimately result in a change to our estimated income tax.

At January 31, 2018 and July 31, 2017, total unrecognized tax benefits were $9,043,000 and $8,681,000, respectively, including interest of $147,000 and $95,000, respectively. At January 31, 2018 and July 31, 2017, $2,558,000 and $2,515,000, respectively, of our unrecognized tax benefits were recorded as non-current income taxes payable in our Condensed Consolidated Balance Sheets. The remaining unrecognized tax benefits of $6,485,000 and $6,166,000 at January 31, 2018 and July 31, 2017, respectively, were presented as an offset to the associated non-current deferred tax assets in our Condensed Consolidated Balance Sheets. Of the total unrecognized tax benefits, $8,351,000 and $7,727,000, at January 31, 2018 and July 31, 2017, respectively, net of the reversal of the federal benefit recognized as a deferred tax asset relating to state reserves, excluding interest, would positively impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our condensed consolidated financial statements. Our policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense.

In November 2017, we received notification from the IRS that it will audit our federal income tax return for fiscal 2016. Our federal income tax return for fiscal 2015 is also subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2013 are subject to audit. TCS’s federal income tax returns for tax years 2014 and 2015 and the tax period from January 1, 2016 to February 23, 2016 are subject to potential IRS audit. None of TCS’s state income tax returns prior to calendar year 2013 are subject to audit. The results of the IRS tax audit for fiscal 2016, future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(12)    Stock Based Compensation

Overview

We issue stock-based awards to certain of our employees and our Board of Directors pursuant to our 2000 Stock Incentive Plan, as amended, (the "Plan") and our 2001 Employee Stock Purchase Plan (the "ESPP"), and recognize related stock-based compensation in our condensed consolidated financial statements. The Plan provides for the granting to employees and consultants of Comtech (including prospective employees and consultants): (i) incentive and non-qualified stock options, (ii) restricted stock units ("RSUs"), (iii) RSUs with performance measures (which we refer to as "performance shares"), (iv) restricted stock, (v) stock units (reserved for issuance to non-employee directors) and share units (reserved for issuance to employees) (collectively, "share units") and (vi) stock appreciation rights ("SARs"), among other types of awards. Our non-employee directors are eligible to receive non-discretionary grants of stock-based awards, subject to certain limitations.

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

As of January 31, 2018, the aggregate number of shares of common stock which may be issued, pursuant to the Plan, may not exceed 10,362,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and employee purchases under the ESPP with the issuance of new shares of our common stock.

As of January 31, 2018, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 8,086,920 shares (net of 3,840,518 expired and canceled awards), of which an aggregate of 5,310,722 have been exercised or settled.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

As of January 31, 2018, the following stock-based awards, by award type, were outstanding:

Stock options	1,805,485
Performance shares	277,881
RSUs and restricted stock	425,226
Share units	267,606
Total	2,776,198

Our ESPP provides for the issuance of up to 800,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance. Through January 31, 2018, we have cumulatively issued 722,961 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended January 31,		Six months ended January 31,
	2018	2017	2018	2017
Cost of sales	$51,000	58,000	91,000	106,000
Selling, general and administrative expenses	954,000	878,000	1,608,000	1,729,000
Research and development expenses	75,000	83,000	128,000	154,000
Stock-based compensation expense before income tax benefit	1,080,000	1,019,000	1,827,000	1,989,000
Estimated income tax benefit	(234,000)	(361,000)	(494,000)	(702,000)
Net stock-based compensation expense	$846,000	658,000	1,333,000	1,287,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At January 31, 2018, unrecognized stock-based compensation of $9,015,000, net of estimated forfeitures of $902,000, is expected to be recognized over a weighted average period of 3.0 years. Total stock-based compensation capitalized and included in ending inventory at both January 31, 2018 and July 31, 2017 was $12,000. There are no liability-classified stock-based awards outstanding as of January 31, 2018 or July 31, 2017.

Stock-based compensation expense (benefit), by award type, is summarized as follows:

	Three months ended January 31,		Six months ended January 31,
	2018	2017	2018	2017
Stock options	$268,000	386,000	536,000	632,000
Performance shares	371,000	372,000	483,000	866,000
RSUs and restricted stock	390,000	224,000	774,000	412,000
ESPP	51,000	37,000	96,000	79,000
Share units	—	—	(62,000)	—
Stock-based compensation expense before income tax benefit	1,080,000	1,019,000	1,827,000	1,989,000
Estimated income tax benefit	(234,000)	(361,000)	(494,000)	(702,000)
Net stock-based compensation expense	$846,000	658,000	1,333,000	1,287,000

ESPP stock-based compensation expense primarily relates to the 15% discount offered to participants in the ESPP.

During the six months ended January 31, 2018, we recorded a $62,000 net benefit which primarily represents the recoupment of certain share units.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability in our Condensed Consolidated Balance Sheet as of January 31, 2018 and July 31, 2017. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

Stock Options
The following table summarizes the Plan's activity during the six months ended January 31, 2018:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2017	1,855,875	$28.60
Expired/canceled	(41,040)	28.97
Outstanding at October 31, 2017	1,814,835	28.59
Expired/canceled	(9,350)	29.02
Outstanding at January 31, 2018	1,805,485	$28.59	5.06	$11,000

Exercisable at January 31, 2018	1,366,876	$28.61	4.55	$4,000

Vested and expected to vest at January 31, 2018	1,755,904	$28.58	5.01	$10,000

Stock options outstanding as of January 31, 2018 have exercise prices ranging from $20.90 to $33.94, representing the fair market value of our common stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years. There were no stock options granted or exercised during the six months ended January 31, 2018 and 2017. As there were no exercises during the six months ended January 31, 2018 and 2017, there were no net settlements of stock options or the related issuance of common stock during the respective periods.

Performance Shares, RSUs, Restricted Stock and Share Unit Awards
The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2017	830,197	$16.95
Granted	307,194	18.25
Settled	(100,321)	20.67
Forfeited	(61,520)	18.88
Outstanding at October 31, 2017	975,550	16.86
Settled	(526)	11.40
Forfeited	(4,311)	15.26
Outstanding at January 31, 2018	970,713	$16.86	$20,997,000

Vested at January 31, 2018	309,853	$17.55	$6,702,000

Vested and expected to vest at January 31, 2018	932,413	$16.88	$20,168,000

The total intrinsic value relating to fully-vested awards settled during the three months ended January 31, 2018 and 2017 was $11,000 and $208,000, respectively. The total intrinsic value relating to fully-vested awards settled during the six months ended January 31, 2018 and 2017 was $1,948,000 and $633,000, respectively.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Performance shares granted to employees prior to fiscal 2014 generally vest over a 5.3 year period, beginning on the date of grant once pre-established performance goals were attained, and are convertible into shares of our common stock at the time of vesting, on a one-for-one basis for no cash consideration. The performance shares granted to employees since fiscal 2014 principally vest over a three-year performance period, if pre-established performance goals are attained or as specified pursuant to the Plan and related agreements. As of January 31, 2018, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level.

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

Share units granted prior to July 31, 2017 were vested when issued and are convertible into shares of our common stock generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain circumstances. Share units granted on or after July 31, 2017 were granted to certain employees in lieu of fiscal 2017 non-equity incentive compensation and are convertible into shares of our common stock on the one-year anniversary of the grant date. Cumulatively through January 31, 2018, 14,777 share units granted have been settled.

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

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of settlement of the underlying shares into our common stock. During the six months ended January 31, 2018, we accrued $155,000 of dividend equivalents and paid out $128,000. Accrued dividend equivalents were recorded as a reduction to retained earnings. As of January 31, 2018 and July 31, 2017, accrued dividend equivalents were $581,000 and $554,000, respectively.

We recorded $71,000 of income tax expense in our Condensed Consolidated Statements of Operations for the six months ended January 31, 2018, which represents net income tax shortfalls from the settlement of stock-based awards and the reversal of deferred tax assets associated with expired and unexercised stock-based awards. During the six months ended January 31, 2017, net income tax shortfalls from similar items totaled $601,000 and, pursuant to prior GAAP, were recorded as a reduction to additional paid-in capital.

(13)    Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended January 31,		Six months ended January 31,
	2018	2017	2018	2017

U.S. government	31.5%	32.1%	32.0%	33.7%
Domestic	42.0%	35.8%	43.1%	36.3%
Total United States	73.5%	67.9%	75.1%	70.0%

International	26.5%	32.1%	24.9%	30.0%
Total	100.0%	100.0%	100.0%	100.0%

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales, are sales to Verizon which represented 10.5% and 11.1% of consolidated net sales for the three and six months ended January 31, 2018, respectively. Sales to Verizon were less than 10.0% of consolidated net sales for the three and six months ended January 31, 2017.

International sales for the three months ended January 31, 2018 and 2017 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $35,400,000 and $44,623,000, respectively. International sales for the six months ended January 31, 2018 and 2017 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $63,714,000 and $82,457,000, respectively.

Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for the three and six months ended January 31, 2018 and 2017.

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

Our Government Solutions segment serves large U.S. and foreign government end-users that require mission critical technologies and systems. Government solutions products include command and control technologies (such as mobile satellite transceivers used on the Blue Force Tracking-1 and Blue Force Tracking-2 programs), troposcatter technologies systems (such as digital troposcatter multiplexers, digital over-the-horizon modems, troposcatter systems and frequency converter systems) and RF power and switching technologies products (such as solid-state high-power narrow and broadband amplifiers, enhanced position location reporting system ("EPLRS") amplifier assemblies, identification friend or foe amplifiers and amplifiers used in the counteraction of improvised explosive devices).

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Operating segment information, along with a reconciliation of segment net income (loss) and consolidated net income to Adjusted EBITDA is presented in the tables below:

	Three months ended January 31, 2018
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$85,824,000	47,907,000	—	$133,731,000
Operating income (loss)	$8,922,000	(299,000)	(3,740,000)	$4,883,000

Net income (loss)	$8,958,000	(313,000)	7,116,000	$15,761,000
Benefit from income taxes	(7,000)	—	(13,342,000)	(13,349,000)
Interest (income) and other expense	(58,000)	14,000	(4,000)	(48,000)
Interest expense	29,000	—	2,490,000	2,519,000
Amortization of stock-based compensation	—	—	1,080,000	1,080,000
Amortization of intangibles	4,424,000	844,000	—	5,268,000
Depreciation	2,457,000	588,000	272,000	3,317,000
Adjusted EBITDA	$15,803,000	1,133,000	(2,388,000)	$14,548,000

Purchases of property, plant and equipment	$1,418,000	189,000	121,000	$1,728,000
Total assets at January 31, 2018	$602,872,000	178,970,000	40,809,000	$822,651,000

	Three months ended January 31, 2017
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$82,103,000	56,925,000	—	$139,028,000
Operating income	$5,864,000	2,338,000	4,647,000	$12,849,000

Net income (loss)	$5,730,000	2,362,000	(1,507,000)	$6,585,000
Provision for income taxes	135,000	—	3,351,000	3,486,000
Interest (income) and other expense	(60,000)	(23,000)	9,000	(74,000)
Interest expense	59,000	(1,000)	2,794,000	2,852,000
Amortization of stock-based compensation	—	—	1,019,000	1,019,000
Amortization of intangibles	4,413,000	1,619,000	—	6,032,000
Depreciation	2,429,000	752,000	387,000	3,568,000
Settlement of intellectual property litigation	—	—	(9,979,000)	(9,979,000)
Adjusted EBITDA	$12,706,000	4,709,000	(3,926,000)	$13,489,000

Purchases of property, plant and equipment	$1,652,000	413,000	7,000	$2,072,000
Total assets at January 31, 2017	$620,147,000	197,035,000	66,326,000	$883,508,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Six months ended January 31, 2018
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$161,938,000	93,362,000	—	$255,300,000
Operating income (loss)	$13,714,000	(940,000)	(7,669,000)	$5,105,000

Net income (loss)	$13,660,000	(955,000)	1,396,000	$14,101,000
Benefit from income taxes	(1,000)	—	(14,093,000)	(14,094,000)
Interest (income) and other expense	(10,000)	12,000	(11,000)	(9,000)
Interest expense	65,000	3,000	5,039,000	5,107,000
Amortization of stock-based compensation	—	—	1,827,000	1,827,000
Amortization of intangibles	8,849,000	1,688,000	—	10,537,000
Depreciation	4,900,000	1,204,000	559,000	6,663,000
Adjusted EBITDA	$27,463,000	1,952,000	(5,283,000)	$24,132,000

Purchases of property, plant and equipment	$2,377,000	282,000	177,000	$2,836,000
Total assets at January 31, 2018	$602,872,000	178,970,000	40,809,000	$822,651,000

	Six months ended January 31, 2017
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$158,281,000	116,533,000	—	$274,814,000
Operating income (loss)	$8,962,000	4,838,000	(1,679,000)	$12,121,000

Net income (loss)	$8,743,000	4,865,000	(9,512,000)	$4,096,000
Provision for income taxes	158,000	—	1,766,000	1,924,000
Interest (income) and other expense	(62,000)	(26,000)	12,000	(76,000)
Interest expense	123,000	(1,000)	6,055,000	6,177,000
Amortization of stock-based compensation	—	—	1,989,000	1,989,000
Amortization of intangibles	8,849,000	3,238,000	—	12,087,000
Depreciation	5,016,000	1,503,000	798,000	7,317,000
Settlement of intellectual property litigation	—	—	(9,979,000)	(9,979,000)
Adjusted EBITDA	$22,827,000	9,579,000	(8,871,000)	$23,535,000

Purchases of property, plant and equipment	$3,647,000	423,000	77,000	$4,147,000
Total assets at January 31, 2017	$620,147,000	197,035,000	66,326,000	$883,508,000

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

Interest expense for the three and six months ended January 31, 2018 and 2017 includes $2,350,000 and $4,815,000, respectively, and $2,708,000 and $5,883,000, respectively, related to our Secured Credit Facility, as amended, and includes the amortization of deferred financing costs. See Note (9) - "Secured Credit Facility" for further discussion of such debt.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Intersegment sales for the three months ended January 31, 2018 and 2017 by the Commercial Solutions segment to the Government Solutions segment were $2,328,000 and $3,059,000, respectively. Intersegment sales for the six months ended January 31, 2018 and 2017 by the Commercial Solutions segment to the Government Solutions segment were $4,949,000 and $6,485,000, respectively. There were nominal sales by the Government Solutions segment to the Commercial Solutions segment for these periods. All intersegment sales are eliminated in consolidation and are excluded from the tables above.

Unallocated assets at January 31, 2018 consist principally of cash and cash equivalents, income taxes receivable, corporate property, plant and equipment and deferred financing costs. Substantially all of our long-lived assets are located in the U.S.

(15)    Goodwill

The following table represents goodwill by reportable operating segment as of January 31, 2018 and July 31, 2017:

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

(16)    Intangible Assets

Intangible assets with finite lives are as follows:

	As of January 31, 2018
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.3	$249,831,000	48,636,000	$201,195,000
Technologies	12.3	82,370,000	51,504,000	30,866,000
Trademarks and other	16.4	28,894,000	9,621,000	19,273,000
Total		$361,095,000	109,761,000	$251,334,000

	As of July 31, 2017
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.3	$249,831,000	41,923,000	$207,908,000
Technologies	12.3	82,370,000	48,623,000	33,747,000
Trademarks and other	16.4	28,894,000	8,678,000	20,216,000
Total		$361,095,000	99,224,000	$261,871,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the three months ended January 31, 2018 and 2017 was $5,268,000 and $6,032,000, respectively. Amortization expense for the six months ended January 31, 2018 and 2017 was $10,537,000 and $12,087,000, respectively.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The estimated amortization expense consists of the following for the fiscal years ending July 31,:

2018	$21,075,000
2019	17,155,000
2020	17,155,000
2021	16,196,000
2022	14,955,000

We review net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. No such event has occurred during the six months ended January 31, 2018. We believe that the carrying values of our net intangible assets were recoverable as of January 31, 2018. Any impairment charges that we may record in the future could be material to our results of operation and financial condition.

(17)    Stockholders’ Equity

Sale of Common Stock
In June 2016, the Company sold 7,145,000 shares of its common stock in a public offering at a price to the public of $14.00 per share, resulting in proceeds to the Company of $95,029,000, net of underwriting discounts and commissions. As of January 31, 2018 and March 7, 2018, an aggregate registered amount of $74,970,000 under the Company's existing Shelf Registration Statement filed with the SEC remains available for sale of various types of securities, including debt.

Stock Repurchase Program
As of January 31, 2018 and March 7, 2018, we were authorized to repurchase up to an additional $8,664,000 of our common stock, pursuant to our current $100,000,000 stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. There were no repurchases made during the six months ended January 31, 2018 or 2017.

Dividends
Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount that was established by our Board of Directors. On September 27, 2017 and December 6, 2017, our Board of Directors declared a dividend of $0.10 per common share, which was paid on November 17, 2017 and February 16, 2018, respectively. On March 7, 2018, our Board of Directors declared a dividend of $0.10 per common share, payable on May 18, 2018 to stockholders of record at the close of business on April 18, 2018.

Future dividends remain subject to compliance with financial covenants under our Secured Credit Facility, as amended, as well as Board approval.

(18)    Legal Proceedings and Other Matters

Legacy TCS Intellectual Property Matter - Vehicle IP
In December 2009, Vehicle IP, LLC ("Vehicle IP") filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware (the "District Court"), seeking monetary damages, fees and expenses and other relief from, among others, our customer Verizon Wireless ("Verizon"), based on the VZ Navigator product, and TCS is defending Verizon against Vehicle IP. In 2013, the District Court granted the defendants’ motion for summary judgment on the basis that the products in question did not infringe plaintiff’s patent. Plaintiff appealed that decision and, in 2014, the U.S. Court of Appeals for the Federal Circuit reversed the District Court's claim construction, overturned the District Court's grant of summary judgment of noninfringement, and remanded the case for further proceedings. Fact discovery and expert discovery has closed. Substantive settlement conversations have occurred but, to date, the parties have been unable to reach a settlement. As discussed in Note (7) -"Accrued Expenses and Other Current Liabilities," we have accrued certain legal and settlement costs related to the Vehicle IP matter. The accrued settlement costs related to this matter do not reflect the final amounts we actually may pay, if any.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

On May 30, 2017, we received positive news that the District Court issued a supplemental claim construction order in our favor. As a result, the plaintiff agreed to file a joint status report to the District Court that requested that the District Court cancel the trial date (which was scheduled for July 2017). On July 28, 2017, the parties entered into a stipulation that the defendants’ accused products do not infringe Vehicle IP’s patent under the District Court’s current revised construction of the disputed patent claim term and requested that the District Court therefore enter a judgment of noninfringement. On August 18, 2017, the court entered such a judgment of noninfringment. As expected, following the judgment, Vehicle IP filed a notice of appeal on August 29, 2017. Vehicle IP's opening brief on appeal of the District Court's claim construction was submitted in October 2017. TCS’s brief in response was filed on January 19, 2018. An appellate ruling may take a year or so to be issued. If the District Court's current claim construction is ultimately upheld at the appellate level, it is possible that we may not have to go to trial or pay any monetary damages.

Ongoing legal expenses associated with defending this matter and its ultimate resolution could vary and have a material adverse effect on our consolidated results of operations, financial position or cash flows in future periods.

Other Matters
In October 2014, we disclosed to the U.S. Department of the Treasury, Office of Foreign Assets Control ("OFAC") that we learned during a self-assessment of our export transactions that a shipment of modems sent to a Canadian customer by Comtech EF Data Corp. was incorporated into a communication system, the ultimate end user of which was the Sudan Civil Aviation Authority. The sales value of this equipment was approximately $288,000. At the time of shipment, OFAC regulations prohibited U.S. persons from doing business directly or indirectly with Sudan. In late 2015, OFAC issued an administrative subpoena seeking further information about the disclosed transaction. We have responded to the subpoena, including alerting OFAC to Comtech’s repair of three modems for a customer in Lebanon who may have rerouted the modems from Lebanon to Sudan without the required U.S. licensing authorization. Subsequently, in October 2017, U.S. sanctions with respect to Sudan were revoked. Consistent with the revocation of the Sudan Sanction Regulations ("SSR"), shipments to the Sudan Civil Aviation Authority by U.S. persons are now permissible.

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

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include, among other things: the risk that Comtech will be unsuccessful in implementing a tactical shift in its Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for its niche products with higher margins; the nature and timing of receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements, including the risks associated with Comtech's recent launch of HeightsTM Dynamic Network Access Technology ("HEIGHTS" or "HDNA"); changing customer demands; changes in prevailing economic and political conditions; changes in the price of oil in global markets; changes in foreign currency exchange rates; risks associated with Comtech's and TeleCommunication Systems, Inc.'s ("TCS") legacy legal proceedings, customer claims for indemnification, and other similar matters; risks associated with our obligations under our Secured Credit Facility, as amended; risks associated with our large contracts; the impact of H.R.1, also known as the Tax Cuts and Jobs Act ("Tax Reform"), which was recently enacted in the U.S.; and other factors described in this and our other filings with the Securities and Exchange Commission ("SEC").

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

•
Government Solutions - serves large government end-users (including those of foreign countries) that require mission critical technologies and systems. We believe this segment is a leading provider of command and control applications (such as the design, installation and operation of data networks that integrate computing and communications (including both satellite and terrestrial links)), ongoing network operation and management support services (including telecom expense management, project management and fielding and maintenance solutions related to satellite ground terminals), troposcatter communications (such as digital troposcatter multiplexers, digital over-the-horizon modems, troposcatter systems, and frequency converter systems) and RF power and switching technologies (such as solid state high-power broadband amplifiers, enhanced position location reporting system (commonly known as "EPLRS") amplifier assemblies, identification friend or foe amplifiers, and amplifiers used in the counteraction of improvised explosive devices).

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

Because of the broad scope of FASB ASU No. 2014-09, it could impact the reporting of the amount and/or timing of our net sales and operating income across our two operating segments, as well as related business processes and IT systems. We have formed a project team to perform a detailed evaluation of the operational impact of this new standard, which transition approach to use and the overall adoption impact of FASB ASU No. 2014-09 on our consolidated financial statements and disclosures. We expect our evaluation to be completed shortly before our first quarter of fiscal 2019.

Goodwill and Other Intangible Assets.  As of January 31, 2018, total goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $290.6 million (of which $231.4 million relates to our Commercial Solutions segment and $59.2 million relates to our Government Solutions segment). Additionally, as of January 31, 2018, net intangibles recorded on our Condensed Consolidated Balance Sheet aggregated $251.3 million (of which $207.9 million relates to our Commercial Solutions segment and $43.4 million relates to our Government Solutions segment). Each of our two operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

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

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2018 (the start of our fiscal 2019). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangible assets with finite lives when an event occurs indicating the potential for impairment. We believe that the carrying values of our net intangible assets were recoverable as of January 31, 2018. Any impairment charges that we may record in the future could be material to our results of operation and financial condition.

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

Index

Significant judgment is required in determining income tax provisions and tax positions. We may be challenged upon review by the applicable taxing authority and positions taken by us may not be sustained. We recognize all or a portion of the benefit of income tax positions only when we have made a determination that it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position and other factors. For tax positions that are determined as more likely than not to be sustained upon examination, the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The development of valuation allowances for deferred tax assets and reserves for income tax positions requires consideration of timing and judgments about future taxable income, tax issues and potential outcomes, and are subjective critical estimates. A portion of our deferred tax assets consist of federal net operating losses and federal research and experimentation tax credit carryforwards, most of which was acquired in connection with our acquisition of TCS. No valuation allowance has been established on these deferred tax assets based on our evaluation that our ability to realize such assets has met the criteria of "more likely than not." We continuously evaluate additional facts representing positive and negative evidence in determining our ability to realize these deferred tax assets. In certain circumstances, the ultimate outcome of exposures and risks involves significant uncertainties. If actual outcomes differ materially from these estimates, they could have a material impact on our results of operations and financial condition.

On December 22, 2017, H.R.1, also known as the Tax Cuts and Jobs Act ("Tax Reform") was enacted in the U.S. Tax Reform significantly lowered the amount of our current and future income tax expense primarily due to the reduction in the U.S. statutory income tax rate from 35.0% to 21.0%. This provision went into effect on January 1, 2018 and required us to remeasure our deferred tax assets and liabilities. In fiscal 2019 and beyond, Tax Reform will result in the loss of our ability to take the domestic production activities deduction, which has been repealed, and is likely to result in lower tax deductions for certain executive compensation expenses.

In connection with Tax Reform, during the three months ended January 31, 2018, we recorded an estimated net discrete tax benefit of $14.0 million, primarily related to the remeasurement of deferred tax liabilities associated with non-deductible amortization related to intangible assets. This remeasurement was recorded pursuant to ASC 740 "Income Taxes" and SEC Staff Accounting Bulletin ("SAB") 118, using estimates based on reasonable and supportable assumptions and available information as of the reporting date. As such, we expect to finalize this net discrete tax benefit during the second half of fiscal 2018. In addition, it is possible that the Internal Revenue Service ("IRS") will issue clarifying or interpretive guidance related to Tax Reform, which may ultimately result in a change to our estimated income tax.

In November 2017, we received notification from the IRS that it will audit our federal income tax return for fiscal 2016. Our federal income tax return for fiscal 2015 is also subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2013 are subject to audit. TCS’s federal income tax returns for tax years 2014 and 2015 and the tax period from January 1, 2016 to February 23, 2016 are subject to potential IRS audit. None of TCS’s state income tax returns prior to calendar year 2013 are subject to audit. The results of the IRS tax audit for fiscal 2016, future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

Index

Business Outlook for Fiscal 2018

Our results for the second quarter exceeded our expectations and we generated consolidated:

•	Net sales of $133.7 million;

•	Operating income of $4.9 million;

•	Net income of $15.8 million;

•	Cash flows from operating activities of $2.7 million; and

•	Adjusted EBITDA (a Non-GAAP financial measure discussed below) of $14.5 million.
During the three months ended January 31, 2018, our Commercial Solutions segment was awarded a large multi-year strategic contract valued at $134.0 million to provide one of the largest wireless carriers in the U.S. with enhanced 911 ("E911") services. Under this competitively awarded contract, this U.S. wireless carrier is expected to migrate existing and planned new cell sites from a competitive solution to Comtech's more advanced, secure and reliable 911 call routing technologies. As a result, more than 150 million U.S. mobile cell phone users will benefit from more reliable 911 call routing solutions. This contract award comes on the heels of Comtech receiving $96.2 million of contracts from AT&T during our first quarter of fiscal 2018, which provide for a variety of safety and security technology and enterprise technology solutions including Next Generation 911 ("NG911") public safety Call Handling and Emergency Services IP Network ("ESInet") and E911 solutions. In our view, these contract awards validate that our enterprise technology solutions and safety and security technology solutions are more advanced, secure and reliable than any existing competitive technology.

Our Government Solutions segment is also showing positive business momentum. During the second quarter of fiscal 2018, we were awarded a three-year $123.6 million contract from the U.S. Army to provide ongoing sustainment support services for the AN/TSC-198A SNAP (Secret Internet Protocol Router (“SIPR”) and Non-classified Internet Protocol Router (“NIPR”) Access Point), Very Small Aperture Terminals (“VSATs”). SNAP terminals provide quick and mobile satellite communications capability to personnel in the field. Comtech was the incumbent and will continue to be the sole provider of these critical sustainment services. Importantly, we were also awarded an initial $11.7 million order to provide several thousand of our next generation MT-2025 mobile satellite transceivers to support the Blue Force Tracking-2 ("BFT-2") system. The BFT-2 system, which is part of the U.S. Army's Joint Battle Command-Platform ("JBC-P") program, provides global real-time situational awareness and networking capabilities for U.S. warfighters and is the successor to the Blue Force Tracking-1 ("BFT-1") system. We have continued to provide support for the BFT-1 system since its inception more than fifteen years ago. In fiscal 2010, a competitor was selected by the U.S. Army to develop the next-generation BFT-2 system. Although we were disappointed in that decision and believed that our technology was superior when compared to the competitor’s, we worked cooperatively with the U.S. Army and informed them that we would stand committed to assist in any way possible. We are pleased that our efforts over the years have resulted in the U.S. Army now selecting our MT-2025 transceiver to meet their immediate operational needs. The MT-2025, which is also known as the Blue Force Tracker-2 High Capacity ("BFT-2-HC") Satellite Transceiver, meets BFT-2 protocols, provides best-in-class reliability and is fully backward compatible with the BFT-1 system. Comtech currently provides sustaining support for the BFT-1 system and previously shipped over 100,000 BFT-1 mobile satellite transceivers. Initial shipments of MT-2025 transceivers are expected to start during our fourth quarter of fiscal 2018 and additional orders for our MT-2025 are ultimately expected.

Overall, we experienced strong order flow across many of our product lines, achieved a consolidated book-to-bill ratio (a measure defined as bookings divided by net sales) of 1.57 with both of our segments exceeding 1.00 for the most recent quarter. As of January 31, 2018, our consolidated backlog was $567.3 million, which is close to our record high. Our backlog, as more fully defined in our most recent Annual Report on Form 10-K filed with the SEC, only consists of funded and firm contract orders. Our backlog does not include the unfunded portions of multi-year contracts. As such, the total value of multi-year contracts that we have received is substantially higher. Our pipeline of opportunities remains strong and overall business activity is at the highest level it has been in several years.

Given our year-to-date performance, we enter the second half of fiscal 2018 with strong positive business momentum and, as a result, are increasing our targeted growth rates. We believe that we can achieve fiscal 2018 revenue and Adjusted EBITDA growth of approximately 5.0% as compared to fiscal 2017, and Adjusted EBITDA, as a percentage of consolidated fiscal 2018 net sales, comparable to the 12.8% we achieved in fiscal 2017. We believe these targeted metrics demonstrate the strength of our business, particularly considering that our fiscal 2017 results include the benefit of $6.7 million of BFT-1 intellectual property license fees (which the U.S. Army is no longer obligated to pay us to support the BFT-1 system). If order flow remains strong and we are able to achieve all of our fiscal 2018 business goals, it is possible that our targeted fiscal 2018 revenue and Adjusted EBITDA growth rates could be higher.

Index

In line with our original Business Outlook for Fiscal 2018, our fourth quarter of fiscal 2018 is expected to be the peak quarter - by far - for consolidated net sales, GAAP operating income and Adjusted EBITDA. We currently believe that our third quarter consolidated net sales and Adjusted EBITDA will be approximately 10.0% higher than the related amounts we achieved in the second quarter of fiscal 2018. GAAP operating income and Adjusted EBITDA, as a percentage of consolidated third quarter fiscal 2018 net sales, are expected to approximate 4.0% and 11.0%, respectively, with significant increases in each metric in the fourth quarter of fiscal 2018.

For a definition and explanation of Adjusted EBITDA, see "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended January 31, 2018 and 2017 - Adjusted EBITDA" and "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Six Months Ended January 31, 2018 and 2017 - Adjusted EBITDA."

On December 22, 2017, H.R.1, also known as the Tax Cuts and Jobs Act ("Tax Reform") was enacted. As a result, our effective tax rate in fiscal 2018, excluding discrete items, is now expected to approximate 27.75% as compared to our prior estimate of 34.5%. The reduction in our fiscal 2018 estimate is attributable to the benefit related to the reduction of the statutory income tax rate from 35.0% to 21.0%, or a blended income tax rate of approximately 27.0%. In addition to the benefit of a lower effective tax rate, fiscal 2018 will also benefit from an estimated net discrete tax benefit of $14.0 million, primarily related to the remeasurement of deferred tax liabilities associated with non-deductible amortization related to intangible assets. In fiscal 2019 and beyond, we expect to fully benefit from the lower statutory income tax rate. As such, and based on an initial analysis, we estimate that our fiscal 2019 effective tax rate, before any discrete items, will range from 24.5% to 26.0%. If the Internal Revenue Service ("IRS") issues clarifying or interpretive guidance, and/or new information becomes available, our estimated effective tax rates may change.

On March 7, 2018, our Board of Directors declared a dividend of $0.10 per common share, payable on May 18, 2018 to stockholders of record at the close of business on April 18, 2018. Future dividends remain subject to compliance with financial covenants under our Secured Credit Facility, as amended, as well as Board approval.

Our Business Outlook for Fiscal 2018 depends, in large part, on timely deliveries and the receipt of and performance on orders from our customers and could be adversely impacted if deliveries are delayed, business conditions deteriorate or our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services. Additional information related to our Business Outlook for Fiscal 2018 is included in the below section entitled "Comparison of the Results of Operations for the Three Months Ended January 31, 2018 and January 31, 2017" and "Comparison of the Results of Operations for the Six Months Ended January 31, 2018 and January 31, 2017."

Index

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2018 AND 2017

Net Sales. Consolidated net sales were $133.7 million and $139.0 million for the three months ended January 31, 2018 and 2017, respectively, representing a decrease of $5.3 million, or 3.8%. The period-over-period decrease in net sales was due primarily to lower net sales in our Government Solutions segment, partially offset by higher net sales in our Commercial Solutions segment. Net sales by operating segment are discussed below.

Commercial Solutions
Net sales in our Commercial Solutions segment were $85.8 million for the three months ended January 31, 2018, as compared to $82.1 million for the three months ended January 31, 2017, an increase of $3.7 million, or 4.5%. Our Commercial Solutions segment represented 64.2% of consolidated net sales for the three months ended January 31, 2018 as compared to 59.1% for the three months ended January 31, 2017.

Bookings during the most recent fiscal quarter were strong and reflect continued strength in almost all of our Commercial Solutions product lines. Our book-to-bill ratio (a measure defined as bookings divided by net sales) for the three months ended January 31, 2018 was 1.81. As further discussed below, we have a growing pipeline of opportunities and expect that the book-to-bill ratio in this segment will exceed 1.00 for fiscal 2018.

Net sales of our satellite earth station products (which include satellite modems and solid-state power amplifiers ("SSPAs")) during the three months ended January 31, 2018 were higher than the three months ended January 31, 2017. Market conditions overall for this product line continue to improve. In fact, both bookings and sales for this quarter increased as compared to the respective amounts we achieved in the first quarter of fiscal 2018. We continue to see increased interest from U.S. government customers for our satellite earth station products and believe sales to U.S. government customers will noticeably improve in fiscal 2018 as compared to fiscal 2017. For example, during the most recent fiscal quarter, we received a multi-year follow-on contract with a potential value of up to $19.1 million to provide Space and Naval Warfare Systems Command ("SPAWAR") with Advanced Time Division Multiple Access ("TDMA") Interface Processor ("ATIP") production terminals.

Looking forward, we expect to receive another large contract from SPAWAR, which publicly announced its intention to sole-source a five year, indefinite delivery/indefinite quantity ("IDIQ") contract to procure our SLM-5650B satellite modems and upgrade kits. There are over eight hundred older generation modems currently utilized by multiple U.S. Navy programs and our new modems and related upgrade kits will meet critical Navy requirements. We believe no other competitor responded to the Navy’s Request for Proposal ("RFP"), and we have entered into contract negotiations with the related program office. We believe the customer has a pressing need for this equipment and during the second quarter of fiscal 2018, SPAWAR awarded us a $2.3 million order to provide SLM-5650B satellite modems and upgrade kits. Although predicting the timing of large contract awards is always difficult, we expect a large contract to be awarded to us during the second half of our fiscal 2018, with some shipments starting in the fourth quarter of fiscal 2018.

Net sales of our satellite earth station products are expected to benefit in fiscal 2018 from anticipated orders for our HeightsTM Dynamic Network Access Technology ("HEIGHTS" or "HDNA"). We believe HEIGHTS is a revolutionary technology that is designed to deliver the highest Internet Protocol bits per Hertz in its class, as well as robust reliability. HEIGHTS has been and will continue to be a cornerstone of our future research and development efforts. As evidence of our commitment to this technology, we recently expanded our HEIGHTS offerings to include new and innovative remote gateways which allow the end customer the flexibility to choose between VSAT connectivity and true Single Channel Per Carrier ("SCPC") mode. Although the sales cycle for this product line is longer than our historical satellite earth station product line sales cycle, to-date, we have announced several important customer wins for this product line and our pipeline of opportunities continues to grow. In addition to the benefit of incrementally higher sales of HEIGHTS solutions, fiscal 2018 sales are expected to benefit from strong sales of our SSPAs used in airborne, in-flight connectivity applications.

Index

Net sales during the three months ended January 31, 2018 of both enterprise technology solutions (such as our location and messaging platforms) and safety and security technology solutions (such as our wireless and next generation 911 ("NG911") platforms) were higher as compared to the net sales we achieved during the three months ended January 31, 2017. During our second quarter of fiscal 2018, we were awarded a large multi-year strategic contract valued at $134.0 million to provide safety and security technology solutions to one of the largest wireless carriers in the U.S. As a result of this new contract, we will become the leading provider to this wireless carrier for E911 services for its nationwide 3G, 4G and 5G networks. Our advanced solutions provided to this carrier will support both current 911 infrastructure and NG911 networks which enable text messaging, image, data and video processing. This new contract, which was issued in the form of an amendment to an existing contract and previously received orders, resulted in a significant increase to our backlog. We believe that our enterprise technology solutions continue to gain traction, particularly in international markets. During the second quarter of fiscal 2018, we received $3.8 million of orders from a major Middle East service provider for a complete suite of our location based services that will be used to support multiple application deployments, including mobile devices and Internet of Things. In our view, these contract awards validate that our enterprise technology solutions and safety and security technology solutions are more advanced, secure and reliable than any existing competitive technology. Overall market conditions remain favorable and we expect that aggregate net sales of these solutions in fiscal 2018 will be higher than in fiscal 2017.

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

Government Solutions
Net sales in our Government Solutions segment were $47.9 million for the three months ended January 31, 2018 as compared to $56.9 million for the three months ended January 31, 2017, a decrease of $9.0 million, or 15.8%. Our Government Solutions segment represented 35.8% of consolidated net sales for the three months ended January 31, 2018, as compared to 40.9% for the three months ended January 31, 2017.

The expected period-over-period decrease in net sales primarily reflects: (i) significantly lower net sales of over-the-horizon microwave systems products; (ii) the impact of our tactical shift in strategy away from bidding on large commodity service contracts and toward pursuing contracts for our niche solutions with higher margins; and (iii) the absence of $2.5 million of BFT-1 intellectual property license fees during the most recent fiscal quarter. Such decreases were offset, in part, by an increase in sales of our solid state high-power broadband amplifiers. The period-over-period sales decline of over-the-horizon microwave systems products resulted from the prior completion of performance related to previously awarded large contracts and a lengthy sales cycle for new potential orders. Despite the period-over-period decrease in net sales, bookings for this segment were strong and our book-to-bill ratio for the three months ended January 31, 2018 was 1.15. This was the fourth consecutive quarter in which the book-to-bill ratio exceeded 1.00 and backlog for this segment is at the highest level since our acquisition of TCS in February 2016.

Business activity in our over-the-horizon microwave systems product line is starting to pick-up. During the second quarter of fiscal 2018, we received multi-million dollar contract awards from two international customers. As such, we expect that sales of our over-the-horizon microwave systems products during each of the next two fiscal quarters will significantly increase from the amount we achieved in our most recent fiscal quarter. Although we are involved in discussions and negotiations related to large international and U.S. military over-the-horizon microwave systems opportunities, our Business Outlook for Fiscal 2018 includes only a nominal amount of revenues from these large potential awards.

We believe the types of orders we are winning recently validate our tactical shift in strategy in this segment to focus on niche products with higher margins. Importantly, during the second quarter of fiscal 2018, we were awarded an initial $11.7 million order to provide several thousand of our next generation MT-2025 mobile satellite transceivers to support the BFT-2 system. The BFT-2 system, which is part of the U.S. Army's JBC-P program, provides global real-time situational awareness and networking capabilities for U.S. warfighters and is the successor to the BFT-1 system. Initial shipments of transceivers are expected to start during our fourth quarter of fiscal 2018. Additional orders for our MT-2025 are expected.

During the second quarter of fiscal 2018, we were also awarded a three-year $123.6 million contract from the U.S. Army to provide ongoing sustainment support services for the AN/TSC-198A SNAP (Secret Internet Protocol Router (“SIPR”) and Non-classified Internet Protocol Router (“NIPR”) Access Point), Very Small Aperture Terminals (“VSATs”). SNAP terminals provide quick and mobile satellite communications capability to personnel in the field and Comtech will be the sole provider of these sustainment services. This contract is expected to be fully funded over the performance period. This was an important contract as we believe it will provide a base of relatively stable business in this segment for the next three years.

Index

Although the timing of large contract awards makes it difficult to predict our book-to-bill ratio in any given period, we have a growing pipeline of opportunities and expect the book-to-bill ratio in this segment for fiscal 2018 to exceed 1.00. Given year-to-date order flow and expected new orders, we now anticipate that fiscal 2018 net sales for our Government Solutions segment will be slightly higher than the amount we achieved in fiscal 2017, as compared to our prior estimate in which we estimated net sales to be lower.

Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by our U.S. and international government customers. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the three months ended January 31, 2018 and 2017 are as follows:

	Three months ended January 31,
	2018	2017	2018	2017	2018	2017
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	14.7%	11.2%	61.7%	62.2%	31.5%	32.1%
Domestic	55.6%	51.2%	17.7%	13.6%	42.0%	35.8%
Total U.S.	70.3%	62.4%	79.4%	75.8%	73.5%	67.9%

International	29.7%	37.6%	20.6%	24.2%	26.5%	32.1%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales, are sales to Verizon Communications Inc. ("Verizon"), which represented 10.5% of consolidated net sales for the three months ended January 31, 2018. Sales to Verizon were less than 10.0% of consolidated net sales for the comparable prior year period.

International sales for the three months ended January 31, 2018 and 2017 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $35.4 million and $44.6 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10.0% of consolidated net sales for the three months ended January 31, 2018 and 2017.

Gross Profit. Gross profit was $50.8 million for the three months ended January 31, 2018 as compared to $53.2 million for the three months ended January 31, 2017, a decrease of $2.4 million. This decrease in gross profit dollars was largely driven by lower net sales in our Government Solutions segment, including the absence of $2.5 million of BFT-1 intellectual property license fees, both of which are discussed above. Gross profit, as a percentage of consolidated net sales, was 38.0% for the three months ended January 31, 2018 as compared to 38.3% for the three months ended January 31, 2017. Excluding the $2.5 million of intellectual property license fees that we earned supporting the U.S. Army’s BFT-1 system, gross profit, as a percentage of consolidated net sales, for the three months ended January 31, 2017 would have been 37.1%. The increase from 37.1% to 38.0% in fiscal 2018 was primarily driven by favorable product mix changes including a greater percentage of our consolidated net sales during the second quarter of fiscal 2018 occurring in our Commercial Solutions segment. Our Commercial Solutions segment historically achieves higher gross margins than our Government Solutions segment. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended January 31, 2018 was higher than the comparable prior year period. The increase was primarily due to higher net sales and overall favorable product mix changes during the most recent fiscal quarter. We expect gross profit in this segment, as a percentage of related fiscal 2018 net sales, to be comparable to the percentage achieved in fiscal 2017.

Index

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended January 31, 2018 was lower than the comparable prior year period. The decrease was primarily driven by lower net sales, particularly significantly lower net sales of over-the-horizon microwave systems products. In addition, our gross profit during our most recent quarter reflects an absence of $2.5 million of BFT-1 intellectual property license fees, as discussed above. Given the absence of BFT-1 intellectual property license fees in fiscal 2018, we expect gross profit in this segment, both in dollars and as a percentage of related net sales, to be lower than the respective metrics achieved in fiscal 2017. However, over-time, we believe the implementation of our strategy of shifting our Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche solutions will result in higher gross margins in this segment.

Included in consolidated cost of sales for the three months ended January 31, 2018 and 2017 are provisions for excess and obsolete inventory of $1.7 million and $0.4 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Because our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each individual segment, it is inherently difficult to forecast. Nevertheless, based on expected bookings, the anticipated timing of our performance on orders and the absence of the BFT-1 intellectual property license fees, we currently expect our consolidated gross profit, as a percentage of consolidated net sales, for fiscal 2018 to be slightly lower than the percentage we achieved in fiscal 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $27.2 million and $31.0 million for the three months ended January 31, 2018 and 2017, respectively, representing a decrease of $3.8 million. As a percentage of consolidated net sales, selling, general and administrative expenses were 20.3% and 22.3% for the three months ended January 31, 2018 and 2017, respectively. The decrease in spending, both in dollars and as a percentage of consolidated net sales, is primarily attributable to lower net sales, as discussed above, and the benefit of cost reduction actions previously initiated.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $1.0 million and $0.9 million for the three months ended January 31, 2018 and 2017, respectively.

Based on our current spending plans, we expect fiscal 2018 selling, general and administrative expenses, as a percentage of consolidated net sales, to be comparable to fiscal 2017.

Research and Development Expenses. Research and development expenses were $13.4 million and $13.3 million for the three months ended January 31, 2018 and 2017, respectively, representing an increase of $0.1 million, or 0.8%. As a percentage of consolidated net sales, research and development expenses were 10.0% and 9.6% for the three months ended January 31, 2018 and 2017, respectively. The increase, as a percentage of consolidated net sales, was due primarily to the lower net sales during the most recent fiscal quarter, as discussed above.

For the three months ended January 31, 2018 and 2017, research and development expenses of $11.4 million and $11.0 million, respectively, related to our Commercial Solutions segment and $2.0 million and $2.2 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.1 million for both the three months ended January 31, 2018 and 2017, respectively, related to the amortization of stock-based compensation expense.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended January 31, 2018 and 2017, customers reimbursed us $3.9 million and $7.8 million, respectively, which is not reflected in the reported research and development expenses, but is included in consolidated net sales with the related costs included in cost of sales.

Despite the period-to-period decrease in net sales, we continue to invest in enhancements to existing products as well as in new products across almost all of our product lines. Based on our current spending plans, we expect fiscal 2018 research and development expenses, as a percentage of consolidated net sales, to be comparable to fiscal 2017.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $5.3 million (of which $4.4 million was for the Commercial Solutions segment and $0.8 million was for the Government Solutions segment) for the three months ended January 31, 2018 and $6.0 million (of which $4.4 million was for the Commercial Solutions segment and $1.6 million was for the Government Solutions segment) for the three months ended January 31, 2017. The decrease is a result of certain intangibles that became fully amortized in fiscal 2017. As such, we anticipate amortization of intangibles in fiscal 2018, in dollars, to be lower than in fiscal 2017.

Index

Settlement of Intellectual Property Litigation. During the three months ended January 31, 2017, we recorded a favorable adjustment to operating income of $10.0 million, net of estimated legal fees, to reflect a lower loss than originally estimated for a TCS intellectual property matter which was settled during that period. There was no comparable adjustment in the three months ended January 31, 2018.

Operating Income. Operating income for the three months ended January 31, 2018 was $4.9 million as compared to $12.8 million for the three months ended January 31, 2017. Operating income (loss) by reportable segment is shown in the table below:

	Three months ended January 31,
	2018	2017	2018	2017	2018	2017	2018	2017
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$8.9	5.9	(0.3)	2.3	(3.7)	4.6	$4.9	12.8
Percentage of related net sales	10.4%	7.2%	(0.6)%	4.0%	NA	NA	3.7%	9.2%

The increase during the most recent fiscal quarter in our Commercial Solutions segment’s operating income, in dollars and as a percentage of related segment net sales, was primarily due to higher net sales, overall favorable product mix changes and the benefit of cost reduction actions previously initiated, as discussed above. We expect fiscal 2018 operating income in our Commercial Solutions segment, in dollars and as a percentage of related segment net sales, to increase as compared to fiscal 2017.

The expected operating loss in our Government Solutions segment during the three months ended January 31, 2018 was driven by lower net sales, most notably significantly lower over-the-horizon microwave systems sales and the absence of $2.5 million of BFT-1 intellectual property license fees, as discussed above. Given our expectations that sales of over-the-horizon microwave systems will increase during the third and fourth fiscal quarters, we anticipate achieving positive operating income in this segment in each of those quarters, with the fourth quarter expected to be the peak quarter. In addition, we have made, and continue to make, cost reductions in this segment. As such, operating income for this segment, in dollars and as a percentage of related segment net sales, is expected to be higher in fiscal 2018 than in fiscal 2017.

Unallocated operating expenses for the three months ended January 31, 2018 were $3.7 million as compared to operating income of $4.6 million for the three months ended January 31, 2017 (which includes a favorable adjustment of $10.0 million, as discussed above). Excluding the $10.0 million adjustment, unallocated operating expenses would have been $5.4 million for the three months ended January 31, 2017. The decrease from $5.4 million to $3.7 million primarily reflects the benefit of cost reduction actions previously initiated.

Unallocated expenses for the three months ended January 31, 2018 and 2017 include amortization of stock-based compensation of $1.1 million and $1.0 million, respectively. Amortization of stock-based compensation expense can fluctuate from period-to-period based on the type and timing of stock-based awards. Based on the type of awards currently outstanding and awards expected to be issued in future periods, amortization of stock-based compensation is expected to be higher in fiscal 2018 than in fiscal 2017.

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

On a consolidated basis, we are targeting to achieve operating income, as a percentage of net sales, of approximately 5.0% in fiscal 2018, which compares favorably with the 3.3% of consolidated net sales we achieved in fiscal 2017 (excluding the $18.8 million of favorable adjustments to operating income discussed above). Consolidated operating income, as a percentage of expected consolidated third quarter fiscal 2018 net sales, is expected to approximate 4.0% and increase significantly in the fourth quarter of fiscal 2018.

Index

Interest Expense. Interest expense was $2.5 million and $2.9 million for the three months ended January 31, 2018 and 2017, respectively. The decline in interest expense primarily reflects lower total indebtedness, which declined from $253.8 million as of January 31, 2017 to $198.3 million as of January 31, 2018. Interest expense for both periods primarily reflects interest on our Secured Credit Facility, as amended. Based on the type, terms, amount of outstanding debt (including capital leases) and current interest rates, we estimate that our effective interest rate (including amortization of deferred financing costs) will approximate 5.3% in fiscal 2018. Our actual cash borrowing rate (which excludes the amortization of deferred financing costs) currently approximates 4.0%.

Interest (Income) and Other. Interest (income) and other for both the three months ended January 31, 2018 and 2017 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding a blended annual interest rate of approximately 0.63%.

(Benefit From) Provision For Income Taxes. Our benefit from income taxes during the three months ended January 31, 2018 was $13.3 million. During the second quarter of fiscal 2018, we recorded an estimated net discrete tax benefit of $14.0 million, resulting from the passage of Tax Reform which required us to remeasure our deferred tax assets and liabilities (including liabilities associated with the non-deductible amortization related to our intangible assets). Excluding this net discrete tax benefit, our effective tax rate in fiscal 2018 is estimated to be 27.75% as compared to our prior estimate of 34.5%. The reduction in our fiscal 2018 estimate is attributable to the benefit related to the reduction of the statutory income tax rate from 35.0% to 21.0%, or a blended income tax rate of approximately 27.0%. For the three months ended January 31, 2017, we recorded a provision for income taxes of $3.5 million, which reflected an effective tax rate of 34.6%.

Net Income. During the three months ended January 31, 2018, consolidated net income was $15.8 million as compared to $6.6 million during the three months ended January 31, 2017.

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the three months ended January 31, 2018 and 2017 are shown in the table below (numbers in the table may not foot due to rounding):

	Three months ended January 31,
	2018	2017	2018	2017	2018	2017	2018	2017
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$9.0	5.7	(0.3)	2.4	7.1	(1.5)	$15.8	6.6
Provision for (benefit from) income taxes	—	0.1	—	—	(13.3)	3.4	(13.3)	3.5
Interest (income) and other expenses	(0.1)	(0.1)	—	—	—	—	—	(0.1)
Interest expense	—	0.1	—	—	2.5	2.8	2.5	2.9
Amortization of stock-based compensation	—	—	—	—	1.1	1.0	1.1	1.0
Amortization of intangibles	4.4	4.4	0.8	1.6	—	—	5.3	6.0
Depreciation	2.5	2.4	0.6	0.8	0.3	0.4	3.3	3.6
Settlement of intellectual property litigation	—	—	—	—	—	(10.0)	—	(10.0)
Adjusted EBITDA	$15.8	12.7	1.1	4.7	(2.4)	(3.9)	$14.5	13.5
Percentage of related net sales	18.4%	15.5%	2.4%	8.3%	NA	NA	10.9%	9.7%

The increase in consolidated Adjusted EBITDA during the three months ended January 31, 2018 as compared to the three months ended January 31, 2017 was primarily attributable to overall product mix changes (including a higher percentage of consolidated net sales occurring in the Commercial Solutions segment as compared to the prior year period) and lower unallocated expenses, all of which are discussed above.

The increase in our Commercial Solutions segment's Adjusted EBITDA, in dollars and as a percentage of related segment net sales, during the most recent fiscal quarter was primarily due to higher net sales, overall favorable product mix changes and the benefit of cost reduction actions previously initiated, as discussed above.

Index

The decrease in our Government Solutions segment's Adjusted EBITDA, in dollars and as a percentage of related segment net sales, during the most recent fiscal quarter was primarily driven by lower net sales, most notably significantly lower sales of over-the-horizon microwave systems products and the absence of $2.5 million of BFT-1 intellectual property license fees, as discussed above. An anticipated increase in this segment’s sales during each of the third and fourth quarters of fiscal 2018 is expected to drive an increase in Adjusted EBITDA, in both dollars and as a percentage of related segment net sales, from the level we achieved in our most recent quarter.

Looking forward, we anticipate Adjusted EBITDA for the third quarter of fiscal 2018, as a percentage of consolidated net sales, to approximate 11.0% and increase significantly in the fourth quarter. Given our year-to-date performance, we are increasing our targeted fiscal 2018 Adjusted EBITDA to grow by approximately 5.0% over the $70.7 million we achieved in fiscal 2017. In addition, despite the absence of $6.7 million of BFT-1 intellectual property license fees (which we no longer earn given the expiration of such contract in March 2017), we expect Adjusted EBITDA, as a percentage of fiscal 2018 consolidated net sales, to be comparable to the 12.8% we achieved in fiscal 2017. We believe these targeted financial metrics demonstrate the strength of our business. If order flow remains strong and we are able to achieve all of our fiscal 2018 business goals, it is possible that our targeted fiscal 2018 Adjusted EBITDA financial metrics could be higher.

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

Index

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2018 AND JANUARY 31, 2017

Net Sales. Consolidated net sales were $255.3 million and $274.8 million for the six months ended January 31, 2018 and 2017, respectively, representing a decrease of $19.5 million, or 7.1%. The period-over-period decrease in net sales was due primarily to lower net sales in our Government Solutions segment, partially offset by higher net sales in our Commercial Solutions segment. Net sales by operating segment are discussed below.

Commercial Solutions
Net sales in our Commercial Solutions segment were $161.9 million for the six months ended January 31, 2018, as compared to $158.3 million for the six months ended January 31, 2017, an increase of $3.6 million, or 2.3%. Our Commercial Solutions segment represented 63.4% of consolidated net sales for the six months ended January 31, 2018 as compared to 57.6% for the six months ended January 31, 2017.

Bookings during the six month period in fiscal 2018 were strong and reflect strength in almost all of our Commercial Solutions product lines. Our book-to-bill ratio (a measure defined as bookings divided by net sales) for the six months ended January 31, 2018 was 1.66. As further discussed below, we have a growing pipeline of opportunities and expect that the book-to-bill ratio in this segment will exceed 1.00 for fiscal 2018.

Net sales of our satellite earth station products (which include satellite modems and solid-state power amplifiers ("SSPAs")) during the six months ended January 31, 2018 were higher than the six months ended January 31, 2017. Market conditions overall for this product line continue to improve. We continue to see increased interest from U.S. government customers for our satellite earth station products and believe sales to U.S. government customers will noticeably improve in fiscal 2018 as compared to fiscal 2017. For example, during the six months ended January 31, 2018, we received a multi-year follow-on contract with a potential value of up to $19.1 million to provide Space and Naval Warfare Systems Command ("SPAWAR") with Advanced Time Division Multiple Access ("TDMA") Interface Processor ("ATIP") production terminals.

Looking forward, we expect to receive another large contract from SPAWAR, which publicly announced its intention to sole-source a five year, indefinite delivery/indefinite quantity ("IDIQ") contract to procure our SLM-5650B satellite modems and upgrade kits. There are over eight hundred older generation modems currently utilized by multiple U.S. Navy programs and our new modems and related upgrade kits will meet critical Navy requirements. We believe no other competitor responded to the Navy’s Request for Proposal ("RFP"), and we have entered into contract negotiations with the related program office. We believe the customer has a pressing need for this equipment and during the six months ended January 31, 2018, SPAWAR awarded us a $2.3 million order to provide SLM-5650B satellite modems and upgrade kits. Although predicting the timing of large contract awards is always difficult, we expect a large contract to be awarded to us during the second half of our fiscal 2018, with some shipments starting in the fourth quarter of fiscal 2018.

Net sales of our satellite earth station products are expected to benefit in fiscal 2018 from anticipated orders for our HeightsTM Dynamic Network Access Technology ("HEIGHTS" or "HDNA"). We believe HEIGHTS is a revolutionary technology that is designed to deliver the highest Internet Protocol bits per Hertz in its class, as well as robust reliability. HEIGHTS has been and will continue to be a cornerstone of our future research and development efforts. As evidence of our commitment to this technology, we recently expanded our HEIGHTS offerings to include new and innovative remote gateways which allow the end customer the flexibility to choose between VSAT connectivity and true Single Channel Per Carrier (“SCPC”) mode. Although the sales cycle for this product line is longer than our historical satellite earth station product line sales cycle, to-date, we have announced several important customer wins for this product line and our pipeline of opportunities continues to grow. In addition to the benefit of incrementally higher sales of HEIGHTS solutions, fiscal 2018 sales are expected to benefit from strong sales of our SSPAs used in airborne, in-flight connectivity applications.

Index

Net sales during the six months ended January 31, 2018 of both enterprise technology solutions (such as our location and messaging platforms) and safety and security technology solutions (such as our wireless and next generation 911 ("NG911") platforms) were higher as compared to the net sales we achieved during the six months ended January 31, 2017. During the first six months of fiscal 2018, we were awarded a large multi-year strategic contract valued at $134.0 million to provide safety and security technology solutions to one of the largest wireless carriers in the U.S. As a result of this new contract, we will become the leading provider to this wireless carrier for E911 services for its nationwide 3G, 4G and 5G networks. Our advanced solutions provided to this carrier will support both current 911 infrastructure and NG911 networks which enable text messaging, image, data and video processing. This new contract, which was issued in the form of an amendment to an existing contract and previously received orders, resulted in a significant increase to our backlog. During the six months ended January 31, 2018, we also received an aggregate of $96.2 million of contracts from AT&T, which provide for a variety of safety and security technology and enterprise technology solutions including NG911 public safety Call Handling and Emergency Services IP Network ("ESInet") and E911 solutions. In addition, during the six months ended January 31, 2018, our enterprise technology solutions continue to gain traction, particularly in international markets. During the six months ended January 31, 2018, we received $3.8 million of orders from a major Middle East service provider for a complete suite of our location based services that will be used to support multiple application deployments, including mobile devices and Internet of Things. In our view, these contract awards validate that our enterprise technology solutions and safety and security technology solutions are more advanced, secure and reliable than any existing competitive technology. Overall market conditions remain favorable and we expect that aggregate net sales of these solutions in fiscal 2018 will be higher than in fiscal 2017.

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

Government Solutions
Net sales in our Government Solutions segment were $93.4 million for the six months ended January 31, 2018 as compared to $116.5 million for the six months ended January 31, 2017, a decrease of $23.1 million, or 19.8%. Our Government Solutions segment represented 36.6% of consolidated net sales for the six months ended January 31, 2018, as compared to 42.4% for the six months ended January 31, 2017.

The expected period-over-period decrease in net sales primarily reflects: (i) significantly lower net sales of over-the-horizon microwave systems products; (ii) the impact of our tactical shift in strategy away from bidding on large commodity service contracts and toward pursuing contracts for our niche solutions with higher margins; and (iii) the absence of $5.0 million of BFT-1 intellectual property license fees during the most recent six month period. Such decreases were offset, in part, by an increase in sales of our solid state high-power broadband amplifiers. The period-over-period sales decline of over-the-horizon microwave systems products resulted from the prior completion of performance related to previously awarded large contracts and a lengthy sales cycle for new potential orders. Despite the period-over-period decrease in net sales, bookings for this segment were strong and our book-to-bill ratio for the six months ended January 31, 2018 was 1.16. Backlog for this segment is at the highest level since our acquisition of TCS in February 2016.

Business activity in our over-the-horizon microwave systems product line is starting to pick-up. During the six months ended January 31, 2018, we received multi-million dollar contract awards from two international customers. As such, we expect sales of our over-the-horizon microwave systems products during each of the next two fiscal quarters will significantly increase as compared to the level we achieved in the first half of fiscal 2018. Although we are involved in discussions and negotiations related to large international and U.S. military over-the-horizon microwave systems opportunities, our Business Outlook for Fiscal 2018 includes only a nominal amount of revenues from these large potential awards.

We believe the types of orders we are winning recently validate our tactical shift in strategy in this segment to focus on niche products with higher margins. Importantly, during the six months ended January 31, 2018, we were awarded an initial $11.7 million order to provide several thousand of our next generation MT-2025 mobile satellite transceivers to support the BFT-2 system. The BFT-2 system, which is part of the U.S. Army's JBC-P program, provides global real-time situational awareness and networking capabilities for U.S. warfighters and is the successor to the BFT-1 system. Initial shipments of transceivers are expected to start during our fourth quarter of fiscal 2018. Additional orders for our MT-2025 are expected.

Index

During the six months ended January 31, 2018, we were also awarded a three-year $123.6 million contract from the U.S. Army to provide ongoing sustainment support services for the AN/TSC-198A SNAP (Secret Internet Protocol Router (“SIPR”) and Non-classified Internet Protocol Router (“NIPR”) Access Point), Very Small Aperture Terminals (“VSATs”). SNAP terminals provide quick and mobile satellite communications capability to personnel in the field and Comtech will be the sole provider of these sustainment services. This contract is expected to be fully funded over the performance period. This was an important contract as we believe it will provide a base of relatively stable business in this segment for the next three years.

Although the timing of large contract awards makes it difficult to predict our book-to-bill ratio in any given period, we have a growing pipeline of opportunities and expect the book-to-bill ratio in this segment for fiscal 2018 to exceed 1.00. Given year-to-date order flow and expected new orders, we now anticipate that fiscal 2018 net sales for our Government Solutions segment will be slightly higher than the amount we achieved in fiscal 2017, as compared to our prior estimate in which we estimated net sales to be lower.

Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by our U.S. and international government customers. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the six months ended January 31, 2018 and 2017 are as follows:

	Six months ended January 31,
	2018	2017	2018	2017	2018	2017
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	15.2%	12.4%	61.1%	62.5%	32.0%	33.7%
Domestic	56.7%	53.7%	19.3%	12.7%	43.1%	36.3%
Total U.S.	71.9%	66.1%	80.4%	75.2%	75.1%	70.0%

International	28.1%	33.9%	19.6%	24.8%	24.9%	30.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales, are sales to Verizon Communications Inc. ("Verizon"), which represented 11.1% of consolidated net sales for the six months ended January 31, 2018. Sales to Verizon were less than 10.0% of consolidated net sales for the six months ended January 31, 2017.

International sales for the six months ended January 31, 2018 and 2017 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $63.7 million and $82.5 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10.0% of consolidated net sales for the six months ended January 31, 2018 and 2017.

Gross Profit. Gross profit was $98.5 million and $105.3 million for the six months ended January 31, 2018 and 2017, respectively. The decrease of $6.8 million in gross profit dollars was largely driven by lower net sales in our Government Solutions segment, including the absence of $5.0 million of BFT-1 intellectual property license fees, both of which are discussed above. Gross profit, as a percentage of consolidated net sales, increased from 38.3% for the six months ended January 31, 2017 to 38.6% for the six months ended January 31, 2018. The increase in gross profit percentage is largely attributable to a greater percentage of our consolidated net sales during the six months ended January 31, 2018 occurring in our Commercial Solutions segment, which historically achieves higher gross margins than our Government Solutions segment, as well as a favorable warranty settlement during the six months ended January 31, 2018 that resulted in a $0.7 million reduction to cost of sales (which is reflected in our unallocated segment). Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for the six months ended January 31, 2018 was higher than the comparable prior year period. The increase was primarily due to higher net sales and overall favorable product mix changes during the most recent six month period. We expect gross profit in this segment, as a percentage of related segment net sales, for fiscal 2018 to be comparable to the percentage achieved in fiscal 2017.

Index

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for the six months ended January 31, 2018 was lower as compared to the six months ended January 31, 2017. The decrease was primarily driven by lower net sales in this segment, particularly significantly lower net sales of over-the-horizon microwave systems products. In addition, our gross profit during the six months ended January 31, 2018 reflects an absence of $5.0 million of BFT-1 intellectual property license fees, as discussed above. Given the absence of BFT-1 intellectual property license fees in fiscal 2018, we expect gross profit, both in dollars and as a percentage of related net sales, to be lower than the respective metrics achieved in fiscal 2017. However, over-time, we believe the implementation of our strategy of shifting our Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche solutions will result in higher gross margins in this segment.

Included in consolidated cost of sales for the six months ended January 31, 2018 and 2017 are provisions for excess and obsolete inventory of $2.4 million and $1.1 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Because our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each individual segment, it is inherently difficult to forecast. Nevertheless, based on expected bookings, the anticipated timing of our performance on orders and the absence of the BFT-1 intellectual property license fees, we currently expect our consolidated gross profit, as a percentage of consolidated net sales, for fiscal 2018 to be slightly lower than the percentage we achieved in fiscal 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $55.7 million and $63.7 million for the six months ended January 31, 2018 and 2017, respectively, representing a decrease of $8.0 million. As a percentage of consolidated net sales, selling, general and administrative expenses were 21.8% and 23.2% for the six months ended January 31, 2018 and 2017, respectively. The decrease in spending, both in dollars and as a percentage of consolidated net sales, is primarily attributable to lower net sales, as discussed above, and the benefit of cost reduction actions previously initiated.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $1.6 million and $1.7 million for the six months ended January 31, 2018 and 2017, respectively. The most recent six month period includes a $0.4 million reversal of stock-based compensation expense related to certain performance shares previously expected to be earned.

Based on our current spending plans, we expect fiscal 2018 selling, general and administrative expenses, as a percentage of consolidated net sales, to be comparable to fiscal 2017.

Research and Development Expenses. Research and development expenses were $27.2 million and $27.4 million for the six months ended January 31, 2018 and 2017, respectively, representing a decrease of $0.2 million, or 0.7%. As a percentage of consolidated net sales, research and development expenses were 10.7% and 10.0% for the six months ended January 31, 2018 and 2017, respectively. The increase, as a percentage of consolidated net sales, was due primarily to the lower net sales during the most recent six month period, as discussed above.

For the six months ended January 31, 2018 and 2017, research and development expenses of $23.2 million and $22.7 million, respectively, related to our Commercial Solutions segment and $3.8 million and $4.5 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.1 million and $0.2 million for the six months ended January 31, 2018 and 2017, respectively, related to the amortization of stock-based compensation expense.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the six months ended January 31, 2018 and 2017, customers reimbursed us $8.2 million and $16.0 million, respectively, which is not reflected in the reported research and development expenses, but is included in consolidated net sales with the related costs included in cost of sales.

Despite the period-to-period decrease in consolidated net sales, we continue to invest in enhancements to existing products as well as in new products across almost all of our product lines. Based on our current spending plans, we expect fiscal 2018 research and development expenses, as a percentage of consolidated net sales, to be comparable to fiscal 2017.

Index

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $10.5 million (of which $8.8 million was for the Commercial Solutions segment and $1.7 million was for the Government Solutions segment) for the six months ended January 31, 2018 and $12.1 million (of which $8.8 million was for the Commercial Solutions segment and $3.2 million was for the Government Solutions segment) for the six months ended January 31, 2017. The decrease is a result of certain intangibles that became fully amortized in fiscal 2017. As such, we anticipate amortization of intangibles in fiscal 2018, in dollars, to be lower than in fiscal 2017.

Settlement of Intellectual Property Litigation. During the six months ended January 31, 2017, we recorded a favorable adjustment to operating income of $10.0 million, net of estimated legal fees, to reflect a lower loss than originally estimated for a TCS intellectual property matter which was settled during that period. There was no comparable adjustment in the six months ended January 31, 2018.

Operating Income. Operating income for the six months ended January 31, 2018 was $5.1 million as compared to $12.1 million for the six months ended January 31, 2017. Operating income by reportable segment is shown in the table below:

	Six months ended January 31,
	2018	2017	2018	2017	2018	2017	2018	2017
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$13.7	9.0	(0.9)	4.8	(7.7)	(1.7)	$5.1	12.1
Percentage of related net sales	8.5%	5.7%	(1.0)%	4.1%	NA	NA	2.0%	4.4%

The increase during the most recent six month period in our Commercial Solutions segment’s operating income, in dollars and as a percentage of related segment net sales, was primarily due to higher net sales, overall favorable product mix changes and the benefit of cost reduction actions previously initiated, as discussed above. We expect fiscal 2018 operating income in our Commercial Solutions segment, in dollars and as a percentage of related segment net sales, to increase as compared to fiscal 2017.

The expected operating loss in our Government Solutions segment during the six months ended January 31, 2018 was driven by lower net sales, most notably significantly lower over-the-horizon microwave systems sales and the absence of $5.0 million of BFT-1 intellectual property license fees, as discussed above. Given our expectations that sales of over-the-horizon microwave systems will increase during the third and fourth fiscal quarters, we anticipate achieving positive operating income in this segment in each of those quarters, with the fourth quarter expected to be the peak quarter. In addition, we have made, and continue to make, cost reductions in this segment. As such, operating income for this segment, in dollars and as a percentage of related segment net sales, is expected to be higher in fiscal 2018 when compared to fiscal 2017.

Unallocated operating expenses for the six months ended January 31, 2018 and 2017 were $7.7 million and $1.7 million, respectively. Excluding a $0.7 million favorable warranty settlement and a $10.0 million adjustment (both as discussed above), unallocated operating expenses for the six months ended January 31, 2018 and 2017 would have been $8.4 million and $11.7 million, respectively. The lower unallocated operating expenses during the most recent six month period primarily reflects cost reduction actions previously initiated.

Unallocated expenses for the six months ended January 31, 2018 and 2017 include amortization of stock-based compensation of $1.8 million and $2.0 million, respectively. The decrease was primarily due to the reversal of $0.4 million of stock-based compensation expense related to certain performance shares that were previously expected to be earned. Amortization of stock-based compensation expense can fluctuate from period-to-period based on the type and timing of stock-based awards. Based on the type of awards currently outstanding and awards expected to be issued in future periods, total amortization of stock-based compensation is expected to be higher in fiscal 2018 than in fiscal 2017.

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

Index

We are targeting to achieve operating income, as a percentage of consolidated net sales, of approximately 5.0% in fiscal 2018, which compares favorably with the 3.3% of consolidated net sales we achieved in fiscal 2017 (excluding the $18.8 million of favorable adjustments to operating income discussed above). Consolidated operating income, as a percentage of expected consolidated third quarter fiscal 2018 net sales, is expected to approximate 4.0% and increase significantly in the fourth quarter of fiscal 2018.

Interest Expense. Interest expense was $5.1 million and $6.2 million for the six months ended January 31, 2018 and 2017, respectively. The decline in interest expense primarily reflects lower total indebtedness, which declined from $253.8 million as of January 31, 2017 to $198.3 million as of January 31, 2018. Interest expense for both periods primarily reflects interest on our Secured Credit Facility, as amended. Based on the type, terms, amount of outstanding debt (including capital leases) and current interest rates, we estimate that our effective interest rate (including amortization of deferred financing costs) will approximate 5.3% in fiscal 2018. Our actual cash borrowing rate (which excludes the amortization of deferred financing costs) currently approximates 4.0%.

Interest (Income) and Other. Interest (income) and other for both the six months ended January 31, 2018 and 2017 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding a blended annual interest rate of approximately 0.63%.

(Benefit From) Provision For Income Taxes. Our benefit from income taxes during the six months ended January 31, 2018 was $14.1 million. During the six months ended January 31, 2018, we recorded an estimated net discrete tax benefit of $14.0 million, resulting from the passage of Tax Reform which required us to remeasure our deferred tax assets and liabilities (including liabilities associated with the non-deductible amortization related to our intangible assets). Excluding this net discrete tax benefit, our effective tax rate in fiscal 2018 is estimated to be 27.75% as compared to our prior estimate of 34.5%. The reduction in our fiscal 2018 estimate is attributable to the benefit related to the reduction of the statutory income tax rate from 35.0% to 21.0%, or a blended income tax rate of approximately 27.0%. For the six months ended January 31, 2017, we recorded a provision for income taxes of $1.9 million, which reflected an effective tax rate of 32.0%.

Net Income. During the six months ended January 31, 2018, consolidated net income was $14.1 million as compared $4.1 million during the six months ended January 31, 2017.

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the six months ended January 31, 2018 and 2017 are shown in the table below (numbers in the table may not foot due to rounding):

	Six months ended January 31,
	2018	2017	2018	2017	2018	2017	2018	2017
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$13.7	8.7	(1.0)	4.9	1.4	(9.5)	$14.1	4.1
(Benefit from) provision for income taxes	—	0.2	—	—	(14.1)	1.8	(14.1)	1.9
Interest (income) and other expenses	—	(0.1)	—	—	—	—	—	(0.1)
Interest expense	0.1	0.1	—	—	5.0	6.1	5.1	6.2
Amortization of stock-based compensation	—	—	—	—	1.8	2.0	1.8	2.0
Amortization of intangibles	8.8	8.8	1.7	3.2	—	—	10.5	12.1
Depreciation	4.9	5.0	1.2	1.5	0.6	0.8	6.7	7.3
Settlement of intellectual property litigation	—	—	—	—	—	(10.0)	—	(10.0)
Adjusted EBITDA	$27.5	22.8	2.0	9.6	(5.3)	(8.9)	$24.1	23.5
Percentage of related net sales	17.0%	14.4%	2.1%	8.2%	NA	NA	9.5%	8.6%

Index

The increase in consolidated Adjusted EBITDA during the six months ended January 31, 2018 as compared to the six months ended January 31, 2017 was primarily attributable to overall favorable product mix changes (including a higher percentage of consolidated net sales, occurring in the Commercial Solutions segment as compared to the prior year period) and lower unallocated expenses, all of which are discussed above.

The increase in our Commercial Solutions segment's Adjusted EBITDA, in dollars and as a percentage of related segment net sales, during the most recent six month period, was primarily attributable to higher net sales, overall favorable product mix changes and the benefit of cost reduction actions previously initiated, as discussed above.

The decrease in our Government Solutions segment's Adjusted EBITDA, in dollars and as a percentage of related segment net sales, during the most recent six month period was primarily driven by lower net sales, most notably significantly lower sales of over-the-horizon microwave systems products and the absence of $5.0 million of BFT-1 intellectual property license fees, as discussed above. An anticipated increase in this segment’s sales during each of the third and fourth quarters of fiscal 2018 is expected to drive an increase in Adjusted EBITDA, in both dollars and as a percentage of related net sales, from the level we achieved in our most recent quarter.

Looking forward, we anticipate Adjusted EBITDA for the third quarter of fiscal 2018, as a percentage of consolidated net sales, to approximate 11.0% and increase significantly in the fourth quarter. Given our year-to-date performance, we are increasing our targeted fiscal 2018 Adjusted EBITDA to grow by approximately 5.0% over the $70.7 million we achieved in fiscal 2017. In addition, despite the absence of $6.7 million of BFT-1 intellectual property license fees (which we no longer earn given the expiration of such contract in March 2017), we expect Adjusted EBITDA, as a percentage of fiscal 2018 consolidated net sales, to be comparable to the 12.8% we achieved in fiscal 2017. We believe these targeted financial metrics demonstrate the strength of our business. If order flow remains strong and we are able to achieve all of our fiscal 2018 business goals, it is possible that our targeted fiscal 2018 Adjusted EBITDA financial metrics could be higher.

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

Index

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased to $40.5 million at January 31, 2018 from $41.8 million at July 31, 2017, a decrease of $1.4 million and our total indebtedness was $198.3 million as of January 31, 2018 as compared to $253.8 million as of January 31, 2017. The decrease in cash and cash equivalents during the six months ended January 31, 2018 was driven by the following:

•
Net cash provided by operating activities was $9.2 million for the six months ended January 31, 2018 as compared to $25.6 million for the six months ended January 31, 2017. The period-over-period decrease in cash flow from operating activities is attributable to overall changes in net working capital requirements, principally the timing of billings and payments.

•
Net cash used in investing activities for the six months ended January 31, 2018 was $2.8 million as compared to $4.1 million for the six months ended January 31, 2017. Both of these amounts primarily represent expenditures relating to ongoing equipment upgrades and enhancements.

•
Net cash used in financing activities was $7.7 million for the six months ended January 31, 2018 as compared to $25.1 million for the six months ended January 31, 2017. During the six months ended January 31, 2018, we received $9.4 million from net borrowings under our Revolving Loan Facility and made $11.7 million of principal repayments related to our Term Loan Facility and capital lease obligations. During the six months ended January 31, 2017, we made $4.1 million of net repayments under our Revolving Loan Facility and made $6.3 million of principal repayments related to our Term Loan Facility and capital lease obligations. During the six months ended January 31, 2018 and 2017, we paid $4.8 million and $14.2 million, respectively, in cash dividends to our shareholders. We also made $1.0 million and $0.2 million, respectively, of payments to remit employees' statutory tax withholding requirements related to the net settlement of stock-based awards during the six months ended January 31, 2018 and 2017.

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

The Secured Credit Facility, as amended, is discussed below and in "Notes to Condensed Consolidated Financial Statements - Note (9) - Secured Credit Facility."

Index

As of January 31, 2018, our material short-term cash requirements primarily consist of: (i) remaining fiscal 2018 mandatory principal repayments of $8.6 million associated with the Term Loan Facility and related interest payments of approximately $2.4 million, (ii) estimated interest payments for fiscal 2018 under our Revolving Loan Facility, (iii) capital lease obligations and operating lease commitments, (iv) our ongoing working capital needs, including income tax payments, and (v) accrued quarterly dividends.

In June 2016, we sold 7.1 million shares of our common stock in a public offering at a price of $14.00 per share, resulting in proceeds to us of $95.0 million, net of underwriting discounts and commissions. As of January 31, 2018 and March 7, 2018, an aggregate registered amount of $75.0 million under our existing Shelf Registration Statement filed with the SEC remains available for sale of various types of securities, including debt.

As of January 31, 2018 and March 7, 2018, we were authorized to repurchase up to an additional $8.7 million of our common stock, pursuant to our current $100.0 million stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. There were no repurchases of our common stock during the six months ended January 31, 2018 and 2017.

On September 27, 2017 and December 6, 2017, our Board of Directors declared a dividend of $0.10 per common share, which were paid on November 17, 2017 and February 16, 2018, respectively. On March 7, 2018, our Board of Directors declared a dividend of $0.10 per common share, payable on May 18, 2018 to stockholders of record at the close of business on April 18, 2018. Future dividends remain subject to compliance with financial covenants under our Secured Credit Facility, as amended, as well as Board approval.

Our material long-term cash requirements primarily consist of: (i) mandatory interest payments and principal repayments pursuant to our Secured Credit Facility, as amended; (ii) payments relating to our capital lease obligations and operating lease commitments; and (iii) cash payments of approximately $1.3 million related to our 2009 Radyne-related restructuring plan, including accreted interest as discussed in "Notes to Condensed Consolidated Financial Statements - Note (8) - Acquisition-Related Restructuring Plan."

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

Secured Credit Facility
On February 23, 2016, in connection with our acquisition of TCS, we entered into a $400.0 million secured credit facility (the "Secured Credit Facility") with a syndicate of lenders. The Secured Credit Facility, as amended June 6, 2017 (the "June 2017 Amendment"), comprises a senior secured term loan A facility of $250.0 million (the "Term Loan Facility") and a secured revolving loan facility of up to $150.0 million, including a $25.0 million letter of credit sublimit (the "Revolving Loan Facility"), and, together, with the Term Loan Facility, matures on February 23, 2021. The proceeds of these borrowings were primarily used to finance our acquisition of TCS, including the repayment of certain existing indebtedness of TCS. The Term Loan Facility requires mandatory quarterly repayments. During the six months ended January 31, 2018 and 2017, we repaid $10.4 million and $4.4 million, respectively, principal amount of borrowings under the Term Loan Facility. Under the Revolving Loan Facility, we had outstanding balances ranging from $41.9 million to $66.8 million during six months ended January 31, 2018.

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

(ii)
Leverage Ratio is calculated on a "gross" basis using the quotient of Total Indebtedness (excluding unamortized deferred financing costs) divided by our TTM Consolidated EBITDA. The prior Leverage Ratio was calculated on a "net" basis but did not include a reduction for any cash or cash equivalents above $50.0 million;

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

In connection with the June 2017 Amendment, there were no changes to: (i) the committed borrowing capacity; (ii) the maturity date; or (iii) interest rates payable (except that the interest rate pricing grid will now be based on the new Leverage Ratio). Also, the June 2017 Amendment did not result in an extinguishment for accounting purposes (as such term is defined in ASC 470 "Debt"); instead, the June 2017 Amendment was accounted for as a debt modification. As a result, deferred financing costs (including incremental fees for the June 2017 Amendment) will continue to be amortized over the remaining maturity term of the Secured Credit Facility.

As of January 31, 2018, our Leverage Ratio was 2.78x TTM Consolidated EBITDA compared to the maximum allowable Leverage Ratio of 3.35x TTM Consolidated EBITDA. During the second half of fiscal 2018, the maximum allowable Leverage Ratio will decrease each quarter until reaching 3.00x TTM Consolidated EBITDA in the fourth quarter of fiscal 2018, with no further reductions thereafter. Our Fixed Charge Coverage Ratio as of January 31, 2018 was 2.09x compared to the minimum required Fixed Charge Coverage Ratio of 1.25x. The Fixed Charge Coverage Ratio will not change for the remaining term of the Secured Credit Facility, as amended. Given our expected future business performance, we anticipate maintaining compliance with the terms and financial covenants in our Secured Credit Facility, as amended, for the foreseeable future.

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

Index

Capitalized terms used but not defined herein have the meanings set forth for such terms in the Secured Credit Facility, dated as of February 23, 2016, and the First Amendment of the Secured Credit Facility, dated as of June 6, 2017, both of which have been documented and filed with the SEC.

OFF-BALANCE SHEET ARRANGEMENTS

As of January 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

COMMITMENTS

In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of January 31, 2018, will materially adversely affect our liquidity.

At January 31, 2018, cash payments due under long-term obligations (including estimated interest expense on our Secured Credit Facility), excluding purchase orders that we entered into in our normal course of business, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	Remainder of 2018	2019 and 2020	2021 and 2022	After 2022
Secured Credit Facility - principal payments	$195,530	8,605	34,422	152,503	—
Secured Credit Facility - interest payments	18,876	3,515	12,350	3,011	—
Operating lease commitments	43,424	6,237	18,290	10,603	8,294
Capital lease obligations	2,871	1,061	1,810	—	—
Net contractual cash obligations	$260,701	19,418	66,872	166,117	8,294

As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (9) - Secured Credit Facility," on June 6, 2017, we entered into the June 2017 Amendment to our Secured Credit Facility. In connection with this amendment, the balloon or final payment of the Term Loan Facility, which is not due until February 23, 2021, was reduced by $22.5 million through increased borrowings from the Revolving Loan Facility which is not required to be repaid in full until February 23, 2021.

As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (17) - Stockholders’ Equity," on March 7, 2018, our Board of Directors declared a dividend of $0.10 per common share, payable on May 18, 2018 to stockholders of record at the close of business on April 18, 2018. Future dividends remain subject to compliance with financial covenants under our Secured Credit Facility, as amended, as well as Board approval.

At January 31, 2018, we had $2.7 million of standby letters of credit outstanding under our Secured Credit Facility, as amended, related to our guarantees of future performance on certain customer contracts. Such amounts are not included in the above table.

During the six months ended January 31, 2018, we entered into a full and final warranty settlement with AT&T, the largest customer/distributor of a small product line that we refer to as the TCS 911 call handling software solution. AT&T had previously informed us that they did not believe we met certain contractual specifications related to performance and usability and had requested a refund of certain payments made by them. As discussed in "Notes to Condensed Consolidated Financial Statements - Note (7) - Accrued Expenses and Other Current Liabilities," in addition to this settlement, we agreed to issue thirty-six credits to AT&T of $0.2 million which AT&T can apply on a monthly basis to purchases of solutions from us, beginning October 2017 through September 2020. As of January 31, 2018, the total present value of these monthly credits is $4.4 million, of which $1.5 million is included in accrued expenses and other current liabilities and $2.8 million is reflected in other liabilities (non-current) on our Condensed Consolidated Balance Sheet. These amounts are not shown in the above commitment table.

Index

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

Our Condensed Consolidated Balance Sheet as of January 31, 2018 includes total liabilities of $9.0 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

RECENT ACCOUNTING PRONOUNCEMENTS

We are required to prepare our condensed consolidated financial statements in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") which is the source for all authoritative U.S. generally accepted accounting principles, which is commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs").

As further discussed in "Notes to Condensed Consolidated Financial Statements - Note (2) - Adoption of Accounting Standards and Updates," during the six months ended January 31, 2018, we adopted FASB ASU No. 2016-09, which amends several aspects of the accounting for and reporting of share-based payment transactions. Our adoption of this ASU, on August 1, 2017, did not have a material impact on our condensed consolidated financial statements. See "Notes to Condensed Consolidated Financial Statement - Note (12) - Stock-Based Compensation" for further information regarding our adoption of this ASU.

In addition, the following FASB ASUs have been issued and incorporated into the FASB ASC and have not yet been adopted by us as of January 31, 2018:

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

Index

Because of the broad scope of FASB ASU No. 2014-09, it could impact the reporting of the amount and/or timing of our net sales and operating income across our two operating segments, as well as related business processes and IT systems. We have formed a project team to perform a detailed evaluation of the operational impact of this new standard, which transition approach to use and the overall adoption impact of FASB ASU No. 2014-09 on our consolidated financial statements and disclosures. We expect our evaluation to be completed shortly before our first quarter of fiscal 2019.

•
FASB ASU No. 2016-01, issued in January 2016, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments, such as: amending the initial and subsequent measurement requirements for certain equity investments; eliminating the disclosure requirements related to the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet; requiring the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset or liability on the balance sheet or the accompanying notes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2017 (our fiscal year beginning on August 1, 2018), including interim periods within those fiscal years and should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except for the provisions related to equity securities without readily determinable fair values which are to be adopted prospectively. Under certain circumstances, early adoption is permitted. Adoption of this ASU is not expected to have a material impact on our consolidated financial statements and disclosures.

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

•
FASB ASU No. 2016-15, issued in August 2016, which amends the guidance on the following cash flow related issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon and similar type debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims (including those related to certain life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and cash receipts or payments with more than one class of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017 (our fiscal year beginning on August 1, 2018), and interim periods within those fiscal years and shall be applied using the retrospective transition method to each period presented. Early adoption is permitted; however, all of the amendments must be adopted in the same period. We adopted this ASU on February 1, 2018. The adoption of this ASU did not have any impact on our condensed consolidated financial statements.

•
FASB ASU No. 2016-16, issued in October 2016, which eliminates a prior exception and now requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory (for example, intellectual property and property, plant and equipment) when the transfer occurs. This ASU is effective for fiscal years beginning after December 15, 2017 (our fiscal year beginning on August 1, 2018), and interim periods within those fiscal years and shall be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on our consolidated financial statements and disclosures.

Index

•
FASB ASU No. 2017-09, issued in May 2017, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. An entity would not be required to account for changes to the terms or conditions of a share-based payment award as a modification if there were no changes to the award’s fair value, vesting conditions and classification. This ASU is effective for fiscal years beginning after December 15, 2017 (our fiscal year beginning on August 1, 2018) and early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. This ASU should be applied prospectively to an award modified on or after the adoption date of this ASU. We adopted this ASU on February 1, 2018. The adoption of this ASU did not have any impact on our condensed consolidated financial statements.

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

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of January 31, 2018, we had cash and cash equivalents of $40.5 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of January 31, 2018, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

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

Index

PART II
OTHER INFORMATION

Item 1.     Legal Proceedings

See "Notes to Condensed Consolidated Financial Statements - Note (18) - Legal Proceedings and Other Matters," of this Form 10-Q for information regarding legal proceedings and other matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended July 31, 2017 or Form 10-Q for the three months ended October 31, 2017.

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	March 7, 2018	By: /s/ Fred Kornberg
Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date:	March 7, 2018	By: /s/ Michael D. Porcelain
Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)