Form 10-Q
period 2018-04-30
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2018-06-06
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2018

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
Yes               No
APPLICABLE ONLY TO CORPORATE ISSUERS:
As of June 1, 2018, the number of outstanding shares of Common Stock, par value $.10 per share, of the registrant was 23,641,984 shares.

Index

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2018	July 31, 2017
Assets
Current assets:
Cash and cash equivalents	$44,173,000	41,844,000
Accounts receivable, net	127,267,000	124,962,000
Inventories, net	76,554,000	60,603,000
Prepaid expenses and other current assets	13,912,000	13,635,000
Total current assets	261,906,000	241,044,000
Property, plant and equipment, net	30,240,000	32,847,000
Goodwill	290,633,000	290,633,000
Intangibles with finite lives, net	246,065,000	261,871,000
Deferred financing costs, net	2,420,000	3,065,000
Other assets, net	2,808,000	2,603,000
Total assets	$834,072,000	832,063,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,125,000	29,402,000
Accrued expenses and other current liabilities	66,258,000	68,610,000
Dividends payable	2,354,000	2,343,000
Customer advances and other	33,485,000	25,771,000
Current portion of long-term debt	17,211,000	15,494,000
Current portion of capital lease and other obligations	2,540,000	2,309,000
Interest payable	532,000	282,000
Total current liabilities	152,505,000	144,211,000
Non-current portion of long-term debt, net	161,856,000	176,228,000
Non-current portion of capital lease and other obligations	993,000	1,771,000
Income taxes payable	2,592,000	2,515,000
Deferred tax liability, net	6,069,000	17,306,000
Customer advances and other, non-current	7,761,000	7,227,000
Other liabilities	4,512,000	2,655,000
Total liabilities	336,288,000	351,913,000
Commitments and contingencies (See Note 18)
Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 38,675,301 shares and 38,619,467 shares at April 30, 2018 and July 31, 2017, respectively	3,868,000	3,862,000
Additional paid-in capital	535,620,000	533,001,000
Retained earnings	400,145,000	385,136,000
	939,633,000	921,999,000
Less:
Treasury stock, at cost (15,033,317 shares at April 30, 2018 and July 31, 2017)	(441,849,000)	(441,849,000)
Total stockholders’ equity	497,784,000	480,150,000
Total liabilities and stockholders’ equity	$834,072,000	832,063,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,

	2018	2017	2018	2017
Net sales	$147,854,000	127,792,000	403,154,000	402,606,000
Cost of sales	85,418,000	75,331,000	242,201,000	244,833,000
Gross profit	62,436,000	52,461,000	160,953,000	157,773,000

Expenses:
Selling, general and administrative	30,410,000	25,923,000	86,100,000	89,596,000
Research and development	12,778,000	12,961,000	39,963,000	40,371,000
Amortization of intangibles	5,269,000	5,468,000	15,806,000	17,555,000
Settlement of intellectual property litigation	—	(2,041,000)	—	(12,020,000)
	48,457,000	42,311,000	141,869,000	135,502,000

Operating income	13,979,000	10,150,000	19,084,000	22,271,000

Other expenses (income):
Interest expense	2,500,000	2,761,000	7,607,000	8,938,000
Interest (income) and other	198,000	88,000	189,000	12,000

Income before provision for (benefit from) income taxes	11,281,000	7,301,000	11,288,000	13,321,000
Provision for (benefit from) income taxes	3,071,000	2,884,000	(11,023,000)	4,808,000

Net income	$8,210,000	4,417,000	22,311,000	8,513,000
Net income per share (See Note 4):
Basic	$0.34	0.19	0.94	0.36
Diluted	$0.34	0.19	0.93	0.36

Weighted average number of common shares outstanding – basic	23,834,000	23,449,000	23,819,000	23,420,000

Weighted average number of common and common equivalent shares outstanding – diluted	24,052,000	23,503,000	23,999,000	23,449,000

Dividends declared per issued and outstanding common share as of the applicable dividend record date	$0.10	0.10	0.30	0.50

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED APRIL 30, 2018 AND 2017
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2016	38,367,997	$3,837,000	$524,797,000	$383,616,000	15,033,317	$(441,849,000)	$470,401,000
Equity-classified stock award compensation	—	—	2,980,000	—	—	—	2,980,000
Proceeds from issuance of employee stock purchase plan shares	49,694	5,000	509,000	—	—	—	514,000
Issuance of restricted stock	144,988	14,000	(14,000)	—	—	—	—
Net settlement of stock-based awards	40,354	4,000	(248,000)	—	—	—	(244,000)
Cash dividends declared, net	—	—	—	(11,691,000)	—	—	(11,691,000)
Accrual of dividend equivalents, net of reversal	—	—	—	(228,000)	—	—	(228,000)
Net income tax shortfall from settlement of stock-based awards	—	—	(240,000)	—	—	—	(240,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(350,000)	—	—	—	(350,000)
Net income	—	—	—	8,513,000	—	—	8,513,000
Balance as of April 30, 2017	38,603,033	$3,860,000	$527,434,000	$380,210,000	15,033,317	$(441,849,000)	$469,655,000

Balance as of July 31, 2017	38,619,467	$3,862,000	$533,001,000	$385,136,000	15,033,317	$(441,849,000)	$480,150,000
Equity-classified stock award compensation	—	—	2,931,000	—	—	—	2,931,000
Proceeds from exercises of stock options	4,900	—	130,000	—	—	—	130,000
Proceeds from issuance of employee stock purchase plan shares	35,830	4,000	615,000	—	—	—	619,000
Forfeiture of restricted stock	(10,254)	(1,000)	1,000	—	—	—	—
Net settlement of stock-based awards	25,358	3,000	(1,058,000)	—	—	—	(1,055,000)
Cash dividends declared	—	—	—	(7,055,000)	—	—	(7,055,000)
Accrual of dividend equivalents, net of reversal	—	—	—	(247,000)	—	—	(247,000)
Net income	—	—	—	22,311,000	—	—	22,311,000
Balance as of April 30, 2018	38,675,301	$3,868,000	$535,620,000	$400,145,000	15,033,317	$(441,849,000)	$497,784,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended April 30,
	2018	2017
Cash flows from operating activities:
Net income	$22,311,000	8,513,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	9,833,000	10,849,000
Amortization of intangible assets with finite lives	15,806,000	17,555,000
Amortization of stock-based compensation	2,931,000	2,980,000
Amortization of deferred financing costs	1,646,000	1,450,000
Settlement of intellectual property litigation	—	(12,020,000)
Loss (gain) on disposal of property, plant and equipment	77,000	(147,000)
Provision for allowance for doubtful accounts	412,000	454,000
Provision for excess and obsolete inventory	3,659,000	1,758,000
Excess income tax benefit from stock-based awards	—	(78,000)
Deferred income tax (benefit) expense	(11,237,000)	6,606,000
Changes in assets and liabilities:
Accounts receivable	(3,786,000)	30,065,000
Inventories	(19,610,000)	2,259,000
Prepaid expenses and other current assets	722,000	(1,532,000)
Other assets	(205,000)	230,000
Accounts payable	310,000	(6,088,000)
Accrued expenses and other current liabilities	48,000	(16,588,000)
Customer advances and other	8,248,000	3,961,000
Other liabilities, non-current	(670,000)	(1,042,000)
Interest payable	250,000	(1,226,000)
Income taxes payable	(129,000)	(4,038,000)
Net cash provided by operating activities	30,616,000	43,921,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,299,000)	(6,223,000)
Net cash used in investing activities	(5,299,000)	(6,223,000)

Cash flows from financing activities:
Repayment of long-term debt under Term Loan Facility	(14,657,000)	(7,747,000)
Cash dividends paid	(7,173,000)	(16,518,000)
Repayment of principal amounts under capital lease and other obligations	(1,853,000)	(2,739,000)
Remittance of employees' statutory tax withholdings for stock awards	(1,055,000)	(244,000)
Net borrowings (repayments) under Revolving Loan Facility	1,001,000	(18,300,000)
Proceeds from issuance of employee stock purchase plan shares	619,000	514,000
Proceeds from exercises of stock options	130,000	—
Payment of issuance costs related to equity offering	—	(626,000)
Payment of deferred financing costs	—	(104,000)
Excess income tax benefit from stock-based awards	—	78,000
Net cash used in financing activities	(22,988,000)	(45,686,000)

Net increase (decrease) in cash and cash equivalents	2,329,000	(7,988,000)
Cash and cash equivalents at beginning of period	41,844,000	66,805,000
Cash and cash equivalents at end of period	$44,173,000	58,817,000
See accompanying notes to condensed consolidated financial statements. (Continued)

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)
	Nine months ended April 30,
	2018	2017
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$5,348,000	8,584,000
Income taxes, net	$345,000	2,240,000

Non-cash investing and financing activities:
Cash dividends declared but unpaid (including dividend equivalents)	$2,601,000	2,570,000
Accrued additions to property, plant and equipment	$1,491,000	824,000
Capital lease and other obligations incurred	$1,306,000	—
(Forfeiture) issuance of restricted stock	$(1,000)	14,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and its subsidiaries ("Comtech," "we," "us," or "our") as of and for the three and nine months ended April 30, 2018 and 2017 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

(2)    Adoption of Accounting Standards and Updates

We are required to prepare our condensed consolidated financial statements in accordance with the Financial Accounting Standard Board ("FASB") Accounting Standards Codification ("ASC") which is the source for all authoritative U.S. generally accepted accounting principles, which are commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs"). During the nine months ended April 30, 2018, we adopted:

•
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

•
FASB ASU No. 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), issued in August 2016, which amends the guidance on the following cash flow related issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon and similar type debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims (including those related to certain life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and cash receipts or payments with more than one class of cash flows. Our adoption of this ASU on February 1, 2018 did not have any impact on our condensed consolidated financial statements.

•
FASB ASU No. 2017-09 "Compensation - Stock Compensation (Topic 718)" ("ASU 2017-09"), issued in May 2017, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. An entity would not be required to account for changes to the terms or conditions of a share-based payment award as a modification if there were no changes to the award’s fair value, vesting conditions and classification. Our adoption of this ASU on February 1, 2018 did not have any impact on our condensed consolidated financial statements.

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

The fair value of the non-current portion of our Secured Credit Facility as of April 30, 2018 approximates its carrying amount due to its variable interest rate and pricing grid that is dependent upon our leverage ratio as of the end of each fiscal quarter. We believe the fair value of our non-current portion of capital lease and other obligations, which currently has a blended interest rate of 6.0%, would not be materially different than its carrying value as of April 30, 2018.

The fair value of the non-current portion of our favorable AT&T warranty settlement would not be materially different than its carrying value as of as of April 30, 2018, given our belief that the present value of such liability reflects market participants' assumptions for a similar junior, unsecured debt instrument. See Note (7) - "Accrued Expenses and Other Current Liabilities" for further discussion of the favorable AT&T warranty settlement.

As of April 30, 2018 and July 31, 2017, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

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

There were no purchases of our common stock during the nine months ended April 30, 2018 or 2017. See Note (17) - "Stockholders’ Equity" for more information.

Weighted average stock options, RSUs and restricted stock outstanding of 1,505,000 and 1,912,000 for the three months ended April 30, 2018 and 2017, respectively, and 1,804,000 and 2,227,000 for the nine months ended April 30, 2018 and 2017, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 260,000 and 227,000 weighted average performance shares outstanding for the three months ended April 30, 2018 and 2017, respectively, and 257,000 and 233,000 weighted average performance shares outstanding for the nine months ended April 30, 2018 and 2017, respectively, as the performance conditions have not yet been satisfied. However, the compensation expense related to these awards is included in net income (the numerator) for EPS calculations for each respective period.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended April 30,		Nine months ended April 30,
	2018	2017	2018	2017
Numerator:
Net income for basic calculation	$8,210,000	4,417,000	22,311,000	8,513,000
Numerator for diluted calculation	$8,210,000	4,417,000	22,311,000	8,513,000

Denominator:
Denominator for basic calculation	23,834,000	23,449,000	23,819,000	23,420,000
Effect of dilutive securities:
Stock-based awards	218,000	54,000	180,000	29,000
Denominator for diluted calculation	24,052,000	23,503,000	23,999,000	23,449,000

(5)    Accounts Receivable

Accounts receivable consist of the following at:

	April 30, 2018	July 31, 2017
Billed receivables from commercial and international customers	$72,889,000	71,404,000
Unbilled receivables from commercial and international customers	18,184,000	24,668,000
Billed receivables from the U.S. government and its agencies	22,020,000	18,497,000
Unbilled receivables from the U.S. government and its agencies	15,780,000	11,693,000
Total accounts receivable	128,873,000	126,262,000
Less allowance for doubtful accounts	1,606,000	1,300,000
Accounts receivable, net	$127,267,000	124,962,000

Unbilled receivables relate to contracts-in-progress for which revenue has been recognized but we have not yet billed the customer for work performed. We had $130,000 and $118,000 of retainage included in unbilled receivables at April 30, 2018 and July 31, 2017, respectively, and management estimates that substantially all of the unbilled receivables at April 30, 2018 will be billed and collected within one year. Of the unbilled receivables from commercial and international customers at April 30, 2018 and July 31, 2017, approximately $1,049,000 and $2,995,000, respectively, relates to a large over-the-horizon microwave system contract with our large U.S. prime contractor customer (all of which related to our North African country end-customer).

As of April 30, 2018, the U.S. government (and its agencies) and Verizon Communications Inc. (through various divisions and, collectively, "Verizon") represented 29.3% and 14.5%, respectively, of total accounts receivable. As of July 31, 2017, except for the U.S. government (and its agencies), which represented 23.9% of total accounts receivable, there were no other customers which accounted for greater than 10.0% of total accounts receivable.

(6)    Inventories

Inventories consist of the following at:

	April 30, 2018	July 31, 2017
Raw materials and components	$55,128,000	50,569,000
Work-in-process and finished goods	37,149,000	26,053,000
Total inventories	92,277,000	76,622,000
Less reserve for excess and obsolete inventories	15,723,000	16,019,000
Inventories, net	$76,554,000	60,603,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

As of April 30, 2018 and July 31, 2017, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $1,008,000 and $2,148,000, respectively.

As of April 30, 2018 and July 31, 2017, $1,722,000 and $1,718,000, respectively, of the inventory balance above related to contracts from third party commercial customers who outsource their manufacturing to us.

(7)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	April 30, 2018	July 31, 2017
Accrued wages and benefits	$23,720,000	19,622,000
Accrued warranty obligations	12,499,000	17,617,000
Accrued contract costs	8,705,000	8,644,000
Accrued legal costs	7,882,000	8,402,000
Accrued commissions and royalties	3,549,000	3,600,000
Other	9,903,000	10,725,000
Accrued expenses and other current liabilities	$66,258,000	68,610,000

Accrued legal costs as of April 30, 2018 and July 31, 2017 include $3,377,000 and $4,120,000, respectively, related to estimated costs associated with certain TeleCommunication Systems, Inc. ("TCS") intellectual property matters. The accrued potential settlement costs do not reflect the final amounts we may actually pay. Ongoing legal costs associated with defending legacy TCS intellectual property matters and the ultimate resolution could vary and have a material adverse effect on our future consolidated results of operations, financial position or cash flows. TCS intellectual property matters are discussed in more detail in Note (18) - "Legal Proceedings and Other Matters."

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

Changes in our current accrued warranty obligations during the nine months ended April 30, 2018 and 2017 were as follows:

	Nine months ended April 30,
	2018	2017
Balance at beginning of period	$17,617,000	15,362,000
Provision for warranty obligations	4,292,000	4,147,000
Charges incurred	(6,311,000)	(5,486,000)
Warranty settlement and reclass (see below)	(3,099,000)	—
Adjustments to TCS pre-acquisition contingent liability	—	4,200,000
Balance at end of period	$12,499,000	18,223,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Our current accrued warranty obligations at April 30, 2018 and July 31, 2017 include $4,946,000 and $9,909,000, respectively, of warranty obligations for a small product line that we refer to as the TCS 911 call handling software solution. This solution was licensed to customers prior to our acquisition of TCS. During the nine months ended April 30, 2018, we entered into a full and final warranty settlement with AT&T, the largest customer/distributor of this product line, pursuant to which we issued thirty-six credits to AT&T of $153,000 which AT&T can apply on a monthly basis to purchases of solutions from us, beginning October 2017 through September 2020. As of April 30, 2018, the total present value of these monthly credits is $3,992,000, of which $1,553,000 is included in our current accrued warranty obligations and $2,439,000 is reflected in other liabilities (non-current) on our Condensed Consolidated Balance Sheet. In connection with this favorable settlement, during the nine months ended April 30, 2018, we recorded a benefit to cost of sales of $660,000.

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

As of April 30, 2018, the amount of the acquisition-related restructuring reserve is as follows:

Cumulative Activity Through April 30, 2018
Present value of estimated facility exit costs at August 1, 2008	$2,100,000
Cash payments made	(11,802,000)
Cash payments received	8,600,000
Accreted interest recorded	1,905,000
Liability recorded as of period end as accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet	$803,000

As of July 31, 2017, the present value of the estimated facility exit costs was $1,941,000. During the nine months ended April 30, 2018, we made cash payments of $1,214,000. Interest accreted for the three and nine months ended April 30, 2018 and 2017 was $19,000 and $76,000, respectively, and $44,000 and $151,000, respectively, and is included in interest expense for each respective fiscal period.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Future cash payments associated with our restructuring plan are summarized below:

As of April 30, 2018
Future lease payments to be made	$803,000
Interest expense to be accreted in future periods	136,000
Total remaining payments	$939,000

TCS and Cost Reduction Activities

In connection with our February 23, 2016 acquisition of TCS, we continue to implement a tactical shift in strategy in our Government Solutions segment and have initiated certain cost reduction actions. We continue to evaluate and implement cost reduction initiatives to reduce unnecessary spending, reduce the size and cost of our facilities and improve productivity. To date, we have incurred an immaterial amount of severance and retention costs related to our shift in strategy.

(9)    Secured Credit Facility

On February 23, 2016, in connection with our acquisition of TCS, we entered into a $400,000,000 secured credit facility (the "Secured Credit Facility") with a syndicate of lenders. The Secured Credit Facility, as amended June 6, 2017 (the "June 2017 Amendment"), comprises a senior secured term loan A facility of $250,000,000 (the "Term Loan Facility") and a secured revolving loan facility of up to $150,000,000, including a $25,000,000 letter of credit sublimit (the "Revolving Loan Facility") and, together with the Term Loan Facility, matures on February 23, 2021. The proceeds of these borrowings were primarily used to finance our acquisition of TCS, including the repayment of certain existing indebtedness of TCS. The Term Loan Facility requires mandatory quarterly repayments. During the nine months ended April 30, 2018 and 2017, we repaid $14,657,000 and $7,747,000, respectively, principal amount of borrowings under the Term Loan Facility. Under the Revolving Loan Facility, we had outstanding balances ranging from $41,904,000 to $66,804,000 during the nine months ended April 30, 2018.

As of April 30, 2018 and July 31, 2017, amounts outstanding under our Secured Credit Facility, net, were as follows:

	April 30, 2018	July 31, 2017
Term Loan Facility	$124,423,000	139,080,000
Less unamortized deferred financing costs related to Term Loan Facility	3,760,000	4,763,000
Term Loan Facility, net	120,663,000	134,317,000
Revolving Loan Facility	58,404,000	57,405,000
Amount outstanding under Secured Credit Facility, net	179,067,000	191,722,000
Less current portion of long-term debt	17,211,000	15,494,000
Non-current portion of long-term debt	$161,856,000	176,228,000

Interest expense, including amortization of deferred financing costs, recorded during the three and nine months ended April 30, 2018 and 2017 related to the Secured Credit Facility was $2,351,000 and $7,166,000, respectively, and $2,641,000 and $8,524,000, respectively, and reflects a blended interest rate of approximately 5.49% and 4.83% for the three months ended April 30, 2018 and 2017, respectively, and 5.29% and 4.80% for the nine months ended April 30, 2018 and 2017, respectively.

At April 30, 2018, we had $3,268,000 of standby letters of credit outstanding under our Secured Credit Facility, as amended, related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

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

(ii)
Leverage Ratio is calculated on a "gross" basis using the quotient of Total Indebtedness (excluding unamortized deferred financing costs) divided by our trailing twelve month ("TTM") Consolidated EBITDA. The prior Leverage Ratio was calculated on a "net" basis but did not include a reduction for any cash or cash equivalents above $50,000,000;

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

As of April 30, 2018, our Leverage Ratio was 2.43x TTM Consolidated EBITDA compared to the maximum allowable Leverage Ratio of 3.10x TTM Consolidated EBITDA. During the fourth quarter of fiscal 2018, the maximum allowable Leverage Ratio will decrease to 3.00x TTM Consolidated EBITDA, with no further reductions thereafter. Our Fixed Charge Coverage Ratio as of April 30, 2018 was 2.36x compared to the minimum required Fixed Charge Coverage Ratio of 1.25x. The Fixed Charge Coverage Ratio will not change for the remaining term of the Secured Credit Facility, as amended. Given our expected future business performance, we anticipate maintaining compliance with the terms and financial covenants in our Secured Credit Facility, as amended, for the foreseeable future.

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

(10)    Capital Lease and Other Obligations

We lease certain equipment under capital leases. As of April 30, 2018 and July 31, 2017, the net book value of the leased assets which collateralize the capital lease and other obligations was $3,294,000 and $5,419,000, respectively, and consisted primarily of machinery and equipment. Depreciation of leased assets is included in depreciation expense.

As of April 30, 2018, our capital lease and other obligations reflect a blended interest rate of approximately 6.0%. Our capital leases generally contain provisions whereby we can purchase the equipment at the end of the lease for a one dollar buyout.

Future minimum payments under capital lease and other obligations consisted of the following at April 30, 2018:

Remainder of fiscal 2018	$997,000
Fiscal 2019	1,955,000
Fiscal 2020	780,000
Fiscal 2021 and beyond	—
Total minimum lease payments	3,732,000
Less: amounts representing interest	199,000
Present value of net minimum lease payments	3,533,000
Current portion of capital lease and other obligations	2,540,000
Non-current portion of capital lease and other obligations	$993,000

(11)    Income Taxes

On December 22, 2017, H.R.1, also known as the Tax Cuts and Jobs Act ("Tax Reform"), was enacted in the U.S. Tax Reform significantly lowered the amount of our current and future income tax expense primarily due to the reduction in the U.S. statutory income tax rate from 35.0% to 21.0%. This provision went into effect on January 1, 2018 and required us to remeasure our deferred tax assets and liabilities. In fiscal 2019 and beyond, Tax Reform will result in the loss of our ability to take the domestic production activities deduction, which has been repealed, and is also likely to result in lower tax deductions for certain executive compensation expenses.

For fiscal 2018, we will be subject to a 35.0% statutory income tax rate with respect to the period August 1, 2017 through December 31, 2017 and a 21.0% statutory income tax rate with respect to the period January 1, 2018 through July 31, 2018, or a blended statutory income tax rate for fiscal 2018 of approximately 27.0%. As such, our effective tax rate for accounting purposes in fiscal 2018, excluding discrete items, is now expected to approximate 27.0%. We expect to fully benefit from the lower statutory income tax rate in fiscal 2019 and thereafter.

During the nine months ended April 30, 2018, we recorded an estimated net discrete tax benefit of $14,071,000 which, as a result of Tax Reform, primarily related to the remeasurement of deferred tax liabilities associated with non-deductible amortization related to intangible assets. The remeasurement was recorded pursuant to ASC 740 "Income Taxes" and SEC Staff Accounting Bulletin ("SAB") 118, using estimates based on reasonable and supportable assumptions and available information as of the reporting date. As such, we expect to finalize this net discrete tax benefit during the remainder of fiscal 2018. In addition, it is possible that the Internal Revenue Service ("IRS") will issue clarifying or interpretive guidance related to Tax Reform, which may ultimately result in a change to our estimated income tax.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

At April 30, 2018 and July 31, 2017, total unrecognized tax benefits were $9,263,000 and $8,681,000, respectively, including interest of $181,000 and $95,000, respectively. At April 30, 2018 and July 31, 2017, $2,592,000 and $2,515,000, respectively, of our unrecognized tax benefits were recorded as non-current income taxes payable in our Condensed Consolidated Balance Sheets. The remaining unrecognized tax benefits of $6,671,000 and $6,166,000 at April 30, 2018 and July 31, 2017, respectively, were presented as an offset to the associated non-current deferred tax assets in our Condensed Consolidated Balance Sheets. Of the total unrecognized tax benefits, $8,517,000 and $7,727,000, at April 30, 2018 and July 31, 2017, respectively, net of the reversal of the federal benefit recognized as a deferred tax asset relating to state reserves, excluding interest, would favorably impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our condensed consolidated financial statements. Our policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense.

Since November 2017, our federal income tax return for fiscal 2016 has been under audit by the IRS. The audit is ongoing and we are unaware of any proposed adjustments by the IRS. Our federal income tax return for fiscal 2015 is also subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2013 are subject to audit. TCS’s federal income tax returns for tax years 2014 and 2015 and the tax period from January 1, 2016 to February 23, 2016 are subject to potential IRS audit. None of TCS’s state income tax returns prior to calendar year 2013 are subject to audit. The results of the IRS tax audit for fiscal 2016, future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

As of April 30, 2018, the aggregate number of shares of common stock which may be issued, pursuant to the Plan, may not exceed 10,362,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and employee purchases under the ESPP with the issuance of new shares of our common stock.

As of April 30, 2018, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 8,082,846 shares (net of 3,847,804 expired and canceled awards), of which an aggregate of 5,379,719 have been exercised or settled.

As of April 30, 2018, the following stock-based awards, by award type, were outstanding:

Stock options	1,734,775
Performance shares	278,860
RSUs and restricted stock	421,886
Share units	267,606
Total	2,703,127

Our ESPP provides for the issuance of up to 800,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance. Through April 30, 2018, we have cumulatively issued 734,569 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended April 30,		Nine months ended April 30,
	2018	2017	2018	2017
Cost of sales	$55,000	56,000	146,000	162,000
Selling, general and administrative expenses	976,000	862,000	2,584,000	2,591,000
Research and development expenses	73,000	73,000	201,000	227,000
Stock-based compensation expense before income tax benefit	1,104,000	991,000	2,931,000	2,980,000
Estimated income tax benefit	(240,000)	(349,000)	(734,000)	(1,051,000)
Net stock-based compensation expense	$864,000	642,000	2,197,000	1,929,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At April 30, 2018, unrecognized stock-based compensation of $8,088,000, net of estimated forfeitures of $801,000, is expected to be recognized over a weighted average period of 2.9 years. Total stock-based compensation capitalized and included in ending inventory at both April 30, 2018 and July 31, 2017 was $12,000. There are no liability-classified stock-based awards outstanding as of April 30, 2018 or July 31, 2017.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Stock-based compensation expense (benefit), by award type, is summarized as follows:

	Three months ended April 30,		Nine months ended April 30,
	2018	2017	2018	2017
Stock options	$309,000	368,000	845,000	1,000,000
Performance shares	363,000	361,000	846,000	1,227,000
RSUs and restricted stock	376,000	221,000	1,150,000	633,000
ESPP	56,000	41,000	152,000	120,000
Share units	—	—	(62,000)	—
Stock-based compensation expense before income tax benefit	1,104,000	991,000	2,931,000	2,980,000
Estimated income tax benefit	(240,000)	(349,000)	(734,000)	(1,051,000)
Net stock-based compensation expense	$864,000	642,000	2,197,000	1,929,000

ESPP stock-based compensation expense primarily relates to the 15% discount offered to participants in the ESPP.

During the nine months ended April 30, 2018, we recorded a $62,000 net benefit which primarily represents the recoupment of certain share units.

The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability in our Condensed Consolidated Balance Sheet as of April 30, 2018 and July 31, 2017. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

Stock Options
The following table summarizes the Plan's activity during the nine months ended April 30, 2018:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2017	1,855,875	$28.60
Expired/canceled	(41,040)	28.97
Outstanding at October 31, 2017	1,814,835	28.59
Expired/canceled	(9,350)	29.02
Outstanding at January 31, 2018	1,805,485	28.59
Expired/canceled	(2,400)	28.11
Exercised	(68,310)	27.40
Outstanding at April 30, 2018	1,734,775	$28.64	4.80	$4,095,000

Exercisable at April 30, 2018	1,303,808	$28.64	4.29	$2,973,000

Vested and expected to vest at April 30, 2018	1,693,769	$28.61	4.76	$4,014,000

Stock options outstanding as of April 30, 2018 have exercise prices ranging from $20.90 to $33.94, representing the fair market value of our common stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years. The total intrinsic value relating to stock options exercised during the three and nine months ended April 30, 2018 was $225,000. There were no stock options exercised during the nine months ended April 30, 2017. There were no stock options granted during the nine months ended April 30, 2018 and 2017.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

During the three and nine months ended April 30, 2018, at the election of certain holders of vested stock options, 63,410 stock options were net settled upon exercise. As a result, 4,937 net shares of our common stock were issued after reduction of shares retained to satisfy the exercise price and minimum statutory tax withholding requirements.

Performance Shares, RSUs, Restricted Stock and Share Unit Awards
The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2017	830,197	$16.95
Granted	307,194	18.25
Settled	(100,321)	20.67
Forfeited	(61,520)	18.88
Outstanding at October 31, 2017	975,550	16.86
Settled	(526)	11.40
Forfeited	(4,311)	15.26
Outstanding at January 31, 2018	970,713	16.86
Granted	3,212	28.37
Settled	(687)	11.04
Forfeited	(4,886)	15.36
Outstanding at April 30, 2018	968,352	$16.91	$29,622,000

Vested at April 30, 2018	309,853	$17.55	$9,478,000

Vested and expected to vest at April 30, 2018	933,270	$16.94	$28,549,000

The total intrinsic value relating to fully-vested awards settled during the three months ended April 30, 2018 was $17,000. There were no fully-vested awards converted into our common stock during the three months ended April 30, 2017. The total intrinsic value relating to fully-vested awards settled during the nine months ended April 30, 2018 and 2017 was $1,964,000 and $633,000, respectively.

Performance shares granted to employees prior to fiscal 2014 generally vest over a 5.3 year period, beginning on the date of grant once pre-established performance goals were attained, and are convertible into shares of our common stock at the time of vesting, on a one-for-one basis for no cash consideration. The performance shares granted to employees since fiscal 2014 principally vest over a three-year performance period, if pre-established performance goals are attained or as specified pursuant to the Plan and related agreements. As of April 30, 2018, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level.

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

Share units granted prior to July 31, 2017 were vested when issued and are convertible into shares of our common stock, generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain circumstances. Share units granted on or after July 31, 2017 were granted to certain employees in lieu of fiscal 2017 non-equity incentive compensation and are convertible into shares of our common stock on the one-year anniversary of the grant date. Cumulatively through April 30, 2018, 14,777 share units granted have been settled.

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

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of settlement of the underlying shares into our common stock. During the nine months ended April 30, 2018, we accrued $247,000 of dividend equivalents and paid out $129,000. Accrued dividend equivalents were recorded as a reduction to retained earnings. As of April 30, 2018 and July 31, 2017, accrued dividend equivalents were $672,000 and $554,000, respectively.

We recorded $96,000 of income tax expense in our Condensed Consolidated Statements of Operations for the nine months ended April 30, 2018, which represents net income tax shortfalls from the settlement of stock-based awards and the reversal of deferred tax assets associated with expired and unexercised stock-based awards. During the nine months ended April 30, 2017, net income tax shortfalls from similar items totaled $590,000 and, pursuant to prior GAAP, were recorded as a reduction to additional paid-in capital.

(13)    Customer and Geographic Information

Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended April 30,		Nine months ended April 30,
	2018	2017	2018	2017

U.S. government	37.4%	32.0%	34.0%	33.1%
Domestic	38.0%	41.3%	41.2%	37.9%
Total United States	75.4%	73.3%	75.2%	71.0%

International	24.6%	26.7%	24.8%	29.0%
Total	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales, are sales to Verizon which represented 9.8% and 10.6% of consolidated net sales for the three and nine months ended April 30, 2018, respectively. Sales to Verizon were less than 10.0% of consolidated net sales for the three and nine months ended April 30, 2017.

International sales for the three months ended April 30, 2018 and 2017 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $36,316,000 and $34,131,000, respectively. International sales for the nine months ended April 30, 2018 and 2017 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $100,030,000 and $116,588,000, respectively.

Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for the three and nine months ended April 30, 2018 and 2017.

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

Our CODM primarily uses a metric that we refer to as Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") to measure an operating segment’s performance and to make decisions about resources to be allocated. Our Adjusted EBITDA metric for the Commercial Solutions and Government Solutions segments do not consider any allocation of indirect expenses, including the following: income taxes, interest (income) and other expense, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, settlement of intellectual property litigation, acquisition plan expenses or strategic alternatives analysis expenses and other expenses that relate to our Unallocated segment. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Any amounts shown in the Adjusted EBITDA calculation for our Commercial Solutions and Government Solutions segments are directly attributable to those segments. Our Adjusted EBITDA is also used by our management in assessing the Company's operating results. Although closely aligned, the Company's definition of Adjusted EBITDA is different than the Consolidated EBITDA (as such term is defined in our Secured Credit Facility, as amended) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and, therefore, may not be comparable to similarly titled measures used by other companies.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Operating segment information, along with a reconciliation of segment net income (loss) and consolidated net income to Adjusted EBITDA is presented in the tables below:

	Three months ended April 30, 2018
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$89,936,000	57,918,000	—	$147,854,000
Operating income (loss)	$13,282,000	6,048,000	(5,351,000)	$13,979,000

Net income (loss)	$12,938,000	5,975,000	(10,703,000)	$8,210,000
Provision for income taxes	210,000	—	2,861,000	3,071,000
Interest (income) and other expense	110,000	73,000	15,000	198,000
Interest expense	24,000	—	2,476,000	2,500,000
Amortization of stock-based compensation	—	—	1,104,000	1,104,000
Amortization of intangibles	4,425,000	844,000	—	5,269,000
Depreciation	2,329,000	573,000	268,000	3,170,000
Adjusted EBITDA	$20,036,000	7,465,000	(3,979,000)	$23,522,000

Purchases of property, plant and equipment	$2,140,000	217,000	106,000	$2,463,000
Total assets at April 30, 2018	$615,643,000	177,495,000	40,934,000	$834,072,000

	Three months ended April 30, 2017
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$79,409,000	48,383,000	—	$127,792,000
Operating income	$8,633,000	1,313,000	204,000	$10,150,000

Net income (loss)	$8,506,000	1,314,000	(5,403,000)	$4,417,000
Provision for income taxes	27,000	—	2,857,000	2,884,000
Interest (income) and other expense	51,000	—	37,000	88,000
Interest expense	49,000	(1,000)	2,713,000	2,761,000
Amortization of stock-based compensation	—	—	991,000	991,000
Amortization of intangibles	4,425,000	1,043,000	—	5,468,000
Depreciation	2,425,000	752,000	355,000	3,532,000
Settlement of intellectual property litigation	—	—	(2,041,000)	(2,041,000)
Adjusted EBITDA	$15,483,000	3,108,000	(491,000)	$18,100,000

Purchases of property, plant and equipment	$1,893,000	179,000	4,000	$2,076,000
Total assets at April 30, 2017	$619,215,000	184,764,000	59,779,000	$863,758,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Nine months ended April 30, 2018
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$251,874,000	151,280,000	—	$403,154,000
Operating income (loss)	$26,996,000	5,108,000	(13,020,000)	$19,084,000

Net income (loss)	$26,598,000	5,020,000	(9,307,000)	$22,311,000
Provision for (benefit from) income taxes	209,000	—	(11,232,000)	(11,023,000)
Interest (income) and other expense	100,000	85,000	4,000	189,000
Interest expense	89,000	3,000	7,515,000	7,607,000
Amortization of stock-based compensation	—	—	2,931,000	2,931,000
Amortization of intangibles	13,274,000	2,532,000	—	15,806,000
Depreciation	7,229,000	1,777,000	827,000	9,833,000
Adjusted EBITDA	$47,499,000	9,417,000	(9,262,000)	$47,654,000

Purchases of property, plant and equipment	$4,517,000	499,000	283,000	$5,299,000
Total assets at April 30, 2018	$615,643,000	177,495,000	40,934,000	$834,072,000

	Nine months ended April 30, 2017
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$237,690,000	164,916,000	—	$402,606,000
Operating income (loss)	$17,595,000	6,151,000	(1,475,000)	$22,271,000

Net income (loss)	$17,249,000	6,179,000	(14,915,000)	$8,513,000
Provision for income taxes	185,000	—	4,623,000	4,808,000
Interest (income) and other expense	(11,000)	(26,000)	49,000	12,000
Interest expense	172,000	(2,000)	8,768,000	8,938,000
Amortization of stock-based compensation	—	—	2,980,000	2,980,000
Amortization of intangibles	13,274,000	4,281,000	—	17,555,000
Depreciation	7,441,000	2,255,000	1,153,000	10,849,000
Settlement of intellectual property litigation	—	—	(12,020,000)	(12,020,000)
Adjusted EBITDA	$38,310,000	12,687,000	(9,362,000)	$41,635,000

Purchases of property, plant and equipment	$5,540,000	602,000	81,000	$6,223,000
Total assets at April 30, 2017	$619,215,000	184,764,000	59,779,000	$863,758,000

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

Interest expense for the three and nine months ended April 30, 2018 and 2017 includes $2,351,000 and $7,166,000, respectively, and $2,641,000 and $8,524,000, respectively, related to our Secured Credit Facility, as amended, and includes the amortization of deferred financing costs. See Note (9) - "Secured Credit Facility" for further discussion of such debt.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Intersegment sales for the three months ended April 30, 2018 and 2017 by the Commercial Solutions segment to the Government Solutions segment were $2,664,000 and $2,812,000, respectively. Intersegment sales for the nine months ended April 30, 2018 and 2017 by the Commercial Solutions segment to the Government Solutions segment were $7,613,000 and $9,297,000, respectively. There were nominal sales by the Government Solutions segment to the Commercial Solutions segment for these periods. All intersegment sales are eliminated in consolidation and are excluded from the tables above.

Unallocated assets at April 30, 2018 consist principally of cash and cash equivalents, income taxes receivable, corporate property, plant and equipment and deferred financing costs. Substantially all of our long-lived assets are located in the U.S.

(15)    Goodwill

The following table represents goodwill by reportable operating segment as of April 30, 2018 and July 31, 2017:

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

(16)    Intangible Assets

Intangible assets with finite lives are as follows:

	As of April 30, 2018
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.3	$249,831,000	51,993,000	$197,838,000
Technologies	12.3	82,370,000	52,945,000	29,425,000
Trademarks and other	16.4	28,894,000	10,092,000	18,802,000
Total		$361,095,000	115,030,000	$246,065,000

	As of July 31, 2017
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.3	$249,831,000	41,923,000	$207,908,000
Technologies	12.3	82,370,000	48,623,000	33,747,000
Trademarks and other	16.4	28,894,000	8,678,000	20,216,000
Total		$361,095,000	99,224,000	$261,871,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the three months ended April 30, 2018 and 2017 was $5,269,000 and $5,468,000, respectively. Amortization expense for the nine months ended April 30, 2018 and 2017 was $15,806,000 and $17,555,000, respectively.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The estimated amortization expense consists of the following for the fiscal years ending July 31,:

2018	$21,075,000
2019	17,155,000
2020	17,155,000
2021	16,196,000
2022	14,955,000

We review net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. No such event has occurred during the nine months ended April 30, 2018. We believe that the carrying values of our net intangible assets were recoverable as of April 30, 2018. Any impairment charges that we may record in the future could be material to our results of operation and financial condition.

(17)    Stockholders’ Equity

Sale of Common Stock
In June 2016, the Company sold 7,145,000 shares of its common stock in a public offering at a price to the public of $14.00 per share, resulting in proceeds to the Company of $95,029,000, net of underwriting discounts and commissions. As of April 30, 2018 and June 6, 2018, an aggregate registered amount of $74,970,000 under the Company's existing Shelf Registration Statement filed with the SEC remains available for sale of various types of securities, including debt.

Stock Repurchase Program
As of April 30, 2018 and June 6, 2018, we were authorized to repurchase up to an additional $8,664,000 of our common stock, pursuant to our current $100,000,000 stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. There were no repurchases made during the nine months ended April 30, 2018 or 2017.

Dividends
Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount that was established by our Board of Directors. On September 27, 2017, December 6, 2017 and March 7, 2018, our Board of Directors declared a dividend of $0.10 per common share, which was paid on November 17, 2017, February 16, 2018 and May 18, 2018, respectively. On June 6, 2018, our Board of Directors declared a dividend of $0.10 per common share, payable on August 17, 2018 to stockholders of record at the close of business on July 16, 2018.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

On May 30, 2017, we received positive news that the District Court issued a supplemental claim construction order in our favor. As a result, the plaintiff agreed to file a joint status report to the District Court that requested that the District Court cancel the trial date (which was scheduled for July 2017). On July 28, 2017, the parties entered into a stipulation that the defendants’ accused products do not infringe Vehicle IP’s patent under the District Court’s current revised construction of the disputed patent claim term and requested that the District Court therefore enter a judgment of noninfringement. On August 18, 2017, the court entered such a judgment of noninfringment. As expected, following the judgment, Vehicle IP filed a notice of appeal on August 29, 2017. Vehicle IP's opening brief on appeal of the District Court's claim construction was submitted in October 2017. TCS’s brief in response was filed on January 19, 2018. Vehicle IP's reply brief was filed on February 23, 2018. Oral argument has not yet been scheduled and an appellate ruling may take several months to a year to be issued. If the District Court's current claim construction is ultimately upheld at the appellate level, it is possible that we may not have to go to trial or pay any monetary damages.

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

In May 2018, we were informed by the Office of Export Enforcement ("OEE") of the Department of Commerce ("DoC") that it was forwarding to the DoC's Office of Chief Counsel, the results of its audit of international shipments by Comtech Xicom Technology, Inc. for further review and possible determination of an administrative penalty. We fully cooperated with the OEE in their audit and, based on our self-assessment of the approximately 7,800 individual transactions audited, have determined that six (6) transactions may not have been fully in compliance with the Export Administration Regulations ("EAR"). These six (6) items, for which export licenses were not obtained, were either spares or repaired power amplifier subassembly components valued at less than $100,000 (in aggregate) and were shipped to Brazil, Italy, Russia, Thailand and the United Arab Emirates. The EAR provides an exception to the requirement to obtain an export license for the replacement of a defective or damaged component. During our self-assessment, we determined that we inadvertently did not obtain export licenses for the spares, or had evidence of the return or destruction of the defective or damaged components necessary to authorize our use of the export license exception for the replacements. Since discovering this issue, we have implemented additional controls and procedures and have increased awareness of these specific export requirements throughout the Company to help avoid similar occurrences in the future. Administrative penalties under the EAR can range from a warning letter to a denial of export privileges. Given the lapsed legal status of the Export Administration Act ("EAA") itself, administrative penalties under the EAR are currently determined pursuant to the International Emergency Economic Powers Act ("IEEPA"), which can reach the greater of twice the amount of the transaction that is the basis of the violation or approximately $300,000 per violation. We have not recorded an accrual related to a possible administrative penalty and continue to work cooperatively with the OEE.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

In the ordinary course of business, we include indemnification provisions in certain of our customer contracts to indemnify, hold harmless and reimburse such customers for certain losses, including but not limited to losses related to third-party claims of intellectual property infringement arising from the customer’s use of our products or services. From time to time, customers seek indemnification under these contractual arrangements and we evaluate such claims as and when they arise. We do not always agree with customers that they are entitled to indemnification and in such cases reject their indemnification claims. However, pending or future claims asserted against us by a party that we agree to indemnify could result in legal costs and damages that could have a material adverse effect on our consolidated results of operations and financial condition.

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

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include, among other things: the risk that Comtech will be unsuccessful in implementing a tactical shift in its Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for its niche products with higher margins; the nature and timing of receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements, including the risks associated with Comtech's recent launch of HeightsTM Dynamic Network Access Technology ("HEIGHTS" or "HDNA"); changing customer demands; changes in prevailing economic and political conditions; changes in the price of oil in global markets; changes in foreign currency exchange rates; risks associated with Comtech's and TeleCommunication Systems, Inc.'s ("TCS") legacy legal proceedings, customer claims for indemnification, and other similar matters; risks associated with our obligations under our Secured Credit Facility, as amended; risks associated with our large contracts; the impact of H.R.1, also known as the Tax Cuts and Jobs Act ("Tax Reform"), which was enacted in December 2017 in the U.S.; and other factors described in this and our other filings with the Securities and Exchange Commission ("SEC").

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

Because of the broad scope of FASB ASU No. 2014-09, it could impact the reporting of the amount and/or timing of our net sales and operating income across our two operating segments, as well as related business processes and IT systems. During the third quarter of fiscal 2018, our project team continued to perform a detailed evaluation of the operational impact of this new standard, which transition approach to use and the overall adoption impact of FASB ASU No. 2014-09 on our consolidated financial statements and disclosures. We expect our evaluation to be completed shortly before our first quarter of fiscal 2019.

Goodwill and Other Intangible Assets.  As of April 30, 2018, total goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $290.6 million (of which $231.4 million relates to our Commercial Solutions segment and $59.2 million relates to our Government Solutions segment). Additionally, as of April 30, 2018, net intangibles recorded on our Condensed Consolidated Balance Sheet aggregated $246.1 million (of which $203.4 million relates to our Commercial Solutions segment and $42.6 million relates to our Government Solutions segment). Each of our two operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

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

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2018 (the start of our fiscal 2019). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangible assets with finite lives when an event occurs indicating the potential for impairment. We believe that the carrying values of our net intangible assets were recoverable as of April 30, 2018. Any impairment charges that we may record in the future could be material to our results of operation and financial condition.

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

Accounting for Income Taxes.  Our deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, and applying enacted tax rates expected to be in effect for the year in which we expect the differences to reverse. Our provision for income taxes is based on domestic (including federal and state) and international statutory income tax rates in the tax jurisdictions where we operate, permanent differences between financial reporting and tax reporting and available credits and incentives. We recognize interest and penalties related to uncertain tax positions in income tax expense. The U.S. federal government is our most significant income tax jurisdiction.

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

During the nine months ended April 30, 2018, we recorded an estimated net discrete tax benefit of $14.1 million which, as a result of Tax Reform, primarily related to the remeasurement of deferred tax liabilities associated with non-deductible amortization related to intangible assets. The remeasurement was recorded pursuant to ASC 740 "Income Taxes" and SEC Staff Accounting Bulletin ("SAB") 118, using estimates based on reasonable and supportable assumptions and available information as of the reporting date. As such, we expect to finalize this net discrete tax benefit during the remainder of fiscal 2018. In addition, it is possible that the Internal Revenue Service ("IRS") will issue clarifying or interpretive guidance related to Tax Reform, which may ultimately result in a change to our estimated income tax.

Since November 2017, our federal income tax return for fiscal 2016 has been under audit by the IRS. The audit is ongoing and we are unaware of any proposed adjustments by the IRS. Our federal income tax return for fiscal 2015 is also subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2013 are subject to audit. TCS’s federal income tax returns for tax years 2014 and 2015 and the tax period from January 1, 2016 to February 23, 2016 are subject to potential IRS audit. None of TCS’s state income tax returns prior to calendar year 2013 are subject to audit. The results of the IRS tax audit for fiscal 2016, future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

Index

Business Outlook for Fiscal 2018

Our results for the third quarter exceeded our expectation and we generated consolidated:

•	Net sales of $147.9 million;

•	Operating income of $14.0 million;

•	Net income of $8.2 million;

•	Cash flows from operating activities of $21.4 million; and

•	Adjusted EBITDA (a Non-GAAP financial measure discussed below) of $23.5 million.
Our pipeline of opportunities remains strong and overall business activity is at the highest level it has been in several years. As discussed below, our third quarter results reflect the impact of strong demand and favorable product mix changes.

During the three months ended April 30, 2018, our Commercial Solutions segment received a large strategic multi-year contract award from the U.S. Navy's Space and Naval Warfare Systems Command in the amount of $59.0 million to purchase our SLM-5650B satellite modems, upgrade kits and related services. We have received initial funding of approximately $8.2 million and given the U.S. Navy's pressing operational needs, we shipped most of these orders during our third quarter, which positively impacted our operating income. We originally expected to begin shipments of this satellite earth station equipment during our fourth quarter of fiscal 2018. Although timing for U.S. government orders are generally difficult to predict, we are optimistic that we will receive and ship additional orders for this equipment during the remainder of fiscal 2018. In addition to strong demand from our U.S. Navy customer, we continue to see signs that our HeightsTM Dynamic Network Access Technology ("HEIGHTS" or "HDNA") solutions are gaining traction. During the third quarter, Orange Business Services, one of the largest telecommunications operations and IT services company in the world, selected HEIGHTS to support relief projects in two African countries. This award is a testament to our HEIGHTS products and bodes well for future orders from this and other similar customers. Our Commercial Solutions segment was awarded a $10.1 million multi-year contract to provide one of the largest wireless carriers in the U.S. with a hosted, advanced location services platform. During our third quarter, we were also awarded a two-year multi-million dollar contract to provide Next Generation ("NG") Text to 911 emergency services for the state of Maryland. Through this contract award, 911 call centers located across the state of Maryland will be outfitted to receive and respond to text messages sent to 911.

Our Government Solutions segment continued to show positive business momentum and improvement in both operating income and Adjusted EBITDA. During the third quarter, we received a number of important awards, including: (i) $16.9 million of orders to provide ongoing sustainment services for the AN/TSC-198A SNAP (Secret Internet Protocol Router ("SIPR") and Non-classified Internet Protocol Router ("NIPR") Access Point), Very Small Aperture Terminals ("VSATs"); (ii) $14.2 million of orders to supply the U.S. Army with advanced VSAT equipment; and (iii) $8.5 million in contracts to supply our Modular Transportable Transmission System ("MTTS") troposcatter terminals to two international customers. In addition, we received a $3.7 million contract modification from the Consortium Management Group (“CMG”) to support the U.S. Army Project Manager Mission Command (“PM MC”) and the Blue Force Tracking-2 (“BFT-2”) program to port additional waveforms onto the current BFT-2 transceivers. Separately, we continue to work with the U.S. Army to deploy our MT-2025 mobile satellite tranceivers, which are also known as the Blue Force Tracker-2 High Capacity ("BFT-2-HC") Satellite Transceivers. The MT-2025 transceivers meet BFT-2 protocols, provides best-in-class reliability and is fully backward compatible with the BFT-1 system. Comtech currently provides sustaining support for the BFT-1 system and previously shipped over 100,000 BFT-1 mobile satellite transceivers. We expect initial shipments of MT-2025 transceivers to start during our fourth quarter of fiscal 2018 and additional orders for our MT-2025 transceivers are ultimately expected.

Overall, we experienced strong order flow across many of our product lines and achieved a consolidated book-to-bill ratio (a measure defined as bookings divided by net sales) of 1.11 for the most recent quarter. As of April 30, 2018, our consolidated backlog was $583.7 million, close to our record high. Our backlog, as more fully defined in our most recent Annual Report on Form 10-K filed with the SEC, only consists of funded and firm contract orders. Our backlog does not include the unfunded portions of multi-year contracts. As such, the total value of multi-year contracts that we have received is substantially higher than our reported backlog.

Given our expectations for the fourth quarter, we expect fiscal 2018 to be a year of net sales and Adjusted EBITDA growth. Excluding a number of favorable adjustments throughout fiscal 2017, which aggregated $18.8 million and which are more fully discussed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017, as filed with the SEC, fiscal 2018 is also expected to be a year of operating income growth.

Index

Notwithstanding a number of timing changes with respect to product shipments between the third and fourth quarters of fiscal 2018 and updated product mix assumptions, we believe our Business Outlook for Fiscal 2018 has improved since our Business Outlook for Fiscal 2018 discussed in our Quarterly Report on Form 10-Q filed with the SEC on March 7, 2018. Our current Business Outlook for Fiscal 2018 targets:

•	an annual net sales growth rate of close to 5.0% as compared to fiscal 2017;

•
consolidated operating income, as a percentage of net sales, of approximately 5.2% which compares favorably with the 3.3% of consolidated net sales we achieved in fiscal 2017 (excluding the $18.8 million of favorable adjustments that are more fully discussed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017, as filed with the SEC);

•	an annual Adjusted EBITDA growth rate of close to 6.0%; and

•	Adjusted EBITDA, as a percentage of consolidated net sales, of close to 13.0%.

We believe these targeted metrics demonstrate the strength of our business, particularly considering that our fiscal 2017 results include the benefit of $6.7 million of BFT-1 intellectual property license fees (which the U.S. Army is no longer obligated to pay us to support the BFT-1 system).

From a timing perspective, our fourth quarter of fiscal 2018 is still expected to be the peak quarter for both consolidated net sales and Adjusted EBITDA but our third quarter of fiscal 2018 is now expected to be the peak quarter of consolidated operating income. As discussed above, our operating income for the third quarter reflects the benefit of shipments of satellite earth station equipment to the U.S. Navy that were previously expected to occur in our fourth quarter of fiscal 2018. Our fourth quarter net sales assumptions now reflect this and other changes in product mix (including lower expected sales of higher margin cyber training software solutions). As we did last year, we intend to pay certain fiscal 2018 non-equity incentive awards in the form of fully vested share units which will result in an increase in amortization of stock-based compensation in our fourth quarter of fiscal 2018 as compared to the third quarter of fiscal 2018. This amortization expense is included in the calculation of operating income but is excluded from our Adjusted EBITDA financial measure. Based on the type of awards currently outstanding and awards expected to be issued during the remainder of fiscal 2018, total amortization of stock-based compensation is expected to be higher in fiscal 2018 than in fiscal 2017. If order flow remains strong and we are able to achieve all of our fiscal 2018 business goals, it is possible that our fiscal 2018 net sales and Adjusted EBITDA growth rates could be higher than our targeted amounts. We expect our GAAP net income to be higher in fiscal 2018 as compared to fiscal 2017 primarily due to the benefits associated with H.R.1, also known as the Tax Cuts and Jobs Act ("Tax Reform") which was enacted on December 22, 2017.

Our effective tax rate in fiscal 2018, excluding discrete items, is expected to approximate 27.0% and reflects the benefit related to the reduction of the statutory income tax rate from 35.0% to 21.0%, or a blended income tax rate of approximately 27.0%. This decrease is the result of Tax Reform. During the nine months ended April 30, 2018, we recorded an estimated net discrete tax benefit of $14.1 million, primarily due to the remeasurement of deferred tax liabilities associated with non-deductible amortization related to intangible assets that was required as a result of Tax Reform. In fiscal 2019 and beyond, we expect to fully benefit from the lower statutory income tax rate. As such, and based on an initial analysis, we estimate that our fiscal 2019 effective tax rate, before any discrete items, will range from 23.5% to 25.0%. If the Internal Revenue Service ("IRS") issues clarifying or interpretive guidance, and/or new information becomes available, our estimated effective tax rates may change.

Our fourth quarter expectations and Business Outlook for Fiscal 2018 depend, in large part, on timely deliveries and the receipt of and performance on orders from our customers and could be adversely impacted if deliveries are delayed, business conditions deteriorate or our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services. Additionally, we continue to evaluate cost reduction initiatives in our business. Such actions primarily relate to reducing the size and cost of our facilities. Our Business Outlook for Fiscal 2018 does not consider the financial impact of any actions we may take.

On June 6, 2018, our Board of Directors declared a dividend of $0.10 per common share, payable on August 17, 2018 to stockholders of record at the close of business on July 16, 2018. Future dividends remain subject to compliance with financial covenants under our Secured Credit Facility, as amended, as well as Board approval.

Additional information related to our Business Outlook for Fiscal 2018 and a definition and explanation of Adjusted EBITDA is included in the below section "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended April 30, 2018 and 2017" and "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Nine Months Ended April 30, 2018 and 2017."

Index

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2018 AND 2017

Net Sales. Consolidated net sales were $147.9 million and $127.8 million for the three months ended April 30, 2018 and 2017, respectively, representing an increase of $20.1 million, or 15.7%. The period-over-period increase in net sales was due primarily to higher net sales in both our Commercial Solutions segment and Government Solutions segment. Net sales by operating segment are discussed below.

Commercial Solutions
Net sales in our Commercial Solutions segment were $89.9 million for the three months ended April 30, 2018, as compared to $79.4 million for the three months ended April 30, 2017, an increase of $10.5 million, or 13.2%. Our Commercial Solutions segment represented 60.8% of consolidated net sales for the three months ended April 30, 2018 as compared to 62.1% for the three months ended April 30, 2017.

Bookings during the three months ended April 30, 2018 were solid. Although bookings were lower than the amount we achieved during the second quarter of fiscal 2018, bookings increased as compared to the three months ended April 30, 2017. Our second quarter of fiscal 2018 reflected the benefit of a large multi-year strategic contract valued at $134.0 million to provide one of the largest wireless carriers in the U.S. with enhanced 911 ("E911") services. Our book-to-bill ratio (a measure defined as bookings divided by net sales) for the three months ended April 30, 2018 was 0.93. As further discussed below, we have a growing pipeline of opportunities and expect that the book-to-bill ratio in this segment will exceed 1.00 for fiscal 2018. We continue to see strong demand in almost all of our Commercial Solutions product lines, which are further discussed below.

Net sales of our satellite earth station products (which include satellite modems and solid-state power amplifiers ("SSPAs")) during the three months ended April 30, 2018 were higher than the three months ended April 30, 2017. Both bookings and sales for this quarter increased as compared to the respective amounts we achieved in the first and second quarters of fiscal 2018. Given our fiscal 2018 year-to-date performance and our order expectations for our fourth quarter, we believe that fiscal 2018 will be a year of net sales growth for this product line. We continue to see increased interest from U.S. government customers for our satellite earth station products as evidenced by the $59.0 million contract award we received this quarter from the U.S. Navy's Space and Naval Warfare Systems Command for our SLM-5650B satellite modems, upgrade kits and related services. This indefinite delivery / indefinite quantity ("IDIQ") sole-source contract has five one-year ordering periods. We have received initial funding of $8.2 million and given the U.S. Navy's pressing operational needs, we shipped most of these initial orders during the third quarter, which positively impacted our operating income. We originally expected to begin shipments of this satellite earth station equipment during the fourth quarter of fiscal 2018. Although timing of the U.S. government orders are generally difficult to predict, we are optimistic that we will receive and ship additional orders for this equipment during the remainder of fiscal 2018.

Net sales of our satellite earth station products in fiscal 2018 also reflect the benefit of orders received for our HeightsTM Dynamic Network Access Technology ("HEIGHTS" or "HDNA") solutions. We continue to see signs that our HEIGHTS solutions are gaining traction. We believe HEIGHTS is a revolutionary technology that is designed to deliver the highest Internet Protocol bits per Hertz in its class, as well as robust reliability. HEIGHTS has been and will continue to be a cornerstone of our future research and development efforts. Although the sales cycle for this product line is longer than our historical satellite earth station product line sales cycle, to-date, we have announced several important customer wins for this product line and our pipeline of opportunities continues to grow. For example, during the third quarter of fiscal 2018, we announced that Orange Business Services, one of the largest telecommunications operations and IT services companies in the world, selected HEIGHTS to help them support relief projects in two African countries. We believe this order bodes well for the future given the purchasing influence that Orange Business Services has in other countries.

Net sales during the three months ended April 30, 2018 of both enterprise technology solutions (such as our location and messaging platforms) and safety and security technology solutions (such as our wireless and next generation 911 ("NG911") platforms) were higher as compared to the net sales we achieved during the three months ended April 30, 2017. During our third quarter of fiscal 2018, we were awarded a $10.1 million multi-year contract to provide one of the largest wireless carriers in the U.S. with a hosted, advanced location services platform which leverages our Position Determining Engine ("PDE"). Under this competitively awarded contract, the U.S. wireless carrier is expected to migrate existing location services from a competitive solution to our more advanced, secure and reliable technologies. Also, we were awarded a two-year multi-million dollar contract to provide Next Generation ("NG") Text to 911 emergency services for the state of Maryland. Through this contract award, 911 call centers located across the state of Maryland will be outfitted to receive and respond to text messages sent to 911. In our view, these contract awards validate that our enterprise technology solutions and safety and security technology solutions are more advanced, secure and reliable than any existing competitive technology. Market conditions remain favorable and we expect that aggregate net sales of these solutions in fiscal 2018 will be higher than in fiscal 2017.

Index

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

Government Solutions
Net sales in our Government Solutions segment were $57.9 million for the three months ended April 30, 2018 as compared to $48.4 million for the three months ended April 30, 2017, an increase of $9.5 million, or 19.6%. Our Government Solutions segment represented 39.2% of consolidated net sales for the three months ended April 30, 2018, as compared to 37.9% for the three months ended April 30, 2017.

Bookings for this segment were strong and reflect continued strength in almost all of our Government Solutions product lines. During the third quarter of fiscal 2018, we received $16.9 million of orders to provide ongoing sustainment services for the AN/TSC-198A SNAP (Secret Internet Protocol Router ("SIPR") and Non-classified Internet Protocol Router ("NIPR") Access Point), Very Small Aperture Terminals ("VSATs"). The $16.9 million of orders were issued pursuant to a three-year $123.6 million IDIQ contract that we received earlier in fiscal 2018 from the U.S. Army. SNAP terminals provide quick and mobile satellite communications capability to personnel in the field and Comtech is the sole provider to the U.S. Army of these sustainment services. We also were awarded $14.2 million of orders to supply the U.S. Army with advanced VSAT equipment. We received $8.5 million in contracts to supply our Modular Transportable Transmission System ("MTTS") troposcatter terminals to two international customers. In addition we received a $3.7 million contract modification from the Consortium Management Group (“CMG”) to support the U.S. Army Project Manager Mission Command (“PM MC”) and the Blue Force Tracking-2 (“BFT-2”) program to port additional waveforms onto the current BFT-2 transceivers. Our book-to-bill ratio for the three months ended April 30, 2018 was 1.40. This was the fifth consecutive quarter in which the book-to-bill ratio exceeded 1.00 and backlog for this segment is at the highest level since our acquisition of TCS in February 2016. We see a growing pipeline of potential orders from large government end-users (including those of foreign countries) who have a growing need to mitigate threats using command and control technology solutions to increase decision-maker’s situational awareness. This growing order pipeline is occurring in almost all of our Government Solutions product lines, which are further discussed below.

Net sales of our command and control solutions (which include the design, installation and operation of secure wireless communication networks, cyber intelligence solutions and blue-force tracking solutions) during the three months ended April 30, 2018 were significantly higher than the three months ended April 30, 2017. Our most recent quarter benefited from sales to a major U.S. space contractor to source and test space level Electrical, Electronic and Electromechanical ("EEE") parts in support of critical NASA programs and from an international space agency for the design, development and installation of multiple launch vehicle tracking stations in the South Pacific. We continue to work with the U.S. Army on our recently awarded $11.7 million order to provide several thousand of our next generation MT-2025 mobile satellite transceivers to support the U.S. Army's BFT-2 system. The BFT-2 system, which is part of the U.S. Army's JBC-P program, provides global real-time situational awareness and networking capabilities for U.S. warfighters and is the successor to the BFT-1 system. We expect initial shipments of MT-2025 transceivers to start during our fourth quarter of fiscal 2018 and additional orders for our MT-2025 transceivers are ultimately expected.

Although net sales of our over-the-horizon microwave systems products this quarter were lower than the comparative quarter ended April 30, 2017, business activity in our over-the-horizon microwave systems product line continues to pick-up. During the third quarter of fiscal 2018, we shipped certain troposcatter equipment to support U.S. Army activities throughout the Korean Peninsula. We believe demand for our over-the-horizon microwave systems will increase and have recently submitted a proposal to supply a significant quantity of our over-the-horizon microwave systems to the U.S. Army. We teamed with a large prime contractor and we are hopeful that we can win this multi-million dollar award in fiscal 2019.

Although the timing of large contract awards makes it difficult to predict our book-to-bill ratio in any given period, we have a growing pipeline of opportunities and expect the book-to-bill ratio in this segment for fiscal 2018 to exceed 1.00. Given year-to-date order flow and expected new orders, we anticipate that fiscal 2018 net sales for our Government Solutions segment will be higher than the amount we achieved in fiscal 2017.

Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by our U.S. and international government customers. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Index

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the three months ended April 30, 2018 and 2017 are as follows:

	Three months ended April 30, 2018
	2018	2017	2018	2017	2018	2017
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	22.2%	17.1%	61.0%	56.5%	37.4%	32.0%
Domestic	53.3%	55.9%	14.4%	17.3%	38.0%	41.3%
Total U.S.	75.5%	73.0%	75.4%	73.8%	75.4%	73.3%

International	24.5%	27.0%	24.6%	26.2%	24.6%	26.7%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales, are sales to Verizon Communications Inc. ("Verizon"), which represented 9.8% of consolidated net sales for the three months ended April 30, 2018. Sales to Verizon were less than 10.0% of consolidated net sales for the comparable prior year period.

International sales for the three months ended April 30, 2018 and 2017 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $36.3 million and $34.1 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10.0% of consolidated net sales for the three months ended April 30, 2018 and 2017.

Gross Profit. Gross profit was $62.4 million for the three months ended April 30, 2018 as compared to $52.5 million for the three months ended April 30, 2017, an increase of $9.9 million. This increase in gross profit dollars was largely driven by higher net sales in both our Commercial Solutions and Government Solutions segments, offset in part by the absence of $1.7 million of BFT-1 intellectual property license fees during the third quarter of fiscal 2018. Gross profit, as a percentage of consolidated net sales, was 42.2% for the three months ended April 30, 2018 as compared to 41.1% for the three months ended April 30, 2017. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended April 30, 2018 was higher than the comparable prior year period. The increase was primarily due to higher net sales and overall favorable product mix changes (including earlier than expected shipments of satellite earth station equipment to the U.S. Navy) during the most recent fiscal quarter. Given timing and other product mix changes, gross profit in the fourth quarter of fiscal 2018 in this segment is expected to decline from the level achieved in the third quarter of fiscal 2018. Overall, we expect gross profit in this segment, as a percentage of related fiscal 2018 net sales, to be comparable to the percentage achieved in fiscal 2017.

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended April 30, 2018 was slightly lower when compared to the prior year period, but an improvement over the first two quarters of fiscal 2018. Our third quarter of fiscal 2018 reflects the absence of $1.7 million of BFT-1 intellectual property license fees that benefited the fiscal quarter ended April 30, 2017, as discussed above. Although we expect net sales in the fourth quarter in this segment to increase as compared to our most recent quarter, we have updated our product mix assumptions for the remainder of fiscal 2018 which now reflect lower expected sales of higher margin cyber training software solutions, offset by other anticipated command and control solution sales. Sales cycles for cyber training software solutions are generally long and timing of related awards is difficult to predict. As a result of our updated product mix assumptions, we believe that gross profit (both in dollars and as a percentage of net sales in this segment) will be lower in the fourth quarter as compared to our third quarter of fiscal 2018. Overall, given the absence of BFT-1 intellectual property license fees in fiscal 2018, we expect gross profit in this segment, both in dollars and as a percentage of related net sales, to be lower than the respective metrics achieved in fiscal 2017. However, over time, we believe the implementation of our strategy of shifting our Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche solutions will result in higher gross margins in this segment.

Index

Included in consolidated cost of sales for the three months ended April 30, 2018 and 2017 are provisions for excess and obsolete inventory of $1.2 million and $0.7 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $30.4 million and $25.9 million for the three months ended April 30, 2018 and 2017, respectively, representing an increase of $4.5 million. As a percentage of consolidated net sales, selling, general and administrative expenses were 20.6% and 20.3% for the three months ended April 30, 2018 and 2017, respectively. The increase in spending, both in dollars and as a percentage of consolidated net sales, is primarily attributable to the recovery of certain legal expenses from a third party during the three months ended April 30, 2017. Our results for the most recent quarter reflect the benefits of prior cost reduction actions. We continue to evaluate and implement cost reduction initiatives to reduce unnecessary spending, reduce the size and cost of our facilities and improve our productivity. Our Business Outlook for Fiscal 2018 does not consider the financial impact of any actions we may take.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $1.0 million and $0.9 million for the three months ended April 30, 2018 and 2017, respectively.

Based on our current spending plans, we expect fiscal 2018 selling, general and administrative expenses, as a percentage of consolidated net sales, to be comparable to fiscal 2017.

Research and Development Expenses. Research and development expenses were $12.8 million and $13.0 million for the three months ended April 30, 2018 and 2017, respectively, representing a decrease of $0.2 million, or 1.5%. As a percentage of consolidated net sales, research and development expenses were 8.7% and 10.2% for the three months ended April 30, 2018 and 2017, respectively. The decrease, as a percentage of consolidated net sales, was due primarily to the higher net sales during the most recent fiscal quarter, as discussed above.

For the three months ended April 30, 2018 and 2017, research and development expenses of $11.3 million and $10.7 million, respectively, related to our Commercial Solutions segment and $1.4 million and $2.2 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.1 million for both the three months ended April 30, 2018 and 2017, respectively, related to the amortization of stock-based compensation expense.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended April 30, 2018 and 2017, customers reimbursed us $5.0 million and $5.9 million, respectively, which is not reflected in the reported research and development expenses, but is included in consolidated net sales with the related costs included in cost of sales.

We continue to invest in enhancements to existing products as well as in new products across almost all of our product lines. Based on our current spending plans, we expect fiscal 2018 research and development expenses, as a percentage of consolidated net sales, to be comparable to fiscal 2017.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $5.3 million (of which $4.4 million was for the Commercial Solutions segment and $0.8 million was for the Government Solutions segment) for the three months ended April 30, 2018 and $5.5 million (of which $4.4 million was for the Commercial Solutions segment and $1.0 million was for the Government Solutions segment) for the three months ended April 30, 2017. The decrease is a result of certain intangibles that became fully amortized in fiscal 2017. As such, we anticipate amortization of intangibles in fiscal 2018 to be lower than in fiscal 2017.

Settlement of Intellectual Property Litigation. During the three months ended April 30, 2017, we recorded a favorable adjustment to operating income of $2.0 million, net of estimated legal fees, to reflect a lower loss than originally estimated for a TCS intellectual property matter which was settled during that period. There was no comparable adjustment in the three months ended April 30, 2018.

Index

Operating Income. Operating income for the three months ended April 30, 2018 was $14.0 million as compared to $10.2 million for the three months ended April 30, 2017. Operating income (loss) by reportable segment is shown in the table below:

	Three months ended April 30, 2018
	2018	2017	2018	2017	2018	2017	2018	2017
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$13.3	8.6	6.0	1.3	(5.4)	0.2	$14.0	10.2
Percentage of related net sales	14.8%	10.8%	10.4%	2.7%	NA	NA	9.5%	8.0%

The increase during the most recent fiscal quarter in our Commercial Solutions segment’s operating income, in dollars and as a percentage of related segment net sales, was primarily due to higher net sales, overall favorable product mix changes and the benefit of cost reduction actions previously initiated, as discussed above. Given earlier than expected shipments of satellite earth station equipment to the U.S. Navy, our third quarter of fiscal 2018 is expected to be the peak quarter of operating income for this segment. Overall, we expect fiscal 2018 operating income in our Commercial Solutions segment, in dollars and as a percentage of related segment net sales, to increase as compared to fiscal 2017.

The increase during the most recent fiscal quarter in our Government Solutions segment's operating income, in dollars and as a percentage of related segment net sales, was primarily due to higher net sales, overall product mix changes and the benefit of cost reduction actions previously initiated, offset in part by the absence of $1.7 million of BFT-1 intellectual property license fees, as discussed above. Based on the strength of our third quarter performance, an assessment of timing associated with our current backlog and updated product mix assumptions for the remainder of fiscal 2018 (including lower expected sales of higher margin cyber training software solutions), we expect this segment's operating income for the fourth quarter of fiscal 2018 to be comparable to the amount we achieved during the third quarter of fiscal 2018. Overall, operating income for this segment, in dollars and as a percentage of related segment net sales, is expected to be higher in fiscal 2018 than in fiscal 2017.

Unallocated operating expenses for the three months ended April 30, 2018 were $5.4 million as compared to operating income of $0.2 million for the three months ended April 30, 2017 (which includes a favorable adjustment of $2.0 million, as discussed above). Excluding the $2.0 million adjustment, unallocated operating expenses would have been $1.8 million for the three months ended April 30, 2017. The increase to $5.4 million from $1.8 million is primarily attributable to the recovery of certain legal expenses from a third party during the three months ended April 30, 2017. Unallocated operating expenses for the most recent fiscal quarter includes the benefit of cost reduction actions previously initiated.

Unallocated operating expenses for the three months ended April 30, 2018 and 2017 include amortization of stock-based compensation of $1.1 million and $1.0 million, respectively. Amortization of stock-based compensation expense can fluctuate from period-to-period based on the type and timing of stock-based awards. Given the timing of anticipated fiscal 2018 awards, amortization of stock-based compensation is expected to be significantly higher in the fourth quarter of fiscal 2018 as compared to our most recent quarter. Based on the type of awards currently outstanding and awards expected to be issued during the remainder of fiscal 2018, amortization of stock-based compensation is also expected to be higher in fiscal 2018 than in fiscal 2017.

Looking forward, we expect our unallocated operating expenses in fiscal 2018 to significantly increase as compared to the $5.6 million of unallocated operating expenses for fiscal 2017. During fiscal 2017, unallocated operating expenses were offset by a number of favorable adjustments throughout the fiscal year, which aggregated $18.8 million and which are more fully discussed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017, as filed with the SEC. Excluding the $18.8 million of favorable adjustments, unallocated operating expenses in fiscal 2017 would have been $24.4 million. Given the success of our cost reduction actions taken to date and current spending plans, we expect our unallocated operating expenses in fiscal 2018 to be lower than the $24.4 million of unallocated operating expenses incurred in fiscal 2017, prior to the favorable adjustments discussed above.

On a consolidated basis, we are targeting to achieve operating income, as a percentage of net sales, of approximately 5.2% in fiscal 2018, which compares favorably with the 3.3% of consolidated net sales we achieved in fiscal 2017 (excluding the $18.8 million of favorable adjustments to operating income discussed above). Based on the strength of our third quarter performance, an assessment of timing associated with our current backlog and updated product mix assumptions for the remainder of fiscal 2018, we now expect consolidated operating income for the third quarter of fiscal 2018 to be the peak quarter for the fiscal year.

Index

Interest Expense. Interest expense was $2.5 million and $2.8 million for the three months ended April 30, 2018 and 2017, respectively. The decline in interest expense primarily reflects lower total indebtedness, which declined from $235.4 million as of April 30, 2017 to $186.4 million as of April 30, 2018. Interest expense for both periods primarily reflects interest on our Secured Credit Facility, as amended. Based on the type, terms, amount of outstanding debt (including capital leases and other obligations) and current interest rates, we estimate that our effective interest rate (including amortization of deferred financing costs) will approximate 5.4% in fiscal 2018. Our actual cash borrowing rate (which excludes the amortization of deferred financing costs) currently approximates 4.3%.

Interest (Income) and Other. Interest (income) and other for both the three months ended April 30, 2018 and 2017 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding a blended annual interest rate of approximately 0.64%.

Provision For Income Taxes. Our provision for income taxes was $3.1 million and $2.9 million for the three months ended April 30, 2018 and 2017, respectively. Our effective tax rate was 27.2% for the three months ended April 30, 2018, as compared to 39.5% for the three months ended April 30, 2017.

During the three months ended April 30, 2018, we recorded a net discrete tax expense of less than $0.1 million. Our effective tax rate for the three months ended April 30, 2017 reflects a net discrete tax expense of $0.3 million. Excluding discrete tax items for the three months ended April 30, 2018, our estimated effective tax rate would have been 27.0%. Our effective tax rate, excluding discrete tax items, for the three months ended April 30, 2017 was 36.0%. The decrease from 36.0% to 27.0% is principally attributable to the passage of Tax Reform which reduced the statutory income tax rate from 35.0% to 21.0%, or a blended income tax rate of approximately 27.0%.

Net Income. During the three months ended April 30, 2018, consolidated net income was $8.2 million as compared to $4.4 million during the three months ended April 30, 2017.

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the three months ended April 30, 2018 and 2017 are shown in the table below (numbers in the table may not foot due to rounding):

	Three months ended April 30,
	2018	2017	2018	2017	2018	2017	2018	2017
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$12.9	8.5	6.0	1.3	(10.7)	(5.4)	$8.2	4.4
Provision for income taxes	0.2	—	—	—	2.9	2.9	3.1	2.9
Interest (income) and other expenses	0.1	0.1	0.1	—	—	—	0.2	0.1
Interest expense	—	—	—	—	2.5	2.7	2.5	2.8
Amortization of stock-based compensation	—	—	—	—	1.1	1.0	1.1	1.0
Amortization of intangibles	4.4	4.4	0.8	1.0	—	—	5.3	5.5
Depreciation	2.3	2.4	0.6	0.8	0.3	0.4	3.2	3.5
Settlement of intellectual property litigation	—	—	—	—	—	(2.0)	—	(2.0)
Adjusted EBITDA	$20.0	15.5	7.5	3.1	(4.0)	(0.5)	$23.5	18.1
Percentage of related net sales	22.3%	19.5%	12.9%	6.4%	NA	NA	15.9%	14.2%

The increase in consolidated Adjusted EBITDA during the three months ended April 30, 2018 as compared to the three months ended April 30, 2017 was primarily attributable to higher net sales and overall favorable product mix changes, offset in part by higher operating expenses during the three months ended April 30, 2018 as a result of the increased sales activity during the period. Also, selling, general and administrative expenses during the three months ended April 30, 2017 included a recovery of certain legal expenses from a third party, as discussed above.

Index

The increase in our Commercial Solutions segment's Adjusted EBITDA, in dollars and as a percentage of related segment net sales, during the most recent fiscal quarter was primarily due to higher net sales, overall favorable product mix changes and the benefit of cost reduction actions previously initiated, as discussed above.

The increase in our Government Solutions segment's Adjusted EBITDA, in dollars and as a percentage of related segment net sales, during the most recent fiscal quarter was primarily due to higher net sales, overall product mix changes and the benefit of cost reduction actions previously initiated, offset in part by an absence of $1.7 million of BFT-1 intellectual property license fees, as discussed above. As a result of the aforementioned change in product mix assumptions for the remainder of fiscal 2018, our fourth quarter of fiscal 2018 Adjusted EBITDA in this segment is expected to be lower than the amount we reported in our most recent period.

Looking forward, we anticipate consolidated Adjusted EBITDA to increase in the fourth quarter as compared to the amount we achieved in the third quarter.

Given our year-to-date performance, we are targeting fiscal 2018 Adjusted EBITDA to grow close to 6.0% over the $70.7 million we achieved in fiscal 2017. In addition, despite the absence of $6.7 million of BFT-1 intellectual property license fees (which the U.S. Army is no longer obligated to pay us to support the BFT-1 system), we expect Adjusted EBITDA, as a percentage of fiscal 2018 consolidated net sales, to be close to 13.0%, which is slightly higher than the 12.8% we achieved in fiscal 2017. We believe these targeted financial metrics demonstrate the strength of our business. If order flow remains strong and we are able to achieve all of our fiscal 2018 business goals, it is possible that our fiscal 2018 Adjusted EBITDA financial metrics could be higher than our targeted amounts.

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

Index

COMPARISON OF THE RESULTS OF OPERATIONS FOR NINE MONTHS ENDED APRIL 30, 2018 AND 2017

Net Sales. Consolidated net sales were $403.2 million and $402.6 million for the nine months ended April 30, 2018 and 2017, respectively, representing an increase of $0.6 million, or 0.1%. The period-over-period increase in net sales was due primarily to higher net sales in our Commercial Solutions segment offset by lower net sales in our Government Solutions segment. Net sales by operating segment are discussed below.

Commercial Solutions
Net sales in our Commercial Solutions segment were $251.9 million for the nine months ended April 30, 2018, as compared to $237.7 million for the nine months ended April 30, 2017, an increase of $14.2 million, or 6.0%. Our Commercial Solutions segment represented 62.5% of consolidated net sales for the nine months ended April 30, 2018 as compared to 59.0% for the nine months ended April 30, 2017.

Bookings during the nine month period in fiscal 2018 were strong and reflect strength in almost all of our Commercial Solutions product lines. Our book-to-bill ratio (a measure defined as bookings divided by net sales) for the nine months ended April 30, 2018 was 1.40. As further discussed below, we have a growing pipeline of opportunities and expect that the book-to-bill ratio in this segment will exceed 1.00 for fiscal 2018.

Net sales of our satellite earth station products (which include satellite modems and solid-state power amplifiers ("SSPAs")) during the nine months ended April 30, 2018 were higher than the nine months ended April 30, 2017. Given our fiscal 2018 year-to-date performance and our order expectations for our fourth quarter, we believe that fiscal 2018 will be a year of net sales growth for this product line. We continue to see increased interest from U.S. government customers for our satellite earth station products. For example, during the nine months ended April 30, 2018, we received a multi-year follow-on contract with a potential value of up to $19.1 million to provide the U.S. Navy's Space and Naval Warfare Systems Command with Advanced Time Division Multiple Access ("TDMA") Interface Processor ("ATIP") production terminals. Also, the U.S. Navy awarded us a $59.0 million indefinite delivery / indefinite quantity ("IDIQ") sole-source contract for our SLM-5650B satellite modems, upgrade kits and related services. This IDIQ contract has five one-year ordering periods. We have received initial funding of $8.2 million and given the U.S. Navy's pressing operational needs, we shipped most of these initial orders during the third quarter, which positively impacted our operating income. We originally expected to begin shipments of this satellite earth station equipment during the fourth quarter of fiscal 2018. Although timing of the U.S. government orders are generally difficult to predict, we are optimistic that we will receive and ship additional orders for this equipment during the remainder of fiscal 2018.

Net sales of our satellite earth station products in fiscal 2018 also reflect the benefit of orders received for our HeightsTM Dynamic Network Access Technology ("HEIGHTS" or "HDNA") solutions. We continue to see signs that our HEIGHTS solutions are gaining traction. We believe HEIGHTS is a revolutionary technology that is designed to deliver the highest Internet Protocol bits per Hertz in its class, as well as robust reliability. HEIGHTS has been and will continue to be a cornerstone of our future research and development efforts. Although the sales cycle for this product line is longer than our historical satellite earth station product line sales cycle, to-date, we have announced several important customer wins for this product line and our pipeline of opportunities continues to grow. For example, during the third quarter of fiscal 2018, we announced that Orange Business Services, one of the largest telecommunications operations and IT services companies in the world, selected HEIGHTS to help them support relief projects in two African countries. We believe this order bodes well for the future given the purchasing influence that Orange Business Services has in other countries.

Net sales during the nine months ended April 30, 2018 of both enterprise technology solutions (such as our location and messaging platforms) and safety and security technology solutions (such as our wireless and next generation 911 ("NG911") platforms) were higher as compared to the net sales we achieved during the nine months ended April 30, 2017. During fiscal 2018, we were awarded several large multi-year strategic contracts. We were awarded a contract valued at $134.0 million to provide safety and security technology solutions to one of the largest wireless carriers in the U.S. As a result of this contract, we will become the leading provider to this wireless carrier for E911 services for its nationwide 3G, 4G and 5G networks. We were also awarded a $10.1 million multi-year contract to provide this same wireless carrier with a hosted, advanced location services platform which leverages our Position Determining Engine ("PDE"). Under this competitively awarded contract, the U.S. wireless carrier is expected to migrate existing location services from a competitive solution to our more advanced, secure and reliable technologies. We also received an aggregate of $96.2 million of contracts from AT&T, which provide for a variety of safety and security technology and enterprise technology solutions including NG911 public safety Call Handling and Emergency Services IP Network ("ESInet") and E911 solutions. In our view, these contract awards validate that our enterprise technology solutions and safety and security technology solutions are more advanced, secure and reliable than any existing competitive technology. Market conditions remain favorable and we expect that aggregate net sales of these solutions in fiscal 2018 will be higher than in fiscal 2017.

Index

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

Government Solutions
Net sales in our Government Solutions segment were $151.3 million for the nine months ended April 30, 2018 as compared to $164.9 million for the nine months ended April 30, 2017, a decrease of $13.6 million, or 8.2%. Our Government Solutions segment represented 37.5% of consolidated net sales for the nine months ended April 30, 2018, as compared to 41.0% for the nine months ended April 30, 2017.

The expected period-over-period decrease in net sales primarily reflects: (i) significantly lower net sales of over-the-horizon microwave systems products; (ii) the absence of $6.7 million of BFT-1 intellectual property license fees during the most recent nine month period; and (iii) the impact of our tactical shift in strategy away from bidding on large commodity service contracts and toward pursuing contracts for our niche solutions with higher margins.

Bookings for this segment were strong and reflect continued strength in almost all of our Government Solutions product lines. During the nine months ended April 30, 2018, we received $16.9 million of orders to provide ongoing sustainment services for the AN/TSC-198A SNAP (Secret Internet Protocol Router ("SIPR") and Non-classified Internet Protocol Router ("NIPR") Access Point), Very Small Aperture Terminals ("VSATs"). The $16.9 million of orders were issued pursuant to a three-year $123.6 million IDIQ contract that we received earlier in fiscal 2018 from the U.S. Army. SNAP terminals provide quick and mobile satellite communications capability to personnel in the field and Comtech is the sole provider to the U.S. Army of these sustainment services. We also were awarded $14.2 million of orders to supply the U.S. Army with advanced VSAT equipment. We received $8.5 million in contracts to supply our Modular Transportable Transmission System ("MTTS") troposcatter terminals to two international customers. In addition we received a $3.7 million contract modification from the Consortium Management Group (“CMG”) to support the U.S. Army Project Manager Mission Command (“PM MC”) and the Blue Force Tracking-2 (“BFT-2”) program to port additional waveforms onto the current BFT-2 transceivers. Our book-to-bill ratio for the nine months ended April 30, 2018 was 1.25. Backlog for this segment is at the highest level since our acquisition of TCS in February 2016. We see a growing pipeline of potential orders from large government end-users (including those of foreign countries) who have a growing need to mitigate threats using command and control technology solutions to increase decision-maker’s situational awareness. This growing order pipeline is occurring in almost all of our Government Solutions product lines, which are further discussed below.

Net sales of our command and control solutions (which include the design, installation and operation of secure wireless communication networks, cyber intelligence solutions and blue-force tracking solutions) during the nine months ended April 30, 2018 were higher than the nine months ended April 30, 2017. Our most recent nine month period benefited from sales to a major U.S. space contractor to source and test space level Electrical, Electronic and Electromechanical ("EEE") parts in support of critical NASA programs and from an international space agency for the design, development and installation of multiple launch vehicle tracking stations in the South Pacific. We continue to work with the U.S. Army on our recently awarded $11.7 million order to provide several thousand of our next generation MT-2025 mobile satellite transceivers to support the U.S. Army's BFT-2 system. The BFT-2 system, which is part of the U.S. Army's JBC-P program, provides global real-time situational awareness and networking capabilities for U.S. warfighters and is the successor to the BFT-1 system. We expect initial shipments of MT-2025 transceivers to start during our fourth quarter of fiscal 2018 and additional orders for our MT-2025 transceivers are ultimately expected.

Although net sales of our over-the-horizon microwave systems products for the nine months ended April 30, 2018 were lower than the comparative period of the prior year, business activity in our over-the-horizon microwave systems product line continues to pick-up. During the nine months ended April 30, 2018, we shipped certain troposcatter equipment to support U.S. Army activities throughout the Korean Peninsula. We believe demand for our over-the-horizon microwave systems will increase and have recently submitted a proposal to supply a significant quantity of our over-the-horizon microwave systems to the U.S. Army. We teamed with a large prime contractor and we are hopeful that we can win this multi-million dollar award in fiscal 2019.

Although the timing of large contract awards makes it difficult to predict our book-to-bill ratio in any given period, we have a growing pipeline of opportunities and expect the book-to-bill ratio in this segment for fiscal 2018 to exceed 1.00. Given year-to-date order flow and expected new orders, we anticipate that fiscal 2018 net sales for our Government Solutions segment will be higher than the amount we achieved in fiscal 2017.

Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by our U.S. and international government customers. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Index

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the nine months ended April 30, 2018 and 2017 are as follows:

	Nine months ended April 30,
	2018	2017	2018	2017	2018	2017
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	17.7%	14.0%	61.0%	60.7%	34.0%	33.1%
Domestic	55.5%	54.4%	17.5%	14.1%	41.2%	37.9%
Total U.S.	73.2%	68.4%	78.5%	74.8%	75.2%	71.0%

International	26.8%	31.6%	21.5%	25.2%	24.8%	29.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales, are sales to Verizon Communications Inc. ("Verizon"), which represented 10.6% of consolidated net sales for the nine months ended April 30, 2018. Sales to Verizon were less than 10.0% of consolidated net sales for the nine months ended April 30, 2017.

International sales for the nine months ended April 30, 2018 and 2017 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $100.0 million and $116.6 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10.0% of consolidated net sales for the nine months ended April 30, 2018 and 2017.

Gross Profit. Gross profit was $161.0 million and $157.8 million for the nine months ended April 30, 2018 and 2017, respectively. The increase of $3.2 million in gross profit dollars was largely driven by higher net sales and overall favorable product mix changes in our Commercial Solutions segment, offset by significantly lower net sales of over-the-horizon microwave systems products and the absence of $6.7 million of BFT-1 intellectual property license fees in our Government Solutions segment, as discussed above. Gross profit, as a percentage of consolidated net sales, increased from 39.2% for the nine months ended April 30, 2017 to 39.9% for the nine months ended April 30, 2018. The increase in gross profit percentage is largely attributable to a greater percentage of our consolidated net sales during the nine months ended April 30, 2018 occurring in our Commercial Solutions segment, which historically achieves higher gross margins than our Government Solutions segment, as well as a favorable warranty settlement during the nine months ended April 30, 2018 that resulted in a $0.7 million reduction to cost of sales (which is reflected in our unallocated segment). Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for the nine months ended April 30, 2018 was higher than the comparable prior year period. The increase was primarily due to higher net sales and overall favorable product mix changes (including earlier than expected shipments of satellite earth station equipment to the U.S. Navy) during the most recent nine month period. Given timing and other product mix changes, gross profit in the fourth quarter of fiscal 2018 in this segment is expected to decline from the level achieved in the third quarter of fiscal 2018. Overall, we expect gross profit in this segment, as a percentage of related fiscal 2018 net sales, to be comparable to the percentage achieved in fiscal 2017.

Index

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for the nine months ended April 30, 2018 was lower as compared to the nine months ended April 30, 2017. The decrease was primarily driven by lower net sales in this segment, particularly significantly lower net sales of over-the-horizon microwave systems products. In addition, our gross profit during the nine months ended April 30, 2018 reflects an absence of $6.7 million of BFT-1 intellectual property license fees, as discussed above. Although we expect net sales in the fourth quarter in this segment to increase as compared to our most recent quarter, we have updated our product mix assumptions for the remainder of fiscal 2018 which now reflect lower expected sales of higher margin cyber training software solutions, offset by other anticipated command and control solution sales. Sales cycles for cyber training software solutions are generally long and timing of related awards is difficult to predict. As a result of our updated product mix assumptions, we believe that gross profit (both in dollars and as a percentage of net sales in this segment) will be lower in the fourth quarter as compared to our third quarter of fiscal 2018. Overall, given the absence of BFT-1 intellectual property license fees in fiscal 2018, we expect gross profit, both in dollars and as a percentage of related net sales, to be lower than the respective metrics achieved in fiscal 2017. However, over time, we believe the implementation of our strategy of shifting our Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche solutions will result in higher gross margins in this segment.

Included in consolidated cost of sales for the nine months ended April 30, 2018 and 2017 are provisions for excess and obsolete inventory of $3.7 million and $1.8 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $86.1 million and $89.6 million for the nine months ended April 30, 2018 and 2017, respectively, representing a decrease of $3.5 million. As a percentage of consolidated net sales, selling, general and administrative expenses were 21.4% and 22.3% for the nine months ended April 30, 2018 and 2017, respectively. The decrease in spending, both in dollars and as a percentage of consolidated net sales, is primarily attributable to the benefit of cost reduction actions previously initiated and, to a lesser extent, higher net sales during the nine months ended April 30, 2018, as discussed above. We continue to evaluate and implement cost reduction initiatives to reduce unnecessary spending, reduce the size and cost of our facilities and improve our productivity. Our Business Outlook for Fiscal 2018 does not consider the financial impact of any actions we may take.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $2.6 million for both the nine months ended April 30, 2018 and 2017, respectively. The most recent nine month period includes a $0.4 million reversal of stock-based compensation expense related to certain performance shares previously expected to be earned.

Based on our current spending plans, we expect fiscal 2018 selling, general and administrative expenses, as a percentage of consolidated net sales, to be comparable to fiscal 2017.

Research and Development Expenses. Research and development expenses were $40.0 million and $40.4 million for the nine months ended April 30, 2018 and 2017, respectively, representing a decrease of $0.4 million. As a percentage of consolidated net sales, research and development expenses were 9.9% and 10.0% for the nine months ended April 30, 2018 and 2017, respectively.

For the nine months ended April 30, 2018 and 2017, research and development expenses of $34.5 million and $33.4 million, respectively, related to our Commercial Solutions segment and $5.3 million and $6.8 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.2 million for both the nine months ended April 30, 2018 and 2017, respectively, related to the amortization of stock-based compensation expense.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the nine months ended April 30, 2018 and 2017, customers reimbursed us $13.2 million and $21.9 million, respectively, which is not reflected in the reported research and development expenses, but is included in consolidated net sales with the related costs included in cost of sales.

Index

We continue to invest in enhancements to existing products as well as in new products across almost all of our product lines. Based on our current spending plans, we expect fiscal 2018 research and development expenses, as a percentage of consolidated net sales, to be comparable to fiscal 2017.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $15.8 million (of which $13.3 million was for the Commercial Solutions segment and $2.5 million was for the Government Solutions segment) for the nine months ended April 30, 2018 and $17.6 million (of which $13.3 million was for the Commercial Solutions segment and $4.3 million was for the Government Solutions segment) for the nine months ended April 30, 2017. The decrease is a result of certain intangibles that became fully amortized in fiscal 2017. As such, we anticipate amortization of intangibles in fiscal 2018 to be lower than in fiscal 2017.

Settlement of Intellectual Property Litigation. During the nine months ended April 30, 2017, we recorded a favorable adjustment to operating income of $12.0 million, net of estimated legal fees, to reflect a lower loss than originally estimated for a TCS intellectual property matter which was settled during that period. There was no comparable adjustment in the nine months ended April 30, 2018.

Operating Income. Operating income for the nine months ended April 30, 2018 was $19.1 million as compared to $22.3 million for the nine months ended April 30, 2017. Operating income by reportable segment is shown in the table below:

	Nine months ended April 30,
	2018	2017	2018	2017	2018	2017	2018	2017
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$27.0	17.6	5.1	6.2	(13.0)	(1.5)	$19.1	22.3
Percentage of related net sales	10.7%	7.4%	3.4%	3.8%	NA	NA	4.7%	5.5%

The increase during the most recent nine month period in our Commercial Solutions segment’s operating income, in dollars and as a percentage of related segment net sales, was primarily due to higher net sales, overall favorable product mix changes and the benefit of cost reduction actions previously initiated, as discussed above. Given earlier than expected shipments of satellite earth station equipment to the U.S. Navy, our third quarter of fiscal 2018 is expected to be the peak quarter of operating income for this segment. Overall, we expect fiscal 2018 operating income in our Commercial Solutions segment, in dollars and as a percentage of related segment net sales, to increase as compared to fiscal 2017.

The decrease during the most recent nine month period in our Government Solutions segment's operating income, in dollars and as a percentage of related segment net sales, was driven by lower net sales, most notably significantly lower over-the-horizon microwave systems sales and the absence of $6.7 million of BFT-1 intellectual property license fees, as discussed above. Based on the strength of our third quarter performance, an assessment of timing associated with our current backlog and updated product mix assumptions for the remainder of fiscal 2018 (including lower expected sales of higher margin cyber training software solutions), we expect this segment's operating income for the fourth quarter of fiscal 2018 to be comparable to the amount we achieved during the third quarter of fiscal 2018. Overall, operating income for this segment, in dollars and as a percentage of related segment net sales, is expected to be higher in fiscal 2018 than in fiscal 2017.

Unallocated operating expenses for the nine months ended April 30, 2018 and 2017 were $13.0 million and $1.5 million, respectively. Excluding a $0.7 million favorable warranty settlement and a $12.0 million adjustment (both as discussed above), unallocated operating expenses for the nine months ended April 30, 2018 and 2017 were $13.7 million and $13.5 million, respectively. Unallocated operating expenses for the nine months ended April 30, 2017 includes a recovery of certain legal expenses from a third party. Unallocated operating expenses for the nine months ended April 30, 2018 includes the benefit of cost reduction actions previously initiated.

Unallocated expenses for the nine months ended April 30, 2018 and 2017 include amortization of stock-based compensation of $2.9 million and $3.0 million, respectively. Stock-based compensation for the nine months ended April 30, 2018 includes a reversal of $0.4 million of stock-based compensation expense related to certain performance shares that were previously expected to be earned. Amortization of stock-based compensation expense can fluctuate from period-to-period based on the type and timing of stock-based awards. Given the timing of anticipated fiscal 2018 awards, amortization of stock-based compensation is expected to be significantly higher in the fourth quarter of fiscal 2018 as compared to our most recent quarter. Based on the type of awards currently outstanding and awards expected to be issued during the remainder of fiscal 2018, amortization of stock-based compensation is also expected to be higher in fiscal 2018 than in fiscal 2017.

Index

Looking forward, we expect our unallocated operating expenses in fiscal 2018 to significantly increase as compared to the $5.6 million of unallocated operating expenses for fiscal 2017. During fiscal 2017, unallocated operating expenses were offset by a number of favorable adjustments throughout the fiscal year, which aggregated $18.8 million and which are more fully discussed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017, as filed with the SEC. Excluding the $18.8 million of favorable adjustments, unallocated operating expenses in fiscal 2017 would have been $24.4 million. Given the success of our cost reduction actions taken to date and current spending plans, we expect our unallocated operating expenses in fiscal 2018 to be lower than the $24.4 million of unallocated operating expenses incurred in fiscal 2017, prior to the favorable adjustments discussed above.

On a consolidated basis, we are targeting to achieve operating income, as a percentage of net sales, of approximately 5.2% in fiscal 2018, which compares favorably with the 3.3% of consolidated net sales we achieved in fiscal 2017 (excluding the $18.8 million of favorable adjustments to operating income discussed above). Based on the strength of our third quarter performance, an assessment of timing associated with our current backlog and updated mix assumptions for the remainder of fiscal 2018, we now expect consolidated operating income for the third quarter of fiscal 2018 to be the peak quarter for the fiscal year.

Interest Expense. Interest expense was $7.6 million and $8.9 million for the nine months ended April 30, 2018 and 2017, respectively. The decline in interest expense primarily reflects lower total indebtedness, which declined from $235.4 million as of April 30, 2017 to $186.4 million as of April 30, 2018. Interest expense for both periods primarily reflects interest on our Secured Credit Facility, as amended. Based on the type, terms, amount of outstanding debt (including capital leases and other obligations) and current interest rates, we estimate that our effective interest rate (including amortization of deferred financing costs) will approximate 5.4% in fiscal 2018. Our actual cash borrowing rate (which excludes the amortization of deferred financing costs) currently approximates 4.3%.

Interest (Income) and Other. Interest (income) and other for both the nine months ended April 30, 2018 and 2017 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding a blended annual interest rate of approximately 0.64%.

(Benefit From) Provision For Income Taxes. Our benefit from income taxes during the nine months ended April 30, 2018 was $11.0 million as compared to a tax provision of $4.8 million for the nine months ended April 30, 2017.

During the nine months ended April 30, 2018, we recorded an estimated net discrete tax benefit of $14.1 million which, as a result of Tax Reform, primarily related to the remeasurement of deferred tax liabilities associated with non-deductible amortization related to intangible assets. Our effective tax rate for the nine months ended April 30, 2017 reflects a net discrete tax expense of less than $0.1 million. Excluding discrete tax items for the nine months ended April 30, 2018, our estimated effective tax rate was 27.0%. Our effective tax rate, excluding discrete tax items, for the nine months ended April 30, 2017 was 36.0%. The decrease from 36.0% to 27.0% is principally attributable to the passage of Tax Reform which reduced the statutory income tax rate from 35.0% to 21.0%, or a blended income tax rate of approximately 27.0%.

Net Income. During the nine months ended April 30, 2018, consolidated net income was $22.3 million as compared $8.5 million during the nine months ended April 30, 2017.

Index

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the nine months ended April 30, 2018 and 2017 are shown in the table below (numbers in the table may not foot due to rounding):

	Nine months ended April 30,
	2018	2017	2018	2017	2018	2017	2018	2017
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$26.6	17.2	5.0	6.2	(9.3)	(14.9)	$22.3	8.5
Provision for (benefit from) income taxes	0.2	0.2	—	—	(11.2)	4.6	(11.0)	4.8
Interest (income) and other expenses	0.1	—	0.1	—	—	—	0.2	—
Interest expense	0.1	0.2	—	—	7.5	8.8	7.6	8.9
Amortization of stock-based compensation	—	—	—	—	2.9	3.0	2.9	3.0
Amortization of intangibles	13.3	13.3	2.5	4.3	—	—	15.8	17.6
Depreciation	7.2	7.4	1.8	2.3	0.8	1.2	9.8	10.8
Settlement of intellectual property litigation	—	—	—	—	—	(12.0)	—	(12.0)
Adjusted EBITDA	$47.5	38.3	9.4	12.7	(9.3)	(9.4)	$47.7	41.6
Percentage of related net sales	18.9%	16.1%	6.2%	7.7%	NA	NA	11.8%	10.3%

The increase in consolidated Adjusted EBITDA during the nine months ended April 30, 2018 as compared to the nine months ended April 30, 2017 was primarily attributable to overall favorable product mix changes (including a higher percentage of consolidated net sales occurring in the Commercial Solutions segment as compared to the prior year period), the benefit of cost reduction actions previously taken and a favorable warranty settlement during the nine months ended April 30, 2018 that resulted in a $0.7 million reduction to cost of sales, as discussed above.

The increase in our Commercial Solutions segment's Adjusted EBITDA, in dollars and as a percentage of related segment net sales, during the most recent nine month period, was primarily attributable to higher net sales, overall favorable product mix changes and the benefit of cost reduction actions previously initiated, as discussed above.

The decrease in our Government Solutions segment's Adjusted EBITDA, in dollars and as a percentage of related segment net sales, during the most recent nine month period was primarily driven by lower net sales, most notably significantly lower sales of over-the-horizon microwave systems products and the absence of $6.7 million of BFT-1 intellectual property license fees, as discussed above. As a result of the aforementioned change in product mix assumptions for the remainder of fiscal 2018, our fourth quarter of fiscal 2018 Adjusted EBITDA in this segment is expected to be lower than the amount we reported in our most recent period.

Looking forward, we anticipate consolidated Adjusted EBITDA to increase in the fourth quarter as compared to the amount we achieved in the third quarter.

Given our year-to-date performance, we are targeting fiscal 2018 Adjusted EBITDA to grow close to 6.0% over the $70.7 million we achieved in fiscal 2017. In addition, despite the absence of $6.7 million of BFT-1 intellectual property license fees (which the U.S. Army is no longer obligated to pay us to support the BFT-1 system), we expect Adjusted EBITDA, as a percentage of fiscal 2018 consolidated net sales, to be close to 13.0%, which is slightly higher than the 12.8% we achieved in fiscal 2017. We believe these targeted financial metrics demonstrate the strength of our business. If order flow remains strong and we are able to achieve all of our fiscal 2018 business goals, it is possible that our fiscal 2018 Adjusted EBITDA financial metrics could be higher than our targeted amounts.

Index

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

Index

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased to $44.2 million at April 30, 2018 from $41.8 million at July 31, 2017, an increase of $2.3 million, and our total indebtedness decreased from $235.4 million as of April 30, 2017 to $186.4 million as of April 30, 2018. The increase in cash and cash equivalents during the nine months ended April 30, 2018 was driven by the following:

•
Net cash provided by operating activities was $30.6 million for the nine months ended April 30, 2018 as compared to $43.9 million for the nine months ended April 30, 2017. The period-over-period decrease in cash flow from operating activities is attributable to overall changes in net working capital requirements, principally the timing of shipments, billings and payments.

•
Net cash used in investing activities for the nine months ended April 30, 2018 was $5.3 million as compared to $6.2 million for the nine months ended April 30, 2017. Both of these amounts primarily represent expenditures relating to ongoing equipment upgrades and enhancements.

•
Net cash used in financing activities was $23.0 million for the nine months ended April 30, 2018 as compared to $45.7 million for the nine months ended April 30, 2017. During the nine months ended April 30, 2018, we had net borrowings under our Revolving Loan Facility of $1.0 million and we made $16.5 million of principal repayments related to our Term Loan Facility and capital lease and other obligations. During the nine months ended April 30, 2017, we made $18.3 million of net repayments under our Revolving Loan Facility and $10.5 million of principal repayments related to our Term Loan Facility and capital lease and other obligations. During the nine months ended April 30, 2018 and 2017, we paid $7.2 million and $16.5 million, respectively, in cash dividends to our shareholders. We also made $1.1 million and $0.2 million, respectively, of payments to remit employees' statutory tax withholding requirements related to the net settlement of stock-based awards during the nine months ended April 30, 2018 and 2017.

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

As of April 30, 2018, our material short-term cash requirements primarily consist of: (i) remaining fiscal 2018 mandatory principal repayments of $4.3 million associated with the Term Loan Facility and related interest payments of approximately $1.4 million; (ii) estimated interest payments for fiscal 2018 under our Revolving Loan Facility; (iii) capital lease and other obligations; (iv) operating lease commitments; (v) our ongoing working capital needs, including income tax payments; (vi) accrued quarterly dividends; and (vii) cash payments of approximately $0.9 million related to our 2009 Radyne-related restructuring plan, including accreted interest as discussed in "Notes to Condensed Consolidated Financial Statements - Note (8) - Acquisition-Related Restructuring Plans."

In June 2016, we sold 7.1 million shares of our common stock in a public offering at a price of $14.00 per share, resulting in proceeds to us of $95.0 million, net of underwriting discounts and commissions. As of April 30, 2018 and June 6, 2018, an aggregate registered amount of $75.0 million under our existing Shelf Registration Statement filed with the SEC remains available for sale of various types of securities, including debt.

As of April 30, 2018 and June 6, 2018, we were authorized to repurchase up to an additional $8.7 million of our common stock, pursuant to our current $100.0 million stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. There were no repurchases of our common stock during the nine months ended April 30, 2018 and 2017.

Index

On September 27, 2017, December 6, 2017 and March 7, 2018, our Board of Directors declared a dividend of $0.10 per common share, which were paid on November 17, 2017, February 16, 2018 and May 18, 2018, respectively. On June 6, 2018, our Board of Directors declared a dividend of $0.10 per common share, payable on August 17, 2018 to stockholders of record at the close of business on July 16, 2018. Future dividends remain subject to compliance with financial covenants under our Secured Credit Facility, as amended, as well as Board approval.

Our material long-term cash requirements primarily consist of: (i) mandatory interest payments and principal repayments pursuant to our Secured Credit Facility, as amended; (ii) payments relating to our capital lease and other obligations; and (iii) operating lease commitments.

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

Secured Credit Facility
On February 23, 2016, in connection with our acquisition of TCS, we entered into a $400.0 million secured credit facility (the "Secured Credit Facility") with a syndicate of lenders. The Secured Credit Facility, as amended June 6, 2017 (the "June 2017 Amendment"), comprises a senior secured term loan A facility of $250.0 million (the "Term Loan Facility") and a secured revolving loan facility of up to $150.0 million, including a $25.0 million letter of credit sublimit (the "Revolving Loan Facility"), and, together with the Term Loan Facility, matures on February 23, 2021. The proceeds of these borrowings were primarily used to finance our acquisition of TCS, including the repayment of certain existing indebtedness of TCS. The Term Loan Facility requires mandatory quarterly repayments. During the nine months ended April 30, 2018 and 2017, we repaid $14.7 million and $7.7 million, respectively, principal amount of borrowings under the Term Loan Facility. Under the Revolving Loan Facility, we had outstanding balances ranging from $41.9 million to $66.8 million during nine months ended April 30, 2018.

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

(ii)
Leverage Ratio is calculated on a "gross" basis using the quotient of Total Indebtedness (excluding unamortized deferred financing costs) divided by our trailing twelve month ("TTM") Consolidated EBITDA. The prior Leverage Ratio was calculated on a "net" basis but did not include a reduction for any cash or cash equivalents above $50.0 million;

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

As of April 30, 2018, our Leverage Ratio was 2.43x TTM Consolidated EBITDA compared to the maximum allowable Leverage Ratio of 3.10x TTM Consolidated EBITDA. During the fourth quarter of fiscal 2018, the maximum allowable Leverage Ratio will decrease to 3.00x TTM Consolidated EBITDA, with no further reductions thereafter. Our Fixed Charge Coverage Ratio as of April 30, 2018 was 2.36x compared to the minimum required Fixed Charge Coverage Ratio of 1.25x. The Fixed Charge Coverage Ratio will not change for the remaining term of the Secured Credit Facility, as amended. Given our expected future business performance, we anticipate maintaining compliance with the terms and financial covenants in our Secured Credit Facility, as amended, for the foreseeable future.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of April 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Index

COMMITMENTS

In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of April 30, 2018, will materially adversely affect our liquidity.

At April 30, 2018, cash payments due under long-term obligations (including estimated interest expense on our Secured Credit Facility), excluding purchase orders that we entered into in our normal course of business, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	Remainder of 2018	2019 and 2020	2021 and 2022	After 2022
Secured Credit Facility - principal payments	$182,828	4,303	34,422	144,103	—
Secured Credit Facility - interest payments	18,810	1,903	13,605	3,302	—
Operating lease commitments	49,124	3,190	20,423	12,899	12,612
Capital lease and other obligations	3,732	997	2,735	—	—
Net contractual cash obligations	$254,494	10,393	71,185	160,304	12,612

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

As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (17) - Stockholders’ Equity," on June 6, 2018, our Board of Directors declared a dividend of $0.10 per common share, payable on August 17, 2018 to stockholders of record at the close of business on July 16, 2018. Future dividends remain subject to compliance with financial covenants under our Secured Credit Facility, as amended, as well as Board approval.

At April 30, 2018, we had $3.3 million of standby letters of credit outstanding under our Secured Credit Facility, as amended, related to our guarantees of future performance on certain customer contracts. Such amounts are not included in the above table.

During the nine months ended April 30, 2018, we entered into a full and final warranty settlement with AT&T, the largest customer/distributor of a small product line that we refer to as the TCS 911 call handling software solution. AT&T had previously informed us that they did not believe we met certain contractual specifications related to performance and usability and had requested a refund of certain payments made by them. As discussed in "Notes to Condensed Consolidated Financial Statements - Note (7) - Accrued Expenses and Other Current Liabilities," in addition to this settlement, we agreed to issue thirty-six credits to AT&T of $0.2 million which AT&T can apply on a monthly basis to purchases of solutions from us, beginning October 2017 through September 2020. As of April 30, 2018, the total present value of these monthly credits is $4.0 million, of which $1.6 million is included in accrued expenses and other current liabilities and $2.4 million is reflected in other liabilities (non-current) on our Condensed Consolidated Balance Sheet. These amounts are not shown in the above commitment table.

In the ordinary course of business, we include indemnification provisions in certain of our customer contracts. Pursuant to these agreements, we have agreed to indemnify, hold harmless and reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses related to third-party intellectual property claims. It is not possible to determine the maximum potential amount under these agreements due to a history of nominal claims in the Comtech legacy business and the unique facts and circumstances involved in each particular agreement. As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (18) - Legal Proceedings and Other Matters," TCS is a party to one indemnification matter in which we are incurring ongoing legal expenses and we are evaluating other indemnification claims. Our insurance policies may not cover the cost of defending indemnification claims or providing indemnification. As a result, pending or future claims asserted against us by a party that we have agreed to indemnify could result in legal costs and damages that could have a material adverse effect on our consolidated results of operations and financial condition.

We have change in control agreements, severance agreements and indemnification agreements with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of our Company or an involuntary termination of employment without cause.

Index

Our Condensed Consolidated Balance Sheet as of April 30, 2018 includes total liabilities of $9.3 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

As further discussed in "Notes to Condensed Consolidated Financial Statements - Note (2) - Adoption of Accounting Standards and Updates," during the nine months ended April 30, 2018, we adopted:

•
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

•
FASB ASU No. 2016-15, which amends the guidance on the following cash flow related issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon and similar type debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims (including those related to certain life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and cash receipts or payments with more than one class of cash flows. Our adoption of this ASU on February 1, 2018 did not have any impact on our condensed consolidated financial statements.

•
FASB ASU No. 2017-09, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. An entity would not be required to account for changes to the terms or conditions of a share-based payment award as a modification if there were no changes to the award’s fair value, vesting conditions and classification. Our adoption of this ASU on February 1, 2018 did not have any impact on our condensed consolidated financial statements.

In addition, the following FASB ASUs have been issued and incorporated into the FASB ASC and have not yet been adopted by us as of April 30, 2018:

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

Index

Because of the broad scope of FASB ASU No. 2014-09, it could impact the reporting of the amount and/or timing of our net sales and operating income across our two operating segments, as well as related business processes and IT systems. During the third quarter of fiscal 2018, our project team continued to perform a detailed evaluation of the operational impact of this new standard, which transition approach to use and the overall adoption impact of FASB ASU No. 2014-09 on our consolidated financial statements and disclosures. We expect our evaluation to be completed shortly before our first quarter of fiscal 2019.

•
FASB ASU No. 2016-01, issued in January 2016, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments, such as: amending the initial and subsequent measurement requirements for certain equity investments; eliminating the disclosure requirements related to the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost on the balance sheet; requiring the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; and requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset or liability on the balance sheet or the accompanying notes to the financial statements. In February 2018, FASB ASU 2018-03 “Technical Corrections and Improvements to Financial Instruments - Overall” was issued to clarify the Codification and to correct unintended application of guidance. These ASU’s are effective for fiscal years beginning after December 15, 2017 (our fiscal year beginning on August 1, 2018), including interim periods within those fiscal years and should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except for the provisions related to equity securities without readily determinable fair values which are to be adopted prospectively. Under certain circumstances, early adoption is permitted. Adoption of these ASU's are not expected to have a material impact on our consolidated financial statements and disclosures.

•
FASB ASU No. 2016-02, issued in February 2016, which requires lessees to recognize the following for all leases (with the exception of short-term leases): (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, initially measured at the present value of the lease payments; and (ii) a right-of-use asset, which is an asset that represents the lessee's right to use a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. In January 2018, FASB ASU 2018-02 “Land Easement Practical Expedient” was issued to permit an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity’s adoption of Topic 842. These ASU’s are effective for fiscal years beginning after December 15, 2018 (our fiscal year beginning on August 1, 2019), including interim periods within those fiscal years and should be applied with a modified retrospective approach. Early adoption is permitted. We are evaluating the impact of these ASU's on our consolidated financial statements and disclosures.

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

•
FASB ASU No. 2016-16, issued in October 2016, as amended by ASU 2018-05 in March 2018, which eliminates a prior exception and now requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory (for example, intellectual property and property, plant and equipment) when the transfer occurs. These ASU's are effective for fiscal years beginning after December 15, 2017 (our fiscal year beginning on August 1, 2018), and interim periods within those fiscal years and shall be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted. Adoption of these ASU's are not expected to have a material impact on our consolidated financial statements and disclosures.

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

•
FASB ASU No. 2017-12, issued in August 2017, which expands and refines hedge accounting for both nonfinancial and financial risk components and simplifies and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This ASU is effective for fiscal years beginning after December 15, 2018 (our fiscal year beginning on August 1, 2019) and for interim periods therein, with early adoption permitted. We are evaluating the impact of this ASU on the consolidated financial statements and disclosures; however, we do not expect the adoption to have any effect given that we historically have not engaged in hedge transactions.

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

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of April 30, 2018, we had cash and cash equivalents of $44.2 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of April 30, 2018, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended July 31, 2017 or Form 10-Q for the three and six months ended January 31, 2018.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 6.    Exhibits

(a)	Exhibits

Exhibit 10.1 - 2000 Stock Incentive Plan, Amended and Restated, Effective March 6, 2018

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	June 6, 2018	By: /s/ Fred Kornberg
Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date:	June 6, 2018	By: /s/ Michael D. Porcelain
Michael D. Porcelain
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)