Form 10-Q
period 2018-10-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2018-12-06
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2018

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
Yes               No
APPLICABLE ONLY TO CORPORATE ISSUERS:
As of November 30, 2018, the number of outstanding shares of Common Stock, par value $0.10 per share, of the registrant was 23,905,893 shares.

Index

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2018	July 31, 2018
Assets
Current assets:
Cash and cash equivalents	$42,943,000	43,484,000
Accounts receivable, net	159,255,000	147,439,000
Inventories, net	89,569,000	75,076,000
Prepaid expenses and other current assets	13,133,000	13,794,000
Total current assets	304,900,000	279,793,000
Property, plant and equipment, net	28,543,000	28,987,000
Goodwill	290,633,000	290,633,000
Intangibles with finite lives, net	236,507,000	240,796,000
Deferred financing costs, net	3,678,000	2,205,000
Other assets, net	2,679,000	2,743,000
Total assets	$866,940,000	845,157,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,340,000	43,928,000
Accrued expenses and other current liabilities	68,809,000	65,034,000
Dividends payable	2,381,000	2,356,000
Contract liabilities	34,460,000	34,452,000
Current portion of long-term debt	—	17,211,000
Current portion of capital lease and other obligations	1,579,000	1,836,000
Interest payable	26,000	499,000
Total current liabilities	142,595,000	165,316,000
Non-current portion of long-term debt, net	193,400,000	148,087,000
Non-current portion of capital lease and other obligations	586,000	765,000
Income taxes payable	407,000	2,572,000
Deferred tax liability, net	13,200,000	10,927,000
Long-term contract liabilities	6,813,000	7,689,000
Other liabilities	3,843,000	4,117,000
Total liabilities	360,844,000	339,473,000
Commitments and contingencies (See Note 18)
Stockholders’ equity:
Preferred stock, par value $0.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $0.10 per share; authorized 100,000,000 shares; issued 38,938,844 shares and 38,860,571 shares at October 31, 2018 and July 31, 2018, respectively	3,894,000	3,886,000
Additional paid-in capital	537,852,000	538,453,000
Retained earnings	406,199,000	405,194,000
	947,945,000	947,533,000
Less:
Treasury stock, at cost (15,033,317 shares at October 31, 2018 and July 31, 2018)	(441,849,000)	(441,849,000)
Total stockholders’ equity	506,096,000	505,684,000
Total liabilities and stockholders’ equity	$866,940,000	845,157,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended October 31,

	2018	2017
Net sales	$160,844,000	121,569,000
Cost of sales	103,075,000	73,853,000
Gross profit	57,769,000	47,716,000

Expenses:
Selling, general and administrative	31,847,000	28,475,000
Research and development	13,210,000	13,750,000
Amortization of intangibles	4,289,000	5,269,000
Acquisition plan expenses	1,130,000	—
	50,476,000	47,494,000

Operating income	7,293,000	222,000

Other expenses:
Interest expense	2,669,000	2,588,000
Write-off of deferred financing costs	3,217,000	—
Interest (income) and other	66,000	39,000

Income (loss) before benefit from income taxes	1,341,000	(2,405,000)
Benefit from income taxes	(2,127,000)	(745,000)

Net income (loss)	$3,468,000	(1,660,000)
Net income (loss) per share (See Note 5):
Basic	$0.14	(0.07)
Diluted	$0.14	(0.07)

Weighted average number of common shares outstanding – basic	23,999,000	23,797,000

Weighted average number of common and common equivalent shares outstanding – diluted	24,375,000	23,797,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED OCTOBER 31, 2018 AND 2017
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2017	38,619,467	$3,862,000	$533,001,000	$385,136,000	15,033,317	$(441,849,000)	$480,150,000
Equity-classified stock award compensation	—	—	747,000	—	—	—	747,000
Proceeds from issuance of employee stock purchase plan shares	11,674	1,000	188,000	—	—	—	189,000
Forfeiture of restricted stock	(10,254)	(1,000)	1,000	—	—	—	—
Net settlement of stock-based awards	19,624	2,000	(997,000)	—	—	—	(995,000)
Cash dividends declared, net ($0.10 per share)	—	—	—	(2,351,000)	—	—	(2,351,000)
Accrual of dividend equivalents, net of reversal ($0.10 per share)	—	—	—	(61,000)	—	—	(61,000)
Net loss	—	—	—	(1,660,000)	—	—	(1,660,000)
Balance as of October 31, 2017	38,640,511	$3,864,000	$532,940,000	$381,064,000	15,033,317	$(441,849,000)	$476,019,000

Balance as of July 31, 2018	38,860,571	$3,886,000	$538,453,000	$405,194,000	15,033,317	$(441,849,000)	$505,684,000
Equity-classified stock award compensation	—	—	1,046,000	—	—	—	1,046,000
Proceeds from exercises of stock options	6,100	1,000	173,000	—	—	—	174,000
Proceeds from issuance of employee stock purchase plan shares	8,861	1,000	240,000	—	—	—	241,000
Issuance of restricted stock	10,386	1,000	(1,000)	—	—	—	—
Net settlement of stock-based awards	52,926	5,000	(2,059,000)	—	—	—	(2,054,000)
Cash dividends declared ($0.10 per share)	—	—	—	(2,381,000)	—	—	(2,381,000)
Accrual of dividend equivalents, net of reversal ($0.10 per share)	—	—	—	(82,000)	—	—	(82,000)
Net income	—	—	—	3,468,000	—	—	3,468,000
Balance as of October 31, 2018	38,938,844	$3,894,000	$537,852,000	$406,199,000	15,033,317	$(441,849,000)	$506,096,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended October 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$3,468,000	(1,660,000)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	2,851,000	3,346,000
Amortization of intangible assets with finite lives	4,289,000	5,269,000
Amortization of stock-based compensation	1,046,000	747,000
Amortization of deferred financing costs	548,000	548,000
Write-off of deferred financing costs	3,217,000	—
Loss on disposal of property, plant and equipment	32,000	2,000
(Benefit from) provision for allowance for doubtful accounts	(7,000)	147,000
Provision for excess and obsolete inventory	747,000	693,000
Deferred income tax expense	2,273,000	2,718,000
Changes in assets and liabilities:
Accounts receivable	(12,267,000)	10,719,000
Inventories	(15,240,000)	(10,281,000)
Prepaid expenses and other current assets	3,054,000	1,714,000
Other assets	64,000	(200,000)
Accounts payable	(9,180,000)	610,000
Accrued expenses and other current liabilities	8,526,000	(2,379,000)
Contract liabilities	(2,947,000)	(1,635,000)
Other liabilities, non-current	275,000	(313,000)
Interest payable	(455,000)	(213,000)
Income taxes payable	(4,424,000)	(3,346,000)
Net cash (used in) provided by operating activities	(14,130,000)	6,486,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,645,000)	(1,108,000)
Net cash used in investing activities	(1,645,000)	(1,108,000)

Cash flows from financing activities:
Borrowings of long-term debt under Credit Facility	193,400,000	—
Net (payments) borrowings under Revolving Loan portion of Prior Credit Facility	(48,603,000)	6,400,000
Repayment of debt under Term Loan portion of Prior Credit Facility	(120,121,000)	(7,127,000)
Remittance of employees' statutory tax withholdings for stock awards	(5,017,000)	(995,000)
Cash dividends paid	(2,615,000)	(2,459,000)
Payment of deferred financing costs	(1,771,000)	—
Repayment of principal amounts under capital lease and other obligations	(454,000)	(723,000)
Proceeds from issuance of employee stock purchase plan shares	241,000	189,000
Proceeds from exercises of stock options	174,000	—
Net cash provided by (used in) financing activities	15,234,000	(4,715,000)

Net (decrease) increase in cash and cash equivalents	(541,000)	663,000
Cash and cash equivalents at beginning of period	43,484,000	41,844,000
Cash and cash equivalents at end of period	$42,943,000	42,507,000
See accompanying notes to condensed consolidated financial statements. (Continued)

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)
	Three months ended October 31,
	2018	2017
Supplemental cash flow disclosures:
Cash paid (received) during the period for:
Interest	$2,470,000	2,164,000
Income taxes, net	$25,000	(113,000)

Non-cash investing and financing activities:
Cash dividends declared but unpaid (including dividend equivalents)	$2,463,000	2,412,000
Accrued additions to property, plant and equipment	$795,000	794,000
Accrued deferred financing costs	$41,000	—
Issuance (forfeiture) of restricted stock	$1,000	(1,000)

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and its subsidiaries ("Comtech," "we," "us," or "our") as of and for the three months ended October 31, 2018 and 2017 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Our condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, filed with the Securities and Exchange Commission ("SEC"), for the fiscal year ended July 31, 2018 and the notes thereto contained in our Annual Report on Form 10-K, and all of our other filings with the SEC.

As disclosed in more detail in Note (14) - "Segment Information," we manage our business in two reportable segments: Commercial Solutions and Government Solutions.

Certain reclassifications have been made to previously reported condensed consolidated financial statements to conform to the current fiscal period presentation.

(2)    Adoption of Accounting Standards and Updates

We are required to prepare our condensed consolidated financial statements in accordance with the Financial Accounting Standard Board ("FASB") Accounting Standards Codification ("ASC") which is the source for all authoritative U.S. generally accepted accounting principles, which are commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs"). During the three months ended October 31, 2018, we adopted:

•	FASB ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)." See Note (3) - "Revenue" for further information.

•
FASB ASU No. 2016-16 “Intra-Entity Transfers of Assets Other Than Inventory,” which eliminates a prior exception and now requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory (for example, intellectual property and property, plant and equipment) when the transfer occurs. We adopted this ASU on August 1, 2018. There was no material impact to our consolidated financial statements (including any cumulative-effect adjustment) and disclosures upon such adoption.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(3)    Revenue

On August 1, 2018, we adopted ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)” or “ASC 606” applying the modified retrospective transition method. Except for new presentation or disclosure requirements, the impact of adoption, both as of August 1, 2018 and for the three months ended October 31, 2018, was not material to our business, results of operations or financial condition. As a practical expedient, we adopted the new standard only for existing contracts as of August 1, 2018. All periods prior to August 1, 2018 will continue to be reported under the accounting standards in effect in those periods. As a result of ASC 606, we made the following adjustments to our Condensed Consolidated Balance Sheet as of August 1, 2018:

	As reported at	Adoption of	Balance at
	July 31, 2018	ASC 606	August 1, 2018
Accrued expenses and other current liabilities(1)	$65,034,000	$(2,079,000)	$62,955,000
Contract liabilities, current and non-current(2)	42,141,000	2,079,000	44,220,000

(1) See Note (8) - "Accrued expenses and other current liabilities" for further discussion of reclassification.
(2) Formerly presented on the face of our Condensed Consolidated Balance Sheet as "Customer advances and deposits, current and non-current" prior to our adoption of ASC 606.

The core principle of ASC 606 is that revenue should be recorded in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. Under ASC 606, we follow a five-step model to (1) identify the contract with our customer; (2) identify our performance obligations in our contract; (3) determine the transaction price for our contract; (4) allocate the transaction price to our performance obligations; and (5) recognize revenue using one of the following two methods:

•
Over time - We recognize revenue using the over time method when there is a continuous transfer of control to the customer over the contractual period of performance. This generally occurs when we enter into a long-term contract relating to the design, development or manufacture of complex equipment or technology platforms to a buyer’s specification (or to provide services related to the performance of such contracts). Continuous transfer of control is typically supported by contract clauses which allow our customers to unilaterally terminate a contract for convenience, pay for costs incurred plus a reasonable profit and take control of work-in-process. Revenue recognized over time is generally based on the extent of progress toward completion of the related performance obligations. The selection of the method to measure progress requires judgment and is based on the nature of the products or services provided. In certain instances, typically for firm fixed-price contracts, we use the cost-to-cost measure because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion, including warranty costs. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Costs to fulfill generally include direct labor, materials, subcontractor costs, other direct costs and an allocation of indirect costs. When these contracts are modified, the additional goods or services are generally not distinct from those already provided. As a result, these modifications form part of an existing contract and we must update the transaction price and our measure of progress for the single performance obligation and recognize a cumulative catch-up to revenue and gross profits.

For over time contracts using a cost-to-cost measure of progress, we have an estimate at completion (“EAC”) process in which management reviews the progress and execution of our performance obligations. This EAC process requires management judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Since certain contracts extend over a long period of time, the impact of revisions in revenue and or cost estimates during the progress of work may impact current period earnings through a cumulative adjustment. Additionally, if the EAC process indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract revenue and cost estimates for significant contracts are generally reviewed and reassessed at least quarterly.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The cost-to-cost method is principally used to account for contracts in our command and control solutions and over-the-horizon microwave systems product lines and, to a lesser extent, certain location based and messaging infrastructure contracts in our enterprise technology solutions product line. For service-based contracts in both our enterprise technology solutions and safety and security technology solutions product lines, we recognize revenue over time. These services are typically recognized as a series of services performed over the contract term using the straight-line method, or based on our customers’ actual usage of the networks and platforms which we provide.

•
Point in time - When a performance obligation is not satisfied over time, we must record revenue using the point in time accounting method which generally results in revenue being recognized upon shipment or delivery of a promised good or service to a customer. This generally occurs when we enter into short term contracts or purchase orders where items are provided to customers with relatively quick turn-around times. Modifications to such contracts and or purchase orders, which typically provide for additional quantities or services, are accounted for as a new contract because the pricing for these additional quantities or services are based on standalone selling prices.

Point in time accounting is principally applied to contracts in our satellite earth station product line (which includes satellite modems, traveling wave tube amplifiers (“TWTAs”) and solid-state power amplifiers ("SSPAs")) and solid-state high-power narrow and broadband amplifiers. Point in time accounting is also applied to certain contracts in our command and control solutions product line. The contracts related to these product lines do not meet the requirements for over time revenue recognition because our customers cannot utilize the equipment for its intended purpose during any phase of our manufacturing process; customers do not simultaneously receive and or consume the benefits provided by our performance; customers do not control the asset (i.e., prior to delivery, customers cannot direct the use of the asset, sell or exchange the equipment, etc.); and, although many of our contracts have termination for convenience clauses and or an enforceable right to payment for performance completed to date, our performance creates an asset with an alternative use through the point of delivery.

In determining that our equipment has alternative use, we considered the underlying manufacturing process for our products. In the early phases of manufacturing, raw materials and work in process (including subassemblies) consist of common parts that are highly fungible among many different types of products and customer applications. Finished products are either configured to our standard configuration or based on our customers’ specifications. Finished products, whether built to our standard specification or to a customers’ specification, can be sold to a variety of customers and across many different end use applications with minimal rework, if needed, and without incurring a significant economic loss.

When identifying a contract with our customer, we consider when it has approval and commitment from both parties, if the rights of the parties are identified, if the payment terms are identified, if it has commercial substance and if collectability is probable.

When identifying performance obligations, we consider whether there are multiple promises and how to account for them. In our contracts, multiple promises are separated if they are distinct, both individually and in the context of the contract. If multiple promises in a contract are highly interrelated or comprise a series of distinct services performed over time, they are combined into a single performance obligation. In some cases, we may also provide the customer with an additional service-type warranty, which we recognize as a separate performance obligation. Service-type warranties do not represent a significant portion of our consolidated net sales. When service-type warranties represent a separate performance obligation, the revenue is deferred and recognized ratably over the extended warranty period. Our contracts, from time-to-time, may also include options for additional goods and services. To-date, these options have not represented material rights to the customer as the pricing for them reflects standalone selling prices. As a result, we do not consider options we offer to be performance obligations for which we must allocate a portion of the transaction price. In many cases, we provide assurance-type warranty coverage for some of our products for a period of at least one year from the date of delivery.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

When identifying the transaction price, we typically utilize the contract's stated price as a starting point. The transaction price in certain arrangements may include estimated amounts of variable consideration, including award fees, incentive fees or other provisions that can either increase or decrease the transaction price. We estimate variable consideration as the amount to which we expect to be entitled, and we include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the estimation uncertainty is resolved. The estimation of this variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (e.g., historical, current and forecasted) that is reasonably available to us.

When allocating the contract’s transaction price, we consider each distinct performance obligation. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. We determine standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price taking into account available information such as market conditions, including geographic or regional specific factors, competitive positioning, internal costs, profit objectives and internally approved pricing guidelines related to the performance obligations.

Almost all of our contracts with customers are denominated in U.S. dollars and typically either firm fixed-price or cost reimbursable type contracts (including fixed-fee, incentive-fee and time-and-material type contracts). In almost all of our contracts with customers, we are the principal in the arrangement and report revenue on a gross basis. Transaction prices for contracts with U.S. domestic and international customers are usually based on specific negotiations with each customer and in the case of the U.S. government, sometimes based on estimated or actual costs of providing the goods or services in accordance with applicable regulations. Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended October 31,
	2018	2017
United States
U.S. government	44.2%	32.4%
Domestic	31.4%	44.3%
Total United States	75.6%	76.7%

International	24.4%	23.3%
Total	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales, are sales to Verizon Communications Inc. ("Verizon"). Sales to Verizon were 11.7% of consolidated net sales for the three months ended October 31, 2017. International sales for the three months ended October 31, 2018 and 2017 include sales to U.S. domestic companies for inclusion in products that are sold to international customers. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for the three months ended October 31, 2018 and 2017.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The following tables summarize our disaggregation of revenue consistent with information reviewed by our chief operating decision-maker ("CODM") for the three months ended October 31, 2018. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors which impact our business:

	Three months ended October 31, 2018
	Commercial Solutions	Government Solutions	Total
Geographical region and customer type
U.S. government	$14,220,000	56,824,000	$71,044,000
Domestic	42,237,000	8,274,000	50,511,000
Total United States	56,457,000	65,098,000	121,555,000

International	21,516,000	17,773,000	39,289,000
Total	$77,973,000	82,871,000	$160,844,000
Contract type
Firm fixed price	$76,290,000	63,611,000	$139,901,000
Cost reimbursable	1,683,000	19,260,000	20,943,000
Total	$77,973,000	82,871,000	$160,844,000
Transfer of control
Point in time	$37,945,000	52,623,000	$90,568,000
Over time	40,028,000	30,248,000	70,276,000
Total	$77,973,000	82,871,000	$160,844,000

The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on our Condensed Consolidated Balance Sheet. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. For certain contracts with provisions that are intended to protect customers in the event we do not satisfy our performance obligations, billings occur subsequent to revenue recognition, resulting in what we have historically presented as unbilled receivables. Under ASC 606, unbilled receivables constitute contract assets. There were no material impairment losses recognized on contract assets during the three months ended October 31, 2018. On large long term contracts, and for contracts with international customers that do not do business with us regularly, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to-date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract. Under the typical payment terms for our contracts accounted for at a point in time, costs are accumulated in inventory until the time of billing, which generally coincides with revenue recognition. Of the total contract liabilities at August 1, 2018, $23,127,000 was recognized as revenue during the three months ended October 31, 2018.

We recognize the incremental costs to obtain or fulfill a contract as expense when incurred if the amortization period of the asset is one year or less. Incremental costs to obtain or fulfill contracts with an amortization period greater than one year were not material. As commissions payable to our sales and marketing employees or contractors are contingent upon multiple factors, such commissions are not considered direct costs to obtain or fulfill a contract with a customer and are expensed as incurred in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations. Commissions payable to our third party sales representatives related to large long-term contracts are included in total estimated costs at completion for such contracts and are expensed over time through cost of sales on our Condensed Consolidated Statements of Operations, as we consider these types of commissions direct and incremental costs to obtain and fulfill such contracts.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under indefinite delivery / indefinite quantity ("IDIQ") contracts. As of October 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $627,252,000. We expect that a significant portion of our remaining performance obligations at October 31, 2018 will be completed and recognized as revenue during the year. During the three months ended October 31, 2018, revenue recognized from performance obligations satisfied, or partially satisfied, in previous periods (for example due to changes in the transaction price) was not material.

(4)    Fair Value Measurements and Financial Instruments

Using the fair value hierarchy described in FASB ASC 820 "Fair Value Measurements and Disclosures," we valued our cash and cash equivalents using Level 1 inputs that were based on quoted market prices.

We believe that the carrying amounts of our other current financial assets (such as accounts receivable) and other current liabilities (including accounts payable, accrued expenses and the current portion of our favorable AT&T warranty settlement) approximate their fair values due to their short-term maturities.

The fair value of our Credit Facility that we entered into on October 31, 2018 approximates its carrying amount due to its variable interest rate and pricing grid that is dependent upon our leverage ratio as of the end of each fiscal quarter. We believe the fair value of our non-current portion of capital lease and other obligations, which currently has a blended interest rate of 7.1%, would not be materially different than its carrying value as of October 31, 2018.

The fair value of the non-current portion of our favorable AT&T warranty settlement would not be materially different than its carrying value as of as of October 31, 2018, given our belief that the present value of such liability reflects market participants' assumptions for a similar junior, unsecured debt instrument. See Note (8) - "Accrued Expenses and Other Current Liabilities" for further discussion of the favorable AT&T warranty settlement.

As of October 31, 2018 and July 31, 2018, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

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

There were no purchases of our common stock during the three months ended October 31, 2018 or 2017. See Note (17) - "Stockholders’ Equity" for more information.

Weighted average stock options, RSUs and restricted stock outstanding of 279,000 and 2,246,000 for the three months ended October 31, 2018 and 2017, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 236,000 and 252,000 weighted average performance shares outstanding for the three months ended October 31, 2018 and 2017, respectively, as the performance conditions have not yet been satisfied. However, the compensation expense related to these awards is included in net income (loss) (the numerator) for EPS calculations for each respective period.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended October 31,
	2018	2017
Numerator:
Net income (loss) for basic calculation	$3,468,000	(1,660,000)
Numerator for diluted calculation	$3,468,000	(1,660,000)

Denominator:
Denominator for basic calculation	23,999,000	23,797,000
Effect of dilutive securities:
Stock-based awards	376,000	—
Denominator for diluted calculation	24,375,000	23,797,000

(6)    Accounts Receivable

Accounts receivable consist of the following at:

	October 31, 2018	July 31, 2018
Receivables from commercial and international customers	$77,771,000	83,411,000
Unbilled receivables from commercial and international customers	19,549,000	19,731,000
Receivables from the U.S. government and its agencies	61,370,000	26,251,000
Unbilled receivables from the U.S. government and its agencies	2,217,000	19,807,000
Total accounts receivable	160,907,000	149,200,000
Less allowance for doubtful accounts	1,652,000	1,761,000
Accounts receivable, net	$159,255,000	147,439,000

Unbilled receivables as of October 31, 2018 relate to contracts-in-progress for which revenue has been recognized, but for which we have not yet earned the right to bill the customer for work performed to-date. Under ASC 606, which we adopted on August 1, 2018 (see Note (3) - “Revenue”), unbilled receivables constitute contract assets. Management estimates that substantially all amounts not yet billed at October 31, 2018 will be billed and collected within one year.

Of the unbilled receivables from commercial and international customers at October 31, 2018 and July 31, 2018, approximately $1,592,000 and $1,558,000, respectively, relates to a large over-the-horizon microwave system contract with our large U.S. prime contractor customer (all of which related to our North African country end-customer).

As of October 31, 2018, except for the U.S. government (and its agencies), which represented 39.5% of total accounts receivable, there were no other customers which accounted for greater than 10.0% of total accounts receivable. As of July 31, 2018, the U.S. government (and its agencies) and Verizon represented 30.9% and 10.1%, respectively, of total accounts receivable.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(7)    Inventories

Inventories consist of the following at:

	October 31, 2018	July 31, 2018
Raw materials and components	$56,815,000	53,649,000
Work-in-process and finished goods	49,295,000	38,854,000
Total inventories	106,110,000	92,503,000
Less reserve for excess and obsolete inventories	16,541,000	17,427,000
Inventories, net	$89,569,000	75,076,000

As of October 31, 2018 and July 31, 2018, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $1,235,000 and $1,249,000, respectively, and the amount of inventory related to contracts from third party commercial customers who outsource their manufacturing to us was $1,334,000 and $1,310,000, respectively.

(8)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	October 31, 2018	July 31, 2018
Accrued wages and benefits	$22,506,000	23,936,000
Accrued contract costs	13,285,000	10,016,000
Accrued warranty obligations	9,982,000	11,738,000
Accrued legal costs	6,946,000	6,179,000
Accrued commissions and royalties	4,605,000	4,654,000
Other	11,485,000	8,511,000
Accrued expenses and other current liabilities	$68,809,000	65,034,000

On August 1, 2018, in connection with our adoption of ASC 606, $2,079,000 of accrued expenses and other current liabilities were reclassified to contract liabilities on our Condensed Consolidated Balance Sheet. Of this total amount, $1,679,000 and $400,000, respectively, was reclassified from the “accrued warranty obligations” and “other” categories presented in the above table to contract liabilities as they represented deferred revenue related to service-type warranty performance obligations. See Note (3) - "Revenue" for further discussion of our adoption of ASC 606.

Other accrued expenses as of October 31, 2018 include $992,000 for the current portion of the facility exit costs related to the closure of a manufacturing facility, as discussed in more detail in Note (9) - "Cost Reduction Actions."

Accrued legal costs as of October 31, 2018 and July 31, 2018 include $3,314,000 and $3,372,000, respectively, related to estimated costs associated with certain TeleCommunication Systems, Inc. ("TCS") intellectual property matters. The accrued potential settlement costs do not reflect the final amounts we may actually pay. Ongoing legal costs associated with defending legacy TCS intellectual property matters and the ultimate resolution could vary and have a material adverse effect on our future consolidated results of operations, financial position or cash flows. TCS intellectual property matters are discussed in more detail in Note (18) - "Legal Proceedings and Other Matters."

Accrued contract costs represent direct and indirect costs on contracts as well as estimates of amounts owed for invoices not yet received from vendors or reflected in accounts payable.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Accrued warranty obligations as of October 31, 2018 relate to estimated liabilities for assurance-type warranty coverage that we provide to our customers. We generally provide warranty coverage for some of our products for a period of at least one year from the date of delivery. We record a liability for estimated warranty expense based on historical claims, product failure rates, a consideration of contractual obligations, future costs to resolve software issues and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Changes in our accrued warranty obligations during the three months ended October 31, 2018 and 2017 were as follows:

	Three months ended October 31,
	2018	2017
Balance at beginning of period	$11,738,000	17,617,000
Reclass to contract liabilities as of August 1, 2018	(1,679,000)	—
Provision for warranty obligations	1,020,000	1,106,000
Charges incurred	(1,515,000)	(1,830,000)
Warranty settlement and reclass (see below)	418,000	(3,892,000)
Balance at end of period	$9,982,000	13,001,000

Our current accrued warranty obligations at October 31, 2018 and July 31, 2018 include $4,402,000 and $4,650,000, respectively, of warranty obligations for a small product line that we refer to as the TCS 911 call handling software solution. This solution was licensed to customers prior to our acquisition of TCS. During the three months ended October 31, 2017, we entered into a full and final warranty settlement with AT&T, the largest customer/distributor of this product line, pursuant to which we issued thirty-six credits to AT&T of $153,000 which AT&T can apply on a monthly basis to purchases of solutions from us, beginning October 2017 through September 2020. As of October 31, 2018, the total present value of these monthly credits is $3,232,000, of which $1,621,000 is included in our current accrued warranty obligations and $1,611,000 is reflected in other liabilities (non-current) on our Condensed Consolidated Balance Sheet. In connection with this favorable settlement, during the three months ended October 31, 2017, we recorded a benefit to cost of sales of $660,000.

(9)    Cost Reduction Actions

During the three months ended three months ended October 31, 2018, we took steps to improve our future operating results and we successfully consolidated our Government Solutions segment’s manufacturing facility located in Tampa, Florida with another facility that we maintain in Orlando, Florida; and in doing so, incurred $1,373,000 of facility exit costs, which are recorded in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations. Of this amount, $992,000 and $381,000, respectively, was included in accrued expenses and other current liabilities and other liabilities (non-current) on our Condensed Consolidated Balance Sheet as of October 31, 2018. To-date, we have incurred an immaterial amount of severance and retention costs related to our shift in strategy.

(10)    Credit Facility

On October 31, 2018, we entered into a First Amended and Restated Credit Agreement (the “Credit Facility”) with a syndicate of lenders, replacing our prior Credit Agreement dated as of February 23, 2016 (as amended by that certain First Amendment, dated as of June 6, 2017 (the “Prior Credit Facility”)). In connection with the establishment of our new Credit Facility, we wrote-off $3,217,000 of deferred financing costs primarily related to the Term Loan Facility portion of our Prior Credit Facility and capitalized deferred financing costs of $1,812,000 related to the new Credit Facility.

The new Credit Facility provides a senior secured loan facility of up to $550,000,000 consisting of: (i) a revolving loan facility (“Revolving Loan Facility”) with a borrowing limit of $300,000,000; (ii) an accordion feature allowing us to borrow up to an additional $250,000,000; (iii) a $35,000,000 letter of credit sublimit; and (iv) a swingline loan credit sublimit of $25,000,000.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The Credit Facility matures on October 31, 2023 (the “Revolving Maturity Date”). If we issue new unsecured debt in excess of $5,000,000 with a maturity date that is less than 91 days from October 31, 2023, the Revolving Maturity Date would automatically accelerate so that it would be 91 days earlier than the maturity date of the new unsecured debt.

The proceeds of the new Credit Facility were used, in part, to repay in full the outstanding borrowings under the Prior Credit Facility, and additional proceeds of the Credit Facility are expected to be used by us for working capital and other general corporate purposes. As of October 31, 2018, the amount outstanding under our Credit Facility was $193,400,000, which is reflected in the non-current portion of long-term debt on our Condensed Consolidated Balance Sheet. At October 31, 2018, we had $2,705,000 of standby letters of credit outstanding under our Credit Facility related to guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

As of October 31, 2018, total net deferred financing costs related to the Credit Facility were $3,678,000 and will be amortized over the term of our Credit Facility through October 31, 2023.

Interest expense, including amortization of deferred financing costs, recorded during the three months ended October 31, 2018 and 2017, was: (i) $2,542,000 and $2,465,000, respectively; (ii) principally related to the Prior Credit Facility; and (iii) reflects a blended interest rate of approximately 6.00% and 5.30%, respectively.

Borrowings under the Credit Facility shall be either: (i) Alternate Base Rate borrowings, which bear interest from the applicable borrowing date at a rate per annum equal to (x) the greatest of (a) the Prime Rate (as defined) in effect on such day, (b) the Federal Funds Effective Rate (as defined) in effect on such day plus 1/2 of 1.00% per annum and (c) the Adjusted LIBO Rate (as defined) on such day (or, if such day is not a business day, the immediately preceding business day) plus 1.00% per annum, plus (y) the Applicable Rate (as defined), or (ii) Eurodollar borrowings, which bear interest from the applicable borrowing date at a rate per annum equal to (x) the Adjusted LIBO Rate for such interest period plus (y) the Applicable Rate. Determination of the Applicable Rate is based on a pricing grid that is dependent upon our Secured Leverage Ratio (as defined) as of the end of each fiscal quarter for which consolidated financial statements have been most recently delivered.

The Credit Facility contains customary representations, warranties and affirmative covenants. The Credit Facility also contains customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stockholder dividends, and (vii) certain other restrictive agreements. The Credit Facility also contains certain financial covenants and customary events of default (subject to grace periods, as appropriate), such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe the negative covenants and other covenants related to the operation of our business. In addition, under certain circumstances, we may be required to enter into amendments to the Credit Facility in connection with any further syndication of the Credit Facility.

The Credit Facility provides for, among other things: (i) a significant increase in our balance sheet flexibility; (ii) no scheduled payments of principal until maturity; (iii) a maximum Secured Leverage Ratio of 3.75x trailing twelve months ("TTM") Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") and a Maximum Total Leverage Ratio of 4.50x TTM Adjusted EBITDA, each with no step downs; (iv) a Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA; (v) reduced interest rates of approximately 25 basis points as compared to the Prior Credit Facility (based on our Secured Leverage Ratio as of July 31, 2018); and (vi) the elimination or relaxation of many restrictive covenants in our Prior Credit Facility.

As of October 31, 2018, our Secured Leverage Ratio was 2.25x TTM Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of October 31, 2018 was 11.31x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA. Given our expected future business performance, we anticipate maintaining compliance with the terms and financial covenants in our Credit Facility for the foreseeable future.

The obligations under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the “Guarantors”). As collateral security under the Credit Facility and the guarantees thereof, we and the Guarantors have granted to the administrative agent, for the benefit of the lenders, a lien on, and first priority security interest in, substantially all of our tangible and intangible assets.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

On December 6, 2018, we entered into the first amendment to the Credit Facility. The purpose of the amendment is to provide for a mechanism to replace the LIBO rate for Eurodollar borrowings with an alternative benchmark interest rate, should the LIBO rate generally become unavailable in the future on an other-than-temporary basis.

The Prior Credit Facility was a $400,000,000 secured credit facility, and comprised of a senior secured term loan A facility of $250,000,000 (the "Term Loan Facility") and a secured revolving loan facility of up to $150,000,000, including a $25,000,000 letter of credit sublimit (the "Revolving Loan Facility"). The proceeds of the Prior Credit Facility were primarily used to finance our acquisition of TCS, including the repayment of certain existing indebtedness of TCS. Under the Revolving Loan Facility, during the three months ended October 31, 2018, we had outstanding balances ranging from $34,904,000 to $63,804,000.

As of July 31, 2018, the net amount outstanding under the Prior Credit Facility was as follows:

July 31, 2018
Term Loan Facility	$120,121,000
Less unamortized deferred financing costs related to Term Loan Facility	3,427,000
Term Loan Facility, net	116,694,000
Revolving Loan Facility	48,604,000
Amount outstanding under Prior Credit Facility, net	165,298,000
Less current portion of long-term debt	17,211,000
Non-current portion of long-term debt	$148,087,000

Capitalized terms used but not defined herein have the meanings set forth for such terms in the Credit Facility and the Prior Credit Facility, which have been documented and filed with the SEC.

(11)    Capital Lease and Other Obligations

We lease certain equipment under capital leases. As of October 31, 2018 and July 31, 2018, the net book value of the leased assets which collateralize the capital lease and other obligations was $2,001,000 and $2,547,000, respectively, and consisted primarily of machinery and equipment. Depreciation of leased assets is included in depreciation expense.

As of October 31, 2018, our capital lease and other obligations reflect a blended interest rate of approximately 7.1%. Our capital leases generally contain provisions whereby we can purchase the equipment at the end of the lease for a one dollar buyout.

Future minimum payments under capital lease and other obligations consisted of the following at October 31, 2018:

Remainder of fiscal 2019	$1,495,000
Fiscal 2020	780,000
Fiscal 2021 and beyond	—
Total minimum lease payments	2,275,000
Less: amounts representing interest	110,000
Present value of net minimum lease payments	2,165,000
Current portion of capital lease and other obligations	1,579,000
Non-current portion of capital lease and other obligations	$586,000

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

The remeasurement of deferred taxes as a result of Tax Reform is an estimate and will be finalized after we file our federal and state income tax returns for fiscal 2018. The estimated impact recorded in fiscal 2018 will change if the timing of the deferred tax impacts shift between fiscal 2018 and fiscal 2019 and beyond. In addition, it is possible that the Internal Revenue Service ("IRS") will issue clarifying or interpretive guidance related to Tax Reform, which may ultimately result in a change to our estimated income tax.

At October 31, 2018 and July 31, 2018, total unrecognized tax benefits were $7,324,000 and $9,339,000, respectively, including interest of $52,000 and $202,000, respectively. At October 31, 2018 and July 31, 2018, $407,000 and $2,572,000, respectively, of our unrecognized tax benefits were recorded as non-current income taxes payable in our Condensed Consolidated Balance Sheets. The remaining unrecognized tax benefits of $6,917,000 and $6,767,000 at October 31, 2018 and July 31, 2018, respectively, were presented as an offset to the associated non-current deferred tax assets in our Condensed Consolidated Balance Sheets. Of the total unrecognized tax benefits, $6,693,000 and $8,563,000, at October 31, 2018 and July 31, 2018, respectively, net of the reversal of the federal benefit recognized as a deferred tax asset relating to state reserves, would favorably impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our condensed consolidated financial statements. Our policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense.

During the three months ended October 31, 2018, the IRS finalized its audit of our federal income tax return for fiscal 2016 without assessing additional taxes. Our federal income tax returns for fiscal 2015 and 2017 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2014 are subject to audit. TCS' federal income tax returns for tax year 2015 and the tax period from January 1, 2016 to February 23, 2016 are subject to potential future IRS audit. None of TCS' state income tax returns prior to calendar year 2014 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

(13)    Stock-Based Compensation

Overview

We issue stock-based awards to certain of our employees and our Board of Directors pursuant to our 2000 Stock Incentive Plan, as amended, (the "Plan") and our 2001 Employee Stock Purchase Plan, as amended and restated effective December 4, 2018 (the "ESPP"), and recognize related stock-based compensation in our condensed consolidated financial statements. The Plan provides for the granting to employees and consultants of Comtech (including prospective employees and consultants): (i) incentive and non-qualified stock options, (ii) restricted stock units ("RSUs"), (iii) RSUs with performance measures (which we refer to as "performance shares"), (iv) restricted stock, (v) stock units (reserved for issuance to non-employee directors) and share units (reserved for issuance to employees) (collectively, "share units") and (vi) stock appreciation rights ("SARs"), among other types of awards. Our non-employee directors are eligible to receive non-discretionary grants of stock-based awards, subject to certain limitations.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

As of October 31, 2018, the aggregate number of shares of common stock which may be issued, pursuant to the Plan, may not exceed 10,362,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and employee purchases under the ESPP with the issuance of new shares of our common stock.

As of October 31, 2018, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 8,327,069 shares (net of 3,944,088 expired and canceled awards), of which an aggregate of 5,880,127 have been exercised or settled.

As of October 31, 2018, the following stock-based awards, by award type, were outstanding:

Stock options	1,590,045
Performance shares	260,262
RSUs and restricted stock	440,829
Share units	155,806
Total	2,446,942

Our ESPP provides for the issuance of up to 1,050,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance. Through October 31, 2018, we have cumulatively issued 752,596 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended October 31,
	2018	2017
Cost of sales	$58,000	40,000
Selling, general and administrative expenses	905,000	654,000
Research and development expenses	83,000	53,000
Stock-based compensation expense before income tax benefit	1,046,000	747,000
Estimated income tax benefit	(228,000)	(260,000)
Net stock-based compensation expense	$818,000	487,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At October 31, 2018, unrecognized stock-based compensation of $11,084,000, net of estimated forfeitures of $925,000, is expected to be recognized over a weighted average period of 3.2 years. Total stock-based compensation capitalized and included in ending inventory at both October 31, 2018 and July 31, 2018 was $48,000. There are no liability-classified stock-based awards outstanding as of October 31, 2018 or July 31, 2018.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Stock-based compensation expense (benefit), by award type, is summarized as follows:

	Three months ended October 31,
	2018	2017
Stock options	$171,000	267,000
Performance shares	406,000	112,000
RSUs and restricted stock	547,000	385,000
ESPP	52,000	45,000
Share units	(130,000)	(62,000)
Stock-based compensation expense before income tax benefit	1,046,000	747,000
Estimated income tax benefit	(228,000)	(260,000)
Net stock-based compensation expense	$818,000	487,000

ESPP stock-based compensation expense primarily relates to the 15% discount offered to participants in the ESPP. During the three months ended October 31, 2018 and 2017, we recorded benefits of $130,000 and $62,000, respectively, which primarily represents the recoupment of certain share units.

The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability in our Condensed Consolidated Balance Sheet as of October 31, 2018 and July 31, 2018. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

Stock Options
The following table summarizes the Plan's activity during the three months ended October 31, 2018:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2018	1,668,975	$28.72
Exercised	(78,930)	28.37
Outstanding at October 31, 2018	1,590,045	$28.74	4.27	$741,000

Exercisable at October 31, 2018	1,388,123	$28.74	3.94	$574,000

Vested and expected to vest at October 31, 2018	1,555,133	$28.73	4.22	$712,000

Stock options outstanding as of October 31, 2018 have exercise prices ranging from $20.90 to $33.94, representing the fair market value of our common stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years. The total intrinsic value relating to stock options exercised during the three months ended October 31, 2018 was $561,000. There were no stock options exercised during the three months ended October 31, 2017. There were no stock options granted since fiscal 2017.

During the three months ended October 31, 2018, at the election of certain holders of vested stock options, 72,830 stock options were net settled upon exercise. As a result, 9,345 net shares of our common stock were issued during the three months ended October 31, 2018 after reduction of shares retained to satisfy the exercise price and minimum statutory tax withholding requirements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Performance Shares, RSUs, Restricted Stock and Share Unit Awards
The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2018	818,438	$19.78
Granted	177,908	34.27
Settled	(121,790)	21.08
Forfeited	(17,659)	27.23
Outstanding at October 31, 2018	856,897	$22.44	$23,925,000

Vested at October 31, 2018	216,718	$27.71	$6,051,000

Vested and expected to vest at October 31, 2018	819,625	$22.58	$22,884,000

The total intrinsic value relating to fully-vested awards settled during the three months ended October 31, 2018 and 2017 was $4,210,000 and $1,937,000, respectively.

The performance shares granted to employees since fiscal 2014 principally vest over a three-year performance period, if pre-established performance goals are attained or as specified pursuant to the Plan and related agreements. As of October 31, 2018, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level.

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

Share units granted prior to July 31, 2017 were vested when issued and are convertible into shares of our common stock, generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain circumstances. Share units granted on or after July 31, 2017 were granted to certain employees in lieu of non-equity incentive compensation and are convertible into shares of our common stock on the one-year anniversary of the respective grant date. Cumulatively through October 31, 2018, 270,979 share units granted have been settled.

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

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of settlement of the underlying shares into shares of our common stock. During the three months ended October 31, 2018, we accrued $82,000 of dividend equivalents (net of forfeitures) and paid out $259,000. Accrued dividend equivalents were recorded as a reduction to retained earnings. As of October 31, 2018 and July 31, 2018, accrued dividend equivalents were $536,000 and $713,000, respectively.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

During the three months ended October 31, 2018, we recorded $457,000 of income tax benefits in our Condensed Consolidated Statements of Operations, which represents net excess income tax benefits from the settlement of stock-based awards. During the three months ended October 31, 2017, we recorded $85,000 of income tax expense in our Condensed Consolidated Statements of Operations, which represents net income tax shortfalls from the settlement of stock-based awards and the reversal of deferred tax assets associated with expired and unexercised stock-based awards.

(14)    Segment Information

Reportable operating segments are determined based on Comtech’s management approach. The management approach, as defined by FASB ASC 280 "Segment Reporting" is based on the way that the CODM organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. Our CODM, for purposes of FASB ASC 280, is our Chief Executive Officer and President.

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

Our CODM primarily uses a metric that we refer to as Adjusted EBITDA to measure an operating segment’s performance and to make decisions about resources to be allocated. Our Adjusted EBITDA metric for the Commercial Solutions and Government Solutions segments do not consider any allocation of indirect expenses, including the following: income taxes, interest (income) and other, interest expense, write-off of deferred financing costs, amortization of stock-based compensation, amortization of intangibles, depreciation expense, facility exit costs, settlement of intellectual property litigation, acquisition plan expenses or strategic alternatives analysis expenses and other expenses that relate to our Unallocated segment. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Any amounts shown in the Adjusted EBITDA calculation for our Commercial Solutions and Government Solutions segments are directly attributable to those segments. Our Adjusted EBITDA is also used by our management in assessing the Company's operating results. Although closely aligned, the Company's definition of Adjusted EBITDA is different than the Consolidated EBITDA (as such term is defined in our Credit Facility) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and, therefore, may not be comparable to similarly titled measures used by other companies.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Operating segment information, along with a reconciliation of segment net income (loss) and consolidated net income (loss) to Adjusted EBITDA is presented in the tables below:

	Three months ended October 31, 2018
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$77,973,000	82,871,000	—	$160,844,000
Operating income (loss)	$7,058,000	6,644,000	(6,409,000)	$7,293,000

Net income (loss)	$6,971,000	6,609,000	(10,112,000)	$3,468,000
Provision for (benefit from) income taxes	12,000	—	(2,139,000)	(2,127,000)
Interest (income) and other	53,000	32,000	(19,000)	66,000
Write-off of deferred financing costs	—	—	3,217,000	3,217,000
Interest expense	22,000	3,000	2,644,000	2,669,000
Amortization of stock-based compensation	—	—	1,046,000	1,046,000
Amortization of intangibles	3,445,000	844,000	—	4,289,000
Depreciation	2,228,000	379,000	244,000	2,851,000
Acquisition plan expenses	—	—	1,130,000	1,130,000
Facility exit costs	—	1,373,000	—	1,373,000
Adjusted EBITDA	$12,731,000	9,240,000	(3,989,000)	$17,982,000

Purchases of property, plant and equipment	$892,000	629,000	124,000	$1,645,000
Total assets at October 31, 2018	$602,567,000	222,587,000	41,786,000	$866,940,000

	Three months ended October 31, 2017
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$76,114,000	45,455,000	—	$121,569,000
Operating income (loss)	$4,792,000	(641,000)	(3,929,000)	$222,000

Net income (loss)	$4,702,000	(642,000)	(5,720,000)	$(1,660,000)
Provision for (benefit from) income taxes	6,000	—	(751,000)	(745,000)
Interest (income) and other	48,000	(2,000)	(7,000)	39,000
Interest expense	36,000	3,000	2,549,000	2,588,000
Amortization of stock-based compensation	—	—	747,000	747,000
Amortization of intangibles	4,425,000	844,000	—	5,269,000
Depreciation	2,444,000	616,000	286,000	3,346,000
Adjusted EBITDA	$11,661,000	819,000	(2,896,000)	$9,584,000

Purchases of property, plant and equipment	$959,000	93,000	56,000	$1,108,000
Total assets at October 31, 2017	$600,649,000	181,739,000	43,844,000	$826,232,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

During the three months ended October 31, 2018, we exited our Government Solutions segment's manufacturing facility located in Tampa, Florida and recorded a related charge of $1,373,000 in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations. See Note (9) - "Cost Reduction Actions."

Unallocated expenses result from corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs and also includes all of our amortization of stock-based compensation. During the three months ended October 31, 2018, unallocated expenses also include $1,130,000 of acquisition plan expenses incurred as part of an ongoing effort to acquire a small but growing technology solutions company. There is no certainty that our acquisition plan efforts will be successful.

Interest expense for the three months ended October 31, 2018 and 2017 includes $2,542,000 and $2,465,000, respectively, principally related to our Prior Credit Facility and includes amortization of deferred financing costs. In addition, on October 31, 2018, we recorded a $3,217,000 loss from the write-off of deferred financing costs primarily related to the Term Loan Facility portion of our Prior Credit Facility. See Note (10) - "Credit Facility" for further discussion.

Intersegment sales for the three months ended October 31, 2018 and 2017 by the Commercial Solutions segment to the Government Solutions segment were $8,540,000 and $2,621,000, respectively. There were nominal sales by the Government Solutions segment to the Commercial Solutions segment for these periods. All intersegment sales are eliminated in consolidation and are excluded from the tables above.

Unallocated assets at October 31, 2018 consist principally of cash and cash equivalents, income taxes receivable, corporate property, plant and equipment and deferred financing costs. Substantially all of our long-lived assets are located in the U.S.

(15)    Goodwill

The following table represents goodwill by reportable operating segment as of October 31, 2018 and July 31, 2018:

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

(16)    Intangible Assets

Intangible assets with finite lives are as follows:

	As of October 31, 2018
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	21.0	$249,831,000	57,969,000	$191,862,000
Technologies	12.8	82,370,000	55,585,000	26,785,000
Trademarks and other	16.4	28,894,000	11,034,000	17,860,000
Total		$361,095,000	124,588,000	$236,507,000

	As of July 31, 2018
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	21.0	$249,831,000	55,350,000	$194,481,000
Technologies	12.8	82,370,000	54,386,000	27,984,000
Trademarks and other	16.4	28,894,000	10,563,000	18,331,000
Total		$361,095,000	120,299,000	$240,796,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the three months ended October 31, 2018 and 2017 was $4,289,000 and $5,269,000, respectively.

The estimated amortization expense consists of the following for the fiscal years ending July 31:

2019	$17,155,000
2020	17,155,000
2021	16,196,000
2022	14,955,000
2023	14,955,000

We review net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. No such event has occurred during the three months ended October 31, 2018. We believe that the carrying values of our net intangible assets were recoverable as of October 31, 2018. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

(17)    Stockholders’ Equity

Sale of Common Stock
In June 2016, we sold 7,145,000 shares of our common stock in a public offering at a price to the public of $14.00 per share, resulting in proceeds to us of $95,029,000, net of underwriting discounts and commissions. As of October 31, 2018 and December 6, 2018, an aggregate registered amount of $74,970,000 under our existing shelf registration statement filed with the SEC remains available for sale of various types of securities, including debt. This existing shelf registration is expected to expire on December 23, 2018. As such, on December 6, 2018, we filed a new $400,000,000 shelf registration statement with the SEC for the sale of various types of securities, including debt.

Stock Repurchase Program
As of October 31, 2018 and December 6, 2018, we were authorized to repurchase up to an additional $8,664,000 of our common stock, pursuant to our current $100,000,000 stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. There were no repurchases made during the three months ended October 31, 2018 or 2017.

Dividends
Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount that was established by our Board of Directors. On September 26, 2018, our Board of Directors declared a dividend of $0.10 per common share, which was paid on November 16, 2018. On December 6, 2018, our Board of Directors declared a dividend of $0.10 per common share, payable on February 15, 2019 to stockholders of record at the close of business on January 16, 2019.

Future dividends remain subject to compliance with financial covenants under our Credit Facility as well as Board approval.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(18)    Legal Proceedings and Other Matters

Legacy TCS Intellectual Property Matter - Vehicle IP
In December 2009, Vehicle IP, LLC ("Vehicle IP") filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware (the "District Court"), seeking monetary damages, fees and expenses and other relief from, among others, our customer Verizon Wireless ("Verizon"), based on the VZ Navigator product, and TCS is defending Verizon against Vehicle IP. In 2013, the District Court granted the defendants’ motion for summary judgment on the basis that the products in question did not infringe plaintiff’s patent. Plaintiff appealed that decision and, in 2014, the U.S. Court of Appeals for the Federal Circuit reversed the District Court's claim construction, overturned the District Court's grant of summary judgment of noninfringement, and remanded the case for further proceedings. Fact discovery and expert discovery has closed. Substantive settlement conversations have occurred but, to-date, the parties have been unable to reach a settlement. As discussed in Note (8) -"Accrued Expenses and Other Current Liabilities," we have accrued certain legal and settlement costs related to the Vehicle IP matter. The accrued settlement costs related to this matter do not reflect the final amounts we actually may pay, if any.

On May 30, 2017, we received positive news that the District Court issued a supplemental claim construction order in our favor. As a result, the plaintiff agreed to file a joint status report to the District Court that requested that the District Court cancel the trial date (which was scheduled for July 2017). On July 28, 2017, the parties entered into a stipulation that the defendants’ accused products do not infringe Vehicle IP’s patent under the District Court’s current revised construction of the disputed patent claim term and requested that the District Court therefore enter a judgment of noninfringement. On August 18, 2017, the court entered such a judgment of noninfringement. As expected, following the judgment, Vehicle IP filed a notice of appeal on August 29, 2017. Vehicle IP's opening brief on appeal of the District Court's claim construction was submitted in October 2017. TCS’ brief in response was filed on January 19, 2018. Vehicle IP's reply brief was filed on February 23, 2018. Oral argument was held on August 8, 2018 and an appellate ruling may take several months to be issued. If the District Court's current claim construction is ultimately upheld at the appellate level, it is possible that we may not have to go to trial or pay any monetary damages.

Ongoing legal expenses associated with defending this matter and its ultimate resolution could vary and have a material adverse effect on our consolidated results of operations, financial position or cash flows in future periods.

Other Matters
In October 2014, we disclosed to the U.S. Department of the Treasury, Office of Foreign Assets Control ("OFAC") that we learned during a self-assessment of our export transactions that a shipment of modems sent to a Canadian customer by Comtech EF Data Corp. was incorporated into a communication system, the ultimate end user of which was the Sudan Civil Aviation Authority. The sales value of this equipment was approximately $288,000. At the time of shipment, OFAC regulations prohibited U.S. persons from doing business directly or indirectly with Sudan. In late 2015, OFAC issued an administrative subpoena seeking information about the disclosed transaction. We have responded to the subpoena, including alerting OFAC to Comtech’s repair of three modems for a customer in Lebanon who may have rerouted the modems from Lebanon to Sudan without the required U.S. licensing authorization. In September 2018, Comtech agreed to enter into a Tolling Agreement with OFAC, which extends the statute of limitations in this matter through December 31, 2019. The Tolling Agreement was shortly followed by a second administrative subpoena seeking additional information about the disclosed transaction. We are in the process of responding to OFAC’s additional request for information. U.S. sanctions with respect to Sudan were revoked in 2017. Consistent with the revocation of the Sudan Sanction Regulations ("SSR"), shipments to the Sudan Civil Aviation Authority by U.S. persons are now permissible. We are not able to predict whether OFAC will take any enforcement action against us in light of the recent revocation of the SSR. If OFAC determines that we have violated U.S. trade sanctions, civil and criminal penalties could apply, and we may suffer reputational harm. Even though we take precautions to avoid engaging in transactions that may violate U.S. trade sanctions, those measures may not be effective in every instance.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

In May 2018, we were informed by the Office of Export Enforcement ("OEE") of the Department of Commerce ("DoC") that it was forwarding to the DoC's Office of Chief Counsel, the results of its audit of international shipments by Comtech Xicom Technology, Inc. for further review and possible determination of an administrative penalty. We fully cooperated with the OEE in their audit and, based on our self-assessment of the approximately 7,800 individual transactions audited, have determined that six (6) transactions may not have been fully in compliance with the Export Administration Regulations ("EAR"). These six (6) items, for which export licenses were not obtained, were either spares or repaired power amplifier subassembly components valued at less than $100,000 (in aggregate) and were shipped to Brazil, Italy, Russia, Thailand and the United Arab Emirates. The EAR provides an exception to the requirement to obtain an export license for the replacement of a defective or damaged component. During our self-assessment, we determined that we inadvertently did not obtain export licenses for the spares, or had evidence of the return or destruction of the defective or damaged components necessary to authorize our use of the export license exception for the replacements. Since discovering this issue, we have implemented additional controls and procedures and have increased awareness of these specific export requirements throughout the Company to help avoid similar occurrences in the future. Administrative penalties under the EAR can range from a warning letter to a denial of export privileges. A civil monetary penalty not to exceed the amount set forth in the Export Administration Act ("EAA") may be imposed for each violation, and in the event that any provision of the EAR is continued by any other authority, the maximum monetary civil penalty for each violation shall be that provided by such other authority. Administrative penalties under the EAR are currently determined pursuant to the International Emergency Economic Powers Act ("IEEPA"), which can reach the greater of twice the amount of the transaction that is the basis of the violation or approximately $300,000 per violation. We have not recorded an accrual related to a possible administrative penalty and continue to work cooperatively with the OEE.

In the ordinary course of business, we include indemnification provisions in certain of our customer contracts to indemnify, hold harmless and reimburse such customers for certain losses, including but not limited to losses related to third-party claims of intellectual property infringement arising from the customer’s use of our products or services. We may also, from time to time, receive indemnification requests from customer related to third-party claims that 911 calls were improperly routed during an emergency. We evaluate such claims as and when they arise. We do not always agree with customers that they are entitled to indemnification and in such cases reject their claims. Despite maintaining that we have properly carried out our duties, we may seek coverage under our various insurance policies; however, we cannot be sure that we will be able to maintain or obtain insurance coverage at acceptable costs or in sufficient amounts or that our insurer will not disclaim coverage as to such claims. Accordingly, pending or future claims asserted against us by a party that we agree to indemnify could result in legal costs and damages that could have a material adverse effect on our consolidated results of operations and financial condition.

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

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include, among other things: the risk that Comtech will be unsuccessful in implementing a tactical shift in its Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for its niche products with higher margins; the nature and timing of receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements, including the risks associated with Comtech's recent launch of HeightsTM Dynamic Network Access Technology ("HEIGHTS" or "HDNA"); changing customer demands; changes in prevailing economic and political conditions; changes in the price of oil in global markets; changes in foreign currency exchange rates; risks associated with Comtech's and TeleCommunication Systems, Inc.'s ("TCS") legacy legal proceedings, customer claims for indemnification, and other similar matters; risks associated with our obligations under our Credit Facility; risks associated with our large contracts; the impact of H.R.1, also known as the Tax Cuts and Jobs Act ("Tax Reform"), which was enacted in December 2017 in the U.S.; and other factors described in this and our other filings with the Securities and Exchange Commission ("SEC").

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

Revenue Recognition. On August 1, 2018, we adopted ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)” or “ASC 606” applying the modified retrospective transition method. Except for new presentation or disclosure requirements, the impact of adoption, both as of August 1, 2018 and for the three months ended October 31, 2018, was not material to our business, results of operations or financial condition. As a practical expedient, we adopted the new standard only for existing contracts as of August 1, 2018. All periods prior to August 1, 2018 will continue to be reported under the accounting standards in effect in those periods.

The core principle of ASC 606 is that revenue should be recorded in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. Under ASC 606, we follow a five-step model to (1) identify the contract with our customer; (2) identify our performance obligations in our contract; (3) determine the transaction price for our contract; (4) allocate the transaction price to our performance obligations; and (5) recognize revenue using one of the following two methods:

•
Over time - We recognize revenue using the over time method when there is a continuous transfer of control to the customer over the contractual period of performance. This generally occurs when we enter into a long-term contract relating to the design, development or manufacture of complex equipment or technology platforms to a buyer’s specification (or to provide services related to the performance of such contracts). Continuous transfer of control is typically supported by contract clauses which allow our customers to unilaterally terminate a contract for convenience, pay for costs incurred plus a reasonable profit and take control of work-in-process. Revenue recognized over time is generally based on the extent of progress toward completion of the related performance obligations. The selection of the method to measure progress requires judgment and is based on the nature of the products or services provided. In certain instances, typically for firm fixed-price contracts, we use the cost-to-cost measure because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion, including warranty costs. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Costs to fulfill generally include direct labor, materials, subcontractor costs, other direct costs and an allocation of indirect costs. When these contracts are modified, the additional goods or services are generally not distinct from those already provided. As a result, these modifications form part of an existing contract and we must update the transaction price and our measure of progress for the single performance obligation and recognize a cumulative catch-up to revenue and gross profits.

For over time contracts using a cost-to-cost measure of progress, we have an estimate at completion (“EAC”) process in which management reviews the progress and execution of our performance obligations. This EAC process requires management judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Since certain contracts extend over a long period of time, the impact of revisions in revenue and or cost estimates during the progress of work may impact current period earnings through a cumulative adjustment. Additionally, if the EAC process indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract revenue and cost estimates for significant contracts are generally reviewed and reassessed at least quarterly.

Index

The cost-to-cost method is principally used to account for contracts in our command and control solutions and over-the-horizon microwave systems product lines and, to a lesser extent, certain location based and messaging infrastructure contracts in our enterprise technology solutions product line. For service-based contracts in both our enterprise technology solutions and safety and security technology solutions product lines, we recognize revenue over time. These services are typically recognized as a series of services performed over the contract term using the straight-line method, or based on our customers’ actual usage of the networks and platforms which we provide.

•
Point in time - When a performance obligation is not satisfied over time, we must record revenue using the point in time accounting method which generally results in revenue being recognized upon shipment or delivery of a promised good or service to a customer. This generally occurs when we enter into short term contracts or purchase orders where items are provided to customers with relatively quick turn-around times. Modifications to such contracts and or purchase orders, which typically provide for additional quantities or services, are accounted for as a new contract because the pricing for these additional quantities or services are based on standalone selling prices.

Point in time accounting is principally applied to contracts in our satellite earth station product line (which includes satellite modems, traveling wave tube amplifiers (“TWTAs”) and solid-state power amplifiers ("SSPAs")) and solid-state high-power narrow and broadband amplifiers. Point in time accounting is also applied to certain contracts in our command and control solutions product line. The contracts related to these product lines do not meet the requirements for over time revenue recognition because our customers cannot utilize the equipment for its intended purpose during any phase of our manufacturing process; customers do not simultaneously receive and or consume the benefits provided by our performance; customers do not control the asset (i.e., prior to delivery, customers cannot direct the use of the asset, sell or exchange the equipment, etc.); and, although many of our contracts have termination for convenience clauses and or an enforceable right to payment for performance completed to date, our performance creates an asset with an alternative use through the point of delivery.

In determining that our equipment has alternative use, we considered the underlying manufacturing process for our products. In the early phases of manufacturing, raw materials and work in process (including subassemblies) consist of common parts that are highly fungible among many different types of products and customer applications. Finished products are either configured to our standard configuration or based on our customers’ specifications. Finished products, whether built to our standard specification or to a customers’ specification, can be sold to a variety of customers and across many different end use applications with minimal rework, if needed, and without incurring a significant economic loss.

When identifying a contract with our customer, we consider when it has approval and commitment from both parties, if the rights of the parties are identified, if the payment terms are identified, if it has commercial substance and if collectability is probable.

When identifying performance obligations, we consider whether there are multiple promises and how to account for them. In our contracts, multiple promises are separated if they are distinct, both individually and in the context of the contract. If multiple promises in a contract are highly interrelated or comprise a series of distinct services performed over time, they are combined into a single performance obligation. In some cases, we may also provide the customer with an additional service-type warranty, which we recognize as a separate performance obligation. Service-type warranties do not represent a significant portion of our consolidated net sales. When service-type warranties represent a separate performance obligation, the revenue is deferred and recognized ratably over the extended warranty period. Our contracts, from time-to-time, may also include options for additional goods and services. To-date, these options have not represented material rights to the customer as the pricing for them reflects standalone selling prices. As a result, we do not consider options we offer to be performance obligations for which we must allocate a portion of the transaction price. In many cases, we provide assurance-type warranty coverage for some of our products for a period of at least one year from the date of delivery.

When identifying the transaction price, we typically utilize the contract's stated price as a starting point. The transaction price in certain arrangements may include estimated amounts of variable consideration, including award fees, incentive fees or other provisions that can either increase or decrease the transaction price. We estimate variable consideration as the amount to which we expect to be entitled, and we include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the estimation uncertainty is resolved. The estimation of this variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (e.g., historical, current and forecasted) that is reasonably available to us.

Index

When allocating the contract’s transaction price, we consider each distinct performance obligation. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. We determine standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price taking into account available information such as market conditions, including geographic or regional specific factors, competitive positioning, internal costs, profit objectives and internally approved pricing guidelines related to the performance obligations.

Almost all of our contracts with customers are denominated in U.S. dollars and typically either firm-fixed price or cost reimbursable type contracts (including fixed-fee, incentive-fee and time-and-material type contracts). In almost all of our contracts with customers, we are the principal in the arrangement and report revenue on a gross basis. Transaction prices for contracts with U.S. domestic and international customers are usually based on specific negotiations with each customer and in the case of the U.S. government, sometimes based on estimated or actual costs of providing the goods or services in accordance with applicable regulations.

The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on our Condensed Consolidated Balance Sheet. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. For certain contracts with provisions that are intended to protect customers in the event we do not satisfy our performance obligations, billings occur subsequent to revenue recognition, resulting in what we have historically presented as unbilled receivables. Under ASC 606, unbilled receivables constitute contract assets. On large long term contracts, and for contracts with international customers that do not do business with us regularly, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to-date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract. Under the typical payment terms for our contracts accounted for at a point in time, costs are accumulated in inventory until the time of billing, which generally coincides with revenue recognition.

We recognize the incremental costs to obtain or fulfill a contract as expense when incurred if the amortization period of the asset is one year or less. Incremental costs to obtain or fulfill contracts with an amortization period greater than one year were not material. As commissions payable to our sales and marketing employees or contractors are contingent upon multiple factors, such commissions are not considered direct costs to obtain or fulfill a contract with a customer and are expensed as incurred in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations. Commissions payable to our third party sales representatives related to large long-term contracts are included in total estimated costs at completion for such contracts and are expensed over time through cost of sales on our Condensed Consolidated Statements of Operations, as we consider these types of commissions direct and incremental costs to obtain and fulfill such contracts.

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under indefinite delivery / indefinite quantity ("IDIQ") contracts.

Impairment of Goodwill and Other Intangible Assets.  As of October 31, 2018, total goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $290.6 million (of which $231.4 million relates to our Commercial Solutions segment and $59.2 million relates to our Government Solutions segment). Additionally, as of October 31, 2018, net intangibles recorded on our Condensed Consolidated Balance Sheet aggregated $236.5 million (of which $195.6 million relates to our Commercial Solutions segment and $40.9 million relates to our Government Solutions segment). Each of our two operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

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

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2019 (the start of our fiscal 2020). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangible assets with finite lives when an event occurs indicating the potential for impairment. We believe that the carrying values of our net intangible assets were recoverable as of October 31, 2018. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

Provision for Assurance-Type Warranty Obligations.  We provide assurance-type warranty coverage for most of our products, including products under long-term contracts, for a period of at least one year from the date of shipment. We record a liability for estimated warranty expense based on historical claims, product failure rates and other factors. Costs associated with some of our warranties that are provided under long-term contracts are incorporated into our estimates of total contract costs. There exist inherent risks and uncertainties in estimating warranty expenses, particularly on larger or longer-term contracts. If we do not accurately estimate our warranty costs, any changes to our original estimates could be material to our results of operations and financial condition.

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

During the fiscal year ended July 31, 2018, we remeasured our deferred tax assets and liabilities. The remeasurement was recorded pursuant to ASC 740 "Income Taxes" and SEC Staff Accounting Bulletin ("SAB") 118. All amounts recorded were based on available guidance on interpretation of Tax Reform and what we believe to be reasonable approaches to estimating its impact; however, such amounts are provisional estimates at this time and are subject to adjustment as future guidance becomes available, additional facts become known or estimation approaches are refined. See "Notes to Condensed Consolidated Financial Statements - Note (12) - Income Taxes" included in "Part I - Item 1.- Condensed Consolidated Financial Statements," included in this Quarterly Report on Form 10-Q, for further information on the provisions of Tax Reform and its currently expected impact on our business. The overall actual impact of Tax Reform is currently uncertain, and could have a material adverse effect on our consolidated results of operations and financial condition.

During the three months ended October 31, 2018, the Internal Revenue Service ("IRS") finalized its audit of our federal income tax return for fiscal 2016 without assessing additional taxes. Our federal income tax returns for fiscal 2015 and 2017 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2014 are subject to audit. TCS' federal income tax returns for tax year 2015 and the tax period from January 1, 2016 to February 23, 2016 are subject to potential future IRS audit. None of TCS' state income tax returns prior to calendar year 2014 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Research and Development Costs.  We generally expense all research and development costs. Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other personnel-related expenses associated with product development. Research and development expenses also include third-party development and programming costs. Costs incurred internally in researching and developing software to be sold are charged to expense until technological feasibility has been established for the software. Judgment is required in determining when technological feasibility of a product is established. Technological feasibility for our advanced communication software solutions is generally reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to customers and when we are able to validate the marketability of such product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. To date, capitalized internally developed software costs were not material.

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

Business Outlook for Fiscal 2019

Fiscal 2019 is off to a great start and we generated consolidated:

•	Net sales of $160.8 million;

•	Operating income of $7.3 million;

•	Net income of $3.5 million; and

•	Adjusted EBITDA (a Non-GAAP financial measure discussed below) of $18.0 million.
Our first quarter of fiscal 2019 results were significantly above our expectations and reflect higher net sales in many of our key product lines. In addition, our first quarter benefited from a shift in sales of approximately $10.0 million in our Government Solutions segment that primarily occurred due to accelerated customer fielding schedules. These Government Solutions segment sales were originally expected to occur throughout the last three quarters of fiscal 2019.

Demand for our products remains strong. We experienced strong bookings and achieved a consolidated book-to-bill ratio (a measure defined as bookings divided by net sales) of 0.98 and finished the quarter with a near record high consolidated backlog of $627.3 million. Our pipeline is filled with many prospects and we are pursuing a number of large opportunities. Our backlog is more fully defined in our most recent Annual Report on Form 10-K. As such, the total value of multi-year contracts that we have received is substantially higher than our reported backlog.

In addition to generating strong operating results, we took several steps to improve operating efficiencies and make progress on achieving our long-term business goals. For example,

•
We successfully consolidated our Government Solutions segment’s manufacturing facility located in Tampa, Florida with another facility that we maintain in Orlando, Florida; and in doing so, we incurred $1.4 million of facility exit costs;

•
We initiated a targeted acquisition plan related to a small but growing technology solutions company and incurred $1.1 million of acquisition plan expenses through our first quarter of fiscal 2019. Our acquisition plan efforts are ongoing and we currently expect to incur approximately $1.0 million of additional expenses in the second quarter of fiscal 2019. We anticipate making an announcement related to this potential acquisition in the near term. There is no certainty that our acquisition plan efforts will be successful;

•
We entered into a new $550.0 million credit facility (the “Credit Facility”) and wrote-off $3.2 million of deferred financing costs. Our new Credit Facility is intended to provide us with, among other things, increased balance sheet flexibility, improved interest rate pricing and less restrictive covenants as compared to our prior credit facility; and

•
We recorded a net discrete tax benefit of approximately $2.4 million primarily related to the favorable resolution with the IRS with respect to their audit of our fiscal 2016 federal income tax return and for tax benefits associated with stock-based awards that were settled during the quarter.

Index

Excluding these aforementioned items, our consolidated operating income and net income for the first quarter of fiscal 2019 would have been $9.8 million and $5.5 million, respectively, or 6.1% and 3.4% of consolidated net sales, respectively, a significant improvement from the amounts and related percentages we achieved in the first quarter of fiscal 2018.

As of October 31, 2018, our cash and cash equivalents were $42.9 million and our total debt outstanding (including capital leases and other obligations) was $195.6 million. In connection with our new Credit Facility, we expect our interest rate (including amortization of deferred financing costs) in fiscal 2019 to range from 5.4% to 5.6%. Our current cash borrowing rate, excluding amortization of deferred financing costs, is approximately 4.5%.

Based on our outstanding first quarter performance, our Business Outlook has improved since September 26, 2018 (the date we filed our Annual Report on Form 10-K with the Securities Exchange Commission (the “SEC”)) and we are increasing our targeted goals for consolidated net sales, net income per diluted share and Adjusted EBITDA for fiscal 2019.

Our fiscal 2019 consolidated net sales goal is now expected to be higher and within a range of approximately $625.0 million to $640.0 million as compared to our prior range of $600.0 million to $625.0 million. Our updated GAAP net income per diluted share ("EPS") target for fiscal 2019 is now $0.95 to $1.08. This GAAP EPS metric reflects all facility exit costs, acquisition plan expenses, write-off of deferred financing costs and net discrete tax benefits. In addition, we are increasing our Adjusted EBITDA goal to a higher range of $84.0 million to $88.0 million as compared to our prior range of $80.0 million to $86.0 million. If order flow remains strong and we are able to achieve all of our fiscal 2019 business goals, it is possible that financial results could be higher than our targeted amounts. In fiscal 2018, we reported revenues of $570.6 million and Adjusted EBITDA of $78.4 million.

In addition to increasing our targeted goals for consolidated net sales, net income per diluted share and Adjusted EBITDA, we are also adjusting our expectations of the timing of our financial performance given actual first quarter 2019 performance, changes in expected fielding schedules from our customers and an overall updated assessment of our assumptions. Although our GAAP consolidated operating income and Adjusted EBITDA in the second half of fiscal 2019 are still expected to be higher than the first half of fiscal 2019, we now expect a more balanced year. In this regard, our second quarter consolidated net sales, operating income and Adjusted EBITDA are expected to be nearly the same as our first quarter results of fiscal 2019. Our third quarter results for fiscal 2019 are expected to be better than our expected results for the second quarter of fiscal 2019. We still expect our fourth quarter of fiscal 2019 to be the peak quarter for consolidated net sales, operating income and Adjusted EBITDA.

Despite incurring facility exit costs and acquisition plan expenses, we anticipate consolidated operating income, both in dollars and as a percentage of consolidated net sales, to be higher in fiscal 2019 as compared to the $35.1 million or 6.2% we achieved in fiscal 2018. Also, our estimated effective income tax rate for fiscal 2019 (excluding net discrete items) is now expected to approximate 22.75%. Additionally, as a percentage of consolidated net sales, Adjusted EBITDA in fiscal 2019 is expected to be similar to the percentage we achieved in fiscal 2018.

Our updated 2019 fiscal year financial targets include a number of items, the timing of which can still shift and impact our quarterly financial performance. However, we currently do not believe that changes in such timing would negatively impact our ability to achieve our revised consolidated net sales, operating income and Adjusted EBITDA targets for fiscal 2019. Additionally, there is no certainty that our acquisition plan efforts will be successful and except for the impact of acquisition plan expenses discussed above, our updated 2019 fiscal year financial targets do not include the impact of such acquisition.

Our updated 2019 fiscal year financial targets depend, in large part, on timely deliveries and the receipt of, and performance on, orders from our customers and could be adversely impacted if orders and/or deliveries are delayed, business conditions deteriorate, or our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services. Additionally, we continue to evaluate cost reduction initiatives in our business. Such actions primarily relate to reducing the size and cost of our facilities. Our updated 2019 fiscal year financial targets do not consider the financial impact of any such future actions we may take in this regard.

On December 6, 2018, our Board of Directors declared a dividend of $0.10 per common share, payable on February 15, 2019 to stockholders of record at the close of business on January 16, 2019. Future dividends remain subject to compliance with financial covenants under our Credit Facility as well as Board approval.

Additional information related to our Business Outlook for Fiscal 2019 and a definition and explanation of Adjusted EBITDA is included in the below section "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended October 31, 2018 and 2017."

Index

COMPARISON OF THE RESULTS OF OPERATIONS FOR THREE MONTHS ENDED OCTOBER 31, 2018 AND 2017

Net Sales. Consolidated net sales were $160.8 million and $121.6 million for the three months ended October 31, 2018 and 2017, respectively, representing an increase of $39.2 million, or 32.2%. The significant period-over-period increase in net sales reflects significantly higher net sales in our Government Solutions segment and to a lesser extent, our Commercial Solutions segment. Net sales by operating segment are discussed below.

Commercial Solutions
Net sales in our Commercial Solutions segment were $78.0 million for the three months ended October 31, 2018, as compared to $76.1 million for the three months ended October 31, 2017, an increase of $1.9 million, or 2.5%. Our Commercial Solutions segment represented 48.5% of consolidated net sales for the three months ended October 31, 2018 as compared to 62.6% for the three months ended October 31, 2017.

Bookings in our Commercial Solutions segment for the three months ended October 31, 2018 were strong and our book-to-bill ratio (a measure defined as bookings divided by net sales) was 0.97. Important orders received during our first quarter of fiscal 2019 include: (i) a $6.8 million contract renewal to provide a GPS-enabled application to a key Fortune 100 customer; (ii) a strategic contract valued at $5.5 million from a global telecommunications and media company to provide virtualized mobile service device location platforms supporting various location-based services ("LBS"); (iii) a multi-year $1.9 million order from a top U.S. telecom service provider for hosted data assistance services related to the delivery of LBS; and (iv) a multi-year contract extension totaling $1.2 million to provide Federal Communications Commission ("FCC") mandated enhanced 911 ("E911") and emergency call routing services to a U.S. wireless carrier. As further discussed below, we have a growing pipeline of opportunities.

Net sales of our satellite earth station products (which include satellite modems, traveling wave tube amplifiers (“TWTAs”) and solid-state power amplifiers (“SSPAs”)) during the three months ended October 31, 2018 were higher than the three months ended October 31, 2017 and reflect growth in sales to both U.S. government and international customers. To-date, we have not experienced any material impact from international market conditions which have become more volatile of late. Our HeightsTM Dynamic Network Access Technology ("HEIGHTS" or "HDNA") solutions continue to gain traction and we continue to seed and invest in the market. Although the sales cycle for HEIGHTS is longer than our historical satellite earth station product line, we expect a steady increase in sales throughout fiscal 2019. All-in-all, after several years of sequentially lower sales, we believe that fiscal 2019 will be our second consecutive year of revenue growth for our satellite earth station product line.

Net sales in the three months ended October 31, 2018 of both enterprise technology solutions (such as our location and messaging platforms) and safety and security technology solutions (such as our wireless and next generation 911 ("NG911") platforms) were slightly lower as compared to the net sales we achieved in the three months ended October 31, 2017. Sales in this period include revenue contributions from our $134.0 million multi-year contract to provide safety and security technology solutions to one of the largest wireless carriers in the U.S. and our multi-year contracts from AT&T totaling $96.2 million. We believe that market conditions for safety and security technology solutions and enterprise technology solutions remain favorable, but they have long sales cycles and are subject to difficult-to-predict changes in the overall procurement strategies of wireless carrier customers. Overall, we expect sales of safety and security technology solutions and enterprise technology solutions to be similar to what we achieved in fiscal 2018.

In aggregate, we expect fiscal 2019 sales in our Commercial Solutions segment to increase as compared to fiscal 2018. From a timing perspective, we currently expect our second quarter fiscal 2019 sales to be higher than the amount we achieved during the first quarter of fiscal 2019 with additional growth in both the third and fourth quarters of fiscal 2019. Although there are a number of items which could shift between quarters, we currently expect our fourth quarter of fiscal 2019 to be the peak quarter of sales for our Commercial Solutions segment.

Bookings, sales and profitability in our Commercial Solutions segment can fluctuate from period-to-period due to many factors, including changes in the general business environment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Government Solutions
Net sales in our Government Solutions segment were $82.9 million for the three months ended October 31, 2018 as compared to $45.5 million for the three months ended October 31, 2017, a significant increase of $37.4 million, or 82.2%. Our Government Solutions segment represented 51.5% of consolidated net sales for the three months ended October 31, 2018, as compared to 37.4% for the three months ended October 31, 2017.

Index

Bookings in our Government Solutions segment for the three months ended October 31, 2018 were strong and our book-to-bill ratio (a measure defined as bookings divided by net sales) was 0.99. Important orders received during our first quarter of fiscal 2019 include: (i) over $28.4 million of orders to supply Manpack Satellite Terminals, networking equipment and other advanced VSAT products to the U.S. Army (which were booked pursuant to our $223.4 million Global Tactical Advanced Communication Systems ("GTACS") contract with the U.S. Army's PM Tactical Network, which has a remaining unfunded contract value of $95.1 million as of October 31, 2018) and (ii) $5.4 million of orders to provide ongoing sustainment services to the U.S. Army for the AN/TSC-198A SNAP (Secret Internet Protocol Router ("SIPR") and Non-classified Internet Protocol Router ("NIPR") Access Point), Very Small Aperture Terminals ("VSATs"). As further discussed below, we have a growing pipeline of opportunities.

The increase in sales in this segment primarily reflects higher net sales of our command and control solutions (in particular, incremental sales of Electrical, Electronic and Electromechanical (“EEE”) space components and deliveries of our next generation MT-2025 mobile satellite transceivers, which are also known as the Blue Force Tracker-2 High Capacity ("BFT-2-HC") satellite transceivers) and, to a lesser extent, over-the-horizon microwave systems products. Of the $82.9 million of segment sales, approximately $10.0 million of command and control solution sales primarily occurred due to accelerated customer fielding schedules. These Government Solutions segment sales were originally expected to occur throughout the last three quarters of fiscal 2019.

During the three months ended October 31, 2018, we continued to work with the U.S. Army to deploy several thousand of our MT-2025 satellite transceivers. These transceivers meet BFT-2 protocols, provide best-in-class reliability and are fully backward compatible with the BFT-1 system. Comtech currently provides sustaining support for the BFT-1 system and previously shipped over 100,000 BFT-1 mobile satellite transceivers. We initiated shipments of our MT-2025 transceivers in fiscal 2018 and continued such shipments in our first quarter of fiscal 2019. The remaining shipments of our MT-2025 transceivers against our initial $11.7 million order are expected to be substantially completed by the end of our second quarter of fiscal 2019. We expect the U.S. government to continue testing such units and thereafter place additional orders for our MT-2025 transceivers sometime in fiscal 2019. Because the amount and timing of any new MT-2025 transceiver orders are difficult to predict, we have not included any revenue or earnings contributions in our updated Business Outlook for Fiscal 2019.

Net sales of our over-the-horizon microwave systems products for the three months ended October 31, 2018 were significantly higher than the three months ended October 31, 2017, as business activity in this product line recently picked up. Our ongoing marketing and sales efforts and investments to expand this product line and the level of our international business into new countries are yielding positive results. Sales in the most recent quarter benefited from work performed on our $31.0 million order received in fiscal 2018 for Modular Transportable Transmission System ("MTTS”) troposcatter terminals to be utilized as part of a deployable communications network for an Asia Pacific military service and a $9.1 million contract to supply another foreign military with our over-the-horizon microwave systems. We believe demand for our over-the-horizon microwave systems products will continue to increase in fiscal 2019 and beyond. Teaming with a large prime contractor, we recently submitted a proposal to supply a significant quantity of our over-the-horizon microwave systems to the U.S. Army, and are hopeful that we can win this multi-million dollar award in fiscal 2019. We have not included any revenue or earnings contributions in our updated Business Outlook for Fiscal 2019 related to this potential award.

Based on updated customer fielding schedules and our own assessment of business activity, our first quarter of fiscal 2019 net sales in this segment is expected to be the peak quarter for fiscal 2019. Although there are a number of items that could shift between quarters, we believe that sales in this segment will decline for each of the remaining quarters of fiscal 2019 with the fourth quarter of fiscal 2019 being the lowest quarter for net sales. The variation of quarterly net sales in this segment is mostly attributable to the timing of command and control technology solution sales. Overall, based on the mix and anticipated timing of performance on orders in backlog and expected new orders, we anticipate that fiscal 2019 net sales for our Government Solutions segment will be significantly higher than fiscal 2018.

Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by our U.S. and international government customers. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Index

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the three months ended October 31, 2018 and 2017 are as follows:

	Three months ended October 31,
	2018	2017	2018	2017	2018	2017
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	18.2%	15.7%	68.6%	60.5%	44.2%	32.4%
Domestic	54.2%	58.1%	10.0%	21.1%	31.4%	44.3%
Total U.S.	72.4%	73.8%	78.6%	81.6%	75.6%	76.7%

International	27.6%	26.2%	21.4%	18.4%	24.4%	23.3%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales, are sales to Verizon Communications Inc. ("Verizon"). Sales to Verizon were 11.7% of consolidated net sales for the three months ended October 31, 2017.

International sales for the three months ended October 31, 2018 and 2017 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $39.3 million and $28.3 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10.0% of consolidated net sales for the three months ended October 31, 2018 and 2017.

Gross Profit. Gross profit was $57.8 million and $47.7 million for the three months ended October 31, 2018 and 2017, respectively. The increase of $10.1 million reflects significantly higher net sales in our Government Solutions segment, as discussed above.

Gross profit, as a percentage of consolidated net sales, for the three months ended October 31, 2018 was 35.9% as compared to 39.3% for the three months ended October 31, 2017. The decrease in gross profit, as a percentage of consolidated net sales, was almost entirely driven by the significant period-to-period increase in net sales in our Government Solutions segment, as discussed above. This segment historically achieves lower gross margins than our Commercial Solutions segment. The three months ended October 31, 2017 also included a favorable warranty settlement which resulted in a reduction of $0.7 million to cost of sales in our unallocated segment. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended October 31, 2018 was slightly higher than the three months ended October 31, 2017. Our Business Outlook for Fiscal 2019 assumes we continue to seed and invest in the market for our HEIGHTS solutions and that related sales will grow significantly from the level we achieved in fiscal 2018. Today, HEIGHTS solutions have lower gross margins than our traditional Single Channel per Carrier ("SCPC") satellite earth station modems and, given expected sales growth, our gross profit, as a percentage of satellite earth station product sales in fiscal 2019, is expected to be lower as compared to fiscal 2018. Over time, we believe that margins will improve as HEIGHTS volume increases. Overall, looking forward, based on the mix and anticipated timing of shipments and performance related to orders currently in our backlog and the mix and timing of expected new orders, gross profit for this segment, as a percentage of related segment net sales, for fiscal 2019 is expected to be lower than the level achieved in fiscal 2018.

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended October 31, 2018 was higher than the level we achieved in the three months ended October 31, 2017. This increase was primarily due to overall favorable product mix changes during the most recent fiscal quarter, including a higher percentage of segment net sales related to our over-the-horizon microwave systems products. Based on the mix and anticipated timing of shipments and performance related to orders currently in our backlog and the mix and timing of expected new orders, gross profit for this segment, as a percentage of related segment net sales, for fiscal 2019 is expected to be comparable to the level achieved in fiscal 2018.

Included in consolidated cost of sales for both the three months ended October 31, 2018 and 2017 are provisions for excess and obsolete inventory of $0.7 million. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

Index

Because our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each individual segment, it is inherently difficult to forecast. Nevertheless, based on expected bookings, expected timing of our performance on orders and the anticipated increase of Government Solutions segment net sales as a percentage of consolidated net sales, we currently expect our consolidated gross profit, as a percentage of consolidated net sales, for fiscal 2019 to be lower than the percentage we achieved in fiscal 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $31.8 million and $28.5 million for the three months ended October 31, 2018 and 2017, respectively, representing an increase of $3.3 million. As a percentage of consolidated net sales, selling, general and administrative expenses were 19.8% and 23.4% for the three months ended October 31, 2018 and 2017, respectively.

Selling, general and administrative expenses include $1.4 million of facility exit costs as a result of our successful consolidation of our Government Solutions segment’s manufacturing facility located in Tampa, Florida with our facility in Orlando, Florida. As of October 31, 2018, operations have been fully transferred and we have not experienced any interruptions in production or shipments to our customers. Excluding such costs, our selling, general and administrative expenses for the three months ended October 31, 2018 would have been $30.4 million, or 18.9% of consolidated net sales. The decrease, as a percentage of consolidated net sales, is primarily attributable to the increase in our consolidated net sales. We continue to evaluate and implement cost reduction initiatives to reduce unnecessary spending, reduce the size and cost of our facilities and improve our productivity.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $0.9 million in the three months ended October 31, 2018 as compared to $0.7 million in the three months ended October 31, 2017. Amortization in the three months ended October 31, 2017 includes the benefit of a $0.4 million reversal of stock-based compensation expense related to certain performance shares previously expected to be earned. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Based on our current spending plans, we expect fiscal 2019 selling, general and administrative expenses, in dollars, to be higher and, as a percentage of consolidated net sales, to be similar to the percentage achieved in fiscal 2018.

Research and Development Expenses. Research and development expenses were $13.2 million and $13.8 million for the three months ended October 31, 2018 and 2017, respectively, representing a decrease of $0.6 million or 4.3%. As a percentage of consolidated net sales, research and development expenses were 8.2% and 11.3% for the three months ended October 31, 2018 and 2017, respectively.

For three months ended October 31, 2018 and 2017, research and development expenses of $11.4 million and $11.8 million, respectively, related to our Commercial Solutions segment, and $1.7 million and $1.9 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.1 million for both the three months ended October 31, 2018 and 2017, related to the amortization of stock-based compensation expense.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended October 31, 2018 and 2017, customers reimbursed us $5.0 million and $4.3 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

We continue to invest in enhancements to existing products as well as in new products across almost all of our product lines. Based on our current spending plans, we expect fiscal 2019 research and development expenses, in dollars, to be higher and, as a percentage of consolidated net sales, to be comparable to fiscal 2018.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $4.3 million (of which $3.5 million was for the Commercial Solutions segment and $0.8 million was for the Government Solutions segment) for the three months ended October 31, 2018 and $5.3 million (of which $4.4 million was for the Commercial Solutions segment and $0.8 million was for the Government Solutions segment) for the three months ended October 31, 2017. The decrease from $5.3 million to $4.3 million was the result of certain intangible assets in our Commercial Solutions segment that became fully amortized in fiscal 2018.

Looking forward, total annual amortization of intangibles in fiscal 2019 is expected to approximate $17.2 million.

Acquisition Plan Expenses. During the three months ended October 31, 2018, we initiated a targeted acquisition plan related to a small but growing technology solutions company and incurred $1.1 million of acquisition plan expenses. These expenses are recorded in our unallocated segment.

Index

Our acquisition plan efforts are ongoing and we expect to incur approximately $1.0 million of additional expenses in the second quarter of fiscal 2019. Other than acquisition plan expenses, our Business Outlook for Fiscal 2019 does not include the impact of this targeted acquisition plan. There is no certainty that our acquisition plan efforts will be successful.

Operating Income. Operating income for the three months ended October 31, 2018 was $7.3 million as compared to $0.2 million for the three months ended October 31, 2017. Operating income (loss) by reportable segment is shown in the table below:

	Three months ended October 31,
	2018	2017	2018	2017	2018	2017	2018	2017
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$7.1	4.8	6.7	(0.6)	(6.4)	(3.9)	$7.3	0.2
Percentage of related net sales	9.1%	6.3%	8.1%	(1.3)%	NA	NA	4.5%	0.2%

The increase in our Commercial Solutions segment’s operating income, both in dollars and as a percentage of related segment net sales, was primarily due to higher net sales at slightly higher gross margins, lower research and development expenses, lower amortization of intangibles and the benefit of cost reduction actions previously initiated, as discussed above. Looking forward, we expect fiscal 2019 operating income, both in dollars and as a percentage of related segment net sales, to be similar to fiscal 2018.

The significant increase in our Government Solutions segment’s operating income, both in dollars and as a percentage of related segment net sales, was primarily due to significantly higher net sales at slightly higher gross margins, offset, in part, by $1.4 million of facility exit costs, as discussed above. Looking forward, we expect fiscal 2019 operating income, in dollars and as a percentage of related segment net sales, to be significantly higher as compared to fiscal 2018.

The significant increase in unallocated expenses is primarily due to: (i) increased business and sales activity during the quarter; (ii) acquisition plan expenses; and (iii) a slight increase in amortization of stock-based compensation. In addition, unallocated operating expenses during the three months ended October 31, 2017 reflect a warranty settlement of $0.7 million (which is reflected as a reduction to cost of sales in our Condensed Consolidated Statement of Operations). Amortization of stock-based compensation was $1.0 million and $0.7 million, respectively for the three months ended October 31, 2018 and 2017. Amortization of stock-based compensation for the three months ended October 31, 2017 reflects a reversal of $0.4 million of stock-based compensation expense related to certain performance shares that were previously expected to be earned. Amortization of stock-based compensation can fluctuate from period-to-period based on the type and timing of stock-based awards, estimated forfeitures and the achievement of applicable performance goals.

On an annual basis, amortization of stock-based compensation expense in fiscal 2019 is expected to increase to a range of $10.0 million to $12.0 million as compared to the $8.6 million amortized in fiscal 2018.This increase is largely due to an increase in the number and value of annual non-equity incentive awards expected to be granted in fiscal 2019 as a result of anticipated operating income contributions from each of our two reportable operating segments. Like we did in fiscal 2018 and fiscal 2017, our Business Outlook for Fiscal 2019 assumes that we continue to pay certain annual non-equity incentive awards in the form of fully vested share units. If we do not achieve our fiscal 2019 business goals, amortization of stock-based compensation expense would be lower than our current expected fiscal 2019 range.

Looking forward, unallocated operating expenses are expected to be higher in fiscal 2019 as compared to fiscal 2018. This expected increase is primarily due to anticipated changes in compensation costs (including amortization of stock-based compensation expense), acquisition plan expenses and other increased spending.

Consolidated GAAP operating income was $7.3 million or 4.5% of consolidated net sales in our most recent quarter as compared to GAAP operating income of $0.2 million or 0.2% of consolidated net sales in the first quarter of fiscal 2018. Excluding the aforementioned $1.4 million of facility exit costs and $1.1 million of acquisition plan expenses, consolidated operating income would have been $9.8 million, or 6.1% of consolidated net sales in the first quarter of fiscal 2019. Looking forward, on a consolidated basis, we are targeting operating income, as a percentage of consolidated net sales, to be higher than the 6.2% we achieved in fiscal 2018. Such GAAP operating target includes the $1.0 million of additional acquisition plan expenses expected during the second quarter of fiscal 2019. There is no certainty that our acquisition plan efforts will be successful.

Index

Interest Expense. Interest expense was $2.7 million and $2.6 million for the three months ended October 31, 2018 and 2017, respectively. Our effective interest rate (including amortization of deferred financing costs) in the three months ended October 31, 2018 was approximately 6.0%. On October 31, 2018, we entered into a new $550.0 million credit facility (the “Credit Facility”) which is intended to provide us with, among other things, increased balance sheet flexibility, improved interest rate pricing and less restrictive covenants than our prior facility.

Based on the type, terms, amount of outstanding debt (including capital leases and other obligations) and current interest rates, our effective interest rate (including amortization of deferred financing costs) in fiscal 2019 is now anticipated to range from 5.4% to 5.6% which compares to our prior estimate of 6.0% to 6.4%. Our current cash borrowing rate (which excludes the amortization of deferred financing costs) reflects recent increases in interest rates offset by lower interest pricing in our new Credit Facility, is estimated to approximate 4.5%.

Write-off of Deferred Financing Costs. In connection with the establishment of our new Credit Facility, we wrote-off $3.2 million of deferred financing costs which primarily related to the term loan portion of our prior credit facility. See "Notes to Condensed Consolidated Financial Statements - Note (10) - Credit Facility" for further information.

Interest (Income) and Other. Interest (income) and other for both the three months ended October 31, 2018 and 2017 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding a blended annual interest rate of approximately 0.8%.

Benefit From Income Taxes. The benefit from income taxes during the three months ended October 31, 2018 was $2.1 million as compared to the benefit of $0.7 million for the three months ended October 31, 2017.

During the three months ended October 31, 2018, we recorded a net discrete tax benefit of $2.4 million, primarily related to (i) the favorable resolution of the IRS audit of our fiscal 2016 federal income tax return and (ii) discrete tax benefits for stock-based awards that were settled during the quarter. Excluding discrete tax items for the three months ended October 31, 2018, our effective tax rate was 22.75%.

During the three months ended October 31, 2017, we recorded a net discrete tax expense of less than $0.1 million. Our effective tax rate excluding discrete tax items for the three months ended October 31, 2017 was 34.5%.

The decrease from 34.5% to 22.75% is principally attributable to the passage of Tax Reform which reduced the statutory income tax rate from 35.0% to 21.0%. Such decrease was partially offset by the repeal of the domestic production activities deduction and lower tax deductions for certain executive compensation expenses.

Our federal income tax returns for fiscal 2015 and 2017 remain subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2014 are subject to audit. TCS' federal income tax returns for tax year 2015 and the tax period from January 1, 2016 to February 23, 2016 are subject to potential future IRS audit. None of TCS' state income tax returns prior to calendar year 2014 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Income (Loss). During the three months ended October 31, 2018, consolidated net income was $3.5 million as compared to a consolidated net loss of $1.7 million during the three months ended October 31, 2017.

Index

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the three months ended October 31, 2018 and 2017 are shown in the table below (numbers in the table may not foot due to rounding):

	Three months ended October 31,
	2018	2017	2018	2017	2018	2017	2018	2017
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$7.0	4.7	6.6	(0.6)	(10.1)	(5.7)	$3.5	(1.7)
Benefit from income taxes	—	—	—	—	(2.1)	(0.8)	(2.1)	(0.7)
Interest (income) and other	0.1	—	—	—	—	—	0.1	—
Write-off of deferred financing costs	—	—	—	—	3.2	—	3.2	—
Interest expense	—	—	—	—	2.6	2.5	2.7	2.6
Amortization of stock-based compensation	—	—	—	—	1.0	0.7	1.0	0.7
Amortization of intangibles	3.4	4.4	0.8	0.8	—	—	4.3	5.3
Depreciation	2.2	2.4	0.4	0.6	0.2	0.3	2.9	3.3
Acquisition plan expenses	—	—	—	—	1.1	—	1.1	—
Facility exit costs	—	—	1.4	—	—	—	1.4	—
Adjusted EBITDA	$12.7	11.7	9.2	0.8	(4.0)	(2.9)	$18.0	9.6
Percentage of related net sales	16.3%	15.3%	11.1%	1.8%	NA	NA	11.2%	7.9%

The significant increase in consolidated Adjusted EBITDA, in dollars, during the three months ended October 31, 2018 as compared to the three months ended October 31, 2017 is primarily attributable to significantly higher net sales and product mix changes in our Government Solutions segment and the benefit of cost reduction actions previously initiated, as discussed above.

The increase in our Commercial Solutions segment's Adjusted EBITDA, in dollars and as a percentage of related segment net sales, was primarily attributable to higher net sales at slightly higher gross margins, lower research and development expenses and the benefit of cost reduction actions previously initiated, as discussed above.

The significant increase in our Government Solutions segment's Adjusted EBITDA, in dollars and as a percentage of related segment net sales, was primarily driven by significantly higher net sales at slightly higher gross margins, as discussed above.

Because our Adjusted EBITDA, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each individual segment as well as unallocated spending, it is inherently difficult to forecast. In addition, our Business Outlook for Fiscal 2019 includes a number of items, the timing of which can still shift and impact our expected quarterly financial performance. Nevertheless, based on expected bookings, expected timing of our performance on orders and the anticipated increase in our Government Solutions segment net sales as a percentage of consolidated net sales, we currently expect our Adjusted EBITDA, as a percentage of consolidated net sales, for fiscal 2019 to be similar to the percentage we achieved in fiscal 2018. Additionally, except for acquisition plan expenses discussed above, our Business Outlook for Fiscal 2019 does not include the impact of our ongoing targeted acquisition plan related to a small but growing technology solutions company. There is no certainty that our acquisition plan efforts will be successful.

If order flow remains strong and we are able to achieve all of our fiscal 2019 business goals, it is possible that our fiscal 2019 Adjusted EBITDA could be higher than our targeted amount.

Index

A reconciliation of our fiscal 2018 GAAP Net Income to Adjusted EBITDA of $78.4 million is shown in the table below (numbers in the table may not foot due to rounding):

($ in millions)	Fiscal Year 2018
Reconciliation of GAAP Net Income to Adjusted EBITDA:
Net income	$29.8
Income taxes	(5.1)
Interest (income) and other	0.3
Interest expense	10.2
Amortization of stock-based compensation	8.6
Amortization of intangibles	21.1
Depreciation	13.7
Adjusted EBITDA	$78.4

In addition, a reconciliation of our GAAP consolidated operating income, net income and net income per diluted share during the three months ended October 31, 2018 to the corresponding non-GAAP measures is shown in the table below (numbers in the table may not foot due to rounding):

	Three months ended October 31, 2018
($ in millions, except for per share amount)	Operating Income	Net Income	Net Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$7.3	$3.5	$0.14
Facility exit costs	1.4	1.1	0.04
Acquisition plan expenses	1.1	0.9	0.04
Write-off of deferred financing costs	—	2.5	0.10
Net discrete tax benefit	—	(2.4)	(0.10)
Non-GAAP measures	$9.8	$5.5	$0.22

Our Adjusted EBITDA is a Non-GAAP measure that represents earnings (loss) before income taxes, interest (income) and other, write-off of deferred financing costs, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, settlement of intellectual property litigation, acquisition plan expenses or strategic alternatives analysis expenses, facility exit costs and other. Our definition of Adjusted EBITDA may differ from the definition of EBITDA used by other companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is also a measure frequently requested by our investors and analysts. We believe that investors and analysts may use Adjusted EBITDA, along with other information contained in our SEC filings, in assessing our performance and comparability of our results with other companies. Our Non-GAAP measures for consolidated operating income, net income and net income per diluted share reflect the GAAP measures as reported, adjusted for certain items as described. These Non-GAAP financial measures have limitations as an analytical tool as they exclude the financial impact of transactions necessary to conduct our business, such as the granting of equity compensation awards, and are not intended to be an alternative to financial measures prepared in accordance with GAAP. These measures are adjusted as described in the reconciliation of GAAP to Non-GAAP in the above tables, but these adjustments should not be construed as an inference that all of these adjustments or costs are unusual, infrequent or non-recurring. Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures determined in accordance with GAAP. Investors are advised to carefully review the GAAP financial results that are disclosed in our SEC filings. We have not quantitatively reconciled our fiscal 2019 Adjusted EBITDA target to the most directly comparable GAAP measure because items such as stock-based compensation, adjustments to the provision for income taxes, amortization of intangibles and interest expense, which are specific items that impact these measures, have not yet occurred, are out of our control, or cannot be predicted. For example, quantification of stock-based compensation expense requires inputs such as the number of shares granted and market price that are not currently ascertainable. Accordingly, reconciliations to the Non-GAAP forward looking metrics are not available without unreasonable effort and such unavailable reconciling items could significantly impact our financial results.

Index

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased to $42.9 million at October 31, 2018 from $43.5 million at July 31, 2018, a decrease of $0.6 million. The decrease in cash and cash equivalents during the three months ended October 31, 2018 was driven by the following:

•
Net cash used in operating activities was $14.1 million for the three months ended October 31, 2018 as compared to net cash provided by operating activities of $6.5 million for the three months ended October 31, 2017. The period-over-period decrease in cash flow from operating activities is attributable to overall changes in net working capital requirements, principally the timing of shipments, billings and payments. We expect cash flow from operating activities during the remainder of fiscal 2019 to be positive.

•
Net cash used in investing activities for the three months ended October 31, 2018 was $1.6 million as compared to $1.1 million for the three months ended October 31, 2017. Both of these amounts primarily represent expenditures relating to ongoing equipment upgrades and enhancements.

•
Net cash provided by financing activities was $15.2 million for the three months ended October 31, 2018 as compared to net cash used in financing activities of $4.7 million for the three months ended October 31, 2017. During the three months ended October 31, 2018, we entered into a new Credit Facility and repaid in full the outstanding borrowings under our Prior Credit Facility. In order to fund our operating cash flow usage, we borrowed from our new Credit Facility. As we expect to generate significant cash flows from operating activities during the remainder of fiscal 2019, borrowings under our new Credit Facility are expected to decline from current levels. During the three months ended October 31, 2018 and 2017, we paid $2.6 million and $2.5 million, respectively, in cash dividends to our stockholders. We also made $5.0 million and $1.0 million, respectively, of payments to remit employees' statutory tax withholding requirements related to the net settlement of stock-based awards during the three months ended October 31, 2018 and 2017.

The Credit Facility is discussed below and in "Notes to Condensed Consolidated Financial Statements - Note (10) - Credit Facility."

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

As of October 31, 2018, our material short-term cash requirements primarily consist of: (i) estimated interest payments for fiscal 2019 under our Credit Facility; (ii) payments related to our capital lease and other obligations; (iii) operating lease commitments; (iv) our ongoing working capital needs, including income tax payments; and (v) payment of accrued quarterly dividends. If our acquisition plan for a small but growing technology solutions company is successful, we expect to pay for such acquisition primarily from existing cash and cash equivalents and increased borrowings. There is no certainty that our acquisition plan efforts will be successful.

In connection with an original $175.0 million shelf registration filed with the SEC on December 15, 2015, we sold 7.1 million shares of our common stock in a public offering at a price of $14.00 per share in June 2016, resulting in proceeds to us of $95.0 million, net of underwriting discounts and commissions. As of October 31, 2018 and December 6, 2018, an aggregate registered amount of $75.0 million under our existing shelf registration statement filed with the SEC remains available for sale of various types of securities, including debt. This existing shelf registration is expected to expire on December 23, 2018. As such, on December 6, 2018, we filed a new $400.0 million shelf registration statement with the SEC for the sale of various types of securities, including debt.

As of October 31, 2018 and December 6, 2018, we were authorized to repurchase up to an additional $8.7 million of our common stock, pursuant to our current $100.0 million stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. There were no repurchases of our common stock during the three months ended October 31, 2018 and 2017.

Index

On September 26, 2018, our Board of Directors declared a dividend of $0.10 per common share, which was paid on November 16, 2018. On December 6, 2018, our Board of Directors declared a dividend of $0.10 per common share, payable on February 15, 2019 to stockholders of record at the close of business on January 16, 2019. Future dividends remain subject to compliance with financial covenants under our Credit Facility as well as Board approval.

Our material long-term cash requirements primarily consist of: (i) mandatory interest payments pursuant to our Credit Facility; (ii) payments relating to our capital lease and other obligations; and (iii) operating lease commitments.

We continue to receive (and approve on a limited basis) requests from our customers for higher credit limits and longer payment terms. We also continue to monitor our accounts receivable credit portfolio and have not had material negative customer credit experiences historically.

We have historically met both our short-term and long-term cash requirements with funds provided by a combination of cash and cash equivalent balances, cash generated from operating activities and cash generated from financing transactions. Based on our anticipated level of future sales and operating income, we believe that our existing cash and cash equivalent balances, our cash generated from operating activities and amounts potentially available under our Credit Facility will be sufficient to meet both our currently anticipated short-term and long-term operating cash requirements.

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

Credit Facility
On October 31, 2018, we entered into a First Amended and Restated Credit Agreement (the “Credit Facility”) with a syndicate of lenders, replacing our prior Credit Agreement dated as of February 23, 2016 (as amended by that certain First Amendment, dated as of June 6, 2017 (the “Prior Credit Facility”)).

The new Credit Facility provides a senior secured loan facility of up to $550.0 million consisting of: (i) a revolving loan facility (“Revolving Loan Facility”) with a borrowing limit of $300.0 million; (ii) an accordion feature allowing us to borrow up to an additional $250.0 million; (iii) a $35.0 million letter of credit sublimit; and (iv) a swingline loan credit sublimit of $25.0 million.

The Credit Facility matures on October 31, 2023 (the “Revolving Maturity Date”). If we issue new unsecured debt in excess of $5.0 million with a maturity date that is less than 91 days from October 31, 2023, the Revolving Maturity Date would automatically accelerate so that it would be 91 days earlier than the maturity date of the new unsecured debt.

The proceeds of the new Credit Facility were used, in part, to repay in full the outstanding borrowings under the Prior Credit Facility, and additional proceeds of the Credit Facility are expected to be used by us for working capital and other general corporate purposes. As of October 31, 2018, the amount outstanding under our Credit Facility was $193.4 million, which is reflected in the non-current portion of long-term debt on our Condensed Consolidated Balance Sheet. At October 31, 2018, we had $2.7 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit.

Borrowings under the Credit Facility shall be either: (i) Alternate Base Rate borrowings, which bear interest from the applicable borrowing date at a rate per annum equal to (x) the greatest of (a) the Prime Rate (as defined) in effect on such day, (b) the Federal Funds Effective Rate (as defined) in effect on such day plus 1/2 of 1.00% per annum and (c) the Adjusted LIBO Rate (as defined) on such day (or, if such day is not a business day, the immediately preceding business day) plus 1.00% per annum, plus (y) the Applicable Rate (as defined), or (ii) Eurodollar borrowings, which bear interest from the applicable borrowing date at a rate per annum equal to (x) the Adjusted LIBO Rate for such interest period plus (y) the Applicable Rate. Determination of the Applicable Rate is based on a pricing grid that is dependent upon our Secured Leverage Ratio (as defined) as of the end of each fiscal quarter for which consolidated financial statements have been most recently delivered.

Index

The Credit Facility contains customary representations, warranties and affirmative covenants. The Credit Facility also contains customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stockholder dividends, and (vii) certain other restrictive agreements. The Credit Facility also contains certain financial covenants and customary events of default (subject to grace periods, as appropriate), such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe the negative covenants and other covenants related to the operation of our business. In addition, under certain circumstances, we may be required to enter into amendments to the Credit Facility in connection with any further syndication of the Credit Facility.

The Credit Facility provides for, among other things: (i) a significant increase in our balance sheet flexibility; (ii) no scheduled payments of principal until maturity; (iii) a maximum Secured Leverage Ratio of 3.75x trailing twelve months ("TTM") Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") and a Maximum Total Leverage Ratio of 4.50x TTM Adjusted EBITDA, each with no step downs; (iv) a Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA; (v) reduced interest rates of approximately 25 basis points as compared to the Prior Credit Facility (based on our Secured Leverage Ratio as of July 31, 2018); and (vi) the elimination or relaxation of many restrictive covenants in our Prior Credit Facility.

As of October 31, 2018, our Secured Leverage Ratio was 2.25x TTM Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of October 31, 2018 was 11.31x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA. Given our expected future business performance, we anticipate maintaining compliance with the terms and financial covenants in our Credit Facility for the foreseeable future.

The obligations under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the “Guarantors”). As collateral security under the Credit Facility and the guarantees thereof, we and the Guarantors have granted to the administrative agent, for the benefit of the lenders, a lien on, and first priority security interest in, substantially all of our tangible and intangible assets.

On December 6, 2018, we entered into the first amendment to the Credit Facility. The purpose of the amendment is to provide for a mechanism to replace the LIBO rate for Eurodollar borrowings with an alternative benchmark interest rate, should the LIBO rate generally become unavailable in the future on an other-than-temporary basis.

Capitalized terms used but not defined herein have the meanings set forth for such terms in the Credit Facility and the Prior Credit Facility, which have been documented and filed with the SEC.

OFF-BALANCE SHEET ARRANGEMENTS

As of October 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Index

COMMITMENTS

In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of October 31, 2018, will materially adversely affect our liquidity.

At October 31, 2018, cash payments due under long-term obligations (including estimated interest expense on our Credit Facility and capital lease and other obligations), excluding purchase orders that we entered into in our normal course of business, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	Remainder of 2019	2020 and 2021	2022 and 2023	After 2023
Credit Facility - principal payments	$193,400	—	—	—	193,400
Credit Facility - interest payments	41,827	6,244	16,751	16,751	2,081
Operating lease commitments	46,508	7,675	16,905	11,168	10,760
Capital lease and other obligations	2,275	1,495	780	—	—
Net contractual cash obligations	$284,010	15,414	34,436	27,919	206,241

As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (10) - Credit Facility," on October 31, 2018, we entered into a new Credit Facility, replacing our Prior Credit Facility dated as of February 23, 2016. The new Credit Facility provides a senior secured loan facility of up to $550.0 million consisting of: (i) a revolving loan facility (“Revolving Loan Facility”) with a borrowing limit of $300.0 million; (ii) an accordion feature allowing us to borrow up to an additional $250.0 million; (iii) a $35.0 million letter of credit sublimit; and (iv) a swingline loan credit sublimit of $25.0 million. The Credit Facility matures on October 31, 2023 (the “Revolving Maturity Date”). In addition, if we issue new unsecured debt in excess of $5.0 million with a maturity date that is less than 91 days from October 31, 2023, the Revolving Maturity Date would automatically accelerate so that it would be 91 days earlier than the maturity date of the new unsecured debt.

As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (17) - Stockholders’ Equity," on December 6, 2018, our Board of Directors declared a dividend of $0.10 per common share, payable on February 15, 2019 to stockholders of record at the close of business on January 16, 2019. Future dividends remain subject to compliance with financial covenants under our Credit Facility as well as Board approval.

At October 31, 2018, we have approximately $2.7 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts. Such amounts are not included in the above table.

In fiscal 2018, we entered into a full and final warranty settlement with AT&T, the largest customer/distributor of a small product line that we refer to as the TCS 911 call handling software solution. As discussed in "Notes to Condensed Consolidated Financial Statements - Note (8) - Accrued Expenses and Other Current Liabilities," pursuant to the settlement agreement, we issued thirty-six credits to AT&T of $0.2 million which AT&T can apply on a monthly basis to purchases of solutions from us, beginning October 2017 through September 2020. As of October 31, 2018, the total present value of these monthly credits is $3.2 million, of which $1.6 million is included in accrued expenses and other current liabilities and $1.6 million is reflected in other liabilities (non-current) on our Condensed Consolidated Balance Sheet. These amounts are not shown in the above commitment table.

As discussed in "Notes to Condensed Consolidated Financial Statements - Note (9) - Cost Reduction Actions," during the three months ended October 31, 2018, we exited our Government Solutions segment's manufacturing facility located in Tampa, Florida and recorded a related charge of $1.4 million in selling, general and administrative expenses on our Condensed Consolidated Statement of Operations. Of this amount, $1.0 million and $0.4 million, respectively, was included in accrued expenses and other current liabilities and other liabilities (non-current) on our Condensed Consolidated Balance Sheet as of October 31, 2018. Such amounts are not shown in the above commitment table.

Index

In the ordinary course of business, we include indemnification provisions in certain of our customer contracts. Pursuant to these agreements, we have agreed to indemnify, hold harmless and reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses related to third-party intellectual property claims. It is not possible to determine the maximum potential amount under these agreements due to a history of nominal claims in the Comtech legacy business and the unique facts and circumstances involved in each particular agreement. As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (18) - Legal Proceedings and Other Matters," TCS is a party to a number of indemnification matters and we are incurring ongoing legal expenses in connection with these matters. Our insurance policies may not cover the cost of defending indemnification claims or providing indemnification. As a result, pending or future claims asserted against us by a party that we have agreed to indemnify could result in legal costs and damages that could have a material adverse effect on our consolidated results of operations and financial condition.

We have change in control agreements, severance agreements and indemnification agreements with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of our Company or an involuntary termination of employment without cause.

Our Condensed Consolidated Balance Sheet as of October 31, 2018 includes total liabilities of $7.3 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

As further discussed in "Notes to Condensed Consolidated Financial Statements - Note (2) - Adoption of Accounting Standards and Updates," during the three months ended October 31, 2018, we adopted:

•	FASB ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)." See "Notes to Condensed Consolidated Financial Statements - Note (3) -Revenue," for further information.

•
FASB ASU No. 2016-16, issued in October 2016, which eliminates a prior exception and now requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory (for example, intellectual property and property, plant and equipment) when the transfer occurs. We adopted this ASU on August 1, 2018. There was no material impact to our condensed consolidated financial statements (including any cumulative-effect adjustment) and disclosures upon such adoption.

In addition, the following FASB ASUs have been issued and incorporated into the FASB ASC and have not yet been adopted by us as of October 31, 2018:

•
FASB ASU No. 2016-02, issued in February 2016, which requires lessees to recognize the following for all leases (with the exception of short-term leases): (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, initially measured at the present value of the lease payments; and (ii) a right-of-use asset, which is an asset that represents the lessee's right to use a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. In January 2018, FASB ASU No. 2018-01 was issued to permit an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity’s adoption of Topic 842. In July 2018, the FASB issued ASU Nos. 2018-10 and 2018-11, which provide further codification improvements and relieves the requirement to present prior comparative year results when adopting the new lease standard. Instead, companies can choose to recognize the cumulative-effect of applying the new standard to leased assets and liabilities as an adjustment to opening retained earnings. These ASUs are effective for fiscal years beginning after December 15, 2018 (our fiscal year beginning on August 1, 2019), including interim periods within those fiscal years and should be applied with a modified retrospective approach. Early adoption is permitted. We are evaluating the impact of these ASUs on our condensed consolidated financial statements and disclosures.

Index

•
FASB ASU No. 2016-13 issued in June 2016 and, as clarified by ASU No. 2018-19 issued in November 2018, which requires the measurement of expected credit losses for financial assets held at the reporting date to be based on historical experience, current conditions and reasonable and supportable forecasts. This ASU is effective for fiscal years beginning after December 15, 2019 (our fiscal year beginning on August 1, 2020), including interim periods within those fiscal years. All entities may adopt the amendments in this ASU earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Except for a prospective transition approach required for debt securities for which an other-than-temporary impairment had been recognized before the effective date, an entity will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, on a modified-retrospective approach). We are evaluating the impact of this ASU on our condensed consolidated financial statements and disclosures.

•
FASB ASU No. 2017-11, issued in July 2017, which provides guidance on the accounting for certain financial instruments with embedded features that result in the strike price of the instrument or embedded conversion option being reduced on the basis of the pricing of future equity offerings (commonly referred to as "down round" features). This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (our fiscal year beginning on August 1, 2019) and early adoption is permitted, including adoption in an interim period. This ASU should be applied retrospectively in accordance with the provisions of the ASU. We are evaluating the impact of this ASU on our condensed consolidated financial statements and disclosures; however, we do not expect the adoption to have any effect given that we currently do not have any financial instruments with such “down round” features.

•
FASB ASU No. 2017-12, issued in August 2017, which expands and refines hedge accounting for both nonfinancial and financial risk components and simplifies and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This ASU is effective for fiscal years beginning after December 15, 2018 (our fiscal year beginning on August 1, 2019) and for interim periods therein, with early adoption permitted. We are evaluating the impact of this ASU on our condensed consolidated financial statements and disclosures; however, we do not expect the adoption to have any effect given that we are currently not a party to any such hedging transactions.

•
FASB ASU No. 2018-07, issued in June 2018, which expands the scope of Topic 718 to include certain share-based payment transactions for acquiring goods and services from nonemployees. This ASU is effective for fiscal years beginning after December 15, 2018 (our fiscal year beginning on August 1, 2019), including interim periods within that fiscal year. Early adoption is permitted. An entity should only remeasure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established, through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. We are evaluating the impact of this ASU on our condensed consolidated financial statements and disclosures; however, we do not expect the adoption to have any effect given that we currently do not have any such outstanding share-based awards with nonemployees.

•
FASB ASU No. 2018-13, issued in August 2018, which modifies the disclosure requirements for fair value measurements in Topic 820. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (our fiscal year beginning on August 1, 2020). Upon the effective date, certain provisions are to be applied prospectively, while others are to be applied retrospectively to all periods presented. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. We are evaluating the impact of this ASU on our condensed consolidated financial statement disclosures.

•
FASB ASU No. 2018-15, issued in August 2018, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. This ASU is effective for fiscal years beginning after December 15, 2019 (our fiscal year beginning on August 1, 2020), and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. This ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are evaluating the impact of this ASU on our condensed consolidated financial statements and disclosures.

Index

•
FASB ASU No. 2018-16, issued in October 2018, which expands the list of eligible U.S. benchmark interest rates permitted in the application of hedge accounting due to broad concerns about the long-term sustainability of the LIBO rate. This ASU adds the Overnight Index Swap (“OIS”) rate, based on the Secured Overnight Financing Rate (“SOFR”), as an eligible U.S. benchmark interest rate. This ASU is effective for fiscal years beginning after December 15, 2018 (our fiscal year beginning on August 1, 2019) and for interim periods therein, with early adoption permitted. We are evaluating the impact of this ASU on our condensed consolidated financial statements and disclosures; however, we do not expect the adoption to have any effect given that we are currently not a party to any such hedging transactions.

•
FASB ASU No. 2018-17, issued in October 2018, which requires entities to consider indirect interests held through related parties under common control on a proportional basis, rather than as the equivalent of a direct interest in its entirety when determining whether a decision-making fee is a variable interest. This ASU is effective for fiscal years beginning after December 15, 2019 (our fiscal year beginning on August 1, 2020) and for interim periods therein, with early adoption permitted. We are evaluating the impact of this ASU on our condensed consolidated financial statements and disclosures; however, we do not expect the adoption to have any effect given that we currently do not have any indirect interests held through related parties in common control.

•
FASB ASU No. 2018-18, issued in November 2018, which clarifies when certain transactions between collaborative arrangement participants should be accounted for under ASC 606 and incorporates unit-of-account guidance consistent with ASC 606 to aid in this determination. The ASU also precludes entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. This ASU is effective for fiscal years beginning after December 15, 2019 (our fiscal year beginning on August 1, 2020) and for interim periods therein, with early adoption permitted. We are evaluating the impact of this ASU on our condensed consolidated financial statements and disclosures; however, we do not expect the adoption to have any effect given that we are currently not engaged in such collaborative arrangement transactions.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from borrowings under our Credit Facility. Based on the amount of outstanding debt under our Credit Facility, a hypothetical change in interest rates by 10% would change interest expense by $0.9 million over a one-year period. Although we do not currently use interest rate derivative instruments to manage exposure to interest rate changes, we may choose to do so in the future in connection with our Credit Facility.

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of October 31, 2018, we had cash and cash equivalents of $42.9 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of October 31, 2018, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended July 31, 2018.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 6.    Exhibits

Exhibit 10.1 - First Amended and Restated Credit Agreement, dated October 31, 2018, among Comtech Telecommunications Corp., the lenders party thereto and Citibank N.A., as administrative agent, issuing bank and swingline lender (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on November 5, 2018)

Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	December 6, 2018	By: /s/ Fred Kornberg
Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date:	December 6, 2018	By: /s/ Michael A. Bondi
Michael A. Bondi
Chief Financial Officer
(Principal Financial and Accounting Officer)