Form 10-Q
period 2019-01-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2019-03-06
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2019

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
Yes               No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes               No
APPLICABLE ONLY TO CORPORATE ISSUERS:
As of March 1, 2019, the number of outstanding shares of Common Stock, par value $0.10 per share, of the registrant was 24,125,899 shares.

Index

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2019	July 31, 2018
Assets
Current assets:
Cash and cash equivalents	$45,997,000	43,484,000
Accounts receivable, net	138,920,000	147,439,000
Inventories, net	87,395,000	75,076,000
Prepaid expenses and other current assets	13,493,000	13,794,000
Total current assets	285,805,000	279,793,000
Property, plant and equipment, net	28,391,000	28,987,000
Goodwill	290,633,000	290,633,000
Intangibles with finite lives, net	232,219,000	240,796,000
Deferred financing costs, net	3,495,000	2,205,000
Other assets, net	2,784,000	2,743,000
Total assets	$843,327,000	845,157,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,057,000	43,928,000
Accrued expenses and other current liabilities	60,343,000	65,034,000
Dividends payable	2,382,000	2,356,000
Contract liabilities	35,027,000	34,452,000
Current portion of long-term debt	—	17,211,000
Current portion of capital lease and other obligations	1,284,000	1,836,000
Interest payable	640,000	499,000
Total current liabilities	129,733,000	165,316,000
Non-current portion of long-term debt, net	174,500,000	148,087,000
Non-current portion of capital lease and other obligations	490,000	765,000
Income taxes payable	414,000	2,572,000
Deferred tax liability, net	13,521,000	10,927,000
Long-term contract liabilities	8,336,000	7,689,000
Other liabilities	3,456,000	4,117,000
Total liabilities	330,450,000	339,473,000
Commitments and contingencies (See Note 19)
Stockholders’ equity:
Preferred stock, par value $0.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $0.10 per share; authorized 100,000,000 shares; issued 38,950,547 shares and 38,860,571 shares at January 31, 2019 and July 31, 2018, respectively	3,895,000	3,886,000
Additional paid-in capital	539,273,000	538,453,000
Retained earnings	411,558,000	405,194,000
	954,726,000	947,533,000
Less:
Treasury stock, at cost (15,033,317 shares at January 31, 2019 and July 31, 2018)	(441,849,000)	(441,849,000)
Total stockholders’ equity	512,877,000	505,684,000
Total liabilities and stockholders’ equity	$843,327,000	845,157,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended January 31,		Six months ended January 31,

	2019	2018	2019	2018
Net sales	$164,133,000	133,731,000	$324,977,000	255,300,000
Cost of sales	102,888,000	82,930,000	205,963,000	156,783,000
Gross profit	61,245,000	50,801,000	119,014,000	98,517,000

Expenses:
Selling, general and administrative	31,987,000	27,215,000	63,834,000	55,690,000
Research and development	13,983,000	13,435,000	27,193,000	27,185,000
Amortization of intangibles	4,288,000	5,268,000	8,577,000	10,537,000
Settlement of intellectual property litigation	(3,204,000)	—	(3,204,000)	—
Acquisition plan expenses	1,778,000	—	2,908,000	—
	48,832,000	45,918,000	99,308,000	93,412,000

Operating income	12,413,000	4,883,000	19,706,000	5,105,000

Other expenses (income):
Interest expense	2,267,000	2,519,000	4,936,000	5,107,000
Write-off of deferred financing costs	—	—	3,217,000	—
Interest (income) and other	(51,000)	(48,000)	15,000	(9,000)

Income before provision for (benefit from) income taxes	10,197,000	2,412,000	11,538,000	7,000
Provision for (benefit from) income taxes	2,371,000	(13,349,000)	244,000	(14,094,000)

Net income	$7,826,000	15,761,000	$11,294,000	14,101,000
Net income per share (See Note 6):
Basic	$0.33	0.66	$0.47	0.59
Diluted	$0.32	0.66	$0.47	0.59

Weighted average number of common shares outstanding – basic	24,034,000	23,816,000	24,017,000	23,805,000

Weighted average number of common and common equivalent shares outstanding – diluted	24,168,000	23,953,000	24,245,000	23,942,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three months ended January 31, 2019 and 2018
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of October 31, 2017	38,640,511	$3,864,000	$532,940,000	$381,064,000	15,033,317	$(441,849,000)	$476,019,000
Equity-classified stock award compensation	—	—	1,080,000	—	—	—	1,080,000
Proceeds from issuance of employee stock purchase plan shares	12,548	1,000	207,000	—	—	—	208,000
Net settlement of stock-based awards	371	—	(3,000)	—	—	—	(3,000)
Cash dividends declared, net ($0.10 per share)	—	—	—	(2,350,000)	—	—	(2,350,000)
Accrual of dividend equivalents, net of reversal ($0.10 per share)	—	—	—	(94,000)	—	—	(94,000)
Net income	—	—	—	15,761,000	—	—	15,761,000
Balance as of January 31, 2018	38,653,430	$3,865,000	$534,224,000	$394,381,000	15,033,317	$(441,849,000)	$490,621,000

Balance as of October 31, 2018	38,938,844	$3,894,000	$537,852,000	$406,199,000	15,033,317	$(441,849,000)	$506,096,000
Equity-classified stock award compensation	—	—	1,191,000	—	—	—	1,191,000
Proceeds from issuance of employee stock purchase plan shares	11,337	1,000	234,000	—	—	—	235,000
Net settlement of stock-based awards	366	—	(4,000)	—	—	—	(4,000)
Cash dividends declared, net ($0.10 per share)	—	—	—	(2,383,000)	—	—	(2,383,000)
Accrual of dividend equivalents, net of reversal ($0.10 per share)	—	—	—	(84,000)	—	—	(84,000)
Net income	—	—	—	7,826,000	—	—	7,826,000
Balance as of January 31, 2019	38,950,547	$3,895,000	$539,273,000	$411,558,000	15,033,317	$(441,849,000)	$512,877,000

See accompanying notes to condensed consolidated financial statements. (Continued)

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
(Unaudited)

	Six months ended January 31, 2019 and 2018
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2017	38,619,467	$3,862,000	$533,001,000	$385,136,000	15,033,317	$(441,849,000)	$480,150,000
Equity-classified stock award compensation	—	—	1,827,000	—	—	—	1,827,000
Proceeds from issuance of employee stock purchase plan shares	24,222	2,000	395,000	—	—	—	397,000
Forfeiture of restricted stock	(10,254)	(1,000)	1,000	—	—	—	—
Net settlement of stock-based awards	19,995	2,000	(1,000,000)	—	—	—	(998,000)
Cash dividends declared, net ($0.20 per share)	—	—	—	(4,701,000)	—	—	(4,701,000)
Accrual of dividend equivalents, net of reversal ($0.20 per share)	—	—	—	(155,000)	—	—	(155,000)
Net income	—	—	—	14,101,000	—	—	14,101,000
Balance as of January 31, 2018	38,653,430	$3,865,000	$534,224,000	$394,381,000	15,033,317	$(441,849,000)	$490,621,000

Balance as of July 31, 2018	38,860,571	$3,886,000	$538,453,000	$405,194,000	15,033,317	$(441,849,000)	$505,684,000
Equity-classified stock award compensation	—	—	2,237,000	—	—	—	2,237,000
Proceeds from exercises of stock options	6,100	1,000	173,000	—	—	—	174,000
Proceeds from issuance of employee stock purchase plan shares	20,198	2,000	474,000	—	—	—	476,000
Issuance of restricted stock	10,386	1,000	(1,000)	—	—	—	—
Net settlement of stock-based awards	53,292	5,000	(2,063,000)	—	—	—	(2,058,000)
Cash dividends declared, net ($0.20 per share)	—	—	—	(4,764,000)	—	—	(4,764,000)
Accrual of dividend equivalents, net of reversal ($0.20 per share)	—	—	—	(166,000)	—	—	(166,000)
Net income	—	—	—	11,294,000	—	—	11,294,000
Balance as of January 31, 2019	38,950,547	$3,895,000	$539,273,000	$411,558,000	15,033,317	$(441,849,000)	$512,877,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended January 31,
	2019	2018
Cash flows from operating activities:
Net income	$11,294,000	14,101,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	5,700,000	6,663,000
Amortization of intangible assets with finite lives	8,577,000	10,537,000
Amortization of stock-based compensation	2,237,000	1,827,000
Amortization of deferred financing costs	732,000	1,098,000
Write-off of deferred financing costs	3,217,000	—
Estimated contract settlement costs	3,886,000	—
Settlement of intellectual property litigation	(3,204,000)	—
Loss on disposal of property, plant and equipment	40,000	—
Provision for allowance for doubtful accounts	487,000	577,000
Provision for excess and obsolete inventory	1,749,000	2,433,000
Deferred income tax expense (benefit)	2,594,000	(11,218,000)
Changes in assets and liabilities:
Accounts receivable	3,229,000	5,801,000
Inventories	(14,068,000)	(13,537,000)
Prepaid expenses and other current assets	1,568,000	1,745,000
Other assets	107,000	(257,000)
Accounts payable	(14,693,000)	(2,259,000)
Accrued expenses and other current liabilities	3,282,000	(5,146,000)
Contract liabilities	(857,000)	235,000
Other liabilities, non-current	275,000	(242,000)
Interest payable	177,000	(199,000)
Income taxes payable	(3,291,000)	(2,982,000)
Net cash provided by operating activities	13,038,000	9,177,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,181,000)	(2,836,000)
Net cash used in investing activities	(4,181,000)	(2,836,000)

Cash flows from financing activities:
Net borrowings of long-term debt under Credit Facility	174,500,000	—
Net (payments) borrowings under Revolving Loan portion of Prior Credit Facility	(48,603,000)	9,400,000
Repayment of debt under Term Loan portion of Prior Credit Facility	(120,121,000)	(10,354,000)
Remittance of employees' statutory tax withholdings for stock awards	(5,021,000)	(998,000)
Cash dividends paid	(4,998,000)	(4,821,000)
Payment of deferred financing costs	(1,808,000)	—
Repayment of principal amounts under capital lease and other obligations	(863,000)	(1,337,000)
Proceeds from issuance of employee stock purchase plan shares	476,000	397,000
Payment of shelf registration costs	(80,000)	—
Proceeds from exercises of stock options	174,000	—
Net cash used in financing activities	(6,344,000)	(7,713,000)

Net increase (decrease) in cash and cash equivalents	2,513,000	(1,372,000)
Cash and cash equivalents at beginning of period	43,484,000	41,844,000
Cash and cash equivalents at end of period	$45,997,000	40,472,000
See accompanying notes to condensed consolidated financial statements. (Continued)

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)
	Six months ended January 31,
	2019	2018
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$3,844,000	3,977,000
Income taxes, net	$941,000	108,000

Non-cash investing and financing activities:
Cash dividends declared but unpaid (including dividend equivalents)	$2,548,000	2,506,000
Accrued additions to property, plant and equipment	$963,000	1,102,000
Accrued deferred financing costs	$4,000	—
Accrued shelf registration costs	$68,000	—
Issuance (forfeiture) of restricted stock	$1,000	(1,000)

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and its subsidiaries ("Comtech," "we," "us," or "our") as of and for the three and six months ended January 31, 2019 and 2018 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

As disclosed in more detail in Note (15) - "Segment Information," we manage our business in two reportable segments: Commercial Solutions and Government Solutions.

Certain reclassifications have been made to previously reported condensed consolidated financial statements to conform to the current fiscal period presentation.

(2)    Solacom Acquisition - Subsequent Event

On February 28, 2019, we completed our acquisition of Solacom Technologies Inc. ("Solacom"), pursuant to the Arrangement Agreement, dated as of January 7, 2019, by and among Solacom, Comtech and Solar Acquisition Corp., a Canadian corporation and a direct, wholly-owned subsidiary of Comtech. Solacom is a leading provider of Next Generation 911 ("NG911") solutions for public safety agencies. Effective during our third quarter of fiscal 2019, its financial results will be included in our Commercial Solutions segment. The acquisition of Solacom was a significant step in our strategy of enhancing our safety and security solutions. The acquisition has a preliminary purchase price for accounting purposes of $31,533,000, of which $25,927,000 was settled in cash and $5,606,000 was settled with the issuance of 208,699 shares of Comtech’s common stock at a volume weighted average stock price of $26.86. The cash portion of the purchase price was funded principally through borrowings under our Credit Facility. The preliminary purchase price for accounting purposes is subject to finalization.

(3)    Adoption of Accounting Standards and Updates

We are required to prepare our condensed consolidated financial statements in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") which is the source for all authoritative U.S. generally accepted accounting principles, which are commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs"). During the six months ended January 31, 2019, we adopted:

•	FASB ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)."See Note (4) - "Revenue" for further information.

•
FASB ASU No. 2016-16 "Intra-Entity Transfers of Assets Other Than Inventory," which eliminates a prior exception and now requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory (for example, intellectual property and property, plant and equipment) when the transfer occurs. We adopted this ASU on August 1, 2018. There was no material impact to our condensed consolidated financial statements (including any cumulative-effect adjustment) and disclosures upon such adoption.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

During the six months ended January 31, 2019, the SEC issued Final Rule Release No. 33-10532 "Disclosure Update and Simplification," which revised certain of the SEC’s disclosure requirements that have become superseded in light of other SEC and or U.S. GAAP disclosure requirements. As a result of the final rule’s amendments, the SEC now requires a registrant to reconcile its changes in stockholders' equity for both the current and comparative interim and year-to-date periods, with subtotals. Our Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended January 31, 2019 and 2018 reflect our adoption of this final rule.

(4)    Revenue

On August 1, 2018, we adopted ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)" or "ASC 606" applying the modified retrospective transition method. Except for new presentation or disclosure requirements, the impact of adoption, both as of August 1, 2018 and for the three and six months ended January 31, 2019, was not material to our business, results of operations or financial condition. As a practical expedient, we adopted the new standard only for existing contracts as of August 1, 2018. All periods prior to August 1, 2018 will continue to be reported under the accounting standards in effect in those periods. As a result of ASC 606, we made the following adjustments to our Condensed Consolidated Balance Sheet as of August 1, 2018:

	As reported at	Adoption of	Balance at
	July 31, 2018	ASC 606	August 1, 2018
Accrued expenses and other current liabilities(1)	$65,034,000	$(2,079,000)	$62,955,000
Contract liabilities, current and non-current(2)	42,141,000	2,079,000	44,220,000

(1) See Note (9) - "Accrued Expenses and Other Current Liabilities" for further discussion of reclassification.
(2) Formerly presented on the face of our Condensed Consolidated Balance Sheet as "Customer advances and deposits, current and non-current" prior to our adoption of ASC 606.

The core principle of ASC 606 is that revenue should be recorded in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. Under ASC 606, we follow a five-step model to: (1) identify the contract with our customer; (2) identify our performance obligations in our contract; (3) determine the transaction price for our contract; (4) allocate the transaction price to our performance obligations; and (5) recognize revenue using one of the following two methods:

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

For over time contracts using a cost-to-cost measure of progress, we have an estimate at completion ("EAC") process in which management reviews the progress and execution of our performance obligations. This EAC process requires management judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Since certain contracts extend over a long period of time, the impact of revisions in revenue and or cost estimates during the progress of work may impact current period earnings through a cumulative adjustment. Additionally, if the EAC process indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract revenue and cost estimates for significant contracts are generally reviewed and reassessed at least quarterly.

The cost-to-cost method is principally used to account for contracts in our command and control solutions and over-the-horizon microwave systems product lines and, to a lesser extent, certain location-based and messaging infrastructure contracts in our enterprise technology solutions product line. For service-based contracts in both our enterprise technology solutions and safety and security technology solutions product lines, we recognize revenue over time. These services are typically recognized as a series of services performed over the contract term using the straight-line method, or based on our customers’ actual usage of the networks and platforms which we provide.

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

Point in time accounting is principally applied to contracts in our satellite earth station product line (which includes satellite modems, traveling wave tube amplifiers ("TWTAs") and solid-state power amplifiers ("SSPAs")) and solid-state high-power narrow and broadband amplifiers. Point in time accounting is also applied to certain contracts in our command and control solutions product line. The contracts related to these product lines do not meet the requirements for over time revenue recognition because our customers cannot utilize the equipment for its intended purpose during any phase of our manufacturing process; customers do not simultaneously receive and or consume the benefits provided by our performance; customers do not control the asset (i.e., prior to delivery, customers cannot direct the use of the asset, sell or exchange the equipment, etc.); and, although many of our contracts have termination for convenience clauses and or an enforceable right to payment for performance completed to date, our performance creates an asset with an alternative use through the point of delivery.

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

Almost all of our contracts with customers are denominated in U.S. dollars and typically are either firm fixed-price or cost reimbursable type contracts (including fixed-fee, incentive-fee and time-and-material type contracts). In almost all of our contracts with customers, we are the principal in the arrangement and report revenue on a gross basis. Transaction prices for contracts with U.S. domestic and international customers are usually based on specific negotiations with each customer and in the case of the U.S. government, sometimes based on estimated or actual costs of providing the goods or services in accordance with applicable regulations. Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended January 31,		Six months ended January 31,
	2019	2018	2019	2018
United States
U.S. government	45.2%	31.5%	44.7%	32.0%
Domestic	32.0%	42.0%	31.7%	43.1%
Total United States	77.2%	73.5%	76.4%	75.1%

International	22.8%	26.5%	23.6%	24.9%
Total	100.0%	100.0%	100.0%	100.0%

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales, are sales to Verizon Communications Inc. ("Verizon"). Sales to Verizon were 10.1% of consolidated net sales for the three months ended January 31, 2019. Sales to Verizon were 10.5% and 11.1%, respectively, of consolidated net sales for the three and six months ended January 31, 2018. International sales include sales to U.S. domestic companies for inclusion in products that are sold to international customers. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for the three and six months ended January 31, 2019 and 2018.

The following tables summarize our disaggregation of revenue consistent with information reviewed by our chief operating decision-maker ("CODM") for the three and six months ended January 31, 2019. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors which impact our business:

	Three months ended January 31, 2019			Six months ended January 31, 2019
	Commercial Solutions	Government Solutions	Total	Commercial Solutions	Government Solutions	Total
Geographical region and customer type
U.S. government	$20,911,000	53,389,000	$74,300,000	$35,131,000	110,213,000	$145,344,000
Domestic	43,693,000	8,761,000	52,454,000	85,930,000	17,035,000	102,965,000
Total United States	64,604,000	62,150,000	126,754,000	121,061,000	127,248,000	248,309,000

International	22,131,000	15,248,000	37,379,000	43,647,000	33,021,000	76,668,000
Total	$86,735,000	77,398,000	$164,133,000	$164,708,000	160,269,000	$324,977,000
Contract type
Firm fixed price	$85,567,000	57,017,000	$142,584,000	$161,857,000	120,628,000	$282,485,000
Cost reimbursable	1,168,000	20,381,000	21,549,000	2,851,000	39,641,000	42,492,000
Total	$86,735,000	77,398,000	$164,133,000	$164,708,000	160,269,000	$324,977,000
Transfer of control
Point in time	$46,031,000	45,182,000	$91,213,000	$83,976,000	97,805,000	$181,781,000
Over time	40,704,000	32,216,000	72,920,000	80,732,000	62,464,000	143,196,000
Total	$86,735,000	77,398,000	$164,133,000	$164,708,000	160,269,000	$324,977,000

The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on our Condensed Consolidated Balance Sheet. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. For certain contracts with provisions that are intended to protect customers in the event we do not satisfy our performance obligations, billings occur subsequent to revenue recognition, resulting in what we have historically presented as unbilled receivables. Under ASC 606, unbilled receivables constitute contract assets. There were no material impairment losses recognized on contract assets during the six months ended January 31, 2019. On large long term contracts, and for contracts with international customers that do not do business with us regularly, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to-date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract. Under the typical payment terms for our contracts accounted for at a point in time, costs are accumulated in inventory until the time of billing, which generally coincides with revenue recognition. Of the total contract liabilities at August 1, 2018, $24,606,000 was recognized as revenue during the six months ended January 31, 2019.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

We recognize the incremental costs to obtain or fulfill a contract as an expense when incurred if the amortization period of the asset is one year or less. Incremental costs to obtain or fulfill contracts with an amortization period greater than one year were not material.

As commissions payable to our internal sales and marketing employees or contractors are contingent upon multiple factors, such commissions are not considered direct costs to obtain or fulfill a contract with a customer and are expensed as incurred in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations. As for commissions payable to third party sales representatives related to large long-term contracts, we do consider these types of commissions both direct and incremental costs to obtain and fulfill such contracts. Therefore, such types of commissions are included in total estimated costs at completion for such contracts and expensed over time through cost of sales on our Condensed Consolidated Statements of Operations.

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under indefinite delivery / indefinite quantity ("IDIQ") contracts. As of January 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $586,412,000. We expect that a significant portion of our remaining performance obligations at January 31, 2019 will be completed and recognized as revenue during the next twelve month period. During the three and six months ended January 31, 2019, revenue recognized from performance obligations satisfied, or partially satisfied, in previous periods (for example due to changes in the transaction price) was not material.

(5)    Fair Value Measurements and Financial Instruments

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

The fair value of our Credit Facility that we entered into on October 31, 2018 approximates its carrying amount due to its variable interest rate and pricing grid that is dependent upon our leverage ratio as of the end of each fiscal quarter. We believe the fair value of our non-current portion of capital lease and other obligations, which currently has a blended interest rate of approximately 7.0%, would not be materially different than its carrying value as of January 31, 2019.

The fair value of the non-current portion of our favorable AT&T warranty settlement would not be materially different than its carrying value as of as of January 31, 2019, given our belief that the present value of such liability reflects market participants' assumptions for a similar junior, unsecured debt instrument. See Note (9) - "Accrued Expenses and Other Current Liabilities" for further discussion of the favorable AT&T warranty settlement.

As of January 31, 2019 and July 31, 2018, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

(6)    Earnings Per Share

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

There were no purchases of our common stock during the three or six months ended January 31, 2019 or 2018. See Note (18) - "Stockholders’ Equity" for more information.

Weighted average stock options, RSUs and restricted stock outstanding of 1,678,000 and 1,812,000 for the three months ended January 31, 2019 and 2018, respectively, and 609,000 and 1,821,000 for the six months ended January 31, 2019 and 2018, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 245,000 and 259,000 weighted average performance shares outstanding for the three months ended January 31, 2019 and 2018, respectively, and 240,000 and 211,000 for the six months ended January 31, 2019 and 2018, respectively, as the performance conditions have not yet been satisfied. However, the compensation expense related to these awards is included in net income (the numerator) for EPS calculations for each respective period.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended January 31,		Six months ended January 31,
	2019	2018	2019	2018
Numerator:
Net income for basic calculation	$7,826,000	15,761,000	$11,294,000	14,101,000
Numerator for diluted calculation	$7,826,000	15,761,000	$11,294,000	14,101,000

Denominator:
Denominator for basic calculation	24,034,000	23,816,000	24,017,000	23,805,000
Effect of dilutive securities:
Stock-based awards	134,000	137,000	228,000	137,000
Denominator for diluted calculation	24,168,000	23,953,000	24,245,000	23,942,000

(7)    Accounts Receivable

Accounts receivable consist of the following at:

	January 31, 2019	July 31, 2018
Receivables from commercial and international customers	$80,828,000	83,411,000
Unbilled receivables from commercial and international customers	12,902,000	19,731,000
Receivables from the U.S. government and its agencies	45,300,000	26,251,000
Unbilled receivables from the U.S. government and its agencies	1,850,000	19,807,000
Total accounts receivable	140,880,000	149,200,000
Less allowance for doubtful accounts	1,960,000	1,761,000
Accounts receivable, net	$138,920,000	147,439,000

Unbilled receivables as of January 31, 2019 relate to contracts-in-progress for which revenue has been recognized, but for which we have not yet earned the right to bill the customer for work performed to-date. Under ASC 606, which we adopted on August 1, 2018 (see Note (4) - "Revenue"), unbilled receivables constitute contract assets. Management estimates that substantially all amounts not yet billed at January 31, 2019 will be billed and collected within one year.

Of the unbilled receivables from commercial and international customers at January 31, 2019 and July 31, 2018, approximately $1,545,000 and $1,558,000, respectively, relates to a large over-the-horizon microwave systems contract with our large U.S. prime contractor customer (all of which related to our North African country end-customer).

As of January 31, 2019, the U.S. government (and its agencies) and Verizon represented 33.5% and 11.6%, respectively, of total accounts receivable. As of July 31, 2018, the U.S. government (and its agencies) and Verizon represented 30.9% and 10.1%, respectively, of total accounts receivable.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(8)    Inventories

Inventories consist of the following at:

	January 31, 2019	July 31, 2018
Raw materials and components	$56,283,000	53,649,000
Work-in-process and finished goods	48,173,000	38,854,000
Total inventories	104,456,000	92,503,000
Less reserve for excess and obsolete inventories	17,061,000	17,427,000
Inventories, net	$87,395,000	75,076,000

As of January 31, 2019 and July 31, 2018, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $1,337,000 and $1,249,000, respectively, and the amount of inventory related to contracts from third party commercial customers who outsource their manufacturing to us was $1,641,000 and $1,310,000, respectively.

(9)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	January 31, 2019	July 31, 2018
Accrued wages and benefits	$23,239,000	23,936,000
Accrued contract costs	11,202,000	10,016,000
Accrued warranty obligations	9,576,000	11,738,000
Accrued legal costs	2,625,000	6,179,000
Accrued commissions and royalties	3,541,000	4,654,000
Other	10,160,000	8,511,000
Accrued expenses and other current liabilities	$60,343,000	65,034,000

On August 1, 2018, in connection with our adoption of ASC 606, $2,079,000 of accrued expenses and other current liabilities were reclassified to contract liabilities on our Condensed Consolidated Balance Sheet. Of this total amount, $1,679,000 and $400,000, respectively, was reclassified from the "accrued warranty obligations" and "other" categories presented in the above table to contract liabilities, as they represented deferred revenue related to service-type warranty performance obligations. See Note (4) - "Revenue" for further discussion of our adoption of ASC 606.

Other accrued expenses as of January 31, 2019 include $811,000 for the current portion of the facility exit costs related to the closure of a manufacturing facility, as discussed in more detail in Note (10) - "Cost Reduction Actions."

Accrued legal costs as of July 31, 2018 included $3,372,000 related to estimated costs associated with a certain TeleCommunication Systems, Inc. ("TCS") intellectual property matter. During the three and six months ended January 31, 2019, this matter was favorably resolved. As a result, we reduced such accrued legal costs and recorded a $3,204,000 benefit in the Condensed Consolidated Statement of Operations. See Note (19) - "Legal Proceedings and Other Matters" for additional information.

Accrued contract costs represent direct and indirect costs on contracts as well as estimates of amounts owed for invoices not yet received from vendors or reflected in accounts payable.

Accrued warranty obligations as of January 31, 2019 relate to estimated liabilities for assurance-type warranty coverage that we provide to our customers. We generally provide warranty coverage for some of our products for a period of at least one year from the date of delivery. We record a liability for estimated warranty expense based on historical claims, product failure rates, a consideration of contractual obligations, future costs to resolve software issues and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Changes in our accrued warranty obligations during the six months ended January 31, 2019 and 2018 were as follows:

	Six months ended January 31,
	2019	2018
Balance at beginning of period	$11,738,000	17,617,000
Reclass to contract liabilities as of August 1, 2018	(1,679,000)	—
Provision for warranty obligations	1,738,000	2,278,000
Charges incurred	(3,066,000)	(3,914,000)
Warranty settlement and reclass (see below)	845,000	(3,500,000)
Balance at end of period	$9,576,000	12,481,000

Our current accrued warranty obligations at January 31, 2019 and July 31, 2018 include $4,169,000 and $4,650,000, respectively, of warranty obligations for a small product line that we refer to as the TCS 911 call handling software solution. This solution was licensed to customers prior to our acquisition of TCS. During the six months ended January 31, 2018, we entered into a full and final warranty settlement with AT&T, the largest customer/distributor of this product line, pursuant to which we issued thirty-six credits to AT&T of $153,000 which AT&T can apply on a monthly basis to purchases of solutions from us, beginning October 2017 through September 2020. As of January 31, 2019, the total present value of these monthly credits is $2,840,000, of which $1,656,000 is included in our current accrued warranty obligations and $1,184,000 is reflected in other liabilities (non-current) on our Condensed Consolidated Balance Sheet. In connection with this favorable settlement, during the six months ended January 31, 2018, we recorded a benefit to cost of sales of $660,000.

(10)    Cost Reduction Actions

During the three months ended October 31, 2018, we took steps to improve our future operating results and successfully consolidated our Government Solutions segment’s manufacturing facility located in Tampa, Florida with another facility that we maintain in Orlando, Florida. In doing so, we accrued $1,373,000 of facility exit costs, which were recorded in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations.

During the three and six months ended January 31, 2019, we made cash payments of $181,000 related to such facility exit cost accrual. As of January 31, 2019, the remaining estimated facility exit costs amounted to $1,192,000, of which $811,000 and $381,000, respectively, was included in "accrued expenses and other current liabilities" and "other liabilities (non-current)" on our Condensed Consolidated Balance Sheet. To-date, we have incurred an immaterial amount of severance and retention costs related to our Florida facilities consolidation.

(11)    Credit Facility

On October 31, 2018, we entered into a First Amended and Restated Credit Agreement (the "Credit Facility") with a syndicate of lenders, replacing our prior Credit Agreement dated as of February 23, 2016 (as amended by that certain First Amendment, dated as of June 6, 2017 (the "Prior Credit Facility")). In connection with the establishment of our new Credit Facility, during the three months ended October 31, 2018, we wrote-off $3,217,000 of deferred financing costs primarily related to the Term Loan Facility portion of our Prior Credit Facility and capitalized deferred financing costs of $1,812,000 related to the new Credit Facility.

The new Credit Facility provides a senior secured loan facility of up to $550,000,000 consisting of: (i) a revolving loan facility ("Revolving Loan Facility") with a borrowing limit of $300,000,000; (ii) an accordion feature allowing us to borrow up to an additional $250,000,000; (iii) a $35,000,000 letter of credit sublimit; and (iv) a swingline loan credit sublimit of $25,000,000.

The Credit Facility matures on October 31, 2023 (the "Revolving Maturity Date"). If we issue new unsecured debt in excess of $5,000,000 with a maturity date that is less than 91 days from October 31, 2023, the Revolving Maturity Date would automatically accelerate so that it would be 91 days earlier than the maturity date of the new unsecured debt.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The proceeds of the new Credit Facility were used, in part, to repay in full the outstanding borrowings under the Prior Credit Facility, and additional proceeds of the Credit Facility are expected to be used by us for working capital and other general corporate purposes. As of January 31, 2019, the amount outstanding under our Credit Facility was $174,500,000, which is reflected in the non-current portion of long-term debt on our Condensed Consolidated Balance Sheet. At January 31, 2019, we had $2,331,000 of standby letters of credit outstanding under our Credit Facility related to guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During the three months ended January 31, 2019, we had outstanding balances under the new Credit Facility ranging from $160,000,000 to $174,500,000.

As of January 31, 2019, total net deferred financing costs related to the Credit Facility were $3,495,000 and are being amortized over the term of our Credit Facility through October 31, 2023.

Interest expense, including amortization of deferred financing costs, for the three months ended January 31, 2019 and 2018 was $2,171,000 and $2,350,000, respectively. The amount for the most recent fiscal quarter relates to our new Credit Facility; whereas, the amount in the comparable prior year period relates to our Prior Credit Facility. Interest expense, including amortization of deferred financing costs, for the six months ended January 31, 2019 and 2018 was $4,713,000 and $4,815,000, respectively. The amount for the most recent fiscal year-to-date period relates to both our Prior Credit Facility and new Credit Facility; whereas, the amount in the comparable prior year period relates only to our Prior Credit Facility. Our blended interest rate approximated 5.08% and 5.10%, respectively, for the three months ended January 31, 2019 and 2018, and approximated 5.54% and 5.20%, respectively, for the six months ended January 31, 2019 and 2018.

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

As of January 31, 2019, our Secured Leverage Ratio was 1.85x TTM Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of January 31, 2019 was 12.16x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA. Given our expected future business performance, we anticipate maintaining compliance with the terms and financial covenants in our Credit Facility for the foreseeable future.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The obligations under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Guarantors"). As collateral security under the Credit Facility and the guarantees thereof, we and the Guarantors have granted to the administrative agent, for the benefit of the lenders, a lien on, and first priority security interest in, substantially all of our tangible and intangible assets.

On December 6, 2018, we entered into the first amendment to the Credit Facility. The purpose of the amendment is to provide for a mechanism to replace the LIBO Rate for Eurodollar borrowings with an alternative benchmark interest rate, should the LIBO Rate generally become unavailable in the future on an other-than-temporary basis.

The Prior Credit Facility was a $400,000,000 secured credit facility and comprised of a senior secured term loan A facility of $250,000,000 (the "Term Loan Facility") and a secured revolving loan facility of up to $150,000,000, including a $25,000,000 letter of credit sublimit (the "Revolving Loan Facility"). The proceeds of the Prior Credit Facility were primarily used to finance our acquisition of TCS, including the repayment of certain existing indebtedness of TCS. During the three months ended October 31, 2018, we had outstanding balances under the Revolving Loan Facility, ranging from $34,904,000 to $63,804,000.

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

(12)    Capital Lease and Other Obligations

We lease certain equipment under capital leases. As of January 31, 2019 and July 31, 2018, the net book value of the leased assets which collateralize the capital lease and other obligations was $1,542,000 and $2,547,000, respectively, and consisted primarily of machinery and equipment. Depreciation of leased assets is included in depreciation expense.

As of January 31, 2019, our capital lease and other obligations reflect a blended interest rate of approximately 7.0%. Our capital leases generally contain provisions whereby we can purchase the equipment at the end of the lease for a one dollar buyout.

Future minimum payments under capital lease and other obligations consisted of the following at January 31, 2019:

Remainder of fiscal 2019	$1,070,000
Fiscal 2020	780,000
Fiscal 2021 and beyond	—
Total minimum lease payments	1,850,000
Less: amounts representing interest	76,000
Present value of net minimum lease payments	1,774,000
Current portion of capital lease and other obligations	1,284,000
Non-current portion of capital lease and other obligations	$490,000

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

In connection with Tax Reform, during the three months ended January 31, 2018, we recorded an initial estimated net discrete tax benefit of $14,018,000, primarily related to the remeasurement of deferred tax liabilities associated with non-deductible amortization related to intangible assets. This remeasurement was recorded pursuant to ASC 740 "Income Taxes" and SEC Staff Accounting Bulletin ("SAB") 118, using estimates based on reasonable and supportable assumptions and available information as of such reporting date. The remeasurement of deferred taxes as a result of Tax Reform may change if the estimated timing of the deferred tax impacts shift between fiscal 2018 and fiscal 2019 and beyond, which will become known after we file our federal and state income tax returns for fiscal 2018. In addition, it is possible that the Internal Revenue Service ("IRS") will issue clarifying or interpretive guidance related to Tax Reform, which may ultimately result in a change to our estimated income tax.

At January 31, 2019 and July 31, 2018, total unrecognized tax benefits were $7,506,000 and $9,339,000, respectively, including interest of $58,000 and $202,000, respectively. At January 31, 2019 and July 31, 2018, $414,000 and $2,572,000, respectively, of our unrecognized tax benefits were recorded as non-current income taxes payable on our Condensed Consolidated Balance Sheets. The remaining unrecognized tax benefits of $7,092,000 and $6,767,000 at January 31, 2019 and July 31, 2018, respectively, were presented as an offset to the associated non-current deferred tax assets on our Condensed Consolidated Balance Sheets. Of the total unrecognized tax benefits, $6,852,000 and $8,563,000, at January 31, 2019 and July 31, 2018, respectively, net of the reversal of the federal benefit recognized as a deferred tax asset relating to state reserves, would favorably impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our condensed consolidated financial statements. Our policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense.

During the six months ended January 31, 2019, the IRS finalized its audit of our federal income tax return for fiscal 2016 without assessing additional taxes. Our federal income tax returns for fiscal 2015 and 2017 remain subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2014 are subject to audit. TCS's federal income tax returns for tax year 2015 and the tax period from January 1, 2016 to February 23, 2016 are subject to potential future IRS audit. None of TCS's state income tax returns prior to calendar year 2014 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

(14)    Stock-Based Compensation

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

As of January 31, 2019, the aggregate number of shares of common stock which may be issued, pursuant to the Plan, may not exceed 10,362,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and employee purchases under the ESPP with the issuance of new shares of our common stock.

As of January 31, 2019, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 8,320,017 shares (net of 3,953,739 expired and canceled awards), of which an aggregate of 5,880,653 have been exercised or settled.

As of January 31, 2019, the following stock-based awards, by award type, were outstanding:

Stock options	1,582,195
Performance shares	260,262
RSUs and restricted stock	441,101
Share units	155,806
Total	2,439,364

Our ESPP provides for the issuance of up to 1,050,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance. Through January 31, 2019, we have cumulatively issued 763,933 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended January 31,		Six months ended January 31,
	2019	2018	2019	2018
Cost of sales	$60,000	51,000	$118,000	91,000
Selling, general and administrative expenses	1,051,000	954,000	1,956,000	1,608,000
Research and development expenses	80,000	75,000	163,000	128,000
Stock-based compensation expense before income tax benefit	1,191,000	1,080,000	2,237,000	1,827,000
Estimated income tax benefit	(260,000)	(234,000)	(488,000)	(494,000)
Net stock-based compensation expense	$931,000	846,000	$1,749,000	1,333,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At January 31, 2019, unrecognized stock-based compensation of $10,021,000, net of estimated forfeitures of $874,000, is expected to be recognized over a weighted average period of 3.0 years. Total stock-based compensation capitalized and included in ending inventory at both January 31, 2019 and July 31, 2018 was $48,000. There are no liability-classified stock-based awards outstanding as of January 31, 2019 or July 31, 2018.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Stock-based compensation expense (benefit), by award type, is summarized as follows:

	Three months ended January 31,		Six months ended January 31,
	2019	2018	2019	2018
Stock options	$181,000	268,000	$352,000	536,000
Performance shares	386,000	371,000	792,000	483,000
RSUs and restricted stock	568,000	390,000	1,115,000	774,000
ESPP	56,000	51,000	108,000	96,000
Share units	—	—	(130,000)	(62,000)
Stock-based compensation expense before income tax benefit	1,191,000	1,080,000	2,237,000	1,827,000
Estimated income tax benefit	(260,000)	(234,000)	(488,000)	(494,000)
Net stock-based compensation expense	$931,000	846,000	$1,749,000	1,333,000

ESPP stock-based compensation expense primarily relates to the 15% discount offered to participants in the ESPP. During the six months ended January 31, 2019 and 2018, we recorded benefits of $130,000 and $62,000, respectively, which primarily represents the recoupment of certain share units.

The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability on our Condensed Consolidated Balance Sheet as of January 31, 2019 and July 31, 2018. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

Stock Options
The following table summarizes the Plan's activity during the six months ended January 31, 2019:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2018	1,668,975	$28.72
Exercised	(78,930)	28.37
Outstanding at October 31, 2018	1,590,045	28.74
Expired/canceled	(7,850)	29.30
Outstanding at January 31, 2019	1,582,195	$28.74	4.01	$91,000

Exercisable at January 31, 2019	1,385,023	$28.73	3.69	$33,000

Vested and expected to vest at January 31, 2019	1,550,570	$28.73	3.97	$79,000

Stock options outstanding as of January 31, 2019 have exercise prices ranging from $20.90 to $33.94, representing the fair market value of our common stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years. There were no stock options exercised during the three months ended January 31, 2019, or three and six months ended January 31, 2018. The total intrinsic value relating to stock options exercised during the six months ended January 31, 2019 was $561,000. There were no stock options granted since fiscal 2017.

During the six months ended January 31, 2019, at the election of certain holders of vested stock options, 72,830 stock options were net settled upon exercise. As a result, 9,345 net shares of our common stock were issued during the six months ended January 31, 2019 after reduction of shares retained to satisfy the exercise price and minimum statutory tax withholding requirements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Performance Shares, RSUs, Restricted Stock and Share Unit Awards
The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2018	818,438	$19.78
Granted	177,908	34.27
Settled	(121,790)	21.08
Forfeited	(17,659)	27.23
Outstanding at October 31, 2018	856,897	22.44
Granted	2,599	25.01
Settled	(526)	11.40
Forfeited	(1,801)	22.70
Outstanding at January 31, 2019	857,169	$22.46	$21,404,000

Vested at January 31, 2019	216,718	$27.71	$5,411,000

Vested and expected to vest at January 31, 2019	821,528	$22.59	$20,514,000

The total intrinsic value relating to fully-vested awards settled during the three and six months ended January 31, 2019 was $14,000 and $4,224,000, respectively. The total intrinsic value relating to fully-vested awards settled during the three and six months ended January 31, 2018 was $11,000 and $1,948,000, respectively.

The performance shares granted to employees since fiscal 2014 principally vest over a three-year performance period, if pre-established performance goals are attained or as specified pursuant to the Plan and related agreements. As of January 31, 2019, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level.

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

Share units granted prior to July 31, 2017 were vested when issued and are convertible into shares of our common stock, generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain circumstances. Share units granted on or after July 31, 2017 were granted to certain employees in lieu of non-equity incentive compensation and are convertible into shares of our common stock on the one-year anniversary of the respective grant date. Cumulatively through January 31, 2019, 270,979 share units granted have been settled.

The fair value of performance shares, RSUs, restricted stock and share units is determined using the closing market price of our common stock on the date of grant, less the present value of any estimated future dividend equivalents such awards are not entitled to receive and an applicable estimated discount for post vesting restrictions. RSUs, performance shares and restricted stock granted since fiscal 2013 are entitled to dividend equivalents unless forfeited before vesting occurs. Share units granted since fiscal 2014 are entitled to dividend equivalents while the underlying shares are unissued.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of settlement of the underlying shares into shares of our common stock. During the three and six months ended January 31, 2019, we accrued $84,000 and $166,000, respectively, of dividend equivalents (net of forfeitures) and paid out $1,000 and $260,000, respectively. Accrued dividend equivalents were recorded as a reduction to retained earnings. As of January 31, 2019 and July 31, 2018, accrued dividend equivalents were $619,000 and $713,000, respectively.

With respect to the actual settlement of stock-based awards for income tax reporting, during the three and six months ended January 31, 2019, we recorded a $4,000 income tax expense and a $453,000 income tax benefit, respectively, and during the three and six months ended January 31, 2018, we recorded a $14,000 income tax benefit and a $71,000 income tax expense, respectively. Such income tax expense generally relates to the reversal of deferred tax assets associated with expired and unexercised stock-based awards and any net income tax shortfalls upon settlement.  Such income tax benefit generally relates to any net excess income tax benefits upon settlement.

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

Our CODM primarily uses a metric that we refer to as Adjusted EBITDA to measure an operating segment’s performance and to make decisions about resources to be allocated. Our Adjusted EBITDA metric for the Commercial Solutions and Government Solutions segments do not consider any allocation of indirect expenses, including the following: income taxes, interest (income) and other, interest expense, write-off of deferred financing costs, amortization of stock-based compensation, amortization of intangibles, depreciation expense, estimated contract settlement costs, facility exit costs, settlement of intellectual property litigation, acquisition plan expenses or strategic alternatives analysis expenses and other expenses that relate to our Unallocated segment. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Any amounts shown in the Adjusted EBITDA calculation for our Commercial Solutions and Government Solutions segments are directly attributable to those segments. Our Adjusted EBITDA is also used by our management in assessing the Company's operating results. Although closely aligned, the Company's definition of Adjusted EBITDA is different than the Consolidated EBITDA (as such term is defined in our Credit Facility) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and, therefore, may not be comparable to similarly titled measures used by other companies.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Operating segment information, along with a reconciliation of segment net income (loss) and consolidated net income to Adjusted EBITDA is presented in the tables below:

	Three months ended January 31, 2019
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$86,735,000	77,398,000	—	$164,133,000
Operating income (loss)	$8,758,000	7,783,000	(4,128,000)	$12,413,000

Net income (loss)	$8,725,000	7,822,000	(8,721,000)	$7,826,000
Provision for income taxes	43,000	—	2,328,000	2,371,000
Interest (income) and other expense	(29,000)	(44,000)	22,000	(51,000)
Interest expense	19,000	5,000	2,243,000	2,267,000
Amortization of stock-based compensation	—	—	1,191,000	1,191,000
Amortization of intangibles	3,444,000	844,000	—	4,288,000
Depreciation	2,296,000	367,000	186,000	2,849,000
Estimated contract settlement costs	3,886,000	—	—	3,886,000
Settlement of intellectual property litigation	—	—	(3,204,000)	(3,204,000)
Acquisition plan expenses	—	—	1,778,000	1,778,000
Adjusted EBITDA	$18,384,000	8,994,000	(4,177,000)	$23,201,000

Purchases of property, plant and equipment	$1,971,000	432,000	133,000	$2,536,000
Total assets at January 31, 2019	$594,992,000	210,120,000	38,215,000	$843,327,000

	Three months ended January 31, 2018
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$85,824,000	47,907,000	—	$133,731,000
Operating income (loss)	$8,922,000	(299,000)	(3,740,000)	$4,883,000

Net income (loss)	$8,958,000	(313,000)	7,116,000	$15,761,000
Benefit from income taxes	(7,000)	—	(13,342,000)	(13,349,000)
Interest (income) and other expense	(58,000)	14,000	(4,000)	(48,000)
Interest expense	29,000	—	2,490,000	2,519,000
Amortization of stock-based compensation	—	—	1,080,000	1,080,000
Amortization of intangibles	4,424,000	844,000	—	5,268,000
Depreciation	2,457,000	588,000	272,000	3,317,000
Adjusted EBITDA	$15,803,000	1,133,000	(2,388,000)	$14,548,000

Purchases of property, plant and equipment	$1,418,000	189,000	121,000	$1,728,000
Total assets at January 31, 2018	$602,872,000	178,970,000	40,809,000	$822,651,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Six months ended January 31, 2019
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$164,708,000	160,269,000	—	$324,977,000
Operating income (loss)	$15,816,000	14,427,000	(10,537,000)	$19,706,000

Net income (loss)	$15,697,000	14,432,000	(18,835,000)	$11,294,000
Provision for income taxes	55,000	—	189,000	244,000
Interest (income) and other expense	23,000	(12,000)	4,000	15,000
Write-off of deferred financing costs	—	—	3,217,000	3,217,000
Interest expense	41,000	7,000	4,888,000	4,936,000
Amortization of stock-based compensation	—	—	2,237,000	2,237,000
Amortization of intangibles	6,889,000	1,688,000	—	8,577,000
Depreciation	4,524,000	746,000	430,000	5,700,000
Estimated contract settlement costs	3,886,000	—	—	3,886,000
Settlement of intellectual property litigation	—	—	(3,204,000)	(3,204,000)
Acquisition plan expenses	—	—	2,908,000	2,908,000
Facility exit costs	—	1,373,000	—	1,373,000
Adjusted EBITDA	$31,115,000	18,234,000	(8,166,000)	$41,183,000

Purchases of property, plant and equipment	$2,863,000	1,061,000	257,000	$4,181,000
Total assets at January 31, 2019	$594,992,000	210,120,000	38,215,000	$843,327,000

	Six months ended January 31, 2018
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$161,938,000	93,362,000	—	$255,300,000
Operating income (loss)	$13,714,000	(940,000)	(7,669,000)	$5,105,000

Net income (loss)	$13,660,000	(955,000)	1,396,000	$14,101,000
Benefit from income taxes	(1,000)	—	(14,093,000)	(14,094,000)
Interest (income) and other expense	(10,000)	12,000	(11,000)	(9,000)
Interest expense	65,000	3,000	5,039,000	5,107,000
Amortization of stock-based compensation	—	—	1,827,000	1,827,000
Amortization of intangibles	8,849,000	1,688,000	—	10,537,000
Depreciation	4,900,000	1,204,000	559,000	6,663,000
Adjusted EBITDA	$27,463,000	1,952,000	(5,283,000)	$24,132,000

Purchases of property, plant and equipment	$2,377,000	282,000	177,000	$2,836,000
Total assets at January 31, 2018	$602,872,000	178,970,000	40,809,000	$822,651,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

During the three months ended October 31, 2018, we exited our Government Solutions segment's manufacturing facility located in Tampa, Florida and recorded a related charge of $1,373,000 in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations. See Note (10) - "Cost Reduction Actions."

During the second quarter of fiscal 2019, we began an evaluation and repositioning of our enterprise technology products in order to focus on providing higher margin solution offerings. As such, we have ceased offering certain solutions and do not intend to renew certain contracts. In connection with our ongoing repositioning, we recorded $3,886,000 of estimated contract settlement costs in our Commercial Solutions segment during the three and six months ended January 31, 2019.

Unallocated expenses result from corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs and also includes all of our amortization of stock-based compensation. During the three and six months ended January 31, 2019, unallocated expenses also include $1,778,000 and $2,908,000, respectively, of acquisition plan expenses primarily related to our acquisition of Solacom and our efforts to acquire another small but growing technology solutions company which we believe will further complement our product offerings. See Note (2) - "Solacom Acquisition - Subsequent Event" for further information. There is no certainty that our acquisition plan efforts will be successful. In addition, offsetting unallocated expenses for the three and six months ended January 31, 2019 is a $3,204,000 benefit as a result of a favorable ruling issued by the U.S. Court of Appeals for the Federal Circuit related to a legacy TCS intellectual property matter. See Note (19) - "Legal Proceedings and Other Matters" for further information.

Interest expenses in the tables above relate to our Prior Credit Facility and new Credit Facility and includes amortization of deferred financing costs. In addition, during the three months ended October 31, 2018, we recorded a $3,217,000 loss from the write-off of deferred financing costs primarily related to the Term Loan Facility portion of our Prior Credit Facility. See Note (11) - "Credit Facility" for further discussion.

Intersegment sales for the three months ended January 31, 2019 and 2018 by the Commercial Solutions segment to the Government Solutions segment were $4,562,000 and $2,328,000, respectively. Intersegment sales for the six months ended January 31, 2019 and 2018 by the Commercial Solutions segment to the Government Solutions segment were $13,102,000 and $4,949,000, respectively. There were nominal sales by the Government Solutions segment to the Commercial Solutions segment for these periods. All intersegment sales are eliminated in consolidation and are excluded from the tables above.

Unallocated assets at January 31, 2019 consist principally of cash and cash equivalents, income taxes receivable, corporate property, plant and equipment and deferred financing costs. Substantially all of our long-lived assets are located in the U.S.

(16)    Goodwill

The following table represents goodwill by reportable operating segment as of January 31, 2019 and July 31, 2018:

	Commercial Solutions	Government Solutions	Total
Goodwill	$231,440,000	59,193,000	$290,633,000

As a result of our acquisition of Solacom in February 2019, we anticipate an increase in goodwill for our Commercial Solutions segment. Such increase is not yet reflected in the above table. See Note (2) - "Solacom Acquisition - Subsequent Event" for further information.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(17)    Intangible Assets

Intangible assets with finite lives are as follows:

	As of January 31, 2019
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	21.0	$249,831,000	60,587,000	$189,244,000
Technologies	12.8	82,370,000	56,783,000	25,587,000
Trademarks and other	16.4	28,894,000	11,506,000	17,388,000
Total		$361,095,000	128,876,000	$232,219,000

	As of July 31, 2018
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	21.0	$249,831,000	55,350,000	$194,481,000
Technologies	12.8	82,370,000	54,386,000	27,984,000
Trademarks and other	16.4	28,894,000	10,563,000	18,331,000
Total		$361,095,000	120,299,000	$240,796,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the three months ended January 31, 2019 and 2018 was $4,288,000 and $5,268,000, respectively. Amortization expense for the six months ended January 31, 2019 and 2018 was $8,577,000 and $10,537,000, respectively. The estimated amortization expense consists of the following for the fiscal years ending July 31:

2019	$17,155,000
2020	17,155,000
2021	16,196,000
2022	14,955,000
2023	14,955,000

As a result of our acquisition of Solacom in February 2019, we expect an increase in intangible assets with finite lives. Such intangibles include customer relationships (including backlog), technologies and trademarks and other. Such increases are not yet reflected in the above tables. See Note (2) - "Solacom Acquisition - Subsequent Event" for further information.

We review net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. No such event has occurred during the six months ended January 31, 2019. We believe that the carrying values of our net intangible assets were recoverable as of January 31, 2019. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

(18)    Stockholders’ Equity

Sale of Common Stock
In connection with an original $175,000,000 shelf registration filed with the SEC on December 15, 2015, we sold 7,145,000 shares of our common stock in a public offering at a price of $14.00 per share in June 2016, resulting in proceeds to us of $95,029,000, net of underwriting discounts and commissions. As such shelf registration was due to expire, in December 2018, we filed a new $400,000,000 shelf registration with the SEC for the sale of various types of securities, including debt. The new shelf registration was declared effective by the SEC as of December 14, 2018.  To-date, we have not issued any securities related to our new $400,000,000 shelf registration.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Stock Repurchase Program
As of January 31, 2019 and March 6, 2019, we were authorized to repurchase up to an additional $8,664,000 of our common stock, pursuant to our current $100,000,000 stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. There were no repurchases made during the three or six months ended January 31, 2019 or 2018.

Dividends
Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount that was established by our Board of Directors. On September 26, 2018 and December 6, 2018, our Board of Directors declared a dividend of $0.10 per common share, which was paid on November 16, 2018 and February 15, 2019, respectively. On March 6, 2019, our Board of Directors declared a dividend of $0.10 per common share, payable on May 17, 2019 to stockholders of record at the close of business on April 17, 2019.

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

On May 30, 2017, we received positive news that the District Court issued a supplemental claim construction order in our favor. As a result, the plaintiff agreed to file a joint status report to the District Court that requested that the District Court cancel the trial date (which was scheduled for July 2017). On July 28, 2017, the parties entered into a stipulation that the defendants’ accused products do not infringe Vehicle IP’s patent under the District Court’s current revised construction of the disputed patent claim term and requested that the District Court therefore enter a judgment of noninfringement. On August 18, 2017, the court entered such a judgment of noninfringement. As expected, following the District Court’s judgment, Vehicle IP filed an appeal to the U.S. Court of Appeals for the Federal Circuit.

On January 22, 2019, we received a favorable ruling from the U.S. Court of Appeals for the Federal Circuit, which upheld the District Court's current claim construction. We and Vehicle IP have filed a joint stipulation requesting a judgment of non-infringement. As a result of the Federal Circuit Court’s decision, during the three and six months ended January 31, 2019, we reduced our accrued legal costs related to this matter and recorded a $3,204,000 benefit in the Condensed Consolidated Statement of Operations. See Note (9) - "Accrued Expenses and Other Current Liabilities" for additional information.

Legacy TCS 911 Call Handling Software Matter
During the three months ended January 31, 2019, a customer that purchased a TCS 911 call handling software solution in December 2014 (which was more than one year prior to our acquisition of TCS) informed us that it experienced several network outages and that it would seek indemnification for any claims made against it as a result of such outages. We are not aware of any damage claims having been asserted against us and we have not been notified by our customer of any such claims asserted against it, in connection with such outages. Nevertheless, we have submitted the customer’s notifications to our insurance carriers for review and consideration of coverage for potential liability that may arise from these matters.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

In connection with these outages, the customer informed us that it believed certain communication failover redundancies were promised to it by former senior management of TCS and were never completed. The customer has demanded that we refund them all amounts previously paid to us under the contract, which through February 28, 2019 was approximately $14,300,000. In response to such claim, we engaged legal counsel to review the claims made by our customer. Based on such ongoing review, we believe that TCS has complied with its contractual requirements and that the customer is not entitled to any such reimbursement. Our contract to provide services to this customer expires in December 2019 and the amount of annual revenue we generate from this customer is immaterial.

We would prefer that this customer renew its services with us and work with us to favorably resolve the issues that it feels it has experienced. To do so, we have agreed to non-binding mediation that is anticipated to occur during the second half of fiscal 2019. As such, we expect to incur ongoing legal expenses associated with resolving this matter and have not accrued any costs associated with this matter. The ultimate resolution of this matter could vary and have a material adverse effect on our consolidated results of operations, financial position or cash flows in future periods.

Other Matters
In October 2014, we disclosed to the U.S. Department of the Treasury, Office of Foreign Assets Control ("OFAC") that we learned during a self-assessment of our export transactions that a shipment of modems sent to a Canadian customer by Comtech EF Data Corp. was incorporated into a communication system, the ultimate end user of which was the Sudan Civil Aviation Authority. The sales value of this equipment was approximately $288,000. At the time of shipment, OFAC regulations prohibited U.S. persons from doing business directly or indirectly with Sudan. In late 2015, OFAC issued an administrative subpoena seeking information about the disclosed transaction. We have responded to the subpoena, including alerting OFAC to Comtech’s repair of three modems for a customer in Lebanon who may have rerouted the modems from Lebanon to Sudan without the required U.S. licensing authorization. In September 2018, Comtech agreed to enter into a Tolling Agreement with OFAC, which extends the statute of limitations in this matter through December 31, 2019. The Tolling Agreement was shortly followed by a second administrative subpoena seeking additional information about the disclosed transaction. On December 17, 2018, Comtech responded to OFAC’s second administrative subpoena answering the questions posed in the subpoena and providing all the documents it sought. U.S. sanctions with respect to Sudan were revoked in 2017. Consistent with the revocation of the Sudan Sanction Regulations ("SSR"), shipments to the Sudan Civil Aviation Authority by U.S. persons are now permissible. We are not able to predict whether OFAC will take any enforcement action against us in light of the revocation of the SSR. If OFAC determines that we have violated U.S. trade sanctions, civil and criminal penalties could apply, and we may suffer reputational harm. Even though we take precautions to avoid engaging in transactions that may violate U.S. trade sanctions, those measures may not be effective in every instance.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

In the ordinary course of business, we include indemnification provisions in certain of our customer contracts to indemnify, hold harmless and reimburse such customers for certain losses, including but not limited to losses related to third-party claims of intellectual property infringement arising from the customer’s use of our products or services. We may also, from time to time, receive indemnification requests from customers related to third-party claims that 911 calls were improperly routed during an emergency. We evaluate such claims as and when they arise. We do not always agree with customers that they are entitled to indemnification and in such cases reject their claims. Despite maintaining that we have properly carried out our duties, we may seek coverage under our various insurance policies; however, we cannot be sure that we will be able to maintain or obtain insurance coverage at acceptable costs or in sufficient amounts or that our insurer will not disclaim coverage as to such claims. Accordingly, pending or future claims asserted against us by a party that we agree to indemnify could result in legal costs and damages that could have a material adverse effect on our consolidated results of operations and financial condition.

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

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include, among other things: the possibility that the expected synergies from the acquisition of Solacom Technologies Inc. ("Solacom") will not be fully realized, or will not be realized within the anticipated time period; the risk that Comtech's and Solacom's business will not be integrated successfully; the possibility of disruption from the Solacom acquisition, making it more difficult to maintain business and operational relationships or retain key personnel; the risk that Comtech will be unsuccessful in implementing a tactical shift in its Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for its niche products with higher margins; the risks associated with Comtech's ongoing evaluation and repositioning of its enterprise technology solutions offering in its Commercial Solutions segment; the nature and timing of receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements, including the risks associated with Comtech's recent launch of HeightsTM Dynamic Network Access Technology ("HEIGHTS" or "HDNA"); changing customer demands and or procurement strategies; changes in prevailing economic and political conditions; changes in the price of oil in global markets; changes in foreign currency exchange rates; risks associated with Comtech's legal proceedings, customer claims for indemnification, and other similar matters; risks associated with our obligations under our Credit Facility; risks associated with our large contracts; the impact of H.R.1, also known as the Tax Cuts and Jobs Act ("Tax Reform"), which was enacted in December 2017 in the U.S.; and other factors described in this and our other filings with the Securities and Exchange Commission ("SEC").

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

Revenue Recognition. On August 1, 2018, we adopted ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)" or "ASC 606" applying the modified retrospective transition method. Except for new presentation or disclosure requirements, the impact of adoption, both as of August 1, 2018 and for the three and six months ended January 31, 2019, was not material to our business, results of operations or financial condition. As a practical expedient, we adopted the new standard only for existing contracts as of August 1, 2018. All periods prior to August 1, 2018 will continue to be reported under the accounting standards in effect in those periods.

The core principle of ASC 606 is that revenue should be recorded in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. Under ASC 606, we follow a five-step model to: (1) identify the contract with our customer; (2) identify our performance obligations in our contract; (3) determine the transaction price for our contract; (4) allocate the transaction price to our performance obligations; and (5) recognize revenue using one of the following two methods:

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

For over time contracts using a cost-to-cost measure of progress, we have an estimate at completion ("EAC") process in which management reviews the progress and execution of our performance obligations. This EAC process requires management judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Since certain contracts extend over a long period of time, the impact of revisions in revenue and or cost estimates during the progress of work may impact current period earnings through a cumulative adjustment. Additionally, if the EAC process indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract revenue and cost estimates for significant contracts are generally reviewed and reassessed at least quarterly.

Index

The cost-to-cost method is principally used to account for contracts in our command and control solutions and over-the-horizon microwave systems product lines and, to a lesser extent, certain location-based and messaging infrastructure contracts in our enterprise technology solutions product line. For service-based contracts in both our enterprise technology solutions and safety and security technology solutions product lines, we recognize revenue over time. These services are typically recognized as a series of services performed over the contract term using the straight-line method, or based on our customers’ actual usage of the networks and platforms which we provide.

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

Point in time accounting is principally applied to contracts in our satellite earth station product line (which includes satellite modems, traveling wave tube amplifiers ("TWTAs") and solid-state power amplifiers ("SSPAs")) and solid-state high-power narrow and broadband amplifiers. Point in time accounting is also applied to certain contracts in our command and control solutions product line. The contracts related to these product lines do not meet the requirements for over time revenue recognition because our customers cannot utilize the equipment for its intended purpose during any phase of our manufacturing process; customers do not simultaneously receive and or consume the benefits provided by our performance; customers do not control the asset (i.e., prior to delivery, customers cannot direct the use of the asset, sell or exchange the equipment, etc.); and, although many of our contracts have termination for convenience clauses and or an enforceable right to payment for performance completed to date, our performance creates an asset with an alternative use through the point of delivery.

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

Almost all of our contracts with customers are denominated in U.S. dollars and typically are either firm-fixed price or cost reimbursable type contracts (including fixed-fee, incentive-fee and time-and-material type contracts). In almost all of our contracts with customers, we are the principal in the arrangement and report revenue on a gross basis. Transaction prices for contracts with U.S. domestic and international customers are usually based on specific negotiations with each customer and in the case of the U.S. government, sometimes based on estimated or actual costs of providing the goods or services in accordance with applicable regulations.

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

We recognize the incremental costs to obtain or fulfill a contract as an expense when incurred if the amortization period of the asset is one year or less. Incremental costs to obtain or fulfill contracts with an amortization period greater than one year were not material.

As commissions payable to our internal sales and marketing employees or contractors are contingent upon multiple factors, such commissions are not considered direct costs to obtain or fulfill a contract with a customer and are expensed as incurred in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations. As for commissions payable to our third party sales representatives related to large long-term contracts, we do consider these types of commissions both direct and incremental costs to obtain and fulfill such contracts. Therefore, such types of commissions are included in total estimated costs at completion for such contracts and expensed over time through cost of sales on our Condensed Consolidated Statements of Operations.

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under indefinite delivery / indefinite quantity ("IDIQ") contracts.

Impairment of Goodwill and Other Intangible Assets.  As of January 31, 2019, total goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $290.6 million (of which $231.4 million relates to our Commercial Solutions segment and $59.2 million relates to our Government Solutions segment). Additionally, as of January 31, 2019, net intangibles recorded on our Condensed Consolidated Balance Sheet aggregated $232.2 million (of which $192.1 million relates to our Commercial Solutions segment and $40.1 million relates to our Government Solutions segment). Each of our two operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

As a result of our acquisition of Solacom in February 2019, we anticipate an increase in goodwill for our Commercial Solutions segment. Such increase is not yet reflected in the amount above. See "Notes to Condensed Consolidated Financial Statements - Note (2) - Solacom Acquisition - Subsequent Event" for further information.

Index

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

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2019 (the start of our fiscal 2020). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangible assets with finite lives when an event occurs indicating the potential for impairment. We believe that the carrying values of our net intangible assets were recoverable as of January 31, 2019. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

During the fiscal year ended July 31, 2018, we remeasured our deferred tax assets and liabilities. The remeasurement was recorded pursuant to ASC 740 "Income Taxes" and SEC Staff Accounting Bulletin ("SAB") 118. All amounts recorded were based on available guidance on interpretation of Tax Reform and what we believe to be reasonable approaches to estimating its impact; however, such amounts are estimates and are subject to adjustment as future guidance becomes available, additional facts become known or estimation approaches are refined. See "Notes to Condensed Consolidated Financial Statements - Note (13) - Income Taxes" for further information on the provisions of Tax Reform and its currently expected impact on our business. The overall actual impact of Tax Reform is currently uncertain, and could have a material adverse effect on our consolidated results of operations and financial condition.

Our federal income tax returns for fiscal 2015 and 2017 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2014 are subject to audit. TCS' federal income tax returns for tax year 2015 and the tax period from January 1, 2016 to February 23, 2016 are subject to potential future IRS audit. None of TCS' state income tax returns prior to calendar year 2014 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

Index

Business Outlook for Fiscal 2019
Our operating results for the second quarter were solid and we generated consolidated:

•	Net sales of $164.1 million;

•	Operating income of $12.4 million;

•	Net income of $7.8 million;

•	Cash flows from operating activities of $27.2 million; and

•	Adjusted EBITDA (a Non-GAAP financial measure discussed below) of $23.2 million.
Our second quarter results exceeded our expectations on almost every front. We generated strong operating results, our business momentum remains strong and our pipeline of opportunities is growing. We achieved a consolidated book-to-bill ratio (a measure defined as bookings divided by net sales) of 0.75 and finished the second quarter with consolidated backlog of $586.4 million. Although the level of our bookings we achieved during the second quarter was below our annual fiscal 2019 book-to-bill ratio goal of 1.0, demand for our products remains strong. We are pursuing a number of large opportunities, the timing of which remains difficult to predict. Nevertheless, we expect bookings during the second half of fiscal 2019 to increase from current levels and still target our annual book-to-bill ratio goal to be 1.0. Our backlog is more fully defined in our most recent Annual Report on Form 10-K and the total value of multi-year contracts that we have received is substantially higher than our reported backlog.

During the second quarter, we took several steps to improve operating efficiencies and make progress on achieving our long-term business goals, including:

•
In January 2019, we announced our agreement to acquire Solacom Technologies Inc. ("Solacom"), a leading provider of Next Generation 911 ("NG911") solutions for public safety agencies. The Solacom acquisition, which was completed on February 28, 2019, was a significant step in our strategy of enhancing our Commercial Solutions segment’s safety and security technology solutions. During the second quarter, we incurred $1.8 million of total acquisition plan expenses primarily associated with the closing of our acquisition of Solacom.

•
During the second of quarter of fiscal 2019, we initiated efforts to acquire another small but growing technology solutions company, which we believe will further complement our product offerings. We expect to incur approximately $1.0 million of acquisition plan expenses during the third quarter of fiscal 2019. There is no certainty that our acquisition plan efforts will be successful.

•
We began an evaluation and repositioning of our enterprise technology product solutions in our Commercial Solutions segment in order to focus on providing higher margin solution offerings. To-date, we have ceased offering certain solutions and do not intend to renew certain contracts. In connection with our ongoing repositioning, we recorded $3.9 million of estimated contract settlement costs in our Commercial Solutions segment.

•	We successfully resolved a legacy TCS intellectual property litigation matter and recorded a $3.2 million benefit in our Unallocated segment.

Excluding the net financial impact of the aforementioned steps, our consolidated operating income for the second quarter of fiscal 2019 would have been $14.9 million, or 9.1% of consolidated net sales, an improvement from the amounts and related percentages achieved in the first quarter of fiscal 2019 and the second quarter of fiscal 2018.

As of January 31, 2019, our cash and cash equivalents were $46.0 million and our total debt outstanding (including capital leases and other obligations) was $176.3 million.

Based on our strong fiscal 2019 year-to-date performance, our Business Outlook for Fiscal 2019 has improved since December 6, 2018 (the date we filed our Quarterly Report on Form 10-Q with the Securities and Exchange Commission ("SEC")) and we are increasing our targeted goals for consolidated net sales and Adjusted EBITDA.

Our fiscal 2019 consolidated net sales are now expected to be higher and within a range of approximately $645.0 million to $660.0 million and our Adjusted EBITDA goal within a range of $85.0 million to $89.0 million. These targets reflect the benefit of strong demand we continue to see in many key product lines as well as a nominal financial contribution from Solacom. If order flow remains strong and we can achieve all of our fiscal 2019 business goals, it is possible that consolidated net sales and Adjusted EBITDA could be higher than our targeted amounts. In fiscal 2018, we reported consolidated net sales of $570.6 million and Adjusted EBITDA of $78.4 million.

Index

Our updated GAAP earnings per diluted share ("EPS") target for fiscal 2019 is now within a range of approximately $0.86 to $0.98 and reflects the benefit of increased sales and operating performance, offset by the net financial impact of the aforementioned steps taken during the second quarter of fiscal 2019 to improve our operating efficiencies and make progress towards achieving our long-term business goals. In addition, our GAAP EPS target now reflects: (i) an increase in amortization of intangibles of $0.5 million during the second half of fiscal 2019 related to the acquisition of Solacom; (ii) an increase in estimated interest expense of $0.8 million; and (iii) $1.0 million of acquisition plan expenses expected to be incurred during our third quarter of fiscal 2019 related to a targeted acquisition in addition to Solacom.

We are also adjusting our expectations of the timing of our financial performance given our actual year-to-date performance and a number of shifts in the anticipated timing of potential awards and overall product mix changes, including the impact of the repositioning of our enterprise technology solution offerings. We now expect our consolidated net sales for the third quarter of fiscal 2019 to approximate the amount we achieved in our second quarter of fiscal 2019, with GAAP operating income and Adjusted EBITDA approximating $9.0 million and $20.0 million, respectively. Given the strength of our backlog and timing of anticipated orders, our fourth quarter of fiscal 2019 is expected to be the peak quarter of the fiscal year for Adjusted EBITDA.

After considering the impact of all GAAP operating expenses, we anticipate consolidated operating income, in dollars, to be higher than the $35.1 million we achieved in fiscal 2018 and, as a percentage of consolidated net sales, to be similar to the 6.2% we achieved in fiscal 2018. Also, our effective tax rate for fiscal 2019 (excluding net discrete items) is now expected to approximate 23.0%.

Our updated fiscal 2019 financial targets include a number of items, the timing of which can still shift and impact our quarterly financial performance. However, we currently do not believe that changes in such timing would negatively impact our ability to achieve our revised consolidated net sales, GAAP operating income and Adjusted EBITDA targets for fiscal 2019.

Our updated 2019 fiscal year financial targets depend, in large part, on timely deliveries and the receipt of, and performance on, orders from our customers and could be adversely impacted if orders and/or deliveries are delayed, business conditions deteriorate, or our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services. Additionally, we continue to evaluate cost reduction initiatives in our business. Such actions primarily relate to reducing the size and cost of our facilities and repositioning our enterprise technology product solution offerings. Our updated fiscal 2019 financial targets do not consider the financial impact of any future actions we may take in this regard.

On March 6, 2019, our Board of Directors declared a dividend of $0.10 per common share, payable on May 17, 2019 to stockholders of record at the close of business on April 17, 2019. Future dividends remain subject to compliance with financial covenants under our Credit Facility as well as Board approval.

Additional information related to our Business Outlook for Fiscal 2019 and a definition and explanation of Adjusted EBITDA is included in the below sections entitled "Comparison of the Results of Operations for the Three Months Ended January 31, 2019 and 2018" and "Comparison of the Results of Operations for the Six Months Ended January 31, 2019 and 2018."

Index

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2019 AND 2018

Net Sales. Consolidated net sales were $164.1 million and $133.7 million for the three months ended January 31, 2019 and 2018, respectively, representing an increase of $30.4 million, or 22.7%. The significant period-over-period increase in net sales is primarily due to significantly higher net sales in our Government Solutions segment and, to a lesser extent, our Commercial Solutions segment. Net sales by operating segment are discussed below.

Commercial Solutions
Net sales in our Commercial Solutions segment were $86.7 million for the three months ended January 31, 2019, as compared to $85.8 million for the three months ended January 31, 2018, an increase of $0.9 million, or 1.1%. Our Commercial Solutions segment represented 52.8% of consolidated net sales for the three months ended January 31, 2019 as compared to 64.2% for the three months ended January 31, 2018.

Bookings in our Commercial Solutions segment for the three months ended January 31, 2019 were strong and our book-to-bill ratio (a measure defined as bookings divided by net sales) was 0.88. Important orders received during our second quarter of fiscal 2019 include: (i) $11.6 million in orders from the U.S. Navy to purchase our SLM-5650B satellite modems, upgrade kits and related services; (ii) a two-year agreement worth $3.6 million from a Fortune 500 company to provide location-based services ("LBS") platforms and applications; (iii) a $2.5 million order from a top-tier telecommunications service provider based in Saudi Arabia for various LBS platforms and applications; (iv) a renewal agreement worth more than $2.3 million from a Fortune 100 company for multiple LBS; (v) a $1.7 million order to deliver Next Generation 911 ("NG911") services for an association of counties in the State of Texas; (vi) a $1.7 million order for satellite block up converters ("BUCs"); (vii) a $1.4 million renewal contract from a Fortune Global 500 company for various navigation and telematics services; (viii) a $1.0 million order from a defense contractor for satellite modems to be deployed in support of a U.S. Air Force program; and (ix) a $1.0 million satellite modem order from a global satellite operator. As further discussed below, we have a growing pipeline of opportunities.

Net sales of our satellite earth station products (which include satellite modems, traveling wave tube amplifiers ("TWTAs") and solid-state power amplifiers ("SSPAs")) during the three months ended January 31, 2019 were slightly higher than the three months ended January 31, 2018. Net sales during the most recent quarter include the benefit of incremental sales of our SLM-5650B satellite modems, upgrade kits and related services to the U.S. Navy, which positively impacted our operating income. Our HeightsTM Dynamic Network Access Technology ("HEIGHTS" or "HDNA") solutions continue to gain traction and we continue to seed and invest in the market. Although the sales cycle for HEIGHTS is longer than our historical satellite earth station product line, we expect a steady increase in sales of HEIGHTS throughout fiscal 2019. All-in-all, we believe that fiscal 2019 will be our second consecutive year of revenue growth for our satellite earth station product line.

Net sales in the three months ended January 31, 2019 of both enterprise technology solutions (such as our location and messaging platforms) and safety and security technology solutions (such as our wireless and next generation 911 ("NG911") platforms) were slightly higher as compared to the net sales we achieved in the three months ended January 31, 2018. Sales in this period include revenue contributions from two of the largest wireless carriers in the U.S. We believe that market conditions for safety and security technology solutions and enterprise technology solutions remain favorable, but they have long sales cycles and are subject to difficult-to-predict changes in the overall procurement strategies of wireless carrier customers. In February 2019, we closed on our acquisition of Solacom Technologies Inc. ("Solacom"), which is a leading provider of NG911 solutions for public safety agencies. During the second quarter, we began repositioning certain of our enterprise technology products to focus on providing higher margin solution offerings. As such, we have ceased offering certain solutions and do not intend to renew certain contracts. Nevertheless, we expect sales of enterprise technology solutions as well as safety and security technology solutions to be higher than what we achieved in fiscal 2018.

In the aggregate, we expect fiscal 2019 net sales in our Commercial Solutions segment to increase as compared to fiscal 2018. We also expect this segment's net sales in each of the third and fourth quarters of fiscal 2019 to exceed the net sales achieved in the respective comparable quarters of fiscal 2018.

Bookings, sales and profitability in our Commercial Solutions segment can fluctuate from period-to-period due to many factors, including changes in the general business environment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Government Solutions
Net sales in our Government Solutions segment were $77.4 million for the three months ended January 31, 2019 as compared to $47.9 million for the three months ended January 31, 2018, a significant increase of $29.5 million, or 61.6%. Our Government Solutions segment represented 47.2% of consolidated net sales for the three months ended January 31, 2019, as compared to 35.8% for the three months ended January 31, 2018.

Index

As expected, bookings in our Government Solutions segment for the three months ended January 31, 2019 were relatively low as compared to recent prior quarters in which we received significant large orders. Our book-to-bill ratio (a measure defined as bookings divided by net sales) during the three months ended January 31, 2019 was 0.61. Such variation in quarterly bookings is normal for this segment and our pipeline of opportunities remains strong. For example, during the second quarter of fiscal 2019, we were among a number of awardees under the U.S. Navy’s SeaPort Next Generation ("SeaPort-NxG") indefinite-delivery/indefinite-quantity ("IDIQ"), multiple-award contract vehicle with a total potential maximum value of $10.0 billion. All work under SeaPort-NxG will fall under two categories (engineering support services and program management support services), which are further divided into twenty-three functional areas such as systems engineering, research and development and logistics support. We do not record bookings until we receive funded orders. As such, our Business Outlook for Fiscal 2019 does not include any bookings or revenue contributions from this IDIQ contract. However, over time, we would expect this contract award to benefit sales of our command and control solutions. Although the amount and timing of orders in our Government Solutions segment are difficult to predict, we are targeting to achieve a book-to-bill ratio of 1.0 for this segment for fiscal 2019.

Important orders received during our second quarter of fiscal 2019 include: (i) $11.9 million of orders for cyber security training solutions; (ii) $6.9 million of orders to provide ongoing sustainment services to the U.S. Army for the AN/TSC-198A SNAP (Secret Internet Protocol Router ("SIPR") and Non-classified Internet Protocol Router ("NIPR") Access Point), Very Small Aperture Terminals ("VSATs"); (iii) $5.2 million of orders to supply Manpack Satellite Terminals, networking equipment and other advanced VSAT products to the U.S. Army (which were booked pursuant to our $223.4 million Global Tactical Advanced Communication Systems ("GTACS") contract with the U.S. Army's PM Tactical Network, which has a remaining unfunded contract value of $89.9 million as of January 31, 2019); (iv) $1.1 million of incremental funding from the U.S. Army related to the first option period under our Blue Force Tracking-1 ("BFT-1") sustainment contract; (v) $3.0 million of orders for antenna feeds to be incorporated into portable and inflatable 1.2-meter and 2.4-meter SATCOM terminals; and (vi) $1.2 million of orders from the City of Baltimore to deliver advanced communications solutions.

The increase in net sales in this segment primarily reflects higher net sales of our command and control solutions, in particular, Manpack Satellite Terminals, networking equipment and other advanced VSAT products to the U.S. Army and deliveries of our next generation MT-2025 mobile satellite transceivers, which are also known as the Blue Force Tracker-2 High Capacity ("BFT-2-HC") satellite transceivers and, to a lesser extent, over-the-horizon microwave systems products.

During the three months ended January 31, 2019, we continued to work with the U.S. Army with respect to our MT-2025 satellite transceivers. These transceivers meet BFT-2 protocols, provide best-in-class reliability and are fully backward compatible with the BFT-1 system. Comtech currently provides sustaining support for the BFT-1 system and previously shipped over 100,000 BFT-1 mobile satellite transceivers. We started shipments of our MT-2025 satellite transceivers in fiscal 2018 pursuant to an $11.7 million order and completed such shipments in our second quarter of fiscal 2019. Because the amount and timing of any new MT-2025 satellite transceiver orders are difficult to predict, we have not included any revenue or earnings contributions in our updated Business Outlook for Fiscal 2019.

Net sales of our over-the-horizon microwave systems products for the three months ended January 31, 2019 were significantly higher than the three months ended January 31, 2018, as business activity in this product line recently picked up. Our ongoing marketing and sales efforts, and our investments to expand this product line and expand into new international markets are yielding positive results. Net sales in the most recent quarter benefited from work performed on our $31.0 million order received in fiscal 2018 for Modular Transportable Transmission System ("MTTS") troposcatter terminals to be utilized as part of a deployable communications network for an Asia Pacific military service and a $9.1 million contract to supply another foreign military with our over-the-horizon microwave systems.

Teaming with a large prime contractor, we recently submitted a proposal to supply a significant quantity of our over-the-horizon microwave systems to the U.S. Army. During the second quarter of fiscal 2019, our teaming partner informed us that its proposal was not being considered for further evaluation and that it has filed a formal protest. In a related development, we understand that the U.S. Marine Corps intends to issue a separate procurement proposal for over-the-horizon microwave systems. As such, we now believe that any potential award will be delayed by several months, if not longer. While disappointed in the delay, we believe our over-the-horizon microwave systems can meet the specifications and requirements of the U.S. Army as well as a forthcoming request from the U.S. Marine Corps. Ultimately, we believe we will be successful in supplying our troposcatter equipment to the U.S. Army and U.S. Marine Corps.

Index

Fielding schedules for our Government Solutions segment are fluid and there are a number of items that could shift between quarters. Based on our current assessment, we expect net sales in our Government Solutions segment in each of the third and fourth quarters of fiscal 2019 to be lower than the amount we achieved in the second quarter. Overall, based on fiscal 2019 performance to date, the mix and anticipated timing of performance on orders in backlog and expected new orders, we anticipate that fiscal 2019 net sales for our Government Solutions segment will be significantly higher than fiscal 2018.

Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by our U.S. and international government customers. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Net sales by geography and customer type, as a percentage of segment and consolidated net sales, for the three months ended January 31, 2019 and 2018 are as follows:

	Three months ended January 31,
	2019	2018	2019	2018	2019	2018
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	24.0%	14.7%	69.0%	61.7%	45.2%	31.5%
Domestic	50.4%	55.6%	11.3%	17.7%	32.0%	42.0%
Total U.S.	74.4%	70.3%	80.3%	79.4%	77.2%	73.5%

International	25.6%	29.7%	19.7%	20.6%	22.8%	26.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Net sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic net sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic net sales, are sales to Verizon Communications Inc. ("Verizon"). Sales to Verizon were 10.1% and 10.5%, respectively, of consolidated net sales for the three months ended January 31, 2019 and 2018.

International net sales for the three months ended January 31, 2019 and 2018 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $37.4 million and $35.4 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10.0% of consolidated net sales for the three months ended January 31, 2019 and 2018.

Gross Profit. Gross profit was $61.2 million and $50.8 million for the three months ended January 31, 2019 and 2018, respectively. The increase of $10.4 million reflects significantly higher net sales in our Government Solutions segment, as discussed above.

Gross profit, as a percentage of consolidated net sales, for the three months ended January 31, 2019 was 37.3% as compared to 38.0% for the three months ended January 31, 2018. The decrease in gross profit, as a percentage of consolidated net sales, was almost entirely driven by the significant period-to-period increase in net sales in our Government Solutions segment, as discussed above. This segment historically achieves lower gross margins than our Commercial Solutions segment. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended January 31, 2019 was higher than the three months ended January 31, 2018 due to a more favorable product mix (including deliveries of our satellite earth station equipment to the U.S. Navy). Our Business Outlook for Fiscal 2019 assumes we continue to seed and invest in the market for our HEIGHTS solutions and that related sales will grow significantly from the level we achieved in fiscal 2018. Today, HEIGHTS solutions have lower gross margins than our traditional Single Channel per Carrier ("SCPC") satellite earth station modems and, given expected sales growth, our gross profit, as a percentage of satellite earth station product sales in fiscal 2019, is expected to be lower as compared to fiscal 2018. Over time, we believe that margins will improve as HEIGHTS volume increases. Overall, looking forward, based on the mix and anticipated timing of shipments and performance related to orders currently in our backlog and the mix and timing of expected new orders, gross profit for this segment, as a percentage of related segment net sales, for fiscal 2019 is expected to be lower than the level achieved in fiscal 2018.

Index

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended January 31, 2019 was higher than the level we achieved in the three months ended January 31, 2018. This increase was primarily due to overall favorable product mix changes during the most recent fiscal quarter, including a higher percentage of segment net sales related to our over-the-horizon microwave systems products. Based on the mix and anticipated timing of shipments and performance related to orders currently in our backlog and the mix and timing of expected new orders, gross profit for this segment, as a percentage of related segment net sales, for fiscal 2019 is expected to be comparable to the level achieved in fiscal 2018.

Included in consolidated cost of sales for the three months ended January 31, 2019 and 2018 are provisions for excess and obsolete inventory of $1.0 million and $1.7 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $32.0 million and $27.2 million for the three months ended January 31, 2019 and 2018, respectively, representing an increase of $4.8 million, or 17.6%. As a percentage of consolidated net sales, selling, general and administrative expenses were 19.5% and 20.3% for the three months ended January 31, 2019 and 2018, respectively. The decrease, as a percentage of consolidated net sales, is primarily attributable to the increase in our consolidated net sales.

Excluding a $3.9 million expense for estimated contract settlement costs related to an ongoing repositioning of our enterprise technology solutions offerings in our Commercial Solutions segment, our selling, general and administrative expenses for the three months ended January 31, 2019 would have been $28.1 million, or 17.1% of consolidated net sales.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $1.1 million in the three months ended January 31, 2019 as compared to $1.0 million in the three months ended January 31, 2018. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Based on our current spending plans, we expect fiscal 2019 selling, general and administrative expenses, in dollars, to be higher and, as a percentage of consolidated net sales, to be similar to the percentage achieved in fiscal 2018.

Research and Development Expenses. Research and development expenses were $14.0 million and $13.4 million for the three months ended January 31, 2019 and 2018, respectively, representing an increase of $0.6 million, or 4.5%. As a percentage of consolidated net sales, research and development expenses were 8.5% and 10.0% for the three months ended January 31, 2019 and 2018, respectively.

For the three months ended January 31, 2019 and 2018, research and development expenses of $11.9 million and $11.4 million, respectively, related to our Commercial Solutions segment, and $2.0 million in both periods, related to our Government Solutions segment. The remaining research and development expenses of $0.1 million for both the three months ended January 31, 2019 and 2018, related to the amortization of stock-based compensation expense.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended January 31, 2019 and 2018, customers reimbursed us $2.3 million and $3.9 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales.

We continue to invest in enhancements to existing products as well as in new products across almost all of our product lines. Based on our current spending plans, we expect fiscal 2019 research and development expenses, in dollars, to be higher and, as a percentage of consolidated net sales, to be similar to fiscal 2018.

Index

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $4.3 million (of which $3.5 million was for the Commercial Solutions segment and $0.8 million was for the Government Solutions segment) for the three months ended January 31, 2019 and $5.3 million (of which $4.4 million was for the Commercial Solutions segment and $0.8 million was for the Government Solutions segment) for the three months ended January 31, 2018. The decrease from $5.3 million to $4.3 million was the result of certain intangible assets in our Commercial Solutions segment that became fully amortized in fiscal 2018.

As a result of our acquisition of Solacom, we expect our quarterly run-rate for amortization to be approximately $0.3 million higher. As such, our Business Outlook for Fiscal 2019 now assumes total annual amortization of intangibles to approximate $17.8 million, or an increase from the $17.2 million we previously expected.

Settlement of Intellectual Property Litigation. During the three months ended January 31, 2019, we recorded a $3.2 million benefit in our Unallocated segment as a result of a favorable ruling issued by the U.S. Court of Appeals for the Federal Circuit related to a legacy TCS intellectual property matter. There was no comparable adjustment in the three months ended January 31, 2018.

Acquisition Plan Expenses. During the second quarter of fiscal 2019, we incurred $1.8 million of total acquisition plan expenses. These expenses are recorded in our Unallocated segment and primarily related to our acquisition of Solacom, as discussed above.

During our second quarter, we also initiated efforts to acquire another small but growing technology solutions company. Our acquisition plan effort is ongoing and we expect to incur approximately $1.0 million of additional expenses during the third quarter of fiscal 2019. There is no certainty that our acquisition plan effort will be successful.

Operating Income. Operating income for the three months ended January 31, 2019 was $12.4 million as compared to $4.9 million for the three months ended January 31, 2018. Operating income (loss) by reportable segment is shown in the table below:

	Three months ended January 31,
	2019	2018	2019	2018	2019	2018	2019	2018
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$8.8	8.9	7.8	(0.3)	(4.1)	(3.7)	$12.4	4.9
Percentage of related net sales	10.1%	10.4%	10.1%	(0.6)%	NA	NA	7.6%	3.7%

The slight decrease in our Commercial Solutions segment’s operating income, both in dollars and as a percentage of related segment net sales, reflects $3.9 million of estimated contract settlement costs, as discussed above. Excluding such charge, operating income in our Commercial Solutions segment for the three months ended January 31, 2019 would have been $12.7 million, or 14.6% of related segment net sales. That increase over the three months ended January 31, 2018, both in dollars and as a percentage of related segment net sales, is due primarily to higher net sales at higher gross margins, lower amortization of intangibles and the benefit of cost reduction actions previously initiated, partially offset by higher research and development expenses, as discussed above. Looking forward, excluding the $3.9 million charge, we expect fiscal 2019 operating income, both in dollars and as a percentage of related segment net sales, to be similar to fiscal 2018.

The significant increase in our Government Solutions segment’s operating income, both in dollars and as a percentage of related segment net sales, was primarily due to significantly higher net sales at higher gross margins, as discussed above. Looking forward, we expect fiscal 2019 operating income, in dollars and as a percentage of related segment net sales, to be significantly higher as compared to fiscal 2018.

The increase in unallocated expenses is primarily due to increased business and sales activity during the quarter, acquisition plan expenses and a slight increase in amortization of stock-based compensation, offset in part by the benefit related to a legacy TCS intellectual property matter, as discussed above. Amortization of stock-based compensation was $1.2 million and $1.1 million, respectively for the three months ended January 31, 2019 and 2018. Amortization of stock-based compensation can fluctuate from period-to-period based on the type and timing of stock-based awards, estimated forfeitures and the achievement of applicable performance goals.

Index

On an annual basis, amortization of stock-based compensation expense in fiscal 2019 is expected to increase to a range of $11.0 million to $13.0 million as compared to the $8.6 million amortized in fiscal 2018. This increase is largely due to an increase in the number and value of annual non-equity incentive awards expected to be granted in fiscal 2019 as a result of anticipated operating income contributions from each of our two reportable operating segments. Like we did in fiscal 2018 and fiscal 2017, our Business Outlook for Fiscal 2019 assumes that we continue to pay certain annual non-equity incentive awards in the form of fully vested share units. If we do not achieve our fiscal 2019 business goals, amortization of stock-based compensation expense would be lower than our current expected fiscal 2019 range.

Looking forward, unallocated operating expenses are expected to be higher in fiscal 2019 as compared to fiscal 2018. This expected increase is primarily due to anticipated changes in compensation costs (including amortization of stock-based compensation expense), acquisition plan expenses and other increased spending, offset in part by the benefit from the favorable ruling related to a legacy TCS intellectual property matter, as discussed above.

Consolidated GAAP operating income was $12.4 million or 7.6% of consolidated net sales in our most recent quarter as compared to GAAP operating income of $4.9 million or 3.7% of consolidated net sales in the second quarter of fiscal 2018.

Excluding the $1.8 million of acquisition plan expenses, $3.9 million expense for estimated contract settlement costs and $3.2 million benefit related to a legacy TCS intellectual property matter, as discussed above, consolidated operating income would have been $14.9 million, or 9.1% of consolidated net sales in the second quarter of fiscal 2019.

Looking forward, on a consolidated basis, we are targeting operating income, as a percentage of consolidated net sales, to be similar to the 6.2% we achieved in fiscal 2018. Such GAAP operating income target includes the additional acquisition plan expenses expected during the remainder of fiscal 2019.

Interest Expense. Interest expense was $2.3 million and $2.5 million for the three months ended January 31, 2019 and 2018, respectively. Our effective interest rate (including amortization of deferred financing costs) in the three months ended January 31, 2019 was approximately 5.1%. Our current cash borrowing rate (which excludes the amortization of deferred financing costs) approximates 4.5%.

Based on the type, terms, amount of outstanding debt (including capital leases and other obligations) and current interest rates, our effective interest rate (including amortization of deferred financing costs) in fiscal 2019 is anticipated to range from 5.3% to 5.5%. Despite borrowing approximately $25.9 million to fund the cash portion of the Solacom acquisition purchase price, we do expect to generate strong cash flow from operating activities in the second half of fiscal 2019. Overall, total interest expense in fiscal 2019 is expected to approximate $10.0 million.

Interest (Income) and Other. Interest (income) and other for both the three months ended January 31, 2019 and 2018 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Provision For (Benefit From) Income Taxes. The provision for income taxes during the three months ended January 31, 2019 was $2.4 million as compared to a benefit of $13.3 million for the three months ended January 31, 2018.

During the second quarter of fiscal 2019, we recorded a net discrete tax expense of less than $0.1 million. Excluding discrete tax items, our effective tax rate was 23.0%.

During the second quarter of fiscal 2018, we recorded a net discrete tax benefit of $14.0 million, resulting from the passage of Tax Reform which required us to remeasure our deferred tax assets and liabilities (including liabilities associated with the non-deductible amortization related to our intangible assets). Our effective tax rate, excluding discrete tax items, for the second quarter of fiscal 2018 was 27.75%.

The decrease from 27.75% to 23.0% is principally attributable to the passage of Tax Reform which reduced the statutory income tax rate from 35.0% to 21.0%. Such decrease was partially offset by lower tax deductions for certain executive compensation expenses.

Index

Our federal income tax returns for fiscal 2015 and 2017 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2014 are subject to audit. TCS's federal income tax returns for tax year 2015 and the tax period from January 1, 2016 to February 23, 2016 are subject to potential future IRS audit. None of TCS's state income tax returns prior to calendar year 2014 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Income. During the three months ended January 31, 2019 and 2018, consolidated net income was $7.8 million and $15.8 million, respectively.

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the three months ended January 31, 2019 and 2018 are shown in the table below (numbers in the table may not foot due to rounding):

	Three months ended January 31,
	2019	2018	2019	2018	2019	2018	2019	2018
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$8.7	9.0	7.8	(0.3)	(8.7)	7.1	$7.8	15.8
Provision for (benefit from) income taxes	—	—	—	—	2.3	(13.3)	2.4	(13.3)
Interest (income) and other	—	(0.1)	—	—	—	—	(0.1)	—
Interest expense	—	—	—	—	2.2	2.5	2.3	2.5
Amortization of stock-based compensation	—	—	—	—	1.2	1.1	1.2	1.1
Amortization of intangibles	3.4	4.4	0.8	0.8	—	—	4.3	5.3
Depreciation	2.3	2.5	0.4	0.6	0.2	0.3	2.8	3.3
Estimated contract settlement costs	3.9	—	—	—	—	—	3.9	—
Settlement of intellectual property litigation	—	—	—	—	(3.2)	—	(3.2)	—
Acquisition plan expenses	—	—	—	—	1.8	—	1.8	—
Adjusted EBITDA	$18.4	15.8	9.0	1.1	(4.2)	(2.4)	$23.2	14.5
Percentage of related net sales	21.2%	18.4%	11.6%	2.4%	NA	NA	14.1%	10.9%

The significant increase in consolidated Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, during the three months ended January 31, 2019 as compared to the three months ended January 31, 2018 is primarily attributable to significantly higher net sales, favorable product mix changes in both of our segments and the benefit of cost reduction actions previously initiated, as discussed above.

The increase in our Commercial Solutions segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, was primarily attributable to higher net sales at higher gross margins and the benefit of cost reduction actions previously initiated, offset in part by higher research and development expenses, as discussed above.

The significant increase in our Government Solutions segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, was primarily driven by significantly higher net sales at higher gross margins, as discussed above.

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

In addition, a reconciliation of our GAAP consolidated operating income, net income and net income per diluted share during the three months ended January 31, 2019 to the corresponding non-GAAP measures is shown in the table below (numbers and per share amounts in the table may not foot due to rounding):

	Three months ended January 31, 2019
($ in millions, except for per share amount)	Operating Income	Net Income	Net Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$12.4	$7.8	$0.32
Estimated contract settlement costs	3.9	3.0	0.12
Settlement of intellectual property litigation	(3.2)	(2.5)	(0.10)
Acquisition plan expenses	1.8	1.4	0.06
Non-GAAP measures	$14.9	$9.7	$0.40

Our Adjusted EBITDA is a Non-GAAP measure that represents earnings (loss) before income taxes, interest (income) and other, write-off of deferred financing costs, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, estimated contract settlement costs, settlement of intellectual property litigation, acquisition plan expenses or strategic alternatives analysis expenses, facility exit costs and other. Our definition of Adjusted EBITDA may differ from the definition of EBITDA used by other companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is also a measure frequently requested by our investors and analysts. We believe that investors and analysts may use Adjusted EBITDA, along with other information contained in our SEC filings, in assessing our performance and comparability of our results with other companies. Our Non-GAAP measures for consolidated operating income, net income and net income per diluted share reflect the GAAP measures as reported, adjusted for certain items as described. These Non-GAAP financial measures have limitations as an analytical tool as they exclude the financial impact of transactions necessary to conduct our business, such as the granting of equity compensation awards, and are not intended to be an alternative to financial measures prepared in accordance with GAAP. These measures are adjusted as described in the reconciliation of GAAP to Non-GAAP in the above tables, but these adjustments should not be construed as an inference that all of these adjustments or costs are unusual, infrequent or non-recurring. Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures determined in accordance with GAAP. Investors are advised to carefully review the GAAP financial results that are disclosed in our SEC filings. We have not quantitatively reconciled our fiscal 2019 Adjusted EBITDA target to the most directly comparable GAAP measure because items such as stock-based compensation, adjustments to the provision for income taxes, amortization of intangibles and interest expense, which are specific items that impact these measures, have not yet occurred, are out of our control, or cannot be predicted. For example, quantification of stock-based compensation expense requires inputs such as the number of shares granted and market price that are not currently ascertainable. Accordingly, reconciliations to the Non-GAAP forward looking metrics are not available without unreasonable effort and such unavailable reconciling items could significantly impact our financial results.

Index

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2019 AND 2018

Net Sales. Consolidated net sales were $325.0 million and $255.3 million for the six months ended January 31, 2019 and 2018, respectively, representing a significant increase of $69.7 million, or 27.3%. The significant period-over-period increase in net sales reflects significantly higher net sales in our Government Solutions segment and to a lesser extent, our Commercial Solutions segment. Net sales by operating segment are discussed below.

Commercial Solutions
Net sales in our Commercial Solutions segment were $164.7 million for the six months ended January 31, 2019, as compared to $161.9 million for the six months ended January 31, 2018, an increase of $2.8 million, or 1.7%. Our Commercial Solutions segment represented 50.7% of consolidated net sales for the six months ended January 31, 2019 as compared to 63.4% for the six months ended January 31, 2018.

Bookings in our Commercial Solutions segment for the six months ended January 31, 2019 were strong and our book-to-bill ratio (a measure defined as bookings divided by net sales) was 0.92. Important orders received during the six month period in fiscal 2019 include: (i) $11.6 million in orders from the U.S. Navy to purchase our SLM-5650B satellite modems, upgrade kits and related services; (ii) a $6.8 million contract renewal to provide a GPS-enabled application to a key Fortune 100 customer; (iii) a contract valued at $5.5 million from a global telecommunications and media company to provide virtualized mobile device location-based services ("LBS"); (iv) a two-year agreement worth $3.6 million from a Fortune 500 company to provide LBS; (v) a $2.5 million order from a top-tier telecommunications service provider based in Saudi Arabia for various LBS; (vi) a renewal agreement worth more than $2.3 million from a Fortune 100 company for multiple LBS; (vii) a multi-year $1.9 million order from a top U.S. telecom service provider for hosted data assistance services related to the delivery of LBS; (viii) a $1.7 million order to deliver Next Generation 911 ("NG911") services for an association of counties in the State of Texas; (ix) a $1.7 million order for satellite block up converters ("BUCs"); (x) a $1.4 million renewal contract from a Fortune Global 500 company for various navigation and telematics services; and (xi) a multi-year contract extension totaling $1.2 million to provide Federal Communications Commission ("FCC") mandated enhanced 911 ("E911") and emergency call routing services to a U.S. wireless carrier. As further discussed below, we have a growing pipeline of opportunities.

Net sales of our satellite earth station products (which include satellite modems, traveling wave tube amplifiers ("TWTAs") and solid-state power amplifiers ("SSPAs")) during the six months ended January 31, 2019 were higher than the six months ended January 31, 2018. Net sales during the most recent year-to-date period include the benefit of incremental sales of our SLM-5650B satellite modems, upgrade kits and related services to the U.S. Navy, which positively impacted our operating income. Our HeightsTM Dynamic Network Access Technology ("HEIGHTS" or "HDNA") solutions continue to gain traction and we continue to seed and invest in the market. Although the sales cycle for HEIGHTS is longer than our historical satellite earth station product line, we expect a steady increase in sales of HEIGHTS throughout fiscal 2019. All-in-all, we believe that fiscal 2019 will be our second consecutive year of revenue growth for our satellite earth station product line.

Net sales in the six months ended January 31, 2019 of both enterprise technology solutions (such as our location and messaging platforms) and safety and security technology solutions (such as our wireless and next generation 911 ("NG911") platforms) were slightly lower as compared to the net sales we achieved in the six months ended January 31, 2018. Sales in this period include revenue contributions from two of the largest wireless carriers in the U.S. We believe that market conditions for safety and security technology solutions and enterprise technology solutions remain favorable, but they have long sales cycles and are subject to difficult-to-predict changes in the overall procurement strategies of wireless carrier customers. In February 2019, we closed on our acquisition of Solacom Technologies Inc. ("Solacom"), which is a leading provider of NG911 solutions for public safety agencies. During the second quarter, we began repositioning certain of our enterprise technology products to focus on providing higher margin solution offerings. As such we have ceased offering certain solutions and do not intend to renew certain contracts. Nevertheless, we expect sales of enterprise technology solutions as well as safety and security technology solutions to be higher than what we achieved in fiscal 2018.

In the aggregate, we expect fiscal 2019 net sales in our Commercial Solutions segment to increase as compared to fiscal 2018. We also expect this segment's net sales in each of the third and fourth quarters of fiscal 2019 to exceed the net sales achieved in the respective comparable quarters of fiscal 2018.

Bookings, sales and profitability in our Commercial Solutions segment can fluctuate from period-to-period due to many factors, including changes in the general business environment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Index

Government Solutions
Net sales in our Government Solutions segment were $160.3 million for the six months ended January 31, 2019 as compared to $93.4 million for the six months ended January 31, 2018, a significant increase of $66.9 million, or 71.6%. Our Government Solutions segment represented 49.3% of consolidated net sales for the six months ended January 31, 2019, as compared to 36.6% for the six months ended January 31, 2018.

Bookings in our Government Solutions segment for the six months ended January 31, 2019 were strong and our book-to-bill ratio (a measure defined as bookings divided by net sales) was 0.80. During the six months ended January 31, 2019, we were among a number of awardees under the U.S. Navy’s SeaPort Next Generation ("SeaPort-NxG") indefinite-delivery/indefinite-quantity ("IDIQ"), multiple-award contract vehicle with a total potential maximum value of $10.0 billion. All work under SeaPort-NxG will fall under two categories (engineering support services and program management support services), which are further divided into twenty-three functional areas such as systems engineering, research and development and logistics support. We do not record bookings until we receive funded orders. As such, our Business Outlook for Fiscal 2019 does not include any bookings or revenue contributions from this IDIQ contract. However, over time, we would expect this contract award to benefit sales of our command and control solutions. Although the amount and timing of orders in our Government Solutions segment are difficult to predict, we are targeting to achieve a book-to-bill ratio of 1.0 for this segment for fiscal 2019.

Important orders received during the six month period in fiscal 2019 include: (i) over $33.6 million of orders to supply Manpack Satellite Terminals, networking equipment and other advanced VSAT products to the U.S. Army (which were booked pursuant to our $223.4 million Global Tactical Advanced Communication Systems ("GTACS") contract with the U.S. Army's PM Tactical Network, which has a remaining unfunded contract value of $89.9 million as of January 31, 2019); (ii) $12.3 million of orders to provide ongoing sustainment services to the U.S. Army for the AN/TSC-198A SNAP (Secret Internet Protocol Router ("SIPR") and Non-classified Internet Protocol Router ("NIPR") Access Point), Very Small Aperture Terminals ("VSATs"); (iii) $11.9 million of orders for cyber security training solutions; (iv) $3.0 million of orders for antenna feeds to be incorporated into portable and inflatable 1.2-meter and 2.4-meter SATCOM terminals; (v) $1.2 million of orders from the City of Baltimore to deliver advanced communications solutions; and (vi) $1.1 million of incremental funding from the U.S. Army related to the first option period under our Blue Force Tracking-1 ("BFT-1") sustainment contract.

The increase in net sales in this segment primarily reflects higher net sales of our command and control solutions, in particular, Manpack Satellite Terminals, networking equipment and other advanced VSAT products to the U.S. Army, incremental sales of Electrical, Electronic and Electromechanical ("EEE") space components and deliveries of our next generation MT-2025 mobile satellite transceivers, which are also known as the Blue Force Tracker-2 High Capacity ("BFT-2-HC") satellite transceivers and, to a lesser extent, over-the-horizon microwave systems products.

During the six months ended January 31, 2019, we continued to work with the U.S. Army with respect to our MT-2025 satellite transceivers. These transceivers meet BFT-2 protocols, provide best-in-class reliability and are fully backward compatible with the BFT-1 system. Comtech currently provides sustaining support for the BFT-1 system and previously shipped over 100,000 BFT-1 mobile satellite transceivers. We started shipments of our MT-2025 satellite transceivers in fiscal 2018 pursuant to an $11.7 million order and completed such shipments in our second quarter of fiscal 2019. Because the amount and timing of any new MT-2025 satellite transceiver orders are difficult to predict, we have not included any revenue or earnings contributions in our updated Business Outlook for Fiscal 2019.

Net sales of our over-the-horizon microwave systems products for the six months ended January 31, 2019 were significantly higher than the six months ended January 31, 2018, as business activity in this product line recently picked up. Our ongoing marketing and sales efforts, and our investments to expand this product line and expand into new international markets are yielding positive results. Net sales during the six months ended January 31, 2019 benefited from work performed on our $31.0 million order received in fiscal 2018 for Modular Transportable Transmission System ("MTTS") troposcatter terminals to be utilized as part of a deployable communications network for an Asia Pacific military service and a $9.1 million contract to supply another foreign military with our over-the-horizon microwave systems.

Teaming with a large prime contractor, we recently submitted a proposal to supply a significant quantity of our over-the-horizon microwave systems to the U.S. Army. During the second quarter of fiscal 2019, our teaming partner informed us that its proposal was not being considered for further evaluation and that it has filed a formal protest. In a related development, we understand that the U.S. Marine Corps intends to issue a separate procurement proposal for over-the-horizon microwave systems. As such, we now believe that any potential award will be delayed by several months, if not longer. While disappointed in the delay, we believe our over-the-horizon microwave systems can meet the specifications and requirements of the U.S. Army as well as a forthcoming request from the U.S. Marine Corps. Ultimately, we believe we will be successful in supplying our troposcatter equipment to the U.S. Army and U.S. Marine Corps.

Index

Fielding schedules for our Government Solutions segment are fluid and there are a number of items that could shift between quarters. Based on our current assessment, we expect net sales in our Government Solutions segment in each of the third and fourth quarters of fiscal 2019 to be lower than the amount we achieved in the second quarter. Overall, based on fiscal 2019 performance to date, the mix and anticipated timing of performance on orders in backlog and expected new orders, we anticipate that fiscal 2019 net sales for our Government Solutions segment will be significantly higher than fiscal 2018.

Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by our U.S. and international government customers. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Net sales by geography and customer type, as a percentage of segment and consolidated net sales, for the six months ended January 31, 2019 and 2018 are as follows:

	Six months ended January 31,
	2019	2018	2019	2018	2019	2018
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	21.3%	15.2%	68.8%	61.1%	44.7%	32.0%
Domestic	52.2%	56.7%	10.6%	19.3%	31.7%	43.1%
Total U.S.	73.5%	71.9%	79.4%	80.4%	76.4%	75.1%

International	26.5%	28.1%	20.6%	19.6%	23.6%	24.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Net sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic net sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic net sales, are sales to Verizon Communications Inc. ("Verizon"). Sales to Verizon were 11.1% of consolidated net sales for the six months ended January 31, 2018.

International net sales for the six months ended January 31, 2019 and 2018 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $76.7 million and $63.7 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10.0% of consolidated net sales for the six months ended January 31, 2019 and 2018.

Gross Profit. Gross profit was $119.0 million and $98.5 million for the six months ended January 31, 2019 and 2018, respectively. The significant increase of $20.5 million reflects significantly higher net sales in our Government Solutions segment, as discussed above.

Gross profit, as a percentage of consolidated net sales, for the six months ended January 31, 2019 was 36.6% as compared to 38.6% for the six months ended January 31, 2018. The decrease in gross profit, as a percentage of consolidated net sales, was almost entirely driven by the significant period-to-period increase in net sales in our Government Solutions segment, as discussed above. This segment historically achieves lower gross margins than our Commercial Solutions segment. The six months ended January 31, 2018 also included a favorable warranty settlement which resulted in a reduction of $0.6 million to cost of sales in our Unallocated segment. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for the six months ended January 31, 2019 was higher than the six months ended January 31, 2018 due to a more favorable product mix (including deliveries of our satellite earth station equipment to the U.S. Navy). Our Business Outlook for Fiscal 2019 assumes we continue to seed and invest in the market for our HEIGHTS solutions and that related sales will grow significantly from the level we achieved in fiscal 2018. Today, HEIGHTS solutions have lower gross margins than our traditional Single Channel per Carrier ("SCPC") satellite earth station modems and, given expected sales growth, our gross profit, as a percentage of satellite earth station product sales in fiscal 2019, is expected to be lower as compared to fiscal 2018. Over time, we believe that margins will improve as HEIGHTS volume increases. Overall, looking forward, based on the mix and anticipated timing of shipments and performance related to orders currently in our backlog and the mix and timing of expected new orders, gross profit for this segment, as a percentage of related segment net sales, for fiscal 2019 is expected to be lower than the level achieved in fiscal 2018.

Index

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for the six months ended January 31, 2019 was higher than the level we achieved in the six months ended January 31, 2018. This increase was primarily due to overall favorable product mix changes during the six months ended January 31, 2019, including a higher percentage of segment net sales related to our over-the-horizon microwave systems products. Based on the mix and anticipated timing of shipments and performance related to orders currently in our backlog and the mix and timing of expected new orders, gross profit for this segment, as a percentage of related segment net sales, for fiscal 2019 is expected to be comparable to the level achieved in fiscal 2018.

Included in consolidated cost of sales for the six months ended January 31, 2019 and 2018 are provisions for excess and obsolete inventory of $1.7 million and $2.4 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $63.8 million and $55.7 million for the six months ended January 31, 2019 and 2018, respectively, representing an increase of $8.1 million. As a percentage of consolidated net sales, selling, general and administrative expenses were 19.6% and 21.8% for the six months ended January 31, 2019 and 2018, respectively. The decrease, as a percentage of consolidated net sales, is primarily attributable to the increase in our consolidated net sales.

Selling, general and administrative expenses for the six months ended January 31, 2019 include $1.4 million of facility exit costs as a result of our successful consolidation of our Government Solutions segment’s manufacturing facility located in Tampa, Florida with our facility in Orlando, Florida. During the six months ended January 31, 2019, we also incurred $3.9 million of estimated contract settlement costs related to an ongoing repositioning of our enterprise technology solutions offerings in our Commercial Solutions segment that we initiated during the most recent fiscal quarter. Excluding such costs, our selling, general and administrative expenses for the six months ended January 31, 2019 would have been $58.5 million, or 18.0% of consolidated net sales.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $2.0 million in the six months ended January 31, 2019 as compared to $1.6 million in the six months ended January 31, 2018. Amortization in the six months ended January 31, 2018 includes the benefit of a $0.4 million reversal of stock-based compensation expense related to certain performance shares previously expected to be earned. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Based on our current spending plans, we expect fiscal 2019 selling, general and administrative expenses, in dollars, to be higher and, as a percentage of consolidated net sales, to be similar to the percentage achieved in fiscal 2018.

Research and Development Expenses. Research and development expenses were $27.2 million for both the six months ended January 31, 2019 and 2018, respectively. As a percentage of consolidated net sales, research and development expenses were 8.4% and 10.7% for the six months ended January 31, 2019 and 2018, respectively.

For the six months ended January 31, 2019 and 2018, research and development expenses of $23.4 million and $23.2 million, respectively, related to our Commercial Solutions segment, and $3.7 million and $3.8 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.1 million for both the six months ended January 31, 2019 and 2018, respectively, related to the amortization of stock-based compensation expense.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the six months ended January 31, 2019 and 2018, customers reimbursed us $7.3 million and $8.2 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

We continue to invest in enhancements to existing products as well as in new products across almost all of our product lines. Based on our current spending plans, we expect fiscal 2019 research and development expenses, in dollars, to be higher and, as a percentage of consolidated net sales, to be similar to fiscal 2018.

Index

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $8.6 million (of which $6.9 million was for the Commercial Solutions segment and $1.7 million was for the Government Solutions segment) for the six months ended January 31, 2019 and $10.5 million (of which $8.8 million was for the Commercial Solutions segment and $1.7 million was for the Government Solutions segment) for the six months ended January 31, 2018. The decrease from $10.5 million to $8.6 million was the result of certain intangible assets in our Commercial Solutions segment that became fully amortized in fiscal 2018.

As a result of our acquisition of Solacom, we expect our quarterly run-rate for amortization to be approximately $0.3 million higher. As such, our business Outlook for Fiscal 2019 now assumes total amortization of intangibles to approximate $17.8 million, or an increase from $17.2 million we previously expected.

Settlement of Intellectual Property Litigation. During the six months ended January 31, 2019, we recorded a $3.2 million benefit in our Unallocated segment as a result of a favorable ruling issued by the U.S. Court of Appeals for the Federal Circuit related to a legacy TCS intellectual property matter. There was no comparable adjustment in the six months ended January 31, 2018.

Acquisition Plan Expenses. During the six months ended January 31, 2019, we incurred $2.9 million of total acquisition plan expenses. These expenses are recorded in our Unallocated segment and primarily related to our acquisition of Solacom, as discussed above.

During the six months ended January 31, 2019, we also initiated efforts to acquire another small but growing technology solutions company. Our acquisition plan effort is ongoing and we expect to incur approximately $1.0 million of additional expenses during the third quarter of fiscal 2019. There is no certainty that our acquisition plan efforts will be successful.

Operating Income. Operating income for the six months ended January 31, 2019 was $19.7 million as compared to $5.1 million for the six months ended January 31, 2018. Operating income (loss) by reportable segment is shown in the table below:

	Six months ended January 31,
	2019	2018	2019	2018	2019	2018	2019	2018
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$15.8	13.7	14.4	(0.9)	(10.5)	(7.7)	$19.7	5.1
Percentage of related net sales	9.6%	8.5%	9.0%	(1.0)%	NA	NA	6.1%	2.0%

The increase in our Commercial Solutions segment’s operating income, both in dollars and as a percentage of related segment net sales, was primarily due to higher net sales at higher gross margins, lower amortization of intangibles and the benefit of cost reduction actions previously initiated, offset in part by a $3.9 million charge for estimated contract settlement costs and slightly higher research and development expenses, as discussed above. Looking forward, excluding the $3.9 million charge, we expect fiscal 2019 operating income, both in dollars and as a percentage of related segment net sales, to be similar to fiscal 2018.

The significant increase in our Government Solutions segment’s operating income, both in dollars and as a percentage of related segment net sales, was primarily due to significantly higher net sales at higher gross margins, offset in part by $1.4 million of facility exit costs, as discussed above. Looking forward, we expect fiscal 2019 operating income, in dollars and as a percentage of related segment net sales, to be significantly higher as compared to fiscal 2018.

The increase in unallocated expenses is primarily due to increased business and sales activity during the more recent period, acquisition plan expenses and an increase in amortization of stock-based compensation offset in part by the benefit related to a legacy TCS intellectual property matter, as discussed above. In addition, unallocated operating expenses for the six months ended January 31, 2018 includes the benefit of a warranty settlement, as discussed above. Amortization of stock-based compensation was $2.2 million and $1.8 million, respectively, for the six months ended January 31, 2019 and 2018. Amortization of stock-based compensation for the six months ended January 31, 2018 reflects a reversal of $0.4 million of stock-based compensation expense related to certain performance shares that were previously expected to be earned. Amortization of stock-based compensation can fluctuate from period-to-period based on the type and timing of stock-based awards, estimated forfeitures and the achievement of applicable performance goals.

Index

On an annual basis, amortization of stock-based compensation expense in fiscal 2019 is expected to increase to a range of $11.0 million to $13.0 million as compared to the $8.6 million amortized in fiscal 2018. This increase is largely due to an increase in the number and value of annual non-equity incentive awards expected to be granted in fiscal 2019 as a result of anticipated operating income contributions from each of our two reportable operating segments. Like we did in fiscal 2018 and fiscal 2017, our Business Outlook for Fiscal 2019 assumes that we continue to pay certain annual non-equity incentive awards in the form of fully vested share units. If we do not achieve our fiscal 2019 business goals, amortization of stock-based compensation expense would be lower than our current expected fiscal 2019 range.

Looking forward, unallocated operating expenses are expected to be higher in fiscal 2019 as compared to fiscal 2018. This expected increase is primarily due to anticipated changes in compensation costs (including amortization of stock-based compensation expense), acquisition plan expenses and other increased spending, offset in part by the benefit from the favorable ruling related to a legacy TCS intellectual property matter, as discussed above.

Consolidated GAAP operating income was $19.7 million or 6.1% of consolidated net sales for the six months ended January 31, 2019 as compared to GAAP operating income of $5.1 million or 2.0% of consolidated net sales for the six months ended January 31, 2018.

Excluding the $3.9 million of estimated contract settlement costs, $1.4 million of facility exit costs, $2.9 million of acquisition plan expenses and $3.2 million benefit related to a legacy TCS intellectual property matter, as discussed above, consolidated operating income would have been $24.7 million, or 7.6% of consolidated net sales for the six months ended January 31, 2019.

Looking forward, on a consolidated basis, we are targeting operating income, as a percentage of consolidated net sales, to be similar to the 6.2% we achieved in fiscal 2018. Such GAAP operating income target includes the additional acquisition plan expenses expected during the remainder of fiscal 2019.

Interest Expense. Interest expense was $4.9 million and $5.1 million for the six months ended January 31, 2019 and 2018, respectively. Our effective interest rate (including amortization of deferred financing costs) in the six months ended January 31, 2019 was approximately 5.6%. Our current cash borrowing rate (which excludes the amortization of deferred financing costs) approximates 4.5%.

Based on the type, terms, amount of outstanding debt (including capital leases and other obligations) and current interest rates, our effective interest rate (including amortization of deferred financing costs) in fiscal 2019 is now anticipated to range from 5.3% to 5.5%. Despite borrowing approximately $25.9 million to fund the cash portion of the Solacom acquisition, we do expect to generate strong cash flow from operating activities in the second half of fiscal 2019. Overall, total interest expense in fiscal 2019 is expected to approximate $10.0 million.

Write-off of Deferred Financing Costs. In connection with the establishment of our new Credit Facility, we wrote-off $3.2 million of deferred financing costs which primarily related to the term loan portion of our prior credit facility. See "Notes to Condensed Consolidated Financial Statements - Note (11) - Credit Facility" for further information.

Interest (Income) and Other. Interest (income) and other for both the six months ended January 31, 2019 and 2018 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Provision for (Benefit From) Income Taxes. The provision for income taxes during the six months ended January 31, 2019 was $0.2 million as compared to a benefit of $14.1 million for the six months ended January 31, 2018.

During the six months ended January 31, 2019, we recorded a net discrete tax benefit of $2.4 million, primarily related to: (i) the favorable resolution of the IRS' audit of our fiscal 2016 federal income tax return and (ii) discrete tax benefits for stock-based awards that were settled during fiscal 2019. Excluding discrete tax items for the six months ended January 31, 2019, our effective tax rate was 23.0%.

During the six months ended January 31, 2018, we recorded a net discrete tax benefit of $14.0 million, resulting from the passage of Tax Reform which required us to remeasure our deferred tax assets and liabilities (including liabilities associated with the non-deductible amortization related to our intangible assets). Our effective tax rate, excluding discrete tax items, for the six months ended January 31, 2018 was 27.75%.

Index

The decrease from 27.75% to 23.0% is principally attributable to the passage of Tax Reform which reduced the statutory income tax rate from 35.0% to 21.0%. Such decrease was partially offset by lower tax deductions for certain executive compensation expenses.

Our federal income tax returns for fiscal 2015 and 2017 remain subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2014 are subject to audit. TCS's federal income tax returns for tax year 2015 and the tax period from January 1, 2016 to February 23, 2016 are subject to potential future IRS audit. None of TCS's state income tax returns prior to calendar year 2014 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Income. During the six months ended January 31, 2019 and 2018, consolidated net income was $11.3 million and $14.1 million, respectively.

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the six months ended January 31, 2019 and 2018 are shown in the table below (numbers in the table may not foot due to rounding):

	Six months ended January 31,
	2019	2018	2019	2018	2019	2018	2019	2018
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$15.7	13.7	14.4	(1.0)	(18.8)	1.4	$11.3	14.1
Provision for (benefit from) income taxes	0.1	—	—	—	0.2	(14.1)	0.2	(14.1)
Interest (income) and other	—	—	—	—	—	—	—	—
Write-off of deferred financing costs	—	—	—	—	3.2	—	3.2	—
Interest expense	—	0.1	—	—	4.9	5.0	4.9	5.1
Amortization of stock-based compensation	—	—	—	—	2.2	1.8	2.2	1.8
Amortization of intangibles	6.9	8.8	1.7	1.7	—	—	8.6	10.5
Depreciation	4.5	4.9	0.7	1.2	0.4	0.6	5.7	6.7
Estimated contract settlement costs	3.9	—	—	—	—	—	3.9	—
Settlement of intellectual property litigation	—	—	—	—	(3.2)	—	(3.2)	—
Acquisition plan expenses	—	—	—	—	2.9	—	2.9	—
Facility exit costs	—	—	1.4	—	—	—	1.4	—
Adjusted EBITDA	$31.1	27.5	18.2	2.0	(8.2)	(5.3)	$41.2	24.1
Percentage of related net sales	18.9%	17.0%	11.4%	2.1%	NA	NA	12.7%	9.5%

The significant increase in consolidated Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, during the six months ended January 31, 2019 as compared to the six months ended January 31, 2018 is primarily attributable to significantly higher net sales, favorable product mix changes in both of our segments and the benefit of cost reduction actions previously initiated, as discussed above.

The increase in our Commercial Solutions segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, was primarily attributable to higher net sales at higher gross margins and the benefit of cost reduction actions previously initiated, offset in part by slightly higher research and development expenses, as discussed above.

The significant increase in our Government Solutions segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, was primarily driven by significantly higher net sales at higher gross margins, as discussed above.

Index

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

In addition, a reconciliation of our GAAP consolidated operating income, net income and net income per diluted share during the six months ended January 31, 2019 to the corresponding non-GAAP measures is shown in the table below (numbers and per share amounts in the table may not foot due to rounding):

	Six months ended January 31, 2019
($ in millions, except for per share amount)	Operating Income	Net Income	Net Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$19.7	$11.3	$0.47
Estimated contract settlement costs	3.9	3.0	0.12
Settlement of intellectual property litigation	(3.2)	(2.5)	(0.10)
Facility exit costs	1.4	1.1	0.04
Acquisition plan expenses	2.9	2.2	0.09
Write-off of deferred financing costs	—	2.5	0.10
Net discrete tax benefit	—	(2.4)	(0.10)
Non-GAAP measures	$24.7	$15.2	$0.63

Index

Our Adjusted EBITDA is a Non-GAAP measure that represents earnings (loss) before income taxes, interest (income) and other, write-off of deferred financing costs, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, estimated contract settlement costs, settlement of intellectual property litigation, acquisition plan expenses or strategic alternatives analysis expenses, facility exit costs and other. Our definition of Adjusted EBITDA may differ from the definition of EBITDA used by other companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is also a measure frequently requested by our investors and analysts. We believe that investors and analysts may use Adjusted EBITDA, along with other information contained in our SEC filings, in assessing our performance and comparability of our results with other companies. Our Non-GAAP measures for consolidated operating income, net income and net income per diluted share reflect the GAAP measures as reported, adjusted for certain items as described. These Non-GAAP financial measures have limitations as an analytical tool as they exclude the financial impact of transactions necessary to conduct our business, such as the granting of equity compensation awards, and are not intended to be an alternative to financial measures prepared in accordance with GAAP. These measures are adjusted as described in the reconciliation of GAAP to Non-GAAP in the above tables, but these adjustments should not be construed as an inference that all of these adjustments or costs are unusual, infrequent or non-recurring. Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures determined in accordance with GAAP. Investors are advised to carefully review the GAAP financial results that are disclosed in our SEC filings. We have not quantitatively reconciled our fiscal 2019 Adjusted EBITDA target to the most directly comparable GAAP measure because items such as stock-based compensation, adjustments to the provision for income taxes, amortization of intangibles and interest expense, which are specific items that impact these measures, have not yet occurred, are out of our control, or cannot be predicted. For example, quantification of stock-based compensation expense requires inputs such as the number of shares granted and market price that are not currently ascertainable. Accordingly, reconciliations to the Non-GAAP forward looking metrics are not available without unreasonable effort and such unavailable reconciling items could significantly impact our financial results.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased to $46.0 million at January 31, 2019 from $43.5 million at July 31, 2018, an increase of $2.5 million. The increase in cash and cash equivalents during the six months ended January 31, 2019 was driven by the following:

•
Net cash provided by operating activities was $13.0 million and $9.2 million, respectively, for the six months ended January 31, 2019 and 2018. The period-over-period increase in cash flow from operating activities reflects overall changes in net working capital requirements, principally the timing of shipments, billings and payments. We expect cash flow from operating activities for the second half of fiscal 2019 to be positive.

•
Net cash used in investing activities was $4.2 million and $2.8 million, respectively, for the six months ended January 31, 2019 and 2018. Both of these amounts primarily represent expenditures relating to ongoing equipment upgrades and enhancements.

•
Net cash used in financing activities was $6.3 million and $7.7 million, respectively, for the six months ended January 31, 2019 and 2018. During the six months ended January 31, 2019, we entered into a new Credit Facility and repaid in full the outstanding borrowings under our Prior Credit Facility. In order to fund our operating cash flow usage, we borrowed from our new Credit Facility. During the six months ended January 31, 2019 and 2018, we paid $5.0 million and $4.8 million, respectively, in cash dividends to our stockholders. We also made $5.0 million and $1.0 million, respectively, of payments to remit employees' statutory tax withholding requirements related to the net settlement of stock-based awards during the six months ended January 31, 2019 and 2018.

The Credit Facility is discussed below and in "Notes to Condensed Consolidated Financial Statements - Note (11) - Credit Facility."

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

Index

As of January 31, 2019, our material short-term cash requirements primarily consist of: (i) estimated interest payments under our Credit Facility; (ii) payments related to our capital lease and other obligations; (iii) operating lease commitments; (iv) our ongoing working capital needs, including income tax payments; and (v) payment of accrued quarterly dividends. Also, in February 2019, we closed on our acquisition of Solacom Technologies Inc. and paid $25.9 million of the preliminary purchase price in cash. During our second quarter of fiscal 2019, we initiated an acquisition plan for another small but growing technology solutions company. If our acquisition plan is successful, we may be required to pay for such acquisition primarily with existing cash and cash equivalents and increased borrowings under our Credit Facility.

In connection with an original $175.0 million shelf registration filed with the SEC on December 15, 2015, we sold 7.1 million shares of our common stock in a public offering at a price of $14.00 per share in June 2016, resulting in proceeds to us of $95.0 million, net of underwriting discounts and commissions. As such shelf registration was due to expire, in December 2018, we filed a new $400.0 million shelf registration with the SEC for the sale of various types of securities, including debt. The new shelf registration was declared effective by the SEC as of December 14, 2018.

As of January 31, 2019 and March 6, 2019, we were authorized to repurchase up to an additional $8.7 million of our common stock, pursuant to our current $100.0 million stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. There were no repurchases of our common stock during the three or six months ended January 31, 2019 or 2018.

On September 26, 2018 and December 6, 2018, our Board of Directors declared a dividend of $0.10 per common share, which was paid on November 16, 2018 and February 15, 2019, respectively. On March 6, 2019, our Board of Directors declared a dividend of $0.10 per common share, payable on May 17, 2019 to stockholders of record at the close of business on April 17, 2019. Future dividends remain subject to compliance with financial covenants under our Credit Facility as well as Board approval.

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

Credit Facility
On October 31, 2018, we entered into a First Amended and Restated Credit Agreement (the "Credit Facility") with a syndicate of lenders, replacing our prior Credit Agreement dated as of February 23, 2016 (as amended by that certain First Amendment, dated as of June 6, 2017 (the "Prior Credit Facility")).

The new Credit Facility provides a senior secured loan facility of up to $550.0 million consisting of: (i) a revolving loan facility ("Revolving Loan Facility") with a borrowing limit of $300.0 million; (ii) an accordion feature allowing us to borrow up to an additional $250.0 million; (iii) a $35.0 million letter of credit sublimit; and (iv) a swingline loan credit sublimit of $25.0 million.

The Credit Facility matures on October 31, 2023 (the "Revolving Maturity Date"). If we issue new unsecured debt in excess of $5.0 million with a maturity date that is less than 91 days from October 31, 2023, the Revolving Maturity Date would automatically accelerate so that it would be 91 days earlier than the maturity date of the new unsecured debt.

Index

The proceeds of the new Credit Facility were used, in part, to repay in full the outstanding borrowings under the Prior Credit Facility, and additional proceeds of the Credit Facility are expected to be used by us for working capital and other general corporate purposes. As of January 31, 2019, the amount outstanding under our Credit Facility was $174.5 million, which is reflected in the non-current portion of long-term debt on our Condensed Consolidated Balance Sheet. At January 31, 2019, we had $2.3 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During the three months ended January 31, 2019, we had outstanding balances under the new Credit Facility, ranging from $160.0 million to $174.5 million. In addition, we had outstanding balances under the Revolving Loan Facility of the Prior Credit Facility, ranging from $34.9 million to $63.8 million during the three months ended October 31, 2018.

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

As of January 31, 2019, our Secured Leverage Ratio was 1.85x TTM Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of January 31, 2019 was 12.16x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA. Given our expected future business performance, we anticipate maintaining compliance with the terms and financial covenants in our Credit Facility for the foreseeable future.

The obligations under the Credit Facility are guaranteed by certain of our domestic subsidiaries (the "Guarantors"). As collateral security under the Credit Facility and the guarantees thereof, we and the Guarantors have granted to the administrative agent, for the benefit of the lenders, a lien on, and first priority security interest in, substantially all of our tangible and intangible assets.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of January 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Index

COMMITMENTS

In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of January 31, 2019, will materially adversely affect our liquidity.

At January 31, 2019, cash payments due under long-term obligations (including estimated interest expense on our Credit Facility and capital lease and other obligations), excluding purchase orders that we entered into in our normal course of business, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	Remainder of 2019	2020 and 2021	2022 and 2023	After 2023
Credit Facility - principal payments	$174,500	—	—	—	174,500
Credit Facility - interest payments	37,760	3,954	15,915	15,915	1,976
Operating lease commitments	43,876	5,082	16,878	11,156	10,760
Capital lease and other obligations	1,850	1,070	780	—	—
Net contractual cash obligations	$257,986	10,106	33,573	27,071	187,236

As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (11) - Credit Facility," on October 31, 2018, we entered into a new Credit Facility, replacing our Prior Credit Facility dated as of February 23, 2016. The new Credit Facility provides a senior secured loan facility of up to $550.0 million consisting of: (i) a revolving loan facility ("Revolving Loan Facility") with a borrowing limit of $300.0 million; (ii) an accordion feature allowing us to borrow up to an additional $250.0 million; (iii) a $35.0 million letter of credit sublimit; and (iv) a swingline loan credit sublimit of $25.0 million. The Credit Facility matures on October 31, 2023 (the "Revolving Maturity Date"). In addition, if we issue new unsecured debt in excess of $5.0 million with a maturity date that is less than 91 days from October 31, 2023, the Revolving Maturity Date would automatically accelerate so that it would be 91 days earlier than the maturity date of the new unsecured debt.

As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (18) - Stockholders’ Equity," on March 6, 2019, our Board of Directors declared a dividend of $0.10 per common share, payable on May 17, 2019 to stockholders of record at the close of business on April 17, 2019. Future dividends remain subject to compliance with financial covenants under our Credit Facility as well as Board approval.

At January 31, 2019, we have approximately $2.3 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts. Such amounts are not included in the above table.

In fiscal 2018, we entered into a full and final warranty settlement with AT&T, the largest customer/distributor of a small product line that we refer to as the TCS 911 call handling software solution. As discussed in "Notes to Condensed Consolidated Financial Statements - Note (9) - Accrued Expenses and Other Current Liabilities," pursuant to the settlement agreement, we issued thirty-six credits to AT&T of $0.2 million which AT&T can apply on a monthly basis to purchases of solutions from us, beginning October 2017 through September 2020. As of January 31, 2019, the total present value of these monthly credits is $2.8 million, of which $1.6 million is included in accrued expenses and other current liabilities and $1.2 million is reflected in other liabilities (non-current) on our Condensed Consolidated Balance Sheet. These amounts are not shown in the above commitment table.

As discussed in "Notes to Condensed Consolidated Financial Statements - Note (10) - Cost Reduction Actions," during the three months ended October 31, 2018, we exited our Government Solutions segment's manufacturing facility located in Tampa, Florida and recorded a related charge of $1.4 million in selling, general and administrative expenses on our Condensed Consolidated Statement of Operations. As of January 31, 2019, the remaining estimated facility exit costs amounted to $1.2 million, of which $0.8 million and $0.4 million, respectively, was included in "accrued expenses and other current liabilities" and "other liabilities (non-current)" on our Condensed Consolidated Balance Sheet. Such amounts are not shown in the above commitment table.

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

Our Condensed Consolidated Balance Sheet as of January 31, 2019 includes total liabilities of $7.5 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

As further discussed in "Notes to Condensed Consolidated Financial Statements - Note (3) - Adoption of Accounting Standards and Updates," during the six months ended January 31, 2019, we adopted:

•	FASB ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)." See "Notes to Condensed Consolidated Financial Statements - Note (4) -Revenue," for further information.

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

During the six months ended January 31, 2019, the SEC issued Final Rule Release No. 33-10532 "Disclosure Update and Simplification," which revised certain of the SEC’s disclosure requirements that have become superseded in light of other SEC and or U.S. GAAP disclosure requirements. As a result of the final rule’s amendments, the SEC now requires a registrant to reconcile its changes in stockholders' equity for both the current and comparative interim and year-to-date periods, with subtotals. Our Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended January 31, 2019 and 2018 reflect our adoption of this final rule.

Index

In addition, the following FASB ASUs have been issued and incorporated into the FASB ASC and have not yet been adopted by us as of January 31, 2019:

•
FASB ASU No. 2016-02, issued in February 2016, which requires lessees to recognize the following for all leases (with the exception of short-term leases): (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, initially measured at the present value of the lease payments; and (ii) a right-of-use asset, which is an asset that represents the lessee's right to use a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. In January 2018, FASB ASU No. 2018-01 was issued to permit an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity’s adoption of Topic 842. In July 2018, the FASB issued ASU Nos. 2018-10 and 2018-11, which provide further codification improvements and relieves the requirement to present prior comparative year results when adopting the new lease standard. Instead, companies can choose to recognize the cumulative-effect of applying the new standard to leased assets and liabilities as an adjustment to opening retained earnings. In December 2018, FASB ASU No. 2018-20 was issued to simplify the implementation of Topic 842 for the lessors as it relates to sales taxes, lessor costs paid directly by the lessee and recognition of variable payments for contracts with lease and non-lease components. These ASUs are effective for fiscal years beginning after December 15, 2018 (our fiscal year beginning on August 1, 2019), including interim periods within those fiscal years and should be applied with a modified retrospective approach. Early adoption is permitted. We are evaluating the impact of these ASUs on our condensed consolidated financial statements and disclosures.

•
FASB ASU No. 2016-13 issued in June 2016 and ASU No. 2018-19 issued in November 2018, which require the measurement of expected credit losses for financial assets held at the reporting date to be based on historical experience, current conditions and reasonable and supportable forecasts. This ASU is effective for fiscal years beginning after December 15, 2019 (our fiscal year beginning on August 1, 2020), including interim periods within those fiscal years. All entities may adopt the amendments in this ASU earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Except for a prospective transition approach required for debt securities for which an other-than-temporary impairment had been recognized before the effective date, an entity will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, on a modified-retrospective approach). We are evaluating the impact of this ASU on our condensed consolidated financial statements and disclosures.

•
FASB ASU No. 2017-11, issued in July 2017, which provides guidance on the accounting for certain financial instruments with embedded features that result in the strike price of the instrument or embedded conversion option being reduced on the basis of the pricing of future equity offerings (commonly referred to as "down round" features). This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (our fiscal year beginning on August 1, 2019) and early adoption is permitted, including adoption in an interim period. This ASU should be applied retrospectively in accordance with the provisions of the ASU. We are evaluating the impact of this ASU on our condensed consolidated financial statements and disclosures; however, we do not expect the adoption to have any effect given that we currently do not have any financial instruments with such "down round" features.

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

Index

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

•
FASB ASU No. 2018-16, issued in October 2018, which expands the list of eligible U.S. benchmark interest rates permitted in the application of hedge accounting due to broad concerns about the long-term sustainability of the LIBO Rate. This ASU adds the Overnight Index Swap ("OIS") rate, based on the Secured Overnight Financing Rate ("SOFR"), as an eligible U.S. benchmark interest rate. This ASU is effective for fiscal years beginning after December 15, 2018 (our fiscal year beginning on August 1, 2019) and for interim periods therein, with early adoption permitted. We are evaluating the impact of this ASU on our condensed consolidated financial statements and disclosures; however, we do not expect the adoption to have any effect given that we are currently not a party to any such hedging transactions.

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

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of January 31, 2019, we had cash and cash equivalents of $46.0 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of January 31, 2019, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

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

PART II
OTHER INFORMATION

Item 1.     Legal Proceedings

See "Notes to Condensed Consolidated Financial Statements - Note (19) - Legal Proceedings and Other Matters," of this Form 10-Q for information regarding legal proceedings and other matters.

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	March 6, 2019	By: /s/ Fred Kornberg
Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date:	March 6, 2019	By: /s/ Michael A. Bondi
Michael A. Bondi
Chief Financial Officer
(Principal Financial and Accounting Officer)