Form 10-Q
period 2019-04-30
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2019-06-05
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2019

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:    0-7928
(Exact name of registrant as specified in its charter)

Delaware	11-2139466
(State or other jurisdiction of incorporation /organization)	(I.R.S. Employer Identification Number)

68 South Service Road, Suite 230, Melville, NY	11747
(Address of principal executive offices)	(Zip Code)

(631) 962-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.10 per share	CMTL	NASDAQ Stock Market LLC
Series A Junior Participating Cumulative Preferred Stock, par value $0.10 per share
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes               No
As of May 31, 2019, the number of outstanding shares of Common Stock, par value $0.10 per share, of the registrant was 24,137,882 shares.

Index

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2019	July 31, 2018
Assets
Current assets:
Cash and cash equivalents	$45,152,000	43,484,000
Accounts receivable, net	142,770,000	147,439,000
Inventories, net	83,034,000	75,076,000
Prepaid expenses and other current assets	18,263,000	13,794,000
Total current assets	289,219,000	279,793,000
Property, plant and equipment, net	29,388,000	28,987,000
Goodwill	310,247,000	290,633,000
Intangibles with finite lives, net	267,097,000	240,796,000
Deferred financing costs, net	3,311,000	2,205,000
Other assets, net	4,225,000	2,743,000
Total assets	$903,487,000	845,157,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,225,000	43,928,000
Accrued expenses and other current liabilities	79,744,000	65,034,000
Dividends payable	2,405,000	2,356,000
Contract liabilities	40,759,000	34,452,000
Current portion of long-term debt	—	17,211,000
Current portion of capital lease and other obligations	1,030,000	1,836,000
Interest payable	515,000	499,000
Total current liabilities	161,678,000	165,316,000
Non-current portion of long-term debt, net	173,500,000	148,087,000
Non-current portion of capital lease and other obligations	435,000	765,000
Income taxes payable	54,000	2,572,000
Deferred tax liability, net	12,117,000	10,927,000
Long-term contract liabilities	10,037,000	7,689,000
Other liabilities	20,717,000	4,117,000
Total liabilities	378,538,000	339,473,000
Commitments and contingencies (See Note 19)
Stockholders’ equity:
Preferred stock, par value $0.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $0.10 per share; authorized 100,000,000 shares; issued 39,171,199 shares and 38,860,571 shares at April 30, 2019 and July 31, 2018, respectively	3,917,000	3,886,000
Additional paid-in capital	546,198,000	538,453,000
Retained earnings	416,683,000	405,194,000
	966,798,000	947,533,000
Less:
Treasury stock, at cost (15,033,317 shares at April 30, 2019 and July 31, 2018)	(441,849,000)	(441,849,000)
Total stockholders’ equity	524,949,000	505,684,000
Total liabilities and stockholders’ equity	$903,487,000	845,157,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,

	2019	2018	2019	2018
Net sales	$170,448,000	147,854,000	$495,425,000	403,154,000
Cost of sales	106,032,000	85,418,000	311,995,000	242,201,000
Gross profit	64,416,000	62,436,000	183,430,000	160,953,000

Expenses:
Selling, general and administrative	33,409,000	30,410,000	97,243,000	86,100,000
Research and development	13,471,000	12,778,000	40,664,000	39,963,000
Amortization of intangibles	4,536,000	5,269,000	13,113,000	15,806,000
Settlement of intellectual property litigation	—	—	(3,204,000)	—
Acquisition plan expenses	1,704,000	—	4,612,000	—
	53,120,000	48,457,000	152,428,000	141,869,000

Operating income	11,296,000	13,979,000	31,002,000	19,084,000

Other expenses (income):
Interest expense	2,159,000	2,500,000	7,095,000	7,607,000
Write-off of deferred financing costs	—	—	3,217,000	—
Interest (income) and other	(22,000)	198,000	(7,000)	189,000

Income before provision for (benefit from) income taxes	9,159,000	11,281,000	20,697,000	11,288,000
Provision for (benefit from) income taxes	1,547,000	3,071,000	1,791,000	(11,023,000)

Net income	$7,612,000	8,210,000	$18,906,000	22,311,000
Net income per share (See Note 6):
Basic	$0.31	0.34	$0.79	0.94
Diluted	$0.31	0.34	$0.78	0.93

Weighted average number of common shares outstanding – basic	24,192,000	23,834,000	24,074,000	23,819,000

Weighted average number of common and common equivalent shares outstanding – diluted	24,330,000	24,052,000	24,263,000	23,999,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three months ended April 30, 2019 and 2018
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of January 31, 2018	38,653,430	$3,865,000	$534,224,000	$394,381,000	15,033,317	$(441,849,000)	$490,621,000
Equity-classified stock award compensation	—	—	1,104,000	—	—	—	1,104,000
Proceeds from exercises of stock options	4,900	—	130,000	—	—	—	130,000
Proceeds from issuance of employee stock purchase plan shares	11,608	2,000	220,000	—	—	—	222,000
Net settlement of stock-based awards	5,363	1,000	(58,000)	—	—	—	(57,000)
Cash dividends declared, net ($0.10 per share)	—	—	—	(2,354,000)	—	—	(2,354,000)
Accrual of dividend equivalents, net of reversal ($0.10 per share)	—	—	—	(92,000)	—	—	(92,000)
Net income	—	—	—	8,210,000	—	—	8,210,000
Balance as of April 30, 2018	38,675,301	$3,868,000	$535,620,000	$400,145,000	15,033,317	$(441,849,000)	$497,784,000

Balance as of January 31, 2019	38,950,547	$3,895,000	$539,273,000	$411,558,000	15,033,317	$(441,849,000)	$512,877,000
Equity-classified stock award compensation	—	—	1,119,000	—	—	—	1,119,000
Proceeds from issuance of employee stock purchase plan shares	11,837	1,000	232,000	—	—	—	233,000
Net settlement of stock-based awards	146	—	(11,000)	—	—	—	(11,000)
Common stock issued for acquisition of Solacom Technologies Inc.	208,669	21,000	5,585,000	—	—	—	5,606,000
Cash dividends declared, net ($0.10 per share)	—	—	—	(2,405,000)	—	—	(2,405,000)
Accrual of dividend equivalents, net of reversal ($0.10 per share)	—	—	—	(82,000)	—	—	(82,000)
Net income	—	—	—	7,612,000	—	—	7,612,000
Balance as of April 30, 2019	39,171,199	$3,917,000	$546,198,000	$416,683,000	15,033,317	$(441,849,000)	$524,949,000

See accompanying notes to condensed consolidated financial statements. (Continued)

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
(Unaudited)

	Nine months ended April 30, 2019 and 2018
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2017	38,619,467	$3,862,000	$533,001,000	$385,136,000	15,033,317	$(441,849,000)	$480,150,000
Equity-classified stock award compensation	—	—	2,931,000	—	—	—	2,931,000
Proceeds from exercises of stock options	4,900	—	130,000	—	—	—	130,000
Proceeds from issuance of employee stock purchase plan shares	35,830	4,000	615,000	—	—	—	619,000
Forfeiture of restricted stock	(10,254)	(1,000)	1,000	—	—	—	—
Net settlement of stock-based awards	25,358	3,000	(1,058,000)	—	—	—	(1,055,000)
Cash dividends declared, net ($0.30 per share)	—	—	—	(7,055,000)	—	—	(7,055,000)
Accrual of dividend equivalents, net of reversal ($0.30 per share)	—	—	—	(247,000)	—	—	(247,000)
Net income	—	—	—	22,311,000	—	—	22,311,000
Balance as of April 30, 2018	38,675,301	$3,868,000	$535,620,000	$400,145,000	15,033,317	$(441,849,000)	$497,784,000

Balance as of July 31, 2018	38,860,571	$3,886,000	$538,453,000	$405,194,000	15,033,317	$(441,849,000)	$505,684,000
Equity-classified stock award compensation	—	—	3,356,000	—	—	—	3,356,000
Proceeds from exercises of stock options	6,100	1,000	173,000	—	—	—	174,000
Proceeds from issuance of employee stock purchase plan shares	32,035	3,000	706,000	—	—	—	709,000
Issuance of restricted stock	10,386	1,000	(1,000)	—	—	—	—
Net settlement of stock-based awards	53,438	5,000	(2,074,000)	—	—	—	(2,069,000)
Common stock issued for acquisition of Solacom Technologies Inc.	208,669	21,000	5,585,000	—	—	—	5,606,000
Cash dividends declared, net ($0.30 per share)	—	—	—	(7,169,000)	—	—	(7,169,000)
Accrual of dividend equivalents, net of reversal ($0.30 per share)	—	—	—	(248,000)	—	—	(248,000)
Net income	—	—	—	18,906,000	—	—	18,906,000
Balance as of April 30, 2019	39,171,199	$3,917,000	$546,198,000	$416,683,000	15,033,317	$(441,849,000)	$524,949,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended April 30,
	2019	2018
Cash flows from operating activities:
Net income	$18,906,000	22,311,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	8,618,000	9,833,000
Amortization of intangible assets with finite lives	13,113,000	15,806,000
Amortization of stock-based compensation	3,356,000	2,931,000
Amortization of deferred financing costs	916,000	1,646,000
Estimated contract settlement costs	6,351,000	—
Settlement of intellectual property litigation	(3,204,000)	—
Write-off of deferred financing costs	3,217,000	—
Changes in other liabilities	(23,000)	—
Loss on disposal of property, plant and equipment	40,000	77,000
Provision for allowance for doubtful accounts	854,000	412,000
Provision for excess and obsolete inventory	2,450,000	3,659,000
Deferred income tax expense (benefit)	3,885,000	(11,237,000)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	10,970,000	(3,786,000)
Inventories	(9,136,000)	(19,610,000)
Prepaid expenses and other current assets	(1,569,000)	722,000
Other assets	(34,000)	(205,000)
Accounts payable	(8,611,000)	310,000
Accrued expenses and other current liabilities	5,722,000	48,000
Contract liabilities	1,333,000	8,248,000
Other liabilities, non-current	377,000	(670,000)
Interest payable	69,000	250,000
Income taxes payable	(3,757,000)	(129,000)
Net cash provided by operating activities	53,843,000	30,616,000
Cash flows from investing activities:
Payment for acquisition of Solacom Technologies Inc., net of cash acquired	(25,883,000)	—
Payment for acquisition of the GD NG-911 business	(10,000,000)	—
Purchases of property, plant and equipment	(6,388,000)	(5,299,000)
Net cash used in investing activities	(42,271,000)	(5,299,000)
Cash flows from financing activities:
Net borrowings of long-term debt under Credit Facility	173,500,000	—
Net (payments) borrowings under Revolving Loan portion of Prior Credit Facility	(48,603,000)	1,001,000
Repayment of debt under Term Loan portion of Prior Credit Facility	(120,121,000)	(14,657,000)
Remittance of employees' statutory tax withholdings for stock awards	(5,032,000)	(1,055,000)
Cash dividends paid	(7,381,000)	(7,173,000)
Payment of deferred financing costs	(1,813,000)	—
Repayment of principal amounts under capital lease and other obligations	(1,189,000)	(1,853,000)
Proceeds from issuance of employee stock purchase plan shares	709,000	619,000
Payment of shelf registration costs	(148,000)	—
Proceeds from exercises of stock options	174,000	130,000
Net cash used in financing activities	(9,904,000)	(22,988,000)
Net increase in cash and cash equivalents	1,668,000	2,329,000
Cash and cash equivalents at beginning of period	43,484,000	41,844,000
Cash and cash equivalents at end of period	$45,152,000	44,173,000
See accompanying notes to condensed consolidated financial statements. (Continued)

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)
	Nine months ended April 30,
	2019	2018
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$5,853,000	5,348,000
Income taxes, net	$1,582,000	345,000

Non-cash investing and financing activities:
Cash dividends declared but unpaid (including dividend equivalents)	$2,653,000	2,601,000
Accrued additions to property, plant and equipment	$1,248,000	1,491,000
Capital lease and other obligations incurred	$—	1,306,000
Common stock issued for acquisition of Solacom Technologies Inc.	$5,606,000	—
Issuance (forfeiture) of restricted stock	$1,000	(1,000)

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and its subsidiaries ("Comtech," "we," "us," or "our") as of and for the three and nine months ended April 30, 2019 and 2018 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

(2)    Acquisitions

Solacom Technologies Inc.

On February 28, 2019, we completed our acquisition of Solacom Technologies Inc. ("Solacom"), pursuant to the Arrangement Agreement, dated as of January 7, 2019, by and among Solacom, Comtech and Solar Acquisition Corp., a Canadian corporation and a direct, wholly-owned subsidiary of Comtech. Solacom is a leading provider of Next Generation 911 ("NG-911") solutions for public safety agencies. The acquisition of Solacom was a significant step in our strategy of enhancing our safety and security solutions.

The acquisition has a preliminary purchase price for accounting purposes of $32,934,000, of which $27,328,000 was settled in cash and $5,606,000 was settled with the issuance of 208,669 shares of Comtech’s common stock at a volume weighted average stock price of $26.86. The fair value of consideration transferred in connection with this acquisition was $31,489,000, which was net of $1,445,000 of cash acquired. The cash portion of the purchase price was funded principally through borrowings under our Credit Facility. The preliminary purchase price for accounting purposes is subject to finalization.

We are accounting for the acquisition of Solacom under the acquisition method of accounting in accordance with FASB ASC 805, "Business Combinations." The purchase price was allocated to the assets acquired and liabilities assumed, based on their preliminary fair value as of February 28, 2019, pursuant to the business combination accounting rules. Acquisition plan expenses were not included as a component of consideration transferred and were expensed in the period incurred. Our condensed consolidated statements of operations for the three and nine months ended April 30, 2019 include a nominal contribution from Solacom. Pro forma financial information is not disclosed, as the acquisition is not material.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in connection with the Solacom acquisition:

	February 28, 2019
Settled in cash	$27,328,000
Settled in common stock issued by Comtech	5,606,000
Preliminary purchase price at fair value	$32,934,000
Preliminary allocation of purchase price:
Cash and cash equivalents	$1,445,000
Current assets, excluding cash acquired	9,425,000
Property, plant and equipment	777,000
Deferred tax assets, non-current	5,374,000
Accrued warranty obligations	(1,431,000)
Current liabilities	(4,477,000)
Contract liabilities, non-current	(1,604,000)
Net tangible assets at preliminary fair value	$9,509,000
Identifiable intangible assets, deferred taxes and goodwill:		Estimated Useful Lives
Technology	$6,779,000	10 years
Customer relationships	7,007,000	20 years
Trade name	1,828,000	20 years
Deferred tax liabilities related to intangible assets acquired	(4,153,000)
Goodwill	11,964,000	Indefinite
Preliminary allocation of purchase price	$32,934,000

The acquired identifiable intangible assets are being amortized on a straight-line basis, which we believe approximates the pattern in which the assets are utilized over their estimated useful lives. The preliminary fair value of customer relationships and backlog was primarily based on the value of the discounted cash flows that the related intangible asset could be expected to generate in the future. The preliminary fair value of technology and trade name was based on the discounted capitalization of royalty expense saved because we now own the assets. Among the factors contributing to the recognition of goodwill, as a component of the purchase price allocation, were synergies in products and technologies and the addition of a skilled, assembled workforce. This goodwill has been assigned to our Commercial Solutions segment based on specific identification and is generally not deductible for income tax purposes.

The allocation of the preliminary purchase price shown in the above table was based upon a preliminary valuation and estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the acquisition date). The primary areas of the purchase price allocation not yet finalized include the purchase price (due to customary provisions in the purchase agreement related to adjustments to net working capital as of the acquisition date), a final assessment of accrued warranty obligations, income taxes and residual goodwill.

GD NG-911 Business

On April 29, 2019, we completed the acquisition of a state and local government NG-911 business, pursuant to the Asset Purchase Agreement, dated as of April 29, 2019, by and among General Dynamics Information Technology, Inc., Comtech and Comtech NextGen LLC, a Delaware limited liability company and indirect, wholly-owned subsidiary of Comtech. The acquisition of this NG-911 business from GD ("the GD NG-911 business") has a preliminary cash purchase price of $10,000,000. In connection with this acquisition, we also announced an award of a five-year contract to develop, implement and operate a NG-911 emergency communications system for a Northeastern State. Immediately after our announcement of this acquisition, we hired approximately sixty GD NG-911 employees and commenced the integration of this business into our Commercial Solutions segment’s safety and security technology solutions product line. The acquisition, contract award and hiring of talented employees are expected to strengthen Comtech’s position in the growing NG-911 solutions market.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

We are accounting for the acquisition of this business under the acquisition method of accounting in accordance with FASB ASC 805. The purchase price was allocated to the assets acquired and liabilities assumed, based on their preliminary fair value as of April 29, 2019, pursuant to the business combination accounting rules. Acquisition plan expenses were not included as a component of consideration transferred and were expensed in the period incurred. Our condensed consolidated financial results for the three and nine months ended April 30, 2019 included only 2 days of contribution from the GD NG-911 business. Pro forma financial information is not disclosed, as the acquisition is not material.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in connection with the acquisition of the GD NG-911 business:

	April 29, 2019
Preliminary purchase price at fair value	$10,000,000
Preliminary allocation of purchase price:
Current assets	$5,790,000
Property, plant and equipment	646,000
Deferred tax assets, non-current	3,292,000
Accrued warranty obligations	(5,000,000)
Current liabilities	(3,960,000)
Net tangible assets at preliminary fair value	$768,000
Identifiable intangibles, deferred taxes and goodwill:		Estimated Useful Lives
Customer relationships	$20,300,000	10 years
Technology	3,500,000	15 years
Other liabilities	(21,700,000)
Deferred tax liabilities related to intangibles	(518,000)
Goodwill	7,650,000	Indefinite
Preliminary purchase price	$10,000,000

The acquired identifiable intangible assets are being amortized on a straight-line basis, which we believe approximates the pattern in which the assets are utilized over their estimated useful lives. The preliminary fair value of customer relationships and contracts was based on the value of the discounted cash flows that the related intangible asset could be expected to generate in the future. The preliminary fair value of technology and know-how was based on the discounted capitalization of royalty expense saved because we now own the assets. The preliminary fair value of other liabilities was based on the difference in discounted cash flows related to remaining performance obligations under a certain acquired contract as compared to current market terms for similar arrangements that a market participant would expect. Other liabilities will be credited against cost of sales over the remaining performance of the contract, which is 5.25 years.

Among the factors contributing to the recognition of goodwill, as a component of the purchase price allocation, were synergies in solution offerings and the addition of a skilled, assembled workforce. We currently estimate that approximately $6,300,000 of goodwill resulting from the acquisition will be tax deductible. This goodwill has been assigned to our Commercial Solutions segment based on specific identification.

The allocation of the preliminary purchase price shown in the above table was based on a preliminary valuation and estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the acquisition date). The primary areas of the purchase price allocation not yet finalized include the purchase price (due to customary provisions in the asset purchase agreement related to adjustments to net working capital as of the acquisition date), the estimated fair value of intangible assets acquired, intangible liability assumed, a final assessment of accrued warranty obligations, income taxes and residual goodwill.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(3)    Adoption of Accounting Standards and Updates

We are required to prepare our condensed consolidated financial statements in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") which is the source for all authoritative U.S. generally accepted accounting principles, which are commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs"). During the nine months ended April 30, 2019, we adopted:

•	FASB ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)". See Note (4) - "Revenue" for further information.

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

During the nine months ended April 30, 2019, the SEC issued Final Rule Release No. 33-10532 "Disclosure Update and Simplification," which revised certain of the SEC’s disclosure requirements that have become superseded in light of other SEC and or U.S. GAAP disclosure requirements. As a result of the final rule’s amendments, the SEC now requires a registrant to reconcile its changes in stockholders' equity for both the current and comparative interim and year-to-date periods, with subtotals. Our Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended April 30, 2019 and 2018 reflect our adoption of this final rule.

(4)    Revenue

On August 1, 2018, we adopted ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)" or "ASC 606" applying the modified retrospective transition method. Except for new presentation or disclosure requirements, the impact of adoption, both as of August 1, 2018 and for the three and nine months ended April 30, 2019, was not material to our business, results of operations or financial condition. As a practical expedient, we adopted the new standard only for existing contracts as of August 1, 2018. All periods prior to August 1, 2018 will continue to be reported under the accounting standards in effect in those periods. As a result of ASC 606, we made the following adjustments to our Condensed Consolidated Balance Sheet as of August 1, 2018:

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

	Three months ended April 30,		Nine months ended April 30,
	2019	2018	2019	2018
United States
U.S. government	38.9%	37.4%	42.7%	34.0%
Domestic	34.7%	38.0%	32.7%	41.2%
Total United States	73.6%	75.4%	75.4%	75.2%

International	26.4%	24.6%	24.6%	24.8%
Total	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales, are sales to Verizon Communications Inc. ("Verizon"). Sales to Verizon were 9.2% and 9.5%, respectively, of consolidated net sales for the three and nine months ended April 30, 2019. Sales to Verizon were 9.8% and 10.6%, respectively, of consolidated net sales for the three and nine months ended April 30, 2018. International sales include sales to U.S. domestic companies for inclusion in products that are sold to international customers. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for the three and nine months ended April 30, 2019 and 2018.

The following tables summarize our disaggregation of revenue consistent with information reviewed by our chief operating decision-maker ("CODM") for the three and nine months ended April 30, 2019. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors which impact our business:

	Three months ended April 30, 2019			Nine months ended April 30, 2019
	Commercial Solutions	Government Solutions	Total	Commercial Solutions	Government Solutions	Total
Geographical region and customer type
U.S. government	$17,229,000	49,133,000	$66,362,000	$52,360,000	159,346,000	$211,706,000
Domestic	48,248,000	10,875,000	59,123,000	134,178,000	27,910,000	162,088,000
Total United States	65,477,000	60,008,000	125,485,000	186,538,000	187,256,000	373,794,000

International	24,123,000	20,840,000	44,963,000	67,770,000	53,861,000	121,631,000
Total	$89,600,000	80,848,000	$170,448,000	$254,308,000	241,117,000	$495,425,000
Contract type
Firm fixed price	$88,125,000	57,451,000	$145,576,000	$249,982,000	178,080,000	$428,062,000
Cost reimbursable	1,475,000	23,397,000	24,872,000	4,326,000	63,037,000	67,363,000
Total	$89,600,000	80,848,000	$170,448,000	$254,308,000	241,117,000	$495,425,000
Transfer of control
Point in time	$43,935,000	44,078,000	$88,013,000	$127,912,000	141,883,000	$269,795,000
Over time	45,665,000	36,770,000	82,435,000	126,396,000	99,234,000	225,630,000
Total	$89,600,000	80,848,000	$170,448,000	$254,308,000	241,117,000	$495,425,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on our Condensed Consolidated Balance Sheet. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. For certain contracts with provisions that are intended to protect customers in the event we do not satisfy our performance obligations, billings occur subsequent to revenue recognition, resulting in what we have historically presented as unbilled receivables. Contract assets increased $5,379,000 due to business combinations discussed in Note (2) - "Acquisitions". Under ASC 606, unbilled receivables constitute contract assets. There were no material impairment losses recognized on contract assets during the nine months ended April 30, 2019. On large long term contracts, and for contracts with international customers that do not do business with us regularly, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to-date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract. Under the typical payment terms for our contracts accounted for at a point in time, costs are accumulated in inventory until the time of billing, which generally coincides with revenue recognition. Contract liabilities increased $5,411,000 due to business combinations discussed in Note (2) - "Acquisitions". Of the total contract liabilities at August 1, 2018, $30,061,000 was recognized as revenue during the nine months ended April 30, 2019.

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

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under indefinite delivery / indefinite quantity ("IDIQ") contracts. As of April 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $747,130,000 (which represents the amount of our consolidated backlog). We expect that a significant portion of our remaining performance obligations at April 30, 2019 will be completed and recognized as revenue during the next twelve month period. During the three and nine months ended April 30, 2019, revenue recognized from performance obligations satisfied, or partially satisfied, in previous periods (for example due to changes in the transaction price) was not material.

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

The fair value of our Credit Facility that we entered into on October 31, 2018 approximates its carrying amount due to its variable interest rate and pricing grid that is dependent upon our leverage ratio as of the end of each fiscal quarter. We believe the fair value of our non-current portion of capital lease and other obligations, which currently has a blended interest rate of approximately 7.0%, would not be materially different than its carrying value as of April 30, 2019.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The fair value of the non-current portion of our favorable AT&T warranty settlement would not be materially different than its carrying value as of as of April 30, 2019, given our belief that the present value of such liability reflects market participants' assumptions for a similar junior, unsecured debt instrument. See Note (9) - "Accrued Expenses and Other Current Liabilities" for further discussion of the favorable AT&T warranty settlement.

As of April 30, 2019 and July 31, 2018, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

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

There were no purchases of our common stock during the three or nine months ended April 30, 2019 or 2018. See Note (18) - "Stockholders’ Equity" for more information.

Weighted average stock options, RSUs and restricted stock outstanding of 1,674,000 and 1,505,000 for the three months ended April 30, 2019 and 2018, respectively, and 1,103,000 and 1,804,000 for the nine months ended April 30, 2019 and 2018, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 246,000 and 260,000 weighted average performance shares outstanding for the three months ended April 30, 2019 and 2018, respectively, and 242,000 and 257,000 for the nine months ended April 30, 2019 and 2018, respectively, as the performance conditions have not yet been satisfied. However, the compensation expense related to these awards is included in net income (the numerator) for EPS calculations for each respective period.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended April 30,		Nine months ended April 30,
	2019	2018	2019	2018
Numerator:
Net income for basic calculation	$7,612,000	8,210,000	$18,906,000	22,311,000
Numerator for diluted calculation	$7,612,000	8,210,000	$18,906,000	22,311,000

Denominator:
Denominator for basic calculation	24,192,000	23,834,000	24,074,000	23,819,000
Effect of dilutive securities:
Stock-based awards	138,000	218,000	189,000	180,000
Denominator for diluted calculation	24,330,000	24,052,000	24,263,000	23,999,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(7)    Accounts Receivable

Accounts receivable consist of the following at:

	April 30, 2019	July 31, 2018
Receivables from commercial and international customers	$85,140,000	83,411,000
Unbilled receivables from commercial and international customers	20,581,000	19,731,000
Receivables from the U.S. government and its agencies	36,744,000	26,251,000
Unbilled receivables from the U.S. government and its agencies	2,145,000	19,807,000
Total accounts receivable	144,610,000	149,200,000
Less allowance for doubtful accounts	1,840,000	1,761,000
Accounts receivable, net	$142,770,000	147,439,000

Unbilled receivables as of April 30, 2019 relate to contracts-in-progress for which revenue has been recognized, but for which we have not yet earned the right to bill the customer for work performed to-date. Under ASC 606, which we adopted on August 1, 2018 (see Note (4) - "Revenue"), unbilled receivables constitute contract assets. Management estimates that substantially all amounts not yet billed at April 30, 2019 will be billed and collected within one year.

As of April 30, 2019, the U.S. government (and its agencies) and Verizon represented 26.9% and 10.7%, respectively, of total accounts receivable. As of July 31, 2018, the U.S. government (and its agencies) and Verizon represented 30.9% and 10.1%, respectively, of total accounts receivable.

(8)    Inventories

Inventories consist of the following at:

	April 30, 2019	July 31, 2018
Raw materials and components	$56,914,000	53,649,000
Work-in-process and finished goods	43,597,000	38,854,000
Total inventories	100,511,000	92,503,000
Less reserve for excess and obsolete inventories	17,477,000	17,427,000
Inventories, net	$83,034,000	75,076,000

As of April 30, 2019 and July 31, 2018, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $2,513,000 and $1,249,000, respectively, and the amount of inventory related to contracts from third party commercial customers who outsource their manufacturing to us was $1,822,000 and $1,310,000, respectively.

(9)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	April 30, 2019	July 31, 2018
Accrued wages and benefits	$27,955,000	23,936,000
Accrued contract costs	11,747,000	10,016,000
Accrued warranty obligations	14,263,000	11,738,000
Accrued legal costs	3,195,000	6,179,000
Accrued commissions and royalties	4,964,000	4,654,000
Other	17,620,000	8,511,000
Accrued expenses and other current liabilities	$79,744,000	65,034,000

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

Other accrued expenses as of April 30, 2019 include $634,000 for the current portion of facility exit costs related to the closure of a manufacturing facility, as discussed in more detail in Note (10) - "Cost Reduction Actions."

Accrued legal costs as of July 31, 2018 included $3,372,000 related to estimated costs associated with a certain TeleCommunication Systems, Inc. ("TCS") intellectual property matter. During the nine months ended April 30, 2019, this matter was resolved in our favor. As a result, we reduced such accrued legal costs and recorded a $3,204,000 benefit in the Condensed Consolidated Statement of Operations. See Note (19) - "Legal Proceedings and Other Matters" for additional information.

Accrued contract costs represent direct and indirect costs on contracts as well as estimates of amounts owed for invoices not yet received from vendors or reflected in accounts payable.

Accrued warranty obligations as of April 30, 2019 relate to estimated liabilities for assurance-type warranty coverage that we provide to our customers. We generally provide warranty coverage for some of our products for a period of at least one year from the date of delivery. We record a liability for estimated warranty expense based on historical claims, product failure rates, a consideration of contractual obligations, future costs to resolve software issues and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Changes in our accrued warranty obligations during the nine months ended April 30, 2019 and 2018 were as follows:

	Nine months ended April 30,
	2019	2018
Balance at beginning of period	$11,738,000	17,617,000
Reclass to contract liabilities as of August 1, 2018	(1,679,000)	—
Provision for warranty obligations	1,320,000	4,292,000
Additions (in connection with acquisitions)	6,431,000	—
Charges incurred	(4,828,000)	(6,311,000)
Warranty settlement and reclass (see below)	1,281,000	(3,099,000)
Balance at end of period	$14,263,000	12,499,000

Our current accrued warranty obligations at April 30, 2019 and July 31, 2018 include $4,013,000 and $4,650,000, respectively, of warranty obligations for a small product line that we refer to as the TCS 911 call handling software solution. This solution was licensed to customers prior to our acquisition of TCS. During the nine months ended April 30, 2018, we entered into a full and final warranty settlement with AT&T, the largest customer/distributor of this product line, pursuant to which we issued thirty-six credits to AT&T of $153,000 which AT&T can apply on a monthly basis to purchases of solutions from us, beginning October 2017 through September 2020. As of April 30, 2019, the total present value of these monthly credits is $2,439,000, of which $1,691,000 is included in our current accrued warranty obligations and $748,000 is reflected in other liabilities (non-current) on our Condensed Consolidated Balance Sheet. In connection with this favorable settlement, during the nine months ended April 30, 2018, we recorded a benefit to cost of sales of $660,000.

In connection with our acquisition of Solacom and the GD NG-911 business, during the nine months ended April 30, 2019, we assumed warranty obligations related to certain contracts acquired. See Note (2) - "Acquisitions" for further information pertaining to these acquisitions.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(10)    Cost Reduction Actions

During the three months ended October 31, 2018, we took steps to improve our future operating results and successfully consolidated our Government Solutions segment’s manufacturing facility located in Tampa, Florida with another facility that we maintain in Orlando, Florida. In doing so, we accrued $1,373,000 of facility exit costs, which were recorded in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.

During the nine months ended April 30, 2019, we made cash payments of $358,000 related to such facility exit cost accrual. As of April 30, 2019, the remaining estimated facility exit costs amounted to $1,015,000, of which $634,000 and $381,000, respectively, was included in "accrued expenses and other current liabilities" and "other liabilities (non-current)" on our Condensed Consolidated Balance Sheet. To-date, we have incurred an immaterial amount of severance and retention costs related to our Florida facilities consolidation.

During the second quarter of fiscal 2019, we began an evaluation and repositioning of our enterprise technology products in order to focus on providing higher margin solution offerings. This evaluation and repositioning continued during the third quarter and is ongoing. To date, we have ceased offering certain solutions, have worked with customers to wind-down certain legacy contracts and have not renewed certain contracts. In connection with this ongoing repositioning, we recorded $2,465,000 and $6,351,000, respectively, of estimated contract settlement costs in our Commercial Solutions segment during the three and nine months ended April 30, 2019.

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

The proceeds of the new Credit Facility were used, in part, to repay in full the outstanding borrowings under the Prior Credit Facility, and additional proceeds of the Credit Facility are expected to be used by us for working capital and other general corporate purposes. As of April 30, 2019, the amount outstanding under our Credit Facility was $173,500,000, which is reflected in the non-current portion of long-term debt on our Condensed Consolidated Balance Sheet. At April 30, 2019, we had $1,754,000 of standby letters of credit outstanding under our Credit Facility related to guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. Since October 31, 2018, we had outstanding balances under the new Credit Facility ranging from $150,000,000 to $184,000,000.

As of April 30, 2019, total net deferred financing costs related to the Credit Facility were $3,311,000 and are being amortized over the term of our Credit Facility through October 31, 2023.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Interest expense, including amortization of deferred financing costs, for the three months ended April 30, 2019 and 2018 was $2,067,000 and $2,351,000, respectively. The amount for the most recent fiscal quarter relates to our new Credit Facility; whereas, the amount in the comparable prior year period relates to our Prior Credit Facility. Interest expense, including amortization of deferred financing costs, for the nine months ended April 30, 2019 and 2018 was $6,780,000 and $7,166,000, respectively. The amount for the most recent fiscal year-to-date period relates to both our Prior Credit Facility and new Credit Facility; whereas, the amount in the comparable prior year period relates only to our Prior Credit Facility. Our blended interest rate approximated 5.00% and 5.49%, respectively, for the three months ended April 30, 2019 and 2018, and approximated 5.36% and 5.29%, respectively, for the nine months ended April 30, 2019 and 2018.

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

As of April 30, 2019, our Secured Leverage Ratio was 1.77x TTM Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of April 30, 2019 was 12.46x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA. Given our expected future business performance, we anticipate maintaining compliance with the terms and financial covenants in our Credit Facility for the foreseeable future.

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

(12)    Capital Lease and Other Obligations

We lease certain equipment under capital leases. As of April 30, 2019 and July 31, 2018, the net book value of the leased assets which collateralize the capital lease and other obligations was $1,130,000 and $2,547,000, respectively, and consisted primarily of machinery and equipment. Depreciation of leased assets is included in depreciation expense.

As of April 30, 2019, our capital lease and other obligations reflect a blended interest rate of approximately 7.0%. Our capital leases generally contain provisions whereby we can purchase the equipment at the end of the lease for a one dollar buyout.

Future minimum payments under capital lease and other obligations consisted of the following at April 30, 2019:

Remainder of fiscal 2019	$733,000
Fiscal 2020	780,000
Fiscal 2021 and beyond	—
Total minimum lease payments	1,513,000
Less: amounts representing interest	48,000
Present value of net minimum lease payments	1,465,000
Current portion of capital lease and other obligations	1,030,000
Non-current portion of capital lease and other obligations	$435,000

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

In connection with Tax Reform, during the nine months ended April 30, 2018, we recorded an initial estimated net discrete tax benefit of $14,071,000, primarily related to the remeasurement of deferred tax liabilities associated with non-deductible amortization related to intangible assets. This remeasurement was recorded pursuant to ASC 740 "Income Taxes" and SEC Staff Accounting Bulletin ("SAB") 118, using estimates based on reasonable and supportable assumptions and available information as of such reporting date. In the event the Internal Revenue Service ("IRS") issues clarifying or interpretive guidance related to Tax Reform, it may result in a change to our estimated income tax.

At April 30, 2019 and July 31, 2018, total unrecognized tax benefits were $6,987,000 and $9,339,000, respectively, including interest of $15,000 and $202,000, respectively. At April 30, 2019 and July 31, 2018, $54,000 and $2,572,000, respectively, of our unrecognized tax benefits were recorded as non-current income taxes payable on our Condensed Consolidated Balance Sheets. The remaining unrecognized tax benefits of $6,933,000 and $6,767,000 at April 30, 2019 and July 31, 2018, respectively, were presented as an offset to the associated non-current deferred tax assets on our Condensed Consolidated Balance Sheets. Of the total unrecognized tax benefits, $6,426,000 and $8,563,000, at April 30, 2019 and July 31, 2018, respectively, net of the reversal of the federal benefit recognized as a deferred tax asset relating to state reserves, would favorably impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our condensed consolidated financial statements. Our policy is to recognize interest and penalties relating to uncertain tax positions in income tax expense.

During the nine months ended April 30, 2019, the IRS finalized its audit of our federal income tax return for fiscal 2016 without assessing additional taxes. Our federal income tax returns for fiscal 2017 and 2018 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2014 are subject to audit. TCS's federal income tax returns for tax year 2015 and the tax period from January 1, 2016 to February 23, 2016, the date we acquired TCS, are subject to potential future IRS audit. None of TCS's state income tax returns prior to calendar year 2014 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

As of April 30, 2019, the aggregate number of shares of common stock which may be issued, pursuant to the Plan, may not exceed 10,362,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and employee purchases under the ESPP with the issuance of new shares of our common stock.

As of April 30, 2019, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 8,312,169 shares (net of 3,964,101 expired and canceled awards), of which an aggregate of 5,881,783 have been exercised or settled.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

As of April 30, 2019, the following stock-based awards, by award type, were outstanding:

Stock options	1,575,555
Performance shares	261,019
RSUs and restricted stock	438,006
Share units	155,806
Total	2,430,386

Our ESPP provides for the issuance of up to 1,050,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance. Through April 30, 2019, we have cumulatively issued 775,770 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended April 30,		Nine months ended April 30,
	2019	2018	2019	2018
Cost of sales	$52,000	55,000	$170,000	146,000
Selling, general and administrative expenses	1,004,000	976,000	2,960,000	2,584,000
Research and development expenses	63,000	73,000	226,000	201,000
Stock-based compensation expense before income tax benefit	1,119,000	1,104,000	3,356,000	2,931,000
Estimated income tax benefit	(244,000)	(240,000)	(732,000)	(734,000)
Net stock-based compensation expense	$875,000	864,000	$2,624,000	2,197,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At April 30, 2019, unrecognized stock-based compensation of $8,934,000, net of estimated forfeitures of $858,000, is expected to be recognized over a weighted average period of 2.9 years. Total stock-based compensation capitalized and included in ending inventory at both April 30, 2019 and July 31, 2018 was $48,000. There are no liability-classified stock-based awards outstanding as of April 30, 2019 or July 31, 2018.

Stock-based compensation expense (benefit), by award type, is summarized as follows:

	Three months ended April 30,		Nine months ended April 30,
	2019	2018	2019	2018
Stock options	$174,000	309,000	$526,000	845,000
Performance shares	374,000	363,000	1,166,000	846,000
RSUs and restricted stock	515,000	376,000	1,630,000	1,150,000
ESPP	56,000	56,000	164,000	152,000
Share units	—	—	(130,000)	(62,000)
Stock-based compensation expense before income tax benefit	1,119,000	1,104,000	3,356,000	2,931,000
Estimated income tax benefit	(244,000)	(240,000)	(732,000)	(734,000)
Net stock-based compensation expense	$875,000	864,000	$2,624,000	2,197,000

ESPP stock-based compensation expense primarily relates to the 15% discount offered to participants in the ESPP. During the nine months ended April 30, 2019 and 2018, we recorded benefits of $130,000 and $62,000, respectively, which primarily represents the recoupment of certain share units.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability on our Condensed Consolidated Balance Sheet as of April 30, 2019 and July 31, 2018. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

Stock Options
The following table summarizes the Plan's activity during the nine months ended April 30, 2019:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2018	1,668,975	$28.72
Exercised	(78,930)	28.37
Outstanding at October 31, 2018	1,590,045	28.74
Expired/canceled	(7,850)	29.30
Outstanding at January 31, 2019	1,582,195	28.74
Expired/canceled	(6,640)	28.73
Outstanding at April 30, 2019	1,575,555	$28.74	3.76	$50,000

Exercisable at April 30, 2019	1,386,235	$28.71	3.45	$25,000

Vested and expected to vest at April 30, 2019	1,547,363	$28.73	3.72	$44,000

Stock options outstanding as of April 30, 2019 have exercise prices ranging from $20.90 to $33.94, representing the fair market value of our common stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years. There were no stock options exercised during the three months ended April 30, 2019. The total intrinsic value relating to stock options exercised during the nine months ended April 30, 2019 was $561,000 and for the three and nine months ended April 30, 2018 was $225,000, respectively.

During the nine months ended April 30, 2019, at the election of certain holders of vested stock options, 72,830 stock options were net settled upon exercise. As a result, 9,345 net shares of our common stock were issued during the nine months ended April 30, 2019 after reduction of shares retained to satisfy the exercise price and minimum statutory tax withholding requirements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Performance Shares, RSUs, Restricted Stock and Share Unit Awards
The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2018	818,438	$19.78
Granted	177,908	34.27
Settled	(121,790)	21.08
Forfeited	(17,659)	27.23
Outstanding at October 31, 2018	856,897	22.44
Granted	2,599	25.01
Settled	(526)	11.40
Forfeited	(1,801)	22.70
Outstanding at January 31, 2019	857,169	22.46
Granted	2,514	24.95
Settled	(1,130)	17.35
Forfeited	(3,722)	21.39
Outstanding at April 30, 2019	854,831	$22.48	$20,114,000

Vested at April 30, 2019	216,718	$27.71	$5,099,000

Vested and expected to vest at April 30, 2019	816,925	$22.67	$19,222,000

The total intrinsic value relating to fully-vested awards settled during the three and nine months ended April 30, 2019 was $28,000 and $4,252,000, respectively. The total intrinsic value relating to fully-vested awards settled during the three and nine months ended April 30, 2018 was $17,000 and $1,964,000, respectively.

The performance shares granted to employees since fiscal 2014 principally vest over a three-year performance period, if pre-established performance goals are attained or as specified pursuant to the Plan and related agreements. As of April 30, 2019, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level.

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

Share units granted prior to July 31, 2017 were vested when issued and are convertible into shares of our common stock, generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain circumstances. Share units granted on or after July 31, 2017 were granted to certain employees in lieu of non-equity incentive compensation and are convertible into shares of our common stock on the one-year anniversary of the respective grant date. Cumulatively through April 30, 2019, 270,979 share units granted have been settled.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of settlement of the underlying shares into shares of our common stock. During the three and nine months ended April 30, 2019, we accrued $82,000 and $248,000, respectively, of dividend equivalents (net of forfeitures) and paid out $1,000 and $261,000, respectively. Accrued dividend equivalents were recorded as a reduction to retained earnings. As of April 30, 2019 and July 31, 2018, accrued dividend equivalents were $700,000 and $713,000, respectively.

With respect to the actual settlement of stock-based awards for income tax reporting, during the three and nine months ended April 30, 2019, we recorded an income tax benefit of $52,000 and $505,000, respectively, and during the three and nine months ended April 30, 2018, we recorded an income tax expense of $25,000 and $96,000, respectively. Such income tax expense generally relates to the reversal of deferred tax assets associated with expired and unexercised stock-based awards and any net income tax shortfalls upon settlement.  Such income tax benefit generally relates to any net excess income tax benefits upon settlement.

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

Our Commercial Solutions segment serves commercial customers and smaller government customers, such as state and local governments, that require advanced communication technologies to meet their needs. This segment also serves certain large government customers (including the U.S. government) that have requirements for off-the-shelf commercial equipment. We believe this segment is a leading provider of satellite communications (such as satellite earth station modems and TWTAs), public safety systems (such as NG-911 technologies) and enterprise application technologies (such as messaging and trusted location-based technologies).

Our Government Solutions segment serves large government end-users (including those of foreign countries) that require mission-critical technologies and systems. Government solutions products include command and control applications (such as the design, installation and operation of data networks that integrate computing and communications, including both satellite and terrestrial links), ongoing network operation and management support services (including project management and fielding and maintenance solutions related to satellite ground terminals), troposcatter communications (such as digital troposcatter multiplexers, digital over-the-horizon modems, troposcatter systems and frequency converter systems) and RF power and switching technologies (such as solid-state high-power broadband amplifiers, identification friend or foe ("IFF") amplifiers and amplifiers used in the counteraction of improvised explosive devices).

Our CODM primarily uses a metric that we refer to as Adjusted EBITDA to measure an operating segment’s performance and to make decisions about resources to be allocated. Our Adjusted EBITDA metric for the Commercial Solutions and Government Solutions segments do not consider any allocation of indirect expenses, or any of the following: income taxes, interest (income) and other, interest expense, write-off of deferred financing costs, amortization of stock-based compensation, amortization of intangible assets, depreciation expense, estimated contract settlement costs, facility exit costs, settlement of intellectual property litigation, acquisition plan expenses or strategic alternatives analysis expenses and other expenses that relate to our Unallocated segment. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Any amounts shown in the Adjusted EBITDA calculation for our Commercial Solutions and Government Solutions segments are directly attributable to those segments. Our Adjusted EBITDA is also used by our management in assessing the Company's operating results. Although closely aligned, the Company's definition of Adjusted EBITDA is different than the Consolidated EBITDA (as such term is defined in our Credit Facility) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and, therefore, may not be comparable to similarly titled measures used by other companies.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Operating segment information, along with a reconciliation of segment net income (loss) and consolidated net income to Adjusted EBITDA is presented in the tables below:

	Three months ended April 30, 2019
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$89,600,000	80,848,000	—	$170,448,000
Operating income (loss)	$8,126,000	10,053,000	(6,883,000)	$11,296,000

Net income (loss)	$8,086,000	10,073,000	(10,547,000)	$7,612,000
Provision for income taxes	10,000	—	1,537,000	1,547,000
Interest (income) and other expense	9,000	(21,000)	(10,000)	(22,000)
Interest expense	21,000	1,000	2,137,000	2,159,000
Amortization of stock-based compensation	—	—	1,119,000	1,119,000
Amortization of intangibles	3,692,000	844,000	—	4,536,000
Depreciation	2,374,000	367,000	177,000	2,918,000
Estimated contract settlement costs	2,465,000	—	—	2,465,000
Acquisition plan expenses	—	—	1,704,000	1,704,000
Adjusted EBITDA	$16,657,000	11,264,000	(3,883,000)	$24,038,000

Purchases of property, plant and equipment	$1,730,000	296,000	181,000	$2,207,000
Long-lived assets acquired in connection with the acquisitions of Solacom and the GD NG-911 business	$60,451,000	—	—	$60,451,000
Total assets at April 30, 2019	$665,499,000	200,442,000	37,546,000	$903,487,000

	Three months ended April 30, 2018
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$89,936,000	57,918,000	—	$147,854,000
Operating income (loss)	$13,282,000	6,048,000	(5,351,000)	$13,979,000

Net income (loss)	$12,938,000	5,975,000	(10,703,000)	$8,210,000
Provision for income taxes	210,000	—	2,861,000	3,071,000
Interest (income) and other expense	110,000	73,000	15,000	198,000
Interest expense	24,000	—	2,476,000	2,500,000
Amortization of stock-based compensation	—	—	1,104,000	1,104,000
Amortization of intangibles	4,425,000	844,000	—	5,269,000
Depreciation	2,329,000	573,000	268,000	3,170,000
Adjusted EBITDA	$20,036,000	7,465,000	(3,979,000)	$23,522,000

Purchases of property, plant and equipment	$2,140,000	217,000	106,000	$2,463,000
Total assets at April 30, 2018	$615,643,000	177,495,000	40,934,000	$834,072,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Nine months ended April 30, 2019
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$254,308,000	241,117,000	—	$495,425,000
Operating income (loss)	$23,942,000	24,480,000	(17,420,000)	$31,002,000

Net income (loss)	$23,783,000	24,505,000	(29,382,000)	$18,906,000
Provision for income taxes	65,000	—	1,726,000	1,791,000
Interest (income) and other expense	32,000	(33,000)	(6,000)	(7,000)
Write-off of deferred financing costs	—	—	3,217,000	3,217,000
Interest expense	62,000	8,000	7,025,000	7,095,000
Amortization of stock-based compensation	—	—	3,356,000	3,356,000
Amortization of intangibles	10,581,000	2,532,000	—	13,113,000
Depreciation	6,898,000	1,113,000	607,000	8,618,000
Estimated contract settlement costs	6,351,000	—	—	6,351,000
Settlement of intellectual property litigation	—	—	(3,204,000)	(3,204,000)
Acquisition plan expenses	—	—	4,612,000	4,612,000
Facility exit costs	—	1,373,000	—	1,373,000
Adjusted EBITDA	$47,772,000	29,498,000	(12,049,000)	$65,221,000

Purchases of property, plant and equipment	$4,593,000	1,357,000	438,000	$6,388,000
Long-lived assets acquired in connection with the acquisitions of Solacom and the GD NG-911 business	$60,451,000	—	—	$60,451,000
Total assets at April 30, 2019	$665,499,000	200,442,000	37,546,000	$903,487,000

	Nine months ended April 30, 2018
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$251,874,000	151,280,000	—	$403,154,000
Operating income (loss)	$26,996,000	5,108,000	(13,020,000)	$19,084,000

Net income (loss)	$26,598,000	5,020,000	(9,307,000)	$22,311,000
Provision for (benefit from) income taxes	209,000	—	(11,232,000)	(11,023,000)
Interest (income) and other expense	100,000	85,000	4,000	189,000
Interest expense	89,000	3,000	7,515,000	7,607,000
Amortization of stock-based compensation	—	—	2,931,000	2,931,000
Amortization of intangibles	13,274,000	2,532,000	—	15,806,000
Depreciation	7,229,000	1,777,000	827,000	9,833,000
Adjusted EBITDA	$47,499,000	9,417,000	(9,262,000)	$47,654,000

Purchases of property, plant and equipment	$4,517,000	499,000	283,000	$5,299,000
Total assets at April 30, 2018	$615,643,000	177,495,000	40,934,000	$834,072,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Unallocated expenses result from corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs and also includes all of our amortization of stock-based compensation. During the three and nine months ended April 30, 2019, unallocated expenses also include $1,704,000 and $4,612,000, respectively, of acquisition plan expenses primarily related to our acquisitions of Solacom and the GD NG-911 business, which we believe will further complement our product offerings. See Note (2) - "Acquisitions" for further information. There is no certainty that our acquisition plan efforts will be successful. In addition, offsetting unallocated expenses for the nine months ended April 30, 2019 is a $3,204,000 benefit resulting from a favorable ruling of the U.S. Court of Appeals for the Federal Circuit related to a legacy TCS intellectual property matter. See Note (19) - "Legal Proceedings and Other Matters" for further information.

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

Intersegment sales for the three months ended April 30, 2019 and 2018 by the Commercial Solutions segment to the Government Solutions segment were $1,413,000 and $2,664,000, respectively. Intersegment sales for the nine months ended April 30, 2019 and 2018 by the Commercial Solutions segment to the Government Solutions segment were $14,515,000 and $7,613,000, respectively. There were nominal sales by the Government Solutions segment to the Commercial Solutions segment for these periods. All intersegment sales are eliminated in consolidation and are excluded from the tables above.

Unallocated assets at April 30, 2019 consist principally of cash and cash equivalents, income taxes receivable, corporate property, plant and equipment and deferred financing costs. Substantially all of our long-lived assets are located in the U.S.

(16)    Goodwill

The following table represents goodwill by reportable operating segment, including the changes in the net carrying value of goodwill during the nine months ended April 30, 2019:

	Commercial Solutions	Government Solutions	Total
Balance as of July 31, 2018	$231,440,000	59,193,000	$290,633,000
Addition resulting from Solacom acquisition	11,964,000	—	11,964,000
Addition resulting from the acquisition of the GD NG-911 business	7,650,000	—	7,650,000
Balance as of April 30, 2019	$251,054,000	59,193,000	$310,247,000

As discussed further in Note (2) -"Acquisitions," the goodwill resulting from the acquisitions of Solacom and the GD NG-911 business was based upon preliminary valuation and estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the acquisition date).

In accordance with FASB ASC 350 "Intangibles - Goodwill and Other," we perform a goodwill impairment analysis at least annually (in the first quarter of each fiscal year), unless indicators of impairment exist in interim periods. If we fail the quantitative assessment of goodwill impairment ("quantitative assessment"), we would be required to recognize an impairment loss equal to the amount that a reporting unit's carrying value exceeded its fair value; however, any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(17)    Intangible Assets

Intangible assets with finite lives are as follows:

	As of April 30, 2019
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.5	$276,834,000	63,274,000	$213,560,000
Technologies	12.7	92,649,000	58,095,000	34,554,000
Trademarks and other	16.7	31,026,000	12,043,000	18,983,000
Total		$400,509,000	133,412,000	$267,097,000

	As of July 31, 2018
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	21.0	$249,831,000	55,350,000	$194,481,000
Technologies	12.8	82,370,000	54,386,000	27,984,000
Trademarks and other	16.4	28,894,000	10,563,000	18,331,000
Total		$361,095,000	120,299,000	$240,796,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the three months ended April 30, 2019 and 2018 was $4,536,000 and $5,269,000, respectively. Amortization expense for the nine months ended April 30, 2019 and 2018 was $13,113,000 and $15,806,000, respectively.

As further discussed in Note (2) -"Acquisitions," intangible assets as of April 30, 2019 include recently acquired intangibles resulting from the acquisitions of Solacom and the GD NG-911 business.

The estimated amortization expense consists of the following for the fiscal years ending July 31:

2019	$18,320,000
2020	20,700,000
2021	19,563,000
2022	18,322,000
2023	18,322,000

We review net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. No such event has occurred during the nine months ended April 30, 2019. We believe that the carrying values of our net intangible assets were recoverable as of April 30, 2019. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Stock Repurchase Program
As of April 30, 2019 and June 5, 2019, we were authorized to repurchase up to an additional $8,664,000 of our common stock, pursuant to our current $100,000,000 stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. There were no repurchases made during the three or nine months ended April 30, 2019 or 2018.

Dividends
Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount that was established by our Board of Directors. On September 26, 2018, December 6, 2018 and March 6, 2019, our Board of Directors declared a dividend of $0.10 per common share, which was paid on November 16, 2018, February 15, 2019 and May 17, 2019, respectively. On June 5, 2019, our Board of Directors declared a dividend of $0.10 per common share, payable on August 16, 2019 to stockholders of record at the close of business on July 17, 2019.

Future dividends remain subject to compliance with financial covenants under our Credit Facility as well as Board approval.

(19)    Legal Proceedings and Other Matters

Legacy TCS Intellectual Property Matter - Vehicle IP
In December 2009, Vehicle IP, LLC ("Vehicle IP") filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware (the "District Court"), seeking monetary damages, fees and expenses and other relief from, among others, our customer Verizon Wireless ("Verizon") based on the VZ Navigator product. TCS defended Verizon against Vehicle IP. In January 2019, we received a ruling from the U.S. Court of Appeals for the Federal Circuit upholding the District Court's claim construction in our favor. Consequently, we and Vehicle IP filed a joint stipulation requesting a judgment of non-infringement, which judgment was entered on March 5, 2019. As a result of the Federal Circuit Court’s decision, this matter is now closed and during the second quarter of fiscal 2019, we reduced our accrued legal costs related to this matter and recorded a $3,204,000 benefit in the Condensed Consolidated Statement of Operations. See Note (9) - "Accrued Expenses and Other Current Liabilities" for additional information.

Legacy TCS 911 Call Handling Software Matter
During the three months ended January 31, 2019, a customer that purchased a TCS 911 call handling software solution in December 2014 (which was more than one year prior to our acquisition of TCS) (the "TCS Legacy Customer") informed us that it experienced several network outages and that it would seek indemnification for any claims made against it as a result of such outages. We are not aware of any damage claims having been asserted against us and we have not been notified by the TCS Legacy Customer of any such claims asserted against it, in connection with such outages. Nevertheless, we have submitted notification to our insurance carriers for review and consideration of coverage for potential liability that may arise from these matters.

In connection with these outages, the TCS Legacy Customer informed us that it believed certain communication failover redundancies promised to it by former senior management of TCS were never completed and has demanded that we refund to it all amounts previously paid to us under the contract, which through April 30, 2019 was approximately $14,600,000. In response to such claim, we engaged legal counsel to review the claims made by our customer. Based on such ongoing review, we believe that TCS has complied with its contractual requirements and that the customer is not entitled to any such reimbursement. Our contract to provide services to this customer expires in December 2019 and the amount of annual revenue we generate from this customer is immaterial. In an attempt to resolve the issues, the parties agreed to non-binding mediation process, which commenced in April 2019.

We also filed a lawsuit in March 2019 against a former employee and her new employer arising from such former employee's violation of her obligation to TCS of confidentiality, non-competition and non-solicitation of customers, including the TCS Legacy Customer. The former employee has responded with her own lawsuit against us.

The ultimate resolution of this matter could vary and have a material adverse effect on our consolidated results of operations, financial position or cash flows in future periods.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Other Matters
In October 2014, we disclosed to the U.S. Department of the Treasury, Office of Foreign Assets Control ("OFAC") that we learned during a self-assessment of our export transactions that a shipment of modems sent to a Canadian customer by Comtech EF Data Corp. was incorporated into a communication system, the ultimate end user of which was the Sudan Civil Aviation Authority. The sales value of this equipment was approximately $288,000. At the time of shipment, OFAC regulations prohibited U.S. persons from doing business directly or indirectly with Sudan. In late 2015, OFAC issued an administrative subpoena seeking information about the disclosed transaction. We responded to the subpoena, including alerting OFAC to Comtech’s repair of three modems for a customer in Lebanon who may have rerouted the modems from Lebanon to Sudan without the required U.S. licensing authorization. In September 2018, Comtech agreed to enter into a Tolling Agreement with OFAC, which extends the statute of limitations in this matter through December 31, 2019. The Tolling Agreement was shortly followed by a second administrative subpoena seeking additional information about the disclosed transaction. In December 2018, Comtech responded to a second administrative subpoena from OFAC, answering the questions it posed and providing all the documents it sought. U.S. sanctions with respect to Sudan were revoked in 2017. Consistent with the revocation of the Sudan Sanction Regulations ("SSR"), shipments to the Sudan Civil Aviation Authority by U.S. persons are now permissible. We are not able to predict whether OFAC will take any enforcement action against us in light of the revocation of the SSR. If OFAC determines that we have violated U.S. trade sanctions, civil and criminal penalties could apply, and we may suffer reputational harm. Even though we take precautions to avoid engaging in transactions that may violate U.S. trade sanctions, those measures may not be effective in every instance.

In May 2018, we were informed by the Office of Export Enforcement ("OEE") of the Department of Commerce ("DoC") that it was forwarding to the DoC's Office of Chief Counsel, the results of its audit of international shipments by Comtech Xicom Technology, Inc. for further review and possible determination of an administrative penalty. We fully cooperated with the OEE in their audit and, based on our self-assessment of the approximately 7,800 individual transactions audited, have determined that six (6) transactions may not have been fully in compliance with the Export Administration Regulations ("EAR"). These six (6) items, for which export licenses were not obtained, were either spares or repaired power amplifier subassembly components valued at less than $100,000 (in aggregate) and were shipped to Brazil, Italy, Russia, Thailand and the United Arab Emirates. The EAR provides an exception to the requirement to obtain an export license for the replacement of a defective or damaged component. During our self-assessment, we determined that we inadvertently did not obtain export licenses for the spares or evidence of the return or destruction of the defective or damaged components necessary to authorize our use of the export license exception for the replacements. Since discovering this issue, we have implemented additional controls and procedures and have increased awareness of these specific export requirements throughout the Company to help avoid similar occurrences in the future. Administrative penalties under the EAR can range from a warning letter to a denial of export privileges. A civil monetary penalty not to exceed the amount set forth in the Export Administration Act ("EAA") may be imposed for each violation, and in the event that any provision of the EAR is continued by any other authority, the maximum monetary civil penalty for each violation shall be that provided by such other authority. Administrative penalties under the EAR are currently determined pursuant to the International Emergency Economic Powers Act ("IEEPA"), which can reach the greater of twice the amount of the transaction that is the basis of the violation or approximately $300,000 per violation. We have not recorded an accrual related to a possible administrative penalty and continue to work cooperatively with the OEE.

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

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include, among other things: the possibility that the expected synergies from recent acquisitions will not be fully realized, or will not be realized within the anticipated time periods; the risk that the acquired businesses will not be integrated with Comtech successfully; the possibility of disruption from recent acquisitions, making it more difficult to maintain business and operational relationships or retain key personnel; the risk that Comtech will be unsuccessful in implementing a tactical shift in its Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for its niche products with higher margins; the risks associated with Comtech's ongoing evaluation and repositioning of its enterprise technology solutions offering in its Commercial Solutions segment; the nature and timing of our receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements, including the risks associated with Comtech's recent launch of HeightsTM Dynamic Network Access Technology ("HEIGHTS" or "HDNA"); changing customer demands and or procurement strategies; changes in prevailing economic and political conditions; changes in the price of oil in global markets; changes in foreign currency exchange rates; risks associated with Comtech's legal proceedings, customer claims for indemnification, and other similar matters; risks associated with our obligations under our Credit Facility; risks associated with our large contracts; the impact of H.R.1, also known as the Tax Cuts and Jobs Act ("Tax Reform"), which was enacted in December 2017 in the U.S.; and other factors described in this and our other filings with the Securities and Exchange Commission ("SEC").

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

We manage our business through two reportable operating segments:

•
Commercial Solutions - serves commercial customers and smaller governments, such as state and local governments, that require advanced communication technologies to meet their needs. This segment also serves certain large government customers (including the U.S. government) that have requirements for off-the-shelf commercial equipment. We believe this segment is a leading provider of satellite communications (such as satellite earth station modems and traveling wave tube amplifiers ("TWTA") and solid-state power amplifiers ("SSPAs")), public safety systems (such as next generation 911 ("NG-911") technologies) and enterprise application technologies (such as a messaging and trusted location-based technologies).

•
Government Solutions - serves large government end-users (including those of foreign countries) that require mission critical technologies and systems. We believe this segment is a leading provider of command and control applications (such as the design, installation and operation of data networks that integrate computing and communications (including both satellite and terrestrial links)), ongoing network operation and management support services including project management and fielding and maintenance solutions related to satellite ground terminals), troposcatter communications (such as digital troposcatter multiplexers, digital over-the-horizon modems, troposcatter systems, and frequency converter systems) and RF power and switching technologies (such as solid state high-power broadband amplifiers, identification friend or foe amplifiers, and amplifiers used in the counteraction of improvised explosive devices).

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

Revenue Recognition. On August 1, 2018, we adopted ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)" or "ASC 606" applying the modified retrospective transition method. Except for new presentation or disclosure requirements, the impact of adoption, both as of August 1, 2018 and for the three and nine months ended April 30, 2019, was not material to our business, results of operations or financial condition. As a practical expedient, we adopted the new standard only for existing contracts as of August 1, 2018. All periods prior to August 1, 2018 will continue to be reported under the accounting standards in effect in those periods.

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

Impairment of Goodwill and Other Intangible Assets.  As of April 30, 2019, total goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $310.2 million (of which $251.0 million relates to our Commercial Solutions segment and $59.2 million relates to our Government Solutions segment). Additionally, as of April 30, 2019, net intangibles recorded on our Condensed Consolidated Balance Sheet aggregated $267.1 million (of which $227.9 million relates to our Commercial Solutions segment and $39.2 million relates to our Government Solutions segment). Each of our two operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

In accordance with FASB ASC 350 "Intangibles - Goodwill and Other," we perform a goodwill impairment analysis at least annually (in the first quarter of each fiscal year), unless indicators of impairment exist in interim periods. If we fail the quantitative assessment of goodwill impairment ("quantitative assessment"), we would be required to recognize an impairment loss equal to the amount that a reporting unit's carrying value exceeded its fair value; however, any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

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

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2019 (the start of our fiscal 2020). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangible assets with finite lives when an event occurs indicating the potential for impairment. We believe that the carrying values of our net intangible assets were recoverable as of April 30, 2019. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

Our federal income tax returns for fiscal 2017 and 2018 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2014 are subject to audit. TCS's federal income tax returns for tax year 2015 and the tax period from January 1, 2016 to February 23, 2016, the date we acquired TCS, are subject to potential future IRS audit. None of TCS's state income tax returns prior to calendar year 2014 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

Index

Business Outlook for Fiscal 2019

Our operating results for the third quarter excelled on many fronts and we generated consolidated:

•	Net sales of $170.4 million;

•	Operating income of $11.3 million;

•	Net income of $7.6 million;

•	Cash flows from operating activities of $40.8 million; and

•	Adjusted EBITDA (a Non-GAAP financial measure discussed below) of $24.0 million.
Our third quarter results exceeded our own expectations, our business momentum remains positive and our pipeline of opportunities remains strong. We achieved a consolidated book-to-bill ratio (a measure defined as bookings divided by net sales) of 1.94 and finished the third quarter with record consolidated backlog of $747.1 million. Bookings in our third quarter reflect strength in almost all of our product lines, especially our safety and security technology solutions and our HeightsTM satellite earth station technology solutions. Both of our segments achieved book-to-bill ratios in excess of 1.00 for the most recent quarter. Our backlog is more fully defined in our most recent Annual Report on Form 10-K and the total value of multi-year contracts that we have received is substantially higher than our reported backlog.

Demand for most of our products remains strong and we are pursuing a number of large opportunities. As such, we believe that fiscal 2019 will be a year of revenue, operating income and Adjusted EBITDA growth and we are increasingly excited about our future prospects and the positive trajectory of our business.

During the third quarter, we took several steps forward on our acquisition strategy, including:

•
On February 28, 2019, we closed on our acquisition of Solacom Technologies Inc. ("Solacom"), a leading provider of Next Generation 911 ("NG-911") solutions for public safety agencies. The Solacom acquisition was a significant step in our strategy of enhancing our Commercial Solutions segment’s safety and security technology solutions. Almost immediately after we closed on the acquisition, we initiated a process to upgrade TCS legacy call-handling customers to a new Solacom solution. To-date, customer reaction has been favorable.

•
In late April 2019, we announced and immediately closed on the acquisition of the state and local government NG-911 business from General Dynamics Information Technology, Inc. (the "GD NG-911 business") and immediately hired approximately sixty GD NG-911 employees. In connection with this acquisition, we also announced that we were awarded a five-year contract valued in excess of $100.0 million to develop, implement and operate a Comtech NG-911 emergency communications system for a Northeastern State. The contract award, acquisition and hiring of talented employees are expected to strengthen Comtech’s position in the growing NG-911 solutions market.

•
We initiated efforts to acquire a small technology company whose solution offerings are complementary to our existing business. There is no certainty that this transaction or other acquisition plan efforts will be successful.

In connection with the aforementioned steps, we incurred acquisition plan expenses of $1.7 million during the third quarter of fiscal 2019. Also, we continued our evaluation and repositioning of our enterprise technology product solutions in our Commercial Solutions segment in order to improve operating efficiencies and focus on providing higher margin solution offerings. To-date, we have ceased offering certain solutions, have worked with customers to wind-down certain legacy contracts and have not renewed certain contracts. In connection with this repositioning, we recorded $2.5 million of estimated contract settlement costs in our Commercial Solutions segment during the three months ended April 30, 2019. Both our acquisition plan and repositioning efforts are ongoing and our fourth quarter of fiscal 2019 is expected to be impacted by approximately $2.2 million of additional costs. Excluding the financial impact of these expenses incurred during the third quarter of fiscal 2019, our consolidated operating income would have been $15.5 million, or 9.1% of consolidated net sales.

Index

As of April 30, 2019, our cash and cash equivalents were $45.2 million and our total debt outstanding (including capital leases and other obligations) was $175.0 million.

Our Business Outlook for Fiscal 2019 has improved since March 6, 2019 (the date we filed our Quarterly Report on Form 10-Q with the Securities and Exchange Commission ("SEC")) and we are increasing our targeted fiscal 2019 goals for consolidated net sales and Adjusted EBITDA.

Based on our strong operating performance to-date and revenue contributions from the acquisition of the GD NG-911 business, our fiscal 2019 consolidated net sales are now expected to be higher than previously expected, with fourth quarter consolidated net sales approximating $164.6 million and total fiscal 2019 consolidated net sales approximating $660.0 million. Our updated fiscal 2019 consolidated net sales target compares favorably to our prior fiscal 2019 sales goal range of $645.0 million to $660.0 million and reflects an anticipated growth rate of 15.7% from the $570.6 million we achieved in fiscal 2018.

Our fourth quarter consolidated Adjusted EBITDA is now estimated to approximate $24.8 million with total fiscal 2019 consolidated Adjusted EBITDA approximating $90.0 million. Our updated fiscal 2019 consolidated Adjusted EBITDA target is higher than our prior range of $85.0 million to $89.0 million and reflects an anticipated growth rate of 14.8% from the $78.4 million we achieved in fiscal 2018.

Total amortization of intangible assets is expected to approximate $18.3 million in fiscal 2019 with the fourth quarter approximating $5.2 million.

Total amortization of stock-based compensation expense in the fourth quarter is expected to approximate $8.6 million. On an annual basis, amortization of stock-based compensation expense in fiscal 2019 is expected to approximate $12.0 million as compared to $8.6 million amortized in fiscal 2018. The ultimate amount of amortization of stock-based compensation expense will be based on the finalization of our fiscal 2019 incentive plan, which we anticipate will be paid largely in the form of fully-vested but restricted share units, as we did in fiscal 2018 and 2017. We believe settlement of annual incentive plan awards in the form of restricted share units aligns the interest of employees with that of shareholders by restricting the sale of shares for a one-year period while at the same time providing employees an immediate benefit that is not subject to vesting.

After considering the impact of all actual and expected GAAP operating expenses, consolidated GAAP operating income in fiscal 2019, both in dollars and as a percentage of consolidated net sales, is expected to be slightly lower than the related amounts achieved in fiscal 2018.

Excluding the net impact of $9.2 million of year-to-date expenses relating to: (i) $4.6 million of acquisition plan expenses; (ii) $6.4 million of estimated contract settlement costs; (iii) $3.2 million of settlement of intellectual property litigation; and (iv) $1.4 million of facility exit costs (all of which are discussed further below) and the anticipated impact of an additional $2.2 million of acquisition plan expenses and estimated contract settlement costs expected during the fourth quarter of fiscal 2019, consolidated operating income in fiscal 2019, both in dollars and as a percentage of consolidated net sales, is expected to be significantly higher than the GAAP dollar amount and percentage of consolidated net sales of $35.1 million and 6.2%, respectively, achieved in fiscal 2018.

Our effective tax rate for fiscal 2019 (excluding net discrete items) is expected to approximate 23.0%.

We expect our fourth quarter of fiscal 2019 to be impacted by a charge of approximately $2.2 million or $0.07 GAAP EPS primarily related to ongoing efforts for a small targeted acquisition and our enterprise technology product solutions repositioning. Our updated GAAP earnings per diluted share ("EPS") target for fiscal 2019 is now $0.88 with our fourth quarter GAAP EPS approximating $0.10. Our GAAP EPS for fiscal 2019 will depend on the actual finalization of stock-based compensation as well the settlement of certain stock-based awards during the fourth quarter of fiscal 2019.

Our updated fiscal 2019 financial targets include a number of items, the timing of which can still shift and impact our quarterly financial performance. However, we currently do not believe that changes in such timing would negatively impact our ability to achieve our revised consolidated net sales, GAAP operating income and Adjusted EBITDA targets for fiscal 2019. If order flow remains strong and we can achieve all of our fiscal 2019 business goals, it is possible that consolidated net sales and consolidated Adjusted EBITDA could be higher than our targeted amounts.

Index

Our updated fiscal 2019 financial targets depend, in large part, on timely deliveries and the receipt of, and performance on, orders from our customers and could be adversely impacted if orders and/or deliveries are delayed, business conditions deteriorate, or our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services. Additionally, we continue to evaluate cost reduction initiatives in our business, including in connection with the repositioning of our enterprise technology product solution offerings. Our updated fiscal 2019 financial targets do not consider the financial impact of any additional future actions we may take in this regard.

On June 5, 2019, our Board of Directors declared a dividend of $0.10 per common share, payable on August 16, 2019 to stockholders of record at the close of business on July 17, 2019. Future dividends remain subject to compliance with financial covenants under our Credit Facility as well as Board approval.

Additional information related to our Business Outlook for Fiscal 2019 and a definition and explanation of Adjusted EBITDA is included in the below sections entitled "Comparison of the Results of Operations for the Three Months Ended April 30, 2019 and 2018" and "Comparison of the Results of Operations for the Nine Months Ended April 30, 2019 and 2018."

Index

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2019 AND 2018

Net Sales. Consolidated net sales were $170.4 million and $147.9 million for the three months ended April 30, 2019 and 2018, respectively, representing an increase of $22.5 million, or 15.2%. The period-over-period increase in net sales is primarily due to significantly higher net sales in our Government Solutions segment. Net sales by operating segment are discussed below.

Commercial Solutions
Net sales in our Commercial Solutions segment were $89.6 million for the three months ended April 30, 2019, as compared to $89.9 million for the three months ended April 30, 2018, a slight decrease of $0.3 million. Our Commercial Solutions segment represented 52.6% of consolidated net sales for the three months ended April 30, 2019 as compared to 60.8% for the three months ended April 30, 2018.

Our third quarter of fiscal 2019 was an exceptional quarter of bookings. Our book-to-bill ratio (a measure defined as bookings divided by net sales) during the three months ended April 30, 2019 for this segment was 2.57. In connection with our GD NG-911 acquisition, we received a five-year contract valued in excess of $100.0 million to develop, implement and operate a Comtech Next Generation 911 ("NG-911") emergency communications system for a Northeastern State.

As further discussed below, business momentum is strong and we have a solid pipeline of opportunities.

Net sales of our satellite earth station products (which include satellite modems, traveling wave tube amplifiers ("TWTAs") and solid-state power amplifiers ("SSPAs")) during the three months ended April 30, 2019 were lower than the three months ended April 30, 2018. Sales to our international customers this quarter were the highest all year but were offset by lower sales of our SLM-5650B satellite modems, upgrade kits and related services pursuant to a previously awarded $59.0 million contract from the U.S. Navy’s Space and Naval Warfare Systems Command. During the third quarter of fiscal 2018, we shipped large amounts of such solutions.

Our HeightsTM solutions continued to gain traction in our third fiscal quarter. We continue to seed and invest in the market and have received significant orders, including orders from SES Networks to support its global mobility services and from Claro Argentina to connect rural communities throughout Argentina with high-speed 2G/3G and LTE mobile backhaul. We also announced our expansion of the HeightsTM product line with a new low-cost, high-performance “H-Pico” remote gateway. Year-to-date bookings for this product line have now exceeded the amount we achieved in fiscal 2018 and we believe we will receive additional HeightsTM bookings during our fourth quarter of fiscal 2019. In view of these developments, we believe that fiscal 2019 will be our second consecutive year of net sales growth for our satellite earth station product line.

Net sales for the three months ended April 30, 2019 of our safety and security technology solutions (such as our wireless and NG-911 platforms) were higher as compared to the net sales we achieved in the three months ended April 30, 2018. Sales in this period benefited from organic growth and contributions from Solacom Technologies Inc. ("Solacom"), which we acquired on February 28, 2019. Net sales for the three months ended April 30, 2019 included only two days of net sales contribution from the GD NG-911 business acquisition, which closed on April 29, 2019. To-date, customer reaction to both our Solacom and GD NG-911 acquisitions have been extremely positive. We believe that overall market conditions for these products remain favorable and, based on our year-to-date performance, we expect fiscal 2019 to be a year of net sales growth for our safety and security technology solutions as compared to fiscal 2018.

Net sales for the three months ended April 30, 2019 of enterprise technology solutions (such as our location and messaging platforms) were lower than the net sales we achieved in the three months ended April 30, 2018. During the third quarter of fiscal 2019, we continued our efforts to reposition this product line to focus on providing higher margin solution offerings to our customers. To-date, we have ceased offering certain solutions, have worked with customers to wind-down certain legacy contracts and have not renewed certain contracts. As a result of our decisions, net sales for our enterprise technology solutions are expected to be lower in fiscal 2019 than in fiscal 2018.

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

Index

Government Solutions
Net sales in our Government Solutions segment were $80.8 million for the three months ended April 30, 2019 as compared to $57.9 million for the three months ended April 30, 2018, a significant increase of $22.9 million, or 39.6%. Our Government Solutions segment represented 47.4% of consolidated net sales for the three months ended April 30, 2019, as compared to 39.2% for the three months ended April 30, 2018.

Bookings in our Government Solutions segment for the three months ended April 30, 2019 were strong and our book-to-bill ratio (a measure defined as bookings divided by net sales) for this segment was 1.24. Variations in quarterly bookings is normal for this segment and as further discussed below, business momentum is strong and we have a sold pipeline of opportunities.

Net sales of our command and control solutions (which include command and control applications, ongoing network operation and management support services) during the three months ended April 30, 2019 were significantly higher as compared to the three months ended April 30, 2018. During the third quarter, we received important orders including: (i) $42.6 million of orders to supply Manpack Satellite Terminals, networking equipment and other advanced VSAT products to the U.S. Army (which were booked pursuant to our $223.4 million Global Tactical Advanced Communication Systems ("GTACS") contract with the U.S. Army's PM Tactical Network, which has a remaining unfunded contract value of $47.3 million as of April 30, 2019); (ii) $19.8 million of orders to provide ongoing sustainment services to the U.S. Army for the AN/TSC-198A SNAP (Secret Internet Protocol Router ("SIPR") and Non-classified Internet Protocol Router ("NIPR") Access Point), Very Small Aperture Terminals ("VSATs"); and (iii) a $3.5 million follow-on satellite service order from a major national security solutions provider.

Net sales of Blue Force Tracking-1 ("BFT-1") sustainment services during the three months ended April 30, 2019 were slightly higher as compared to the three months ended April 30, 2018. We continued to work with the U.S. Army with respect to our MT-2025 satellite transceivers. These transceivers meet BFT-2 protocols, provide best-in-class reliability and are fully backward compatible with the BFT-1 system. Because the amount and timing of any future MT-2025 satellite transceiver orders are difficult to predict, we have not included any net sales contributions in our updated Business Outlook for Fiscal 2019.

Net sales of our over-the-horizon microwave systems products for the three months ended April 30, 2019 were higher than the three months ended April 30, 2018. During the third quarter of fiscal 2019, our teaming partner on a large proposal informed us that a contract award to provide troposcatter equipment to the U.S. Army was awarded to another large prime contractor and that our partner's protest was denied. Although we are disappointed in this decision, we continue to work with our partner and are now focusing our efforts on a separate procurement proposal for the U.S. Marine Corps. We have not included any net sales contributions in our updated Business Outlook for Fiscal 2019 related to this potential award.

A large portion of contract awards we booked during the third quarter of fiscal 2019 are not expected to ship or be performed until fiscal 2020. As such, based on our current assessment, we expect net sales in our Government Solutions segment in the fourth quarter of fiscal 2019 to be lower than the amount we achieved in the third quarter. However, based on fiscal 2019 performance to-date, the mix and anticipated timing of performance on orders in backlog and expected new orders, we anticipate that fiscal 2019 net sales for our Government Solutions segment will be significantly higher than fiscal 2018.

Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by our U.S. and international government customers. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Net sales by geography and customer type, as a percentage of segment and consolidated net sales, for the three months ended April 30, 2019 and 2018 are as follows:

	Three months ended April 30,
	2019	2018	2019	2018	2019	2018
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	19.2%	22.2%	60.8%	61.0%	38.9%	37.4%
Domestic	53.8%	53.3%	13.5%	14.4%	34.7%	38.0%
Total U.S.	73.0%	75.5%	74.3%	75.4%	73.6%	75.4%

International	27.0%	24.5%	25.7%	24.6%	26.4%	24.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Index

Net sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic net sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic net sales, are sales to Verizon Communications Inc. ("Verizon"). Sales to Verizon were 9.2% and 9.8%, respectively, of consolidated net sales for the three months ended April 30, 2019 and 2018.

International net sales for the three months ended April 30, 2019 and 2018 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $45.0 million and $36.3 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10.0% of consolidated net sales for the three months ended April 30, 2019 and 2018.

Gross Profit. Gross profit was $64.4 million and $62.4 million for the three months ended April 30, 2019 and 2018, respectively. The increase of $2.0 million reflects significantly higher net sales in our Government Solutions segment, as discussed above.

Gross profit, as a percentage of consolidated net sales, for the three months ended April 30, 2019 was 37.8% as compared to 42.2% for the three months ended April 30, 2018. The decrease in gross profit, as a percentage of consolidated net sales, was largely driven by the significant period-to-period increase in net sales in our Government Solutions segment, as discussed above. This segment historically achieves lower gross margins than our Commercial Solutions segment. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended April 30, 2019 was lower than the three months ended April 30, 2018 due to a more favorable product mix in the prior year comparable period (including deliveries of our satellite earth station equipment to the U.S. Navy, as discussed above). Our Business Outlook for Fiscal 2019 assumes we continue to seed and invest in the market for our HeightsTM solutions and that related sales will grow significantly from the level we achieved in fiscal 2018. Today, HeightsTM solutions have lower gross margins than our traditional Single Channel per Carrier ("SCPC") satellite earth station modems and, given expected sales growth, our gross profit, as a percentage of satellite earth station product sales in fiscal 2019, is expected to be lower as compared to fiscal 2018. Over time, we believe that margins will improve as HeightsTM volume increases. Overall, looking forward, based on the mix and anticipated timing of shipments and performance related to orders currently in our backlog and the mix and timing of expected new orders, gross profit for this segment, as a percentage of related segment net sales, for fiscal 2019 is expected to be lower than the level achieved in fiscal 2018.

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended April 30, 2019 was lower than the level we achieved in the three months ended April 30, 2018. This decrease was primarily due to product mix changes during the most recent fiscal quarter, particularly within our over-the-horizon microwave systems product line. Based on the mix and anticipated timing of shipments and performance related to orders currently in our backlog and the mix and timing of expected new orders, gross profit for this segment, as a percentage of related segment net sales, for fiscal 2019 is expected to be comparable to the level achieved in fiscal 2018.

Included in consolidated cost of sales for the three months ended April 30, 2019 and 2018 are provisions for excess and obsolete inventory of $0.7 million and $1.2 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $33.4 million and $30.4 million for the three months ended April 30, 2019 and 2018, respectively, representing an increase of $3.0 million, or 9.9%. As a percentage of consolidated net sales, selling, general and administrative expenses were 19.6% and 20.6% for the three months ended April 30, 2019 and 2018, respectively. The decrease, as a percentage of consolidated net sales, is primarily attributable to the increase in our consolidated net sales.

Index

Excluding a $2.5 million expense for estimated contract settlement costs related to an ongoing repositioning of our enterprise technology solutions offerings in our Commercial Solutions segment, our selling, general and administrative expenses for the three months ended April 30, 2019 would have been $30.9 million, or 18.1% of consolidated net sales.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $1.0 million in both the three months ended April 30, 2019 and 2018. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Based on our current spending plans, we expect fiscal 2019 selling, general and administrative expenses, in dollars, to be higher and, as a percentage of consolidated net sales, to be similar to the percentage achieved in fiscal 2018.

Research and Development Expenses. Research and development expenses were $13.5 million and $12.8 million for the three months ended April 30, 2019 and 2018, respectively, representing an increase of $0.7 million, or 5.5%. As a percentage of consolidated net sales, research and development expenses were 7.9% and 8.7% for the three months ended April 30, 2019 and 2018, respectively.

For the three months ended April 30, 2019 and 2018, research and development expenses of $11.6 million and $11.3 million, respectively, related to our Commercial Solutions segment, and $1.8 million and $1.4 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.1 million for both the three months ended April 30, 2019 and 2018, related to the amortization of stock-based compensation expense.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended April 30, 2019 and 2018, customers reimbursed us $3.3 million and $5.0 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales.

We continue to invest in enhancements to existing products as well as in new products across almost all of our product lines. Based on our current spending plans, we expect fiscal 2019 research and development expenses, in dollars, to be higher and, as a percentage of consolidated net sales, to be lower than fiscal 2018.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $4.5 million (of which $3.7 million was for the Commercial Solutions segment and $0.8 million was for the Government Solutions segment) for the three months ended April 30, 2019 and $5.3 million (of which $4.4 million was for the Commercial Solutions segment and $0.8 million was for the Government Solutions segment) for the three months ended April 30, 2018. The decrease from $5.3 million to $4.5 million was the result of certain intangible assets in our Commercial Solutions segment that became fully amortized in fiscal 2018, offset in part by an increase in amortization relating to our acquisition of Solacom in February 2019.

As a result of our acquisition of the GD NG-911 business in late April 2019, amortization of intangible assets during our fourth quarter of fiscal 2019 is estimated to increase to $5.2 million as compared to the $4.5 million recorded in our third quarter of fiscal 2019. Our Business Outlook for Fiscal 2019 now assumes total annual amortization of intangible assets of approximately $18.3 million.

Acquisition Plan Expenses. During the third quarter of fiscal 2019, we incurred $1.7 million of total acquisition plan expenses. These expenses are recorded in our Unallocated segment and primarily related to our acquisitions of Solacom and the GD NG-911 business, as discussed above. During the third quarter of fiscal 2019, we initiated efforts to acquire a small technology company whose solution offerings are complementary to our existing business. There is no certainty that our acquisition plan efforts will be successful.

Operating Income. Operating income for the three months ended April 30, 2019 was $11.3 million as compared to $14.0 million for the three months ended April 30, 2018. Operating income (loss) by reportable segment is shown in the table below:

	Three months ended April 30,
	2019	2018	2019	2018	2019	2018	2019	2018
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$8.1	13.3	10.1	6.0	(6.9)	(5.4)	$11.3	14.0
Percentage of related net sales	9.0%	14.8%	12.5%	10.4%	NA	NA	6.6%	9.5%

Index

The significant decrease in our Commercial Solutions segment’s operating income, both in dollars and as a percentage of related segment net sales, reflects $2.5 million of estimated contract settlement costs, as discussed above. Excluding such charge, operating income in our Commercial Solutions segment for the three months ended April 30, 2019 would have been $10.6 million, or 11.8% of related segment net sales. The decrease from the three months ended April 30, 2018, both in dollars and as a percentage of related segment net sales, is due primarily to a lower gross profit percentage and slightly higher research and development expenses, offset in part by lower amortization of intangibles, as discussed above. Looking forward, excluding total estimated contract settlement costs, we expect fiscal 2019 operating income, both in dollars and as a percentage of related segment net sales, to be similar to fiscal 2018.

The significant increase in our Government Solutions segment’s operating income, both in dollars and as a percentage of related segment net sales, was primarily due to significantly higher net sales, offset in part by higher research and development expenses, as discussed above. Looking forward, we expect fiscal 2019 operating income, in dollars and as a percentage of related segment net sales, to be significantly higher as compared to fiscal 2018.

The increase in unallocated expenses is primarily due to increased business and sales activity during the third quarter and the incurrence of acquisition plan expenses, as discussed above. Amortization of stock-based compensation was $1.1 million for both the three months ended April 30, 2019 and 2018. Amortization of stock-based compensation can fluctuate from period-to-period based on the type and timing of stock-based awards, estimated forfeitures and the achievement of applicable performance goals.

Total amortization of stock-based compensation expense in the fourth quarter is expected to approximate $8.6 million. On an annual basis, amortization of stock-based compensation expense in fiscal 2019 is expected to approximate $12.0 million as compared to the $8.6 million amortized in fiscal 2018. This increase is largely due to an increase in the number and value of annual non-equity incentive awards expected to be granted in fiscal 2019. Our Business Outlook for Fiscal 2019 assumes that we will continue to pay certain annual non-equity incentive awards in the form of fully vested share units, as we did in fiscal 2018 and 2017.

Looking forward, unallocated operating expenses are expected to be higher in fiscal 2019 as compared to fiscal 2018. This expected increase is primarily due to anticipated changes in compensation costs (including amortization of stock-based compensation expense), acquisition plan expenses and other increased spending, offset in part by the benefit from the favorable ruling related to a legacy TCS intellectual property matter during the second quarter.

Consolidated GAAP operating income was $11.3 million or 6.6% of consolidated net sales in our most recent quarter as compared to GAAP operating income of $14.0 million or 9.5% of consolidated net sales in the third quarter of fiscal 2018. Excluding the $1.7 million of acquisition plan expenses and $2.5 million expense for estimated contract settlement costs, as discussed above, consolidated operating income would have been $15.5 million, or 9.1% of consolidated net sales in the third quarter of fiscal 2019.

Looking forward, after considering the impact of all actual and expected GAAP operating expenses, consolidated GAAP operating income in fiscal 2019, in dollars, is expected to be similar to the $35.1 million and, as a percentage of consolidated net sales, to be lower than the 6.2% that we achieved in fiscal 2018. Such GAAP operating income target includes the additional acquisition plan expenses and estimated contract settlement costs of approximately $2.2 million expected during the fourth quarter of fiscal 2019.

Interest Expense. Interest expense was $2.2 million and $2.5 million for the three months ended April 30, 2019 and 2018, respectively. Our effective interest rate (including amortization of deferred financing costs) in the three months ended April 30, 2019 was approximately 5.0%. Our current cash borrowing rate (which excludes the amortization of deferred financing costs) approximates 4.2%.

Based on the type, terms, amount of outstanding debt (including capital leases and other obligations) and current interest rates, our effective interest rate (including amortization of deferred financing costs) in fiscal 2019 will approximate 5.2% in fiscal 2019. Overall, total interest expense in fiscal 2019 is expected to approximate $9.4 million.

Interest (Income) and Other. Interest (income) and other for both the three months ended April 30, 2019 and 2018 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Provision For Income Taxes. The provision for income taxes during the three months ended April 30, 2019 was $1.5 million as compared to $3.1 million for the three months ended April 30, 2018.

Index

During the third quarter of fiscal 2019, we recorded a net discrete tax benefit of $0.6 million primarily related to the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitation and the finalization of certain tax deductions in connection with the filing of our fiscal 2018 federal income tax return. Excluding discrete tax items, our effective tax rate was 23.0%. Our Business Outlook for Fiscal 2019 excludes the impact of any additional discrete tax items that could occur in the fourth quarter.

During the third quarter of fiscal 2018, we recorded a net discrete tax expense of less than $0.1 million. Excluding discrete tax items for the three months ended April 30, 2018, our effective tax rate was 27.0%.

The decrease from 27.0% to 23.0% is principally attributable to the passage of Tax Reform which reduced the statutory income tax rate from 35.0% to 21.0%. Such decrease was partially offset by non-deductible transaction costs related to the acquisition of Solacom and lower tax deductions for certain executive compensation expenses.

Our federal income tax returns for fiscal 2017 and 2018 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2014 are subject to audit. TCS's federal income tax returns for tax year 2015 and the tax period from January 1, 2016 to February 23, 2016, the date we acquired TCS, are subject to potential future IRS audit. None of TCS's state income tax returns prior to calendar year 2014 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Income. During the three months ended April 30, 2019 and 2018, consolidated net income was $7.6 million and $8.2 million, respectively.

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the three months ended April 30, 2019 and 2018 are shown in the table below (numbers in the table may not foot due to rounding):

	Three months ended April 30,
	2019	2018	2019	2018	2019	2018	2019	2018
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$8.1	12.9	10.1	6.0	(10.5)	(10.7)	$7.6	8.2
Provision for income taxes	—	0.2	—	—	1.5	2.9	1.5	3.1
Interest (income) and other	—	0.1	—	0.1	—	—	—	0.2
Interest expense	—	—	—	—	2.1	2.5	2.2	2.5
Amortization of stock-based compensation	—	—	—	—	1.1	1.1	1.1	1.1
Amortization of intangibles	3.7	4.4	0.8	0.8	—	—	4.5	5.3
Depreciation	2.4	2.3	0.4	0.6	0.2	0.3	2.9	3.2
Estimated contract settlement costs	2.5	—	—	—	—	—	2.5	—
Acquisition plan expenses	—	—	—	—	1.7	—	1.7	—
Adjusted EBITDA	$16.7	20.0	11.3	7.5	(3.9)	(4.0)	$24.0	23.5
Percentage of related net sales	18.6%	22.3%	13.9%	12.9%	NA	NA	14.1%	15.9%

The increase in consolidated Adjusted EBITDA, in dollars, during the three months ended April 30, 2019 as compared to the three months ended April 30, 2018 reflects significantly higher net sales in our Government Solutions segment, as discussed above. The decrease in consolidated Adjusted EBITDA, as a percentage of consolidated net sales, during the three months ended April 30, 2019 as compared to the three months ended April 30, 2018 reflects product mix changes in both of our segments, as discussed above.

The decrease in our Commercial Solutions segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, was primarily attributable to lower gross margins and higher research and development expenses, as discussed above.

The significant increase in our Government Solutions segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, was primarily driven by significantly higher net sales, offset in part by higher research and development expenses, as discussed above.

Index

Because our consolidated Adjusted EBITDA, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each individual segment as well as unallocated spending, it is inherently difficult to forecast. In addition, our Business Outlook for Fiscal 2019 includes a number of items, the timing of which can still shift and impact our expected quarterly financial performance. Nevertheless, based on expected bookings, expected timing of our performance on orders and the anticipated increase in our Government Solutions segment net sales as a percentage of consolidated net sales, we currently expect our consolidated Adjusted EBITDA, as a percentage of consolidated net sales, for fiscal 2019 to be similar to the percentage we achieved in fiscal 2018.

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

In addition, a reconciliation of our GAAP consolidated operating income, net income and net income per diluted share during the three months ended April 30, 2019 and 2018 to the corresponding Non-GAAP measures is shown in the tables below (numbers and per share amounts in the table may not foot due to rounding):

	Three months ended April 30, 2019
($ in millions, except for per share amount)	Operating Income	Net Income	Net Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$11.3	$7.6	$0.31
Estimated contract settlement costs	2.5	1.9	0.08
Acquisition plan expenses	1.7	1.3	0.05
Net discrete tax benefit	—	(0.6)	(0.02)
Non-GAAP measures	$15.5	$10.2	$0.42

	Three months ended April 30, 2018
($ in millions, except for per share amount)	Operating Income	Net Income	Net Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$14.0	$8.2	$0.34
Non-GAAP measures	$14.0	$8.2	$0.34

Index

Our Adjusted EBITDA is a Non-GAAP measure that represents earnings (loss) before income taxes, interest (income) and other, write-off of deferred financing costs, interest expense, amortization of stock-based compensation, amortization of intangible assets, depreciation expense, estimated contract settlement costs, settlement of intellectual property litigation, acquisition plan expenses or strategic alternatives analysis expenses, facility exit costs and other. Our definition of Adjusted EBITDA may differ from the definition of EBITDA used by other companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is also a measure frequently requested by our investors and analysts. We believe that investors and analysts may use Adjusted EBITDA, along with other information contained in our SEC filings, in assessing our performance and comparability of our results with other companies. Our Non-GAAP measures for consolidated operating income, net income and net income per diluted share reflect the GAAP measures as reported, adjusted for certain items as described. These Non-GAAP financial measures have limitations as an analytical tool as they exclude the financial impact of transactions necessary to conduct our business, such as the granting of equity compensation awards, and are not intended to be an alternative to financial measures prepared in accordance with GAAP. These measures are adjusted as described in the reconciliation of GAAP to Non-GAAP in the above tables, but these adjustments should not be construed as an inference that all of these adjustments or costs are unusual, infrequent or non-recurring. Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures determined in accordance with GAAP. Investors are advised to carefully review the GAAP financial results that are disclosed in our SEC filings. We have not quantitatively reconciled our fiscal 2019 Adjusted EBITDA target to the most directly comparable GAAP measure because items such as stock-based compensation, adjustments to the provision for income taxes, amortization of intangible assets and interest expense, which are specific items that impact these measures, have not yet occurred, are out of our control, or cannot be predicted. For example, quantification of stock-based compensation expense requires inputs such as the number of shares granted and market price that are not currently ascertainable. Accordingly, reconciliations to the Non-GAAP forward looking metrics are not available without unreasonable effort and such unavailable reconciling items could significantly impact our financial results.

Index

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2019 AND 2018

Net Sales. Consolidated net sales were $495.4 million and $403.2 million for the nine months ended April 30, 2019 and 2018, respectively, representing a significant increase of $92.2 million, or 22.9%. The significant period-over-period increase in net sales reflects significantly higher net sales in our Government Solutions segment and to a lesser extent, our Commercial Solutions segment. Net sales by operating segment are discussed below.

Commercial Solutions
Net sales in our Commercial Solutions segment were $254.3 million for the nine months ended April 30, 2019, as compared to $251.9 million for the nine months ended April 30, 2018, an increase of $2.4 million, or 1.0%. Our Commercial Solutions segment represented 51.3% of consolidated net sales for the nine months ended April 30, 2019 as compared to 62.5% for the nine months ended April 30, 2018.

Bookings in our Commercial Solutions segment for the nine months ended April 30, 2019 were strong and our book-to-bill ratio (a measure defined as bookings divided by net sales) for this segment was 1.50. In connection with our GD NG-911 acquisition, we received a five-year contract valued in excess of $100.0 million to develop, implement and operate a Comtech Next Generation 911 (“NG-911”) emergency communications system for a Northeastern State.

As further discussed below, business momentum is strong and we have a solid pipeline of opportunities in this segment.

Net sales of our satellite earth station products (which include satellite modems, traveling wave tube amplifiers ("TWTAs") and solid-state power amplifiers ("SSPAs")) during the nine months ended April 30, 2019 were slightly lower than the nine months ended April 30, 2018. Net sales during the most recent year-to-date period include sales of our SLM-5650B satellite modems, upgrade kits and related services pursuant to a previously awarded $59.0 million contract from the U.S. Navy's Space and Naval Warfare Systems Command.

Our HeightsTM solutions continued to gain traction in our third fiscal quarter. We continue to seed and invest in the market and have received significant orders, including orders from SES Networks to support its global mobility services and from Claro Argentina to connect rural communities throughout Argentina with high-speed 2G/3G and LTE mobile backhaul. We also announced our expansion of the HeightsTM product line with a new low-cost, high-performance “H-Pico” remote gateway. Year-to-date bookings for this product line have now exceeded the amount we achieved in fiscal 2018 and we believe we will receive additional HeightsTM bookings during our fourth quarter of fiscal 2019. In view of these developments, we believe that fiscal 2019 will be our second consecutive year of net sales growth for our satellite earth station product line.

Net sales for the nine months ended April 30, 2019 of our safety and security technology solutions (such as our wireless and NG-911 platforms) were higher as compared to the net sales we achieved in the nine months ended April 30, 2018. Sales in the most recent year-to-date period benefited from organic growth and contributions from Solacom Technologies Inc. ("Solacom"), which we acquired on February 28, 2019. Net sales for the most recent year-to-date period included only two days of net sales contribution from the GD NG-911 acquisition, which closed on April 29, 2019. To-date, customer reaction to both our Solacom and GD NG-911 acquisitions have been extremely positive. We believe that overall market conditions for these products remain favorable and, based on our year-to-date performance, we expect fiscal 2019 to be a year of net sales growth for our safety and security technology solutions as compared to fiscal 2018.

Net sales for the nine months ended April 30, 2019 of enterprise technology solutions (such as our location and messaging platforms) were lower than the net sales we achieved in the nine months ended April 30, 2018. During the third quarter, we continued our efforts to reposition this product line to focus on providing higher margin solution offerings to our customers. To-date, we have ceased offering certain solutions, have worked with customers to wind-down certain legacy contracts and have not renewed certain contracts. As a result of our decisions, net sales for our enterprise technology solutions are expected to be lower in fiscal 2019 than in fiscal 2018.

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

Index

Government Solutions
Net sales in our Government Solutions segment were $241.1 million for the nine months ended April 30, 2019 as compared to $151.3 million for the nine months ended April 30, 2018, a significant increase of $89.8 million, or 59.4%. Our Government Solutions segment represented 48.7% of consolidated net sales for the nine months ended April 30, 2019, as compared to 37.5% for the nine months ended April 30, 2018.

Bookings in our Government Solutions segment for the nine months ended April 30, 2019 were strong and our book-to-bill ratio (a measure defined as bookings divided by net sales) for this segment was 0.95. Variations in quarterly bookings is normal for this segment and as further discussed below, business momentum is strong and we have a solid pipeline of opportunities.

Net sales of our command and control solutions (which include command and control applications, ongoing network operation and management support services) during the nine months ended April 30, 2019 were significantly higher as compared to the nine months ended April 30, 2018. During the most recent year-to-date period, we received important orders including: (i) over $76.2 million of orders to supply Manpack Satellite Terminals, networking equipment and other advanced VSAT products to the U.S. Army (which were booked pursuant to our $223.4 million Global Tactical Advanced Communication Systems ("GTACS") contract with the U.S. Army's PM Tactical Network, which has a remaining unfunded contract value of $47.3 million as of April 30, 2019); (ii) $32.1 million of orders to provide ongoing sustainment services to the U.S. Army for the AN/TSC-198A SNAP (Secret Internet Protocol Router ("SIPR") and Non-classified Internet Protocol Router ("NIPR") Access Point), Very Small Aperture Terminals ("VSATs"); (iii) $11.9 million of orders for cyber security training solutions; (iv) a $3.5 million follow-on satellite service order from a major national security solutions provider; and (v) $3.0 million of orders for antenna feeds to be incorporated into portable and inflatable 1.2-meter and 2.4-meter SATCOM terminals.

Net sales of Blue Force Tracking-1 ("BFT-1") sustainment services during the nine months ended April 30, 2019 were significantly higher as compared to the nine months ended April 30, 2018, primarily driven by deliveries of our next generation MT-2025 satellite transceivers, which are also known as the Blue Force Tracker-2 High Capacity ("BFT-2-HC") satellite transceivers. We continued to work with the U.S. Army with respect to our MT-2025 satellite transceivers. These transceivers meet BFT-2 protocols, provide best-in-class reliability and are fully backward compatible with the BFT-1 system. Because the amount and timing of any future MT-2025 satellite transceiver orders are difficult to predict, we have not included any net sales contributions in our updated Business Outlook for Fiscal 2019.

Net sales of our over-the-horizon microwave systems products for the nine months ended April 30, 2019 were significantly higher than the nine months ended April 30, 2018. During the third quarter of fiscal 2019, our teaming partner on a large proposal informed us that a contract award to provide troposcatter equipment to the U.S. Army was awarded to another large prime contractor and that our partner's protest was denied. Although we are disappointed in this decision, we continue to work with our partner and are now focusing our efforts on a separate procurement proposal for the U.S. Marine Corps. We have not included any net sales contributions in our updated Business Outlook for Fiscal 2019 related to this potential award.

A large portion of contract awards we booked during the third quarter of fiscal 2019 are not expected to ship or be performed until fiscal 2020. As such, based on our current assessment, we expect net sales in our Government Solutions segment in the fourth quarter of fiscal 2019 to be lower than the amount we achieved in the third quarter. However, based on fiscal 2019 performance to-date, the mix and anticipated timing of performance on orders in backlog and expected new orders, we anticipate that fiscal 2019 net sales for our Government Solutions segment will be significantly higher than fiscal 2018.

Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by our U.S. and international government customers. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Index

Geography and Customer Type
Net sales by geography and customer type, as a percentage of segment and consolidated net sales, for the nine months ended April 30, 2019 and 2018 are as follows:

	Nine months ended April 30,
	2019	2018	2019	2018	2019	2018
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	20.6%	17.7%	66.1%	61.0%	42.7%	34.0%
Domestic	52.8%	55.5%	11.6%	17.5%	32.7%	41.2%
Total U.S.	73.4%	73.2%	77.7%	78.5%	75.4%	75.2%

International	26.6%	26.8%	22.3%	21.5%	24.6%	24.8%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Net sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic net sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic net sales, are sales to Verizon Communications Inc. ("Verizon"). Sales to Verizon were 9.5% and 10.6%, respectively, of consolidated net sales for the nine months ended April 30, 2019 and 2018.

International net sales for the nine months ended April 30, 2019 and 2018 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $121.6 million and $100.0 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10.0% of consolidated net sales for the nine months ended April 30, 2019 and 2018.

Gross Profit. Gross profit was $183.4 million and $161.0 million for the nine months ended April 30, 2019 and 2018, respectively. The significant increase of $22.4 million reflects significantly higher net sales in our Government Solutions segment and, to a lesser extent, higher net sales in our Commercial Solutions segment, as discussed above.

Gross profit, as a percentage of consolidated net sales, for the nine months ended April 30, 2019 was 37.0% as compared to 39.9% for the nine months ended April 30, 2018. The decrease in gross profit, as a percentage of consolidated net sales, was almost entirely driven by the significant period-to-period increase in net sales in our Government Solutions segment, as discussed above. This segment historically achieves lower gross margins than our Commercial Solutions segment. The nine months ended April 30, 2018 also included a favorable warranty settlement which resulted in a reduction of $0.7 million to cost of sales in our Unallocated segment during such period. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for the nine months ended April 30, 2019 was slightly higher than the nine months ended April 30, 2018 due to a more favorable product mix (including deliveries of our satellite earth station equipment to the U.S. Navy). Our Business Outlook for Fiscal 2019 assumes we continue to seed and invest in the market for our HeightsTM solutions and that related sales will grow significantly from the level we achieved in fiscal 2018. Today, HeightsTM solutions have lower gross margins than our traditional Single Channel per Carrier ("SCPC") satellite earth station modems and, given expected sales growth, our gross profit, as a percentage of satellite earth station product sales in fiscal 2019, is expected to be lower as compared to fiscal 2018. Over time, we believe that margins will improve as HeightsTM volume increases. Overall, looking forward, based on the mix and anticipated timing of shipments and performance related to orders currently in our backlog and the mix and timing of expected new orders, gross profit for this segment, as a percentage of related segment net sales, for fiscal 2019 is expected to be lower than the level achieved in fiscal 2018.

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for the nine months ended April 30, 2019 was slightly lower than the level we achieved in the nine months ended April 30, 2018. This decrease was primarily due to changes in overall product mix within this segment (including deliveries of our MT-2025 satellite transceivers to the U.S. Army during the more recent period). Based on the mix and anticipated timing of shipments and performance related to orders currently in our backlog and the mix and timing of expected new orders, gross profit for this segment, as a percentage of related segment net sales, for fiscal 2019 is expected to be comparable to the level achieved in fiscal 2018.

Index

Included in consolidated cost of sales for the nine months ended April 30, 2019 and 2018 are provisions for excess and obsolete inventory of $2.5 million and $3.7 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage assumptions.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $97.2 million and $86.1 million for the nine months ended April 30, 2019 and 2018, respectively, representing an increase of $11.1 million, or 12.9%. As a percentage of consolidated net sales, selling, general and administrative expenses were 19.6% and 21.4% for the nine months ended April 30, 2019 and 2018, respectively. The decrease, as a percentage of consolidated net sales, is primarily attributable to the significant increase in our consolidated net sales.

Selling, general and administrative expenses for the nine months ended April 30, 2019 include $1.4 million of facility exit costs as a result of our successful consolidation of our Government Solutions segment’s manufacturing facility located in Tampa, Florida with our facility in Orlando, Florida. During the nine months ended April 30, 2019, we also incurred $6.4 million of estimated contract settlement costs related to an ongoing repositioning of our enterprise technology solutions offerings in our Commercial Solutions segment that we initiated during the second quarter. Excluding such costs, our selling, general and administrative expenses for the nine months ended April 30, 2019 would have been $89.5 million, or 18.1% of consolidated net sales.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $3.0 million in the nine months ended April 30, 2019 as compared to $2.6 million in the nine months ended April 30, 2018. Amortization in the nine months ended April 30, 2018 includes the benefit of a $0.4 million reversal of stock-based compensation expense related to certain performance shares previously expected to be earned. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Based on our current spending plans, we expect fiscal 2019 selling, general and administrative expenses, in dollars, to be higher and, as a percentage of consolidated net sales, to be similar to the percentage achieved in fiscal 2018.

Research and Development Expenses. Research and development expenses were $40.7 million and $40.0 million for the nine months ended April 30, 2019 and 2018, respectively. As a percentage of consolidated net sales, research and development expenses were 8.2% and 9.9% for the nine months ended April 30, 2019 and 2018, respectively.

For the nine months ended April 30, 2019 and 2018, research and development expenses of $35.0 million and $34.5 million, respectively, related to our Commercial Solutions segment, and $5.5 million and $5.3 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.2 million for both the nine months ended April 30, 2019 and 2018, respectively, related to the amortization of stock-based compensation expense.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the nine months ended April 30, 2019 and 2018, customers reimbursed us $10.6 million and $13.2 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

We continue to invest in enhancements to existing products as well as in new products across almost all of our product lines. Based on our current spending plans, we expect fiscal 2019 research and development expenses, in dollars, to be higher and, as a percentage of consolidated net sales, to be lower than fiscal 2018.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $13.1 million (of which $10.6 million was for the Commercial Solutions segment and $2.5 million was for the Government Solutions segment) for the nine months ended April 30, 2019 and $15.8 million (of which $13.3 million was for the Commercial Solutions segment and $2.5 million was for the Government Solutions segment) for the nine months ended April 30, 2018. The decrease from $15.8 million to $13.1 million was the result of certain intangible assets in our Commercial Solutions segment that became fully amortized in fiscal 2018, offset in part by an increase in amortization relating to our acquisition of Solacom in February 2019.

Index

As a result of our acquisition of the GD NG-911 business in late April 2019, amortization of intangible assets during our fourth quarter of fiscal 2019 is estimated to increase to $5.2 million as compared to the $4.5 million recorded in our third quarter of fiscal 2019. Our Business Outlook for Fiscal 2019 now assumes total annual amortization of intangible assets of approximately $18.3 million.

Settlement of Intellectual Property Litigation. During the nine months ended April 30, 2019, we recorded a $3.2 million benefit in our Unallocated segment as a result of a favorable ruling issued by the U.S. Court of Appeals for the Federal Circuit related to a legacy TCS intellectual property matter. There was no comparable adjustment in the nine months ended April 30, 2018.

Acquisition Plan Expenses. During the nine months ended April 30, 2019, we incurred $4.6 million of total acquisition plan expenses. These expenses are recorded in our Unallocated segment and primarily related to our acquisitions of Solacom and the GD NG-911 business, as discussed above. During the third quarter of fiscal 2019, we initiated efforts to acquire a small technology company whose solution offerings are complementary to our existing business and we expect to incur approximately $1.1 million of acquisition plan expenses during the fourth quarter of fiscal 2019. There is no certainty that our acquisition plan efforts will be successful.

Operating Income. Operating income for the nine months ended April 30, 2019 was $31.0 million as compared to $19.1 million for the nine months ended April 30, 2018. Operating income (loss) by reportable segment is shown in the table below:

	Nine months ended April 30,
	2019	2018	2019	2018	2019	2018	2019	2018
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$23.9	27.0	24.5	5.1	(17.4)	(13.0)	$31.0	19.1
Percentage of related net sales	9.4%	10.7%	10.2%	3.4%	NA	NA	6.3%	4.7%

The decrease in our Commercial Solutions segment’s operating income, both in dollars and as a percentage of related segment net sales, reflects $6.4 million of estimated contract settlement costs, as discussed above. Excluding such charge, operating income in our Commercial Solutions segment for the nine months ended April 30, 2019 would have been $30.3 million, or 11.9% of related segment net sales. The increase from the nine months ended April 30, 2018, both in dollars and as a percentage of related segment net sales, was primarily due to higher net sales at higher gross margins, lower amortization of intangibles and the benefit of cost reduction actions previously initiated, offset in part by higher research and development expenses, as discussed above. Looking forward, excluding total estimated contract settlement costs, we expect fiscal 2019 operating income, both in dollars and as a percentage of related segment net sales, to be similar to fiscal 2018.

The significant increase in our Government Solutions segment’s operating income, both in dollars and as a percentage of related segment net sales, was primarily due to significantly higher net sales, offset in part by $1.4 million of facility exit costs, as discussed above. Looking forward, we expect fiscal 2019 operating income, in dollars and as a percentage of related segment net sales, to be significantly higher as compared to fiscal 2018.

The increase in unallocated expenses is primarily due to increased business and sales activity during the more recent period, incurrence of acquisition plan expenses and an increase in amortization of stock-based compensation offset in part by the benefit related to a legacy TCS intellectual property matter, as discussed above. In addition, unallocated operating expenses for the nine months ended April 30, 2018 includes the benefit of a warranty settlement, as discussed above. Amortization of stock-based compensation was $3.4 million and $2.9 million, respectively, for the nine months ended April 30, 2019 and 2018. Amortization of stock-based compensation for the nine months ended April 30, 2018 reflects a reversal of $0.4 million of stock-based compensation expense related to certain performance shares that were previously expected to be earned. Amortization of stock-based compensation can fluctuate from period-to-period based on the type and timing of stock-based awards, estimated forfeitures and the achievement of applicable performance goals.

Total amortization of stock-based compensation expense in the fourth quarter is expected to approximate $8.6 million. On an annual basis, amortization of stock-based compensation expense in fiscal 2019 is expected to approximate $12.0 million as compared to the $8.6 million amortized in fiscal 2018. This increase is largely due to an increase in the number and value of annual non-equity incentive awards expected to be granted in fiscal 2019. Our Business Outlook for Fiscal 2019 assumes that we will continue to pay certain annual non-equity incentive awards in the form of fully-vested share units, as we did in fiscal 2018 and 2017.

Index

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

Consolidated GAAP operating income was $31.0 million or 6.3% of consolidated net sales for the nine months ended April 30, 2019 as compared to GAAP operating income of $19.1 million or 4.7% of consolidated net sales for the nine months ended April 30, 2018.

Excluding the $6.4 million of estimated contract settlement costs, $1.4 million of facility exit costs, $4.6 million of acquisition plan expenses and $3.2 million benefit related to a legacy TCS intellectual property matter, as discussed above, consolidated operating income would have been $40.2 million, or 8.1% of consolidated net sales for the nine months ended April 30, 2019.

Looking forward, after considering the impact of all actual and expected GAAP operating expenses, consolidated GAAP operating income in fiscal 2019, in dollars, is expected to be similar to the $35.1 million and, and as a percentage of consolidated net sales is expected to be lower than the 6.2% that we achieved in fiscal 2018. Such GAAP operating income target includes the additional acquisition plan expenses and estimated contract settlement costs of approximately $2.2 million expected during the fourth quarter of fiscal 2019.

Interest Expense. Interest expense was $7.1 million and $7.6 million for the nine months ended April 30, 2019 and 2018, respectively. Our effective interest rate (including amortization of deferred financing costs) in the nine months ended April 30, 2019 was approximately 5.4%. Our current cash borrowing rate (which excludes the amortization of deferred financing costs) approximates 4.2%.

Based on the type, terms, amount of outstanding debt (including capital leases and other obligations) and current interest rates, our effective interest rate (including amortization of deferred financing costs) in fiscal 2019 will approximate 5.2% in fiscal 2019. Overall, total interest expense in fiscal 2019 is expected to approximate $9.4 million.

Write-off of Deferred Financing Costs. In connection with the establishment of our new Credit Facility, we wrote-off $3.2 million of deferred financing costs which primarily related to the term loan portion of our prior credit facility. See "Notes to Condensed Consolidated Financial Statements - Note (11) - Credit Facility" for further information.

Interest (Income) and Other. Interest (income) and other for both the nine months ended April 30, 2019 and 2018 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Provision For (Benefit From) Income Taxes. The provision for income taxes during the nine months ended April 30, 2019 was $1.8 million as compared to a benefit of $11.0 million for the nine months ended April 30, 2018.

During the nine months ended April 30, 2019, we recorded a net discrete tax benefit of $3.0 million, primarily related to: (i) the favorable resolution of the IRS' audit of our fiscal 2016 federal income tax return, (ii) discrete tax benefits for stock-based awards that were settled during fiscal 2019, (iii) the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitation and, (iv) the finalization of certain tax deductions in connection with the filing of our fiscal 2018 federal income tax return. Excluding discrete tax items for the nine months ended April 30, 2019, our effective tax rate was 23.0%. Our Business Outlook for Fiscal 2019 excludes the impact of any additional discrete tax items that could occur in the fourth quarter.

During the nine months ended April 30, 2018, we recorded a net discrete tax benefit of $14.1 million, resulting from the passage of Tax Reform which required us to remeasure our deferred tax assets and liabilities (including liabilities associated with the non-deductible amortization related to our intangible assets). Our effective tax rate, excluding discrete tax items, for the nine months ended April 30, 2018 was 27.0%.

The decrease from 27.0% to 23.0% is principally attributable to the passage of Tax Reform which reduced the statutory income tax rate from 35.0% to 21.0%. Such decrease was partially offset by non-deductible transaction costs related to the acquisition of Solacom and lower tax deductions for certain executive compensation expenses.

Index

Our federal income tax returns for 2017 and 2018 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2014 are subject to audit. TCS's federal income tax returns for tax year 2015 and the tax period from January 1, 2016 to February 23, 2016, the date we acquired TCS, are subject to potential future IRS audit. None of TCS's state income tax returns prior to calendar year 2014 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Income. During the nine months ended April 30, 2019 and 2018, consolidated net income was $18.9 million and $22.3 million, respectively.

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the nine months ended April 30, 2019 and 2018 are shown in the table below (numbers in the table may not foot due to rounding):

	Nine months ended April 30,
	2019	2018	2019	2018	2019	2018	2019	2018
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$23.8	26.6	24.5	5.0	(29.4)	(9.3)	$18.9	22.3
Provision for (benefit from) income taxes	0.1	0.2	—	—	1.7	(11.2)	1.8	(11.0)
Interest (income) and other	—	0.1	—	0.1	—	—	—	0.2
Write-off of deferred financing costs	—	—	—	—	3.2	—	3.2	—
Interest expense	0.1	0.1	—	—	7.0	7.5	7.1	7.6
Amortization of stock-based compensation	—	—	—	—	3.4	2.9	3.4	2.9
Amortization of intangibles	10.6	13.3	2.5	2.5	—	—	13.1	15.8
Depreciation	6.9	7.2	1.1	1.8	0.6	0.8	8.6	9.8
Estimated contract settlement costs	6.4	—	—	—	—	—	6.4	—
Settlement of intellectual property litigation	—	—	—	—	(3.2)	—	(3.2)	—
Acquisition plan expenses	—	—	—	—	4.6	—	4.6	—
Facility exit costs	—	—	1.4	—	—	—	1.4	—
Adjusted EBITDA	$47.8	47.5	29.5	9.4	(12.0)	(9.3)	$65.2	47.7
Percentage of related net sales	18.8%	18.9%	12.2%	6.2%	NA	NA	13.2%	11.8%

The significant increase in consolidated Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, during the nine months ended April 30, 2019 as compared to the nine months ended April 30, 2018 is primarily attributable to significantly higher net sales and the benefit of cost reduction actions previously initiated, as discussed above.

The slight change in our Commercial Solutions segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, was primarily attributable to slightly higher net sales at higher gross margins and the benefit of cost reduction actions previously initiated, offset in part by slightly higher research and development expenses, as discussed above.

The significant increase in our Government Solutions segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, was primarily driven by significantly higher net sales, as discussed above.

Index

Because our consolidated Adjusted EBITDA, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each individual segment as well as unallocated spending, it is inherently difficult to forecast. In addition, our Business Outlook for Fiscal 2019 includes a number of items, the timing of which can still shift and impact our expected quarterly financial performance. Nevertheless, based on expected bookings, expected timing of our performance on orders and the anticipated increase in our Government Solutions segment net sales as a percentage of consolidated net sales, we currently expect our consolidated Adjusted EBITDA, as a percentage of consolidated net sales, for fiscal 2019 to be similar to the percentage we achieved in fiscal 2018.

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

In addition, a reconciliation of our GAAP consolidated operating income, net income and net income per diluted share during the nine months ended April 30, 2019 and 2018 to the corresponding non-GAAP measures is shown in the tables below (numbers and per share amounts in the table may not foot due to rounding):

	Nine months ended April 30, 2019
($ in millions, except for per share amount)	Operating Income (Loss)	Net Income (Loss)	Net Income (Loss) per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$31.0	$18.9	$0.78
Estimated contract settlement costs	6.4	4.9	0.20
Settlement of intellectual property litigation	(3.2)	(2.5)	(0.10)
Facility exit costs	1.4	1.1	0.04
Acquisition plan expenses	4.6	3.6	0.15
Write-off of deferred financing costs	—	2.5	0.10
Net discrete tax benefit	—	(3.0)	(0.12)
Non-GAAP measures	$40.2	$25.5	$1.05

	Nine months ended April 30, 2018
($ in millions, except for per share amount)	Operating Income (Loss)	Net Income (Loss)	Net Income (Loss) per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$19.1	$22.3	$0.93
Net discrete tax benefit	—	(14.1)	(0.59)
Non-GAAP measures	$19.1	$8.2	$0.34

Index

Our Adjusted EBITDA is a Non-GAAP measure that represents earnings (loss) before income taxes, interest (income) and other, write-off of deferred financing costs, interest expense, amortization of stock-based compensation, amortization of intangible assets, depreciation expense, estimated contract settlement costs, settlement of intellectual property litigation, acquisition plan expenses or strategic alternatives analysis expenses, facility exit costs and other. Our definition of Adjusted EBITDA may differ from the definition of EBITDA used by other companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is also a measure frequently requested by our investors and analysts. We believe that investors and analysts may use Adjusted EBITDA, along with other information contained in our SEC filings, in assessing our performance and comparability of our results with other companies. Our Non-GAAP measures for consolidated operating income, net income and net income per diluted share reflect the GAAP measures as reported, adjusted for certain items as described. These Non-GAAP financial measures have limitations as an analytical tool as they exclude the financial impact of transactions necessary to conduct our business, such as the granting of equity compensation awards, and are not intended to be an alternative to financial measures prepared in accordance with GAAP. These measures are adjusted as described in the reconciliation of GAAP to Non-GAAP in the above tables, but these adjustments should not be construed as an inference that all of these adjustments or costs are unusual, infrequent or non-recurring. Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures determined in accordance with GAAP. Investors are advised to carefully review the GAAP financial results that are disclosed in our SEC filings. We have not quantitatively reconciled our fiscal 2019 Adjusted EBITDA target to the most directly comparable GAAP measure because items such as stock-based compensation, adjustments to the provision for income taxes, amortization of intangible assets and interest expense, which are specific items that impact these measures, have not yet occurred, are out of our control, or cannot be predicted. For example, quantification of stock-based compensation expense requires inputs such as the number of shares granted and market price that are not currently ascertainable. Accordingly, reconciliations to the Non-GAAP forward looking metrics are not available without unreasonable effort and such unavailable reconciling items could significantly impact our financial results.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased to $45.2 million at April 30, 2019 from $43.5 million at July 31, 2018, an increase of $1.7 million. The increase in cash and cash equivalents during the nine months ended April 30, 2019 was driven by the following:

•
Net cash provided by operating activities was $53.8 million and $30.6 million, respectively, for the nine months ended April 30, 2019 and 2018. The period-over-period increase in cash provided by operating activities reflects overall changes in net working capital requirements, principally the timing of shipments, billings and payments.

•
Net cash used in investing activities was $42.3 million and $5.3 million, respectively, for the nine months ended April 30, 2019 and 2018. During the nine months ended April 30, 2019, we paid $25.9 million and $10.0 million of cash in connection with the acquisitions of Solacom and the GD NG-911 business, respectively, net of cash acquired. The remaining portion of net cash used in both periods primarily represented expenditures relating to ongoing equipment upgrades and enhancements.

•
Net cash used in financing activities was $9.9 million and $23.0 million, respectively, for the nine months ended April 30, 2019 and 2018. During the nine months ended April 30, 2019, we entered into a new Credit Facility and repaid in full the outstanding borrowings under our Prior Credit Facility. During the nine months ended April 30, 2019 and 2018, we paid $7.4 million and $7.2 million, respectively, in cash dividends to our stockholders. We also made $5.0 million and $1.1 million, respectively, of payments to remit employees' statutory tax withholding requirements related to the net settlement of stock-based awards during the nine months ended April 30, 2019 and 2018.

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

Index

As of April 30, 2019, our material short-term cash requirements primarily consist of: (i) estimated interest payments under our Credit Facility; (ii) payments related to our capital lease and other obligations; (iii) operating lease commitments; (iv) our ongoing working capital needs, including income tax payments; and (v) payment of accrued quarterly dividends. During our third quarter of fiscal 2019, we initiated an acquisition plan for another small but growing technology solutions company. If our acquisition plan is successful, we may be required to pay for such acquisition primarily with existing cash and cash equivalents and increased borrowings under our Credit Facility.

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

As of April 30, 2019 and June 5, 2019, we were authorized to repurchase up to an additional $8.7 million of our common stock, pursuant to our current $100.0 million stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. There were no repurchases of our common stock during the three or nine months ended April 30, 2019 or 2018.

On September 26, 2018, December 6, 2018 and March 6, 2019 our Board of Directors declared a dividend of $0.10 per common share, which was paid on November 16, 2018, February 15, 2019 and May 17, 2019, respectively. On June 5, 2019, our Board of Directors declared a dividend of $0.10 per common share, payable on August 16, 2019 to stockholders of record at the close of business on July 17, 2019. Future dividends remain subject to compliance with financial covenants under our Credit Facility as well as Board approval.

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

The proceeds of the new Credit Facility were used, in part, to repay in full the outstanding borrowings under the Prior Credit Facility, and additional proceeds of the Credit Facility are expected to be used by us for working capital and other general corporate purposes. As of April 30, 2019, the amount outstanding under our Credit Facility was $173.5 million, which is reflected in the non-current portion of long-term debt on our Condensed Consolidated Balance Sheet. As of April 30, 2019, we had $1.8 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. Since October 31, 2018, we had outstanding balances under the new Credit Facility, ranging from $150.0 million to $184.0 million. In addition, we had outstanding balances under the Revolving Loan Facility of the Prior Credit Facility, ranging from $34.9 million to $63.8 million during the three months ended October 31, 2018.

Index

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

As of April 30, 2019, our Secured Leverage Ratio was 1.77x TTM Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of April 30, 2019 was 12.46x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA. Given our expected future business performance, we anticipate maintaining compliance with the terms and financial covenants in our Credit Facility for the foreseeable future.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of April 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

COMMITMENTS

In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of April 30, 2019, will materially adversely affect our liquidity.

Index

At April 30, 2019, cash payments due under long-term obligations (including estimated interest expense on our Credit Facility and capital lease and other obligations), excluding purchase orders that we entered into in our normal course of business, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	Remainder of 2019	2020 and 2021	2022 and 2023	After 2023
Credit Facility - principal payments	$173,500	—	—	—	173,500
Credit Facility - interest payments	34,264	1,892	15,240	15,240	1,892
Operating lease commitments	43,670	2,751	18,313	11,630	10,976
Capital lease and other obligations	1,513	733	780	—	—
Net contractual cash obligations	$252,947	5,376	34,333	26,870	186,368

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

As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (18) - Stockholders’ Equity," on June 5, 2019, our Board of Directors declared a dividend of $0.10 per common share, payable on August 16, 2019 to stockholders of record at the close of business on July 17, 2019. Future dividends remain subject to compliance with financial covenants under our Credit Facility as well as Board approval.

At April 30, 2019, we have approximately $1.8 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts. Such amounts are not included in the above table.

In fiscal 2018, we entered into a full and final warranty settlement with AT&T, the largest customer/distributor of a small product line that we refer to as the TCS 911 call handling software solution. As discussed in "Notes to Condensed Consolidated Financial Statements - Note (9) - Accrued Expenses and Other Current Liabilities," pursuant to the settlement agreement, we issued thirty-six credits to AT&T of $0.2 million which AT&T can apply on a monthly basis to purchases of solutions from us, beginning October 2017 through September 2020. As of April 30, 2019, the total present value of these monthly credits is $2.4 million, of which $1.7 million is included in accrued expenses and other current liabilities and $0.7 million is reflected in other liabilities (non-current) on our Condensed Consolidated Balance Sheet. These amounts are not shown in the above commitment table.

As discussed in "Notes to Condensed Consolidated Financial Statements - Note (10) - Cost Reduction Actions," during the three months ended October 31, 2018, we exited our Government Solutions segment's manufacturing facility located in Tampa, Florida and recorded a related charge of $1.4 million in selling, general and administrative expenses on our Condensed Consolidated Statement of Operations. As of April 30, 2019, the remaining estimated facility exit costs amounted to $1.0 million, of which $0.6 million and $0.4 million, respectively, was included in "accrued expenses and other current liabilities" and "other liabilities (non-current)" on our Condensed Consolidated Balance Sheet. Such amounts are not shown in the above commitment table.

In the ordinary course of business, we include indemnification provisions in certain of our customer contracts. Pursuant to these agreements, we have agreed to indemnify, hold harmless and reimburse the indemnified party for certain losses suffered or incurred by the indemnified party, including but not limited to losses related to third-party intellectual property claims. It is not possible to determine the maximum potential amount under these agreements due to a history of nominal claims in the Comtech legacy business and the unique facts and circumstances involved in each particular agreement. As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (19) - Legal Proceedings and Other Matters," TCS is subject to a number of indemnification demands and we are incurring ongoing legal expenses in connection with these matters. Our insurance policies may not cover the cost of defending indemnification claims or providing indemnification. As a result, pending or future claims asserted against us by a party that we have agreed to indemnify could result in legal costs and damages that could have a material adverse effect on our consolidated results of operations and financial condition.

Index

We have change in control agreements, severance agreements and indemnification agreements with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of our Company or an involuntary termination of employment without cause.

Our Condensed Consolidated Balance Sheet as of April 30, 2019 includes total liabilities of $7.0 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

As further discussed in "Notes to Condensed Consolidated Financial Statements - Note (3) - Adoption of Accounting Standards and Updates," during the nine months ended April 30, 2019, we adopted:

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

During the nine months ended April 30, 2019, the SEC issued Final Rule Release No. 33-10532 "Disclosure Update and Simplification," which revised certain of the SEC’s disclosure requirements that have become superseded in light of other SEC and or U.S. GAAP disclosure requirements. As a result of the final rule’s amendments, the SEC now requires a registrant to reconcile its changes in stockholders' equity for both the current and comparative interim and year-to-date periods, with subtotals. Our Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended April 30, 2019 and 2018 reflect our adoption of this final rule.

Index

In addition, the following FASB ASUs have been issued and incorporated into the FASB ASC and have not yet been adopted by us as of April 30, 2019:

•
FASB ASU No. 2016-02, issued in February 2016, which requires lessees to recognize the following for all leases (with the exception of short-term leases): (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, initially measured at the present value of the lease payments; and (ii) a right-of-use asset, which is an asset that represents the lessee's right to use a specified asset for the lease term. In January 2018, FASB ASU No. 2018-01 was issued to permit an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity’s adoption of Topic 842. In July 2018, the FASB issued ASU Nos. 2018-10 and 2018-11, which provide further codification improvements and relieves the requirement to present prior comparative year results when adopting the new lease standard. Instead, companies can choose to recognize the cumulative-effect of applying the new standard to leased assets and liabilities as an adjustment to opening retained earnings. In December 2018, FASB ASU No. 2018-20 was issued to simplify the implementation of Topic 842 for lessors as it relates to sales taxes, lessor costs paid directly by the lessee and recognition of variable payments for contracts with lease and non-lease components. In March 2019, FASB ASU No. 2019-01 was issued, which addresses: (1) determining the fair value of the underlying asset by lessors that are not manufacturers or dealers; (2) presentation of sales types and direct financing leases on the statement of cash flows; and (3) transition disclosures related to Topic 250, Accounting Changes and Error Corrections. This latest ASU specifically provides an exception to the paragraph 250-10-50-3 that would otherwise have required interim disclosures in the period of an accounting change including the effect of that change on income from continuing operations, net income, any other financial statement line item, and any affected per share amounts. These ASUs are effective for fiscal years beginning after December 15, 2018 (our fiscal year beginning on August 1, 2019), including interim periods within those fiscal years and should be applied with a modified retrospective approach. Early adoption is permitted.

During the third quarter of fiscal 2019, our project team continued to perform a detailed evaluation of the operational impact of these ASUs, which transition approach to use and the overall adoption impact on our consolidated financial statements and disclosures. We expect our evaluation to be completed shortly before our first quarter of fiscal 2020.

•
FASB ASU No. 2016-13 issued in June 2016 and ASU No. 2018-19 issued in November 2018, which require the measurement of expected credit losses for financial assets held at the reporting date to be based on historical experience, current conditions and reasonable and supportable forecasts. In April 2019, FASB ASU No. 2019-04 was issued to provide clarification guidance in the following areas: (i) accrued interest; (ii) recoveries; (iii) projections of the interest rate environment; (iv) consideration of prepayments; and (v) other topics. In May 2019, FASB ASU No. 2019-05 was issued to provide entities with an option to irrevocably elect the fair value option applied on an instrument by instrument basis for eligible instruments. These ASUs are effective for fiscal years beginning after December 15, 2019 (our fiscal year beginning on August 1, 2020), including interim periods within those fiscal years. All entities may adopt the amendments in this ASU earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Except for a prospective transition approach required for debt securities for which an other-than-temporary impairment had been recognized before the effective date, an entity will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, on a modified-retrospective approach). We are evaluating the impact of this ASU on our condensed consolidated financial statements and disclosures.

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

Index

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

Index

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from borrowings under our Credit Facility. Based on the amount of outstanding debt under our Credit Facility, a hypothetical change in interest rates by 10% would change interest expense by approximately $0.7 million over a one-year period. Although we do not currently use interest rate derivative instruments to manage exposure to interest rate changes, we may choose to do so in the future in connection with our Credit Facility.

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of April 30, 2019, we had cash and cash equivalents of $45.2 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of April 30, 2019, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On February 28, 2019, in connection with the completion of our acquisition of Solacom Technologies Inc. for cash and shares of our common stock, we issued 208,669 shares of common stock at a volume weighted average price of $26.86 per share. The shares of our common stock issued in connection with the acquisition were issued in reliance upon Section 3(a)(10) of the Securities Act of 1933, as amended, which exempts from the registration requirements any security that is issued in exchange for one or more bona fide outstanding securities where the terms and conditions of such issuance and exchange are approved, after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange shall have the right to appear, by any court expressly authorized by law to grant such approval. The exchange of shares of Comtech’s common stock as part of the total consideration for shares of Solacom Technologies Inc. was approved by the Superior Court of Canada, Province of Quebec, District of Montreal. See "Notes to Condensed Consolidated Financial Statements - Note (2) - Acquisitions" for further information concerning the acquisition.

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	June 5, 2019	By: /s/ Fred Kornberg
Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date:	June 5, 2019	By: /s/ Michael A. Bondi
Michael A. Bondi
Chief Financial Officer
(Principal Financial and Accounting Officer)