Form 10-K
period 2019-07-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2019-09-24
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2019

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:    0-7928
(Exact name of registrant as specified in its charter)

Delaware	11-2139466
(State or other jurisdiction of incorporation /organization)	(I.R.S. Employer Identification Number)
68 South Service Road, Suite 230, Melville, NY	11747
(Address of principal executive offices)	(Zip Code)

(631) 962-7000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.10 per share	CMTL	NASDAQ Stock Market LLC
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
Yes               No

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ Global Select Market on January 31, 2019 was approximately $584,329,000.

The number of shares of the registrant’s common stock outstanding on September 19, 2019 was 24,267,980.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of the document listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

Proxy Statement for 2019 Annual Meeting of Stockholders - Part III

i

ii

Note:  As used in this Annual Report on Form 10-K, the terms "Comtech," "we," "us," "our" and "our Company" mean Comtech Telecommunications Corp. and its subsidiaries.

Note About Forward-Looking Statements
This Form 10-K contains "forward-looking statements," including statements concerning the future of our industry, product development, business strategy, continued acceptance of our products, market growth, and dependence on significant customers. These statements can be identified by the use of forward-looking terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue," the negative of these terms, or other similar words or comparable terminology. All statements in this report, other than statements of historical fact, are forward-looking information. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements included in this Form 10-K. However, the risks described in this Form 10-K are not the only risks that we face. Additional risks and uncertainties, not currently known to us or that do not currently appear to be material, may also materially adversely affect our business, financial condition and/or operating results in the future. We describe risks and uncertainties that could cause actual results and events to differ materially in "Risk Factors" (Part I, Item 1A of this Form 10-K), "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (Part II, Item 7 of this Form 10-K) and "Quantitative and Qualitative Disclosures about Market Risk" (Part II, Item 7A of this Form 10-K). We do not intend to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise, except as required by law.

PART I
ITEM 1.  BUSINESS

We are a leading provider of advanced communications solutions for both commercial and government customers worldwide. Our solutions fulfill our customers’ needs for secure wireless communications in some of the most demanding environments, including those where traditional communications are unavailable or cost-prohibitive, and in mission-critical scenarios where performance is crucial. In recent years, we have benefited from an increase in market demand for global voice, video and data usage which has resulted in our Company growing.

As more fully described throughout this Form 10-K, fiscal 2019 was a successful year for Comtech. It was our fourth consecutive year of net sales growth and third consecutive year of Adjusted EBITDA (a Non-GAAP financial measure) growth. We achieved consolidated net sales of $671.8 million, consolidated net income of $25.0 million and Adjusted EBITDA of $93.5 million. We also generated $68.0 million of cash flows from operations. We completed two small acquisitions and finished the fiscal year with solid backlog. We are experiencing strong business momentum in each of our two operating segments and are confident that fiscal 2020 will be even better.

Our Business Outlook for Fiscal 2020 is discussed further in Part II - "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Outlook for Fiscal 2020." For a definition and explanation of Adjusted EBITDA, see Part II - "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal 2019 and 2018 - Adjusted EBITDA."

Our Internet website is www.comtechtel.com and we make available on our website: our filings with the Securities and Exchange Commission ("SEC"), including annual reports, quarterly reports, current reports and any amendments to those filings. The reference to our website address does not constitute incorporation by reference of the information contained therein into this Form 10-K. We also use our website to disseminate other material information to our investors (on the Home Page and in the "Investor Relations" section). Among other things, we post on our website our press releases and information about our public conference calls (including the scheduled dates, times and the methods by which investors and others can listen to those calls), and we make available for replay webcasts of those calls and other presentations for a limited time.

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

Competitive Strengths

The successful execution of our principal corporate strategies is based on our competitive strengths, including the following:

(1)	We Have Significant Exposure to Large, Growing End Markets

We believe we are well positioned to capitalize on some of the most significant technology trends occurring worldwide and that customers around the world will increasingly turn to us to fulfill their needs for secure wireless communications in some of the most demanding environments, including those where traditional communications are unavailable or cost-prohibitive, and in mission-critical scenarios where performance is crucial. These important technology trends include growth in global wireless penetration and consumption, the need for public safety agencies to seamlessly utilize precise location to connect individuals with first responders, global deployment of in-flight connectivity solutions, the rapidly expanding breadth of High Definition ("HD") and 4K broadcasting content and the need for governments to have more modern and mobile communications and transmission equipment to successfully complete mission-critical goals. We believe that all of these trends generate growth in global voice, video and data usage that, in turn, drives increased demand for the secure wireless communication solutions that we provide.

(2)	We Believe We Are a Market Leader in the End-Markets That We Serve

Commercial Solutions Segment
Satellite Ground Station Technologies - We believe we are the leading provider of Single Channel per Carrier ("SCPC") satellite earth station modems, solid-state amplifiers and traveling wave tube amplifiers. Many of our key satellite earth station modems incorporate Turbo Product Code ("TPC") forward error correction technology and bandwidth compression technology which enables our customers to optimize their satellite networks by either reducing their satellite transponder lease costs or increasing data throughput. Our amplifier products are used to amplify signals carrying voice, video or data for air-to-satellite-to-ground communications and are vital to satellite communication applications such as traditional broadcast, direct-to-home ("DTH") broadcast and satellite newsgathering. We differentiate our amplifier product offerings by our ability to develop the most efficient size, weight and power profile. Certain of our amplifiers are AS-900 (an airborne quality standard) certified and when incorporated into an aircraft satellite communication system, can provide passengers with email, Internet access and video conferencing. We believe we are a leader in providing amplifiers for the growing in-flight connectivity market.

Public Safety and Location Technologies - We believe that we are a leader in public safety communication and location technologies used for routing 911 calls. We believe we have significant market share in the routing of U.S. wireless 911 calls, Voice over Internet Protocol ("VoIP") 911 calls and Text to 911 messaging. We believe we are one of two companies fulfilling the Federal Communications Commission ("FCC") requirements for Enhanced 911 ("E911") call-routing to public safety answering points ("PSAPs") for wireless and VoIP network operators. E911 refers to 911 calls for both wireline and wireless telephones that are enhanced to provide the caller's location information. We are focusing our marketing and research and development efforts to meet system standards for next generation 911 ("NG-911"), which refers to an Internet Protocol ("IP") based system that allows digital information (e.g., voice, photos, videos, text messages) to flow seamlessly from the public, through the 911 network and on to emergency responders. Our Short-Messaging Service ("SMS") Center software has been used by wireless carrier subscribers to send and receive text or data messages to and from wireless devices for almost two decades. Additionally, we offer Location Studio TM, a complete end-to-end location services platform for mobile carriers, application developers, public safety customers and enterprises.

Government Solutions Segment
Mission-Critical Technologies - We are a key supplier to large governments (particularly the U.S. government) and large prime contractors, for mission-critical technologies, primarily tactical satellite-based technology solutions, field support services and satellite component supply chain management. We are a prime contractor under several indefinite delivery, indefinite quantity ("IDIQ") defense contract vehicles or task orders, including the: (i) U.S. Army’s Global Tactical Advanced Communications Systems ("GTACS") contract, (ii) U.S. Navy’s Seaport Next Generation (“SeaPort-Nxg”) contract, (iii) Complex Commercial SATCOM Solutions ("CS3") contract and (iv) Communications Electronics Command ("CECOM") Responsive Strategic Sourcing for Services ("RS3") contract with the U.S. Army Contracting Command - Aberdeen Proving Ground (“ACC-APG”). We provide field support sustainment services to the U.S. Army’s AN/TSC-198 family of communication systems that are commonly referred to as "SNAP" (Secret Internet Protocol Router ("SIPR") and Non-secure Internet Protocol Router ("NIPR") Access Point) Very Small Aperture Terminals ("VSATs"). We also provide sustainment services for the U.S. Army’s Blue Force Tracking-1 ("BFT-1") system. Our field support services include providing U.S. Department of Defense ("DoD") personnel with curriculum development and training services to support cybersecurity workforce development. Our satellite component supply chain management services include the procurement of space components, antenna systems and high reliability Electrical, Electronic and Electromechanical ("EEE") parts in support of mission-critical space programs.

High-Performance Transmission Technologies - We are a key supplier of troposcatter and radio frequency ("RF") solid-state, high-power amplifier and switching technologies. We have designed, manufactured and sold troposcatter systems (sometimes referred to as over-the-horizon microwave products and systems) for over fifty years and are one of the largest independent suppliers of solid-state, high-power microwave amplifiers, which reproduce signals with high power and are extremely complex and critical to the performance of the systems into which they are incorporated. Our adaptive troposcatter modem systems can operate at 100 megabits per second ("Mbps") and our Modular Tactical Transmission System ("MTTS") provides a high capacity, beyond-line-of-sight modular communications system designed for easy and rapid deployment. Many amplifier power and switching technologies are produced in-house by large companies; however, our expertise has created a cost-effective and technologically superior alternative to in-house sourcing. Some of the companies who have outsourced amplifier production to us include Rockwell Collins, Inc., Thales Group, European Aeronautic Defense and Space Company ("EADS"), Telephonics Corporation, Northrop Grumman Corporation, BAE Systems PLC and Raytheon Company. Our amplifiers are also used in oncology treatment systems that allow physicians to give cancer patients higher doses of radiation that are more closely focused on cancerous tissue, thereby minimizing damage to healthy tissue.

(3)	We Believe We Provide Industry Leading Innovation, Capabilities and Solutions

We have established a leading position of technology innovation in our fields through internal and customer-funded research and development activities, which have yielded significant advances. Examples of our industry-leading innovation include:

Our HeightsTM Networking Platform - Our HeightsTM networking platform ("Heights") is the cornerstone of our current research and development efforts and is an increasing focus of our satellite earth station equipment sales and marketing efforts. HeightsTM is an advanced networking platform that combines our most efficient waveforms, compression engines and the ability to provide dynamic bandwidth and power management to meet the demands of customers operating on traditional fixed satellite service systems ("FSS") while providing advantages for customers who plan to transition to high throughput satellite ("HTS") systems in the future. HeightsTM is ideally suited for cellular backhaul, universal service obligation networks and other applications that require high performance in a hub-spoke environment. HeightsTM solutions are designed to deliver the highest Internet Protocol bits per Hertz in its class.

Our Solacom Software Solutions - In fiscal 2019, we acquired Solacom Technologies, Inc. (“Solacom”), a leading provider of NG-911 solutions for public safety agencies. Solacom has developed a best-in-class call handling solution marketed under the Guardian brand name which provides an integrated text-to-and-from 911 solution on a unified platform. The solution provides a flexible user interface, is capable of adapting to varying customer environments and preferences, provides powerful call conferencing capabilities, enhanced reporting capabilities and offers geospatial 911 location call display directly from a customized map. Because of its advanced features, it allows us to offer an immediate upgrade path to existing and new customers and has expanded our presence in the public safety solutions market. We intend to continue to invest in product enhancements of the Guardian software including developing a cloud-based version so that we can offer software as a service (SaaS) type solutions to our public safety customers.

(4)	We Have a Diverse Global Customer Base

We have established long-standing relationships with thousands of customers worldwide, including leading system and network suppliers in the global satellite (such as Intelsat), mobile cellular (such as Verizon Wireless), defense, broadcast and aerospace industries, as well as the U.S. federal government (such as the U.S. Army and Navy), U.S. state and local governments, and foreign governments. Our global commercial and government customers are increasingly seeking integrated solutions to meet their operational needs. We believe that our customers recognize our ability to develop improved technologies and to meet stringent program requirements.

Our ability to solve complex problems is well known and we believe we a have strong relationships with our customers. We hold prime positions on a number of key contracts and have had a long history of servicing key programs.

Business Segments

Fundamentally, we offer advanced secure wireless communication technologies with expertise in the satellite communications and cellular markets. We believe these markets are undergoing a period of significant growth and rapid technological change. We manage our business through two reportable operating segments: Commercial Solutions and Government Solutions. Our corporate senior management team supports the business segments by, among other things, actively seeking to exploit potential synergies that exist between the segments, including in areas such as manufacturing, technology, sales, marketing, customer support and finance.

The diagram below summarizes our key products, systems and services by our two reportable operating segments:

Commercial Solutions Segment Technologies (approximately 53.2% of fiscal 2019 net sales)		Government Solutions Segment Technologies (approximately 46.8% of fiscal 2019 net sales)

Satellite Ground Station Technologies	Public Safety and Location Technologies	Mission-Critical Technologies	High-Performance Transmission Technologies
•
Satellite ground station technologies such as single channel per carrier and HeightsTM modems that facilitate the transmission of voice, video and data over satellite links

•
Solid-state and traveling wave tube amplifiers used to amplify signals from satellite ground stations

•
Wireless/VolP 911 service for network operators

•
NextGen 911 solutions

•
ESInet (Emergency Services IP Network)

•
Call Handling applications for PSAPs

•
Software and equipment for location-based and messaging infrastructure

•
Tactical satellite-based communications, field support and end-to-end integration

•
Satellite-based mobile communications and tracking systems

•
Procurement of satellite-based space components, satellite-based antenna systems, and high reliability EEE parts

•
Over-the-horizon microwave equipment that can transmit digitized voice, video and data over distances from 20 to 200 miles using the troposphere

•
Solid-state, high-power amplifiers designed for radar, electronic warfare, jamming, medical and aviation applications

Commercial Solutions Segment Representative Customers		Government Solutions Segment Representative Customers
Satellite systems integrators, wireless and other communication service providers and broadcasters

Domestic and international defense customers, as well as U.S. and foreign governments, prime contractors and system suppliers such as L3Harris Technologies, Inc., General Dynamics Corporation, Raytheon Company and ViaSat, Inc.

Satellite broadcasters, such as The DIRECTV Group and EchoStar Corporation

End-customers also include Verizon Communications Inc., BT Group plc., China Mobile Limited, CenturyLink, Inc., Claro Argentina, Comcast Corporation, Intelsat, S.A., Speedcast International Limited, Nokia Corporation, SES S.A., Sprint Corporation and Qualcomm Incorporated

U.S. Army logistics community, the U.S. Army war-fighter community, foreign governments, the U.S. Navy, prime contractors to the U.S. Armed Forces and NATO

Domestic and international defense customers, prime contractors and system suppliers such as Raytheon Company, The Boeing Company, Lockheed Martin Corporation, Telephonics® Corporation and Thales Group

Medical equipment companies, such as Varian Medical Systems, Inc., and aviation industry system integrators such as Collins Aerospace (a subsidiary of United Technology Corporation)

Foreign government customers in the Middle East, Europe, North Africa, Latin America and Asia Pacific and related prime contractors and systems integrators.

Oil companies such as Shell Oil Company and PETRONAS

Financial information about our business segments, including net sales, operating income, Adjusted EBITDA (a Non-GAAP financial measure), total assets, and our operations outside the United States, is provided in "Notes to Consolidated Financial Statements - Note (12) Segment Information" included in "Part II - Item 8. - Financial Statements and Supplementary Data."

The markets and key technologies for each segment are further described below.

Commercial Solutions Segment

Overview

Our Commercial Solutions segment offers satellite ground station technologies (such as modems and amplifiers) and public safety and location technologies (such as 911 call routing and mapping solutions) to commercial customers and smaller government customers, such as state and local governments. This segment also serves certain large government customers (including the U.S. government) that have requirements for off-the-shelf commercial equipment.

Key Markets and Technology Solutions
Satellite Ground Station Technologies

We offer our customers one-stop-shopping for satellite ground station technologies including modems, amplifiers, converters and network software for customers who utilize satellite communications. Our products are used to modulate, demodulate and amplify signals, carry voice, video and/or data over networks and are vital to satellite communication applications, including air-to-ground communications, video broadcasting and the backhaul of cellular traffic. Our Commercial Solutions segment manufactures most of the satellite ground station equipment we sell to our customers including equipment sold by our Government Solutions segment.

We believe that the overall satellite ground station equipment industry will grow over the next few years. This growth is expected to occur as a result of widespread deployment and upgrades of ground-based systems, including satellite earth stations, as well as integration of high-performance amplifiers used for high-performance systems necessary to meet demand for high-performance applications of satellite communications technologies, such as satellite-based wireless backhaul, DTH, HD and 4K broadcasting and in-flight connectivity. We believe that Comtech is well positioned to capitalize on this demand through sales of our market leading satellite ground station technologies.

Examples of end-market applications that are driving demand for our satellite-based communication technologies include:

•
Satellite-Based Cellular Backhaul. Demand for satellite-based cellular backhaul services is anticipated to grow rapidly as a result of the increased penetration of smart cellular phones and network upgrades to 3G and 4G in developing regions of the world. Ultimately, as 5G services are deployed, mobile data services will become more critical. As mobile data penetration expands and mobile data consumption increases, wireless carriers must invest in their mobile network infrastructure and businesses will require back-up communications. In developing regions of the world and in remote areas where terrestrial network infrastructure is lacking, wireless network operators often backhaul, or transport, their wireless data traffic using satellite-based networking technologies. Comtech is well positioned to serve the high-performance, high availability needs of satellite-based cellular backhaul through sales of our satellite modems including our HeightsTM networking platform.

•
New High Throughput Satellites. There are more than 100 new High Throughput Satellite ("HTS") payloads expected to launch over the next decade which we believe is expected to lead to increasingly complex satellite networks. As service providers work to offer connectivity to these high-speed, high-bandwidth satellites and expand their networks to handle the demand for new HTS applications, we believe our HeightsTM networking platform will be incorporated into many new installations and necessary upgrades of equipment.

•
High Definition and Ultra-High Definition Broadcasting. Reports indicate that in recent years, consumers have purchased millions of HD televisions and Ultra-High Definition or "4K" televisions. We believe this will require a significant amount of satellite bandwidth, which will require satellite service providers to upgrade equipment and find new ways to manage the cost and transmission efficiency of their networks. We believe that these requirements will drive increased demand for our satellite ground station technologies.

•
In-Flight Connectivity. Consumer demand for anytime, anywhere connectivity is rapidly rising. As a result, airlines worldwide are deploying in-flight connectivity and entertainment systems. The deployment of in-flight connectivity and entertainment systems by airlines is creating opportunities for us to serve as a key supplier of amplifier components used for in-flight Ku-band connectivity systems. As airlines continue to move to offer higher speed satellite-based connectivity, we believe this market will experience solid demand over the next few years.

Public Safety and Location Technologies

We are a leading provider of public safety and location technologies. Our next generation solutions enable 911 call routing via cellular and over the Internet ("VoIP"). When someone places an emergency call, our technologies can identify the call as an emergency call, access the user’s location information from the wireless network and route the call to the assigned public safety jurisdiction. Today, we provide public safety and location technologies to many U.S. telecommunication carriers, the largest of which is Verizon. In fiscal 2018, we signed a multi-year contract with Verizon to provide their 911 call routing via cellular service, which we believe led another customer, AT&T, to begin migration of their 911 call routing via cellular service to a competitor. Given the large market shares of those two carriers, we believe the largest portion of the market for 911 cellular call routing service is split approximately equally between us and our leading competitor.

In addition to 911 call routing, we provide systems integration, satellite and location infrastructure terminals, and linkage to NG-911 Emergency Services IP Networks ("ESInet"). In fiscal 2019, we expanded our product offerings by acquiring Solacom, a small innovative company that offers best-in-class 911 call handling solutions. We believe state and local governments have a need to upgrade existing call handling systems and upgrade old networks to more modern NG-911 systems, including 911 text messaging services, advanced data, real-time photos and other types of information sharing over IP networks.

As the U.S. adopts upgraded call handling and NG-911 solutions, we believe that other countries will do so as well. Our public safety and location technology solutions have been deployed since 2006 and are utilized by literally millions of people in more than 30 states, as well as in Australia. Many of our location technologies (such as mapping and text messaging) are embedded in our public safety and location technology offerings to help address mapping, routing and geolocations. The Federal Communications Commission ("FCC") has mandated that emergency services must incorporate certain location technology, like our own, which utilizes more precise location information. Our text messaging platforms are used by wireless carriers to provide SMS to their end-customers and are also used to communicate with 911 PSAPs through major network operators.

In order to maximize market growth opportunities, we are repositioning certain location technology solutions (previously called enterprise technology offerings) to increase our penetration into the public safety space. Although the market is competitive and the sales cycle is long, we believe demand for our public safety and location technologies are growing and customers are looking for more of an integrated solution. Our Location StudioTM platform allows customers, including public safety agencies, to build their own applications with end-customer functionality, such as maps, search, geocoding, routing and navigation, using their brand. We believe that customers are increasingly looking for an alternative to free mapping services that are subject to change by the provider and which meet their privacy and security requirements. As such, we are integrating OpenStreetMap technologies into our solution which will allow our customers to eliminate certain third-party content fees. Our location technology solution enables the determination of a cell phone’s geospatial position in environments where traditional Global Positioning System ("GPS"), global navigation satellite systems and cellular technologies do not work well (such as office buildings). For our installed base of systems, we often provide ongoing operational support, including administration of system components, system optimization and configuration management. Maintenance services include tracking customer support issues, troubleshooting and developing and installing maintenance releases.

Government Solutions Segment

Overview

Our Government Solutions segment provides mission-critical technologies (such as tactical satellite-based networks and ongoing support for complicated communication networks) and high-performance transmission technologies (such as troposcatter systems and solid-state, high-power amplifiers) to large government end-users (including those of foreign countries), large international customers and domestic prime contractors.

Key Markets and Technology Solutions
Mission-Critical Technologies

With persistent threats from state and non-state actors, governments around the world are increasingly seeking ways to mitigate vulnerabilities using information and more reliable communication systems to increase decision-makers’ situational awareness. In response this demand, we offer a variety of mission-critical technologies including the supply and field support of tactical satellite-based networks (including satellite modems, ruggedized routers and solid-state drives), sustainment services for the AN/TSC-198A SNAP (Secret Internet Protocol Router ("SIPR") and Non-classified Internet Protocol Router ("NIPR") Access Point), Very Small Aperture Terminals ("VSATs") and sustainment services for the U.S. Army’s Blue Force Tracking-1 ("BFT-1") system. Many of our mission-critical technologies are part of integrated communication infrastructure systems such as the U.S. Military Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (also known as "C4ISR") systems and similar complicated networks for international governments.

We are recognized as an industry leader and global supplier of high reliability products. Our solutions include supply chain services such as the procurement of satellite-based space components, satellite-based antenna systems, and high reliability Electrical, Electronic and Electromechanical ("EEE") parts in support of critical National Aeronautics and Space Administration ("NASA") programs and for an international space agency. We also provide a variety of in-class and on-line training services to our customers to help them protect networks from cyber attacks.

High-Performance Transmission Technologies

We offer several unique high-performance transmission technologies that are used in sophisticated communication systems, such as electronic warfare, radar and identification friend or foe ("IFF"). As our customers push the envelope for mobility, speed and higher frequency, we believe that demand for high-performance transmission products will grow from current levels.

Our troposcatter technologies (sometimes referred to as over-the-horizon microwave systems) are extremely reliable and secure and are a cost-effective alternative and compliment to satellite communication as it does not require the leasing of expensive satellite transponder space with its attendant recurring costs. Our over-the-horizon microwave systems, which include our patented forward error correction technology, can transmit video and other broadband applications at throughputs of up to 100 Mbps. U.S. and foreign governments use our over-the-horizon microwave systems to, among other things, transmit radar tracking, run C4ISR applications and to connect remote border locations. Additionally, energy companies use our systems to enable communication links for offshore oil rigs and other remote locations, as well as for exploration activities. Our MTTS, the first truly modular, rapidly deployable transit case-based troposcatter system, has been purchased by the U.S. Army, incorporated into the SNAP family of products used by the U.S. military and designated the Tactical Transportable TROPO ("SNAP 3T") or AN/TRC 198(V3). Our newly introduced next generation troposcatter modems provide significant reductions in size, weight and power as compared to prior models and we believe these next generation modems will facilitate further market expansion.

Our solid-state, high-power amplifiers and related switching technologies are utilized in several critical applications including electronic warfare, communications, radar, IFF and medical applications such as oncology cancer treatment systems. In the electronic warfare marketplace, we support a variety of legacy systems and are participating in the ongoing migration to platforms that require smaller and lighter amplifiers. Our solutions increase the flexibility of systems by providing wider bandwidth capabilities to address communication needs. We also believe that the desire for increased situational awareness of the airspace may create increased opportunities for our radar and IFF products, which are used by government customers around the world. Our high power and highly reliable Gallium Nitride ("GaN") amplifier technology is increasingly used both to update existing radar systems for improved sensitivity and range as well as for new radar installations. In addition to technologies that enhance performance of primary radars, we also supply solutions for IFF systems that provide positive identification of radar targets.

Acquisitions

In the past several years we have acquired businesses and enabling technologies.

On February 23, 2016, we acquired TeleCommunication Systems Inc. ("TCS"), a leading provider of commercial solutions (such as public safety and location technologies) and government solutions (such as mission-critical technologies). The TCS acquisition had an aggregate purchase price for accounting purposes of $340.4 million (also referred to as the transaction equity value) and an enterprise value of $423.6 million. The TCS acquisition resulted in Comtech entering complementary markets and expanding our domestic and international commercial offerings. Our financial results for each of fiscal 2019, 2018 and 2017 include a full year of TCS operations and fiscal 2016 includes approximately five months of TCS operations.

On February 28, 2019, we completed our acquisition of Solacom, a leading provider of NG-911 solutions for public safety agencies. Although revenue contributions in fiscal 2019 were nominal, the acquisition of Solacom was a significant step in our strategy of enhancing our public safety and location technologies solutions and we believe that this acquisition will help us achieve our fiscal 2020 sales target. The Solacom acquisition had an aggregate purchase price for accounting purposes of $32.9 million.

On April 29, 2019, we acquired the state and local government NG-911 business from General Dynamics Information Technology, Inc. (the "GD NG-911 business") and at the same time announced a five-year contract award in excess of $100.0 million to develop, implement and operate a NG-911 emergency communications system for a Northeastern state. The contract began on August 4, 2019 (the start of our fiscal 2020). The acquisition strengthened Comtech’s position in the growing NG-911 solutions market and we have fully integrated this business into our Commercial Solutions segment. Revenue contributions from this business in fiscal 2019 were nominal and we believe that this acquisition will help us achieve our fiscal 2020 sales target. The GD NG-911 business has a preliminary aggregate purchase price for accounting purposes of $10.0 million.

In order to position ourselves to take advantage of additional growth opportunities and meet our strategic objectives, we have followed, and will continue to follow, a disciplined approach in identifying, executing and capitalizing on acquisitions.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of our recent acquisitions and ongoing acquisition efforts.

Sales, Marketing and Customer Support

Sales and marketing strategies include direct sales through sales, marketing and engineering personnel, indirect sales through independent representatives, value-added resellers, and sales through a combination of the foregoing. We devote resources to evaluating and responding to requests for proposals by governmental agencies around the world and, as needed, we employ the use of specialized consultants to develop our proposals and bids.

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

We are pre-qualified as an approved vendor for certain government contracts. We collaborate in sales efforts under various arrangements with integrators. Our marketing efforts also include advertising, public relations, speaking engagements and attending and sponsoring industry conferences.

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

Sales by geography and customer type, as a percentage of related net sales, are as follows:

	Fiscal Years Ended July 31,
	2019	2018	2017	2019	2018	2017	2019	2018	2017
	Commercial Solutions			Government Solutions			Consolidated
U.S. government	19.2%	18.1%	15.1%	63.8%	62.2%	59.2%	40.1%	35.5%	32.7%
Domestic	53.9%	54.6%	54.4%	12.5%	14.9%	15.5%	34.5%	38.9%	38.9%
Total U.S.	73.1%	72.7%	69.5%	76.3%	77.1%	74.7%	74.6%	74.4%	71.6%

International	26.9%	27.3%	30.5%	23.7%	22.9%	25.3%	25.4%	25.6%	28.4%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales, are sales to Verizon Communications Inc. ("Verizon"), which represented 10.0% of consolidated net sales for fiscal 2018. Except for the U.S. government, there were no customers that represented more than 10.0% of consolidated net sales during fiscal 2019 and 2017.

International sales for fiscal 2019, 2018 and 2017 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $170.6 million, $145.8 million and $156.5 million, respectively. When we sell internationally, we denominate virtually all of our contracts in U.S. dollars. Some of our sales to international customers are paid for by letters of credit or on an open account. From time to time, some of our international customers may require us to provide performance guarantees.

Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for fiscal 2019, 2018 and 2017.

Backlog

Our backlog as of July 31, 2019 was $683.0 million (of which $493.9 million was attributed to the Commercial Solutions segment and $189.1 million was attributed to the Government Solutions segment). We expect that a significant portion of the backlog as of July 31, 2019 will be recognized as sales during fiscal 2020.

At July 31, 2019, 65.6% of our backlog consisted of orders for use by U.S. commercial customers, 20.0% consisted of U.S. government contracts, subcontracts and government funded programs and 14.4% consisted of orders for use by international customers (including sales to U.S. domestic companies for inclusion in products that will be sold to international customers).

Our backlog is defined as orders (sometimes also referred to herein as bookings) that we believe to be firm. Backlog that is derived from U.S. government orders relates to U.S. government contracts that have been awarded, signed and funded. Backlog for our U.S. government customers also includes amounts appropriated by Congress and allotted to the contract by the procuring government agency. Our backlog does not include the value of options that may be exercised in the future on multi-year contracts, nor does it include the value of additional purchase orders that we may receive under indefinite delivery/indefinite quantity ("IDIQ") contracts or basic ordering agreements. In some cases, such as contracts received from large U.S. based telecommunication companies, our backlog is computed by multiplying the most recent month’s contract or revenue by the months remaining under the existing long-term agreements, which we consider to be the best available information for anticipating revenue under those agreements. When we acquire a company with existing contracts, we only record bookings for those contracts that meet our definition. Almost all of the contracts in our backlog (including firm orders previously received from the U.S. government) are subject to modification, cancellation at the convenience of the customer or for default in the event that we are unable to perform under the contract.

A significant portion of the backlog from our U.S. commercial customers relates to large, multi-year contracts to provide state and local governments (and their agencies) with public safety and location solutions. Although the contracts themselves represent legal, binding obligations of these governments, funding is often subject to the approval of budgets (for example, on an annual or bi-annual basis). Although funding for these multi-year contracts are dependent on future budgets being approved, we include the full estimated value of these large, multi-year contracts in our backlog given the critical nature of the services being provided and the positive historical experience of our state and local government customers passing their respective budgets.

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

Variations in backlog from time to time are attributable, in part, to changes in sales mix, the timing of contract proposals, the timing of contract awards, delivery schedules on specific contracts and new bookings obtained through acquisitions. A large majority of the solutions in our satellite ground station technologies product line operate under short lead times. Our Government Solutions segment backlog is highly influenced by the nature and timing of orders received from the U.S. government, which is subject to unpredictable funding, deployment and technology decisions. As a result, we believe our backlog and orders, at any point in time, are not necessarily indicative of the total sales anticipated for any future period.

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

Our ability to deliver products to customers on a timely basis is dependent, in part, upon the availability and timely delivery by subcontractors and suppliers (including, at times, the U.S. government) of the components and subsystems that we use in manufacturing our products. Electronic components and raw materials used in our products are generally obtained from independent suppliers. Some components are standard items and are available from several suppliers. Others are manufactured to our specifications by subcontractors. Although we obtain certain components and subsystems from a single source or a limited number of sources, we believe that most components and equipment are available from multiple sources. Certain U.S. government contracts may require us to incorporate government furnished parts into our products. Delays in receipt of such parts can adversely impact the timing of our performance on the related contracts.

Research and Development

We have established a leading technology position in our fields through internal and customer-funded research and development activities.

Internal research and development expenses are reported as research and development expenses for financial reporting purposes and were $56.4 million, $53.9 million and $54.3 million in fiscal 2019, 2018 and 2017, respectively, representing 8.4%, 9.4% and 9.9% of total consolidated net sales, respectively, for these periods. Customer-funded research and development activities relate to the adaptation of our basic technology to specialized customer requirements which is recoverable under contracts and is reflected in net sales with the related costs included in cost of sales. Certain of our government customers contract with us from time to time to conduct research on telecommunications software, equipment and systems. During fiscal 2019, 2018 and 2017, we were reimbursed by customers for such activities in the amounts of $14.7 million, $16.9 million and $27.1 million, respectively.

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

We have a portfolio of several hundred patents worldwide relating to wireless location services, text messaging, GPS ephemeris data, emergency public safety data routing, electronic commerce and other areas. To-date, our strategy has been to avoid offensive and defensive patent litigation and focus on building meaningful partnerships with other companies through direct licensing, cross licensing, and other forms of agreements. We do not believe that any single patent or group of patents, patent application or patent license agreement is material to the Company’s operations.

We have filed additional patent applications for certain apparatus and processes we believe we have invented covering key features of the location services, wireless text alerts, SMS Center, mobile-originated data and E911 network software. There is no assurance that any patent application will result in a patent being issued by the U.S. Patent and Trademark Office or other patent offices, nor is there any guarantee that any issued patent will be valid and enforceable. Additionally, foreign patent rights may or may not be available or pursued in any technology area for which U.S. patent applications have been filed.

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

Competition

Our businesses are highly competitive and are characterized by rapid technological change. Some of our competitors are substantially larger, have significantly greater financial, marketing, research and development, technological and operating resources and broader product lines than we have. Other companies are developing new technologies and the shift towards open standards such as IP-based satellite networks will likely result in increased competition. A significant technological breakthrough by others, including new companies, our existing competitors and our customers, could have a material adverse effect on our business. Our future success depends on, among other things, our ability to keep pace with such changes and developments and to respond to the increasing variety of electronic equipment users and transmission technologies.

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

Listed below, in alphabetical order, are some of our competitors in each of our two business segments:

Commercial Solutions - ACTIA Group, Advantech Wireless Network Co Ltd, Agilis Satcom, AnaCom, Inc., CalAmp Corp., Codan Limited, CPI International, Inc., Datum Systems, Inc., dB Control Corp. (a subsidiary of HEICO Corp.), 8x8 Inc., ENENSYS Technologies SA, ETM, Inc., Gilat Satellite Networks Ltd., Google Inc., Here Technologies, Honeywell Aerospace, Infinite Convergence Solutions, Inc., Intermap Technologies Corporation, Iridium Communications Inc., ITS Electronics Inc., KVH Industries Inc., LM Ericsson Telephone Company, L3Harris Technologies, Inc., Mission Microwave Technologies, LLC., Motorola Solutions, Inc., ND Satcom GmbH, Newtec, Nokia Networks (a subsidiary of Nokia Corporation), NovelSat, Novra Technologies, Inc., Orbcomm, Inc., Panasonic, Paradise Datacom LLC (a subsidiary of Teledyne Technologies, Inc.), Polarity, Inc., SatixFy Israel Ltd, SatPath Systems, Inc., Spacepath Communications Limited, Speedcast International Limited, ST Engineering iDirect, Inc., Telenav, Inc., TMD Technologies LLC., TomTom N.V., ViaSat Inc. and West Corporation.

Government Solutions - Aethercomm Inc., AMERGINT Technologies, Inc., CACI International Inc., CalAmp Corp., Cubic Corporation, dB Control Corp. (a subsidiary of HEICO Corp.), DXC Technology, Empower RF Systems, Inc., Envistacom, LLC., Escape Communications, Inc., General Dynamics Corporation, International Datacasting Corporation (a subsidiary of Novra Technologies, Inc.), Kratos Defense & Security Solutions, Inc., L3Harris Technologies, Inc., Mercury Systems, Inc., NeuStar, Inc., Northrop Grumman Corporation (including the former Orbital ATK, Inc.), Raytheon Company, Teledyne Technologies, Inc., The KEYW Holding Corporation, Ultra Electronics Holdings plc. and ViaSat Inc.

We believe that competition in all our markets is based primarily on technology innovation, product performance, reputation, delivery times, customer support and price. Due to our proprietary know-how, we believe we can develop, produce and deliver products and services on a cost-effective basis faster than many of our competitors.

Employees

At July 31, 2019, we had 2,013 employees (including temporary employees and contractors), 1,189 of whom were engaged in production and production support, 423 in research and development and other engineering support, and 401 in marketing and administrative functions. None of our U.S. based employees are represented by a labor union. We believe that our employee relations are good.

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

In fiscal 2019, $269.2 million or 40.1% of our consolidated net sales were to the U.S. government (including sales to prime contractors to the U.S. government). Of this amount, firm fixed-price and cost-reimbursable type contracts (including fixed-fee, incentive-fee and time and material type contracts) accounted for approximately $188.0 million and $81.2 million, respectively.

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

In May 2018, we were informed by the Office of Export Enforcement ("OEE") of the Department of Commerce ("DoC") that it was forwarding to the DoC's Office of Chief Counsel, the results of its audit of international shipments by Comtech Xicom Technology, Inc. for further review and possible determination of an administrative penalty. We fully cooperated with the OEE in their audit and, based on our self-assessment of the approximately 7,800 individual transactions audited, have determined that six (6) transactions may not have been fully in compliance with the EAR. These six (6) items, for which export licenses were not obtained, were either spares or repaired power amplifier subassembly components valued at less than $100,000 (in aggregate) and were shipped to Brazil, Italy, Russia, Thailand and the United Arab Emirates. The EAR provides an exception to the requirement to obtain an export license for the replacement of a defective or damaged component. During our self-assessment, we determined that we inadvertently did not obtain export licenses for the spares or had evidence of the return or destruction of the defective or damaged components necessary to authorize our use of the export license exception for the replacements. Since discovering this issue, we have implemented additional controls and procedures and have increased awareness of these specific export requirements throughout the Company to help avoid similar occurrences in the future. Administrative penalties under the EAR can range from a warning letter to a denial of export privileges. A civil monetary penalty not to exceed the amount set forth in the Export Administration Act ("EAA") may be imposed for each violation, and in the event that any provision of the EAR is continued by any other authority, the maximum monetary civil penalty for each violation shall be that provided by such other authority. Administrative penalties under the EAR are currently determined pursuant to the IEEPA, which can reach the greater of twice the amount of the transaction that is the basis of the violation or approximately $300,000 per violation. We have not recorded an accrual related to a possible administrative penalty and continue to work cooperatively with the OEE.

Our financial reporting, corporate governance, public disclosure and compliance practices are governed by laws such as the Sarbanes-Oxley Act of 2002, Dodd-Frank Act of 2010, and rules and regulations issued by the SEC. The SEC has adopted rules which require, among other things, public companies to conduct certain inquiries to determine whether or not Conflict Minerals (as that term is defined in the SEC rules) that are necessary to the functionality of their manufactured products or their product's production processes originated in a Covered Country (as that term is defined in the SEC rules) and ultimately file a report with the SEC. Conflict Minerals are widely used in many industries, including the telecommunications industry and almost all of our products include component parts purchased from third-party suppliers and we must rely heavily on information received from suppliers to determine the origin of those materials. We have implemented a due diligence program consistent with the Organization for Economic Co-operation and Development guidelines to collect information concerning the country of origin of Conflict Minerals and in that regard, have adopted a policy that requires our suppliers (both public and private) to commit to a code of conduct relating to the responsible sourcing of minerals and to establish a policy to reasonably assure that the products they manufacture do not contain Conflict Minerals that originated in a Covered Country. Efforts to comply with this SEC rule have resulted in additional costs to us and, we believe, to our suppliers. As such, the availability of raw materials used in our operations could be negatively impacted and/or raw material prices could increase. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers, which could place us at a competitive disadvantage and could harm our reputation.

Laws and regulations have been enacted that affect companies conducting business on the Internet, including the European General Data Protection Regulation ("GDPR"). The GDPR imposes certain privacy related requirements on companies that receive or process personal data of residents of the European Union that are currently different than those in the United States and include significant penalties for non-compliance. Similarly, there are several legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas affecting our business, such as liability for personal data protection. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. Our costs to comply with the GDPR as well any other similar laws and regulations that emerge may negatively impact our business.

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

Risks Related to our Business

Our fiscal 2020 business outlook is difficult to forecast and operating results are subject to significant fluctuations and are likely to be volatile.

Although we currently believe overall market conditions for our business are positive and that our business performance in fiscal 2020 will be better than fiscal 2019, there can be no assurance of such results. Our business outlook is difficult to forecast and backlog (sometimes referred to herein as orders or bookings), net sales and operating results may vary significantly from period to period due to a number of factors including: sales mix; fluctuating market demand; price competition; new product introductions by our competitors; changing customer partnering procurement strategies; fluctuations in foreign currency exchange rates; unexpected changes in the timing of delivery of components or subsystems; the financial performance and impact of acquisitions; new accounting standards; political instability; regulatory developments; changes in income tax rates or tax credits; the price and expected volatility of our stock (which will impact, among other items, the amount of stock-based compensation expense we may record); and general global economic conditions.

We have experienced, and will experience in the future, significant fluctuations in bookings, net sales and operating results from period to period. For example, a sudden change in global economic conditions could have an immediate impact on a large portion of our net sales, a large amount of which are derived from products such as satellite ground station technologies, amplifier products and mission-critical technologies that generally have short order and lead times. Similarly, sales of certain of our public safety and location technologies are subject to sudden changes in wireless carrier procurement strategies, including decisions to sole-source such solutions. As a result of any such conditions or changes, bookings and backlog related to these solutions are extremely sensitive to short-term fluctuations in customer demand.

In addition, a large portion of our Government Solutions segment's net sales are derived in part from large U.S. government programs or large foreign government opportunities that are subject to lengthy sales cycles (including funding requirements) and are therefore difficult to predict.

If global economic business and political conditions deteriorate as compared to the current environment, it could have a material adverse impact on our business outlook and our business, operating results and financial condition.

Although overall current market conditions are strong, many of the end-markets for our products and services have been significantly impacted in the past by adverse global economic conditions. For example, many of our international end-customers are in emerging and developing countries that are subject to sweeping economic and political changes. Many governments around the world are under pressure to reduce their spending. In recent years, global oil and natural gas prices have been volatile and significantly impaired the ability of certain of our government customers in the oil and gas producing regions of the world to invest in telecommunications products and infrastructure. Additionally, the relative strength of the U.S. dollar against many international currencies has negatively impacted the purchasing power for many of our international end-customers because virtually all of our sales are denominated in U.S. dollars. We generate significant sales from Brazil, Russia, India and China as well as other emerging and developing countries.

The business environment is currently stable; however, a sudden change could result in the immediate suppression of end-market demand for many of our products such as satellite ground station technologies and other short-lead time products. The timing, impact, severity and duration of these conditions are impossible to predict. In addition, many of our international customers (including our Middle Eastern and African customers) rely on European bank financing to procure funding for large systems, many of which include our equipment. We believe that European financing has been and continues to be difficult to obtain. Volatility of interest rates may cause our customers to be reluctant to spend funds required to purchase our equipment or projects could be postponed or canceled.

Currently, the United Kingdom ("U.K.") is attempting to negotiate an exit from the European Union, commonly referred to as "Brexit." Although we currently do not sell any significant amount of equipment in the U.K. or maintain large operations in the U.K., adverse consequences concerning Brexit could result in a deterioration in global economic conditions, instability in global financial markets, political uncertainty, volatility in currency exchange rates, or adverse changes in the cross-border agreements currently in place, any of which could have an adverse impact on our financial results in the future.

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

•
Our customers may not be able to obtain financing - Although many of our products are relatively inexpensive when compared to the total systems or networks that they are incorporated into, our sales are affected by our customers' ability to obtain the financing they may require to build out their total systems or networks and fund ongoing operations. Many of our emerging market customers obtain financing for network buildouts from European commercial banks and/or governments. Our customers' inability to obtain adequate financing would adversely affect our net sales. In addition, if the economic environment and lack of financing results in insolvencies for our customers, it would adversely impact the recoverability of our accounts receivable which would, in turn, adversely impact our results of operations.

We have incurred indebtedness under a Credit Facility and may not be able to service that debt in the future and we must maintain compliance with various covenants that impose restrictions on our business.

On October 31, 2018, we entered into a First Amended and Restated Credit Agreement (the "Credit Facility") with a syndicate of lenders, replacing our prior Credit Agreement dated as of February 23, 2016. The new Credit Facility, as amended, provides a senior secured loan facility of up to $550.0 million consisting of: (i) a revolving loan facility with a borrowing limit of $300.0 million; (ii) an accordion feature allowing us to borrow up to an additional $250.0 million; (iii) a $35.0 million letter of credit sublimit; and (iv) a swingline loan credit sublimit of $25.0 million. The obligations under the Credit Facility are secured by substantially all of our tangible and intangible assets.

As of July 31, 2019, the amount outstanding under our Credit Facility was $165.0 million, which is reflected in the non-current portion of long-term debt on our Consolidated Balance Sheet. At July 31, 2019, we also had $2.7 million of standby letters of credit outstanding under our Credit Facility related to guarantees of future performance on certain customer contracts.

The Credit Facility matures on October 31, 2023. If we do not have sufficient funds to repay our debt when due, it may be necessary to refinance our debt through additional debt or equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on such refinancing, increases in interest expense could have a material adverse effect on our business, results of operations and financial condition.

Our Credit Facility contains various affirmative and negative covenants that may restrict our ability to, among other things, permit liens on our property, change the nature of our business, transact business with affiliates and/or merge or consolidate with any other person or sell or convey certain of our assets to any one person.

As of July 31, 2019, our Secured Leverage Ratio (as defined in the Credit Facility, as amended) was 1.74x trailing twelve month ("TTM") Consolidated EBITDA (as defined in the Credit Facility, as amended) compared to the maximum allowable Leverage Ratio of 3.75x TTM Consolidated EBITDA. Our Interest Expense Coverage Ratio as of July 31, 2019 was 12.05x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA.

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

As we enter fiscal 2020, we are involved with acquisition efforts to acquire companies that have complimentary solution offerings. In addition, we expect to continue to evaluate other acquisitions and investments as part of our growth plans. Such efforts may not result in an acquisition or ultimately be beneficial to us.

Future acquisitions or investments may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of large amounts of debt, increases to amortization expense and future write-offs of the acquired intangibles. Acquisitions and investments involve risks that include failing to:

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

During our fiscal years ended July 31, 2019, 2018 and 2017, sales to the U.S. government (including sales to prime contractors to the U.S. government) were $269.2 million, $202.7 million and $180.0 million or 40.1%, 35.5% and 32.7% of our consolidated net sales, respectively. In addition, a large portion of our existing backlog consists of orders related to U.S. government contracts and our Business Outlook for Fiscal 2020 and beyond depends, in part, on significant new orders from the U.S. government, which undergoes extreme budgetary pressures from time to time.

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

The federal debt limit continues to be actively debated as plans for long-term national fiscal policy are discussed. The outcome of these discussions could have a significant impact on defense spending broadly and programs we support in particular. The failure of Congress to approve future budgets and/or increase the debt ceiling of the U.S. on a timely basis could delay or result in the loss of contracts for the procurement of our products and services and we may be asked or required to continue to perform for some period of time on certain of our U.S. government contracts, even if the U.S. government is unable to make timely payments. A decrease in Department of Defense or Department of Homeland Security expenditures, the elimination or curtailment of a material program in which we are involved, or changes in payment patterns of our customers as a result of changes in U.S. government spending could have a material adverse effect on our business, results of operations and financial condition.

Ultimately, the U.S. government may be unable to timely complete its budget process or fully agree upon spending priorities. As such, it is possible that a shutdown of the U.S. government may occur, or interim budgets may be adopted. As such, we may experience delayed orders, delayed payments and declines in net sales, profitability and cash flows. We may experience related supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors. All of the aforementioned conditions and factors could, in the aggregate, have a material adverse effect on our business, results of operations and financial condition. Additionally, cost cutting, efficiency initiatives, reprioritization, other affordability analyses, and changes in budgetary priorities by our governmental customers, including the U.S. government, could adversely impact both of our operating segments. We are unable to predict the impact these or similar events could have on our business, financial position, results of operations or cash flows.

Our contracts with the U.S. government are subject to unique business, commercial and government audit risks.

We depend on the U.S. government for a significant portion of our revenues. Our contracts with the U.S. government are subject to unique business and commercial risks, including:

•	unexpected contract or project terminations or suspensions;

•	unpredictable order placements, reductions, accelerations, delays or cancellations;

•	higher than expected final costs, particularly relating to software and hardware development, for work performed under contracts where we commit to specified deliveries for a fixed-price; and

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

•
Our U.S. government contracts are subject to funding by the U.S. Congress - Our U.S. government contracts are conditioned upon the continuing approval by Congress of the necessary funding. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take more than one year. Consequently, at the beginning of a major program, the contract may not be fully funded, and additional monies are normally committed to the contract only if, and when, appropriations are made by Congress for future fiscal years. Delays or changes in funding can impact the timing of awards or lead to changes in program content. We obtain certain of our U.S. government contracts through a competitive bidding process. There can be no assurance that we will win additional contracts or that actual contracts that are awarded will ultimately be profitable.

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

In addition, all of our U.S. government contracts can be audited by the Defense Contract Audit Agency ("DCAA") and other U.S. government agencies and we can be subject to penalties arising from post-award contract audits (sometimes referred to as a Truth in Negotiations Act or "TINA" audit) or cost audits in which the value of our contracts may be reduced. If costs are found to be improperly allocated to a specific contract, those costs will not be reimbursed, and any such costs already reimbursed would be required to be refunded. TCS has recently undergone audits by the DCAA for periods prior to Comtech’s fiscal 2016 acquisition of TCS and the DCAA has informed us that it is proposing retroactive contracts adjustments that, if finalized and issued, would result in the need for us to provide a refund to the U.S. government of approximately $2.4 million. We disagree with the DCAA’s assessment and would vigorously protest any adjustment. We have not recorded any reserve related to these audits but ultimately an adjustment may be issued. Although we record contract revenues based upon costs we expect to realize upon final audit, we cannot predict the outcome of any such future audits and adjustments, and we may be required to materially reduce our revenues or profits upon completion and final negotiation of audits. Negative audit findings could also result in termination of a contract, forfeiture of profits, suspension of payments, fines and suspension or debarment from U.S. government contracting or subcontracting for a period of time.

Our dependence on sales to international customers exposes us to unique business, commercial and export compliance audit risks.

Sales for use by international customers (including sales to U.S. companies for inclusion in products that will be sold to international customers) represented approximately 25.4%, 25.6% and 28.4% of our consolidated net sales for the fiscal years ended July 31, 2019, 2018 and 2017, respectively, and we expect that international sales will continue to be a significant portion of our consolidated net sales for the foreseeable future. These sales expose us to certain risks, including barriers to trade, fluctuations in foreign currency exchange rates (which may make our products less price-competitive), political and economic instability, exposure to public health epidemics, availability of suitable export financing, tariff regulations, and other U.S. and foreign regulations that may apply to the export of our products. Although we take steps to mitigate our risk with respect to international sales, we may not be able to do so in every instance for any of the following reasons, among others:

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

•
We currently price virtually all of our products in U.S. dollars - Today, virtually all of our sales are denominated in U.S. dollars. Over the last few years, the U.S. dollar has strengthened significantly against many international currencies. As such, many of our international customers experienced a drop in their purchasing power as it relates to their ability to purchase our products. To date, we have not materially changed our selling prices and have experienced lower sales volumes in certain cases. If the U.S. dollar strengthens from current levels against many international currencies, our customers may reduce their spending or postpone purchases of our products and services to a greater extent than we currently anticipate which could have a material adverse effect on our business, results of operations and financial condition.

•
We must comply with all applicable export control laws and regulations of the U.S. and other countries - Certain of our products and systems may require licenses from U.S. government agencies for export from the U.S., and some of our products are not permitted to be exported. In addition, in certain cases, U.S. export controls also severely limit unlicensed technical discussions, such as discussions with any persons who are not U.S. citizens or permanent residents. As a result, in cases where we may need a license, our ability to compete against a non-U.S. domiciled foreign company that may not be subject to the same U.S. laws may be materially adversely affected. U.S. laws and regulations applicable to us include the Arms Export Control Act, the IEEPA, the ITAR, the EAR and the trade sanctions laws and regulations administered by the U.S. Treasury Department's OFAC.

•
We must comply with the FCPA and similar laws elsewhere - We are subject to the FCPA and other foreign laws prohibiting corrupt payments to government officials, which generally bar bribes or unreasonable gifts to foreign governments or officials. Violations of these laws or regulations could result in significant sanctions, including disgorgement of profits, fines, criminal sanctions against us, our officers, our directors, or our employees, more onerous compliance requirements, more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. A violation of any of the regulations enumerated above could materially adversely affect our business, financial condition and results of operations. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, agents, or subsidiaries will not violate our policies. Additionally, changes in regulatory requirements which could restrict our ability to deliver services to our international customers, including the addition of a country to the list of sanctioned countries under the IEEPA or similar legislation could negatively impact our business. For the fiscal years ended July 31, 2019, 2018 and 2017, we have conducted virtually no business with states designated as sponsors of terrorism.

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

In October 2014, we disclosed to OFAC that we learned during a self-assessment of our export transactions that a shipment of modems sent to a Canadian customer by Comtech EF Data Corp. was incorporated into a communication system, the ultimate end user of which was the Sudan Civil Aviation Authority. The sales value of this equipment was approximately $288,000. At the time of shipment, OFAC regulations prohibited U.S. persons from doing business directly or indirectly with Sudan. In late 2015, OFAC issued an administrative subpoena seeking further information about the disclosed transaction. We have responded to the subpoena, including alerting OFAC to Comtech’s repair of three modems for a customer in Lebanon who may have rerouted the modems from Lebanon to Sudan without the required U.S. licensing authorization. In September 2018, Comtech agreed to enter into a Tolling Agreement with OFAC, which extends the statute of limitations in this matter through December 31, 2019. The Tolling Agreement was shortly followed by a second administrative subpoena seeking additional information about the disclosed transaction. In December 2018, Comtech responded to a second administrative subpoena from OFAC, answering the questions it posed and providing all the documents it sought. U.S. sanctions with respect to Sudan were revoked in 2017. Consistent with the revocation of the SSR, shipments to the Sudan Civil Aviation Authority by U.S. persons are now permissible. We are not able to predict whether OFAC will take any enforcement action against us in light of the recent revocation of the SSR. If OFAC determines that we have violated U.S. trade sanctions, civil and criminal penalties could apply, and we may suffer reputational harm. Even though we take precautions to avoid engaging in transactions that may violate U.S. trade sanctions, those measures may not be effective in every instance.

In May 2018, we were informed by the Office of Export Enforcement ("OEE") of the Department of Commerce ("DoC") that it was forwarding to the DoC's Office of Chief Counsel, the results of its audit of international shipments by Comtech Xicom Technology, Inc. for further review and possible determination of an administrative penalty. We fully cooperated with the OEE in their audit and, based on our self-assessment of the approximately 7,800 individual transactions audited, have determined that six (6) transactions may not have been fully in compliance with the EAR. These six (6) items, for which export licenses were not obtained, were either spares or repaired power amplifier subassembly components valued at less than $100,000 (in aggregate) and were shipped to Brazil, Italy, Russia, Thailand and the United Arab Emirates. The EAR provides an exception to the requirement to obtain an export license for the replacement of a defective or damaged component. During our self-assessment, we determined that we inadvertently did not obtain export licenses for the spares or have evidence of the return or destruction of the defective or damaged components necessary to authorize our use of the export license exception for the replacements. Since discovering this issue, we have implemented additional controls and procedures and have increased awareness of these specific export requirements throughout the Company to help avoid similar occurrences in the future. Administrative penalties under the EAR can range from a warning letter to a denial of export privileges. A civil monetary penalty not to exceed the amount set forth in the Export Administration Act ("EAA") may be imposed for each violation, and in the event that any provision of the EAR is continued by any other authority, the maximum monetary civil penalty for each violation shall be that provided by such other authority. Administrative penalties under the EAR are currently determined pursuant to the IEEPA, which can reach the greater of twice the amount of the transaction that is the basis of the violation or approximately $300,000 per violation. We have not recorded an accrual related to a possible administrative penalty and continue to work cooperatively with the OEE.

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

•
We may be affected by the future imposition of tariffs and trade restrictions - The current U.S. administration has signaled support for, and in some instances has taken action with respect to, major changes to certain trade policies, such as the imposition of additional tariffs on imported products, the withdrawal from or renegotiation of certain trade agreements and the imposition of certain export sanctions. Such changes could result in retaliatory actions by the United States’ trade partners. For example, over the last several months, the U.S. has increased tariffs on certain imports from China, as well as on steel and aluminum products imported from various countries and imposed export sanctions on certain Chinese entities. In response, China, the European Union, and several other countries have imposed or proposed additional tariffs on certain exports from the U.S. Our inability to effectively manage the negative impacts of changing U.S. and foreign trade policies, including, in connection with our business with customers outside of the United States or with newly sanctioned entities could adversely affect our business and financial results.

Our investments in recorded goodwill and other intangible assets could be impaired as a result of future business conditions, a deterioration of the global economy or if we change our reporting unit structure.

As of July 31, 2019, goodwill recorded on our Consolidated Balance Sheet aggregated $310.5 million. Additionally, as of July 31, 2019, net intangibles recorded on our Consolidated Balance Sheet aggregated $261.9 million.

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

On August 1, 2019 (the first day of our fiscal 2020), we performed our annual quantitative assessment and estimated the fair value of each of our reporting units using a combination of the income and market approaches. Based on our quantitative evaluation, we determined that our Commercial Solutions and Government Solutions reporting units had estimated fair values in excess of their carrying values of at least 29.0% and 122.2%, respectively, and concluded that our goodwill was not impaired and that neither of our two reporting units was at risk of failing the quantitative assessment. It is possible that, during fiscal 2020 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, or our common stock price could decline. A significant decline in our customers' spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a quantitative assessment during fiscal 2020 or beyond. If assumed net sales and cash flow projections are not achieved in future periods or our common stock price significantly declines from current levels, our Commercial Solutions or Government Solutions reporting units could be at risk of failing the quantitative assessment and goodwill and intangibles assigned to the respective reporting units could be impaired.

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2020 (the start of our fiscal 2021). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangibles with finite lives when an event occurs indicating the potential for impairment. We believe that the carrying values of our net intangibles were recoverable as of July 31, 2019. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

We could be negatively impacted by a systems failure, lack of or failure of a redundancy, security breach through cyber attack, cyber intrusion or otherwise, by other significant disruption of our IT networks or those we operate for certain customers, or third-party data center facilities, servers and related systems. If such occurs in some cases, we may have to reimburse our customers for damages that they may have incurred, pay contract penalties, or provide refunds.

Similar to all companies in our industry, we are under constant cyber attack and are subject to an ongoing risk of security breaches and disruptions of our IT networks and related systems, including third-party data center facilities, whether through actual breaches, cyber attacks or cyber intrusions via the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization. Actual security breaches or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, have increased in recent years and have become more complex. Our IT network and systems, as well as third-party data center facilities, have been and, we believe, continue to be under constant attack. We face an added risk of a security breach or other significant disruption to certain of our equipment used on some of our customer’s IT networks and related systems which may involve managing and protecting information relating to public safety agencies, wireless carriers as well as national security and other sensitive government functions. Many of our systems have, or are required to have, system redundancies and back-up; in some cases, we may not have sufficient redundancy and/or redundancy and/or back-ups may fail. We may incur significant costs to prevent and respond to system failures, failure of redundancies, actual breaches, cyber attacks and other systems disruptions.

As a communications company, and particularly as a government contractor and a provider of public safety and location technologies (including 911 hosted systems), we face a heightened risk of a security breach or disruption from actual breaches, cyber attacks and other threats to gain unauthorized access to our and our customers' proprietary or classified information on our IT networks, third-party data center facilities and related systems and to certain of our equipment used on some of our customer’s IT networks and related systems. These types of information and IT networks and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers. Although we make significant efforts to maintain the security and integrity of these types of information and IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that actual security breaches or disruptions will not be successful or damaging. Even the most well protected information, networks, data centers, systems and facilities remain potentially vulnerable because security breaches, particularly cyber attacks and intrusions, and disruptions have occurred and will occur again in the future. Techniques used in such breaches and cyber attacks are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. In some cases, the resources of foreign governments may be behind such attacks. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk.

A security breach or other significant disruption (including as a result of a lack of redundancy and/or failure of such redundancy) involving these types of information and IT networks and related systems could:

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

•	Compromise national security and other sensitive government functions;

•	Require significant management attention and resources to remedy the damage that results;

•	Make payments to our customers to reimburse them for damages, or pay them penalties or provide refunds; and

•	Damage our reputation with our customers (particularly agencies of the U.S. government) and the public generally.

In addition, the cost of continually defending against cyber attacks and actual breaches has increased in recent years and future costs and any or all of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

The measures we have implemented to secure information we collect and store or enable access to may be breached, which could cause us to breach agreements with our partners and expose us to potential investigation and penalties by authorities and potential claims for contract breach, product liability damages, credits, penalties or termination by persons whose information was disclosed.

We take reasonable steps to protect the security, integrity and confidentiality of the information we collect and store and to prevent unauthorized access to third-party data to which we enable access through our products, but there is no guarantee that inadvertent or unauthorized disclosure will not occur or that third parties will not gain unauthorized access despite our efforts. If such unauthorized disclosure or access does occur, we may be required to notify persons whose information was disclosed or accessed under existing and proposed laws. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We also may be subject to claims of breach of contract for such disclosure, investigation and penalties by regulatory authorities and potential claims by persons whose information was disclosed. If there is a security breach or if there is an inappropriate disclosure of any of these types of information, we could be exposed to investigations, litigation, fines and penalties. Remediation of and liability for loss or misappropriation of end user or employee personal information could have a material adverse effect on our business, results of operations and financial condition. Even if we were not held liable for such event, a security breach or inappropriate disclosure of personal, private or confidential information could harm our reputation and our relationships with current and potential customers and end users. Even the perception of a security risk could inhibit market acceptance of our products and services. We may be required to invest additional resources to protect against damage caused by any actual or perceived disruptions of our services. We may also be required to provide information about the location of an end user’s mobile device to government authorities, which could result in public perception that we are providing the government with intelligence information and deter some end users from using our services. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.

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

Our federal income tax returns for fiscal 2017 and 2018 are subject to potential future Internal Revenue Service (“IRS”) audit. None of our state income tax returns prior to fiscal 2015 are subject to audit. TCS' federal income tax returns for tax year 2015 and the tax period from January 1, 2016 to February 23, 2016, the date we acquired TCS, are subject to potential future IRS audit. None of TCS' state income tax returns prior to calendar year 2014 are subject to audit. In addition to income tax audits, TCS is subject to ongoing state excise tax audits by the Washington State Department of Revenue. Although adjustments relating to past audits of our federal income tax returns were immaterial, a resulting tax assessment or settlement for other periods or other jurisdictions that may be selected for future audit could have a material adverse effect on our business, consolidated results of operations and financial condition.

We have significant operations in Arizona, Florida, California, Washington State, Maryland, New York and other locations which could be materially and adversely impacted in the event of a terrorist attack and government responses thereto or significant disruptions (including natural disasters) to our business.

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

Although many of our mission-critical systems and equipment are designed with built-in redundancy and security, any unanticipated interruption or delay in our operations or breach of security could have a material adverse effect on our business, results of operations and financial condition. Our property and business interruption insurance may not be adequate to compensate us for any losses that may occur in the event of a terrorist attack, threat, system failure or a breach of security. Insurance may not be available to us at all or, if available, may not be available to us on commercially reasonable terms.

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

We design and manufacture our over-the-horizon microwave equipment and systems in Florida, where major hurricanes have occurred in the past, and amplifiers in Santa Clara, California, an area close to major earthquake fault lines, and also manufacture amplifiers in Melville, New York, an area subject to hurricanes. Additionally, certain of our Commercial Solutions segment activities are conducted in Washington State which is also near a fault line. We maintain operations in Maryland near a U.S. Navy facility which is more prone to a terrorist attack. Our operations in these and other locations (such as in our high-volume technology manufacturing center located in Tempe, Arizona), could be subject to natural disasters or other significant disruptions, including hurricanes, tornadoes, typhoons, tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, medical epidemics, acts of terrorism, power shortages and blackouts, telecommunications failures, and other natural and man-made disasters or disruptions.

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

•
Our future growth is dependent, in part, on developing NG-911 compliant products - The FCC requires that certain location information be provided to network operators for public safety answering points when a subscriber makes a 911 call. Technical failures, greater regulation by federal, state or foreign governments or regulatory authorities, time delays or the significant costs associated with developing or installing improved location technology could slow down or stop the deployment of our mobile location products. If deployment of improved location technology is delayed, stopped or never occurs, market acceptance of our products and services may be materially adversely affected. Because we rely on some third-party location technology instead of developing all of the technology ourselves, we have little or no influence over its improvement. The technology employed with NG-911 services generally anticipates a migration to internet-protocol ("IP") based communication. Since many companies are proficient in IP-based communication protocols, the barriers to entry to providing NG-911 products and services are lower than exist for the traditional switch-based protocols. If we are unable to develop unique and proprietary solutions that are superior to and/or more cost effective than other market offers, our 911 business could get replaced by new market entrants, resulting in a material adverse effect on our business, results of operations and financial condition.

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

Regulation of the mobile communications industry and VoIP is evolving, and unfavorable changes or our failure to comply with existing and potential new legislation or regulations could harm our business and operating results.

As the mobile communications industry continues to evolve, we believe greater regulation by federal, state or foreign governments or regulatory authorities is likely and we face certain risks including:

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

Recently, there has been a number of laws and regulations enacted that affect companies conducting business on the Internet, including the European General Data Protection Regulation ("GDPR"). The GDPR imposes certain privacy related requirements on companies that receive or process personal data of residents of the European Union that are currently different than those in the United States and include significant penalties for non-compliance. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas affecting our business, such as liability for personal data protection. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. Our costs to comply with the GDPR as well any other similar laws and regulations that emerge may negatively impact our business.

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

We are engaged in business activities characterized by rapid technological change, evolving industry standards, frequent new product announcements and enhancements, and changing customer demands. The introduction of products and services or future industry standards embodying new technologies, such as multi-frequency time-division multiple access ("MF-TDMA") based technologies could render any of our products and services obsolete or non-competitive. The successful execution of our business strategy is contingent upon wireless network operators launching and maintaining mobile location services, our ability to maintain a technically skilled development and engineering team, our ability to create new network software products and adapt our existing products to rapidly changing technologies, industry standards and customer needs. As a result of the complexities inherent in our product offerings, new technologies may require long development and testing periods. Additionally, new products may not achieve market acceptance or our competitors could develop alternative technologies that gain broader market acceptance than our products. If we are unable to develop and introduce technologically advanced products that respond to evolving industry standards and customer needs, or if we are unable to complete the development and introduction of these products on a timely and cost effective basis, it could have a material adverse effect on our business, results of operations and financial condition or could result in our technology becoming obsolete.

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

Our Commercial Solutions segment provides various technologies that are utilized on mobile phones. Applications from competitors for location-based or text-based messaging platforms may be preloaded on mobile devices by original equipment manufacturers, or OEMs, or offered by OEMs directly. Increased competition from providers of location-based services which do not rely on a wireless carrier may result in fewer wireless carrier subscribers electing to purchase their wireless carrier’s branded location-based services, which could harm our business and revenue. In addition, these location-based or text-based services may be offered for free or on a one-time fee basis, which could force us to reduce monthly subscription fees or migrate to a one-time fee model to remain competitive. We may also lose end users or face erosion in our average revenue per user if these competitors deliver their products without charge to the consumer by generating revenue from advertising or as part of other applications or services.

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

Our Commercial Solutions segment provides public safety and location technologies to various state and local municipalities and to a large extent, we are reliant on the success of our wireless partners and distributors to meet our growth objectives. In some cases, our wireless partners may have different objectives, or our distributors may not be successful. For example, in fiscal 2019, AT&T informed us that it will move all 911 call routing solutions to a competitor in full by April 2020. We also began an evaluation and repositioning of certain of our location technology solutions within our Commercial Solutions segment in order to focus on providing higher margin solution offerings and increase our penetration into the public safety space. To date, we have ceased offering certain location technology solutions, have worked with customers to wind-down certain legacy contracts and have not renewed certain contracts. Going forward, we intend to continue to work with our partners and expand our direct and indirect sales and distribution channels in this area. If we are not successful in doing so, we may not be able to achieve our long-term business goals.

Contract cost growth on our firm fixed-price contracts, including most of our government contracts, cost reimbursable type contracts and other contracts that cannot be justified as an increase in contract value due from customers exposes us to reduced profitability and the potential loss of future business and other risks.

A substantial portion of our products and services are sold under firm fixed-price contracts. Firm fixed-price contracts inherently have more risk than flexibly priced contracts. This means that we bear the risk of unanticipated technological, manufacturing, supply or other problems, price increases or other increases in the cost of performance. Future events could result in either upward or downward adjustments to those estimates which could negatively impact our profitability. Operating margin is materially adversely affected when contract costs that cannot be billed to the customer are incurred. This cost growth can occur if initial estimates used for calculating the contract price were incorrect, or if estimates to complete increase. To a lesser extent, we provide products and services under cost reimbursable type contracts which carry the entire burden of costs exceeding a negotiated contract ceiling price.

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

Also the accounting rules and regulations that we must comply with are complex. Accounting rules and regulations are continually changing in ways that could materially impact our financial statements. As further discussed in "Notes to Consolidated Financial Statements - Note (1) - Summary of Significant Accounting and Reporting Policies" included in "Part II - Item 8. - Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K, we note the following:

•
We must maintain compliance with new complex revenue recognition rules - On August 1, 2018 (our first quarter of fiscal 2019), we adopted ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)," which replaces numerous requirements in U.S. GAAP, including industry specific requirements, and provides a single revenue recognition model for contracts with customers. The ASU applies to all open contracts existing as of August 1, 2018. We adopted this ASU using the modified retrospective method and there was no material impact on our business, results of operations and financial condition.

•
We must maintain compliance with new complex lease accounting rules - In February 2016, the FASB issued ASU 2016‑02, "Leases (Topic 842)," to revise existing lease accounting guidance. The update requires most leases to be recorded on the balance sheet as a lease liability, with a corresponding right‑of‑use asset. We adopted Topic 842 on August 1, 2019, the beginning of our first quarter of fiscal 2020. Except for recording a total right -of-use asset and corresponding lease liability on our Consolidated Balance Sheet, which amount approximates 4.0% of our total consolidated assets at July 31, 2019, our adoption of Topic 842 is not expected to have a material impact to our future statements of operations or cash flows. We continue to evaluate our adoption of this new standard, as well as our ongoing financial reporting disclosures requirements.

We must comply with these new rules on a go-forward basis. Because of the uncertainties of the estimates, judgments and assumptions associated with these new accounting standards, as well as with any future guidance or interpretations related to them, we may incur additional costs and cannot provide any assurances that we will be able to comply with such complex rules.

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

A significant portion of the backlog from our U.S. commercial customers relates to large, multi-year contracts to provide state and local governments (and their agencies) with public safety and location technology solutions. Although the contracts themselves represent legal, binding obligations of these governments, funding is often subject to the approval of budgets (for example, on an annual or bi-annual basis). Although funding for these multi-year contracts are dependent on future budgets being approved, we include the full estimated value of these large, multi-year contracts in our backlog given the critical nature of the services being provided and the positive historical experience of our state and local government customers passing their respective budgets.

We record a provision for excess and obsolete inventory based on historical and projected usage trends and other factors, including the consideration of the amount of backlog we have on hand at any particular point in time. If orders in our backlog are canceled or modified, our estimates of future product demand may prove to be inaccurate, in which case we may have understated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory is overvalued, we will be required to recognize such costs in our financial statements at the time of such determination. Any such charges could be materially adverse to our results of operations and financial condition.

We face a number of risks relating to the expected growth of our business. Our business and operating results may be negatively impacted if we are unable to manage this growth.

These risks include:

•
The loss of key technical and/or management personnel could adversely affect our business - Our future success depends on the continued contributions of key technical and management personnel. Many of our key and technical management personnel would be difficult to replace and are not subject to employment or non-competition agreements. We currently have research and development employees in areas that are located a great distance away from our U.S. headquarters and some work out of their respective homes. Managing remote product development operations is difficult and we may not be able to manage the employees in these remote centers successfully. Our expected growth and future success will depend, in large part, upon our ability to attract and retain highly qualified engineering, sales and marketing personnel. Competition for such personnel from other companies, academic institutions, government entities and other organizations is intense. Although we believe that we have been successful to-date in recruiting and retaining key personnel, we may not be successful in attracting and retaining the personnel we will need to grow and operate profitably. Also, the management skills that have been appropriate for us in the past may not continue to be appropriate if we grow and diversify.

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

•
Our markets are highly competitive and there can be no assurance that we can continue to compete effectively - The markets for our products are highly competitive. There can be no assurance that we will be able to continue to compete successfully on price or other terms, or that our competitors will not develop new technologies and products that are more effective than our own. We expect the Department of Defense’s increased use of commercial off-the-shelf products and components in military equipment will encourage new competitors to enter the market. Also, although the implementation of advanced telecommunications services is in its early stages in many developing countries, we believe competition will continue to intensify as businesses and foreign governments realize the market potential of telecommunications services. Many of our competitors have financial, technical, marketing, sales and distribution resources greater than ours. Recently, we have seen increased requests for proposals from large wireless carriers for sole-source solutions and have responded to several such requests. In order to induce retention of existing customer contracts and obtain business on a sole-source basis, we may ultimately agree to adjust pricing on a retroactive basis. If our sole-source proposals are rejected in favor of a competitor’s proposal, it could result in the termination of existing contracts, which could have a material adverse effect on our business, results of operations and financial condition.

•
We may not be able to obtain sufficient components to meet expected demand - Our dependence on component availability, government furnished equipment, subcontractors and key suppliers, including the core manufacturing expertise of our high-volume technology manufacturing center located in Tempe, Arizona, exposes us to risk. Although we obtain certain components and subsystems from a single source or a limited number of sources, we believe that most components and subsystems are available from alternative suppliers and subcontractors. During the past year or so, and as a result of overall increased industry-wide demand, lead times for many components have increased. In addition, threats of or actual tariffs could limit our ability to obtain certain parts on a cost-effective basis, or at all. A significant interruption in the delivery of such items could have a material adverse effect on our business, results of operations and financial condition. In addition, if our high-volume technology manufacturing center located in Tempe, Arizona is unable to produce sufficient product or maintain quality, it could have a material adverse effect on our business, results of operations and financial condition.

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

We rely upon various third-party companies and their technology to provide services to our customers and if we are unable to obtain such services at reasonable prices, or at all, our gross margins and our ability to provide the services of our wireless applications business could be materially adversely affected.

Risks from our reliance with these third parties include:

•
The loss of mapping and third-party content - The wireless data services provided to our customers are dependent on real-time, continuous feeds from map data, points of interest data, traffic information, gas prices, theater, event and weather information from vendors and others. Any disruption of this third-party content from our satellite feeds or backup landline feeds or other disruption could result in delays in our subscribers’ ability to receive information. We obtain this data that we sell to our customers from companies owned by current and potential competitors, who may act in a manner that is not in our best interest. If our suppliers of this data or content were to enter into exclusive relationships with other providers of location-based services or were to discontinue providing such information and we were unable to replace them cost effectively, or at all, our ability to provide the services of our wireless applications business would be materially adversely affected. Our gross margins may also be materially adversely affected if the cost of third-party data and content increases substantially.

•
Third-party data centers or third-party networks may fail - Many products and services of our advanced communication solutions, in particular our public safety and location technology solutions, are provided through a combination of our servers, which we house at third-party data centers, and the networks of our wireless carrier partners. Certain of our data centers are currently hosted in cloud-based applications operated by third parties such as Amazon Web Services and Microsoft or third-party facilities located in Irvine, California, San Francisco, California, Dallas, Texas and Raleigh, North Carolina, and we may use others as required. We also use third-party data center facilities in the Phoenix, Arizona area to provide for disaster recovery. As such, our business relies to a significant degree on the efficient and uninterrupted operation of the third-party data centers we use. Network failures, disruptions or capacity constraints in our third-party data center facilities or in our servers maintained at their location could affect the performance of the products and services of our wireless applications and 911 business and harm our reputation and our revenue. The ability of our subscribers to receive critical location and business information requires timely and uninterrupted connections with our wireless network carriers. Any disruption from our satellite feeds or backup landline feeds could also result in delays in our subscribers’ ability to receive information.

•
We must integrate our technologies and routinely upgrade them - We may not be able to upgrade our location services platform to support certain advanced features and functionality without obtaining technology licenses from third parties. Obtaining these licenses may be costly and may delay the introduction of such features and functionality, and these licenses may not be available on commercially favorable terms, or at all. Problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and patent rights, labor, learning curve assumptions, or materials and components could prevent us from achieving contractual obligations. In addition, our products cannot be tested and proven in all situations and are otherwise subject to unforeseen problems. The inability to offer advanced features or functionality, or a delay in our ability to upgrade our location-based services platform, may materially adversely affect demand for our products and services and, consequently, have a material adverse effect on our business, results of operations and financial condition.

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

In some cases, we have agreed to assume the defense of the case. In others, the Company will negotiate with these customers in good faith because the Company believes its technology does not infringe the cited patents or due to specific clauses within the customer contractual arrangements that may or may not give rise to an indemnification obligation. It is not possible to determine the maximum potential amount the Company may spend under these agreements due to the unique facts and circumstances involved in each particular agreement.

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

For example, a customer that purchased a TCS 911 call handling software solution in December 2014 (which was more than one year prior to our acquisition of TCS) (the "TCS Legacy Customer") informed us that it experienced several network outages and that it would seek indemnification for any claims made against it as a result of such outages. Settlement conversations were had with this customer for several months and a mutual agreement was not reached. In September 2019, this customer filed a lawsuit which has accused us of committing fraud because, among other things, we failed to provide them with supposedly promised redundancy. We vigorously contest that we violated any contractual obligations, much less committed fraud, and have submitted notification to our insurance carriers of the lawsuit for review and consideration of coverage for potential liability that may arise from this lawsuit. We are also reviewing with counsel our multiple counter claims against this TCS Legacy Customer. For additional information related to this lawsuit, see "Notes to Consolidated Financial Statements - Note (13)(b) - Commitments and Contingencies - Legal Proceedings and Other Matters" included in "Part II - Item 8.- Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K.

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

Software products, such as our 911 call handling software solutions, must meet stringent customer technical requirements and we must satisfy our warranty obligations to our customers. TCS had a call handling software solution developed more than ten years ago and was licensed to customers prior to our acquisition of TCS. Older versions of this software solution remain deployed by certain end-customers. In fiscal 2016, AT&T, a distributor of this small TCS product line, informed us that they did not believe we met certain contractual specifications related to performance and usability of the software solution. During fiscal 2018, we entered into a full and final warranty settlement with AT&T, pursuant to which we issued thirty-six credits to AT&T of $0.2 million, which AT&T can apply on a monthly basis to purchases of solutions from us, beginning October 2017 through September 2020. For additional information related to this warranty settlement, see "Notes to Consolidated Financial Statements - Note (6) - Accrued Expenses and Other Current Liabilities" included in "Part II - Item 8.- Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K. Our current accrued warranty obligations at July 31, 2019 include $4.0 million of warranty obligations for the legacy TCS 911 call handling software solution. Our warranty liability associated with this issue was determined based on a review of contractual obligations, estimates of costs to enhance the software and include the terms of settlement with AT&T. We believe our customer support plan, which includes an intention to continue to support end-customers in exchange for an annual customer support fee, has mitigated the negative reputational impact of this issue. In fiscal 2019, 2018 and 2017, sales related to the legacy TCS 911 call handling software solution were $6.6 million, $7.0 million and $5.5 million, respectively. A significant portion of such sales were derived from our relationship with AT&T. Sales in fiscal 2020 for this old product line are expected to decline to virtually zero. Ultimately, our estimated warranty costs for this product may not be sufficient.

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

Our competitive position is driven in part by our intellectual property and other proprietary rights. Third parties, however, may claim that we, our products, operations or any products or technology we obtain from other parties are infringing their intellectual property rights, and we may be unaware of intellectual property rights of others that may impact some of our assets, technology and products. From time to time we receive letters from third parties who allege we are infringing their intellectual property and ask us to license such intellectual property. We review the merits of each such letter and respond as we deem appropriate.

From time to time our customers are parties to allegations of intellectual property infringement claims based on our customers’ incorporation and use of our products and services, which may lead to demands from our customers for us to indemnify them for costs in defending those allegations. Any litigation regarding patents, trademarks, copyrights or intellectual property rights, even those without merit, and the related indemnification demands of our customers, can be costly and time consuming, and divert our management and key personnel from operating our business. The complexity of the technology involved, and inherent uncertainty and cost of intellectual property litigation increases our risks. If any third party has a meritorious or successful claim that we are infringing its intellectual property rights, we may be forced to change our products or enter into licensing arrangements with third parties, which may be costly or impractical. This also may require us to stop selling our products as currently engineered, which could harm our competitive position. We also may be subject to significant damages or injunctions that prevent the further development and sale of certain of our products or services and may result in a material loss of revenue.

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

Although we have a long history of providing services to many of our wireless carrier partners, a change in purchasing or procurement strategies by a wireless carrier partner could result in the loss of business from that partner. Additionally, from time to time, we routinely perform services without a multi-period contract while we negotiate new and extended contract terms and pricing. These negotiations are complex and may take long periods of time. Even when we successfully negotiate a multi-period contract, our wireless carrier contracts, such as the ones with Verizon which accounted for 9.1% of our sales in fiscal 2019, provide for terminations with notice and provide a mechanism for the wireless carrier to renegotiate lower fees and/or change services. Fee pressure from these carriers are constant and ongoing. Thus, even when we obtain a multi-period contract term, our revenues could be suddenly and materially reduced.

Competitors offer technology that has functionality similar to ours for free, under different business models. Competition from such free offerings may reduce our revenue and harm our business. If our wireless carrier partners can offer such technology to their subscribers for free, they may elect to cease their relationships with us, alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our subscription fees or pursue other business strategies that may not prove successful for us and could have a material adverse effect on our business, results of operations and financial condition.

Potential future business combinations among wireless network operators could result in a loss of revenue for our business.

The telecommunications industry generally is currently undergoing a consolidation phase. For example, T-Mobile US, Inc. ("T-Mobile") and Sprint Corporation have announced a merger. We currently generate several million dollars of revenue from both of these companies and we are uncertain of the impact that this merger may have on us in the future. Many of our customers, specifically wireless carrier customers of our Commercial Solutions segment, have or may become the target of acquisitions. If the number of our customers is significantly reduced as a result of this consolidation trend, or if the resulting companies do not utilize our product offerings, our business, results of operations and financial condition could be materially adversely affected.

If our wireless carrier partners change the pricing and other terms by which they offer our products to their end-customers or do not continue to provide our services at all or renegotiate lower fees with us, our business, results of operations, and financial condition could be suddenly and materially adversely affected.

We generate a significant portion of our revenue from customers that are wireless carriers, such as Verizon which accounted for 9.1% of our revenues in fiscal 2019. In addition, a portion of our revenue is derived from subscription fees that we receive from our wireless carrier partners for end-users who subscribe to our service on a standalone basis or in a bundle with other services. Future revenue will depend on the pricing and quality of those services and subscriber demand for those services, which may vary by market, and the level of subscriber turnover experienced by our wireless carrier partners. If subscriber turnover increases more than we anticipate, our financial results could be materially adversely affected.

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

If we are unable to meet contractual requirements with our wireless carrier partners, such as Verizon, they could terminate our agreements or we may be required to refund a portion of monthly subscriptions fees they have paid us.

Risks Related to our Common Stock

Our stock price is volatile.

The stock market in general and the stock prices of technology-based companies, in particular, experience extreme volatility that often is unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate significantly in the future as well. Factors that could have a significant impact on the market price of our stock include, among others:

•	strategic transactions, such as acquisitions and divestures;

•	our ability to successfully integrate and manage recent acquisitions;

•	issuance of potentially dilutive equity or equity-type securities;

•	issuance of debt;

•	future announcements concerning us or our competitors;

•	receipt or non-receipt of substantial orders for products and services;

•	quality deficiencies in services or products;

•	results of technological innovations;

•	new commercial products;

•	changes in recommendations of securities analysts;

•	government regulations;

•	changes in the status or outcome of government audits;

•	proprietary rights or product or patent litigation;

•	changes in U.S. government policies;

•	changes in economic conditions generally, particularly in the telecommunications sector;

•	changes in securities market conditions, generally;

•	changes in the status of litigation and legal matters (including changes in the status of export matters);

•	cyber attacks;

•	energy blackouts;

•	acts of terrorism or war;

•	inflation or deflation; and

•	rumors or allegations regarding our financial disclosures or practices.

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

Our ability to continue to pay quarterly dividends will depend on our ability to generate sufficient cash flows from operations in the future and maintain compliance with our Credit Facility, as amended. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Future dividends remain subject to compliance with financial covenants under the Company's Credit Facility, as amended, as well as Board approval. Our Board of Directors may, at its discretion, decrease the targeted annual dividend amount or entirely discontinue the payment of dividends at any time.

Additionally, our ability to declare and pay dividends and make other distributions with respect to our capital stock may also be restricted by the terms of our Credit Facility, as amended, and may be restricted by the terms of financing arrangements that we enter into in the future.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Historically, we have not owned any material properties or facilities and have relied upon a strategy of leasing. The following table lists our primary leased facilities at July 31, 2019:

Location		Property Type	Square Footage	Lease Expiration
Commercial Solutions Segment
Tempe, Arizona	(A)	Manufacturing and Engineering	152,000	February 2021
Seattle, Washington	(B)	Network Operations, R&D, Engineering and Sales	57,000	December 2022
Santa Clara, California	(C)	Manufacturing and Engineering	47,000	April 2026
Various facilities	(D)	Engineering and General Office	35,000	Various
Westwood, Massachusetts	(E)	Network Operations	19,000	March 2023
Lake Forest, California	(F)	R&D and Engineering	18,000	July 2023
Greenwood Village, Colorado	(F)	Network Operations	17,000	July 2020
Gatineau, Canada	(G)	Network Operations, R&D, Engineering, Sales and General Office	15,000	April 2023
Moscow, Idaho	(H)	Support, Engineering and Sales	13,000	February 2025
Annapolis, Maryland	(F)	Support, Engineering and Sales	11,000	July 2026
Fremont, California	(H)	Support, Engineering and Sales	10,000	April 2020
Germantown, Maryland	(I)	Engineering and General Office	6,000	May 2025
			400,000
Government Solutions Segment
Orlando, Florida	(J)	Manufacturing and Engineering	99,000	April 2026
Tampa, Florida	(J)	Manufacturing (Currently Vacated)	46,000	April 2020
Melville, New York	(K)	Manufacturing and Engineering	45,000	December 2021
Cypress, California	(F)	Support, Engineering and Sales	28,000	July 2025
Germantown, Maryland	(I)	Engineering and General Office	26,000	May 2025
Various facilities	(L)	Support, Engineering and Sales	14,000	Various
Richardson, Texas	(F)	R&D and Engineering	13,000	July 2020
Annapolis, Maryland	(F)	Support, Engineering and Sales	6,000	July 2026
			277,000
Corporate
Annapolis, Maryland	(F)	General Office and Common Areas	2,000	July 2026
Melville, New York	(M)	Corporate Headquarters and General Office	9,600	August 2027
			11,600

Total Square Footage			688,600

(A)
Although primarily used for our satellite earth station product lines, which are part of the Commercial Solutions segment, both of our business segments utilize, from time to time, our high-volume technology manufacturing facilities located in Tempe, Arizona. These manufacturing facilities utilize state-of-the-art design and production techniques, including analog, digital and RF microwave production, hardware assembly and full service engineering. Our leases for these facilities expire from fiscal 2020 through fiscal 2021.

(B)	Our office in Seattle, Washington is used primarily for servicing and hosting our wireless and VoIP E911 public safety support services.

(C)
Our Commercial Solutions segment manufactures certain amplifiers in a leased manufacturing facility located in Santa Clara, California. Our Commercial Solutions segment also operates a small office in the United Kingdom with a lease that expires in October 2021.

(D)
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

(E)	Our Commercial Solutions segment maintains office space in Westwood, Massachusetts used primarily for servicing and hosting our wireless and VoIP E911 public safety support services.

(F)
We have leases for facilities in Annapolis, Maryland; Lake Forest, California and Greenwood Village, Colorado used primarily for the design and development of our software-based systems and applications and network operations. Major manufacturing and engineering facilities for our Government Solutions segment include Orlando, Florida, Cypress, California and Richardson, Texas.

(G)	Our Commercial Solutions segment maintains office space in Gatineau, Canada that is utilized for network operations, R&D, engineering and sales of our public safety and location technology solutions.

(H)	Our offices in Moscow, Idaho and Fremont, California are primarily used for research and development, engineering and sales of our satellite earth station products.

(I)
Our Government Solutions segment leases a 32,000 square foot facility located in Germantown, Maryland, which is primarily used to support the U.S. Army's BFT-1 sustainment activities and certain cyber training activities. Our Government Solutions segment occupies 26,000 feet of the facility with the remainder utilized by our Commercial Solutions segment.

(J)
Our Government Solutions segment engineers and manufactures our over-the-horizon microwave systems and tactical-based satellite equipment in a leased facility in Orlando, Florida. This segment also leases a small office in North Africa. As part of our cost reduction initiatives in our Government Solutions segment, we migrated our manufacturing and engineering activities from our Tampa, Florida facility to our Orlando, Florida facility. As the lease on Tampa, Florida facility expires in fiscal 2020, we are seeking opportunities to sublease the space for the duration of the lease.

(K)
Our Government Solutions segment manufactures certain of our solid-state, high-power amplifiers in a 45,000 square foot engineering and manufacturing facility on more than two acres of land in Melville, New York and an 8,000 square foot facility in Topsfield, Massachusetts. We lease the New York facility from a partnership controlled by our President and CEO. The lease provides for our use of the premises as they exist through December 2021 with an option to renew for an additional ten-year period. We have a right of first refusal in the event of a sale of the facility. Our Massachusetts lease is currently on a month-to-month basis.

(L)
Our Government Solutions segment also leases an additional four facilities located in the U.S. that are primarily used for engineering, sales and software development. Of these facilities, we are currently subleasing 6,000 square foot of the Suwanee, GA facility through August 2020. Our leases for these facilities expire from fiscal 2021 through fiscal 2023.

(M)	Our corporate headquarters are located in an office building complex in Melville, New York. The lease provides for our use of the premises through August 2027.

The terms for all of our leased facilities are generally for multi-year periods and we believe that we will be able to renew these leases or find comparable facilities elsewhere.

ITEM 3.  LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated herein by reference to the "Notes to Consolidated Financial Statements – Note (13)(b) - Commitments and Contingencies – Legal Proceedings and Other Matters" included in "Part II - Item 8.- Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K.

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

	Common Stock
	High	Low
Fiscal Year Ended July 31, 2018
First Quarter	$22.90	17.11
Second Quarter	23.90	19.30
Third Quarter	32.94	20.62
Fourth Quarter	35.38	29.36

Fiscal Year Ended July 31, 2019
First Quarter	$36.94	27.15
Second Quarter	30.43	22.80
Third Quarter	27.50	20.94
Fourth Quarter	30.29	20.98

Dividends

Since September 2010, we have paid quarterly dividends. On September 26, 2018, December 6, 2018, March 6, 2019 and June 5, 2019, our Board of Directors declared a dividend of $0.10 per common share, which were paid on November 16, 2018, February 15, 2019, May 17, 2019 and August 16, 2019, respectively. On September 24, 2019, our Board of Directors declared a dividend of $0.10 per common share, payable on November 15, 2019 to stockholders of record at the close of business on October 16, 2019. The Board of Directors is currently targeting fiscal 2020 quarterly dividend payments of $0.10 per common share. Future dividends remain subject to compliance with financial covenants under our Credit Facility, as amended, as well as Board approval.

Recent Sales of Unregistered Securities

On February 28, 2019, in connection with the completion of our acquisition of Solacom Technologies Inc. ("Solacom") for cash and shares of our common stock, we issued 208,669 shares of common stock at a volume weighted average price of $26.86 per share. The shares of our common stock issued in connection with the acquisition were issued in reliance upon Section 3(a)(10) of the Securities Act of 1933, as amended, which exempts from the registration requirements any security that is issued in exchange for one or more bona fide outstanding securities where the terms and conditions of such issuance and exchange are approved, after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange shall have the right to appear, by any court expressly authorized by law to grant such approval. The exchange of shares of Comtech’s common stock as part of the total consideration for shares of Solacom was approved by the Superior Court of Canada, Province of Quebec, District of Montreal. See "Notes to Consolidated Financial Statements - Note (2) - Acquisitions" included in "Part II - Item 8. - Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K for further information concerning the acquisition.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the fiscal year ended July 31, 2019. As of July 31, 2019 and September 23, 2019, we were authorized to repurchase up to an additional $8.7 million of our common stock, pursuant to a $100.0 million stock repurchase program that was authorized by our Board of Directors. The $100.0 million stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans.

Approximate Number of Equity Security Holders

As of September 19, 2019, there were approximately 824 holders of our common stock. Such number of record owners was determined from our stockholder records and does not include beneficial owners whose shares of our common stock are held in the name of various security holders, dealers and clearing agencies.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table shows selected historical consolidated financial data for our Company.

Detailed historical financial information is included in the audited consolidated financial statements for fiscal 2019, 2018 and 2017.

	Fiscal Years Ended July 31, (In thousands, except per share amounts)
	2019	2018	2017	2016	2015
Consolidated Statement of Operations Data:
Net sales	$671,797	570,589	550,368	411,004	307,289
Cost of sales	424,357	346,648	332,183	239,767	168,405
Gross profit	247,440	223,941	218,185	171,237	138,884

Expenses:
Selling, general and administrative	128,639	113,922	116,080	94,932	62,680
Research and development	56,407	53,869	54,260	42,190	35,916
Amortization of intangibles	18,320	21,075	22,823	13,415	6,211
Settlement of intellectual property litigation	(3,204)	—	(12,020)	—	—
Acquisition plan expenses	5,871	—	—	21,276	—
	206,033	188,866	181,143	171,813	104,807

Operating income (loss)	41,407	35,075	37,042	(576)	34,077

Other expenses (income):
Interest expense	9,245	10,195	11,629	7,750	479
Write-off of deferred financing costs	3,217	—	—	—	—
Interest (income) and other	35	254	(68)	(134)	(405)

Income (loss) before provision for (benefit from) income taxes	28,910	24,626	25,481	(8,192)	34,003

Provision for (benefit from) income taxes	3,869	(5,143)	9,654	(454)	10,758

Net income (loss)	$25,041	29,769	15,827	(7,738)	23,245

Net income (loss) per share:
Basic	$1.04	1.25	0.68	(0.46)	1.43
Diluted	$1.03	1.24	0.67	(0.46)	1.42

Weighted average number of common shares outstanding – basic	24,124	23,825	23,433	16,972	16,203

Weighted average number of common and common equivalent shares outstanding – diluted	24,302	24,040	23,489	16,972	16,418

	Fiscal Years Ended July 31, (In thousands)
	2019	2018	2017	2016	2015
Other Consolidated Operating Data:
Backlog at period-end	$682,954	630,695	446,230	484,005	117,744
New orders	724,056	755,054	512,593	451,278	291,621
Research and development expenditures - internal and customer funded	71,086	70,793	81,310	59,622	45,144
Adjusted EBITDA	93,472	78,374	70,705	48,062	51,761

	As of July 31, (In thousands)
	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:
Total assets	$887,711	845,157	832,063	921,196	473,877
Working capital	134,967	114,477	96,833	119,493	236,419
Debt, including capital leases and other obligations	165,757	167,899	195,802	258,649	—
Other liabilities	18,822	4,117	2,655	4,105	3,633
Stockholders’ equity	535,082	505,684	480,150	470,401	401,409

Non-GAAP Financial Data

This Annual Report on Form 10-K contains a Non-GAAP financial metric for the Company titled Adjusted EBITDA, which represents earnings (loss) before income taxes, interest (income) and other expense, write-off of deferred financing costs, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, estimated contract settlement costs, settlement of intellectual property litigation, acquisition plan expenses, facility exit costs and strategic alternatives analysis expenses and other. In future periods, we expect to incur expenses similar to the aforementioned items and investors should not infer from our presentation of Adjusted EBITDA that these costs are unusual, infrequent or non-recurring. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results.

Adjusted EBITDA is a Non-GAAP financial measure used by management in assessing Comtech’s operating results. Although closely aligned, Comtech's definition of Adjusted EBITDA is different than the Consolidated EBITDA (as such term is defined in our Credit Facility, as amended) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and therefore, may not be comparable to similarly titled measures used by other companies. Our Adjusted EBITDA is also a measure frequently requested by Comtech’s investors and analysts. We believe that investors and analysts may use Adjusted EBITDA, along with other information contained in our SEC filings, in assessing our performance and comparability of our results with other companies.

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

The following is a reconciliation of net income (loss), the most comparable GAAP measure, to Adjusted EBITDA:

	Fiscal Years Ended July 31, (In thousands)
	2019	2018	2017	2016	2015
Adjusted EBITDA:
Net income (loss)	$25,041	29,769	15,827	(7,738)	23,245
Provision for (benefit from) income taxes	3,869	(5,143)	9,654	(454)	10,758
Interest (income) and other	35	254	(68)	(134)	(405)
Write-off of deferred financing costs	3,217	—	—	—	—
Interest expense	9,245	10,195	11,629	7,750	479
Amortization of stock-based compensation	11,427	8,569	8,506	4,117	4,363
Amortization of intangibles	18,320	21,075	22,823	13,415	6,211
Depreciation	11,927	13,655	14,354	9,830	6,525
Estimated contract settlement costs	6,351	—	—	—	—
Settlement of intellectual property litigation	(3,204)	—	(12,020)	—	—
Acquisition plan expenses	5,871	—	—	21,276	—
Strategic alternatives analysis and other	—	—	—	—	585
Facility exit costs	1,373	—	—	—	—
Adjusted EBITDA	$93,472	78,374	70,705	48,062	51,761

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

We manage our business through two reportable operating segments:

•
Commercial Solutions - offers satellite ground station technologies (such as modems and amplifiers), public safety and location technologies (such as 911 call routing and mapping solutions) to commercial customers and smaller government customers, such as state and local governments. This segment also serves certain large government customers (including the U.S. government) that have requirements for off-the-shelf commercial equipment.

•
Government Solutions - provides mission-critical technologies (such as tactical satellite-based networks and ongoing support for complicated communication networks) and high-performance transmission technologies (such as troposcatter systems and solid-state, high-power amplifiers) to large government end-users (including those of foreign countries), large international customers and domestic prime contractors.

In fiscal 2020, we have rebranded our operating segment product groups to better align with our end markets. Prior descriptions of these product lines were updated to reflect such changes.

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

Revenue Recognition.  On August 1, 2018, we adopted ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)" or "ASC 606" applying the modified retrospective transition method. Except for new presentation or disclosure requirements, the impact of adoption was not material to our business, results of operations or financial condition. As a practical expedient, we adopted the new standard only for existing contracts as of August 1, 2018. All periods prior to August 1, 2018 will continue to be reported under the accounting standards in effect in those periods.

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

The cost-to-cost method is principally used to account for contracts in our mission-critical technologies and high-performance transmission technologies product lines and, to a lesser extent, certain location-based and messaging infrastructure contracts in our public safety and location technologies product line. For service-based contracts in our public safety and location technologies product line we recognize revenue over time. These services are typically recognized as a series of services performed over the contract term using the straight-line method or based on our customers’ actual usage of the networks and platforms which we provide.

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

Point in time accounting is principally applied to contracts in our satellite ground station technologies product line (which includes satellite modems, solid-state and traveling wave tube amplifiers) and certain contracts for our amplifiers in our high-performance transmission technologies product line. Point in time accounting is also applied to certain contracts in our mission-critical technologies product line. The contracts related to these product lines do not meet the requirements for over time revenue recognition because our customers cannot utilize the equipment for its intended purpose during any phase of our manufacturing process; customers do not simultaneously receive and or consume the benefits provided by our performance; customers do not control the asset (i.e., prior to delivery, customers cannot direct the use of the asset, sell or exchange the equipment, etc.); and, although many of our contracts have termination for convenience clauses and or an enforceable right to payment for performance completed to date, our performance creates an asset with an alternative use through the point of delivery.

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

When identifying performance obligations, we consider whether there are multiple promises and how to account for them. In our contracts, multiple promises are separated if they are distinct, both individually and in the context of the contract. If multiple promises in a contract are highly interrelated or comprise a series of distinct services performed over time, they are combined into a single performance obligation. In some cases, we may also provide the customer with an additional service-type warranty, which we recognize as a separate performance obligation. Service-type warranties do not represent a significant portion of our consolidated net sales. When service-type warranties represent a separate performance obligation, the revenue is deferred and recognized ratably over the extended warranty period. Our contracts, from time-to-time, may also include options for additional goods and services. To date, these options have not represented material rights to the customer as the pricing for them reflects standalone selling prices. As a result, we do not consider options we offer to be performance obligations for which we must allocate a portion of the transaction price. In many cases, we provide assurance-type warranty coverage for some of our products for a period of at least one year from the date of delivery.

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

The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on our Consolidated Balance Sheet. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. For certain contracts with provisions that are intended to protect customers in the event we do not satisfy our performance obligations, billings occur subsequent to revenue recognition, resulting in what we have historically presented as unbilled receivables. Under ASC 606, unbilled receivables constitute contract assets. On large long term contracts, and for contracts with international customers that do not do business with us regularly, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract. Under the typical payment terms for our contracts accounted for at a point in time, costs are accumulated in inventory until the time of billing, which generally coincides with revenue recognition.

We recognize the incremental costs to obtain or fulfill a contract as an expense when incurred if the amortization period of the asset is one year or less. Incremental costs to obtain or fulfill contracts with an amortization period greater than one year were not material.

As commissions payable to our internal sales and marketing employees or contractors are contingent upon multiple factors, such commissions are not considered direct costs to obtain or fulfill a contract with a customer and are expensed as incurred in selling, general and administrative expenses on our Consolidated Statements of Operations. As for commissions payable to our third-party sales representatives related to large long-term contracts, we do consider these types of commissions both direct and incremental costs to obtain and fulfill such contracts. Therefore, such types of commissions are included in total estimated costs at completion for such contracts and expensed over time through cost of sales on our Consolidated Statements of Operations.

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under indefinite delivery / indefinite quantity ("IDIQ") contracts.

Impairment of Goodwill and Other Intangible Assets. As of July 31, 2019, total goodwill recorded on our Consolidated Balance Sheet aggregated $310.5 million (of which $251.3 million relates to our Commercial Solutions segment and $59.2 million relates to our Government Solutions segment). Additionally, as of July 31, 2019, net intangibles recorded on our Consolidated Balance Sheet aggregated $261.9 million (of which $223.5 million relates to our Commercial Solutions segment and $38.4 million relates to our Government Solutions segment). Each of our two operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

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

On August 1, 2019 (the first day of our fiscal 2020), we performed our annual quantitative assessment using market participant assumptions to determine if the fair value of each of our reporting units with goodwill exceeded its carrying value. In making this assessment, we considered, among other things, expectations of projected net sales and cash flows, assumptions impacting the weighted average cost of capital, trends in trading multiples of comparable companies, changes in our stock price and changes in the carrying values of our reporting units with goodwill. We also considered overall business conditions.

In performing the quantitative assessment, we estimated the fair value of each of our reporting units using a combination of the income and market approaches. The income approach, also known as the discounted cash flow ("DCF") method, utilizes the present value of cash flows to estimate fair value. The future cash flows for our reporting units were projected based on our estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). For purposes of conducting our impairment analysis, we assumed revenue growth rates and cash flow projections that are below our actual long-term expectations. The discount rates used in our DCF method were based on a weighted-average cost of capital ("WACC") determined from relevant market comparisons, adjusted upward for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). A terminal value growth rate was applied to the final year of the projected period, which reflects our estimate of stable, perpetual growth. We then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach. Under the market approach, we estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization and factored in a control premium. Finally, we compared our estimates of fair values to our August 1, 2019 total public market capitalization and assessed implied control premiums based on our common stock price of $29.54 as of August 1, 2019.

Based on our quantitative evaluation, we determined that our Commercial Solutions and Government Solutions reporting units had estimated fair values in excess of their carrying values of at least 29.0% and 122.2%, respectively, and concluded that our goodwill was not impaired and that neither of our two reporting units was at risk of failing the quantitative assessment. It is possible that, during fiscal 2020 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, or our common stock price could decline. A significant decline in our customers' spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a quantitative assessment during fiscal 2020 or beyond. If assumed net sales and cash flow projections are not achieved in future periods or our common stock price significantly declines from current levels, our Commercial Solutions and Government Solutions reporting units could be at risk of failing the quantitative assessment and goodwill and intangibles assigned to the respective reporting units could be impaired.

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2020 (the start of our fiscal 2021). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangible assets with finite lives when an event occurs indicating the potential for impairment. We believe that the carrying values of our net intangible assets were recoverable as of July 31, 2019. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

Accounting for Income Taxes.  Our deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, and applying enacted tax rates expected to be in effect for the year in which we expect the differences to reverse. Our provision for income taxes is based on domestic (including federal and state) and international statutory income tax rates in the tax jurisdictions where we operate, permanent differences between financial reporting and tax reporting and available credits and incentives. We recognize potential interest and penalties related to uncertain tax positions in income tax expense. The U.S. federal government is our most significant income tax jurisdiction.

Significant judgment is required in determining income tax provisions and tax positions. We may be challenged upon review by the applicable taxing authority and positions taken by us may not be sustained. We recognize all or a portion of the benefit of income tax positions only when we have made a determination that it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position and other factors. For tax positions that are determined as more likely than not to be sustained upon examination, the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The development of valuation allowances for deferred tax assets and reserves for income tax positions requires consideration of timing and judgments about future taxable income, tax issues and potential outcomes, and are subjective critical estimates. A portion of our deferred tax assets consist of federal research and experimentation tax credit carryforwards, most of which was acquired in connection with our acquisition of TCS. No valuation allowance has been established on these deferred tax assets based on our evaluation that our ability to realize such assets has met the criteria of "more likely than not." We continuously evaluate additional facts representing positive and negative evidence in determining our ability to realize these deferred tax assets. In certain circumstances, the ultimate outcome of exposures and risks involves significant uncertainties. If actual outcomes differ materially from these estimates, they could have a material impact on our results of operations and financial condition.

On December 22, 2017, H.R.1, also known as the Tax Cuts and Jobs Act ("Tax Reform") was enacted in the U.S. Tax Reform significantly revised the U.S. tax code and lowered the amount of our current and future income tax expense primarily due to the reduction in the U.S. statutory income tax rate from 35.0% to 21.0%. This provision went into effect on January 1, 2018 and required us to remeasure our deferred tax assets and liabilities. During the fiscal year ended July 31, 2018, we remeasured our deferred tax assets and liabilities. The remeasurement was recorded pursuant to ASC 740 "Income Taxes" and SEC Staff Accounting Bulletin ("SAB") 118. All amounts recorded were based on available guidance on interpretation of Tax Reform and what we believed to be reasonable approaches to estimating its impact. See "Notes to Consolidated Financial Statements - Note (10) - Income Taxes" included in "Part II - Item 8. - Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K, for further information on the provisions of Tax Reform and its expected impact on our business.

Our federal income tax returns for fiscal 2017 and 2018 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2015 are subject to audit. TCS's federal income tax returns for tax year 2015 and the tax period from January 1, 2016 to February 23, 2016, the date we acquired TCS, are subject to potential future IRS audit. None of TCS's state income tax returns prior to calendar year 2014 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

Provisions for Excess and Obsolete Inventory.  We record a provision for excess and obsolete inventory based on historical and projected usage trends. Other factors may also influence our provision, including decisions to exit a product line, technological change and new product development. These factors could result in a change in the amount of excess and obsolete inventory on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory was overvalued, we would be required to recognize such costs in our financial statements at the time of such determination. Any such charge could be material to our results of operations and financial condition.

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

Results of Operations

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of our consolidated net sales:

	Fiscal Years Ended July 31,
	2019	2018	2017
Gross margin	36.8%	39.2%	39.6%
Selling, general and administrative expenses	19.1%	20.0%	21.1%
Research and development expenses	8.4%	9.4%	9.9%
Settlement of intellectual property litigation	(0.5)%	—%	(2.2)%
Acquisition plan expenses	0.9%	—%	—%
Amortization of intangibles	2.7%	3.7%	4.1%
Operating income	6.2%	6.2%	6.7%
Interest expense (income) and other	1.4%	1.8%	2.1%
Write-off of deferred financing costs	0.5%	—%	—%
Income before provision for income taxes	4.3%	4.3%	4.6%
Net income	3.7%	5.2%	2.9%
Adjusted EBITDA (a Non-GAAP measure)	13.9%	13.7%	12.8%

For a definition and explanation of Adjusted EBITDA, see "Item 6. Selected Consolidated Financial Data - Non-GAAP Financial Data" and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal 2019 and 2018 - Adjusted EBITDA."

Business Outlook for Fiscal 2020

Fiscal 2019 exceeded our expectations, we finished the year with strong financial results across the board and generated consolidated:

•	Net sales of $671.8 million;

•	Operating income of $41.4 million;

•	Net income of $25.0 million;

•	Cash flows from operating activities of $68.0 million; and

•	Adjusted EBITDA (a Non-GAAP financial measure discussed below) of $93.5 million.

We achieved a fiscal 2019 consolidated book-to-bill ratio (a measure defined as bookings divided by net sales) of 1.08 and ended the year with consolidated backlog of $683.0 million. Our backlog (sometimes referred to herein as orders or bookings) are more fully defined in "Part I - Item 1. Business" included in this Annual Report on Form 10-K and the total value of multi-year contracts that we have received is substantially higher than our reported backlog. As of July 31, 2019, our cash and cash equivalents were $45.6 million and our total debt outstanding (including capital leases and other obligations) was $165.8 million.

Anchored by our fiscal 2019 financial performance, we have strong backlog, lots of optimism and we have good business momentum. As such, we have established the following consolidated financial targets:

•
Net sales are expected to be in a range of approximately $710.0 million to $730.0 million with year-over-year growth in both our Commercial Solutions and Government Solutions segments and the achievement of a consolidated book-to-bill ratio in excess of 1.0.

•	Total depreciation expense is expected to approximate $13.0 million.

•	Total amortization of intangible assets is expected to approximate $21.0 million.

•	Total amortization of stock-based compensation expense is expected to range from approximately $12.0 million to $14.0 million.

•	GAAP operating income, as a percentage of net sales, is expected to approximate 7.0% as compared to the 6.2% we achieved in fiscal 2019.

•
Our interest expense rate (including amortization of deferred financing costs) is expected to approximate 4.6% with total interest expense of approximately $7.5 million in fiscal 2020. Our current cash borrowing rate is approximately 4.0%.

•	Our effective income tax rate (excluding discrete tax items) is expected to approximate 23.0%.

•	Adjusted EBITDA is expected to be in a range of approximately $98.0 million to $102.0 million or approximately 14.0%.

Like Comtech's business cycle for the past several years, our financial performance in the second half of fiscal 2020 is anticipated to be higher than the first half, with our first quarter of fiscal 2020 being the lowest in terms of consolidated net sales and Adjusted EBITDA. GAAP operating income in our first quarter of fiscal 2020 is expected to be lower than the $7.3 million we achieved during our first quarter in fiscal 2019, primarily due to incremental amortization of intangible assets associated with our fiscal 2019 acquisitions. In addition, in order to take advantage of additional growth opportunities and meet our strategic objectives, our GAAP operating income in the first quarter of fiscal 2020 is expected to reflect approximately $1.5 million of acquisition plan expenses for companies whose offerings are complementary to our business. Based on all of the aforementioned, we expect our first quarter consolidated net sales to approximate $168.0 million with Adjusted EBITDA at $18.1 million or slightly better than the $160.8 million of consolidated net sales and $18.0 million of Adjusted EBITDA we achieved in the first quarter of fiscal 2019. For the remaining quarters of fiscal 2020, we do expect consolidated net sales and Adjusted EBITDA to be better than the comparative quarters of fiscal 2019 with the fourth quarter being the peak quarter of the year. Regardless of timing, fiscal 2020 is expected to be a better year than fiscal 2019.

Except as discussed, the aforementioned fiscal 2020 financial targets do not include the impact of any acquisitions or the impact of any other expense we may incur in order to achieve our strategic objectives. Total acquisition plan expenses in fiscal 2020 may ultimately be higher than the $1.5 million we expect to incur in the first quarter of fiscal 2020. If order flow remains strong and we can achieve all of our fiscal 2020 business goals, it is possible that net sales and Adjusted EBITDA could be higher than our targeted amounts.

Our Business Outlook for Fiscal 2020 depends, in large part, on timely deliveries and the receipt of, and performance on, orders from our customers and could be adversely impacted if orders and/or deliveries are delayed, business conditions deteriorate, or our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services. Additionally, we continue to evaluate cost reduction initiatives in our business, including in connection with the repositioning of our location technology solutions offerings. Our updated fiscal 2020 financial targets do not consider the financial impact of any additional future actions we may take in this regard.

On September 24, 2019, our Board of Directors declared a dividend of $0.10 per common share, payable on November 15, 2019 to stockholders of record at the close of business on October 16, 2019. Future dividends remain subject to compliance with financial covenants under our Credit Facility, as amended, as well as Board approval.

Additional information related to our Business Outlook for Fiscal 2020 and a definition and explanation of Adjusted EBITDA is included in the below section "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal 2019 and 2018."

Comparison of Fiscal 2019 and 2018

Net Sales. Consolidated net sales were $671.8 million and $570.6 million for fiscal 2019 and 2018, respectively, representing a significant increase of $101.2 million, or 17.7%. The significant period-over-period increase in net sales reflects higher net sales in both our Commercial and Government Solutions segments. Net sales by operating segment are discussed below.

Commercial Solutions
Net sales in our Commercial Solutions segment were $357.3 million for fiscal 2019, as compared to $345.1 million for fiscal 2018, an increase of $12.2 million, or 3.5%. Our Commercial Solutions segment represented 53.2% of consolidated net sales for fiscal 2019 as compared to 60.5% for fiscal 2018. As further discussed below, demand for our products appears strong and looking forward, we believe this segment will grow in fiscal 2020.

Bookings in our Commercial Solutions segment for fiscal 2019 were strong and our book-to-bill ratio (a measure defined as bookings divided by net sales) for this segment was 1.25. Period-to-period fluctuations in bookings is normal for this segment.

Net sales of our satellite ground station technologies during fiscal 2019 were slightly lower than fiscal 2018. In fiscal 2019, we experienced significant growth in sales to international customers as well as incremental demand from U.S. government customers. This strength was offset by order delays and lower sales for inflight communication amplifiers sold primarily to a U.S. domestic customer. Our HeightsTM solutions continue to gain traction and both bookings and sales of these products were significantly higher than the amounts achieved in fiscal 2018. Based on the anticipated increase in the number of high-throughput satellites and low earth orbit and medium earth orbit satellites expected to be launched, and the migration of networks from 3G to 4G and ultimately 5G technologies in emerging countries, we believe that we are in the early stages of a multi-year period of growing demand for satellite ground station technologies which are used to backhaul cellular traffic. Sales to U.S. government customers in fiscal 2020 are also expected to remain strong with a small amount of year-to-year growth anticipated. As a result, we expect fiscal 2020 to be a year of net sales growth for our satellite earth station product line.

Net sales for fiscal 2019 of our public safety and location technology solutions were significantly higher as compared to the net sales we achieved in fiscal 2018. During fiscal 2019, we benefited from incremental sales to key wireless customers for 911 call routing and incremental sales to state and local agencies for our next-generation 911 products. The impact of the February 28, 2019 acquisition of Solacom on fiscal 2019 sales was nominal. Sales of our location technology solutions were significantly lower in fiscal 2019 as we repositioned this product line to focus on providing higher margin solutions offerings to our customers, ceased offering certain solutions and have not renewed certain contracts. Our public safety and location technology solutions have long sales cycles and are subject to difficult-to-predict changes in the overall procurement strategies of wireless carrier customers, but we believe we are positioned well. Overall market conditions remain favorable; as such, we expect fiscal 2020 to be another year of growth for our public safety and location technology solutions.

Bookings, sales and profitability in our Commercial Solutions segment can fluctuate from period-to-period due to many factors, including changes in the general business environment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Government Solutions
Net sales in our Government Solutions segment were $314.5 million for fiscal 2019 as compared to $225.5 million for fiscal 2018, a significant increase of $89.0 million or 39.5%. Our Government Solutions segment represented 46.8% of consolidated net sales for fiscal 2019, as compared to 39.5% for fiscal 2018. As further discussed below, our business in fiscal 2019 was strong and demand for our products still appears robust. Looking forward, we believe that sales in our Government Solutions segment will be similar or slightly higher than the level we achieved in fiscal 2019 with the ultimate level largely determined by the timing of orders and sales.

Bookings in our Government Solutions segment for fiscal 2019 were solid and our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for fiscal 2019 was 0.88. Period-to-period fluctuations in bookings is normal for this segment.

Net sales of our mission-critical technologies during fiscal 2019 were significantly higher as compared to fiscal 2018. Revenue growth during fiscal 2019 was driven by our successful execution on many key orders including: (i) over $78.0 million of orders to supply Manpack Satellite Terminals, networking equipment and other advanced VSAT products to the U.S. Army (which were booked pursuant to our $223.4 million Global Tactical Advanced Communication Systems ("GTACS") contract with the U.S. Army's PM Tactical Network, which has a remaining unfunded contract value of $45.5 million as of July 31, 2019); (ii) $41.4 million of orders to provide ongoing sustainment services to the U.S. Army for the AN/TSC-198A SNAP (Secret Internet Protocol Router ("SIPR") and Non-classified Internet Protocol Router ("NIPR") Access Point), Very Small Aperture Terminals ("VSATs"); (iii) $11.9 million of orders for cyber security training solutions; (iv) a $3.5 million follow-on satellite service order from a major national security solutions provider; and (v) $3.0 million of orders for antenna feeds to be incorporated into portable and inflatable 1.2-meter and 2.4-meter SATCOM terminals. In addition, we shipped $11.7 million of mobile satellite transceivers to support the U.S. Army’s Blue Force Tracking-2 program (which we do not expect to repeat in fiscal 2020).

Net sales of our high-performance transmission technologies in fiscal 2019 were significantly higher than fiscal 2018 driven by increased deliveries in fiscal 2019 of troposcatter technologies (including our Modular Transportable Transmission System ("MTTS") troposcatter terminals to two foreign militaries) and an increase in both orders and sales of solid-state, high-power amplifiers and related switching technologies.

Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by our U.S. and international government customers. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the fiscal years ended July 31, 2019 and 2018 are as follows:

	Fiscal Years Ended July 31,
	2019	2018	2019	2018	2019	2018
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	19.2%	18.1%	63.8%	62.2%	40.1%	35.5%
Domestic	53.9%	54.6%	12.5%	14.9%	34.5%	38.9%
Total U.S.	73.1%	72.7%	76.3%	77.1%	74.6%	74.4%

International	26.9%	27.3%	23.7%	22.9%	25.4%	25.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales, are sales to Verizon Communications Inc. ("Verizon"). Sales to Verizon were 10.0% of consolidated net sales for fiscal 2018.

International sales for fiscal 2019 and 2018 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $170.6 million and $145.8 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for fiscal 2019 and 2018.

Gross Profit. Gross profit was $247.4 million and $223.9 million for fiscal 2019 and 2018, respectively. The increase of $23.5 million reflects higher sales in both of our segments, as discussed above.

Gross profit, as a percentage of consolidated net sales, for fiscal 2019 was 36.8% as compared to 39.2% for fiscal 2018. This decrease was almost entirely driven by product mix changes as a result of the significant year-to-year increase in net sales in our Government Solutions segment. This segment historically achieves lower gross margins than our Commercial Solutions segment. Gross profit in fiscal 2018 also reflects a benefit from a $0.7 million favorable warranty settlement and a $1.0 million favorable sales and use tax settlement, both of which are reflected in our unallocated segment. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for fiscal 2019 declined in comparison to fiscal 2018. The decrease in gross profit percentage in fiscal 2019 primarily reflects changes in products and services mix, including a significant increase in fiscal 2019 net sales of our HeightsTM solutions which currently have lower gross margins than our traditional satellite ground station technologies. Looking forward, we expect our gross profit as a percentage of this segment's net sales in fiscal 2020 to be slightly lower than the amount achieved in fiscal 2019, primarily due to anticipated mix changes, including higher sales of HeightsTM solutions and the cessation of sales to AT&T for 911 wireless call routing.

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for fiscal 2019 declined slightly in comparison to fiscal 2018. In fiscal 2019, we completed shipments of relatively lower margin MT-2025 satellite transceivers to the U.S. Army. As noted above, we do not expect shipments of these transceivers in fiscal 2020. Based on the mix and anticipated timing of shipments and performance related to orders currently in our backlog and the mix and timing of expected new orders and related sales, gross profit for this segment, as a percentage of related segment net sales, for fiscal 2020 is expected to be similar or slightly lower than the level achieved in fiscal 2019.

Included in consolidated cost of sales for fiscal 2019 and 2018 are provisions for excess and obsolete inventory of $6.0 million and $5.6 million, respectively. As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends.

Because our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each individual segment, it is inherently difficult to forecast. Nevertheless, based on expected bookings, expected timing of our performance on orders and the anticipated mix of net sales between our Commercial Solutions and Government Solutions segments, we currently expect our consolidated gross profit, as a percentage of consolidated net sales, for fiscal 2020 to be the same or slightly lower than the percentage we achieved in fiscal 2019.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $128.6 million and $113.9 million for fiscal 2019 and 2018, respectively, representing an increase of $14.7 million, or 12.9%. As a percentage of consolidated net sales, selling, general and administrative expenses were 19.1% and 20.0% for fiscal 2019 and 2018, respectively. The decrease, as a percentage of consolidated net sales, is primarily attributable to the significant increase in our consolidated net sales.

In fiscal 2019, we began a repositioning in our Commercial Solutions segment of certain of our location technology solutions (previously called enterprise technology solutions) to increase our penetration into the public safety space. In connection with this repositioning, we ceased offering certain solutions, have worked with customers to wind-down certain legacy contracts and have not renewed certain contracts; and in doing so, we incurred $6.4 million of estimated contract settlement costs that were recorded as selling, general and administrative expenses. Additionally, we took and continue to take steps to reduce our facility footprint and we incurred $1.4 million of facility exit costs in our Government Solutions segment. Excluding such costs, our selling, general and administrative expenses for fiscal 2019 would have been $120.8 million, or 18.0% of consolidated net sales.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $9.3 million in fiscal 2019 as compared to $6.9 million in fiscal 2018. Amortization in fiscal 2018 includes the benefit of a $0.4 million reversal of stock-based compensation expense related to certain performance shares previously expected to be earned. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Based on our current spending plans, we expect total fiscal 2020 selling, general and administrative expenses, in dollars, in fiscal 2020 to be higher and, as a percentage of consolidated net sales, to be slightly lower than the 19.1% recorded in fiscal 2019.

Research and Development Expenses. Research and development expenses were $56.4 million and $53.9 million for fiscal 2019 and 2018, respectively, representing an increase of $2.5 million, or 4.6%. As a percentage of consolidated net sales, research and development expenses were 8.4% and 9.4% for fiscal 2019 and 2018, respectively.

For fiscal 2019 and 2018, research and development expenses of $48.2 million and $46.0 million, respectively, related to our Commercial Solutions segment, and $7.2 million and $7.0 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $1.0 million and $0.9 million in fiscal 2019 and 2018, respectively, related to the amortization of stock-based compensation expense.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During fiscal 2019 and 2018, customers reimbursed us $14.7 million and $16.9 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales.

We continue to invest in enhancements to existing products as well as in new products across almost all our product lines. Based on our current spending plans, we expect fiscal 2020 research and development expenses, in dollars, to be higher and, as a percentage of consolidated net sales, to be slightly lower than the 8.4% achieved in fiscal 2019.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $18.3 million (of which $14.9 million was for the Commercial Solutions segment and $3.4 million was for the Government Solutions segment) for fiscal 2019 and $21.1 million (of which $17.7 million was for the Commercial Solutions segment and $3.4 million was for the Government Solutions segment) for fiscal 2018. The decrease from $21.1 million to $18.3 million was largely the result of certain intangible assets in our Commercial Solutions segment that became fully amortized in fiscal 2018.

Our Business Outlook for Fiscal 2020 assumes total annual amortization of intangible assets of approximately $21.0 million which reflects a full year's estimate of amortization of intangibles related to our fiscal 2019 acquisitions.

Settlement of Intellectual Property Litigation. In fiscal 2019, we recorded a $3.2 million benefit in our Unallocated segment as a result of a favorable ruling issued by the U.S. Court of Appeals for the Federal Circuit related to a legacy TCS intellectual property matter. There was no comparable adjustment in fiscal 2018.

Acquisition Plan Expenses. During fiscal 2019, we incurred $5.9 million of total acquisition plan expenses. These expenses are recorded in our Unallocated segment and primarily related to our fiscal 2019 acquisitions of Solacom and the GD NG-911 business, as discussed above.

In order to position ourselves to take advantage of additional growth opportunities and meet our strategic objectives, during the first quarter of fiscal 2020, we expect to incur approximately $1.5 million of acquisition plan expenses for companies whose solution offerings are complementary to our business. There is no certainty that our acquisition plan efforts will be successful and total acquisition plan expenses in the first quarter of fiscal 2020 may ultimately be higher.

Operating Income. Operating income for fiscal 2019 was $41.4 million as compared $35.1 million for fiscal 2018. Operating income by reportable segment is shown in the table below:

	Fiscal Years Ended July 31,
	2019	2018	2019	2018	2019	2018	2019	2018
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$36.1	$40.8	$29.0	$11.0	$(23.6)	$(16.7)	$41.4	$35.1
Percentage of related net sales	10.1%	11.8%	9.2%	4.9%	NA	NA	6.2%	6.2%

The decrease in our Commercial Solutions segment’s operating income for fiscal 2019, both in dollars and as a percentage of related segment net sales, was driven by the $6.4 million of estimated contract settlement costs, as discussed above. Excluding such charge, operating income in our Commercial Solutions segment for fiscal 2019 would have been $42.5 million, or 11.9% of related segment net sales which was slightly higher than the amount we achieved in fiscal 2018. Looking forward, given expected sales and product mix assumptions, as discussed above, we expect fiscal 2020 operating income, both in dollars and as a percentage of related segment net sales, to be slightly higher than the 11.9% achieved in fiscal 2019.

The significant increase in our Government Solutions segment’s operating income for fiscal 2019, both in dollars and as a percentage of related segment net sales, was primarily due to significantly higher net sales in this segment, offset in part by $1.4 million of facility exit costs, as discussed above. Excluding such costs, operating income in our Government Solutions segment for fiscal 2019 would have been $30.4 million, or 9.7% of related segment net sales, which was significantly higher than the amount we achieved in fiscal 2018. Looking forward, given expected sales and product mix assumptions, as discussed above, we expect fiscal 2020 operating income, in dollars, to be comparable to the amount achieved in fiscal 2019, and as a percentage of related segment net sales, to be slightly lower than the 9.2% achieved in fiscal 2019.

The increase in unallocated expenses in fiscal 2019 as compared to fiscal 2018 is primarily due to increased business and sales activity, acquisition plan expenses and an increase in amortization of stock-based compensation, offset in part by the benefit related to a legacy TCS intellectual property matter, as discussed above. In addition, unallocated operating expenses for fiscal 2018 include the benefit of the warranty settlement and the sales and use tax settlement, as discussed above. Amortization of stock-based compensation was $11.4 million and $8.6 million, respectively, for fiscal 2019 and 2018. Amortization of stock-based compensation for fiscal 2018 reflects a reversal of $0.4 million of stock-based compensation expense related to certain performance shares that were previously expected to be earned.

Excluding net costs of $10.5 million, consisting of $6.4 million of estimated contract settlement costs, $1.4 million of facility exit costs, $5.9 million of acquisition plan expenses and a $3.2 million benefit related to a legacy TCS intellectual property matter (all of which are discussed above), consolidated operating income for fiscal 2019 would have been $51.8 million, or 7.7% of consolidated net sales. Excluding the aforementioned $1.7 million of favorable adjustments in fiscal 2018, consolidated operating income for fiscal 2018 would have been $33.4 million, or 5.9% of consolidated net sales. The increase from 5.9% to 7.7% reflects the benefit of incremental sales growth and changes in overall spending, as discussed above.

Our Business Outlook for Fiscal 2020 assumes, similar to the prior three fiscal years, that we will continue to pay certain annual non-equity incentive awards in the form of fully-vested share units. Amortization of stock-based compensation can fluctuate from period-to-period based on the type and timing of stock-based awards, estimated forfeitures and the achievement of applicable performance goals. If we do not achieve our fiscal 2020 business goals, amortization of stock-based compensation expense would be lower than our current expected fiscal 2020 range.

Looking forward, unallocated operating expenses in fiscal 2020 are expected to be higher than the $23.6 million incurred in fiscal 2019. The increase in unallocated expenses is expected to be driven by: (i) increased amortization of stock-based compensation (which is not allocated to our two reportable segments) which, in fiscal 2020, is expected to range from $12.0 million to $14.0 million; (ii) increased compensation costs, including incremental costs for additional personnel to support our anticipated growth; (iii) the absence of a $3.2 million benefit from the aforementioned legacy TCS intellectual property matter; and (iv) other increased spending as a result of increased business activity assumed in fiscal 2020.

Overall, our fiscal 2020 GAAP consolidated operating income (in dollars) is anticipated to be higher than the $41.4 million we achieved in fiscal 2019, and as a percentage of consolidated net sales, to approximate 7.0% as compared to the 6.2% we achieved in fiscal 2019. Total GAAP consolidated operating income in fiscal 2020 could be further impacted by additional acquisition plan expenses other than the estimated $1.5 million anticipated to be incurred during the first quarter of fiscal 2020.

Interest Expense and Other. Interest expense was $9.2 million and $10.2 million for fiscal 2019 and 2018, respectively. Our effective interest rate (including amortization of deferred financing costs) in fiscal 2019 was approximately 5.3%. Our current cash borrowing rate (which excludes the amortization of deferred financing costs) approximates 4.0%.

Based on the type, terms, amount of outstanding debt (including capital leases and other obligations) and current interest rates, our effective interest rate (including amortization of deferred financing costs) in fiscal 2020 is anticipated to approximate 4.6%. Total interest expense in fiscal 2020 is expected to approximate $7.5 million.

Write-off of Deferred Financing Costs. In connection with the establishment of our new Credit Facility in fiscal 2019, we wrote-off $3.2 million of deferred financing costs which primarily related to the term loan portion of our prior credit facility. See "Notes to Consolidated Financial Statements - Note (8) - Credit Facility" included in "Part II - Item 8. - Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K, for further information. There was no comparable charge in fiscal 2018.

Interest (Income) and Other. Interest (income) and other for both fiscal 2019 and 2018 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Provision for (Benefit from) Income Taxes. The provision for income taxes was $3.9 million for fiscal 2019 as compared to a benefit of $5.1 million for fiscal 2018. Our effective tax rate (excluding discrete tax items) for fiscal 2019 was 23.25% and for 2018 was 27.0%.

During fiscal 2019, we recorded a net discrete tax benefit of $2.9 million, primarily related to: (i) the favorable resolution of the IRS' audit of our fiscal 2016 federal income tax return; (ii) discrete tax benefits for stock-based awards that were settled during fiscal 2019; and (iii) the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitation. During fiscal 2018, we recorded a net discrete tax benefit of $11.8 million which, as a result of Tax Reform, primarily related to the remeasurement of deferred tax liabilities associated with non-deductible amortization related to intangible assets and discrete tax benefits associated with stock-based awards that were settled in fiscal 2018. These benefits were offset, in part, by the finalization of certain tax deductions in connection with the filing of our federal and state tax returns for fiscal 2017. The decrease from 27.0% to 23.25% is principally attributable to the passage of Tax Reform which reduced the statutory income tax rate from 35.0% to 21.0%. Such decrease was partially offset by non-deductible transaction costs related to the acquisition of Solacom and lower tax deductions for certain executive compensation expenses as a result of Tax Reform.

Our federal income tax returns for fiscal 2017 and 2018 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2015 are subject to audit. TCS's federal income tax returns for tax year 2015 and the tax period from January 1, 2016 to February 23, 2016, the date we acquired TCS, are subject to potential future IRS audit. None of TCS's state income tax returns prior to calendar year 2014 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Looking forward, our fiscal 2020 effective tax rate, before discrete tax items is expected to approximate 23.0%.

Net Income. During fiscal 2019, consolidated net income was $25.0 million as compared to $29.8 million during fiscal 2018.

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both fiscal 2019 and 2018 are shown in the table below (numbers in the table may not foot due to rounding):

	Fiscal Years Ended July 31,
	2019	2018	2019	2018	2019	2018	2019	2018
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$35.9	40.3	29.0	10.8	(39.9)	(21.4)	$25.0	29.8
Provision for (benefit from) income taxes	—	0.3	—	—	3.9	(5.4)	3.9	(5.1)
Interest (income) and other	0.1	0.2	—	0.1	—	—	—	0.3
Write-off of deferred financing costs	—	—	—	—	3.2	—	3.2	—
Interest expense	0.1	0.1	—	—	9.2	10.1	9.2	10.2
Amortization of stock-based compensation	—	—	—	—	11.4	8.6	11.4	8.6
Amortization of intangibles	14.9	17.7	3.4	3.4	—	—	18.3	21.1
Depreciation	9.3	9.5	1.9	3.1	0.8	1.1	11.9	13.7
Estimated contract settlement costs	6.4	—	—	—	—	—	6.4	—
Settlement of intellectual property litigation	—	—	—	—	(3.2)	—	(3.2)	—
Acquisition plan expenses	—	—	—	—	5.9	—	5.9	—
Facility exit costs	—	—	1.4	—	—	—	1.4	—
Adjusted EBITDA	$66.6	68.0	35.6	17.4	(8.8)	(7.1)	$93.5	78.4
Percentage of related net sales	18.6%	19.7%	11.3%	7.7%	NA	NA	13.9%	13.7%

The increase in consolidated Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, during fiscal 2019 as compared to fiscal 2018 is primarily attributable to higher consolidated net sales and operating income, as discussed above.

The decrease in our Commercial Solutions segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, primarily reflects the lower gross profit percentage we achieved in fiscal 2019 and higher research and development expenses, as discussed above.

The significant increase in our Government Solutions segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, was primarily driven by significantly higher net sales, as discussed above.

Because our consolidated Adjusted EBITDA, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each individual segment as well as unallocated spending, it is inherently difficult to forecast. In addition, our Business Outlook for Fiscal 2020 includes several items, the timing of which can still shift and impact our expected quarterly financial performance. Looking forward, based on the mix and anticipated timing of shipments and performance related to orders currently in our backlog and the mix and timing of expected new orders and related sales, we are targeting consolidated Adjusted EBITDA (in dollars) to be higher in fiscal 2020 as compared to the $93.5 million we achieved in fiscal 2019. As a percentage of consolidated net sales, Adjusted EBITDA is expected to be similar to the 13.9% achieved in fiscal 2019. If order flow remains strong and we are able to achieve all of our fiscal 2020 business goals, it is possible that our fiscal 2020 Adjusted EBITDA could be higher than our targeted amount.

Reconciliations of our GAAP consolidated operating income, net income and net income per diluted share for fiscal 2019 and 2018 to the corresponding non-GAAP measures are shown in the tables below (numbers and per share amounts in the table may not foot due to rounding):

	Fiscal 2019
($ in millions, except for per share amount)	Operating Income	Net Income	Net Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$41.4	$25.0	$1.03
Estimated contract settlement costs	6.4	4.9	0.20
Settlement of intellectual property litigation	(3.2)	(2.5)	(0.10)
Facility exit costs	1.4	1.1	0.04
Acquisition plan expenses	5.9	4.5	0.19
Write-off of deferred financing costs	—	2.5	0.10
Net discrete tax benefit	—	(2.9)	(0.12)
Non-GAAP measures	$51.8	$32.6	$1.34

	Fiscal 2018
($ in millions, except for per share amount)	Operating Income	Net Income	Net Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$35.1	$29.8	$1.24
Net discrete tax benefit	—	(11.8)	(0.49)
Non-GAAP measures	$35.1	$18.0	$0.75

Our Adjusted EBITDA is a Non-GAAP measure that represents earnings (loss) before income taxes, interest (income) and other, write-off of deferred financing costs, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, estimated contract settlement costs, settlement of intellectual property litigation, acquisition plan expenses, facility exit costs, and strategic alternatives analysis expenses and other. Our definition of Adjusted EBITDA may differ from the definition of EBITDA used by other companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is also a measure frequently requested by our investors and analysts. We believe that investors and analysts may use Adjusted EBITDA, along with other information contained in our SEC filings, in assessing our performance and comparability of our results with other companies. Our Non-GAAP measures for consolidated operating income, net income and net income per diluted share reflect the GAAP measures as reported, adjusted for certain items as described. These Non-GAAP financial measures have limitations as an analytical tool as they exclude the financial impact of transactions necessary to conduct our business, such as the granting of equity compensation awards, and are not intended to be an alternative to financial measures prepared in accordance with GAAP. These measures are adjusted as described in the reconciliation of GAAP to Non-GAAP in the above tables, but these adjustments should not be construed as an inference that all of these adjustments or costs are unusual, infrequent or non-recurring. Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures determined in accordance with GAAP. Investors are advised to carefully review the GAAP financial results that are disclosed in our SEC filings. We have not quantitatively reconciled our fiscal 2020 Adjusted EBITDA target to the most directly comparable GAAP measure because items such as stock-based compensation, adjustments to the provision for income taxes, amortization of intangible assets and interest expense, which are specific items that impact these measures, have not yet occurred, are out of our control, or cannot be predicted. For example, quantification of stock-based compensation expense requires inputs such as the number of shares granted and market price that are not currently ascertainable. Accordingly, reconciliations to the Non-GAAP forward looking metrics are not available without unreasonable effort and such unavailable reconciling items could significantly impact our financial results.

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

Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for fiscal 2018 was 1.33.

Net sales of our satellite ground station technologies in fiscal 2018 were higher than fiscal 2017, as we experienced significant growth in our sales to U.S. government customers. We experienced lower sales to international customers in fiscal 2018 as compared to fiscal 2017. Our HeightsTM solutions experienced year-over-year revenue growth in fiscal 2018.

Net sales in fiscal 2018 of public safety and location technology solutions were higher as compared to the net sales we achieved in fiscal 2017.

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

The increase in net sales primarily reflects significantly higher net sales of our mission-critical technologies offset, in part, by significantly lower net sales of high-performance transmission technologies and the absence of $6.7 million of BFT-1 intellectual property license fees in fiscal 2018.

Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for fiscal 2018 was 1.31.

As of July 31, 2018, backlog for this segment was at the highest level since our acquisition of TCS in February 2016.

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

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for fiscal 2018 was lower than fiscal 2017. The decrease was primarily driven by significantly lower net sales of high-performance transmission technologies and the absence of $6.7 million of BFT-1 intellectual property license fees.

Included in consolidated cost of sales for fiscal 2018 and 2017 are provisions for excess and obsolete inventory of $5.6 million and $2.9 million, respectively. As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends.

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

Settlement of Intellectual Property Litigation. In fiscal 2017, we recorded favorable adjustments to operating income of $12.0 million, net of estimated legal fees, to reflect lower losses than originally estimated for TCS intellectual property matters which were settled during that period. There were no comparable adjustments in fiscal 2018.

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

Interest Expense and Other. Interest expense was $10.2 million and $11.6 million for fiscal 2018 and 2017, respectively. The decline in interest expense primarily reflects lower total indebtedness (excluding unamortized deferred financing costs), which declined from $200.6 million as of July 31, 2017 to $171.3 million as of July 31, 2018. Interest expense for both periods primarily reflects interest on our prior Credit Agreement dated as of February 23, 2016 (as amended by that certain First Amendment, dated as of June 6, 2017).

Interest (Income) and Other. Interest (income) and other for both fiscal 2018 and 2017 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, as of July 31, 2018, were yielding a blended annual interest rate of approximately 0.6%.

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

Our federal income tax returns for fiscal 2017 and 2018 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2015 are subject to audit. TCS's federal income tax returns for tax year 2015 and the tax period from January 1, 2016 to February 23, 2016, the date we acquired TCS, are subject to potential future IRS audit. None of TCS's state income tax returns prior to calendar year 2014 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

The decrease in our Government Solutions segment's Adjusted EBITDA, in dollars and as a percentage of related segment net sales, was primarily driven by significantly lower net sales of high-performance transmission technologies and the absence of $6.7 million of BFT-1 intellectual property license fees, as discussed above.

Reconciliations of our GAAP consolidated operating income, net income and net income per diluted share for fiscal 2018 and 2017 to the corresponding non-GAAP measures are shown in the tables below (numbers and per share amounts in the table may not foot due to rounding):

	Fiscal 2018
($ in millions, except for per share amount)	Operating Income	Net Income	Net Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$35.1	$29.8	$1.24
Net discrete tax benefit	—	(11.8)	(0.49)
Non-GAAP measures	$35.1	$18.0	$0.75

	Fiscal 2017
($ in millions, except for per share amount)	Operating Income	Net Income	Net Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$37.0	$15.8	$0.67
Settlement of intellectual property litigation	(12.0)	(7.7)	(0.33)
Non-GAAP measures	$25.0	$8.1	$0.34

Our Adjusted EBITDA is a Non-GAAP measure that represents earnings (loss) before income taxes, interest (income) and other, write-off of deferred financing costs, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, estimated contract settlement costs, settlement of intellectual property litigation, acquisition plan expenses, facility exit costs, and strategic alternatives analysis expenses and other. Our definition of Adjusted EBITDA may differ from the definition of EBITDA used by other companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is also a measure frequently requested by our investors and analysts. We believe that investors and analysts may use Adjusted EBITDA, along with other information contained in our SEC filings, in assessing our performance and comparability of our results with other companies. Our Non-GAAP measures for consolidated operating income, net income and net income per diluted share reflect the GAAP measures as reported, adjusted for certain items as described. These Non-GAAP financial measures have limitations as an analytical tool as they exclude the financial impact of transactions necessary to conduct our business, such as the granting of equity compensation awards, and are not intended to be an alternative to financial measures prepared in accordance with GAAP. These measures are adjusted as described in the reconciliation of GAAP to Non-GAAP in the above tables, but these adjustments should not be construed as an inference that all of these adjustments or costs are unusual, infrequent or non-recurring. Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures determined in accordance with GAAP. Investors are advised to carefully review the GAAP financial results that are disclosed in our SEC filings.

Liquidity and Capital Resources

Our cash and cash equivalents increased to $45.6 million at July 31, 2019 from $43.5 million at July 31, 2018, an increase of $2.1 million. The increase in cash and cash equivalents during fiscal 2019 was driven by the following:

•
Net cash provided by operating activities was $68.0 million for fiscal 2019 as compared to $50.3 million for fiscal 2018. The period-over-period increase in cash flow from operating activities reflects overall changes in net working capital requirements, principally the timing of shipments, billings and payments.

•
Net cash used in investing activities for fiscal 2019 was $44.7 million as compared to $8.6 million for fiscal 2018. During fiscal 2019, we paid $35.9 million of cash in connection with our fiscal 2019 acquisitions, net of cash acquired. The remaining portion of net cash used in both periods primarily represented expenditures relating to ongoing equipment upgrades and enhancements.

•
Net cash used in financing activities was $21.3 million for fiscal 2019 as compared to $40.1 million for fiscal 2018. During fiscal 2019, we entered into a new Credit Facility and repaid in full the outstanding borrowings under our Prior Credit Facility. During fiscal 2019 and 2018, we paid $9.8 million and $9.5 million, respectively, in cash dividends to our stockholders. We also made $5.0 million and $1.1 million, respectively, of payments to remit employees' statutory tax withholding requirements related to the net settlement of stock-based awards during fiscal 2019 and 2018.

The Credit Facility is discussed below and in "Notes to Consolidated Financial Statements - Note (8) - Credit Facility" included in "Part II - Item 8. - Financial Statements and Supplementary Data" included in this Annual Report on Form 10-K.

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

As of July 31, 2019, our material short-term cash requirements primarily consist of: (i) estimated interest payments under our Credit Facility; (ii) payments related to lease commitments; (iii) our ongoing working capital needs, including income tax payments; and (iv) payment of accrued quarterly dividends. We continue to focus on acquisitions to supplement our expected organic growth. If our acquisition plan is successful, we may be required to pay for such acquisition primarily with existing cash and cash equivalents and increased borrowings under our Credit Facility.

In December 2018, we filed a $400.0 million shelf registration statement with the SEC for the sale of various types of securities, including debt. The shelf registration statement was declared effective by the SEC as of December 14, 2018.

As of July 31, 2019 and September 24, 2019, we were authorized to repurchase up to an additional $8.7 million of our common stock, pursuant to our current $100.0 million stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. There were no repurchases of our common stock during fiscal 2019 and 2018.

On September 26, 2018, December 6, 2018, March 6, 2019 and June 5, 2019, our Board of Directors declared a dividend of $0.10 per common share, which was paid on November 16, 2018, February 15, 2019, May 17, 2019 and August 16, 2019, respectively. On September 24, 2019, our Board of Directors declared a dividend of $0.10 per common share, payable on November 15, 2019 to stockholders of record at the close of business on October 16, 2019. Future dividends remain subject to compliance with financial covenants under our Credit Facility, as amended, as well as Board approval.

Our material long-term cash requirements primarily consist of mandatory interest payments pursuant to our Credit Facility and lease commitments.

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

The proceeds of the new Credit Facility were used, in part, to repay in full the outstanding borrowings under the Prior Credit Facility, and additional proceeds of the Credit Facility are expected to be used by us for working capital and other general corporate purposes. As of July 31, 2019, the amount outstanding under our Credit Facility was $165.0 million, which is reflected in the non-current portion of long-term debt on our Consolidated Balance Sheet. At July 31, 2019, we had $2.7 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. Since October 31, 2018, we had outstanding balances under the new Credit Facility, ranging from $150.0 million to $184.0 million. In addition, we had outstanding balances under the Revolving Loan Facility of the Prior Credit Facility, ranging from $34.9 million to $63.8 million during the three months ended October 31, 2018.

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

The Credit Facility provides for, among other things: (i) no scheduled payments of principal until maturity; (ii) a maximum Secured Leverage Ratio of 3.75x trailing twelve months ("TTM") Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") and a Maximum Total Leverage Ratio of 4.50x TTM Adjusted EBITDA, each with no step downs; and (iii) a Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA.

As of July 31, 2019, our Secured Leverage Ratio was 1.74x TTM Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of July 31, 2019 was 12.05x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA. Given our expected future business performance, we anticipate maintaining compliance with the terms and financial covenants in our Credit Facility for the foreseeable future.

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

Off-Balance Sheet Arrangements
As of July 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Commitments
In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of July 31, 2019, will materially adversely affect our liquidity.

At July 31, 2019, cash payments due under long-term obligations (including estimated interest expense on our Credit Facility), excluding purchase orders that we entered into in our normal course of business, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	2020	2021 and 2022	2023 and 2024	After 2024
Credit Facility - principal payments	$165,000	—	—	165,000	—
Credit Facility - interest payments	31,423	7,397	14,793	9,233	—
Operating lease commitments	44,214	11,812	16,066	9,206	7,130
Capital lease and other obligations	789	789	—	—	—
Net contractual cash obligations	$241,426	19,998	30,859	183,439	7,130

As discussed further in "Notes to Consolidated Financial Statements - Note (8) - Credit Facility" included in "Part II - Item 8. - Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K, on October 31, 2018, we entered into a new Credit Facility, replacing our Prior Credit Facility dated as of February 23, 2016. The new Credit Facility provides a senior secured loan facility of up to $550.0 million consisting of: (i) a revolving loan facility ("Revolving Loan Facility") with a borrowing limit of $300.0 million; (ii) an accordion feature allowing us to borrow up to an additional $250.0 million; (iii) a $35.0 million letter of credit sublimit; and (iv) a swingline loan credit sublimit of $25.0 million. The Credit Facility matures on October 31, 2023 (the "Revolving Maturity Date"). In addition, if we issue new unsecured debt in excess of $5.0 million with a maturity date that is less than 91 days from October 31, 2023, the Revolving Maturity Date would automatically accelerate so that it would be 91 days earlier than the maturity date of the new unsecured debt.

As discussed further in "Notes to Consolidated Financial Statements - Note (16) - Stockholders’ Equity" included in "Part II - Item 8. - Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K, on September 24, 2019, our Board of Directors declared a dividend of $0.10 per common share, payable on November 15, 2019 to stockholders of record at the close of business on October 16, 2019. Future dividends remain subject to compliance with financial covenants under our Credit Facility, as amended, as well as Board approval.

At July 31, 2019, we have approximately $2.7 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts. Such amounts are not included in the above table.

In fiscal 2018, we entered into a full and final warranty settlement with AT&T, the largest customer/distributor of a small product line that we refer to as the TCS 911 call handling software solution. As discussed in "Notes to Consolidated Financial Statements - Note (6) - Accrued Expenses and Other Current Liabilities," included in "Part II - Item 8.- Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K, pursuant to the settlement agreement, we issued thirty-six credits to AT&T of $0.2 million which AT&T can apply on a monthly basis to purchases of solutions from us, beginning October 2017 through September 2020. As of July 31, 2019, the total present value of these monthly credits is $2.0 million, of which $1.7 million is included in accrued expenses and other current liabilities and $0.3 million is reflected in other liabilities (non-current) on our Consolidated Balance Sheet. These amounts are not shown in the above commitment table.

As discussed in Notes to Consolidated Financial Statements - Note (7) - Cost Reduction Actions," included in "Part II - Item 8.- Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K, during the three months ended October 31, 2018, we exited our Government Solutions segment's manufacturing facility located in Tampa, Florida and recorded a related charge of $1.4 million in selling, general and administrative expenses on our Consolidated Statement of Operations. As of July 31, 2019, the remaining estimated facility exit costs was $0.6 million which is included in "accrued expenses and other current liabilities" on our Consolidated Balance Sheet. Such amounts are not shown in the above commitment table.

In the ordinary course of business, we include indemnification provisions in certain of our customer contracts. Pursuant to these agreements, we have agreed to indemnify, hold harmless and reimburse the indemnified party for certain losses suffered or incurred by the indemnified party, including but not limited to losses related to third-party intellectual property claims. It is not possible to determine the maximum potential amount under these agreements due to a history of nominal claims in the Comtech legacy business and the unique facts and circumstances involved in each particular agreement. As discussed further in "Notes to Consolidated Financial Statements - Note (13) - Commitments and Contingencies," included in "Part II - Item 8.- Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K, TCS is subject to a number of indemnification demands and we are incurring ongoing legal expenses in connection with these matters. Our insurance policies may not cover the cost of defending indemnification claims or providing indemnification. As a result, pending or future claims asserted against us by a party that we have agreed to indemnify could result in legal costs and damages that could have a material adverse effect on our consolidated results of operations and financial condition.

We have change in control agreements, severance agreements and indemnification agreements with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of our Company or an involuntary termination of employment without cause.

Our Consolidated Balance Sheet at July 31, 2019 includes total liabilities of $7.2 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

As further discussed in "Notes to Consolidated Financial Statements – Note (1)(o) - Adoption of Accounting Standards and Updates" included in "Part II - Item 8. - Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K, during fiscal 2019, we adopted:

•
FASB ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)." See "Notes to Consolidated Financial Statements - Note (1)(d) - Summary of Significant Accounting and Reporting Policies - Revenue Recognition," included in "Part II - Item 8. - Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K, for further information.

•
FASB ASU No. 2016-16, issued in October 2016, which eliminates a prior exception and now requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory (for example, intellectual property and property, plant and equipment) when the transfer occurs. We adopted this ASU on August 1, 2018. There was no material impact to our consolidated financial statements (including any cumulative effect adjustment) and disclosures upon such adoption.

•
FASB ASU No. 2019-07, issued in June 2019, which amends various SEC guidance pursuant to the issuance of SEC Final Rule Release No. 33-10532, 33-10231, and 33-10442. This ASU clarifies or improves the disclosure and presentation requirements of a variety of Codification Topics by aligning them with the SEC’s regulations, eliminating redundancies, and making the Codification easier to apply. There was no material impact to our consolidated financial statements and related disclosures upon such adoption.

In addition, the following FASB ASUs have been issued and incorporated into the FASB ASC and have not yet been adopted by us as of July 31, 2019:

•
FASB ASU No. 2016-02, issued in February 2016 "Leases (Topic 842)," which requires lessees to recognize the following for all leases (with the exception of short-term leases): (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, initially measured at the present value of the lease payments; and (ii) a right-of-use asset, which is an asset that represents the lessee's right to use a specified asset for the lease term. In January 2018, FASB ASU No. 2018-01 was issued to permit an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity’s adoption of Topic 842. In July 2018, the FASB issued ASU Nos. 2018-10 and 2018-11, which provide further codification improvements and relieves the requirement to present prior comparative year results when adopting the new lease standard. Instead, companies can choose to recognize the cumulative effect of applying the new standard to leased assets and liabilities as an adjustment to opening retained earnings. In December 2018, FASB ASU No. 2018-20 was issued to simplify the implementation of Topic 842 for lessors as it relates to sales taxes, lessor costs paid directly by the lessee and recognition of variable payments for contracts with lease and non-lease components. In March 2019, FASB ASU No. 2019-01 was issued, which addresses: (i) determining the fair value of the underlying asset by lessors that are not manufacturers or dealers; (ii) presentation of sales types and direct financing leases on the statement of cash flows; and (iii) transition disclosures related to Topic 250, "Accounting Changes and Error Corrections." This latest ASU specifically provides an exception to the paragraph 250-10-50-3 that would otherwise have required interim disclosures in the period of an accounting change including the effect of that change on income from continuing operations, net income, any other financial statement line item and any affected per-share amounts. As further discussed in “Notes to Consolidated Financial Statements - Note (1)(c)- Summary of Significant Accounting and Reporting Policies - Adoption of New Leasing Standard” included in Part II - Item 8. - Financial Statements and Supplementary Data, on August 1, 2019, we adopted the new leasing standard using the modified retrospective approach. In addition, we elected certain practical expedients permitted under the transition guidance within the new standard. Except for recording a total right-of-use asset and corresponding lease liability on our Consolidated Balance Sheet, which amount approximates 4.0% of our total consolidated assets at July 31, 2019, our adoption of Topic 842 is not expected to have a material impact to our future statements of operations or cash flows.

•
FASB ASU No. 2016-13 issued in June 2016 and ASU No. 2018-19 issued in November 2018, which require the measurement of expected credit losses for financial assets held at the reporting date to be based on historical experience, current conditions and reasonable and supportable forecasts. In April 2019, FASB ASU No. 2019-04 was issued to provide clarification guidance in the following areas: (i) accrued interest; (ii) recoveries; (iii) projections of the interest rate environment; (iv) consideration of prepayments; and (v) other topics. In May 2019, FASB ASU No. 2019-05 was issued to provide entities with an option to irrevocably elect the fair value option applied on an instrument by instrument basis for eligible instruments. These ASUs are effective for fiscal years beginning after December 15, 2019 (our fiscal year beginning on August 1, 2020), including interim periods within those fiscal years. All entities may adopt the amendments in this ASU earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Except for a prospective transition approach required for debt securities for which an other-than-temporary impairment had been recognized before the effective date, an entity will apply the amendments in this ASU through a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, on a modified-retrospective approach). We are evaluating the impact of this ASU on our consolidated financial statements and disclosures.

•
FASB ASU No. 2017-11, issued in July 2017, which provides guidance on the accounting for certain financial instruments with embedded features that result in the strike price of the instrument or embedded conversion option being reduced on the basis of the pricing of future equity offerings (commonly referred to as "down round" features). On August 1, 2019, we adopted this ASU. Our adoption of this ASU did not have any impact on our consolidated financial statements and disclosures, as we did not have any financial instruments with such "down round" features.

•
FASB ASU No. 2017-12, issued in August 2017, which expands and refines hedge accounting for both non-financial and financial risk components and simplifies and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. On August 1, 2019, we adopted this ASU. Our adoption of this ASU did not have any impact on our consolidated financial statements and disclosures, as we are currently not a party to any such hedging transactions.

•
FASB ASU No. 2018-07, issued in June 2018, which expands the scope of Topic 718 to include certain share-based payment transactions for acquiring goods and services from nonemployees. On August 1, 2019, we adopted this ASU. Our adoption of this ASU did not have any impact on our consolidated financial statements and disclosures, as we currently do not have any outstanding share-based awards with nonemployees that require remeasurement.

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

•
FASB ASU No. 2018-16, issued in October 2018, which expands the list of eligible U.S. benchmark interest rates permitted in the application of hedge accounting due to broad concerns about the long-term sustainability of the LIBO Rate. This ASU adds the Overnight Index Swap ("OIS") rate, based on the Secured Overnight Financing Rate ("SOFR"), as an eligible U.S. benchmark interest rate. On August 1, 2019, we adopted this ASU. Our adoption of this ASU did not have any impact on our consolidated financial statements and disclosures, as we are currently not a party to any such hedging transactions.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from borrowings under our Credit Facility. Based on the amount of outstanding debt under our Credit Facility, a hypothetical change in interest rates by 10% would change interest expense by $0.7 million over a one-year period. Although we do not currently use interest rate derivative instruments to manage exposure to interest rate changes, we may choose to do so in the future in connection with our Credit Facility.

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of July 31, 2019, we had cash and cash equivalents of $45.6 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of July 31, 2019, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

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

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013). Based on our assessment, we determined that, as of July 31, 2019, our internal control over financial reporting was effective based on those criteria.

Deloitte and Touche LLP, our independent registered public accounting firm, has performed an audit of our internal control over financial reporting as of July 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO. This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data. Deloitte’s audit reports appear on pages F-2 and F-3 of this annual report.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during our fiscal quarter ended July 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) The Registrant’s financial statements together with a separate index are annexed hereto.
(2) The Financial Statement Schedule listed in a separate index is annexed hereto.
(3) Exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
3(a)(i)	Restated Certificate of Incorporation of the Registrant	Exhibit 3(a)(i) to the Registrant’s 2006 Form 10-K
3(a)(ii)	Third Amended and Restated By-Laws of the Registrant, as of September 26, 2017	Exhibit 3(a)(ii) to the Registrant’s 2017 Form 10-K
10(a)(1)*	Sixth Amended and Restated Employment Agreement, dated November 18, 2016, between the Registrant and Fred Kornberg	Exhibit 10.1 to the Registrant’s Form 10-Q, filed December 7, 2016
10(a)(2)*	Amendment to Sixth Amended and Restated Employment Agreement, dated June 6, 2017, between the Registrant and Fred Kornberg	Exhibit 10.7 to the Registrant’s Form 8-K, filed June 7, 2017
10(a)(3)*	Lease agreement, dated September 23, 2011, on the Melville, New York Facility	Exhibit 10(s) to the Registrant's 2011 Form 10-K
10(b)*	Second Amended and Restated 2001 Employee Stock Purchase Plan	Exhibit A to the Registrant’s Proxy Statement, filed November 16, 2018
10(c)*	2000 Stock Incentive Plan, Amended and Restated, Effective March 6, 2018	Exhibit 10.1 to the Registrant’s Form 10-Q, filed June 6, 2018
10(d)(1)*	Form of Stock Option Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(f)(7) to the Registrant’s 2005 Form 10-K
10(d)(2)*	Form of Stock Option Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(f)(8) to the Registrant’s 2006 Form 10-K
10(e)(1)*	Form of Performance Share Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(s) to the Registrant’s 2012 Form 10-K
10(e)(2)*	Form of Performance Share Agreement (eligible for dividend equivalents) (Auto Deferral) pursuant to the 2000 Stock Incentive Plan	Exhibit 10(z) to the Registrant's 2013 Form 10-K
10(f)(1)*	Form of Long-Term Performance Share Award Agreement pursuant to the 2000 Stock Incentive Plan - 2017	Exhibit 10.8 to the Registrant's Form 8-K, filed June 7, 2017
10(f)(2)*	Form of Long-Term Performance Share Award Agreement pursuant to the 2000 Stock Incentive Plan - 2018
10(g)(1)*	Form of Restricted Stock Agreement for Employees pursuant to the 2000 Stock Incentive Plan	Exhibit 10(y) to the Registrant’s 2016 Form 10-K
10(g)(2)*	Form of Restricted Stock Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(ab) to the Registrant’s 2016 Form 10-K

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
10(g)(3)*	Form of Restricted Stock Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2019
10(h)(1)*	Form of Restricted Stock Unit Agreement for Employees pursuant to the 2000 Stock Incentive Plan - 2017	Exhibit 10(h)(1) to the Registrant’s 2017 Form 10-K
10(h)(2)*	Form of Restricted Stock Unit Agreement for Employees pursuant to the 2000 Stock Incentive Plan - 2016	Exhibit 10(z) to the Registrant’s 2016 Form 10-K
10(h)(3)*	Form of Restricted Stock Unit Agreement for Employees pursuant to the 2000 Stock Incentive Plan - 2013	Exhibit 10(w) to the Registrant's 2013 Form 10-K
10(h)(4)*	Form of Restricted Stock Unit Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10.2 to the Registrant's Form 10-Q, filed June 7, 2012
10(h)(5)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(aa) to the Registrant’s 2016 Form 10-K
10(h)(6)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2013	Exhibit 10(x) to the Registrant's 2013 Form 10-K
10(i)(1)*	Form of Stock Unit Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10.1 to the Registrant's Form 10-Q, filed June 7, 2012
10(i)(2)*	Form of Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(v) to the Registrant's 2013 Form 10-K
10(j)(1)*	Form of Share Unit Agreement (eligible for dividend equivalents) for Employees pursuant to the 2000 Stock Incentive Plan	Exhibit 10.2 to the Registrant's Form 10-Q, filed December 9, 2013
10(j)(2)*	Form of Share Unit Agreement (eligible for dividend equivalents) for Employees pursuant to the 2000 Stock Incentive Plan - 2018	Exhibit 10(j)(2) to the Registrant's 2018 Form 10-K
10(k)*	Form of Indemnification Agreement between the Registrant and the Named Executive Officers and Certain Other Executive Officers	Exhibit 10.1 to Registrant’s Form 8-K, filed on March 8, 2007
10(l)(1)*	Form of Change-in-Control Agreement (Tier 2) between the Registrant and Named Executive Officers (other than the CEO) and Certain Other Executive Officers	Exhibit 10.2 to the Registrant’s Form 8-K, filed June 7, 2017
10(l)(2)*	Form of Change-in-Control Agreement (Tier 2) between the Registrant and Named Executive Officers (other than the CEO) and Certain Other Executive Officers (California Employees)	Exhibit 10.3 to the Registrant’s Form 8-K, filed June 7, 2017
10(l)(3)*	Form of Change-in-Control Agreement (Tier 2) between the Registrant and Named Executive Officers (other than the CEO) and Certain Other Executive Officers (Divisional/Subsidiary Presidents)	Exhibit 10.4 to the Registrant’s Form 8-K, filed June 7, 2017
10(l)(4)*	Form of Change-in-Control Agreement (Tier 2) between the Registrant and Named Executive Officers (other than the CEO) and Certain Other Executive Officers (California Divisional/Subsidiary Presidents)	Exhibit 10.5 to the Registrant’s Form 8-K, filed June 7, 2017

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
10(l)(5)*	Form of Change-in-Control Agreement (Tier 3) between the Registrant and Certain Non-Executive Officers	Exhibit 10.6 to the Registrant’s Form 8-K, filed June 7, 2017
10(m)*	Agreement and Plan of Merger, dated as of November 22, 2015, among Comtech Telecommunications Corp., Typhoon Acquisition Corp. and TeleCommunication Systems, Inc.	Exhibit 2.1 to the Registrant’s Form 8-K, filed November 23, 2015
10(n)(1)*
First Amended and Restated Credit Agreement, dated as of October 31, 2018, among Comtech Telecommunications Corp., the lenders party thereto and Citibank N.A., as administrative agent, issuing bank and swingline lender.

Exhibit 10.1 to the Registrant’s Form 8-K, filed November 5, 2018
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

COMTECH TELECOMMUNICATIONS CORP.

September 24, 2019	By: /s/Fred Kornberg
(Date)	Fred Kornberg, Chairman of the Board Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title

September 24, 2019	/s/Fred Kornberg	Chairman of the Board
(Date)	Fred Kornberg	Chief Executive Officer and President
(Principal Executive Officer)

September 24, 2019	/s/Michael A. Bondi	Chief Financial Officer
(Date)	Michael A. Bondi	(Principal Financial and Accounting Officer)

September 24, 2019	/s/Edwin Kantor	Director
(Date)	Edwin Kantor

September 24, 2019	/s/Ira S. Kaplan	Director
(Date)	Ira S. Kaplan

September 24, 2019	/s/Robert G. Paul	Director
(Date)	Robert G. Paul

September 24, 2019	/s/Dr. Yacov A. Shamash	Director
(Date)	Dr. Yacov A. Shamash

September 24, 2019	/s/Lawrence J. Waldman	Director
(Date)	Lawrence J. Waldman

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule

Page
Reports of Independent Registered Public Accounting Firms	F - 2

Consolidated Financial Statements:

Balance Sheets as of July 31, 2019 and 2018	F - 4

Statements of Operations for each of the years in the three-year period ended July 31, 2019	F - 5

Statements of Stockholders' Equity for each of the years in the three-year period ended July 31, 2019	F - 6

Statements of Cash Flows for each of the years in the three-year period ended July 31, 2019	F - 7

Notes to Consolidated Financial Statements	F - 9

Additional Financial Information Pursuant to the Requirements of Form 10-K:

Schedule II – Valuation and Qualifying Accounts and Reserves	S- 1

Schedules not listed above have been omitted because they are either not applicable or the required information has been provided elsewhere in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
Comtech Telecommunications Corp.
Melville, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Comtech Telecommunications Corp. and subsidiaries (the "Company") as of July 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the three years in the period ended July 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 24, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

/s/ DELOITTE & TOUCHE LLP

Jericho, New York
September 24, 2019

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
Comtech Telecommunications Corp.
Melville, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Comtech Telecommunications Corp. and subsidiaries (the "Company") as of July 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended July 31, 2019, of the Company and our report dated September 24, 2019, expressed an unqualified opinion on those financial statements and financial statement schedule.

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

/s/ DELOITTE & TOUCHE LLP

Jericho, New York
September 24, 2019

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
As of July 31, 2019 and 2018

Assets	2019	2018
Current assets:
Cash and cash equivalents	$45,576,000	43,484,000
Accounts receivable, net	145,032,000	147,439,000
Inventories, net	74,839,000	75,076,000
Prepaid expenses and other current assets	14,867,000	13,794,000
Total current assets	280,314,000	279,793,000

Property, plant and equipment, net	28,026,000	28,987,000
Goodwill	310,489,000	290,633,000
Intangibles with finite lives, net	261,890,000	240,796,000
Deferred financing costs, net	3,128,000	2,205,000
Other assets, net	3,864,000	2,743,000
Total assets	$887,711,000	845,157,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,330,000	43,928,000
Accrued expenses and other current liabilities	78,584,000	65,034,000
Dividends payable	2,406,000	2,356,000
Contract liabilities	38,682,000	34,452,000
Current portion of long-term debt	—	17,211,000
Current portion of capital lease and other obligations	757,000	1,836,000
Interest payable	588,000	499,000
Total current liabilities	145,347,000	165,316,000
Non-current portion of long-term debt, net	165,000,000	148,087,000
Non-current portion of capital lease and other obligations	—	765,000
Income taxes payable	325,000	2,572,000
Deferred tax liability, net	12,481,000	10,927,000
Long-term contract liabilities	10,654,000	7,689,000
Other liabilities	18,822,000	4,117,000
Total liabilities	352,629,000	339,473,000
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Preferred stock, par value $.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $.10 per share; authorized 100,000,000 shares; issued 39,276,161 shares and 38,860,571 shares at July 31, 2019 and 2018, respectively	3,928,000	3,886,000
Additional paid-in capital	552,670,000	538,453,000
Retained earnings	420,333,000	405,194,000
	976,931,000	947,533,000
Less:
Treasury stock, at cost (15,033,317 shares at July 31, 2019 and 2018)	(441,849,000)	(441,849,000)
Total stockholders’ equity	535,082,000	505,684,000
Total liabilities and stockholders’ equity	$887,711,000	845,157,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
Fiscal Years Ended July 31, 2019, 2018 and 2017

	2019	2018	2017
Net sales	$671,797,000	570,589,000	550,368,000
Cost of sales	424,357,000	346,648,000	332,183,000
Gross profit	247,440,000	223,941,000	218,185,000

Expenses:
Selling, general and administrative	128,639,000	113,922,000	116,080,000
Research and development	56,407,000	53,869,000	54,260,000
Amortization of intangibles	18,320,000	21,075,000	22,823,000
Settlement of intellectual property litigation	(3,204,000)	—	(12,020,000)
Acquisition plan expenses	5,871,000	—	—
	206,033,000	188,866,000	181,143,000

Operating income	41,407,000	35,075,000	37,042,000

Other expenses (income):
Interest expense	9,245,000	10,195,000	11,629,000
Write-off of deferred financing costs	3,217,000	—	—
Interest (income) and other	35,000	254,000	(68,000)

Income before provision for (benefit from) income taxes	28,910,000	24,626,000	25,481,000
Provision for (benefit from) income taxes	3,869,000	(5,143,000)	9,654,000

Net income	$25,041,000	29,769,000	15,827,000
Net income per share:
Basic	$1.04	1.25	0.68
Diluted	$1.03	1.24	0.67

Weighted average number of common shares outstanding – basic	24,124,000	23,825,000	23,433,000

Weighted average number of common and common equivalent shares outstanding – diluted	24,302,000	24,040,000	23,489,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Fiscal Years Ended July 31, 2019, 2018 and 2017

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2016	38,367,997	$3,837,000	$524,797,000	$383,616,000	15,033,317	$(441,849,000)	$470,401,000
Equity-classified stock award compensation	—	—	8,467,000	—	—	—	8,467,000
Proceeds from issuance of employee stock purchase plan shares	64,367	7,000	687,000	—	—	—	694,000
Issuance of restricted stock, net	144,988	14,000	(14,000)	—	—	—	—
Net settlement of stock-based awards	42,115	4,000	(266,000)	—	—	—	(262,000)
Cash dividends declared ($0.60 per share)	—	—	—	(14,034,000)	—	—	(14,034,000)
Accrual of dividend equivalents, net of reversal ($0.60 per share)	—	—	—	(273,000)	—	—	(273,000)
Net income tax shortfall from settlement of stock-based awards	—	—	(248,000)	—	—	—	(248,000)
Reversal of deferred tax assets associated with expired and unexercised stock-based awards	—	—	(422,000)	—	—	—	(422,000)
Net income	—	—	—	15,827,000	—	—	15,827,000
Balance as of July 31, 2017	38,619,467	3,862,000	533,001,000	385,136,000	15,033,317	(441,849,000)	480,150,000
Equity-classified stock award compensation	—	—	8,605,000	—	—	—	8,605,000
Proceeds from exercises of stock options	13,100	1,000	325,000	—	—	—	326,000
Proceeds from issuance of employee stock purchase plan shares	44,996	5,000	850,000	—	—	—	855,000
Forfeiture of restricted stock	(10,254)	(1,000)	1,000	—	—	—	—
Net settlement of stock-based awards	193,262	19,000	(4,329,000)	—	—	—	(4,310,000)
Cash dividends declared ($0.40 per share)	—	—	—	(9,411,000)	—	—	(9,411,000)
Accrual of dividend equivalents, net of reversal ($0.40 per share)	—	—	—	(300,000)	—	—	(300,000)
Net income	—	—	—	29,769,000	—	—	29,769,000
Balance as of July 31, 2018	38,860,571	3,886,000	538,453,000	405,194,000	15,033,317	(441,849,000)	505,684,000
Equity-classified stock award compensation	—	—	11,427,000	—	—	—	11,427,000
Proceeds from exercises of stock options	8,100	1,000	215,000	—	—	—	216,000
Proceeds from issuance of employee stock purchase plan shares	43,316	4,000	922,000	—	—	—	926,000
Issuance of restricted stock	10,386	1,000	(1,000)	—	—	—	—
Net settlement of stock-based awards	145,119	15,000	(3,931,000)	—	—	—	(3,916,000)
Common stock issued for acquisition of Solacom Technologies, Inc.	208,669	21,000	5,585,000	—	—	—	5,606,000
Cash dividends declared, net ($0.40 per share)	—	—	—	(9,575,000)	—	—	(9,575,000)
Accrual of dividend equivalents, net of reversal ($0.40 per share)	—	—	—	(327,000)	—	—	(327,000)
Net income	—	—	—	25,041,000	—	—	25,041,000
Balance as of July 31, 2019	39,276,161	$3,928,000	$552,670,000	$420,333,000	15,033,317	$(441,849,000)	$535,082,000
See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Consolidated Statements of Cash Flows Fiscal Years Ended July 31, 2019, 2018 and 2017

	2019	2018	2017
Cash flows from operating activities:
Net income	$25,041,000	29,769,000	15,827,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	11,927,000	13,655,000	14,354,000
Amortization of intangible assets with finite lives	18,320,000	21,075,000	22,823,000
Amortization of stock-based compensation	11,427,000	8,569,000	8,506,000
Amortization of deferred financing costs	1,099,000	2,196,000	1,977,000
Estimated contract settlement costs	6,351,000	—	—
Settlement of intellectual property litigation	(3,204,000)	—	(12,020,000)
Write-off of deferred financing costs	3,217,000	—	—
Changes in other liabilities	(1,056,000)	—	—
Loss (gain) on disposal of property, plant and equipment	144,000	79,000	(126,000)
Provision for allowance for doubtful accounts	1,136,000	573,000	497,000
Provision for excess and obsolete inventory	6,015,000	5,628,000	2,900,000
Deferred income tax expense (benefit)	4,283,000	(6,379,000)	9,056,000
Excess income tax benefit from stock-based award exercises	—	—	(82,000)
Changes in assets and liabilities, net of effects of business acquisition:
Accounts receivable	6,315,000	(24,578,000)	25,508,000
Inventories	(3,787,000)	(20,065,000)	7,812,000
Prepaid expenses and other current assets	915,000	787,000	(956,000)
Other assets	102,000	(140,000)	666,000
Accounts payable	(21,290,000)	13,728,000	(4,472,000)
Accrued expenses and other current liabilities	3,554,000	(3,374,000)	(21,796,000)
Contract liabilities	(127,000)	9,143,000	(2,431,000)
Other liabilities, non-current	(84,000)	(682,000)	(1,442,000)
Interest payable	151,000	234,000	(1,039,000)
Income taxes payable	(2,418,000)	126,000	1,355,000
Net cash provided by operating activities	68,031,000	50,344,000	66,917,000
Cash flows from investing activities:
Payment for acquisition of Solacom Technologies Inc., net of cash acquired	(25,883,000)	—	—
Payment for acquisition of the GD NG-911 business	(10,000,000)	—	—
Purchases of property, plant and equipment	(8,785,000)	(8,642,000)	(8,150,000)
Net cash used in investing activities	(44,668,000)	(8,642,000)	(8,150,000)
Cash flows from financing activities:
Net borrowings of long-term debt under Credit Facility	165,000,000	—	—
Repayment of debt under Term Loan portion of Prior Credit Facility	(120,121,000)	(18,960,000)	(33,567,000)
Net payments under Revolving Loan portion of Prior Credit Facility	(48,603,000)	(8,800,000)	(26,500,000)
Cash dividends paid	(9,789,000)	(9,538,000)	(18,872,000)
Remittance of employees' statutory tax withholdings for stock awards	(5,042,000)	(1,143,000)	(262,000)
Repayment of principal amounts under capital lease and other obligations	(1,906,000)	(2,802,000)	(3,592,000)
Payment of deferred financing costs	(1,813,000)	—	(1,085,000)
Proceeds from issuance of employee stock purchase plan shares	935,000	855,000	694,000
Proceeds from exercises of stock options	216,000	326,000	—
Payment of shelf registration costs and equity issuance costs	(148,000)	—	(626,000)
Excess income tax benefit from stock-based award exercises	—	—	82,000
Net cash used in financing activities	(21,271,000)	(40,062,000)	(83,728,000)
			(Continued)

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES Consolidated Statements of Cash Flows (continued) Fiscal Years Ended July 31, 2019, 2018 and 2017

	2019	2018	2017
Net increase (decrease) in cash and cash equivalents	$2,092,000	1,640,000	(24,961,000)

Cash and cash equivalents at beginning of year	43,484,000	41,844,000	66,805,000

Cash and cash equivalents at end of year	$45,576,000	43,484,000	41,844,000

Supplemental cash flow disclosure
Cash paid (received) during the year for:
Interest	$7,669,000	7,291,000	10,424,000
Income taxes, net	$2,005,000	1,112,000	(758,000)

Non-cash investing and financing activities:
Accrued remittance of employees' statutory tax withholdings for fully-vested share units	$1,787,000	2,963,000	—

Cash dividends declared but unpaid (including accrual of dividend equivalents)	$2,733,000	2,656,000	2,616,000

Capital lease and other obligations incurred	$—	1,306,000	68,000

Accrued additions to property, plant and equipment	$902,000	719,000	1,221,000

Issuance (forfeiture) of restricted stock	$1,000	(1,000)	14,000

Common stock issued for acquisition of Solacom Technologies Inc.	$5,606,000	—	—

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

Our business is highly competitive and characterized by rapid technological change. Our growth and financial position depends on our ability to keep pace with such changes and developments and to respond to the sophisticated requirements of an increasing variety of secure wireless communications technology users, among other things. Many of our competitors are substantially larger, and have significantly greater financial, marketing and operating resources and broader product lines than our own. A significant technological or sales breakthrough by others, including smaller competitors or new companies, could have a material adverse effect on our business. In addition, certain of our customers have technological capabilities in our product areas and could choose to replace our products with their own.

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

(c)	Adoption of New Leasing Standard

On August 1, 2019 (the start of our first quarter of fiscal 2020), we adopted ASU No. 2016-02 "Leases (Topic 842)," which requires lessees to recognize the following for all leases (with the exception of short-term leases): (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, initially measured at the present value of the lease payments; and (ii) a right-of-use asset, which is an asset that represents the lessee's right to use a specified asset for the lease term. In January 2018, FASB ASU No. 2018-01 was issued to permit an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity’s adoption of Topic 842. In July 2018, the FASB issued ASU Nos. 2018-10 and 2018-11, which provide further codification improvements and relieves the requirement to present prior comparative year results when adopting the new lease standard. Instead, companies can choose to recognize the cumulative effect of applying the new standard to leased assets and liabilities as an adjustment to opening retained earnings. In December 2018, FASB ASU No. 2018-20 was issued to simplify the implementation of Topic 842 for lessors as it relates to sales taxes, lessor costs paid directly by the lessee and recognition of variable payments for contracts with lease and non-lease components. In March 2019, FASB ASU No. 2019-01 was issued, which addresses: (i) determining the fair value of the underlying asset by lessors that are not manufacturers or dealers; (ii) presentation of sales types and direct financing leases on the statement of cash flows; and (iii) transition disclosures related to Topic 250, "Accounting Changes and Error Corrections." This latest ASU specifically provides an exception to the paragraph 250-10-50-3 that would otherwise have required interim disclosures in the period of an accounting change including the effect of that change on income from continuing operations, net income, any other financial statement line item and any affected per-share amounts. On August 1, 2019, we adopted the new leasing standard using the modified retrospective approach. In addition, we elected certain practical expedients permitted under the transition guidance within the new standard. Except for recording a total right-of-use asset and corresponding lease liability on our Consolidated Balance Sheet, which amount approximates 4.0% of our total consolidated assets at July 31, 2019, our adoption of Topic 842 is not expected to have a material impact to our future statements of operations or cash flows.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(d)	Revenue Recognition

On August 1, 2018, we adopted ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)" or "ASC 606" applying the modified retrospective transition method. Except for new presentation or disclosure requirements, the impact of adoption, both as of August 1, 2018 and for fiscal 2019, was not material to our business, results of operations or financial condition. As a practical expedient, we adopted the new standard only for existing contracts as of August 1, 2018. All periods prior to August 1, 2018 will continue to be reported under the accounting standards in effect in those periods. As a result of ASC 606, we made the following adjustments to our Consolidated Balance Sheet as of August 1, 2018:

	As reported at	Adoption of	Balance at
	July 31, 2018	ASC 606	August 1, 2018
Accrued expenses and other current liabilities(1)	$65,034,000	$(2,079,000)	$62,955,000
Contract liabilities, current and non-current(2)	42,141,000	2,079,000	44,220,000

(1) See Note (6) - "Accrued Expenses and Other Current Liabilities" for further discussion of reclassification.
(2) Formerly presented on the face of our Consolidated Balance Sheet as "Customer advances and deposits, current and non-current" prior to our adoption of ASC 606.

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The cost-to-cost method is principally used to account for contracts in our mission-critical technologies and high-performance transmission technologies product lines and, to a lesser extent, certain location-based and messaging infrastructure contracts in our public safety and location technologies product line. For service-based contracts in our public safety and location technologies product line, we recognize revenue over time. These services are typically recognized as a series of services performed over the contract term using the straight-line method, or based on our customers’ actual usage of the networks and platforms which we provide.

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

Point in time accounting is principally applied to contracts in our satellite ground station technologies product line (which includes satellite modems, solid-state and traveling wave tube amplifiers) and certain contracts for our solid-state, high-power amplifiers in our high-performance transmission technologies product line. Point in time accounting is also applied to certain contracts in our mission-critical technologies product line. The contracts related to these product lines do not meet the requirements for over time revenue recognition because our customers cannot utilize the equipment for its intended purpose during any phase of our manufacturing process; customers do not simultaneously receive and or consume the benefits provided by our performance; customers do not control the asset (i.e., prior to delivery, customers cannot direct the use of the asset, sell or exchange the equipment, etc.); and, although many of our contracts have termination for convenience clauses and or an enforceable right to payment for performance completed to date, our performance creates an asset with an alternative use through the point of delivery.

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

	Fiscal Years Ended July 31,
	2019	2018	2017
United States
U.S. government	40.1%	35.5%	32.7%
Domestic	34.5%	38.9%	38.9%
Total United States	74.6%	74.4%	71.6%

International	25.4%	25.6%	28.4%
Total	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales are sales to Verizon Communications Inc. ("Verizon"). Sales to Verizon were 10.0% of consolidated net sales for fiscal 2018. Except for the U.S. government, there were no customers that represented more than 10.0% of consolidated net sales during fiscal 2019 and 2017. International sales for fiscal 2019, 2018 and 2017 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $170,607,000, $145,784,000 and $156,483,000, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for fiscal 2019, 2018 and 2017.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following tables summarize our disaggregation of revenue consistent with information reviewed by our chief operating decision-maker ("CODM") for the fiscal year ended July 31, 2019. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors which impact our business:

	Fiscal Year Ended July 31, 2019
	Commercial Solutions	Government Solutions	Total
Geographical region and customer type
U.S. government	$68,534,000	200,708,000	$269,242,000
Domestic	192,516,000	39,432,000	231,948,000
Total United States	261,050,000	240,140,000	501,190,000

International	96,243,000	74,364,000	170,607,000
Total	$357,293,000	314,504,000	$671,797,000
Contract type
Firm fixed-price	$350,850,000	231,400,000	$582,250,000
Cost reimbursable	6,443,000	83,104,000	89,547,000
Total	$357,293,000	314,504,000	$671,797,000
Transfer of control
Point in time	$177,090,000	176,067,000	$353,157,000
Over time	180,203,000	138,437,000	318,640,000
Total	$357,293,000	314,504,000	$671,797,000

The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on our Consolidated Balance Sheet. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. For certain contracts with provisions that are intended to protect customers in the event we do not satisfy our performance obligations, billings occur subsequent to revenue recognition, resulting in what we have historically presented as unbilled receivables. Contract assets increased $3,331,000 due to business combinations discussed in Note (2) - "Acquisitions." Under ASC 606, unbilled receivables constitute contract assets. There were no material impairment losses recognized on contract assets during the fiscal year ended 2019. On large long-term contracts, and for contracts with international customers that do not do business with us regularly, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to-date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract. Under the typical payment terms for our contracts accounted for at a point in time, costs are accumulated in inventory until the time of billing, which generally coincides with revenue recognition. Contract liabilities increased $5,411,000 due to business combinations discussed in Note (2) - "Acquisitions." Of the total contract liabilities at August 1, 2018, $33,139,000 was recognized as revenue during fiscal 2019.

We recognize the incremental costs to obtain or fulfill a contract as an expense when incurred if the amortization period of the asset is one year or less. Incremental costs to obtain or fulfill contracts with an amortization period greater than one year were not material.

As commissions payable to our internal sales and marketing employees or contractors are contingent upon multiple factors, such commissions are not considered direct costs to obtain or fulfill a contract with a customer and are expensed as incurred in selling, general and administrative expenses on our Consolidated Statements of Operations. As for commissions payable to third-party sales representatives related to large long-term contracts, we do consider these types of commissions both direct and incremental costs to obtain and fulfill such contracts. Therefore, such types of commissions are included in total estimated costs at completion for such contracts and expensed over time through cost of sales on our Consolidated Statements of Operations.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under indefinite delivery / indefinite quantity ("IDIQ") contracts. As of July 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $682,954,000 (which represents the amount of our consolidated backlog). We expect that a significant portion of our remaining performance obligations at July 31, 2019 will be completed and recognized as revenue during the next twelve-month period. During fiscal 2019, revenue recognized from performance obligations satisfied, or partially satisfied, in previous periods (for example due to changes in the transaction price) was not material.

(e)	Cash and Cash Equivalents

Our cash equivalents are short-term, highly liquid investments that are both readily convertible to known amounts of cash and have insignificant risk of change in value as a result of changes in interest rates. Our cash and cash equivalents, as of July 31, 2019 and 2018, amounted to $45,576,000 and $43,484,000, respectively, and primarily consist of bank deposits and money market deposit accounts insured by the Federal Deposit Insurance Corporation. Cash equivalents are carried at cost, which approximates fair value.

(f)	Inventories

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

(g)	Long-Lived Assets

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

We performed our annual goodwill impairment assessment for fiscal 2020 on August 1, 2019 (the first day of our fiscal 2020). See Note (14) - "Goodwill" for more information. Unless there are future indicators that the fair value of a reporting unit is more likely than not less than its carrying value, such as a significant adverse change in our future financial performance, our next impairment assessment for goodwill will be performed and completed in the first quarter of fiscal 2021. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

We charge research and development costs to operations as incurred, except in those cases in which such costs are reimbursable under customer funded contracts. In fiscal 2019, 2018 and 2017, we were reimbursed by customers for such activities in the amount of $14,679,000, $16,924,000 and $27,050,000, respectively. These amounts are not reflected in the reported research and development expenses in each of the respective periods but are included in net sales with the related costs included in cost of sales in each of the respective periods.

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

We determine the uncertain tax positions taken or expected to be taken in income tax returns in accordance with the provisions of FASB ASC 740-10-25 "Income Taxes," which prescribes a two-step evaluation process for tax positions. The first step is recognition based on a determination of whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure a tax position that meets the more-likely-than-not threshold. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Our policy is to recognize potential interest and penalties related to uncertain tax positions in income tax expense.

(j)	Earnings Per Share

Our basic earnings per share ("EPS") is computed based on the weighted average number of common shares (including vested but unissued stock units, share units, performance shares and restricted stock units ("RSUs")), outstanding during each respective period. Our diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of equity-classified stock-based awards, if dilutive, outstanding during each respective period. Pursuant to FASB ASC 260 "Earnings Per Share," equity-classified stock-based awards that are subject to performance conditions are not considered in our diluted EPS calculations until the respective performance conditions have been satisfied. When calculating our diluted earnings per share, we consider the amount an employee must pay upon assumed exercise of stock-based awards and the amount of stock-based compensation cost attributed to future services and not yet recognized. As a result of our adoption of ASU No. 2016-09 on August 1, 2017 (the start of our first quarter of fiscal 2018), the amount of excess tax benefits assuming exercise of in-the-money stock-based awards is no longer included in the calculation of diluted earnings per share on a prospective basis and the denominator for our diluted calculation could increase in the future as compared to prior calculations. See Note (11) - “Stock-Based Compensation” for more information on the impact of adopting ASU No. 2016-09.

There were no repurchases of our common stock during the fiscal years ended July 31, 2019, 2018 and 2017. See Note (16) - "Stockholders’ Equity" for more information.

Weighted average stock options, RSUs and restricted stock outstanding of 1,347,000, 1,739,000 and 1,986,000 shares for fiscal 2019, 2018 and 2017, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Our EPS calculations exclude 243,000, 258,000 and 228,000 weighted average performance shares outstanding for fiscal 2019, 2018 and 2017, respectively, as the performance conditions have not yet been satisfied. However, net income (the numerator) for EPS calculations for each respective period, is reduced by the compensation expense related to these awards.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Fiscal Years Ended July 31,
	2019	2018	2017
Numerator:
Net income for basic calculation	$25,041,000	29,769,000	15,827,000
Numerator for diluted calculation	$25,041,000	29,769,000	15,827,000

Denominator:
Denominator for basic calculation	24,124,000	23,825,000	23,433,000
Effect of dilutive securities:
Stock-based awards	178,000	215,000	56,000
Denominator for diluted calculation	24,302,000	24,040,000	23,489,000

(k)	Fair Value Measurements and Financial Instruments

Using the fair value hierarchy described in FASB ASC 820 "Fair Value Measurements and Disclosures," we valued our cash and cash equivalents using Level 1 inputs that were based on quoted market prices.

We believe that the carrying amounts of our other current financial assets (such as accounts receivable) and other current liabilities (including accounts payable, accrued expenses and the current portion of our favorable AT&T warranty settlement) approximate their fair values due to their short-term maturities. We believe the fair value of our current portion of capital lease and other obligations, which currently has a blended interest rate of approximately 7.0%, would not be materially different than its carrying value as of July 31, 2019.

The fair value of our Credit Facility that we entered into on October 31, 2018 approximates its carrying amount due to its variable interest rate and pricing grid that is dependent upon our leverage ratio as of the end of each fiscal quarter.

The fair value of the non-current portion of our favorable AT&T warranty settlement would not be materially different than its carrying value as of July 31, 2019, given our belief that the present value of such liability reflects market participants' assumptions for a similar junior, unsecured debt instrument. See Note (6) - "Accrued Expenses and Other Current Liabilities" for further discussion of the favorable AT&T warranty settlement.

As of July 31, 2019 and 2018, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

(l)	Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reported period. We make significant estimates in many areas of our accounting, including but not limited to the following: long-term contracts, stock-based compensation, intangible assets and liabilities including goodwill, provision for excess and obsolete inventory, allowance for doubtful accounts, warranty obligations and income taxes. Actual results may differ from those estimates.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(m)	Comprehensive Income

In accordance with FASB ASC 220 "Comprehensive Income," we report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income was the same as our net income in fiscal 2019, 2018 and 2017.

(n)	Reclassifications

Certain reclassifications have been made to previously reported consolidated financial statements to conform to the fiscal 2019 presentation.

(o)	Adoption of Accounting Standards and Updates

We are required to prepare our consolidated financial statements in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") which is the source for all authoritative U.S. generally accepted accounting principles, which are commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs"). During fiscal 2019, we adopted:

•	FASB ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)." See Note (1)(d) - "Revenue Recognition" for further information.

•
FASB ASU No. 2016-16 "Intra-Entity Transfers of Assets Other Than Inventory," which eliminates a prior exception and now requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory (for example, intellectual property and property, plant and equipment) when the transfer occurs. We adopted this ASU on August 1, 2018. There was no material impact to our consolidated financial statements (including any cumulative effect adjustment) and related disclosures upon such adoption.

•
FASB ASU No. 2019-07, issued in June 2019, which amends various SEC guidance pursuant to the issuance of recent SEC Final Rule Release No. 33-10532, 33-10231, and 33-10442. This ASU clarifies or improves the disclosure and presentation requirements of a variety of Codification Topics by aligning them with the SEC’s regulations, eliminating redundancies, and making the Codification easier to apply. There was no material impact to our consolidated financial statements and related disclosures upon such adoption.

(2) Acquisitions
Solacom Technologies Inc.

On February 28, 2019, we completed our acquisition of Solacom Technologies Inc. ("Solacom"), pursuant to the Arrangement Agreement, dated as of January 7, 2019, by and among Solacom, Comtech and Solar Acquisition Corp., a Canadian corporation and a direct, wholly-owned subsidiary of Comtech. Solacom is a leading provider of Next Generation 911 ("NG-911") solutions for public safety agencies. The acquisition of Solacom was a significant step in our strategy of enhancing our public safety and location technologies.

The acquisition has an aggregate purchase price for accounting purposes of $32,934,000, of which $27,328,000 was settled in cash and $5,606,000 was settled with the issuance of 208,669 shares of Comtech’s common stock at a volume weighted average stock price of $26.86. The fair value of consideration transferred in connection with this acquisition was $31,489,000, which was net of $1,445,000 of cash acquired. The cash portion of the purchase price was funded principally through borrowings under our Credit Facility.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

We are accounting for the acquisition of Solacom under the acquisition method of accounting in accordance with FASB ASC 805, "Business Combinations" ("ASC 805"). The purchase price was allocated to the assets acquired and liabilities assumed, based on their preliminary fair value as of February 28, 2019, pursuant to the business combination accounting rules. Acquisition plan expenses were not included as a component of consideration transferred and were expensed in the period incurred. Our Consolidated Statement of Operations for fiscal 2019 includes a nominal amount of revenue and contribution from Solacom. Pro forma financial information is not disclosed, as the acquisition is not material.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in connection with the Solacom acquisition:

	Preliminary Purchase Price Allocation (1)	Measurement Period Adjustments	Purchase Price Allocation (as adjusted)
Settled in cash	$27,328,000	—	$27,328,000
Settled in common stock issued by Comtech	5,606,000	—	5,606,000
Aggregate purchase price at fair value	$32,934,000	—	$32,934,000
Allocation of aggregate purchase price:
Cash and cash equivalents	$1,445,000	—	$1,445,000
Current assets	9,425,000	471,000	9,896,000
Property, plant and equipment	777,000	—	777,000
Deferred tax assets, non-current	5,374,000	(315,000)	5,059,000
Accrued warranty obligations	(1,431,000)	—	(1,431,000)
Current liabilities	(4,477,000)	—	(4,477,000)
Contract liabilities, non-current	(1,604,000)	—	(1,604,000)
Net tangible assets at preliminary fair value	$9,509,000	156,000	$9,665,000
Identifiable intangibles, deferred taxes and goodwill:				Estimated Useful Lives
Technology	$6,779,000	—	$6,779,000	10 years
Customer relationships	7,007,000	—	7,007,000	20 years
Trade name	1,828,000	—	1,828,000	20 years
Deferred tax liabilities	(4,153,000)	—	(4,153,000)
Goodwill	11,964,000	(156,000)	11,808,000	Indefinite
Allocation of aggregate purchase price	$32,934,000	—	$32,934,000
(1) As initially reported in the Company's Quarterly Report on Form 10-Q for the three and nine months ended April 30, 2019.

The acquired identifiable intangible assets are being amortized on a straight-line basis, which we believe approximates the pattern in which the assets are utilized over their estimated useful lives. The fair value of customer relationships and backlog was estimated primarily based on the value of the discounted cash flows that the related intangible asset could be expected to generate in the future. The fair value of technology and trade name was estimated based on the discounted capitalization of royalty expense saved because we now own the assets. Among the factors contributing to the recognition of goodwill, as a component of the purchase price allocation, were synergies in products and technologies and the addition of a skilled, assembled workforce. This goodwill has been assigned to our Commercial Solutions segment based on specific identification and is generally not deductible for income tax purposes.

The allocation of the aggregate purchase price shown in the above table was based upon a valuation and estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the acquisition date). The primary areas of the purchase price allocation not yet finalized include a final assessment of income taxes and residual goodwill.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

GD NG-911 Business

On April 29, 2019, we completed the acquisition of a state and local government NG-911 business pursuant to the Asset Purchase Agreement, dated as of April 29, 2019, by and among General Dynamics Information Technology, Inc., Comtech and Comtech NextGen LLC, a Delaware limited liability company and indirect, wholly-owned subsidiary of Comtech. The acquisition of this NG-911 business from GD (the "GD NG-911 business") has a preliminary cash purchase price of $10,000,000 (which is subject to a working capital adjustment). In connection with this acquisition, we also announced an award of a five-year contract to develop, implement and operate a NG-911 emergency communications system for a Northeastern state. Immediately after our announcement of this acquisition, we hired approximately sixty GD NG-911 employees and completed the integration of this business into our Commercial Solutions segment’s public safety and location technologies product line. The acquisition, contract award and hiring of talented employees are expected to strengthen Comtech’s position in the growing NG-911 solutions market.

We are accounting for the acquisition of this business under the acquisition method of accounting in accordance with FASB ASC 805. The purchase price, which is subject to a pending closing date balance sheet adjustment process under the purchase agreement, was allocated to the assets acquired and liabilities assumed, based on their preliminary fair value as of April 29, 2019, pursuant to the business combination accounting rules. Acquisition plan expenses were not included as a component of consideration transferred and were expensed in the period incurred. Our Consolidated Statements of Operatons for fiscal 2019 include a nominal amount of revenue and contribution from the GD NG-911 business. Pro forma financial information is not disclosed, as the acquisition is not material.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in connection with the acquisition of the GD NG-911 business:

	Preliminary Purchase Price Allocation (1)	Measurement Period Adjustments	Purchase Price Allocation (as adjusted)
Aggregate purchase price at fair value	$10,000,000	—	$10,000,000
Allocation of aggregate purchase price:
Current assets	$5,790,000	(1,330,000)	$4,460,000
Property, plant and equipment	646,000	—	646,000
Deferred tax assets, non-current	3,292,000	134,000	3,426,000
Accrued warranty obligations	(5,000,000)	—	(5,000,000)
Current liabilities	(3,960,000)	798,000	(3,162,000)
Net tangible assets at preliminary fair value	$768,000	(398,000)	$370,000
Identifiable intangibles, deferred taxes and goodwill:				Estimated Useful Lives
Customer relationships	$20,300,000	$—	$20,300,000	10 years
Technology	3,500,000	—	3,500,000	15 years
Other liabilities	(21,700,000)	—	(21,700,000)
Deferred tax liabilities	(518,000)	—	(518,000)
Goodwill	7,650,000	398,000	8,048,000	Indefinite
Allocation of aggregate purchase price	$10,000,000	—	$10,000,000

(1) As initially reported in the Company's Quarterly Report on Form 10-Q for the three and nine months ended April 30, 2019.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The acquired identifiable intangible assets are being amortized on a straight-line basis, which we believe approximates the pattern in which the assets are utilized over their estimated useful lives. The fair value of customer relationships was estimated based on the value of the discounted cash flows that the related intangible asset could be expected to generate in the future. The fair value of technology was estimated based on the discounted capitalization of royalty expense saved because we now own the assets. The preliminary fair value of other liabilities was based on the difference in discounted cash flows related to remaining performance obligations under a certain acquired contract as compared to current market terms for similar arrangements that a market participant would expect. Other liabilities will be credited against cost of sales over the remaining performance of the contract, which was 5.25 years as of the acquisition date.

Among the factors contributing to the recognition of goodwill, as a component of the purchase price allocation, were synergies in solution offerings and the addition of a skilled, assembled workforce. We currently estimate that approximately $7,300,000 of goodwill resulting from the acquisition will be tax deductible. This goodwill has been assigned to our Commercial Solutions segment based on specific identification.

We are currently finalizing a working capital adjustment, pursuant to the terms of the purchase agreement. In August 2019, the seller proposed and requested an approximate $2,900,000 upward adjustment to the preliminary purchase price. We do not agree with their proposed adjustment and believe that we are entitled to a reduction of approximately $890,000 to the preliminary purchase price. We expect to reach an amicable resolution.

The allocation of the preliminary purchase price shown in the above table was based on a valuation and estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the acquisition date). The primary areas of the purchase price allocation not yet finalized include the purchase price (due to a pending closing date balance sheet adjustment process under the purchase agreement), a final assessment of accrued warranty obligations, income taxes and residual goodwill.

(3) Accounts Receivable

Accounts receivable consist of the following at July 31, 2019 and 2018:

	2019	2018
Receivables from commercial and international customers	$85,556,000	83,411,000
Unbilled receivables from commercial and international customers	20,469,000	19,731,000
Receivables from the U.S. government and its agencies	38,856,000	26,251,000
Unbilled receivables from the U.S government and its agencies	2,018,000	19,807,000
Total accounts receivable	146,899,000	149,200,000
Less allowance for doubtful accounts	1,867,000	1,761,000
Accounts receivable, net	$145,032,000	147,439,000

Unbilled receivables as of July 31, 2019 relate to contracts-in-progress for which revenue has been recognized, but for which we have not yet earned the right to bill the customer for work performed to-date. Under ASC 606, which we adopted on August 1, 2018 (see Note (1)(d) - "Revenue Recognition"), unbilled receivables constitute contract assets. Management estimates that substantially all amounts not yet billed at July 31, 2019 will be billed and collected within one year.

As of July 31, 2019, except for the U.S. government (and its agencies), which represented 27.8% of total accounts receivable, there were no other customers which accounted for greater than 10.0% of total accounts receivable. As of July 31, 2018, the U.S. government (and its agencies) and Verizon represented 30.9% and 10.1%, respectively, of total accounts receivable.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4) Inventories

Inventories consist of the following at July 31, 2019 and 2018:

	2019	2018
Raw materials and components	$53,959,000	53,649,000
Work-in-process and finished goods	40,576,000	38,854,000
Total inventories	94,535,000	92,503,000
Less reserve for excess and obsolete inventories	19,696,000	17,427,000
Inventories, net	$74,839,000	75,076,000

As of July 31, 2019 and 2018, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $4,053,000 and $1,249,000, respectively, and the amount of inventory related to contracts from third-party commercial customers who outsource their manufacturing to us was $1,513,000 and $1,310,000, respectively.

(5) Property, Plant and Equipment

Property, plant and equipment consist of the following at July 31, 2019 and 2018:

	2019	2018
Machinery and equipment	$159,882,000	154,556,000
Leasehold improvements	14,265,000	13,807,000
	174,147,000	168,363,000
Less accumulated depreciation and amortization	146,121,000	139,376,000
Property, plant and equipment, net	$28,026,000	28,987,000

Depreciation and amortization expense on property, plant and equipment amounted to $11,927,000, $13,655,000 and $14,354,000 for the fiscal years ended July 31, 2019, 2018 and 2017, respectively.

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at July 31, 2019 and 2018:

	2019	2018
Accrued wages and benefits	$23,295,000	23,936,000
Accrued contract costs	15,007,000	10,016,000
Accrued warranty obligations	15,968,000	11,738,000
Accrued legal costs	2,835,000	6,179,000
Accrued commissions and royalties	5,114,000	4,654,000
Other	16,365,000	8,511,000
Accrued expenses and other current liabilities	$78,584,000	65,034,000

On August 1, 2018, in connection with our adoption of ASC 606, $2,079,000 of accrued expenses and other current liabilities were reclassified to contract liabilities on our Consolidated Balance Sheet. Of this total amount, $1,679,000 and $400,000, respectively, was reclassified from the "accrued warranty obligations" and "other" categories presented in the above table to contract liabilities, as they represented deferred revenue related to service-type warranty performance obligations. See Note (1)(d) - "Revenue Recognition" for further discussion of our adoption of ASC 606. Accrued expenses and other current liabilities as of July 31, 2019 includes the amounts from our acquisitions of Solacom and the GD NG-911 business, as discussed in Note (2) "Acquisitions."

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Accrued wages and benefits as of July 31, 2019 and 2018 include $1,787,000 and $2,963,000, respectively, of accrued remittance of employees' statutory tax withholdings related to the net settlement of fully-vested share units, as discussed in more detail in Note (11) - "Stock-Based Compensation."

Accrued contract costs represent direct and indirect costs on contracts as well as estimates of amounts owed for invoices not yet received from vendors or reflected in accounts payable.

Accrued legal costs as of July 31, 2018 included $3,372,000 related to estimated costs associated with a certain TeleCommunication Systems, Inc. ("TCS") intellectual property matter. During the fiscal year ended July 31, 2019, this matter was resolved in our favor. As a result, we reduced such accrued legal costs and recorded a $3,204,000 benefit in the Consolidated Statement of Operations. See Note (13)(b) - "Commitments and Contingencies - Legal Proceedings and Other Matters" for additional information.

Other accrued expenses as of July 31, 2019 include $568,000 for the current portion of facility exit costs related to the closure of a manufacturing facility, as discussed in more detail in Note (7) - "Cost Reduction Actions."

Accrued warranty obligations as of July 31, 2019 relate to estimated liabilities for assurance type warranty coverage that we provide to our customers. We generally provide warranty coverage for some of our products for a period of at least one year from the date of delivery. We record a liability for estimated warranty expense based on historical claims, product failure rates, a consideration of contractual obligations, future costs to resolve software issues and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Changes in our accrued warranty obligations during the fiscal years ended July 31, 2019 and 2018 were as follows:

	2019	2018
Balance at beginning of year	$11,738,000	17,617,000
Reclass to contract liabilities as of August 1, 2018	(1,679,000)	—
Provision for warranty obligations	3,902,000	5,055,000
Additions (in connection with acquisitions)	6,431,000	—
Charges incurred	(6,151,000)	(8,244,000)
Warranty settlement and reclass (see below)	1,727,000	(2,690,000)
Balance at end of year	$15,968,000	11,738,000

Our current accrued warranty obligations at July 31, 2019 and 2018 include $3,999,000 and $4,650,000, respectively, of warranty obligations for a small product line that we refer to as the TCS 911 call handling software solution. This solution was licensed to customers prior to our acquisition of TCS. During the fiscal year ended July 31, 2018, we entered into a full and final warranty settlement with AT&T, the largest customer/distributor of this product line, pursuant to which we issued thirty-six credits to AT&T of $153,000 which AT&T can apply on a monthly basis to purchases of solutions from us, beginning October 2017 through September 2020. As of July 31, 2019, the total present value of these monthly credits is $2,029,000, of which $1,727,000 is included in our current accrued warranty obligations and $302,000 is reflected in other liabilities (non-current) on our Consolidated Balance Sheet. In connection with this favorable settlement, during the fiscal year ended July 31, 2018, we recorded a benefit to cost of sales of $660,000.

In connection with our acquisition of Solacom and the GD NG-911 business, during the fiscal year ended July 31, 2019, we assumed warranty obligations related to certain contracts acquired. See Note (2) - "Acquisitions" for further information pertaining to these acquisitions.

(7) Cost Reduction Actions

During the three months ended October 31, 2018, we took steps to improve our future operating results and successfully consolidated our Government Solutions segment’s manufacturing facility located in Tampa, Florida with another facility that we maintain in Orlando, Florida. In doing so, we accrued $1,373,000 of facility exit costs, which were recorded in selling, general and administrative expenses in our Consolidated Statements of Operations.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

During the fiscal year ended 2019, we made cash payments of $805,000 related to such facility exit cost accrual. As of July 31, 2019, the remaining estimated facility exit costs amounted to $568,000, which is included in accrued expenses on our Consolidated Balance Sheet. To-date, we have incurred an immaterial amount of severance and retention costs related to our Florida facilities consolidation.

During the second quarter of fiscal 2019, we began an evaluation and repositioning of our public safety and location technologies solutions in order to focus on providing higher margin solution offerings. This evaluation and repositioning continued throughout the remainder of fiscal 2019 and is ongoing. To date, we have ceased offering certain solutions, have worked with customers to wind-down certain legacy contracts and have not renewed certain contracts. In connection with this ongoing repositioning, we recorded $6,351,000 of estimated contract settlement costs in our Commercial Solutions segment during the fiscal year ended July 31, 2019.

(8) Credit Facility

On October 31, 2018, we entered into a First Amended and Restated Credit Agreement (the "Credit Facility") with a syndicate of lenders, replacing our prior Credit Agreement dated as of February 23, 2016 (as amended by that certain First Amendment, dated as of June 6, 2017 (the "Prior Credit Facility")). In connection with the establishment of our new Credit Facility, during the three months ended October 31, 2018, we wrote-off $3,217,000 of deferred financing costs primarily related to the Term Loan Facility portion of our Prior Credit Facility and capitalized deferred financing costs of $1,813,000 related to the new Credit Facility.

The Credit Facility provides a senior secured loan facility of up to $550,000,000 consisting of: (i) a revolving loan facility ("Revolving Loan Facility") with a borrowing limit of $300,000,000; (ii) an accordion feature allowing us to borrow up to an additional $250,000,000; (iii) a $35,000,000 letter of credit sublimit; and (iv) a swingline loan credit sublimit of $25,000,000.

The Credit Facility matures on October 31, 2023 (the "Revolving Maturity Date"). If we issue new unsecured debt in excess of $5,000,000 with a maturity date that is less than 91 days from October 31, 2023, the Revolving Maturity Date would automatically accelerate so that it would be 91 days earlier than the maturity date of the new unsecured debt.

The proceeds of the new Credit Facility were used, in part, to repay in full the outstanding borrowings under the Prior Credit Facility, and additional proceeds of the Credit Facility are expected to be used by us for working capital and other general corporate purposes. As of July 31, 2019, the amount outstanding under our Credit Facility was $165,000,000 which is reflected in the non-current portion of long-term debt on our Consolidated Balance Sheet. At July 31, 2019, we had $2,686,000 of standby letters of credit outstanding under our Credit Facility related to guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. Since October 31, 2018, we had outstanding balances under the new Credit Facility ranging from $150,000,000 to $184,000,000.

As of July 31, 2019, total net deferred financing costs related to the Credit Facility were $3,128,000 and are being amortized over the term of our Credit Facility through October 31, 2023.

Interest expense, including amortization of deferred financing costs, recorded during the fiscal years ended July 31, 2019, 2018 and 2017 was $8,859,000, $9,614,000 and $11,106,000, respectively. The amount for the most recent fiscal year relates to both our Prior Credit Facility and new Credit Facility; whereas, the amount in the prior fiscal years relates to our Prior Credit Facility. Our blended interest rate approximated 5.25%, 5.40% and 4.90% for fiscal 2019, 2018 and 2017, respectively.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

The Credit Facility provides for, among other things: (i) no scheduled payments of principal until maturity; (ii) a maximum Secured Leverage Ratio of 3.75x trailing twelve months ("TTM") Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") and a Maximum Total Leverage Ratio of 4.50x TTM Adjusted EBITDA, each with no step downs; and (iii) a Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA.

As of July 31, 2019, our Secured Leverage Ratio was 1.74x TTM Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of July 31, 2019 was 12.05x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA. Given our expected future business performance, we anticipate maintaining compliance with the terms and financial covenants in our Credit Facility for the foreseeable future.

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

As of July 31, 2018, the net amount outstanding under the Prior Credit Facility was as follows:

2018
Term Loan Facility	$120,121,000
Less unamortized deferred financing costs related to Term Loan Facility	3,427,000
Term Loan Facility, net	116,694,000
Revolving Loan Facility	48,604,000
Amount outstanding under Secured Credit Facility, net	165,298,000
Less current portion of long-term debt	17,211,000
Non-current portion of long-term debt	$148,087,000

Capitalized terms used but not defined herein have the meanings set forth for such terms in the Credit Facility and the Prior Credit Facility, which have been documented and filed with the SEC.

(9) Capital Lease and Other Obligations
We lease certain equipment under capital leases. As of July 31, 2019 and 2018, the net book value of the leased assets which collateralize the capital lease and other obligations was $864,000 and $2,547,000, respectively, and consisted primarily of machinery and equipment. Depreciation of leased assets is included in depreciation expense.
As of July 31, 2019, our capital lease and other obligations reflect a blended interest rate of approximately 7.00%. Our capital leases generally contain provisions whereby we can purchase the equipment at the end of the lease for a one dollar buyout.
Future minimum payments under capital lease and other obligations consisted of the following at July 31, 2019:

Fiscal 2020	$789,000
Total minimum lease payments	789,000
Less: amounts representing interest	32,000
Present value of net minimum lease payments	757,000
Current portion of capital lease and other obligations	757,000
Non-current portion of capital lease and other obligations	$—
(10) Income Taxes

On December 22, 2017, H.R.1, also known as the Tax Cuts and Jobs Act ("Tax Reform"), was enacted in the U.S. Tax Reform significantly lowered the amount of our current and future income tax expense primarily due to the reduction in the U.S. statutory income tax rate from 35.0% to 21.0%. This provision went into effect on January 1, 2018 and required us to remeasure our deferred tax assets and liabilities. In connection with Tax Reform, during fiscal 2018, we recorded a net discrete tax benefit of $11,792,000, primarily related to the remeasurement of deferred tax liabilities associated with non-deductible amortization related to intangible assets. This remeasurement was recorded pursuant to ASC 740 "Income Taxes" and SEC Staff Accounting Bulletin ("SAB") 118, using estimates based on reasonable and supportable assumptions and available information as of such reporting date. In the event the Internal Revenue Service ("IRS") issues clarifying or interpretive guidance related to Tax Reform, it may result in a change to our estimated income tax. In fiscal 2019 and beyond, Tax Reform will result in the loss of our ability to take the domestic production activities deduction, which has been repealed, and is also likely to result in lower tax deductions for certain executive compensation expenses.

For fiscal 2019, we were subject to a U.S. statutory income tax rate of 21.0%. For fiscal 2018, we were subject to a 35.0% statutory income tax rate with respect to the period August 1, 2017 through December 31, 2017 and a 21.0% statutory income tax rate with respect to the period January 1, 2018 through July 31, 2018, or a blended U.S. statutory income tax rate for fiscal 2018 of approximately 27.0%. As such, our effective tax rate for accounting purposes in fiscal 2018, excluding discrete items, was 27.0%.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Income before provision for (benefit from) income taxes consists of the following:

	Fiscal Years Ended July 31,
	2019	2018	2017
U.S.	$28,813,000	22,243,000	23,732,000
Foreign	97,000	2,383,000	1,749,000
	$28,910,000	24,626,000	25,481,000

The provision for (benefit from) income taxes included in the accompanying Consolidated Statements of Operations consists of the following:

	Fiscal Years Ended July 31,
	2019	2018	2017
Federal – current	$(2,190,000)	367,000	(441,000)
Federal – deferred	4,782,000	(7,499,000)	8,399,000

State and local – current	1,715,000	440,000	608,000
State and local – deferred	(321,000)	1,115,000	659,000

Foreign – current	62,000	429,000	413,000
Foreign – deferred	(179,000)	5,000	16,000
Provision for (benefit from) income taxes	$3,869,000	(5,143,000)	9,654,000

The provision for (benefit from) income taxes differed from the amounts computed by applying the U.S. Federal income tax rate as a result of the following:

	Fiscal Years Ended July 31,
	2019		2018		2017
	Amount	Rate	Amount	Rate	Amount	Rate
Computed "expected" tax expense	$6,071,000	21.0%	6,615,000	27.0%	8,919,000	35.0%
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal benefit	967,000	3.3	1,193,000	4.8	1,257,000	4.9
Stock-based compensation	(44,000)	(0.1)	(1,112,000)	(4.5)	78,000	0.3
Research and experimentation credits	(1,129,000)	(3.9)	(678,000)	(2.8)	(919,000)	(3.6)
Foreign-derived intangible income deduction	(632,000)	(2.2)	—	—	—	—
Nondeductible transaction costs	394,000	1.4	—	—	—	—
Nondeductible executive compensation	330,000	1.1	(22,000)	(0.1)	88,000	0.3
Audit settlements	(2,081,000)	(7.2)	—	—	—	—
Tax Reform remeasurement of deferred taxes	—	—	(11,317,000)	(46.0)	—	—
Foreign income taxes	5,000	—	(221,000)	(0.9)	(151,000)	(0.6)
Other, net	(12,000)	—	399,000	1.5	382,000	1.6
Provision for (benefit from) income taxes	$3,869,000	13.4%	(5,143,000)	(21.0)%	9,654,000	37.9%

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at July 31, 2019 and 2018 are presented below:

	2019	2018
Deferred tax assets:
Inventory and warranty reserves	$7,318,000	5,089,000
Compensation and commissions	3,548,000	3,511,000
Contract liabilities	5,331,000	—
Federal, state and foreign research and experimentation credits	18,183,000	18,816,000
Federal alternative minimum tax credit	1,800,000	3,243,000
Stock-based compensation	5,817,000	5,092,000
Acquisition-related contingent liabilities	1,250,000	2,477,000
Federal, state and foreign net operating losses	6,248,000	7,349,000
Other	7,651,000	4,672,000
Less: valuation allowance	(12,568,000)	(11,854,000)
Total deferred tax assets	44,578,000	38,395,000
Deferred tax liabilities:
Plant and equipment	(1,362,000)	(1,155,000)
Intangibles	(54,612,000)	(48,167,000)
Total deferred tax liabilities	(55,974,000)	(49,322,000)
Net deferred tax liabilities	$(11,396,000)	(10,927,000)

At July 31, 2019, our net deferred tax liability of $11,396,000 includes $1,085,000 of foreign net deferred tax assets that were recorded as other assets, net in our Consolidated Balance Sheets. At July 31, 2018, the entire $10,927,000 of net deferred tax liabilities were recorded as deferred tax liability, net in our Consolidated Balance Sheets.

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

At July 31, 2019, we had federal alternative minimum tax credit carryforwards of $1,800,000, which are available to offset future federal income taxes. We have federal research and experimentation credits of $8,725,000 that will begin to expire in 2027. The timing and manner in which we may utilize tax credits in future tax years will be limited by the amounts and timing of future taxable income and by the application of the ownership change rules under Section 383 of the Internal Revenue Code.

We have state net operating loss carryforwards available of $3,808,000 which expire through 2038, utilization of which will be limited by the amounts and timing of future taxable income and by the application of the ownership change rules under Section 382 of the Internal Revenue Code. We believe that it is more likely than not that the benefit from certain state net operating loss carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $3,746,000 on the deferred tax assets relating to these state net operating loss carryforwards. We have state research and experimentation credit carryforwards of $7,032,000 expiring through 2038. We believe that it is more likely than not that the benefit from certain state research and experimentation credits will not be realized. In recognition of this risk, we have provided a valuation allowance of $6,820,000 on the deferred tax assets relating to these state credits.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At July 31, 2019, we had foreign deferred tax assets relating to net operating loss carryforwards of $2,440,000. These losses were generated by Solacom prior to being acquired by Comtech and will begin to expire in 2023. We believe that it is more likely than not that a portion of these net operating loss carryforwards may not be realized. In recognition of this risk, we have provided a valuation allowance of $656,000 on the deferred tax assets relating to these net operating loss carryforwards. We have foreign deferred tax assets relating to research and experimentation credits of $2,426,000 that will begin to expire in 2019. We believe that it is more likely than not that the benefit from certain foreign research and experimentation credits may not be realized. In recognition of this risk, we have provided a valuation allowance of $539,000 on the deferred tax assets relating to foreign research and experimentation credits. At July 31, 2018, our foreign deferred tax assets relating to research and experimentation credits have been offset by a valuation allowance as they may not be utilized in a future period. Our foreign earnings and profits are insignificant and, as such, we have not recorded any deferred tax liability on unremitted foreign earnings.

We must generate $197,600,000 of taxable income in the future to fully utilize our net deferred tax assets as of July 31, 2019. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

At July 31, 2019 and 2018, total unrecognized tax benefits were $7,215,000 and $9,339,000, respectively, including interest of $12,000 and $202,000, respectively. At July 31, 2019 and 2018, $325,000 and 2,572,000, respectively, of our unrecognized tax benefits were recorded as non-current income taxes payable on our Consolidated Balance Sheets. The remaining unrecognized tax benefits of $6,890,000 and $6,767,000 at July 31, 2019 and 2018, respectively, were presented as an offset to the associated non-current deferred tax assets on our Consolidated Balance Sheets. Of the total unrecognized tax benefits, $6,670,000 and $8,563,000 at July 31, 2019 and 2018, respectively, net of the reversal of the federal benefit recognized as a deferred tax asset relating to state reserves, would favorably impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our consolidated financial statements. We do not expect that there will be any significant changes to our total unrecognized tax benefits within the next twelve months.

Our policy is to recognize potential interest and penalties relating to uncertain tax positions in income tax expense. The following table summarizes the activity related to our unrecognized tax benefits for fiscal years 2019, 2018 and 2017 (excluding interest):

	2019	2018	2017
Balance at beginning of period	$9,137,000	8,586,000	9,108,000
Increase related to current period	893,000	645,000	587,000
Increase related to prior periods	17,000	49,000	86,000
Expiration of statute of limitations	(394,000)	(81,000)	(404,000)
Decrease related to prior periods	(2,450,000)	(62,000)	(791,000)
Balance at end of period	$7,203,000	9,137,000	8,586,000

Our federal income tax returns for fiscal 2017 and 2018 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2015 are subject to audit. TCS's federal income tax returns for tax year 2015 and the tax period from January 1, 2016 to February 23, 2016, the date we acquired TCS, are subject to potential future IRS audit. None of TCS's state income tax returns prior to calendar year 2014 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

On August 1, 2017 (the start of our first quarter of fiscal 2018), we adopted ASU No. 2016-09, which amended several aspects of the accounting for and reporting of our share-based payment transactions, including:

Excess tax benefits and shortfalls - ASU No. 2016-09 requires that all tax effects related to our share-based awards be recognized in the Consolidated Statement of Operations. ASU No. 2016-09 also removed the prior requirement to delay recognition of excess tax benefits until it reduces current taxes payable; instead, we are now required to recognize excess tax benefits as discrete items in the interim period in which they occur, subject to normal valuation allowance considerations. As ASU No. 2016-09 eliminated the concept of accumulated hypothetical tax benefits, excess tax benefits and shortfalls are no longer recognized in stockholders’ equity. As a result, ASU No. 2016-09 is expected to result in future volatility of our income tax expense (as the future tax effects of share-based awards will be dependent on the price of our common stock at the time of settlement). Additionally, on a prospective basis, excess income tax benefits from the settlement of share-based awards are presented as a cash inflow from operating activities in our Consolidated Statement of Cash Flows.

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

As of July 31, 2019, the aggregate number of shares of common stock which may be issued, pursuant to the Plan, may not exceed 10,362,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and employee purchases under the ESPP with the issuance of new shares of our common stock.

As of July 31, 2019, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 8,546,187 shares (net of 3,989,425 expired and canceled awards), of which an aggregate of 6,035,956 have been exercised or settled.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

As of July 31, 2019, the following stock-based awards, by award type, were outstanding:

July 31, 2019
Stock options	1,555,555
Performance shares	261,336
RSUs and restricted stock	432,550
Share units	260,790
Total	2,510,231

Our ESPP provides for the issuance of up to 1,050,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance. Through July 31, 2019, we have cumulatively issued 787,051 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Consolidated Statements of Operations:

	Fiscal Years Ended July 31,
	2019	2018	2017
Cost of sales	$1,047,000	758,000	760,000
Selling, general and administrative expenses	9,336,000	6,866,000	7,071,000
Research and development expenses	1,044,000	945,000	675,000
Stock-based compensation expense before income tax benefit	11,427,000	8,569,000	8,506,000
Estimated income tax benefit	(2,553,000)	(2,005,000)	(3,065,000)
Net stock-based compensation expense	$8,874,000	6,564,000	5,441,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At July 31, 2019, unrecognized stock-based compensation of $7,714,000, net of estimated forfeitures of $869,000, is expected to be recognized over a weighted average period of 2.8 years. Total stock-based compensation capitalized and included in ending inventory at both July 31, 2019 and 2018 was $48,000. There are no liability-classified stock-based awards outstanding as of July 31, 2019 or 2018.

Stock-based compensation expense, by award type, is summarized as follows:

	Fiscal Years Ended July 31,
	2019	2018	2017
Stock options	$739,000	1,089,000	1,400,000
Performance shares	1,554,000	1,013,000	1,607,000
RSUs and restricted stock	2,149,000	1,458,000	829,000
ESPP	215,000	205,000	162,000
Share units	6,770,000	4,804,000	4,508,000
Stock-based compensation expense before income tax benefit	11,427,000	8,569,000	8,506,000
Estimated income tax benefit	(2,553,000)	(2,005,000)	(3,065,000)
Net stock-based compensation expense	$8,874,000	6,564,000	5,441,000

ESPP stock-based compensation expense primarily relates to the 15% discount offered to participants in the ESPP. During the fiscal years ended July 31, 2019 and 2018, we recorded benefits of $130,000 and $62,000, respectively, which primarily represents the recoupment of certain share units.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability on our Consolidated Balance Sheet as of July 31, 2019 and 2018. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

Stock Options

The following table summarizes the Plan's activity:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2016	2,256,679	$28.87
Expired/canceled	(400,804)	30.15
Outstanding at July 31, 2017	1,855,875	28.60
Expired/canceled	(72,190)	27.58
Exercised	(114,710)	27.44
Outstanding at July 31, 2018	1,668,975	28.72
Expired/canceled	(32,490)	30.11
Exercised	(80,930)	28.18
Outstanding at July 31, 2019	1,555,555	$28.72	3.54	$2,512,000

Exercisable at July 31, 2019	1,389,895	$28.73	3.26	$2,186,000

Vested and expected to vest at July 31, 2019	1,538,930	$28.75	3.51	$2,460,000

Stock options outstanding as of July 31, 2019 have exercise prices ranging from $20.90 - $33.94, representing the fair market value of our common stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years. The total intrinsic value relating to stock options exercised during the fiscal years ended July 31, 2019 and 2018 was $576,000 and $469,000, respectively. There were no stock options exercised during the fiscal year ended 2017.

During fiscal 2019 and 2018, at the election of certain holders of vested stock options, 72,830 and 101,610 stock options, respectively, were net settled upon exercise. As a result, 9,345 and 8,706 net shares of our common stock were issued during the fiscal years ended July 31, 2019 and 2018, respectively, after reduction of shares retained to satisfy the exercise price and minimum statutory tax withholding requirements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Performance Shares, RSUs, Restricted Stock and Share Unit Awards

The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2016	217,213	$28.32
Granted	705,241	14.31
Settled	(61,462)	26.63
Forfeited	(30,795)	17.13
Outstanding at July 31, 2017	830,197	16.95
Granted	473,005	22.45
Settled	(354,822)	17.66
Canceled/Forfeited	(129,942)	17.26
Outstanding at July 31, 2018	818,438	19.78
Granted	442,363	29.76
Settled	(275,619)	26.05
Canceled/Forfeited	(30,506)	25.52
Outstanding at July 31, 2019	954,676	$22.40	$28,411,000

Vested at July 31, 2019	321,702	$25.82	$9,574,000

Vested and expected to vest at July 31, 2019	914,082	$22.55	$27,203,000

The total intrinsic value relating to fully-vested awards settled during the fiscal years ended July 31, 2019, 2018 and 2017 was $8,772,000, $10,473,000 and $1,039,000 respectively.

The performance shares granted to employees since fiscal 2014 principally vest over a three-year performance period, if pre-established performance goals are attained, or as specified pursuant to the Plan and related agreements. As of July 31, 2019, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level.

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

On July 31, 2019, 257,608 fully vested share units were granted to certain employees in lieu of fiscal 2019 non-equity incentive compensation. Also, on July 31, 2019, 146,410 fully vested share units (previously granted in lieu of fiscal 2018 non-equity incentive compensation) were settled by delivery of 90,928 shares of our common stock after reduction of share units retained to satisfy employees’ statutory tax withholding requirements. Cumulatively, through July 31, 2019, 421,966 share units granted have been settled.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The fair value of performance shares, RSUs, restricted stock and share units is determined using the closing market price of our common stock on the date of grant, less the present value of any estimated future dividend equivalents such awards are not entitled to receive and an applicable estimated discount for any post-vesting transfer restrictions. RSUs, performance shares and restricted stock granted since fiscal 2013 are entitled to dividend equivalents unless forfeited before vesting occurs. Share units granted since fiscal 2014 are entitled to dividend equivalents while the underlying shares are unissued.

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of settlement of the underlying award. During fiscal 2019, 2018 and 2017, we accrued $327,000, $300,000 and $273,000, respectively, of dividend equivalents (net of forfeitures) and paid out $263,000, $141,000 and $176,000, respectively. Accrued dividend equivalents were recorded as a reduction to retained earnings. As of July 31, 2019 and 2018, accrued dividend equivalents were $777,000 and $713,000, respectively.
With respect to the actual settlement of stock-based awards for income tax reporting, during the fiscal years ended July 31, 2019 and 2018 we recorded income tax benefits of $479,000 and $1,193,000, respectively, which primarily represent the net excess income tax benefits upon settlement of stock-based awards during each of the respective periods. During fiscal 2017, net income tax shortfalls from similar items totaled $670,000 and, pursuant to prior GAAP, were recorded as a reduction to additional paid-in capital.

Subsequent Events

In the first quarter of fiscal 2020, our Board of Directors authorized the issuance of stock-based awards with a total unrecognized compensation expense, net of estimated forfeitures, of approximately $5,632,000.

(12) Segment Information

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

Our Commercial Solutions segment offers satellite ground station technologies (such as modems and amplifiers) and public safety and location technologies (such as 911 call routing and mapping solutions) to commercial customers and smaller government customers, such as state and local governments. This segment also serves certain large government customers (including the U.S. government) that have requirements for off-the-shelf commercial equipment.

Our Government Solutions segment provides mission-critical technologies (such as tactical satellite-based networks and ongoing support for complicated communications networks) and high-performance transmission technologies (such as troposcatter systems and solid-state, high-power amplifiers) to large government end-users (including those of foreign countries), large international customers and domestic prime contractors.

Our CODM primarily uses a metric that we refer to as Adjusted EBITDA to measure an operating segment’s performance and to make decisions about resources to be allocated. Our Adjusted EBITDA metric for the Commercial Solutions and Government Solutions segments do not consider any allocation of indirect expenses, or any of the following: income taxes, interest (income) and other, write-off of deferred financing costs, interest expense, amortization of stock-based compensation, amortization of intangible assets, depreciation expense, estimated contract settlement costs, settlement of intellectual property litigation, acquisition plan expenses, facility exit costs or strategic alternatives analysis expenses and other expenses that relate to our Unallocated segment. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Any amounts shown in the Adjusted EBITDA calculation for our Commercial Solutions and Government Solutions segments are directly attributable to those segments. Our Adjusted EBITDA is also used by our management in assessing the Company's operating results. Although closely aligned, the Company's definition of Adjusted EBITDA is different than the Consolidated EBITDA (as such term is defined in our Credit Facility) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and, therefore, may not be comparable to similarly titled measures used by other companies.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Operating segment information, along with a reconciliation of segment net income (loss) and consolidated net income to Adjusted EBITDA is presented in the tables below:

	Fiscal Year Ended July 31, 2019
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$357,293,000	314,504,000	—	$671,797,000
Operating income (loss)	$36,053,000	28,997,000	(23,643,000)	$41,407,000

Net income (loss)	$35,888,000	29,029,000	(39,876,000)	$25,041,000
Provision for income taxes	19,000	—	3,850,000	3,869,000
Interest (income) and other	75,000	(41,000)	1,000	35,000
Write-off of deferred financing costs	—	—	3,217,000	3,217,000
Interest expense	71,000	9,000	9,165,000	9,245,000
Amortization of stock-based compensation	—	—	11,427,000	11,427,000
Amortization of intangibles	14,944,000	3,376,000	—	18,320,000
Depreciation	9,265,000	1,891,000	771,000	11,927,000
Estimated contract settlement costs	6,351,000	—	—	6,351,000
Settlement of intellectual property litigation	—	—	(3,204,000)	(3,204,000)
Acquisition plan expenses	—	—	5,871,000	5,871,000
Facility exit costs	—	1,373,000	—	1,373,000
Adjusted EBITDA	$66,613,000	35,637,000	(8,778,000)	$93,472,000

Purchases of property, plant and equipment	$6,293,000	1,902,000	590,000	$8,785,000
Long-lived assets acquired in connection with acquisitions	$60,693,000	—	—	$60,693,000
Total assets at July 31, 2019	$662,580,000	186,438,000	38,693,000	$887,711,000

	Fiscal Year Ended July 31, 2018
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$345,076,000	225,513,000	—	$570,589,000
Operating income (loss)	$40,837,000	10,950,000	(16,712,000)	$35,075,000

Net income (loss)	$40,297,000	10,835,000	(21,363,000)	$29,769,000
Provision for (benefit from) income taxes	270,000	—	(5,413,000)	(5,143,000)
Interest (income) and other	151,000	112,000	(9,000)	254,000
Interest expense	119,000	3,000	10,073,000	10,195,000
Amortization of stock-based compensation	—	—	8,569,000	8,569,000
Amortization of intangibles	17,699,000	3,376,000	—	21,075,000
Depreciation	9,479,000	3,088,000	1,088,000	13,655,000
Adjusted EBITDA	$68,015,000	17,414,000	(7,055,000)	$78,374,000

Purchases of property, plant and equipment	$7,151,000	901,000	590,000	$8,642,000
Total assets at July 31, 2018	$610,166,000	195,924,000	39,067,000	$845,157,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

	Fiscal Year Ended July 31, 2017
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$330,867,000	219,501,000	—	$550,368,000
Operating income (loss)	$33,234,000	9,393,000	(5,585,000)	$37,042,000

Net income (loss)	$32,871,000	9,421,000	(26,465,000)	$15,827,000
Provision for income taxes	258,000	—	9,396,000	9,654,000
Interest (income) and other	(108,000)	(34,000)	74,000	(68,000)
Interest expense	213,000	6,000	11,410,000	11,629,000
Amortization of stock-based compensation	—	—	8,506,000	8,506,000
Amortization of intangibles	17,698,000	5,125,000	—	22,823,000
Depreciation	9,938,000	2,938,000	1,478,000	14,354,000
Settlement of intellectual property litigation	—	—	(12,020,000)	(12,020,000)
Adjusted EBITDA	$60,870,000	17,456,000	(7,621,000)	$70,705,000

Purchases of property, plant and equipment	$7,007,000	1,046,000	97,000	$8,150,000
Total assets at July 31, 2017	$606,436,000	185,234,000	40,393,000	$832,063,000

Unallocated expenses result from corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs and also includes all of our amortization of stock-based compensation. During fiscal 2019, unallocated expenses also include $5,871,000 of acquisition plan expenses. In addition, offsetting unallocated expenses in fiscal 2019 is a $3,204,000 benefit resulting from a favorable ruling of the U.S. Court of Appeals for the Federal Circuit related to a legacy TCS intellectual property matter. See Note (13)(b)- "Commitments and Contingencies - Legal Proceedings and Other Matters" for further information. Unallocated expenses reflect favorable adjustments to operating income related to: (i) warranty and sales and use tax settlements in fiscal 2018; and (ii) settlement of certain legacy TCS intellectual property matters in fiscal 2017.

Interest expense in the tables above relate to our Prior Credit Facility and new Credit Facility, and includes the amortization of deferred financing costs. In addition, during fiscal 2019, we recorded a $3,217,000 loss from the write-off of deferred financing costs primarily related to the Term Loan Facility portion of our Prior Credit Facility. See Note (8) - "Credit Facility" for further discussion. There were no comparable losses recorded in fiscal 2018 and 2017.

Intersegment sales in fiscal 2019, 2018 and 2017 by the Commercial Solutions segment to the Government Solutions segment were $17,371,000, $9,630,000 and $12,492,000, respectively. There were nominal sales by the Government Solutions segment to the Commercial Solutions segment for these fiscal periods. All intersegment sales are eliminated in consolidation and are excluded from the tables above.

Unallocated assets at July 31, 2019 consist principally of cash and cash equivalents, income taxes receivable, corporate property, plant and equipment and deferred financing costs. Substantially all of our long-lived assets are located in the U.S.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13) Commitments and Contingencies

(a) Operating Leases

At July 31, 2019, future minimum lease payments, net of subleases, under non-cancelable operating lease agreements are as follows:

Fiscal Year:
2020	$11,812,000
2021	8,723,000
2022	7,343,000
2023	5,776,000
2024	3,430,000
Thereafter	7,130,000
Total	$44,214,000

Lease expense charged to operations was $11,953,000, $12,733,000 and $13,270,000 in fiscal 2019, 2018 and 2017, respectively.

We lease our Melville, New York production facility from a partnership controlled by our President, CEO and Chairman. Lease payments made in fiscal 2019 were $636,000. The current lease provides for our use of the premises as they exist through December 2021 with an option for an additional 10 years. The annual rent of the facility for calendar year 2020 is $657,000 and is subject to customary adjustments. We have a right of first refusal in the event of a sale of the facility.

(b) Legal Proceedings and Other Matters

Legacy TCS Intellectual Property Matter - Vehicle IP
In December 2009, Vehicle IP, LLC ("Vehicle IP") filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware (the "District Court"), seeking monetary damages, fees and expenses and other relief from, among others, our customer Verizon Wireless ("Verizon") based on the VZ Navigator product. TCS defended Verizon against Vehicle IP. In January 2019, we received a ruling from the U.S. Court of Appeals for the Federal Circuit upholding the District Court's claim construction in our favor. Consequently, we and Vehicle IP filed a joint stipulation requesting a judgment of non-infringement, which judgment was entered on March 5, 2019. As a result of the Federal Circuit Court’s decision, this matter is now closed and during the second quarter of fiscal 2019, we reduced our accrued legal costs related to this matter and recorded a $3,204,000 benefit in the Consolidated Statement of Operations. See Note (6) - "Accrued Expenses and Other Current Liabilities" for additional information.

Legacy TCS 911 Call Handling Software Matter
A customer that purchased a TCS 911 call handling software solution in December 2014 (which was more than one year prior to our acquisition of TCS) (the "TCS Legacy Customer") informed us in fiscal 2019 that it experienced several network outages and that it would seek indemnification for any claims made against it as a result of such outages.

In connection with these outages, the TCS Legacy Customer informed us that it believed certain communication failover redundancies promised to it by former senior management of TCS were never completed and had originally demanded that we refund to it all amounts previously paid to us under the contract, which through July 31, 2019 exceeded $14,000,000. In response to such claim, we engaged legal counsel to review the claims made by our customer.

Settlement conversations were had with this customer for several months and a mutual agreement was not reached. In September 2019, this customer filed a lawsuit in the Sixth Judicial Circuit Court of the State of South Dakota and has accused us of committing fraud because, among other things, we failed to provide them with certain redundancy. We believe that TCS has complied with its contractual requirements and that the customer is not entitled to any such reimbursement. Our contract to provide services to this customer expires in December 2019 and the amount of annual revenue we generate from this customer is immaterial.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

We vigorously contest that we violated any contractual obligations, much less committed fraud, and have submitted notification to our insurance carriers of the lawsuit for review and consideration of coverage for potential liability that may arise from this lawsuit. We are also reviewing with counsel our multiple counter claims against this TCS Legacy Customer.

We also filed a lawsuit in March 2019 against a former employee and her new employer arising from such former employee's violation of her obligation to TCS of confidentiality, non-competition and non-solicitation of customers, including the TCS Legacy Customer. The former employee has responded with her own lawsuit against us.

The ultimate resolution of these matters could vary and have a material adverse effect on our consolidated results of operations, financial position or cash flows in future periods.

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

(14) Goodwill

The following table represents goodwill by reportable operating segment, including the changes in the net carrying value of goodwill during the fiscal year ended July 31, 2019:

	Commercial Solutions	Government Solutions	Total
Balance as of July 31, 2018	$231,440,000	59,193,000	$290,633,000
Addition resulting from Solacom acquisition	11,808,000	—	11,808,000
Addition resulting from the GD NG-911 acquisition	8,048,000	—	8,048,000
Balance as of July 31, 2019	$251,296,000	59,193,000	$310,489,000

As discussed further in Note (2) -"Acquisitions," the goodwill resulting from the acquisitions of Solacom and the GD NG-911 business was based upon valuation and estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the acquisition date).

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

On August 1, 2019 (the first day of our fiscal 2020), we performed our annual quantitative assessment using market participant assumptions to determine if the fair value of each of our reporting units with goodwill exceeded its carrying value. In making this assessment, we considered, among other things, expectations of projected net sales and cash flows, assumptions impacting the weighted average cost of capital, trends in trading multiples of comparable companies, changes in our stock price and changes in the carrying values of our reporting units with goodwill. We also considered overall business conditions.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

In performing the quantitative assessment, we estimated the fair value of each of our reporting units using a combination of the income and market approaches. The income approach, also known as the discounted cash flow ("DCF") method, utilizes the present value of cash flows to estimate fair value. The future cash flows for our reporting units were projected based on our estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). For purposes of conducting our impairment analysis, we assumed revenue growth rates and cash flow projections that are below our actual long-term expectations. The discount rates used in our DCF method were based on a weighted-average cost of capital ("WACC") determined from relevant market comparisons, adjusted upward for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). A terminal value growth rate was applied to the final year of the projected period, which reflects our estimate of stable, perpetual growth. We then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach. Under the market approach, we estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization and factored in a control premium. Finally, we compared our estimates of fair values to our August 1, 2019 total public market capitalization and assessed implied control premiums based on our common stock price of $29.54 as of August 1, 2019.

Based on our quantitative evaluation, we determined that our Commercial Solutions and Government Solutions reporting units had estimated fair values in excess of their carrying values of at least 29.0% and 122.2%, respectively, and concluded that our goodwill was not impaired and that neither of our two reporting units was at risk of failing the quantitative assessment. It is possible that, during fiscal 2020 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, or our common stock price could decline. A significant decline in our customers' spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a quantitative assessment during fiscal 2020 or beyond. If assumed net sales and cash flow projections are not achieved in future periods or our common stock price significantly declines from current levels, our Commercial Solutions and Government Solutions reporting units could be at risk of failing the quantitative assessment and goodwill assigned to the respective reporting units could be impaired.

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2020 (the start of our fiscal 2021). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15) Intangible Assets

Intangible assets with finite lives as of July 31, 2019 and 2018 are as follows:

	July 31, 2019
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.5	$276,834,000	66,484,000	$210,350,000
Technologies	12.7	92,649,000	59,522,000	33,127,000
Trademarks and other	16.7	31,026,000	12,613,000	18,413,000
Total		$400,509,000	138,619,000	$261,890,000

	July 31, 2018
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	21.0	$249,831,000	55,350,000	$194,481,000
Technologies	12.8	82,370,000	54,386,000	27,984,000
Trademarks and other	16.4	28,894,000	10,563,000	18,331,000
Total		$361,095,000	120,299,000	$240,796,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the fiscal years ended July 31, 2019, 2018 and 2017 was $18,320,000, $21,075,000 and $22,823,000, respectively.

As further discussed in Note (2) -"Acquisitions," intangible assets as of July 31, 2019 include recently acquired intangibles resulting from the acquisitions of Solacom and the GD NG-911 business.

The estimated amortization expense consists of the following for the fiscal years ending July 31:

2020	$20,700,000
2021	19,563,000
2022	18,322,000
2023	18,322,000
2024	17,631,000

We review net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. No such event has occurred during the fiscal year ended July 31, 2019. We believe that the carrying values of our net intangible assets were recoverable as of July 31, 2019. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16) Stockholders’ Equity

Sale of Common Stock
In December 2018, we filed a $400,000,000 shelf registration with the SEC for the sale of various types of securities, including debt. The shelf registration was declared effective by the SEC as of December 14, 2018.  To-date, we have not issued any securities related to our $400,000,000 shelf registration.

Stock Repurchase Program
As of July 31, 2019 and September 24, 2019, we were authorized to repurchase up to an additional $8,664,000 of our common stock, pursuant to our current $100,000,000 stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. There were no repurchases made during the fiscal years ended July 31, 2019 or 2018.

Dividends
Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount that was established by our Board of Directors. On September 26, 2018, December 6, 2018, March 6, 2019 and June 5, 2019, our Board of Directors declared a dividend of $0.10 per common share, which were paid on November 16, 2018, February 15, 2019, May 17, 2019 and August 16, 2019, respectively. On September 24, 2019, our Board of Directors declared a dividend of $0.10 per common share, payable on November 15, 2019 to stockholders of record at the close of business on October 16, 2019.

Future dividends remain subject to compliance with financial covenants under our Credit Facility as well as Board approval.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17) Unaudited Quarterly Financial Data

The following is a summary of unaudited quarterly operating results:

Fiscal 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$160,844,000	164,133,000	170,448,000	176,372,000	$671,797,000
Gross profit	57,769,000	61,245,000	64,416,000	64,010,000	247,440,000
Net income	3,468,000	7,826,000	7,612,000	6,135,000	25,041,000
Diluted income per share	0.14	0.32	0.31	0.25	1.03	*

Fiscal 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$121,569,000	133,731,000	147,854,000	167,435,000	$570,589,000
Gross profit	47,716,000	50,801,000	62,436,000	62,988,000	223,941,000
Net (loss) income	(1,660,000)	15,761,000	8,210,000	7,458,000	29,769,000
Diluted (loss) income per share	(0.07)	0.66	0.34	0.31	1.24	*

Fiscal 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$135,786,000	139,028,000	127,792,000	147,762,000	$550,368,000
Gross profit	52,108,000	53,204,000	52,461,000	60,412,000	218,185,000
Net (loss) income	(2,489,000)	6,585,000	4,417,000	7,314,000	15,827,000
Diluted (loss) income per share	(0.11)	0.28	0.19	0.31	0.67	*

* The per share information is computed independently for each quarter and the full year based on the respective weighted average number of common shares outstanding. Therefore, income per share information for the full fiscal year may not equal the total of the quarters within the year.

Schedule II
COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Fiscal Years Ended July 31, 2019, 2018 and 2017

Column A	Column B	Column C Additions				Column D		Column E
Description	Balance at beginning of period	Charged to cost and expenses		Charged to other accounts - describe		Transfers (deductions) - describe		Balance at end of period
Allowance for doubtful accounts receivable:
Year ended July 31,
2019	$1,761,000	1,136,000	(A)	—		(1,030,000)	(B)	$1,867,000
2018	1,300,000	573,000	(A)	—		(112,000)	(B)	1,761,000
2017	1,029,000	497,000	(A)	—		(226,000)	(B)	1,300,000

Inventory reserves:
Year ended July 31,
2019	$17,427,000	6,015,000	(C)	—		(3,746,000)	(D)	$19,696,000
2018	16,019,000	5,628,000	(C)	—		(4,220,000)	(D)	17,427,000
2017	16,198,000	2,900,000	(C)	—		(3,079,000)	(D)	16,019,000

Valuation allowance for deferred tax assets:
Year ended July 31,
2019	$11,854,000	58,000	(E)	656,000	(F)	—		$12,568,000
2018	8,633,000	3,221,000	(E)	—		—		11,854,000
2017	9,624,000	324,000	(E)	121,000	(F)	(1,436,000)	(F)	8,633,000

(A)	Provision for doubtful accounts.

(B)	Write-off of uncollectible receivables.

(C)	Provision for excess and obsolete inventory.

(D)	Write-off of inventory.

(E)	Change in valuation allowance.

(F)	Acquisition related valuation allowance charged to (deducted from) goodwill.

S- 1