Form 10-Q
period 2019-10-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2019-12-04
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2019

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
Yes               No
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes               No
As of November 29, 2019, the number of outstanding shares of Common Stock, par value $0.10 per share, of the registrant was 24,389,774 shares.

Index

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2019	July 31, 2019
Assets
Current assets:
Cash and cash equivalents	$46,873,000	45,576,000
Accounts receivable, net	161,044,000	145,032,000
Inventories, net	71,810,000	74,839,000
Prepaid expenses and other current assets	15,995,000	14,867,000
Total current assets	295,722,000	280,314,000
Property, plant and equipment, net	26,873,000	28,026,000
Operating lease right-of-use assets, net	34,148,000	—
Finance lease right-of-use assets, net	447,000	—
Goodwill	309,871,000	310,489,000
Intangibles with finite lives, net	256,684,000	261,890,000
Deferred financing costs, net	2,943,000	3,128,000
Other assets, net	4,334,000	3,864,000
Total assets	$931,022,000	887,711,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,380,000	24,330,000
Accrued expenses and other current liabilities	72,807,000	78,584,000
Operating lease liabilities, current	9,248,000	—
Finance lease and other obligations, current	567,000	757,000
Dividends payable	2,428,000	2,406,000
Contract liabilities	36,989,000	38,682,000
Interest payable	447,000	588,000
Total current liabilities	151,866,000	145,347,000
Non-current portion of long-term debt	169,000,000	165,000,000
Operating lease liabilities, non-current	27,725,000	—
Income taxes payable	2,298,000	325,000
Deferred tax liability, net	13,768,000	12,481,000
Long-term contract liabilities	11,457,000	10,654,000
Other liabilities	17,264,000	18,822,000
Total liabilities	393,378,000	352,629,000
Commitments and contingencies (See Note 19)
Stockholders’ equity:
Preferred stock, par value $0.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $0.10 per share; authorized 100,000,000 shares; issued 39,402,226 shares and 39,276,161 shares at October 31, 2019 and July 31, 2019, respectively	3,940,000	3,928,000
Additional paid-in capital	551,316,000	552,670,000
Retained earnings	424,237,000	420,333,000
	979,493,000	976,931,000
Less:
Treasury stock, at cost (15,033,317 shares at October 31, 2019 and July 31, 2019)	(441,849,000)	(441,849,000)
Total stockholders’ equity	537,644,000	535,082,000
Total liabilities and stockholders’ equity	$931,022,000	887,711,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended October 31,

	2019	2018
Net sales	$170,267,000	160,844,000
Cost of sales	106,700,000	103,075,000
Gross profit	63,567,000	57,769,000

Expenses:
Selling, general and administrative	31,851,000	31,847,000
Research and development	14,861,000	13,210,000
Amortization of intangibles	5,206,000	4,289,000
Acquisition plan expenses	2,389,000	1,130,000
	54,307,000	50,476,000

Operating income	9,260,000	7,293,000

Other expenses:
Interest expense	1,804,000	2,669,000
Write-off of deferred financing costs	—	3,217,000
Interest (income) and other	(77,000)	66,000

Income before provision for (benefit from) income taxes	7,533,000	1,341,000
Provision for (benefit from) income taxes	1,145,000	(2,127,000)

Net income	$6,388,000	3,468,000
Net income per share (See Note 6):
Basic	$0.26	0.14
Diluted	$0.26	0.14

Weighted average number of common shares outstanding – basic	24,555,000	23,999,000

Weighted average number of common and common equivalent shares outstanding – diluted	24,737,000	24,375,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED OCTOBER 31, 2019 AND 2018
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2018	38,860,571	$3,886,000	$538,453,000	$405,194,000	15,033,317	$(441,849,000)	$505,684,000
Equity-classified stock award compensation	—	—	1,046,000	—	—	—	1,046,000
Proceeds from exercises of stock options	6,100	1,000	173,000	—	—	—	174,000
Proceeds from issuance of employee stock purchase plan shares	8,861	1,000	240,000	—	—	—	241,000
Issuance of restricted stock	10,386	1,000	(1,000)	—	—	—	—
Net settlement of stock-based awards	52,926	5,000	(2,059,000)	—	—	—	(2,054,000)
Cash dividends declared ($0.10 per share)	—	—	—	(2,381,000)	—	—	(2,381,000)
Accrual of dividend equivalents, net of reversal ($0.10 per share)	—	—	—	(82,000)	—	—	(82,000)
Net income	—	—	—	3,468,000	—	—	3,468,000
Balance as of October 31, 2018	38,938,844	$3,894,000	$537,852,000	$406,199,000	15,033,317	$(441,849,000)	$506,096,000

Balance as of July 31, 2019	39,276,161	$3,928,000	$552,670,000	$420,333,000	15,033,317	$(441,849,000)	$535,082,000
Equity-classified stock award compensation	—	—	879,000	—	—	—	879,000
Proceeds from exercises of stock options	10,600	1,000	305,000	—	—	—	306,000
Proceeds from issuance of employee stock purchase plan shares	10,135	1,000	245,000	—	—	—	246,000
Issuance of restricted stock	21,510	2,000	(2,000)	—	—	—	—
Net settlement of stock-based awards	83,820	8,000	(2,781,000)	—	—	—	(2,773,000)
Cash dividends declared ($0.10 per share)	—	—	—	(2,428,000)	—	—	(2,428,000)
Accrual of dividend equivalents, net of reversal ($0.10 per share)	—	—	—	(56,000)	—	—	(56,000)
Net income	—	—	—	6,388,000	—	—	6,388,000
Balance as of October 31, 2019	39,402,226	$3,940,000	$551,316,000	$424,237,000	15,033,317	$(441,849,000)	$537,644,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended October 31,
	2019	2018
Cash flows from operating activities:
Net income	$6,388,000	3,468,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	2,651,000	2,851,000
Amortization of intangible assets with finite lives	5,206,000	4,289,000
Amortization of stock-based compensation	879,000	1,046,000
Amortization of deferred financing costs	185,000	548,000
Estimated contract settlement costs	230,000	—
Write-off of deferred financing costs	—	3,217,000
Changes in other liabilities	(1,033,000)	—
(Gain) loss on disposal of property, plant and equipment	(3,000)	32,000
Benefit from allowance for doubtful accounts	(343,000)	(7,000)
Provision for excess and obsolete inventory	373,000	747,000
Deferred income tax expense	2,286,000	2,273,000
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(15,947,000)	(12,267,000)
Inventories	2,656,000	(15,240,000)
Prepaid expenses and other current assets	930,000	3,054,000
Other assets	(44,000)	64,000
Accounts payable	4,299,000	(9,180,000)
Accrued expenses and other current liabilities	(1,095,000)	8,526,000
Contract liabilities	(822,000)	(2,947,000)
Other liabilities, non-current	3,000	275,000
Interest payable	(133,000)	(455,000)
Income taxes payable	(1,221,000)	(4,424,000)
Net cash provided by (used in) operating activities	5,445,000	(14,130,000)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,250,000)	(1,645,000)
Net cash used in investing activities	(1,250,000)	(1,645,000)
Cash flows from financing activities:
Net borrowings of long-term debt under Credit Facility	4,000,000	193,400,000
Net payments under Revolving Loan portion of Prior Credit Facility	—	(48,603,000)
Repayment of debt under Term Loan portion of Prior Credit Facility	—	(120,121,000)
Remittance of employees' statutory tax withholdings for stock awards	(4,560,000)	(5,017,000)
Cash dividends paid	(2,692,000)	(2,615,000)
Payment of deferred financing costs	—	(1,771,000)
Repayment of principal amounts under finance lease and other obligations	(198,000)	(454,000)
Proceeds from issuance of employee stock purchase plan shares	246,000	241,000
Proceeds from exercises of stock options	306,000	174,000
Net cash (used in) provided by financing activities	(2,898,000)	15,234,000
Net increase (decrease) in cash and cash equivalents	1,297,000	(541,000)
Cash and cash equivalents at beginning of period	45,576,000	43,484,000
Cash and cash equivalents at end of period	$46,873,000	42,943,000
See accompanying notes to condensed consolidated financial statements. (Continued)

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)
	Three months ended October 31,
	2019	2018
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$1,701,000	2,470,000
Income taxes, net	$79,000	25,000

Non-cash investing and financing activities:
Reclass of finance lease right-of-use assets to property, plant and equipment	$295,000	—
Cash dividends declared but unpaid (including dividend equivalents)	$2,484,000	2,463,000
Accrued additions to property, plant and equipment	$692,000	795,000
Accrued deferred financing costs	$—	41,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and its subsidiaries ("Comtech," "we," "us," or "our") as of and for the three months ended October 31, 2019 and 2018 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Our condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, filed with the Securities and Exchange Commission ("SEC"), for the fiscal year ended July 31, 2019 and the notes thereto contained in our Annual Report on Form 10-K, and all of our other filings with the SEC.

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

We are accounting for the acquisition of Solacom under the acquisition method of accounting in accordance with FASB ASC 805, "Business Combinations" ("ASC 805"). The purchase price was allocated to the assets acquired and liabilities assumed, based on their fair value as of February 28, 2019, pursuant to the business combination accounting rules. Acquisition plan expenses were not included as a component of consideration transferred and were expensed in the period incurred. Pro forma financial information is not disclosed, as the acquisition is not material.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The following table summarizes the fair value of the assets acquired and liabilities assumed in connection with the Solacom acquisition:

	Purchase Price Allocation (1)	Measurement Period Adjustments	Purchase Price Allocation (as adjusted)
Settled in cash	$27,328,000	—	$27,328,000
Settled in common stock issued by Comtech	5,606,000	—	5,606,000
Aggregate purchase price at fair value	$32,934,000	—	$32,934,000
Allocation of aggregate purchase price:
Cash and cash equivalents	$1,445,000	—	$1,445,000
Current assets	9,896,000	1,000	9,897,000
Property, plant and equipment	777,000	—	777,000
Deferred tax assets	5,059,000	419,000	5,478,000
Accrued warranty obligations	(1,431,000)	—	(1,431,000)
Current liabilities	(4,477,000)	—	(4,477,000)
Contract liabilities, non-current	(1,604,000)	—	(1,604,000)
Net tangible assets at fair value	$9,665,000	420,000	$10,085,000
Identifiable intangibles, deferred taxes and goodwill:				Estimated Useful Lives
Technology	$6,779,000	—	$6,779,000	10 years
Customer relationships	7,007,000	—	7,007,000	20 years
Trade name	1,828,000	—	1,828,000	20 years
Deferred tax liabilities	(4,153,000)	—	(4,153,000)
Goodwill	11,808,000	(420,000)	11,388,000	Indefinite
Allocation of aggregate purchase price	$32,934,000	—	$32,934,000
(1) As reported in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2019.

The acquired identifiable intangible assets are being amortized on a straight-line basis, which we believe approximates the pattern in which the assets are utilized over their estimated useful lives. The fair value of customer relationships was estimated primarily based on the value of the discounted cash flows that the related intangible asset could be expected to generate in the future. The fair value of technology and trade name was estimated based on the discounted capitalization of royalty expense saved because we now own the assets. Among the factors contributing to the recognition of goodwill, as a component of the purchase price allocation, were synergies in products and technologies and the addition of a skilled, assembled workforce. This goodwill has been assigned to our Commercial Solutions segment based on specific identification and is generally not deductible for income tax purposes.

GD NG-911 Business

On April 29, 2019, we completed the acquisition of a state and local government NG-911 business pursuant to the Asset Purchase Agreement, dated as of April 29, 2019, by and among General Dynamics Information Technology, Inc., Comtech and Comtech NextGen LLC, a Delaware limited liability company and indirect, wholly-owned subsidiary of Comtech. The acquisition of this NG-911 business from GD (the "GD NG-911 business") has a preliminary cash purchase price of $10,000,000 (which is subject to a net working capital adjustment). In connection with this acquisition, we also announced an award of a five-year contract to develop, implement and operate a NG-911 emergency communications system for a Northeastern state. Immediately after our announcement of this acquisition, we hired approximately sixty GD NG-911 employees and completed the integration of this business into our Commercial Solutions segment’s public safety and location technologies product line. The acquisition, contract award and hiring of talented employees are expected to strengthen Comtech’s position in the growing NG-911 solutions market.

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

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in connection with the acquisition of the GD NG-911 business:

	Purchase Price Allocation (1)	Measurement Period Adjustments	Purchase Price Allocation (as adjusted)
Aggregate purchase price at fair value	$10,000,000	—	$10,000,000
Allocation of aggregate purchase price:
Current assets	$4,460,000	180,000	$4,640,000
Property, plant and equipment	646,000	—	646,000
Deferred tax assets	3,426,000	(50,000)	3,376,000
Accrued warranty obligations	(5,000,000)	—	(5,000,000)
Current liabilities	(3,162,000)	68,000	(3,094,000)
Net tangible assets at preliminary fair value	$370,000	198,000	$568,000
Identifiable intangibles, deferred taxes and goodwill:				Estimated Useful Lives
Customer relationships	$20,300,000	—	$20,300,000	10 years
Technology	3,500,000	—	3,500,000	15 years
Other liabilities	(21,700,000)	—	(21,700,000)
Deferred tax liabilities	(518,000)	—	(518,000)
Goodwill	8,048,000	(198,000)	7,850,000	Indefinite
Allocation of aggregate purchase price	$10,000,000	—	$10,000,000

(1) As reported in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2019.

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

Among the factors contributing to the recognition of goodwill, as a component of the purchase price allocation, were synergies in solution offerings and the addition of a skilled, assembled workforce. We currently estimate that approximately $7,100,000 of goodwill resulting from the acquisition will be tax deductible. This goodwill has been assigned to our Commercial Solutions segment based on specific identification.

We are currently finalizing a net working capital adjustment, pursuant to the terms of the purchase agreement. In August 2019, the seller proposed and requested an approximate $2,900,000 upward adjustment to the preliminary purchase price. We do not agree with their proposed adjustment and believe that we are entitled to a reduction of approximately $1,000,000 to the preliminary purchase price. As the parties could not reach an agreement during the stipulated period of time, the matter is now in arbitration.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The allocation of the preliminary purchase price shown in the above table was based on a valuation and estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the acquisition date). The primary areas of the purchase price allocation not yet finalized include the purchase price (due to a pending closing date balance sheet adjustment process under the purchase agreement) and residual goodwill.

Subsequent Event

On November 14, 2019, we entered into an agreement to acquire UHP Networks Inc. and its sister company (together, "UHP"), a leading provider of innovative and disruptive satellite ground station solutions, for a purchase price of approximately $40,000,000, of which we anticipate $5,000,000 to be paid in Comtech common stock with the remaining balance payable in cash. The purchase agreement also provides an earn-out up to an additional $10,000,000 payable, at our election, in cash and or shares of Comtech common stock, if certain agreed upon sales milestones are reached in the twelve-month period following completion of the acquisition. We believe that our acquisition of UHP will be a significant step in enhancing our solutions offerings for the satellite ground station market. The transaction is subject to customary closing conditions and is expected to occur late in the second half of our fiscal 2020.

(3)    Adoption of Accounting Standards and Updates

We are required to prepare our condensed consolidated financial statements in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") which is the source for all authoritative U.S. generally accepted accounting principles, which is commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs"). During the three months ended October 31, 2019, we adopted:

•	FASB ASU No. 2016-02 Leases (Topic 842). See Note (12) - "Leases" for further information.

•
FASB ASU No. 2017-11, which provides guidance on the accounting for certain financial instruments with embedded features that result in the strike price of the instrument or embedded conversion option being reduced on the basis of the pricing of future equity offerings (commonly referred to as "down round" features). On August 1, 2019, we adopted this ASU. Our adoption did not have any impact on our condensed consolidated financial statements and disclosures, as we did not have any financial instruments with such "down round" features.

•
FASB ASU No. 2017-12, which expands and refines hedge accounting for both non-financial and financial risk components and simplifies and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. On August 1, 2019, we adopted this ASU. Our adoption did not have any impact on our condensed consolidated financial statements and disclosures, as we are not a party to any such hedging transactions.

•
FASB ASU No. 2018-07, which expands the scope of Topic 718 to include certain share-based payment transactions for acquiring goods and services from nonemployees. On August 1, 2019, we adopted this ASU. Our adoption did not have any impact on our condensed consolidated financial statements and disclosures, as we did not have any outstanding share-based awards with nonemployees that required remeasurement.

•
FASB ASU No. 2018-16, which expands the list of eligible U.S. benchmark interest rates permitted in the application of hedge accounting due to broad concerns about the long-term sustainability of the LIBO Rate. This ASU adds the Overnight Index Swap ("OIS") rate, based on the Secured Overnight Financing Rate ("SOFR"), as an eligible U.S. benchmark interest rate. On August 1, 2019, we adopted this ASU. Our adoption did not have any impact on our condensed consolidated financial statements and disclosures, as we are not a party to any such hedging transactions.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(4)    Revenue

In accordance with FASB ASC 606 - Revenue from Contracts with Customers ("ASC 606"), we record revenue in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. Under ASC 606, we follow a five-step model to: (1) identify the contract with our customer; (2) identify our performance obligations in our contract; (3) determine the transaction price for our contract; (4) allocate the transaction price to our performance obligations; and (5) recognize revenue using one of the following two methods:

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

	Three months ended October 31,
	2019	2018
United States
U.S. government	40.8%	44.2%
Domestic	36.1%	31.4%
Total United States	76.9%	75.6%

International	23.1%	24.4%
Total	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Except for the U.S. government, there were no customers that represented more than 10.0% of consolidated net sales during the three months ended October 31, 2019 and 2018. International sales include sales to U.S. domestic companies for inclusion in products that are sold to international customers. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10.0% of consolidated net sales for the three months ended October 31, 2019 and 2018.

The following tables summarize our disaggregation of revenue consistent with information reviewed by our chief operating decision-maker ("CODM") for the three months ended October 31, 2019 and 2018. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors which impact our business:

	Three months ended October 31, 2019
	Commercial Solutions	Government Solutions	Total
Geographical region and customer type
U.S. government	$16,748,000	52,773,000	$69,521,000
Domestic	53,354,000	8,041,000	61,395,000
Total United States	70,102,000	60,814,000	130,916,000

International	24,212,000	15,139,000	39,351,000
Total	$94,314,000	75,953,000	$170,267,000
Contract type
Firm fixed price	$92,548,000	50,724,000	$143,272,000
Cost reimbursable	1,766,000	25,229,000	26,995,000
Total	$94,314,000	75,953,000	$170,267,000
Transfer of control
Point in time	$37,723,000	37,786,000	$75,509,000
Over time	56,591,000	38,167,000	94,758,000
Total	$94,314,000	75,953,000	$170,267,000

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

The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on our Condensed Consolidated Balance Sheet. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. For certain contracts with provisions that are intended to protect customers in the event we do not satisfy our performance obligations, billings occur subsequent to revenue recognition, resulting in unbilled receivables. Under ASC 606, unbilled receivables constitute contract assets. There were no material impairment losses recognized on contract assets during the three months ended October 31, 2019 and 2018, respectively. On large long-term contracts, and for contracts with international customers that do not do business with us regularly, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract. Under the typical payment terms for our contracts accounted for at a point in time, costs are accumulated in inventory until the time of billing, which generally coincides with revenue recognition. Of the contract liability balance at July 31, 2019 and August 1, 2018, $18,609,000 and $23,127,000 was recognized as revenue during the three months ended October 31, 2019 and 2018, respectively.

We recognize the incremental costs to obtain or fulfill a contract as an expense when incurred if the amortization period of the asset is one year or less. Incremental costs to obtain or fulfill contracts with an amortization period greater than one year were not material.

As commissions payable to our internal sales and marketing employees or contractors are contingent upon multiple factors, such commissions are not considered direct costs to obtain or fulfill a contract with a customer and are expensed as incurred in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations. As for commissions payable to our third-party sales representatives related to large long-term contracts, we do consider these types of commissions both direct and incremental costs to obtain and fulfill such contracts. Therefore, such commissions are included in total estimated costs at completion for such contracts and expensed over time through cost of sales on our Condensed Consolidated Statements of Operations.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under indefinite delivery / indefinite quantity ("IDIQ") contracts. As of October 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $648,343,000 (which represents the amount of our consolidated backlog). We estimate that a substantial portion of our remaining performance obligations at October 31, 2019 will be completed and recognized as revenue during the next twenty-four month period, with the rest thereafter. During the three months ended October 31, 2019, revenue recognized from performance obligations satisfied, or partially satisfied, in previous periods (for example due to changes in the transaction price) was not material.

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

We believe the fair values of our operating lease liabilities and our finance lease and other obligations, which currently reflect weighted-average discount rates of approximately 4.05% and 4.21%, respectively, would not be materially different than their carrying values as of October 31, 2019. See Note (12) - "Leases" for further information.

The fair value of our Credit Facility that we entered into on October 31, 2018 approximates its carrying amount due to its variable interest rate and pricing grid that is dependent upon our leverage ratio as of the end of each fiscal quarter.

As of October 31, 2019 and July 31, 2019, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

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

There were no repurchases of our common stock during the three months ended October 31, 2019 or 2018. See Note (18) - "Stockholders’ Equity" for more information.

Weighted average stock options, RSUs and restricted stock outstanding of 382,000 and 279,000 for the three months ended October 31, 2019 and 2018, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 197,000 and 236,000 weighted average performance shares outstanding for the three months ended October 31, 2019 and 2018, respectively, as the performance conditions have not yet been satisfied. However, net income (the numerator) for EPS calculations for each respective period, is reduced by the compensation expense related to these awards.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended October 31,
	2019	2018
Numerator:
Net income for basic calculation	$6,388,000	3,468,000
Numerator for diluted calculation	$6,388,000	3,468,000

Denominator:
Denominator for basic calculation	24,555,000	23,999,000
Effect of dilutive securities:
Stock-based awards	182,000	376,000
Denominator for diluted calculation	24,737,000	24,375,000

(7)    Accounts Receivable

Accounts receivable consist of the following at:

	October 31, 2019	July 31, 2019
Receivables from commercial and international customers	$82,140,000	85,556,000
Unbilled receivables from commercial and international customers	22,824,000	20,469,000
Receivables from the U.S. government and its agencies	55,590,000	38,856,000
Unbilled receivables from the U.S. government and its agencies	1,955,000	2,018,000
Total accounts receivable	162,509,000	146,899,000
Less allowance for doubtful accounts	1,465,000	1,867,000
Accounts receivable, net	$161,044,000	145,032,000

Unbilled receivables as of October 31, 2019 relate to contracts-in-progress for which revenue has been recognized, but for which we have not yet earned the right to bill the customer for work performed to date. Under ASC 606, unbilled receivables constitute contract assets. Management estimates that substantially all amounts not yet billed at October 31, 2019 will be billed and collected within one year.

As of October 31, 2019 and July 31, 2019, except for the U.S. government (and its agencies), which represented 35.4% and 27.8%, respectively, of total accounts receivable, there were no other customers which accounted for greater than 10.0% of total accounts receivable.

(8)    Inventories

Inventories consist of the following at:

	October 31, 2019	July 31, 2019
Raw materials and components	$52,423,000	53,959,000
Work-in-process and finished goods	38,867,000	40,576,000
Total inventories	91,290,000	94,535,000
Less reserve for excess and obsolete inventories	19,480,000	19,696,000
Inventories, net	$71,810,000	74,839,000

As of October 31, 2019 and July 31, 2019, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $4,661,000 and $4,053,000, respectively, and the amount of inventory related to contracts from third-party commercial customers who outsource their manufacturing to us was $1,395,000 and $1,513,000, respectively.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(9)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	October 31, 2019	July 31, 2019
Accrued wages and benefits	$21,261,000	23,295,000
Accrued contract costs	13,725,000	15,007,000
Accrued warranty obligations	16,068,000	15,968,000
Accrued legal costs	2,781,000	2,835,000
Accrued commissions and royalties	4,587,000	5,114,000
Other	14,385,000	16,365,000
Accrued expenses and other current liabilities	$72,807,000	78,584,000

As discussed further in Note (12) - "Leases," on August 1, 2019, we adopted Topic 842 and, as required by the new standard, reclassified $2,934,000 of accrued expenses and other current liabilities as follows: (i) $2,366,000 of short-term deferred rent liabilities related to operating leases were offset against the respective operating lease right-of-use assets; and (ii) the remaining $568,000 of estimated facility exit costs were reclassified to the current portion of operating lease liabilities.

Accrued contract costs represent direct and indirect costs on contracts as well as estimates of amounts owed for invoices not yet received from vendors or reflected in accounts payable.

Accrued warranty obligations as of October 31, 2019 relate to estimated liabilities for assurance-type warranty coverage that we provide to our customers. We generally provide warranty coverage for some of our products for a period of at least one year from the date of delivery. We record a liability for estimated warranty expense based on historical claims, product failure rates, consideration of contractual obligations, future costs to resolve software issues and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Changes in our accrued warranty obligations during the three months ended October 31, 2019 and 2018 were as follows:

	Three months ended October 31,
	2019	2018
Balance at beginning of period	$15,968,000	11,738,000
Reclass to contract liabilities (see below)	—	(1,679,000)
Provision for warranty obligations	989,000	1,020,000
Charges incurred	(1,191,000)	(1,515,000)
Warranty settlement and reclass (see below)	302,000	418,000
Balance at end of period	$16,068,000	9,982,000

On August 1, 2018, in connection with our adoption of ASC 606, $1,679,000 of accrued warranty obligations presented in the above table were reclassified to contract liabilities, as they represented deferred revenue related to service-type warranty performance obligations.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Our current accrued warranty obligations at October 31, 2019 and July 31, 2019 include $3,781,000 and $3,999,000, respectively, of warranty obligations for a small product line that we refer to as the TCS 911 call handling software solution. This solution was licensed to customers prior to our acquisition of TeleCommunication Systems, Inc. ("TCS"). During the fiscal year ended July 31, 2018, we entered into a full and final warranty settlement with AT&T, the largest customer/distributor of this product line, pursuant to which we issued thirty-six credits to AT&T of $153,000 which AT&T can apply on a monthly basis to purchases of solutions from us, beginning October 2017 through September 2020. As of October 31, 2019, the total present value of these monthly credits is $1,611,000, all of which is included in our current accrued warranty obligations on our Condensed Consolidated Balance Sheet.

In connection with our acquisition of Solacom and the GD NG-911 business during the fiscal year ended July 31, 2019, we assumed warranty obligations related to certain contracts acquired. See Note (2) - "Acquisitions" for further information pertaining to these acquisitions.

(10)	Cost Reduction Actions

During the three months ended October 31, 2018, we took steps to improve our future operating results and successfully consolidated our Government Solutions segment’s manufacturing facility located in Tampa, Florida with another facility that we maintain in Orlando, Florida. In doing so, during the three months ended October 31, 2018, we recorded $1,373,000 of facility exit costs in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations. As discussed further in Note (12) - "Leases," on August 1, 2019, we adopted Topic 842 and, as required by the new standard, reclassified $568,000 of estimated facility exit costs to the current portion of operating lease liabilities.

During the second quarter of fiscal 2019, we began an evaluation and repositioning of our public safety and location technologies solutions in order to focus on providing higher margin solution offerings. To date, we have ceased offering certain solutions, have worked with customers to wind-down certain legacy contracts and have not renewed certain contracts. In connection with this ongoing evaluation and repositioning, during the three months ended October 31, 2019, we recorded $230,000 of estimated contract settlement costs in our Commercial Solutions segment.

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

The proceeds of the Credit Facility were used, in part, to repay in full the outstanding borrowings under the Prior Credit Facility, and additional proceeds of the Credit Facility are expected to be used by us for working capital and other general corporate purposes. As of October 31, 2019, the amount outstanding under our Credit Facility was $169,000,000, which is reflected in the non-current portion of long-term debt on our Condensed Consolidated Balance Sheet. At October 31, 2019, we had $2,632,000 of standby letters of credit outstanding under our Credit Facility related to guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During the three months ended October 31, 2019, we had outstanding balances under the Credit Facility ranging from $142,000,000 to $169,000,000.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

As of October 31, 2019, total net deferred financing costs related to the Credit Facility were $2,943,000 and are being amortized over the term of our Credit Facility through October 31, 2023.

Interest expense related to our credit facilities, including amortization of deferred financing costs, recorded during the three months ended October 31, 2019 and 2018, was $1,753,000 and $2,542,000, respectively. The amount for the three months ended October 31, 2019 relates to our new Credit Facility; whereas, the amount for the three months ended October 31, 2018 relates to our Prior Credit Facility. During the three months ended October 31, 2019 and 2018, our blended interest rate approximated 4.70% and 6.00%, respectively.

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

As of October 31, 2019, our Secured Leverage Ratio was 1.75x TTM Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of October 31, 2019 was 13.07x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA. Given our expected future business performance, we anticipate maintaining compliance with the terms and financial covenants in our Credit Facility for the foreseeable future.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(12)    Leases

On August 1, 2019, we adopted ASU No. 2016-02 - Leases (Topic 842), which requires the recognition of lease rights and obligations as assets and liabilities on the balance sheet. Previously, operating leases were not recognized on the balance sheet. As we elected the modified retrospective adoption method, prior-period information was not restated. We also elected the transition package of practical expedients available in the standard, which permits us to not reassess under the new standard our prior conclusions about lease identification, classification and initial direct costs. As part of our adoption, however, we did not elect to use the hindsight or land easements practical expedients.

On August 1, 2019, in connection with our adoption of Topic 842, we recognized $35,825,000 of operating lease right-of-use ("ROU") assets (net of a $3,023,000 deferred rent liability that existed as of August 1, 2019 under prior applicable GAAP) and $38,848,000 of related liabilities. Except for the recording of the ROU assets and lease liabilities on our Condensed Consolidated Balance Sheet, and the expanded disclosures about our leasing activities, our adoption did not have a material impact on our condensed consolidated financial statements. Our adoption also did not result in any cumulative-effect adjustment to opening retained earnings.

Our leases historically relate to the leasing of facilities and equipment. We determine at inception whether an arrangement is, or contains, a lease and whether the lease should be classified as an operating or a financing lease. At lease commencement, we recognize an ROU asset and lease liability based on the present value of the future lease payments over the estimated lease term. We have elected to not recognize an ROU asset or lease liability for any leases with terms of twelve months or less. Instead, for such short-term leases, we recognize lease expense on a straight-line basis over the lease term. Certain of our leases include options to extend the term of the lease or to terminate the lease early. When it is reasonably certain that we will exercise a renewal option or will not exercise a termination option, we include the impact of exercising or not exercising such option, respectively, in the estimate of the lease term. As our lease agreements do not explicitly state the discount rate implicit in the lease, we use our incremental borrowing rate ("IBR") on the commencement date to calculate the present value of future lease payments. Such IBR represents our estimated rate of interest to borrow on a collateralized basis over a term commensurate with the expected lease term.

Some of our leases include payments that are based on the Consumer Price Index ("CPI") or other similar indices. These variable lease payments are included in the calculation of the ROU asset and lease liability using the index as of the lease commencement date. Other variable lease payments, such as common area maintenance, property taxes, and usage-based amounts, are required by Topic 842 to be excluded from the ROU asset and lease liability and expensed as incurred. In addition to the present value of the future lease payments, the calculation of the ROU asset would also consider, to the extent applicable, any deferred rent upon adoption, lease pre-payments or initial direct costs of obtaining the lease (e.g., such as commissions).

For all classes of leased assets, we elected the practical expedient to not separate lease components (i.e., the actual item being leased, such as the facility or piece of equipment) from non-lease components (i.e., the distinct elements of a contract not related to securing the use of the leased asset, such as common area maintenance and consumable supplies).

Certain of our facility lease agreements (which are classified as operating leases) contain rent holidays or rent escalation clauses. For rent holidays and rent escalation clauses during the lease term, we record rental expense on a straight-line basis over the term of the lease. As of October 31, 2019, none of our leases contained a residual value guarantee and covenants included in our lease agreements are customary for the types of facilities and equipment being leased.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The components of lease expense are as follows:

Three months ended October 31, 2019
Finance lease expense:
Amortization of ROU assets	$108,000
Interest on lease liabilities	2,000
Operating lease expense	2,637,000
Short-term lease expense	863,000
Variable lease expense	993,000
Sublease income	—
Total lease expense	$4,603,000

Additional information related to leases is as follows:

Three months ended October 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases - Operating cash outflows	$2,843,000
Finance leases - Operating cash outflows	2,000
Finance leases - Financing cash outflows	198,000
ROU assets obtained in the exchange for lease liabilities:
Operating leases	$598,000

The following table is a reconciliation of future cash flows relating to operating and finance lease liabilities presented on our Condensed Consolidated Balance Sheet as of October 31, 2019:

	Operating	Finance	Total
Remaining portion of fiscal 2020	$8,192,000	109,000	$8,301,000
Fiscal 2021	8,619,000	—	8,619,000
Fiscal 2022	7,387,000	—	7,387,000
Fiscal 2023	5,877,000	—	5,877,000
Fiscal 2024	4,170,000	—	4,170,000
Thereafter	6,555,000	—	6,555,000
Total future undiscounted cash flows	40,800,000	109,000	40,909,000
Less: Present value discount	3,827,000	2,000	3,829,000
Lease liabilities	$36,973,000	107,000	$37,080,000

Weighted-average remaining lease terms (in years)	4.59	0.22
Weighted-average discount rate	4.05%	4.21%

We lease our Melville, New York production facility from a partnership controlled by our President, CEO and Chairman. Lease payments made during the three months ended October 31, 2019 were $160,000. The current lease provides for our use of the premises as they exist through December 2021 with an option for an additional ten years. The annual rent of the facility for calendar year 2020 is $657,000 and is subject to customary adjustments. We have a right of first refusal in the event of a sale of the facility.

As of October 31, 2019, we do not have any rental commitments that have not commenced.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

As we have not restated prior year information given our method of adopting the new standard, the following represents our future minimum lease payments for operating leases and capital leases as of July 31, 2019 under ASC Topic 840 and as reported in our Form 10-K filed with the SEC on September 24, 2019:

	Operating	Capital	Total
Fiscal 2020	$11,812,000	789,000	$12,601,000
Fiscal 2021	8,723,000	—	8,723,000
Fiscal 2022	7,343,000	—	7,343,000
Fiscal 2023	5,776,000	—	5,776,000
Fiscal 2024	3,430,000	—	3,430,000
Thereafter	7,130,000	—	7,130,000
Total	$44,214,000	789,000	$45,003,000
Less amount representing interest	*	32,000	32,000
Present value of net minimum lease payments	*	$757,000	$44,971,000
*Not applicable for operating leases

(13)    Income Taxes

At October 31, 2019 and July 31, 2019, total unrecognized tax benefits were $7,839,000 and $7,215,000, respectively, including interest of $31,000 and $12,000, respectively. At October 31, 2019 and July 31, 2019, $2,298,000 and $325,000, respectively, of our unrecognized tax benefits were recorded as non-current income taxes payable on our Condensed Consolidated Balance Sheets. The remaining unrecognized tax benefits of $5,541,000 and $6,890,000 at October 31, 2019 and July 31, 2019, respectively, were presented as an offset to the associated non-current deferred tax assets on our Condensed Consolidated Balance Sheets. Of the total unrecognized tax benefits, $7,259,000 and $6,670,000, at October 31, 2019 and July 31, 2019, respectively, net of the reversal of the federal benefit recognized as a deferred tax asset relating to state reserves, would favorably impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our condensed consolidated financial statements. We do not expect that there will be any significant changes to our total unrecognized tax benefits within the next twelve months.

Our federal income tax returns for fiscal 2017 and 2018 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2015 are subject to audit. TCS's federal income tax return for the tax period from January 1, 2016 to February 23, 2016, the date we acquired TCS, is subject to potential future IRS audit. None of TCS's state income tax returns prior to calendar year 2015 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

As of October 31, 2019, the aggregate number of shares of common stock which may be issued, pursuant to the Plan, may not exceed 10,362,500. At the Fiscal 2019 Annual Meeting of Stockholders held on December 3, 2019, stockholders approved an amendment to our Plan to increase the share reserve under the Plan by 600,000 shares, to a total 10,962,500 shares. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and employee purchases under the ESPP with the issuance of new shares of our common stock.

As of October 31, 2019, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 8,723,732 shares (net of 4,031,305 expired and canceled awards), of which an aggregate of 6,286,882 have been exercised or settled.

As of October 31, 2019, the following stock-based awards, by award type, were outstanding:

October 31, 2019
Stock options	1,503,295
Performance shares	217,839
RSUs and restricted stock	476,036
Share units	239,680
Total	2,436,850

Our ESPP provides for the issuance of up to 1,050,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance. Through October 31, 2019, we have cumulatively issued 797,186 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended October 31,
	2019	2018
Cost of sales	$59,000	58,000
Selling, general and administrative expenses	743,000	905,000
Research and development expenses	77,000	83,000
Stock-based compensation expense before income tax benefit	879,000	1,046,000
Estimated income tax benefit	(189,000)	(228,000)
Net stock-based compensation expense	$690,000	818,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At October 31, 2019, unrecognized stock-based compensation of $11,885,000, net of estimated forfeitures of $1,085,000, is expected to be recognized over a weighted average period of 3.3 years. Total stock-based compensation capitalized and included in ending inventory at both October 31, 2019 and July 31, 2019 was $48,000. There are no liability-classified stock-based awards outstanding as of October 31, 2019 or July 31, 2019.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Stock-based compensation expense (benefit), by award type, is summarized as follows:

	Three months ended October 31,
	2019	2018
Stock options	$82,000	171,000
Performance shares	352,000	406,000
RSUs and restricted stock	698,000	547,000
ESPP	57,000	52,000
Share units	(310,000)	(130,000)
Stock-based compensation expense before income tax benefit	879,000	1,046,000
Estimated income tax benefit	(189,000)	(228,000)
Net stock-based compensation expense	$690,000	818,000

ESPP stock-based compensation expense primarily relates to the 15% discount offered to participants in the ESPP. During the three months ended October 31, 2019 and 2018, we recorded benefits of $310,000 and $130,000, respectively, which primarily represents the recoupment of certain share units.

The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability on our Condensed Consolidated Balance Sheet as of October 31, 2019 and July 31, 2019. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

Stock Options

The following table summarizes the Plan's activity during the three months ended October 31, 2019:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2019	1,555,555	$28.72
Exercised	(51,460)	28.45
Expired/canceled	(800)	27.35
Outstanding at October 31, 2019	1,503,295	$28.73	3.27	$9,346,000

Exercisable at October 31, 2019	1,431,765	$28.83	3.14	$8,761,000

Vested and expected to vest at October 31, 2019	1,477,967	$28.76	3.23	$9,148,000

Stock options outstanding as of October 31, 2019 have exercise prices ranging from $20.90 - $33.94, representing the fair market value of our common stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years. The total intrinsic value relating to stock options exercised during the three months ended October 31, 2019 and 2018 was $305,000 and $561,000, respectively.

During the three months ended October 31, 2019 and 2018, at the election of certain holders of vested stock options, 40,860 and 72,830, respectively, of stock options were net settled upon exercise. As a result, 4,764 and 9,345 shares of our common stock were issued during the three months ended October 31, 2019 and 2018, respectively, net of shares retained to satisfy the exercise price and minimum statutory tax withholding requirements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Performance Shares, RSUs, Restricted Stock and Share Unit Awards

The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2019	954,676	$22.40
Granted	219,425	27.69
Settled	(199,466)	16.80
Forfeited	(41,080)	21.00
Outstanding at October 31, 2019	933,555	$24.91	$32,628,000

Vested at October 31, 2019	328,791	$24.92	$11,491,000

Vested and expected to vest at October 31, 2019	890,374	$25.06	$31,119,000

The total intrinsic value relating to fully-vested awards settled during the three months ended October 31, 2019 and 2018 was $5,806,000 and $4,210,000, respectively.

The performance shares granted to employees since fiscal 2014 principally vest over a three-year performance period, if pre-established performance goals are attained or as specified pursuant to the Plan and related agreements. As of October 31, 2019, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level.

RSUs and restricted stock granted to non-employee directors prior to July 31, 2019 have a vesting period of three years and are convertible into shares of our common stock generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain circumstances. RSUs and restricted stock granted to non-employee directors after July 31, 2019 have a vesting period of five years. RSUs granted to employees have a vesting period of five years and are convertible into shares of our common stock, generally at the time of vesting, on a one-for-one basis for no cash consideration.

Share units granted prior to July 31, 2017 were vested when issued and are convertible into shares of our common stock, generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain circumstances. Share units granted on or after July 31, 2017 were granted to certain employees in lieu of non-equity incentive compensation and are convertible into shares of our common stock on the one-year anniversary of the respective grant date. Cumulatively through October 31, 2019, 431,142 share units granted have been settled.

The fair value of performance shares, RSUs, restricted stock and share units is determined using the closing market price of our common stock on the date of grant, less the present value of any estimated future dividend equivalents such awards are not entitled to receive and an applicable estimated discount for any post vesting transfer restrictions. RSUs, performance shares and restricted stock granted since fiscal 2013 are entitled to dividend equivalents unless forfeited before vesting occurs. Share units granted since fiscal 2014 are entitled to dividend equivalents while the underlying shares are unissued.

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of settlement of the underlying award. During the three months ended October 31, 2019, we accrued $56,000 of dividend equivalents (net of forfeitures) and paid out $285,000. Accrued dividend equivalents were recorded as a reduction to retained earnings. As of October 31, 2019 and July 31, 2019, accrued dividend equivalents were $548,000 and $777,000, respectively.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

With respect to the actual settlement of stock-based awards for income tax reporting, during the three months ended October 31, 2019 and 2018, we recorded income tax benefits of $612,000 and $457,000, respectively, which primarily represent the net excess income tax benefits upon settlement of stock-based awards during each of the respective periods.

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

Our CODM primarily uses a metric that we refer to as Adjusted EBITDA to measure an operating segment’s performance and to make decisions about resources to be allocated. Our Adjusted EBITDA metric for the Commercial Solutions and Government Solutions segments do not consider any allocation of indirect expense, or any of the following: income taxes, interest (income) and other, write-off of deferred financing costs, interest expense, amortization of stock-based compensation, amortization of intangible assets, depreciation expenses, estimated contract settlement costs, settlement of intellectual property litigation, acquisition plan expenses, facility exit costs or strategic alternatives analysis expenses and other expenses that relate to our Unallocated segment. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Any amounts shown in the Adjusted EBITDA calculation for our Commercial Solutions and Government Solutions segments are directly attributable to those segments. Our Adjusted EBITDA is also used by our management in assessing the Company's operating results. Although closely aligned, the Company's definition of Adjusted EBITDA is different than the Consolidated EBITDA (as such term is defined in our Credit Facility) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and, therefore, may not be comparable to similarly titled measures used by other companies.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Operating segment information, along with a reconciliation of segment net income (loss) and consolidated net income to Adjusted EBITDA is presented in the tables below:

	Three months ended October 31, 2019
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$94,314,000	75,953,000	—	$170,267,000
Operating income (loss)	$9,841,000	7,083,000	(7,664,000)	$9,260,000

Net income (loss)	$9,867,000	7,095,000	(10,574,000)	$6,388,000
Provision for income taxes	13,000	—	1,132,000	1,145,000
Interest (income) and other	(47,000)	(13,000)	(17,000)	(77,000)
Interest expense	8,000	1,000	1,795,000	1,804,000
Amortization of stock-based compensation	—	—	879,000	879,000
Amortization of intangibles	4,362,000	844,000	—	5,206,000
Depreciation	2,196,000	313,000	142,000	2,651,000
Estimated contract settlement costs	230,000	—	—	230,000
Acquisition plan expenses	—	—	2,389,000	2,389,000
Adjusted EBITDA	$16,629,000	8,240,000	(4,254,000)	$20,615,000

Purchases of property, plant and equipment	$1,000,000	224,000	26,000	$1,250,000
Total assets at October 31, 2019	$675,344,000	211,125,000	44,553,000	$931,022,000

	Three months ended October 31, 2018
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$77,973,000	82,871,000	—	$160,844,000
Operating income (loss)	$7,058,000	6,644,000	(6,409,000)	$7,293,000

Net income (loss)	$6,971,000	6,609,000	(10,112,000)	$3,468,000
Provision for (benefit from) income taxes	12,000	—	(2,139,000)	(2,127,000)
Interest (income) and other	53,000	32,000	(19,000)	66,000
Write-off of deferred financing costs	—	—	3,217,000	3,217,000
Interest expense	22,000	3,000	2,644,000	2,669,000
Amortization of stock-based compensation	—	—	1,046,000	1,046,000
Amortization of intangibles	3,445,000	844,000	—	4,289,000
Depreciation	2,228,000	379,000	244,000	2,851,000
Acquisition plan expenses	—	—	1,130,000	1,130,000
Facility exit costs	—	1,373,000	—	1,373,000
Adjusted EBITDA	$12,731,000	9,240,000	(3,989,000)	$17,982,000

Purchases of property, plant and equipment	$892,000	629,000	124,000	$1,645,000
Total assets at October 31, 2018	$602,567,000	222,587,000	41,786,000	$866,940,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Unallocated expenses result from corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs and also includes all of our amortization of stock-based compensation. During the three months ended October 31, 2019 and 2018, unallocated expenses also include $2,389,000 and $1,130,000 of acquisition plan expenses, respectively.

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

Intersegment sales for the three months ended October 31, 2019 and 2018 by the Commercial Solutions segment to the Government Solutions segment were $1,899,000 and $8,540,000, respectively. There were nominal sales by the Government Solutions segment to the Commercial Solutions segment for these periods. All intersegment sales are eliminated in consolidation and are excluded from the tables above.

Unallocated assets at October 31, 2019 consist principally of cash and cash equivalents, income taxes receivable, corporate property, plant and equipment and deferred financing costs. Substantially all of our long-lived assets are located in the U.S.

(16)    Goodwill

The following table represents goodwill by reportable operating segment, including the changes in the net carrying value of goodwill during the three months ended October 31, 2019:

	Commercial Solutions	Government Solutions	Total
Balance as of July 31, 2019	$251,296,000	59,193,000	$310,489,000
Change resulting from Solacom acquisition	(420,000)	—	(420,000)
Change resulting from the GD NG-911 acquisition	(198,000)	—	(198,000)
Balance as of October 31, 2019	$250,678,000	59,193,000	$309,871,000

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

(17)    Intangible Assets

Intangible assets with finite lives are as follows:

	As of October 31, 2019
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.5	$276,834,000	69,694,000	$207,140,000
Technologies	12.7	92,649,000	60,948,000	31,701,000
Trademarks and other	16.7	31,026,000	13,183,000	17,843,000
Total		$400,509,000	143,825,000	$256,684,000

	As of July 31, 2019
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.5	$276,834,000	66,484,000	$210,350,000
Technologies	12.7	92,649,000	59,522,000	33,127,000
Trademarks and other	16.7	31,026,000	12,613,000	18,413,000
Total		$400,509,000	138,619,000	$261,890,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the three months ended October 31, 2019 and 2018 was $5,206,000 and $4,289,000, respectively.

The estimated amortization expense consists of the following for the fiscal years ending July 31:

2020	$20,700,000
2021	19,563,000
2022	18,322,000
2023	18,322,000
2024	17,631,000

We review net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. No such event has occurred during the three months ended October 31, 2019. We believe that the carrying values of our net intangible assets were recoverable as of October 31, 2019. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

(18)    Stockholders’ Equity

Sale of Common Stock
In December 2018, we filed a $400,000,000 shelf registration statement with the SEC for the sale of various types of securities, including debt. The shelf registration was declared effective by the SEC as of December 14, 2018. To date, we have not issued any securities pursuant to our $400,000,000 shelf registration statement.

Stock Repurchase Program
As of October 31, 2019 and December 4, 2019, we were authorized to repurchase up to an additional $8,664,000 of our common stock, pursuant to our current $100,000,000 stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. There were no repurchases made during the three months ended October 31, 2019 or 2018.

Dividends
Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount that was established by our Board of Directors. On September 24, 2019, our Board of Directors declared a dividend of $0.10 per common share, which was paid on November 15, 2019. On December 4, 2019, our Board of Directors declared a dividend of $0.10 per common share, payable on February 14, 2020 to stockholders of record at the close of business on January 15, 2020.

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

In connection with these outages, the TCS Legacy Customer informed us that it believed certain communication failover redundancies promised to it by former senior management of TCS were never completed and had originally demanded that we refund to it all amounts previously paid to us under the contract, which through October 31, 2019 exceeded $14,000,000. In response to such claim, we engaged legal counsel to review the claims made by our customer.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

In September 2019, the customer filed a lawsuit in the Sixth Judicial Circuit Court of the State of South Dakota alleging, among other things, our failure to provide them with certain system redundancies. We believe that TCS has complied with its contractual requirements, that the customer's allegations are baseless, and that it is not entitled to a return of any amounts previously paid to us under the contract. Our contract to provide services to this customer expires in December 2019 and the amount of annual revenue we generate from this customer is immaterial.

We have notified our insurance carriers of the lawsuit and are reviewing with counsel our multiple counter claims against this TCS Legacy Customer.

An agreement in principle has been reached with this TCS Legacy Customer and we are currently negotiating the terms of such settlement which is not expected to have a material impact on our condensed consolidated financial statements. However, if we are unable to reach a final settlement, the ultimate resolution of this matter could vary and possibly have a material adverse effect on our consolidated results of operations, financial position or cash flows in future periods.

Separately, we also filed a lawsuit in March 2019 against a former employee and her new employer arising from such former employee's violation of her obligation to TCS of confidentiality, non-competition and non-solicitation of customers, including the TCS Legacy Customer. The former employee has responded with her own lawsuit against us. The ultimate resolution of this lawsuit is not expected to have any material impact.

Other Matters
In October 2014, we disclosed to the U.S. Department of the Treasury, Office of Foreign Assets Control ("OFAC") that we learned during a self-assessment of our export transactions that a shipment of modems sent to a Canadian customer by Comtech EF Data Corp. was incorporated into a communication system, the ultimate end user of which was the Sudan Civil Aviation Authority. The sales value of this equipment was approximately $288,000. At the time of shipment, OFAC regulations prohibited U.S. persons from doing business directly or indirectly with Sudan. In late 2015, OFAC issued an administrative subpoena seeking information about the disclosed transaction. We responded to the subpoena, including alerting OFAC to Comtech’s repair of three modems for a customer in Lebanon who may have rerouted the modems from Lebanon to Sudan without the required U.S. licensing authorization. In September 2018, Comtech agreed to enter into a Tolling Agreement with OFAC, which extended the statute of limitations in this matter through December 31, 2019. The Tolling Agreement was shortly followed by a second administrative subpoena seeking additional information about the disclosed transaction. In December 2018, Comtech responded to a second administrative subpoena from OFAC, answering the questions it posed and providing all the documents it sought. In November 2019, Comtech agreed to enter into a second Tolling Agreement with OFAC, which extends the statute of limitations in this matter through June 30, 2020. U.S. sanctions with respect to Sudan were revoked in 2017 and we are in the process of responding to certain additional questions that OFAC asked of us based on its review. Consistent with the revocation of the Sudan Sanction Regulations ("SSR"), shipments to the Sudan Civil Aviation Authority by U.S. persons are now permissible. We are not able to predict whether OFAC will take any enforcement action against us in light of the revocation of the SSR. If OFAC determines that we have violated U.S. trade sanctions, civil and criminal penalties could apply, and we may suffer reputational harm. Even though we take precautions to avoid engaging in transactions that may violate U.S. trade sanctions, those measures may not be effective in every instance.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

In May 2018, we were informed by the Office of Export Enforcement ("OEE") of the Department of Commerce ("DoC") that it was forwarding to the OEE's Office of Chief Counsel, the results of its audit of international shipments by Comtech Xicom Technology, Inc. for further review and possible determination of an administrative penalty. We fully cooperated with the OEE in their audit and, based on our self-assessment of the approximately 7,800 individual transactions audited, have determined that six (6) transactions may not have been fully in compliance with the Export Administration Regulations ("EAR"). These six (6) items, for which export licenses were not obtained, were either spares or repaired power amplifier subassembly components valued at less than $100,000 (in aggregate) and were shipped to Brazil, Italy, Russia, Thailand and the United Arab Emirates. The EAR provides an exception to the requirement to obtain an export license for the replacement of a defective or damaged component. During our self-assessment, we determined that we inadvertently did not obtain export licenses for the spares or evidence of the return or destruction of the defective or damaged components necessary to authorize our use of the export license exception for the replacements. Since discovering this issue, we have implemented additional controls and procedures and have increased awareness of these specific export requirements throughout the Company to help avoid similar occurrences in the future. Administrative penalties under the EAR can range from a warning letter to a denial of export privileges. A civil monetary penalty not to exceed the amount set forth in the Export Administration Act ("EAA") may be imposed for each violation, and in the event that any provision of the EAR is continued by any other authority, the maximum monetary civil penalty for each violation shall be that provided by such other authority. Administrative penalties under the EAR are currently determined pursuant to the International Emergency Economic Powers Act ("IEEPA"), which can reach the greater of twice the amount of the transaction that is the basis of the violation or approximately $300,000 per violation. We have not recorded an accrual related to a possible administrative penalty and continue to work cooperatively with the OEE.

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

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include, among other things: the risk that the acquisition of UHP Networks Inc. and its sister company (together, "UHP") may not be consummated for reasons including that the conditions precedent to the completion of the acquisition may not be satisfied or the occurrence of any event, change or circumstance could give rise to the termination of the agreement; the possibility that the expected synergies from recent or pending acquisitions will not be fully realized, or will not be realized within the anticipated time periods; the risk that acquired businesses will not be integrated with Comtech successfully; the possibility of disruption from recent or pending acquisitions, making it more difficult to maintain business and operational relationships or retain key personnel; the risk that Comtech will be unsuccessful in implementing a tactical shift in its Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for its niche products with higher margins; the risks associated with Comtech's ongoing evaluation and repositioning of its public safety and location technologies solutions offering in its Commercial Solutions segment; the nature and timing of our receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements, including the risks associated with Comtech's launch of its HeightsTM Network Platform ("HEIGHTS"); changing customer demands and or procurement strategies; changes in prevailing economic and political conditions; changes in the price of oil in global markets; changes in foreign currency exchange rates; risks associated with Comtech's legal proceedings, customer claims for indemnification, and other similar matters; risks associated with our obligations under our Credit Facility; risks associated with our large contracts; and other factors described in this and our other filings with the Securities and Exchange Commission ("SEC").

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

Revenue Recognition. In accordance with FASB ASC 606 - Revenue from Contracts with Customers ("ASC 606"), we record revenue in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. Under ASC 606, we follow a five-step model to: (1) identify the contract with our customer; (2) identify our performance obligations in our contract; (3) determine the transaction price for our contract; (4) allocate the transaction price to our performance obligations; and (5) recognize revenue using one of the following two methods:

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

Index

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

The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on our Condensed Consolidated Balance Sheet. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. For certain contracts with provisions that are intended to protect customers in the event we do not satisfy our performance obligations, billings occur subsequent to revenue recognition, resulting in unbilled receivables. Under ASC 606, unbilled receivables constitute contract assets. On large long term contracts, and for contracts with international customers that do not do business with us regularly, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract. Under the typical payment terms for our contracts accounted for at a point in time, costs are accumulated in inventory until the time of billing, which generally coincides with revenue recognition.

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

Impairment of Goodwill and Other Intangible Assets. As of October 31, 2019, total goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $309.9 million (of which $250.7 million relates to our Commercial Solutions segment and $59.2 million relates to our Government Solutions segment). Additionally, as of October 31, 2019, net intangibles recorded on our Condensed Consolidated Balance Sheet aggregated $256.7 million (of which $219.1 million relates to our Commercial Solutions segment and $37.6 million relates to our Government Solutions segment). Each of our two operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

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

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2020 (the start of our fiscal 2021). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangible assets with finite lives when an event occurs indicating the potential for impairment. We believe that the carrying values of our net intangible assets were recoverable as of October 31, 2019. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

Our federal income tax returns for fiscal 2017 and 2018 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2015 are subject to audit. TCS's federal income tax return for the tax period from January 1, 2016 to February 23, 2016, the date we acquired TCS, is subject to potential future IRS audit. None of TCS's state income tax returns prior to calendar year 2015 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

Index

Business Outlook for Fiscal 2020

Fiscal 2020 is off to a great start. Our first quarter results exceeded our expectations and we generated consolidated:

•	Net sales of $170.3 million;

•	Operating income of $9.3 million (or $11.9 million excluding $2.4 million of acquisition plan expenses and $0.2 million of estimated contract settlement costs);

•
Net income of $6.4 million (or $7.8 million excluding acquisition plan expenses of $1.8 million (net of tax), estimated contract settlement costs of $0.2 million (net of tax) and a net discrete tax benefit of $0.6 million);

•	Cash flows from operating activities of $5.4 million; and

•	Adjusted EBITDA (a Non-GAAP financial measure discussed below) of $20.6 million.
Our business momentum remains strong and we achieved a consolidated book-to-bill ratio (a measure defined as bookings divided by net sales) of 0.80. We finished the first quarter with consolidated backlog of $648.3 million. We have a number of large opportunities in our pipeline and are targeting to achieve a fiscal 2020 book-to-bill ratio in excess of 1.0. Our backlog (sometimes referred to herein as orders or bookings) is more fully defined in our most recent Annual Report on Form 10-K and the total value of multi-year contracts that we have received is substantially higher than our reported backlog. As of October 31, 2019, our cash and cash equivalents were $46.9 million and total debt outstanding under our Credit Facility was $169.0 million.

Recent positive developments in our business include:

•
In October 2019, we announced that the U.S. Army awarded us a contract with a $98.6 million ceiling to provide global field support services for military satellite communication (“SATCOM”) terminals around the world. The field support contract covers diverse engineering and technical skills to support these SATCOM terminals, including logistics, help desk, network engineering, security engineering, RF and satellite system engineering and support. To date, the contract has been funded at $24.4 million with additional funding expected to occur across the twelve-month performance period.

•
In November 2019, the U.S. government announced that our teaming partner on a U.S. Marine Corps troposcatter opportunity was awarded a 10-year $325.0 million “IDIQ” contract to provide 172 next-generation troposcatter systems and related services. Our teaming partner announced that it intends to subcontract the manufacture and delivery of these troposcatter systems to Comtech and we are currently negotiating contract terms and expect our initial order soon. We believe this multi-year opportunity validates Comtech’s market leading troposcatter technologies and expertise and bodes well for the future, as we continue to see strong demand for these products.

•
In November 2019, we announced that we entered into an agreement to acquire UHP Networks Inc. and its sister company (together, “UHP”), a leading provider of innovative and disruptive satellite ground station technology solutions, for a purchase price of approximately $40.0 million. UHP is based in Canada and has developed revolutionary technology that is transforming the Very Small Aperture Terminal (“VSAT”) market. With end-markets for high-speed satellite-based networks significantly growing, our acquisition of UHP is a significant step in enhancing our solution offerings for the satellite ground station market. After months of extensive testing, we believe that UHP’s innovative implementation techniques for time division multiple access (“TDMA”) technology are best-in-class and provide the highest TDMA efficiency at the lowest cost available. We are very excited about UHP and expect the use of their incredible technology to expand globally for many years ahead. The acquisition of UHP is expected to close late in the second half of fiscal 2020.

Based on our fiscal 2020 performance to date and our anticipated timing of performance related to orders currently in our backlog and the timing of expected new orders, we believe we are on track to making fiscal 2020 a very successful year. We have updated our fiscal 2020 consolidated financial targets as follows:

•	We are increasing our consolidated net sales target to a new range of approximately $712.0 million to $732.0 million as compared to the prior range of $710.0 million to $730.0 million.

•
We are increasing our Adjusted EBITDA goal to a new range of $99.0 million to $103.0 million as compared to the prior range of $98.0 million to $102.0 million. Our Adjusted EBITDA goal reflects a target of approximately 14.0% of our expected fiscal 2020 consolidated net sales.

Index

•
Despite incurring $2.4 million of actual acquisition plan expenses and $0.2 million of estimated contract settlement costs in the first quarter of fiscal 2020, as well as an additional $2.4 million of such costs expected during the second quarter of fiscal 2020, GAAP operating income, as a percentage of the consolidated net sales, is still expected to approximate 7.0%. Excluding such expenses, operating income, as a percentage of fiscal 2020 consolidated net sales, is expected to approximate 7.7%.

•
There is no change to our expected interest expense rate (including amortization of deferred financing costs) of approximately 4.6% or total interest expense of approximately $7.5 million. Our current and fiscal 2020 expected cash borrowing rate is approximately 4.0%.

•	Our effective income tax rate (excluding discrete tax items) for each of the remaining quarters of fiscal 2020 is expected to approximate 23.0%.

•
Consistent with Comtech's business cycle for the past several years, our financial performance in the second half of fiscal 2020 is anticipated to be higher than the first half. Based on anticipated product mix and timing assumptions, we expect our second quarter consolidated net sales to range from $168.0 million to $170.0 million, with Adjusted EBITDA ranging from $19.0 million to approximately $21.0 million. Our fourth quarter of fiscal 2020 is still expected to be the peak quarter - by far - for our consolidated net sales, GAAP operating income, GAAP net income and Adjusted EBITDA.

Our fiscal 2020 targets reflect several items, the timing of which could shift and impact our expected quarterly financial performance. In addition, the aforementioned fiscal 2020 financial targets do not include the impact of the pending acquisition of UHP or the impact of any other expense we may incur in order to achieve our strategic objectives. If we achieve all of our fiscal 2020 business goals, it is possible that financial results could be higher than our targeted amounts.

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

On December 4, 2019, our Board of Directors declared a dividend of $0.10 per common share, payable on February 14, 2020 to stockholders of record at the close of business on January 15, 2020. Future dividends remain subject to compliance with financial covenants under our Credit Facility, as amended, as well as Board approval.

Additional information related to our Business Outlook for Fiscal 2020 and a definition and explanation of Adjusted EBITDA is included in the below section "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended October 31, 2019 and 2018."

Index

COMPARISON OF THE RESULTS OF OPERATIONS FOR THREE MONTHS ENDED OCTOBER 31, 2019 AND 2018

Net Sales. Consolidated net sales were $170.3 million and $160.8 million for the three months ended October 31, 2019 and 2018, respectively, representing an increase of $9.5 million, or 5.9%. The period-over-period increase in net sales reflects significantly higher net sales in our Commercial Solutions segment, offset in part by a decrease in our Government Solutions segment. Net sales by operating segment are discussed below.

Commercial Solutions
Net sales in our Commercial Solutions segment were $94.3 million for the three months ended October 31, 2019, as compared to $78.0 million for the three months ended October 31, 2018, a significant increase of $16.3 million, or 20.9%. Our Commercial Solutions segment represented 55.4% of consolidated net sales for the three months ended October 31, 2019 as compared to 48.5% for the three months ended October 31, 2018. As further discussed below, demand for our products appears strong and looking forward, we believe this segment will grow in fiscal 2020.

Bookings in our Commercial Solutions segment during our first quarter of fiscal 2020 were comparable to our first quarter of fiscal 2019 and significantly higher than the bookings we achieved in our fourth quarter of fiscal 2019. Our book-to-bill ratio (a measure defined as bookings divided by net sales) for this segment was 0.80. Period-to-period fluctuations in bookings is normal for this segment.

Net sales of our satellite ground station technologies during the three months ended October 31, 2019 were slightly higher than the three months ended October 31, 2018. Growth in the first quarter of fiscal 2020 was driven by higher net sales to both U.S. government and international customers. This strength was offset, in part, by lower sales for inflight communication amplifiers sold primarily to a U.S. domestic customer. Our HeightsTM solutions continue to gain traction and related bookings during the first quarter of fiscal 2020 remained strong. For example, our HeightsTM networking platform was recently selected by Telefonica, one of the largest telecommunications companies in the world by number of customers, for a multi-year program to upgrade Vivo Brazil and Telefonica Argentina mobile networks in support of 2G, 3G and LTE backhaul. Based on the anticipated increase in the number of high-throughput satellites and low earth orbit and medium earth orbit satellites expected to be launched, and the migration of networks from 3G to 4G and ultimately 5G technologies in emerging countries, we believe that we are in the early stages of a multi-year period of growing demand for satellite ground station technologies which are used to backhaul cellular traffic. Sales to U.S. government customers for fiscal 2020 are expected to remain strong with a small amount of year-to-year growth anticipated. As a result, we expect fiscal 2020 to be a year of net sales growth for our satellite earth station product line.

Net sales in the three months ended October 31, 2019 of our public safety and location technology solutions were significantly higher as compared to the net sales we achieved in the three months ended October 31, 2018. During the first quarter of fiscal 2020, we benefited from incremental sales to key wireless customers for 911 call routing and incremental sales to state and local agencies for our next-generation 911 products. Sales during our most recent quarter reflect the benefit of our fiscal 2019 acquisitions of Solacom and the GD NG-911 business. Sales of our location technology solutions during the first quarter of fiscal 2020 were comparable to the first quarter of fiscal 2019. Our public safety and location technology solutions have long sales cycles and are subject to difficult-to-predict changes in the overall procurement strategies of wireless carrier customers, but we believe we are positioned well. For instance, we recently announced a $4.4 million contract award from a key customer, which renewed the licensing of our GPS-enabled navigation platform. We also recently announced that this same customer awarded us a two-year renewal agreement worth $6.4 million for various location-based services ("LBS") in the telecommunications industry. Overall market conditions remain favorable; as such, we expect fiscal 2020 to be another year of growth for our public safety and location technology solutions.

Bookings, sales and profitability in our Commercial Solutions segment can fluctuate from period-to-period due to many factors, including changes in the general business environment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Government Solutions
Net sales in our Government Solutions segment were $76.0 million for the three months ended October 31, 2019 as compared to $82.9 million for the three months ended October 31, 2018, a decrease of $6.9 million, or 8.3%. Our Government Solutions segment represented 44.6% of consolidated net sales for the three months ended October 31, 2019, as compared to 51.5% for the three months ended October 31, 2018. As further discussed below, our business remains strong and demand for our solutions still appears robust. Looking forward, we believe that sales in our Government Solutions segment will be similar or slightly higher than the level we achieved in fiscal 2019, with the ultimate level largely determined by the timing of orders and sales.

Index

Bookings in our Government Solutions segment during our first quarter of fiscal 2020 were lower than our first quarter of fiscal 2019 but significantly higher than the bookings we achieved in our fourth quarter of fiscal 2019. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the first quarter of fiscal 2020 was 0.80. Period-to-period fluctuations in bookings is normal for this segment; and as discussed further below, bookings this quarter do not reflect the full amount of orders expected from a large U.S. Army global field support contract that we won or any amount from a forthcoming multi-million dollar contract to provide troposcatter equipment for use by the U.S. Marine Corps.

In October 2019, we announced that the U.S Army awarded us a contract with a $98.6 million ceiling to provide global field support services for military satellite communication ("SATCOM") terminals around the world. These SATCOM terminals provide inter and intra-theater network communications with worldwide reach back capability. The field support contract covers diverse engineering and technical skills to support these SATCOM terminals, including logistics, help desk, network engineering, security engineering, RF and satellite system engineering and support. To date, the contract has been funded at $24.4 million with additional funding expected to occur across the twelve-month performance period plus a possible six-month extension period. Additionally, in November 2019, the U.S. government announced that our teaming partner on a U.S. Marine Corps troposcatter opportunity was awarded a 10-year $325.0 million "IDIQ" contract to provide 172 next-generation troposcatter systems and related services. The teaming partner announced that it intends to subcontract the manufacture and delivery of these troposcatter systems to Comtech, including the test support, logistics and training documentation, training execution, fielding support and sustainment. We are currently negotiating contract terms with our teaming partner and expect our initial order soon. We believe this multi-year opportunity validates Comtech’s market leading troposcatter technologies and expertise.

Net sales of our mission-critical technologies during the three months ended October 31, 2019 were significantly lower as compared to the three months ended October 31, 2018, due primarily to deliveries of our next generation MT-2025 mobile satellite transceivers in the comparable period of the prior fiscal year.

Net sales of our high-performance transmission technologies during the three months ended October 31, 2019 were higher than the three months ended October 31, 2018, driven by increased sales of our solid-state, high-power amplifiers and related switching technologies, as well as increased sales of our troposcatter technologies (including our Modular Transportable Transmission System ("MTTS") troposcatter terminals to an Asia Pacific military service).

Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by our U.S. and international government customers. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the three months ended October 31, 2019 and 2018 are as follows:

	Three months ended October 31,
	2019	2018	2019	2018	2019	2018
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	17.7%	18.2%	69.5%	68.6%	40.8%	44.2%
Domestic	56.6%	54.2%	10.6%	10.0%	36.1%	31.4%
Total U.S.	74.3%	72.4%	80.1%	78.6%	76.9%	75.6%

International	25.7%	27.6%	19.9%	21.4%	23.1%	24.4%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Except for the U.S. government, there were no customers that represented more than 10.0% of consolidated net sales during the three months ended October 31, 2019 and 2018.

International sales for the three months ended October 31, 2019 and 2018 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $39.4 million and $39.3 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10.0% of consolidated net sales for the three months ended October 31, 2019 and 2018.

Index

Gross Profit. Gross profit was $63.6 million and $57.8 million for the three months ended October 31, 2019 and 2018, respectively. The increase of $5.8 million reflects significantly higher net sales in our Commercial Solutions segment, offset in part by a decrease in sales in our Government Solutions segment, as discussed above.

Gross profit, as a percentage of consolidated net sales, for the three months ended October 31, 2019 was 37.3% as compared to 35.9% for the three months ended October 31, 2018. This increase was almost entirely driven by product mix changes as a result of the significant period-over-period increase in net sales in our Commercial Solutions segment. This segment historically achieves higher gross margins than our Government Solutions segment. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended October 31, 2019 decreased slightly in comparison to the three months ended October 31, 2018. The decrease in gross profit percentage in the three months ended October 31, 2019 primarily reflects changes in products and services mix, including significantly higher net sales of our public safety and location technologies. Our gross profit percentage in this segment during the most recent fiscal quarter also includes net sales of our HeightsTM solutions, which currently have lower gross margins than our traditional satellite ground station technologies. Looking forward, we expect our gross profit as a percentage of this segment's net sales in fiscal 2020 to be slightly lower than the percentage achieved in fiscal 2019, primarily due to anticipated mix changes, including higher net sales of our HeightsTM solutions and the cessation of sales to AT&T for 911 wireless call routing which is expected to occur in the second half of fiscal 2020.

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended October 31, 2019 increased slightly in comparison to the three months ended October 31, 2018. Based on the mix and anticipated timing of shipments and performance related to orders currently in our backlog and the mix and timing of expected new orders and related net sales, gross profit for this segment, as a percentage of related segment net sales, for fiscal 2020 is expected to be similar or slightly lower than the level achieved in fiscal 2019.

Included in consolidated cost of sales for the three months ended October 31, 2019 and 2018 are provisions for excess and obsolete inventory of $0.4 million and $0.7 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $31.9 million and $31.8 million for the three months ended October 31, 2019 and 2018, respectively, representing an increase of $0.1 million, or 0.3%. As a percentage of consolidated net sales, selling, general and administrative expenses were 18.7% and 19.8% for the three months ended October 31, 2019 and 2018, respectively. The decrease, as a percentage of consolidated net sales, is primarily attributable to the increase in our consolidated net sales.

During the three months ended October 31, 2018, we incurred $1.4 million of facility exit costs in our Government Solutions segment. Excluding such costs, our selling, general and administrative expenses would have been $30.4 million, or 18.9% of consolidated net sales for the three months ended October 31, 2018.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $0.7 million in the three months ended October 31, 2019 as compared to $0.9 million in the three months ended October 31, 2018. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Based on our current spending plans, we expect total fiscal 2020 selling, general and administrative expenses, in dollars, to be higher and, as a percentage of consolidated net sales, to be slightly lower than the 19.1% recorded in fiscal 2019.

Index

Research and Development Expenses. Research and development expenses were $14.9 million and $13.2 million for the three months ended October 31, 2019 and 2018, respectively, representing an increase of $1.7 million, or 12.9%. As a percentage of consolidated net sales, research and development expenses were 8.7% and 8.2% for the three months ended October 31, 2019 and 2018, respectively.

For the three months ended October 31, 2019 and 2018, research and development expenses of $12.9 million and $11.4 million, respectively, related to our Commercial Solutions segment, and $1.9 million and $1.7 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.1 million for both the three months ended October 31, 2019 and 2018, respectively, related to the amortization of stock-based compensation expense.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended October 31, 2019 and 2018, customers reimbursed us $2.7 million and $5.0 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales.

We continue to invest in enhancements to existing products as well as in new products across almost all of our product lines. Based on our current spending plans, we expect fiscal 2020 research and development expenses, in dollars, to be higher and, as a percentage of consolidated net sales, to be slightly lower than the 8.4% achieved in fiscal 2019.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $5.2 million (of which $4.4 million was for the Commercial Solutions segment and $0.8 million was for the Government Solutions segment) for the three months ended October 31, 2019 and $4.3 million (of which $3.5 million was for the Commercial Solutions segment and $0.8 million was for the Government Solutions segment) for the three months ended October 31, 2018. The increase of $0.9 million was due to our fiscal 2019 acquisitions of Solacom and the GD NG-911 business.

Our Business Outlook for Fiscal 2020 assumes total annual amortization of intangible assets of approximately $21.0 million which reflects a full year of amortization of intangibles related to our fiscal 2019 acquisitions of Solacom and the GD NG-911 business. Such amount, however, does not include the impact of any pending or future acquisitions.

Acquisition Plan Expenses. During the three months ended October 31, 2019, we incurred acquisition plan expenses of $2.4 million, including expenses related to our pending acquisition of UHP, as discussed above. During the three months ended October 31, 2018, we incurred acquisition plan expenses of $1.1 million, which primarily related to our fiscal 2019 acquisition of Solacom. These expenses are recorded in our Unallocated segment.

In order to position ourselves to take advantage of additional growth opportunities and meet our strategic objectives, during the second quarter of fiscal 2020, we expect to incur approximately $2.4 million of acquisition plan expenses for companies whose solution offerings are complementary to our business. There is no certainty that our acquisition plan efforts will be successful and total acquisition plan expenses in the second quarter of fiscal 2020 may ultimately be higher.

Operating Income. Operating income for the three months ended October 31, 2019 was $9.3 million as compared to $7.3 million for the three months ended October 31, 2018. Operating income by reportable segment is shown in the table below:

	Three months ended October 31,
	2019	2018	2019	2018	2019	2018	2019	2018
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$9.8	7.1	7.1	6.7	(7.7)	(6.4)	$9.3	7.3
Percentage of related net sales	10.4%	9.1%	9.3%	8.1%	NA	NA	5.5%	4.5%

The increase in our Commercial Solutions segment’s operating income for the three months ended October 31, 2019, both in dollars and as a percentage of related segment net sales, was due primarily to the significant increase in this segment’s net sales offset, in part, by a slight decrease in this segment’s gross profit percentage, higher research and development expenses and increased amortization of intangibles, as discussed above. Looking forward, given expected sales and product mix assumptions, as discussed above, we expect fiscal 2020 operating income, both in dollars and as a percentage of related segment net sales, to be higher than the 10.1% achieved in fiscal 2019.

Index

The increase in our Government Solutions segment’s operating income for the three months ended October 31, 2019, both in dollars and as a percentage of related segment net sales, was due primarily to the $1.4 million of facility exit costs that we incurred during the three months ended October 31, 2018, as discussed above. Excluding such facility exit costs, operating income in our Government Solutions segment for the three months ended October 31, 2018 would have been $8.0 million, or 9.7% of related segment sales. The decrease, both in dollars and as a percentage of related segment net sales, in the three months ended October 31, 2019 was due primarily to the decrease in net sales, as discussed above. Looking forward, given expected sales and product mix assumptions, as discussed above, we expect fiscal 2020 operating income, in dollars, to be comparable to the amount achieved in fiscal 2019, and as a percentage of related segment net sales, to be slightly lower than the 9.2% achieved in fiscal 2019.

The increase in unallocated expenses for the three months ended October 31, 2019 as compared to the three months ended October 31, 2018 is primarily due to increased business and sales activity, as well as higher acquisition plan expenses during the most recent fiscal quarter, as discussed above. Amortization of stock-based compensation was $0.9 million and $1.0 million, respectively, for the three months ended October 31, 2019 and 2018.

Excluding the $2.4 million of acquisition plan expenses and $0.2 million of estimated contract settlement costs, consolidated operating income for the three months ended October 31, 2019 would have been $11.9 million, or 7.0% of consolidated net sales. Excluding the $1.1 million of acquisition plan expenses and $1.4 million of facility exit costs in the three months ended October 31, 2018, consolidated operating income would have been $9.8 million, or 6.1% of consolidated net sales. The increase from 6.1% to 7.0% reflects the benefit of incremental sales growth and changes in overall spending, as discussed above.

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

Looking forward, unallocated operating expenses in fiscal 2020 are expected to be higher than the $23.6 million incurred in fiscal 2019. The increase in unallocated expenses is expected to be driven by: (i) increased amortization of stock-based compensation (which is not allocated to our two reportable segments) which, in fiscal 2020, is expected to range from $12.0 million to $14.0 million; (ii) increased compensation costs, including incremental costs for additional personnel to support our anticipated growth; (iii) the absence of a $3.2 million benefit in fiscal 2020 resulting from the favorable ruling in the prior fiscal year related to a legacy TCS intellectual property matter; (iv) incremental acquisition plan expenses; and (iv) other increased spending as a result of increased business activity assumed in fiscal 2020.

Despite the incurrence of $2.4 million of acquisition plan expenses and $0.2 million of estimated contract settlement costs in the first quarter of fiscal 2020 as well as an additional $2.4 million of such costs expected during the second quarter of fiscal 2020, our fiscal 2020 GAAP consolidated operating income (in dollars) is anticipated to be higher than the $41.4 million we achieved in fiscal 2019, and as a percentage of consolidated net sales, to approximate 7.0% as compared to the 6.2% we achieved in fiscal 2019.

Interest Expense and Other. Interest expense was $1.8 million and $2.7 million for the three months ended October 31, 2019 and 2018, respectively. The amount for the three months ended October 31, 2019 primarily relates to our new Credit Facility. The amount for the three months ended October 31, 2018 primarily relates to our Prior Credit Facility. Our effective interest rate (including amortization of deferred financing costs) in the three months ended October 31, 2019 was approximately 4.7%.

Looking forward, we expect our fiscal 2020 interest expense rate to approximate 4.6% and total interest expense to approximate $7.5 million. Our current and expected fiscal 2020 cash borrowing rate (which excludes the amortization of deferred financing costs) is approximately 4.0%.

Write-off of Deferred Financing Costs. In connection with the establishment of our new Credit Facility in the three months ended October 31, 2018, we wrote-off $3.2 million of deferred financing costs which primarily related to the term loan portion of our Prior Credit Facility. See "Notes to Condensed Consolidated Financial Statements - Note (11) - Credit Facility" for further information. There was no comparable charge in the three months ended October 31, 2019.

Interest (Income) and Other. Interest (income) and other for both the three months ended October 31, 2019 and 2018 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Index

Provision for (Benefit from) Income Taxes. The provision for income taxes during the three months ended October 31, 2019 was $1.1 million as compared to a benefit from income taxes of $2.1 million for the three months ended October 31, 2018. Our effective tax rate (excluding discrete tax items) for the three months ended October 31, 2019 was 23.0% as compared to 22.75% for the three months ended October 31, 2018. The increase from 22.75% to 23.0% is primarily due to expected product and geographical mix changes reflected in our Business Outlook for Fiscal 2020.

During the three months ended October 31, 2019, we recorded a net discrete tax benefit of $0.6 million, primarily related to discrete tax benefits for stock-based awards that were settled during the quarter. During the three months ended October 31, 2018, we recorded a net discrete tax benefit of $2.4 million, primarily related to (i) the favorable resolution of the IRS audit of our fiscal 2016 federal income tax return, and (ii) discrete tax benefits for stock-based awards that were settled during the quarter.

Our federal income tax returns for fiscal 2017 and 2018 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2015 are subject to audit. TCS's federal income tax return for the tax period from January 1, 2016 to February 23, 2016, the date we acquired TCS, is subject to potential future IRS audit. None of TCS's state income tax returns prior to calendar year 2015 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Income. During the three months ended October 31, 2019, consolidated net income was $6.4 million as compared to $3.5 million during the three months ended October 31, 2018.

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the three months ended October 31, 2019 and 2018 are shown in the table below (numbers in the table may not foot due to rounding):

	Three months ended October 31,
	2019	2018	2019	2018	2019	2018	2019	2018
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$9.9	7.0	7.1	6.6	(10.6)	(10.1)	$6.4	3.5
Provision for (benefit from) income taxes	—	—	—	—	1.1	(2.1)	1.1	(2.1)
Interest (income) and other	(0.1)	0.1	—	—	—	—	(0.1)	0.1
Write-off of deferred financing costs	—	—	—	—	—	3.2	—	3.2
Interest expense	—	—	—	—	1.8	2.6	1.8	2.7
Amortization of stock-based compensation	—	—	—	—	0.9	1.0	0.9	1.0
Amortization of intangibles	4.4	3.4	0.8	0.8	—	—	5.2	4.3
Depreciation	2.2	2.2	0.3	0.4	0.1	0.2	2.7	2.9
Estimated contract settlement costs	0.2	—	—	—	—	—	0.2	—
Acquisition plan expenses	—	—	—	—	2.4	1.1	2.4	1.1
Facility exit costs	—	—	—	1.4	—	—	—	1.4
Adjusted EBITDA	$16.6	12.7	8.2	9.2	(4.3)	(4.0)	$20.6	18.0
Percentage of related net sales	17.6%	16.3%	10.8%	11.1%	NA	NA	12.1%	11.2%

The increase in consolidated Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, during the three months ended October 31, 2019 as compared to the three months ended October 31, 2018 is primarily attributable to higher consolidated net sales and operating income, as discussed above.

The increase in our Commercial Solutions segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, was primarily driven by significantly higher net sales, as discussed above.

The decrease in our Government Solutions segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, was primarily driven by lower net sales, as discussed above.

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

Looking forward, based on the mix and anticipated timing of shipments and performance related to orders currently in our backlog and the mix and timing of expected new orders and related sales, we are targeting consolidated Adjusted EBITDA (in dollars) to be higher in fiscal 2020 as compared to the $93.5 million we achieved in fiscal 2019. As a percentage of consolidated net sales, Adjusted EBITDA is expected to approximate 14.0% in fiscal 2020. If order flow remains strong and we are able to achieve all of our fiscal 2020 business goals, it is possible that our fiscal 2020 Adjusted EBITDA could be higher than our targeted amount.

A reconciliation of our fiscal 2019 GAAP Net Income to Adjusted EBITDA of $93.5 million is shown in the table below (numbers in the table may not foot due to rounding):

($ in millions)	Fiscal Year 2019
Reconciliation of GAAP Net Income to Adjusted EBITDA:
Net income	$25.0
Provision for income taxes	3.9
Interest income and other	—
Write-off of deferred financing costs	3.2
Interest expense	9.2
Amortization of stock-based compensation	11.4
Amortization of intangibles	18.3
Depreciation	11.9
Estimated contract settlement costs	6.4
Settlement of intellectual property litigation	(3.2)
Acquisition plan expenses	5.9
Facility exit costs	1.4
Adjusted EBITDA	$93.5

In addition, a reconciliation of our GAAP consolidated operating income, net income and net income per diluted share during the three months ended October 31, 2019 and 2018 to the corresponding non-GAAP measures are shown in the tables below (numbers and per share amounts in the table may not foot due to rounding):

	Three months ended October 31, 2019
($ in millions, except for per share amount)	Operating Income	Net Income	Net Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$9.3	$6.4	$0.26
Acquisition plan expenses	2.4	1.8	0.07
Estimated contract settlement costs	0.2	0.2	0.01
Net discrete tax benefit	—	(0.6)	(0.02)
Non-GAAP measures	$11.9	$7.8	$0.32

Index

	Three months ended October 31, 2018
($ in millions, except for per share amount)	Operating Income	Net Income	Net Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$7.3	$3.5	$0.14
Facility exit costs	1.4	1.1	0.04
Acquisition plan expenses	1.1	0.9	0.04
Write-off of deferred financing costs	—	2.5	0.10
Net discrete tax benefit	—	(2.4)	(0.10)
Non-GAAP measures	$9.8	$5.5	$0.22

Our Adjusted EBITDA is a Non-GAAP measure that represents earnings (loss) before income taxes, interest (income) and other, write-off of deferred financing costs, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, estimated contract settlement costs, settlement of intellectual property litigation, acquisition plan expenses, facility exit costs and strategic alternatives analysis expenses and other. Our definition of Adjusted EBITDA may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is also a measure frequently requested by our investors and analysts. We believe that investors and analysts may use Adjusted EBITDA, along with other information contained in our SEC filings, in assessing our performance and comparability of our results with other companies. Our Non-GAAP measures for consolidated operating income, net income and net income per diluted share reflect the GAAP measures as reported, adjusted for certain items as described. These Non-GAAP financial measures have limitations as an analytical tool as they exclude the financial impact of transactions necessary to conduct our business, such as the granting of equity compensation awards, and are not intended to be an alternative to financial measures prepared in accordance with GAAP. These measures are adjusted as described in the reconciliation of GAAP to Non-GAAP in the above tables, but these adjustments should not be construed as an inference that all of these adjustments or costs are unusual, infrequent or non-recurring. Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures determined in accordance with GAAP. Investors are advised to carefully review the GAAP financial results that are disclosed in our SEC filings. We have not quantitatively reconciled our fiscal 2020 Adjusted EBITDA target to the most directly comparable GAAP measure because items such as stock-based compensation, adjustments to the provision for income taxes, amortization of intangibles and interest expense, which are specific items that impact these measures, have not yet occurred, are out of our control, or cannot be predicted. For example, quantification of stock-based compensation expense requires inputs such as the number of shares granted and market price that are not currently ascertainable. Accordingly, reconciliations to the Non-GAAP forward looking metrics are not available without unreasonable effort and such unavailable reconciling items could significantly impact our financial results.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased $1.3 million from $45.6 million at July 31, 2019 to $46.9 million at October 31, 2019. The increase in cash and cash equivalents during the three months ended October 31, 2019 was driven by the following:

•
Net cash provided by operating activities was $5.4 million for the three months ended October 31, 2019 as compared to net cash used in operating activities of $14.1 million for the three months ended October 31, 2018. The period-over-period increase in cash flow from operating activities reflects overall changes in net working capital requirements, principally the timing of shipments, billings and payments.

•
Net cash used in investing activities for the three months ended October 31, 2019 was $1.3 million as compared to $1.6 million for the three months ended October 31, 2018. Both of these amounts primarily represented expenditures relating to ongoing equipment upgrades and enhancements.

•
Net cash used in financing activities was $2.9 million for the three months ended October 31, 2019 as compared to net cash provided by financing activities of $15.2 million for the three months ended October 31, 2018. During the three months ended October 31, 2018, we entered into a new Credit Facility and repaid in full the outstanding borrowings under our Prior Credit Facility. During the three months ended October 31, 2019, we had net borrowings under our Credit Facility of $4.0 million. During the three months ended October 31, 2019 and 2018, we paid $2.7 million and $2.6 million, respectively, in cash dividends to our stockholders. We also made $4.6 million and $5.0 million of payments to remit employees' statutory tax withholding requirements related to the net settlement of stock-based awards during the three months ended October 31, 2019 and 2018, respectively.

Index

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

As of October 31, 2019, our material short-term cash requirements primarily consist of: (i) interest payments under our Credit Facility; (ii) payments related to lease commitments; (iii) our ongoing working capital needs, including income tax payments; and (iv) payment of accrued quarterly dividends. Also, in November 2019, we entered into an agreement to acquire UHP and its sister company (together, "UHP") for a purchase price of approximately $40.0 million, of which we anticipate $5.0 million to be paid in Comtech common stock with the remaining balance payable in cash. The purchase agreement also provides an earn-out up to an additional $10.0 million payable, at our election, in cash and or shares of Comtech common stock, if certain agreed upon sales milestones are reached in the twelve-month period following the completion of the acquisition. We expect to use existing cash and cash equivalents and increased borrowings under our Credit Facility to complete the UHP acquisition.

In December 2018, we filed a $400.0 million shelf registration statement with the SEC for the sale of various types of securities, including debt. The shelf registration statement was declared effective by the SEC as of December 14, 2018.

As of October 31, 2019 and December 4, 2019, we were authorized to repurchase up to an additional $8.7 million of our common stock, pursuant to our current $100.0 million stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. There were no repurchases of our common stock during the three months ended October 31, 2019 and 2018.

On September 24, 2019, our Board of Directors declared a dividend of $0.10 per common share, which was paid on November 15, 2019. On December 4, 2019, our Board of Directors declared a dividend of $0.10 per common share, payable on February 14, 2020 to stockholders of record at the close of business on January 15, 2020. Future dividends remain subject to compliance with financial covenants under our Credit Facility, as amended, as well as Board approval.

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

The Credit Facility provides a senior secured loan facility of up to $550.0 million consisting of: (i) a revolving loan facility ("Revolving Loan Facility") with a borrowing limit of $300.0 million; (ii) an accordion feature allowing us to borrow up to an additional $250.0 million; (iii) a $35.0 million letter of credit sublimit; and (iv) a swingline loan credit sublimit of $25.0 million.

Index

The Credit Facility matures on October 31, 2023 (the "Revolving Maturity Date"). If we issue new unsecured debt in excess of $5.0 million with a maturity date that is less than 91 days from October 31, 2023, the Revolving Maturity Date would automatically accelerate so that it would be 91 days earlier than the maturity date of the new unsecured debt.

The proceeds of the Credit Facility were used, in part, to repay in full the outstanding borrowings under the Prior Credit Facility, and additional proceeds of the Credit Facility are expected to be used by us for working capital and other general corporate purposes. As of October 31, 2019, the amount outstanding under our Credit Facility was $169.0 million, which is reflected in the non-current portion of long-term debt on our Condensed Consolidated Balance Sheet. At October 31, 2019, we had $2.6 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During the three months ended October 31, 2019, we had outstanding balances under the Credit Facility ranging from $142.0 million to $169.0 million.

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

As of October 31, 2019, our Secured Leverage Ratio was 1.75x TTM Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of October 31, 2019 was 13.07x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA. Given our expected future business performance, we anticipate maintaining compliance with the terms and financial covenants in our Credit Facility for the foreseeable future.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of October 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Index

COMMITMENTS

In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of October 31, 2019, will materially adversely affect our liquidity.

At October 31, 2019, cash payments due under long-term obligations (including estimated interest expense on our Credit Facility), excluding purchase orders that we entered into in our normal course of business, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	Remainder of 2020	2021 and 2022	2023 and 2024	After 2024
Credit Facility - principal payments	$169,000	—	—	169,000	—
Credit Facility - interest payments	29,428	5,595	14,674	9,159	—
Operating lease liabilities	40,800	8,192	16,006	10,047	6,555
Finance lease and other obligations	588	588	—	—	—
Contractual cash obligations	$239,816	14,375	30,680	188,206	6,555

As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (11) - Credit Facility," our Credit Facility provides a senior secured loan facility of up to $550.0 million consisting of: (i) a revolving loan facility ("Revolving Loan Facility") with a borrowing limit of $300.0 million; (ii) an accordion feature allowing us to borrow up to an additional $250.0 million; (iii) a $35.0 million letter of credit sublimit; and (iv) a swingline loan credit sublimit of $25.0 million. The Credit Facility matures on October 31, 2023 (the "Revolving Maturity Date"). In addition, if we issue new unsecured debt in excess of $5.0 million with a maturity date that is less than 91 days from October 31, 2023, the Revolving Maturity Date would automatically accelerate so that it would be 91 days earlier than the maturity date of the new unsecured debt.

As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (18) - Stockholders’ Equity," on December 4, 2019, our Board of Directors declared a dividend of $0.10 per common share, payable on February 14, 2020 to stockholders of record at the close of business on January 15, 2020. Future dividends remain subject to compliance with financial covenants under our Credit Facility, as amended, as well as Board approval.

At October 31, 2019, we have approximately $2.6 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts. Such amounts are not included in the above table.

In fiscal 2018, we entered into a full and final warranty settlement with AT&T, the largest customer/distributor of a small product line that we refer to as the TCS 911 call handling software solution. As discussed in "Notes to Condensed Consolidated Financial Statements - Note (9) - Accrued Expenses and Other Current Liabilities," pursuant to the settlement agreement, we issued thirty-six credits to AT&T of $0.2 million which AT&T can apply on a monthly basis to purchases of solutions from us, beginning October 2017 through September 2020. As of October 31, 2019, the total present value of these monthly credits is $1.6 million, all of which is included in our current accrued warranty obligations on our Condensed Consolidated Balance Sheet. Such amount is not shown in the above commitment table.

As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (2) - Acquisitions," in November 2019, we entered into an agreement to acquire UHP for a total purchase price payable at closing of approximately $40.0 million, of which we anticipate $5.0 million to be paid in Comtech common stock with the remaining balance payable in cash. The purchase agreement also provides an earn-out up to an additional $10.0 million payable, at our election, in cash and or shares of Comtech common stock, if certain agreed upon sales milestones are reached in the twelve-month period following closing. The transaction is subject to customary closing conditions and is expected to occur late in the second half of our fiscal 2020. We expect to fund a significant portion of the UHP purchase price in cash. Such amount is not shown in the above commitment table.

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

Our Condensed Consolidated Balance Sheet as of October 31, 2019 includes total liabilities of $7.8 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

As further discussed in "Notes to Condensed Consolidated Financial Statements - Note (3) - Adoption of Accounting Standards and Updates," during the three months ended October 31, 2019, we adopted:

•	FASB ASU No. 2016-02 - Leases (Topic 842). See "Notes to Condensed Consolidated Financial Statements - Note (12) - Leases" for further information.

•
FASB ASU No. 2017-11, which provides guidance on the accounting for certain financial instruments with embedded features that result in the strike price of the instrument or embedded conversion option being reduced on the basis of the pricing of future equity offerings (commonly referred to as "down round" features). On August 1, 2019, we adopted this ASU. Our adoption did not have any impact on our condensed consolidated financial statements and disclosures, as we did not have any financial instruments with such "down round" features.

•
FASB ASU No. 2017-12, which expands and refines hedge accounting for both non-financial and financial risk components and simplifies and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. On August 1, 2019, we adopted this ASU. Our adoption did not have any impact on our condensed consolidated financial statements and disclosures, as we are not a party to any such hedging transactions.

•
FASB ASU No. 2018-07, which expands the scope of Topic 718 to include certain share-based payment transactions for acquiring goods and services from nonemployees. On August 1, 2019, we adopted this ASU. Our adoption did not have any impact on our condensed consolidated financial statements and disclosures, as we did not have any outstanding share-based awards with nonemployees that required remeasurement.

•
FASB ASU No. 2018-16, which expands the list of eligible U.S. benchmark interest rates permitted in the application of hedge accounting due to broad concerns about the long-term sustainability of the LIBO Rate. This ASU adds the Overnight Index Swap ("OIS") rate, based on the Secured Overnight Financing Rate ("SOFR"), as an eligible U.S. benchmark interest rate. On August 1, 2019, we adopted this ASU. Our adoption did not have any impact on our condensed consolidated financial statements and disclosures, as we are not a party to any such hedging transactions.

Index

In addition, the following FASB ASUs have been issued and incorporated into the FASB ASC and have not yet been adopted by us as of October 31, 2019:

•
FASB ASU No. 2016-13 issued in June 2016 and ASU No. 2018-19 issued in November 2018, which require the measurement of expected credit losses for financial assets held at the reporting date to be based on historical experience, current conditions and reasonable and supportable forecasts. In April 2019, FASB ASU No. 2019-04 was issued to provide clarification guidance in the following areas: (i) accrued interest; (ii) recoveries; (iii) projections of the interest rate environment; (iv) consideration of prepayments; and (v) other topics. In May 2019, FASB ASU No. 2019-05 was issued to provide entities with an option to irrevocably elect the fair value option applied on an instrument by instrument basis for eligible instruments. In November 2019, FASB ASU No. 2019-11 was issued to provide clarification guidance in the following areas: (i) expected recoveries for purchased financial assets with credit deterioration; (ii) transition relief for troubled debt restructurings; (iii) disclosures related to accrued interest receivables; (iv) financial assets secured by collateral maintenance provisions; and (v) conforming amendment to subtopic 805-20. These ASUs are effective for fiscal years beginning after December 15, 2019 (our fiscal year beginning on August 1, 2020), including interim periods within those fiscal years. All entities may adopt the amendments in this ASU earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Except for a prospective transition approach required for debt securities for which an other-than-temporary impairment had been recognized before the effective date, an entity will apply the amendments in this ASU through a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, on a modified-retrospective approach). We are evaluating the impact of this ASU on our condensed consolidated financial statements and disclosures.

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

•
FASB ASU No. 2018-17, issued in October 2018, which requires entities to consider indirect interests held through related parties under common control on a proportional basis, rather than as the equivalent of a direct interest in its entirety when determining whether a decision-making fee is a variable interest. This ASU is effective for fiscal years beginning after December 15, 2019 (our fiscal year beginning on August 1, 2020) and for interim periods therein, with early adoption permitted. We are evaluating the impact of this ASU on our condensed consolidated financial statements and disclosures; however, we do not expect the adoption to have any effect given that we currently do not have any indirect interests held through related parties under common control.

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

Index

•
FASB ASU No. 2019-08, issued in November 2019, which requires that an entity measure and classify share based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date fair value of the share based payment award. his ASU is effective for fiscal years beginning after December 15, 2019 (our fiscal year beginning on August 1, 2020) and interim periods therein. We are evaluating the impact of this ASU on our condensed consolidated financial statements and disclosures; however, we do not expect the adoption to have any effect given that we have not historically issued such share based awards to customers.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from borrowings under our Credit Facility. Based on the amount of outstanding debt under our Credit Facility, a hypothetical change in interest rates by 10% would change interest expense by approximately $0.6 million over a one-year period. Although we do not currently use interest rate derivative instruments to manage exposure to interest rate changes, we may choose to do so in the future in connection with our Credit Facility.

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of October 31, 2019, we had cash and cash equivalents of $46.9 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of October 31, 2019, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended July 31, 2019.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 6.    Exhibits

Exhibit 10.1 - Retirement and Transition Agreement

Exhibit 10.2 - Consulting Agreement

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	December 4, 2019	By: /s/ Fred Kornberg
Fred Kornberg
Chairman of the Board
Chief Executive Officer and President
(Principal Executive Officer)

Date:	December 4, 2019	By: /s/ Michael A. Bondi
Michael A. Bondi
Chief Financial Officer
(Principal Financial and Accounting Officer)