Form 10-Q
period 2020-01-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2020-03-04
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2020

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
Yes               No
As of February 28, 2020, the number of outstanding shares of Common Stock, par value $0.10 per share, of the registrant was 24,719,404 shares.

Index

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2020	July 31, 2019
Assets
Current assets:
Cash and cash equivalents	$46,471,000	45,576,000
Accounts receivable, net	147,983,000	145,032,000
Inventories, net	74,064,000	74,839,000
Prepaid expenses and other current assets	21,052,000	14,867,000
Total current assets	289,570,000	280,314,000
Property, plant and equipment, net	27,390,000	28,026,000
Operating lease right-of-use assets, net	33,062,000	—
Goodwill	328,476,000	310,489,000
Intangibles with finite lives, net	264,255,000	261,890,000
Deferred financing costs, net	2,759,000	3,128,000
Other assets, net	4,430,000	3,864,000
Total assets	$949,942,000	887,711,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,250,000	24,330,000
Accrued expenses and other current liabilities	84,511,000	78,584,000
Operating lease liabilities, current	9,259,000	—
Finance lease and other obligations, current	464,000	757,000
Dividends payable	2,432,000	2,406,000
Contract liabilities	38,929,000	38,682,000
Interest payable	325,000	588,000
Total current liabilities	163,170,000	145,347,000
Non-current portion of long-term debt	158,000,000	165,000,000
Operating lease liabilities, non-current	26,431,000	—
Income taxes payable	2,874,000	325,000
Deferred tax liability, net	18,758,000	12,481,000
Long-term contract liabilities	12,458,000	10,654,000
Other liabilities	17,048,000	18,822,000
Total liabilities	398,739,000	352,629,000
Commitments and contingencies (See Note 19)
Stockholders’ equity:
Preferred stock, par value $0.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $0.10 per share; authorized 100,000,000 shares; issued 39,752,559 shares and 39,276,161 shares at January 31, 2020 and July 31, 2019, respectively	3,975,000	3,928,000
Additional paid-in capital	563,834,000	552,670,000
Retained earnings	425,243,000	420,333,000
	993,052,000	976,931,000
Less:
Treasury stock, at cost (15,033,317 shares at January 31, 2020 and July 31, 2019)	(441,849,000)	(441,849,000)
Total stockholders’ equity	551,203,000	535,082,000
Total liabilities and stockholders’ equity	$949,942,000	887,711,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended January 31,		Six months ended January 31,

	2020	2019	2020	2019
Net sales	$161,654,000	164,133,000	$331,921,000	324,977,000
Cost of sales	101,052,000	102,888,000	207,752,000	205,963,000
Gross profit	60,602,000	61,245,000	124,169,000	119,014,000

Expenses:
Selling, general and administrative	29,374,000	31,987,000	61,225,000	63,834,000
Research and development	13,740,000	13,983,000	28,601,000	27,193,000
Amortization of intangibles	5,229,000	4,288,000	10,435,000	8,577,000
Settlement of intellectual property litigation	—	(3,204,000)	—	(3,204,000)
Acquisition plan expenses	6,025,000	1,778,000	8,414,000	2,908,000
	54,368,000	48,832,000	108,675,000	99,308,000

Operating income	6,234,000	12,413,000	15,494,000	19,706,000

Other expenses:
Interest expense	1,616,000	2,267,000	3,420,000	4,936,000
Write-off of deferred financing costs	—	—	—	3,217,000
Interest (income) and other	6,000	(51,000)	(71,000)	15,000

Income before provision for income taxes	4,612,000	10,197,000	12,145,000	11,538,000
Provision for income taxes	1,117,000	2,371,000	2,262,000	244,000

Net income	$3,495,000	7,826,000	$9,883,000	11,294,000
Net income per share (See Note 6):
Basic	$0.14	0.33	$0.40	0.47
Diluted	$0.14	0.32	$0.40	0.47

Weighted average number of common shares outstanding – basic	24,659,000	24,034,000	24,607,000	24,017,000

Weighted average number of common and common equivalent shares outstanding – diluted	25,058,000	24,168,000	24,904,000	24,245,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three months ended January 31, 2020 and 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of October 31, 2018	38,938,844	$3,894,000	$537,852,000	$406,199,000	15,033,317	$(441,849,000)	$506,096,000
Equity-classified stock award compensation	—	—	1,191,000	—	—	—	1,191,000
Proceeds from issuance of employee stock purchase plan shares	11,337	1,000	234,000	—	—	—	235,000
Net settlement of stock-based awards	366	—	(4,000)	—	—	—	(4,000)
Cash dividends declared, net ($0.10 per share)	—	—	—	(2,383,000)	—	—	(2,383,000)
Accrual of dividend equivalents, net of reversal ($0.10 per share)	—	—	—	(84,000)	—	—	(84,000)
Net income	—	—	—	7,826,000	—	—	7,826,000
Balance as of January 31, 2019	38,950,547	$3,895,000	$539,273,000	$411,558,000	15,033,317	$(441,849,000)	$512,877,000

Balance as of October 31, 2019	39,402,226	$3,940,000	$551,316,000	$424,237,000	15,033,317	$(441,849,000)	$537,644,000
Equity-classified stock award compensation	—	—	1,238,000	—	—	—	1,238,000
Proceeds from exercises of stock options	6,100	1,000	161,000	—	—	—	162,000
Proceeds from issuance of employee stock purchase plan shares	9,875	1,000	263,000	—	—	—	264,000
Forfeiture of restricted stock	(12,652)	(1,000)	1,000	—	—	—	—
Net settlement of stock-based awards	23,506	2,000	(688,000)	—	—	—	(686,000)
Common stock issued for acquisition of CGC Technology Limited ("CGC")	323,504	32,000	11,543,000				11,575,000
Cash dividends declared ($0.10 per share)	—	—	—	(2,432,000)	—	—	(2,432,000)
Accrual of dividend equivalents, net ($0.10 per share)	—	—	—	(57,000)	—	—	(57,000)
Net income	—	—	—	3,495,000	—	—	3,495,000
Balance as of January 31, 2020	39,752,559	$3,975,000	$563,834,000	$425,243,000	15,033,317	$(441,849,000)	$551,203,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Six months ended January 31, 2020 and 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2018	38,860,571	$3,886,000	$538,453,000	$405,194,000	15,033,317	$(441,849,000)	$505,684,000
Equity-classified stock award compensation	—	—	2,237,000	—	—	—	2,237,000
Proceeds from exercises of stock options	6,100	1,000	173,000	—	—	—	174,000
Proceeds from issuance of employee stock purchase plan shares	20,198	2,000	474,000	—	—	—	476,000
Issuance of restricted stock	10,386	1,000	(1,000)	—	—	—	—
Net settlement of stock-based awards	53,292	5,000	(2,063,000)	—	—	—	(2,058,000)
Cash dividends declared, net ($0.20 per share)	—	—	—	(4,764,000)	—	—	(4,764,000)
Accrual of dividend equivalents, net of reversal ($0.20 per share)	—	—	—	(166,000)	—	—	(166,000)
Net income	—	—	—	11,294,000	—	—	11,294,000
Balance as of January 31, 2019	38,950,547	$3,895,000	$539,273,000	$411,558,000	15,033,317	$(441,849,000)	$512,877,000

Balance as of July 31, 2019	39,276,161	$3,928,000	$552,670,000	$420,333,000	15,033,317	$(441,849,000)	$535,082,000
Equity-classified stock award compensation	—	—	2,117,000	—	—	—	2,117,000
Proceeds from exercises of stock options	16,700	2,000	466,000	—	—	—	468,000
Proceeds from issuance of employee stock purchase plan shares	20,010	2,000	508,000	—	—	—	510,000
Issuance of restricted stock, net	8,858	1,000	(1,000)	—	—	—	—
Net settlement of stock-based awards	107,326	10,000	(3,469,000)	—	—	—	(3,459,000)
Common stock issued for acquisition of CGC	323,504	32,000	11,543,000	—	—	—	11,575,000
Cash dividends declared ($0.20 per share)	—	—	—	(4,860,000)	—	—	(4,860,000)
Accrual of dividend equivalents, net ($0.20 per share)	—	—	—	(113,000)	—	—	(113,000)
Net income	—	—	—	9,883,000	—	—	9,883,000
Balance as of January 31, 2020	39,752,559	$3,975,000	$563,834,000	$425,243,000	15,033,317	$(441,849,000)	$551,203,000

See accompanying notes to condensed consolidated financial statements. (Continued)

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended January 31,
	2020	2019
Cash flows from operating activities:
Net income	$9,883,000	11,294,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	5,372,000	5,700,000
Amortization of intangible assets with finite lives	10,435,000	8,577,000
Amortization of stock-based compensation	2,117,000	2,237,000
Amortization of deferred financing costs	369,000	732,000
Estimated contract settlement costs	(32,000)	3,886,000
Write-off of deferred financing costs	—	3,217,000
Settlement of intellectual property litigation	—	(3,204,000)
Change in other liabilities	(2,067,000)	—
Loss on disposal of property, plant and equipment	17,000	40,000
(Benefit from) provision for allowance for doubtful accounts	(626,000)	487,000
Provision for excess and obsolete inventory	932,000	1,749,000
Deferred income tax expense	2,912,000	2,594,000
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(220,000)	3,229,000
Inventories	98,000	(14,068,000)
Prepaid expenses and other current assets	(2,049,000)	1,568,000
Other assets	(197,000)	107,000
Accounts payable	2,270,000	(14,693,000)
Accrued expenses and other current liabilities	3,418,000	3,282,000
Contract liabilities	2,119,000	(857,000)
Other liabilities, non-current	32,000	275,000
Interest payable	(245,000)	177,000
Income taxes payable	(3,271,000)	(3,291,000)
Net cash provided by operating activities	31,267,000	13,038,000
Cash flows from investing activities:
Payment for acquisition of CGC, net of cash acquired	(11,165,000)	—
Purchases of property, plant and equipment	(2,508,000)	(4,181,000)
Net cash used in investing activities	(13,673,000)	(4,181,000)
Cash flows from financing activities:
Net (payments) borrowings of long-term debt under Credit Facility	(7,000,000)	174,500,000
Net payments under Revolving Loan portion of Prior Credit Facility	—	(48,603,000)
Repayment of debt under Term Loan portion of Prior Credit Facility	—	(120,121,000)
Remittance of employees' statutory tax withholdings for stock awards	(5,246,000)	(5,021,000)
Cash dividends paid	(5,120,000)	(4,998,000)
Payment of deferred financing costs	—	(1,808,000)
Repayment of principal amounts under finance lease and other obligations	(311,000)	(863,000)
Proceeds from issuance of employee stock purchase plan shares	510,000	476,000
Payment of shelf registration costs	—	(80,000)
Proceeds from exercises of stock options	468,000	174,000
Net cash used in financing activities	(16,699,000)	(6,344,000)
Net increase in cash and cash equivalents	895,000	2,513,000
Cash and cash equivalents at beginning of period	45,576,000	43,484,000
Cash and cash equivalents at end of period	$46,471,000	45,997,000
See accompanying notes to condensed consolidated financial statements. (Continued)

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)
	Six months ended January 31,
	2020	2019
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$3,202,000	3,844,000
Income taxes, net	$2,624,000	941,000

Non-cash investing and financing activities:
Reclass of finance lease right-of-use assets to property, plant and equipment	$698,000	—
Cash dividends declared but unpaid (including dividend equivalents)	$2,545,000	2,548,000
Accrued additions to property, plant and equipment	$787,000	963,000
Common stock issued for acquisition of CGC	$11,575,000	—
Deferred payment of CGC purchase price	$750,000	—
Accrued shelf registration costs	$—	68,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and its subsidiaries ("Comtech," "we," "us," or "our") as of and for the three and six months ended January 31, 2020 and 2019 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The following table summarizes the final fair value of the assets acquired and liabilities assumed in connection with the Solacom acquisition:

	Purchase Price Allocation (1)
Settled in cash	$27,328,000
Settled in common stock issued by Comtech	5,606,000
Aggregate purchase price at fair value	$32,934,000
Allocation of aggregate purchase price:
Cash and cash equivalents	$1,445,000
Current assets	9,897,000
Property, plant and equipment	777,000
Deferred tax assets	5,478,000
Accrued warranty obligations	(1,431,000)
Current liabilities	(4,477,000)
Contract liabilities, non-current	(1,604,000)
Net tangible assets at fair value	$10,085,000
Identifiable intangibles, deferred taxes and goodwill:		Estimated Useful Lives
Technology	$6,779,000	10 years
Customer relationships	7,007,000	20 years
Trade name	1,828,000	20 years
Deferred tax liabilities	(4,153,000)
Goodwill	11,388,000	Indefinite
Allocation of aggregate purchase price	$32,934,000
(1) As reported in the Company's Quarterly Report on Form 10-Q for the three months ended October 31, 2019.

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

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in connection with the acquisition of the GD NG-911 business:

	Purchase Price Allocation (1)	Measurement Period Adjustments	Purchase Price Allocation (as adjusted)
Aggregate purchase price at fair value	$10,000,000	—	$10,000,000
Allocation of aggregate purchase price:
Current assets	$4,640,000	—	$4,640,000
Property, plant and equipment	646,000	—	646,000
Deferred tax assets	3,376,000	(3,173,000)	203,000
Accrued warranty obligations	(5,000,000)	—	(5,000,000)
Current liabilities	(3,094,000)	—	(3,094,000)
Net tangible assets at preliminary fair value	$568,000	(3,173,000)	$(2,605,000)
Identifiable intangibles, deferred taxes and goodwill:				Estimated Useful Lives
Customer relationships	$20,300,000	—	$20,300,000	10 years
Technology	3,500,000	—	3,500,000	15 years
Other liabilities	(21,700,000)	—	(21,700,000)
Deferred tax liabilities	(518,000)	518,000	—
Goodwill	7,850,000	2,655,000	10,505,000	Indefinite
Allocation of aggregate purchase price	$10,000,000	—	$10,000,000

(1) As reported in the Company's Quarterly Report on Form 10-Q for the three months ended October 31, 2019.

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

Among the factors contributing to the recognition of goodwill, as a component of the purchase price allocation, were synergies in solution offerings and the addition of a skilled, assembled workforce. We currently estimate that approximately $10,505,000 of goodwill resulting from the acquisition will be tax deductible. This goodwill has been assigned to our Commercial Solutions segment based on specific identification.

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

CGC Technology Limited

On January 27, 2020, we completed the acquisition of CGC Technology Limited ("CGC"), a privately held company located in the United Kingdom, pursuant to the Share Purchase Agreement, dated as of January 27, 2020. CGC is a leading provider of high precision full motion fixed and mobile X/Y satellite tracking antennas, reflectors, radomes and other ground station equipment around the world. The acquisition of CGC brought established relationships with several top-tier European aerospace companies and other government entities, and we expect CGC to participate in the anticipated growth in the number of low Earth orbit ("LEO") and medium Earth orbit ("MEO") satellite constellations.

The acquisition has a preliminary purchase price for accounting purposes of $23,650,000, of which $12,075,000 was payable in cash and $11,575,000 was payable by the issuance of 323,504 shares of Comtech’s common stock at a volume weighted average stock price of $35.78. The fair value of consideration transferred in connection with this acquisition was $22,740,000, which was net of $160,000 of cash acquired and $750,000 payable by us upon the first anniversary of the closing of the transaction, subject to certain conditions. The preliminary purchase price for accounting purposes is subject to finalization.

We are accounting for the acquisition of CGC under the acquisition method of accounting in accordance with FASB ASC 805, "Business Combinations." The purchase price was allocated to the assets acquired and liabilities assumed, based on their preliminary fair value as of January 27, 2020, pursuant to the business combination accounting rules. Acquisition plan expenses were not included as a component of consideration transferred and were expensed in the period incurred. Our condensed consolidated statements of operations for the three and six months ended January 31, 2020 include a nominal amount of revenue contribution from CGC. Pro forma financial information is not disclosed, as the acquisition is not material.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in connection with the CGC acquisition:

	Purchase Price Allocation
Payable in cash	$12,075,000
Payable in common stock issued by Comtech	11,575,000
Preliminary purchase price at fair value	$23,650,000
Preliminary allocation of aggregate purchase price:
Cash and cash equivalents	$160,000
Current assets	3,336,000
Property, plant and equipment	1,457,000
Operating lease assets	924,000
Deferred tax assets, non-current	588,000
Accrued warranty obligations	(1,000,000)
Current liabilities	(7,060,000)
Non-current liabilities	(1,329,000)
Net tangible liabilities at preliminary fair value	$(2,924,000)
Identifiable intangibles, deferred taxes and goodwill:		Estimated Useful Lives
Technology	$5,000,000	20 years
Customer relationships	7,000,000	15 years
Trade name	800,000	5 years
Deferred tax liabilities	(2,176,000)
Goodwill	15,950,000	Indefinite
Preliminary allocation of aggregate purchase price	$23,650,000

The acquired identifiable intangible assets are being amortized on a straight-line basis, which we believe approximates the pattern in which the assets are utilized over their estimated useful lives. The preliminary fair value of customer relationships (which include acquired backlog) was primarily based on the value of the discounted cash flows that the related intangible asset could be expected to generate in the future. The preliminary fair value of technology and trade name was based on the discounted capitalization of royalty expense saved because we now own the assets. Among the factors contributing to the recognition of goodwill, as a component of the preliminary purchase price allocation, were synergies in products and technologies and the addition of a skilled, assembled workforce. This goodwill has been assigned to our Government Solutions segment based on specific identification and is generally not deductible for income tax purposes.

The allocation of the preliminary purchase price shown in the above table was based upon a preliminary valuation and estimates and assumptions that are subject to change within the purchase price allocation period, generally one year from the acquisition date. The primary areas of the purchase price allocation not yet finalized include the purchase price (due to potential indemnification obligations of the seller under the Share Purchase Agreement), a final assessment of assets acquired and liabilities assumed, including intangible assets and their remaining useful lives, accrued warranty obligations, income taxes and residual goodwill.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

UHP Networks Inc.

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

Gilat Satellite Networks Ltd.

On January 29, 2020, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Gilat Satellite Networks Ltd. ("Gilat"), a worldwide leader in satellite networking technology, solutions and services with market leading positions in the satellite ground station and in-flight connectivity solutions markets and deep expertise in operating large network infrastructures.

Under the terms of the Merger Agreement, Comtech will acquire Gilat by way of a merger of Comtech's newly formed subsidiary with and into Gilat, with Gilat surviving the merger as a wholly-owned subsidiary of Comtech. Pursuant to the Merger Agreement, each Gilat ordinary share will be converted into the right to receive consideration of  (i) $7.18 in cash, without interest, plus (ii) 0.08425 of a share of Comtech common stock, with cash payable in lieu of fractional shares. Based on such consideration, on January 29, 2020, the date we entered into the Merger Agreement, Gilat had an enterprise value of approximately $532,500,000.

During the twelve months ended December 31, 2019, Gilat reported revenue of $263,492,000 with GAAP operating income of $25,572,000. As of December 31, 2019, Gilat had approximately $74,778,000 of unrestricted cash and cash equivalents and debt of approximately $8,096,000. We expect to fund the cash portion of the acquisition by redeploying a portion of both our and Gilat's unrestricted cash and cash equivalents, with the remaining funds provided by a new $800,000,000 secured credit facility, which is discussed further in Note (11) - "Credit Facility."

In connection with the acquisition of Gilat, we expect to incur transaction related expenses including certain compensatory and other merger related payments, professional fees and debt related costs. We preliminarily estimate that these expenses will approximate $28,640,000, some of which were expensed as of January 31, 2020, others to be expensed upon closing, and others to be expensed over time following the closing or capitalized in accordance with purchase accounting rules. Pursuant to accounting rules, the acquisition is expected to result in a material increase in annual amortization expense related to intangibles and possible other fair value adjustments.

The transaction is subject to customary closing conditions, including the approval of Gilat shareholders and expiration of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976.

(3)    Adoption of Accounting Standards and Updates

We are required to prepare our condensed consolidated financial statements in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") which is the source for all authoritative U.S. generally accepted accounting principles, which is commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs"). During the six months ended January 31, 2020, we adopted:

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

•
Point in time - When a performance obligation is not satisfied over time, we must record revenue using the point in time accounting method which generally results in revenue being recognized upon shipment or delivery of a promised good or service to a customer. This generally occurs when we enter into short-term contracts or purchase orders where items are provided to customers with relatively quick turn-around times. Modifications to such contracts and or purchase orders, which typically provide for additional quantities or services, are accounted for as a new contract because the pricing for these additional quantities or services are based on standalone selling prices.

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

	Three months ended January 31,		Six months ended January 31,
	2020	2019	2020	2019
United States
U.S. government	41.5%	45.2%	41.2%	44.7%
Domestic	36.6%	32.0%	36.3%	31.7%
Total United States	78.1%	77.2%	77.5%	76.4%
International	21.9%	22.8%	22.5%	23.6%
Total	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Except for the U.S. government, there were no customers that represented more than 10.0% of consolidated net sales during the three and six months ended January 31, 2020. Included in domestic sales, are sales to Verizon Communications Inc. ("Verizon"). Sales to Verizon were 10.1% of consolidated net sales for the three months ended January 31, 2019. International sales include sales to U.S. domestic companies for inclusion in products that are sold to international customers. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10.0% of consolidated net sales for the three and six months ended January 31, 2020 and 2019.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The following tables summarize our disaggregation of revenue consistent with information reviewed by our chief operating decision-maker ("CODM") for the three and six months ended January 31, 2020 and 2019. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors which impact our business:

	Three months ended January 31, 2020			Six months ended January 31, 2020
	Commercial Solutions	Government Solutions	Total	Commercial Solutions	Government Solutions	Total
Geographical region and customer type
U.S. government	$17,189,000	$49,900,000	$67,089,000	$33,937,000	102,673,000	$136,610,000
Domestic	54,003,000	5,233,000	59,236,000	107,357,000	13,274,000	120,631,000
Total United States	71,192,000	55,133,000	126,325,000	141,294,000	115,947,000	257,241,000
International	24,930,000	10,399,000	35,329,000	49,142,000	25,538,000	74,680,000
Total	$96,122,000	65,532,000	$161,654,000	$190,436,000	141,485,000	$331,921,000
Contract type
Firm fixed price	$95,094,000	38,875,000	$133,969,000	$187,765,000	89,598,000	$277,363,000
Cost reimbursable	1,028,000	26,657,000	27,685,000	2,671,000	51,887,000	54,558,000
Total	$96,122,000	65,532,000	$161,654,000	$190,436,000	141,485,000	$331,921,000
Transfer of control
Point in time	$43,011,000	28,675,000	$71,686,000	$80,734,000	66,460,000	$147,194,000
Over time	53,111,000	36,857,000	89,968,000	109,702,000	75,025,000	184,727,000
Total	$96,122,000	65,532,000	$161,654,000	$190,436,000	141,485,000	$331,921,000

	Three months ended January 31, 2019			Six months ended January 31, 2019
	Commercial Solutions	Government Solutions	Total	Commercial Solutions	Government Solutions	Total
Geographical region and customer type
U.S. government	$20,911,000	$53,389,000	$74,300,000	$35,131,000	110,213,000	$145,344,000
Domestic	43,693,000	8,761,000	52,454,000	85,930,000	17,035,000	102,965,000
Total United States	64,604,000	62,150,000	126,754,000	121,061,000	127,248,000	248,309,000

International	22,131,000	15,248,000	37,379,000	43,647,000	33,021,000	76,668,000
Total	$86,735,000	77,398,000	$164,133,000	$164,708,000	160,269,000	$324,977,000
Contract type
Firm fixed price	$85,567,000	57,017,000	$142,584,000	$161,857,000	120,628,000	$282,485,000
Cost reimbursable	1,168,000	20,381,000	21,549,000	2,851,000	39,641,000	42,492,000
Total	$86,735,000	77,398,000	$164,133,000	$164,708,000	160,269,000	$324,977,000
Transfer of control
Point in time	$46,031,000	45,182,000	$91,213,000	$83,976,000	97,805,000	$181,781,000
Over time	40,704,000	32,216,000	72,920,000	80,732,000	62,464,000	143,196,000
Total	$86,735,000	77,398,000	$164,133,000	$164,708,000	160,269,000	$324,977,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on our Condensed Consolidated Balance Sheet. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. For certain contracts with provisions that are intended to protect customers in the event we do not satisfy our performance obligations, billings occur subsequent to revenue recognition, resulting in unbilled receivables. Under ASC 606, unbilled receivables constitute contract assets. There were no material impairment losses recognized on contract assets during the six months ended January 31, 2020 and 2019, respectively. On large long-term contracts, and for contracts with international customers that do not do business with us regularly, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract. Under the typical payment terms for our contracts accounted for at a point in time, costs are accumulated in inventory until the time of billing, which generally coincides with revenue recognition. Of the contract liability balance at July 31, 2019 and August 1, 2018, $26,665,000 and $24,606,000 was recognized as revenue during the six months ended January 31, 2020 and 2019, respectively.

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

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under indefinite delivery / indefinite quantity ("IDIQ") contracts. As of January 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $638,278,000 (which represents the amount of our consolidated backlog). We estimate that a substantial portion of our remaining performance obligations at January 31, 2020 will be completed and recognized as revenue during the next twenty-four month period, with the rest thereafter. During the three and six months ended January 31, 2020, revenue recognized from performance obligations satisfied, or partially satisfied, in previous periods (for example due to changes in the transaction price) was not material.

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

As of January 31, 2020 and July 31, 2019, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

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

There were no repurchases of our common stock during the three or six months ended January 31, 2020 or 2019. See Note (18) - "Stockholders’ Equity" for more information.

Weighted average stock options, RSUs and restricted stock outstanding of 1,678,000 for the three months ended January 31, 2019 and 178,000 and 609,000 for the six months ended January 31, 2020 and 2019, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 203,000 and 245,000 weighted average performance shares outstanding for the three months ended January 31, 2020 and 2019, respectively, and 196,000 and 240,000 for the six months ended January 31, 2020 and 2019, respectively, as the performance conditions have not yet been satisfied. However, net income (the numerator) for EPS calculations for each respective period, is reduced by the compensation expense related to these awards.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended January 31,		Six months ended January 31,
	2020	2019	2020	2019
Numerator:
Net income for basic calculation	$3,495,000	7,826,000	$9,883,000	11,294,000
Numerator for diluted calculation	$3,495,000	7,826,000	$9,883,000	11,294,000

Denominator:
Denominator for basic calculation	24,659,000	24,034,000	24,607,000	24,017,000
Effect of dilutive securities:
Stock-based awards	399,000	134,000	297,000	228,000
Denominator for diluted calculation	25,058,000	24,168,000	24,904,000	24,245,000

(7)    Accounts Receivable

Accounts receivable consist of the following at:

	January 31, 2020	July 31, 2019
Receivables from commercial and international customers	$77,080,000	85,556,000
Unbilled receivables from commercial and international customers	23,795,000	20,469,000
Receivables from the U.S. government and its agencies	45,008,000	38,856,000
Unbilled receivables from the U.S. government and its agencies	3,202,000	2,018,000
Total accounts receivable	149,085,000	146,899,000
Less allowance for doubtful accounts	1,102,000	1,867,000
Accounts receivable, net	$147,983,000	145,032,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Unbilled receivables as of January 31, 2020 relate to contracts-in-progress for which revenue has been recognized, but for which we have not yet earned the right to bill the customer for work performed to date. Under ASC 606, unbilled receivables constitute contract assets. Management estimates that substantially all amounts not yet billed at January 31, 2020 will be billed and collected within one year.

As of January 31, 2020 and July 31, 2019, except for the U.S. government (and its agencies), which represented 32.3% and 27.8%, respectively, of total accounts receivable, there were no other customers which accounted for greater than 10.0% of total accounts receivable.

(8)    Inventories

Inventories consist of the following at:

	January 31, 2020	July 31, 2019
Raw materials and components	$56,100,000	53,959,000
Work-in-process and finished goods	37,875,000	40,576,000
Total inventories	93,975,000	94,535,000
Less reserve for excess and obsolete inventories	19,911,000	19,696,000
Inventories, net	$74,064,000	74,839,000

As of January 31, 2020 and July 31, 2019, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $5,753,000 and $4,053,000, respectively, and the amount of inventory related to contracts from third-party commercial customers who outsource their manufacturing to us was $1,425,000 and $1,513,000, respectively.

(9)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	January 31, 2020	July 31, 2019
Accrued wages and benefits	$25,050,000	23,295,000
Accrued contract costs	12,500,000	15,007,000
Accrued warranty obligations	16,728,000	15,968,000
Accrued legal costs	2,843,000	2,835,000
Accrued commissions and royalties	4,694,000	5,114,000
Other	22,696,000	16,365,000
Accrued expenses and other current liabilities	$84,511,000	78,584,000

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

Accrued warranty obligations as of January 31, 2020 relate to estimated liabilities for assurance-type warranty coverage that we provide to our customers. We generally provide warranty coverage for some of our products for a period of at least one year from the date of delivery. We record a liability for estimated warranty expense based on historical claims, product failure rates, consideration of contractual obligations, future costs to resolve software issues and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Changes in our accrued warranty obligations during the six months ended January 31, 2020 and 2019 were as follows:

	Six months ended January 31,
	2020	2019
Balance at beginning of period	$15,968,000	11,738,000
Reclass to contract liabilities (see below)	—	(1,679,000)
Provision for warranty obligations	1,937,000	1,738,000
Additions (in connection with CGC acquisition)	1,000,000	—
Charges incurred	(2,479,000)	(3,066,000)
Warranty settlement and reclass (see below)	302,000	845,000
Balance at end of period	$16,728,000	9,576,000

On August 1, 2018, in connection with our adoption of ASC 606, $1,679,000 of accrued warranty obligations presented in the above table were reclassified to contract liabilities, as they represented deferred revenue related to service-type warranty performance obligations.

Our current accrued warranty obligations at January 31, 2020 and July 31, 2019 include $3,094,000 and $3,999,000, respectively, of warranty obligations for a small product line that we refer to as the TCS 911 call handling software solution. This solution was licensed to customers prior to our acquisition of TeleCommunication Systems, Inc. ("TCS"). During the fiscal year ended July 31, 2018, we entered into a full and final warranty settlement with AT&T, the largest customer/distributor of this product line, pursuant to which we issued thirty-six credits to AT&T of $153,000 which AT&T can apply on a monthly basis to purchases of solutions from us, beginning October 2017 through September 2020. As of January 31, 2020, the total present value of these monthly credits is $1,184,000, all of which is included in our current accrued warranty obligations on our Condensed Consolidated Balance Sheet.

In connection with our acquisition of Solacom, the GD NG-911 business and CGC, we assumed warranty obligations related to certain contracts acquired. See Note (2) - "Acquisitions" for further information pertaining to these acquisitions.

(10)	Cost Reduction Actions

During the three months ended October 31, 2018, we took steps to improve our future operating results and successfully consolidated our Government Solutions segment’s manufacturing facility located in Tampa, Florida with another facility that we maintain in Orlando, Florida. In doing so, during the six months ended January 31, 2019, we recorded $1,373,000 of facility exit costs in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations. As discussed further in Note (12) - "Leases," on August 1, 2019, we adopted Topic 842 and, as required by the new standard, reclassified $568,000 of estimated facility exit costs to the current portion of operating lease liabilities.

During the second quarter of fiscal 2019, we began an evaluation and repositioning of our public safety and location technologies solutions in order to focus on providing higher margin solution offerings. To date, we have ceased offering certain solutions, have worked with customers to wind-down certain legacy contracts and have not renewed certain contracts. In connection with this evaluation and repositioning, we recorded estimated contract settlement costs of $3,886,000 during the three and six months ended January 31, 2019, in our Commercial Solutions segment. During the three and six months ended January 31, 2020, we recorded benefits of $262,000 and $32,000, respectively, as we finalized certain aspects of our prior estimates.

(11)    Credit Facility

On October 31, 2018, we entered into a First Amended and Restated Credit Agreement (the "Credit Facility") with a syndicate of lenders, replacing our prior Credit Agreement dated as of February 23, 2016 (as amended by that certain First Amendment, dated as of June 6, 2017 (the "Prior Credit Facility")). In connection with the establishment of our Credit Facility, during the three months ended October 31, 2018, we wrote-off $3,217,000 of deferred financing costs primarily related to the Term Loan Facility portion of our Prior Credit Facility and capitalized deferred financing costs of $1,813,000 related to the Credit Facility.

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

The proceeds of the Credit Facility were used, in part, to repay in full the outstanding borrowings under the Prior Credit Facility, and additional proceeds of the Credit Facility are expected to be used by us for working capital and other general corporate purposes. As of January 31, 2020, the amount outstanding under our Credit Facility was $158,000,000, which is reflected in the non-current portion of long-term debt on our Condensed Consolidated Balance Sheet. At January 31, 2020, we had $2,630,000 of standby letters of credit outstanding under our Credit Facility related to guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During the six months ended January 31, 2020, we had outstanding balances under the Credit Facility ranging from $137,000,000 to $169,000,000.

As of January 31, 2020, total net deferred financing costs related to the Credit Facility were $2,759,000 and are being amortized over the term of our Credit Facility through October 31, 2023.

Interest expense related to our Credit Facility, including amortization of deferred financing costs, recorded during the three months ended January 31, 2020 and 2019 was $1,572,000 and $2,171,000, respectively. Interest expense related to our credit facilities, including amortization of deferred financing costs, recorded during the six months ended January 31, 2020 and 2019 was $3,325,000 and $4,713,000, respectively. The amount for the six months ended January 31, 2019 relates to both our Prior Credit Facility and our existing Credit Facility. Our blended interest rate approximated 4.33% and 5.08%, respectively, for the three months ended January 31, 2020 and 2019, and approximated 4.51% and 5.54%, respectively, for the six months ended January 31, 2020 and 2019.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

As of January 31, 2020, our Secured Leverage Ratio was 1.60x TTM Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of January 31, 2020 was 14.51x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA. Given our expected future business performance, we anticipate maintaining compliance with the terms and financial covenants in our Credit Facility for the foreseeable future.

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

As discussed in "Note (2) - Acquisitions," in connection with the Merger Agreement with Gilat, we entered into an $800,000,000 commitment letter with major banking partners for a new secured credit facility (the "Gilat Acquisition Related Credit Facility"), the terms of which are expected to be finalized on or prior to the closing of the merger. The Gilat Acquisition Related Credit Facility is expected to replace our existing Credit Facility.

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

Certain of our facility lease agreements (which are classified as operating leases) contain rent holidays or rent escalation clauses. For rent holidays and rent escalation clauses during the lease term, we record rental expense on a straight-line basis over the term of the lease. As of January 31, 2020, none of our leases contained a residual value guarantee and covenants included in our lease agreements are customary for the types of facilities and equipment being leased.

The components of lease expense are as follows:

	Three months ended January 31, 2020	Six months ended January 31, 2020
Finance lease expense:
Amortization of ROU assets	$44,000	$152,000
Interest on lease liabilities	1,000	3,000
Operating lease expense	2,699,000	5,336,000
Short-term lease expense	878,000	1,741,000
Variable lease expense	1,016,000	2,009,000
Sublease income	—	—
Total lease expense	$4,638,000	$9,241,000

Additional information related to leases is as follows:

Six months ended January 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases - Operating cash outflows	$5,725,000
Finance leases - Operating cash outflows	3,000
Finance leases - Financing cash outflows	300,000
ROU assets obtained in the exchange for lease liabilities:
Operating leases	$1,823,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The following table is a reconciliation of future cash flows relating to operating lease liabilities presented on our Condensed Consolidated Balance Sheet as of January 31, 2020:

Operating
Remaining portion of fiscal 2020	$5,647,000
Fiscal 2021	9,138,000
Fiscal 2022	7,738,000
Fiscal 2023	5,987,000
Fiscal 2024	4,170,000
Thereafter	6,533,000
Total future undiscounted cash flows	39,213,000
Less: Present value discount	3,523,000
Lease liabilities	$35,690,000

Weighted-average remaining lease terms (in years)	4.69
Weighted-average discount rate	4.04%

We lease our Melville, New York production facility from a partnership controlled by our CEO and Chairman. Lease payments made during the six months ended January 31, 2020 were $322,000. The current lease provides for our use of the premises as they exist through December 2021 with an option for an additional ten years. The annual rent of the facility for calendar year 2020 is $657,000 and is subject to customary adjustments. We have a right of first refusal in the event of a sale of the facility.

As of January 31, 2020, we do not have any rental commitments that have not commenced.

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
*Not applicable for operating leases

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(13)    Income Taxes

At January 31, 2020 and July 31, 2019, total unrecognized tax benefits were $8,114,000 and $7,215,000, respectively, including interest of $51,000 and $12,000, respectively. At January 31, 2020 and July 31, 2019, $2,874,000 and $325,000, respectively, of our unrecognized tax benefits were recorded as non-current income taxes payable on our Condensed Consolidated Balance Sheets. The remaining unrecognized tax benefits of $5,240,000 and $6,890,000 at January 31, 2020 and July 31, 2019, respectively, were presented as an offset to the associated non-current deferred tax assets on our Condensed Consolidated Balance Sheets. Of the total unrecognized tax benefits, $7,498,000 and $6,670,000, at January 31, 2020 and July 31, 2019, respectively, net of the reversal of the federal benefit recognized as a deferred tax asset relating to state reserves, would favorably impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our condensed consolidated financial statements. We do not expect that there will be any significant changes to our total unrecognized tax benefits within the next twelve months.

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

As of January 31, 2020, the aggregate number of shares of common stock which may be issued, pursuant to the Plan, may not exceed 10,962,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and employee purchases under the ESPP with the issuance of new shares of our common stock.

As of January 31, 2020, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 8,721,796 shares (net of 4,033,241 expired and canceled awards), of which an aggregate of 6,520,739 have been exercised or settled.

As of January 31, 2020, the following stock-based awards, by award type, were outstanding:

January 31, 2020
Stock options	1,269,865
Performance shares	217,839
RSUs and restricted stock	473,673
Share units	239,680
Total	2,201,057

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Our ESPP provides for the issuance of up to 1,050,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance. Through January 31, 2020, we have cumulatively issued 807,061 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended January 31,		Six months ended January 31,
	2020	2019	2020	2019
Cost of sales	$60,000	60,000	$119,000	118,000
Selling, general and administrative expenses	1,094,000	1,051,000	1,837,000	1,956,000
Research and development expenses	84,000	80,000	161,000	163,000
Stock-based compensation expense before income tax benefit	1,238,000	1,191,000	2,117,000	2,237,000
Estimated income tax benefit	(271,000)	(260,000)	(460,000)	(488,000)
Net stock-based compensation expense	$967,000	931,000	$1,657,000	1,749,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At January 31, 2020, unrecognized stock-based compensation of $10,792,000, net of estimated forfeitures of $955,000, is expected to be recognized over a weighted average period of 3.1 years. Total stock-based compensation capitalized and included in ending inventory at both January 31, 2020 and July 31, 2019 was $48,000. There are no liability-classified stock-based awards outstanding as of January 31, 2020 or July 31, 2019.

Stock-based compensation expense (benefit), by award type, is summarized as follows:

	Three months ended January 31,		Six months ended January 31,
	2020	2019	2020	2019
Stock options	$82,000	181,000	$164,000	352,000
Performance shares	421,000	386,000	773,000	792,000
RSUs and restricted stock	675,000	568,000	1,373,000	1,115,000
ESPP	60,000	56,000	117,000	108,000
Share units	—	—	(310,000)	(130,000)
Stock-based compensation expense before income tax benefit	1,238,000	1,191,000	2,117,000	2,237,000
Estimated income tax benefit	(271,000)	(260,000)	(460,000)	(488,000)
Net stock-based compensation expense	$967,000	931,000	$1,657,000	1,749,000

ESPP stock-based compensation expense primarily relates to the 15% discount offered to participants in the ESPP. During the six months ended January 31, 2020 and 2019, we recorded benefits of $310,000 and $130,000, respectively, which primarily represents the recoupment of certain share units.

The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability on our Condensed Consolidated Balance Sheet as of January 31, 2020 and July 31, 2019. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Stock Options

The following table summarizes the Plan's activity during the six months ended January 31, 2020:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2019	1,555,555	$28.72
Exercised	(51,460)	28.45
Expired/canceled	(800)	27.35
Outstanding at October 31, 2019	1,503,295	28.73
Expired/canceled	(100)	28.35
Exercised	(233,330)	28.90
Outstanding at January 31, 2020	1,269,865	$28.70	3.33	$1,418,000

Exercisable at January 31, 2020	1,200,435	$28.81	3.20	$1,281,000

Vested and expected to vest at January 31, 2020	1,251,302	$28.73	3.29	$1,384,000

Stock options outstanding as of January 31, 2020 have exercise prices ranging from $20.90 - $33.94, representing the fair market value of our common stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years. The total intrinsic value relating to stock options exercised during the three and six months ended January 31, 2020 was $1,559,000 and $1,864,000, respectively. There were no stock options exercised during the three months ended January 31, 2019. The total intrinsic value relating to stock options exercised during the six months ended January 31, 2019 was $561,000.

During the six months ended January 31, 2020 and 2019, at the election of certain holders of vested stock options, 268,090 and 72,830, respectively, of stock options were net settled upon exercise. As a result, 27,902 and 9,345 shares of our common stock were issued during the six months ended January 31, 2020 and 2019, respectively, net of shares retained to satisfy the exercise price and minimum statutory tax withholding requirements.

Performance Shares, RSUs, Restricted Stock and Share Unit Awards

The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2019	954,676	$22.40
Granted	219,425	27.69
Settled	(199,466)	16.80
Forfeited	(41,080)	21.00
Outstanding at October 31, 2019	933,555	24.91
Settled	(527)	11.40
Forfeited	(1,836)	23.95
Outstanding at January 31, 2020	931,192	$24.92	$26,921,000

Vested at January 31, 2020	328,791	$24.92	$9,505,000

Vested and expected to vest at January 31, 2020	892,950	$25.04	$25,815,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The total intrinsic value relating to fully-vested awards settled during the three and six months ended January 31, 2020 was $19,000 and $5,825,000, respectively. The total intrinsic value relating to fully-vested awards settled during the three and six months ended January 31, 2019 was $14,000 and $4,224,000, respectively.

The performance shares granted to employees since fiscal 2014 principally vest over a three-year performance period, if pre-established performance goals are attained or as specified pursuant to the Plan and related agreements. As of January 31, 2020, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level.

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

Share units granted prior to July 31, 2017 were vested when issued and are convertible into shares of our common stock, generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain circumstances. Share units granted on or after July 31, 2017 were granted to certain employees in lieu of non-equity incentive compensation and are convertible into shares of our common stock on the one-year anniversary of the respective grant date. Cumulatively through January 31, 2020, 431,142 share units granted have been settled.

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

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of settlement of the underlying award. During the three and six months ended January 31, 2020, we accrued $57,000 and $113,000, respectively, of dividend equivalents (net of forfeitures) and paid out $1,000 and $286,000, respectively. Accrued dividend equivalents were recorded as a reduction to retained earnings. As of January 31, 2020 and July 31, 2019, accrued dividend equivalents were $604,000 and $777,000, respectively.

With respect to the actual settlement of stock-based awards for income tax reporting, during the three and six months ended January 31, 2020, we recorded a $141,000 income tax expense and a $471,000 income tax benefit, respectively, and during the three and six months ended January 31, 2019, we recorded a $4,000 income tax expense and a $453,000 income tax benefit, respectively. Such income tax expense generally relates to the reversal of deferred tax assets associated with expired and unexercised stock-based awards and any net income tax shortfalls upon settlement. Such income tax benefit generally relates to any net excess income tax benefits upon settlement.

(15)    Segment Information

Reportable operating segments are determined based on Comtech’s management approach. The management approach, as defined by FASB ASC 280 "Segment Reporting" is based on the way that the CODM organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. Our CODM, for purposes of FASB ASC 280, is our Chief Executive Officer.

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
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Operating segment information, along with a reconciliation of segment net income (loss) and consolidated net income to Adjusted EBITDA is presented in the tables below:

	Three months ended January 31, 2020
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$96,122,000	65,532,000	—	$161,654,000
Operating income (loss)	$12,619,000	5,003,000	(11,388,000)	$6,234,000

Net income (loss)	$12,702,000	5,016,000	(14,223,000)	$3,495,000
(Benefit from) provision for income taxes	(112,000)	—	1,229,000	1,117,000
Interest (income) and other	20,000	(13,000)	(1,000)	6,000
Interest expense	9,000	—	1,607,000	1,616,000
Amortization of stock-based compensation	—	—	1,238,000	1,238,000
Amortization of intangibles	4,362,000	867,000	—	5,229,000
Depreciation	2,183,000	312,000	226,000	2,721,000
Estimated contract settlement costs	(262,000)	—	—	(262,000)
Acquisition plan expenses	—	—	6,025,000	6,025,000
Adjusted EBITDA	$18,902,000	6,182,000	(3,899,000)	$21,185,000

Purchases of property, plant and equipment	$915,000	201,000	142,000	$1,258,000
Long-lived assets acquired in connection with the acquisition of CGC	$—	31,131,000	—	$31,131,000
Total assets at January 31, 2020	$672,336,000	233,221,000	44,385,000	$949,942,000

	Three months ended January 31, 2019
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$86,735,000	77,398,000	—	$164,133,000
Operating income (loss)	$8,758,000	7,783,000	(4,128,000)	$12,413,000

Net income (loss)	$8,725,000	7,822,000	(8,721,000)	$7,826,000
Provision for income taxes	43,000	—	2,328,000	2,371,000
Interest (income) and other	(29,000)	(44,000)	22,000	(51,000)
Interest expense	19,000	5,000	2,243,000	2,267,000
Amortization of stock-based compensation	—	—	1,191,000	1,191,000
Amortization of intangibles	3,444,000	844,000	—	4,288,000
Depreciation	2,296,000	367,000	186,000	2,849,000
Estimated contract settlement costs	3,886,000	—	—	3,886,000
Settlement of intellectual property litigation	—	—	(3,204,000)	(3,204,000)
Acquisition plan expenses	—	—	1,778,000	1,778,000
Adjusted EBITDA	$18,384,000	8,994,000	(4,177,000)	$23,201,000

Purchases of property, plant and equipment	$1,971,000	432,000	133,000	$2,536,000
Total assets at January 31, 2019	$594,992,000	210,120,000	38,215,000	$843,327,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Six months ended January 31, 2020
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$190,436,000	141,485,000	—	$331,921,000
Operating income (loss)	$22,460,000	12,086,000	(19,052,000)	$15,494,000

Net income (loss)	$22,569,000	12,111,000	(24,797,000)	$9,883,000
(Benefit from) provision for income taxes	(99,000)	—	2,361,000	2,262,000
Interest (income) and other	(27,000)	(26,000)	(18,000)	(71,000)
Interest expense	17,000	1,000	3,402,000	3,420,000
Amortization of stock-based compensation	—	—	2,117,000	2,117,000
Amortization of intangibles	8,724,000	1,711,000	—	10,435,000
Depreciation	4,379,000	625,000	368,000	5,372,000
Estimated contract settlement costs	(32,000)	—	—	(32,000)
Acquisition plan expenses	—	—	8,414,000	8,414,000
Adjusted EBITDA	$35,531,000	14,422,000	(8,153,000)	$41,800,000

Purchases of property, plant and equipment	$1,915,000	425,000	168,000	$2,508,000
Long-lived assets acquired in connection with the acquisition of CGC	$—	31,131,000	—	$31,131,000
Total assets at January 31, 2020	$672,336,000	233,221,000	44,385,000	$949,942,000

	Six months ended January 31, 2019
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$164,708,000	160,269,000	—	$324,977,000
Operating income (loss)	$15,816,000	14,427,000	(10,537,000)	$19,706,000

Net income (loss)	$15,697,000	14,432,000	(18,835,000)	$11,294,000
Provision for income taxes	55,000	—	189,000	244,000
Interest (income) and other	23,000	(12,000)	4,000	15,000
Write-off of deferred financing costs	—	—	3,217,000	3,217,000
Interest expense	41,000	7,000	4,888,000	4,936,000
Amortization of stock-based compensation	—	—	2,237,000	2,237,000
Amortization of intangibles	6,889,000	1,688,000	—	8,577,000
Depreciation	4,524,000	746,000	430,000	5,700,000
Estimated contract settlement costs	3,886,000	—	—	3,886,000
Settlement of intellectual property litigation	—	—	(3,204,000)	(3,204,000)
Acquisition plan expenses	—	—	2,908,000	2,908,000
Facility exit costs	—	1,373,000	—	1,373,000
Adjusted EBITDA	$31,115,000	18,234,000	(8,166,000)	$41,183,000

Purchases of property, plant and equipment	$2,863,000	1,061,000	257,000	$4,181,000
Total assets at January 31, 2019	$594,992,000	210,120,000	38,215,000	$843,327,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Unallocated expenses result from corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs and also includes all of our amortization of stock-based compensation. During the three months ended January 31, 2020 and 2019, unallocated expenses also include $6,025,000 and $1,778,000 of acquisition plan expenses, respectively. During the six months ended January 31, 2020 and 2019, unallocated expenses also include $8,414,000 and $2,908,000 of acquisition plan expenses, respectively. In addition, offsetting unallocated expenses for the three and six months ended January 31, 2019 is a $3,204,000 benefit as a result of a favorable ruling issued by the U.S. Court of Appeals for the Federal Circuit related to a legacy TCS intellectual property matter.

Interest expense in the tables above relate to our Prior Credit Facility and Credit Facility, and includes the amortization of deferred financing costs. In addition, during the six months ended January 31, 2019, we recorded a $3,217,000 loss from the write-off of deferred financing costs primarily related to the Term Loan Facility portion of our Prior Credit Facility. See Note (11) - "Credit Facility" for further discussion.

Intersegment sales for the three months ended January 31, 2020 and 2019 by the Commercial Solutions segment to the Government Solutions segment were $1,862,000 and $4,562,000, respectively. Intersegment sales for the six months ended January 31, 2020 and 2019 by the Commercial Solutions segment to the Government Solutions segment were $3,761,000 and $13,102,000, respectively. There were nominal sales by the Government Solutions segment to the Commercial Solutions segment for these periods. All intersegment sales are eliminated in consolidation and are excluded from the tables above.

Unallocated assets at January 31, 2020 consist principally of cash and cash equivalents, income taxes receivable, corporate property, plant and equipment and deferred financing costs. Substantially all of our long-lived assets are located in the U.S.

(16)    Goodwill

The following table represents goodwill by reportable operating segment, including the changes in the net carrying value of goodwill during the six months ended January 31, 2020:

	Commercial Solutions	Government Solutions	Total
Balance as of July 31, 2019	$251,296,000	59,193,000	$310,489,000
Change resulting from Solacom acquisition	(420,000)	—	(420,000)
Change resulting from the GD NG-911 acquisition	2,457,000	—	2,457,000
Change resulting from CGC acquisition	—	15,950,000	15,950,000
Balance as of January 31, 2020	$253,333,000	75,143,000	$328,476,000

As discussed further in Note (2) -"Acquisitions," the goodwill resulting from the acquisition of CGC was based upon a valuation and estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the acquisition date).

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(17)    Intangible Assets

Intangible assets with finite lives are as follows:

	As of January 31, 2020
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.5	$282,934,000	72,909,000	$210,025,000
Technologies	13.7	97,649,000	62,377,000	35,272,000
Trademarks and other	16.6	32,726,000	13,768,000	18,958,000
Total		$413,309,000	149,054,000	$264,255,000

	As of July 31, 2019
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.5	$276,834,000	66,484,000	$210,350,000
Technologies	12.7	92,649,000	59,522,000	33,127,000
Trademarks and other	16.7	31,026,000	12,613,000	18,413,000
Total		$400,509,000	138,619,000	$261,890,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the three months ended January 31, 2020 and 2019 was $5,229,000 and $4,288,000, respectively. Amortization expense for the six months ended January 31, 2020 and 2019 was $10,435,000 and $8,577,000, respectively.

The estimated amortization expense consists of the following for the fiscal years ending July 31:

2020	$21,557,000
2021	20,770,000
2022	19,091,000
2023	19,091,000
2024	18,399,000

We review net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. No such event has occurred during the six months ended January 31, 2020. We believe that the carrying values of our net intangible assets were recoverable as of January 31, 2020. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

(18)    Stockholders’ Equity

Sale of Common Stock
In December 2018, we filed a $400,000,000 shelf registration statement with the SEC for the sale of various types of securities, including debt. The shelf registration was declared effective by the SEC as of December 14, 2018. To date, we have not issued any securities pursuant to our $400,000,000 shelf registration statement.

Stock Repurchase Program
As of January 31, 2020 and March 4, 2020, we were authorized to repurchase up to an additional $8,664,000 of our common stock, pursuant to our current $100,000,000 stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. There were no repurchases made during the three or six months ended January 31, 2020 or 2019.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Dividends
Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount that was established by our Board of Directors. On September 24, 2019 and December 4, 2019, our Board of Directors declared a dividend of $0.10 per common share, which were paid on November 15, 2019 and February 14, 2020, respectively. On March 4, 2020, our Board of Directors declared a dividend of $0.10 per common share, payable on May 15, 2020 to stockholders of record at the close of business on April 15, 2020.

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

In connection with these outages, the TCS Legacy Customer informed us that it believed certain communication failover redundancies promised to it by former senior management of TCS were never completed and had originally demanded that we refund to it all amounts previously paid to us under the contract, which through January 31, 2020 exceeded $14,000,000. In response to such claim, we engaged legal counsel to review the claims made by our customer.

In September 2019, the customer filed a lawsuit in the Sixth Judicial Circuit Court of the State of South Dakota alleging, among other things, our failure to provide them with certain system redundancies. We believe that TCS has complied with its contractual requirements, that the customer's allegations are baseless, and that it is not entitled to a return of any amounts previously paid to us under the contract. Our contract to provide services to this customer expired in December 2019 and the amount of annual revenue we generated from this customer is immaterial.

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

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include, among other things: the risk that the acquisitions of Gilat Satellite Networks Ltd. ("Gilat") and UHP Networks Inc. and its sister company (together, "UHP") may not be consummated for reasons including that the conditions precedent to the completion of these acquisitions may not be satisfied or the occurrence of any event, change or circumstance could give rise to the termination of the agreements; the risk that the regulatory approvals will not be obtained; the possibility that the expected synergies from recent or pending acquisitions will not be fully realized, or will not be realized within the anticipated time periods; the risk that acquired businesses will not be integrated with Comtech successfully; the possibility of disruption from recent or pending acquisitions, making it more difficult to maintain business and operational relationships or retain key personnel; the risk that Comtech will be unsuccessful in implementing a tactical shift in its Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for its niche products with higher margins; the risks associated with Comtech's evaluation and repositioning of its location technologies solutions offering in its Commercial Solutions segment; the nature and timing of our receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements, including the risks associated with Comtech's launch of its HeightsTM Network Platform ("HEIGHTS"); changing customer demands and or procurement strategies; changes in prevailing economic and political conditions; changes in the price of oil in global markets; changes in foreign currency exchange rates; risks associated with Comtech's legal proceedings, customer claims for indemnification, and other similar matters; risks associated with our obligations under our Credit Facility; risks associated with our large contracts; the impact of H.R.1, also known as the Tax Cut and Jobs Act, which was enacted in December 2017 in the U.S.; and other factors described in this and our other filings with the Securities and Exchange Commission ("SEC").

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

Index

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

•
Point in time - When a performance obligation is not satisfied over time, we must record revenue using the point in time accounting method which generally results in revenue being recognized upon shipment or delivery of a promised good or service to a customer. This generally occurs when we enter into short-term contracts or purchase orders where items are provided to customers with relatively quick turn-around times. Modifications to such contracts and or purchase orders, which typically provide for additional quantities or services, are accounted for as a new contract because the pricing for these additional quantities or services are based on standalone selling prices.

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

Impairment of Goodwill and Other Intangible Assets. As of January 31, 2020, total goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $328.5 million (of which $253.3 million relates to our Commercial Solutions segment and $75.2 million relates to our Government Solutions segment). Additionally, as of January 31, 2020, net intangibles recorded on our Condensed Consolidated Balance Sheet aggregated $264.3 million (of which $214.8 million relates to our Commercial Solutions segment and $49.5 million relates to our Government Solutions segment). Each of our two operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

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

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2020 (the start of our fiscal 2021). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangible assets with finite lives when an event occurs indicating the potential for impairment. We believe that the carrying values of our net intangible assets were recoverable as of January 31, 2020. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

Accounting for Income Taxes. Our deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and applying enacted tax rates expected to be in effect for the year in which we expect the differences to reverse. Our provision for income taxes is based on domestic (including federal and state) and international statutory income tax rates in the tax jurisdictions where we operate, permanent differences between financial reporting and tax reporting and available credits and incentives. We recognize potential interest and penalties related to uncertain tax positions in income tax expense. The U.S. federal government is our most significant income tax jurisdiction.

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

Index

Business Outlook for Fiscal 2020

Our operating results for the second quarter were solid, with strong performance on the bottom line. Despite the sudden and unexpected deterioration in macroeconomic and business conditions caused by the coronavirus, Comtech performed admirably well and we continue to track a number of large strategic orders that bode well for our future. During the second quarter, we generated consolidated:

•	Net sales of $161.7 million;

•	Operating income of $6.2 million (or $12.0 million excluding $6.0 million of acquisition plan expenses and a $0.3 million benefit due to the reversal of certain estimated contract settlement costs);

•
Net income of $3.5 million (or $8.0 million excluding acquisition plan expenses of $4.6 million (net of tax), a $0.2 million benefit due to the reversal of certain estimated contract settlement costs (net of tax) and a net discrete tax expense of $0.1 million);

•	Cash flows from operating activities of $31.3 million; and

•	Adjusted EBITDA (a Non-GAAP financial measure discussed below) of $21.2 million.
We achieved a consolidated book-to-bill ratio (a measure defined as bookings divided by net sales) of 0.94 and finished the second quarter with consolidated backlog of $638.3 million and are targeting to achieve a fiscal 2020 book-to-bill ratio in excess of 1.0. Our backlog (sometimes referred to herein as orders or bookings) is more fully defined in our most recent Annual Report on Form 10-K and the total value of multi-year contracts that we have received is substantially higher than our reported backlog. As of January 31, 2020, our cash and cash equivalents were $46.5 million and total debt outstanding under our Credit Facility was $158.0 million.

Recent developments in our business include:

•
In November 2019, the U.S. government announced that our teaming partner on a U.S. Marine Corps troposcatter opportunity was awarded a 10-year $325.0 million indefinite delivery/indefinite quantity ("IDIQ") contract to provide 172 next-generation troposcatter systems and related services. In January 2020, our teaming partner, Cubic, awarded us a 10-year, $211.0 million IDIQ contract to provide these next generation troposcatter systems, with initial funding received to-date of $13.4 million. We believe this multi-year opportunity validates Comtech’s market leading troposcatter technologies and expertise and bodes well for the future, as we continue to see strong demand for these products.

•
In late January 2020, we announced the completion of our acquisition of CGC Technology Limited ("CGC") for approximately $23.7 million. CGC is a leading provider of high precision full motion fixed and mobile X/Y satellite tracking antennas, reflectors, radomes and other ground station equipment around the world. With significant growth in low Earth orbit ("LEO") and medium Earth orbit ("MEO") satellite constellations expected, the acquisition adds another growth dynamic to Comtech and brings established relationships with several top-tier European aerospace companies and other government entities.

•
On January 29, 2020, we announced our highly strategic acquisition of Gilat Satellite Networks Ltd. ("Gilat") in a cash and stock transaction, with an enterprise value as of that date of $532.5 million. Each Gilat ordinary share will be converted into the right to receive consideration of $7.18 in cash, without interest, plus 0.08425 of a share of Comtech common stock, with cash payable in lieu of fractional shares. Gilat is a worldwide leader in satellite networking technology, solutions and services, with market leading positions in the satellite ground station and in-flight connectivity solutions markets and deep expertise in operating large network infrastructures. The transaction is subject to customary closing conditions, including the approval of Gilat shareholders and the expiration of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976.

Looking forward, in light of the recent, increasingly difficult-to-predict business environment resulting from the effects of the coronavirus, we believe the second half of our fiscal 2020 will be challenging. To-date, the largest business impact of the coronavirus has been felt in our satellite ground station technologies product line which has and continues to experience order delays with many of our sales and marketing personnel unable to meet with potential customers. The rest of our product lines have yet to be impacted and we are in active negotiations with two large public safety agencies for multi-year next-generation 911 contracts that we hope will be awarded to us soon.

Index

Based on our fiscal 2020 performance to date, our anticipated timing of performance related to orders currently in our backlog and the timing of expected new orders, we have updated our fiscal 2020 consolidated financial targets as follows:

•	We currently estimate consolidated net sales to be approximately $712.0 million, as compared to the prior range of $712.0 million to $732.0 million.

•
We currently estimate Adjusted EBITDA to be approximately $99.0 million, as compared to the prior range of $99.0 million to $103.0 million. Our Adjusted EBITDA goal reflects a target of approximately 14.0% of our target fiscal 2020 consolidated net sales.

•
Despite incurring $8.4 million of actual acquisition plan expenses and a $32,000 benefit related to the reversal of certain estimated contract settlement costs in the first half of fiscal 2020, as well as an additional $3.6 million of such costs expected during the third quarter of fiscal 2020, GAAP operating income, as a percentage of consolidated net sales, is expected to approximate 6.0%. Excluding such expenses, operating income, as a percentage of fiscal 2020 consolidated net sales, is expected to approximate 7.5%.

•
Our expected interest expense rate (including amortization of deferred financing costs) is now expected to approximate 4.5% and our total interest expense is now expected to approximate $7.0 million. Our current and fiscal 2020 expected cash borrowing rate is approximately 3.50% to 3.75%.

•	Our effective income tax rate (excluding discrete tax items) for fiscal 2020 is expected to approximate 23.0%.

•
Given our current expectations of the economic fallout resulting from the coronavirus, we expect our third quarter consolidated net sales to range from $150.0 million to $155.0 million, with Adjusted EBITDA ranging from $16.0 million to $18.0 million, before significantly rebounding in the fourth quarter of fiscal 2020. As such, our fourth quarter of fiscal 2020 is still expected to be the peak quarter - by far - for our consolidated net sales, GAAP operating income, GAAP net income and Adjusted EBITDA.

Our updated fiscal 2020 outlook reflects our assumption that the sudden and unexpected deterioration in macroeconomic and business conditions caused by the coronavirus are temporary and that conditions will significantly improve during the second half of our fiscal 2020. However, our updated fiscal 2020 outlook reflects significant uncertainty resulting from the coronavirus. If current poor business conditions including travel restrictions and order delays continue, fiscal 2020 deliveries and or opportunities in our pipeline could shift into fiscal 2021. We are very excited about our recently announced acquisitions and our attention is firmly focused on carefully planning our acquisition integration efforts and positioning the combined companies for a strong fiscal 2021, as we wait for general business conditions to improve.

The aforementioned fiscal 2020 financial targets do not include the impact of the pending acquisitions of UHP or Gilat, or the impact of any other expense we may incur in order to achieve our strategic objectives.

In addition to the expected significant improvement of general business conditions during the second half of fiscal 2020, our Business Outlook for Fiscal 2020 depends, in large part, on timely deliveries and the receipt of, and performance on, orders from our customers and could be adversely impacted if orders and/or deliveries are delayed, business conditions further deteriorate, or our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services. Additionally, we continue to evaluate cost reduction initiatives in our business. Our updated fiscal 2020 financial targets do not consider the financial impact of any additional future actions we may take in this regard.

On March 4, 2020, our Board of Directors declared a dividend of $0.10 per common share, payable on May 15, 2020 to stockholders of record at the close of business on April 15, 2020. Future dividends remain subject to compliance with financial covenants under our Credit Facility, as amended, as well as Board approval.

Additional information related to our Business Outlook for Fiscal 2020 and a definition and explanation of Adjusted EBITDA is included in the below section "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended January 31, 2020 and 2019" and "Comparison of the Results of Operations for the Six Months Ended January 31, 2020 and 2019."

COMPARISON OF THE RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JANUARY 31, 2020 AND 2019

Net Sales. Consolidated net sales were $161.7 million and $164.1 million for the three months ended January 31, 2020 and 2019, respectively, representing a decrease of $2.4 million, or 1.5%. The period-over-period decrease in net sales reflects higher net sales in our Commercial Solutions segment, offset, by lower net sales in our Government Solutions segment. Net sales by operating segment are discussed below.

Index

Commercial Solutions
Net sales in our Commercial Solutions segment were $96.1 million for the three months ended January 31, 2020, as compared to $86.7 million for the three months ended January 31, 2019, an increase of $9.4 million, or 10.8%. Our Commercial Solutions segment represented 59.5% of consolidated net sales for the three months ended January 31, 2020 as compared to 52.8% for the three months ended January 31, 2019. Despite the expected negative impact of the coronavirus on our business, we still believe this segment will grow in fiscal 2020.

Bookings in our Commercial Solutions segment for the three months ended January 31, 2020 were significantly higher than the bookings we achieved in both the three months ended January 31, 2019 and our first quarter of fiscal 2020. Our book-to-bill ratio (a measure defined as bookings divided by net sales) for this segment was 1.03. Period-to-period fluctuations in bookings is normal for this segment.

Net sales of our satellite ground station technologies during the three months ended January 31, 2020 were lower than the three months ended January 31, 2019. The decrease was driven by lower net sales to both U.S. government and domestic customers, partially offset by higher net sales to international customers. Our HeightsTM solutions continue to gain traction. For example, our HeightsTM networking platform was recently selected by a major maritime service provider in Asia as the best fit for demanding maritime applications. During the most recent fiscal quarter, we were also awarded a contract valued at more than $8.8 million for Ka-band solid-state amplifiers to be used in an in-flight connectivity SATCOM application. Our updated fiscal 2020 outlook reflects our assumption that the sudden and unexpected deterioration in macroeconomic and business conditions caused by the coronavirus are temporary and that conditions will significantly improve during the second half of our fiscal 2020. However, our updated fiscal 2020 outlook reflects significant uncertainty resulting from the coronavirus. If current poor business conditions including travel restrictions and order delays continue, fiscal 2020 deliveries and or opportunities in our pipeline could shift into fiscal 2021.

Net sales in the three months ended January 31, 2020 of our public safety and location technology solutions were significantly higher as compared to the net sales we achieved in the three months ended January 31, 2019, principally due to the benefit of our fiscal 2019 acquisitions of Solacom and the GD NG-911 business, as well as incremental sales to key wireless customers for 911 call routing. Sales of our location technology solutions during the three months ended January 31, 2020 were slightly lower as compared to the prior year period. Our public safety and location technology solutions have long sales cycles and are subject to difficult-to-predict changes in the overall procurement strategies of wireless carrier customers, but we believe we are positioned well. For instance, in the second quarter of fiscal 2020, we announced a contract worth $6.6 million to upgrade a next generation 911 system for a New England state, as well as a multi-year contract extension totaling an estimated $14.2 million to provide enhanced 911 services to a tier one U.S. wireless telecommunications carrier. Additionally, we have a number of large opportunities pending related to upgrades to next generation 911 systems. Overall market conditions remain favorable; as such, we expect fiscal 2020 to be another year of growth for our public safety and location technology solutions.

Bookings, sales and profitability in our Commercial Solutions segment can fluctuate from period-to-period due to many factors, including changes in the general business environment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Government Solutions
Net sales in our Government Solutions segment were $65.5 million for the three months ended January 31, 2020 as compared to $77.4 million for the three months ended January 31, 2019, a decrease of $11.9 million, or 15.4%. Our Government Solutions segment represented 40.5% of consolidated net sales for the three months ended January 31, 2020, as compared to 47.2% for the three months ended January 31, 2019. As further discussed below, our business remains strong and demand for our solutions still appears robust. However, looking forward, we now believe that net sales in our Government Solutions segment will be lower than the level we achieved in fiscal 2019, largely due to the timing of and performance on orders related to our $98.6 million U.S. Army global field support contract.

Bookings in our Government Solutions segment during the three months ended January 31, 2020 were higher than the three months ended January 31, 2019. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the second quarter of fiscal 2020 was 0.80. Bookings during the quarter include $13.4 million of initial funding related to a 10-year, $211.0 million IDIQ contract awarded to us by a prime contractor to provide next generation troposcatter systems in support of the U.S. Marine Corps. We believe this multi-year opportunity validates Comtech’s market leading troposcatter technologies and expertise. Period-to-period fluctuations in bookings are normal for this segment.

Index

Net sales of our mission-critical technologies during the three months ended January 31, 2020 were significantly lower as compared to the three months ended January 31, 2019, largely due to lower net sales of satellite based space components, antennas and high reliability electrical, electronic and electromechanical ("EEE") parts, as well as the absence of sales during the most recent period related to our next generation MT-2025 mobile satellite transceivers.

Net sales of our high-performance transmission technologies during the three months ended January 31, 2020 were higher than the three months ended January 31, 2019, driven by increased sales of our solid-state, high-power amplifiers and related switching technologies.

Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by our U.S. and international government customers. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the three months ended January 31, 2020 and 2019 are as follows:

	Three months ended January 31,
	2020	2019	2020	2019	2020	2019
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	17.9%	24.0%	76.1%	69.0%	41.5%	45.2%
Domestic	56.2%	50.4%	8.0%	11.3%	36.6%	32.0%
Total U.S.	74.1%	74.4%	84.1%	80.3%	78.1%	77.2%

International	25.9%	25.6%	15.9%	19.7%	21.9%	22.8%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Except for the U.S. government, there were no customers that represented more than 10.0% of consolidated net sales during the three months ended January 31, 2020. Included in domestic sales, are sales to Verizon Communications Inc. ("Verizon"). Sales to Verizon were 10.1% of consolidated net sales for the three months ended January 31, 2019.

International sales for the three months ended January 31, 2020 and 2019 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $35.3 million and $37.4 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10.0% of consolidated net sales for the three months ended January 31, 2020 and 2019.

Gross Profit. Gross profit was $60.6 million and $61.2 million for the three months ended January 31, 2020 and 2019, respectively. The decrease of $0.6 million reflects changes in product mix, as discussed above.

Gross profit, as a percentage of consolidated net sales, for the three months ended January 31, 2020 was 37.5% as compared to 37.3% for the three months ended January 31, 2019. This slight increase was driven by product mix changes as a result of the period-over-period increase in net sales in our Commercial Solutions segment, and the period-over-period decrease in our Government Solutions segment. The Commercial Solutions segment historically achieves higher gross margins than our Government Solutions segment. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended January 31, 2020 decreased in comparison to the three months ended January 31, 2019. The decrease in gross profit percentage in the three months ended January 31, 2020 primarily reflects changes in products and services mix, including lower net sales of our satellite ground station equipment technologies. Looking forward, we expect our gross profit as a percentage of this segment's net sales in fiscal 2020 to be slightly lower than the percentage achieved in fiscal 2019, primarily due to anticipated mix changes, including the anticipated cessation of sales to AT&T for 911 wireless call routing which is expected to occur in the third quarter of fiscal 2020.

Index

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended January 31, 2020 was comparable to the three months ended January 31, 2019. Based on the mix and anticipated timing of shipments and performance related to orders currently in our backlog and the mix and timing of expected new orders and related net sales, gross profit for this segment, as a percentage of related segment net sales, for fiscal 2020 is expected to be similar or slightly lower than the level achieved in fiscal 2019.

Included in consolidated cost of sales for the three months ended January 31, 2020 and 2019 are provisions for excess and obsolete inventory of $0.6 million and $1.0 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends.

Because our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each individual segment, it is inherently difficult to forecast. Nevertheless, based on expected bookings, expected timing of our performance on orders and the anticipated mix of net sales between our Commercial Solutions and Government Solutions segments, we currently expect our consolidated gross profit, as a percentage of consolidated net sales, for fiscal 2020 to be the same or slightly higher than the percentage we achieved in fiscal 2019.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $29.4 million and $32.0 million for the three months ended January 31, 2020 and 2019, respectively, representing a decrease of $2.6 million, or 8.1%. As a percentage of consolidated net sales, selling, general and administrative expenses were 18.2% and 19.5% for the three months ended January 31, 2020 and 2019, respectively. The decrease, in dollars and as a percentage of consolidated net sales, is primarily attributable to $3.9 million of estimated contract settlement costs recorded in the prior year period related to the repositioning of our location technologies solutions offerings in our Commercial Solutions segment, in addition to a $0.3 million benefit related to the reversal of certain estimated contract settlement costs in the second quarter of fiscal 2020. Excluding the $0.3 million, our selling, general and administrative expenses for the three months ended January 31, 2020 would have been $29.7 million, or 18.4% of consolidated net sales. Excluding the $3.9 million of estimated contract settlement costs, our selling, general and administrative expenses for the three months ended January 31, 2019 would have been $28.1 million, or 17.1% of consolidated net sales.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $1.1 million in both the three months ended January 31, 2020 and 2019. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Based on our current spending plans, we expect total fiscal 2020 selling, general and administrative expenses, in dollars, to be higher and, as a percentage of consolidated net sales, to be similar to the 19.1% recorded in fiscal 2019.

Research and Development Expenses. Research and development expenses were $13.7 million and $14.0 million for the three months ended January 31, 2020 and 2019, respectively, representing a decrease of $0.3 million, or 2.1%. As a percentage of consolidated net sales, research and development expenses were 8.5% for both the three months ended January 31, 2020 and 2019.

For both the three months ended January 31, 2020 and 2019, research and development expenses of $11.9 million related to our Commercial Solutions segment, and $1.7 million and $2.0 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.1 million for both the three months ended January 31, 2020 and 2019, respectively, related to the amortization of stock-based compensation expense.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended January 31, 2020 and 2019, customers reimbursed us $2.4 million and $2.3 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales.

We continue to invest in enhancements to existing products as well as in new products across almost all of our product lines. Based on our current spending plans, we expect fiscal 2020 research and development expenses, in dollars and as a percentage of consolidated net sales, to be slightly lower than the 8.4% achieved in fiscal 2019.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $5.2 million (of which $4.3 million was for the Commercial Solutions segment and $0.9 million was for the Government Solutions segment) for the three months ended January 31, 2020 and $4.3 million (of which $3.5 million was for the Commercial Solutions segment and $0.8 million was for the Government Solutions segment) for the three months ended January 31, 2019. The increase of $0.9 million was due to our fiscal 2019 acquisitions of Solacom and the GD NG-911 business and our recently completed acquisition of CGC in January 2020.

Index

Our Business Outlook for Fiscal 2020 assumes total annual amortization of intangible assets of approximately $22.0 million which reflects a full year of amortization of intangibles related to our fiscal 2019 acquisitions of Solacom and the GD NG-911 business and approximately six months of amortization related to our recently completed acquisition of CGC. Such total amount for the fiscal year, however, does not include the impact of any pending or future acquisitions.

Settlement of Intellectual Property Litigation. During the three months ended January 31, 2019, we recorded a $3.2 million benefit in our Unallocated segment as a result of a favorable ruling issued by the U.S. Court of Appeals for the Federal Circuit related to a legacy TCS intellectual property matter. There was no comparable adjustment in the three months ended January 31, 2020.

Acquisition Plan Expenses. During the three months ended January 31, 2020, we incurred acquisition plan expenses of $6.0 million, primarily related to our recently completed acquisition of CGC and our pending acquisitions of UHP and Gilat, as discussed above. During the three months ended January 31, 2019, we incurred acquisition plan expenses of $1.8 million, which primarily related to our fiscal 2019 acquisition of Solacom. These expenses are recorded in our Unallocated segment.

During the third quarter of fiscal 2020, we expect to incur approximately $3.6 million of acquisition plan expenses primarily related to our pending acquisition of Gilat and UHP. There is no certainty that our acquisition plan efforts will be successful and total acquisition plan expenses in the third quarter of fiscal 2020 may ultimately be higher.

Operating Income. Operating income for the three months ended January 31, 2020 was $6.2 million as compared to $12.4 million for the three months ended January 31, 2019. Operating income by reportable segment is shown in the table below:

	Three months ended January 31,
	2020	2019	2020	2019	2020	2019	2020	2019
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$12.6	8.8	5.0	7.8	(11.4)	(4.1)	$6.2	12.4
Percentage of related net sales	13.1%	10.1%	7.6%	10.1%	NA	NA	3.8%	7.6%

The Commercial Solutions segment's operating income for the three months ended January 31, 2019 reflects $3.9 million of estimated contract settlement costs, as discussed above. Excluding such charge, operating income in our Commercial Solutions segment for the three months ended January 31, 2019 would have been $12.7 million, or 14.6% of related segment net sales. The slight decrease in operating income, both in dollars and as a percentage of related segment net sales, is due primarily to a decrease in this segment's gross profit percentage and increased amortization of intangibles during the most recent period, as discussed above. Looking forward, given expected sales and product mix assumptions, as discussed above, we expect this segment's fiscal 2020 operating income both in dollars and as a percentage of related segment net sales, to be higher than the 10.1% achieved in fiscal 2019.

The decrease in our Government Solutions segment’s operating income, both in dollars and as a percentage of related segment net sales, in the three months ended January 31, 2020 was due primarily to the decrease in net sales, as discussed above, in addition to slightly higher amortization of intangibles related to our recently completed acquisition of CGC. Looking forward, given expected sales and product mix assumptions, as discussed above, we expect this segment’s fiscal 2020 operating income, in dollars and as a percentage of related segment net sales, to be lower than the 9.2% achieved in fiscal 2019.

The increase in unallocated expenses for the three months ended January 31, 2020 as compared to the three months ended January 31, 2019 is primarily due to higher acquisition plan expenses during the most recent fiscal quarter and the $3.2 million benefit in the prior year period related to a favorable ruling issued by the U.S. Court of Appeals for the Federal Circuit related to a legacy TCS intellectual property matter, as discussed above. Amortization of stock-based compensation was $1.2 million for both the three months ended January 31, 2020 and 2019.

Excluding the $6.0 million of acquisition plan expenses and a $0.3 million benefit related to the reversal of certain estimated contract settlement costs during the period, consolidated operating income for the three months ended January 31, 2020 would have been $12.0 million, or 7.4% of consolidated net sales. Excluding the $1.8 million of acquisition plan expenses, $3.9 million of estimated contract settlement costs and $3.2 million benefit related to a legacy TCS intellectual property matter, as discussed above, consolidated operating income would have been $14.9 million, or 9.1% of consolidated net sales in the second quarter of fiscal 2019. The decrease from 9.1% to 7.4% reflects changes in overall spending, as discussed above.

Index

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

Despite the incurrence of $8.4 million of acquisition plan expenses and a $32,000 benefit related to the reversal of certain estimated contract settlement costs in the first half of fiscal 2020, as well as an additional $3.6 million of such costs expected during the third quarter of fiscal 2020, our fiscal 2020 GAAP consolidated operating income (in dollars and as a percentage of consolidated net sales) is anticipated to be similar to the $41.4 million or 6.2% we achieved in fiscal 2019.

Interest Expense and Other. Interest expense was $1.6 million and $2.3 million for the three months ended January 31, 2020 and 2019, respectively. The decrease is attributable to lower outstanding indebtedness under our Credit Facility and lower interest rates. Our effective interest rate (including amortization of deferred financing costs) in the three months ended January 31, 2020 was approximately 4.3%.

Looking forward, we now expect our fiscal 2020 interest expense rate to approximate 4.5% and total interest expense to approximate $7.0 million. Our current and expected fiscal 2020 cash borrowing rate (which excludes the amortization of deferred financing costs) is approximately 3.50% to 3.75%.

Interest (Income) and Other. Interest (income) and other for both the three months ended January 31, 2020 and 2019 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Provision for Income Taxes. The provision for income taxes during the three months ended January 31, 2020 and 2019 was $1.1 million and $2.4 million, respectively. Our effective tax rate (excluding discrete tax items) for the three months ended January 31, 2020 and 2019 was 23.0%. During the second quarter of fiscal 2020, we recorded a net discrete tax expense of approximately $0.1 million. During the second quarter of fiscal 2019, we recorded a net discrete tax expense of less than $0.1 million.

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

Net Income. During the three months ended January 31, 2020, consolidated net income was $3.5 million as compared to $7.8 million during the three months ended January 31, 2019.

Index

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the three months ended January 31, 2020 and 2019 are shown in the table below (numbers in the table may not foot due to rounding):

	Three months ended January 31,
	2020	2019	2020	2019	2020	2019	2020	2019
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$12.7	8.7	5.0	7.8	(14.2)	(8.7)	$3.5	7.8
(Benefit from) provision for income taxes	(0.1)	—	—	—	1.2	2.3	1.1	2.4
Interest (income) and other	—	—	—	—	—	—	—	(0.1)
Interest expense	—	—	—	—	1.6	2.2	1.6	2.3
Amortization of stock-based compensation	—	—	—	—	1.2	1.2	1.2	1.2
Amortization of intangibles	4.4	3.4	0.9	0.8	—	—	5.2	4.3
Depreciation	2.2	2.3	0.3	0.4	0.2	0.2	2.7	2.8
Estimated contract settlement costs	(0.3)	3.9	—	—	—	—	(0.3)	3.9
Settlement of intellectual property litigation	—	—	—	—	—	(3.2)	—	(3.2)
Acquisition plan expenses	—	—	—	—	6.0	1.8	6.0	1.8
Adjusted EBITDA	$18.9	18.4	6.2	9.0	(3.9)	(4.2)	$21.2	23.2
Percentage of related net sales	19.7%	21.2%	9.4%	11.6%	NA	NA	13.1%	14.1%

The decrease in consolidated Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, during the three months ended January 31, 2020 as compared to the three months ended January 31, 2019 is primarily attributable to lower consolidated net sales and operating income, as discussed above.

The slight increase in our Commercial Solutions segment's Adjusted EBITDA, in dollars, and decrease in Adjusted EBITDA, as a percentage of related segment net sales, is due primarily to higher net sales in this segment offset by product mix changes, as discussed above.

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

Looking forward, based on the mix and anticipated timing of shipments and performance related to orders currently in our backlog, the mix and timing of expected new orders and related sales, and our current assessment of the impacts of the coronavirus on business conditions, we are targeting consolidated Adjusted EBITDA, in dollars, to be higher in fiscal 2020 as compared to the $93.5 million we achieved in fiscal 2019. As a percentage of consolidated net sales, Adjusted EBITDA is expected to approximate 14.0% in fiscal 2020.

Index

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

In addition, a reconciliation of our GAAP consolidated operating income, net income and net income per diluted share during the three months ended January 31, 2020 and 2019 to the corresponding non-GAAP measures are shown in the tables below (numbers and per share amounts in the table may not foot due to rounding):

	Three months ended January 31, 2020
($ in millions, except for per share amount)	Operating Income	Net Income	Net Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$6.2	$3.5	$0.14
Acquisition plan expenses	6.0	4.6	0.19
Estimated contract settlement costs	(0.3)	(0.2)	(0.01)
Net discrete tax expense	—	0.1	—
Non-GAAP measures	$12.0	$8.0	$0.32

	Three months ended January 31, 2019
($ in millions, except for per share amount)	Operating Income	Net Income	Net Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$12.4	$7.8	$0.32
Estimated contract settlement costs	3.9	3.0	0.12
Settlement of intellectual property litigation	(3.2)	(2.5)	(0.10)
Acquisition plan expenses	1.8	1.4	0.06
Non-GAAP measures	$14.9	$9.7	$0.40

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JANUARY 31, 2020 AND 2019

Net Sales. Consolidated net sales were $331.9 million and $325.0 million for the six months ended January 31, 2020 and 2019, respectively, representing an increase of $6.9 million, or 2.1%. The period-over-period increase in net sales reflects higher net sales in our Commercial Solutions segment, offset in part by lower net sales in our Government Solutions segment. Net sales by operating segment are discussed below.

Commercial Solutions
Net sales in our Commercial Solutions segment were $190.4 million for the six months ended January 31, 2020, as compared to $164.7 million for the six months ended January 31, 2019, an increase of $25.7 million, or 15.6%. Our Commercial Solutions segment represented 57.4% of consolidated net sales for the six months ended January 31, 2020 as compared to 50.7% for the six months ended January 31, 2019. Despite the expected impact of the coronavirus on our business, we still believe this segment will grow in fiscal 2020.

Bookings in our Commercial Solutions segment for the six months ended January 31, 2020 were significantly higher than the six months ended January 31, 2019. Our book-to-bill ratio (a measure defined as bookings divided by net sales) for this segment was 0.91. Period-to-period fluctuations in bookings is normal for this segment.

Net sales of our satellite ground station technologies during the six months ended January 31, 2020 were lower than the six months ended January 31, 2019. The decrease was driven by lower net sales to both domestic and U.S. government customers, partially offset by higher net sales to international customers. Our HeightsTM solutions continue to gain traction. For example, our HeightsTM networking platform was recently selected by a major maritime service provider in Asia as the best fit for demanding maritime applications. During the most recent fiscal quarter, we were also awarded a contract valued at more than $8.8 million for Ka-band solid-state amplifiers to be used in an in-flight connectivity SATCOM application. Our updated fiscal 2020 outlook reflects our assumption that the sudden and unexpected deterioration in macroeconomic and business conditions caused by the coronavirus are temporary and that conditions will significantly improve during the second half of our fiscal 2020. However, our updated fiscal 2020 outlook reflects significant uncertainty resulting from the coronavirus. If current poor business conditions including travel restrictions and order delays continue, fiscal 2020 deliveries and or opportunities in our pipeline could shift into fiscal 2021.

Index

Net sales in the six months ended January 31, 2020 of our public safety and location technology solutions were significantly higher as compared to the net sales we achieved in the six months ended January 31, 2019, principally due to the benefit of our fiscal 2019 acquisitions of Solacom and the GD NG-911 business, as well as incremental sales to key wireless customers for 911 call routing. Sales of our location technology solutions during the six months ended January 31, 2020 were slightly lower as compared to the prior year period. Our public safety and location technology solutions have long sales cycles and are subject to difficult-to-predict changes in the overall procurement strategies of wireless carrier customers, but we believe we are positioned well. For instance, in the second quarter of fiscal 2020, we announced a contract worth $6.6 million to upgrade a next generation 911 system for a New England state, as well as a multi-year contract extension totaling an estimated $14.2 million to provide enhanced 911 services to a tier one U.S. wireless telecommunications carrier. Additionally, we have a number of large opportunities pending related to upgrades to next generation 911 systems. Overall market conditions remain favorable; as such, we expect fiscal 2020 to be another year of growth for our public safety and location technology solutions.

Bookings, sales and profitability in our Commercial Solutions segment can fluctuate from period-to-period due to many factors, including changes in the general business environment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Government Solutions
Net sales in our Government Solutions segment were $141.5 million for the six months ended January 31, 2020 as compared to $160.3 million for the six months ended January 31, 2019, a decrease of $18.8 million, or 11.7%. Our Government Solutions segment represented 42.6% of consolidated net sales for the six months ended January 31, 2020, as compared to 49.3% for the six months ended January 31, 2019. However, looking forward, we now believe that net sales in our Government Solutions segment will be lower than the level we achieved in fiscal 2019, largely due to the timing of and performance on orders related to our $98.6 million U.S. Army global field support contract.

Bookings in our Government Solutions segment during the six months ended January 31, 2020 were significantly lower than the six months ended January 31, 2019. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the six months ended January 31, 2020 was 0.80. Bookings during the most recent period include $13.4 million of initial funding related to a 10-year, $211.0 million IDIQ contract awarded to us by a prime contractor to provide next generation troposcatter systems in support of the U.S. Marine Corps. We believe this multi-year opportunity validates Comtech’s market leading troposcatter technologies and expertise. Also, during the most recent six-month period, the U.S Army awarded us a contract with a $98.6 million ceiling to provide global field support services for military satellite communication ("SATCOM") terminals around the world. These SATCOM terminals provide inter and intra-theater network communications with worldwide reach back capability. The field support contract covers diverse engineering and technical skills to support these SATCOM terminals, including logistics, help desk, network engineering, security engineering, RF and satellite system engineering and support. To date, the contract has been funded at $24.4 million with additional funding expected to occur across the twelve-month performance period plus a possible six-month extension period. Period-to-period fluctuations in bookings are normal for this segment.

Net sales of our mission-critical technologies during the six months ended January 31, 2020 were significantly lower as compared to the six months ended January 31, 2019, due primarily to lower net sales to the U.S. Army of our next generation MT-2025 mobile satellite transceivers, as well as lower net sales of satellite based space components, antennas and high reliability electrical, electronic and electromechanical (“EEE”) parts.

Net sales of our high-performance transmission technologies during the six months ended January 31, 2020 were significantly higher than the six months ended January 31, 2019, driven by increased sales of our solid-state, high-power amplifiers and related switching technologies.

Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by our U.S. and international government customers. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Index

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the six months ended January 31, 2020 and 2019 are as follows:

	Six months ended January 31,
	2020	2019	2020	2019	2020	2019
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	17.8%	21.3%	72.5%	68.8%	41.2%	44.7%
Domestic	56.4%	52.2%	9.4%	10.6%	36.3%	31.7%
Total U.S.	74.2%	73.5%	81.9%	79.4%	77.5%	76.4%

International	25.8%	26.5%	18.1%	20.6%	22.5%	23.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Except for the U.S. government, there were no customers that represented more than 10.0% of consolidated net sales during the six months ended January 31, 2020 and 2019.

International sales for the six months ended January 31, 2020 and 2019 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $74.7 million and $76.7 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10.0% of consolidated net sales for the six months ended January 31, 2020 and 2019.

Gross Profit. Gross profit was $124.2 million and $119.0 million for the six months ended January 31, 2020 and 2019, respectively. The increase of $5.2 million reflects higher net sales in our Commercial Solutions segment, offset in part by lower net sales in our Government Solutions segment, as discussed above.

Gross profit, as a percentage of consolidated net sales, for the six months ended January 31, 2020 was 37.4% as compared to 36.6% for the six months ended January 31, 2019. This increase was almost entirely driven by product mix changes as a result of the period-over-period increase in net sales in our Commercial Solutions segment. This segment historically achieves higher gross margins than our Government Solutions segment. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for the six months ended January 31, 2020 decreased in comparison to the six months ended January 31, 2019. The decrease in gross profit percentage in the six months ended January 31, 2020 primarily reflects changes in products and services mix, including lower net sales of our satellite ground station equipment technologies. Looking forward, we expect our gross profit as a percentage of this segment's net sales in fiscal 2020 to be slightly lower than the percentage achieved in fiscal 2019, primarily due to anticipated mix changes, including the anticipated cessation of sales to AT&T for 911 wireless call routing which is expected to occur in the third quarter of fiscal 2020.

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for the six months ended January 31, 2020 increased slightly in comparison to the six months ended January 31, 2019. Based on the mix and anticipated timing of shipments and performance related to orders currently in our backlog and the mix and timing of expected new orders and related net sales, gross profit for this segment, as a percentage of related segment net sales, for fiscal 2020 is expected to be similar or slightly lower than the level achieved in fiscal 2019.

Included in consolidated cost of sales for the six months ended January 31, 2020 and 2019 are provisions for excess and obsolete inventory of $0.9 million and $1.7 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends.

Index

Because our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each individual segment, it is inherently difficult to forecast. Nevertheless, based on expected bookings, expected timing of our performance on orders and the anticipated mix of net sales between our Commercial Solutions and Government Solutions segments, we currently expect our consolidated gross profit, as a percentage of consolidated net sales, for fiscal 2020 to be the same or slightly higher than the percentage we achieved in fiscal 2019.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $61.2 million and $63.8 million for the six months ended January 31, 2020 and 2019, respectively, representing a decrease of $2.6 million, or 4.1%. As a percentage of consolidated net sales, selling, general and administrative expenses were 18.4% and 19.6% for the six months ended January 31, 2020 and 2019, respectively. The decrease, as a percentage of consolidated net sales, is primarily attributable to the increase in our consolidated net sales.

During the six months ended January 31, 2019, we incurred $1.4 million of facility exit costs in our Government Solutions segment and $3.9 million of estimated contract settlement costs related to the repositioning of our location technologies solutions offerings in our Commercial Solutions segment. Excluding such costs, our selling, general and administrative expenses would have been $58.5 million, or 18.0% of consolidated net sales for the six months ended January 31, 2019. The increase in selling, general and administrative expenses, in dollars, during the most recent six-month period reflects the acquisitions of Solacom and the GD NG-911 business during the third quarter of fiscal 2019.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $1.8 million in the six months ended January 31, 2020 as compared to $2.0 million in the six months ended January 31, 2019. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Based on our current spending plans, we expect total fiscal 2020 selling, general and administrative expenses, in dollars, to be higher and, as a percentage of consolidated net sales, to be similar to the 19.1% recorded in fiscal 2019.

Research and Development Expenses. Research and development expenses were $28.6 million and $27.2 million for the six months ended January 31, 2020 and 2019, respectively, representing an increase of $1.4 million, or 5.1%. As a percentage of consolidated net sales, research and development expenses were 8.6% and 8.4% for the six months ended January 31, 2020 and 2019, respectively.

For the six months ended January 31, 2020 and 2019, research and development expenses of $24.8 million and $23.4 million, respectively, related to our Commercial Solutions segment, and $3.6 million and $3.7 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.2 million for both the six months ended January 31, 2020 and 2019 related to the amortization of stock-based compensation expense.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the six months ended January 31, 2020 and 2019, customers reimbursed us $5.1 million and $7.3 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales.

We continue to invest in enhancements to existing products as well as in new products across almost all of our product lines. Based on our current spending plans, we expect fiscal 2020 research and development expenses, in dollars and as a percentage of consolidated net sales, to be slightly lower than the 8.4% achieved in fiscal 2019.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $10.4 million (of which $8.7 million was for the Commercial Solutions segment and $1.7 million was for the Government Solutions segment) for the six months ended January 31, 2020 and $8.6 million (of which $6.9 million was for the Commercial Solutions segment and $1.7 million was for the Government Solutions segment) for the six months ended January 31, 2019. The increase of $1.9 million was due to our fiscal 2019 acquisitions of Solacom and the GD NG-911 business and our recently completed acquisition of CGC in January 2020.

Our Business Outlook for Fiscal 2020 assumes total annual amortization of intangible assets of approximately $22.0 million which reflects a full year of amortization of intangibles related to our fiscal 2019 acquisitions of Solacom and the GD NG-911 business and approximately six months of amortization related to our recently completed acquisition of CGC. Such total amount for the fiscal year, however, does not include the impact of any pending or future acquisitions.

Settlement of Intellectual Property Litigation. During the six months ended January 31, 2019, we recorded a $3.2 million benefit in our Unallocated segment as a result of a favorable ruling issued by the U.S. Court of Appeals for the Federal Circuit related to a legacy TCS intellectual property matter. There was no comparable adjustment in the six months ended January 31, 2020.

Index

Acquisition Plan Expenses. During the six months ended January 31, 2020, we incurred acquisition plan expenses of $8.4 million, including expenses related to our recently completed acquisition of CGC, and our pending acquisitions of UHP and Gilat, as discussed above. During the six months ended January 31, 2019, we incurred acquisition plan expenses of $2.9 million, which primarily related to our fiscal 2019 acquisition of Solacom. These expenses are recorded in our Unallocated segment.

During the third quarter of fiscal 2020, we expect to incur approximately $3.6 million of acquisition plan expenses primarily related to our pending acquisition of Gilat and UHP. There is no certainty that our acquisition plan efforts will be successful and total acquisition plan expenses in the third quarter of fiscal 2020 may ultimately be higher.

Operating Income. Operating income for the six months ended January 31, 2020 was $15.5 million as compared to $19.7 million for the six months ended January 31, 2019. Operating income by reportable segment is shown in the table below:

	Six months ended January 31,
	2020	2019	2020	2019	2020	2019	2020	2019
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$22.5	15.8	12.1	14.4	(19.1)	(10.5)	$15.5	19.7
Percentage of related net sales	11.8%	9.6%	8.6%	9.0%	NA	NA	4.7%	6.1%

The Commercial Solutions segment's operating income for the six months ended January 31, 2019 reflects $3.9 million of estimated contract settlement costs, as discussed above. Excluding such charge, operating income in our Commercial Solutions segment for the six months ended January 31, 2019 would have been $19.7 million, or 12.0% of related segment net sales. The increase in operating income, in dollars, and slight decrease, as a percentage of related segment net sales, is due primarily to the increase in this segment's net sales, offset in part by a decrease in this segment's gross profit percentage, higher research and development expenses and increased amortization of intangibles, as discussed above. Looking forward, given expected sales and product mix assumptions, as discussed above, we expect this segment’s fiscal 2020 operating income, both in dollars and as a percentage of related segment net sales, to be higher than the 10.1% achieved in fiscal 2019.

The Government Solutions segment’s operating income for the six months ended January 31, 2019 included $1.4 million of facility exit costs, as discussed above. Excluding such facility exit costs, operating income in our Government Solutions segment for the six months ended January 31, 2019 would have been $15.8 million, or 9.9% of related segment sales. The decrease, both in dollars and as a percentage of related segment net sales, in the six months ended January 31, 2020 from $15.8 million, or 9.9% to $12.1 million, or 8.6%, was due primarily to the decrease in this segment’s net sales during the most recent period, in addition to slightly higher amortization of intangibles related to our recently completed acquisition of CGC. Looking forward, given expected sales and product mix assumptions, as discussed above, we expect this segment’s fiscal 2020 operating income, in dollars and as a percentage of related segment net sales, to be lower than the 9.2% achieved in fiscal 2019.

The increase in unallocated expenses for the six months ended January 31, 2020 as compared to the six months ended January 31, 2019 is primarily due to increased business and sales activity and higher acquisition plan expenses during the most recent six month period, and the $3.2 million benefit in the prior year period related to a favorable ruling issued by the U.S. Court of Appeals for the Federal Circuit related to a legacy TCS intellectual property matter, as discussed above. Amortization of stock-based compensation was $2.1 million and $2.2 million, respectively, for the six months ended January 31, 2020 and 2019.

Excluding the $8.4 million of acquisition plan expenses, consolidated operating income for the six months ended January 31, 2020 would have been $23.9 million, or 7.2% of consolidated net sales. Excluding the $3.9 million of estimated contract settlement costs, $1.4 million of facility exit costs, $2.9 million of acquisition plan expenses and $3.2 million benefit related to a legacy TCS intellectual property matter in the six months ended January 31, 2019, consolidated operating income would have been $24.7 million, or 7.6% of consolidated net sales. The decrease from 7.6% to 7.2% reflects changes in overall spending as well as increased amortization related to intangible assets, as discussed above.

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

Index

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

Despite the incurrence of $8.4 million of acquisition plan expenses and a $32,000 benefit related to the reversal of certain estimated contract settlement costs in the first half of fiscal 2020, as well as an additional $3.6 million of such costs expected during the third quarter of fiscal 2020, our fiscal 2020 GAAP consolidated operating income (in dollars and as a percentage of consolidated net sales) is anticipated to be similar to the $41.4 million or 6.2% we achieved in fiscal 2019.

Interest Expense and Other. Interest expense was $3.4 million and $4.9 million for the six months ended January 31, 2020 and 2019, respectively. The decrease is attributable to lower outstanding indebtedness under our Credit Facility and lower interest rates. Our effective interest rate (including amortization of deferred financing costs) in the six months ended January 31, 2020 was approximately 4.5%.

Looking forward, we now expect our fiscal 2020 interest expense rate to approximate 4.5% and total interest expense to approximate $7.0 million. Our current and expected fiscal 2020 cash borrowing rate (which excludes the amortization of deferred financing costs) is approximately 3.50% to 3.75%.

Write-off of Deferred Financing Costs. In connection with the establishment of our Credit Facility in the six months ended January 31, 2019, we wrote-off $3.2 million of deferred financing costs which primarily related to the term loan portion of our Prior Credit Facility. See "Notes to Condensed Consolidated Financial Statements - Note (11) - Credit Facility" for further information. There was no comparable charge in the six months ended January 31, 2020.

Interest (Income) and Other. Interest (income) and other for both the six months ended January 31, 2020 and 2019 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Provision for Income Taxes. The provision for income taxes during the six months ended January 31, 2020 and 2019 was $2.3 million and $0.2 million, respectively. Our effective tax rate (excluding discrete tax items) for the six months ended January 31, 2020 and 2019 was 23.0%.

During the six months ended January 31, 2020, we recorded a net discrete tax benefit of $0.5 million, primarily related to stock-based awards that were settled during fiscal 2020.

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

Net Income. During the six months ended January 31, 2020, consolidated net income was $9.9 million as compared to $11.3 million during the six months ended January 31, 2019.

Index

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the six months ended January 31, 2020 and 2019 are shown in the table below (numbers in the table may not foot due to rounding):

	Six months ended January 31,
	2020	2019	2020	2019	2020	2019	2020	2019
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$22.6	15.7	12.1	14.4	(24.8)	(18.8)	$9.9	11.3
(Benefit from) provision for income taxes	(0.1)	0.1	—	—	2.4	0.2	2.3	0.2
Interest (income) and other	—	—	—	—	—	—	(0.1)	—
Write-off of deferred financing costs	—	—	—	—	—	3.2	—	3.2
Interest expense	—	—	—	—	3.4	4.9	3.4	4.9
Amortization of stock-based compensation	—	—	—	—	2.1	2.2	2.1	2.2
Amortization of intangibles	8.7	6.9	1.7	1.7	—	—	10.4	8.6
Depreciation	4.4	4.5	0.6	0.7	0.4	0.4	5.4	5.7
Estimated contract settlement costs	—	3.9	—	—	—	—	—	3.9
Settlement of intellectual property litigation	—	—	—	—	—	(3.2)	—	(3.2)
Acquisition plan expenses	—	—	—	—	8.4	2.9	8.4	2.9
Facility exit costs	—	—	—	1.4	—	—	—	1.4
Adjusted EBITDA	$35.5	31.1	14.4	18.2	(8.2)	(8.2)	$41.8	41.2
Percentage of related net sales	18.7%	18.9%	10.2%	11.4%	NA	NA	12.6%	12.7%

The slight increase in consolidated Adjusted EBITDA, in dollars, and the slight decrease as a percentage of consolidated net sales, during the six months ended January 31, 2020 as compared to the six months ended January 31, 2019 is primarily attributable to higher consolidated net sales and changes in products and services mix, as discussed above.

The increase in our Commercial Solutions segment's Adjusted EBITDA, in dollars, and the slight decrease as a percentage of related segment net sales, was primarily driven by higher net sales and changes in products and services mix during the six months ended January 31, 2020, as discussed above.

The decrease in our Government Solutions segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, was primarily driven by lower net sales during the six months ended January 31, 2020, as discussed above.

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

Looking forward, based on the mix and anticipated timing of shipments and performance related to orders currently in our backlog, the mix and timing of expected new orders and related sales, and our current assessment of the impacts of the coronavirus on business conditions, we are targeting consolidated Adjusted EBITDA, in dollars, to be higher in fiscal 2020 as compared to the $93.5 million we achieved in fiscal 2019. As a percentage of consolidated net sales, Adjusted EBITDA is expected to approximate 14.0% in fiscal 2020.

Index

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

In addition, a reconciliation of our GAAP consolidated operating income, net income and net income per diluted share during the six months ended January 31, 2020 and 2019 to the corresponding non-GAAP measures are shown in the tables below (numbers and per share amounts in the table may not foot due to rounding):

	Six months ended January 31, 2020
($ in millions, except for per share amount)	Operating Income	Net Income	Net Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$15.5	$9.9	$0.40
Acquisition plan expenses	8.4	6.5	0.26
Net discrete tax benefit	—	(0.5)	(0.02)
Non-GAAP measures	$23.9	$15.8	$0.63

	Six months ended January 31, 2019
($ in millions, except for per share amount)	Operating Income	Net Income	Net Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$19.7	$11.3	$0.47
Estimated contract settlement costs	3.9	3.0	0.12
Settlement of intellectual property litigation	(3.2)	(2.5)	(0.10)
Facility exit costs	1.4	1.1	0.04
Acquisition plan expenses	2.9	2.2	0.09
Write-off of deferred financing costs	—	2.5	0.10
Net discrete tax benefit	—	(2.4)	(0.10)
Non-GAAP measures	$24.7	$15.2	$0.63

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased $0.9 million from $45.6 million at July 31, 2019 to $46.5 million at January 31, 2020. The increase in cash and cash equivalents during the six months ended January 31, 2020 was driven by the following:

•
Net cash provided by operating activities was $31.3 million and $13.0 million for the six months ended January 31, 2020 and 2019. The period-over-period increase in cash flow from operating activities reflects overall changes in net working capital requirements, principally the timing of shipments, billings and payments.

•
Net cash used in investing activities for the six months ended January 31, 2020 was $13.7 million as compared to $4.2 million for the six months ended January 31, 2019. During the six months ended January 31, 2020, we paid $11.2 million in connection with the acquisition of CGC Technology Limited, net of cash acquired. The remaining portion of net cash used in both periods primarily represented expenditures relating to ongoing equipment upgrades and enhancements.

•
Net cash used in financing activities was $16.7 million and $6.3 million, respectively, for the six months ended January 31, 2020 and 2019. During the six months ended January 31, 2019, we entered into a Credit Facility and repaid in full the outstanding borrowings under our Prior Credit Facility. During the six months ended January 31, 2020, we had net borrowings under our Credit Facility of $7.0 million. During the six months ended January 31, 2020 and 2019, we paid $5.1 million and $5.0 million, respectively, in cash dividends to our stockholders. We also made $5.2 million and $5.0 million of payments to remit employees' statutory tax withholding requirements related to the net settlement of stock-based awards during the six months ended January 31, 2020 and 2019, respectively.

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

Index

As of January 31, 2020, our material short-term cash requirements primarily consist of: (i) interest payments under our Credit Facility; (ii) payments related to lease commitments; (iii) our ongoing working capital needs, including income tax payments; and (iv) payment of accrued quarterly dividends.

As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (2) - Acquisitions," and the section above titled Business Outlook for Fiscal 2020, in January 2020, we entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire Gilat Satellite Networks Ltd ("Gilat"). Under the terms of the Merger Agreement, each Gilat ordinary share will be converted into the right to receive consideration of (i) $7.18 in cash, without interest, plus (ii) 0.08425 of a share of Comtech common stock, with cash payable in lieu of fractional shares. Based on such consideration, on January 29, 2020, the date we entered into the Merger Agreement, Gilat had an enterprise value of approximately $532.5 million. We expect to fund the Gilat acquisition by redeploying a portion of both our and Gilat's combined unrestricted cash and cash equivalents with the remaining funds provided by a new $800.0 million Gilat Acquisition Related Credit Facility (See Notes to Condensed Consolidated Financial Statements - Note 11 - "Credit Facility"), the exact terms of which are expected to be finalized at the closing of the merger. After closing and including estimated transaction fees of $28.6 million, we expect to have approximately $45.0 million of cash on hand.

Also, in November 2019, we entered into an agreement to acquire UHP Networks Inc., and its sister company (together, "UHP") for a total purchase price payable at closing of approximately $40.0 million, of which we anticipate $5.0 million to be paid in Comtech common stock with the remaining balance payable in cash. The purchase agreement also provides an earn-out up to an additional $10.0 million payable, at our election, in cash and or shares of Comtech common stock, if certain agreed upon sales milestones are reached in the twelve-month period following closing. We expect to use existing cash and cash equivalents and increased borrowings under our Credit Facility to complete the UHP acquisition.

In December 2018, we filed a $400.0 million shelf registration statement with the SEC for the sale of various types of securities, including debt. The shelf registration statement was declared effective by the SEC as of December 14, 2018.

As of January 31, 2020 and March 4, 2020, we were authorized to repurchase up to an additional $8.7 million of our common stock, pursuant to our current $100.0 million stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. There were no repurchases of our common stock during the six months ended January 31, 2020 and 2019.

On September 24, 2019 and December 4, 2019, our Board of Directors declared a dividend of $0.10 per common share, which were paid on November 15, 2019 and February 14, 2020, respectively. On March 4, 2020, our Board of Directors declared a dividend of $0.10 per common share, payable on May 15, 2020 to stockholders of record at the close of business on April 15, 2020. Future dividends remain subject to compliance with financial covenants under our Credit Facility, as amended, as well as Board approval.

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

The proceeds of the Credit Facility were used, in part, to repay in full the outstanding borrowings under the Prior Credit Facility, and additional proceeds of the Credit Facility are expected to be used by us for working capital and other general corporate purposes. As of January 31, 2020, the amount outstanding under our Credit Facility was $158.0 million, which is reflected in the non-current portion of long-term debt on our Condensed Consolidated Balance Sheet. At January 31, 2020, we had $2.6 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During the six months ended January 31, 2020, we had outstanding balances under the Credit Facility ranging from $137.0 million to $169.0 million.

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

As of January 31, 2020, our Secured Leverage Ratio was 1.60x TTM Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of January 31, 2020 was 14.51x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA. Given our expected future business performance, we anticipate maintaining compliance with the terms and financial covenants in our Credit Facility for the foreseeable future.

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

As discussed in the section above entitled "Liquidity and Capital Resources" in connection with our agreement to acquire Gilat, we entered into an $800 million debt commitment letter with a syndicate of banks, the terms of which will be finalized on or prior to the closing of the merger. This facility is expected to replace our existing Credit Facility.

Index

OFF-BALANCE SHEET ARRANGEMENTS

As of January 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

COMMITMENTS

In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of January 31, 2020, will materially adversely affect our liquidity.

At January 31, 2020, cash payments due under long-term obligations (including estimated interest expense on our Credit Facility), excluding purchase orders that we entered into in our normal course of business, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	Remainder of 2020	2021 and 2022	2023 and 2024	After 2024
Credit Facility - principal payments	$158,000	—	—	158,000	—
Credit Facility - interest payments	22,511	3,025	11,999	7,487	—
Operating lease liabilities	39,213	5,647	16,876	10,157	6,533
Finance lease and other obligations	471	471	—	—	—
Contractual cash obligations	$220,195	9,143	28,875	175,644	6,533

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

As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (18) - Stockholders’ Equity," on March 4, 2020, our Board of Directors declared a dividend of $0.10 per common share, payable on May 15, 2020 to stockholders of record at the close of business on April 15, 2020. Future dividends remain subject to compliance with financial covenants under our Credit Facility, as amended, as well as Board approval.

At January 31, 2020, we have approximately $2.6 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts. Such amounts are not included in the above table.

In fiscal 2018, we entered into a full and final warranty settlement with AT&T, the largest customer/distributor of a small product line that we refer to as the TCS 911 call handling software solution. As discussed in "Notes to Condensed Consolidated Financial Statements - Note (9) - Accrued Expenses and Other Current Liabilities," pursuant to the settlement agreement, we issued thirty-six credits to AT&T of $0.2 million which AT&T can apply on a monthly basis to purchases of solutions from us, beginning October 2017 through September 2020. As of January 31, 2020, the total present value of these monthly credits is $1.2 million, all of which is included in our current accrued warranty obligations on our Condensed Consolidated Balance Sheet. Such amount is not shown in the above commitment table.

Index

As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (2) - Acquisitions," in January 2020, we entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire Gilat Satellite Networks Ltd ("Gilat"). Under the terms of the Merger Agreement, each Gilat ordinary share will be converted into the right to receive consideration of (i) $7.18 in cash, without interest, plus (ii) 0.08425 of a share of Comtech common stock, with cash payable in lieu of fractional shares. Based on such consideration, on January 29, 2020, the date we entered into the Merger Agreement, Gilat had an enterprise value of approximately $532.5 million. We expect to fund the Gilat acquisition by redeploying a portion of both our and Gilat's combined unrestricted cash and cash equivalents with the remaining funds provided by a new $800.0 million Gilat Acquisition Related Credit Facility (See Notes to Condensed Consolidated Financial Statements - Note 11 - "Credit Facility"), the exact terms of which are expected to be finalized at the closing of the merger. After closing and including estimated transaction fees of $28.6 million, we expect to have approximately $45.0 million of cash on hand.

Also, in November 2019, we entered into an agreement to acquire UHP Networks Inc., and its sister company (together, "UHP") for a total purchase price payable at closing of approximately $40.0 million, of which we anticipate $5.0 million to be paid in Comtech common stock with the remaining balance payable in cash. The purchase agreement also provides an earn-out up to an additional $10.0 million payable, at our election, in cash and or shares of Comtech common stock, if certain agreed upon sales milestones are reached in the twelve-month period following closing. Such amount is not shown in the above commitment table.

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

Our Condensed Consolidated Balance Sheet as of January 31, 2020 includes total liabilities of $8.1 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

As further discussed in "Notes to Condensed Consolidated Financial Statements - Note (3) - Adoption of Accounting Standards and Updates," during the six months ended January 31, 2020, we adopted:

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

Index

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

In addition, the following FASB ASUs have been issued and incorporated into the FASB ASC and have not yet been adopted by us as of January 31, 2020:

•
FASB ASU No. 2016-13 issued in June 2016 and ASU No. 2018-19 issued in November 2018, which require the measurement of expected credit losses for financial assets held at the reporting date to be based on historical experience, current conditions and reasonable and supportable forecasts. In April 2019, FASB ASU No. 2019-04 was issued to provide clarification guidance in the following areas: (i) accrued interest; (ii) recoveries; (iii) projections of the interest rate environment; (iv) consideration of prepayments; and (v) other topics. In May 2019, FASB ASU No. 2019-05 was issued to provide entities with an option to irrevocably elect the fair value option applied on an instrument by instrument basis for eligible instruments. In November 2019, FASB ASU No. 2019-11 was issued to provide clarification guidance in the following areas: (i) expected recoveries for purchased financial assets with credit deterioration; (ii) transition relief for troubled debt restructurings; (iii) disclosures related to accrued interest receivables; (iv) financial assets secured by collateral maintenance provisions; and (v) conforming amendment to subtopic 805-20. In February 2020, FASB ASU No. 2020-02 was issued to address questions primarily regarding documentation and company policies. These ASUs are effective for fiscal years beginning after December 15, 2019 (our fiscal year beginning on August 1, 2020), including interim periods within those fiscal years. All entities may adopt the amendments in this ASU earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Except for a prospective transition approach required for debt securities for which an other-than-temporary impairment had been recognized before the effective date, an entity will apply the amendments in this ASU through a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, on a modified-retrospective approach). We are evaluating the impact of this ASU on our condensed consolidated financial statements and disclosures.

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

•
FASB ASU No. 2019-08, issued in November 2019, which requires that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award. This ASU is effective for fiscal years beginning after December 15, 2019 (our fiscal year beginning on August 1, 2020) and interim periods therein. We are evaluating the impact of this ASU on our condensed consolidated financial statements and disclosures; however, we do not expect the adoption to have any effect given that we have not historically issued such share-based awards to customers.

•
FASB ASU No. 2019-12, issued in December 2019 is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15, 2020 (our fiscal year beginning on August 1, 2021) and interim periods therein, with early adoption permitted. We are evaluating the impact of this ASU on our condensed consolidated financial statements and disclosures.

•
FASB ASU No. 2020-01, issued in January 2020, clarifies the interactions between Topics 321, 323 and 815. This ASU clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. In addition, the amendments clarify the accounting for certain forward contracts and purchased options accounted for under Topic 815.This ASU is effective for fiscal years beginning after December 15, 2020 (our fiscal year beginning on August 1, 2021) and interim periods therein. We are evaluating the impact of this ASU on our condensed consolidated financial statements and disclosures; however, we do not expect the adoption to have any effect given that we have not historically had equity method investments or purchased options and forward contracts to acquire investments.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from borrowings under our Credit Facility. Based on the amount of outstanding debt under our Credit Facility, a hypothetical change in interest rates by 10% would change interest expense by approximately $0.5 million over a one-year period. Although we do not currently use interest rate derivative instruments to manage exposure to interest rate changes, we may choose to do so in the future in connection with our Credit Facility.

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of January 31, 2020, we had cash and cash equivalents of $46.5 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of January 31, 2020, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

Index

Item 4.     Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chairman and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The certifications of our Chief Executive Officer and Chairman and Chief Financial Officer, that are Exhibits 31.1 and 31.2, respectively, should be read in conjunction with the foregoing information for a more complete understanding of the references in those Exhibits to disclosure controls and procedures and internal control over financial reporting.

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

If the sudden deterioration in macroeconomic and business conditions caused by the coronavirus are not temporary and business conditions do not improve from the current state, our fiscal 2020 business outlook could be impacted.

During the second quarter of fiscal 2020, we experienced a sudden deterioration in macroeconomic and business conditions caused by the coronavirus. Our business was significantly impacted by order delays and the inability of certain of our sales and marketing personnel to travel and/or meet with customers. These poor business conditions resulted in the immediate suppression of end-market demand for many of our products such as satellite ground station technologies and other short-lead time products. The timing, impact, severity and duration of these conditions are impossible to predict.

Our updated fiscal 2020 outlook reflects its assumption that the sudden and unexpected deterioration in macroeconomic and business conditions caused by the coronavirus are temporary and that conditions will significantly improve during the second half of our fiscal 2020. However, our updated fiscal 2020 outlook reflects significant uncertainty resulting from the coronavirus. If current poor business conditions including travel restrictions and order delays continue, fiscal 2020 deliveries and or opportunities in our pipeline could shift into fiscal 2021.

Index

Our pending merger agreement with Gilat Satellite Networks Ltd ("Gilat") may not be successful and we may not realize the anticipated benefits from this merger. The Gilat merger may divert our resources and management attention and our operating results may fall short of expectations.

On January 29, 2020, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Gilat Satellite Networks, Ltd., a worldwide leader in satellite networking technology, solutions and services with market leading positions in the satellite ground station and in-flight connectivity solutions markets and deep expertise in operating large network infrastructures. Under the terms of the Merger Agreement, Comtech will acquire Gilat by way of a merger of Comtech's newly formed subsidiary with and into Gilat, with Gilat surviving the merger as a wholly-owned subsidiary of Comtech. Pursuant to the Merger Agreement, each Gilat ordinary share will be converted into the right to receive consideration of (i) $7.18 in cash, without interest, plus (ii) 0.08425 of a share of Comtech common stock, with cash payable in lieu of fractional shares. During the twelve months ended December 31, 2019, Gilat reported revenue of $263.5 million with GAAP operating income of $25.6 million. As of December 31, 2019, Gilat had approximately $74.8 million of unrestricted cash and cash equivalents and debt of approximately $8.1 million. On January 29, 2020, Gilat had an enterprise value of approximately $532.5 million. We expect to fund the cash portion of the acquisition by redeploying a portion of both our and Gilat's unrestricted cash and cash equivalents, with the remaining funds provided by a new $800.0 million secured credit facility. In connection with the acquisition of Gilat, we expect to incur transaction related expenses including certain compensatory and other merger related payments, professional fees and debt related costs. We preliminarily estimate that these expenses will approximate $28.6 million, some of which were expensed as of January 31, 2020, others to be expensed upon closing, and others to be expensed over time following the closing or capitalized in accordance with purchase accounting rules. Pursuant to accounting rules, the acquisition is expected to result in a material increase in annual amortization expense related to intangibles and possible other fair value adjustments. The transaction is subject to customary closing conditions, including the approval of Gilat shareholders and expiration of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976.

If consummated, our acquisition of Gilat will pose certain risks to our business. The acquisition of Gilat is a large transaction, expected to significantly increase our annual revenues and employee base. Although we expect to realize strategic, operational and financial benefits as a result of this acquisition, we cannot ensure that such benefits will be achieved at all or, if achieved, to what extent. Also, we are currently only expecting approximately $2.0 million of cost synergies primarily related to the elimination of duplicative public company costs.

In particular, the success of the acquisition of Gilat will depend, in part, on our ability to seamlessly merge both companies' talented global workforces and operations while maintaining our focus on meeting all customer commitments and expectations, including supporting all existing products, services and agreements.

We will face operational and administrative challenges as we work to integrate Gilat’s operations into our business. In particular, the prospective merger with Gilat will significantly expand the types of products that we sell, expand the businesses in which we are engaged, as well as increase the number of facilities we operate, thereby presenting us with significant challenges as we will need to manage the substantial increase in scale resulting from the acquisition. We must integrate a large number of systems, both operational and administrative. Delays in the process could have a material adverse impact on our business, results of operation and financial conditions. Ultimately, we may not be successful.

The diversion of our management’s attention to these matters and away from other business concerns could have an adverse effect on our business and operating results may fall short of expectations.

We expect to incur substantial indebtedness under a new secured credit facility, and may not be able in the future to service that debt.

In connection with the acquisition of Gilat, we entered into an $800.0 million commitment letter for a new credit facility with major banking partners (the "Gilat Acquisition Related Credit Facility"), the terms of which are expected to be finalized on or prior to the closing of our acquisition of Gilat. This facility is expected to replace our existing Credit Facility. We anticipate that borrowings under the Gilat Acquisition Related Credit Facility following completion of the Gilat acquisition will be significantly greater than our outstanding indebtedness under our existing Credit Facility. If we are unable to meet future debt service obligations, we may be forced to dispose of assets on disadvantageous terms, potentially resulting in losses, as we will have pledged substantially all of our assets to the lenders as security for our payment obligations.

Index

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On January 27, 2020, in connection with the completion of our acquisition of CGC Technology Limited ("CGC") for cash and shares of our common stock, we issued 323,504 shares of common stock at an agreed value of $35.78 per share. Pursuant to Rules 901 and 902 of Regulation S under the Securities Act of 1933, as amended (the "Securities Act"), the offer and sale of such shares, which occurred outside the United States, comprised an “offshore transaction” exempt from the registration requirements of Section 5 of the Securities Act. See "Notes to Condensed Consolidated Financial Statements - Note (2) - Acquisitions" for further information regarding the acquisition.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 6.    Exhibits

Exhibit 10.1 - Agreement and Plan of Merger, dated as of January 29, 2020, among Comtech Telecommunications Corp., Gilat Satellite Networks Ltd. and Convoy Ltd. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on January 29. 2020)

Exhibit 10.2 - Commitment Letter, dated as of January 29, 2020, among Comtech Telecommunications Corp., Citibank, N.A. and the other commitment parties party thereto. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on January 29, 2020)

Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	March 4, 2020	By: /s/ Fred Kornberg
Fred Kornberg
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date:	March 4, 2020	By: /s/ Michael A. Bondi
Michael A. Bondi
Chief Financial Officer
(Principal Financial and Accounting Officer)