Form 10-Q
period 2020-04-30
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2020-06-03
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2020

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
Yes               No
As of May 29, 2020, the number of outstanding shares of Common Stock, par value $0.10 per share, of the registrant was 24,731,940 shares.

Index

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2020	July 31, 2019
Assets
Current assets:
Cash and cash equivalents	$50,634,000	45,576,000
Accounts receivable, net	137,887,000	145,032,000
Inventories, net	79,423,000	74,839,000
Prepaid expenses and other current assets	22,691,000	14,867,000
Total current assets	290,635,000	280,314,000
Property, plant and equipment, net	27,149,000	28,026,000
Operating lease right-of-use assets, net	31,942,000	—
Goodwill	335,477,000	310,489,000
Intangibles with finite lives, net	260,162,000	261,890,000
Deferred financing costs, net	2,575,000	3,128,000
Other assets, net	3,792,000	3,864,000
Total assets	$951,732,000	887,711,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,942,000	24,330,000
Accrued expenses and other current liabilities	83,561,000	78,584,000
Operating lease liabilities, current	8,480,000	—
Finance lease and other obligations, current	—	757,000
Dividends payable	2,466,000	2,406,000
Contract liabilities	46,070,000	38,682,000
Interest payable	253,000	588,000
Total current liabilities	173,772,000	145,347,000
Non-current portion of long-term debt	159,400,000	165,000,000
Operating lease liabilities, non-current	25,864,000	—
Income taxes payable	2,316,000	325,000
Deferred tax liability, net	16,676,000	12,481,000
Long-term contract liabilities	11,151,000	10,654,000
Other liabilities	16,728,000	18,822,000
Total liabilities	405,907,000	352,629,000
Commitments and contingencies (See Note 19)
Stockholders’ equity:
Preferred stock, par value $0.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $0.10 per share; authorized 100,000,000 shares; issued 39,765,257 shares and 39,276,161 shares at April 30, 2020 and July 31, 2019, respectively	3,977,000	3,928,000
Additional paid-in capital	564,965,000	552,670,000
Retained earnings	418,732,000	420,333,000
	987,674,000	976,931,000
Less:
Treasury stock, at cost (15,033,317 shares at April 30, 2020 and July 31, 2019)	(441,849,000)	(441,849,000)
Total stockholders’ equity	545,825,000	535,082,000
Total liabilities and stockholders’ equity	$951,732,000	887,711,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,

	2020	2019	2020	2019
Net sales	$135,121,000	170,448,000	$467,042,000	495,425,000
Cost of sales	82,120,000	106,032,000	289,872,000	311,995,000
Gross profit	53,001,000	64,416,000	177,170,000	183,430,000

Expenses:
Selling, general and administrative	32,313,000	33,409,000	93,538,000	97,243,000
Research and development	12,324,000	13,471,000	40,925,000	40,664,000
Amortization of intangibles	5,517,000	4,536,000	15,952,000	13,113,000
Settlement of intellectual property litigation	—	—	—	(3,204,000)
Acquisition plan expenses	5,983,000	1,704,000	14,397,000	4,612,000
	56,137,000	53,120,000	164,812,000	152,428,000

Operating (loss) income	(3,136,000)	11,296,000	12,358,000	31,002,000

Other expenses:
Interest expense	1,504,000	2,159,000	4,924,000	7,095,000
Write-off of deferred financing costs	—	—	—	3,217,000
Interest (income) and other	108,000	(22,000)	37,000	(7,000)

(Loss) income before (benefit from) provision for income taxes	(4,748,000)	9,159,000	7,397,000	20,697,000
(Benefit from) provision for income taxes	(759,000)	1,547,000	1,503,000	1,791,000

Net (loss) income	$(3,989,000)	7,612,000	$5,894,000	18,906,000
Net (loss) income per share (See Note 6):
Basic	$(0.16)	0.31	$0.24	0.79
Diluted	$(0.16)	0.31	$0.24	0.78

Weighted average number of common shares outstanding – basic	24,982,000	24,192,000	24,730,000	24,074,000

Weighted average number of common and common equivalent shares outstanding – diluted	24,982,000	24,330,000	24,892,000	24,263,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three months ended April 30, 2020 and 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of January 31, 2019	38,950,547	$3,895,000	$539,273,000	$411,558,000	15,033,317	$(441,849,000)	$512,877,000
Equity-classified stock award compensation	—	—	1,119,000	—	—	—	1,119,000
Proceeds from issuance of employee stock purchase plan shares	11,837	1,000	232,000	—	—	—	233,000
Net settlement of stock-based awards	146	—	(11,000)	—	—	—	(11,000)
Common stock issued for acquisition of Solacom Technologies Inc. ("Solacom")	208,669	21,000	5,585,000	—	—	—	5,606,000
Cash dividends declared, net ($0.10 per share)	—	—	—	(2,405,000)	—	—	(2,405,000)
Accrual of dividend equivalents, net of reversal ($0.10 per share)	—	—	—	(82,000)	—	—	(82,000)
Net income	—	—	—	7,612,000	—	—	7,612,000
Balance as of April 30, 2019	39,171,199	$3,917,000	$546,198,000	$416,683,000	15,033,317	$(441,849,000)	$524,949,000

Balance as of January 31, 2020	39,752,559	$3,975,000	$563,834,000	$425,243,000	15,033,317	$(441,849,000)	$551,203,000
Equity-classified stock award compensation	—	—	981,000	—	—	—	981,000
Proceeds from issuance of employee stock purchase plan shares	16,158	2,000	178,000	—	—	—	180,000
Forfeiture of restricted stock	(5,539)	(1,000)	1,000	—	—	—	—
Net settlement of stock-based awards	2,079	1,000	(29,000)	—	—	—	(28,000)
Cash dividends declared ($0.10 per share)	—	—	—	(2,466,000)	—	—	(2,466,000)
Accrual of dividend equivalents, net ($0.10 per share)	—	—	—	(56,000)	—	—	(56,000)
Net loss	—	—	—	(3,989,000)	—	—	(3,989,000)
Balance as of April 30, 2020	39,765,257	$3,977,000	$564,965,000	$418,732,000	15,033,317	$(441,849,000)	$545,825,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Nine months ended April 30, 2020 and 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2018	38,860,571	$3,886,000	$538,453,000	$405,194,000	15,033,317	$(441,849,000)	$505,684,000
Equity-classified stock award compensation	—	—	3,356,000	—	—	—	3,356,000
Proceeds from exercises of stock options	6,100	1,000	173,000	—	—	—	174,000
Proceeds from issuance of employee stock purchase plan shares	32,035	3,000	706,000	—	—	—	709,000
Issuance of restricted stock	10,386	1,000	(1,000)	—	—	—	—
Net settlement of stock-based awards	53,438	5,000	(2,074,000)	—	—	—	(2,069,000)
Common stock issued for acquisition of Solacom	208,669	21,000	5,585,000	—	—	—	5,606,000
Cash dividends declared, net ($0.30 per share)	—	—	—	(7,169,000)	—	—	(7,169,000)
Accrual of dividend equivalents, net of reversal ($0.30 per share)	—	—	—	(248,000)	—	—	(248,000)
Net income	—	—	—	18,906,000	—	—	18,906,000
Balance as of April 30, 2019	39,171,199	$3,917,000	$546,198,000	$416,683,000	15,033,317	$(441,849,000)	$524,949,000

Balance as of July 31, 2019	39,276,161	$3,928,000	$552,670,000	$420,333,000	15,033,317	$(441,849,000)	$535,082,000
Equity-classified stock award compensation	—	—	3,098,000	—	—	—	3,098,000
Proceeds from exercises of stock options	16,700	2,000	466,000	—	—	—	468,000
Proceeds from issuance of employee stock purchase plan shares	36,168	4,000	686,000	—	—	—	690,000
Issuance of restricted stock, net	3,319	—	—	—	—	—	—
Net settlement of stock-based awards	109,405	11,000	(3,498,000)	—	—	—	(3,487,000)
Common stock issued for acquisition of CGC Technology Limited ("CGC")	323,504	32,000	11,543,000	—	—	—	11,575,000
Cash dividends declared ($0.30 per share)	—	—	—	(7,326,000)	—	—	(7,326,000)
Accrual of dividend equivalents, net ($0.30 per share)	—	—	—	(169,000)	—	—	(169,000)
Net income	—	—	—	5,894,000	—	—	5,894,000
Balance as of April 30, 2020	39,765,257	$3,977,000	$564,965,000	$418,732,000	15,033,317	$(441,849,000)	$545,825,000

See accompanying notes to condensed consolidated financial statements. (Continued)

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended April 30,
	2020	2019
Cash flows from operating activities:
Net income	$5,894,000	18,906,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	8,022,000	8,618,000
Amortization of intangible assets with finite lives	15,952,000	13,113,000
Amortization of stock-based compensation	3,098,000	3,356,000
Amortization of deferred financing costs	553,000	916,000
Estimated contract settlement costs	444,000	6,351,000
Write-off of deferred financing costs	—	3,217,000
Settlement of intellectual property litigation	—	(3,204,000)
Change in other liabilities	(3,100,000)	(23,000)
Loss on disposal of property, plant and equipment	3,000	40,000
(Benefit from) provision for allowance for doubtful accounts	(364,000)	854,000
Provision for excess and obsolete inventory	1,238,000	2,450,000
Deferred income tax expense	1,374,000	3,885,000
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	10,129,000	10,970,000
Inventories	(5,689,000)	(9,136,000)
Prepaid expenses and other current assets	(4,080,000)	(1,569,000)
Other assets	(20,000)	(34,000)
Accounts payable	6,748,000	(8,611,000)
Accrued expenses and other current liabilities	(78,000)	5,722,000
Contract liabilities	1,063,000	1,333,000
Other liabilities, non-current	303,000	377,000
Interest payable	(307,000)	69,000
Income taxes payable	(2,176,000)	(3,757,000)
Net cash provided by operating activities	39,007,000	53,843,000
Cash flows from investing activities:
Payment for acquisition of CGC, net of cash acquired	(11,165,000)	—
Payment for acquisition of Solacom, net of cash acquired	—	(25,883,000)
Payment for acquisition of the GD NG-911 business	—	(10,000,000)
Payment for acquisition of NG-911 Inc.	(781,000)	—
Purchases of property, plant and equipment	(4,420,000)	(6,388,000)
Net cash used in investing activities	(16,366,000)	(42,271,000)
Cash flows from financing activities:
Net (payments) borrowings of long-term debt under Credit Facility	(5,600,000)	173,500,000
Net payments under Revolving Loan portion of Prior Credit Facility	—	(48,603,000)
Repayment of debt under Term Loan portion of Prior Credit Facility	—	(120,121,000)
Remittance of employees' statutory tax withholdings for stock awards	(5,274,000)	(5,032,000)
Cash dividends paid	(7,553,000)	(7,381,000)
Payment of deferred financing costs	—	(1,813,000)
Repayment of principal amounts under finance lease and other obligations	(314,000)	(1,189,000)
Proceeds from issuance of employee stock purchase plan shares	690,000	709,000
Payment of shelf registration costs	—	(148,000)
Proceeds from exercises of stock options	468,000	174,000
Net cash used in financing activities	(17,583,000)	(9,904,000)
Net increase in cash and cash equivalents	5,058,000	1,668,000
Cash and cash equivalents at beginning of period	45,576,000	43,484,000
Cash and cash equivalents at end of period	$50,634,000	45,152,000
See accompanying notes to condensed consolidated financial statements. (Continued)

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)
	Nine months ended April 30,
	2020	2019
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$4,546,000	5,853,000
Income taxes, net	$2,330,000	1,582,000

Non-cash investing and financing activities:
Reclass of finance lease right-of-use assets to property, plant and equipment	$698,000	—
Cash dividends declared but unpaid (including dividend equivalents)	$2,635,000	2,653,000
Accrued additions to property, plant and equipment	$1,201,000	1,248,000
Common stock issued for acquisitions	$11,575,000	5,606,000
Accruals related to acquisitions	$4,020,000	—

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and its subsidiaries ("Comtech," "we," "us," or "our") as of and for the three and nine months ended April 30, 2020 and 2019 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Impact of Coronavirus Disease 2019 ("COVID-19") on Our Business

Our third quarter of fiscal 2020, running from February 1 through April 30, 2020, corresponded precisely with the period in which worldwide restrictions on business activities were in force due to COVID-19, which was declared a pandemic by the World Health Organization in March 2020 and a national emergency by the U.S. government. As a result, we experienced significant order delays and lower net sales. In response, we implemented a variety of cost saving measures, including reducing global headcount by approximately 10%, reducing salaries, suspending merit increases and eliminating certain discretionary expenses. Severance costs relating to these actions were not material and cost reduction efforts continue.

Although we are deemed an essential business by the U.S. government, for the safety of our employees, customers, partners and suppliers, we have implemented remote working arrangements, curtailed most business travel, and established social distancing safeguards at our facilities. We expect that such precautions will remain in effect for as long as government advisories recommend.

Although the COVID-19 pandemic is by no means over and a second wave of COVID-19 could again alter the business landscape, we believe that the pandemic’s worst impact on our business is largely behind us. Our long-term fundamentals remain strong, as we believe we are well-positioned for growth as business conditions meaningfully improve.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The acquisition had an aggregate purchase price for accounting purposes of $32,934,000, of which $27,328,000 was settled in cash and $5,606,000 was settled with the issuance of 208,669 shares of Comtech’s common stock. The fair value of consideration transferred in connection with this acquisition was $31,489,000, which was net of $1,445,000 of cash acquired. The cash portion of the purchase price was funded principally through borrowings under our Credit Facility. We accounted for the acquisition of Solacom under the acquisition method of accounting in accordance with FASB ASC 805, "Business Combinations" ("ASC 805"). The purchase price was allocated to the assets acquired and liabilities assumed, based on their fair value as of February 28, 2019, pursuant to the business combination accounting rules and was finalized as of January 31, 2020. Acquisition plan expenses were not included as a component of consideration transferred and were expensed in the period incurred. Pro forma financial information was not disclosed, as the acquisition was not material.

GD NG-911 Business

On April 29, 2019, we completed the acquisition of a state and local government NG-911 business pursuant to the Asset Purchase Agreement, dated as of April 29, 2019, by and among General Dynamics Information Technology, Inc., Comtech and Comtech NextGen LLC, a Delaware limited liability company and indirect, wholly-owned subsidiary of Comtech. The acquisition of this NG-911 business (the "GD NG-911 business") had a final cash purchase price of $11,013,000. In connection with this acquisition, we also announced an award of a five-year contract to develop, implement and operate a NG-911 emergency communications system for a Northeastern state. Immediately after our announcement of this acquisition, we hired approximately sixty GD NG-911 employees and completed the integration of this business into our Commercial Solutions segment’s public safety and location technologies product line. The acquisition, contract award and hiring of talented employees are expected to strengthen Comtech’s position in the growing NG-911 solutions market. We accounted for the acquisition of this business under the acquisition method of accounting in accordance with FASB ASC 805. The purchase price was allocated to the assets acquired and liabilities assumed, based on their fair value as of April 29, 2019, pursuant to the business combination accounting rules and was finalized as of April 29, 2020. Acquisition plan expenses were not included as a component of consideration transferred and were expensed in the period incurred. Pro forma financial information is not disclosed, as the acquisition is not material.

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

We are accounting for the acquisition of CGC under the acquisition method of accounting in accordance with FASB ASC 805. The purchase price was allocated to the assets acquired and liabilities assumed, based on their preliminary fair value as of January 27, 2020, pursuant to the business combination accounting rules. Acquisition plan expenses were not included as a component of consideration transferred and were expensed in the period incurred. Our condensed consolidated statements of operations for the three and nine months ended April 30, 2020 include a nominal amount of revenue contribution from CGC. Pro forma financial information is not disclosed, as the acquisition is not material.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in connection with the CGC acquisition:

	Purchase Price Allocation (1)	Measurement Period Adjustments	Purchase Price Allocation (as adjusted)
Payable in cash	$12,075,000	—	$12,075,000
Payable in common stock issued by Comtech	11,575,000	—	11,575,000
Preliminary purchase price at fair value	$23,650,000	—	$23,650,000
Preliminary allocation of aggregate purchase price:
Cash and cash equivalents	$160,000	—	$160,000
Current assets	3,336,000	1,054,000	4,390,000
Property, plant and equipment	1,457,000	—	1,457,000
Operating lease assets	924,000	—	924,000
Deferred tax assets, non-current	588,000	487,000	1,075,000
Contract liabilities	—	(6,890,000)	(6,890,000)
Accrued warranty obligations	(1,000,000)	—	(1,000,000)
Other current liabilities	(7,060,000)	862,000	(6,198,000)
Non-current liabilities	(1,329,000)	—	(1,329,000)
Net tangible liabilities at preliminary fair value	$(2,924,000)	(4,487,000)	$(7,411,000)
Identifiable intangibles, deferred taxes and goodwill:				Estimated Useful Lives
Technology	$5,000,000	—	$5,000,000	20 years
Customer relationships	7,000,000	(500,000)	6,500,000	15 years
Trade name	800,000	—	800,000	5 years
Deferred tax liabilities	(2,176,000)	85,000	(2,091,000)
Goodwill	15,950,000	4,902,000	20,852,000	Indefinite
Preliminary allocation of aggregate purchase price	$23,650,000	—	$23,650,000

(1) As reported in the Company's Quarterly Report on Form 10-Q for the six months ended January 31, 2020.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

UHP Networks Inc.

In November 2019, we entered into an agreement to acquire UHP Networks Inc. and its sister company (together, "UHP"), a leading provider of innovative and disruptive satellite ground station solutions. In June 2020, we agreed with UHP to amend the terms of the agreement. Under the amended purchase agreement, the total aggregate purchase price has been reduced by approximately 24% from $50,000,000 to $38,000,000 (of which we anticipate $5,000,000 to be paid in cash with the remaining balance payable in Comtech common stock, cash, or a combination of both, as we may elect at the time of closing). We believe that our acquisition of UHP will be a significant step in enhancing our solutions offerings for the satellite ground station market. The transaction is subject to customary closing conditions, including necessary regulatory approval to allow us to purchase UHP's sister company which is headquartered in Moscow.

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

In connection with the acquisition of Gilat, we expect to incur transaction related expenses including certain compensatory and other merger related payments, professional fees and debt related costs. We preliminarily estimate that these expenses will approximate $31,678,000, some of which were expensed as of April 30, 2020, others to be expensed upon closing, and others to be expensed over time following the closing or capitalized in accordance with purchase accounting rules. Pursuant to accounting rules, the acquisition is expected to result in a material increase in annual amortization expense related to intangibles and possible other fair value adjustments.

Our acquisition of Gilat remains subject to certain conditions to closing, including regulatory approval in Russia. In May 2020, we received notification from the Federal Antimonopoly Service of the Russian Federation that it was extending the review period for our application pending a decision under the Foreign Investment Law to determine whether approval is required from the Chairman of the Russian Government Commission for Supervising Foreign Investments.

NG-911, Inc.

On February 21, 2020, we completed our acquisition of NG-911, Inc. (“NG-911”), a privately-held company based in Iowa, Illinois and Missouri, pursuant to a stock purchase agreement dated December 27, 2019. NG-911 is a pioneer in providing next generation 911 solutions, including those designed by Comtech Solacom Technologies, Inc., to public safety agencies in the Midwest. Of the $1,188,000 total purchase price, $781,000 was paid in cash at closing, with the remaining $407,000 subject to an earn-out payable over a five-year period, subject to customary post-closing adjustments. The acquisition allows us to cost-effectively expand sales of our industry leading Solacom Guardian call management solutions for public safety. Pro forma financial information was not disclosed, as the acquisition was not material.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(3)    Adoption of Accounting Standards and Updates

We are required to prepare our condensed consolidated financial statements in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") which is the source for all authoritative U.S. generally accepted accounting principles, which is commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs"). During the nine months ended April 30, 2020, we adopted:

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

•
FASB ASU No. 2018-07, which expands the scope of ASC 718 to include certain share-based payment transactions for acquiring goods and services from nonemployees. On August 1, 2019, we adopted this ASU. Our adoption did not have any impact on our condensed consolidated financial statements and disclosures, as we did not have any outstanding share-based awards with nonemployees that required remeasurement.

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

	Three months ended April 30,		Nine months ended April 30,
	2020	2019	2020	2019
United States
U.S. government	30.7%	38.9%	38.1%	42.7%
Domestic	45.0%	34.7%	38.8%	32.7%
Total United States	75.7%	73.6%	76.9%	75.4%
International	24.3%	26.4%	23.1%	24.6%
Total	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Except for the U.S. government, there were no customers that represented more than 10.0% of consolidated net sales during the three and nine months ended April 30, 2020 and 2019. International sales include sales to U.S. domestic companies for inclusion in products that are sold to international customers. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10.0% of consolidated net sales for the three and nine months ended April 30, 2020 and 2019.

The following tables summarize our disaggregation of revenue consistent with information reviewed by our chief operating decision-maker ("CODM") for the three and nine months ended April 30, 2020 and 2019. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors which impact our business:

	Three months ended April 30, 2020			Nine months ended April 30, 2020
	Commercial Solutions	Government Solutions	Total	Commercial Solutions	Government Solutions	Total
Geographical region and customer type
U.S. government	$7,230,000	34,268,000	$41,498,000	$41,167,000	136,941,000	$178,108,000
Domestic	51,499,000	9,314,000	60,813,000	158,856,000	22,588,000	181,444,000
Total United States	58,729,000	43,582,000	102,311,000	200,023,000	159,529,000	359,552,000
International	19,582,000	13,228,000	32,810,000	68,724,000	38,766,000	107,490,000
Total	$78,311,000	56,810,000	$135,121,000	$268,747,000	198,295,000	$467,042,000
Contract type
Firm fixed price	$77,553,000	39,079,000	$116,632,000	$265,318,000	128,677,000	$393,995,000
Cost reimbursable	758,000	17,731,000	18,489,000	3,429,000	69,618,000	73,047,000
Total	$78,311,000	56,810,000	$135,121,000	$268,747,000	198,295,000	$467,042,000
Transfer of control
Point in time	$25,730,000	32,193,000	$57,923,000	$106,464,000	98,653,000	$205,117,000
Over time	52,581,000	24,617,000	77,198,000	162,283,000	99,642,000	261,925,000
Total	$78,311,000	56,810,000	$135,121,000	$268,747,000	198,295,000	$467,042,000

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

The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on our Condensed Consolidated Balance Sheet. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. For certain contracts with provisions that are intended to protect customers in the event we do not satisfy our performance obligations, billings occur subsequent to revenue recognition, resulting in unbilled receivables. Contract assets increased $824,000 due to business combinations discussed in Note (2) - “Acquisitions.” Under ASC 606, unbilled receivables constitute contract assets. There were no material impairment losses recognized on contract assets during the nine months ended April 30, 2020 and 2019, respectively. On large long-term contracts, and for contracts with international customers that do not do business with us regularly, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract. Under the typical payment terms for our contracts accounted for at a point in time, costs are accumulated in inventory until the time of billing, which generally coincides with revenue recognition. Contract liabilities increased $6,208,000 due to business combinations discussed in Note (2) - “Acquisitions.” Of the contract liability balance at July 31, 2019 and August 1, 2018, $31,000,000 and $30,061,000 was recognized as revenue during the nine months ended April 30, 2020 and 2019, respectively.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under indefinite delivery / indefinite quantity ("IDIQ") contracts. As of April 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $640,702,000 (which represents the amount of our consolidated backlog). We estimate that a substantial portion of our remaining performance obligations at April 30, 2020 will be completed and recognized as revenue during the next twenty-four month period, with the rest thereafter. During the three and nine months ended April 30, 2020, revenue recognized from performance obligations satisfied, or partially satisfied, in previous periods (for example due to changes in the transaction price) was not material.

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

As of April 30, 2020 and July 31, 2019, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

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

There were no repurchases of our common stock during the three or nine months ended April 30, 2020 or 2019. See Note (18) - "Stockholders’ Equity" for more information.

Weighted average stock options, RSUs and restricted stock outstanding of 1,440,000 and 1,674,000 for the three months ended April 30, 2020 and 2019, respectively, and 642,000 and 1,103,000 for the nine months ended April 30, 2020 and 2019, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 203,000 and 246,000 weighted average performance shares outstanding for the three months ended April 30, 2020 and 2019, respectively, and 201,000 and 242,000 for the nine months ended April 30, 2020 and 2019, respectively, as the performance conditions have not yet been satisfied. However, net income (the numerator) for EPS calculations for each respective period, is reduced by the compensation expense related to these awards.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended April 30,		Nine months ended April 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income for basic calculation	$(3,989,000)	7,612,000	$5,894,000	18,906,000
Numerator for diluted calculation	$(3,989,000)	7,612,000	$5,894,000	18,906,000

Denominator:
Denominator for basic calculation	24,982,000	24,192,000	24,730,000	24,074,000
Effect of dilutive securities:
Stock-based awards	—	138,000	162,000	189,000
Denominator for diluted calculation	24,982,000	24,330,000	24,892,000	24,263,000

(7)    Accounts Receivable

Accounts receivable consist of the following at:

	April 30, 2020	July 31, 2019
Receivables from commercial and international customers	$76,909,000	85,556,000
Unbilled receivables from commercial and international customers	17,919,000	20,469,000
Receivables from the U.S. government and its agencies	40,687,000	38,856,000
Unbilled receivables from the U.S. government and its agencies	4,202,000	2,018,000
Total accounts receivable	139,717,000	146,899,000
Less allowance for doubtful accounts	1,830,000	1,867,000
Accounts receivable, net	$137,887,000	145,032,000

Unbilled receivables as of April 30, 2020 relate to contracts-in-progress for which revenue has been recognized, but for which we have not yet earned the right to bill the customer for work performed to date. Under ASC 606, unbilled receivables constitute contract assets. Management estimates that substantially all amounts not yet billed at April 30, 2020 will be billed and collected within one year.

As of April 30, 2020, the U.S. government (and its agencies) and Verizon Communications Inc. (through various divisions and, collectively, “Verizon”) represented 32.1% and 10.2%, respectively, of total accounts receivable. As of July 31, 2019, except for the U.S. government (and its agencies), which represented 27.8%, there were no other customers which accounted for greater than 10.0% of total accounts receivable.

(8)    Inventories

Inventories consist of the following at:

	April 30, 2020	July 31, 2019
Raw materials and components	$60,203,000	53,959,000
Work-in-process and finished goods	38,070,000	40,576,000
Total inventories	98,273,000	94,535,000
Less reserve for excess and obsolete inventories	18,850,000	19,696,000
Inventories, net	$79,423,000	74,839,000

As of April 30, 2020 and July 31, 2019, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $6,410,000 and $4,053,000, respectively, and the amount of inventory related to contracts from third-party commercial customers who outsource their manufacturing to us was $1,606,000 and $1,513,000, respectively.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(9)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	April 30, 2020	July 31, 2019
Accrued wages and benefits	$23,473,000	23,295,000
Accrued contract costs	12,383,000	15,007,000
Accrued warranty obligations	15,504,000	15,968,000
Accrued legal costs	2,880,000	2,835,000
Accrued commissions and royalties	4,131,000	5,114,000
Other	25,190,000	16,365,000
Accrued expenses and other current liabilities	$83,561,000	78,584,000

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

Accrued warranty obligations as of April 30, 2020 relate to estimated liabilities for assurance-type warranty coverage that we provide to our customers. We generally provide warranty coverage for some of our products for a period of at least one year from the date of delivery. We record a liability for estimated warranty expense based on historical claims, product failure rates, consideration of contractual obligations, future costs to resolve software issues and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Changes in our accrued warranty obligations during the nine months ended April 30, 2020 and 2019 were as follows:

	Nine months ended April 30,
	2020	2019
Balance at beginning of period	$15,968,000	11,738,000
Reclass to contract liabilities (see below)	—	(1,679,000)
Provision for warranty obligations	1,628,000	1,320,000
Additions (in connection with acquisitions)	1,000,000	6,431,000
Charges incurred	(3,394,000)	(4,828,000)
Warranty settlement and reclass (see below)	302,000	1,281,000
Balance at end of period	$15,504,000	14,263,000

On August 1, 2018, in connection with our adoption of ASC 606, $1,679,000 of accrued warranty obligations presented in the above table were reclassified to contract liabilities, as they represented deferred revenue related to service-type warranty performance obligations.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Our current accrued warranty obligations at April 30, 2020 and July 31, 2019 include $2,604,000 and $3,999,000, respectively, of warranty obligations for a small product line that we refer to as the TCS 911 call handling software solution. This solution was licensed to customers prior to our acquisition of TeleCommunication Systems, Inc. ("TCS"). During the fiscal year ended July 31, 2018, we entered into a full and final warranty settlement with AT&T, the largest customer/distributor of this product line, pursuant to which we issued thirty-six credits to AT&T of $153,000 which AT&T can apply on a monthly basis to purchases of solutions from us, beginning October 2017 through September 2020. As of April 30, 2020, the total present value of these monthly credits is $748,000, all of which is included in our current accrued warranty obligations on our Condensed Consolidated Balance Sheet.

In connection with our acquisition of Solacom, the GD NG-911 business and CGC, we assumed warranty obligations related to certain contracts acquired. See Note (2) - "Acquisitions" for further information pertaining to these acquisitions.

(10)	Prior Period Cost Reduction Actions

During the first quarter of fiscal 2019, we took steps to improve our future operating results and successfully consolidated our Government Solutions segment’s manufacturing facility located in Tampa, Florida with another facility that we maintain in Orlando, Florida. In doing so, during the nine months ended April 30, 2019, we recorded $1,373,000 of facility exit costs in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations. As discussed further in Note (12) - "Leases," on August 1, 2019, we adopted Topic 842 and, as required by the new standard, reclassified $568,000 of estimated facility exit costs to the current portion of operating lease liabilities.

During the second quarter of fiscal 2019, we began an evaluation and repositioning of our public safety and location technologies solutions in order to focus on providing higher margin solution offerings. To-date, we have ceased offering certain solutions, have worked with customers to wind-down certain legacy contracts and have not renewed certain contracts. In connection with this evaluation and repositioning, we recorded estimated contract settlement costs of $2,465,000 and $6,351,000 for the three and nine months ended April 30, 2019, respectively.

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

The proceeds of the Credit Facility were used, in part, to repay in full the outstanding borrowings under the Prior Credit Facility, and additional proceeds of the Credit Facility are expected to be used by us for working capital and other general corporate purposes. As of April 30, 2020, the amount outstanding under our Credit Facility was $159,400,000, which is reflected in the non-current portion of long-term debt on our Condensed Consolidated Balance Sheet. At April 30, 2020, we had $2,672,000 of standby letters of credit outstanding under our Credit Facility related to guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During the nine months ended April 30, 2020, we had outstanding balances under the Credit Facility ranging from $137,000,000 to $174,000,000.

As of April 30, 2020, total net deferred financing costs related to the Credit Facility were $2,575,000 and are being amortized over the term of our Credit Facility through October 31, 2023.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Interest expense related to our Credit Facility, including amortization of deferred financing costs, recorded during the three months ended April 30, 2020 and 2019 was $1,470,000 and $2,067,000, respectively. Interest expense related to our credit facilities, including amortization of deferred financing costs, recorded during the nine months ended April 30, 2020 and 2019 was $4,795,000 and $6,780,000, respectively. The amount for the nine months ended April 30, 2019 relates to both our Prior Credit Facility and our existing Credit Facility. Our blended interest rate approximated 3.73% and 5.00%, respectively, for the three months ended April 30, 2020 and 2019, and approximated 4.24% and 5.36%, respectively, for the nine months ended April 30, 2020 and 2019.

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

As of April 30, 2020, our Secured Leverage Ratio was 1.93x TTM Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of April 30, 2020 was 13.37x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA. Given our expected future business performance, we anticipate maintaining compliance with the terms and financial covenants in our Credit Facility for the foreseeable future.

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

Certain of our facility lease agreements (which are classified as operating leases) contain rent holidays or rent escalation clauses. For rent holidays and rent escalation clauses during the lease term, we record rental expense on a straight-line basis over the term of the lease. As of April 30, 2020, none of our leases contained a residual value guarantee and covenants included in our lease agreements are customary for the types of facilities and equipment being leased.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The components of lease expense are as follows:

	Three months ended April 30, 2020	Nine months ended April 30, 2020
Finance lease expense:
Amortization of ROU assets	$—	$152,000
Interest on lease liabilities	—	3,000
Operating lease expense	2,733,000	8,069,000
Short-term lease expense	798,000	2,539,000
Variable lease expense	1,004,000	3,013,000
Sublease income	(5,000)	(5,000)
Total lease expense	$4,530,000	$13,771,000

Additional information related to leases is as follows:

Nine months ended April 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases - Operating cash outflows	$8,681,000
Finance leases - Operating cash outflows	3,000
Finance leases - Financing cash outflows	300,000
ROU assets obtained in the exchange for lease liabilities (non-cash):
Operating leases	$3,096,000

The following table is a reconciliation of future cash flows relating to operating lease liabilities presented on our Condensed Consolidated Balance Sheet as of April 30, 2020:

Operating
Remaining portion of fiscal 2020	$2,666,000
Fiscal 2021	9,116,000
Fiscal 2022	7,730,000
Fiscal 2023	6,231,000
Fiscal 2024	4,878,000
Thereafter	7,013,000
Total future undiscounted cash flows	37,634,000
Less: Present value discount	3,289,000
Lease liabilities	$34,345,000

Weighted-average remaining lease terms (in years)	4.71
Weighted-average discount rate	4.04%

We lease our Melville, New York production facility from a partnership controlled by our CEO and Chairman. Lease payments made during the nine months ended April 30, 2020 were $486,000. The current lease provides for our use of the premises as they exist through December 2021 with an option for an additional ten years. The annual rent of the facility for calendar year 2020 is $657,000 and is subject to customary adjustments. We have a right of first refusal in the event of a sale of the facility.

As of April 30, 2020, we do not have any rental commitments that have not commenced.

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
*Not applicable for operating leases

(13)    Income Taxes

At April 30, 2020 and July 31, 2019, total unrecognized tax benefits were $8,309,000 and $7,215,000, respectively, including interest of $73,000 and $12,000, respectively. At April 30, 2020 and July 31, 2019, $2,316,000 and $325,000, respectively, of our unrecognized tax benefits were recorded as non-current income taxes payable on our Condensed Consolidated Balance Sheets. The remaining unrecognized tax benefits of $5,993,000 and $6,890,000 at April 30, 2020 and July 31, 2019, respectively, were presented as an offset to the associated non-current deferred tax assets on our Condensed Consolidated Balance Sheets. Of the total unrecognized tax benefits, $7,663,000 and $6,670,000, at April 30, 2020 and July 31, 2019, respectively, net of the reversal of the federal benefit recognized as a deferred tax asset relating to state reserves, would favorably impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our condensed consolidated financial statements. We do not expect that there will be any significant changes to our total unrecognized tax benefits within the next twelve months.

Our federal income tax returns for fiscal 2017 through 2019 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2015 are subject to audit. None of TCS's state income tax returns prior to calendar year 2015 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

As of April 30, 2020, the aggregate number of shares of common stock which may be issued, pursuant to the Plan, may not exceed 10,962,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and employee purchases under the ESPP with the issuance of new shares of our common stock.

As of April 30, 2020, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 8,568,523 shares (net of 4,191,578 expired and canceled awards), of which an aggregate of 6,525,623 have been exercised or settled.

As of April 30, 2020, the following stock-based awards, by award type, were outstanding:

April 30, 2020
Stock options	1,139,675
Performance shares	215,234
RSUs and restricted stock	448,311
Share units	239,680
Total	2,042,900

Our ESPP provides for the issuance of up to 1,050,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance. Through April 30, 2020, we have cumulatively issued 823,219 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended April 30,		Nine months ended April 30,
	2020	2019	2020	2019
Cost of sales	$45,000	52,000	$164,000	170,000
Selling, general and administrative expenses	878,000	1,004,000	2,715,000	2,960,000
Research and development expenses	58,000	63,000	219,000	226,000
Stock-based compensation expense before income tax benefit	981,000	1,119,000	3,098,000	3,356,000
Estimated income tax benefit	(204,000)	(244,000)	(664,000)	(732,000)
Net stock-based compensation expense	$777,000	875,000	$2,434,000	2,624,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At April 30, 2020, unrecognized stock-based compensation of $9,153,000, net of estimated forfeitures of $1,065,000, is expected to be recognized over a weighted average period of 3.0 years. Total stock-based compensation capitalized and included in ending inventory at both April 30, 2020 and July 31, 2019 was $48,000. There are no liability-classified stock-based awards outstanding as of April 30, 2020 or July 31, 2019.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Stock-based compensation expense (benefit), by award type, is summarized as follows:

	Three months ended April 30,		Nine months ended April 30,
	2020	2019	2020	2019
Stock options	$39,000	174,000	$203,000	526,000
Performance shares	412,000	374,000	1,185,000	1,166,000
RSUs and restricted stock	477,000	515,000	1,850,000	1,630,000
ESPP	53,000	56,000	170,000	164,000
Share units	—	—	(310,000)	(130,000)
Stock-based compensation expense before income tax benefit	981,000	1,119,000	3,098,000	3,356,000
Estimated income tax benefit	(204,000)	(244,000)	(664,000)	(732,000)
Net stock-based compensation expense	$777,000	875,000	$2,434,000	2,624,000

ESPP stock-based compensation expense primarily relates to the 15% discount offered to participants in the ESPP. During the nine months ended April 30, 2020 and 2019, we recorded benefits of $310,000 and $130,000, respectively, which primarily represents the recoupment of certain share units.

The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability on our Condensed Consolidated Balance Sheet as of April 30, 2020 and July 31, 2019. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

Stock Options

The following table summarizes the Plan's activity during the nine months ended April 30, 2020:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2019	1,555,555	$28.72
Exercised	(51,460)	28.45
Expired/canceled	(800)	27.35
Outstanding at October 31, 2019	1,503,295	28.73
Expired/canceled	(100)	28.35
Exercised	(233,330)	28.90
Outstanding at January 31, 2020	1,269,865	28.70
Exercised	(1,000)	28.84
Expired/canceled	(129,190)	29.18
Outstanding at April 30, 2020	1,139,675	$28.65	3.08	$—

Exercisable at April 30, 2020	1,079,985	$28.74	2.96	$—

Vested and expected to vest at April 30, 2020	1,116,541	$28.68	3.04	$—

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Stock options outstanding as of April 30, 2020 have exercise prices ranging from $20.90 - $33.94, representing the fair market value of our common stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years. The total intrinsic value relating to stock options exercised during the three and nine months ended April 30, 2020 was $5,000 and $1,869,000, respectively. There were no stock options exercised during the three months ended April 30, 2019. The total intrinsic value relating to stock options exercised during the nine months ended April 30, 2019 was $561,000.

During the nine months ended April 30, 2020 and 2019, at the election of certain holders of vested stock options, 269,090 and 72,830, respectively, of stock options were net settled upon exercise. As a result, 27,992 and 9,345 shares of our common stock were issued during the nine months ended April 30, 2020 and 2019, respectively, net of shares retained to satisfy the exercise price and minimum statutory tax withholding requirements.

Performance Shares, RSUs, Restricted Stock and Share Unit Awards

The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2019	954,676	$22.40
Granted	219,425	27.69
Settled	(199,466)	16.80
Forfeited	(41,080)	21.00
Outstanding at October 31, 2019	933,555	24.91
Settled	(527)	11.40
Forfeited	(1,836)	23.95
Outstanding at January 31, 2020	931,192	24.92
Granted	5,064	21.64
Settled	(3,884)	23.26
Forfeited	(29,147)	23.40
Outstanding at April 30, 2020	903,225	$24.96	$16,719,000

Vested at April 30, 2020	326,186	$24.93	$6,038,000

Vested and expected to vest at April 30, 2020	860,595	$25.12	$15,930,000

The total intrinsic value relating to fully-vested awards settled during the three and nine months ended April 30, 2020 was $70,000 and $5,895,000, respectively. The total intrinsic value relating to fully-vested awards settled during the three and nine months ended April 30, 2019 was $28,000 and $4,252,000, respectively.

The performance shares granted to employees since fiscal 2014 principally vest over a three-year performance period, if pre-established performance goals are attained or as specified pursuant to the Plan and related agreements. As of April 30, 2020, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Share units granted prior to July 31, 2017 were vested when issued and are convertible into shares of our common stock, generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain circumstances. Share units granted on or after July 31, 2017 were granted to certain employees in lieu of non-equity incentive compensation and are convertible into shares of our common stock on the one-year anniversary of the respective grant date. Cumulatively through April 30, 2020, 431,142 share units granted have been settled.

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

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of settlement of the underlying award. During the three and nine months ended April 30, 2020, we accrued $56,000 and $169,000, respectively, of dividend equivalents (net of forfeitures) and paid out $1,000 and $287,000, respectively. Accrued dividend equivalents were recorded as a reduction to retained earnings. As of April 30, 2020 and July 31, 2019, accrued dividend equivalents were $659,000 and $777,000, respectively.

With respect to the actual settlement of stock-based awards for income tax reporting, during the three and nine months ended April 30, 2020, we recorded a $122,000 income tax expense and a $349,000 income tax benefit, respectively, and during the three and nine months ended April 30, 2019, we recorded an income tax benefit of $52,000 and $505,000, respectively. Such income tax expense generally relates to the reversal of deferred tax assets associated with expired and unexercised stock-based awards and any net income tax shortfalls upon settlement. Such income tax benefit generally relates to any net excess income tax benefits upon settlement.

In May 2020, we granted non-qualified stock options under the Plan for an aggregate 342,300 shares of our common stock. The total estimated fair value of such options, net of estimated forfeitures, is $2,800,000. The options vest over a five-year period and expire ten years after the date of grant.

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

Operating segment information, along with a reconciliation of segment net income (loss) and consolidated net income to Adjusted EBITDA is presented in the tables below:

	Three months ended April 30, 2020
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$78,311,000	56,810,000	—	$135,121,000
Operating income (loss)	$4,041,000	4,194,000	(11,371,000)	$(3,136,000)

Net income (loss)	$3,462,000	4,253,000	(11,704,000)	$(3,989,000)
Provision for (benefit from) income taxes	481,000	(65,000)	(1,175,000)	(759,000)
Interest (income) and other	89,000	—	19,000	108,000
Interest expense	9,000	6,000	1,489,000	1,504,000
Amortization of stock-based compensation	—	—	981,000	981,000
Amortization of intangibles	4,313,000	1,204,000	—	5,517,000
Depreciation	1,993,000	447,000	210,000	2,650,000
Estimated contract settlement costs	476,000	—	—	476,000
Acquisition plan expenses	701,000	—	5,282,000	5,983,000
Adjusted EBITDA	$11,524,000	5,845,000	(4,898,000)	$12,471,000

Purchases of property, plant and equipment	$1,263,000	531,000	118,000	$1,912,000
Long-lived assets acquired in connection with the acquisitions	$4,023,000	4,402,000	—	$8,425,000
Total assets at April 30, 2020	$663,455,000	235,739,000	52,538,000	$951,732,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Three months ended April 30, 2019
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$89,600,000	80,848,000	—	$170,448,000
Operating income (loss)	$8,126,000	10,053,000	(6,883,000)	$11,296,000

Net income (loss)	$8,086,000	10,073,000	(10,547,000)	$7,612,000
Provision for income taxes	10,000	—	1,537,000	1,547,000
Interest (income) and other	9,000	(21,000)	(10,000)	(22,000)
Interest expense	21,000	1,000	2,137,000	2,159,000
Amortization of stock-based compensation	—	—	1,119,000	1,119,000
Amortization of intangibles	3,692,000	844,000	—	4,536,000
Depreciation	2,374,000	367,000	177,000	2,918,000
Estimated contract settlement costs	2,465,000	—	—	2,465,000
Acquisition plan expenses	—	—	1,704,000	1,704,000
Adjusted EBITDA	$16,657,000	11,264,000	(3,883,000)	$24,038,000

Purchases of property, plant and equipment	$1,730,000	296,000	181,000	$2,207,000
Long-lived assets acquired in connection with the acquisitions	$60,451,000	—	—	$60,451,000
Total assets at April 30, 2019	$665,499,000	200,442,000	37,546,000	$903,487,000

	Nine months ended April 30, 2020
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$268,747,000	198,295,000	—	$467,042,000
Operating income (loss)	$26,501,000	16,280,000	(30,423,000)	$12,358,000

Net income (loss)	$26,031,000	16,364,000	(36,501,000)	$5,894,000
Provision for (benefit from) income taxes	382,000	(65,000)	1,186,000	1,503,000
Interest (income) and other	62,000	(26,000)	1,000	37,000
Interest expense	26,000	7,000	4,891,000	4,924,000
Amortization of stock-based compensation	—	—	3,098,000	3,098,000
Amortization of intangibles	13,037,000	2,915,000	—	15,952,000
Depreciation	6,372,000	1,072,000	578,000	8,022,000
Estimated contract settlement costs	444,000	—	—	444,000
Acquisition plan expenses	701,000	—	13,696,000	14,397,000
Adjusted EBITDA	$47,055,000	20,267,000	(13,051,000)	$54,271,000

Purchases of property, plant and equipment	$3,178,000	956,000	286,000	$4,420,000
Long-lived assets acquired in connection with the acquisitions	$6,060,000	34,609,000	—	$40,669,000
Total assets at April 30, 2020	$663,455,000	235,739,000	52,538,000	$951,732,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Nine months ended April 30, 2019
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$254,308,000	241,117,000	—	$495,425,000
Operating income (loss)	$23,942,000	24,480,000	(17,420,000)	$31,002,000

Net income (loss)	$23,783,000	24,505,000	(29,382,000)	$18,906,000
Provision for income taxes	65,000	—	1,726,000	1,791,000
Interest (income) and other	32,000	(33,000)	(6,000)	(7,000)
Write-off of deferred financing costs	—	—	3,217,000	3,217,000
Interest expense	62,000	8,000	7,025,000	7,095,000
Amortization of stock-based compensation	—	—	3,356,000	3,356,000
Amortization of intangibles	10,581,000	2,532,000	—	13,113,000
Depreciation	6,898,000	1,113,000	607,000	8,618,000
Estimated contract settlement costs	6,351,000	—	—	6,351,000
Settlement of intellectual property litigation	—	—	(3,204,000)	(3,204,000)
Acquisition plan expenses	—	—	4,612,000	4,612,000
Facility exit costs	—	1,373,000	—	1,373,000
Adjusted EBITDA	$47,772,000	29,498,000	(12,049,000)	$65,221,000

Purchases of property, plant and equipment	$4,593,000	1,357,000	438,000	$6,388,000
Long-lived assets acquired in connection with the acquisitions	$60,451,000	—	—	$60,451,000
Total assets at April 30, 2019	$665,499,000	200,442,000	37,546,000	$903,487,000

Unallocated expenses result from corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs and also includes all of our amortization of stock-based compensation. During the three months ended April 30, 2020 and 2019, we recorded $5,983,000 and $1,704,000 of acquisition plan expenses, respectively. During the nine months ended April 30, 2020 and 2019, we recorded $14,397,000 and $4,612,000 of acquisition plan expenses, respectively. These expenses were recorded primarily in our unallocated expenses. See Note (2) - "Acquisitions" for further information. In addition, offsetting unallocated expenses for the nine months ended April 30, 2019 is a $3,204,000 benefit as a result of a favorable ruling issued by the U.S. Court of Appeals for the Federal Circuit related to a legacy TCS intellectual property matter.

Interest expense in the tables above relate to our Prior Credit Facility and Credit Facility, and includes the amortization of deferred financing costs. In addition, during the nine months ended April 30, 2019, we recorded a $3,217,000 loss from the write-off of deferred financing costs primarily related to the Term Loan Facility portion of our Prior Credit Facility. See Note (11) - "Credit Facility" for further discussion.

Intersegment sales for the three months ended April 30, 2020 and 2019 by the Commercial Solutions segment to the Government Solutions segment were $3,115,000 and $1,413,000, respectively. Intersegment sales for the nine months ended April 30, 2020 and 2019 by the Commercial Solutions segment to the Government Solutions segment were $6,876,000 and $14,515,000, respectively. There were nominal sales by the Government Solutions segment to the Commercial Solutions segment for these periods. All intersegment sales are eliminated in consolidation and are excluded from the tables above.

Unallocated assets at April 30, 2020 consist principally of cash and cash equivalents, income taxes receivable, corporate property, plant and equipment and deferred financing costs. Substantially all of our long-lived assets are located in the U.S.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(16)    Goodwill

The following table represents goodwill by reportable operating segment, including the changes in the net carrying value of goodwill during the nine months ended April 30, 2020:

	Commercial Solutions	Government Solutions	Total
Balance as of July 31, 2019	$251,296,000	59,193,000	$310,489,000
Change related to Solacom acquisition	(420,000)	—	(420,000)
Change related to GD NG-911 acquisition	4,556,000	—	4,556,000
Change related to CGC acquisition	—	20,852,000	20,852,000
Balance as of April 30, 2020	$255,432,000	80,045,000	$335,477,000

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

As of April 30, 2020, we considered both the potential short-term and long-term effects of the COVID-19 pandemic on our two reporting units with goodwill and whether such effects made it more-likely-than-not (i.e., a greater than 50.0% probability) that the fair values of our reporting units with goodwill would fall below their carrying values. Based upon our analysis, we have determined that none of our goodwill has been impaired as of April 30, 2020.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

However, it is possible that, during the remainder of fiscal 2020 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, or our common stock price could decline further. Such deterioration could be caused by uncertainty about the severity and length of the COVID-19 pandemic, and its impact on global business activity.

A significant decline in our customers' spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a quantitative assessment during the remainder of fiscal 2020 or beyond. If assumed net sales and cash flow projections are not achieved in future periods or our common stock price significantly declines from current levels, our Commercial Solutions and Government Solutions reporting units could be at risk of failing the quantitative assessment and goodwill assigned to the respective reporting units could be impaired.

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

(17)    Intangible Assets

Intangible assets with finite lives are as follows:

	As of April 30, 2020
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.4	$284,558,000	76,205,000	$208,353,000
Technologies	13.7	97,649,000	63,866,000	33,783,000
Trademarks and other	16.6	32,526,000	14,500,000	18,026,000
Total		$414,733,000	154,571,000	$260,162,000

	As of July 31, 2019
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.5	$276,834,000	66,484,000	$210,350,000
Technologies	12.7	92,649,000	59,522,000	33,127,000
Trademarks and other	16.7	31,026,000	12,613,000	18,413,000
Total		$400,509,000	138,619,000	$261,890,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the three months ended April 30, 2020 and 2019 was $5,517,000 and $4,536,000, respectively. Amortization expense for the nine months ended April 30, 2020 and 2019 was $15,952,000 and $13,113,000, respectively.

The estimated amortization expense consists of the following for the fiscal years ending July 31:

2020	$21,445,000
2021	21,040,000
2022	19,458,000
2023	19,458,000
2024	18,766,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

We review net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. In light of the COVID-19 pandemic, during the three months ended April 30, 2020, we evaluated whether our long-lived assets, including intangibles with finite lives, were impaired. Based on our assessment, we believe that the carrying values of our net intangible assets were recoverable as of April 30, 2020. However, if current poor business conditions further deteriorate, we may be required to record impairment losses in the future, which could increase the amortization of intangibles in our fourth quarter of fiscal 2020. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

(18)    Stockholders’ Equity

Sale of Common Stock
In December 2018, we filed a $400,000,000 shelf registration statement with the SEC for the sale of various types of securities, including debt. The shelf registration was declared effective by the SEC as of December 14, 2018. To date, we have not issued any securities pursuant to our $400,000,000 shelf registration statement.

Stock Repurchase Program
As of April 30, 2020 and June 3, 2020, we were authorized to repurchase up to an additional $8,664,000 of our common stock, pursuant to our current $100,000,000 stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. There were no repurchases made during the three or nine months ended April 30, 2020 or 2019.

Dividends
Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount that was established by our Board of Directors. On September 24, 2019, December 4, 2019 and March 4, 2020, our Board of Directors declared a dividend of $0.10 per common share, which were paid on November 15, 2019, February 14, 2020, and May 15, 2020, respectively. On June 3, 2020, our Board of Directors declared a dividend of $0.10 per common share, payable on August 14, 2020 to stockholders of record at the close of business on July 15, 2020.

Future dividends remain subject to compliance with financial covenants under our Credit Facility as well as Board approval.

(19)    Legal Proceedings and Other Matters

Legacy TCS 911 Call Handling Software Matter
In fiscal 2019, a customer that purchased a TCS 911 call handling software solution in December 2014 (which was more than one year prior to our acquisition of TCS) (the "TCS Legacy Customer") which claimed that it experienced several network outages and that it would seek indemnification for any claims made against it as a result of such outages. In September 2019, the customer filed a lawsuit in the Sixth Judicial Circuit Court of the State of South Dakota. TCS's contract to provide services to this customer expired in December 2019 and the amount of annual revenue generated from this customer was immaterial. We believe that TCS fully complied with its contractual requirements, that the customer's allegations were baseless, and that it was not entitled to a return of any amounts previously paid to TCS under the contract.

During the third quarter of fiscal 2020, an agreement was reached with this TCS Legacy Customer and the lawsuit was dismissed. Such agreement did not have a material impact on our condensed consolidated financial statements.

Separately, we also filed a lawsuit in March 2019 against a former employee and her new employer arising from such former employee's violation of her obligation to TCS of confidentiality, non-competition and non-solicitation of customers, including the TCS Legacy Customer. The former employee has responded with her own lawsuit against us. The ultimate resolution of this lawsuit is not expected to have any material negative impact on our condensed consolidated results of operations or financial position.

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

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include, among other things: the risk that the acquisitions of Gilat Satellite Networks Ltd. ("Gilat") and UHP Networks Inc. and its sister company (together, "UHP") may not be consummated for reasons including that the conditions precedent to the completion of these acquisitions may not be satisfied or the occurrence of any event, change or circumstance could give rise to the termination of the agreements; the risk that the regulatory approvals will not be obtained; the possibility that the expected synergies from recent or pending acquisitions will not be fully realized, or will not be realized within the anticipated time periods; the risk that acquired businesses will not be integrated with Comtech successfully; the possibility of disruption from recent or pending acquisitions, making it more difficult to maintain business and operational relationships or retain key personnel; the risk that Comtech will be unsuccessful in implementing a tactical shift in its Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for its niche products with higher margins; the nature and timing of our receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements, including the risks associated with expanding sales of Comtech's HeightsTM Network Platform ("HEIGHTS"); changing customer demands and or procurement strategies; changes in prevailing economic and political conditions; changes in the price of oil in global markets; changes in foreign currency exchange rates; risks associated with Comtech's legal proceedings, customer claims for indemnification, and other similar matters; risks associated with our obligations under our Credit Facility; risks associated with our large contracts; risks associated with the COVID-19 pandemic; and other factors described in this and our other filings with the Securities and Exchange Commission ("SEC").

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

We manage our business through two reportable operating segments:

•
Commercial Solutions - offers satellite ground station technologies (such as modems and amplifiers) and public safety and location technologies (such as 911 call routing and mapping solutions) to commercial customers and smaller government customers, such as state and local governments. This segment also serves certain large government customers (including the U.S. government) that have requirements for off-the-shelf commercial equipment.

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

Index

In fiscal 2020, we rebranded our operating segment product groups to better align with our end markets. Prior descriptions of these product lines were updated to reflect such changes.

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

Impairment of Goodwill and Other Intangible Assets. As of April 30, 2020, total goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $335.5 million (of which $255.4 million relates to our Commercial Solutions segment and $80.1 million relates to our Government Solutions segment). Additionally, as of April 30, 2020, net intangibles recorded on our Condensed Consolidated Balance Sheet aggregated $260.2 million (of which $212.4 million relates to our Commercial Solutions segment and $47.8 million relates to our Government Solutions segment). Each of our two operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

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

As of April 30, 2020, we considered both the potential short-term and long-term effects of the COVID-19 pandemic on our two reporting units with goodwill and whether such effects made it more-likely-than-not (i.e., a greater than 50.0% probability) that the fair values of our reporting units with goodwill would fall below their carrying values. Based upon our analysis, we have determined that none of our goodwill has been impaired as of April 30, 2020.

However, it is possible that, during the remainder of fiscal 2020 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, or our common stock price could decline further. Such deterioration could be caused by uncertainty about the severity and length of the COVID-19 pandemic, and its impact on global business activity.

A significant decline in our customers' spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a quantitative assessment during the remainder of fiscal 2020 or beyond. If assumed net sales and cash flow projections are not achieved in future periods or our common stock price significantly declines from current levels, our Commercial Solutions and Government Solutions reporting units could be at risk of failing the quantitative assessment and goodwill and intangibles assigned to the respective reporting units could be impaired.

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2020 (the start of our fiscal 2021). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangible assets with finite lives when an event occurs indicating the potential for impairment. We believe that the carrying values of our net intangible assets were recoverable as of April 30, 2020. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

Our federal income tax returns for fiscal 2017 through 2019 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2015 are subject to audit. None of TCS's state income tax returns prior to calendar year 2015 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

Index

Allowance for Doubtful Accounts. We perform credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness, as determined by our review of our customers’ current credit information. Generally, we will require cash in advance or payment secured by irrevocable letters of credit before an order is accepted from an international customer that we do not do business with regularly. In addition, we seek to obtain insurance for certain domestic and international customers. We monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. In light of ongoing tight credit market conditions, we continue to see requests from our customers for higher credit limits and longer payment terms. Because of our strong cash position and the nominal amount of interest we are earning on our cash and cash equivalents, we have, on a limited basis, approved certain customer requests. We continue to monitor our accounts receivable credit portfolio. To-date, there has been no material changes in our credit portfolio as a result of the COVID-19 pandemic and related worldwide restrictions on business activities.

Although our overall credit losses have historically been within the allowances we established, we cannot accurately predict our future credit loss experience, given the current poor business environment. Measurement of credit losses requires consideration of historical loss experience, including the need to adjust for changing business conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Future changes to the estimated allowance for doubtful accounts could be material to our results of operations and financial condition.

Business Outlook for Fiscal 2020

The third quarter of fiscal 2020 was challenging. Running from February 1 through April 30, 2020, our third fiscal quarter corresponded precisely with the period in which worldwide restrictions on business activities were in force due to the coronavirus disease 2019 ("COVID-19"). The overall business impact of COVID-19 largely resulted in significant order delays and lower net sales. For the quarter, we generated consolidated:

•	Net sales of $135.1 million;

•
An operating loss of $3.1 million (or Non-GAAP operating income of $3.3 million, excluding $6.0 million of acquisition plan expenses and a $0.5 million charge related to estimated contract settlement costs) and a net loss of $4.0 million (or Non-GAAP net income of $1.2 million, excluding acquisition plan expenses of $4.1 million (net of tax), a $0.3 million charge related to estimated contract settlement costs (net of tax) and a net discrete tax expense of $0.7 million);

•	Cash flows from operating activities of $7.7 million; and

•	Adjusted EBITDA (a Non-GAAP financial measure discussed below) of $12.5 million.
We achieved a consolidated book-to-bill ratio (a measure defined as bookings divided by net sales) of 1.02 and finished the third quarter with consolidated backlog of $640.7 million. Our backlog (sometimes referred to herein as orders or bookings) is more fully defined in our most recent Annual Report on Form 10-K and the total value of multi-year contracts that we have received is substantially higher than our reported backlog. As of April 30, 2020, our cash and cash equivalents were $50.6 million and total debt outstanding under our Credit Facility was $159.4 million.

Other recent developments in our business include:

•
Our Commercial Solutions segment achieved a book-to-bill ratio of 0.73. Our satellite ground station technologies product line, which has historically required significant in-person meetings to generate new business and finalize sales orders, has been most impacted by restrictions on business activities. With our recent deployment of new video sales channel methods and the partial resumption of businesses activities in some places around the world, we believe this product line has started to slowly recover. Importantly, we have been awarded multiple satellite ground station technology solution contracts to support several U.S. Department of Defense (“DoD”) end customers, and have received initial funding for these critical projects that we expect will generate significant revenue for several years. In addition, we believe that demand for our 911 public safety and location technology solutions remains strong and we are in the process of finalizing a number of large multi-year projects. During the quarter, we were also awarded a multi-year contract valued at $9.1 million from a U.S. tier-one mobile network operator for 5G virtual mobile location-based technology solutions, including public safety applications. Additionally, we also launched a new product line website highlighting our public safety and location-based solutions and secured several multi-year contracts valued at more than $15.0 million to deploy new call-handling solutions in the Midwest.

Index

•
Our Government Solutions segment achieved a book-to-bill ratio of 1.41. Although this segment has experienced order and shipment delays, demand for almost all of our mission-critical technologies and high-performance transmission technologies remains strong. In particular, we continue to provide Very Small Aperture Terminal (“VSAT”) Satellite Communications Terminals to the U.S. government as well as ongoing sustainment services for several critical programs, including the SNAP and BFT-1 programs. Also, we continue to support the U.S. government’s cyber security posture and received large orders for its Joint Cyber Analysis Course (“JCAC”) training solutions. In June 2020, we announced COMET - the world’s smallest over-the-horizon microwave terminal and received an initial order for the U.S. Special Operations Command. We are continuing to make significant efforts to win multi-year awards for several large new opportunities with the DoD. During the quarter, we completed the integration of CGC Technology Limited, a leading provider of high precision full motion fixed and mobile X/Y satellite tracking antennas based in the United Kingdom, into our Government Solutions segment and are now working with several top-tier European aerospace companies and other government entities to meet expected long-term growth in LEO and MEO satellite constellations.

During the quarter, in response to lower levels of business activity, we implemented a variety of cost saving measures, including reducing global headcount by approximately 10%, reducing salaries, suspending merit increases and eliminating certain discretionary expenses. Severance costs relating to these actions were not material and cost reduction efforts continue. Although we are deemed an essential business by the U.S. government, for the safety of our employees, customers, partners and suppliers, we have implemented remote working arrangements, curtailed most business travel, and established social distancing safeguards at our facilities. We expect that such precautions will remain in effect for as long as government advisories recommend.

Although the COVID-19 pandemic is by no means over and a second wave of COVID-19 could again alter the business landscape, we believe that the pandemic’s worst impact on our business is largely behind us. Our long-term fundamentals remain strong as we continue to believe we are well-positioned for growth as business conditions meaningfully improve. Although we have ceased during the current environment to provide specific financial targets for fiscal 2020 and it remains difficult to predict the timing of customer awards and related shipments, we do expect fiscal 2020 fourth quarter consolidated net sales, net income and Adjusted EBITDA to be somewhat better than the results we achieved during the third fiscal quarter. We expect to incur acquisition plan expenses of approximately $3.5 million during the fourth quarter of fiscal 2020.

Our ability to achieve improved results during the fourth quarter will depend, in large part, on timely deliveries and the receipt of, and our performance on, orders from our customers. Fourth quarter results will be negatively impacted if orders and/or deliveries are delayed, business conditions further deteriorate, or our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services.

We continue to be enthusiastic about our efforts on a number of large strategic orders and we are laser focused on positioning the company for a strong fiscal 2021.

On June 3, 2020, our Board of Directors declared a dividend of $0.10 per common share, payable on August 14, 2020 to stockholders of record at the close of business on July 15, 2020. Future dividends remain subject to compliance with financial covenants under our Credit Facility, as amended, as well as Board approval.

Additional information related to our Business Outlook for Fiscal 2020 and a definition and explanation of Adjusted EBITDA is included in the below section "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended April 30, 2020 and 2019" and "Comparison of the Results of Operations for the Nine Months Ended April 30, 2020 and 2019."

Acquisition Plan Update

In June 2020, we and UHP Networks, Inc. (“UHP”), a leading provider of innovative and disruptive satellite ground station technology solutions, agreed to amend the terms of our agreement for our purchase of UHP, which was originally announced in November 2019. Under the amended purchase agreement, the total aggregate purchase price has been reduced by approximately 24% from $50.0 million to $38.0 million (of which $5.0 million will be paid in cash, with the remainder in shares of our common stock, cash, or a combination of both, as we may elect at the time of closing). The transaction is subject to customary closing conditions, including necessary regulatory approval to allow us to purchase UHP's sister company which is headquartered in Moscow.

Index

In January 2020, we entered into an agreement with Gilat Satellite Networks Ltd. ("Gilat") to acquire Gilat by way of a merger of Comtech's newly formed subsidiary with and into Gilat, with Gilat surviving the merger as a wholly-owned subsidiary of Comtech. Pursuant to the agreement, each Gilat ordinary share will be converted into the right to receive consideration of  (i) $7.18 in cash, without interest, plus (ii) 0.08425 of a share of Comtech common stock, with cash payable in lieu of fractional shares. During the third quarter of fiscal 2020: (i) the proxy statement/prospectus for the Gilat Extraordinary General Meeting of Shareholders became effective; (ii) the shareholders of Gilat voted at that meeting in favor of the merger; and (iii) the statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act expired. Our acquisition of Gilat remains subject to certain conditions to closing, including regulatory approval in Russia.

In May 2020, we received notification from the Federal Antimonopoly Service of the Russian Federation that it was extending the review period for our application pending a decision under the Foreign Investment Law to determine whether approval is required from the Chairman of the Russian Government Commission for Supervising Foreign Investments.

During the third quarter of fiscal 2020, we closed an acquisition of NG-911, Inc., a pioneer of Next Generation 911 solutions for public safety agencies in the Midwest. The acquisition allows us to cost-effectively expand sales of our industry leading Solacom Guardian call management solutions for public safety. The financial impact of the acquisition was not material.

Other than for acquisition plan expenses, our fourth quarter fiscal 2020 business outlook does not include the impact of the pending acquisitions of UHP or Gilat, or the impact of any other expense we may incur in order to achieve our strategic objectives.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2020 AND 2019

Net Sales. Consolidated net sales were $135.1 million and $170.4 million for the three months ended April 30, 2020 and 2019, respectively, representing a decrease of $35.3 million, or 20.7%. The period-over-period decrease in net sales reflects lower net sales in both our Commercial Solutions and Government Solutions segments. Net sales by operating segment are discussed below.

Commercial Solutions
Net sales in our Commercial Solutions segment were $78.3 million for the three months ended April 30, 2020, as compared to $89.6 million for the three months ended April 30, 2019, a decrease of $11.3 million, or 12.6%. Our Commercial Solutions segment represented 58.0% of consolidated net sales for the three months ended April 30, 2020 as compared to 52.6% for the three months ended April 30, 2019. Bookings in our Commercial Solutions segment for the three months ended April 30, 2020 were significantly lower than the bookings we achieved in the three months ended April 30, 2019, as customers curbed spending in response to the uncertain economic environment caused by COVID-19. Our book-to-bill ratio (a measure defined as bookings divided by net sales) for this segment was 0.73. We expect that as a result of COVID-19, fiscal 2020 net sales in this segment will be lower than in fiscal 2019.

Although net sales of our satellite ground station technologies during the three months ended April 30, 2020 were significantly lower than the three months ended April 30, 2019, we are seeing signs that point to the fundamental strength of this business. For example, during our third quarter of fiscal 2020, our HeightsTM networking platform was selected by the world’s largest mobile network operator based in China to support the upgrade of its existing mobile backhaul and teleport technologies. We were also awarded a contract valued at $4.7 million for engineering services from a large prime contractor in support of a critical U.S. Air Force and U.S. Army Anti-jam Modem (“A3M”) program under the U.S. Space Force’s Space and Missile Systems Center (“SMC”) agency. The A3M program is intended to provide the U.S. Air Force and U.S. Army with a secure, wideband, anti-jam satellite communications terminal modem for tactical satellite communication operations. The jam-resistant modems will support SMC’s Protected Tactical Waveform technology, an anti-jam capability operating on military satellite communication terminals throughout the Wideband Global SATCOM constellation.

Net sales in the three months ended April 30, 2020 of our public safety and location technology solutions were higher as compared to the net sales we achieved in the three months ended April 30, 2019. We believe that demand for our 911 public safety and location technology solutions remains strong. During our third quarter of fiscal 2020, we were awarded a multi-year contract valued at $9.1 million from a U.S. tier-one mobile network operator for 5G virtual mobile location-based technology solutions, including public safety applications. In connection with our third quarter fiscal 2020 acquisition of NG-911, Inc., a pioneer of Next Generation 911 solutions for public safety agencies in the Midwest, we secured several multi-year contracts valued at more than $15.0 million to deploy new call-handling solutions in the region. Although public safety and location technology solutions have long sales cycles and are subject to difficult-to-predict changes in the overall procurement strategies of wireless carrier customers, we believe we are well positioned for continued growth in this market. We have a number of large opportunities pending related to upgrades to next generation 911 systems. Overall market conditions remain favorable and we expect fiscal 2020 net sales for our public safety and location technology solutions to finish ahead of fiscal 2019.

Index

Bookings, sales and profitability in our Commercial Solutions segment can fluctuate from period-to-period due to many factors, including changes in the general business environment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Government Solutions
Net sales in our Government Solutions segment were $56.8 million for the three months ended April 30, 2020 as compared to $80.8 million for the three months ended April 30, 2019, a decrease of $24.0 million, or 29.7%. Our Government Solutions segment represented 42.0% of consolidated net sales for the three months ended April 30, 2020, as compared to 47.4% for the three months ended April 30, 2019. Period-to-period fluctuations in bookings are normal for this segment, and despite the quarter-over-quarter decline in net sales, as discussed below, our business remains strong and demand for our solutions appears robust.

Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the third quarter of fiscal 2020 was 1.41. Bookings during the quarter include: (i) $5.6 million of additional orders from the U.S. government for its Joint Cyber Analysis Course (“JCAC”) Training solutions; (ii) $6.3 million of initial funding on a $12.6 million contract from a major U.S. subcontractor for the supply of high reliability electrical, electronic and electromechanical ("EEE") space components to be utilized on NASA’s Artemis rocket launch program; and (iii) over $6.0 million of additional funding related to sustaining the U.S. Army’s Project Manager Mission Command (“PM MC”) Blue Force Tracking (“BFT-1”) program.

Net sales of our mission-critical technologies during the three months ended April 30, 2020 were significantly lower as compared to the three months ended April 30, 2019, largely due to the timing of and performance on orders related to our: (i) $98.6 million U.S. Army global field support contract; and (ii) satellite tracking antennas and high reliability EEE satellite based space components. During the third quarter of fiscal 2020, we continued to support the U.S. Army’s initiatives to modernize its tactical communications infrastructure and are pursuing several related large near-term opportunities in our pipeline. We are also pursuing additional near-term funding and order opportunities related to NASA’s Artemis rocket launch program.

Net sales of our high-performance transmission technologies during the three months ended April 30, 2020 were lower than in the three months ended April 30, 2019 as a result of lower net sales of our solid-state, high-power amplifiers and related switching technologies, as well as our over-the-horizon ("OTH") microwave system technologies. Bookings as well as net sales of our OTH microwave system technologies for the quarter were negatively impacted by COVID-19 travel restrictions, mandated facility closures and shelter-in-place orders affecting our customers.

We believe that fiscal 2020 net sales in our Government Solutions segment will be lower than the level we achieved in fiscal 2019, largely due to the timing of and performance on orders related to our $98.6 million U.S. Army global field support contract and fielding and order delays resulting from COVID-19. Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by our U.S. and international government customers. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the three months ended April 30, 2020 and 2019 are as follows:

	Three months ended April 30,
	2020	2019	2020	2019	2020	2019
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	9.2%	19.2%	60.3%	60.8%	30.7%	38.9%
Domestic	65.8%	53.8%	16.4%	13.5%	45.0%	34.7%
Total U.S.	75.0%	73.0%	76.7%	74.3%	75.7%	73.6%

International	25.0%	27.0%	23.3%	25.7%	24.3%	26.4%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Except for the U.S. government, there were no customers that represented more than 10.0% of consolidated net sales during the three months ended April 30, 2020 and 2019.

Index

International sales for the three months ended April 30, 2020 and 2019 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $32.8 million and $45.0 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10.0% of consolidated net sales for the three months ended April 30, 2020 and 2019.

Gross Profit. Gross profit was $53.0 million and $64.4 million for the three months ended April 30, 2020 and 2019, respectively. The decrease of $11.4 million primarily reflects the decline in net sales, as discussed above.

Gross profit, as a percentage of consolidated net sales, for the three months ended April 30, 2020 was 39.2% as compared to 37.8% for the three months ended April 30, 2019. This increase was driven by product mix changes as a result of the period-over-period increase in our Commercial Solutions segment's net sales as a percentage of consolidated net sales. The Commercial Solutions segment historically achieves higher gross margins than our Government Solutions segment. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended April 30, 2020 decreased in comparison to the three months ended April 30, 2019. The decrease in gross profit percentage in the three months ended April 30, 2020 primarily reflects changes in products and services mix, including significantly lower net sales of our satellite ground station technologies, offset in part by cost reduction actions taken during the quarter.

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended April 30, 2020 increased as compared to the three months ended April 30, 2019. The increase in gross profit percentage primarily reflects a more favorable mix of mission-critical technology solutions in the three months ended April 30, 2020.

Included in consolidated cost of sales for the three months ended April 30, 2020 and 2019 are provisions for excess and obsolete inventory of $0.3 million and $0.7 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends.

Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $32.3 million and $33.4 million for the three months ended April 30, 2020 and 2019, respectively, representing a decrease of $1.1 million, or 3.3%. As a percentage of consolidated net sales, selling, general and administrative expenses were 23.9% and 19.6% for the three months ended April 30, 2020 and 2019, respectively. Our selling, general and administrative expenses for the three months ended April 30, 2020 reflect certain cost reduction actions during the quarter, partially offset by severance costs. Excluding $0.5 million and $2.5 million of estimated contract settlement costs in the three months ended April 30, 2020 and 2019, respectively, our selling, general and administrative expenses for the three months ended April 30, 2020 and 2019 would have been $31.8 million, or 23.6%, and $30.9 million, or 18.1%, respectively, of consolidated net sales. The increase, in dollars, is primarily attributable to the incremental selling, general and administrative expenses of our acquired businesses. The increase, as a percentage of consolidated net sales, is due to lower net sales during the fiscal 2020 quarter.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $0.9 million and $1.0 million in the three months ended April 30, 2020 and 2019, respectively. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Research and Development Expenses. Research and development expenses were $12.3 million and $13.5 million for the three months ended April 30, 2020 and 2019, respectively, representing a decrease of $1.2 million, or 8.9%. As a percentage of consolidated net sales, research and development expenses were 9.1% and 7.9% for the three months ended April 30, 2020 and 2019, respectively.

For the three months ended April 30, 2020 and 2019, research and development expenses of $10.8 million and $11.6, respectively, related to our Commercial Solutions segment, and $1.4 million and $1.8 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.1 million for both the three months ended April 30, 2020 and 2019, respectively, related to the amortization of stock-based compensation expense.

Index

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended April 30, 2020 and 2019, customers reimbursed us $3.1 million and $3.3 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $5.5 million (of which $4.3 million was for the Commercial Solutions segment and $1.2 million was for the Government Solutions segment) for the three months ended April 30, 2020 and $4.5 million (of which $3.7 million was for the Commercial Solutions segment and $0.8 million was for the Government Solutions segment) for the three months ended April 30, 2019. The increase of $1.0 million was due to our completed acquisitions.

Our Business Outlook for Fiscal 2020 assumes total annual amortization of intangible assets of approximately $22.0 million. This amount does not include the impact of our pending acquisitions of Gilat and UHP.

Acquisition Plan Expenses. During the three months ended April 30, 2020, we incurred acquisition plan expenses of $6.0 million, primarily related to our pending acquisitions of Gilat and UHP and our recently completed acquisition of CGC. During the three months ended April 30, 2019, we incurred acquisition plan expenses of $1.7 million, which primarily related to our fiscal 2019 acquisitions of Solacom and the GD NG-911 business. These expenses are primarily recorded in our Unallocated segment.

During the fourth quarter of fiscal 2020, we expect to incur approximately $3.5 million of acquisition plan expenses primarily related to our pending acquisitions of Gilat and UHP.

Operating (Loss) Income. Operating loss for the three months ended April 30, 2020 was $3.1 million as compared to operating income of $11.3 million for the three months ended April 30, 2019. Operating income (loss) by reportable segment is shown in the table below:

	Three months ended April 30,
	2020	2019	2020	2019	2020	2019	2020	2019
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$4.0	8.1	4.2	10.1	(11.4)	(6.9)	$(3.1)	11.3
Percentage of related net sales	5.1%	9.0%	7.4%	12.5%	NA	NA	NA	6.6%

The Commercial Solutions segment's operating income for the three months ended April 30, 2020 and 2019 reflects $0.5 million and $2.5 million, respectively, of estimated contract settlement costs, as discussed above. The segment's operating income for the three months ended April 30, 2020 also reflects $0.7 million of the total acquisition plan expenses, as discussed above. Excluding such charges, operating income in our Commercial Solutions segment would have been $5.2 million, or 6.6% of related segment net sales for the three months ended April 30, 2020 and $10.6 million, or 11.8% of related segment net sales for the three months ended April 30, 2019. The decrease in operating income, both in dollars and as a percentage of related segment net sales, is due primarily to the decrease in this segment’s net sales and gross profit percentage, as well as from increased amortization of intangibles, all as discussed above. Looking forward, given expected sales, product mix assumptions and the impact of cost reduction actions taken to-date, we expect this segment's fiscal 2020 operating income, both in dollars and as a percentage of related segment net sales, to be lower than in fiscal 2019.

The decrease in our Government Solutions segment’s operating income, both in dollars and as a percentage of related segment net sales, in the three months ended April 30, 2020 was due primarily to the decrease in net sales and higher amortization of intangibles, both as discussed above. The decrease in this segment’s operating income was offset, in part, by an increase in this segment’s gross profit percentage. Looking forward, given expected sales, product mix assumptions and the impact of cost reduction actions taken to-date, we expect this segment’s fiscal 2020 operating income, both in dollars and as a percentage of related segment net sales, to be lower than in fiscal 2019.

The increase in unallocated expenses for the three months ended April 30, 2020 as compared to the three months ended April 30, 2019 is primarily due to higher acquisition plan expenses during the most recent fiscal quarter. Amortization of stock-based compensation was $1.0 million and $1.1 million for the three months ended April 30, 2020 and 2019, respectively.

Index

Excluding the $6.0 million of acquisition plan expenses and $0.5 million of estimated contract settlement costs during the period, as discussed above, consolidated operating income for the third quarter of fiscal 2020 would have been $3.3 million, or 2.5% of consolidated net sales. Excluding the $1.7 million of acquisition plan expenses and $2.5 million of estimated contract settlement costs during the period, as discussed above, consolidated operating income for the third quarter of fiscal 2019 would have been $15.5 million, or 9.1% of consolidated net sales. The decrease in consolidated operating income is due primarily to the decrease in consolidated net sales and increased amortization of intangibles, partially offset by a higher consolidated gross profit percentage and cost reduction actions taken during the third quarter of fiscal 2020, as discussed above.

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

Looking forward, unallocated operating expenses in fiscal 2020 are expected to be higher than the $23.6 million incurred in fiscal 2019. The increase is expected to be driven by incremental acquisition plan expenses and the absence of a $3.2 million benefit in fiscal 2020 resulting from the favorable ruling in fiscal 2019 related to a legacy TCS intellectual property litigation matter offset, in part, by the impact of cost reduction actions taken to-date.

Based on lower consolidated net sales expected in fiscal 2020 as a result of the COVID-19 pandemic, incremental acquisition plan expenses, incremental amortization of intangibles and the absence of a favorable settlement of a legacy TCS intellectual property litigation matter, offset in part by lower spending as a result of cost reduction actions taken to-date, our fiscal 2020 consolidated operating income (in dollars and as a percentage of consolidated net sales) is anticipated to be significantly lower than the $41.4 million or 6.2% we achieved in fiscal 2019.

Interest Expense and Other. Interest expense was $1.5 million and $2.2 million for the three months ended April 30, 2020 and 2019, respectively. The decrease is attributable to lower outstanding indebtedness under our Credit Facility and lower interest rates. Our effective interest rate (including amortization of deferred financing costs) in the three months ended April 30, 2020 was approximately 3.7%.

For fiscal 2020, we expect our interest expense rate to approximate 3.8% and our total interest expense to approximate $6.2 million. Our cash borrowing rate (which excludes the amortization of deferred financing costs) is approximately 2.25% to 2.50%.

Interest (Income) and Other. Interest (income) and other for both the three months ended April 30, 2020 and 2019 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

(Benefit from) Provision for Income Taxes. The benefit from income taxes during the three months ended April 30, 2020 was $0.8 million as compared to a tax expense of $1.5 million during the three months ended April 30, 2019. Our effective tax rate (excluding discrete tax items) for the three months ended April 30, 2020 and 2019 was 31.0% and 23.0%, respectively. The increase from 23.0% to 31.0% is due primarily to the anticipated decrease in fiscal 2020 consolidated net sales, which also led to a net discrete tax expense of $0.7 million during the third quarter of fiscal 2020.

During the third quarter of fiscal 2019, we recorded a net discrete tax benefit of $0.6 million primarily related to the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitation and the finalization of certain tax deductions in connection with the filing of our fiscal 2018 federal income tax return.

Our federal income tax returns for fiscal 2017 through 2019 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2015 are subject to audit. None of TCS's state income tax returns prior to calendar year 2015 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net (Loss) Income. During the three months ended April 30, 2020, consolidated net loss was $4.0 million as compared to net income of $7.6 million during the three months ended April 30, 2019.

Index

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the three months ended April 30, 2020 and 2019 are shown in the table below (numbers in the table may not foot due to rounding):

	Three months ended April 30,
	2020	2019	2020	2019	2020	2019	2020	2019
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$3.5	8.1	4.3	10.1	(11.7)	(10.5)	$(4.0)	7.6
Provision for (benefit from) income taxes	0.5	—	(0.1)	—	(1.2)	1.5	(0.8)	1.5
Interest (income) and other	0.1	—	—	—	—	—	0.1	—
Interest expense	—	—	—	—	1.5	2.1	1.5	2.2
Amortization of stock-based compensation	—	—	—	—	1.0	1.1	1.0	1.1
Amortization of intangibles	4.3	3.7	1.2	0.8	—	—	5.5	4.5
Depreciation	2.0	2.4	0.4	0.4	0.2	0.2	2.7	2.9
Estimated contract settlement costs	0.5	2.5	—	—	—	—	0.5	2.5
Acquisition plan expenses	0.7	—	—	—	5.3	1.7	6.0	1.7
Adjusted EBITDA	$11.5	16.7	5.8	11.3	(4.9)	(3.9)	$12.5	24.0
Percentage of related net sales	14.7%	18.6%	10.3%	13.9%	NA	NA	9.2%	14.1%

The decrease in consolidated and segment level Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, during the three months ended April 30, 2020 as compared to the three months ended April 30, 2019 was primarily attributable to lower related net sales and operating income, as discussed above.

Because our consolidated Adjusted EBITDA, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each individual segment as well as unallocated spending, it is inherently difficult to forecast. In addition, our Business Outlook for Fiscal 2020 includes several items, the timing of which can still shift and impact our expected fourth quarter financial performance.

Looking forward and based on the above discussions, we expect consolidated Adjusted EBITDA, in dollars and as a percentage of consolidated net sales, to be lower in fiscal 2020 as compared to the $93.5 million and 13.9% we achieved in fiscal 2019.

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

In addition, a reconciliation of our GAAP consolidated operating income (loss), net income (loss) and net income (loss) per diluted share during the three months ended April 30, 2020 and 2019 to the corresponding non-GAAP measures are shown in the tables below (numbers and per share amounts in the table may not foot due to rounding):

	Three months ended April 30, 2020
($ in millions, except for per share amount)	Operating (Loss) Income	Net (Loss) Income	Net (Loss) Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings (Loss):
GAAP measures, as reported	$(3.1)	$(4.0)	$(0.16)
Acquisition plan expenses	6.0	4.1	0.16
Estimated contract settlement costs	0.5	0.3	0.01
Net discrete tax expense	—	0.7	0.03
Non-GAAP measures	$3.3	$1.2	$0.05

	Three months ended April 30, 2019
($ in millions, except for per share amount)	Operating Income	Net Income	Net Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$11.3	$7.6	$0.31
Estimated contract settlement costs	2.5	1.9	0.08
Acquisition plan expenses	1.7	1.3	0.05
Net discrete tax benefit	—	(0.6)	(0.02)
Non-GAAP measures	$15.5	$10.2	$0.42

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2020 AND 2019

Net Sales. Consolidated net sales were $467.0 million and $495.4 million for the nine months ended April 30, 2020 and 2019, respectively, representing a decrease of $28.4 million, or 5.7%. The period-over-period decrease in net sales reflects lower net sales in our Government Solutions segment, offset in part by higher net sales in our Commercial Solutions segment. Net sales by operating segment are discussed below.

Commercial Solutions
Net sales in our Commercial Solutions segment were $268.8 million for the nine months ended April 30, 2020, as compared to $254.3 million for the nine months ended April 30, 2019, an increase of $14.5 million, or 5.7%. Our Commercial Solutions segment represented 57.5% of consolidated net sales for the nine months ended April 30, 2020 as compared to 51.3% for the nine months ended April 30, 2019. Bookings in our Commercial Solutions segment for the nine months ended April 30, 2020 were significantly lower than the nine months ended April 30, 2019, as customers curbed spending in response to the uncertain economic environment caused by COVID-19. Our book-to-bill ratio (a measure defined as bookings divided by net sales) for this segment was 0.86. We expect that as a result of COVID-19, fiscal 2020 net sales in this segment will be lower than in fiscal 2019.

Although net sales of our satellite ground station technologies during the nine months ended April 30, 2020 were lower than in the nine months ended April 30, 2019, we are seeing signs that point to the fundamental strength of this business. For example, during our third quarter of fiscal 2020, our HeightsTM networking platform was selected by the world’s largest mobile network operator based in China to support the upgrade of its existing mobile backhaul and teleport technologies. We were also awarded a contract valued at $4.7 million for engineering services from a large prime contractor in support of a critical U.S. Air Force and U.S. Army Anti-jam Modem (“A3M”) program under the U.S. Space Force’s Space and Missile Systems Center (“SMC”) agency. The A3M program is intended to provide the U.S. Air Force and U.S. Army with a secure, wideband, anti-jam satellite communications terminal modem for tactical satellite communication operations. The jam-resistant modems will support SMC’s Protected Tactical Waveform technology, an anti-jam capability operating on military satellite communication terminals throughout the Wideband Global SATCOM constellation.

Net sales in the nine months ended April 30, 2020 of our public safety and location technology solutions were higher as compared to the net sales we achieved in the nine months ended April 30, 2019. We believe that demand for our 911 public safety and location technology solutions remains strong. In the second quarter of fiscal 2020, we announced a contract worth $6.6 million to upgrade a next generation 911 system for a New England state, as well as a multi-year contract extension totaling an estimated $14.2 million to provide enhanced 911 services to a tier-one U.S. wireless telecommunications carrier. More recently, during our third quarter of fiscal 2020, we were awarded a multi-year contract valued at $9.1 million from a U.S. tier-one mobile network operator for 5G virtual mobile location-based technology solutions, including public safety applications. In connection with our third quarter fiscal 2020 acquisition of NG-911, Inc., a pioneer of Next Generation 911 solutions for public safety agencies in the Midwest, we secured several multi-year contracts valued at more than $15.0 million to deploy new call-handling solutions in the region. Although public safety and location technology solutions have long sales cycles and are subject to difficult-to-predict changes in the overall procurement strategies of wireless carrier customers, we believe we are well positioned for continued growth in this market. We have a number of large opportunities pending related to upgrades to next generation 911 systems. Overall market conditions remain favorable and we expect fiscal 2020 net sales for our public safety and location technology solutions to finish ahead of fiscal 2019.

Index

Bookings, sales and profitability in our Commercial Solutions segment can fluctuate from period-to-period due to many factors, including changes in the general business environment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Government Solutions
Net sales in our Government Solutions segment were $198.2 million for the nine months ended April 30, 2020 as compared to $241.1 million for the nine months ended April 30, 2019, a decrease of $42.9 million, or 17.8%. Our Government Solutions segment represented 42.5% of consolidated net sales for the nine months ended April 30, 2020, as compared to 48.7% for the nine months ended April 30, 2019. Period-to-period fluctuations in bookings are normal for this segment, and despite the year-over-year decline in net sales, as discussed below, our business remains strong and demand for our solutions appears robust.

Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the nine months ended April 30, 2020 was 0.98. Bookings during the most recent period include $13.4 million of initial funding related to a 10-year, $211.0 million IDIQ contract awarded to us by a prime contractor to provide next generation troposcatter systems in support of the U.S. Marine Corps. We believe this multi-year opportunity validates Comtech’s market leading troposcatter technologies and expertise. Also, during the most recent nine-month period, the U.S Army awarded us a contract with a $98.6 million ceiling to provide global field support services for military satellite communication ("SATCOM") terminals around the world. These SATCOM terminals provide inter and intra-theater network communications with worldwide reach back capability. The field support contract covers diverse engineering and technical skills to support these SATCOM terminals, including logistics, help desk, network engineering, security engineering, RF and satellite system engineering and support. To-date, the contract has been funded at $31.1 million with additional funding expected to occur across the remaining twelve-month performance period. Recently, this customer verbally notified us of its intent to exercise an optional six-month extension of the contract and we have provided budgetary numbers for funding to the customer. Other bookings during the nine months ended April 30, 2020 include: (i) $8.4 million of additional orders from the U.S. government for its Joint Cyber Analysis Course (“JCAC”) Training solutions; (ii) $6.3 million of initial funding on a $12.6 million contract from a major U.S. subcontractor for the supply of high reliability electrical, electronic and electromechanical ("EEE") space components to be utilized on NASA’s Artemis rocket launch program; and (iii) over $6.0 million of additional funding related to sustaining the U.S. Army’s Project Manager Mission Command (“PM MC”) Blue Force Tracking (“BFT-1”) program.

Net sales of our mission-critical technologies during the nine months ended April 30, 2020 were lower as compared to the nine months ended April 30, 2019, due primarily to: (i) the timing of and performance on orders related to satellite tracking antennas and high reliability EEE satellite based space components; (ii) lower net sales to the U.S. Army of our next generation MT-2025 mobile satellite transceivers; and (iii) the timing of and performance on orders related to our $98.6 million U.S. Army global field support contract. During the third quarter of fiscal 2020, we continued to support the U.S. Army’s initiatives to modernize its tactical communications infrastructure and are pursuing several related large near-term opportunities in our pipeline. We are also pursuing additional near-term funding and order opportunities related to NASA’s Artemis rocket launch program.

Net sales of our high-performance transmission technologies during the nine months ended April 30, 2020 were higher than in the nine months ended April 30, 2019, driven by increased sales of our solid-state, high-power amplifiers and related switching technologies.

We believe that fiscal 2020 net sales in our Government Solutions segment will be lower than the level we achieved in fiscal 2019, largely due to the timing of and performance on orders related to our $98.6 million U.S. Army global field support contract and fielding and order delays resulting from COVID-19. Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by our U.S. and international government customers. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Index

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the nine months ended April 30, 2020 and 2019 are as follows:

	Nine months ended April 30,
	2020	2019	2020	2019	2020	2019
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	15.3%	20.6%	69.1%	66.1%	38.1%	42.7%
Domestic	59.1%	52.8%	11.4%	11.6%	38.8%	32.7%
Total U.S.	74.4%	73.4%	80.5%	77.7%	76.9%	75.4%

International	25.6%	26.6%	19.5%	22.3%	23.1%	24.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Except for the U.S. government, there were no customers that represented more than 10.0% of consolidated net sales during the nine months ended April 30, 2020 and 2019.

International sales for the nine months ended April 30, 2020 and 2019 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $107.5 million and $121.6 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10.0% of consolidated net sales for the nine months ended April 30, 2020 and 2019.

Gross Profit. Gross profit was $177.2 million and $183.4 million for the nine months ended April 30, 2020 and 2019, respectively. The decrease of $6.2 million primarily reflects lower net sales in our Government Solutions segment, offset in part by higher net sales in our Commercial Solutions segment, as discussed above.

Gross profit, as a percentage of consolidated net sales, for the nine months ended April 30, 2020 was 37.9% as compared to 37.0% for the nine months ended April 30, 2019. This increase was driven by product mix changes as a result of the period-over-period increase in our Commercial Solutions segment’s net sales as a percentage of consolidated net sales. This segment historically achieves higher gross margins than our Government Solutions segment. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for the nine months ended April 30, 2020 decreased in comparison to the nine months ended April 30, 2019. The decrease in gross profit percentage in the nine months ended April 30, 2020 primarily reflects changes in products and services mix, including lower net sales of our satellite ground station technologies, offset in part by cost reduction actions taken during the quarter.

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for the nine months ended April 30, 2020 increased in comparison to the nine months ended April 30, 2019. The increase in gross profit percentage primarily reflects a more favorable mix of mission-critical technology solutions in the nine months ended April 30, 2020.

Included in consolidated cost of sales for the nine months ended April 30, 2020 and 2019 are provisions for excess and obsolete inventory of $1.2 million and $2.5 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends.

Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast.

Index

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $93.5 million and $97.2 million for the nine months ended April 30, 2020 and 2019, respectively, representing a decrease of $3.7 million, or 3.8%. As a percentage of consolidated net sales, selling, general and administrative expenses were 20.0% and 19.6% for the nine months ended April 30, 2020 and 2019, respectively. Our selling, general and administrative expenses for the nine months ended April 30, 2020 reflect certain cost reduction actions during the quarter, partially offset by severance costs. During the nine months ended April 30, 2020 and 2019, we incurred $0.4 million and $6.4 million, respectively, of estimated contract settlement costs principally related to the repositioning of our location technologies solutions offerings in our Commercial Solutions segment. During the nine months ended April 30, 2019, we also incurred $1.4 million of facility exit costs in our Government Solutions segment. Excluding such costs, our selling, general and administrative expenses would have been $93.1 million, or 19.9% of consolidated net sales for the nine months ended April 30, 2020 and $89.5 million, or 18.1% of consolidated net sales for the nine months ended April 30, 2019. The increase, in dollars, is primarily attributable to the incremental selling, general and administrative expenses of our acquired businesses. The increase, as a percentage of consolidated net sales, is due to lower net sales during the most recent period.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $2.7 million in the nine months ended April 30, 2020 as compared to $3.0 million in the nine months ended April 30, 2019. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Research and Development Expenses. Research and development expenses were $40.9 million and $40.7 million for the nine months ended April 30, 2020 and 2019, respectively, representing an increase of $0.2 million, or 0.5%. As a percentage of consolidated net sales, research and development expenses were 8.8% and 8.2% for the nine months ended April 30, 2020 and 2019, respectively.

For the nine months ended April 30, 2020 and 2019, research and development expenses of $35.7 million and $35.0 million, respectively, related to our Commercial Solutions segment, and $5.1 million and $5.5 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.2 million for both the nine months ended April 30, 2020 and 2019 related to the amortization of stock-based compensation expense.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the nine months ended April 30, 2020 and 2019, customers reimbursed us $8.2 million and $10.6 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $16.0 million (of which $13.0 million was for the Commercial Solutions segment and $2.9 million was for the Government Solutions segment) for the nine months ended April 30, 2020 and $13.1 million (of which $10.6 million was for the Commercial Solutions segment and $2.5 million was for the Government Solutions segment) for the nine months ended April 30, 2019. The increase of $2.9 million was due to our completed acquisitions.

Our Business Outlook for Fiscal 2020 assumes total annual amortization of intangible assets of approximately $22.0 million. This amount does not include the impact of our pending acquisitions of Gilat and UHP.

Settlement of Intellectual Property Litigation. During the nine months ended April 30, 2019, we recorded a $3.2 million benefit in our Unallocated segment as a result of a favorable ruling issued by the U.S. Court of Appeals for the Federal Circuit related to a legacy TCS intellectual property matter. There was no comparable adjustment in the nine months ended April 30, 2020.

Acquisition Plan Expenses. During the nine months ended April 30, 2020, we incurred acquisition plan expenses of $14.4 million, including expenses related to our pending acquisitions of Gilat and UHP and our recently completed acquisition of CGC. During the nine months ended April 30, 2019, we incurred acquisition plan expenses of $4.6 million, which primarily related to our fiscal 2019 acquisitions of Solacom and the GD NG-911 business. These expenses are primarily recorded in our Unallocated segment.

During the fourth quarter of fiscal 2020, we expect to incur approximately $3.5 million of acquisition plan expenses primarily related to our pending acquisitions of Gilat and UHP.

Index

Operating Income. Operating income for the nine months ended April 30, 2020 was $12.4 million as compared to $31.0 million for the nine months ended April 30, 2019. Operating income by reportable segment is shown in the table below:

	Nine months ended April 30,
	2020	2019	2020	2019	2020	2019	2020	2019
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$26.5	23.9	16.3	24.5	(30.4)	(17.4)	$12.4	31.0
Percentage of related net sales	9.9%	9.4%	8.2%	10.2%	NA	NA	2.7%	6.3%

The Commercial Solutions segment's operating income for the nine months ended April 30, 2020 and 2019 reflects $0.4 million and $6.4 million of estimated contract settlement costs, as discussed above. The segment's operating income for the most recent period also reflects $0.7 million of the total acquisition plan expenses, as discussed above. Excluding such charges, operating income in our Commercial Solutions segment would have been $27.6 million, or 10.3% of related segment net sales for the nine months ended April 30, 2020 and $30.3 million, or 11.9% of related segment net sales for the nine months ended April 30, 2019. The decrease in operating income, both in dollars and as a percentage of related segment net sales, was due primarily to the increased amortization of intangibles, as discussed above. Looking forward, given expected sales, product mix assumptions and the impact of cost reduction actions taken to-date, we expect this segment's fiscal 2020 operating income, both in dollars and as a percentage of related segment net sales, to be lower than in fiscal 2019.

The Government Solutions segment’s operating income for the nine months ended April 30, 2019 included $1.4 million of facility exit costs, as discussed above. Excluding such facility exit costs, operating income in our Government Solutions segment for the nine months ended April 30, 2019 would have been $25.9 million, or 10.7% of related segment sales. The decrease in our Government Solutions segment’s operating income, both in dollars and as a percentage of related segment net sales, in the nine months ended April 30, 2020 was due primarily to the decrease in net sales, as discussed above. Looking forward, given expected sales, product mix assumptions and the impact of cost reduction actions taken to-date, we expect this segment’s fiscal 2020 operating income in dollars, and as a percentage of related segment net sales, to be lower than in fiscal 2019.

The increase in unallocated expenses for the nine months ended April 30, 2020 as compared to the nine months ended April 30, 2019 is primarily due to higher acquisition plan expenses during the most recent nine-month period and the $3.2 million benefit in the prior year period related to a favorable ruling issued by the U.S. Court of Appeals for the Federal Circuit related to a legacy TCS intellectual property matter, as discussed above. Amortization of stock-based compensation was $3.1 million and $3.4 million, respectively, for the nine months ended April 30, 2020 and 2019.

Excluding the $14.4 million of acquisition plan expenses and $0.4 million of estimated contract settlement costs, consolidated operating income for the nine months ended April 30, 2020 would have been $27.2 million, or 5.8% of consolidated net sales. Excluding the $6.4 million of estimated contract settlement costs, $4.6 million of acquisition plan expenses, $3.2 million benefit related to a legacy TCS intellectual property matter and the $1.4 million of facility exit costs in the nine months ended April 30, 2019, consolidated operating income would have been $40.2 million, or 8.1% of consolidated net sales. The decrease in dollars, and as a percentage of consolidated net sales, was due primarily to the decrease in consolidated net sales and increased amortization of intangibles, as discussed above.

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

Looking forward, unallocated operating expenses in fiscal 2020 are expected to be higher than the $23.6 million incurred in fiscal 2019. The increase is expected to be driven by incremental acquisition plan expenses and the absence of a $3.2 million benefit in fiscal 2020 resulting from the favorable ruling in fiscal 2019 related to a legacy TCS intellectual property litigation matter offset, in part, by the impact of cost reduction actions taken to-date.

Based on lower consolidated net sales expected in fiscal 2020 as a result of the COVID-19 pandemic, incremental acquisition plan expenses, incremental amortization of intangibles and the absence of a favorable settlement of a legacy TCS intellectual property litigation matter, offset in part by lower spending as a result of cost reduction actions taken to-date, our fiscal 2020 consolidated operating income (in dollars and as a percentage of consolidated net sales) is anticipated to be significantly lower than the $41.4 million or 6.2% we achieved in fiscal 2019.

Index

Interest Expense and Other. Interest expense was $4.9 million and $7.1 million for the nine months ended April 30, 2020 and 2019, respectively. The decrease is attributable to lower outstanding indebtedness under our Credit Facility and lower interest rates. Our effective interest rate (including amortization of deferred financing costs) in the nine months ended April 30, 2020 was approximately 4.25%.

For fiscal 2020, we expect our interest expense rate to approximate 3.8% and our total interest expense to approximate $6.2 million. Our cash borrowing rate (which excludes the amortization of deferred financing costs) is approximately 2.25% to 2.50%.

Write-off of Deferred Financing Costs. In connection with the establishment of our Credit Facility in the nine months ended April 30, 2019, we wrote-off $3.2 million of deferred financing costs which primarily related to the term loan portion of our Prior Credit Facility. See "Notes to Condensed Consolidated Financial Statements - Note (11) - Credit Facility" for further information. There was no comparable charge in the nine months ended April 30, 2020.

Interest (Income) and Other. Interest (income) and other for both the nine months ended April 30, 2020 and 2019 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Provision for Income Taxes. The provision for income taxes during the nine months ended April 30, 2020 and 2019 was $1.5 million and $1.8 million, respectively. Our effective tax rate (excluding discrete tax items) for the nine months ended April 30, 2020 and 2019 was 31.0% and 23.0%, respectively. The increase from 23.0% to 31.0% is due primarily to the anticipated decrease in fiscal 2020 consolidated net sales.

During the nine months ended April 30, 2020, we recorded a net discrete tax benefit of $0.8 million, primarily related to stock-based awards that were settled during fiscal 2020 and the finalization of certain tax deductions in connection with the filing of our fiscal 2019 federal income tax return.

During the nine months ended April 30, 2019, we recorded a net discrete tax benefit of $3.0 million, primarily related to (i) the favorable resolution of the IRS' audit of our fiscal 2016 federal income tax return, (ii) discrete tax benefits for stock-based awards that were settled during fiscal 2019, (iii) the reversal of tax contingencies no longer required due to the expiration of applicable statutes of limitation and, (iv) the finalization of certain tax deductions in connection with the filing of our fiscal 2018 federal income tax return.

Our federal income tax returns for fiscal 2017 through 2019 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2015 are subject to audit. None of TCS's state income tax returns prior to calendar year 2015 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Income. During the nine months ended April 30, 2020, consolidated net income was $5.9 million as compared to $18.9 million during the nine months ended April 30, 2019.

Index

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the nine months ended April 30, 2020 and 2019 are shown in the table below (numbers in the table may not foot due to rounding):

	Nine months ended April 30,
	2020	2019	2020	2019	2020	2019	2020	2019
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$26.0	23.8	16.4	24.5	(36.5)	(29.4)	$5.9	18.9
Provision for (benefit from) income taxes	0.4	0.1	(0.1)	—	1.2	1.7	1.5	1.8
Interest (income) and other	0.1	—	—	—	—	—	—	—
Write-off of deferred financing costs	—	—	—	—	—	3.2	—	3.2
Interest expense	—	0.1	—	—	4.9	7.0	4.9	7.1
Amortization of stock-based compensation	—	—	—	—	3.1	3.4	3.1	3.4
Amortization of intangibles	13.0	10.6	2.9	2.5	—	—	16.0	13.1
Depreciation	6.4	6.9	1.1	1.1	0.6	0.6	8.0	8.6
Estimated contract settlement costs	0.4	6.4	—	—	—	—	0.4	6.4
Settlement of intellectual property litigation	—	—	—	—	—	(3.2)	—	(3.2)
Acquisition plan expenses	0.7	—	—	—	13.7	4.6	14.4	4.6
Facility exit costs	—	—	—	1.4	—	—	—	1.4
Adjusted EBITDA	$47.1	47.8	20.3	29.5	(13.1)	(12.0)	$54.3	65.2
Percentage of related net sales	17.5%	18.8%	10.2%	12.2%	NA	NA	11.6%	13.2%

The decrease in consolidated Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, during the nine months ended April 30, 2020 as compared to the nine months ended April 30, 2019 is primarily attributable to lower consolidated net sales, as discussed above.

The decrease in our Commercial Solutions segment's Adjusted EBITDA, as a percentage of related segment net sales, was due to changes in products and services mix during the nine months ended April 30, 2020, as discussed above.

The decrease in our Government Solutions segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, was primarily driven by lower net sales during the nine months ended April 30, 2020, as discussed above.

Because our consolidated Adjusted EBITDA, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each individual segment as well as unallocated spending, it is inherently difficult to forecast. In addition, our Business Outlook for Fiscal 2020 includes several items, the timing of which can still shift and impact our expected fourth quarter financial performance.

Looking forward and based on the above discussions, we expect consolidated Adjusted EBITDA, in dollars and as a percentage of consolidated net sales, to be lower in fiscal 2020 as compared to the $93.5 million and 13.9% we achieved in fiscal 2019.

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

In addition, a reconciliation of our GAAP consolidated operating income, net income and net income per diluted share during the nine months ended April 30, 2020 and 2019 to the corresponding non-GAAP measures are shown in the tables below (numbers and per share amounts in the table may not foot due to rounding):

	Nine months ended April 30, 2020
($ in millions, except for per share amount)	Operating Income	Net Income	Net Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$12.4	$5.9	$0.24
Acquisition plan expenses	14.4	9.9	0.40
Estimated contract settlement costs	0.4	0.3	0.01
Net discrete tax benefit	—	(0.8)	(0.03)
Non-GAAP measures	$27.2	$15.3	$0.62

	Nine months ended April 30, 2019
($ in millions, except for per share amount)	Operating Income	Net Income	Net Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$31.0	$18.9	$0.78
Estimated contract settlement costs	6.4	4.9	0.20
Settlement of intellectual property litigation	(3.2)	(2.5)	(0.10)
Facility exit costs	1.4	1.1	0.04
Acquisition plan expenses	4.6	3.6	0.15
Write-off of deferred financing costs	—	2.5	0.10
Net discrete tax benefit	—	(3.0)	(0.12)
Non-GAAP measures	$40.2	$25.5	$1.05

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased $5.0 million from $45.6 million at July 31, 2019 to $50.6 million at April 30, 2020. The increase in cash and cash equivalents during the nine months ended April 30, 2020 was driven by the following:

•
Net cash provided by operating activities was $39.0 million and $53.8 million for the nine months ended April 30, 2020 and 2019, respectively. The period-over-period decrease in cash flow from operating activities reflects lower net sales and overall changes in net working capital requirements, principally the timing of shipments, billings and payments.

•
Net cash used in investing activities for the nine months ended April 30, 2020 was $16.4 million as compared to $42.3 million for the nine months ended April 30, 2019. During the nine months ended April 30, 2020, we paid $11.2 million and $0.8 million, respectively, in connection with our acquisitions of CGC Technology Limited and NG-911, Inc., net of cash acquired. During the nine months ended April 30, 2019, we paid $25.9 million and $10.0 million, respectively, in connection with our acquisitions of Solacom and the GD NG-911 business, net of cash acquired. The remaining portion of net cash used in both periods primarily represented expenditures relating to ongoing equipment upgrades and enhancements.

•
Net cash used in financing activities was $17.6 million and $9.9 million, respectively, for the nine months ended April 30, 2020 and 2019. During the nine months ended April 30, 2019, we entered into a Credit Facility and repaid in full the outstanding borrowings under our Prior Credit Facility. During the nine months ended April 30, 2020, we made net payments under our Credit Facility of $5.6 million. During the nine months ended April 30, 2020 and 2019, we paid $7.6 million and $7.4 million, respectively, in cash dividends to our stockholders. We also made $5.3 million and $5.0 million of payments to remit employees' statutory tax withholding requirements related to the net settlement of stock-based awards during the nine months ended April 30, 2020 and 2019, respectively.

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

As of April 30, 2020, our material short-term cash requirements primarily consist of: (i) interest payments under our Credit Facility; (ii) payments related to lease commitments; (iii) our ongoing working capital needs, including income tax payments; and (iv) payment of accrued quarterly dividends.

Index

As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (2) - Acquisitions," and the section above titled Business Outlook for Fiscal 2020, in January 2020, we entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire Gilat Satellite Networks Ltd ("Gilat"). Under the terms of the Merger Agreement, each Gilat ordinary share will be converted into the right to receive consideration of (i) $7.18 in cash, without interest, plus (ii) 0.08425 of a share of Comtech common stock, with cash payable in lieu of fractional shares. We expect to fund the Gilat acquisition by redeploying a portion of both our and Gilat's combined unrestricted cash and cash equivalents with the remaining funds provided by a new $800.0 million Gilat Acquisition Related Credit Facility (See Notes to Condensed Consolidated Financial Statements - Note 11 - "Credit Facility"), the exact terms of which are expected to be finalized on or prior to the closing of the merger. After closing and including estimated transaction fees of $31.7 million, we expect to have approximately $50.0 million of cash on hand.

In December 2018, we filed a $400.0 million shelf registration statement with the SEC for the sale of various types of securities, including debt. The shelf registration statement was declared effective by the SEC as of December 14, 2018.

As of April 30, 2020 and June 3, 2020, we were authorized to repurchase up to an additional $8.7 million of our common stock, pursuant to our current $100.0 million stock repurchase program. Our stock repurchase program has no time restrictions and repurchases may be made in open-market or privately negotiated transactions and may be made pursuant to SEC Rule 10b5-1 trading plans. There were no repurchases of our common stock during the nine months ended April 30, 2020 and 2019.

On September 24, 2019, December 4, 2019, and March 4, 2020, our Board of Directors declared a dividend of $0.10 per common share, which was paid on November 15, 2019, February 14, 2020, and May 15, 2020, respectively. On June 3, 2020, our Board of Directors declared a dividend of $0.10 per common share, payable on August 14, 2020 to stockholders of record at the close of business on July 15, 2020. Future dividends remain subject to compliance with financial covenants under our Credit Facility, as amended, as well as Board approval.

Our material long-term cash requirements primarily consist of mandatory interest payments pursuant to our Credit Facility and lease commitments and cash that we will redeploy in connection with our acquisitions of Gilat and UHP.

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

The proceeds of the Credit Facility were used, in part, to repay in full the outstanding borrowings under the Prior Credit Facility, and additional proceeds of the Credit Facility are expected to be used by us for working capital and other general corporate purposes. As of April 30, 2020, the amount outstanding under our Credit Facility was $159.4 million, which is reflected in the non-current portion of long-term debt on our Condensed Consolidated Balance Sheet. At April 30, 2020, we had $2.7 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During the nine months ended April 30, 2020, we had outstanding balances under the Credit Facility ranging from $137.0 million to $174.0 million.

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

As of April 30, 2020, our Secured Leverage Ratio was 1.93x TTM Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of April 30, 2020 was 13.37x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA.

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

On December 6, 2018, we entered into the first amendment to the Credit Facility. The purpose of the amendment was to provide for a mechanism to replace the LIBO Rate for Eurodollar borrowings with an alternative benchmark interest rate, should the LIBO Rate generally become unavailable in the future on an other-than-temporary basis.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of April 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

COMMITMENTS

In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of April 30, 2020, will materially adversely affect our liquidity.

Index

At April 30, 2020, cash payments due under long-term obligations (including estimated interest expense on our Credit Facility), excluding purchase orders that we entered into in our normal course of business, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	Remainder of 2020	2021 and 2022	2023 and 2024	After 2024
Credit Facility - principal payments	$159,400	—	—	159,400	—
Credit Facility - interest payments	15,672	1,155	8,941	5,576	—
Operating lease liabilities	37,634	2,666	16,846	11,109	7,013
Finance lease and other obligations	471	471	—	—	—
Contractual cash obligations	$213,177	4,292	25,787	176,085	7,013

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

As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (18) - Stockholders’ Equity," on June 3, 2020, our Board of Directors declared a dividend of $0.10 per common share, payable on August 14, 2020 to stockholders of record at the close of business on July 15, 2020. Future dividends remain subject to compliance with financial covenants under our Credit Facility, as amended, as well as Board approval.

At April 30, 2020, we have approximately $2.7 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts. Such amounts are not included in the above table.

As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (2) - Acquisitions," we have a signed agreement to acquire Gilat. Under the terms of the Merger Agreement, each Gilat ordinary share will be converted into the right to receive consideration of (i) $7.18 in cash, without interest, plus (ii) 0.08425 of a share of Comtech common stock, with cash payable in lieu of fractional shares. Based on such consideration, on January 29, 2020, the date we entered into the Merger Agreement, Gilat had an enterprise value of approximately $532.5 million. We expect to fund the Gilat acquisition by redeploying a portion of both our and Gilat's combined unrestricted cash and cash equivalents with the remaining funds provided by a new $800.0 million Gilat Acquisition Related Credit Facility (See Notes to Condensed Consolidated Financial Statements - Note 11 - "Credit Facility"), the exact terms of which are expected to be finalized on or prior to the closing of the merger. After closing and including estimated transaction fees of $31.7 million, we expect to have approximately $50.0 million of cash on hand.

Also, as discussed further in "Notes to Condensed Consolidated Financial Statements - Note (2) - Acquisitions," we have amended our agreement to acquire UHP. The amended agreement provides, among other things, the payment of $5.0 million of cash with the remaining purchase of $33.0 million to be paid in our common stock, cash, or a combination of both, at our option at the time of closing.

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

Our Condensed Consolidated Balance Sheet as of April 30, 2020 includes total liabilities of $8.3 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

As further discussed in "Notes to Condensed Consolidated Financial Statements - Note (3) - Adoption of Accounting Standards and Updates," during the nine months ended April 30, 2020, we adopted:

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

•
FASB ASU No. 2018-07, which expands the scope of ASC 718 to include certain share-based payment transactions for acquiring goods and services from nonemployees. On August 1, 2019, we adopted this ASU. Our adoption did not have any impact on our condensed consolidated financial statements and disclosures, as we did not have any outstanding share-based awards with nonemployees that required remeasurement.

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

Index

In addition, the following FASB ASUs have been issued and incorporated into the FASB ASC and have not yet been adopted by us as of April 30, 2020:

•
FASB ASU No. 2016-13 issued in June 2016 and ASU No. 2018-19 issued in November 2018, which require the measurement of expected credit losses for financial assets held at the reporting date to be based on historical experience, current conditions and reasonable and supportable forecasts. In April 2019, FASB ASU No. 2019-04 was issued to provide clarification guidance in the following areas: (i) accrued interest; (ii) recoveries; (iii) projections of the interest rate environment; (iv) consideration of prepayments; and (v) other topics. In May 2019, FASB ASU No. 2019-05 was issued to provide entities with an option to irrevocably elect the fair value option applied on an instrument by instrument basis for eligible instruments. In November 2019, FASB ASU No. 2019-11 was issued to provide clarification guidance in the following areas: (i) expected recoveries for purchased financial assets with credit deterioration; (ii) transition relief for troubled debt restructurings; (iii) disclosures related to accrued interest receivables; (iv) financial assets secured by collateral maintenance provisions; and (v) conforming amendment to subtopic 805-20. In February 2020, FASB ASU No. 2020-02 was issued to address questions primarily regarding documentation and company policies. In March 2020, FASB ASU No. 2020-03 was issued to provide clarification guidance in the following areas (i) the contractual term of a net investment in a lease should be the contractual term used to measure expected credit losses; (ii) when an entity regains control of financial assets sold, an allowance for credit losses should be recorded. These ASUs are effective for fiscal years beginning after December 15, 2019 (our fiscal year beginning on August 1, 2020), including interim periods within those fiscal years. All entities may adopt the amendments in this ASU earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Except for a prospective transition approach required for debt securities for which an other-than-temporary impairment had been recognized before the effective date, an entity will apply the amendments in this ASU through a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, on a modified-retrospective approach). We are evaluating the impact of this ASU on our condensed consolidated financial statements and disclosures.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from borrowings under our Credit Facility. Based on the amount of outstanding debt under our Credit Facility, a hypothetical change in interest rates by 10% would change interest expense by approximately $0.4 million over a one-year period. Although we do not currently use interest rate derivative instruments to manage exposure to interest rate changes, we may choose to do so in the future in connection with our Credit Facility.

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of April 30, 2020, we had cash and cash equivalents of $50.6 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of April 30, 2020, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

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

The sudden deterioration in macroeconomic and business conditions caused by the coronavirus may continue to affect our results of operations.

Comtech’s third quarter of fiscal 2020, running from February 1 through April 30, 2020, corresponded precisely with the period in which worldwide restrictions on business activities were in force due to the COVID-19 pandemic. Most if not all of our sales and marketing personnel were unable to travel and/or meet with customers. As a result, Comtech experienced significant order delays and lower net sales. These poor business conditions resulted in the immediate suppression of end-market demand for many of our products such as satellite ground station technologies and other short-lead time products. Because the timing, impact, severity and duration of these conditions are impossible to predict, there is a risk that such conditions will have a material adverse effect on our consolidated results of operations.

Index

Our backlog is subject to customer cancellation or modification and such cancellations, including cancellations resulting from the COVID-19 pandemic, could result in a decline in sales and increased provisions for excess and obsolete inventory.

We currently have a backlog of orders, mostly under contracts that our customers may modify or terminate. Almost all of the contracts in our backlog (including firm orders previously received from the U.S. government) are subject to cancellation at the convenience of the customer or for default in the event that we are unable to perform under the contract. A portion of our backlog is determined based on contracts received from our customers (such as the U.S. government and large wireless carriers) and in certain cases, is computed by multiplying the most recent month’s contract or revenue by the months remaining under the existing long-term agreements, which we consider to be the best available information for anticipating revenue under those agreements. There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, particularly during periods of macroeconomic instability such as that caused by the COVID-19 pandemic. Nor can there be any assurance that any contract included in backlog will be profitable. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual receipt of revenue on contracts included in backlog may never occur or may change because a program schedule could change, the program could be canceled, a contract could be reduced, modified or terminated early, or an option that we had assumed would be exercised is not exercised.

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

Our pending merger agreement with Gilat Satellite Networks Ltd. ("Gilat") may not be successful and we may not realize the anticipated benefits from this merger. The Gilat merger may divert our resources and management attention and our operating results may fall short of expectations.

On January 29, 2020, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Gilat Satellite Networks, Ltd., a worldwide leader in satellite networking technology, solutions and services with market leading positions in the satellite ground station and in-flight connectivity solutions markets and deep expertise in operating large network infrastructures. Under the terms of the Merger Agreement, Comtech will acquire Gilat by way of a merger of Comtech's newly formed subsidiary with and into Gilat, with Gilat surviving the merger as a wholly-owned subsidiary of Comtech. Pursuant to the Merger Agreement, each Gilat ordinary share will be converted into the right to receive consideration of (i) $7.18 in cash, without interest, plus (ii) 0.08425 of a share of Comtech common stock, with cash payable in lieu of fractional shares. We expect to fund the cash portion of the acquisition by redeploying a portion of both our and Gilat's unrestricted cash and cash equivalents, with the remaining funds provided by a new $800.0 million secured credit facility. In connection with the acquisition of Gilat, we have incurred, and expect to incur additional, transaction related expenses, including certain compensatory and other merger related payments, professional fees and debt related costs. We preliminarily estimate that these expenses will approximate $31.7 million, some of which were expensed as of April 30, 2020, others to be expensed upon closing, and others to be expensed over time following the closing or capitalized in accordance with purchase accounting rules. Pursuant to accounting rules, the acquisition is expected to result in a material increase in annual amortization expense related to intangibles and possible other fair value adjustments.

Our acquisition of Gilat remains subject to customary closing conditions including regulatory approval in Russia. In May 2020, we received notification from the Federal Antimonopoly Service of the Russian Federation that it was extending the review period for our application pending a decision under the Foreign Investment Law to determine whether approval is required from the Chairman of the Russian Government Commission for Supervising Foreign Investments.

If consummated, our acquisition of Gilat will pose certain risks to our business. The acquisition of Gilat is a large transaction, expected to significantly increase our annual revenues and employee base.

Index

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 6.    Exhibits

Exhibit 10.1 - Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2020

Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	June 3, 2020	By: /s/ Fred Kornberg
Fred Kornberg
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date:	June 3, 2020	By: /s/ Michael A. Bondi
Michael A. Bondi
Chief Financial Officer
(Principal Financial and Accounting Officer)