Form 10-K
period 2020-07-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2020-09-29
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2020

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
☐ Yes              ☒ No

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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes              ☒ No

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ Global Select Market on January 31, 2020 was approximately $703,374,000.

The number of shares of the registrant’s common stock outstanding on September 25, 2020 was 24,994,323.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of the document listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

Proxy Statement for 2020 Annual Meeting of Stockholders - Part III

i

ii

Note: As used in this Annual Report on Form 10-K, the terms "Comtech," "we," "us," "our" and "our Company" mean Comtech Telecommunications Corp. and its subsidiaries.

Note About Forward-Looking Statements
This Form 10-K contains "forward-looking statements," including statements concerning the future of our industry, product development, pending litigation, potential transactions, business strategy, continued acceptance of our products, market growth, and dependence on significant customers. These statements can be identified by the use of forward-looking terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue," the negative of these terms, or other similar words or comparable terminology. In general, all statements of fact in this report other than statements of historical fact are forward-looking information. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements included in this Form 10-K, because these risks and factors could cause our actual results to differ materially from those described in such forward-looking statements. However, the risks described in this Form 10-K are not the only risks that we face. Additional risks and uncertainties, not currently known to us or that do not currently appear to be material, may also materially adversely affect our business, financial condition and/or operating results in the future. We describe risks and uncertainties that could cause actual results and events to differ materially in "Risk Factors" (Part I, Item 1A of this Form 10-K), "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (Part II, Item 7 of this Form 10-K) and "Quantitative and Qualitative Disclosures about Market Risk" (Part II, Item 7A of this Form 10-K). We do not intend to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise, except as required by law.

PART I
ITEM 1. BUSINESS

We are a leading provider of advanced communications solutions for both commercial and government customers worldwide. Our solutions fulfill our customers’ needs for secure wireless communications in some of the most demanding environments, including those where traditional communications are unavailable or cost-prohibitive, and in mission-critical scenarios where performance is crucial. In recent years, an increase in market demand for global voice, video and data usage has contributed to our growth.

As more fully described elsewhere in this Form 10-K, fiscal 2020 was challenging due to the coronavirus disease 2019 pandemic ("COVID-19"). The impact of COVID-19 on our customers resulted in significant order delays and lower net sales for us as compared to our original business outlook for the year. Despite COVID-19, we achieved fiscal 2020 consolidated net sales of $616.7 million, consolidated net income of $7.0 million and Adjusted EBITDA of $77.8 million. We also generated $52.8 million of cash flows from operations. We completed two small acquisitions and finished fiscal 2020 with a solid backlog. As COVID-19 impacts subside, we believe that our business performance in future periods will improve from current levels. We also currently have two pending strategic acquisitions that we believe will significantly strengthen our company.

On November 21, 2019, we announced that we entered into an agreement to acquire UHP Networks Inc. and its sister company (together, “UHP”), a leading provider of innovative and disruptive satellite ground station technology solutions. With end-markets for high-speed satellite-based networks significantly growing, our acquisition of UHP will allow us to enhance our solution offerings with low cost time division multiple access (“TDMA”) satellite modems which we do not currently offer.

On January 29, 2020, we announced a highly strategic acquisition of Gilat Satellite Networks Ltd. ("Gilat"). Gilat is a worldwide leader in satellite networking technology, solutions and services, with market leading positions in the satellite ground station and in-flight connectivity solutions markets and deep expertise in operating large network infrastructures. After we announced the Gilat acquisition, the COVID-19 pandemic resulted in a sudden and steep decline in the travel and aviation markets in which many of Gilat’s customers operate and a significant slowdown in Gilat's business. In July 2020, we commenced litigation in the Delaware Court of Chancery seeking certain declaratory judgments including a declaratory judgment that Gilat has suffered a Material Adverse Effect (as defined in the Merger Agreement) and that, as a result, we are not obligated to complete the acquisition.

The pending acquisitions of Gilat (and related litigation) and UHP are discussed in more detail in Part II - "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisition Plan Update" and "Notes to Consolidated Financial Statements - Note (13)(a) - Commitments and Contingencies - Legal Proceedings and Other Matters" included in "Part II - Item 8.- Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K.

Our Business Outlook for Fiscal 2021 is discussed further in Part II - "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of COVID-19 and Business Outlook for Fiscal 2021." For a definition and explanation of Adjusted EBITDA, see Part II - "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal 2020 and 2019 - Adjusted EBITDA."

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

Corporate Strategies

We intend to manage our business with the following principal corporate strategies:

•Seek leadership positions in markets where we can provide differentiated products and technology solutions;

•Identify and participate in emerging technologies that enhance or expand our product portfolio;

•Maximize responsiveness to our customers, including offering more integrated systems and solutions;

•Expand and further penetrate our diversified and balanced customer base; and

•Pursue acquisitions of complementary businesses and technologies.

Competitive Strengths

The successful execution of our principal corporate strategies is based on our competitive strengths, including the following:

(1)We Have Significant Exposure to Large, Growing End Markets

We believe we are well positioned to capitalize on some of the most significant long-term technology trends occurring worldwide and that customers around the world will increasingly turn to us to fulfill their needs for secure wireless communications in some of the most demanding environments, including those where traditional communications are unavailable or cost-prohibitive, and in mission-critical scenarios where performance is crucial. These important technology trends include growth in global wireless penetration and consumption, the need for public safety agencies to seamlessly integrate various networks and protocols and utilize precise location to connect individuals with first responders, the rapidly expanding breadth of High Definition ("HD") and 4K broadcasting content and the need for governments to have more modern and mobile communications and transmission equipment to successfully complete mission-critical goals. We believe that all these long-term trends generate growth in global voice, video and data usage that, in turn, drives increased long-term demand for the secure wireless communication solutions that we provide.

(2)We Believe We Are a Market Leader in the End-Markets That We Serve

Commercial Solutions Segment
Satellite Ground Station Technologies - We believe we are the leading provider of Single Channel per Carrier ("SCPC") satellite earth station modems, solid-state amplifiers and traveling wave tube amplifiers. Many of our key satellite earth station modems incorporate Turbo Product Code ("TPC") forward error correction technology and bandwidth compression technology which enables our customers to optimize their satellite networks by either reducing their satellite transponder lease costs or increasing data throughput. Our amplifier products are used to amplify signals carrying voice, video or data for air-to-satellite-to-ground communications and are vital to satellite communication applications such as traditional broadcast, direct-to-home ("DTH") broadcast and satellite newsgathering. We differentiate our amplifier product offerings by our ability to develop the most efficient size, weight and power profile. Certain of our amplifiers are DO-160 (an airborne quality standard) certified and when incorporated into an aircraft satellite communication system, can provide passengers, both commercial and military, with email, Internet access and video conferencing.

Public Safety and Location Technologies - We believe that we are a leader in public safety communication and location technologies used for routing 911 calls. We meet the ISO 27001 data security standard and believe we have significant market share in the routing of U.S. wireless 911 calls, Voice over Internet Protocol ("VoIP") 911 calls and Text to 911 messaging. We believe we are one of a limited number of companies fulfilling the Federal Communications Commission ("FCC") requirements for Enhanced 911 ("E911") call-routing to Public Safety Answering Points ("PSAPs") for wireless and VoIP network operators. E911 refers to 911 calls for both wireline and wireless telephones that are enhanced to provide the caller's location information. We are focusing our marketing and research and development efforts to meet system standards for next generation 911 ("NG-911"), which refers to an Internet Protocol ("IP") based system that allows digital information (e.g., voice, photos, videos, text messages) to flow seamlessly from the public, to the PSAPs and on to emergency responders. Our Short-Messaging Service ("SMS") Center software has been used by Mobile Network Operators (“MNOs”) to enable the exchange of text or data messages to and from wireless devices for almost two decades across 2G, 3G and 4G networks. Our flexible and modular platforms enable the MNOs with a wide range of positioning technologies based on Third Generation Partnership Project (“3GPP”) standards. Additionally, we offer Location Studio TM, a complete end-to-end location services platform consisting of maps, geoservices, application programming interfaces ("APIs") and software development kits ("SDKs") enabling MNOs, application developers, public safety customers, and enterprises to build custom and unique applications.

Government Solutions Segment
Mission-Critical Technologies - We are a key supplier to large governments (particularly the U.S. government) and large prime contractors, for mission-critical technologies, primarily tactical satellite-based technology solutions, field support services and satellite component supply chain management. We are a prime contractor under several indefinite delivery, indefinite quantity ("IDIQ") defense contract vehicles, including the: (i) U.S. Army’s Global Tactical Advanced Communications Systems ("GTACS") contract, (ii) U.S. Army’s Global Tactical Advanced Communications Systems (“GTACS II”) contract, (iii) U.S. Navy’s Seaport Next Generation (“SeaPort-Nxg”) contract, (iv) Complex Commercial SATCOM Solutions ("CS3") contract; and (v) Communications Electronics Command ("CECOM") Responsive Strategic Sourcing for Services ("RS3") contract with the U.S. Army Contracting Command - Aberdeen Proving Ground (“ACC-APG”). We provide field support sustainment services, centralized and deployed depot services, and technology insertion services to the U.S. Army’s AN/TSC-198 family of communication systems that are commonly referred to as "SNAP" (Secret Internet Protocol Router ("SIPR") and Non-secure Internet Protocol Router ("NIPR") Access Point) Very Small Aperture Terminals ("VSATs"). We also provide sustainment services for the U.S. Army’s Blue Force Tracking-1 ("BFT-1") system. Our field support services include providing U.S. Department of Defense ("DoD") personnel with curriculum development and training services to support cybersecurity workforce development. We provide high reliability Electrical, Electronic and Electromechanical (“EEE”) parts for use in satellite, launch vehicle and manned space applications. We also provide services encompassing all aspects of ground station life cycle to include requirements definition and analysis; design, development and integration of turnkey systems from antenna to data processing; civil works and construction; station installation and verification; operations and maintenance; and decommissioning at end of life. We also provide to customers worldwide a full line of X/Y satellite tracking antenna systems ranging in sizes from 30cm to 13m, as well as radomes, ideal for LEO, MEO and GEO constellations.

High-Performance Transmission Technologies - We are a world leader in the design and supply of troposcatter equipment, and a key supplier of radio frequency ("RF") solid-state, high-power amplifier and switching technologies. We have designed, manufactured and delivered troposcatter systems (sometimes referred to as over-the-horizon ("OTH") microwave products and systems) for over fifty years and are one of the largest independent suppliers of solid-state, high-power microwave amplifiers, which reproduce signals with high power and are extremely complex and critical to the performance of the systems into which they are incorporated.

Our CS67PLUS software defined, adaptive troposcatter radio can operate at over 200 megabits per second ("Mbps"). The radio is MIL-STD 461 EMI and MIL-STD 810G environmentally compliant. Our Modular Tactical Transmission System ("MTTS") provides a high capacity, troposcatter and beyond-line-of-sight modular communications system designed for easy and rapid deployment. Our best-in-class troposcatter solutions led to our equipment being chosen to be used on the U.S. Marine Corps’ next generation troposcatter system Program of Record. These dual frequency systems are designed to operate in harsh environmental conditions and are protected from Electromagnetic Interference and Electromagnetic Pulse (“EMI/EMP”).

Many solid-state power amplifier and switching technologies are produced in-house by large companies; however, our expertise has created a cost-effective and technologically superior alternative to in-house sourcing. Some of the companies who have outsourced amplifier development and production to us include Rockwell Collins, Inc., European Aeronautic Defence and Space Company ("EADS"), Lockheed Martin Corporation, L3Harris Technologies, Inc., Northrop Grumman Corporation, BAE Systems Plc and Raytheon Technologies Corporation. Our amplifiers are also used in oncology treatment systems that allow physicians to give cancer patients higher doses of radiation that are more closely focused on cancerous tissue, thereby minimizing damage to healthy tissue.

(3)We Believe We Provide Industry Leading Innovation, Capabilities and Solutions

We have established a leading position of technology innovation in our fields through internal and customer-funded research and development activities, which have yielded significant advances. Examples of our industry-leading innovation include:

Our HeightsTM Networking Platform – Our HeightsTM networking platform ("Heights") is a cornerstone of our current research and development efforts and a continuing focus of our satellite earth station equipment sales and marketing efforts. HeightsTM is an advanced networking platform that combines our most efficient waveforms, compression engines and the ability to provide dynamic bandwidth and power management to meet the demands of customers operating on traditional fixed satellite service systems ("FSS") while providing advantages for customers who plan to transition to high throughput satellite ("HTS") systems in the future. HeightsTM is ideally suited for cellular backhaul, universal service obligation networks and other applications that require high performance in a hub-spoke environment. HeightsTM solutions are designed to deliver the highest Internet Protocol bits per Hertz in its class.

Our Solacom Software Solutions – In fiscal 2019, we acquired Solacom Technologies, Inc. (“Solacom”), a leading provider of NG-911 solutions for public safety agencies. Solacom has developed a best-in-class call handling solution marketed under the Guardian brand name which provides an integrated text-to-and-from 911 solution on a unified platform. The solution provides a flexible user interface, adapts to varying customer environments and preferences, provides powerful call conferencing capabilities, enhanced reporting capabilities and offers geospatial 911 location call display directly from a customized map. Because of its advanced features, it allows us to offer an immediate upgrade path to existing and new customers and has expanded our presence in the public safety solutions market. We are investing in product enhancements of the Guardian software including developing a cloud-based version so that we can offer software as a service (SaaS) type solutions to our public safety customers.

Our Compact Over-the-horizon Mobile Expeditionary Terminal (“COMET”) – In fiscal 2020, we introduced the Comtech COMET, the world’s smallest OTH microwave troposcatter terminal. COMET, which stands for Compact Over-the-horizon Mobile Expeditionary Terminal, is rapidly deployable, low power and highly portable. Troposcatter technology has long been associated with large antennas and high-power amplifiers that require kilowatts of prime power and large trucks to transport them to the field. The COMET has fundamentally changed this paradigm. The COMET is capable of being transported in a carry case by a single individual and set up in under fifteen minutes. The COMET is ideally suited for situations where high bandwidth backhaul communications are required, extending critical services into areas where there is no communications infrastructure, or the infrastructure has been destroyed. U.S. Special Forces have already begun procuring and deploying the COMET for high reliability, mission essential communications.

Our "XyPoint®" Mobile Location Platform – Our "XyPoint®" Mobile Location Platform is a standards-compliant, commercially available system used for the location of mobile devices connected to 2G, 3G, 4G-LTE, 5G NGC and Wi-Fi networks. Our XyPoint® platform provides device location for both public safety and commercial applications and enables device positioning for smartphones, tablets and internet of things ("IoT") devices connected to an MNO’s 5G cloud network.

(4)We Have a Diverse Global Customer Base

We have established long-standing relationships with thousands of customers worldwide, including leading system and network suppliers in the global satellite (such as Intelsat S.A. and SES S.A.), mobile cellular (such as Verizon Wireless), defense, broadcast and aerospace industries, as well as the U.S. federal government (such as the U.S. Army and Navy), U.S. state and local governments, and foreign governments. Our global commercial and government customers are increasingly seeking integrated solutions to meet their operational needs. We believe that our customers recognize our ability to develop improved technologies and to meet stringent program requirements.

Our ability to solve complex problems is well known and we believe we a have strong relationships with our customers. We hold prime positions on several key contracts and have had a long history of servicing key programs.

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

The diagram below summarizes our key products, systems and services by our two reportable operating segments:

Commercial Solutions Segment Technologies (approximately 57.4% of fiscal 2020 net sales)		Government Solutions Segment Technologies (approximately 42.6% of fiscal 2020 net sales)

Satellite Ground Station Technologies	Public Safety and Location Technologies	Mission-Critical Technologies	High-Performance Transmission Technologies
•Satellite ground station technologies such as single channel per carrier modems and HeightsTM networking platform that facilitate the transmission of voice, video and data over satellite links

•Solid-state and traveling wave tube amplifiers used to amplify signals from satellite ground stations

•Wireless/VolP 911 service for network operators

•NextGen 911 solutions

•ESInet (Emergency Services IP Network)

•Call Handling applications for PSAPs

•Software and equipment for location-based and messaging services for various applications including public safety services

•Tactical satellite-based communications, field support and end-to-end integration

•Satellite-based mobile communications and tracking systems, including high precision full motion fixed and mobile X/Y satellite tracking antennas, RF feeds, reflectors and radomes

•Procurement and supply chain management of high reliability EEE parts for satellite, launch vehicle and manned space applications

•Over-the-horizon microwave equipment that can transmit digitized voice, video and data over distances up to 200 miles using the troposphere and diffraction

•Solid-state, high-power amplifiers designed for radar, electronic warfare, jamming, medical and aviation applications

Commercial Solutions Segment Representative Customers	Government Solutions Segment Representative Customers
Satellite systems integrators, wireless and other communication service providers and broadcasters

Domestic and international defense customers, as well as U.S. and foreign governments, prime contractors and system suppliers, such as General Dynamics Corporation, Lockheed Martin Corporation, L3Harris Technologies, Inc., Raytheon Technologies Corporation, SED Systems (a division of Calian Ltd.), and ViaSat Inc.

Satellite broadcasters, such as The DIRECTV Group and EchoStar Corporation

U.S. state and local governments, such as the Commonwealth of Massachusetts, Iowa, Maine, South Carolina, the State of Washington and Tennessee

End-customers also include AT&T Inc., BT Group plc., China Mobile Limited, CenturyLink, Inc., Claro Argentina, Comcast Corporation, Intelsat S.A., Speedcast International Limited, Nokia Corporation, QUALCOMM Incorporated, SES S.A., T-Mobile USA, Inc. and Verizon Communications Inc.	U.S. Army, the U.S. Marine Corps, the U.S. Navy, prime contractors to the U.S. Armed Forces, NATO and foreign governments (i.e., ministries of defense)

Domestic and international defense customers, prime contractors and system suppliers such as Lockheed Martin Corporation, L3 Harris Technologies, Inc., Northrop Grumman Corporation, Raytheon Technologies Corporation, Rockwell Collins, Inc., SES S.A., and The Boeing Company

Medical equipment companies, such as Varian Medical Systems, Inc., and aviation industry system integrators such as Collins Aerospace (a subsidiary of United Technology Corporation)

Foreign government customers in the Middle East, Europe, North Africa, Latin America and Asia Pacific and related prime contractors and systems integrators

Oil companies such as Shell Oil Company and PETRONAS

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

Commercial Solutions Segment

Overview

Our Commercial Solutions segment offers satellite ground station technologies (such as modems and amplifiers) and public safety and location technologies (such as 911 call routing, 911 call handling and mapping solutions) to commercial customers and smaller government customers, such as state and local governments. This segment also serves certain large government customers (including the U.S. government) that have requirements for off-the-shelf commercial equipment.

Key Markets and Technology Solutions
Satellite Ground Station Technologies

We offer our customers one-stop-shopping for satellite ground station technologies including modems, amplifiers, frequency converters and network software for customers who utilize satellite communications. Our products are used to modulate, demodulate and amplify signals, carry voice, video and/or data over networks and are vital to satellite communication applications, including air-to-ground communications, video broadcasting and the backhaul of cellular traffic. Our Commercial Solutions segment manufactures most of the satellite ground station equipment we sell to our customers including equipment sold by our Government Solutions segment.

We believe that the overall satellite ground station equipment industry will grow over the next few years. This growth is expected to occur as a result of widespread deployment and upgrades of ground-based systems, including satellite earth stations, as well as integration of high-performance amplifiers used for high-performance systems necessary to meet long-term demand for high-performance applications of satellite communications technologies, such as satellite-based wireless backhaul, DTH, HD and 4K broadcasting and in-flight connectivity. We believe that Comtech is well positioned to capitalize on this demand through sales of our market leading satellite ground station technologies.

Examples of end-market applications that are driving long-term demand for our satellite-based communication technologies include:

•Satellite-Based Cellular Backhaul. Demand for satellite-based cellular backhaul services is anticipated to grow rapidly as a result of the increased penetration of smart cellular phones and network upgrades to 3G and 4G in developing regions of the world. Ultimately, as 5G services continue to be deployed, mobile data services will become more critical. As mobile data penetration expands and mobile data consumption increases, wireless carriers must invest in their mobile network infrastructure and businesses will require back-up communications. In developing regions of the world and in remote areas where terrestrial network infrastructure is lacking, wireless network operators often backhaul, or transport, their wireless data traffic using satellite-based networking technologies. Comtech is well positioned to serve the high-performance, high availability needs of satellite-based cellular backhaul through sales of our satellite modems including our HeightsTM networking platform.

•New High Throughput Satellites. There are more than 100 new High Throughput Satellite ("HTS") payloads expected to launch over the next decade which we believe is expected to lead to increasingly complex satellite networks. As service providers work to offer connectivity to these high-speed, high-bandwidth satellites and expand their networks to handle the demand for new HTS applications, we believe our HeightsTM networking platform will be incorporated into many new installations and necessary upgrades of equipment.

•High Definition and Ultra-High Definition Broadcasting. Reports indicate that in recent years, consumers have purchased millions of HD televisions and Ultra-High Definition or "4K" televisions. We believe this will require a significant amount of satellite bandwidth, which will require satellite service providers to upgrade equipment and find new ways to manage the cost and transmission efficiency of their networks. We believe that these requirements will drive increased demand for our satellite ground station technologies.

Public Safety and Location Technologies

We are a leading provider of public safety and location technologies. Our next generation solutions enable rich, multimedia information to be delivered with 911 calls; our E911 call routing solutions allow cellular carriers and over the Internet ("VoIP") carriers to deliver emergency calls to Public Safety emergency call centers nationwide. When someone places an emergency call, our technologies can identify the call as an emergency call, access the user’s location information from the wireless network and route the call to the assigned public safety jurisdiction. Today, we provide public safety and location technologies to many U.S. telecommunication carriers, the largest being Verizon for which we provide their 911 call routing via cellular service. We believe the largest portion of the market for 911 cellular call routing service is split approximately equally between us and our leading competitor.

In addition to 911 call routing, we provide systems integration, satellite and location infrastructure terminals, and linkage to NG-911 Emergency Services IP Networks ("ESInet"). We also offer best-in-class 911 call handling solutions under the Solacom brand name. We believe state and local governments have a need to upgrade existing call handling systems and old networks to more modern NG-911 systems, including 911 text messaging services, advanced data, real-time photos and other types of information sharing over IP networks.

As the U.S. adopts upgraded call handling and NG-911 solutions, we believe that other countries will do so as well. Our public safety and location technology solutions have been deployed since 2006 and are utilized by MNOs nationally as well as internationally to provide reliable device location determination for public safety and commercial applications. Many of our technologies, such as positioning, mapping and text messaging, are embedded in our public safety and location offerings to help address mapping, routing and geolocations. We address the FCC mandates for emergency services as it relates to location by supporting precise location in our solutions. Our text messaging platforms are used by wireless carriers to provide SMS to their end-customers and are also used to communicate with 911 PSAPs through major network operators.

In order to maximize market growth opportunities, we are repositioning certain of our location technology solutions to increase our penetration into the public safety space. Although the market remains very competitive and the sales cycles are long, we believe demand for our public safety and location technologies will continue to grow and customers will continue to look for a more integrated solution. Our Location StudioTM platform enables customers, especially public safety agencies, to build their own applications with end-user functionality, such as maps, search, geocoding, routing and navigation, using their own brand. We believe that customers and prospects are increasingly looking for alternatives to mapping services that are subject to change by the provider and which meet market privacy and security requirements. As such, we are integrating our Trusted OpenStreetMap ("TOSM") technologies into our portfolio which will enhance the value proposition by providing rich maps and data while addressing privacy requirements. Our location technology solutions enable the determination of a mobile phone's geospatial position in a variety of environments leveraging a wide range of signals including Global Positioning System ("GPS"), Global Navigation Satellite Systems ("GNSS") and cellular technologies. For our installed base of systems, we provide ongoing operational support, including administration of system components, system optimization, configuration management, and maintenance services, including tracking customer support issues, troubleshooting and developing and installing maintenance release.

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

Key Markets and Technology Solutions
Mission-Critical Technologies

With persistent threats from state and non-state actors, governments around the world are increasingly seeking ways to mitigate vulnerabilities using information and more reliable communication systems to increase decision-makers’ situational awareness. In response to this demand, we offer a variety of mission-critical technologies including the supply and field support of tactical satellite-based networks (including satellite modems, ruggedized routers and solid-state drives), sustainment services for the AN/TSC-198A SNAP (Secret Internet Protocol Router ("SIPR") and Non-classified Internet Protocol Router ("NIPR") Access Point), Very Small Aperture Terminals ("VSATs") and sustainment services for the U.S. Army’s Blue Force Tracking-1 ("BFT-1") system. Many of our mission-critical technologies are part of integrated communication infrastructure systems such as the U.S. Military Command, Control, Communications, Computers, Cyber Intelligence, Surveillance and Reconnaissance (also known as "C5ISR") systems and similar complicated networks for international governments. We also provide a variety of in-class and on-line training services, labs and assessments to our customers to help them protect networks from cyber attacks.

We are recognized as an industry leader and global supplier of high reliability products. Our solutions include supply chain management and engineering services for high reliability EEE space parts and satellite and launch vehicle tracking solutions in support of critical National Aeronautics and Space Administration ("NASA") programs and for international space and defense agencies. Through our acquisition of CGC Technology Limited, we are also a leading, world-wide provider of high precision, full motion fixed and mobile X/Y satellite tracking antennas, RF feeds, reflectors, radomes and other ground station equipment.

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

Our troposcatter technologies (sometimes referred to as over-the-horizon or "OTH" microwave systems) are extremely reliable and secure and are a cost-effective alternative or compliment to satellite communication as it does not require the leasing of expensive satellite transponder space with its attendant recurring costs. Our over-the-horizon microwave systems, which include our patented forward error correction technology, can transmit video and other broadband applications at throughputs of up to 200 Mbps. U.S. and foreign governments use our over-the-horizon microwave systems to, among other things, transmit radar tracking, run C4ISR applications and connect to remote border locations. Additionally, energy companies use our systems to enable communication links for offshore oil rigs and other remote locations, as well as for exploration activities. Our MTTS, the first truly modular, rapidly deployable transit case-based troposcatter system, has been purchased by the U.S. Army, incorporated into the SNAP family of products used by the U.S. military and designated the Tactical Transportable TROPO ("SNAP 3T") or AN/TRC 198(V3). We recently introduced the Comtech COMET, a rapidly deployable OTH microwave system. The Comtech COMET has a medium range (up to 60 km) and high bandwidth (up to 210 Mbps) that fills a void in distances that have long been desired by tactical communications planners. It uniquely addresses the special operations command (or “SOCOM”) community’s concern of low probability of intercept and low probability of detection (“LPI/LPD”), while providing high reliability, mission essential communications.

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

Completed Acquisitions

In the past several years, we have acquired businesses and enabling technologies.

On February 23, 2016, we acquired TeleCommunication Systems Inc. ("TCS"), a leading provider of commercial solutions (such as public safety and location technologies) and government solutions (such as mission-critical technologies). The TCS acquisition had an aggregate purchase price for accounting purposes of $340.4 million (also referred to as the transaction equity value) and an enterprise value of $423.6 million. The TCS acquisition, which has been fully integrated into our business, resulted in Comtech entering complementary markets and expanding our domestic and international commercial offerings.

On February 28, 2019, we completed our acquisition of Solacom, a leading provider of Next Generation 911 ("NG-911") solutions for public safety agencies. The acquisition of Solacom was a significant step in our strategy of enhancing our public safety and location technologies. The Solacom acquisition had an aggregate purchase price for accounting purposes of $32.9 million and was fully integrated into our Commercial Solutions segment.

On April 29, 2019, we acquired the state and local government NG-911 business from General Dynamics Information Technology, Inc. (the "GD NG-911 business") and at the same time announced a five-year contract award in excess of $100.0 million to develop, implement and operate a NG-911 emergency communications system for a Northeastern state. The acquisition strengthened Comtech’s position in the growing NG-911 solutions market. The GD NG-911 business had an aggregate purchase price for accounting purposes of $11.0 million and was fully integrated into our Commercial Solutions segment.

On January 27, 2020, we completed the acquisition of CGC Technology Limited ("CGC"), a small privately held company located in the United Kingdom. CGC is a leading provider of high precision full motion fixed and mobile X/Y satellite tracking antennas, reflectors, RF feeds, radomes and other ground station equipment around the world. The acquisition brought established relationships with several top-tier European aerospace companies and other government entities, and we expect it to allow us to participate in the anticipated growth in the number of low Earth orbit ("LEO") and medium Earth orbit ("MEO") satellite constellations. The CGC business has a preliminary purchase price for accounting purposes of $23.7 million and was fully integrated into our Government Solutions segment.

On February 21, 2020, we acquired NG-911, Inc. ("NG-911"), a small privately held company based in Iowa, Illinois and Missouri. NG-911 is a pioneer in providing next generation 911 solutions, including those designed by Solacom, to public safety agencies in the Midwest. The acquisition allows us to cost-effectively expand sales of our industry leading Solacom Guardian call management solutions for public safety. The NG product line had a preliminary purchase price for accounting purposes of $1.2 million and was fully integrated into our Commercial Solutions segment.

Pending Acquisitions of UHP and Gilat

On November 21, 2019, we announced that we entered into an agreement to acquire UHP, a leading provider of innovative and disruptive satellite ground station technology solutions. UHP is primarily based in Canada and has developed revolutionary technology that is transforming the Very Small Aperture Terminal (“VSAT”) market. With end-markets for high-speed satellite-based networks significantly growing, our acquisition of UHP will allow us to enhance our solution offerings with low cost TDMA satellite modems which we do not currently offer. In June 2020, we agreed with UHP to amend the terms of our purchase agreement which resulted in the total aggregate purchase price being reduced by approximately 24% from $50.0 million to $38.0 million (of which $5.0 million will be paid in cash, with the remainder in shares of our common stock, cash, or a combination of both, as we may elect at the time of closing). The transaction is subject to customary closing conditions, including regulatory approval to allow us to purchase UHP's sister company which is headquartered in Moscow. If we do not receive approval by December 31, 2020, either we or UHP may terminate the purchase agreement. Additional discussion and information about the pending UHP acquisition can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Acquisition Plan Update."

On January 29, 2020, we announced a highly strategic acquisition of Gilat, a worldwide leader in satellite networking technology, solutions and services, with market leading positions in the satellite ground station and in-flight connectivity solutions markets and deep expertise in operating large network infrastructures. After we announced this acquisition, the COVID-19 pandemic resulted in a sudden and steep decline in the travel and aviation markets in which many of Gilat’s customers operate and a significant slowdown in Gilat's business. Based on the terms agreed to on January 29, 2020 and the September 24, 2020 closing price of Comtech Common Stock of $13.32 per share, the total amount payable to Gilat shareholders would have been approximately $465.8 million (consisting of approximately $402.9 million in cash with the remainder in Comtech Common Stock) or $8.30 per Gilat ordinary share.

In July 2020, we commenced litigation in the Delaware Court of Chancery (the “Delaware Court”) seeking certain declaratory judgments, including a declaratory judgment that Gilat has suffered a Material Adverse Effect (as defined in the Merger Agreement) and that, as a result, we are not obligated to complete the acquisition of Gilat. The amended complaint also seeks a declaratory judgment that certain actions, if taken by Gilat, relating to Comtech’s application for Russian regulatory approval, would breach Gilat’s obligations under the Merger Agreement. Gilat subsequently sued in the Delaware Court for declaratory judgments, including that it has not suffered a Material Adverse Effect and that Comtech has not used reasonable best efforts to obtain Russian regulatory approval for the transaction. To-date, we incurred significant amounts of legal expenses and professional fees in connection with the litigation and a trial is scheduled for October 5, 2020. The Delaware Court has indicated that it intends to render a judgment prior to October 29, 2020, the date that we or Gilat may terminate the Merger Agreement. Litigation related to Gilat is further discussed in "Notes to Consolidated Financial Statements - Note (13)(a) - Commitments and Contingencies - Legal Proceedings and Other Matters" included in "Part II - Item 8.- Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K.

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

Sales by geography and customer type, as a percentage of related net sales, are as follows:

	Fiscal Years Ended July 31,
	2020	2019	2018	2020	2019	2018	2020	2019	2018
	Commercial Solutions			Government Solutions			Consolidated
U.S. government	14.8%	19.2%	18.1%	65.0%	63.8%	62.2%	36.2%	40.1%	35.5%
Domestic	58.9%	53.9%	54.6%	15.2%	12.5%	14.9%	40.3%	34.5%	38.9%
Total U.S.	73.7%	73.1%	72.7%	80.2%	76.3%	77.1%	76.5%	74.6%	74.4%

International	26.3%	26.9%	27.3%	19.8%	23.7%	22.9%	23.5%	25.4%	25.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales, are sales to Verizon Communications Inc. ("Verizon"), which represented 10.0% of consolidated net sales for fiscal 2018. Except for the U.S. government, there were no customers that represented more than 10.0% of consolidated net sales during fiscal 2020 and 2019.

International sales for fiscal 2020, 2019 and 2018 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $145.1 million, $170.6 million and $145.8 million, respectively. When we sell internationally, we denominate virtually all of our contracts in U.S. dollars. Some of our sales to international customers are paid for by letters of credit or on an open account. From time to time, some of our international customers may require us to provide performance guarantees.

Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for fiscal 2020, 2019 and 2018.

Backlog

Our backlog as of July 31, 2020 was $620.9 million (of which $443.2 million was attributed to the Commercial Solutions segment and $177.7 million was attributed to the Government Solutions segment). We estimate that a substantial portion of the backlog as of July 31, 2020 will be recognized as sales during the next twenty-four month period, with the rest thereafter.

At July 31, 2020, 20.5% of our backlog consisted of orders for use by U.S. commercial customers, 66.8% consisted of U.S. government contracts, subcontracts and government funded programs and 12.6% consisted of orders for use by international customers (including sales to U.S. domestic companies for inclusion in products that will be sold to international customers).

Our backlog is defined as orders (sometimes also referred to herein as bookings) that we believe to be firm. Backlog that is derived from U.S. government orders relates to U.S. government contracts that have been awarded, signed and funded. Backlog for our U.S. government customers also includes amounts appropriated by Congress and allotted to the contract by the procuring government agency. Our backlog does not include the value of options that may be exercised in the future on multi-year contracts, nor does it include the value of additional purchase orders that we may receive under indefinite delivery/indefinite quantity ("IDIQ") contracts or basic ordering agreements. In some cases, such as contracts received from large U.S. based telecommunication companies, our backlog is computed by multiplying the most recent month’s contract or revenue by the months remaining under the existing long-term agreements, which we consider to be the best available information for anticipating revenue under those agreements. When we acquire a company with existing contracts, we only record bookings for those contracts that meet our definition. Almost all of the contracts in our backlog (including firm orders previously received from the U.S. government) are subject to modification, cancellation at the convenience of the customer or for default in the event that we are unable to perform under the contract. As of July 31, 2020, we performed a detailed review of our backlog, including assessing the impact of the COVID-19 pandemic, the consolidation of two mobile carriers in the United States and unused contract commitments. Based on such review, we reduced our backlog as of July 31, 2020 by $29.8 million, which represented orders received in prior periods that we no longer believed met our definition of firm.

A significant portion of the backlog from our U.S. commercial customers relates to large, multi-year contracts to provide state and local governments (and their agencies) with public safety and location technology solutions. Although the contracts themselves represent legal, binding obligations of these governments, funding is often subject to the approval of budgets (for example, on an annual or bi-annual basis). Although funding for these multi-year contracts is dependent on future budgets being approved, we include the full estimated value of these large, multi-year contracts in our backlog given the critical nature of the services being provided and the positive historical experience of our state and local government customers passing their respective budgets.

There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual amount and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual recognition of revenue on contracts included in backlog may never occur or may change because a program schedule could change, a customer may not follow up with order details (e.g., delivery instructions), fluctuations in currency exchange rates after an order is placed could cause our products to become too expensive for a foreign customer, a customer’s program could be canceled, a contract could be reduced, modified or terminated early due to changes in a customer’s priorities, funding may not be included in future budgets, actual indirect rates being reimbursed on U.S. government contracts may ultimately be less than those indirect rates included in our initial proposals, or an option that we had assumed would be exercised is not exercised. As a result of these contingencies, we may adjust our backlog if we determine that such orders are no longer firm and or funded. In addition to adjustments from these types of contingencies, variations in backlog from time to time are attributable, in part, to changes in sales mix, the timing of contract proposals, the timing of contract awards, delivery schedules on specific contracts and new bookings obtained through acquisitions. A large majority of the solutions in our satellite ground station technologies product line operate under short lead times. Our Government Solutions segment backlog is highly influenced by the nature and timing of orders received from the U.S. government, which is subject to unpredictable funding, deployment and technology decisions. As a result, we believe our backlog and orders, at any point in time, are not necessarily indicative of the total sales anticipated for any future period.

Manufacturing and Service

Our manufacturing operations consist principally of the assembly and testing of electronic products that we design and build from purchased fabricated parts, printed circuits and electronic components. We consider our facilities to be well maintained and adequate for current and planned production requirements. All our manufacturing facilities, including those that serve the military market, must comply with stringent customer specifications. We employ formal quality management programs and other training programs, including the International Standard Organization’s quality procedure registration programs.

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

To support our long-term business goals for our satellite earth station product line, in September 2020, we signed a 15-year lease for a 146,000 square foot facility in Chandler, Arizona. This facility is located less than 10 miles from our existing facility, and we anticipate that that we will be fully relocated to this new facility by February 2021.

All of our other manufacturing facilities are located in the United States except for a facility in the United Kingdom which manufactures our high precision X/Y satellite tracking antenna product line.

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

Internal research and development expenses are reported as research and development expenses for financial reporting purposes and were $52.2 million, $56.4 million and $53.9 million in fiscal 2020, 2019 and 2018, respectively, representing 8.5%, 8.4% and 9.4% of total consolidated net sales, respectively, for these periods. Customer-funded research and development activities relate to the adaptation of our basic technology to specialized customer requirements which is recoverable under contracts and is reflected in net sales with the related costs included in cost of sales. Certain of our government customers contract with us from time to time to conduct research on telecommunications software, equipment and systems. During fiscal 2020, 2019 and 2018, we were reimbursed by customers for such activities in the amounts of $11.9 million, $14.7 million and $16.9 million, respectively.

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

Almost all the products and services we sell to the U.S. government include technology and other technical know-how that we have internally developed. In past instances where we have provided government-purpose rights, to our knowledge, the U.S. government has not exercised any of these rights. To the extent that we have provided or will provide government-purpose rights in the future, we believe that given the rapidly changing nature of our technology, our future success will depend primarily on the technical competence and creative skill of our personnel, rather than any contractual protection.

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

Listed below, in alphabetical order, are some of our competitors in each of our two business segments:

Commercial Solutions - ACTIA Group, Advantech Co., Ltd., Agilis Satcom, AnaCom, Inc., Bandwidth.com, CalAmp Corp., Codan Limited, CPI International, Inc., Datum Systems, Inc., dB Control Corp. (a subsidiary of HEICO Corp.), 8x8, Inc., ENENSYS Technologies, ETM, Inc., Gilat Satellite Networks Ltd., Google Inc. (a subsidiary of Alphabet Inc.), Here Technologies, Honeywell Aerospace (a subsidiary of Honeywell International Inc.), Infinite Convergence Solutions, Inc., Intermap Technologies Corporation, Intrado Corporation, Iridium Communications Inc., ITS Electronics Inc., KVH Industries Inc., LM Ericsson Telephone Company, L3Harris Technologies, Inc., Mission Microwave Technologies, LLC., Motorola Solutions, Inc., ND Satcom GmbH, Nokia Networks (a subsidiary of Nokia Corporation), NOVELSAT, Novra Technologies Inc., Orbcomm Inc., Panasonic Corporation, Paradise Datacom Ltd. (a subsidiary of Teledyne Technologies Incorporated), Polarity Inc., SatixFy Israel Ltd., SatPath Systems, Inc., Spacepath Communications Limited, Speedcast International Limited, ST Engineering iDirect, Inc. (including Newtec), Telenav, Inc., Terrasat Communications Inc, TMD Technologies LLC., TomTom N.V. and ViaSat Inc.

Government Solutions - Aethercomm Inc., AMERGINT Technologies, Inc., CACI International Inc., CalAmp Corp., CPI International, Inc., Cubic Corporation, dB Control Corp. (a subsidiary of HEICO Corp.), DXC Technology, Empower RF Systems, Inc., Envistacom, LLC, Escape Communications, Inc., General Dynamics Corporation, International Datacasting Corporation (a subsidiary of Novra Technologies Inc.), Kratos Defense & Security Solutions, Inc., L3Harris Technologies, Inc., Mercury Systems, Inc., NeuStar, Inc., Northrop Grumman Corporation (including the former Orbital ATK, Inc.), Raytheon Technologies Corporation, Teledyne Technologies Incorporated, The KeyW Holding Corporation, Ultra Electronics Holdings plc. and ViaSat Inc.

We believe that competition in all our markets is based primarily on technology innovation, product performance, reputation, delivery times, customer support and price. Due to our proprietary know-how, we believe we can develop, produce and deliver products and services on a cost-effective basis faster than many of our competitors.

Employees

At July 31, 2020, we had 2,034 employees (including temporary employees and contractors), 1,274 of whom were engaged in production and production support, 382 in research and development and other engineering support, and 378 in marketing and administrative functions. None of our U.S. based employees are represented by a labor union. Of our 2,034 employees, 326 employees are based outside of the United States including 141 employees in the United Kingdom. We believe that our employee relations are good.

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

In fiscal 2020, $223.4 million or 36.2% of our consolidated net sales were to the U.S. government (including sales to prime contractors to the U.S. government). Of this amount, firm fixed-price and cost-reimbursable type contracts (including fixed-fee, incentive-fee and time and material type contracts) accounted for approximately $139.6 million and $83.7 million, respectively.

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

Our international sales are subject to U.S. and foreign regulations such as the Arms Export Control Act, the International Emergency Economic Powers Act ("IEEPA"), the International Traffic in Arms Regulations ("ITAR"), the Export Administration Regulations ("EAR") and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control ("OFAC"), the Department of Commerce ("DoC") as well as other applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations. We cannot be certain that we will be able to obtain necessary export licenses, and such failure would materially adversely affect our operations. If we are unable to receive appropriate export authorizations in the future, we may be prohibited from selling our products and services internationally, which may limit our sales and have a material adverse effect on our business, results of operations and financial condition. We must comply with all applicable export control laws and regulations of the U.S. and other countries. Certain of our products and systems may require licenses from U.S. government agencies for export from the U.S., and some of our products are not permitted to be exported. In addition, in certain cases, U.S. export controls also severely limit unlicensed technical discussions, such as discussions with any persons who are not U.S. citizens or permanent residents. As a result, in cases where we may need an export license, our ability to compete against a non-U.S. domiciled foreign company that may not be subject to the same U.S. laws may be materially adversely affected. In addition, we are subject to the Foreign Corrupt Practices Act ("FCPA") and other local laws that generally bar bribes or unreasonable gifts to foreign governments or officials. Violations of these laws or regulations could result in significant sanctions, including disgorgement of profits, fines, and criminal sanctions against us, our officers, our directors, or our employees, more onerous compliance requirements, more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. A violation of any of the regulations enumerated above could materially adversely affect our business, financial condition and results of operations. Additionally, changes in regulatory requirements which could further restrict our ability to deliver services to our international customers, including the addition of a country to the list of sanctioned countries under the IEEPA or similar legislation could negatively impact our business.

In the past, we have self-reported violations of export control laws or regulations to the U.S. Department of State, Directorate of Defense Trade Controls ("DDTC"), DoC and OFAC. In addition, we have made various commitments to U.S. government agencies that oversee trade and export matters that we will maintain certain policies and procedures including maintaining a company-wide Office of Trade Compliance. Also, we have agreed to have independent audits in future periods and will report any future violations to those agencies.

On September 17, 2020, we reported that we reached an agreement with OFAC resolving an investigation pending since 2014. In October 2014, as previously disclosed in our SEC filings, we reported to OFAC following a self-assessment of our export transactions that a shipment of modems sent to a Canadian customer by Comtech’s subsidiary, Comtech EF Data Corp., was incorporated into a communication system, the ultimate end user of which was the Sudan Civil Aviation Authority. The sales value of our equipment was approximately $288,000. At the time of shipment, OFAC regulations prohibited U.S. persons from doing business directly or indirectly with Sudan. Most of the U.S. sanctions related to Sudan were removed in 2017. After we reported the matter to OFAC, we responded to administrative subpoenas and OFAC initiated an investigation into the matter. Pursuant to the agreement, we will make a payment to OFAC of $894,111 and implement additional internal compliance commitments, a number of which were already in process. Additionally, we committed to creating a new position of Chief Trade Compliance Officer. Even though we take precautions to avoid engaging in transactions that may violate U.S. export control laws or regulations, including trade sanctions, those measures may not be effective in every instance. If it is determined that we have violated U.S. export control laws, civil and criminal penalties could apply, and we may suffer reputational harm.

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

Risks Related to our Business

Despite our belief that Gilat Satellite Networks Ltd. ("Gilat") suffered a material adverse effect and that we are not obligated to close on our pending acquisition of Gilat, we may be required to complete such acquisition. If such event occurs, the merger with Gilat may not be successful, as we may not realize the anticipated benefits from the merger, the merger may divert our resources and management attention causing our operating results to fall short of expectations and we would incur substantial indebtedness which we may not be able to service in the future.

On January 29, 2020, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Gilat Satellite Networks, Ltd. Under the terms of the Merger Agreement, Comtech would acquire Gilat by way of a merger of Comtech's newly formed subsidiary with and into Gilat, with Gilat surviving the merger as a wholly-owned subsidiary of Comtech. Gilat is a worldwide leader in satellite networking technology, solutions and services, with market leading positions in the satellite ground station and in-flight connectivity solutions markets and deep expertise in operating large network infrastructures.

Pursuant to the Merger Agreement, each Gilat ordinary share would be converted into the right to receive consideration of (i) $7.18 in cash, without interest, plus (ii) 0.08425 of a share of Comtech common stock (worth approximately $1.12 per Gilat ordinary share as of September 24, 2020), with cash payable in lieu of fractional shares. Based on the terms agreed to on January 29, 2020 and the September 24, 2020 closing price of Comtech common stock of $13.32 per share, the total amount payable to Gilat shareholders would have been approximately $465.8 million (consisting of approximately $402.9 million in cash with the remainder in Comtech Common Stock) or $8.30 per Gilat ordinary share.

Our intention would be to fund the $402.9 million cash portion of the acquisition by redeploying a large portion of both our and Gilat's unrestricted cash and cash equivalents, with the remaining funds provided by a new secured credit facility (the "Gilat Acquisition Related Credit Facility") that would replace our existing Credit Facility, allow us to refinance our existing debt of approximately $149.5 million as of July 31, 2020, and allow us to fund a $5.0 million commitment related to a small pending acquisition of UHP Networks Inc. and its sister company (together, “UHP”), a leading provider of innovative and disruptive satellite ground station technology solutions..

Our obligation to acquire Gilat remains subject to certain closing conditions, including (a) regulatory approval in Russia to purchase Gilat’s Russian subsidiary and (b) the absence of any Material Adverse Effect (as defined in the Merger Agreement) on Gilat. After we announced this acquisition, the COVID-19 pandemic resulted in a sudden and steep decline in the travel and aviation markets in which many of Gilat’s customers operate and a significant slowdown of Gilat's business.

In July 2020, we commenced litigation in the Delaware Court of Chancery (the “Delaware Court”) seeking certain declaratory judgments including a declaratory judgment that Gilat has suffered a Material Adverse Effect and that, as a result, we are not obligated to complete the acquisition of Gilat. The amended complaint also seeks a declaratory judgment that certain actions, if taken by Gilat, relating to Comtech’s application for Russian regulatory approval, would breach Gilat’s obligations under the Merger Agreement. Gilat subsequently sued in the Delaware Court for declaratory judgments, including that it has not suffered a Material Adverse Effect and that Comtech has not used reasonable best efforts to obtain Russian regulatory approval for the transaction. To-date, we incurred significant amounts of legal expenses and professional fees in connection with the litigation and a trial is scheduled for October 5, 2020. The Delaware Court has indicated that it intends to render a judgment prior to October 29, 2020, the date that we or Gilat may terminate the Merger Agreement. If we are required to close the Gilat acquisition, total net debt of the combined companies would be expected to approximate $525.0 million. The acquisition of Gilat, the status of Russian regulatory approval and related litigation is discussed in detail in Part II - "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisition Plan Update" and "Notes to Consolidated Financial Statements - Note (13)(a) - Commitments and Contingencies - Legal Proceedings and Other Matters" included in "Part II - Item 8.- Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K.

If our acquisition with Gilat is consummated, it will pose certain risks to our business.

In August 2020, Gilat publicly reported a net loss of $16.0 million and negative Adjusted EBITDA (as Gilat defines it) of $4.9 million for the six-month period ended June 30, 2020. The acquisition of Gilat would significantly increase our exposure to the global in-flight connectivity solutions market, which has suffered and is expected to continue to suffer, from a material and prolonged downturn as a result of the COVID-19 pandemic. If Gilat continues to experience net losses and negative Adjusted EBITDA (as it defines it), future cash flows of the combined entities will be less than currently expected and we may be unable to meet future debt service obligations, resulting in potentially material adverse consequences.

Contemporaneously with entering into the agreement to acquire Gilat, we and our banking partners entered into a commitment letter with respect to the Gilat Acquisition Related Credit Facility. Under the terms of the commitment letter, the lender's commitment to fund the facility is subject to the condition that no Material Adverse Effect has occurred with respect to Gilat or Comtech. We face the risk that our banking partners would independently determine that a Material Adverse Effect has occurred with respect to Gilat and terminate their commitments. As a result, if we are compelled to complete the acquisition of Gilat, we may have to seek alternative financing, which may not be available on favorable terms, or at all.

If our banking partners do not terminate their commitment, under the terms of the Gilat Acquisition Related Credit Facility we would be required to grant the lenders a security interest in substantially all our assets as collateral security for our payment obligations. Accordingly, if we are unable to meet our debt service obligations, we could be forced to dispose of some or all of our assets on disadvantageous terms. We may not be able to refinance our indebtedness under the Gilat Acquisition Related Credit Facility on favorable terms, or at all. Moreover, borrowings under the Gilat Acquisition Related Credit Facility following completion of the Gilat acquisition would be significantly greater than our outstanding indebtedness under our existing Credit Facility.

The prospective merger with Gilat would significantly expand the types of products that we sell, expand the businesses in which we are engaged and expand our global footprint including increasing the number of facilities we operate, thereby presenting us with significant challenges as we will need to manage the substantial increase in scale resulting from the acquisition. The success of the acquisition, if completed, will depend, in part, on our ability to integrate Gilat’s workforce and complex operations (concentrated in large part in Israel and Peru), with Comtech’s business. That integration will be more difficult given the international travel restrictions still in place in many parts of the world as a result of the global COVID-19 pandemic.

The operational and administrative challenges we will face as we integrate Gilat’s operations into our business include maintaining our focus on meeting all customer commitments and expectations, including supporting all existing products, services and agreements.

Delays in the integration process could have a material adverse impact on our business, results of operation and financial condition. Also, the diversion of our management’s attention to these matters and away from other business concerns could have an adverse effect on our business and operating results may fall short of expectations. Ultimately, we may not be successful.

The ongoing COVID-19 pandemic has impacted our business, operating results and financial condition, as well as the operations and financial performance of many of the customers and suppliers in industries that we serve. We are unable to predict the extent to which the pandemic and related effects will adversely impact our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives.

Comtech’s second half of fiscal 2020, running from February 1 through July 31, 2020, corresponded almost precisely with the period in which significant worldwide restrictions on business activities were in force due to the COVID-19 pandemic. Most if not all of our sales and marketing personnel were unable to travel and/or meet with customers. As a result, Comtech experienced significant order delays and lower net sales during such period.

These poor business conditions have resulted in the immediate suppression of end-market demand for many of our products such as satellite ground station technologies and other short-lead time products. Because the timing, impact, severity and duration of these conditions are impossible to predict and remain ongoing, there is a risk that such conditions will have a material adverse effect on our future consolidated results of operations. Further, the COVID-19 pandemic has resulted in a widespread health crisis and numerous disease control measures being taken to limit its spread. The impact of the pandemic on our business has included or could in the future include:

•disruptions to or restrictions on our ability to ensure the continuous manufacture and supply of our products and services, including insufficiency of our existing inventory levels;

•temporary closures or reductions in operational capacity of our facilities or the facilities of our direct or indirect suppliers or customers;

•permanent closures of our direct and indirect suppliers, resulting in adverse effects to our supply chain;

•temporary shortages of skilled employees available to staff manufacturing, production and assembly facilities due to stay at home orders and travel restrictions within as well as into and out of countries;

•increases in operational expenses and other costs related to requirements implemented to mitigate the impact of the pandemic;

•supply chain disruptions;

•delays or limitations on the ability of our customers to perform or make timely payments;

•cancellations in our backlog;

•reductions in short- and long-term demand for our products, or other disruptions in technology buying patterns;

•adverse effects on economies and financial markets globally or in various markets throughout the world, potentially leading to a prolonged economic downturn or reductions in business and consumer spending, which may result in decreased net revenue, gross margins, or earnings and/or in increased expenses and difficulty in managing inventory levels;

•delays to and/or lengthening of our sales or development cycles or qualification activity;

•challenges for us, our direct and indirect suppliers and our customers in obtaining financing due to turmoil in financial markets;

•workforce disruptions due to illness, quarantines, governmental actions, other restrictions, and/or the social distancing measures we have taken to mitigate the impact of COVID-19 at certain of our locations around the world in an effort to protect the health and well-being of our employees, customers, suppliers and of the communities in which we operate (including working from home, restricting the number of employees attending events or meetings in person, limiting the number of people in our buildings and factories at any one time, further restricting access to our facilities, suspending employee travel and inability to meet in person with customers);

•increased vulnerability to cyberattacks due to the significant number of employees working remotely; and

•our management team continuing to commit significant time, attention and resources to monitoring the COVID-19 pandemic and seeking to mitigate its effects on our business and workforce.

The ultimate extent of the impact of COVID-19 on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time. These impacts, individually or in the aggregate, could have a material and adverse effect on our business, results of operations and financial condition. Such effect may be exacerbated in the event the pandemic and the measures taken in response to it, and their effects, persist for an extended period of time, or if there is a resurgence of the outbreak. Under any of these circumstances, the resumption of normal business operations may be delayed or hampered by lingering effects of COVID-19 on our operations, direct and indirect suppliers, partners, and customers.

Our fiscal 2021 business outlook is difficult to forecast and operating results are subject to significant fluctuations and are likely to be volatile.

Historically, our business outlook is difficult to forecast and backlog (sometimes referred to herein as orders or bookings), net sales and operating results may vary significantly from period to period due to a number of factors including: sales mix; fluctuating market demand; price competition; new product introductions by our competitors; customer bankruptcies; changing customer partnering procurement strategies; fluctuations in foreign currency exchange rates; unexpected changes in the timing of delivery of components or subsystems; the financial performance and impact of acquisitions; new accounting standards; political instability; regulatory developments; changes in income tax rates or tax credits; the price and expected volatility of our stock (which will impact, among other items, the amount of stock-based compensation expense we may record); general global economic conditions, and the impact of natural disasters or global pandemics.

During fiscal 2020, largely as a result of the adverse impact of COVID-19 on business conditions, we ceased providing specific financial targets. Although we have now reinstated providing specific forward-looking financial targets in fiscal 2021, it remains difficult to predict the timing of customer awards and related shipments and we may not meet our targets.

We have experienced, and will experience in the future, significant fluctuations in bookings, net sales and operating results from period to period. For example, a sudden change in global economic conditions (or a worsening of the COVID-19 pandemic as described above) could have an immediate impact on a large portion of our net sales, a large amount of which are derived from products such as satellite ground station technologies, amplifier products and mission-critical technologies that generally have short order and lead times. Similarly, sales of certain of our public safety and location technologies are subject to sudden changes in wireless carrier procurement strategies, including decisions to sole-source such solutions or to perform such solutions internally. As a result of any such conditions or changes, bookings and backlog related to these solutions are extremely sensitive to short-term fluctuations in customer demand.

In addition, a large portion of our Government Solutions segment's net sales are derived in part from large U.S. government programs or large foreign government opportunities that are subject to lengthy sales cycles (including funding requirements) and are therefore difficult to predict.

If global economic business and political conditions deteriorate as compared to the current environment it could have a material adverse impact on our business outlook and our business, operating results and financial condition.

In addition to the unique business risks related to COVID-19, many of the end-markets for our products and services may be significantly impacted for other issues that result in adverse global economic conditions. For example, many of our international end-customers are in emerging and developing countries that are subject to sweeping economic and political changes. Many governments around the world are under pressure to reduce their spending. In recent years, global oil and natural gas prices have been volatile and significantly impaired the ability of certain of our government customers in the oil and gas producing regions of the world to invest in telecommunications products and infrastructure. Additionally, the relative strength of the U.S. dollar against many international currencies has negatively impacted the purchasing power for many of our international end-customers because virtually all of our sales are denominated in U.S. dollars. We generate significant sales from many emerging and developing countries.

We believe that the current global economic business environment is unstable and sudden negative changes could result in the immediate suppression of end-market demand for many of our products such as satellite ground station technologies and other short-lead time products. The timing, impact, severity and duration of these conditions are impossible to predict. In addition, many of our international customers (including our Middle Eastern and African customers) rely on European bank financing to procure funding for large systems, many of which include our equipment.

We believe that European financing has been and continues to be difficult to obtain. Volatility of financing conditions may cause our customers to be reluctant to spend funds required to purchase our equipment or projects could be postponed or canceled.

The United Kingdom ("U.K.") exited from the European Union ("E.U.") on January 31, 2020. Such exit is commonly referred to as "Brexit". During its 11 month transition period, the U.K. and the E.U. are expected to negotiate a free trade agreement which will (i) allow U.K. goods to move around the E.U. without extra charges and (ii) keep other barriers (such as border checks) to a minimum. However, there is no guarantee that the U.K. will reach an agreement with the E.U. by December 31, 2020. If a free trade agreement is not reached, then tariffs (taxes) and full border checks will be applied to U.K. goods travelling to the E.U. We maintain production, engineering and sales facilities in the U.K. and adverse consequences concerning Brexit could result in a deterioration in global economic conditions, instability in global financial markets, political uncertainty, volatility in currency exchange rates, or adverse changes in the cross-border agreements currently in place, any of which could have an adverse impact on our financial results in the future.

In the past, our overall business has not been immune from adverse economic conditions. If U.S. or global economic conditions deteriorate further, or political conditions become unstable, or additional economic sanctions are imposed on some of our end-customers, it could adversely impact our business in a number of ways, including:

•Difficulty in forecasting our results of operations - It is difficult to accurately forecast our results of operations during periods of adverse conditions as we cannot predict the severity or the duration of such conditions or the impact it could have on our current and prospective customers. If our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we anticipate, our business outlook will prove to be inaccurate.

•Additional reductions in telecommunications equipment and systems spending may occur - In the past, our businesses have been negatively affected by uncertain economic environments in the overall market and, more specifically, in the telecommunications sector. Our customers have reduced their budgets for spending on telecommunications equipment and systems and in some cases postponed or reduced the purchase of our products and systems. In the future, our customers may again reduce their spending on telecommunications equipment and systems which would negatively impact both of our operating segments. If this occurs, it would adversely affect our business outlook, net sales, profitability and the recoverability of our assets, including intangible assets such as goodwill.

•Our customers may not be able to obtain financing - Although many of our products are relatively inexpensive when compared to the total systems or networks that they are incorporated into, our sales are affected by our customers' ability to obtain the financing they may require to build out their total systems or networks and fund ongoing operations. Many of our emerging market customers obtain financing for network buildouts from European commercial banks and/or governments. Our customers' inability to obtain adequate financing would adversely affect our net sales. In addition, if the economic environment and lack of financing results in insolvencies for our customers, it would adversely impact the recoverability of our accounts receivable which would, in turn, adversely impact our results of operations.

Our backlog is subject to customer cancellation or modification and such cancellations could result in a decline in sales and increased provisions for excess and obsolete inventory.

We currently have a backlog of orders, mostly under contracts that our customers may modify or terminate. Almost all of the contracts in our backlog (including firm orders previously received from the U.S. government) are subject to cancellation at the convenience of the customer or for default in the event that we are unable to perform under the contract.

In some cases, such as contracts received from large U.S. based telecommunication companies, our backlog is computed by multiplying the most recent month’s contract or revenue by the months remaining under the existing long-term agreements, which we consider to be the best available information for anticipating revenue under those agreements. Also, a significant portion of the backlog from our U.S. commercial customers relates to large, multi-year contracts to provide state and local governments (and their agencies) with public safety and location technology solutions. Although the contracts themselves represent legal, binding obligations of these governments, funding is often subject to the approval of budgets (for example, on an annual or bi-annual basis). Although funding for these multi-year contracts are dependent on future budgets being approved, we include the full estimated value of these large, multi-year contracts in our backlog given the critical nature of the services being provided and the positive historical experience of our state and local government customers passing their respective budgets.

There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, particularly during periods of macroeconomic instability. Nor can there be any assurance that any contract included in backlog will be profitable. The actual amount and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual recognition of revenue on contracts included in backlog may never occur or may change because a program schedule could change, a customer may not follow up with order details (e.g., delivery instructions), fluctuations in currency exchange rates after an order is placed could cause our products to become too expensive for a foreign customer, a customer’s program could be canceled, a contract could be reduced, modified or terminated early due to changes in a customer’s priorities, funding may not be included in future budgets, actual indirect rates being reimbursed on U.S. government contracts may ultimately be less than those indirect rates included in our initial proposals, or an option that we had assumed would be exercised is not exercised.

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

We have incurred indebtedness under a Credit Facility, and may incur substantial additional indebtedness in the future, and may not be able to service that debt in the future and we must maintain compliance with various covenants that impose restrictions on our business.

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

As of July 31, 2020, the amount outstanding under our Credit Facility was $149.5 million, which is reflected in the non-current portion of long-term debt on our Consolidated Balance Sheet. At July 31, 2020, we also had $3.1 million of standby letters of credit outstanding under our Credit Facility related to guarantees of future performance on certain customer contracts.

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

As of July 31, 2020, our Secured Leverage Ratio (as defined in the Credit Facility) was 1.99x trailing twelve month ("TTM") Consolidated EBITDA (as defined in the Credit Facility) compared to the maximum allowable Leverage Ratio of 3.75x TTM Consolidated EBITDA. Our Interest Expense Coverage Ratio as of July 31, 2020 was 14.40x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA.

Assuming we are not obligated to complete the Gilat acquisition, we anticipate maintaining compliance with the terms and financial covenants in our Credit Facility for the foreseeable future. If we complete the Gilat acquisition, we expect to replace our Credit Facility with a new Gilat Acquisition Related Credit Facility, for which terms are still being negotiated. As such, there can be no assurance that we will be able to meet covenants in this new facility.

Further, our ability to comply with covenants, terms of and conditions of either facility may be affected by events beyond our control. Failure to comply with covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations. Our substantial debt obligations could impede, restrict or delay the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. For example:

•we may be required to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows for other purposes, including business development efforts, capital expenditures, dividends or strategic acquisitions;

•if we are not able to generate sufficient cash flows to meet our substantial debt service obligations or to fund our other liquidity needs, we may have to take actions such as selling assets or raising additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and joint ventures, or restructuring our debt;

•we may not be able to fund future working capital, capital investments and other business activities;

•we may not be able to pay dividends or make certain other distributions;

•we may become more vulnerable in the event of a downturn in our business or a worsening of general economic or industry-specific conditions; and

•our flexibility in planning for, or reacting to, changes in our business and industry may be limited, thereby placing us at a competitive disadvantage compared to our competitors that have less indebtedness.

Moreover, we may incur substantial additional indebtedness in the future to fund acquisitions or to fund other activities for general business purposes. If additional new debt is added to the current or planned debt levels, the related risks that we now face could intensify. A substantial increase in our indebtedness could also have a negative impact on our credit ratings. In this regard, failure to maintain our credit ratings could adversely affect the interest rate available to us in future financings, as well as our liquidity, competitive position and access to capital markets. Any decision regarding future borrowings will be based on the facts and circumstances existing at the time, including market conditions and our credit ratings.

In addition to the pending UHP and Gilat acquisitions, future acquisitions of companies and investments could prove difficult to integrate, disrupt our business, dilute stockholder value or adversely affect operating results or the market price of our common stock.

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

Future acquisitions or investments may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of large amounts of debt, increases to amortization expense and future write-offs of the acquired intangibles. Acquisitions and investments involve risks that include failing to:

•properly evaluate the technology;

•accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses;

•integrate the technologies, products and services, research and development, sales and marketing, support and other operations;

•integrate and retain key management personnel and other key employees;

•retain and cross-sell to acquired customers; and

•combine potentially different corporate cultures.

Acquisitions and investments could also:

•divert management’s attention away from the operation of our businesses;

•result in significant goodwill and intangibles write-offs in the event an acquisition or investment does not meet expectations; and

•increase expenses, including expenses of managing the growth of such acquired businesses.

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

During our fiscal years ended July 31, 2020, 2019 and 2018, sales to the U.S. government (including sales to prime contractors to the U.S. government) were $223.4 million, $269.2 million and $202.7 million or 36.2%, 40.1% and 35.5% of our consolidated net sales, respectively. In addition, a large portion of our existing backlog consists of orders related to U.S. government contracts and our Business Outlook for Fiscal 2021 and beyond depends, in part, on significant new orders from the U.S. government, which undergoes extreme budgetary pressures from time to time.

We rely on particular levels of U.S. government spending on our communication solutions, and our receipt of future orders depends in large part on continued funding by the U.S. government for the programs in which we participate. These spending levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general public policy and political support for this type of spending. Government contracts are conditioned upon the continuing availability of congressional appropriations and Congress’s failure to appropriate funds, or Congress’s actions to reduce or delay spending on, or reprioritize its spending away from, U.S. government programs which we participate in, could negatively affect our results of operations. Because many of the items we sell to the U.S. government are included in large programs realized over a period of several years, it is difficult, if not impossible, to determine specific amounts that are or will be appropriated for our products and services. As such, our assessments relating to the impact of changes in U.S. government spending may prove to be incorrect. The outcome of the national elections to be held in the U.S. in 2020 may also impact the levels of U.S. government spending.

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

Ultimately, the U.S. government may be unable to timely complete its budget process or fully agree upon spending priorities. As such, it is possible that a shutdown of the U.S. government may occur, or interim budgets may be adopted. As such, we may experience delayed orders, delayed payments and declines in net sales, profitability and cash flows. We may experience related supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors. Moreover, an outbreak of a pandemic such as the COVID-19 pandemic and associated quarantines, closures and travel restrictions may cause temporary or long-term disruptions in our supply chain and distribution systems. All of the aforementioned conditions and factors could, in the aggregate, have a material adverse effect on our business, results of operations and financial condition. Additionally, cost cutting, efficiency initiatives, reprioritization, other affordability analyses, and changes in budgetary priorities by our governmental customers, including the U.S. government, could adversely impact both of our operating segments. We are unable to predict the impact these or similar events could have on our business, financial position, results of operations or cash flows.

Our contracts with the U.S. government are subject to unique business, commercial and government audit risks.

We depend on the U.S. government for a significant portion of our revenues. Our contracts with the U.S. government are subject to unique business and commercial risks, including:

•unexpected contract or project terminations or suspensions;

•unpredictable order placements, reductions, accelerations, delays or cancellations;

•higher than expected final costs, particularly relating to software and hardware development, for work performed under contracts where we commit to specified deliveries for a fixed-price; and

•unpredictable cash collections of unbilled receivables that may be subject to acceptance of contract deliverables by the customer and contract close out procedures, including government audit and approval of final indirect rates.

Although we take steps to mitigate our risk with respect to contracts with the U.S. government, we may not be able to do so in every instance for any of the following reasons, among others:

•Our U.S. government contracts can easily be terminated by the U.S. government - Our U.S. government contracts can be terminated by the U.S. government for its convenience or upon an event of default by us. Termination for convenience provisions provide us with little to no recourse related to: our potential recovery of costs incurred or costs committed, potential settlement expenses and hypothetical profit on work completed prior to termination.

•Our U.S. government contracts are subject to funding by the U.S. Congress - Our U.S. government contracts are conditioned upon the continuing approval by Congress of the necessary funding. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take more than one year. Consequently, at the beginning of a major program, the contract may not be fully funded, and additional monies are normally committed to the contract only if, and when, appropriations are made by Congress for future fiscal years. Delays or changes in funding can impact the timing of awards or lead to changes in program content. We obtain certain of our U.S. government contracts through a competitive bidding process. There can be no assurance that we will win additional contracts or that actual contracts that are awarded will ultimately be profitable.

•We can be disqualified as a supplier to the U.S. government - As a supplier to the U.S. government, we must comply with numerous regulations, including those governing security, contracting practices and classified information. Failure to comply with these regulations and practices could result in fines being imposed against us or our suspension for a period of time from eligibility for bidding on, or for award of, new government contracts. If we are disqualified as a supplier to government agencies, we would lose most, if not all, of our U.S. government customers and revenues from sales of our products would decline significantly.

In addition, all of our U.S. government contracts can be audited by the Defense Contract Audit Agency ("DCAA") and other U.S. government agencies and we can be subject to penalties arising from post-award contract audits (sometimes referred to as a Truth in Negotiations Act or "TINA" audit) or cost audits in which the value of our contracts may be reduced. If costs are found to be improperly allocated to a specific contract, those costs will not be reimbursed, and any such costs already reimbursed would be required to be refunded. TCS underwent audits by the DCAA for periods prior to Comtech’s fiscal 2016 acquisition of TCS. The DCAA has informed us that it is proposing retroactive contracts adjustments that, if finalized and issued, would result in the need for us to provide a refund to the U.S. government of approximately $2.4 million. We disagree with the DCAA’s assessment and would vigorously protest any adjustment. We have not recorded any reserve related to these audits but ultimately an adjustment may be issued. Although we record contract revenues based upon costs we expect to realize upon final audit, we cannot predict the outcome of any such future audits and adjustments, and we may be required to materially reduce our revenues or profits upon completion and final negotiation of audits. Negative audit findings could also result in termination of a contract, forfeiture of profits, suspension of payments, fines and suspension or debarment from U.S. government contracting or subcontracting for a period of time.

Our dependence on sales to international customers exposes us to unique business, commercial and export compliance audit risks.

Sales for use by international customers (including sales to U.S. companies for inclusion in products that will be sold to international customers) represented approximately 23.5%, 25.4% and 25.6% of our consolidated net sales for the fiscal years ended July 31, 2020, 2019 and 2018, respectively, and we expect that international sales will continue to be a significant portion of our consolidated net sales for the foreseeable future. These sales expose us to certain risks, including barriers to trade, fluctuations in foreign currency exchange rates (which may make our products less price-competitive), political and economic instability, exposure to public health epidemics, availability of suitable export financing, tariff regulations, and other U.S. and foreign regulations that may apply to the export of our products. Although we take steps to mitigate our risk with respect to international sales, we may not be able to do so in every instance for any of the following reasons, among others:

•We may not be able to continue to structure our international contracts to reduce risk - We attempt to reduce the risk of doing business in foreign countries by seeking subcontracts with large systems suppliers, contracts denominated in U.S. dollars, advance or milestone payments and irrevocable letters of credit in our favor. However, we may not be able to reduce the economic risk of doing business in foreign countries in all instances. In such cases, billed and unbilled receivables relating to international sales are subject to increased collectability risk and may result in significant write-offs, which could have a material adverse effect on our business, results of operations and financial condition. In addition, foreign defense contracts generally contain provisions relating to termination at the convenience of the government.

•We rely on a limited number of international sales agents - In some countries, we rely upon one or a small number of sales agents, exposing us to risks relating to our contracts with, and related performance of, those agents. We attempt to reduce our risk with respect to sales agents by establishing additional foreign sales offices where it is practical and by engaging, where practicable, more than one independent sales representative in a territory. It is our policy to require all sales agents to operate in compliance with applicable laws, rules and regulations. Violations of any of these laws, rules or regulations, and other business practices that are regarded as unethical, could interrupt the sales of our products and services, result in the cancellation of orders or the termination of customer relationships, and could damage our reputation, any of which developments could have a material adverse effect on our business, results of operations and financial condition.

•We currently price virtually all of our products in U.S. dollars - Today, virtually all of our sales are denominated in U.S. dollars. Over the last few years, the U.S. dollar has strengthened significantly against many international currencies. As such, many of our international customers experienced a drop in their purchasing power as it relates to their ability to purchase our products. To date, we have not materially changed our selling prices and have experienced lower sales volumes in certain cases. If the U.S. dollar strengthens from current levels against many international currencies, our customers may reduce their spending or postpone purchases of our products and services to a greater extent than we currently anticipate which could have a material adverse effect on our business, results of operations and financial condition.

•We must comply with all applicable export control laws and regulations of the U.S. and other countries - Certain of our products and systems may require licenses from U.S. government agencies for export from the U.S., and some of our products are not permitted to be exported. In addition, in certain cases, U.S. export controls also severely limit unlicensed technical discussions, such as discussions with any persons who are not U.S. citizens or permanent residents. As a result, in cases where we may need a license, our ability to compete against a non-U.S. domiciled foreign company that may not be subject to the same U.S. laws may be materially adversely affected. U.S. laws and regulations applicable to us include the Arms Export Control Act, the IEEPA, the ITAR, the EAR and the trade sanctions laws and regulations administered by the U.S. Treasury Department's OFAC.

•We must comply with the FCPA and similar laws elsewhere - We are subject to the FCPA and other foreign laws prohibiting corrupt payments to government officials, which generally bar bribes or unreasonable gifts to foreign governments or officials. Violations of these laws or regulations could result in significant sanctions, including disgorgement of profits, fines, criminal sanctions against us, our officers, our directors, or our employees, more onerous compliance requirements, more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. A violation of any of the regulations enumerated above could materially adversely affect our business, financial condition and results of operations. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, agents, or subsidiaries will not violate our policies. Additionally, changes in regulatory requirements which could restrict our ability to deliver services to our international customers, including the addition of a country to the list of sanctioned countries under the IEEPA or similar legislation could negatively impact our business. For the fiscal years ended July 31, 2020, 2019 and 2018, we have conducted no business with states designated as sponsors of terrorism.

•We must maintain a company-wide Office of Trade Compliance - In the past, we have self-reported violations of export control laws or regulations to the U.S. Department of State, Directorate of Defense Trade Controls ("DDTC"), DoC and OFAC. In addition, we have made various commitments to U.S. government agencies that oversee trade and export matters and have committed that we will maintain certain policies and procedures including maintaining a company-wide Office of Trade Compliance. Additionally, we have agreed to have independent audits in future periods and will report any future violations to those agencies. Even though we take precautions to avoid engaging in transactions that may violate U.S. export control laws or regulations, including trade sanctions, those measures may not be effective in every instance. If it is determined that we have violated U.S. export control laws or regulations or trade regulations, civil and criminal penalties could apply, and we may suffer reputational harm.

•We are subject to future export compliance audits - We continue to implement policies and procedures to ensure that we comply with all applicable export control laws and regulations. We are subject to future compliance audits that may uncover improper or illegal activities that would subject us to material remediation costs, civil and criminal fines and/or penalties and/or an injunction. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these outcomes could, individually or in the aggregate, have a material adverse effect on our business, results of operations and financial condition. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In addition, in order to ship our products into and implement our services in some countries, the products must satisfy the technical requirements of that particular country. If we were unable to comply with such requirements with respect to a significant quantity of our products, our sales in those countries could be restricted, which could have a material adverse effect on our business, results of operations and financial condition.

•We may be affected by the future imposition of tariffs and trade restrictions - The current U.S. administration has signaled support for, and in some instances has taken action with respect to, major changes to certain trade policies, such as the imposition of additional tariffs on imported products, the withdrawal from or renegotiation of certain trade agreements and the imposition of certain export sanctions. Such changes could result in retaliatory actions by the United States’ trade partners. For example, over the last several months, the U.S. has increased tariffs on certain imports from China, as well as on steel and aluminum products imported from various countries and imposed export sanctions on certain Chinese entities. In response, China, the European Union, and several other countries have imposed or proposed additional tariffs on certain exports from the U.S. Our inability to effectively manage the negative impacts of changing U.S. and foreign trade policies, including, in connection with our business with customers outside of the United States or with newly sanctioned entities could adversely affect our business and financial results.

Our investments in recorded goodwill and other intangible assets could be impaired as a result of future business conditions, a deterioration of the global economy or if we change our reporting unit structure.

As of July 31, 2020, goodwill recorded on our Consolidated Balance Sheet aggregated $330.5 million. Additionally, as of July 31, 2020, net intangibles recorded on our Consolidated Balance Sheet aggregated $258.0 million.

For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, our Government Solutions and Commercial Solutions segment each constitute a reporting unit and we must make various assumptions in determining their estimated fair values. Reporting units are defined by how our Chief Executive Officer ("CEO") manages the business, which includes resource allocation decisions. We may, in the future, change our management approach which in turn may change the way we define our reporting units, as such term is defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350 "Intangibles - Goodwill and Other." A change to our management approach may require us to perform an interim goodwill impairment test and possibly record impairment charges in a future period.

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

On August 1, 2020 (the first day of our fiscal 2021), we performed our annual quantitative assessment and estimated the fair value of each of our reporting units using a combination of the income and market approaches, and taking into consideration both the potential short-term and long-term effects of the COVID-19 pandemic. Based on our quantitative evaluation, we determined that our Commercial Solutions and Government Solutions reporting units had estimated fair values in excess of their carrying values of at least 8.4% and 78.0%, respectively, and concluded that our goodwill was not impaired and that neither of our two reporting units was at risk of failing the quantitative assessment.

However, it is possible that, during fiscal 2021 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, or our common stock price could decline further. Such deterioration could be caused by uncertainty about the severity and length of the COVID-19 pandemic, and its impact on global business activity.

A significant decline in our customers' spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a quantitative assessment during fiscal 2021 or beyond. If assumed net sales and cash flow projections are not achieved in future periods or our common stock price significantly declines from current levels, our Commercial Solutions or Government Solutions reporting units could be at risk of failing the quantitative assessment and goodwill and intangibles assigned to the respective reporting units could be impaired.

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2021 (the start of our fiscal 2022). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangibles with finite lives when an event occurs indicating the potential for impairment. We believe that the carrying values of our net intangibles were recoverable as of July 31, 2020. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

We could be negatively impacted by a system failure, lack of or failure of redundant system components, security breach through cyber-attack, cyber intrusion or otherwise, by other significant disruption of our IT networks or those we operate for certain customers, or third-party data center facilities, servers and related systems. If such occurs, in some cases, we may have to reimburse our customers for damages that they may have incurred, pay contract penalties, or provide refunds.

Similar to all companies in our industry, we are under constant cyber-attack and are subject to an ongoing risk of security breaches and disruptions of our IT networks and related systems, including third-party data center facilities, whether through actual breaches, cyber-attacks or cyber intrusions via the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization. Actual security breaches or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, have increased in recent years and have become more complex. Our IT networks and systems, as well as third-party data center facilities, have been and, we believe, continue to be under constant attack. We face an added risk of a security breach or other significant disruption to certain of our equipment used on some of our customers' IT networks and related systems which may involve managing and protecting information relating to public safety agencies, wireless carriers as well as national security and other sensitive government functions. Many of our systems have, or are required to have, system redundancies and back-up; in some cases, we may not have sufficient redundancy and/or redundancy and/or back-ups may fail. We may incur significant costs to prevent and respond to system failures, failure of redundant system components, actual breaches, cyber-attacks and other systems disruptions.

As a communications company, and particularly as a government contractor and a provider of public safety and location technologies (including 911 hosted systems), we face a heightened risk of a security breach or disruption from actual breaches, cyber-attacks and other threats to gain unauthorized access to our and our customers' proprietary or classified information on our IT networks, third-party data center facilities and related systems and to certain of our equipment used on some of our customers' IT networks and related systems. These types of information, IT networks and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers. Although we make significant efforts to maintain the security and integrity of these types of information, IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that actual security breaches or disruptions will not be successful or damaging. Even the most well protected information, networks, data centers, systems and facilities remain potentially vulnerable because security breaches, particularly cyber-attacks and intrusions, and disruptions have occurred and will occur again in the future. Techniques used in such breaches and cyber-attacks are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. In some cases, the resources of foreign governments may be behind such attacks. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk.

A security breach or other significant disruption (including as a result of a lack of redundancy and/or failure of such redundancy) involving these types of information, IT networks and related systems could:

•Disrupt the proper functionality of these networks, data center facilities and systems and therefore our operations and/or those of certain of our customers;

•Result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or our customers, including trade secrets, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•Compromise national security and other sensitive government functions;

•Require significant management attention and resources to remedy the damage that results;

•Make payments to our customers to reimburse them for damages, pay them penalties or provide refunds; and

•Damage our reputation with our customers (particularly agencies of the U.S. government) and the public generally.

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

We take reasonable steps to protect the security, integrity and confidentiality of the information we collect and store and to prevent unauthorized access to third-party data to which we enable access through our products, but there is no guarantee that inadvertent or unauthorized disclosure will not occur or that third parties will not gain unauthorized access despite our efforts. If such unauthorized disclosure or access does occur, we may be required to notify persons whose information was disclosed or accessed under existing and proposed laws. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. In the event of such disclosure, we also may be subject to claims of breach of contract, investigation and penalties by regulatory authorities and potential claims by persons whose information was disclosed. If there is a security breach or if there is an inappropriate disclosure of any of these types of information, we could be exposed to investigations, litigation, fines and penalties. Remediation of and liability for loss or misappropriation of end user or employee personal information could have a material adverse effect on our business, results of operations and financial condition. Even if we were not held liable for such event, a security breach or inappropriate disclosure of personal, private or confidential information could harm our reputation and our relationships with current and potential customers and end users. Even the perception of a security risk could inhibit market acceptance of our products and services. We may be required to invest additional resources to protect against damage caused by any actual or perceived disruptions of our services. We may also be required to provide information about the location of an end user’s mobile device to government authorities, which could result in public perception that we are providing the government with intelligence information and deter some end users from using our services. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.

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

Our federal income tax returns for fiscal 2017 through 2019 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2016 are subject to audit. None of TCS' state income tax returns prior to calendar year 2015 are subject to audit. In addition to income tax audits, TCS is subject to ongoing state excise tax audits by the Washington State Department of Revenue. Although adjustments relating to past audits of our federal income tax returns were immaterial, a resulting tax assessment or settlement for other periods or other jurisdictions that may be selected for future audit could have a material adverse effect on our business, consolidated results of operations and financial condition.

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

We currently, and intend to continue to, operate a high-volume technology manufacturing center located in Arizona. The COVID-19 pandemic, a terrorist attack or similar future event may disrupt our operations or those of our customers or suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. If a natural disaster or other business interruption occurred with respect to our high-volume technology manufacturing center, we do not have immediate access to other manufacturing facilities and, as a result, our business, results of operations and financial condition would be materially adversely affected. To support our long-term business goals for our satellite earth station product line, in September 2020, we signed a 15-year lease for a 146,000 square foot facility in Chandler, Arizona. This facility is located less than 10 miles from our existing facility located in Tempe, Arizona, and we anticipate that that we will fully relocated by February 2021. If we are unable to have a smooth transition to our new facility, production and deliveries of our products may be impacted and may incur unexpected costs.

We design and manufacture our over-the-horizon microwave equipment and systems in Florida, where major hurricanes have occurred in the past, and amplifiers in Santa Clara, California, an area close to major earthquake fault lines, and also manufacture amplifiers in Melville, New York, an area subject to hurricanes. Additionally, certain of our Commercial Solutions segment activities are conducted in Washington State which is also near a fault line. We maintain operations in Maryland near a U.S. Navy facility which is more prone to a terrorist attack. Our operations in these and other locations (such as in our high-volume technology manufacturing center located in Tempe, Arizona and our antenna production facility in the United Kingdom), could be subject to natural disasters or other significant disruptions, including hurricanes, tornadoes, typhoons, tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, medical epidemics, acts of terrorism, power shortages and blackouts, telecommunications failures, and other natural and man-made disasters or disruptions.

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

In addition, the ongoing COVID-19 pandemic has resulted in travel restrictions and business shutdowns both domestically and globally, including in locations in which we have significant operations. These or any further political, governmental or other actions to contain the spread or treat the impact of COVID-19, and the resulting developments, are highly uncertain and unpredictable and could result in social, economic and labor instability. These uncertainties could have a material adverse effect on the continuity of our business and our financial condition, the results of operations and cash flows.

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

Many of our products are incorporated into wireless communications systems that must comply with various U.S. government regulations, including those of the FCC, as well as similar international laws and regulations. As a result, our business faces increased risks including the following:

•We must obtain various licenses from the FCC - We operate FCC licensed teleports that are subject to the Communications Act of 1934, as amended, or the FCC Act, and the rules and regulations of the FCC. We cannot guarantee that the FCC will grant renewals when our existing licenses expire, nor are we assured that the FCC will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses. We may, in the future, be required to seek FCC or other government approval if foreign ownership of our stock exceeds certain specified criteria. Failure to comply with these policies could result in an order to divest the offending foreign ownership, fines, denial of license renewal and/or license revocation proceedings against the licensee by the FCC, or denial of certain contracts from other U.S. government agencies.

•We are dependent on the allocation and availability of frequency spectrum - Adverse regulatory changes related to the allocation and availability of frequency spectrum and in the military standards and specifications that define the current satellite networking environment, could materially harm our business by: (i) restricting development efforts by us and our customers, (ii) making our current products less attractive or obsolete, or (iii) increasing the opportunity for additional competition. The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards and reassign bandwidth for these products and services. The reduced number of available frequencies for other products and services and the time delays inherent in the government approval process of new products and services have caused, and may continue to cause, our customers to cancel, postpone or reschedule their installation of communications systems including their satellite, over-the-horizon microwave, or terrestrial line-of-sight microwave communication systems. This, in turn, could have a material adverse effect on our sales of products to our customers. Changes in, or our failure to comply with, applicable laws and regulations could materially adversely harm our business, results of operations, and financial condition.

•Our future growth is dependent, in part, on developing NG-911 compliant products - The FCC requires that certain location information be provided to network operators for public safety answering points when a subscriber makes a 911 call. Technical failures, greater regulation by federal, state or foreign governments or regulatory authorities, time delays or the significant costs associated with developing or installing improved location technology could slow down or stop the deployment of our mobile location products. If deployment of improved location technology is delayed, stopped or never occurs, market acceptance of our products and services may be materially adversely affected. Because we rely on some third-party location technology instead of developing all of the technology ourselves, we have little or no influence over its improvement. The technology employed with NG-911 services generally anticipates a migration to internet-protocol ("IP") based communication. Since many companies are proficient in IP-based communication protocols, the barriers to entry to providing NG-911 products and services are lower than exist for the traditional switch-based protocols. If we are unable to develop unique and proprietary solutions that are superior to and/or more cost effective than other market offers, our 911 business could get replaced by new market entrants, resulting in a material adverse effect on our business, results of operations and financial condition.

•Under the FCC’s mandate, our 911 business is dependent on state and local governments - Under the FCC’s mandate, wireless carriers are required to provide 911 services only if state and local governments request the service. As part of a state or local government’s decision to request 911, they have the authority to develop cost recovery mechanisms. However, cost recovery is no longer a condition to wireless carriers’ obligation to deploy the service. If state and local governments do not widely request that 911 services be provided or we become subject to significant pressures from wireless carriers with respect to pricing of 911 services, our 911 business would be harmed and future growth of our business would be reduced.

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

As the mobile communications industry continues to evolve, we believe greater regulation by federal, state or foreign governments or regulatory authorities is likely and we face certain risks including:

•We must adhere to existing and potentially new privacy rules - We believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing our ability to utilize this information in the resale of certain of our products. In order for mobile location products and services to function properly, wireless carriers must locate their subscribers and store information on each subscriber’s location. Although data regarding the location of the wireless user resides only on the wireless carrier’s systems, users may not feel comfortable with the idea that the wireless carrier knows and can track their location. Carriers will need to obtain subscribers’ permission to gather and use the subscribers’ personal information, or they may not be able to provide customized mobile location services which those subscribers might otherwise desire. If subscribers view mobile location services as an annoyance or a threat to their privacy, that could reduce demand for our products and services and have a material adverse effect on our business, results of operations and financial condition.

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

•We may face increased compliance costs in connection with health and safety requirements for mobile devices - If wireless handsets pose health and safety risks, we may be subject to new regulations and demand for our products and services may decrease. Media reports have suggested that certain radio frequency emissions from wireless handsets may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may have the effect of discouraging the use of wireless handsets, which would decrease demand for our services. In recent years, the FCC and foreign regulatory agencies have updated the guidelines and methods they use for evaluating radio frequency emissions from radio equipment, including wireless handsets. In addition, interest groups have requested that the FCC investigate claims that wireless technologies pose health concerns and cause interference with airbags, hearing aids and other medical devices. There also are some safety risks associated with the use of wireless handsets while driving. Concerns over these safety risks and the effect of any legislation that may be adopted in response to these risks could limit our ability to market and sell our products and services.

•The regulatory environment for VoIP services is developing - The FCC has determined that VoIP services are not subject to the same regulatory scheme as traditional wireline and wireless telephone services. If the regulatory environment for VoIP services evolves in a manner other than the way we anticipate, our 911 business would be significantly harmed and future growth of our business would be significantly reduced. For example, the regulatory scheme for wireless and wireline service providers requires those carriers to allow service providers such as us to have access to certain databases that make the delivery of a 911 call possible. No such requirements exist for VoIP service providers, so carriers could prevent us from continuing to provide VoIP 911 service by denying us access to the required databases.

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

Because we are a publicly traded company, we are required to comply with provisions of securities laws, related regulations and financial reporting standards. Because securities laws, related regulations and financial reporting standards pertaining to our business are relatively complex, our business faces increased risks including the following:

•If we identify a material weakness in the future, our costs may unexpectedly increase - Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules, we are required to furnish a report of management’s assessment of the effectiveness of our internal controls as part of our Annual Report on Form 10-K. Our independent registered public accountants are required to attest to and provide a separate opinion. To issue our report, we document our internal control design and the testing processes that support our evaluation and conclusion, and then we test and evaluate the results. There can be no assurance, however, that we will be able to remediate material weaknesses, if any, that may be identified in future periods, or maintain all of the controls necessary for continued compliance. There likewise can be no assurance that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

•Stock-based compensation accounting standards could negatively impact our stock - Since our inception, we have used stock-based awards as a fundamental component of our employee compensation packages. We believe that stock-based awards directly motivate our employees to maximize long-term stockholder value and, through the use of long-term vesting, encourage employees to remain with us. We apply the provisions of ASC 718, "Compensation - Stock Compensation," which requires us to record compensation expense in our statement of operations for employee and director stock-based awards using a fair value method. In the first quarter of fiscal 2018, we adopted FASB ASU No. 2016-09 which modified certain aspects of ASC 718, including the requirement to recognize excess tax benefits and shortfalls in the income statement. The ongoing application of this standard will have a significant effect on our reported earnings, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the value of stock-based awards (including long-term performance shares which are subject to the achievement of three-year goals which are based on several performance metrics). The ongoing application of this standard could impact the future value of our common stock and may result in greater stock price volatility. To the extent that this accounting standard makes it less attractive to grant stock-based awards to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could have a material adverse effect on our business, results of operations and financial condition.

Also, the accounting rules and regulations that we must comply with are complex. Accounting rules and regulations are continually changing in ways that could materially impact our financial statements. As further discussed in "Notes to Consolidated Financial Statements - Note (1) - Summary of Significant Accounting and Reporting Policies" included in "Part II - Item 8. - Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K, we note the following:

•We must maintain compliance with new complex revenue recognition rules - On August 1, 2018 (our first quarter of fiscal 2019), we adopted ASU No. 2014-09 "Revenue from Contracts with Customers (Topic 606)," which replaces numerous requirements in U.S. GAAP, including industry specific requirements, and provides a single revenue recognition model for contracts with customers. The ASU applies to all open contracts existing as of August 1, 2018. We adopted this ASU using the modified retrospective method and there was no material impact on our business, results of operations and financial condition.

•We must maintain compliance with new complex lease accounting rules - In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," to revise existing lease accounting guidance. The update requires most leases to be recorded on the balance sheet as a lease liability, with a corresponding right-of-use asset. We adopted Topic 842 on August 1, 2019, the beginning of our first quarter of fiscal 2020. Except for recording a total right-of-use asset and corresponding lease liability on our Consolidated Balance Sheet, which amount approximates 4.0% of our total consolidated assets at July 31, 2019, our adoption of Topic 842 did not have a material impact to our statements of operations or cash flows.

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

These risks include:

•The loss of key technical and/or management personnel could adversely affect our business - Our future success depends on the continued contributions of key technical and management personnel. Many of our key and technical management personnel would be difficult to replace and are not subject to employment or non-competition agreements. We currently have research and development employees in areas that are located a great distance away from our U.S. headquarters and some work out of their respective homes. Managing remote product development operations is difficult and we may not be able to manage the employees in these remote centers successfully. Our expected growth and future success will depend, in large part, upon our ability to attract and retain highly qualified engineering, sales and marketing personnel. Competition for such personnel from other companies, academic institutions, government entities and other organizations is intense. Although we believe that we have been successful to-date in recruiting and retaining key personnel, we may not be successful in attracting and retaining the personnel we will need to grow and operate profitably. Also, the management skills that have been appropriate for us in the past may not continue to be appropriate if we grow and diversify.

•We may not be able to improve our processes and systems to keep pace with anticipated growth - The future growth of our business may place significant demands on our managerial, operational and financial resources. In order to manage that growth, we must be prepared to improve and expand our management, operational and financial systems and controls. We also need to continue to recruit and retain personnel and train and manage our employee base. We must carefully manage research and development capabilities and production and inventory levels to meet product demand, new product introductions and product and technology transitions. If we are not able to timely and effectively manage our growth and maintain the quality standards required by our existing and potential customers, it could have a material adverse effect on our business, results of operations and financial condition.

•Our markets are highly competitive and there can be no assurance that we can continue to compete effectively - The markets for our products are highly competitive. There can be no assurance that we will be able to continue to compete successfully on price or other terms, or that our competitors will not develop new technologies and products that are more effective than our own. We expect the Department of Defense’s increased use of commercial off-the-shelf products and components in military equipment will encourage new competitors to enter the market. Also, although the implementation of advanced telecommunications services is in its early stages in many developing countries, we believe competition will continue to intensify as businesses and foreign governments realize the market potential of telecommunications services. Many of our competitors have financial, technical, marketing, sales and distribution resources greater than ours. Recently, we have seen increased requests for proposals from large wireless carriers for sole-source solutions and have responded to several such requests. In order to induce retention of existing customer contracts and obtain business on a sole-source basis, we may ultimately agree to adjust pricing on a retroactive basis. If our sole-source proposals are rejected in favor of a competitor’s proposal, it could result in the termination of existing contracts, which could have a material adverse effect on our business, results of operations and financial condition.

•We may not be able to obtain sufficient components to meet expected demand - Our dependence on component availability, government furnished equipment, subcontractors and key suppliers, including the core manufacturing expertise of our high-volume technology manufacturing center located in Tempe, Arizona, exposes us to risk. Although we obtain certain components and subsystems from a single source or a limited number of sources, we believe that most components and subsystems are available from alternative suppliers and subcontractors. During the past year or so, and as a result of overall increased industry-wide demand, lead times for many components have increased. In addition, threats of or actual tariffs could limit our ability to obtain certain parts on a cost-effective basis, or at all. A significant interruption in the delivery of such items could have a material adverse effect on our business, results of operations and financial condition. In addition, if our high-volume technology manufacturing center located in Tempe, Arizona is unable to produce sufficient product or maintain quality, it could have a material adverse effect on our business, results of operations and financial condition.

•Our ability to maintain affordable credit insurance may become more difficult - In the normal course of our business, we purchase credit insurance to mitigate some of our domestic and international credit risk. Although credit insurance remains generally available, upon renewal, it may become more expensive to obtain or may not be available for existing or new customers in certain international markets and it might require higher deductibles than in the past. If we acquire a company with a different customer base, we may not be able to obtain credit insurance for those sales. As such, there can be no assurance that, in the future, we will be able to obtain credit insurance on a basis consistent with our past practices.

We rely upon various third-party companies and their technology to provide services to our customers and if we are unable to obtain such services at reasonable prices, or at all, our gross margins and our ability to provide the services of our wireless applications business could be materially adversely affected.

Risks from our reliance with these third parties include:

•The loss of mapping and third-party content - The wireless data services provided to our customers are dependent on real-time, continuous feeds from map data, points of interest data, traffic information, gas prices, theater, event and weather information from vendors and others. Any disruption of this third-party content from our satellite feeds or backup landline feeds or other disruption could result in delays in our subscribers’ ability to receive information. We obtain this data that we sell to our customers from companies owned by current and potential competitors, who may act in a manner that is not in our best interest. If our suppliers of this data or content were to enter into exclusive relationships with other providers of location-based services or were to discontinue providing such information and we were unable to replace them cost effectively, or at all, our ability to provide the services of our wireless applications business would be materially adversely affected. Our gross margins may also be materially adversely affected if the cost of third-party data and content increases substantially.

•Third-party data centers or third-party networks may fail - Many products and services of our advanced communication solutions, in particular our public safety and location technology solutions, are provided through a combination of our servers, which are hosted at third-party data centers, and on the networks, as well as within the data centers of our wireless carrier partners. The third-party facilities are in Irvine, California, San Francisco, California, Dallas, Texas and Raleigh, North Carolina, and we may use others as required. We also use third-party data center facilities in the Phoenix, Arizona area to provide for disaster recovery. Additionally, certain non-911 products, technologies, and solutions are currently hosted in cloud-based applications operated by third parties such as Amazon Web Services and Microsoft. As such, our business relies to a significant degree on the efficient and uninterrupted operation of the third-party data centers, customer data centers, and cloud providers we use. Network failures, disruptions or capacity constraints in our third-party data center facilities or in our servers maintained at their location could affect the performance of the products and services of our wireless applications and 911 business and harm our reputation and our revenue. The ability of our subscribers to receive critical location and business information requires timely and uninterrupted connections with our wireless network carriers. Any disruption from our satellite feeds or backup landline feeds could also result in delays in our subscribers’ ability to receive information.

•We must integrate our technologies and routinely upgrade them - We may not be able to upgrade our location services platform to support certain advanced features and functionality without obtaining technology licenses from third parties. Obtaining these licenses may be costly and may delay the introduction of such features and functionality, and these licenses may not be available on commercially favorable terms, or at all. Problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and patent rights, labor, learning curve assumptions, or materials and components could prevent us from achieving contractual obligations. In addition, our products cannot be tested and proven in all situations and are otherwise subject to unforeseen problems. The inability to offer advanced features or functionality, or a delay in our ability to upgrade our location-based services platform, may materially adversely affect demand for our products and services and, consequently, have a material adverse effect on our business, results of operations and financial condition.

•We rely upon "open-source" software - We have incorporated some types of open-source software into our products, allowing us to enhance certain solutions without incurring substantial additional research and development costs. Thus far, we have encountered no unanticipated material problems arising from our use of open-source software. However, as the use of open-source software becomes more widespread, certain open-source technology could become competitive with our proprietary technology, which could cause sales of our products to decline or force us to reduce the fees we charge for our products, which could have a material adverse effect on our business, results of operations and financial condition.

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

We are, from time to time, and could become a party to additional litigation or subject to claims, including product liability claims, employee claims, government investigations and other proceedings that could cause us to incur unanticipated expenses and otherwise have a material adverse effect on our business, results of operations and financial condition.

We are, from time to time, involved in commercial disputes and civil litigation relating to our businesses. For example, in March 2019, we initiated litigation against a former employee and her new employer arising from such former employee's violation of her obligation to TCS of confidentiality, non-competition and non-solicitation of customers and employees. The former employee has responded with her own lawsuit against us.

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

For additional information related to these lawsuits, see "Notes to Consolidated Financial Statements - Note (13)(a) - Commitments and Contingencies - Legal Proceedings and Other Matters" included in "Part II - Item 8.- Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K.

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

Our products including software may not be error or defect free after delivery to customers, which could damage our reputation, cause revenue losses, result in the rejection of our products or services, divert development resources and increase service and warranty costs, each of which could have a material adverse effect on our business, results of operations and financial condition.

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

Although we have a long history of providing services to many of our wireless carrier partners, a change in purchasing or procurement strategies by a wireless carrier partner could result in the loss of business from that partner. Additionally, from time to time, we routinely perform services without a multi-period contract while we negotiate new and extended contract terms and pricing. These negotiations are complex and may take long periods of time. Even when we successfully negotiate a multi-period contract, our wireless carrier contracts, such as the ones with Verizon which accounted for 8.8% of our sales in fiscal 2020, provide for terminations with notice and provide a mechanism for the wireless carrier to renegotiate lower fees and/or change services. Fee pressure from these carriers are constant and ongoing. Thus, even when we obtain a multi-period contract term, our revenues could be suddenly and materially reduced.

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

We generate a significant portion of our revenue from customers that are wireless carriers, such as Verizon which accounted for 8.8% of our revenues in fiscal 2020. In addition, a portion of our revenue is derived from subscription fees that we receive from our wireless carrier partners for end-users who subscribe to our service on a standalone basis or in a bundle with other services. Future revenue will depend on the pricing and quality of those services and subscriber demand for those services, which may vary by market, and the level of subscriber turnover experienced by our wireless carrier partners. If subscriber turnover increases more than we anticipate, our financial results could be materially adversely affected.

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

The stock market in general and the stock prices of technology-based companies, in particular, experience extreme volatility that often is unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate significantly in the future as well. Factors that could have a significant impact on the market price of our stock include, among others:

•strategic transactions, such as acquisitions and divestures;
•our ability to successfully integrate and manage recent acquisitions;
•issuance of potentially dilutive equity or equity-type securities;
•issuance of debt;
•future announcements concerning us or our competitors;
•receipt or non-receipt of substantial orders for products and services;
•quality deficiencies in services or products;
•results of technological innovations;
•new commercial products;
•changes in recommendations of securities analysts;
•government regulations;
•changes in the status or outcome of government audits;
•proprietary rights or product or patent litigation;
•changes in U.S. government policies;
•changes in economic conditions generally, particularly in the telecommunications sector;
•changes in securities market conditions, generally;
•changes in the status of litigation and legal matters (including changes in the status of export matters);
•cyber attacks;
•energy blackouts;
•acts of terrorism or war;
•inflation or deflation; and
•rumors or allegations regarding our financial disclosures or practices.

Shortfalls in our sales or earnings in any given period relative to the levels expected by securities analysts could immediately, significantly and adversely affect the trading price of our common stock.

Future issuances of our shares of common stock could dilute a stockholder's ownership interest in Comtech and reduce the market price of our shares of common stock.

In addition to potential issuances of our shares of common stock associated with the pending acquisitions of Gilat and UHP, in the future, we may issue additional securities to raise capital. We may also acquire interests in other companies by using a combination of cash and our common stock or just our common stock. We may also issue securities convertible into our common stock. Any of these events may dilute a stockholder's ownership interest in Comtech and have an adverse impact on the price of our common stock.

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

A disruption in our Common Stock dividend program could negatively impact our stock price.

We have paid quarterly common stock dividends every quarter since September 2010.

Our ability to continue to pay quarterly dividends with respect to our Common Stock will depend on our ability to generate sufficient cash flows from operations in the future and maintain compliance with our Credit Facility or potentially the Gilat Acquisition Related Credit Facility. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Future Common Stock dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval. Our Board of Directors may, at its discretion, decrease the targeted annual dividend amount or entirely discontinue the payment of dividends at any time.

Additionally, our ability to declare and pay common stock dividends and make other distributions with respect to our capital stock may also be restricted by the terms of our Credit Facility, and may be restricted by the terms of financing arrangements that we enter into in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Historically, we have not owned any material properties or facilities and have relied upon a strategy of leasing. The following table lists our primary leased facilities at July 31, 2020:

Location		Property Type	Square Footage	Lease Expiration
Commercial Solutions Segment
Tempe, Arizona	A	Manufacturing and Engineering	152,000	February 2021
Seattle, Washington	B	Network Operations, R&D, Engineering and Sales	57,000	December 2022
Santa Clara, California	C	Manufacturing and Engineering	47,000	April 2026
Stoughton, Massachusetts	D	Network Operations	26,000	March 2025
Various facilities	E	Engineering and General Office	23,000	Various
Lake Forest, California	F	R&D and Engineering	18,000	July 2023
Gatineau, Canada	G	Network Operations, R&D, Engineering, Sales and General Office	15,000	April 2023
Moscow, Idaho	H	Support, Engineering and Sales	13,000	February 2025
Annapolis, Maryland	F	Support, Engineering and Sales	11,000	July 2026
Germantown, Maryland	I	Engineering and General Office	6,000	May 2025
			368,000
Government Solutions Segment
Orlando, Florida	J	Manufacturing and Engineering	99,000	April 2026
Melville, New York	K	Manufacturing and Engineering	45,000	December 2021
Hampshire, UK	L	Manufacturing and Engineering	41,000	Various
Cypress, California	F	Support, Engineering and Sales	28,000	July 2025
Germantown, Maryland	I	Engineering and General Office	26,000	May 2025
Plano, Texas	F	R&D and Engineering	12,000	August 2025
Various facilities	M	Support, Engineering and Sales	12,000	Various
Annapolis, Maryland	F	Support, Engineering and Sales	6,000	July 2026
			269,000
Corporate
Annapolis, Maryland	F	General Office and Common Areas	2,000	July 2026
Melville, New York	N	Corporate Headquarters and General Office	9,600	August 2027
			11,600
Total Square Footage			648,600

A.Although primarily used for our satellite earth station product lines, which are part of the Commercial Solutions segment, both of our business segments utilize, from time to time, our high-volume technology manufacturing facilities located in Tempe, Arizona. These manufacturing facilities utilize state-of-the-art design and production techniques, including analog, digital and RF microwave production, hardware assembly and full service engineering. Our leases for these facilities expire through fiscal 2021.

To support our anticipated growth and long-term business goals for our satellite earth station product line, in September 2020, we signed a 15-year lease for a 146,000 square foot facility in Chandler, Arizona. We anticipate that all existing Tempe, Arizona locations will be fully relocated to this new facility by February 2021.

B.Our office in Seattle, Washington is used primarily for servicing and hosting our VoIP and VoWiFi E911 and NG-911 services, and related emerging technologies.

C.Our Commercial Solutions segment manufactures certain amplifiers in a leased manufacturing facility located in Santa Clara, California. Our Commercial Solutions segment also operates a small office in the United Kingdom with a lease that expires in October 2021.

D.Our Commercial Solutions segment maintains office space in Stoughton, Massachusetts used primarily for servicing certain of our state and local municipality NG-911 customers.

E.Our Commercial Solutions segment also leases an additional nine facilities, one of which is located in the U.S. The 4,000 square foot U.S. facility is primarily utilized for general office use. Our Commercial Solutions segment also operates eight small offices in Brazil, Canada, China, India, Singapore, Australia and the United Kingdom, all of which aggregate 19,000 square feet and are primarily utilized for customer support, engineering and sales.

F.We have leases for facilities in Annapolis, Maryland and Lake Forest, California used primarily for the design and development of our software-based systems and applications and network operations. Major manufacturing and engineering facilities for our Government Solutions segment include Orlando, Florida, Cypress, California and Plano, Texas.

G.Our Commercial Solutions segment maintains office space in Gatineau, Canada that is utilized for network operations, R&D, engineering and sales of our public safety and location technology solutions.

H.Our office in Moscow, Idaho is primarily used for research and development, engineering and sales of our satellite earth station products.

I.Our Government Solutions segment leases a 32,000 square foot facility located in Germantown, Maryland, which is primarily used to support the U.S. Army's BFT-1 sustainment activities and certain cyber training activities. Our Government Solutions segment occupies 26,000 square feet of the facility with the remainder utilized by our Commercial Solutions segment.

J.Our Government Solutions segment engineers and manufactures our over-the-horizon microwave systems and mission-critical satellite equipment in a leased facility in Orlando, Florida. This segment also leases a small office in North Africa.

K.Our Government Solutions segment manufactures certain of our solid-state, high-power amplifiers in a 45,000 square foot engineering and manufacturing facility on more than two acres of land in Melville, New York and an 8,000 square foot facility in Topsfield, Massachusetts. We lease the New York facility from a partnership controlled by our CEO and Chairman of the Board of Directors. The lease provides for our use of the premises as they exist through December 2021 with an option to renew for an additional ten-year period. We have a right of first refusal in the event of a sale of the facility. Our Massachusetts lease is currently on a month-to-month basis and is therefore excluded from the table above.

L.Our Government Solutions segment currently leases three manufacturing facilities in Hampshire, United Kingdom, which were assumed in connection with our acquisition of CGC in fiscal 2020.

M.Our Government Solutions segment also leases additional four facilities located in the U.S. that are primarily used for engineering, sales and software development.

N.Our corporate headquarters are located in an office building complex in Melville, New York. The lease provides for our use of the premises through August 2027.

The terms for all of our leased facilities are generally for multi-year periods and we believe that we will be able to renew these leases or find comparable facilities elsewhere.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated herein by reference to the "Notes to Consolidated Financial Statements – Note (13)(a) - Commitments and Contingencies – Legal Proceedings and Other Matters" included in "Part II - Item 8.- Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K.

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

Dividends

Since September 2010, we have paid quarterly dividends. On September 24, 2019, December 4, 2019, March 4, 2020 and June 3, 2020, our Board of Directors declared a dividend of $0.10 per common share, which were paid on November 15, 2019, February 14, 2020, May 15, 2020 and August 14, 2020, respectively.

On September 29, 2020, our Board of Directors declared a dividend of $0.10 per common share, payable on October 27, 2020 to stockholders of record at the close of business on October 14, 2020.

The Board of Directors is currently targeting fiscal 2021 quarterly dividend payments of $0.10 per common share.

Future Common Stock dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the fiscal year ended July 31, 2020. As of July 31, 2020, we were authorized to repurchase up to an additional $8.7 million of our common stock, pursuant to a $100.0 million stock repurchase program that was previously authorized by our Board of Directors. On September 29, 2020, our Board of Directors authorized a new $100.0 million stock repurchase program, which replaced our prior program. The new $100.0 million stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. We had approximately 24.9 million of Common Stock outstanding as of July 31, 2020.

Approximate Number of Equity Security Holders

As of September 25, 2020, there were approximately 833 holders of our common stock. Such number of record owners was determined from our stockholder records and does not include beneficial owners whose shares of our common stock are held in the name of various security holders, dealers and clearing agencies.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table shows selected historical consolidated financial data for our Company.

Detailed historical financial information is included in the audited consolidated financial statements for fiscal 2020, 2019 and 2018.

	Fiscal Years Ended July 31, (In thousands, except per share amounts)
	2020	2019	2018	2017	2016
Consolidated Statement of Operations Data:
Net sales	$616,715	671,797	570,589	550,368	411,004
Cost of sales	389,882	424,357	346,648	332,183	239,767
Gross profit	226,833	247,440	223,941	218,185	171,237

Expenses:
Selling, general and administrative	117,130	128,639	113,922	116,080	94,932
Research and development	52,180	56,407	53,869	54,260	42,190
Amortization of intangibles	21,595	18,320	21,075	22,823	13,415
Settlement of intellectual property litigation	—	(3,204)	—	(12,020)	—
Acquisition plan expenses	20,754	5,871	—	—	21,276
	211,659	206,033	188,866	181,143	171,813

Operating income (loss)	15,174	41,407	35,075	37,042	(576)

Other expenses (income):
Interest expense	6,054	9,245	10,195	11,629	7,750
Write-off of deferred financing costs	—	3,217	—	—	—
Interest (income) and other	(190)	35	254	(68)	(134)

Income (loss) before provision for (benefit from) income taxes	9,310	28,910	24,626	25,481	(8,192)

Provision for (benefit from) income taxes	2,290	3,869	(5,143)	9,654	(454)

Net income (loss)	$7,020	25,041	29,769	15,827	(7,738)

Net income (loss) per share:
Basic	$0.28	1.04	1.25	0.68	(0.46)
Diluted	$0.28	1.03	1.24	0.67	(0.46)

Weighted average number of common shares outstanding – basic	24,798	24,124	23,825	23,433	16,972

Weighted average number of common and common equivalent shares outstanding – diluted	24,899	24,302	24,040	23,489	16,972

	Fiscal Years Ended July 31, (In thousands)
	2020	2019	2018	2017	2016
Other Consolidated Operating Data:
Backlog at period-end	$620,912	682,954	630,695	446,230	484,005
New orders	584,448	724,056	755,054	512,593	451,278
Research and development expenditures - internal and customer funded	64,103	71,086	70,793	81,310	59,622
Adjusted EBITDA	77,803	93,472	78,374	70,705	48,062

	As of July 31, (In thousands)
	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data:
Total assets	$929,647	887,711	845,157	832,063	921,196
Working capital	117,385	134,967	114,477	96,833	119,493
Debt, including finance leases and other obligations	149,557	165,757	167,899	195,802	258,649
Other liabilities	17,831	18,822	4,117	2,655	4,105
Stockholders’ equity	549,299	535,082	505,684	480,150	470,401

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

The following is a reconciliation of net income (loss), the most comparable GAAP measure, to Adjusted EBITDA:

	Fiscal Years Ended July 31, (In thousands)
	2020	2019	2018	2017	2016
Adjusted EBITDA:
Net income (loss)	$7,020	25,041	29,769	15,827	(7,738)
Provision for (benefit from) income taxes	2,290	3,869	(5,143)	9,654	(454)
Interest (income) and other	(190)	35	254	(68)	(134)
Write-off of deferred financing costs	—	3,217	—	—	—
Interest expense	6,054	9,245	10,195	11,629	7,750
Amortization of stock-based compensation	9,275	11,427	8,569	8,506	4,117
Amortization of intangibles	21,595	18,320	21,075	22,823	13,415
Depreciation	10,561	11,927	13,655	14,354	9,830
Estimated contract settlement costs	444	6,351	—	—	—
Settlement of intellectual property litigation	—	(3,204)	—	(12,020)	—
Acquisition plan expenses	20,754	5,871	—	—	21,276
Facility exit costs	—	1,373	—	—	—
Adjusted EBITDA	$77,803	93,472	78,374	70,705	48,062

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

We manage our business through two reportable operating segments:

•Commercial Solutions - offers satellite ground station technologies (such as modems and amplifiers), public safety and location technologies (such as 911 call routing and mapping solutions) to commercial customers and smaller government customers, such as state and local governments. This segment also serves certain large government customers (including the U.S. government) that have requirements for off-the-shelf commercial equipment.

•Government Solutions - provides mission-critical technologies (such as tactical satellite-based networks and ongoing support for complicated communication networks) and high-performance transmission technologies (such as troposcatter systems and solid-state, high-power amplifiers) to large government end-users (including those of foreign countries), large international customers and domestic prime contractors.

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

Revenue Recognition.

In accordance with FASB ASC 606 - Revenue from Contracts with Customers ("ASC 606"), we record revenue in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. Under ASC 606, we follow a five-step model to: (1) identify the contract with our customer; (2) identify our performance obligations in our contract; (3) determine the transaction price for our contract; (4) allocate the transaction price to our performance obligations; and (5) recognize revenue using one of the following two methods:

•Over time - We recognize revenue using the over time method when there is a continuous transfer of control to the customer over the contractual period of performance. This generally occurs when we enter into a long-term contract relating to the design, development or manufacture of complex equipment or technology platforms to a buyer’s specification (or to provide services related to the performance of such contracts). Continuous transfer of control is typically supported by contract clauses which allow our customers to unilaterally terminate a contract for convenience, pay for costs incurred plus a reasonable profit and take control of work-in-process. Revenue recognized over time is generally based on the extent of progress toward completion of the related performance obligations. The selection of the method to measure progress requires judgment and is based on the nature of the products or services provided. In certain instances, typically for firm fixed-price contracts, we use the cost-to-cost measure because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion, including warranty costs. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Costs to fulfill generally include direct labor, materials, subcontractor costs, other direct costs and an allocation of indirect costs. When these contracts are modified, the additional goods or services are generally not distinct from those already provided. As a result, these modifications form part of an existing contract and we must update the transaction price and our measure of progress for the single performance obligation and recognize a cumulative catch-up to revenue and gross profits.

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

•Point in time - When a performance obligation is not satisfied over time, we must record revenue using the point in time accounting method which generally results in revenue being recognized upon shipment or delivery of a promised good or service to a customer. This generally occurs when we enter into short term contracts or purchase orders where items are provided to customers with relatively quick turn-around times. Modifications to such contracts and or purchase orders, which typically provide for additional quantities or services, are accounted for as a new contract because the pricing for these additional quantities or services are based on standalone selling prices.

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

Impairment of Goodwill and Other Intangible Assets. As of July 31, 2020, total goodwill recorded on our Consolidated Balance Sheet aggregated $330.5 million (of which $255.4 million relates to our Commercial Solutions segment and $75.1 million relates to our Government Solutions segment). Additionally, as of July 31, 2020, net intangibles recorded on our Consolidated Balance Sheet aggregated $258.0 million (of which $208.1 million relates to our Commercial Solutions segment and $49.9 million relates to our Government Solutions segment). Each of our two operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

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

On August 1, 2020 (the first day of our fiscal 2021), we performed our annual quantitative assessment using market participant assumptions to determine if the fair value of each of our reporting units with goodwill exceeded its carrying value. In making this assessment, we considered, among other things, expectations of projected net sales and cash flows, assumptions impacting the weighted average cost of capital, trends in trading multiples of comparable companies, changes in our stock price and changes in the carrying values of our reporting units with goodwill. We also considered overall business conditions, including both the potential short-term and long-term effects of the COVID-19 pandemic.

In performing the quantitative assessment, we estimated the fair value of each of our reporting units using a combination of the income and market approaches. The income approach, also known as the discounted cash flow ("DCF") method, utilizes the present value of cash flows to estimate fair value. The future cash flows for our reporting units were projected based on our estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). For purposes of conducting our impairment analysis, we assumed revenue growth rates and cash flow projections that are below our actual long-term expectations. The discount rates used in our DCF method were based on a weighted-average cost of capital ("WACC") determined from relevant market comparisons, adjusted upward for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). A terminal value growth rate was applied to the final year of the projected period, which reflects our estimate of stable, perpetual growth. We then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach. Under the market approach, we estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization and factored in a control premium. Finally, we compared our estimates of fair values to our August 1, 2020 total public market capitalization and assessed implied control premiums based on our common stock price of $16.42 as of August 1, 2020.

Based on our quantitative evaluation, we determined that our Commercial Solutions and Government Solutions reporting units had estimated fair values in excess of their carrying values of at least 8.4% and 78.0%, respectively, and concluded that our goodwill was not impaired and that neither of our two reporting units was at risk of failing the quantitative assessment.

It is possible that, during fiscal 2021 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, or our common stock price could decline further. Such deterioration could be caused by uncertainty about the severity and length of the COVID-19 pandemic, and its impact on global business activity.

A significant decline in our customers' spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a quantitative assessment during fiscal 2021 or beyond. If assumed net sales and cash flow projections are not achieved in future periods or our common stock price significantly declines from current levels, our Commercial Solutions and Government Solutions reporting units could be at risk of failing the quantitative assessment and goodwill and intangibles assigned to the respective reporting units could be impaired.

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2021 (the start of our fiscal 2022). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangible assets with finite lives when an event occurs indicating the potential for impairment. We believe that the carrying values of our net intangible assets were recoverable as of July 31, 2020. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

Our federal income tax returns for fiscal 2017 through 2019 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2016 are subject to audit. None of TCS' state income tax returns prior to calendar year 2015 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

Results of Operations

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of our consolidated net sales:

	Fiscal Years Ended July 31,
	2020	2019	2018
Gross margin	36.8%	36.8%	39.2%
Selling, general and administrative expenses	19.0%	19.1%	20.0%
Research and development expenses	8.5%	8.4%	9.4%
Settlement of intellectual property litigation	—%	(0.5)%	—%
Acquisition plan expenses	3.4%	0.9%	—%
Amortization of intangibles	3.5%	2.7%	3.7%
Operating income	2.5%	6.2%	6.2%
Interest expense (income) and other	1.0%	1.4%	1.8%
Write-off of deferred financing costs	—%	0.5%	—%
Income before provision for income taxes	1.5%	4.3%	4.3%
Net income	1.1%	3.7%	5.2%
Adjusted EBITDA (a Non-GAAP measure)	12.6%	13.9%	13.7%

For a definition and explanation of Adjusted EBITDA, see "Item 6. Selected Consolidated Financial Data - Non-GAAP Financial Data" and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal 2020 and 2019 - Adjusted EBITDA."

Impact of COVID-19 and Business Outlook for Fiscal 2021

Fiscal 2020 was a challenging year. Although we got off to a good start, during our second half of fiscal 2020, the outbreak of the coronavirus disease 2019 (“COVID-19”) was declared a pandemic by the World Health Organization and a national emergency by the U.S. government. Attempts to contain the COVID-19 pandemic resulted in worldwide restrictions on many business activities, which in turn caused global economic conditions to rapidly deteriorate, resulting for us in lower net sales and Adjusted EBITDA as compared to our original business outlook for fiscal 2020. For the fiscal year, we generated consolidated:

•Net sales of $616.7 million;

•GAAP operating income of $15.2 million, or Non-GAAP operating income of $36.4 million, excluding $20.8 million of acquisition plan expenses and a $0.4 million charge related to estimated contract settlement costs;

•GAAP net income of $7.0 million, or Non-GAAP net income of $19.2 million, excluding acquisition plan expenses of $13.1 million (net of tax), a $0.3 million charge related to estimated contract settlement costs (net of tax) and a net discrete tax benefit of $1.2 million;

•Cash flows from operating activities of $52.8 million; and

•Adjusted EBITDA (a Non-GAAP financial measure discussed below) of $77.8 million.

We achieved a fiscal 2020 consolidated book-to-bill ratio (a measure defined as bookings divided by net sales) of 0.95 and ended the year with consolidated backlog of $620.9 million. Our backlog (sometimes referred to herein as orders or bookings) are more fully defined in "Part I - Item 1. Business" included in this Annual Report on Form 10-K and the total value of multi-year contracts that we have received is substantially higher than our reported backlog.

As of July 31, 2020, our cash and cash equivalents were $47.9 million and our total debt outstanding (including finance lease and other obligations) was $149.6 million, which represents a $16.2 million reduction from our total debt outstanding as of July 31, 2019.

Since March 2020, we have conducted most of our non-production related operations using remote working arrangements, curtailed most business travel, and have established social distancing safeguards. These precautions and business practices will remain in effect as long as government advisories recommend. Additionally, we have experienced minor supply chain disruptions, a lower level of factory utilization and higher logistics and operational costs. Although the COVID-19 pandemic is by no means over and a second wave of COVID-19 could again alter the business landscape, we believe that the pandemic’s worst impact on our business is largely behind us. Our long-term fundamentals remain strong as we continue to believe we are well-positioned for growth as business conditions meaningfully improve.

As we enter fiscal 2021, we believe our business is slowly rebounding, customers appear to be adjusting to new ways of doing business and our pipeline of opportunities looks like it is growing. Despite the ongoing impact of COVID-19, our diverse business is expected to support net sales and Adjusted EBITDA growth in fiscal 2021 as compared to the amounts we achieved in fiscal 2020.

Our ability to achieve improved results in fiscal 2021 will depend, in large part, on improvement in the global economy, no worsening of the ongoing COVID-19 pandemic, and the timely receipt of, and our performance on, new orders from our customers. During fiscal 2021, we expect to relocate production of our satellite earth station product line to a new 146,000 square foot facility in Chandler, Arizona. This new facility is located less than 10 miles from our existing facility, and we anticipate that we will be fully relocated by February 2021. Our Business Outlook for Fiscal 2021 does not consider the financial impact of the pending Gilat or UHP acquisitions or other expenses related to future actions we may take in order to achieve our strategic objectives. The UHP and Gilat acquisitions are discussed in the below section entitled “Acquisition Plan Update”.

On September 29, 2020, our Board of Directors declared a dividend of $0.10 per common share, payable on October 27, 2020 to stockholders of record at the close of business on October 14, 2020. Future Common Stock dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval.

Additional information related to our Business Outlook for Fiscal 2021 and a definition and explanation of Adjusted EBITDA is included in the below section "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal 2020 and 2019."

Acquisition Plan Update

The UHP Acquisition. On November 21, 2019, we announced that we entered into an agreement to acquire UHP Networks Inc. and its sister company (together, “UHP”), a leading provider of innovative and disruptive satellite ground station technology solutions. UHP is based in Canada and has developed revolutionary technology that we believe is transforming the Very Small Aperture Terminal (“VSAT”) market. With end-markets for high-speed satellite-based networks significantly growing, our acquisition of UHP, if consummated, will allow us to enhance our solution offerings with low cost time division multiple access (“TDMA”) satellite modems which we do not currently offer. In June 2020, we agreed with UHP to amend the terms of our purchase agreement which resulted in the total aggregate purchase price being reduced by approximately 24% from $50.0 million to $38.0 million (of which $5.0 million will be paid in cash, with the remainder in shares of our common stock, cash, or a combination of both, as we may elect at the time of closing). The transaction is subject to customary closing conditions, including regulatory approval to allow us to purchase UHP's sister company which is headquartered in Moscow. In August 2020, at the request of the Federal Antimonopoly Service ("FAS") of the Russian Federation we submitted an application for regulatory approval to the FAS and the Commission for Supervising Foreign Investments in the Russian Federation (the "Russian Commission") pursuant to Russia’s Foreign Investment Law ("FIL"). In order to purchase UHP’s sister company, which is based in Moscow, approval by the Russian Commission and the FAS is required. If we do not receive approval by December 31, 2020, either we or UHP may terminate the purchase agreement.

The Gilat Acquisition. On January 29, 2020, we entered into a highly strategic agreement to acquire Gilat Satellite Networks Ltd. ("Gilat"). Gilat is a worldwide leader in satellite networking technology, solutions and services, with market leading positions in the satellite ground station and in-flight connectivity solutions markets and deep expertise in operating large network infrastructures. The acquisition, if consummated, would provide several strategic benefits to us including:

i.strengthening our position as a leading supplier of advanced communications solutions, uniquely capable of servicing the expanding need for ground infrastructure to support both existing and emerging satellite networks;

ii.expanding our product portfolio with highly complementary technologies including Gilat’s high-performance TDMA-based satellite modems and its next generation amplifiers;

iii.facilitating adoption of our satellite technologies into the 4G and 5G cellular backhaul ecosystems;

iv.bolstering our world-class research and development capabilities, enabling us to offer customers more complete end-to-end technology solutions; and

v.enhancing our ability to accelerate shareholder value creation by contributing to our ongoing strategy to move toward higher margin solutions and by increasing customer diversification geographically and by market.

Pursuant to the agreement, each Gilat ordinary share would be converted into the right to receive consideration of (i) $7.18 in cash, without interest, plus (ii) 0.08425 of a share of Comtech common stock (worth approximately $1.12 per Gilat ordinary share as of September 24, 2020), with cash payable in lieu of fractional shares. Based on the terms agreed to on January 29, 2020 and the September 24, 2020 closing price of Comtech Common Stock of $13.32, the total amount payable to Gilat shareholders would have been approximately $465.8 million (consisting of approximately $402.9 million in cash with the remainder in Comtech Common Stock) or $8.30 per Gilat ordinary share.

Our intention would be to fund the $402.9 million cash portion of the amount payable by redeploying a large portion of both our and Gilat's unrestricted cash and cash equivalents, with the remaining funds provided by a new Gilat Acquisition Related Credit Facility that would replace our existing Credit Facility, allow us to refinance our existing debt of approximately $149.5 million as of July 31, 2020 and fund the $5.0 million minimum cash portion of the purchase price for UHP. Our acquisition of Gilat remains subject to certain conditions to closing, including regulatory approval in Russia required to purchase Gilat’s Russian subsidiary.

In July 2020, we commenced litigation in the Delaware Court of Chancery (the “Delaware Court”) seeking certain declaratory judgments, including a declaratory judgment that Gilat has suffered a Material Adverse Effect (as defined in the Merger Agreement) and that, as a result, we are not obligated to complete the acquisition of Gilat. The amended complaint also seeks a declaratory judgment that certain actions, if taken by Gilat, relating to Comtech’s application for Russian regulatory approval, would breach Gilat’s obligations under the Merger Agreement. Gilat subsequently sued in the Delaware Court for declaratory judgments, including that it has not suffered a Material Adverse Effect and that Comtech has not used reasonable best efforts to obtain Russian regulatory approval for the transaction. To-date, we incurred significant amounts of legal expenses and professional fees in connection with the litigation and a trial is scheduled for October 5, 2020. The Delaware Court has indicated that it intends to render a judgment prior to October 29, 2020, the date that we or Gilat may terminate the Merger Agreement. If we are required to close the Gilat acquisition, total net debt of the combined companies would be expected to approximate $525.0 million. Litigation related to these matters is further discussed in "Notes to Consolidated Financial Statements - Note (13)(a) - Commitments and Contingencies - Legal Proceedings and Other Matters" included in "Part II - Item 8.- Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K.

Comparison of Fiscal 2020 and 2019

Net Sales. Consolidated net sales were $616.7 million and $671.8 million for fiscal 2020 and 2019, respectively, representing a decrease of $55.1 million, or 8.2%. The period-over-period decrease in net sales reflects lower net sales in both our Government Solutions and Commercial Solutions segments. Net sales by operating segment are discussed below.

Commercial Solutions
Net sales in our Commercial Solutions segment were $353.7 million for fiscal 2020, as compared to $357.3 million for fiscal 2019, a decrease of $3.6 million, or 1.0%. Our Commercial Solutions segment represented 57.4% of consolidated net sales for fiscal 2020 as compared to 53.2% for fiscal 2019. Our book-to-bill ratio (a measure defined as bookings divided by net sales) for this segment was 0.91. Period-to-period fluctuations in bookings is normal for this segment. As further discussed below, long-term demand for our Commercial Solutions products and technologies appears strong and we believe fiscal 2021 net sales for this segment will be slightly higher than the amount we achieved in fiscal 2020.

Although the business impact of COVID-19 resulted in significantly lower net sales of our satellite ground station technologies during fiscal 2020 as compared to fiscal 2019, bookings began to rebound in the fourth quarter of our fiscal 2020. We were awarded a number of important orders including: (i) contracts valued at more than $2.2 million for Ka-band high-power traveling wave tube amplifiers (“TWTAs”) for trailer-based satellite communications terminals; (ii) a contract valued at more than $1.5 million for 500W Ka-band TWTAs for a tracking, telemetry and command application to be deployed globally by a major satellite service provider; (iii) $1.3 million in orders for advanced satellite modems, WAN optimization and redundancy switches to support cellular LTE backhaul for a service provider in the Middle East; and (iv) a $1.1 million order for satellite ground station equipment from a South East Asia Ministry of Defense for a network upgrade, which could expand to more than 2,000 units. In addition, we received additional orders on our contract valued at $4.7 million to support a critical U.S. Air Force and U.S. Army Anti-jam Modem (“A3M”) program which is intended to provide the U.S. Air Force and U.S. Army with a secure, wideband, anti-jam satellite communications terminal modem for tactical satellite communication operations.

Despite the ongoing impact of the COVID-19 pandemic, based on the anticipated increase in the number of high-throughput satellites and low earth orbit and medium earth orbit satellites expected to be launched, and the migration of networks from 3G to 4G and ultimately 5G technologies in emerging countries, we believe that we are in the early stages of a multi-year period of growing demand for satellite ground station technologies which are used to backhaul cellular traffic. Also, we continue to focus efforts on expanding sales of our HeightsTM solutions and believe the pipeline for this product line is growing.

Net sales of our public safety and location technology solutions were higher in fiscal 2020 as compared to fiscal 2019. Sales in fiscal 2020 of these products included an insignificant amount of sales from our February 2020 acquisition of NG-911. To-date, the business impact of COVID-19 on our public safety and location technology solutions has been relatively muted and demand for our products appears strong. For example, we were awarded and began work on close to $30.0 million of multi-year contracts from two U.S. tier-one mobile network operators for 5G virtual mobile location-based technology solutions, including public safety applications. Also, we secured several multi-year contracts valued at more than $15.0 million to deploy new call-handling solutions in the Midwest region of the United States.

Although COVID-19 has resulted in the cancellation of several key public safety trade shows and some states and municipalities have announced budget constraints, other existing and potential customers are increasing their funding for next-generation 911 solutions, recognizing the critical importance of upgrading their 911 systems. For example, during the fourth quarter of fiscal 2020, we were awarded a contract valued at up to $54.0 million to design, deploy, and operate next generation 911 services for the State of South Carolina. Additionally, we are working with two other states for multi-million dollar contracts to upgrade certain components of their 911 networks. Although public safety and location technology solutions have long sales cycles and are subject to difficult-to-predict changes in the overall procurement strategies of wireless carrier customers, we believe we are well positioned for long-term growth in this market.

Bookings, sales and profitability in our Commercial Solutions segment can fluctuate from period-to-period due to many factors, including changes in the general business environment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Government Solutions
Net sales in our Government Solutions segment were $263.0 million for fiscal 2020 as compared to $314.5 million for fiscal 2019, a decrease of $51.5 million or 16.4%. Our Government Solutions segment represented 42.6% of consolidated net sales for fiscal 2020 as compared to 46.8% for fiscal 2019. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for fiscal 2020 was 1.0. Period-to-period fluctuations in bookings is normal for this segment. As further discussed below, despite the year-over-year decline in net sales, long-term demand for our Government Solutions products and technologies remains strong. Looking forward, and despite the lingering impact of COVID-19, we believe fiscal 2021 net sales for this segment will be slightly higher than the amount we achieved in fiscal 2020.

Net sales of our mission-critical technologies during fiscal 2020 were significantly lower as compared to fiscal 2019, due primarily to the timing of and performance on orders related to our $98.6 million U.S. Army global field support contract and lower sales for high reliability Electrical, Electronic and Electromechanical (“EEE”) satellite based space components. While fiscal 2020 benefited from a nominal amount of sales related to our new X/Y satellite tracking antenna product line acquired in connection with our January 2020 acquisition of CGC, it also reflected the absence of sales of our next generation MT-2025 mobile satellite transceivers. In fiscal 2019, we sold $11.7 million of such transceivers.

Although we believe that COVID-19 did cause fielding and order delays for our customers which also impacted the timing and receipt of awards in fiscal 2020 for our mission-critical technologies, it was a solid year for bookings. Receipt of new orders in fiscal 2020 include: (i) over $37.1 million of orders to supply Manpack Satellite Terminals, networking equipment and other advanced VSAT products to the U.S. Army (which were booked pursuant to our $223.4 million Global Tactical Advanced Communication Systems ("GTACS") contract with the U.S. Army's PM Tactical Network, which has a remaining unfunded contract value of $8.4 million as of July 31, 2020); (ii) $28.2 million of orders to provide ongoing sustainment services to the U.S. Army for the AN/TSC-198A SNAP (Secret Internet Protocol Router ("SIPR") and Non-classified Internet Protocol Router ("NIPR") Access Point), Very Small Aperture Terminals ("VSATs"); (iii) $10.7 million of additional orders from the U.S. government for our Joint Cyber Analysis Course (“JCAC”) training solutions; (iv) over $7.7 million of additional funding related to sustaining the U.S. Army's Project Manager Mission Command (“PM MC”) Blue Force Tracking (“BFT-1”) program; and (v) $6.3 million of initial funding on a $12.6 million contract from a major U.S. subcontractor for the supply of high reliability EEE space components to be utilized on NASA's Artemis missions.

Net sales of our high-performance transmission technologies in fiscal 2020 were slightly lower as compared to fiscal 2019 with increased sales of solid-state, high-power amplifiers and related switching technologies being offset by lower sales of our over-the-horizon microwave system technologies.

Bookings for our high-performance transmission technologies were lower in fiscal 2020 as compared to fiscal 2019 as the business impact of COVID-19 resulted in some of our international customers delaying awards for certain large over-the-horizon microwave system technology projects. However, demand from the U.S. military for these products remains strong. In fiscal 2020, we were awarded several contracts for our recently introduced Comtech COMET terminals to be used by a U.S. Army Special Operations Command and received $13.4 million of initial funding related to a 10-year, $211.0 million IDIQ contract awarded to us by a prime contractor to provide next generation troposcatter systems in support of the U.S. Marine Corps. We believe this multi-year opportunity validates Comtech’s market leading troposcatter technologies and expertise.

Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by our U.S. and international government customers. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the fiscal years ended July 31, 2020 and 2019 are as follows:

	Fiscal Years Ended July 31,
	2020	2019	2020	2019	2020	2019
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	14.8%	19.2%	65.0%	63.8%	36.2%	40.1%
Domestic	58.9%	53.9%	15.2%	12.5%	40.3%	34.5%
Total U.S.	73.7%	73.1%	80.2%	76.3%	76.5%	74.6%

International	26.3%	26.9%	19.8%	23.7%	23.5%	25.4%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Except for the U.S. government, there were no customers that represented more than 10.0% of consolidated net sales for fiscal 2020 and 2019.

International sales for fiscal 2020 and 2019 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $145.1 million and $170.6 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for fiscal 2020 and 2019.

Gross Profit. Gross profit was $226.8 million and $247.4 million for fiscal 2020 and 2019, respectively. The decrease of $20.6 million primarily reflects the decline in consolidated net sales, as discussed above.

Gross profit, as a percentage of consolidated net sales, for both fiscal 2020 and fiscal 2019 was 36.8%. Although fiscal 2020 reflects a higher percentage of consolidated net sales in our Commercial Solutions segment, which historically achieves higher gross margins than our Government Solutions segment, this benefit was offset by overall company-wide product mix changes. Our gross profit in fiscal 2020 reflects minor increases in costs due to a lower level of factory utilization and higher logistics and operational costs resulting from COVID-19. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for fiscal 2020 decreased in comparison to fiscal 2019. The decrease in gross profit percentage in fiscal 2020 primarily reflects changes in products and services mix, primarily lower net sales of our satellite ground station technologies.

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for fiscal 2020 increased slightly in comparison to fiscal 2019. The slight increase in gross profit percentage primarily reflects a more favorable mix of mission-critical technology solutions, despite lower fiscal 2020 sales of such solutions.

Included in consolidated cost of sales for fiscal 2020 and 2019 are provisions for excess and obsolete inventory of $1.6 million and $6.0 million, respectively. As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends.

Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $117.1 million and $128.6 million for fiscal 2020 and 2019, respectively, representing a decrease of $11.5 million, or 8.9%. As a percentage of consolidated net sales, selling, general and administrative expenses were 19.0% and 19.1% for fiscal 2020 and 2019, respectively.

Our selling, general and administrative expenses in fiscal 2020 reflect certain cost reduction actions taken in response to lower levels of business activity resulting from COVID-19. These cost savings measures included reducing global headcount, temporarily reducing salaries, suspending merit increases and eliminating certain discretionary expenses. Severance costs related to these actions were not material. Additionally, during most of the second half of fiscal 2020, we have conducted most of our non-production related operations through remote working arrangements, curtailed most business travel, and have established social distancing safeguards. These precautions and business practices will remain in effect as long as government advisories recommend. Although we have incurred lower travel expenses in fiscal 2020 than we did in fiscal 2019, there has been a corresponding increase in information technology cost and COVID-19 safety related expenses.

In fiscal 2020, we incurred estimated contract settlement costs of $0.4 million related to the repositioning of our location technologies solutions offerings in our Commercial Solutions segment. In fiscal 2019, we incurred $6.4 million of such costs and also incurred $1.4 million of facility exit costs in our Government Solutions segment. Excluding all of these costs in both periods, our selling, general and administrative expenses would have been $116.7 million, or 18.9% of consolidated net sales for fiscal 2020 and $120.8 million, or 18.0% of consolidated net sales for fiscal 2019.

Amortization of stock-based compensation expenses recorded as selling, general and administrative expenses was $7.5 million in fiscal 2020 as compared to $9.3 million in fiscal 2019. This year-over-year decrease largely occurred due to the temporary suspension of stock-based awards for certain employees to reduce expenses as a response to COVID-19. Stock-based awards for these employees are expected to resume in fiscal 2021.

Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Research and Development Expenses. Research and development expenses were $52.2 million and $56.4 million for fiscal 2020 and 2019, respectively, representing a decrease of $4.2 million, or 7.4%. As a percentage of consolidated net sales, research and development expenses were 8.5% and 8.4% for fiscal 2020 and 2019, respectively.

For fiscal 2020 and 2019, research and development expenses of $45.2 million and $48.2 million, respectively, related to our Commercial Solutions segment, and $6.1 million and $7.2 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.9 million and $1.0 million in fiscal 2020 and 2019, respectively, related to the amortization of stock-based compensation expense.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During fiscal 2020 and 2019, customers reimbursed us $11.9 million and $14.7 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $21.6 million (of which $17.3 million was for the Commercial Solutions segment and $4.3 million was for the Government Solutions segment) for fiscal 2020 and $18.3 million (of which $14.9 million was for the Commercial Solutions segment and $3.4 million was for the Government Solutions segment) for fiscal 2019. The increase of $3.3 million was primarily due to our 2019 acquisitions of Solacom and the GD NG-911 business and our 2020 acquisition of CGC.

Excluding the impact of any increased amortization from our pending acquisitions of Gilat and UHP, our Business Outlook for Fiscal 2021 assumes total annual amortization of intangible assets of approximately $21.3 million.

Settlement of Intellectual Property Litigation. In fiscal 2019, we recorded a $3.2 million benefit in our Unallocated segment as a result of a favorable ruling issued by the U.S. Court of Appeals for the Federal Circuit related to a legacy TCS intellectual property matter. There was no comparable adjustment in fiscal 2020.

Acquisition Plan Expenses. During fiscal 2020, we incurred acquisition plan expenses of $20.8 million, primarily related to our pending acquisitions of Gilat (including significant litigation expenses) and UHP. Fiscal 2020 acquisition plan expenses also include costs associated with our completed acquisitions of CGC and NG-911. In fiscal 2019, our acquisition plan expenses of $5.9 million primarily related to our acquisitions of Solacom and the GD NG-911 business. Except for $0.8 million of fiscal 2020 costs which are reflected in our Commercial Solutions segment, all of these expenses are primarily recorded in our Unallocated segment.

We expect to incur a significant amount of acquisition plan expenses (including a large amount of litigation expenses) in fiscal 2021. Acquisition related litigation expenses incurred so far during our first quarter of fiscal 2021 approximate $14.2 million and will increase during the trial period. If we are required to close the Gilat acquisition, we expect to incur additional acquisition plan expenses of approximately $38.0 million related to additional litigation expenses, debt commitment and issuance costs, advisory fees and other expenses.

Operating Income. Operating income for fiscal 2020 was $15.2 million as compared $41.4 million for fiscal 2019. Operating income by reportable segment is shown in the table below:

	Fiscal Years Ended July 31,
	2020	2019	2020	2019	2020	2019	2020	2019
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$34.8	$36.1	$20.0	$29.0	$(39.6)	$(23.6)	$15.2	$41.4
Percentage of related net sales	9.8%	10.1%	7.6%	9.2%	NA	NA	2.5%	6.2%

The Commercial Solutions segment's operating income for fiscal 2020 and fiscal 2019 reflects $0.4 million and $6.4 million of estimated contract settlement costs, as discussed above. The segment's operating income for fiscal 2020 also reflects $0.8 million of the total acquisition plan expenses, as discussed above. Excluding such charges, operating income in our Commercial Solutions segment would have been $36.0 million, or 10.2% of related segment net sales for fiscal 2020, and $42.5 million, or 11.9% of related segment net sales for fiscal 2019. The decrease in operating income, both in dollars and as a percentage of related segment net sales, was driven primarily by lower net sales and a lower gross profit percentage and increased amortization of intangibles, as discussed above.

The Government Solutions segment’s operating income for fiscal 2019 included $1.4 million of facility exit costs, as discussed above. Excluding such facility exist costs, operating income in our Government Solutions segment for fiscal 2019 would have been $30.4 million, or 9.7% of related segment net sales as compared to fiscal 2020 operating income of $20.0 million, or 7.6% of related segment net sales. The decrease in our Government Solutions segment’s operating income, both in dollars and as a percentage of related segment net sales, in fiscal 2020 was driven primarily by lower net sales and increased amortization of intangibles, as discussed above.

The increase in unallocated expenses in fiscal 2020 as compared to fiscal 2019 is primarily due to higher acquisition plan expenses and the absence of the $3.2 million benefit related to the fiscal 2019 favorable ruling issued by the U.S. Court of Appeals for the Federal Circuit for a legacy TCS intellectual property matter, as discussed above. Amortization of stock-based compensation was $9.3 million and $11.4 million, respectively, for fiscal 2020 and 2019.

Excluding the $20.8 million of acquisition plan expenses and $0.4 million of estimated contract settlement costs, consolidated operating income for fiscal 2020 would have been $36.4 million, or 5.9% of consolidated net sales. Excluding net costs of $10.5 million, consisting of $6.4 million of estimated contract settlement costs, $1.4 million of facility exit costs, $5.9 million of acquisition plan expenses and a $3.2 million benefit related to a legacy TCS intellectual property matter (all of which are discussed above), consolidated operating income for fiscal 2019 would have been $51.8 million, or 7.7% of consolidated net sales. The decrease in dollars, and as a percentage of consolidated net sales, was due primarily to lower consolidated net sales and increased amortization of intangibles, as discussed above.

Unallocated expenses in fiscal 2021 will be impacted by ongoing acquisition plan expenses, discussed above.

Interest Expense and Other. Interest expense was $6.1 million and $9.2 million for fiscal 2020 and 2019, respectively. The decrease is attributable to lower interest rates and lower outstanding indebtedness under our existing Credit Facility. Our effective interest rate (including amortization of deferred financing costs) in fiscal 2020 was approximately 3.9%. Our current cash borrowing rate (which excludes the amortization of deferred financing costs) under our existing Credit Facility approximates 2.0%. Excluding the impact of our pending acquisitions, interest expense in fiscal 2021, is expected to approximate $5.9 million.

Write-off of Deferred Financing Costs. In connection with the establishment of a new Credit Facility in fiscal 2019, we wrote-off $3.2 million of deferred financing costs which primarily related to the term loan portion of our prior credit facility. See "Notes to Consolidated Financial Statements - Note (8) - Credit Facility" included in "Part II - Item 8. - Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K, for further information. There was no comparable charge in fiscal 2020.

Interest (Income) and Other. Interest (income) and other for both fiscal 2020 and 2019 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Provision for Income Taxes. The provision for income taxes for fiscal 2020 and 2019 was $2.3 million and $3.9 million, respectively. Our effective tax rate (excluding discrete tax items) for fiscal 2020 and 2019 was 37.0% and 23.25%, respectively. The increase from 23.25% to 37.0% is primarily due to the decrease in fiscal 2020 consolidated net sales.

During fiscal 2020, we recorded a net discrete tax benefit of $1.2 million, primarily related to the finalization of certain tax accounts in connection with the filing of our fiscal 2019 federal and state income tax returns. These benefits were offset, in part, by (i) the remeasurement of certain foreign deferred taxes resulting from the passage of legislation that increased the statutory tax rate in the United Kingdom from 17.0% to 19.0% and (ii) the settlement of certain stock-based awards during fiscal 2020.

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

Our federal income tax returns for fiscal 2017 through 2019 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2016 are subject to audit. None of TCS' state income tax returns prior to calendar year 2015 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Income. During fiscal 2020, consolidated net income was $7.0 million as compared to $25.0 million during fiscal 2019.

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both fiscal 2020 and 2019 are shown in the table below (numbers in the table may not foot due to rounding):

	Fiscal Years Ended July 31,
	2020	2019	2020	2019	2020	2019	2020	2019
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$34.4	35.9	20.2	29.0	(47.6)	(39.9)	$7.0	25.0
Provision for (benefit from) income taxes	0.4	—	(0.1)	—	2.0	3.9	2.3	3.9
Interest (income) and other	—	0.1	(0.2)	—	—	—	(0.2)	—
Write-off of deferred financing costs	—	—	—	—	—	3.2	—	3.2
Interest expense	—	0.1	—	—	6.0	9.2	6.1	9.2
Amortization of stock-based compensation	—	—	—	—	9.3	11.4	9.3	11.4
Amortization of intangibles	17.3	14.9	4.3	3.4	—	—	21.6	18.3
Depreciation	8.3	9.3	1.4	1.9	0.8	0.8	10.6	11.9
Estimated contract settlement costs	0.4	6.4	—	—	—	—	0.4	6.4
Settlement of intellectual property litigation	—	—	—	—	—	(3.2)	—	(3.2)
Acquisition plan expenses	0.8	—	—	—	20.0	5.9	20.8	5.9
Facility exit costs	—	—	—	1.4	—	—	—	1.4
Adjusted EBITDA	$61.7	66.6	25.7	35.6	(9.6)	(8.8)	$77.8	93.5
Percentage of related net sales	17.4%	18.6%	9.8%	11.3%	NA	NA	12.6%	13.9%

The decrease in consolidated Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, for fiscal 2020 as compared to fiscal 2019 is primarily attributable to lower consolidated net sales, as discussed above.

The decrease in our Commercial Solutions segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, is due to lower net sales and a lower gross profit percentage, as discussed above.

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

Reconciliations of our GAAP consolidated operating income, net income and net income per diluted share for fiscal 2020 and 2019 to the corresponding non-GAAP measures are shown in the tables below (numbers and per share amounts in the table may not foot due to rounding):

	Fiscal 2020
($ in millions, except for per share amount)	Operating Income	Net Income	Net Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$15.2	$7.0	$0.28
Estimated contract settlement costs	0.4	0.3	0.01
Acquisition plan expenses	20.8	13.1	0.53
Net discrete tax benefit	—	(1.2)	(0.05)
Non-GAAP measures	$36.4	$19.2	$0.77

	Fiscal 2019
($ in millions, except for per share amount)	Operating Income	Net Income	Net Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$41.4	$25.0	$1.03
Estimated contract settlement costs	6.4	4.9	0.20
Settlement of intellectual property litigation	(3.2)	(2.5)	(0.10)
Facility exit costs	1.4	1.1	0.04
Acquisition plan expenses	5.9	4.5	0.19
Write-off of deferred financing costs	—	2.5	0.10
Net discrete tax benefit	—	(2.9)	(0.12)
Non-GAAP measures	$51.8	$32.6	$1.34

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

Our book-to-bill ratio (a measure defined as bookings divided by net sales) for this segment for fiscal 2019 was 1.25. Period-to-period fluctuations in bookings is normal for this segment.

Net sales of our satellite ground station technologies during fiscal 2019 were slightly lower than fiscal 2018. In fiscal 2019, we experienced significant growth in sales to international customers as well as incremental demand from U.S. government customers. This strength was offset by order delays and lower sales for inflight communication amplifiers sold primarily to a U.S. domestic customer. Our HeightsTM solutions bookings and sales were significantly higher than the amounts achieved in fiscal 2018.

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

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for fiscal 2019 declined in comparison to fiscal 2018. The decrease in gross profit percentage in fiscal 2019 primarily reflects changes in products and services mix, including a significant increase in fiscal 2019 net sales of our HeightsTM solutions which had lower gross margins than our traditional satellite ground station technologies.

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

In fiscal 2019, we began a repositioning in our Commercial Solutions segment of certain of our location technology solutions to increase our penetration into the public safety space. In connection with this repositioning, we ceased offering certain solutions, have worked with customers to wind-down certain legacy contracts and have not renewed certain contracts; and in doing so, we incurred $6.4 million of estimated contract settlement costs that were recorded as selling, general and administrative expenses. Additionally, we took steps to reduce our facility footprint and incurred $1.4 million of facility exit costs in our Government Solutions segment. Excluding such costs, our selling, general and administrative expenses for fiscal 2019 would have been $120.8 million, or 18.0% of consolidated net sales.

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

Our Adjusted EBITDA is a Non-GAAP measure that represents earnings (loss) before income taxes, interest (income) and other, write-off of deferred financing costs, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, estimated contract settlement costs, settlement of intellectual property litigation, acquisition plan expenses and facility exit costs and strategic alternative analysis expenses and other. Our definition of Adjusted EBITDA may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is also a measure frequently requested by our investors and analysts. We believe that investors and analysts may use Adjusted EBITDA, along with other information contained in our SEC filings, in assessing our performance and comparability of our results with other companies. Our Non-GAAP measures for consolidated operating income, net income and net income per diluted share reflect the GAAP measures as reported, adjusted for certain items as described. These Non-GAAP financial measures have limitations as an analytical tool as they exclude the financial impact of transactions necessary to conduct our business, such as the granting of equity compensation awards, and are not intended to be an alternative to financial measures prepared in accordance with GAAP. These measures are adjusted as described in the reconciliation of GAAP to Non-GAAP in the above tables, but these adjustments should not be construed as an inference that all of these adjustments or costs are unusual, infrequent or non-recurring. Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures determined in accordance with GAAP. Investors are advised to carefully review the GAAP financial results that are disclosed in our SEC filings.

Liquidity and Capital Resources

Our cash and cash equivalents were $47.9 million at July 31, 2020 as compared to $45.6 million at July 31, 2019, an increase of $2.3 million. The increase in cash and cash equivalents during fiscal 2020 was driven by the following:

•Net cash provided by operating activities was $52.8 million and $68.0 million for fiscal 2020 and 2019, respectively. The period-over-period decrease in cash flow from operating activities reflects lower net sales and overall changes in net working capital requirements, principally the timing of shipments, billings and payments. Cash flow from operating activities in fiscal 2020 reflects higher outflows for acquisition plan expenses.

•Net cash used in investing activities for fiscal 2020 was $20.2 million as compared to $44.7 million for fiscal 2019. During fiscal 2020, we paid $13.0 million of cash primarily related to our acquisitions of CGC and NG-911, net of cash acquired. In fiscal 2019, we paid $35.9 million of cash in connection with our acquisitions of Solacom and the GD NG-911 business, net of cash acquired. The remaining portion of net cash used in both periods primarily relates to expenditures for property, plant and equipment upgrades and enhancements.

•Net cash used in financing activities was $30.3 million and $21.3 million, respectively, for fiscal 2020 and 2019. During fiscal 2019, we entered into a Credit Facility and repaid in full the outstanding borrowings under our Prior Credit Facility. During fiscal 2020, we made net payments under our Credit Facility of $15.5 million. During fiscal 2020 and 2019, we paid $10.0 million and $9.8 million, respectively, in cash dividends to our stockholders. We also made $5.3 million and $5.0 million of payments to remit employees' statutory tax withholding requirements related to the net settlement of stock-based awards during fiscal 2020 and 2019, respectively.

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

As of July 31, 2020, our material short-term cash requirements primarily consist of: (i) interest payments under our Credit Facility; (ii) payments related to lease commitments; (iii) our ongoing working capital needs, including income tax payments; and (iv) payment of accrued quarterly dividends. As discussed further below, we have other material short-term cash requirements related to our pending acquisitions of Gilat and UHP.

In December 2018, we filed a $400.0 million shelf registration statement with the SEC for the sale of various types of securities, including debt. The shelf registration statement was declared effective by the SEC as of December 14, 2018.

As of July 31, 2020, we were authorized to repurchase up to an additional $8.7 million of our common stock, pursuant to a $100.0 million stock repurchase program. On September 29, 2020, our Board of Directors authorized a new $100.0 million stock repurchase program, which replaced our prior program. The new $100.0 million stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases of our common stock during fiscal 2020 and 2019.

On September 24, 2019, December 4, 2019, March 4, 2020 and June 3, 2020, our Board of Directors declared a dividend of $0.10 per common share, which was paid on November 15, 2019, February 14, 2020, May 15, 2020 and August 14, 2020, respectively.

On September 29, 2020, our Board of Directors declared a dividend of $0.10 per common share, payable on October 27, 2020 to stockholders of record at the close of business on October 14, 2020. Future Common Stock dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval.

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

Although it is difficult to predict the terms and conditions of financing that may be available in the future, should our short-term or long-term cash requirements increase beyond our current expectations, we believe that we would have sufficient access to credit from financial institutions and/or financing from public and private debt and equity markets.

Impact of Pending Acquisitions of Gilat and UHP on our Liquidity
As discussed throughout this Annual Report on Form 10-K, we may have short-term cash requirements of approximately $402.9 million and $5.0 million, respectively, related to our pending acquisitions of Gilat and UHP. If we are required to complete these acquisitions, we anticipate funding these acquisitions by redeploying a portion of the combined companies existing unrestricted cash and cash equivalents, and by drawing on a new Gilat Acquisition Related Credit Facility to be provided by Citibank, N.A., Manufacturers and Traders Trust Company (“M&T Bank”), Santander Bank, N.A., BMO Harris Bank, N.A. (“Bank of Montreal”), Regions Bank, Israel Discount Bank of New York and Goldman Sachs Bank USA. This new facility would replace our existing Credit Facility (which is discussed below) and allow us to refinance our existing debt of approximately $149.5 million as of July 31, 2020. The exact terms of this facility are expected to be finalized upon completion of the Gilat acquisition, if it occurs. If we are required to close the Gilat acquisition, total net debt of the combined companies would be expected to approximate $525.0 million as compared to Comtech's net debt of $101.7 million as of July 31, 2020.

We believe that Gilat’s business has been materially impacted by COVID-19 and in August 2020 Gilat publicly reported a net loss of $16.0 million and negative Adjusted EBITDA (as Gilat defines it) of $4.9 million for the six-months ended June 30, 2020. If the pending acquisition of Gilat is completed and Gilat continues to experience net losses and negative Adjusted EBITDA we may be unable to meet future debt service obligations.

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

The proceeds of the Credit Facility were used, in part, to repay in full the outstanding borrowings under the Prior Credit Facility, and additional proceeds of the Credit Facility are expected to be used by us for working capital and other general corporate purposes. As of July 31, 2020, the amount outstanding under our Credit Facility was $149.5 million, which is reflected in the non-current portion of long-term debt on our Consolidated Balance Sheet. At July 31, 2020, we had $3.1 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During fiscal 2020, we had outstanding balances under the Credit Facility ranging from $125.0 million to $174.0 million.

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

As of July 31, 2020, our Secured Leverage Ratio was 1.99x TTM Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of July 31, 2020 was 14.40x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA.

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

Off-Balance Sheet Arrangements
As of July 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Commitments
In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of July 31, 2020, will materially adversely affect our liquidity.

At July 31, 2020, cash payments due under long-term obligations (including estimated interest expense on our Credit Facility), excluding purchase orders that we entered into in our normal course of business, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	2021	2022 and 2023	2024 and 2025	After 2025
Credit Facility - principal payments	$149,500	—	—	149,500	—
Credit Facility - interest payments	12,368	3,809	7,619	940	—
Operating lease liabilities, finance lease and other obligations	35,507	9,433	14,180	9,096	2,798
Contractual cash obligations	$197,375	13,242	21,799	159,536	2,798

As discussed further in "Notes to Consolidated Financial Statements - Note (8) - Credit Facility" included in "Part II - Item 8. - Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K, our Credit Facility provides a senior secured loan facility of up to $550.0 million consisting of: (i) a revolving loan facility ("Revolving Loan Facility") with a borrowing limit of $300.0 million; (ii) an accordion feature allowing us to borrow up to an additional $250.0 million; (iii) a $35.0 million letter of credit sublimit; and (iv) a swingline loan credit sublimit of $25.0 million. The Credit Facility matures on October 31, 2023 (the "Revolving Maturity Date"). In addition, if we issue new unsecured debt in excess of $5.0 million with a maturity date that is less than 91 days from October 31, 2023, the Revolving Maturity Date would automatically accelerate so that it would be 91 days earlier than the maturity date of the new unsecured debt.

As discussed further in "Notes to Consolidated Financial Statements - Note (9) - Leases" included in "Part II - Item 8. - Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K, in September 2020, we signed a 15-year lease commencing in December 2020 for a facility in Chandler, Arizona to support our anticipated growth and long-term business goals for our satellite earth station product line. We anticipate that all existing Tempe, Arizona locations will be fully relocated to this new facility by February 2021. Such amounts are not included in the above table.

As discussed further in "Notes to Consolidated Financial Statements - Note (16) - Stockholders’ Equity" included in "Part II - Item 8. - Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K, on September 29, 2020, our Board of Directors declared a dividend of $0.10 per common share, payable on October 27, 2020 to stockholders of record at the close of business on October 14, 2020. Future Common Stock dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval.

At July 31, 2020, we have approximately $3.1 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts. Such amounts are not included in the above table.

As discussed further in the above section entitled "Impact of Pending Acquisitions of Gilat and UHP on our Liquidity," we have short-term cash commitments of $402.9 million and $5.0 million, respectively to fund the acquisitions of Gilat and UHP. These cash commitments and related transaction expenses are not included in the above table.

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

Our Consolidated Balance Sheet at July 31, 2020 includes total liabilities of $8.3 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

As further discussed in "Notes to Consolidated Financial Statements – Note (1)(o) - Adoption of Accounting Standards and Updates" included in "Part II - Item 8. - Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K, during fiscal 2020, we adopted:

•FASB ASU No. 2016-02 Leases (Topic 842). See "Notes to Consolidated Financial Statements – Note (9) - Leases" included in "Part II - Item 8. - Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K for further information.

•FASB ASU No. 2017-11, which provides guidance on the accounting for certain financial instruments with embedded features that result in the strike price of the instrument or embedded conversion option being reduced on the basis of the pricing of future equity offerings (commonly referred to as "down round" features). On August 1, 2019, we adopted this ASU. Our adoption did not have any impact on our consolidated financial statements and disclosures, as we did not have any financial instruments with such "down round" features.

•FASB ASU No. 2017-12, which expands and refines hedge accounting for both non-financial and financial risk components and simplifies and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. On August 1, 2019, we adopted this ASU. Our adoption did not have any impact on our consolidated financial statements and disclosures, as we are not a party to any such hedging transactions.

•FASB ASU No. 2018-07, which expands the scope of ASC 718 to include certain share-based payment transactions for acquiring goods and services from nonemployees. On August 1, 2019, we adopted this ASU. Our adoption did not have any impact on our consolidated financial statements and disclosures, as we did not have any outstanding share-based awards with nonemployees that required remeasurement.

•FASB ASU No. 2018-16, which expands the list of eligible U.S. benchmark interest rates permitted in the application of hedge accounting due to broad concerns about the long-term sustainability of the LIBO Rate. This ASU adds the Overnight Index Swap ("OIS") rate, based on the Secured Overnight Financing Rate ("SOFR"), as an eligible U.S. benchmark interest rate. On August 1, 2019, we adopted this ASU. Our adoption did not have any impact on our consolidated financial statements and disclosures, as we are not a party to any such hedging transactions.

In addition, the following FASB ASUs have been issued and incorporated into the FASB ASC and have not yet been adopted by us as of July 31, 2020:

•FASB ASU No. 2016-13 issued in June 2016 and ASU No. 2018-19 issued in November 2018, which require the measurement of expected credit losses for financial assets held at the reporting date to be based on historical experience, current conditions and reasonable and supportable forecasts. In April 2019, FASB ASU No. 2019-04 was issued to provide clarification guidance in the following areas: (i) accrued interest; (ii) recoveries; (iii) projections of the interest rate environment; (iv) consideration of prepayments; and (v) other topics. In May 2019, FASB ASU No. 2019-05 was issued to provide entities with an option to irrevocably elect the fair value option applied on an instrument by instrument basis for eligible instruments. In November 2019, FASB ASU No. 2019-11 was issued to provide clarification guidance in the following areas: (i) expected recoveries for purchased financial assets with credit deterioration; (ii) transition relief for troubled debt restructurings; (iii) disclosures related to accrued interest receivables; (iv) financial assets secured by collateral maintenance provisions; and (v) conforming amendment to subtopic 805-20. In February 2020, FASB ASU No. 2020-02 was issued to address questions primarily regarding documentation and company policies. In March 2020, FASB ASU No. 2020-03 was issued to provide clarification guidance in the following areas: (i) the contractual term of a net investment in a lease should be the contractual term used to measure expected credit losses; and (ii) when an entity regains control of financial assets sold, an allowance for credit losses should be recorded. On August 1, 2020, we adopted these ASUs on a modified-retrospective basis. Such adoption did not have a material impact on our consolidated financial statements or disclosures.

•FASB ASU No. 2018-13, issued in August 2018, which modifies the disclosure requirements for fair value measurements in Topic 820. On August 1, 2020, we adopted this ASU. Our adoption of this ASU did not have any impact on our consolidated financial statements or disclosures.

•FASB ASU No. 2018-15, issued in August 2018, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. On August 1, 2020, we adopted this ASU. Our adoption of this ASU did not have any impact on our consolidated financial statements or disclosures.

•FASB ASU No. 2018-17, issued in October 2018, which requires entities to consider indirect interests held through related parties under common control on a proportional basis, rather than as the equivalent of a direct interest in its entirety when determining whether a decision-making fee is a variable interest. On August 1, 2020, we adopted this ASU. Our adoption of this ASU did not have any impact on our consolidated financial statements or disclosures.

•FASB ASU No. 2018-18, issued in November 2018, which clarifies when certain transactions between collaborative arrangement participants should be accounted for under ASC 606 and incorporates unit-of-account guidance consistent with ASC 606 to aid in this determination. The ASU also precludes entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. On August 1, 2020, we adopted this ASU. Our adoption of this ASU did not have any impact on our consolidated financial statements or disclosures.

•FASB ASU No. 2019-08, issued in November 2019, which requires that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award. On August 1, 2020, we adopted this ASU. Our adoption of this ASU did not have any impact on our consolidated financial statements or disclosures.

•FASB ASU No. 2019-12, issued in December 2019 is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15, 2020 (our fiscal year beginning on August 1, 2021) and interim periods therein, with early adoption permitted. We are evaluating the impact of this ASU on our consolidated financial statements and disclosures.

•FASB ASU No. 2020-01, issued in January 2020, clarifies the interactions between Topics 321, 323 and 815. This ASU clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. In addition, the amendments clarify the accounting for certain forward contracts and purchased options accounted for under Topic 815. This ASU is effective for fiscal years beginning after December 15, 2020 (our fiscal year beginning on August 1, 2021) and interim periods therein. We are evaluating the impact of this ASU on our consolidated financial statements and disclosures; however, we do not expect the adoption to have any effect given that we have not historically had equity method investments or purchased options and forward contracts to acquire investments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from borrowings under our Credit Facility. Based on the amount of outstanding debt under our Credit Facility, a hypothetical change in interest rates by 10% would change interest expense by approximately $0.3 million over a one-year period. Although we do not currently use interest rate derivative instruments to manage exposure to interest rate changes, we may choose to do so in the future in connection with our Credit Facility.

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of July 31, 2020, we had cash and cash equivalents of $47.9 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of July 31, 2020, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

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
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chairman and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013). Based on our assessment, we determined that, as of July 31, 2020, our internal control over financial reporting was effective based on those criteria.

Deloitte and Touche LLP, our independent registered public accounting firm, has performed an audit of our internal control over financial reporting as of July 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO. This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data. Deloitte’s audit reports appear on pages F-2 and F-3 of this annual report.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during our fiscal quarter ended July 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) The Registrant’s financial statements together with a separate index are annexed hereto.
(2) The Financial Statement Schedule listed in a separate index is annexed hereto.
(3) Exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
2(a)	Agreement and Plan of Merger, dated as of January 29, 2020, among Comtech Telecommunications Corp., Gilat Satellite Networks Ltd. and Convoy Ltd.	Exhibit 2.1 to the Registrant’s Form 8-K, filed January 29, 2020
3(a)(i)	Restated Certificate of Incorporation of the Registrant	Exhibit 3(a)(i) to the Registrant’s 2006 Form 10-K
3(a)(ii)	Third Amended and Restated By-Laws of the Registrant, as of September 26, 2017	Exhibit 3(a)(ii) to the Registrant’s 2017 Form 10-K
4(a)	Description of Comtech Telecommunication Corp.'s Securities Registered Pursuant to Section 12 of the Exchange Act
10(a)(1)*	Seventh Amended and Restated Employment Agreement, dated March 4, 2020, between the Registrant and Fred Kornberg	Exhibit 10.1 to the Registrant’s Form 8-K, filed March 4, 2020
10(a)(2)*	Lease agreement, dated September 23, 2011, on the Melville, New York Facility	Exhibit 10(s) to the Registrant's 2011 Form 10-K
10(b)*	Second Amended and Restated 2001 Employee Stock Purchase Plan	Exhibit A to the Registrant’s Proxy Statement, filed November 16, 2018
10(c)*	2000 Stock Incentive Plan, Amended and Restated, Effective November 15, 2019, as amended effective August 4, 2020
10(d)(1)*	Form of Stock Option Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(f)(7) to the Registrant’s 2005 Form 10-K
10(d)(2)*	Form of Stock Option Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(f)(8) to the Registrant’s 2006 Form 10-K
10(d)(3)*	Form of Stock Option Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2020
10(e)*	Form of Performance Share Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(s) to the Registrant’s 2012 Form 10-K
10(f)(1)*	Form of Long-Term Performance Share Award Agreement pursuant to the 2000 Stock Incentive Plan - 2017	Exhibit 10.8 to the Registrant's Form 8-K, filed June 7, 2017
10(f)(2)*	Form of Long-Term Performance Share Award Agreement pursuant to the 2000 Stock Incentive Plan - 2018	Exhibit 10(f)(2) to the Registrant's 2019 Form 10-K
10(g)(1)*	Form of Restricted Stock Agreement for Employees pursuant to the 2000 Stock Incentive Plan	Exhibit 10(y) to the Registrant’s 2016 Form 10-K
10(g)(2)*	Form of Restricted Stock Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(ab) to the Registrant’s 2016 Form 10-K

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
10(g)(3)*	Form of Restricted Stock Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2019	Exhibit 10(g)(3) to the Registrant's 2019 Form 10-K
10(h)(1)*	Form of Restricted Stock Unit Agreement for Employees pursuant to the 2000 Stock Incentive Plan - 2017	Exhibit 10(h)(1) to the Registrant’s 2017 Form 10-K
10(h)(2)*	Form of Restricted Stock Unit Agreement for Employees pursuant to the 2000 Stock Incentive Plan - 2016	Exhibit 10(z) to the Registrant’s 2016 Form 10-K
10(h)(3)*	Form of Restricted Stock Unit Agreement for Employees pursuant to the 2000 Stock Incentive Plan - 2013	Exhibit 10(w) to the Registrant's 2013 Form 10-K
10(h)(4)*	Form of Restricted Stock Unit Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10.2 to the Registrant's Form 10-Q, filed June 7, 2012
10(h)(5)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(aa) to the Registrant’s 2016 Form 10-K
10(h)(6)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2013	Exhibit 10(x) to the Registrant's 2013 Form 10-K
10(h)(7)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2020	Exhibit 10.1 to the Registrant's Form 10-Q, filed June 3, 2020
10(i)(1)*	Form of Stock Unit Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10.1 to the Registrant's Form 10-Q, filed June 7, 2012
10(i)(2)*	Form of Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(v) to the Registrant's 2013 Form 10-K
10(j)(1)*	Form of Share Unit Agreement (eligible for dividend equivalents) for Employees pursuant to the 2000 Stock Incentive Plan	Exhibit 10.2 to the Registrant's Form 10-Q, filed December 9, 2013
10(j)(2)*	Form of Share Unit Agreement (eligible for dividend equivalents) for Employees pursuant to the 2000 Stock Incentive Plan - 2018	Exhibit 10(j)(2) to the Registrant's 2018 Form 10-K
10(k)*	Form of Indemnification Agreement between the Registrant and the Named Executive Officers and Certain Other Executive Officers	Exhibit 10.1 to Registrant’s Form 8-K, filed on March 8, 2007
10(l)(1)*	Form of Change in Control Agreement (Tier 1)	Exhibit 10.2 to the Registrant’s Form 8-K, filed March 4, 2020
10(l)(2)*	Form of Change-in-Control Agreement (Tier 2) between the Registrant and Certain Named Executive Officers (other than the CEO) and Certain Other Executive Officers	Exhibit 10.2 to the Registrant’s Form 8-K, filed June 7, 2017
10(l)(3)*	Form of Change-in-Control Agreement (Tier 2) between the Registrant and Certain Named Executive Officers (other than the CEO) and Certain Other Executive Officers (California Employees)	Exhibit 10.3 to the Registrant’s Form 8-K, filed June 7, 2017
10(l)(4)*	Form of Change-in-Control Agreement (Tier 2) between the Registrant and Certain Named Executive Officers (other than the CEO) and Certain Other Executive Officers (Divisional/Subsidiary Presidents)	Exhibit 10.4 to the Registrant’s Form 8-K, filed June 7, 2017

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
10(l)(5)*
Form of Change-in-Control Agreement (Tier 2) between the Registrant and Certain Named Executive Officers (other than the CEO) and Certain Other Executive Officers (California Divisional/Subsidiary Presidents)

Exhibit 10.5 to the Registrant’s Form 8-K, filed June 7, 2017
10(l)(6)*	Form of Change-in-Control Agreement (Tier 3) between the Registrant and Certain Non-Executive Officers	Exhibit 10.6 to the Registrant’s Form 8-K, filed June 7, 2017
10(m)*	Retirement and Transition Agreement	Exhibit 10.1 to the Registrant's Form 10-Q, filed December 4, 2019
10(n)*	Consulting Agreement	Exhibit 10.2 to the Registrant's Form 10-Q, filed December 4, 2019
10(o)	Agreement and Plan of Merger, dated as of November 22, 2015, among Comtech Telecommunications Corp., Typhoon Acquisition Corp. and TeleCommunication Systems, Inc.	Exhibit 2.1 to the Registrant’s Form 8-K, filed November 23, 2015
10(p)
First Amended and Restated Credit Agreement, dated as of October 31, 2018, among Comtech Telecommunications Corp., the lenders party thereto and Citibank N.A., as administrative agent, issuing bank and swingline lender.

Exhibit 10.1 to the Registrant’s Form 8-K, filed November 5, 2018
10(q)	Commitment Letter, dated as of January 29, 2020, among Comtech Telecommunications Corp., Citibank, N.A.and the other commitment parties party thereto.	Exhibit 10.1 to the Registrant’s Form 8-K, filed January 29, 2020
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of CEO and Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS
The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2020, formatted in inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMTECH TELECOMMUNICATIONS CORP.

September 29, 2020	By: /s/Fred Kornberg
(Date)	Fred Kornberg, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title

September 29, 2020	/s/Fred Kornberg	Chairman of the Board
(Date)	Fred Kornberg	Chief Executive Officer
(Principal Executive Officer)

September 29, 2020	/s/Michael A. Bondi	Chief Financial Officer
(Date)	Michael A. Bondi	(Principal Financial and Accounting Officer)

September 29, 2020	/s/Edwin Kantor	Director
(Date)	Edwin Kantor

September 29, 2020	/s/Ira S. Kaplan	Director
(Date)	Ira S. Kaplan

September 29, 2020	/s/Lisa Lesavoy	Director
(Date)	Lisa Lesavoy

September 29, 2020	/s/Robert G. Paul	Director
(Date)	Robert G. Paul

September 29, 2020	/s/Dr. Yacov A. Shamash	Director
(Date)	Dr. Yacov A. Shamash

September 29, 2020	/s/Lawrence J. Waldman	Director
(Date)	Lawrence J. Waldman

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule

Page
Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Financial Statements:

Balance Sheets as of July 31, 2020 and 2019	F-5

Statements of Operations for each of the years in the three-year period ended July 31, 2020	F-6

Statements of Stockholders' Equity for each of the years in the three-year period ended July 31, 2020	F-7

Statements of Cash Flows for each of the years in the three-year period ended July 31, 2020	F-8

Notes to Consolidated Financial Statements	F-10

Additional Financial Information Pursuant to the Requirements of Form 10-K:

Schedule II – Valuation and Qualifying Accounts and Reserves	S-1

Schedules not listed above have been omitted because they are either not applicable or the required information has been provided elsewhere in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
Comtech Telecommunications Corp.
Melville, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Comtech Telecommunications Corp. and subsidiaries (the "Company") as of July 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the three years in the period ended July 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 29, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Net Sales – Over Time Accounting Using the Cost-to-Cost Measure for Specific Identified Material Contracts — Refer to Note 1 to the financial statements.

Critical Audit Matter Description

The Company’s determination of revenue recognition for specific identified material contracts accounted for over time involves estimating the total costs needed to complete the specific identified contracts and updating those estimates throughout the life of those specific identified contracts. This requires management to make significant estimates related to forecasts of future costs for the identified specific contracts. Changes in these estimates for the identified specific contracts could have a significant impact on either the timing or amount of revenue recognition for the year or both.

Given the significant judgment and estimates used in management’s projections, auditing the Company’s estimates at completion and estimates to completion involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s determination of revenue recognition for specific identified material contracts accounted for over time included the following, among others:

•We tested the design and operating effectiveness of the controls over the development of the initial contract cost to complete estimate and monitoring of estimates at completion and estimates to completion.

•For each specific identified material contract selected, we performed the following:

◦Evaluated whether the contract was properly included in management’s calculation of overtime revenue based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation.

◦Compared the transaction prices to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.

◦Tested management’s identification of distinct performance obligations by evaluating whether the underlying goods, services, or both were highly interdependent and interrelated.

◦Evaluated the estimates of total cost and profit for the

▪Performing a retrospective review by comparing the estimated margins at contract inception to the actual margins as of year-end in order to assess management’s ability to accurately estimate costs.

▪Inquiring and corroborating the estimates to complete and the estimates at completion with the Project Manager (i.e., someone outside of Finance/Accounting) to understand significant variances in costs and completeness of the estimates at completion and estimates to completion.

▪Testing the estimates to complete through a combination of tests of details, in which we selected individual costs within the estimate to complete and obtained supporting documentation, and where we developed an expectation of the estimate to complete and compared it to the recorded balance.

◦Tested the accuracy and completeness of costs incurred during the current fiscal year. This testing included agreeing labor costs to employee timesheets and agreeing the labor rate to either rates agreed upon with the customer in the contract or rates from the Company's payroll records.

◦Tested the mathematical accuracy of management’s calculation of revenue for the performance obligation.

/s/ DELOITTE & TOUCHE LLP

Jericho, New York
September 29, 2020

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
Comtech Telecommunications Corp.
Melville, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Comtech Telecommunications Corp. and subsidiaries (the "Company") as of July 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended July 31, 2020, of the Company and our report dated September 29, 2020, expressed an unqualified opinion on those financial statements and financial statement schedule.

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

/s/ DELOITTE & TOUCHE LLP

Jericho, New York
September 29, 2020

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
As of July 31, 2020 and 2019

Assets	2020	2019
Current assets:
Cash and cash equivalents	$47,878,000	45,576,000
Accounts receivable, net	126,816,000	145,032,000
Inventories, net	82,302,000	74,839,000
Prepaid expenses and other current assets	20,101,000	14,867,000
Total current assets	277,097,000	280,314,000
Property, plant and equipment, net	27,037,000	28,026,000
Operating lease right-of-use assets, net	30,033,000	—
Goodwill	330,519,000	310,489,000
Intangibles with finite lives, net	258,019,000	261,890,000
Deferred financing costs, net	2,391,000	3,128,000
Other assets, net	4,551,000	3,864,000
Total assets	$929,647,000	887,711,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,423,000	24,330,000
Accrued expenses and other current liabilities	85,104,000	78,584,000
Operating lease liabilities, current	8,247,000	—
Finance lease and other obligations, current	57,000	757,000
Dividends payable	2,468,000	2,406,000
Contract liabilities	40,250,000	38,682,000
Interest payable	163,000	588,000
Total current liabilities	159,712,000	145,347,000
Non-current portion of long-term debt, net	149,500,000	165,000,000
Operating lease liabilities, non-current	24,109,000	—
Income taxes payable	1,963,000	325,000
Deferred tax liability, net	17,637,000	12,481,000
Long-term contract liabilities	9,596,000	10,654,000
Other liabilities	17,831,000	18,822,000
Total liabilities	380,348,000	352,629,000
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Preferred stock, par value $0.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $0.10 per share; authorized 100,000,000 shares; issued 39,924,439 shares and 39,276,161 shares at July 31, 2020 and 2019, respectively	3,992,000	3,928,000
Additional paid-in capital	569,891,000	552,670,000
Retained earnings	417,265,000	420,333,000
	991,148,000	976,931,000
Less:
Treasury stock, at cost (15,033,317 shares at July 31, 2020 and 2019)	(441,849,000)	(441,849,000)
Total stockholders’ equity	549,299,000	535,082,000
Total liabilities and stockholders’ equity	$929,647,000	887,711,000
See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
Fiscal Years Ended July 31, 2020, 2019 and 2018

	2020	2019	2018
Net sales	$616,715,000	671,797,000	570,589,000
Cost of sales	389,882,000	424,357,000	346,648,000
Gross profit	226,833,000	247,440,000	223,941,000

Expenses:
Selling, general and administrative	117,130,000	128,639,000	113,922,000
Research and development	52,180,000	56,407,000	53,869,000
Amortization of intangibles	21,595,000	18,320,000	21,075,000
Settlement of intellectual property litigation	—	(3,204,000)	—
Acquisition plan expenses	20,754,000	5,871,000	—
	211,659,000	206,033,000	188,866,000

Operating income	15,174,000	41,407,000	35,075,000

Other expenses (income):
Interest expense	6,054,000	9,245,000	10,195,000
Write-off of deferred financing costs	—	3,217,000	—
Interest (income) and other	(190,000)	35,000	254,000

Income before provision for (benefit from) income taxes	9,310,000	28,910,000	24,626,000
Provision for (benefit from) income taxes	2,290,000	3,869,000	(5,143,000)

Net income	$7,020,000	25,041,000	29,769,000
Net income per share:
Basic	$0.28	1.04	1.25
Diluted	$0.28	1.03	1.24

Weighted average number of common shares outstanding – basic	24,798,000	24,124,000	23,825,000

Weighted average number of common and common equivalent shares outstanding – diluted	24,899,000	24,302,000	24,040,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Fiscal Years Ended July 31, 2020, 2019 and 2018

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2017	38,619,467	$3,862,000	$533,001,000	$385,136,000	15,033,317	$(441,849,000)	$480,150,000
Equity-classified stock award compensation	—	—	8,605,000	—	—	—	8,605,000
Proceeds from exercises of stock options	13,100	1,000	325,000	—	—	—	326,000
Proceeds from issuance of employee stock purchase plan shares	44,996	5,000	850,000	—	—	—	855,000
Forfeiture of restricted stock	(10,254)	(1,000)	1,000	—	—	—	—
Net settlement of stock-based awards	193,262	19,000	(4,329,000)	—	—	—	(4,310,000)
Cash dividends declared ($0.40 per share)	—	—	—	(9,411,000)	—	—	(9,411,000)
Accrual of dividend equivalents, net of reversal ($0.40 per share)	—	—	—	(300,000)	—	—	(300,000)
Net income	—	—	—	29,769,000	—	—	29,769,000
Balance as of July 31, 2018	38,860,571	3,886,000	538,453,000	405,194,000	15,033,317	(441,849,000)	505,684,000
Equity-classified stock award compensation	—	—	11,427,000	—	—	—	11,427,000
Proceeds from exercises of stock options	8,100	1,000	215,000	—	—	—	216,000
Proceeds from issuance of employee stock purchase plan shares	43,316	4,000	922,000	—	—	—	926,000
Issuance of restricted stock	10,386	1,000	(1,000)	—	—	—	—
Net settlement of stock-based awards	145,119	15,000	(3,931,000)	—	—	—	(3,916,000)
Common stock issued for acquisition of Solacom Technologies, Inc. ("Solacom")	208,669	21,000	5,585,000	—	—	—	5,606,000
Cash dividends declared, net ($0.40 per share)	—	—	—	(9,575,000)	—	—	(9,575,000)
Accrual of dividend equivalents, net of reversal ($0.40 per share)	—	—	—	(327,000)	—	—	(327,000)
Net income	—	—	—	25,041,000	—	—	25,041,000
Balance as of July 31, 2019	39,276,161	3,928,000	552,670,000	420,333,000	15,033,317	(441,849,000)	535,082,000
Equity-classified stock award compensation	—	—	9,275,000	—	—	—	9,275,000
Proceeds from exercises of stock options	16,700	2,000	466,000	—	—	—	468,000
Proceeds from issuance of employee stock purchase plan shares	52,958	5,000	850,000	—	—	—	855,000
Issuance of restricted stock	3,319	—	—	—	—	—	—
Net settlement of stock-based awards	251,797	25,000	(4,913,000)	—	—	—	(4,888,000)
Common stock issued for acquisition of CGC Technology Limited ("CGC")	323,504	32,000	11,543,000	—	—	—	11,575,000
Cash dividends declared, net ($0.40 per share)	—	—	—	(9,794,000)	—	—	(9,794,000)
Accrual of dividend equivalents, net of reversal ($0.40 per share)	—	—	—	(294,000)	—	—	(294,000)
Net income	—	—	—	7,020,000	—	—	7,020,000
Balance as of July 31, 2020	39,924,439	$3,992,000	$569,891,000	$417,265,000	15,033,317	$(441,849,000)	$549,299,000
See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Fiscal Years Ended July 31, 2020, 2019 and 2018

	2020	2019	2018
Cash flows from operating activities:
Net income	$7,020,000	25,041,000	29,769,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	10,561,000	11,927,000	13,655,000
Amortization of intangible assets with finite lives	21,595,000	18,320,000	21,075,000
Amortization of stock-based compensation	9,275,000	11,427,000	8,569,000
Amortization of deferred financing costs	737,000	1,099,000	2,196,000
Estimated contract settlement costs	444,000	6,351,000	—
Write-off of deferred financing costs	—	3,217,000	—
Settlement of intellectual property litigation	—	(3,204,000)	—
Changes in other liabilities	(4,133,000)	(1,056,000)	—
Loss on disposal of property, plant and equipment	—	144,000	79,000
(Benefit from) provision for allowance for doubtful accounts	(431,000)	1,136,000	573,000
Provision for excess and obsolete inventory	1,647,000	6,015,000	5,628,000
Deferred income tax expense (benefit)	860,000	4,283,000	(6,379,000)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	20,929,000	6,315,000	(24,578,000)
Inventories	(9,132,000)	(3,787,000)	(20,065,000)
Prepaid expenses and other current assets	(2,261,000)	915,000	787,000
Other assets	(719,000)	102,000	(140,000)
Accounts payable	(2,206,000)	(21,290,000)	13,728,000
Accrued expenses and other current liabilities	4,292,000	3,554,000	(3,374,000)
Contract liabilities	(6,312,000)	(127,000)	9,143,000
Other liabilities, non-current	2,422,000	(84,000)	(682,000)
Interest payable	(397,000)	151,000	234,000
Income taxes payable	(1,427,000)	(2,418,000)	126,000
Net cash provided by operating activities	52,764,000	68,031,000	50,344,000
Cash flows from investing activities:
Payment for acquisition of CGC, net of cash acquired	(11,165,000)	—	—
Payment for acquisition of Solacom, net of cash acquired	—	(25,883,000)	—
Payment for acquisition of the GD NG-911 business	(1,013,000)	(10,000,000)	—
Payment for acquisition of NG-911 Inc.	(781,000)	—	—
Purchases of property, plant and equipment	(7,225,000)	(8,785,000)	(8,642,000)
Net cash used in investing activities	(20,184,000)	(44,668,000)	(8,642,000)
Cash flows from financing activities:
Net (payments) borrowings of long-term debt under Credit Facility	(15,500,000)	165,000,000	—
Net payments under Revolving Loan portion of Prior Credit Facility	—	(48,603,000)	(8,800,000)
Repayment of debt under Term Loan portion of Prior Credit Facility	—	(120,121,000)	(18,960,000)
Remittance of employees' statutory tax withholdings for stock awards	(5,276,000)	(5,042,000)	(1,143,000)
Cash dividends paid	(10,020,000)	(9,789,000)	(9,538,000)
Repayment of principal amounts under finance lease and other obligations	(805,000)	(1,906,000)	(2,802,000)
Payment of deferred financing costs	—	(1,813,000)	—
Proceeds from issuance of employee stock purchase plan shares	855,000	935,000	855,000
Proceeds from exercises of stock options	468,000	216,000	326,000
Payment of shelf registration costs	—	(148,000)	—
Net cash used in financing activities	(30,278,000)	(21,271,000)	(40,062,000)
			(Continued)

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
Fiscal Years Ended July 31, 2020, 2019 and 2018

	2020	2019	2018
Net increase in cash and cash equivalents	$2,302,000	2,092,000	1,640,000

Cash and cash equivalents at beginning of year	45,576,000	43,484,000	41,844,000

Cash and cash equivalents at end of year	$47,878,000	45,576,000	43,484,000

Supplemental cash flow disclosure
Cash paid (received) during the year for:
Interest	$5,549,000	7,669,000	7,291,000
Income taxes, net	$2,875,000	2,005,000	1,112,000

Non-cash investing and financing activities:
Reclass of finance lease right-of-use assets to property, plant and equipment	$698,000	—	—

Accrued remittance of employees' statutory tax withholdings for fully-vested share units	$1,399,000	1,787,000	2,963,000

Cash dividends declared but unpaid (including accrual of dividend equivalents)	$2,762,000	2,733,000	2,656,000

Finance lease and other obligations incurred	$—	—	1,306,000

Accrued additions to property, plant and equipment	$1,408,000	902,000	719,000

Issuance (forfeiture) of restricted stock	$—	1,000	(1,000)

Common stock issued for acquisitions	$11,575,000	5,606,000	—

Accruals related to acquisitions	$1,157,000	—	—

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting and Reporting Policies

(a)Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Comtech Telecommunications Corp. and its subsidiaries ("Comtech," "we," "us," or "our"), all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)Nature of Business

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(c)Revenue Recognition

In accordance with FASB ASC 606 - Revenue from Contracts with Customers ("ASC 606"), we record revenue in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. Under ASC 606, we follow a five-step model to: (1) identify the contract with our customer; (2) identify our performance obligations in our contract; (3) determine the transaction price for our contract; (4) allocate the transaction price to our performance obligations; and (5) recognize revenue using one of the following two methods:

•Over time - We recognize revenue using the over time method when there is a continuous transfer of control to the customer over the contractual period of performance. This generally occurs when we enter into a long-term contract relating to the design, development or manufacture of complex equipment or technology platforms to a buyer’s specification (or to provide services related to the performance of such contracts). Continuous transfer of control is typically supported by contract clauses which allow our customers to unilaterally terminate a contract for convenience, pay for costs incurred plus a reasonable profit and take control of work-in-process. Revenue recognized over time is generally based on the extent of progress toward completion of the related performance obligations. The selection of the method to measure progress requires judgment and is based on the nature of the products or services provided. In certain instances, typically for firm fixed-price contracts, we use the cost-to-cost measure because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion, including warranty costs. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Costs to fulfill generally include direct labor, materials, subcontractor costs, other direct costs and an allocation of indirect costs. When these contracts are modified, the additional goods or services are generally not distinct from those already provided. As a result, these modifications form part of an existing contract and we must update the transaction price and our measure of progress for the single performance obligation and recognize a cumulative catch-up to revenue and gross profits.

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

•Point in time - When a performance obligation is not satisfied over time, we must record revenue using the point in time accounting method which generally results in revenue being recognized upon shipment or delivery of a promised good or service to a customer. This generally occurs when we enter into short term contracts or purchase orders where items are provided to customers with relatively quick turn-around times. Modifications to such contracts and or purchase orders, which typically provide for additional quantities or services, are accounted for as a new contract because the pricing for these additional quantities or services are based on standalone selling prices.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

	Fiscal Years Ended July 31,
	2020	2019	2018
United States
U.S. government	36.2%	40.1%	35.5%
Domestic	40.3%	34.5%	38.9%
Total United States	76.5%	74.6%	74.4%

International	23.5%	25.4%	25.6%
Total	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales are sales to Verizon Communications Inc. ("Verizon"). Sales to Verizon were 10.0% of consolidated net sales for fiscal 2018. Except for the U.S. government, there were no customers that represented more than 10.0% of consolidated net sales during fiscal 2020 and 2019. International sales for fiscal 2020, 2019 and 2018 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $145,107,000, $170,607,000 and $145,784,000, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10.0% of consolidated net sales for fiscal 2020, 2019 and 2018.

The following tables summarize our disaggregation of revenue consistent with information reviewed by our chief operating decision-maker ("CODM") for the fiscal years ended July 31, 2020 and 2019. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors which impact our business:

	Fiscal Year Ended July 31, 2020
	Commercial Solutions	Government Solutions	Total
Geographical region and customer type
U.S. government	$52,327,000	171,036,000	$223,363,000
Domestic	208,284,000	39,961,000	248,245,000
Total United States	260,611,000	210,997,000	471,608,000

International	93,119,000	51,988,000	145,107,000
Total	$353,730,000	262,985,000	$616,715,000
Contract type
Firm fixed-price	$349,855,000	178,237,000	$528,092,000
Cost reimbursable	3,875,000	84,748,000	88,623,000
Total	$353,730,000	262,985,000	$616,715,000
Transfer of control
Point in time	$142,448,000	136,518,000	$278,966,000
Over time	211,282,000	126,467,000	337,749,000
Total	$353,730,000	262,985,000	$616,715,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

	Fiscal Year Ended July 31, 2019
	Commercial Solutions	Government Solutions	Total
Geographical region and customer type
U.S. government	$68,534,000	200,708,000	$269,242,000
Domestic	192,516,000	39,432,000	231,948,000
Total United States	261,050,000	240,140,000	501,190,000

International	96,243,000	74,364,000	170,607,000
Total	$357,293,000	314,504,000	$671,797,000
Contract type
Firm fixed-price	$350,850,000	231,400,000	$582,250,000
Cost reimbursable	6,443,000	83,104,000	89,547,000
Total	$357,293,000	314,504,000	$671,797,000
Transfer of control
Point in time	$177,090,000	176,067,000	$353,157,000
Over time	180,203,000	138,437,000	318,640,000
Total	$357,293,000	314,504,000	$671,797,000

The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on our Consolidated Balance Sheet. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. For certain contracts with provisions that are intended to protect customers in the event we do not satisfy our performance obligations, billings occur subsequent to revenue recognition, resulting in unbilled receivables. In fiscal 2020, contract assets increased $417,000 due to business combinations discussed in Note (2) - "Acquisitions." Under ASC 606, unbilled receivables constitute contract assets. There were no material impairment losses recognized on contract assets during the fiscal years ended 2020 and 2019, respectively. On large long-term contracts, and for contracts with international customers that do not do business with us regularly, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to-date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract. Under the typical payment terms for our contracts accounted for at a point in time, costs are accumulated in inventory until the time of billing, which generally coincides with revenue recognition. In fiscal 2020, contract liabilities increased $6,890,000 due to business combinations discussed in Note (2) - "Acquisitions." Of the contract liability balance at July 31, 2019 and August 1, 2018, $34,225,000 and $33,139,000 was recognized as revenue during fiscal years 2020 and 2019, respectively.

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under indefinite delivery / indefinite quantity ("IDIQ") contracts. As of July 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $620,912,000 (which represents the amount of our consolidated backlog). We estimate that a substantial portion of our remaining performance obligations at July 31, 2020 will be completed and recognized as revenue during the next twenty-four month period, with the rest thereafter. During fiscal 2020, revenue recognized from performance obligations satisfied, or partially satisfied, in previous periods (for example due to changes in the transaction price) was not material.

(d)Cash and Cash Equivalents

Our cash equivalents are short-term, highly liquid investments that are both readily convertible to known amounts of cash and have insignificant risk of change in value as a result of changes in interest rates. Our cash and cash equivalents, as of July 31, 2020 and 2019, amounted to $47,878,000 and $45,576,000, respectively, and primarily consist of bank deposits and money market deposit accounts insured by the Federal Deposit Insurance Corporation. Cash equivalents are carried at cost, which approximates fair value.

(e)Inventories

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

(f)Long-Lived Assets

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

We performed our annual goodwill impairment assessment for fiscal 2021 on August 1, 2020 (the first day of our fiscal 2021). See Note (14) - "Goodwill" for more information. Unless there are future indicators that the fair value of a reporting unit is more likely than not less than its carrying value, such as a significant adverse change in our future financial performance, our next impairment assessment for goodwill will be performed and completed in the first quarter of fiscal 2022. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

(g)Research and Development Costs

We charge research and development costs to operations as incurred, except in those cases in which such costs are reimbursable under customer funded contracts. In fiscal 2020, 2019 and 2018, we were reimbursed by customers for such activities in the amount of $11,923,000, $14,679,000 and $16,924,000, respectively. These amounts are not reflected in the reported research and development expenses in each of the respective periods but are included in net sales with the related costs included in cost of sales in each of the respective periods.

(h)Income Taxes

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

(i)Earnings Per Share

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

There were no repurchases of our common stock during the fiscal years ended July 31, 2020, 2019 and 2018. See Note (16) - "Stockholders’ Equity" for more information.

Weighted average stock options, RSUs and restricted stock outstanding of 1,348,000, 1,347,000 and 1,739,000 shares for fiscal 2020, 2019 and 2018, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 201,000, 243,000 and 258,000 weighted average performance shares outstanding for fiscal 2020, 2019 and 2018, respectively, as the performance conditions have not yet been satisfied. However, net income (the numerator) for EPS calculations for each respective period, is reduced by the compensation expense related to these awards.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Fiscal Years Ended July 31,
	2020	2019	2018
Numerator:
Net income for basic calculation	$7,020,000	25,041,000	29,769,000
Numerator for diluted calculation	$7,020,000	25,041,000	29,769,000

Denominator:
Denominator for basic calculation	24,798,000	24,124,000	23,825,000
Effect of dilutive securities:
Stock-based awards	101,000	178,000	215,000
Denominator for diluted calculation	24,899,000	24,302,000	24,040,000
(j)Fair Value Measurements and Financial Instruments

Using the fair value hierarchy described in FASB ASC 820 "Fair Value Measurements and Disclosures," we valued our cash and cash equivalents using Level 1 inputs that were based on quoted market prices.

We believe that the carrying amounts of our other current financial assets (such as accounts receivable) and other current liabilities (including accounts payable and accrued expenses) approximate their fair values due to their short-term maturities.

The fair value of our Credit Facility that we entered into on October 31, 2018 approximates its carrying amount due to its variable interest rate and pricing grid that is dependent upon our leverage ratio as of the end of each fiscal quarter.

As of July 31, 2020 and 2019, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

(k)Use of Estimates

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

(l)Comprehensive Income

In accordance with FASB ASC 220 "Comprehensive Income," we report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income was the same as our net income in fiscal 2020, 2019 and 2018.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(m)Reclassifications

Certain reclassifications have been made to previously reported consolidated financial statements to conform to the fiscal 2020 presentation.

(n) Adoption of Accounting Standards and Updates

We are required to prepare our consolidated financial statements in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") which is the source for all authoritative U.S. generally accepted accounting principles, which are commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs"). During fiscal 2020, we adopted:

•FASB ASU No. 2016-02 Leases (Topic 842). See Note (9) - "Leases" for further information.

•FASB ASU No. 2017-11, which provides guidance on the accounting for certain financial instruments with embedded features that result in the strike price of the instrument or embedded conversion option being reduced on the basis of the pricing of future equity offerings (commonly referred to as "down round" features). On August 1, 2019, we adopted this ASU. Our adoption did not have any impact on our consolidated financial statements and disclosures, as we did not have any financial instruments with such "down round" features.

•FASB ASU No. 2017-12, which expands and refines hedge accounting for both non-financial and financial risk components and simplifies and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. On August 1, 2019, we adopted this ASU. Our adoption did not have any impact on our consolidated financial statements and disclosures, as we are not a party to any such hedging transactions.

•FASB ASU No. 2018-07, which expands the scope of ASC 718 to include certain share-based payment transactions for acquiring goods and services from nonemployees. On August 1, 2019, we adopted this ASU. Our adoption did not have any impact on our consolidated financial statements and disclosures, as we did not have any outstanding share-based awards with nonemployees that required remeasurement.

•FASB ASU No. 2018-16, which expands the list of eligible U.S. benchmark interest rates permitted in the application of hedge accounting due to broad concerns about the long-term sustainability of the LIBO Rate. This ASU adds the Overnight Index Swap ("OIS") rate, based on the Secured Overnight Financing Rate ("SOFR"), as an eligible U.S. benchmark interest rate. On August 1, 2019, we adopted this ASU. Our adoption did not have any impact on our consolidated financial statements and disclosures, as we are not a party to any such hedging transactions.

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

    GD NG-911 Business

On April 29, 2019, we completed the acquisition of a state and local government NG-911 business pursuant to the Asset Purchase Agreement, dated as of April 29, 2019, by and among General Dynamics Information Technology, Inc., Comtech and Comtech NextGen LLC, a Delaware limited liability company and indirect, wholly-owned subsidiary of Comtech. The acquisition of this NG-911 business (the "GD NG-911 business") had a final cash purchase price of $11,013,000. In connection with this acquisition, we also announced an award of a five-year contract to develop, implement and operate a NG-911 emergency communications system for a Northeastern state. Immediately after our announcement of this acquisition, we hired approximately sixty GD NG-911 employees and completed the integration of this business into our Commercial Solutions segment’s public safety and location technologies product line. The acquisition, contract award and hiring of talented employees are expected to strengthen Comtech’s position in the growing NG-911 solutions market. We accounted for the acquisition of this business under the acquisition method of accounting in accordance with FASB ASC 805. The purchase price was allocated to the assets acquired and liabilities assumed, based on their fair value as of April 29, 2019, pursuant to the business combination accounting rules and was finalized as of April 29, 2020. Acquisition plan expenses were not included as a component of consideration transferred and were expensed in the period incurred. Pro forma financial information is not disclosed, as the acquisition was not material.

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

We are accounting for the acquisition of CGC under the acquisition method of accounting in accordance with FASB ASC 805. The purchase price was allocated to the assets acquired and liabilities assumed, based on their preliminary fair value as of January 27, 2020, pursuant to the business combination accounting rules. Acquisition plan expenses were not included as a component of consideration transferred and were expensed in the period incurred. Our consolidated statement of operations for the fiscal year ended July 31, 2020 includes a nominal amount of revenue contribution from CGC. Pro forma financial information is not disclosed, as the acquisition was not material.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in connection with the CGC acquisition:

	Purchase Price Allocation (1)	Measurement Period Adjustments	Purchase Price Allocation (as adjusted)
Payable in cash	$12,075,000	—	$12,075,000
Payable in common stock issued by Comtech	11,575,000	—	11,575,000
Preliminary purchase price at fair value	$23,650,000	—	$23,650,000
Preliminary allocation of aggregate purchase price:
Cash and cash equivalents	$160,000	—	$160,000
Current assets	4,390,000	514,000	4,904,000
Property, plant and equipment	1,457,000	(760,000)	697,000
Operating lease assets	924,000	—	924,000
Deferred tax assets, non-current	1,075,000	(605,000)	470,000
Non-current assets	—	89,000	89,000
Contract liabilities	(6,890,000)	—	(6,890,000)
Accrued warranty obligations	(1,000,000)	—	(1,000,000)
Other current liabilities	(6,198,000)	3,094,000	(3,104,000)
Non-current liabilities	(1,329,000)	2,000	(1,327,000)
Net tangible liabilities at preliminary fair value	$(7,411,000)	2,334,000	$(5,077,000)
Identifiable intangibles, deferred taxes and goodwill:				Estimated Useful Lives
Technology	$5,000,000	1,700,000	$6,700,000	20 years
Customer relationships	6,500,000	1,600,000	8,100,000	17 years
Trade name	800,000	200,000	1,000,000	5 years
Deferred tax liabilities	(2,091,000)	(876,000)	(2,967,000)
Goodwill	20,852,000	(4,958,000)	15,894,000	Indefinite
Preliminary allocation of aggregate purchase price	$23,650,000	—	$23,650,000

(1) As reported in the Company's Quarterly Report on Form 10-Q for the nine months ended April 30, 2020.

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

The allocation of the preliminary purchase price shown in the above table was based upon a preliminary valuation and estimates and assumptions that are subject to change within the purchase price allocation period, generally one year from the acquisition date. The primary areas of the purchase price allocation not yet finalized include the purchase price (due to potential indemnification obligations of the seller under the Share Purchase Agreement), a final assessment of assets acquired and liabilities assumed, income taxes and residual goodwill.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

UHP Networks Inc.

In November 2019, we entered into an agreement to acquire UHP Networks, Inc. and its sister company (together, "UHP"), a leading provider of innovative and disruptive satellite ground station technology solutions. UHP is based in Canada and has developed revolutionary technology that is transforming the Very Small Aperture Terminal ("VSAT") market. With end-markets for high-speed satellite-based networks significantly growing, our acquisition of UHP, if consummated, will allow us to enhance our solution offerings with low cost time division multiple access ("TDMA") satellite modems, which we do not currently offer. In June 2020, we agreed with UHP to amend the terms of our purchase agreement, which resulted in the total aggregate purchase price being reduced by approximately 24% from $50,000,000 to $38,000,000 (of which $5,000,000 will be paid in cash, with the remainder in shares of our common stock, cash, or a combination of both, as we may elect at the time of closing). The transaction is subject to customary closing conditions, including regulatory approval to allow us to purchase UHP's sister company which is headquartered in Moscow. In August 2020, at the request of the Federal Antimonopoly Service ("FAS") of the Russian Federation we submitted an application for regulatory approval to the FAS and the Commission for Supervising Foreign Investments in the Russian Federation (the "Russian Commission") pursuant to Russia’s Foreign Investment Law ("FIL"). In order to purchase UHP’s sister company, which is based in Moscow, approval by the Russian Commission and the FAS is required. If we do not receive approval by December 31, 2020, either we or UHP may terminate the purchase agreement.

Gilat Satellite Networks Ltd.

On January 29, 2020, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Gilat Satellite Networks Ltd. ("Gilat"), a worldwide leader in satellite networking technology, solutions and services with market leading positions in the satellite ground station and in-flight connectivity solutions markets and deep expertise in operating large network infrastructures. The acquisition, if consummated, would provide several strategic benefits to us including:

•strengthening our position as a leading supplier of advanced communications solutions, uniquely capable of servicing the expanding need for ground infrastructure to support both existing and emerging satellite networks;

•expanding our product portfolio with highly complementary technologies including Gilat’s high-performance TDMA-based satellite modems and its next generation amplifiers;

•facilitating adoption of our satellite technologies into the 4G and 5G cellular backhaul ecosystems;

•bolstering our world-class research and development capabilities, enabling us to offer customers more complete end-to-end technology solutions; and

•enhancing our ability to accelerate shareholder value creation by contributing to our ongoing strategy to move toward higher margin solutions and by increasing customer diversification geographically and by market.

Under the terms of the Merger Agreement, Comtech would acquire Gilat by way of a merger of Comtech's newly formed subsidiary with and into Gilat, with Gilat surviving the merger as a wholly-owned subsidiary of Comtech. Pursuant to the Merger Agreement, each Gilat ordinary share will be converted into the right to receive consideration of (i) $7.18 in cash, without interest, plus (ii) 0.08425 of a share of Comtech common stock (worth approximately $1.12 per Gilat ordinary share as of September 24, 2020), with cash payable in lieu of fractional shares. Based on the terms agreed to on January 29, 2020 and the September 24, 2020 closing price of Comtech Common Stock of $13.32, the total amount payable to Gilat shareholders would have been approximately $465,800,000 (consisting of $402,900,000 in cash with the remainder in Comtech Common Stock) or $8.30 per Gilat ordinary share. We expect to fund the cash portion of the amount payable by redeploying a large portion of both our and Gilat's unrestricted cash and cash equivalents, with the remaining funds provided by a new secured credit facility (the "Gilat Acquisition Related Credit Facility") that would replace our existing Credit Facility, which is discussed further in Note (11) - "Credit Facility."

During the six months ended June 30, 2020, Gilat publicly reported revenue of $85,988,000, a GAAP operating loss of $14,219,000 and negative Adjusted EBITDA (as Gilat defines it) of $4,895,000. As of June 30, 2020. Gilat had approximately $59,601,000 of unrestricted cash and cash equivalents and debt of approximately $4,000,000.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

See Note (13)(a) - "Commitments and Contingencies - Legal Proceedings and Other Matters" for further discussion of the Gilat acquisition and related litigation.

NG-911, Inc.

On February 21, 2020, we completed our acquisition of NG-911, Inc. (“NG-911”), a privately-held company based in Iowa, Illinois and Missouri, pursuant to a stock purchase agreement dated December 27, 2019. NG-911 is a pioneer in providing next generation 911 solutions, including those designed by Comtech Solacom Technologies, Inc., to public safety agencies in the Midwest. Of the $1,188,000 total purchase price, $781,000 was paid in cash at closing, with the remaining $407,000 subject to an earn-out payable over a five-year period, subject to customary post-closing adjustments. The acquisition allows us to cost-effectively expand sales of our industry leading Solacom Guardian call management solutions for public safety. Pro forma financial information is not disclosed, as the acquisition was not material.

(3) Accounts Receivable

Accounts receivable consist of the following at July 31, 2020 and 2019:

	2020	2019
Receivables from commercial and international customers	$67,109,000	85,556,000
Unbilled receivables from commercial and international customers	21,588,000	20,469,000
Receivables from the U.S. government and its agencies	32,870,000	38,856,000
Unbilled receivables from the U.S. government and its agencies	7,018,000	2,018,000
Total accounts receivable	128,585,000	146,899,000
Less allowance for doubtful accounts	1,769,000	1,867,000
Accounts receivable, net	$126,816,000	145,032,000

Unbilled receivables as of July 31, 2020 relate to contracts-in-progress for which revenue has been recognized, but for which we have not yet earned the right to bill the customer for work performed to-date. Under ASC 606, unbilled receivables constitute contract assets. Management estimates that substantially all amounts not yet billed at July 31, 2020 will be billed and collected within one year.

Except for the U.S. government and its agencies, which represented 31.0% and 27.8%, respectively, there were no other customers which accounted for greater than 10.0% of total accounts receivable as of July 31, 2020 and July 31, 2019.

(4) Inventories

Inventories consist of the following at July 31, 2020 and 2019:

	2020	2019
Raw materials and components	$59,175,000	53,959,000
Work-in-process and finished goods	42,203,000	40,576,000
Total inventories	101,378,000	94,535,000
Less reserve for excess and obsolete inventories	19,076,000	19,696,000
Inventories, net	$82,302,000	74,839,000

As of July 31, 2020 and 2019, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $7,215,000 and $4,053,000, respectively, and the amount of inventory related to contracts from third-party commercial customers who outsource their manufacturing to us was $1,387,000 and $1,513,000, respectively.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5) Property, Plant and Equipment
Property, plant and equipment consist of the following at July 31, 2020 and 2019:

	2020	2019
Machinery and equipment	$156,314,000	159,882,000
Leasehold improvements	15,596,000	14,265,000
	171,910,000	174,147,000
Less accumulated depreciation and amortization	144,873,000	146,121,000
Property, plant and equipment, net	$27,037,000	28,026,000

Depreciation and amortization expense on property, plant and equipment amounted to $10,386,000, $11,927,000 and $13,655,000 for the fiscal years ended July 31, 2020, 2019 and 2018, respectively.

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at July 31, 2020 and 2019:

	2020	2019
Accrued wages and benefits	$20,857,000	23,295,000
Accrued contract costs	15,306,000	15,007,000
Accrued warranty obligations	15,200,000	15,968,000
Accrued legal costs	2,539,000	2,835,000
Accrued commissions and royalties	4,621,000	5,114,000
Other	26,581,000	16,365,000
Accrued expenses and other current liabilities	$85,104,000	78,584,000

As discussed further in Note (9) - "Leases," on August 1, 2019, we adopted Topic 842 and, as required by the new standard, reclassified $2,934,000 of accrued expenses and other current liabilities as follows: (i) $2,366,000 of short-term deferred rent liabilities related to operating leases were offset against the respective operating lease right-of-use assets; and (ii) the remaining $568,000 of estimated facility exit costs were reclassified to the current portion of operating lease liabilities.

Accrued contract costs represent direct and indirect costs on contracts as well as estimates of amounts owed for invoices not yet received from vendors or reflected in accounts payable.

Accrued warranty obligations as of July 31, 2020 relate to estimated liabilities for assurance type warranty coverage that we provide to our customers. We generally provide warranty coverage for some of our products for a period of at least one year from the date of delivery. We record a liability for estimated warranty expense based on historical claims, product failure rates, consideration of contractual obligations, future costs to resolve software issues and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Changes in our accrued warranty obligations during the fiscal years ended July 31, 2020 and 2019 were as follows:

	2020	2019
Balance at beginning of year	$15,968,000	11,738,000
Reclass to contract liabilities (see below)	—	(1,679,000)
Provision for warranty obligations	2,277,000	3,902,000
Additions (in connection with acquisitions)	1,000,000	6,431,000
Charges incurred	(4,347,000)	(6,151,000)
Warranty settlement and reclass (see below)	302,000	1,727,000
Balance at end of year	$15,200,000	15,968,000
On August 1, 2018, in connection with our adoption of ASC 606, $1,679,000 of accrued warranty obligations presented in the above table were reclassified to contract liabilities, as they represented deferred revenue related to service-type warranty performance obligations.

Our current accrued warranty obligations at July 31, 2020 and 2019 include $2,158,000 and $3,999,000, respectively, of warranty obligations for a small product line that we refer to as the TCS 911 call handling software solution. This solution was licensed to customers prior to our acquisition of TeleCommunication Systems, Inc. ("TCS").

In connection with our acquisitions of Solacom, the GD NG-911 business and CGC, during the fiscal year ended July 31, 2020 and 2019, we assumed warranty obligations related to certain contracts acquired. See Note (2) - "Acquisitions" for further information pertaining to these acquisitions.

(7) Prior Period Cost Reduction Actions

During the first quarter of fiscal 2019, we took steps to improve our future operating results and successfully consolidated our Government Solutions segment’s manufacturing facility located in Tampa, Florida with another facility that we maintain in Orlando, Florida. In doing so, during fiscal 2019, we recorded $1,373,000 of facility exit costs in selling, general and administrative expenses in our Consolidated Statements of Operations. As discussed further in Note (9) - "Leases," on August 1, 2019, we adopted Topic 842 and, as required by the new standard, reclassified $568,000 of estimated facility exit costs to the current portion of operating lease liabilities.

During the second quarter of fiscal 2019, we began an evaluation and repositioning of our public safety and location technologies solutions in order to focus on providing higher margin solution offerings. To-date, we have ceased offering certain solutions, have worked with customers to wind-down certain legacy contracts and have not renewed certain contracts. In connection with this evaluation and repositioning, we recorded estimated contract settlement costs of $444,000 and $6,351,000 for the fiscal years ended July 31, 2020 and 2019, respectively.

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

The proceeds of the Credit Facility were used, in part, to repay in full the outstanding borrowings under the Prior Credit Facility, and additional proceeds of the Credit Facility are expected to be used by us for working capital and other general corporate purposes. As of July 31, 2020, the amount outstanding under our Credit Facility was $149,500,000 which is reflected in the non-current portion of long-term debt on our Consolidated Balance Sheet. At July 31, 2020, we had $3,067,000 of standby letters of credit outstanding under our Credit Facility related to guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During the fiscal year ended July 31, 2020, we had outstanding balances under the Credit Facility ranging from $125,000,000 to $174,000,000.

As of July 31, 2020, total net deferred financing costs related to the Credit Facility were $2,391,000 and are being amortized over the term of our Credit Facility through October 31, 2023.

Interest expense related to our Credit Facility, including amortization of deferred financing costs, recorded during the fiscal years ended July 31, 2020, 2019 and 2018 was $5,905,000, $8,859,000 and $9,614,000, respectively. The amount for the fiscal year ended July 31, 2019 relates to both our Prior Credit Facility and our existing Credit Facility. Our blended interest rate approximated 3.87%, 5.25% and 5.40%, respectively, for fiscal 2020, 2019 and 2018.

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

As of July 31, 2020, our Secured Leverage Ratio was 1.99x TTM Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of July 31, 2020 was 14.40x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA. Given our expected future business performance, we anticipate maintaining compliance with the terms and financial covenants in our Credit Facility for the foreseeable future.

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

As discussed in Note (2) - "Acquisitions," in connection with the Merger Agreement with Gilat, we entered into the Gilat Acquisition Related Credit Facility, the exact terms of which are expected to be finalized upon completion of the Gilat acquisition, if it occurs. The Gilat Acquisition Related Credit Facility would replace our existing Credit Facility.

(9) Leases
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

On August 1, 2019, in connection with our adoption of Topic 842, we recognized $35,825,000 of operating lease right-of-use ("ROU") assets (net of a $3,023,000 deferred rent liability that existed as of August 1, 2019 under prior applicable GAAP) and $38,848,000 of related liabilities. Except for the recording of the ROU assets and lease liabilities on our Consolidated Balance Sheet, and the expanded disclosures about our leasing activities, our adoption did not have a material impact on our consolidated financial statements. Our adoption also did not result in any cumulative-effect adjustment to opening retained earnings.

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Certain of our facility lease agreements (which are classified as operating leases) contain rent holidays or rent escalation clauses. For rent holidays and rent escalation clauses during the lease term, we record rental expense on a straight-line basis over the term of the lease. As of July 31, 2020, none of our leases contained a residual value guarantee and covenants included in our lease agreements are customary for the types of facilities and equipment being leased.

The components of lease expense are as follows:

Fiscal Year Ended July 31, 2020
Finance lease expense:
Amortization of ROU assets	$175,000
Interest on lease liabilities	4,000
Operating lease expense	10,728,000
Short-term lease expense	3,045,000
Variable lease expense	4,033,000
Sublease income	(22,000)
Total lease expense	$17,963,000

Additional information related to leases is as follows:

Fiscal Year Ended July 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases - Operating cash outflows	$11,437,000
Finance leases - Operating cash outflows	4,000
Finance leases - Financing cash outflows	322,000
ROU assets obtained in the exchange for lease liabilities (non-cash):
Operating leases	$3,561,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following table is a reconciliation of future cash flows relating to operating and financing lease liabilities presented on our Consolidated Balance Sheet as of July 31, 2020:

	Operating	Finance	Total
Fiscal 2021	$9,373,000	$60,000	$9,433,000
Fiscal 2022	7,929,000	—	7,929,000
Fiscal 2023	6,251,000	—	6,251,000
Fiscal 2024	4,881,000	—	4,881,000
Fiscal 2025	4,215,000	—	4,215,000
Thereafter	2,798,000	—	2,798,000
Total future undiscounted cash flows	35,447,000	60,000	35,507,000
Less: Present value discount	3,091,000	3,000	3,094,000
Lease liabilities	$32,356,000	$57,000	$32,413,000

Weighted-average remaining lease terms (in years)	4.53	1.83
Weighted-average discount rate	4.04%	6.37%
We lease our Melville, New York production facility from a partnership controlled by our CEO and Chairman. Lease payments made during the fiscal year ended July 31, 2020 were $649,000. The current lease provides for our use of the premises as they exist through December 2021 with an option for an additional ten years. The annual rent of the facility for calendar year 2021 is $665,000 and is subject to customary adjustments. We have a right of first refusal in the event of a sale of the facility.

As of July 31, 2020, we do not have any rental commitments that have not commenced.

As we have not restated prior year information given our method of adopting the new standard, the following represents our future minimum lease payments for operating leases and capital leases as of July 31, 2019 under ASC Topic 840 and as reported in our Form 10-K filed with the SEC on September 24, 2019:

	Operating	Capital	Total
Fiscal 2020	$11,812,000	$789,000	$12,601,000
Fiscal 2021	8,723,000	—	8,723,000
Fiscal 2022	7,343,000	—	7,343,000
Fiscal 2023	5,776,000	—	5,776,000
Fiscal 2024	3,430,000	—	3,430,000
Thereafter	7,130,000	—	7,130,000
Total	$44,214,000	$789,000	$45,003,000
Less amount representing interest	*	32,000	32,000
Present value of net minimum lease payments	*	$757,000	$44,971,000

* Not applicable for operating leases

In September 2020, we signed a 15-year lease commencing in December 2020 for a facility in Chandler, Arizona to support our anticipated growth and long-term business goals for our satellite earth station product line. We anticipate that all existing Tempe, Arizona locations will be fully relocated to this new facility by February 2021.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10) Income Taxes

In December 2017, H.R.1, also known as the Tax Cuts and Jobs Act ("Tax Reform"), was enacted in the U.S. Tax Reform significantly lowered the amount of our current and future income tax expense primarily due to the reduction in the U.S. statutory income tax rate from 35.0% to 21.0%. This provision went into effect on January 1, 2018 and required us to remeasure our deferred tax assets and liabilities. In connection with Tax Reform, during fiscal 2018, we recorded a net discrete tax benefit of $11,792,000, primarily related to the remeasurement of deferred tax liabilities associated with non-deductible amortization related to intangible assets. This remeasurement was recorded pursuant to ASC 740 "Income Taxes" ("ASC 740") and SEC Staff Accounting Bulletin ("SAB") 118, using estimates based on reasonable and supportable assumptions and available information as of such reporting date. In the event the Internal Revenue Service ("IRS") issues clarifying or interpretive guidance related to Tax Reform, it may result in a change to our estimated income tax. Beginning in fiscal 2019, Tax Reform resulted in the loss of our ability to take the domestic production activities deduction, which has been repealed, and also resulted in lower tax deductions for certain executive compensation expenses.

For fiscal 2020 and 2019, we were subject to a U.S. statutory income tax rate of 21.0%. For fiscal 2018, we were subject to a 35.0% statutory income tax rate with respect to the period August 1, 2017 through December 31, 2017 and a 21.0% statutory income tax rate with respect to the period January 1, 2018 through July 31, 2018, or a blended U.S. statutory income tax rate for fiscal 2018 of approximately 27.0%. As such, our effective tax rate for accounting purposes in fiscal 2018, excluding discrete items, was 27.0%.

Income before provision for (benefit from) income taxes consists of the following:

	Fiscal Years Ended July 31,
	2020	2019	2018
U.S.	$7,226,000	28,813,000	22,243,000
Foreign	2,084,000	97,000	2,383,000
	$9,310,000	28,910,000	24,626,000

The provision for (benefit from) income taxes included in the accompanying Consolidated Statements of Operations consists of the following:

	Fiscal Years Ended July 31,
	2020	2019	2018
Federal – current	$1,053,000	(2,190,000)	367,000
Federal – deferred	721,000	4,782,000	(7,499,000)

State and local – current	1,137,000	1,715,000	440,000
State and local – deferred	(1,312,000)	(321,000)	1,115,000

Foreign – current	298,000	62,000	429,000
Foreign – deferred	393,000	(179,000)	5,000
Provision for (benefit from) income taxes	$2,290,000	3,869,000	(5,143,000)

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The provision for (benefit from) income taxes differed from the amounts computed by applying the U.S. Federal income tax rate as a result of the following:

	Fiscal Years Ended July 31,
	2020		2019		2018
	Amount	Rate	Amount	Rate	Amount	Rate
Computed "expected" tax expense	$1,955,000	21.0%	6,071,000	21.0%	6,615,000	27.0%
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal benefit	(278,000)	(3.0)	967,000	3.3	1,193,000	4.8
Stock-based compensation	308,000	3.3	(44,000)	(0.1)	(1,112,000)	(4.5)
Research and experimentation credits	(1,210,000)	(13.0)	(1,129,000)	(3.9)	(678,000)	(2.8)
Foreign-derived intangible income deduction	(162,000)	(1.7)	(632,000)	(2.2)	—	—
Nondeductible transaction costs	301,000	3.2	394,000	1.4	—	—
Nondeductible executive compensation	595,000	6.4	330,000	1.1	(22,000)	(0.1)
Fines and penalties	189,000	2.0	2,000	—	1,000	—
Audit settlements	1,000	—	(2,081,000)	(7.2)	—	—
Remeasurement of deferred taxes	(135,000)	(1.5)	—	—	(11,317,000)	(46.0)
Foreign income taxes	453,000	4.9	5,000	—	(221,000)	(0.9)
Other, net	273,000	3.0	(14,000)	—	398,000	1.5
Provision for (benefit from) income taxes	$2,290,000	24.6%	3,869,000	13.4%	(5,143,000)	(21.0)%

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at July 31, 2020 and 2019 are presented below:

	2020	2019
Deferred tax assets:
Inventory and warranty reserves	$5,786,000	7,318,000
Compensation and commissions	3,210,000	3,548,000
Contract liabilities	—	5,331,000
Federal, state and foreign research and experimentation credits	19,656,000	18,183,000
Stock-based compensation	4,955,000	5,817,000
Foreign scientific research and experimental development expenditures	1,765,000	1,689,000
Federal, state and foreign net operating losses	3,942,000	6,248,000
Lease liabilities	7,335,000	—
Other	6,600,000	9,012,000
Less: valuation allowance	(11,471,000)	(12,568,000)
Total deferred tax assets	41,778,000	44,578,000
Deferred tax liabilities:
Plant and equipment	(801,000)	(1,362,000)
Lease right-of-use assets	(7,080,000)	—
Intangibles	(50,368,000)	(54,612,000)
Total deferred tax liabilities	(58,249,000)	(55,974,000)
Net deferred tax liabilities	$(16,471,000)	(11,396,000)

At July 31, 2020, our net deferred tax liability of $16,471,000 includes $1,166,000 of foreign net deferred tax assets that were recorded as other assets, net in our Consolidated Balance Sheets. At July 31, 2019, our net deferred tax liability of $11,396,000 includes $1,085,000 of foreign net deferred tax assets that were recorded as other assets, net in our Consolidated Balance Sheets.

We provide for income taxes under the provisions of ASC 740 which requires an asset and liability based approach in accounting for income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of them will not be realized. If management determines that it is more likely than not that some or all of its deferred tax assets will not be realized, a valuation allowance will be recorded against such deferred tax assets.

At July 31, 2020, we had federal alternative minimum tax credit carryforwards of $506,000, which are available to offset future federal income taxes. We have federal research and experimentation credits of $9,566,000 that will begin to expire in 2028. The timing and manner in which we may utilize tax credits in future tax years will be limited by the amounts and timing of future taxable income and by the application of the ownership change rules under Section 383 of the Internal Revenue Code.

We have state net operating loss carryforwards available of $2,451,000 which expire through 2039, utilization of which will be limited by the amounts and timing of future taxable income and by the application of the ownership change rules under Section 382 of the Internal Revenue Code. We believe that it is more likely than not that the benefit from certain state net operating loss carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $2,409,000 on the deferred tax assets relating to these state net operating loss carryforwards. We have state research and experimentation credit carryforwards of $7,620,000 expiring through 2039. We believe that it is more likely than not that the benefit from certain state research and experimentation credits will not be realized. In recognition of this risk, we have provided a valuation allowance of $7,140,000 on the deferred tax assets relating to these state credits.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At July 31, 2020, we had foreign deferred tax assets relating to net operating loss carryforwards of $1,491,000. These losses were generated by Solacom prior to being acquired by Comtech and will begin to expire in 2024. We believe that it is more likely than not that a portion of these net operating loss carryforwards may not be realized. In recognition of this risk, we have provided a valuation allowance of $656,000 on the deferred tax assets relating to these net operating loss carryforwards. We have foreign deferred tax assets relating to research and experimentation credits of $2,471,000 that will begin to expire in 2020. We believe that it is more likely than not that the benefit from certain foreign research and experimentation credits may not be realized. In recognition of this risk, we have provided a valuation allowance of $586,000 on the deferred tax assets relating to foreign research and experimentation credits. Our foreign earnings and profits are insignificant and, as such, we have not recorded any deferred tax liability on unremitted foreign earnings.

We must generate $174,900,000 of taxable income in the future to fully utilize our net deferred tax assets as of July 31, 2020. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

At July 31, 2020 and 2019, total unrecognized tax benefits were $8,345,000 and $7,215,000, respectively, including interest of $75,000 and $12,000, respectively. At July 31, 2020 and 2019, $1,963,000 and 325,000, respectively, of our unrecognized tax benefits were recorded as non-current income taxes payable on our Consolidated Balance Sheets. The remaining unrecognized tax benefits of $6,382,000 and $6,890,000 at July 31, 2020 and 2019, respectively, were presented as an offset to the associated non-current deferred tax assets on our Consolidated Balance Sheets. Of the total unrecognized tax benefits, $7,700,000 and $6,670,000 at July 31, 2020 and 2019, respectively, net of the reversal of the federal benefit recognized as a deferred tax asset relating to state reserves, would favorably impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our consolidated financial statements. We do not expect that there will be any significant changes to our total unrecognized tax benefits within the next twelve months.

Our policy is to recognize potential interest and penalties relating to uncertain tax positions in income tax expense. The following table summarizes the activity related to our unrecognized tax benefits for fiscal years 2020, 2019 and 2018 (excluding interest):

	2020	2019	2018
Balance at beginning of period	$7,203,000	9,137,000	8,586,000
Increase related to current period	684,000	893,000	645,000
Increase related to prior periods	464,000	17,000	49,000
Expiration of statute of limitations	(73,000)	(394,000)	(81,000)
Decrease related to prior periods	(8,000)	(2,450,000)	(62,000)
Balance at end of period	$8,270,000	7,203,000	9,137,000

Our federal income tax returns for fiscal 2017 through 2019 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2016 are subject to audit. None of TCS' state income tax returns prior to calendar year 2015 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

As of July 31, 2020, the aggregate number of shares of common stock which may be issued, pursuant to the Plan, may not exceed 10,962,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and employee purchases under the ESPP with the issuance of new shares of our common stock.

As of July 31, 2020, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 9,174,926 shares (net of 4,248,147 expired and canceled awards), of which an aggregate of 6,753,327 have been exercised or settled.

As of July 31, 2020, the following stock-based awards, by award type, were outstanding:

July 31, 2020
Stock options	1,422,025
Performance shares	206,482
RSUs and restricted stock	450,407
Share units	342,685
Total	2,421,599

Our ESPP provides for the issuance of up to 1,050,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance. Through July 31, 2020, we have cumulatively issued 840,009 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Consolidated Statements of Operations:

	Fiscal Years Ended July 31,
	2020	2019	2018
Cost of sales	$823,000	1,047,000	758,000
Selling, general and administrative expenses	7,527,000	9,336,000	6,866,000
Research and development expenses	925,000	1,044,000	945,000
Stock-based compensation expense before income tax benefit	9,275,000	11,427,000	8,569,000
Estimated income tax benefit	(2,042,000)	(2,553,000)	(2,005,000)
Net stock-based compensation expense	$7,233,000	8,874,000	6,564,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At July 31, 2020, unrecognized stock-based compensation of $9,677,000, net of estimated forfeitures of $883,000, is expected to be recognized over a weighted average period of 3.2 years. Total stock-based compensation capitalized and included in ending inventory at both July 31, 2020 and 2019 was $48,000. There are no liability-classified stock-based awards outstanding as of July 31, 2020 or 2019.

    Stock-based compensation expense (benefit), by award type, is summarized as follows:

	Fiscal Years Ended July 31,
	2020	2019	2018
Stock options	$442,000	739,000	1,089,000
Performance shares	1,491,000	1,554,000	1,013,000
RSUs and restricted stock	2,543,000	2,149,000	1,458,000
ESPP	222,000	215,000	205,000
Share units	4,577,000	6,770,000	4,804,000
Stock-based compensation expense before income tax benefit	9,275,000	11,427,000	8,569,000
Estimated income tax benefit	(2,042,000)	(2,553,000)	(2,005,000)
Net stock-based compensation expense	$7,233,000	8,874,000	6,564,000

ESPP stock-based compensation expense primarily relates to the 15% discount offered to participants in the ESPP.

During the fiscal years ended July 31, 2020, 2019 and 2018 we recorded benefits of $310,000, $130,000 and $62,000 respectively, which primarily represents the recoupment of certain share units.

The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability on our Consolidated Balance Sheet as of July 31, 2020 and 2019. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Stock Options

The following table summarizes the Plan's activity:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2017	1,855,875	$28.60
Expired/canceled	(72,190)	27.58
Exercised	(114,710)	27.44
Outstanding at July 31, 2018	1,668,975	28.72
Expired/canceled	(32,490)	30.11
Exercised	(80,930)	28.18
Outstanding at July 31, 2019	1,555,555	28.72
Granted	327,100	17.88
Expired/canceled	(174,840)	29.06
Exercised	(285,790)	28.82
Outstanding at July 31, 2020	1,422,025	$26.17	4.51	$—

Exercisable at July 31, 2020	1,036,435	$28.73	2.80	$—

Vested and expected to vest at July 31, 2020	1,404,387	$26.25	4.46	$—

Stock options outstanding as of July 31, 2020 have exercise prices ranging from $17.88 - $33.94, representing the fair market value of our common stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years. The total intrinsic value relating to stock options exercised during the fiscal years ended July 31, 2020, 2019 and 2018 was $1,869,000, $576,000 and $469,000, respectively.

During fiscal 2020, 2019 and 2018, at the election of certain holders of vested stock options, 269,090, 72,830 and 101,610, respectively, of stock options were net settled upon exercise. As a result, 27,994, 9,345 and 8,706 shares of our common stock were issued during the fiscal years ended July 31, 2020, 2019 and 2018, respectively, net of shares retained to satisfy the exercise price and minimum statutory tax withholding requirements.

There were no stock options granted during fiscal 2019 and 2018. The estimated per-share weighted average grant-date fair value of stock options granted during fiscal 2020 was $5.52, which was determined using the Black-Scholes option pricing model, and included weighted average assumptions as follows: (i) expected dividend yield of 2.24%, (ii) expected volatility of 40.03%, (iii) risk-free interest rate of 0.54%, and (iv) expected life of 6.5 years.

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Performance Shares, RSUs, Restricted Stock and Share Unit Awards

The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2017	830,197	$16.95
Granted	473,005	22.45
Settled	(354,822)	17.66
Canceled/Forfeited	(129,942)	17.26
Outstanding at July 31, 2018	818,438	19.78
Granted	442,363	29.76
Settled	(275,619)	26.05
Canceled/Forfeited	(30,506)	25.52
Outstanding at July 31, 2019	954,676	22.40
Granted	560,361	19.93
Settled	(431,581)	22.02
Canceled/Forfeited	(83,882)	22.84
Outstanding at July 31, 2020	999,574	$21.15	$16,413,000

Vested at July 31, 2020	429,191	$16.22	$7,047,000

Vested and expected to vest at July 31, 2020	964,807	$21.10	$15,842,000

The total intrinsic value relating to fully-vested awards settled during the fiscal years ended July 31, 2020, 2019 and 2018 was $9,635,000, $8,772,000 and $10,473,000 respectively.

The performance shares granted to employees since fiscal 2014 principally vest over a three-year performance period, if pre-established performance goals are attained, or as specified pursuant to the Plan and related agreements. As of July 31, 2020, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level.

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

On July 31, 2020, 330,696 fully vested share units were granted to certain employees in lieu of fiscal 2020 non-equity incentive compensation. Also, on July 31, 2020, 223,739 fully vested share units (previously granted in lieu of fiscal 2019 non-equity incentive compensation) were settled by delivery of 81,507 shares of our common stock after reduction of share units retained to satisfy employees’ statutory tax withholding requirements. Cumulatively, through July 31, 2020, 658,583 share units granted have been settled.

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

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of settlement of the underlying award. During fiscal 2020, 2019 and 2018, we accrued $294,000, $327,000 and $300,000, respectively, of dividend equivalents (net of forfeitures) and paid out $288,000, $263,000 and $141,000, respectively. Accrued dividend equivalents were recorded as a reduction to retained earnings. As of July 31, 2020 and 2019, accrued dividend equivalents were $783,000 and $777,000, respectively.
With respect to the actual settlement of stock-based awards for income tax reporting, during the fiscal year ended July 31, 2020, we recorded an income tax expense of $224,000, and during the fiscal years ended July 31, 2019 and 2018 we recorded income tax benefits of $479,000 and $1,193,000 respectively. Such income tax expense generally relates to the reversal of deferred tax assets associated with expired and unexercised stock-based awards and any net income tax shortfalls upon settlement. Such income tax benefit generally relates to any net excess income tax benefits upon settlement.

Subsequent Events

In the first quarter of fiscal 2021, our Board of Directors authorized the issuance of stock-based awards with a total unrecognized compensation expense, net of estimated forfeitures, of approximately $6,140,000.

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Our CODM primarily uses a metric that we refer to as Adjusted EBITDA to measure an operating segment’s performance and to make decisions about resources to be allocated. Our Adjusted EBITDA metric for the Commercial Solutions and Government Solutions segments do not consider any allocation of indirect expense, or any of the following: income taxes, interest (income) and other, write-off of deferred financing costs, interest expense, amortization of stock-based compensation, amortization of intangible assets, depreciation expense, estimated contract settlement costs, settlement of intellectual property litigation, acquisition plan expenses or facility exit costs that relate to our Unallocated segment. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Any amounts shown in the Adjusted EBITDA calculation for our Commercial Solutions and Government Solutions segments are directly attributable to those segments. Our Adjusted EBITDA is also used by our management in assessing the Company's operating results. Although closely aligned, the Company's definition of Adjusted EBITDA is different than the Consolidated EBITDA (as such term is defined in our Credit Facility) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and, therefore, may not be comparable to similarly titled measures used by other companies.

Operating segment information, along with a reconciliation of segment net income (loss) and consolidated net income to Adjusted EBITDA is presented in the tables below:

	Fiscal Year Ended July 31, 2020
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$353,730,000	262,985,000	—	$616,715,000
Operating income (loss)	$34,820,000	19,988,000	(39,634,000)	$15,174,000

Net income (loss)	$34,414,000	20,232,000	(47,626,000)	$7,020,000
Provision for (benefit from) income taxes	410,000	(100,000)	1,980,000	2,290,000
Interest (income) and other	(31,000)	(169,000)	10,000	(190,000)
Interest expense	27,000	25,000	6,002,000	6,054,000
Amortization of stock-based compensation	—	—	9,275,000	9,275,000
Amortization of intangibles	17,325,000	4,270,000	—	21,595,000
Depreciation	8,347,000	1,446,000	768,000	10,561,000
Estimated contract settlement costs	444,000	—	—	444,000
Acquisition plan expenses	751,000	—	20,003,000	20,754,000
Adjusted EBITDA	$61,687,000	25,704,000	(9,588,000)	$77,803,000

Purchases of property, plant and equipment	$5,281,000	1,617,000	327,000	$7,225,000
Long-lived assets acquired in connection with acquisitions	$6,060,000	32,391,000	—	$38,451,000
Total assets at July 31, 2020	$647,964,000	232,052,000	49,631,000	$929,647,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

	Fiscal Year Ended July 31, 2019
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$357,293,000	314,504,000	—	$671,797,000
Operating income (loss)	$36,053,000	28,997,000	(23,643,000)	$41,407,000

Net income (loss)	$35,888,000	29,029,000	(39,876,000)	$25,041,000
Provision for income taxes	19,000	—	3,850,000	3,869,000
Interest (income) and other	75,000	(41,000)	1,000	35,000
Write-off of deferred financing costs	—	—	3,217,000	3,217,000
Interest expense	71,000	9,000	9,165,000	9,245,000
Amortization of stock-based compensation	—	—	11,427,000	11,427,000
Amortization of intangibles	14,944,000	3,376,000	—	18,320,000
Depreciation	9,265,000	1,891,000	771,000	11,927,000
Estimated contract settlement costs	6,351,000	—	—	6,351,000
Settlement of intellectual property litigation	—	—	(3,204,000)	(3,204,000)
Acquisition plan expenses	—	—	5,871,000	5,871,000
Facility exit costs	—	1,373,000	—	1,373,000
Adjusted EBITDA	$66,613,000	$35,637,000	$(8,778,000)	$93,472,000

Purchases of property, plant and equipment	$6,293,000	1,902,000	590,000	$8,785,000
Long-lived assets acquired in connection with acquisitions	$60,693,000	—	—	$60,693,000
Total assets at July 31, 2019	$662,580,000	186,438,000	38,693,000	$887,711,000

	Fiscal Year Ended July 31, 2018
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$345,076,000	225,513,000	—	$570,589,000
Operating income (loss)	$40,837,000	10,950,000	(16,712,000)	$35,075,000

Net income (loss)	$40,297,000	10,835,000	(21,363,000)	$29,769,000
Provision for (benefit from) income taxes	270,000	—	(5,413,000)	(5,143,000)
Interest (income) and other	151,000	112,000	(9,000)	254,000
Interest expense	119,000	3,000	10,073,000	10,195,000
Amortization of stock-based compensation	—	—	8,569,000	8,569,000
Amortization of intangibles	17,699,000	3,376,000	—	21,075,000
Depreciation	9,479,000	3,088,000	1,088,000	13,655,000
Adjusted EBITDA	$68,015,000	17,414,000	(7,055,000)	$78,374,000

Purchases of property, plant and equipment	$7,151,000	901,000	590,000	$8,642,000
Total assets at July 31, 2018	$610,166,000	195,924,000	39,067,000	$845,157,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Unallocated expenses result from corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs and also includes all of our amortization of stock-based compensation. During fiscal 2020 and 2019, we recorded $20,754,000 and $5,871,000 of acquisition plan expenses, respectively. These expenses were recorded primarily in our unallocated expenses. See Note (2) -"Acquisitions" for further information. In addition, offsetting unallocated expenses in fiscal 2019 is a $3,204,000 benefit as a result of a favorable ruling issued by the U.S. Court of Appeals for the Federal Circuit related to a legacy TCS intellectual property matter.

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

Intersegment sales in fiscal 2020, 2019 and 2018 by the Commercial Solutions segment to the Government Solutions segment were $9,837,000, $17,371,000 and $9,630,000, respectively. There were nominal sales by the Government Solutions segment to the Commercial Solutions segment for these fiscal periods. All intersegment sales are eliminated in consolidation and are excluded from the tables above.

Unallocated assets at July 31, 2020 consist principally of cash and cash equivalents, income taxes receivable, corporate property, plant and equipment and deferred financing costs. Substantially all of our long-lived assets are located in the U.S.

(13) Commitments and Contingencies

(a) Legal Proceedings and Other Matters

Gilat Litigation Matter
In July 2020, we commenced litigation in the Delaware Court of Chancery (the “Delaware Court”) seeking certain declaratory judgments, including a declaratory judgment that Gilat has suffered a Material Adverse Effect (as defined in the Merger Agreement) and that, as a result, we are not obligated to complete the acquisition of Gilat. The amended complaint also seeks a declaratory judgment that certain actions, if taken by Gilat, relating to Comtech’s application for Russian regulatory approval, would breach Gilat’s obligations under the Merger Agreement. Gilat subsequently sued in the Delaware Court for declaratory judgments, including that it has not suffered a Material Adverse Effect and that Comtech has not used reasonable best efforts to obtain Russian regulatory approval for the transaction. To-date, we incurred significant amounts of legal expenses and professional fees in connection with the litigation and a trial is scheduled for October 5, 2020. The Delaware Court has indicated that it intends to render a judgment prior to the October 29, 2020, the date that we or Gilat may terminate the Merger Agreement.

Lawsuit Against Competitor and Counter-Claims From A Former Employee
In March 2019, we filed a lawsuit against a former employee and her new employer arising from such former employee's violation of her obligation to TCS of confidentiality, non-competition and non-solicitation of customers. The former employee has responded with her own lawsuit against us. The ultimate resolution of this lawsuit is not expected to have any material negative impact on our consolidated results of operations or financial position.

Other Matters
On September 17, 2020 we reported that we reached an agreement with OFAC resolving a previously disclosed investigation pending since 2014. In October 2014, as previously disclosed in our SEC filings, we reported to OFAC following a self-assessment of our export transactions and the collection of further information that a shipment of modems sent to a Canadian customer by Comtech’s subsidiary, Comtech EF Data Corp., was incorporated into a communication system, the ultimate end user of which was the Sudan Civil Aviation Authority. The sales value of our equipment was approximately $288,000. At the time of shipment, OFAC regulations prohibited U.S. persons from doing business directly or indirectly with Sudan. Most of the U.S. sanctions related to Sudan were removed in 2017. After we reported the matter to OFAC, we responded to administrative subpoenas and OFAC initiated an investigation into the matter. Pursuant to the agreement, we will make a payment to OFAC of $894,000 and implement additional internal compliance commitments, a number of which were already in process. Additionally, we committed to creating a new position of Chief Trade Compliance Officer.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

In May 2018, we were informed by the Office of Export Enforcement ("OEE") of the Department of Commerce ("DoC") that it was forwarding to the OEE's Office of Chief Counsel, the results of its audit of international shipments by Comtech Xicom Technology, Inc. for further review and possible determination of an administrative penalty. We fully cooperated with the OEE in their audit and, based on our self-assessment of the approximately 7,800 individual transactions audited, have determined that six (6) transactions may not have been fully in compliance with the Export Administration Regulations ("EAR"). These six (6) items, for which export licenses were not obtained, were either spares or repaired power amplifier subassembly components valued at less than $100,000 (in aggregate) and were shipped to Brazil, Italy, Russia, Thailand and the United Arab Emirates. The EAR provides an exception to the requirement to obtain an export license for the replacement of a defective or damaged component. During our self-assessment, we determined that we inadvertently did not obtain export licenses for the spares or evidence of the return or destruction of the defective or damaged components necessary to authorize our use of the export license exception for the replacements. Since discovering this issue, we have implemented additional controls and procedures and have increased awareness of these specific export requirements throughout the Company to help avoid similar occurrences in the future. Administrative penalties under the EAR can range from a warning letter to a denial of export privileges. A civil monetary penalty not to exceed the amount set forth in the Export Administration Act ("EAA") may be imposed for each violation, and in the event that any provision of the EAR is continued by any other authority, the maximum monetary civil penalty for each violation shall be that provided by such other authority. Administrative penalties under the EAR are currently determined pursuant to the International Emergency Economic Powers Act ("IEEPA"), which can reach the greater of twice the amount of the transaction that is the basis of the violation or approximately $300,000 per violation. We continue to work cooperatively with the OEE and have entered a Tolling Agreement with DoC, which extended the statute of limitations in this matter through February 1, 2021.

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

(b) Employment Change of Control and Indemnification Agreements

We have an employment agreement with our CEO and Chairman. The employment agreement generally provides for an annual salary and bonus award. We have also entered into change of control agreements with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of our Company or termination of the employee.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(14) Goodwill

The following table represents goodwill by reportable operating segment, including the changes in the net carrying value of goodwill during the fiscal year ended July 31, 2020:

	Commercial Solutions	Government Solutions	Total
Balance as of July 31, 2019	$251,296,000	59,193,000	$310,489,000
Change related to Solacom acquisition	(420,000)	—	(420,000)
Change related to GD NG-911 acquisition	4,556,000	—	4,556,000
Change related to CGC acquisition	—	15,894,000	15,894,000
Balance as of July 31, 2020	$255,432,000	75,087,000	$330,519,000

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

On August 1, 2020 (the first day of our fiscal 2021), we performed our annual quantitative assessment using market participant assumptions to determine if the fair value of each of our reporting units with goodwill exceeded its carrying value. In making this assessment, we considered, among other things, expectations of projected net sales and cash flows, assumptions impacting the weighted average cost of capital, trends in trading multiples of comparable companies, changes in our stock price and changes in the carrying values of our reporting units with goodwill. We also considered overall business conditions.

In performing the quantitative assessment, we estimated the fair value of each of our reporting units using a combination of the income and market approaches. The income approach, also known as the discounted cash flow ("DCF") method, utilizes the present value of cash flows to estimate fair value. The future cash flows for our reporting units were projected based on our estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). For purposes of conducting our impairment analysis, we assumed revenue growth rates and cash flow projections that are below our actual long-term expectations. The discount rates used in our DCF method were based on a weighted-average cost of capital ("WACC") determined from relevant market comparisons, adjusted upward for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). A terminal value growth rate was applied to the final year of the projected period, which reflects our estimate of stable, perpetual growth. We then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach. Under the market approach, we estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization and factored in a control premium. Finally, we compared our estimates of fair values to our August 1, 2020 total public market capitalization and assessed implied control premiums based on our common stock price of $16.42 as of August 1, 2020.

Based on our quantitative evaluation, we determined that our Commercial Solutions and Government Solutions reporting units had estimated fair values in excess of their carrying values of at least 8.4% and 78.0%, respectively, and concluded that our goodwill was not impaired and that neither of our two reporting units was at risk of failing the quantitative assessment.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

It is possible that, during fiscal 2021 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, or our common stock price could decline further. Such deterioration could be caused by uncertainty about the severity and length of the COVID-19 pandemic, and its impact on global business activity.

A significant decline in our customers' spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a quantitative assessment during fiscal 2021 or beyond. If assumed net sales and cash flow projections are not achieved in future periods or our common stock price significantly declines from current levels, our Commercial Solutions and Government Solutions reporting units could be at risk of failing the quantitative assessment and goodwill assigned to the respective reporting units could be impaired.

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2021 (the start of our fiscal 2022). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

(15) Intangible Assets

Intangible assets with finite lives as of July 31, 2020 and 2019 are as follows:

	July 31, 2020
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.4	$286,058,000	79,534,000	$206,524,000
Technologies	14.0	99,349,000	65,398,000	33,951,000
Trademarks and other	16.6	32,826,000	15,282,000	17,544,000
Total		$418,233,000	160,214,000	$258,019,000

	July 31, 2019
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.5	$276,834,000	66,484,000	$210,350,000
Technologies	12.7	92,649,000	59,522,000	33,127,000
Trademarks and other	16.7	31,026,000	12,613,000	18,413,000
Total		$400,509,000	138,619,000	$261,890,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the fiscal years ended July 31, 2020, 2019 and 2018 was $21,595,000, $18,320,000 and $21,075,000, respectively.

The estimated amortization expense consists of the following for the fiscal years ending July 31:

2021	$21,276,000
2022	19,648,000
2023	19,648,000
2024	19,021,000
2025	18,918,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

We review net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. In light of the COVID-19 pandemic, during the fiscal year ended July 31, 2020, we evaluated whether our long-lived assets, including intangibles with finite lives, were impaired. Based on our assessment, we believe that the carrying values of our net intangible assets were recoverable as of July 31, 2020. However, if current poor business conditions further deteriorate, we may be required to record impairment losses, and or increase the amortization of intangibles in the future. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

(16) Stockholders’ Equity

Sale of Common Stock
In December 2018, we filed a $400,000,000 shelf registration statement with the SEC for the sale of various types of securities, including debt. The shelf registration was declared effective by the SEC as of December 14, 2018.  To-date, we have not issued any securities pursuant to our $400,000,000 shelf registration statement.

Stock Repurchase Program
As of July 31, 2020, we were authorized to repurchase up to an additional $8,664,000 of our common stock, pursuant to a $100,000,000 stock repurchase program. On September 29, 2020, our Board of Directors authorized a new $100,000,000 stock repurchase program, which replaced our prior program. The new $100,000,000 stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases made during the fiscal years ended July 31, 2020 or 2019.

Dividends
Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount that was established by our Board of Directors. On September 24, 2019, December 4, 2019, March 4, 2020 and June 3, 2020, our Board of Directors declared a dividend of $0.10 per common share, which were paid on November 15, 2019, February 14, 2020, May 15, 2020 and August 14, 2020, respectively.

On September 29, 2020, our Board of Directors declared a dividend of $0.10 per common share, payable on October 27, 2020 to stockholders of record at the close of business on October 14, 2020.

Future Common Stock dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17) Unaudited Quarterly Financial Data

The following is a summary of unaudited quarterly operating results:

Fiscal 2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$170,267,000	161,654,000	135,121,000	149,673,000	$616,715,000
Gross profit	63,567,000	60,602,000	53,001,000	49,663,000	226,833,000
Net income (loss)	6,388,000	3,495,000	(3,989,000)	1,126,000	7,020,000
Diluted income (loss) per share	0.26	0.14	(0.16)	0.04	0.28	*

Fiscal 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$160,844,000	164,133,000	170,448,000	176,372,000	$671,797,000
Gross profit	57,769,000	61,245,000	64,416,000	64,010,000	247,440,000
Net income	3,468,000	7,826,000	7,612,000	6,135,000	25,041,000
Diluted income per share	0.14	0.32	0.31	0.25	1.03	*

Fiscal 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$121,569,000	133,731,000	147,854,000	167,435,000	$570,589,000
Gross profit	47,716,000	50,801,000	62,436,000	62,988,000	223,941,000
Net (loss) income	(1,660,000)	15,761,000	8,210,000	7,458,000	29,769,000
Diluted (loss) income per share	(0.07)	0.66	0.34	0.31	1.24	*

* The per share information is computed independently for each quarter and the full year based on the respective weighted average number of common shares outstanding. Therefore, income per share information for the full fiscal year may not equal the total of the quarters within the year.

Schedule II
COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Fiscal Years Ended July 31, 2020, 2019 and 2018

Column A	Column B	Column C Additions				Column D		Column E
Description	Balance at beginning of period	Charged to cost and expenses		Charged to other accounts - describe		Transfers (deductions) - describe		Balance at end of period
Allowance for doubtful accounts receivable:
Year ended July 31,
2020	$1,867,000	45,000	(A)	—		(143,000)	(B)	$1,769,000
2019	1,761,000	1,136,000	(A)	—		(1,030,000)	(B)	1,867,000
2018	1,300,000	573,000	(A)	—		(112,000)	(B)	1,761,000

Inventory reserves:
Year ended July 31,
2020	$19,696,000	1,647,000	(C)	—		(2,267,000)	(D)	$19,076,000
2019	17,427,000	6,015,000	(C)	—		(3,746,000)	(D)	19,696,000
2018	16,019,000	5,628,000	(C)	—		(4,220,000)	(D)	17,427,000

Valuation allowance for deferred tax assets:
Year ended July 31,
2020	$12,568,000	750,000	(E)	—		(1,847,000)	(E)	$11,471,000
2019	11,854,000	58,000	(E)	656,000	(F)	—		12,568,000
2018	8,633,000	3,221,000	(E)	—		—		11,854,000

(A)Provision for doubtful accounts. The amount recorded in the fiscal year ended July 31, 2020 includes $476,000 of estimated contract settlement costs in connection with evaluation and repositioning of certain legacy customer contracts.
(B)Write-off of uncollectible receivables.
(C)Provision for excess and obsolete inventory.
(D)Write-off of inventory.
(E)Change in valuation allowance.
(F)Acquisition related valuation allowance charged to goodwill.

S - 1