Form 10-Q
period 2020-10-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2020-12-09
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2020

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
☐ Yes              ☒ No
As of December 4, 2020, the number of outstanding shares of Common Stock, par value $0.10 per share, of the registrant was 25,010,803 shares.

Index

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	October 31, 2020	July 31, 2020
Current assets:
Cash and cash equivalents	$32,468,000	47,878,000
Accounts receivable, net	132,070,000	126,816,000
Inventories, net	81,400,000	82,302,000
Prepaid expenses and other current assets	28,609,000	20,101,000
Total current assets	274,547,000	277,097,000
Property, plant and equipment, net	26,043,000	27,037,000
Operating lease right-of-use assets, net	28,340,000	30,033,000
Goodwill	331,487,000	330,519,000
Intangibles with finite lives, net	252,453,000	258,019,000
Deferred financing costs, net	2,207,000	2,391,000
Other assets, net	3,434,000	4,551,000
Total assets	$918,511,000	929,647,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,887,000	23,423,000
Accrued expenses and other current liabilities	89,911,000	85,161,000
Operating lease liabilities, current	8,055,000	8,247,000
Dividends payable	—	2,468,000
Contract liabilities	44,229,000	40,250,000
Interest payable	1,470,000	163,000
Total current liabilities	169,552,000	159,712,000
Non-current portion of long-term debt, net	217,000,000	149,500,000
Operating lease liabilities, non-current	22,561,000	24,109,000
Income taxes payable	2,147,000	1,963,000
Deferred tax liability, net	18,143,000	17,637,000
Long-term contract liabilities	9,891,000	9,596,000
Other liabilities	19,065,000	17,831,000
Total liabilities	458,359,000	380,348,000
Commitments and contingencies (See Note 18)
Stockholders’ equity:
Preferred stock, par value $0.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $0.10 per share; authorized 100,000,000 shares; issued 40,043,753 shares and 39,924,439 shares at October 31, 2020 and July 31, 2020, respectively	4,004,000	3,992,000
Additional paid-in capital	569,422,000	569,891,000
Retained earnings	328,575,000	417,265,000
	902,001,000	991,148,000
Less:
Treasury stock, at cost (15,033,317 shares at October 31, 2020 and July 31, 2020)	(441,849,000)	(441,849,000)
Total stockholders’ equity	460,152,000	549,299,000
Total liabilities and stockholders’ equity	$918,511,000	929,647,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended October 31,

	2020	2019
Net sales	$135,218,000	170,267,000
Cost of sales	85,010,000	106,700,000
Gross profit	50,208,000	63,567,000

Expenses:
Selling, general and administrative	27,540,000	31,851,000
Research and development	11,635,000	14,861,000
Amortization of intangibles	5,566,000	5,206,000
Acquisition plan expenses	91,183,000	2,389,000
	135,924,000	54,307,000

Operating (loss) income	(85,716,000)	9,260,000

Other expenses (income):
Interest expense	2,297,000	1,804,000
Interest (income) and other	66,000	(77,000)

(Loss) income before (benefit from) provision for income taxes	(88,079,000)	7,533,000
(Benefit from) provision for income taxes	(2,239,000)	1,145,000

Net (loss) income	$(85,840,000)	6,388,000

Net (loss) income per share:
Basic	$(3.39)	0.26
Diluted	$(3.39)	0.26

Weighted average number of common shares outstanding – basic	25,305,000	24,555,000

Weighted average number of common and common equivalent shares outstanding – diluted	25,305,000	24,737,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED OCTOBER 31, 2020 AND 2019
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2019	39,276,161	$3,928,000	$552,670,000	$420,333,000	15,033,317	$(441,849,000)	$535,082,000
Equity-classified stock award compensation	—	—	879,000	—	—	—	879,000
Proceeds from exercises of stock options	10,600	1,000	305,000	—	—	—	306,000
Proceeds from issuance of employee stock purchase plan shares	10,135	1,000	245,000	—	—	—	246,000
Issuance of restricted stock	21,510	2,000	(2,000)	—	—	—	—
Net settlement of stock-based awards	83,820	8,000	(2,781,000)	—	—	—	(2,773,000)
Cash dividends declared, net ($0.10 per share)	—	—	—	(2,428,000)	—	—	(2,428,000)
Accrual of dividend equivalents, net of reversal ($0.10 per share)	—	—	—	(56,000)	—	—	(56,000)
Net income	—	—	—	6,388,000	—	—	6,388,000
Balance as of October 31, 2019	39,402,226	$3,940,000	$551,316,000	$424,237,000	15,033,317	$(441,849,000)	$537,644,000

Balance as of July 31, 2020	39,924,439	3,992,000	569,891,000	417,265,000	15,033,317	(441,849,000)	549,299,000
Equity-classified stock award compensation	—	—	699,000	—	—	—	699,000
Proceeds from issuance of employee stock purchase plan shares	15,265	1,000	181,000	—	—	—	182,000
Issuance of restricted stock	35,975	4,000	(4,000)	—	—	—	—
Net settlement of stock-based awards	68,074	7,000	(1,345,000)	—	—	—	(1,338,000)
Cash dividends declared, net ($0.10 per share)	—	—	—	(2,493,000)	—	—	(2,493,000)
Accrual of dividend equivalents, net of reversal ($0.10 per share)	—	—	—	(142,000)	—	—	(142,000)
Adoption of current expected credit loss standard (see Note (3))	—	—	—	(215,000)	—	—	(215,000)
Net loss	—	—	—	(85,840,000)	—	—	(85,840,000)
Balance as of October 31, 2020	40,043,753	$4,004,000	$569,422,000	$328,575,000	15,033,317	$(441,849,000)	$460,152,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended October 31,

	2020	2019
Cash flows from operating activities:
Net (loss) income	$(85,840,000)	6,388,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	2,552,000	2,651,000
Amortization of intangible assets with finite lives	5,566,000	5,206,000
Amortization of stock-based compensation	699,000	879,000
Amortization of deferred financing costs	184,000	185,000
Estimated contract settlement costs	—	230,000
Changes in other liabilities	(1,033,000)	(1,033,000)
Provision for (benefit from) allowance for doubtful accounts	110,000	(343,000)
Provision for excess and obsolete inventory	1,003,000	373,000
Deferred income tax expense	816,000	2,286,000
Other	(225,000)	(3,000)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(5,784,000)	(15,947,000)
Inventories	(101,000)	2,656,000
Prepaid expenses and other current assets	(5,247,000)	930,000
Other assets	45,000	(44,000)
Accounts payable	1,133,000	4,299,000
Accrued expenses and other current liabilities	7,031,000	(1,095,000)
Contract liabilities	4,274,000	(822,000)
Other liabilities, non-current	2,358,000	3,000
Interest payable	1,307,000	(133,000)
Income taxes payable	(3,077,000)	(1,221,000)
Net cash (used in) provided by operating activities (See Note (2))	(74,229,000)	5,445,000
Cash flows from investing activities:
Purchases of property, plant and equipment	(890,000)	(1,250,000)
Net cash used in investing activities	(890,000)	(1,250,000)
Cash flows from financing activities:
Net borrowings of long-term debt under Credit Facility	67,500,000	4,000,000
Remittance of employees' statutory tax withholding for stock awards	(2,737,000)	(4,560,000)
Cash dividends paid	(5,236,000)	(2,692,000)
Repayment of principal amounts under finance lease liabilities	—	(198,000)
Proceeds from issuance of employee stock purchase plan shares	182,000	246,000
Proceeds from exercises of stock options	—	306,000
Net cash provided by (used in) financing activities	59,709,000	(2,898,000)
Net (decrease) increase in cash and cash equivalents	(15,410,000)	1,297,000
Cash and cash equivalents at beginning of period	47,878,000	45,576,000
Cash and cash equivalents at end of period	$32,468,000	46,873,000
See accompanying notes to condensed consolidated financial statements (Continued)

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three months ended October 31,

	2020	2019
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$786,000	1,701,000
Income taxes, net	$22,000	79,000

Non-cash investing and financing activities:
Reclass of finance lease right-of-use assets to property, plant and equipment	$—	295,000

Cash dividends declared but unpaid (including accrual of dividend equivalents)	$142,000	2,484,000

Accrued additions to property, plant and equipment	$1,489,000	692,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and its subsidiaries ("Comtech," "we," "us," or "our") as of and for the three months ended October 31, 2020 and 2019 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Our condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, filed with the Securities and Exchange Commission ("SEC"), for the fiscal year ended July 31, 2020 and the notes thereto contained in our Annual Report on Form 10-K, and all of our other filings with the SEC.

As disclosed in more detail in Note (14) - "Segment Information," we manage our business in two reportable segments: Commercial Solutions and Government Solutions.

Certain reclassifications have been made to previously reported condensed consolidated financial statements to conform to the current fiscal period presentation.

    Impact of Coronavirus Disease 2019 Pandemic ("COVID-19") on Our Business

Since March 2020, we have conducted most of our non-production related operations using remote working arrangements, curtailed most business travel, and have established social distancing safeguards. These precautions and business practices are expected to remain in effect so long as government advisories recommend. Additionally, we have experienced order delays, production delays, minor supply chain disruptions, lower levels of factory utilization and higher logistics and operational costs. Although the COVID-19 pandemic is by no means over and additional waves of COVID-19 could again alter the business landscape, we believe that the pandemic’s worst impact on our business is largely behind us. As the vaccine for COVID-19 becomes widely available, we believe that business conditions will improve. Our long-term fundamentals remain strong as we continue to believe we are well-positioned for growth as business conditions meaningfully improve.

(2)     Acquisitions
    CGC Technology Limited

On January 27, 2020, we completed the acquisition of CGC Technology Limited ("CGC"), a privately held company located in the United Kingdom, pursuant to the Share Purchase Agreement, dated as of January 27, 2020. CGC is a leading global provider of high precision full motion fixed and mobile X/Y satellite tracking antennas, reflectors, radomes and other ground station equipment. The acquisition of CGC brought established relationships with several top-tier European aerospace companies and other government entities, and we expect CGC to participate in the anticipated growth in the number of low Earth orbit ("LEO") and medium Earth orbit ("MEO") satellite constellations.

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

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in connection with the CGC acquisition:

	Purchase Price Allocation (1)	Measurement Period Adjustments	Purchase Price Allocation (as adjusted)
Payable in cash	$12,075,000	—	$12,075,000
Payable in common stock	11,575,000	—	11,575,000
Preliminary purchase price at fair value	$23,650,000	—	$23,650,000
Preliminary allocation of aggregate purchase price:
Cash and cash equivalents	$160,000	—	$160,000
Current assets	4,904,000	101,000	5,005,000
Property, plant and equipment	697,000	—	697,000
Operating lease assets	924,000	—	924,000
Deferred tax assets, non-current	470,000	—	470,000
Non-current assets	89,000	—	89,000
Contract liabilities	(6,890,000)	—	(6,890,000)
Accrued warranty obligations	(1,000,000)	—	(1,000,000)
Other current liabilities	(3,104,000)	—	(3,104,000)
Non-current liabilities	(1,327,000)	—	(1,327,000)
Net tangible liabilities at preliminary fair value	$(5,077,000)	101,000	$(4,976,000)
Identifiable intangibles, deferred taxes and goodwill:				Estimated Useful Lives
Technology	$6,700,000	—	$6,700,000	20 years
Customer relationships	8,100,000	—	8,100,000	17 years
Trade name	1,000,000	—	1,000,000	5 years
Deferred tax liabilities	(2,967,000)	(17,000)	(2,984,000)
Goodwill	15,894,000	(84,000)	15,810,000	Indefinite
Preliminary allocation of aggregate purchase price	$23,650,000	—	$23,650,000

(1) As reported in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The allocation of the preliminary purchase price shown in the above table was based upon a preliminary valuation and estimates and assumptions that are subject to change within the purchase price allocation period, generally one year from the acquisition date. As such, the preliminary purchase price for accounting purposes is subject to finalization. The primary areas of the purchase price allocation not yet finalized include the purchase price (due to potential indemnification obligations of the seller under the Share Purchase Agreement), a final assessment of assets acquired and liabilities assumed (including inventory, contract liabilities and warranty obligations), income taxes and residual goodwill.

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

Acquisition Plan Expenses

During the three months ended October 31, 2020 and 2019, we incurred $91,183,000 and $2,389,000, respectively, of acquisition plan expenses. For the more recent fiscal quarter, $88,343,000 related to the previously announced litigation and merger termination with Gilat Satellite Networks, LTD. ("Gilat"), including $70,000,000 paid in cash to Gilat. The remaining costs primarily related to the pending acquisition of UHP and GD NG-911 acquisition-related litigation. Additionally, we recorded $1,178,000 of incremental interest expense for ticking fees related to a now terminated financing commitment letter.

Cash Flow Presentation of $70,000,000 Merger Termination Fee

Because we did not complete the Gilat acquisition, we presented the $70,000,000 payment to Gilat made during the three months ended October 31, 2020 as a reduction to cash flows from operating activities for the current period rather than as a cash outflow stemming from investing activities.

(3)     Adoption of Accounting Standards and Updates

We are required to prepare our condensed consolidated financial statements in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") which is the source for all authoritative U.S. generally accepted accounting principles, which are commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs"). During the three months ended October 31, 2020, we adopted:

•FASB ASU No. 2016-13, which requires companies to utilize an impairment model (current expected credit loss ("CECL”)) for most financial assets measured at amortized cost and certain other financial instruments, which include, but are not limited to trade receivables and contract assets. This accounting standard replaced the incurred loss model with a model that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate those losses. On August 1, 2020, we adopted this ASU on a modified-retrospective basis and recorded a $215,000 decrease to opening retained earnings.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•FASB ASU No. 2018-13, which modifies the disclosure requirements for fair value measurements in Topic 820. On August 1, 2020, we adopted this ASU. Our adoption of this ASU did not have any impact on our condensed consolidated financial statements or disclosures.

•FASB ASU No. 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. On August 1, 2020, we adopted this ASU. Our adoption of this ASU did not have any impact on our condensed consolidated financial statements or disclosures.

•FASB ASU No. 2018-17, which requires entities to consider indirect interests held through related parties under common control on a proportional basis, rather than as the equivalent of a direct interest in its entirety, when determining whether a decision-making fee is a variable interest. On August 1, 2020, we adopted this ASU. Our adoption of this ASU did not have any impact on our condensed consolidated financial statements or disclosures.

•FASB ASU No. 2018-18, which clarifies when certain transactions between collaborative arrangement participants should be accounted for under ASC 606 and incorporates unit-of-account guidance consistent with ASC 606 to aid in this determination. The ASU also precludes entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. On August 1, 2020, we adopted this ASU. Our adoption of this ASU did not have any impact on our condensed consolidated financial statements or disclosures.

•FASB ASU No. 2019-08, which requires that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction of the transaction price is required to be measured based on the grant-date fair value of the share-based payment award. On August 1, 2020, we adopted this ASU. Our adoption of this ASU did not have any impact on our condensed consolidated financial statements or disclosures.

(4)     Revenue Recognition

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

	Three months ended October 31,
	2020	2019
United States
U.S. government	32.5%	40.8%
Domestic	41.9%	36.1%
Total United States	74.4%	76.9%

International	25.6%	23.1%
Total	100.0%	100.0%

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales are sales to Verizon Communications Inc. ("Verizon"), which accounted for 12.5% of consolidated net sales for the three months ended October 31, 2020. Except for the U.S. government, there were no customers that represented more than 10.0% of consolidated net sales during the three months ended October 31, 2019. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10.0% of consolidated net sales for the three months ended October 31, 2020 and 2019.

The following tables summarize our disaggregation of revenue consistent with information reviewed by our chief operating decision-maker ("CODM") for the three months ended October 31, 2020 and 2019. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors which impact our business:

	Three months ended October 31, 2020
	Commercial Solutions	Government Solutions	Total
Geographical region and customer type
U.S. government	$9,458,000	34,432,000	$43,890,000
Domestic	49,300,000	7,414,000	56,714,000
Total United States	58,758,000	41,846,000	100,604,000

International	23,044,000	11,570,000	34,614,000
Total	$81,802,000	53,416,000	$135,218,000
Contract type
Firm fixed-price	$80,988,000	32,656,000	$113,644,000
Cost reimbursable	814,000	20,760,000	21,574,000
Total	$81,802,000	53,416,000	$135,218,000
Transfer of control
Point in time	$29,671,000	23,031,000	$52,702,000
Over time	52,131,000	30,385,000	82,516,000
Total	$81,802,000	53,416,000	$135,218,000

	Three months ended October 31, 2019
	Commercial Solutions	Government Solutions	Total
Geographical region and customer type
U.S. government	$16,748,000	52,773,000	$69,521,000
Domestic	53,354,000	8,041,000	61,395,000
Total United States	70,102,000	60,814,000	130,916,000

International	24,212,000	15,139,000	39,351,000
Total	$94,314,000	75,953,000	$170,267,000
Contract type
Firm fixed-price	$92,548,000	50,724,000	$143,272,000
Cost reimbursable	1,766,000	25,229,000	26,995,000
Total	$94,314,000	75,953,000	$170,267,000
Transfer of control
Point in time	$37,723,000	37,786,000	$75,509,000
Over time	56,591,000	38,167,000	94,758,000
Total	$94,314,000	75,953,000	$170,267,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on our Condensed Consolidated Balance Sheet. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. For certain contracts with provisions that are intended to protect customers in the event we do not satisfy our performance obligations, billings occur subsequent to revenue recognition, resulting in unbilled receivables. Under ASC 606, unbilled receivables constitute contract assets. There were no material impairment losses recognized on contract assets during the three months ended October 31, 2020 and 2019, respectively. On large long-term contracts, and for contracts with international customers that do not do business with us regularly, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to-date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract. Under the typical payment terms for our contracts accounted for at a point in time, costs are accumulated in inventory until the time of billing, which generally coincides with revenue recognition. Of the contract liability balance at July 31, 2020 and July 31, 2019, $16,370,000 and $18,609,000 was recognized as revenue during the three months ended October 31, 2020 and 2019, respectively.

We recognize the incremental costs to obtain or fulfill a contract as an expense when incurred if the amortization period of the asset is one year or less. Incremental costs to obtain or fulfill contracts with an amortization period greater than one year were not material.

As commissions payable to our internal sales and marketing employees or contractors are contingent upon multiple factors, such commissions are not considered direct costs to obtain or fulfill a contract with a customer and are expensed as incurred in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations. As for commissions payable to our third-party sales representatives related to long-term contracts, we do consider these types of commissions both direct and incremental costs to obtain and fulfill such contracts. Therefore, such commissions are included in total estimated costs at completion for such contracts and expensed over time through cost of sales on our Condensed Consolidated Statements of Operations.

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under indefinite delivery / indefinite quantity ("IDIQ") contracts. As of October 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $605,464,000 (which represents the amount of our consolidated backlog). We estimate that a substantial portion of our remaining performance obligations at October 31, 2020 will be completed and recognized as revenue during the next twenty-four month period, with the rest thereafter. During the three months ended October 31, 2020, revenue recognized from performance obligations satisfied, or partially satisfied, in previous periods (for example due to changes in the transaction price) was not material.

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

As of October 31, 2020 and July 31, 2020, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

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

There were no repurchases of our common stock during the three months ended October 31, 2020 and 2019. See Note (17) - "Stockholders’ Equity" for more information.

Weighted average stock options, RSUs and restricted stock outstanding of 1,839,000 and 382,000 shares for the three months ended October 31, 2020 and 2019, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 232,000 and 197,000 weighted average performance shares outstanding for the three months ended October 31, 2020 and 2019, respectively, as the performance conditions have not yet been satisfied. However, net (loss) income (the numerator) for EPS calculations for each respective period, is reduced by the compensation expense related to these awards.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended October 31,
	2020	2019
Numerator:
Net (loss) income for basic calculation	$(85,840,000)	6,388,000
Numerator for diluted calculation	$(85,840,000)	6,388,000

Denominator:
Denominator for basic calculation	25,305,000	24,555,000
Effect of dilutive securities:
Stock-based awards	—	182,000
Denominator for diluted calculation	25,305,000	24,737,000
(7)     Accounts Receivable

Accounts receivable consist of the following at:

	October 31, 2020	July 31, 2020
Receivables from commercial and international customers	$64,461,000	67,109,000
Unbilled receivables from commercial and international customers	28,806,000	21,588,000
Receivables from the U.S. government and its agencies	37,345,000	32,870,000
Unbilled receivables from the U.S. government and its agencies	3,446,000	7,018,000
Total accounts receivable	134,058,000	128,585,000
Less allowance for doubtful accounts	1,988,000	1,769,000
Accounts receivable, net	$132,070,000	126,816,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unbilled receivables as of October 31, 2020 relate to contracts-in-progress for which revenue has been recognized, but for which we have not yet earned the right to bill the customer for work performed to-date. Under ASC 606, unbilled receivables constitute contract assets. Management estimates that substantially all amounts not yet billed at October 31, 2020 will be billed and collected within one year.

Allowance for doubtful accounts as of October 31, 2020 includes $215,000 recorded at August 1, 2020 as a result of our adoption of FASB ASU No. 2016-13, which is discussed in more detail in Note (3) - "Adoption of Accounting Standards and Updates."

As of October 31, 2020, the U.S. government (and its agencies) and Verizon represented 30.4% and 10.1%, respectively, of total accounts receivable. As of July 31, 2020, except for the U.S. government (and its agencies), which represented 31.0% of total accounts receivable, there were no other customers which accounted for greater than 10.0% of total accounts receivable.

(8)     Inventories

Inventories consist of the following at:

	October 31, 2020	July 31, 2020
Raw materials and components	$60,718,000	59,175,000
Work-in-process and finished goods	39,851,000	42,203,000
Total inventories	100,569,000	101,378,000
Less reserve for excess and obsolete inventories	19,169,000	19,076,000
Inventories, net	$81,400,000	82,302,000

As of October 31, 2020 and July 31, 2020, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $7,633,000 and $7,215,000, respectively, and the amount of inventory related to contracts from third-party commercial customers who outsource their manufacturing to us was $1,383,000 and $1,387,000, respectively.

(9)     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	October 31, 2020	July 31, 2020
Accrued wages and benefits	$19,613,000	20,857,000
Accrued contract costs	12,707,000	15,306,000
Accrued warranty obligations	16,196,000	15,200,000
Accrued legal costs	2,593,000	2,539,000
Accrued commissions and royalties	4,576,000	4,621,000
Accrued acquisition plan expenses	22,794,000	7,014,000
Other	11,432,000	19,624,000
Accrued expenses and other current liabilities	$89,911,000	85,161,000

Accrued contract costs represent direct and indirect costs on contracts as well as estimates of amounts owed for invoices not yet received from vendors or reflected in accounts payable.

Accrued warranty obligations as of October 31, 2020 relate to estimated liabilities for assurance type warranty coverage that we provide to our customers. We generally provide warranty coverage for some of our products for a period of at least one year from the date of delivery. We record a liability for estimated warranty expense based on historical claims, product failure rates, consideration of contractual obligations, future costs to resolve software issues and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accrued acquisition plan expenses as of October 31, 2020 and July 31, 2020 primarily relate to legal and professional fees for litigation settlement and merger termination with Gilat as well as legal expenses associated with a previously completed acquisition. See Note (2) - "Acquisitions" and Note (18) - "Legal Proceedings and Other Matters" for further discussion.

Changes in our accrued warranty obligations during the three months ended October 31, 2020 and 2019 were as follows:

	Three months ended October 31,
	2020	2019
Balance at beginning of period	$15,200,000	15,968,000
Provision for warranty obligations	1,845,000	989,000
Charges incurred	(849,000)	(1,191,000)
Reclassification from non-current liabilities	—	302,000
Balance at end of period	$16,196,000	16,068,000
Our current accrued warranty obligations at October 31, 2020 and July 31, 2020 include $1,856,000 and $2,158,000, respectively, of warranty obligations for a small product line that we refer to as the TCS 911 call handling software solution. This solution was licensed to customers prior to our acquisition of TeleCommunication Systems, Inc. ("TCS").

(10)     Credit Facility

On October 31, 2018, we entered into a First Amended and Restated Credit Agreement (the "Credit Facility") with a syndicate of lenders.

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

As of October 31, 2020, the amount outstanding under our Credit Facility was $217,000,000 which is reflected in the non-current portion of long-term debt on our Condensed Consolidated Balance Sheet. At October 31, 2020, we had $3,046,000 of standby letters of credit outstanding under our Credit Facility related to guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During the three months ended October 31, 2020, we had outstanding balances under the Credit Facility ranging from $125,000,000 to $217,000,000.

As of October 31, 2020, total net deferred financing costs related to the Credit Facility were $2,207,000 and are being amortized over the term of our Credit Facility through October 31, 2023.

Interest expense related to our Credit Facility, including amortization of deferred financing costs, recorded during the three months ended October 31, 2020 and 2019 was $1,111,000 and $1,753,000, respectively. Our blended interest rate approximated 2.70% and 4.70%, respectively, for the three months ended October 31, 2020 and 2019.

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

As of October 31, 2020, our Secured Leverage Ratio was 3.31x TTM Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of October 31, 2020 was 11.42x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA. Given our expected future business performance, we anticipate maintaining compliance with the terms and financial covenants in our Credit Facility for the foreseeable future.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(11)     Leases
Our leases historically relate to the leasing of facilities and equipment. In accordance with FASB ASC 842 - "Leases" ("ASC 842"), we determine at inception whether an arrangement is, or contains, a lease and whether the lease should be classified as an operating or a financing lease. At lease commencement, we recognize a right-of-use ("ROU") asset and lease liability based on the present value of the future lease payments over the estimated lease term. We have elected to not recognize a ROU asset or lease liability for any leases with terms of twelve months or less. Instead, for such short-term leases, we recognize lease expense on a straight-line basis over the lease term. Certain of our leases include options to extend the term of the lease or to terminate the lease early. When it is reasonably certain that we will exercise a renewal option or will not exercise a termination option, we include the impact of exercising or not exercising such option, respectively, in the estimate of the lease term. As our lease agreements do not explicitly state the discount rate implicit in the lease, we use our incremental borrowing rate ("IBR") on the commencement date to calculate the present value of future lease payments. Such IBR represents our estimated rate of interest to borrow on a collateralized basis over a term commensurate with the expected lease term.

Some of our leases include payments that are based on the Consumer Price Index ("CPI") or other similar indices. These variable lease payments are included in the calculation of the ROU asset and lease liability using the index as of the lease commencement date. Other variable lease payments, such as common area maintenance, property taxes, and usage-based amounts, are required by ASC 842 to be excluded from the ROU asset and lease liability and expensed as incurred. In addition to the present value of the future lease payments, the calculation of the ROU asset would also consider, to the extent applicable, any deferred rent upon adoption, lease pre-payments or initial direct costs of obtaining the lease (e.g., such as commissions).

For all classes of leased assets, we elected the practical expedient to not separate lease components (i.e., the actual item being leased, such as the facility or piece of equipment) from non-lease components (i.e., the distinct elements of a contract not related to securing the use of the leased asset, such as common area maintenance and consumable supplies).

Certain of our facility lease agreements (which are classified as operating leases) contain rent holidays or rent escalation clauses. For rent holidays and rent escalation clauses during the lease term, we record rental expense on a straight-line basis over the term of the lease. As of October 31, 2020, none of our leases contained a residual value guarantee and covenants included in our lease agreements are customary for the types of facilities and equipment being leased.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of lease expense are as follows:

	Three months ended October 31,
	2020	2019
Finance lease expense:
Amortization of ROU assets	$12,000	108,000
Interest on lease liabilities	1,000	2,000
Operating lease expense	2,488,000	2,637,000
Short-term lease expense	247,000	863,000
Variable lease expense	964,000	993,000
Sublease income	(17,000)	—
Total lease expense	$3,695,000	4,603,000

Additional information related to leases is as follows:

	Three months ended October 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases - Operating cash outflows	$2,543,000	2,843,000
Finance leases - Operating cash outflows	1,000	2,000
Finance leases - Financing cash outflows	12,000	198,000
ROU assets obtained in the exchange for lease liabilities (non-cash):
Operating leases	$478,000	598,000

The following table is a reconciliation of future cash flows relating to operating and financing lease liabilities presented on our Condensed Consolidated Balance Sheet as of October 31, 2020:

	Operating	Finance	Total
Remainder of fiscal 2021	$6,915,000	23,000	$6,938,000
Fiscal 2022	8,056,000	16,000	8,072,000
Fiscal 2023	6,327,000	5,000	6,332,000
Fiscal 2024	4,982,000	—	4,982,000
Fiscal 2025	4,319,000	—	4,319,000
Thereafter	2,807,000	—	2,807,000
Total future undiscounted cash flows	33,406,000	44,000	33,450,000
Less: Present value discount	2,790,000	2,000	2,792,000
Lease liabilities	$30,616,000	42,000	$30,658,000

Weighted-average remaining lease terms (in years)	4.39	2.00
Weighted-average discount rate	4.04%	6.34%

We lease our Melville, New York production facility from a partnership controlled by our CEO and Chairman. Lease payments made during the three months ended October 31, 2020 and 2019 were $163,000 and $160,000, respectively. The current lease provides for our use of the premises as they exist through December 2021 with an option for an additional ten years. The annual rent of the facility for calendar year 2021 is $665,000 and is subject to customary adjustments. We have a right of first refusal in the event of a sale of the facility.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In September 2020, we signed a 15-year lease commencing in December 2020 for a facility in Chandler, Arizona to support our anticipated growth and long-term business goals for our satellite earth station product line. We anticipate that all existing Tempe, Arizona locations will be fully relocated to this new facility in the second half of our fiscal 2021. In November 2020, we also signed a 10-year facility lease in the United Kingdom to expand our Government Solution segment's manufacturing capabilities for high precision full motion fixed and mobile X/Y satellite tracking antennas, RF feeds, reflectors and radomes. Amounts related to both leases are not reflected as either an operating lease right-of-use asset or the related operating lease liability in our Condensed Consolidated Balance Sheet as of October 31, 2020, as the related commitment has not commenced. There are no other rental commitments that have not commenced as of October 31, 2020.

(12)     Income Taxes

At October 31, 2020 and July 31, 2020, total unrecognized tax benefits were $8,531,000 and $8,345,000, respectively, including interest of $101,000 and $75,000, respectively. At October 31, 2020 and July 31, 2020, $2,147,000 and 1,963,000, respectively, of our unrecognized tax benefits were recorded as non-current income taxes payable on our Condensed Consolidated Balance Sheets. The remaining unrecognized tax benefits of $6,384,000 and $6,382,000 at October 31, 2020 and July 31, 2020, respectively, were presented as an offset to the associated non-current deferred tax assets on our Condensed Consolidated Balance Sheets. Of the total unrecognized tax benefits, $7,849,000 and $7,700,000 at October 31, 2020 and July 31, 2020, respectively, net of the reversal of the federal benefit recognized as a deferred tax asset relating to state reserves, would favorably impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our condensed consolidated financial statements. We do not expect that there will be any significant changes to our total unrecognized tax benefits within the next twelve months.

Our federal income tax returns for fiscal 2017 through 2019 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2016 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

(13)     Stock-Based Compensation

Overview

We issue stock-based awards to certain of our employees and our Board of Directors pursuant to our 2000 Stock Incentive Plan, as amended, (the "Plan") and our 2001 Employee Stock Purchase Plan (the "ESPP") and recognize related stock-based compensation in our condensed consolidated financial statements. The Plan provides for the granting to employees and consultants of Comtech (including prospective employees and consultants): (i) incentive and non-qualified stock options, (ii) restricted stock units ("RSUs"), (iii) RSUs with performance measures (which we refer to as "performance shares"), (iv) restricted stock, (v) stock units (reserved for issuance to non-employee directors) and share units (reserved for issuance to employees) (collectively, "share units") and (vi) stock appreciation rights ("SARs"), among other types of awards. Our non-employee directors are eligible to receive non-discretionary grants of stock-based awards, subject to certain limitations.

As of October 31, 2020, the aggregate number of shares of common stock which may be issued, pursuant to the Plan, may not exceed 10,962,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and employee purchases under the ESPP with the issuance of new shares of our common stock.

As of October 31, 2020, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 9,415,658 shares (net of 4,390,752 expired and canceled awards), of which an aggregate of 6,929,378 have been exercised or settled.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of October 31, 2020, the following stock-based awards, by award type, were outstanding:

October 31, 2020
Stock options	1,344,635
Performance shares	254,148
RSUs and restricted stock	599,975
Share units	287,522
Total	2,486,280

Our ESPP provides for the issuance of up to 1,050,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance. Through October 31, 2020, we have cumulatively issued 855,274 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended October 31,
	2020	2019
Cost of sales	$73,000	59,000
Selling, general and administrative expenses	542,000	743,000
Research and development expenses	84,000	77,000
Stock-based compensation expense before income tax benefit	699,000	879,000
Estimated income tax benefit	(144,000)	(189,000)
Net stock-based compensation expense	$555,000	690,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At October 31, 2020, unrecognized stock-based compensation of $14,244,000, net of estimated forfeitures of $989,000, is expected to be recognized over a weighted average period of 3.5 years. Total stock-based compensation capitalized and included in ending inventory at both October 31, 2020 and July 31, 2020 was $48,000. There are no liability-classified stock-based awards outstanding as of October 31, 2020 or July 31, 2020.

    Stock-based compensation expense (benefit), by award type, is summarized as follows:

	Three months ended October 31,
	2020	2019
Stock options	$120,000	82,000
Performance shares	222,000	352,000
RSUs and restricted stock	922,000	698,000
ESPP	51,000	57,000
Share units	(616,000)	(310,000)
Stock-based compensation expense before income tax benefit	699,000	879,000
Estimated income tax benefit	(144,000)	(189,000)
Net stock-based compensation expense	$555,000	690,000

ESPP stock-based compensation expense primarily relates to the 15% discount offered to participants in the ESPP.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability on our Condensed Consolidated Balance Sheet as of October 31, 2020 and July 31, 2020. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

Stock Options

The following table summarizes the Plan's activity:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2020	1,422,025	$26.17
Expired/canceled	(77,390)	29.90
Outstanding at October 31, 2020	1,344,635	$25.95	4.44	$—

Exercisable at October 31, 2020	1,011,335	$28.59	2.77	$—

Vested and expected to vest at October 31, 2020	1,330,173	$26.04	4.39	$—

Stock options outstanding as of October 31, 2020 have exercise prices ranging from $17.88 - $33.94, representing the fair market value of our common stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years.

Performance Shares, RSUs, Restricted Stock and Share Unit Awards

The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2020	999,574	$21.15
Granted	383,337	16.67
Settled	(176,051)	20.47
Canceled/Forfeited	(65,215)	16.16
Outstanding at October 31, 2020	1,141,645	$20.03	$16,439,684

Vested at October 31, 2020	396,254	$16.61	$5,706,054

Vested and expected to vest at October 31, 2020	1,098,098	$20.00	$15,812,607

The total intrinsic value relating to fully-vested awards settled during the three months ended October 31, 2020 and 2019 was $2,896,000 and $5,806,000, respectively.

The performance shares granted to employees since fiscal 2014 principally vest over a three-year performance period, if pre-established performance goals are attained, or as specified pursuant to the Plan and related agreements. As of October 31, 2020, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level.

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

Share units granted prior to July 31, 2017 were vested when issued and are convertible into shares of our common stock, generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain circumstances. Share units granted on or after July 31, 2017 were granted to certain employees in lieu of non-equity incentive compensation and are convertible into shares of our common stock on the one-year anniversary of the respective grant date. Cumulatively, through October 31, 2020, 672,085 share units granted have been settled.

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

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of settlement of the underlying award. During the three months ended October 31, 2020 and 2019, we accrued $142,000 and $56,000, respectively, of dividend equivalents (net of forfeitures) and paid out $275,000 and $285,000, respectively. Accrued dividend equivalents were recorded as a reduction to retained earnings. As of October 31, 2020 and July 31, 2020, accrued dividend equivalents were $650,000 and $783,000, respectively.

With respect to the actual settlement of stock-based awards for income tax reporting, during the three months ended October 31, 2020 and 2019, we recorded an income tax expense of $199,000 and an income tax benefit of $612,000, respectively.

(14)     Segment Information

Reportable operating segments are determined based on Comtech’s management approach. The management approach, as defined by FASB ASC 280 - "Segment Reporting" is based on the way that the CODM organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. Our CODM, for purposes of FASB ASC 280, is our Chief Executive Officer.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our CODM primarily uses a metric that we refer to as Adjusted EBITDA to measure an operating segment’s performance and to make decisions about resources to be allocated. Our Adjusted EBITDA metric for the Commercial Solutions and Government Solutions segments do not consider any allocation of indirect expense, or any of the following: income taxes, interest (income) and other, write-off of deferred financing costs, interest expense, amortization of stock-based compensation, amortization of intangible assets, depreciation expense, estimated contract settlement costs, settlement of intellectual property litigation, acquisition plan expenses, facility exit costs, strategic alternatives analysis expenses and other that relate to our Unallocated segment. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Any amounts shown in the Adjusted EBITDA calculation for our Commercial Solutions and Government Solutions segments are directly attributable to those segments. Our Adjusted EBITDA is also used by our management in assessing the Company's operating results. Although closely aligned, the Company's definition of Adjusted EBITDA is different than the Consolidated EBITDA (as such term is defined in our Credit Facility) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and, therefore, may not be comparable to similarly titled measures used by other companies.

Operating segment information, along with a reconciliation of segment net income and consolidated net (loss) income to Adjusted EBITDA is presented in the tables below:

	Three months ended October 31, 2020
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$81,802,000	53,416,000	—	$135,218,000
Operating income (loss)	$8,750,000	2,585,000	(97,051,000)	$(85,716,000)

Net income (loss)	$8,315,000	2,691,000	(96,846,000)	$(85,840,000)
Provision for (benefit from) income taxes	339,000	(126,000)	(2,452,000)	(2,239,000)
Interest (income) and other	96,000	(40,000)	10,000	66,000
Interest expense	—	60,000	2,237,000	2,297,000
Amortization of stock-based compensation	—	—	699,000	699,000
Amortization of intangibles	4,287,000	1,279,000	—	5,566,000
Depreciation	1,996,000	403,000	153,000	2,552,000
Acquisition plan expenses	(1,052,000)	—	92,235,000	91,183,000
Adjusted EBITDA	$13,981,000	4,267,000	(3,964,000)	$14,284,000
Purchases of property, plant and equipment	$389,000	421,000	80,000	$890,000
Total assets at October 31, 2020	$646,264,000	238,172,000	34,075,000	$918,511,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended October 31, 2019
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$94,314,000	75,953,000	—	$170,267,000
Operating income (loss)	$9,841,000	7,083,000	(7,664,000)	$9,260,000

Net income (loss)	$9,867,000	7,095,000	(10,574,000)	$6,388,000
Provision for income taxes	13,000	—	1,132,000	1,145,000
Interest (income) and other	(47,000)	(13,000)	(17,000)	(77,000)
Interest expense	8,000	1,000	1,795,000	1,804,000
Amortization of stock-based compensation	—	—	879,000	879,000
Amortization of intangibles	4,362,000	844,000	—	5,206,000
Depreciation	2,196,000	313,000	142,000	2,651,000
Estimated contract settlement costs	230,000	—	—	230,000
Acquisition plan expenses	—	—	2,389,000	2,389,000
Adjusted EBITDA	$16,629,000	$8,240,000	$(4,254,000)	$20,615,000
Purchases of property, plant and equipment	$1,000,000	224,000	26,000	$1,250,000
Total assets at October 31, 2019	$675,344,000	211,125,000	44,553,000	$931,022,000

Unallocated expenses result from corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs and also includes all of our amortization of stock-based compensation. During the three months ended October 31, 2020 and 2019, we recorded $91,183,000 and $2,389,000 of acquisition plan expenses, respectively, all of which were recorded in our unallocated expenses. See Note (2) - "Acquisitions" for further information.

Interest expense in the tables above primarily relates to our Credit Facility, and includes the amortization of deferred financing costs. See Note (10) - "Credit Facility" for further discussion. In addition, interest expense for the three months ended October 31, 2020 includes $1,178,000 of incremental interest expense for ticking fees related to a now terminated financing commitment letter, as discussed in more detail in Note (2) - "Acquisitions." There were no such charges recorded in the three months ended October 31, 2019.

Intersegment sales for the three months ended October 31, 2020 and 2019 by the Commercial Solutions segment to the Government Solutions segment were $851,000 and $1,899,000, respectively. There were nominal sales by the Government Solutions segment to the Commercial Solutions segment for these periods. All intersegment sales are eliminated in consolidation and are excluded from the tables above.

Unallocated assets at October 31, 2020 consist principally of cash and cash equivalents, income taxes receivable, corporate property, plant and equipment and deferred financing costs. Substantially all of our long-lived assets are located in the U.S.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(15)     Goodwill

The following table represents goodwill by reportable operating segment, including the changes in the net carrying value of goodwill during the three months ended October 31, 2020:

	Commercial Solutions	Government Solutions	Total
Balance as of July 31, 2020	$255,432,000	75,087,000	$330,519,000
Change related to CGC acquisition	—	(84,000)	(84,000)
Change related to Solacom Technologies Inc. ("Solacom")	1,052,000	—	1,052,000
Balance as of October 31, 2020	$256,484,000	75,003,000	$331,487,000

As discussed further in Note (2) - "Acquisitions," the goodwill resulting from the acquisition of CGC was based upon a preliminary valuation and estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the acquisition date). Also, during the three months ended October 31, 2020, we recorded an adjustment to Solacom's goodwill to correct an immaterial item.
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

(16)     Intangible Assets

Intangible assets with finite lives are as follows:

	October 31, 2020
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.4	$286,058,000	82,845,000	$203,213,000
Technologies	14.0	99,349,000	66,908,000	32,441,000
Trademarks and other	16.6	32,826,000	16,027,000	16,799,000
Total		$418,233,000	165,780,000	$252,453,000

	July 31, 2020
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.4	$286,058,000	79,534,000	$206,524,000
Technologies	14.0	99,349,000	65,398,000	33,951,000
Trademarks and other	16.6	32,826,000	15,282,000	17,544,000
Total		$418,233,000	160,214,000	$258,019,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the three months ended October 31, 2020 and 2019 was $5,566,000 and $5,206,000, respectively.

The estimated amortization expense consists of the following for the fiscal years ending July 31:

2021	$21,116,000
2022	19,648,000
2023	19,648,000
2024	19,021,000
2025	18,918,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We review net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. Based on our last assessment, we believe that the carrying values of our net intangible assets were recoverable as of October 31, 2020. However, if current poor business conditions further deteriorate, we may be required to record impairment losses, and or increase the amortization of intangibles in the future. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

(17)     Stockholders’ Equity

Sale of Common Stock
In December 2018, we filed a $400,000,000 shelf registration statement with the SEC for the sale of various types of securities, including debt. The shelf registration was declared effective by the SEC as of December 14, 2018. To-date, we have not issued any securities pursuant to our $400,000,000 shelf registration statement.

Stock Repurchase Program
On September 29, 2020, our Board of Directors authorized a new $100,000,000 stock repurchase program, which replaced our prior program. The new $100,000,000 stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases made during the three months ended October 31, 2020 or 2019.

Dividends
Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount that was established by our Board of Directors. On September 29, 2020, our Board of Directors declared a dividend of $0.10 per common share, which was paid on October 27, 2020.

On December 9, 2020, our Board of Directors declared a dividend of $0.10 per common share, payable on February 19, 2021 to stockholders of record at the close of business on January 20, 2021.

Future dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval.

(18)    Legal Proceedings and Other Matters

GD NG-911 Acquisition-Related Litigation
In April 2019, we completed the acquisition of a state and local government NG-911 business (the “GD NG-911 business”) from General Dynamics Information Technology, Inc. (“GDIT”). During negotiations preceding such acquisition, we learned that a TeleCommunication Systems Inc. employee, who we had terminated for cause in April 2018 was violating her one-year non-competition obligations. Amongst other things, this former employee began working for a competitor, Motorola Solutions, Inc. ("Motorola") and we believe she interfered with our negotiations with GDIT, as well as improperly soliciting our customers. Consequently, in March 2019, we filed a lawsuit against this former employee and her new employer. Only after we filed a lawsuit against the former employee and Motorola, did the former employee respond with her own lawsuit against us for alleged discrimination and alleged breach of her employment agreement as a result of a wrongful termination. During the first quarter of fiscal 2021, we devoted significant efforts to litigate both cases and spent several million dollars related to these matters. These cases have been consolidated for purposes of a trial which is now set to commence in February 2021. As such, we anticipate spending several million dollars of legal and professional fees in our second quarter of fiscal 2021. We believe we have meritorious claims against this former employee and her new employer. Additionally, as we believe the claims made against us are without merit, we intend to vigorously defend ourselves in these matters and pursue our own damages claims valued at several million dollars. The ultimate resolution of this litigation is not expected to have any material negative impact on our consolidated results of operations or financial position.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Matters
In May 2018, we were informed by the Office of Export Enforcement ("OEE") of the Department of Commerce ("DoC") that it was forwarding to the OEE's Office of Chief Counsel, the results of its audit of international shipments by Comtech Xicom Technology, Inc. ("Xicom") for further review and possible determination of an administrative penalty. We fully cooperated with the OEE in their audit and, based on our self-assessment of approximately 7,800 individual transactions audited, have determined that six (6) transactions may not have been fully in compliance with the Export Administration Regulations ("EAR"). These six (6) transactions, for which export licenses were not obtained, were either spares or repaired power amplifier subassembly components valued at approximately $230,000 (in aggregate) and were shipped to Brazil, Italy, Russia, Thailand and the United Arab Emirates. Since discovering this issue, we have implemented additional controls and procedures and have increased awareness of these specific export requirements throughout the Company to help avoid similar occurrences in the future. Administrative penalties under the EAR can range from a warning letter to a denial of export privileges. A civil monetary penalty not to exceed the amount set forth in the Export Administration Act ("EAA") may be imposed for each violation, and in the event that any provision of the EAR is continued by any other authority, the maximum monetary civil penalty for each violation shall be that provided by such other authority. Administrative penalties under the EAR are currently determined pursuant to the International Emergency Economic Powers Act ("IEEPA"), which can reach the greater of twice the amount of the transaction that is the basis of the violation or approximately $300,000 per violation. We continue to work cooperatively with the OEE and Xicom entered a Tolling Agreement with DoC, which extended the statute of limitations in this matter through February 1, 2021.

On September 17, 2020, we reached an agreement with OFAC resolving a previously disclosed investigation pending since 2014. Pursuant to the agreement, we made a payment to OFAC of $894,000 and agreed to implement enhancements to our trade compliance controls and hire a Chief Trade Compliance Officer which occurred in September 2020.

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
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, potential transactions, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include, among other things: the risk that the acquisition of UHP Networks Inc. and its sister company (together, "UHP") may not be consummated for reasons including that the conditions precedent to the completion of this acquisition may not be satisfied or the occurrence of any event, change or circumstance could give rise to the termination of the agreement; the risk that the regulatory approval related to UHP will not be obtained; the possibility that the expected synergies from recent or pending acquisitions will not be fully realized, or will not be realized within the anticipated time periods; the risk that acquired businesses will not be integrated with Comtech successfully; the possibility of disruption from recent or pending acquisitions, making it more difficult to maintain business and operational relationships or retain key personnel; the risk that Comtech will be unsuccessful in implementing a tactical shift in its Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for its niche products with higher margins; the nature and timing of our receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements, including the risks associated with expanding sales of Comtech's HeightsTM Network Platform ("HEIGHTS"); changing customer demands and or procurement strategies; changes in prevailing economic and political conditions; changes in the price of oil in global markets; changes in foreign currency exchange rates; risks associated with Comtech's legal proceedings, customer claims for indemnification, and other similar matters; risks associated with our obligations under our Credit Facility; risks associated with our large contracts; risks associated with the COVID-19 pandemic; and other factors described in this and our other filings with the Securities and Exchange Commission ("SEC").

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

We manage our business through two reportable operating segments:

•Commercial Solutions - offers satellite ground station technologies (such as modems and amplifiers), public safety and location technologies (such as 911 call routing, 911 call handling and mapping solutions) to commercial customers and smaller government customers, such as state and local governments. This segment also serves certain large government customers (including the U.S. government) that have requirements for off-the-shelf commercial equipment.

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

Index

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

As commissions payable to our internal sales and marketing employees or contractors are contingent upon multiple factors, such commissions are not considered direct costs to obtain or fulfill a contract with a customer and are expensed as incurred in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations. As for commissions payable to our third-party sales representatives related to long-term contracts, we do consider these types of commissions both direct and incremental costs to obtain and fulfill such contracts. Therefore, such types of commissions are included in total estimated costs at completion for such contracts and expensed over time through cost of sales on our Condensed Consolidated Statements of Operations.

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under indefinite delivery / indefinite quantity ("IDIQ") contracts.

Impairment of Goodwill and Other Intangible Assets. As of October 31, 2020, total goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $331.5 million (of which $256.5 million relates to our Commercial Solutions segment and $75.0 million relates to our Government Solutions segment). Additionally, as of October 31, 2020, net intangibles recorded on our Condensed Consolidated Balance Sheet aggregated $252.5 million (of which $203.8 million relates to our Commercial Solutions segment and $48.7 million relates to our Government Solutions segment). Each of our two operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

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

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2021 (the start of our fiscal 2022). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangible assets with finite lives when an event occurs indicating the potential for impairment. We believe that the carrying values of our net intangible assets were recoverable as of October 31, 2020. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

Index
Significant judgment is required in determining income tax provisions and tax positions. We may be challenged upon review by the applicable taxing authority and positions taken by us may not be sustained. We recognize all or a portion of the benefit of income tax positions only when we have made a determination that it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position and other factors. For tax positions that are determined as more likely than not to be sustained upon examination, the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The development of valuation allowances for deferred tax assets and reserves for income tax positions requires consideration of timing and judgments about future taxable income, tax issues and potential outcomes, and are subjective critical estimates. A portion of our deferred tax assets consist of federal research and experimentation tax credit carryforwards, some of which was acquired in connection with our acquisition of TCS. No valuation allowance has been established on these deferred tax assets based on our evaluation that our ability to realize such assets has met the criteria of "more likely than not." We continuously evaluate additional facts representing positive and negative evidence in determining our ability to realize these deferred tax assets. In certain circumstances, the ultimate outcome of exposures and risks involves significant uncertainties. If actual outcomes differ materially from these estimates, they could have a material impact on our results of operations and financial condition.

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

Index
Impact of COVID-19 and Business Outlook for Fiscal 2021

Despite the second wave of the COVID-19 pandemic, fiscal 2021 is off to a good start, as our net sales and Adjusted EBITDA exceeded our expectations. During the first quarter of fiscal 2021, we generated consolidated:

•Net sales of $135.2 million;

•GAAP operating loss of $85.7 million, or Non-GAAP operating income of $5.5 million when excluding $91.2 million of acquisition plan expenses;

•GAAP net loss of $85.8 million, or Non-GAAP net income of $3.7 million when excluding acquisition plan expenses of $88.3 million (net of tax), incremental interest expense associated with ticking fees of $1.0 million (net of tax) and a net discrete tax expense of $0.2 million;

•Net cash used in operating activities of $74.2 million; and

•Adjusted EBITDA (a Non-GAAP financial measure discussed below) of $14.3 million.

We achieved a consolidated book-to-bill ratio (a measure defined as bookings divided by net sales) of 0.91 and finished the first quarter with consolidated backlog of $605.5 million. Our backlog (sometimes referred to herein as orders or bookings) is more fully defined in our most recent Annual Report on Form 10-K filed with SEC and the total value of multi-year contracts that we have received is substantially higher than our reported backlog.

As of October 31, 2020, our cash and cash equivalents were $32.5 million and our total debt outstanding was $217.0 million.

Our second quarter of fiscal 2021 has started off strong. As announced on November 23, 2020, we were awarded a statewide contract valued at up to $175.1 million to design, deploy, and operate NG-911 services for the Commonwealth of Pennsylvania. Our pipeline remains strong and if business momentum continues, we would anticipate a book-to-bill ratio in excess of 1.0 for fiscal 2021. Nevertheless, COVID-19 is still impacting our business and we are seeing increased spikes of COVID-19 in almost all of the geographic areas in which we operate. As such, we continue to conduct most of our non-production related operations using remote working arrangements, have curtailed most business travel, and have established social distancing safeguards. These precautions and business practices are expected to remain in effect so long as government advisories recommend. Additionally, we have experienced order delays, production delays, minor supply chain disruptions, lower levels of factory utilization and higher logistics and operational costs. Although the COVID-19 pandemic is by no means over and additional waves of COVID-19 could again alter the business landscape, we believe that the pandemic’s worst impact on our business is largely behind us. As the vaccine for COVID-19 becomes widely available, we believe that business conditions will improve.

With our diversified customer base, product leadership positions and mounting prospects, we still expect that consolidated net sales in fiscal 2021 will be higher than the amount we achieved in fiscal 2020. Given overall mix changes and increased costs associated with operating our business during the COVID-19 pandemic, we now expect Adjusted EBITDA in fiscal 2021 to be similar to the amounts we achieved in fiscal 2020. Our long-term fundamentals remain strong as we continue to believe we are well-positioned for growth as business conditions meaningfully improve. Because the amount of acquisition plan expenses remains largely unpredictable and given the pandemic's continued impact on global business conditions, we are not providing any GAAP operating income, GAAP net income or GAAP EPS guidance or a reconciliation of our projected results to the most comparable GAAP measure, as such a reconciliation cannot be prepared without unreasonable effort. For the same reasons, we are unable to address the probable significance of the unavailable information, which could be material to future results.

Our Business Outlook for Fiscal 2021 does not consider the financial impact of the pending UHP acquisition or other expenses related to future actions we may take in order to achieve our strategic objectives. The UHP acquisition is discussed in the below section entitled “Acquisition Plan Update.” Additionally, during the remainder of fiscal 2021, we expect to shift production of many of our key satellite earth station products from our existing Tempe, Arizona locations to a new 146,000 square foot facility in Chandler, Arizona. This new facility, which is located less than 10 miles from our current facilities, is expected to support our anticipated growth and long-term business goals for our satellite earth station product line. In November 2020, we also signed a 10-year facility lease in the United Kingdom to expand our Government Solutions segment's manufacturing capabilities for high precision full motion fixed and mobile X/Y satellite tracking antennas, RF feeds, reflectors and radomes. In connection with these new leases, we expect to incur restructuring costs of approximately $2.0 million in fiscal 2021, the majority of which are expected to be recorded as cost of sales.

Index
On December 9, 2020, our Board of Directors declared a dividend of $0.10 per common share, payable on February 19, 2021 to stockholders of record at the close of business on January 20, 2021. Future Common Stock dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval.

Additional information related to our Business Outlook for Fiscal 2021 and a definition and explanation of Adjusted EBITDA is included in the below section "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the three months ended October 31, 2020 and 2019."

Acquisition Plan Update

UHP Networks, Inc. In November 2019, we entered into an agreement to acquire UHP Networks Inc. and its sister company (together, “UHP”), a leading provider of innovative and disruptive satellite ground station technology solutions. UHP is based in Canada and has developed revolutionary technology that we believe is transforming the Very Small Aperture Terminal (“VSAT”) market. With end-markets for high-speed satellite-based networks significantly growing, our acquisition of UHP, if consummated, will allow us to enhance our solution offerings with low cost time division multiple access (“TDMA”) satellite modems which we do not currently offer. In June 2020, we agreed with UHP to amend the terms of our purchase agreement which resulted in the total aggregate purchase price being reduced by approximately 24% from $50.0 million to $38.0 million (of which $5.0 million will be paid in cash, with the remainder in shares of our common stock, cash, or a combination of both, as we may elect at the time of closing). The transaction is subject to customary closing conditions, including regulatory approval to allow us to purchase UHP's sister company which is headquartered in Moscow. In August 2020, at the request of the Federal Antimonopoly Service ("FAS") of the Russian Federation we submitted an application for regulatory approval to the FAS and the Commission for Supervising Foreign Investments in the Russian Federation (the "Russian Commission") pursuant to Russia’s Foreign Investment Law ("FIL"). In order to purchase UHP’s sister company, which is based in Moscow, approval by the Russian Commission and the FAS is required. If we do not receive approval by December 31, 2020, either we or UHP may terminate the purchase agreement.

Acquisition Plan Expenses. During the three months ended October 31, 2020 and 2019, we incurred $91.2 million and $2.4 million, respectively, of acquisition plan expenses. For the more recent fiscal quarter, $88.3 million related to the previously announced litigation and merger termination with Gilat, including $70.0 million paid in cash to Gilat. The remaining costs primarily related to the pending acquisition of UHP and GD NG-911 acquisition-related litigation. Additionally, we recorded $1.2 million of incremental interest expense for ticking fees related to a now terminated financing commitment letter.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2020 AND 2019

Net Sales. Consolidated net sales were $135.2 million and $170.3 million for the three months ended October 31, 2020 and 2019, respectively, representing a decrease of $35.1 million, or 20.6%. The period-over-period decrease in net sales reflects lower net sales in both of our segments, as is further discussed below.

Commercial Solutions
Net sales in our Commercial Solutions segment were $81.8 million for the three months ended October 31, 2020, as compared to $94.3 million for the three months ended October 31, 2019, a decrease of $12.5 million, or 13.3%. Our Commercial Solutions segment represented 60.5% of consolidated net sales for the three months ended October 31, 2020 as compared to 55.4% for the three months ended October 31, 2019. Our book-to-bill ratio (a measure defined as bookings divided by net sales) for this segment was 0.81. Period-to-period fluctuations in bookings is normal for this segment.

Net sales in the three months ended October 31, 2020 of our satellite ground station technologies were lower than the three months ended October 31, 2019. Although we have seen a recent spike of COVID-19 in many of the geographic markets where we sell our satellite ground station technologies, we continue to believe that the pandemic’s worst impact on our business is largely behind us. Although bookings of our satellite ground station technologies during the most recent quarter were below the comparable quarter of the prior year (which was not significantly impacted by COVID-19), bookings in the first quarter of fiscal 2021 were higher than the bookings achieved in each of our previous two quarters.

Index
During the period, we were awarded a number of important orders including: (i) $1.7 million in orders from a large government entity in Asia, who selected our equipment to support a significant network upgrade, replacing a mix of vendors’ installed equipment; (ii) a $1.5 million order for Single Channel Per Carrier (“SCPC”) satellite modems from a tier-one defense contractor to upgrade and expand an existing network with our CDM-625A advanced satellite modems; (iii) $1.0 million in delivery orders from the U.S. Naval Information Warfare Systems Command for our latest generation SLM-5650B satellite modems and firmware upgrades; and (iv) a $1.0 million order for satellite ground station equipment from the largest telecommunications company in Africa, who specified our Heights™ Networking Platform and complementary block up converters to enhance and improve its mobile backhaul capabilities and to launch additional enterprise services.

Net sales in the three months ended October 31, 2020 of our public safety and location technology solutions were lower than the three months ended October 31, 2019. As previously disclosed, we anticipated that AT&T would cease purchasing our 911 wireless call routing solutions as a result of our receipt of a large contract from another large U.S. mobile network operator. Our first quarter of fiscal 2021 reflected the absence of such sales to AT&T, offset, in part, by increased sales of our 5G virtual mobile location-based technology solutions. Also, during the most recent fiscal quarter, we have commenced work related to our recently awarded $54.0 million contract to design, deploy, and operate NG-911 services for the State of South Carolina.

To-date, the business impact of COVID-19 on our public safety and location technology solutions has been relatively muted and long-term demand for our products appears strong. Although COVID-19 has resulted in the cancellation of several key public safety trade shows and some states and municipalities have announced budget constraints, we believe that other potential customers are increasing their funding for next-generation 911 ("NG-911") solutions, recognizing the critical importance of upgrading their 911 systems. In fact, our second quarter of fiscal 2021 has started off strong. As announced in November 2020, we were awarded a statewide contract valued at up to $175.1 million to design, deploy, and operate NG-911 services for the Commonwealth of Pennsylvania. The total contract value includes multi-year contract extension options. The Commonwealth of Pennsylvania initially funded the contract at $137.4 million, of which we booked $111.6 million during our second quarter of fiscal 2021. Based on our anticipated timing of performance, we expect meaningful revenue contribution from this contract to begin in fiscal 2022.

During our first quarter of fiscal 2021, we also received a number of other important orders and offering enhancements relating to our public safety and location technology solutions, including: (i) a contract renewal for location and mapping technologies worth $4.2 million with a tier-one MNO; (ii) a contract award valued at up to $2.4 million to provide NG-911 services, including our Solacom Guardian Intelligent 911 Workstations, to the City of Edmonton’s police and fire rescue services; (iii) a five-year multi-million dollar upgrade contract to provide a tier-one MNO in Saudi Arabia with both active and passive location services supporting 2G, 3G and 4G networks; (iv) a contract renewal for location-based services (“LBS”) with Telefonica Digital, a Madrid-based research and development company which uses our global location services solution for its machine-to-machine communication requirements and customer use cases; and (v) contracts with Indian Motorcycle to expand coverage for the Ride Command feature in Europe, the Middle East and Africa, providing maps and Points of Interest (“POIs”) data, as well as support for Doppler Radar service for its customers in the U.S. and Canada.

In aggregate, we remain optimistic that fiscal 2021 net sales for this segment will be slightly higher than the amount we achieved in fiscal 2020.

Bookings, sales and profitability in our Commercial Solutions segment can fluctuate from period-to-period due to many factors, including changes in the general business environment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Government Solutions
Net sales in our Government Solutions segment were $53.4 million for the three months ended October 31, 2020 as compared to $76.0 million for the three months ended October 31, 2019, a decrease of $22.6 million or 29.7%. Our Government Solutions segment represented 39.5% of consolidated net sales for the three months ended October 31, 2020 as compared to 44.6% for the three months ended October 31, 2019. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for our first quarter of fiscal 2021 was 1.07. Period-to-period fluctuations in bookings is normal for this segment.

Net sales of our mission-critical technologies during the three months ended October 31, 2020 were lower as compared to the three months ended October 31, 2019, primarily due to the timing of and performance on orders related to our Global Tactical Advanced Communication Systems ("GTACS") contract and high reliability Electrical, Electronic and Electromechanical (“EEE”) satellite based space components. During our most recent quarter, we generated a nominal amount of sales from our January 2020 acquisition of CGC Technology Limited ("CGC").

Index
Receipt of new orders for our mission-critical technologies during the first quarter fiscal 2021 include: (i) $5.9 million of additional funding on our previously announced contract to provide the U.S. Army with global field support services for military satellite communication (“SATCOM”) terminals around the world; (ii) $5.4 million of additional orders from the U.S. government for our Joint Cyber Analysis Course (“JCAC”) training solutions; (iii) $3.0 million of additional funding for a 12-month extension on an existing contract to provide the State of Maryland’s Department of Human Services with statewide information technology (“IT”) services; (iv) $2.7 million of orders to provide ongoing sustainment services to the U.S. Army for the AN/TSC-198A SNAP (Secret Internet Protocol Router ("SIPR") and Non-classified Internet Protocol Router ("NIPR") Access Point), Very Small Aperture Terminals ("VSATs"); (v) $2.6 million of orders to supply Manpack Satellite Terminals, networking equipment and other advanced VSAT products to the U.S. Army; and (vi) $1.9 million of additional funding to continue to provide critical IT staffing and support to multiple agencies within the City of Baltimore, including the Baltimore City of Information Technology and Baltimore City Police Department.

Net sales of our high-performance transmission technologies during the three months ended October 31, 2020 were lower as compared to the three months ended October 31, 2019. During the first quarter of fiscal 2021, we continued to make progress to ship initial orders on our 10-year, $211.0 million IDIQ contract awarded to us by a prime contractor to provide next generation troposcatter systems in support of the U.S. Marine Corps. We believe this multi-year opportunity validates Comtech’s market leading troposcatter technologies and expertise and we continue to see strong interest from both the U.S. military and foreign governments for our recently introduced Comtech COMET terminals.

We believe COVID-19 has resulted in some of our international customers delaying potential order awards and we are seeing fielding and order delays from U.S. military customers. In addition, in early December 2020, we temporarily closed our antenna production facility in the United Kingdom due to a spike in COVID-19 cases in that area and we have informed impacted customers that certain orders previously expected to ship will be delayed. Nevertheless, we believe these issues are temporary and long-term demand for our Government Solutions products and technologies remains strong. As such, looking forward, and despite the lingering impact of COVID-19, we believe fiscal 2021 net sales for this segment will be similar to or slightly higher than the amount we achieved in fiscal 2020.

Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by our U.S. and international government customers. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the three months ended October 31, 2020 and 2019 are as follows:

	Three months ended October 31,
	2020	2019	2020	2019	2020	2019
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	11.6%	17.7%	64.4%	69.5%	32.5%	40.8%
Domestic	60.2%	56.6%	13.9%	10.6%	41.9%	36.1%
Total U.S.	71.8%	74.3%	78.3%	80.1%	74.4%	76.9%

International	28.2%	25.7%	21.7%	19.9%	25.6%	23.1%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales are sales to Verizon Communications Inc. ("Verizon"), which accounted for 12.5% of consolidated net sales for the three months ended October 31, 2020. Except for the U.S. government, there were no customers that represented more than 10.0% of consolidated net sales during the three months ended October 31, 2019.

International sales for the three months ended October 31, 2020 and 2019 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $34.6 million and $39.4 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for three months ended October 31, 2020 and 2019.

Index

Gross Profit. Gross profit was $50.2 million and $63.6 million for three months ended October 31, 2020 and 2019, respectively. The decrease of $13.4 million primarily reflects the decrease in consolidated net sales, as discussed above. Gross profit, as a percentage of consolidated net sales, for the three months ended October 31, 2020 was 37.1% as compared to 37.3% for the three months ended October 31, 2019. Our gross profit during the first quarter of fiscal 2021 also reflects minor increases in costs due to order delays, production delays, minor supply chain disruptions, lower levels of factory utilization and higher logistics and operational costs resulting from the COVID-19 pandemic. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended October 31, 2020 decreased in comparison to the three months ended October 31, 2019. The decrease in gross profit percentage in the three months ended October 31, 2020 primarily reflects changes in products and services mix, including the cessation of sales to AT&T for 911 wireless call routing and lower net sales of our satellite ground station technologies.

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended October 31, 2020 increased in comparison to the three months ended October 31, 2019. The increase in gross profit percentage primarily reflects an overall more favorable product mix. Gross margins in this segment were impacted by production delays in our antenna manufacturing facility located in the United Kingdom, primarily due to a spike in COVID-19.

Included in consolidated cost of sales for the three months ended October 31, 2020 and 2019 are provisions for excess and obsolete inventory of $1.0 million and $0.4 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends.

Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $27.5 million and $31.9 million for the three months ended October 31, 2020 and 2019, respectively, representing a decrease of $4.4 million, or 13.8%. As a percentage of consolidated net sales, selling, general and administrative expenses were 20.3% and 18.7% for the three months ended October 31, 2020 and 2019, respectively. The increase, as a percentage of consolidated net sales, is primarily attributable to lower consolidated net sales.

Our selling, general and administrative expenses for the three months ended October 31, 2020 reflect the benefit from certain cost saving measures taken in fiscal 2020, and that are still in place, in response to the negative business impacts of COVID-19. In addition to the elimination of certain discretionary expenses, we continue to conduct most of our non-production related operations through remote working arrangements, curtailed most business travel, and have established social distancing safeguards. These precautions and business practices will remain in effect as long as government advisories recommend. Although we have incurred lower travel expenses in the first quarter of fiscal 2021 than we did in the first quarter of fiscal 2020, there has been a corresponding increase in information technology cost and COVID-19 safety related expenses.

During the three months ended October 31, 2019, we incurred estimated contract settlement costs of $0.2 million related to the repositioning of our public safety and location technologies solutions offerings in our Commercial Solutions segment.

Amortization of stock-based compensation expenses recorded as selling, general and administrative expenses was $0.5 million in the three months ended October 31, 2020 as compared to $0.7 million in the three months ended October 31, 2019. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Research and Development Expenses. Research and development expenses were $11.6 million and $14.9 million for the three months ended October 31, 2020 and 2019, respectively, representing a decrease of $3.3 million, or 22.1%. As a percentage of consolidated net sales, research and development expenses were 8.6% and 8.7% for the three months ended October 31, 2020 and 2019, respectively.

For the three months ended October 31, 2020 and 2019, research and development expenses of $9.4 million and $12.9 million, respectively, related to our Commercial Solutions segment, and $2.1 million and $1.9 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.1 million in both the three months ended October 31, 2020 and 2019 related to the amortization of stock-based compensation expense.

Index

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During three months ended October 31, 2020 and 2019, customers reimbursed us $3.4 million and $2.7 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $5.6 million (of which $4.3 million was for the Commercial Solutions segment and $1.3 million was for the Government Solutions segment) for the three months ended October 31, 2020 and $5.2 million (of which $4.4 million was for the Commercial Solutions segment and $0.8 million was for the Government Solutions segment) for the three months ended October 31, 2019. The increase of $0.4 million was primarily due to our completed fiscal 2020 acquisitions.

Acquisition Plan Expenses. During the three months ended October 31, 2020 and 2019, we incurred $91.2 million and $2.4 million, respectively, of acquisition plan expenses. For the more recent fiscal quarter, $88.3 million related to the previously announced litigation and merger termination with Gilat, including $70.0 million paid in cash to Gilat. The remaining costs primarily related to the pending acquisition of UHP and GD NG-911 acquisition-related litigation. These expenses are primarily recorded in our Unallocated segment.

During the second quarter of fiscal 2021, we expect to incur approximately $3.5 million of acquisition plan expenses. Once the pending UHP acquisition and GD NG-911 acquisition-related litigation matters are completed, we expect acquisition plan expenses to decline significantly.

Operating (Loss) Income. Operating loss for the three months ended October 31, 2020 was $85.7 million as compared the operating income of $9.3 million for three months ended October 31, 2019. Operating income (loss) by reportable segment is shown in the table below:

	Three months ended October 31,
	2020	2019	2020	2019	2020	2019	2020	2019
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$8.8	9.8	2.6	7.1	(97.1)	(7.7)	$(85.7)	9.3
Percentage of related net sales	10.8%	10.4%	4.9%	9.3%	NA	NA	NA	5.5%

The decrease in our Commercial Solutions segment operating income, in dollars, for the three months ended October 31, 2020 was driven primarily by lower net sales and a lower gross profit percentage, offset in part by lower research and development expenses and amortization of intangibles, as discussed above.

The decrease in our Government Solutions segment operating income for the three months ended October 31, 2020, both in dollars and as a percentage of related segment net sales, was driven primarily by lower net sales and an increase in both research and development expenses and amortization of intangibles, offset in part by an increase in this segment’s gross profit percentage, as discussed above.

The increase in unallocated expenses for the three months ended October 31, 2020 as compared to the three months ended October 31, 2019 is primarily due to litigation settlement costs, as discussed above. Amortization of stock-based compensation was $0.7 million and $0.9 million, respectively, for the three months ended October 31, 2020 and 2019.

Excluding the $91.2 million of acquisition plan expenses, consolidated operating income for the three months ended October 31, 2020 would have been $5.5 million, or 4.0% of consolidated net sales. Excluding $0.2 million of estimated contract settlement costs and $2.4 million of acquisition plan expenses, consolidated operating income for three months ended October 31, 2019 would have been $11.9 million, or 7.0% of consolidated net sales. The decrease, both in dollars and as a percentage of consolidated net sales, was due primarily to lower consolidated net sales, as discussed above.

Unallocated expenses in fiscal 2021 will be impacted by ongoing acquisition plan expenses, as discussed above.

Index
Interest Expense and Other. Interest expense was $2.3 million and $1.8 million for three months ended October 31, 2020 and 2019, respectively. Interest expense during the most recent fiscal quarter includes $1.2 million of incremental interest expense for ticking fees related to a now terminated financing commitment letter. Excluding the $1.2 million, our effective interest rate (including amortization of deferred financing costs) in three months ended October 31, 2020 was approximately 2.7%. Our current cash borrowing rate (which excludes the amortization of deferred financing costs) under our existing Credit Facility approximates 1.9%.

Interest (Income) and Other. Interest (income) and other for both the three months ended October 31, 2020 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

(Benefit from) Provision for Income Taxes. Our income tax provision or benefit is computed by applying an estimated annual effective tax rate for the full fiscal year to “ordinary” income or loss for the reporting period (“ordinary” is generally defined as pre-tax income or loss excluding unusual or infrequently occurring discrete tax items). For the three months ended October 31, 2020, we recorded a tax benefit of $2.2 million as compared to a tax provision of $1.1 million for the three months ended October 31, 2019. Our effective tax rate (excluding discrete tax items) for the three months ended October 31, 2020 and October 31, 2019 was 13.75% and 23.0%, respectively. The decrease from 23.0% to 13.75% is primarily due to expected product and geographical mix changes reflected in our Business Outlook for Fiscal 2021.

For purposes of determining our 13.75% estimated annual effective tax rate for fiscal 2021, the $70.0 million of acquisition plan expense paid to Gilat, as discussed above, was considered an unusual and infrequently occurring discrete tax item and excluded from the computation of our effective tax rate. No financial statement benefit was recorded for the $70.0 million portion of acquisition plan expenses.

Our tax benefit for the three months ended October 31, 2020 was partially offset by a net discrete tax expense of $0.2 million, primarily related to the stock-based awards that were settled during the quarter. During the three months ended October 31, 2019, we recorded a net discrete tax benefit of $0.6 million, primarily related to stock-based awards that were settled during the quarter.

Our federal income tax returns for fiscal 2017 through 2019 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2016 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net (Loss) Income. During the three months ended October 31, 2020, consolidated net loss was $85.8 million as compared to a net income of $6.4 million during the three months ended October 31, 2019.

Index
Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the three months ended October 31, 2020 and 2019 are shown in the table below (numbers in the table may not foot due to rounding):

	Three months ended October 31,
	2020	2019	2020	2019	2020	2019	2020	2019
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$8.3	9.9	2.7	7.1	(96.8)	(10.6)	$(85.8)	6.4
Provision for (benefit from) income taxes	0.3	—	(0.1)	—	(2.5)	1.1	(2.2)	1.1
Interest (income) and other	0.1	(0.1)	—	—	—	—	0.1	(0.1)
Interest expense	—	—	0.1	—	2.2	1.8	2.3	1.8
Amortization of stock-based compensation	—	—	—	—	0.7	0.9	0.7	0.9
Amortization of intangibles	4.3	4.4	1.3	0.8	—	—	5.6	5.2
Depreciation	2.0	2.2	0.4	0.3	0.2	0.1	2.6	2.7
Estimated contract settlement costs	—	0.2	—	—	—	—	—	0.2
Acquisition plan expenses	(1.1)	—	—	—	92.2	2.4	91.2	2.4
Adjusted EBITDA	$14.0	16.6	4.3	8.2	(4.0)	(4.3)	$14.3	20.6
Percentage of related net sales	17.1%	17.6%	8.1%	10.8%	NA	NA	10.6%	12.1%

The decrease in consolidated Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, for the three months ended October 31, 2020 as compared to the three months ended October 31, 2019 is primarily attributable to lower consolidated net sales, as discussed above.

The decrease in our Commercial Solutions segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, is primarily due to lower net sales, as discussed above.

The decrease in our Government Solutions segment's adjusted EBITDA, both in dollars and as a percentage of related segment net sales, is primarily due to lower net sales, as discussed above.

Because our consolidated Adjusted EBITDA, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each individual segment as well as unallocated spending, it is inherently difficult to forecast.

A reconciliation of our fiscal 2020 GAAP Net Income to Adjusted EBITDA is shown in the table below (numbers in the table may not foot due to rounding):

($ in millions)	Fiscal Year 2020
Reconciliation of GAAP Net Income to Adjusted EBITDA:
Net income	$7.0
Provision for income taxes	2.3
Interest (income) and other	(0.2)
Interest expense	6.1
Amortization of stock-based compensation	9.3
Amortization of intangibles	21.6
Depreciation	10.6
Estimated contract settlement costs	0.4
Acquisition plan expenses	20.8
Adjusted EBITDA	$77.8

Index
Reconciliations of our GAAP consolidated operating income (loss), net income (loss) and net income (loss) per diluted share for the three months ended October 31, 2020 and 2019 to the corresponding non-GAAP measures are shown in the tables below (numbers and per share amounts in the table may not foot due to rounding). In addition, non-GAAP income per diluted share adjustments for the three months ended October 31, 2020 were computed using 25,315,000 weighted average diluted shares outstanding during the respective period:

	Three months ended October 31, 2020
($ in millions, except for per share amount)	Operating (Loss) Income	Net (Loss) Income	Net (Loss) Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(85.7)	$(85.8)	$(3.39)
Acquisition plan expenses	91.2	88.3	3.49
Interest expense	—	1.0	0.04
Net discrete tax expense	—	0.2	0.01
Non-GAAP measures	$5.5	$3.7	$0.15

	Three months ended October 31, 2019
($ in millions, except for per share amount)	Operating Income	Net Income	Net Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$9.3	$6.4	$0.26
Acquisition plan expenses	2.4	1.8	0.07
Estimated contract settlement costs	0.2	0.2	0.01
Net discrete tax benefit	—	(0.6)	(0.02)
Non-GAAP measures	$11.9	$7.8	$0.32

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

Index
LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased $15.4 million from $47.9 million at July 31, 2020 to $32.5 million at October 31, 2020. The decrease in cash and cash equivalents during the three months ended October 31, 2020 was driven by the following:

•Net cash used in operating activities was $74.2 million for the three months ended October 31, 2020 as compared to net cash provided by operating activities of $5.4 million for the three months ended October 31, 2019. Because we did not complete the Gilat acquisition, we presented the $70.0 million payment to Gilat made during the three months ended October 31, 2020 as a reduction to cash flows from operating activities for the current period rather than as a cash outflow stemming from investing activities. Additionally, the period-over-period decrease in cash flow from operating activities reflects lower net sales and overall changes in net working capital requirements, principally the timing of shipments, billings and payments. Excluding the $70.0 million payment to Gilat, net cash used in operating activities would have been $4.2 million. We expect to generate a significant amount of positive operating cash flows during the remainder of fiscal 2021.

•Net cash used in investing activities for the three months ended October 31, 2020 and 2019 was $0.9 million and $1.3 million, respectively. Net cash used in both periods relates to expenditures for property, plant and equipment upgrades and enhancements.

•Net cash provided by financing activities was $59.7 million for the three months ended October 31, 2020 as compared to net cash used in financing activities of $2.9 million for the three months ended October 31, 2019. During the three months ended October 31, 2020, we had net borrowings under our Credit Facility of $67.5 million, primarily due to the $70.0 million payment we made to Gilat. During the three months ended October 31, 2020 and 2019, we paid $5.2 million and $2.7 million, respectively, in cash dividends to our stockholders. We also made $2.7 million and $4.6 million of payments to remit employees' statutory tax withholding requirements related to the net settlement of stock-based awards during the three months ended October 31, 2020 and 2019, respectively.

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

As of October 31, 2020, our material short-term cash requirements primarily consist of: (i) interest payments under our Credit Facility; (ii) payments related to lease commitments; (iii) our ongoing working capital needs, including income tax payments; and (iv) payment of accrued quarterly dividends. We also have other short-term cash requirements related to our pending acquisition of UHP, as discussed in Part 1 Item. 1. - "Notes to Condensed Consolidated Financial Statements - Note (2) - Acquisitions."

In December 2018, we filed a $400.0 million shelf registration statement with the SEC for the sale of various types of securities, including debt. The shelf registration statement was declared effective by the SEC as of December 14, 2018.

On September 29, 2020, our Board of Directors authorized a new $100.0 million stock repurchase program, which replaced our prior program. The new $100.0 million stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases of our common stock during three months ended October 31, 2020 and 2019.

On September 29, 2020, our Board of Directors declared a dividend of $0.10 per common share, which was paid on October 27, 2020. On December 9, 2020, our Board of Directors declared a dividend of $0.10 per common share, payable on February 19, 2021 to stockholders of record at the close of business on January 20, 2021. Future dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval.

Index
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

Credit Facility
On October 31, 2018, we entered into a First Amended and Restated Credit Agreement (the "Credit Facility") with a syndicate of lenders.

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

As of October 31, 2020, the amount outstanding under our Credit Facility was $217.0 million, which is reflected in the non-current portion of long-term debt on our Condensed Consolidated Balance Sheet. At October 31, 2020, we had $3.0 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During three months ended October 31, 2020, we had outstanding balances under the Credit Facility ranging from $125.0 million to $217.0 million.

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

Index
As of October 31, 2020, our Secured Leverage Ratio was 3.31x TTM Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of October 31, 2020 was 11.42x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA.

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

Off-Balance Sheet Arrangements
As of October 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Commitments
In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of October 31, 2020, will materially adversely affect our liquidity.

At October 31, 2020, cash payments due under long-term obligations (including estimated interest expense on our Credit Facility), excluding purchase orders that we entered into in our normal course of business, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	Remainder of 2021	2022 and 2023	2024 and 2025	After 2025
Credit Facility - principal payments	$217,000	—	—	217,000	—
Credit Facility - interest payments	14,154	3,551	9,436	1,167	—
Operating and finance lease obligations	33,450	6,938	14,404	9,301	2,807
Contractual cash obligations	$264,604	10,489	23,840	227,468	2,807

As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (10) - Credit Facility," our Credit Facility provides a senior secured loan facility of up to $550.0 million consisting of: (i) a revolving loan facility ("Revolving Loan Facility") with a borrowing limit of $300.0 million; (ii) an accordion feature allowing us to borrow up to an additional $250.0 million; (iii) a $35.0 million letter of credit sublimit; and (iv) a swingline loan credit sublimit of $25.0 million. The Credit Facility matures on October 31, 2023 (the "Revolving Maturity Date"). In addition, if we issue new unsecured debt in excess of $5.0 million with a maturity date that is less than 91 days from October 31, 2023, the Revolving Maturity Date would automatically accelerate so that it would be 91 days earlier than the maturity date of the new unsecured debt.

As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (11) - Leases," in September 2020, we signed a 15-year lease commencing in December 2020 for a facility in Chandler, Arizona to support our anticipated growth and long-term business goals for our satellite earth station product line. We anticipate that all of our existing Tempe, Arizona operations will be fully relocated to this facility in the second half of our fiscal 2021. Such amounts are not included in the above table, as the related commitment has not commenced as of October 31, 2020.

As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (17) - Stockholders’ Equity," on December 9, 2020, our Board of Directors declared a dividend of $0.10 per common share, payable on February 19, 2021 to stockholders of record at the close of business on January 20, 2021. Future dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval.

At October 31, 2020, we have approximately $3.0 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts. Such amounts are not included in the above table.

Index

As discussed in "Notes to Condensed Consolidated Financial Statements - Note (2) - Acquisitions," we have a potential short-term cash commitments of $5.0 million to fund the acquisition of UHP. This cash commitment and related transaction expenses are not included in the above table.

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

As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (18) - Legal Proceedings and Other Matters," we are subject to a number of indemnification demands and we are incurring ongoing legal expenses in connection with these matters. Our insurance policies may not cover the cost of defending indemnification claims or providing indemnification. As a result, pending or future claims asserted against us by a party that we have agreed to indemnify could result in legal costs and damages that could have a material adverse effect on our consolidated results of operations and financial condition.

We have change in control agreements, severance agreements and indemnification agreements with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of our Company or an involuntary termination of employment without cause.

Our Condensed Consolidated Balance Sheet at October 31, 2020 includes total liabilities of $8.5 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

As further discussed in "Notes to Condensed Consolidated Financial Statements – Note (3) - Adoption of Accounting Standards and Updates" during three months ended October 31, 2020, we adopted:

•FASB ASU No. 2016-13, which requires companies to utilize an impairment model (current expected credit loss ("CECL")) for most financial assets measured at amortized cost and certain other financial instruments, which include, but are not limited to trade receivables and contract assets. This accounting standard replaced the incurred loss model with a model that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate those losses. On August 1, 2020, we adopted this ASU on a modified-retrospective basis and recorded a $0.2 million decrease to opening retained earnings.

•FASB ASU No. 2018-13, which modifies the disclosure requirements for fair value measurements in Topic 820. On August 1, 2020, we adopted this ASU. Our adoption of this ASU did not have any impact on our condensed consolidated financial statements or disclosures.

•FASB ASU No. 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. On August 1, 2020, we adopted this ASU. Our adoption of this ASU did not have any impact on our condensed consolidated financial statements or disclosures.

•FASB ASU No. 2018-17, which requires entities to consider indirect interests held through related parties under common control on a proportional basis, rather than as the equivalent of a direct interest in its entirety, when determining whether a decision-making fee is a variable interest. On August 1, 2020, we adopted this ASU. Our adoption of this ASU did not have any impact on our condensed consolidated financial statements or disclosures.

Index

•FASB ASU No. 2018-18, which clarifies when certain transactions between collaborative arrangement participants should be accounted for under ASC 606 and incorporates unit-of-account guidance consistent with ASC 606 to aid in this determination. The ASU also precludes entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. On August 1, 2020, we adopted this ASU. Our adoption of this ASU did not have any impact on our condensed consolidated financial statements or disclosures.

•FASB ASU No. 2019-08, which requires that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award. On August 1, 2020, we adopted this ASU. Our adoption of this ASU did not have any impact on our condensed consolidated financial statements or disclosures.

In addition, the following FASB ASUs have been issued and incorporated into the FASB ASC and have not yet been adopted by us as of October 31, 2020:

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

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of October 31, 2020, we had cash and cash equivalents of $32.5 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of October 31, 2020, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

Index
Item 4.     Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934), was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chairman and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our Chief Executive Officer and Chairman and Chief Financial Officer, that are Exhibits 31.1 and 31.2, respectively, should be read in conjunction with the foregoing information for a more complete understanding of the references in those Exhibits to disclosure controls and procedures and internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.     Legal Proceedings

See "Notes to Condensed Consolidated Financial Statements – Note (18) – Legal Proceedings and Other Matters" of this Form 10-Q for information regarding legal proceedings and other matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended July 31, 2020.

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

Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS - The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2020, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

Exhibit 101.SCH - Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL - Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB - Inline XBRL Taxonomy Extension Labels Linkbase Document

Exhibit 101.PRE - Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF - Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104 - Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	December 9, 2020	By: /s/ Fred Kornberg
	(Date)	Fred Kornberg
Chairman of the Board
Chief Executive Officer
(Principal Executive Officer)

Date:	December 9, 2020	By: /s/ Michael A. Bondi
	(Date)	Michael A. Bondi
Chief Financial Officer
(Principal Financial and Accounting Officer)