Form 10-Q
period 2021-01-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2021-03-11
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2021

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
☐ Yes              ☒ No
As of March 8, 2021, the number of outstanding shares of Common Stock, par value $0.10 per share, of the registrant was 26,053,684 shares.

Index

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	January 31, 2021	July 31, 2020
Current assets:
Cash and cash equivalents	$30,934,000	47,878,000
Accounts receivable, net	149,928,000	126,816,000
Inventories, net	81,630,000	82,302,000
Prepaid expenses and other current assets	19,417,000	20,101,000
Total current assets	281,909,000	277,097,000
Property, plant and equipment, net	26,136,000	27,037,000
Operating lease right-of-use assets, net	51,020,000	30,033,000
Goodwill	333,793,000	330,519,000
Intangibles with finite lives, net	247,758,000	258,019,000
Deferred financing costs, net	2,023,000	2,391,000
Other assets, net	3,956,000	4,551,000
Total assets	$946,595,000	929,647,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,994,000	23,423,000
Accrued expenses and other current liabilities	79,185,000	85,161,000
Operating lease liabilities, current	8,771,000	8,247,000
Dividends payable	2,495,000	2,468,000
Contract liabilities	49,990,000	40,250,000
Interest payable	265,000	163,000
Total current liabilities	179,700,000	159,712,000
Non-current portion of long-term debt, net	208,000,000	149,500,000
Operating lease liabilities, non-current	45,259,000	24,109,000
Income taxes payable	2,286,000	1,963,000
Deferred tax liability, net	16,442,000	17,637,000
Long-term contract liabilities	15,066,000	9,596,000
Other liabilities	16,558,000	17,831,000
Total liabilities	483,311,000	380,348,000
Commitments and contingencies (See Note 18)
Stockholders’ equity:
Preferred stock, par value $0.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $0.10 per share; authorized 100,000,000 shares; issued 40,059,977 shares and 39,924,439 shares at January 31, 2021 and July 31, 2020, respectively	4,006,000	3,992,000
Additional paid-in capital	570,891,000	569,891,000
Retained earnings	330,236,000	417,265,000
	905,133,000	991,148,000
Less:
Treasury stock, at cost (15,033,317 shares at January 31, 2021 and July 31, 2020)	(441,849,000)	(441,849,000)
Total stockholders’ equity	463,284,000	549,299,000
Total liabilities and stockholders’ equity	$946,595,000	929,647,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended January 31,		Six months ended January 31,

	2021	2020	2021	2020
Net sales	$161,292,000	161,654,000	296,510,000	331,921,000
Cost of sales	105,612,000	101,052,000	190,622,000	207,752,000
Gross profit	55,680,000	60,602,000	105,888,000	124,169,000

Expenses:
Selling, general and administrative	29,462,000	29,374,000	57,002,000	61,225,000
Research and development	12,664,000	13,740,000	24,299,000	28,601,000
Amortization of intangibles	4,795,000	5,229,000	10,361,000	10,435,000
Acquisition plan expenses	3,357,000	6,025,000	94,540,000	8,414,000
	50,278,000	54,368,000	186,202,000	108,675,000

Operating income (loss)	5,402,000	6,234,000	(80,314,000)	15,494,000

Other expenses (income):
Interest expense	1,418,000	1,616,000	3,715,000	3,420,000
Interest (income) and other	(66,000)	6,000	—	(71,000)

Income (loss) before (benefit from) provision for income taxes	4,050,000	4,612,000	(84,029,000)	12,145,000
(Benefit from) provision for income taxes	(155,000)	1,117,000	(2,394,000)	2,262,000

Net income (loss)	$4,205,000	3,495,000	(81,635,000)	9,883,000
Net income (loss) per share:
Basic	$0.17	0.14	(3.22)	0.40
Diluted	$0.17	0.14	(3.22)	0.40

Weighted average number of common shares outstanding – basic	25,337,000	24,659,000	25,321,000	24,607,000

Weighted average number of common and common equivalent shares outstanding – diluted	25,420,000	25,058,000	25,321,000	24,904,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three months ended January 31, 2021 and 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of October 31, 2019	39,402,226	$3,940,000	$551,316,000	$424,237,000	15,033,317	$(441,849,000)	$537,644,000
Equity-classified stock award compensation	—	—	1,238,000	—	—	—	1,238,000
Proceeds from exercises of stock options	6,100	1,000	161,000	—	—	—	162,000
Proceeds from issuance of employee stock purchase plan shares	9,875	1,000	263,000	—	—	—	264,000
Forfeiture of restricted stock	(12,652)	(1,000)	1,000	—	—	—	—
Net settlement of stock-based awards	23,506	2,000	(688,000)	—	—	—	(686,000)
Common Stock issued for acquisition of CGC Technology Limited ("CGC")	323,504	32,000	11,543,000	—	—	—	11,575,000
Cash dividends declared, net ($0.10 per share)	—	—	—	(2,432,000)	—	—	(2,432,000)
Accrual of dividend equivalents, net of reversal ($0.10 per share)	—	—	—	(57,000)	—	—	(57,000)
Net income	—	—	—	3,495,000	—	—	3,495,000
Balance as of January 31, 2020	39,752,559	$3,975,000	$563,834,000	$425,243,000	15,033,317	$(441,849,000)	$551,203,000

Balance as of October 31, 2020	40,043,753	$4,004,000	$569,422,000	$328,575,000	15,033,317	$(441,849,000)	$460,152,000
Equity-classified stock award compensation	—	—	1,287,000	—	—	—	1,287,000
Proceeds from issuance of employee stock purchase plan shares	15,857	2,000	185,000	—	—	—	187,000
Net settlement of stock-based awards	367	—	(3,000)	—	—	—	(3,000)
Cash dividends declared, net ($0.10 per share)	—	—	—	(2,495,000)	—	—	(2,495,000)
Accrual of dividend equivalents, net of reversal ($0.10 per share)	—	—	—	(49,000)	—	—	(49,000)
Net income	—	—	—	4,205,000	—	—	4,205,000
Balance as of January 31, 2021	40,059,977	$4,006,000	$570,891,000	$330,236,000	15,033,317	$(441,849,000)	$463,284,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Six months ended January 31, 2021 and 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2019	39,276,161	$3,928,000	$552,670,000	$420,333,000	15,033,317	$(441,849,000)	$535,082,000
Equity-classified stock award compensation	—	—	2,117,000	—	—	—	2,117,000
Proceeds from exercises of stock options	16,700	2,000	466,000	—	—	—	468,000
Proceeds from issuance of employee stock purchase plan shares	20,010	2,000	508,000	—	—	—	510,000
Issuance of restricted stock	8,858	1,000	(1,000)	—	—	—	—
Net settlement of stock-based awards	107,326	10,000	(3,469,000)	—	—	—	(3,459,000)
Common stock issued for acquisition of CGC	323,504	32,000	11,543,000	—	—	—	11,575,000
Cash dividends declared, net ($0.20 per share)	—	—	—	(4,860,000)	—	—	(4,860,000)
Accrual of dividend equivalents, net of reversal ($0.20 per share)	—	—	—	(113,000)	—	—	(113,000)
Net income	—	—	—	9,883,000	—	—	9,883,000
Balance as of January 31, 2020	39,752,559	$3,975,000	$563,834,000	$425,243,000	15,033,317	$(441,849,000)	$551,203,000

Balance as of July 31, 2020	39,924,439	$3,992,000	$569,891,000	$417,265,000	15,033,317	$(441,849,000)	$549,299,000
Equity-classified stock award compensation	—	—	1,986,000	—	—	—	1,986,000
Proceeds from issuance of employee stock purchase plan shares	31,122	3,000	366,000	—	—	—	369,000
Issuance of restricted stock	35,975	4,000	(4,000)	—	—	—	—
Net settlement of stock-based awards	68,441	7,000	(1,348,000)	—	—	—	(1,341,000)
Cash dividends declared, net ($0.20 per share)	—	—	—	(4,988,000)	—	—	(4,988,000)
Accrual of dividend equivalents, net of reversal ($0.20 per share)	—	—	—	(191,000)	—	—	(191,000)
Adoption of current expected credit loss standard	—	—	—	(215,000)	—	—	(215,000)
Net loss	—	—	—	(81,635,000)	—	—	(81,635,000)
Balance as of January 31, 2021	40,059,977	$4,006,000	$570,891,000	$330,236,000	15,033,317	$(441,849,000)	$463,284,000

See accompanying notes to condensed consolidated financial statements. (Continued)

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended January 31,

	2021	2020
Cash flows from operating activities:
Net (loss) income	$(81,635,000)	9,883,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	5,009,000	5,372,000
Amortization of intangible assets with finite lives	10,361,000	10,435,000
Amortization of stock-based compensation	1,986,000	2,117,000
Amortization of deferred financing costs	368,000	369,000
Changes in other liabilities	(3,756,000)	(2,067,000)
Loss on disposal of property, plant and equipment	29,000	17,000
Provision for (benefit from) allowance for doubtful accounts	204,000	(626,000)
Provision for excess and obsolete inventory	2,444,000	932,000
Deferred income tax (benefit) expense	(287,000)	2,912,000
Other	(225,000)	(32,000)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(23,736,000)	(220,000)
Inventories	(1,772,000)	98,000
Prepaid expenses and other current assets	2,124,000	(2,049,000)
Other assets	(115,000)	(197,000)
Accounts payable	14,481,000	2,270,000
Accrued expenses and other current liabilities	(6,734,000)	3,418,000
Contract liabilities	15,210,000	2,119,000
Other liabilities, non-current	3,687,000	32,000
Interest payable	102,000	(245,000)
Income taxes payable	(1,117,000)	(3,271,000)
Net cash (used in) provided by operating activities (See Note (2))	(63,372,000)	31,267,000
Cash flows from investing activities:
Payment for acquisition of CGC, net of cash acquired	(750,000)	(11,165,000)
Purchases of property, plant and equipment	(3,686,000)	(2,508,000)
Net cash used in investing activities	(4,436,000)	(13,673,000)
Cash flows from financing activities:
Net borrowings (payments) of long-term debt under Credit Facility	58,500,000	(7,000,000)
Remittance of employees' statutory tax withholding for stock awards	(2,740,000)	(5,246,000)
Cash dividends paid	(5,237,000)	(5,120,000)
Repayment of principal amounts under finance lease liabilities	(28,000)	(311,000)
Proceeds from issuance of employee stock purchase plan shares	369,000	510,000
Proceeds from exercises of stock options	—	468,000
Net cash provided by (used in) financing activities	50,864,000	(16,699,000)
Net (decrease) increase in cash and cash equivalents	(16,944,000)	895,000
Cash and cash equivalents at beginning of period	47,878,000	45,576,000
Cash and cash equivalents at end of period	$30,934,000	46,471,000
See accompanying notes to condensed consolidated financial statements. (Continued)

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six months ended January 31,

	2021	2020
Supplemental cash flow disclosures:
Cash paid (received) during the period for:
Interest	$3,208,000	3,202,000
Income taxes, net	$(991,000)	2,624,000

Non-cash investing and financing activities:
Reclass of finance lease right-of-use assets to property, plant and equipment	$—	698,000

Cash dividends declared but unpaid (including accrual of dividend equivalents)	$2,686,000	2,545,000

Accrued additions to property, plant and equipment	$1,132,000	787,000

Issuance of restricted stock	$4,000	—

Common stock issued for acquisitions	$—	11,575,000

Accruals related to acquisitions	$—	750,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and its subsidiaries ("Comtech," "we," "us," or "our") as of and for the three and six months ended January 31, 2021 and 2020 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

    Impact of Coronavirus Disease 2019 Pandemic ("COVID-19") on Our Business

Since March 2020, we have conducted most of our non-production related operations using remote working arrangements, curtailed most business travel, and have established social distancing safeguards. Additionally, we have experienced order delays, production delays, minor supply chain disruptions, lower levels of factory utilization and higher logistics and operational costs. Although the COVID-19 pandemic is by no means over and additional waves of COVID-19 could again alter the business landscape, we believe that the pandemic’s worst impact on our business is largely behind us. Our long-term fundamentals remain strong and we continue to believe both of our segments are well-positioned for growth.

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

The acquisition has an aggregate purchase price for accounting purposes of $23,650,000, of which $12,075,000 was paid in cash and $11,575,000 was paid by the issuance of 323,504 shares of Comtech’s common stock at a volume weighted average stock price of $35.78. The fair value of consideration transferred in connection with this acquisition was $23,490,000, which was net of $160,000 of cash acquired.

We are accounting for the acquisition of CGC under the acquisition method of accounting in accordance with FASB ASC 805. The purchase price was allocated to the assets acquired and liabilities assumed, based on their fair value as of January 27, 2020, pursuant to the business combination accounting rules. Acquisition plan expenses were not included as a component of consideration transferred and were expensed in the period incurred. Pro forma financial information is not disclosed, as the acquisition was not material.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the fair value of the assets acquired and liabilities assumed in connection with the CGC acquisition:

	Purchase Price Allocation (1)	Measurement Period Adjustments	Purchase Price Allocation
Paid in cash	$12,075,000	—	$12,075,000
Paid in common stock	11,575,000	—	11,575,000
Purchase price at fair value	$23,650,000	—	$23,650,000
Allocation of aggregate purchase price:
Cash and cash equivalents	$160,000	—	$160,000
Current assets	5,005,000	—	5,005,000
Property, plant and equipment	697,000	121,000	818,000
Operating lease assets	924,000	—	924,000
Deferred tax assets, non-current	470,000	47,000	517,000
Non-current assets	89,000	—	89,000
Contract liabilities	(6,890,000)	—	(6,890,000)
Accrued warranty obligations	(1,000,000)	(500,000)	(1,500,000)
Other current liabilities	(3,104,000)	—	(3,104,000)
Non-current liabilities	(1,327,000)	—	(1,327,000)
Net tangible liabilities at fair value	$(4,976,000)	(332,000)	$(5,308,000)
Identifiable intangibles, deferred taxes and goodwill:				Estimated Useful Lives
Technology	$6,700,000	300,000	$7,000,000	20 years
Customer relationships	8,100,000	(300,000)	7,800,000	19 years
Trade name	1,000,000	100,000	1,100,000	5 years
Other intangible liabilities	—	(2,500,000)	(2,500,000)	1.5 years
Deferred tax liabilities	(2,984,000)	426,000	(2,558,000)
Goodwill	15,810,000	2,306,000	18,116,000	Indefinite
Allocation of aggregate purchase price	$23,650,000	—	$23,650,000

(1) As reported in the Company's Quarterly Report on Form 10-Q for the three months ended October 31, 2020.

The acquired identifiable intangible assets and liabilities are being amortized on a straight-line basis, which we believe approximates the pattern in which the assets and liabilities are utilized over their estimated useful lives. The fair value of customer relationships was primarily based on the value of the discounted cash flows that the related intangible asset could be expected to generate in the future. The fair value of technology and trade name was based on the discounted capitalization of royalty expense saved because we now own the assets. The fair value of other intangible liabilities was based on the difference in cash flows related to remaining performance obligations under certain acquired contracts as compared to market terms for similar arrangements that a market participant would expect. Other intangible liabilities will be credited against the cost of sales over the remaining performance of the contracts.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Subsequent Event - Acquisition of UHP Networks Inc.

On March 2, 2021, we completed our acquisition of UHP Networks Inc. ("UHP"), a leading provider of innovative and disruptive satellite ground station technology solutions pursuant to a stock purchase agreement initially entered into in November 2019 and amended in June 2020 and on March 2, 2021.

The initial up-front payment of approximately $24,000,000 was paid in shares of our common stock. An additional $5,000,000, payable at our option in cash and or shares of common stock, is subject to certain conditions that we expect will be satisfied within twelve months after the acquisition. The stock purchase agreement also provides for an earn-out payment of up to an additional $9,000,000, also payable at our option in cash and or common stock, if specified sales milestones are reached during the eighteen-month period ending September 30, 2022. We issued 1,026,567 shares of our common stock at closing, based on a volume weighted average price of approximately $28.14 per share, to satisfy initial payment and escrow arrangements under the terms of the stock purchase agreement.
Acquisition Plan Expenses

During the three and six months ended January 31, 2021 and 2020, we incurred acquisition plan expenses of $3,357,000 and $6,025,000 and $94,540,000 and $8,414,000, respectively. Of the amount recorded in the six months ended January 31, 2021, $88,343,000 related to the previously announced litigation and merger termination with Gilat Satellite Networks, Ltd. ("Gilat"), including $70,000,000 paid in cash to Gilat. The remaining costs for the three and six months ended January 31, 2021 primarily related to the acquisition of UHP and GD NG-911 acquisition-related litigation. Additionally, we recorded $1,178,000 of incremental interest expense for ticking fees related to a now terminated financing commitment letter.

Cash Flow Presentation of $70,000,000 Merger Termination Fee

Because we did not complete the Gilat acquisition, we presented the first quarter fiscal 2021 $70,000,000 payment to Gilat as a reduction to cash flows from operating activities for the period rather than as a cash outflow stemming from investing activities.

(3)     Adoption of Accounting Standards and Updates

We are required to prepare our condensed consolidated financial statements in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") which is the source for all authoritative U.S. generally accepted accounting principles, which are commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs"). During the six months ended January 31, 2021, we adopted:

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

	Three months ended January 31,		Six months ended January 31,
	2021	2020	2021	2020
United States
U.S. government	44.2%	41.5%	38.8%	41.2%
Domestic	33.9%	36.6%	37.6%	36.3%
Total United States	78.1%	78.1%	76.4%	77.5%

International	21.9%	21.9%	23.6%	22.5%
Total	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales are sales to Verizon Communications Inc. ("Verizon"), which accounted for 10.0% and 11.1% of consolidated net sales for the three and six months ended January 31, 2021, respectively. Except for the U.S. government, there were no customers that represented more than 10.0% of consolidated net sales during the three and six months ended January 31, 2020. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10.0% of consolidated net sales for the three and six months ended January 31, 2021 and 2020.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize our disaggregation of revenue consistent with information reviewed by our chief operating decision-maker ("CODM") for the three and six months ended January 31, 2021 and 2020. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors which impact our business:

	Three months ended January 31, 2021			Six months ended January 31, 2021
	Commercial Solutions	Government Solutions	Total	Commercial Solutions	Government Solutions	Total
Geographical region and customer type
U.S. government	$16,846,000	54,498,000	$71,344,000	$26,304,000	88,930,000	$115,234,000
Domestic	47,959,000	6,684,000	54,643,000	97,259,000	14,098,000	111,357,000
Total United States	64,805,000	61,182,000	125,987,000	123,563,000	103,028,000	226,591,000

International	23,020,000	12,285,000	35,305,000	46,064,000	23,855,000	69,919,000
Total	$87,825,000	73,467,000	$161,292,000	$169,627,000	126,883,000	$296,510,000
Contract type
Firm fixed-price	$87,144,000	38,074,000	$125,218,000	$168,132,000	70,730,000	$238,862,000
Cost reimbursable	681,000	35,393,000	36,074,000	1,495,000	56,153,000	57,648,000
Total	$87,825,000	73,467,000	$161,292,000	$169,627,000	126,883,000	$296,510,000
Transfer of control
Point in time	$37,135,000	26,535,000	$63,670,000	$66,806,000	49,566,000	$116,372,000
Over time	50,690,000	46,932,000	97,622,000	102,821,000	77,317,000	180,138,000
Total	$87,825,000	73,467,000	$161,292,000	$169,627,000	126,883,000	$296,510,000

	Three months ended January 31, 2020			Six months ended January 31, 2020
	Commercial Solutions	Government Solutions	Total	Commercial Solutions	Government Solutions	Total
Geographical region and customer type
U.S. government	$17,189,000	49,900,000	$67,089,000	$33,937,000	102,673,000	$136,610,000
Domestic	54,003,000	5,233,000	59,236,000	107,357,000	13,274,000	120,631,000
Total United States	71,192,000	55,133,000	126,325,000	141,294,000	115,947,000	257,241,000

International	24,930,000	10,399,000	35,329,000	49,142,000	25,538,000	74,680,000
Total	$96,122,000	65,532,000	$161,654,000	$190,436,000	141,485,000	$331,921,000
Contract type
Firm fixed-price	$95,094,000	38,875,000	$133,969,000	$187,765,000	89,598,000	$277,363,000
Cost reimbursable	1,028,000	26,657,000	27,685,000	2,671,000	51,887,000	54,558,000
Total	$96,122,000	65,532,000	$161,654,000	$190,436,000	141,485,000	$331,921,000
Transfer of control
Point in time	$43,011,000	28,675,000	$71,686,000	$80,734,000	66,460,000	$147,194,000
Over time	53,111,000	36,857,000	89,968,000	109,702,000	75,025,000	184,727,000
Total	$96,122,000	65,532,000	$161,654,000	$190,436,000	141,485,000	$331,921,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on our Condensed Consolidated Balance Sheet. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. For certain contracts with provisions that are intended to protect customers in the event we do not satisfy our performance obligations, billings occur subsequent to revenue recognition, resulting in unbilled receivables. Under ASC 606, unbilled receivables constitute contract assets. There were no material impairment losses recognized on contract assets during the six months ended January 31, 2021 and 2020, respectively. On large long-term contracts, and for contracts with international customers that do not do business with us regularly, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to-date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract. Under the typical payment terms for our contracts accounted for at a point in time, costs are accumulated in inventory until the time of billing, which generally coincides with revenue recognition. Of the contract liability balance at July 31, 2020 and July 31, 2019, $24,320,000 and $26,665,000 was recognized as revenue during the six months ended January 31, 2021 and 2020, respectively.

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

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under indefinite delivery / indefinite quantity ("IDIQ") contracts. As of January 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $659,957,000 (which represents the amount of our consolidated funded backlog). We estimate that a substantial portion of our remaining performance obligations at January 31, 2021 will be completed and recognized as revenue during the next twenty-four month period, with the rest thereafter. During the three and six months ended January 31, 2021, revenue recognized from performance obligations satisfied, or partially satisfied, in previous periods (for example due to changes in the transaction price) was not material.

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

As of January 31, 2021 and July 31, 2020, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

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

There were no repurchases of our common stock during the three or six months ended January 31, 2021 and 2020. See Note (17) - "Stockholders’ Equity" for more information.

Weighted average stock options, RSUs and restricted stock outstanding of 1,496,000 for the three months ended January 31, 2021 and 1,515,000 and 178,000 shares for the six months ended January 31, 2021 and 2020, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 237,000 and 203,000 weighted average performance shares outstanding for the three months ended January 31, 2021 and 2020, respectively, and 235,000 and 196,000 for the six months ended January 31, 2021 and 2020, respectively, as the performance conditions have not yet been satisfied. However, net income (loss) (the numerator) for EPS calculations for each respective period, is reduced by the compensation expense related to these awards.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended January 31,		Six months ended January 31,
	2021	2020	2021	2020
Numerator:
Net income (loss) for basic calculation	$4,205,000	3,495,000	$(81,635,000)	9,883,000
Numerator for diluted calculation	$4,205,000	3,495,000	$(81,635,000)	9,883,000

Denominator:
Denominator for basic calculation	25,337,000	24,659,000	25,321,000	24,607,000
Effect of dilutive securities:
Stock-based awards	83,000	399,000	—	297,000
Denominator for diluted calculation	25,420,000	25,058,000	25,321,000	24,904,000
(7)     Accounts Receivable

Accounts receivable consist of the following at:

	January 31, 2021	July 31, 2020
Receivables from commercial and international customers	$77,551,000	67,109,000
Unbilled receivables from commercial and international customers	25,137,000	21,588,000
Receivables from the U.S. government and its agencies	43,241,000	32,870,000
Unbilled receivables from the U.S. government and its agencies	6,101,000	7,018,000
Total accounts receivable	152,030,000	128,585,000
Less allowance for doubtful accounts	2,102,000	1,769,000
Accounts receivable, net	$149,928,000	126,816,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unbilled receivables as of January 31, 2021 relate to contracts-in-progress for which revenue has been recognized, but for which we have not yet earned the right to bill the customer for work performed to-date. Under ASC 606, unbilled receivables constitute contract assets. Management estimates that a substantial portion of the amounts not yet billed at January 31, 2021 will be billed and collected within one year.

Allowance for doubtful accounts as of January 31, 2021 includes $215,000 recorded at August 1, 2020 as a result of our adoption of FASB ASU No. 2016-13, which is discussed in more detail in Note (3) - "Adoption of Accounting Standards and Updates."

As of January 31, 2021, the U.S. government (and its agencies) and Verizon represented 32.5% and 12.7%, respectively, of total accounts receivable. As of July 31, 2020, except for the U.S. government (and its agencies), which represented 31.0% of total accounts receivable, there were no other customers which accounted for greater than 10.0% of total accounts receivable.

(8)     Inventories

Inventories consist of the following at:

	January 31, 2021	July 31, 2020
Raw materials and components	$62,194,000	59,175,000
Work-in-process and finished goods	39,569,000	42,203,000
Total inventories	101,763,000	101,378,000
Less reserve for excess and obsolete inventories	20,133,000	19,076,000
Inventories, net	$81,630,000	82,302,000

As of January 31, 2021 and July 31, 2020, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $5,535,000 and $7,215,000, respectively, and the amount of inventory related to contracts from third-party commercial customers who outsource their manufacturing to us was $1,597,000 and $1,387,000, respectively.

(9)     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	January 31, 2021	July 31, 2020
Accrued wages and benefits	$26,623,000	20,857,000
Accrued contract costs	13,240,000	15,306,000
Accrued warranty obligations	16,674,000	15,200,000
Accrued legal costs	2,986,000	2,539,000
Accrued commissions and royalties	5,225,000	4,621,000
Accrued acquisition plan expenses	3,376,000	7,014,000
Other	11,061,000	19,624,000
Accrued expenses and other current liabilities	$79,185,000	85,161,000

Accrued contract costs represent direct and indirect costs on contracts as well as estimates of amounts owed for invoices not yet received from vendors or reflected in accounts payable.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued warranty obligations as of January 31, 2021 relate to estimated liabilities for assurance type warranty coverage that we provide to our customers. We generally provide warranty coverage for some of our products for a period of at least one year from the date of delivery. We record a liability for estimated warranty expense based on historical claims, product failure rates, consideration of contractual obligations, future costs to resolve software issues and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Changes in our accrued warranty obligations during the six months ended January 31, 2021 and 2020 were as follows:

	Six months ended January 31,
	2021	2020
Balance at beginning of period	$15,200,000	15,968,000
Provision for warranty obligations	2,329,000	1,937,000
Additions (in connection with acquisitions)	500,000	1,000,000
Charges incurred	(1,355,000)	(2,479,000)
Reclassification from non-current liabilities	—	302,000
Balance at end of period	$16,674,000	16,728,000

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

As of January 31, 2021, the amount outstanding under our Credit Facility was $208,000,000 which is reflected in the non-current portion of long-term debt on our Condensed Consolidated Balance Sheet. At January 31, 2021, we had $2,991,000 of standby letters of credit outstanding under our Credit Facility related to guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During the six months ended January 31, 2021, we had outstanding balances under the Credit Facility ranging from $125,000,000 to $217,000,000.

As of January 31, 2021, total net deferred financing costs related to the Credit Facility were $2,023,000 and are being amortized over the term of our Credit Facility through October 31, 2023.

Interest expense related to our Credit Facility, including amortization of deferred financing costs, recorded during the three months ended January 31, 2021 and 2020 was $1,414,000 and $1,572,000, respectively. Interest expense related to our Credit Facility, including amortization of deferred financing costs, recorded during the six months ended January 31, 2021 and 2020 was $2,525,000 and $3,325,000, respectively. Our blended interest rate approximated 2.73% and 4.33%, respectively, for the three months ended January 31, 2021 and 2020. Our blended interest rate approximated 2.71% and 4.51%, respectively, for the six months ended January 31, 2021 and 2020.

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

As of January 31, 2021, our Secured Leverage Ratio was 3.00x TTM Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of January 31, 2021 was 12.45x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA. Given our expected future business performance, we anticipate maintaining compliance with the terms and financial covenants in our Credit Facility for the foreseeable future.

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

On December 6, 2018, we entered into an amendment to the Credit Facility to provide for a mechanism to replace the LIBO Rate for Eurodollar borrowings with an alternative benchmark interest rate, should the LIBO Rate generally become unavailable in the future on an other-than-temporary basis. On January 14, 2021, we entered into a further amendment of the Credit Facility to update the LIBO Rate replacement mechanism language and other definitional items.

Capitalized terms used but not defined herein have the meanings set forth for such terms in the Credit Facility, which has been documented and filed with the SEC.

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

Certain of our facility lease agreements (which are classified as operating leases) contain rent holidays or rent escalation clauses. For rent holidays and rent escalation clauses during the lease term, we record rental expense on a straight-line basis over the term of the lease. As of January 31, 2021, none of our leases contained a residual value guarantee and covenants included in our lease agreements are customary for the types of facilities and equipment being leased.

The components of lease expense are as follows:

	Three months ended January 31,		Six months ended January 31,
	2021	2020	2021	2020
Finance lease expense:
Amortization of ROU assets	$16,000	44,000	$28,000	152,000
Interest on lease liabilities	1,000	1,000	2,000	3,000
Operating lease expense	2,861,000	2,699,000	5,349,000	5,336,000
Short-term lease expense	255,000	878,000	502,000	1,741,000
Variable lease expense	1,190,000	1,016,000	2,154,000	2,009,000
Sublease income	(16,000)	—	(33,000)	—
Total lease expense	$4,307,000	4,638,000	$8,002,000	9,241,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additional information related to leases is as follows:

	Six months ended January 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases - Operating cash outflows	$5,050,000	$5,725,000
Finance leases - Operating cash outflows	2,000	3,000
Finance leases - Financing cash outflows	28,000	300,000
ROU assets obtained in the exchange for lease liabilities (non-cash):
Operating leases	$25,663,000	$1,823,000

During the second quarter of fiscal 2021, we commenced a 15-year operating lease for a facility in Chandler, Arizona and a 10-year operating lease for a facility in the United Kingdom. Accordingly, amounts related to both leases are reflected as an operating lease right-of-use assets or the related operating lease liabilities in our Condensed Consolidated Balance Sheet as of January 31, 2021.

The following table is a reconciliation of future cash flows relating to operating and financing lease liabilities presented on our Condensed Consolidated Balance Sheet as of January 31, 2021:

	Operating	Finance	Total
Remainder of fiscal 2021	$5,355,000	16,000	$5,371,000
Fiscal 2022	10,063,000	13,000	10,076,000
Fiscal 2023	8,502,000	3,000	8,505,000
Fiscal 2024	7,159,000	—	7,159,000
Fiscal 2025	6,531,000	—	6,531,000
Thereafter	25,128,000	—	25,128,000
Total future undiscounted cash flows	62,738,000	32,000	62,770,000
Less: Present value discount	8,708,000	3,000	8,711,000
Lease liabilities	$54,030,000	29,000	$54,059,000

Weighted-average remaining lease terms (in years)	8.75	1.42
Weighted-average discount rate	3.56%	6.02%

We lease our Melville, New York production facility from a partnership controlled by our CEO and Chairman. Lease payments made during the six months ended January 31, 2021 and 2020 were $329,000 and $322,000, respectively. The current lease provides for our use of the premises as they exist through December 2031. The annual rent of the facility for calendar year 2021 is $665,000 and is subject to customary adjustments. We have a right of first refusal in the event of a sale of the facility.

There are no other rental commitments that have not commenced as of January 31, 2021.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(12)     Income Taxes

At January 31, 2021 and July 31, 2020, total unrecognized tax benefits were $8,727,000 and $8,345,000, respectively, including interest of $125,000 and $75,000, respectively. At January 31, 2021 and July 31, 2020, $2,286,000 and 1,963,000, respectively, of our unrecognized tax benefits were recorded as non-current income taxes payable on our Condensed Consolidated Balance Sheets. The remaining unrecognized tax benefits of $6,441,000 and $6,382,000 at January 31, 2021 and July 31, 2020, respectively, were presented as an offset to the associated non-current deferred tax assets on our Condensed Consolidated Balance Sheets. Of the total unrecognized tax benefits, $8,009,000 and $7,700,000 at January 31, 2021 and July 31, 2020, respectively, net of the reversal of the federal benefit recognized as a deferred tax asset relating to state reserves, would favorably impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our condensed consolidated financial statements. We do not expect that there will be any significant changes to our total unrecognized tax benefits within the next twelve months.

Our federal income tax returns for fiscal 2017 through 2019 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2016 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

(13)     Stock-Based Compensation

Overview

We issue stock-based awards to certain of our employees and our Board of Directors pursuant to our 2000 Stock Incentive Plan, as amended and/or restated from time to time (the "Plan") and our 2001 Employee Stock Purchase Plan, as amended and/or restated from time to time (the "ESPP"), and recognize related stock-based compensation in our condensed consolidated financial statements. The Plan provides for the granting to employees and consultants of Comtech (including prospective employees and consultants): (i) incentive and non-qualified stock options, (ii) restricted stock units ("RSUs"), (iii) RSUs with performance measures (which we refer to as "performance shares"), (iv) restricted stock, (v) stock units (reserved for issuance to non-employee directors) and share units (reserved for issuance to employees) (collectively, "share units") and (vi) stock appreciation rights ("SARs"), among other types of awards. Our non-employee directors are eligible to receive non-discretionary grants of stock-based awards, subject to certain limitations.

As of January 31, 2021, the aggregate number of shares of common stock which may be issued, pursuant to the Plan, may not exceed 10,962,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and employee purchases under the ESPP with the issuance of new shares of our common stock.

As of January 31, 2021, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 9,395,629 shares (net of 4,410,781 expired and canceled awards), of which an aggregate of 6,929,904 have been exercised or settled.

As of January 31, 2021, the following stock-based awards, by award type, were outstanding:

January 31, 2021
Stock options	1,331,835
Performance shares	252,349
RSUs and restricted stock	594,019
Share units	287,522
Total	2,465,725

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our ESPP provides for the issuance of up to 1,050,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value on the first or last day of each calendar quarter, whichever is lower. Through January 31, 2021, we have cumulatively issued 871,131 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended January 31,		Six months ended January 31,
	2021	2020	2021	2020
Cost of sales	$59,000	60,000	$132,000	119,000
Selling, general and administrative expenses	1,158,000	1,094,000	1,700,000	1,837,000
Research and development expenses	70,000	84,000	154,000	161,000
Stock-based compensation expense before income tax benefit	1,287,000	1,238,000	1,986,000	2,117,000
Estimated income tax benefit	(280,000)	(271,000)	(424,000)	(460,000)
Net stock-based compensation expense	$1,007,000	967,000	$1,562,000	1,657,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At January 31, 2021, unrecognized stock-based compensation of $12,736,000, net of estimated forfeitures of $1,103,000, is expected to be recognized over a weighted average period of 3.3 years. Total stock-based compensation capitalized and included in ending inventory at both January 31, 2021 and July 31, 2020 was $48,000. There are no liability-classified stock-based awards outstanding as of January 31, 2021 or July 31, 2020.

    Stock-based compensation expense (benefit), by award type, is summarized as follows:

	Three months ended January 31,		Six months ended January 31,
	2021	2020	2021	2020
Stock options	$97,000	82,000	$217,000	164,000
Performance shares	443,000	421,000	665,000	773,000
RSUs and restricted stock	699,000	675,000	1,621,000	1,373,000
ESPP	48,000	60,000	99,000	117,000
Share units	—	—	(616,000)	(310,000)
Stock-based compensation expense before income tax benefit	1,287,000	1,238,000	1,986,000	2,117,000
Estimated income tax benefit	(280,000)	(271,000)	(424,000)	(460,000)
Net stock-based compensation expense	$1,007,000	967,000	$1,562,000	1,657,000

ESPP stock-based compensation expense primarily relates to the 15% discount offered to participants in the ESPP.

The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability on our Condensed Consolidated Balance Sheet as of January 31, 2021 and July 31, 2020. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options

The following table summarizes the Plan's activity:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2020	1,422,025	$26.17
Expired/canceled	(77,390)	29.90
Outstanding at October 31, 2020	1,344,635	25.95
Expired/canceled	(12,800)	25.86
Outstanding at January 31, 2021	1,331,835	$25.96	4.18	$1,121,000

Exercisable at January 31, 2021	1,003,835	$28.58	2.51	$1,000

Vested and expected to vest at January 31, 2021	1,319,141	$26.03	4.13	$1,078,000

Stock options outstanding as of January 31, 2021 have exercise prices ranging from $17.88 - $33.94, representing the fair market value of our common stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years.

Performance Shares, RSUs, Restricted Stock and Share Unit Awards

The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2020	999,574	$21.15
Granted	383,337	16.67
Settled	(176,051)	20.47
Canceled/Forfeited	(65,215)	16.16
Outstanding at October 31, 2020	1,141,645	20.03
Settled	(526)	11.40
Canceled/Forfeited	(7,229)	20.15
Outstanding at January 31, 2021	1,133,890	$20.04	$24,197,000

Vested at January 31, 2021	396,254	$16.61	$8,456,000

Vested and expected to vest at January 31, 2021	1,085,777	$19.98	$23,170,000

The total intrinsic value relating to fully-vested awards settled during the three and six months ended January 31, 2021 was $9,000 and $2,905,000, respectively. The total intrinsic value relating to fully-vested awards settled during the three and six months ended January 31, 2020 was $19,000 and $5,825,000.

The performance shares granted to employees since fiscal 2014 principally vest over a three-year performance period, if pre-established performance goals are attained, or as specified pursuant to the Plan and related agreements. As of January 31, 2021, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level.

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

Share units granted prior to July 31, 2017 were vested when issued and are convertible into shares of our common stock, generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain circumstances. Share units granted on or after July 31, 2017 were granted to certain employees in lieu of non-equity incentive compensation and are convertible into shares of our common stock on the one-year anniversary of the respective grant date. Cumulatively, through January 31, 2021, 672,085 share units granted have been settled.

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

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of settlement of the underlying award. During the three and six months ended January 31, 2021, we accrued $49,000 and $191,000, respectively, of dividend equivalents (net of forfeitures) and paid out $1,000 and $276,000, respectively. Accrued dividend equivalents were recorded as a reduction to retained earnings. As of January 31, 2021 and July 31, 2020, accrued dividend equivalents were $698,000 and $783,000, respectively.

With respect to the actual settlement of stock-based awards for income tax reporting, during the three and six months ended January 31, 2021, we recorded income tax expense of $8,000 and $207,000, respectively, and during the three and six months ended January 31, 2020, we recorded an income tax expense of $141,000 and an income tax benefit of $471,000, respectively.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our CODM primarily uses a metric that we refer to as Adjusted EBITDA to measure an operating segment’s performance and to make decisions about resources to be allocated. Our Adjusted EBITDA metric for the Commercial Solutions and Government Solutions segments do not consider any allocation of indirect expense, or any of the following: income taxes, interest (income) and other, write-off of deferred financing costs, interest expense, amortization of stock-based compensation, amortization of intangible assets, depreciation expense, estimated contract settlement costs, settlement of intellectual property litigation, acquisition plan expenses, restructuring costs, COVID-19 related costs, facility exit costs, strategic alternatives analysis expenses and other that relate to our Unallocated segment. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Any amounts shown in the Adjusted EBITDA calculation for our Commercial Solutions and Government Solutions segments are directly attributable to those segments. Our Adjusted EBITDA is also used by our management in assessing the Company's operating results. Although closely aligned, the Company's definition of Adjusted EBITDA is different than the Consolidated EBITDA (as such term is defined in our Credit Facility) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and, therefore, may not be comparable to similarly titled measures used by other companies.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Operating segment information, along with a reconciliation of segment net income and consolidated net (loss) income to Adjusted EBITDA is presented in the tables below:

	Three months ended January 31, 2021
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$87,825,000	73,467,000	—	$161,292,000
Operating income (loss)	$9,371,000	5,460,000	(9,429,000)	$5,402,000

Net income (loss)	$9,283,000	5,695,000	(10,773,000)	$4,205,000
Provision for (benefit from) income taxes	217,000	(286,000)	(86,000)	(155,000)
Interest (income) and other	(129,000)	47,000	16,000	(66,000)
Interest expense	—	4,000	1,414,000	1,418,000
Amortization of stock-based compensation	—	—	1,287,000	1,287,000
Amortization of intangibles	4,286,000	509,000	—	4,795,000
Depreciation	1,934,000	443,000	80,000	2,457,000
Acquisition plan expenses	—	—	3,357,000	3,357,000
Restructuring costs	601,000	—	—	601,000
COVID-19 related costs	—	160,000	—	160,000
Adjusted EBITDA	$16,192,000	6,572,000	(4,705,000)	$18,059,000
Purchases of property, plant and equipment	$1,575,000	1,221,000	—	$2,796,000
Total assets at January 31, 2021	$672,209,000	240,618,000	33,768,000	$946,595,000

	Three months ended January 31, 2020
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$96,122,000	65,532,000	—	$161,654,000
Operating income (loss)	$12,619,000	5,003,000	(11,388,000)	$6,234,000

Net income (loss)	$12,702,000	5,016,000	(14,223,000)	$3,495,000
(Benefit from) provision for income taxes	(112,000)	—	1,229,000	1,117,000
Interest (income) and other	20,000	(13,000)	(1,000)	6,000
Interest expense	9,000	—	1,607,000	1,616,000
Amortization of stock-based compensation	—	—	1,238,000	1,238,000
Amortization of intangibles	4,362,000	867,000	—	5,229,000
Depreciation	2,183,000	312,000	226,000	2,721,000
Estimated contract settlement costs	(262,000)	—	—	(262,000)
Acquisition plan expenses	—	—	6,025,000	6,025,000
Adjusted EBITDA	$18,902,000	6,182,000	(3,899,000)	$21,185,000

Purchases of property, plant and equipment	$915,000	201,000	142,000	$1,258,000
Long-lived assets acquired in connection with acquisitions	$—	31,131,000	—	$31,131,000
Total assets at January 31, 2020	$672,336,000	233,221,000	44,385,000	$949,942,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six months ended January 31, 2021
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$169,627,000	126,883,000	—	$296,510,000
Operating income (loss)	$18,121,000	8,045,000	(106,480,000)	$(80,314,000)

Net income (loss)	$17,598,000	8,386,000	(107,619,000)	$(81,635,000)
Provision for (benefit from) income taxes	556,000	(412,000)	(2,538,000)	(2,394,000)
Interest (income) and other	(33,000)	7,000	26,000	—
Interest expense	—	64,000	3,651,000	3,715,000
Amortization of stock-based compensation	—	—	1,986,000	1,986,000
Amortization of intangibles	8,573,000	1,788,000	—	10,361,000
Depreciation	3,930,000	846,000	233,000	5,009,000
Acquisition plan expenses	(1,052,000)	—	95,592,000	94,540,000
Restructuring costs	601,000	—		601,000
COVID-19 related costs	—	160,000	—	160,000
Adjusted EBITDA	$30,173,000	10,839,000	(8,669,000)	$32,343,000

Purchases of property, plant and equipment	$1,964,000	1,642,000	80,000	$3,686,000
Total assets at January 31, 2021	$672,209,000	240,618,000	33,768,000	$946,595,000

	Six months ended January 31, 2020
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$190,436,000	141,485,000	—	$331,921,000
Operating income (loss)	$22,460,000	12,086,000	(19,052,000)	$15,494,000

Net income (loss)	$22,569,000	12,111,000	(24,797,000)	$9,883,000
(Benefit from) provision for income taxes	(99,000)	—	2,361,000	2,262,000
Interest (income) and other	(27,000)	(26,000)	(18,000)	(71,000)
Interest expense	17,000	1,000	3,402,000	3,420,000
Amortization of stock-based compensation	—	—	2,117,000	2,117,000
Amortization of intangibles	8,724,000	1,711,000	—	10,435,000
Depreciation	4,379,000	625,000	368,000	5,372,000
Estimated contract settlement costs	(32,000)	—	—	(32,000)
Acquisition plan expenses	—	—	8,414,000	8,414,000
Adjusted EBITDA	$35,531,000	14,422,000	(8,153,000)	$41,800,000
Purchases of property, plant and equipment	$1,915,000	425,000	168,000	$2,508,000
Long-lived assets acquired in connection with acquisitions	$—	31,131,000	—	$31,131,000
Total assets at January 31, 2020	$672,336,000	233,221,000	44,385,000	$949,942,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unallocated expenses result from corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs and also includes all of our amortization of stock-based compensation. During the three months ended January 31, 2021 and 2020, we recorded $3,357,000 and $6,025,000 of acquisition plan expenses, respectively, and during the six months ended January 31, 2021 and 2020, we recorded $94,540,000 and $8,414,000 of acquisition plan expenses, respectively, all of which were recorded in our unallocated expenses. See Note (2) - "Acquisitions" for further information.

During the three and six months ended January 31, 2021, our Commercial Solutions segment recorded $601,000 of restructuring costs in connection with our efforts to shift production of our key satellite earth station products to a new 146,000 square foot facility in Chandler, Arizona. In addition, during the three and six months ended January 31, 2021, our Government Solutions segment recorded $160,000 of additional operating costs incurred for our antenna facility located in the United Kingdom due to the impact of COVID-19 pandemic. There were no such charges recorded in in the three and six months ended January 31, 2020.

Interest expense in the tables above primarily relates to our Credit Facility, and includes the amortization of deferred financing costs. See Note (10) - "Credit Facility" for further discussion. In addition, interest expense for the six months ended January 31, 2021 includes $1,178,000 of incremental interest expense for ticking fees related to a now terminated financing commitment letter, as discussed in more detail in Note (2) - "Acquisitions."

Intersegment sales for the three months ended January 31, 2021 and 2020 by the Commercial Solutions segment to the Government Solutions segment were $944,000 and $1,862,000, respectively. Intersegment sales for the six months ended January 31, 2021 and 2020 by the Commercial Solutions segment to the Government Solutions segment were $1,795,000 and $3,761,000, respectively. There were nominal sales by the Government Solutions segment to the Commercial Solutions segment for these periods. All intersegment sales are eliminated in consolidation and are excluded from the tables above.

Unallocated assets at January 31, 2021 consist principally of cash and cash equivalents, income taxes receivable, corporate property, plant and equipment and deferred financing costs. Substantially all of our long-lived assets are located in the U.S.

(15)     Goodwill

The following table represents goodwill by reportable operating segment, including the changes in the net carrying value of goodwill during the six months ended January 31, 2021:

	Commercial Solutions	Government Solutions	Total
Balance as of July 31, 2020	$255,432,000	75,087,000	$330,519,000
Change related to CGC acquisition	—	2,222,000	2,222,000
Change related to Solacom Technologies Inc. ("Solacom")	1,052,000	—	1,052,000
Balance as of January 31, 2021	$256,484,000	77,309,000	$333,793,000

During the six months ended January 31, 2021, we recorded an adjustment to Solacom's goodwill to correct an immaterial item.

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

It is possible that, during fiscal 2021 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, or our common stock price could fluctuate. A significant decline in our customers' spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a quantitative assessment during fiscal 2021 or beyond. If assumed net sales and cash flow projections are not achieved in future periods or our common stock price significantly declines from current levels, our Commercial Solutions and Government Solutions reporting units could be at risk of failing the quantitative assessment and goodwill assigned to the respective reporting units could be impaired.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(16)     Intangible Assets

Intangible assets with finite lives are as follows:

	January 31, 2021
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.4	$286,558,000	86,162,000	$200,396,000
Technologies	14.0	99,649,000	68,433,000	31,216,000
Trademarks and other	16.6	32,126,000	15,980,000	16,146,000
Total		$418,333,000	170,575,000	$247,758,000

	July 31, 2020
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.4	$286,058,000	79,534,000	$206,524,000
Technologies	14.0	99,349,000	65,398,000	33,951,000
Trademarks and other	16.6	32,826,000	15,282,000	17,544,000
Total		$418,233,000	160,214,000	$258,019,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the three months ended January 31, 2021 and 2020 was $4,795,000 and $5,229,000, respectively. Amortization expense for the six months ended January 31, 2021 and 2020 was $10,361,000 and $10,435,000, respectively.

The estimated amortization expense consists of the following for the fiscal years ending July 31:

2021	$20,346,000
2022	19,688,000
2023	19,688,000
2024	19,061,000
2025	18,948,000

We review net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. Based on our last assessment, we believe that the carrying values of our net intangible assets were recoverable as of January 31, 2021. However, if business conditions deteriorate, we may be required to record impairment losses, and or increase the amortization of intangibles in the future. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

On March 3, 2021, in connection with our acquisition of UHP, we filed a shelf registration statement with the SEC for the sale by the selling stockholder of UHP of up to 1,381,567 shares of our common stock, including 712,439 shares that the Company may elect to deliver in lieu of cash upon termination of certain escrow arrangements, the satisfaction of specified post-closing conditions and/or upon achievement of a post-closing sales target. Of the 1,026,567 shares that the Company issued to date pursuant to the stock purchase agreement, 357,439 shares are deliverable to the selling stockholder of UHP in the future and may, at our election, be substituted in whole or in part with cash. See Note (2) - "Acquisitions - Subsequent Event - UHP Networks Inc." for further information.

Stock Repurchase Program
On September 29, 2020, our Board of Directors authorized a new $100,000,000 stock repurchase program, which replaced our prior program. The new $100,000,000 stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases made during the six months ended January 31, 2021 or 2020.

Dividends
Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount that was established by our Board of Directors. On September 29, 2020 and December 9, 2020, our Board of Directors declared a dividend of $0.10 per common share, which were paid on October 27, 2020 and February 19, 2021, respectively.

On March 11, 2021, our Board of Directors declared a dividend of $0.10 per common share, payable on May 21, 2021 to stockholders of record at the close of business on April 21, 2021.

Future dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval.

(18)    Legal Proceedings and Other Matters

GD NG-911 Acquisition-Related Litigation
In April 2019, we completed the acquisition of a state and local government NG-911 business (the “GD NG-911 business”) from General Dynamics Information Technology, Inc. (“GDIT”). During negotiations preceding such acquisition, we learned that a TeleCommunication Systems Inc. employee who we had terminated for cause in April 2018 was violating her one-year non-competition obligations. Amongst other things, this former employee began working for a competitor, Motorola Solutions, Inc. ("Motorola") and we believe she interfered with our negotiations with GDIT, as well as improperly soliciting our customers. Consequently, in March 2019, we filed a lawsuit against this former employee and her new employer. Only after we filed a lawsuit against the former employee and Motorola, did the former employee respond with her own lawsuit against us for alleged discrimination and alleged breach of her employment agreement as a result of a wrongful termination. During the first quarter of fiscal 2021, we devoted significant efforts to litigate both cases and spent several million dollars related to these matters. These cases have been consolidated for purposes of a trial which is now set to commence on May 10, 2021. As such, we anticipate spending several million dollars of legal and professional fees through trial. We believe we have meritorious claims against this former employee and her new employer. Additionally, as we believe the claims made against us are without merit, we intend to vigorously defend ourselves in these matters. The ultimate resolution of this litigation is not expected to have any material negative impact on our consolidated results of operations or financial position.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Matters
In May 2018, we were informed by the Office of Export Enforcement ("OEE") of the Department of Commerce ("DoC") that it was forwarding to the OEE's Office of Chief Counsel, the results of its audit of international shipments by Comtech Xicom Technology, Inc. ("Xicom") for further review and possible determination of an administrative penalty. We fully cooperated with the OEE in their audit and, based on our self-assessment of approximately 7,800 individual transactions audited, have determined that six (6) transactions may not have been fully in compliance with the Export Administration Regulations ("EAR"). These six (6) transactions, for which export licenses were not obtained, were either spares or repaired power amplifier subassembly components valued at approximately $230,000 (in aggregate) and were shipped to Brazil, Italy, Russia, Thailand and the United Arab Emirates. Since discovering this issue, we have implemented additional controls and procedures and have increased awareness of these specific export requirements throughout the Company to help avoid similar occurrences in the future. Administrative penalties under the EAR can range from a warning letter to a denial of export privileges. A civil monetary penalty not to exceed the amount set forth in the Export Administration Act ("EAA") may be imposed for each violation, and in the event that any provision of the EAR is continued by any other authority, the maximum monetary civil penalty for each violation shall be that provided by such other authority. Administrative penalties under the EAR are currently determined pursuant to the International Emergency Economic Powers Act ("IEEPA"), which can reach the greater of twice the amount of the transaction that is the basis of the violation or approximately $300,000 per violation. We continue to work cooperatively with the OEE and Xicom entered a Tolling Agreement with DoC, which extended the statute of limitations in this matter most recently through April 1, 2021.

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
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include, among other things: the possibility that the expected synergies and benefits from recent acquisitions will not be fully realized, or will not be realized within the anticipated time periods; the risk that the acquired businesses will not be integrated with Comtech successfully; the possibility of disruption from recent acquisitions, making it more difficult to maintain business and operational relationships or retain key personnel; the risk that Comtech will be unsuccessful in implementing a tactical shift in its Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for its niche products with higher margins; the nature and timing of our receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements, including the risks associated with expanding sales of Comtech's HeightsTM Network Platform ("HEIGHTS"); changing customer demands and or procurement strategies; changes in prevailing economic and political conditions; changes in the price of oil in global markets; changes in foreign currency exchange rates; risks associated with Comtech's legal proceedings, customer claims for indemnification, and other similar matters; risks associated with our obligations under our Credit Facility; risks associated with our large contracts; risks associated with the COVID-19 pandemic; and other factors described in this and our other filings with the Securities and Exchange Commission ("SEC").

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

Impairment of Goodwill and Other Intangible Assets. As of January 31, 2021, total goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $333.8 million (of which $256.5 million relates to our Commercial Solutions segment and $77.3 million relates to our Government Solutions segment). Additionally, as of January 31, 2021, net intangibles recorded on our Condensed Consolidated Balance Sheet aggregated $247.8 million (of which $199.5 million relates to our Commercial Solutions segment and $48.3 million relates to our Government Solutions segment). Each of our two operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

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

It is possible that, during fiscal 2021 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, or our common stock price could fluctuate. A significant decline in our customers' spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a quantitative assessment during fiscal 2021 or beyond. If assumed net sales and cash flow projections are not achieved in future periods or our common stock price significantly declines from current levels, our Commercial Solutions and Government Solutions reporting units could be at risk of failing the quantitative assessment and goodwill and intangibles assigned to the respective reporting units could be impaired.

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2021 (the start of our fiscal 2022). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangible assets with finite lives when an event occurs indicating the potential for impairment. We believe that the carrying values of our net intangible assets were recoverable as of January 31, 2021. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

Index
Impact of COVID-19 and Business Outlook for Fiscal 2021

During the second quarter of fiscal 2021, we exceeded our business expectations and generated consolidated:

•Net sales of $161.3 million;

•GAAP operating income of $5.4 million, or Non-GAAP operating income of $9.5 million when excluding $3.4 million of acquisition plan expenses, $0.6 million of restructuring costs and $0.2 million of additional operating costs for our antenna facility in the United Kingdom due to the impact of the COVID-19 pandemic, which is discussed below;

•GAAP net income of $4.2 million, or Non-GAAP net income of $6.8 million when excluding acquisition plan expenses of $2.8 million (net of tax), restructuring costs of $0.5 million (net of tax), COVID-19 related costs of $0.1 million (net of tax) and a net discrete tax benefit of $0.8 million;

•Net cash provided by operating activities of $10.9 million; and

•Adjusted EBITDA (a Non-GAAP financial measure discussed below) of $18.1 million.

As of January 31, 2021, our cash and cash equivalents were $30.9 million and our total debt outstanding was $208.0 million.

We achieved a consolidated book-to-bill ratio (a measure defined as bookings divided by net sales) of 1.34 and finished the second quarter with consolidated backlog of $660.0 million (an increase of approximately 9.0% from the level on October 31, 2020). Our backlog (sometimes referred to herein as orders or bookings) is more fully defined in our most recent Annual Report on Form 10-K filed with SEC and the total value of multi-year contracts that we have received is substantially higher than our reported backlog. Our pipeline remains strong and if business momentum continues, we anticipate a book-to-bill ratio in excess of 1.0 for fiscal 2021.

During the second quarter, we operated our business under difficult conditions as a second wave of COVID-19 resulted in regional spikes of infection rates in many of the geographic areas in which we operate. This second wave impacted many of our international end-customers, a number of whom purchase our satellite earth station technology products. COVID-19 also significantly impacted our operations in the United Kingdom, forcing the complete closure of our antenna design and manufacturing center for several days in December 2020.

During our second fiscal quarter, we continued to conduct most of our global non-production related operations using remote working arrangements, curtailed most business travel, and maintained social distancing safeguards in our workplaces. These precautions and business practices are continuing and are expected to remain in effect so long as government advisories recommend. Additionally, we have experienced order delays, production delays, minor supply chain disruptions, lower levels of factory utilization and higher logistics and operational costs. Although the COVID-19 pandemic is by no means over and additional waves of COVID-19 could again alter the business landscape, we believe that growing COVID-19 vaccine inoculations will lead to improved business conditions.

Given overall mix changes and increased costs associated with operating our business during the COVID-19 pandemic, we continue to expect Adjusted EBITDA in fiscal 2021 to be similar to the amounts we achieved in fiscal 2020. Our long-term fundamentals remain strong as we continue to believe we are well-positioned for growth as business conditions meaningfully improve. Because of the pandemic's continuing impact on global business conditions, and the difficulty of estimating ongoing acquisition plan expenses, we are not providing guidance on GAAP operating income, GAAP net income or GAAP EPS or a reconciliation of our projected Adjusted EBITDA to the most comparable GAAP measure, as such a reconciliation cannot be prepared without unreasonable effort. For the same reasons, we are unable to address the probable significance of the unavailable information, which could be material to future results.

Our Business Outlook for Fiscal 2021 does not consider the financial impact of other expenses related to future actions we may take in order to achieve our strategic objectives.

At the start of our third quarter of fiscal 2021, we initiated an effort to improve efficiencies and streamline operations in our Government Solutions segment. Such efforts include the consolidation of certain administrative and operating functions in both our Florida and Maryland locations and the elimination of certain duplicate functions. In addition, we expect to continue shifting production of many of our key satellite earth station products from our existing Tempe, Arizona locations to a new 146,000 square foot facility in Chandler, Arizona. This new facility, which is located less than 10 miles from our current facilities, is expected to support our anticipated growth and long-term business goals for our satellite earth station product line. Over time, such efforts are expected to improve Adjusted EBITDA margins.

Index
Additionally, in November 2020, we also signed a 10-year facility lease in the United Kingdom to expand our Government Solutions segment's manufacturing capabilities for our high precision full motion fixed and mobile X/Y satellite tracking antennas, RF feeds, reflectors and radomes. In connection with our new facilities, we expect to incur restructuring costs of approximately $2.1 million in fiscal 2021, the majority of which are expected to be recorded as either cost of sales or selling, general and administrative expenses.

On March 11, 2021, our Board of Directors declared a dividend of $0.10 per common share, payable on May 21, 2021 to stockholders of record at the close of business on April 21, 2021. Future Common Stock dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval.

Additional information related to our Business Outlook for Fiscal 2021 and a definition and explanation of Adjusted EBITDA is included in the below section "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended January 31, 2021 and 2020" and "Comparison of the Results of Operations for the Six Months Ended January 31, 2021 and 2020."

Acquisition Plan Update

UHP Networks Inc. On March 2, 2021, we completed our acquisition of UHP Networks Inc. (“UHP”), a leading provider of innovative and disruptive satellite ground station technology solutions. We believe UHP's revolutionary technology may transform the growing Very Small Aperture Terminal (“VSAT”) market. UHP’s unique time divisional multiple access (“TDMA”) technology used in its VSAT platforms has software defined network functionality that offers best-in-class support for very large networks. The UHP acquisition allows our customers to more cost-effectively provide end-users with wireless service backed by the quality and reassurance of the Comtech brand and service offerings. UHP's technology platform furthers our strategy of offering our global customers the most robust and advanced wireless communications solutions to meet the growing need for high-speed satellite-based networks serving the mobile backhaul, maritime, enterprise and defense/government markets.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2021 AND 2020

Net Sales. Consolidated net sales were $161.3 million and $161.7 million for the three months ended January 31, 2021 and 2020, respectively. The period-over-period fluctuations of net sales in our segments is further discussed below.

Commercial Solutions
Net sales in our Commercial Solutions segment were $87.8 million for the three months ended January 31, 2021, as compared to $96.1 million for the three months ended January 31, 2020, a decrease of $8.3 million, or 8.6%. Our Commercial Solutions segment represented 54.4% of consolidated net sales for the three months ended January 31, 2021 as compared to 59.5% for the three months ended January 31, 2020. Our book-to-bill ratio (a measure defined as bookings divided by net sales) for this segment was 2.04. Period-to-period fluctuations in bookings are normal for this segment.

Net sales in the three months ended January 31, 2021 of our satellite ground station technologies were lower than the three months ended January 31, 2020. This product line continues to be impacted by the COVID-19 pandemic's effect on customer demand, particularly in international markets, which represent a large majority of end-users for this product line. Total bookings for this product line were higher than the bookings achieved in our prior fiscal quarter as we benefited from the receipt of an $11.4 million delivery order from the U.S. Naval Information Warfare Systems Command for our latest generation SLM-5650B satellite modems and firmware upgrade. Other notable orders received during our most recent quarter include a $1.6 million follow-on order for Ka-band solid-state power amplifiers that use state-of-the-art Gallium Nitride ("GaN") technology for an in-flight connectivity ("IFC") application and $1.5 million in orders for satellite modems and optimization equipment from a North American communication service provider.

Net sales in the three months ended January 31, 2021 of our public safety and location technology solutions were lower than the three months ended January 31, 2020. As previously disclosed, we anticipated that AT&T would cease purchasing our 911 wireless call routing solutions as a result of our receipt of a large contract from another large U.S. mobile network operator. Our second quarter of fiscal 2021 reflected the absence of such sales to AT&T, offset, in part, by increased sales of our 5G virtual mobile location-based technology solutions.

Index
During the second quarter of fiscal 2021, we were awarded a statewide contract valued at up to $175.1 million to design, deploy, and operate next-generation 911 ("NG-911") services for the Commonwealth of Pennsylvania. The total contract value includes multi-year contract extension options. The Commonwealth of Pennsylvania initially funded the contract at $137.4 million, $111.6 million of which was booked during our second quarter of fiscal 2021. This contract was awarded to us shortly after we announced the receipt of a $54.0 million contract to design, deploy and operate NG-911 services for the State of South Carolina. Based on our anticipated timing of performance, we expect meaningful revenue contribution from these contracts to begin in fiscal 2022. Other notable public safety and location technology solution orders received during the second quarter of fiscal 2021 include: (i) a contract award valued at up to $2.9 million to provide NG-911 services, including our Solacom Guardian Intelligent 911 Workstations, to the Toronto Police Service in Canada; (ii) a one-year contract renewal valued at up to $1.6 million to provide hosted location-based services ("LBS") platforms to a tier-one U.S. mobile network operator ("MNO"); (iii) a contract renewal valued at up to $1.3 million to provide maintenance and support services to a Canadian MNO; and (iv) a contract renewal valued at up to $1.1 million to provide maintenance and support services for LBS platforms to a tier-one U.S. MNO.

To-date, the business impact of COVID-19 on our public safety and location technology solutions has been relatively muted and long-term demand for our products and services appears strong. Although COVID-19 has resulted in the cancellation of several key public safety trade shows and some states and municipalities have announced budget constraints, we believe that other potential customers are increasing their funding for NG-911 solutions, recognizing the critical importance of upgrading their 911 systems. Overall, we remain optimistic that fiscal 2021 net sales for this segment will be similar to the amount we achieved in fiscal 2020.

Bookings, sales and profitability in our Commercial Solutions segment can fluctuate from period-to-period due to many factors, including changes in the general business environment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Government Solutions
Net sales in our Government Solutions segment were $73.5 million for the three months ended January 31, 2021 as compared to $65.5 million for the three months ended January 31, 2020, an increase of $8.0 million or 12.2%. Our Government Solutions segment represented 45.6% of consolidated net sales for the three months ended January 31, 2021 as compared to 40.5% for the three months ended January 31, 2020. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for our second quarter of fiscal 2021 was 0.50. Period-to-period fluctuations in bookings are normal for this segment.

Net sales of both our mission-critical technologies and our high-performance transmission technologies during the three months ended January 31, 2021 were higher as compared to the three months ended January 31, 2020, primarily due to the timing of and performance on orders related to our high reliability Electrical, Electronic and Electromechanical (“EEE”) satellite based space components and cyber security training solutions and ongoing performance on our 10-year $211.0 million IDIQ contract awarded to us by a prime contractor to provide next generation troposcatter systems in support of the U.S. Marine Corps. During the second quarter, we also benefited from the inclusion of nominal sales of X/Y antenna products that we now offer as a result of our January 2020 acquisition of CGC Technology Limited ("CGC").

During the second quarter of fiscal 2021, we received initial orders of $11.5 million related to a new multi-year contract valued at up to $235.7 million to provide ongoing system refurbishment, sustainment services and baseband equipment to the U.S Army, which will support the sustainment of the U.S. Army's AN/TSC-198 Secret Internet Protocol Router ("SIPR") and Non-secure Internet Protocol Router ("NIPR") Access Point ("SNAP") family of ground satellite terminals, to include spare parts, repairs, upgrades, refurbishments, logistics and engineering services and training. This multi-year contract includes a base year award and three one-year option periods exercisable by the U.S. Army. We expect that additional funding will be authorized over the remaining contract period.

Other notable orders received during the second quarter of fiscal 2021 include: (i) $4.2 million of orders from the U.S. government for our Joint Cyber Analysis Course ("JCAC") training solutions; (ii) a $3.5 million contract for solid-state, high-power RF amplifiers from a major domestic medical instrumentation provider; (iii) a $2.8 million contract for high-power amplifier systems from an international prime contractor to be incorporated into electronic warfare systems; (iv) a $2.7 million contract from a major international oil and gas company which will provide the first over-the-horizon system for a floating liquefied natural gas facility utilizing our software-defined CS67PLUS radio/modem; (v) a $1.1 million follow-on order from a commercial space company to provide a pair of full motion large aperture antenna systems for its satellite ground system and radar projects; (vi) a follow-on order from a multinational infrastructure company to provide a 21.5m radome for its satellite ground system and radar project; and (vii) a contract with NASA's Glenn Research Center to provide a Ka/S-band antenna system and radome which will be installed at its new Aerospace Communications Facility in Cleveland, OH, supporting high bandwidth space and aeronautics communications research.

Index
We believe COVID-19 has resulted in some of our international customers delaying potential order awards and we are seeing fielding and order delays from U.S. military customers. At the same time, we continue to see strong interest from both the U.S. military and foreign governments for our recently introduced Comtech COMET terminals, which may result in orders that would benefit our fiscal 2022.

During the second quarter of fiscal 2021, we temporarily closed our antenna production facility in the United Kingdom due to a spike in COVID-19 cases in that area and we have informed impacted customers that the shipment of certain orders will be delayed.

Long-term demand for our Government Solutions products and technologies remains strong. As such, looking forward, and despite the lingering impact of COVID-19, we believe fiscal 2021 net sales for this segment will be similar to the amount we achieved in fiscal 2020.

Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by our U.S. and international government customers. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the three months ended January 31, 2021 and 2020 are as follows:

	Three months ended January 31,
	2021	2020	2021	2020	2021	2020
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	19.2%	17.9%	74.2%	76.1%	44.2%	41.5%
Domestic	54.6%	56.2%	9.1%	8.0%	33.9%	36.6%
Total U.S.	73.8%	74.1%	83.3%	84.1%	78.1%	78.1%

International	26.2%	25.9%	16.7%	15.9%	21.9%	21.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales are sales to Verizon Communications Inc. ("Verizon"), which accounted for 10.0% of consolidated net sales for the three months ended January 31, 2021. Except for the U.S. government, there were no customers that represented more than 10.0% of consolidated net sales during the three months ended January 31, 2020.

International sales for the three months ended January 31, 2021 and 2020 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $35.3 million for both periods. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for three months ended January 31, 2021 and 2020.

Gross Profit. Gross profit was $55.7 million and $60.6 million for three months ended January 31, 2021 and 2020, respectively, a decrease of $4.9 million. Gross profit, as a percentage of consolidated net sales, for the three months ended January 31, 2021 was 34.5% as compared to 37.5% for the three months ended January 31, 2020. The decrease in our gross profit, both in dollars and as a percentage of consolidated net sales, is almost entirely driven by the period-to-period decrease of net sales in our Commercial Solutions segment, as discussed above, which historically achieves higher gross margins than our Government Solutions segment. Our gross profit during the second quarter of fiscal 2021 reflects significant increases in costs due to order delays, production delays, minor supply chain disruptions, lower levels of factory utilization and higher logistics and operational costs resulting from the COVID-19 pandemic. In particular, gross margins in our Government Solutions segment were negatively impacted by the complete shut-down of our U.K. facility where we design and manufacture our X/Y antenna products. Gross profit, as a percentage of related segment net sales, is further discussed below.

Index
Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended January 31, 2021 decreased in comparison to the three months ended January 31, 2020. The decrease in gross profit percentage primarily reflects changes in products and services mix, including the cessation of sales to AT&T for 911 wireless call routing and lower net sales of our satellite ground station technologies.

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended January 31, 2021 slightly decreased in comparison to the three months ended January 31, 2020. The decrease in gross profit percentage primarily reflects changes in products and service mix. As discussed above, gross margins in this segment were impacted by the shut-down of our antenna manufacturing facility. This facility is now reopened and beginning to resume normal operations.

Included in consolidated cost of sales for the three months ended January 31, 2021 and 2020 are provisions for excess and obsolete inventory of $1.4 million and $0.6 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends.

Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $29.5 million and $29.4 million for the three months ended January 31, 2021 and 2020, respectively. As a percentage of consolidated net sales, selling, general and administrative expenses were 18.3% and 18.2% for the three months ended January 31, 2021 and 2020, respectively.

Excluding $0.6 million of restructuring costs related to the relocation of certain of our satellite earth station production facilities to a new 146,000 square foot facility in Chandler, Arizona, selling, general and administrative expenses for the three months ended January 31, 2021 would have been $28.9 million, or 17.9% of consolidated net sales. Excluding a $0.3 million benefit related to the reversal of certain estimated contract settlement costs, selling, general and administrative expenses for the three months ended January 31, 2020 would have been $29.7 million, or 18.4% of consolidated net sales. The decrease in our selling, general and administration expenses is largely attributable to the benefit from cost saving measures previously implemented.

Amortization of stock-based compensation expenses recorded as selling, general and administrative expenses was $1.2 million in the three months ended January 31, 2021 as compared to $1.1 million in the three months ended January 31, 2020. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Research and Development Expenses. Research and development expenses were $12.7 million and $13.7 million for the three months ended January 31, 2021 and 2020, respectively, representing a decrease of $1.0 million, or 7.3%. As a percentage of consolidated net sales, research and development expenses were 7.9% and 8.5% for the three months ended January 31, 2021 and 2020, respectively.

For the three months ended January 31, 2021 and 2020, research and development expenses of $10.3 million and $11.9 million, respectively, related to our Commercial Solutions segment, and $2.3 million and $1.7 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.1 million in both the three months ended January 31, 2021 and 2020 related to the amortization of stock-based compensation expense.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During three months ended January 31, 2021 and 2020, customers reimbursed us $3.9 million and $2.4 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $4.8 million (of which $4.3 million was for the Commercial Solutions segment and $0.5 million was for the Government Solutions segment) for the three months ended January 31, 2021 and $5.2 million (of which $4.3 million was for the Commercial Solutions segment and $0.9 million was for the Government Solutions segment) for the three months ended January 31, 2020. In connection with our acquisition of UHP Network Inc. ("UHP") on March 2, 2021, we expect to record approximately $1.0 million related to the amortization of intangible assets in the second half of fiscal 2021.

Index
Acquisition Plan Expenses. During the three months ended January 31, 2021 and 2020, we incurred $3.4 million and $6.0 million, respectively, of acquisition plan expenses related to the acquisition of UHP and to GD NG-911 acquisition-related litigation. These expenses are primarily recorded in our Unallocated segment.

During the third quarter of fiscal 2021, we expect to incur approximately $3.4 million of acquisition plan expenses. We do not expect to incur significant acquisition plan expenses in the remainder of fiscal 2021, other than those associated with the GD NG-911 acquisition-related litigation matters.

Operating Income. Operating income for the three months ended January 31, 2021 was $5.4 million as compared to operating income of $6.2 million for three months ended January 31, 2020. Operating income by reportable segment is shown in the table below:

	Three months ended January 31,
	2021	2020	2021	2020	2021	2020	2021	2020
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income	$9.4	12.6	5.5	5.0	(9.4)	(11.4)	$5.4	6.2
Percentage of related net sales	10.7%	13.1%	7.5%	7.6%	NA	NA	3.3%	3.8%

The decrease in our Commercial Solutions segment operating income, both in dollars and as a percentage of related segment net sales, for the three months ended January 31, 2021 was driven primarily by lower net sales, a lower gross profit percentage and $0.6 million of restructuring charges, offset in part by lower research and development expenses, as discussed above.

The slight decrease in our Government Solutions segment operating income for the three months ended January 31, 2021 as a percentage of related segment net sales, was driven primarily by a lower gross profit percentage and higher research and development expenses, offset in part by lower amortization of intangibles, as discussed above. In addition, our Government Solutions segment operating income for the three months ended January 31, 2021 reflects $0.2 million of additional operating costs for our antenna facility in the United Kingdom due to the impact of the COVID-19 pandemic.

The decrease in unallocated expenses for the three months ended January 31, 2021 as compared to the three months ended January 31, 2020 is primarily due to lower acquisition plan expenses, as discussed above. Amortization of stock-based compensation was $1.3 million and $1.2 million, respectively, for the three months ended January 31, 2021 and 2020.

Excluding the (i) $3.4 million of acquisition plan expenses; (ii) $0.6 million of restructuring costs; and (iii) $0.2 million of additional operating costs due to the impact of COVID-19, consolidated operating income for the three months ended January 31, 2021 would have been $9.5 million, or 5.9% of consolidated net sales. Excluding the $6.0 million of acquisition plan expenses and a $0.3 million benefit related to the reversal of certain estimated contract settlement costs, consolidated operating income for three months ended January 31, 2020 would have been $12.0 million, or 7.4% of consolidated net sales. The decrease, both in dollars and as a percentage of consolidated net sales, was due primarily to a lower gross profit percentage, as discussed above.

Unallocated expenses in fiscal 2021 will be impacted by ongoing acquisition plan expenses, as discussed above.

Interest Expense and Other. Interest expense was $1.4 million and $1.6 million for the three months ended January 31, 2021 and 2020, respectively. Our effective interest rate (including amortization of deferred financing costs) in three months ended January 31, 2021 was approximately 2.7%. Our current cash borrowing rate (which excludes the amortization of deferred financing costs) under our existing Credit Facility approximates 2.4%.

Interest (Income) and Other. Interest (income) and other for both the three months ended January 31, 2021 and 2020 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Index
(Benefit from) Provision for Income Taxes. Our income tax provision or benefit is computed by applying an estimated annual effective tax rate for the full fiscal year to “ordinary” income or loss for the reporting period (“ordinary” is generally defined as pre-tax income or loss excluding unusual or infrequently occurring discrete tax items). For the three months ended January 31, 2021, we recorded a tax benefit of $0.2 million as compared to a tax provision of $1.1 million for the three months ended January 31, 2020. Our effective tax rate (excluding discrete tax items) for the three months ended January 31, 2021 and 2020 was 17.0% and 23.0%, respectively. The decrease from 23.0% to 17.0% is primarily due to expected product and geographical mix changes reflected in our Business Outlook for Fiscal 2021.

For purposes of determining our 17.0% estimated annual effective tax rate for fiscal 2021, the $70.0 million of acquisition plan expense paid to Gilat, during our first quarter of fiscal 2021, was considered an unusual and infrequently occurring discrete tax item and excluded from the computation of our effective tax rate. In addition, no financial statement benefit was recorded for the $70.0 million portion of acquisition plan expenses.

During the three months ended January 31, 2021, we recorded a net discrete tax benefit of $0.8 million, primarily related to updating our effective tax rate for the fiscal year, as well as the finalization of certain tax accounts in connection with the filing of our fiscal 2020 Canadian income tax returns. During the three months ended January 31, 2020, we recorded a net discrete tax expense of approximately $0.1 million.

Our federal income tax returns for fiscal 2017 through 2019 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2016 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Income. During the three months ended January 31, 2021, consolidated net income was $4.2 million as compared to net income of $3.5 million during the three months ended January 31, 2020.

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the three months ended January 31, 2021 and 2020 are shown in the table below (numbers in the table may not foot due to rounding):

	Three months ended January 31,
	2021	2020	2021	2020	2021	2020	2021	2020
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$9.3	12.7	5.7	5.0	(10.8)	(14.2)	$4.2	3.5
Provision for (benefit from) income taxes	0.2	(0.1)	(0.3)	—	(0.1)	1.2	(0.2)	1.1
Interest (income) and other	(0.1)	—	—	—	—	—	(0.1)	—
Interest expense	—	—	—	—	1.4	1.6	1.4	1.6
Amortization of stock-based compensation	—	—	—	—	1.3	1.2	1.3	1.2
Amortization of intangibles	4.3	4.4	0.5	0.9	—	—	4.8	5.2
Depreciation	1.9	2.2	0.4	0.3	0.1	0.2	2.5	2.7
Estimated contract settlement costs	—	(0.3)	—	—	—	—	—	(0.3)
Acquisition plan expenses	—	—	—	—	3.4	6.0	3.4	6.0
Restructuring costs	0.6	—	—	—	—	—	0.6	—
COVID-19 related costs	—	—	0.2	—	—	—	0.2	—
Adjusted EBITDA	$16.2	18.9	6.6	6.2	(4.7)	(3.9)	$18.1	21.2
Percentage of related net sales	18.5%	19.7%	9.0%	9.4%	NA	NA	11.2%	13.1%

The decrease in consolidated Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, for the three months ended January 31, 2021 as compared to the three months ended January 31, 2020 is primarily attributable to a lower gross profit percentage, as discussed above.

The decrease in our Commercial Solutions segment's Adjusted EBITDA, as a percentage of related segment net sales, is primarily due to lower net sales and a lower gross profit percentage, offset in part by cost saving measures, as discussed above.

Index

The decrease in our Government Solutions segment's adjusted EBITDA, as a percentage of related segment net sales, is primarily due to a lower gross profit percentage and higher research and development expenses, as discussed above.

Because our consolidated Adjusted EBITDA, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment as well as unallocated spending, it is inherently difficult to forecast.

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

Index

Reconciliations of our GAAP consolidated operating income, net income and net income per diluted share for the three months ended January 31, 2021 and 2020 to the corresponding non-GAAP measures are shown in the tables below (numbers and per share amounts in the table may not foot due to rounding):

	Three months ended January 31, 2021
($ in millions, except for per share amount)	Operating Income	Net Income	Net Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$5.4	$4.2	$0.17
Acquisition plan expenses	3.4	2.8	0.11
Restructuring costs	0.6	0.5	0.02
COVID-19 related costs	0.2	0.1	0.01
Net discrete tax benefit	—	(0.8)	(0.03)
Non-GAAP measures	$9.5	$6.8	$0.27

	Three months ended January 31, 2020
($ in millions, except for per share amount)	Operating Income	Net Income	Net Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$6.2	$3.5	$0.14
Acquisition plan expenses	6.0	4.6	0.19
Estimated contract settlement costs	(0.3)	(0.2)	(0.01)
Net discrete tax expense	—	0.1	—
Non-GAAP measures	$12.0	$8.0	$0.32

Our Adjusted EBITDA is a Non-GAAP measure that represents earnings (loss) before income taxes, interest (income) and other, write-off of deferred financing costs, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, estimated contract settlement costs, settlement of intellectual property litigation, acquisition plan expenses, restructuring costs, COVID-19 related costs, facility exit costs, strategic alternatives analysis expenses and other. Our definition of Adjusted EBITDA may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is also a measure frequently requested by our investors and analysts. We believe that investors and analysts may use Adjusted EBITDA, along with other information contained in our SEC filings, in assessing our performance and comparability of our results with other companies. Our Non-GAAP measures for consolidated operating income, net income and net income per diluted share reflect the GAAP measures as reported, adjusted for certain items as described. These Non-GAAP financial measures have limitations as an analytical tool as they exclude the financial impact of transactions necessary to conduct our business, such as the granting of equity compensation awards, and are not intended to be an alternative to financial measures prepared in accordance with GAAP. These measures are adjusted as described in the reconciliation of GAAP to Non-GAAP in the above tables, but these adjustments should not be construed as an inference that all of these adjustments or costs are unusual, infrequent or non-recurring. Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures determined in accordance with GAAP. Investors are advised to carefully review the GAAP financial results that are disclosed in our SEC filings.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2021 AND 2020

Net Sales. Consolidated net sales were $296.5 million and $331.9 million for the six months ended January 31, 2021 and 2020, respectively, representing a decrease of $35.4 million, or 10.7%. The period-over-period decrease in net sales reflects lower net sales in both of our segments, as further discussed below.

Index
Commercial Solutions
Net sales in our Commercial Solutions segment were $169.6 million for the six months ended January 31, 2021, as compared to $190.4 million for the six months ended January 31, 2020, a decrease of $20.8 million, or 10.9%. Our Commercial Solutions segment represented 57.2% of consolidated net sales for the six months ended January 31, 2021 as compared to 57.4% for the six months ended January 31, 2020. Our book-to-bill ratio (a measure defined as bookings divided by net sales) for this segment was 1.45. Period-to-period fluctuations in bookings are normal for this segment.

Net sales in the six months ended January 31, 2021 of our satellite ground station technologies were lower than the six months ended January 31, 2020. This product line continues to be impacted by the COVID-19 pandemic's effect on customer demand, particularly in international markets, which represent a large majority of end-users for this product line. Bookings of our satellite ground station technologies during the most recent six-month period were similar to the comparable period of the prior year (which was only partially impacted by COVID-19).

During the six months ended January 31, 2021, we were awarded a number of important orders including: (i) $11.4 million in delivery orders from the U.S. Naval Information Warfare Systems Command for our latest generation SLM-5650B satellite modems and firmware upgrade; (ii) $1.7 million in orders from a large government entity in Asia, who selected our equipment to support a significant network upgrade, replacing a mix of vendors’ installed equipment; (iii) a $1.6 million follow-on order for Ka-band solid-state power amplifiers that use state-of-the-art GaN technology for an IFC application; (iv) $1.5 million in orders for satellite modems and optimization equipment from a North American communication service provider; and (v) a $1.5 million order for Single Channel Per Carrier (“SCPC”) satellite modems from a tier-one defense contractor to upgrade and expand an existing network with our CDM-625A advanced satellite modems.

Net sales in the six months ended January 31, 2021 of our public safety and location technology solutions were lower than the six months ended January 31, 2020. As previously disclosed, we anticipated that AT&T would cease purchasing our 911 wireless call routing solutions as a result of our receipt of a large contract from another large U.S. mobile network operator. Our first half of fiscal 2021 reflected the absence of such sales to AT&T, offset, in part, by increased sales of our 5G virtual mobile location-based technology solutions.

During the six months ended January 31, 2021, we were awarded a statewide contract valued at up to $175.1 million to design, deploy, and operate NG-911 services for the Commonwealth of Pennsylvania. The total contract value includes multi-year contract extension options. The Commonwealth of Pennsylvania initially funded the contract at $137.4 million, $111.6 million of which was booked during our second quarter of fiscal 2021. This contract was awarded to us shortly after we announced the receipt of a $54.0 million contract to design, deploy and operate NG-911 services for the State of South Carolina. Based on our anticipated timing of performance, we expect meaningful revenue contribution from these contracts to begin in fiscal 2022. Other notable public safety and location technology solutions orders received during the first six months of fiscal 2021 include: (i) a contract renewal for location and mapping technologies worth $4.2 million with a tier-one MNO; (ii) a contract award valued at up to $2.9 million to provide NG-911 services, including our Solacom Guardian Intelligent 911 Workstations, to the Toronto Police Service in Canada; (iii) a contract award valued at up to $2.4 million to provide NG-911 services, including our Solacom Guardian Intelligent 911 Workstations, to the City of Edmonton’s police and fire rescue services; (iv) a one-year contract renewal valued at up to $1.6 million to provide the hosted LBS platforms to a tier-one U.S. MNO; (v) a contract renewal valued at up to $1.3 million to provide maintenance and support services to a Canadian MNO; and (vi) a contract renewal valued at up to $1.1 million to provide maintenance and support services for LBS platforms to a tier-one U.S. MNO.

To-date, the business impact of COVID-19 on our public safety and location technology solutions has been relatively muted and long-term demand for our products and services appears strong. Although COVID-19 has resulted in the cancellation of several key public safety trade shows and some states and municipalities have announced budget constraints, we believe that other potential customers are increasing their funding for NG-911 solutions, recognizing the critical importance of upgrading their 911 systems. Overall, we remain optimistic that fiscal 2021 net sales for this segment will be similar to the amount we achieved in fiscal 2020.

Bookings, sales and profitability in our Commercial Solutions segment can fluctuate from period-to-period due to many factors, including changes in the general business environment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Index
Government Solutions
Net sales in our Government Solutions segment were $126.9 million for the six months ended January 31, 2021 as compared to $141.5 million for the six months ended January 31, 2020, a decrease of $14.6 million or 10.3%. Our Government Solutions segment represented 42.8% of consolidated net sales for the six months ended January 31, 2021 as compared to 42.6% for the six months ended January 31, 2020. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for our first half of fiscal 2021 was 0.74. Period-to-period fluctuations in bookings are normal for this segment.

Net sales of both our mission-critical technologies and our high-performance transmission technologies during the six months ended January 31, 2021 were lower as compared to the six months ended January 31, 2020, primarily due to the timing of and performance on orders related to our (i) Global Tactical Advanced Communication Systems ("GTACS") contract; (ii) the U.S. Army's AN/TSC-198 SNAP program; and (iii) high reliability EEE satellite based space components. Sales during the six months ended January 31, 2021 include ongoing performance on our 10-year, $211.0 million IDIQ contract awarded to us by a prime contractor to provide next generation troposcatter systems in support of the U.S. Marine Corps. During the six months ended January 31, 2021, we benefited from the inclusion of nominal sales of X/Y antenna products that we now offer as a result of our January 2020 acquisition of CGC.

During the six months ended January 31, 2021, we received initial orders of $11.5 million related to a new multi-year contract valued at up to $235.7 million to provide ongoing system refurbishment, sustainment services and baseband equipment to the U.S Army, which will support the sustainment of the U.S. Army's AN/TSC-198 SNAP family of ground satellite terminals, to include spare parts, repairs, upgrades, refurbishments, logistics and engineering services and training. This multi-year contract includes a base year award and three one-year option periods exercisable by the U.S. Army. We expect that additional funding will be authorized over the remaining contract period.

Other notable orders received during the six months ended January 31, 2021 include: (i) a $10.4 million contract award from a U.S. military service branch for the first phase of a multi antenna program that consists of multiple full-motion large aperture antenna tracking systems; (ii) $9.6 million of additional orders from the U.S. government for our JCAC training solutions; (iii) $5.9 million of additional funding on our contract to provide the U.S. Army with global field support services for military satellite communication (“SATCOM”) terminals around the world; (iv) a $3.5 million contract for solid-state, high-power RF amplifiers from a major domestic medical instrumentation provider; (v) $3.0 million of additional funding for a 12-month extension on an existing contract to provide the State of Maryland’s Department of Human Services with statewide information technology (“IT”) services; (vi) a $2.8 million contract for high-power amplifier systems from an international prime contractor to be incorporated into electronic warfare systems; (vii) a $2.7 million contract from a major international oil and gas company which will provide the first over-the-horizon system for a floating liquefied natural gas facility utilizing our software-defined CS67PLUS radio/modem; (viii) $2.6 million of orders to supply Manpack Satellite Terminals, networking equipment and other advanced VSAT products to the U.S. Army under our GTACS contract; (ix) a $1.1 million follow-on order from a commercial space company to provide a pair of full motion large aperture antenna systems for its satellite ground system and radar projects; and (x) a follow-on order from a multinational infrastructure company to provide a 21.5m radome for its satellite ground system and radar project.

We believe COVID-19 has resulted in some of our international and military customers delaying potential order awards and shifting fielding schedules from fiscal 2021 to 2022. At the same time, we continue to see strong interest from both the U.S. military and foreign governments for our recently introduced Comtech COMET terminals, which may result in orders that would benefit our fiscal 2022.

During the six months ended January 31, 2021, we temporarily closed our antenna production facility in the United Kingdom due to a spike in COVID-19 cases in that area and we have informed impacted customers that the shipment of certain orders will be delayed.

Long-term demand for our Government Solutions products and technologies remains strong. As such, looking forward, and despite the lingering impact of COVID-19, we believe fiscal 2021 net sales for this segment will be similar to the amount we achieved in fiscal 2020.

Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by our U.S. and international government customers. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Index
Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the six months ended January 31, 2021 and 2020 are as follows:

	Six months ended January 31,
	2021	2020	2021	2020	2021	2020
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	15.5%	17.8%	70.1%	72.5%	38.8%	41.2%
Domestic	57.3%	56.4%	11.1%	9.4%	37.6%	36.3%
Total U.S.	72.8%	74.2%	81.2%	81.9%	76.4%	77.5%

International	27.2%	25.8%	18.8%	18.1%	23.6%	22.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales are sales to Verizon Communications Inc. ("Verizon"), which accounted for 11.1% of consolidated net sales for the six months ended January 31, 2021. Except for the U.S. government, there were no customers that represented more than 10.0% of consolidated net sales during the six months ended January 31, 2020.

International sales for the six months ended January 31, 2021 and 2020 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $69.9 million and $74.7 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for six months ended January 31, 2021 and 2020.

Gross Profit. Gross profit was $105.9 million and $124.2 million for six months ended January 31, 2021 and 2020, respectively. The decrease of $18.3 million primarily reflects the decrease in consolidated net sales, as discussed above. Gross profit, as a percentage of consolidated net sales, for the six months ended January 31, 2021 was 35.7% as compared to 37.4% for the six months ended January 31, 2020. Our gross profit during the first half of fiscal 2021 also reflects significant increases in costs due to order delays, production delays, minor supply chain disruptions, lower levels of factory utilization and higher logistics and operational costs resulting from the COVID-19 pandemic. In particular, gross margins in our Government Solutions segment were negatively impacted by the complete shut-down of our U.K. facility where we design and manufacture our X/Y antenna products. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for the six months ended January 31, 2021 decreased in comparison to the six months ended January 31, 2020. The decrease in gross profit percentage in the six months ended January 31, 2021 primarily reflects changes in products and services mix, including the cessation of sales to AT&T for 911 wireless call routing and lower net sales of our satellite ground station technologies.

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for the six months ended January 31, 2021 is comparable to the six months ended January 31, 2020. As discussed above, gross margins in this segment were impacted by the shut-down of our antenna manufacturing facility which was offset by other favorable product mix changes within the segment. The facility in the United Kingdom is now reopened and normal operations are beginning to resume.

Included in consolidated cost of sales for the six months ended January 31, 2021 and 2020 are provisions for excess and obsolete inventory of $2.4 million and $0.9 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends.

Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast.

Index
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $57.0 million and $61.2 million for the six months ended January 31, 2021 and 2020, respectively, representing a decrease of $4.2 million, or 6.9%. As a percentage of consolidated net sales, selling, general and administrative expenses were 19.2% and 18.4% for the six months ended January 31, 2021 and 2020, respectively.

Excluding $0.6 million of restructuring costs related to the relocation of certain of our satellite earth station production facilities to a new 146,000 square foot facility in Chandler, Arizona, selling, general and administrative expenses for the six months ended January 31, 2021 would have been $56.4 million or 19.0% of consolidated net sales. The increase in selling, general and administrative expenses, as a percentage of consolidated net sales, from 18.4% to 19.0% is primarily attributable to lower consolidated net sales during the period. In addition, we also have increased expenses associated with our January 2020 acquisition of CGC.

Amortization of stock-based compensation expenses recorded as selling, general and administrative expenses was $1.7 million in the six months ended January 31, 2021 as compared to $1.8 million in the six months ended January 31, 2020. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Research and Development Expenses. Research and development expenses were $24.3 million and $28.6 million for the six months ended January 31, 2021 and 2020, respectively, representing a decrease of $4.3 million, or 15.0%. As a percentage of consolidated net sales, research and development expenses were 8.2% and 8.6% for the six months ended January 31, 2021 and 2020, respectively.

For the six months ended January 31, 2021 and 2020, research and development expenses of $19.7 million and $24.8 million, respectively, related to our Commercial Solutions segment, and $4.4 million and $3.6 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.2 million in both the six months ended January 31, 2021 and 2020 related to the amortization of stock-based compensation expense.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During six months ended January 31, 2021 and 2020, customers reimbursed us $7.2 million and $5.1 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $10.4 million for both the six months ended January 31, 2021 and 2020. For the six months ended January 31, 2021 and 2020, amortization expenses of $8.6 million and $8.7 million, respectively, related to our Commercial Solutions segment, and $1.8 million and $1.7 million, respectively, related to our Government Solutions segment. In connection with our acquisition of UHP on March 2, 2021, we expect to record approximately $1.0 million related to the amortization of intangible assets in the second half of fiscal 2021.

Acquisition Plan Expenses. During the six months ended January 31, 2021 and 2020, we incurred $94.5 million and $8.4 million, respectively, of acquisition plan expenses. For the six months ended January 31, 2021, $88.3 million related to the previously announced litigation and merger termination with Gilat, including $70.0 million paid in cash to Gilat. The remaining costs primarily related to the acquisition of UHP and to GD NG-911 acquisition-related litigation. These expenses are primarily recorded in our Unallocated segment.

During the third quarter of fiscal 2021, we expect to incur approximately $3.4 million of acquisition plan expenses. We do not expect to incur significant acquisition plan expenses in the remainder of fiscal 2021, other than those associated with the GD NG-911 acquisition-related litigation matters.

Index
Operating (Loss) Income. Operating loss for the six months ended January 31, 2021 was $80.3 million as compared to operating income of $15.5 million for six months ended January 31, 2020. Operating income (loss) by reportable segment is shown in the table below:

	Six months ended January 31,
	2021	2020	2021	2020	2021	2020	2021	2020
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$18.1	22.5	8.0	12.1	(106.5)	(19.1)	$(80.3)	15.5
Percentage of related net sales	10.7%	11.8%	6.3%	8.6%	NA	NA	NA	4.7%

The decrease in our Commercial Solutions segment operating income, both in dollars and as a percentage of the related segment net sales, for the six months ended January 31, 2021 was driven primarily by lower net sales and a lower gross profit percentage and $0.6 million of restructuring charges, offset in part by lower research and development expenses, as discussed above.

The decrease in our Government Solutions segment operating income for the six months ended January 31, 2021, both in dollars and as a percentage of related segment net sales, was driven primarily by lower net sales and higher research and development expenses, as discussed above. In addition, our Government Solutions segment operating income for the six months ended January 31, 2021 reflects $0.2 million of additional operating costs for our antenna facility in the United Kingdom due to the impact of the COVID-19 pandemic.

The increase in unallocated expenses for the six months ended January 31, 2021 as compared to the six months ended January 31, 2020 is primarily due to the acquisition plan expenses, as discussed above. Amortization of stock-based compensation was $2.0 million and $2.1 million, respectively, for the six months ended January 31, 2021 and 2020.

Excluding (i) $94.5 million of acquisition plan expenses; (ii) $0.6 million of restructuring costs; and (iii) $0.2 million of additional operating costs due to the impact of COVID-19, consolidated operating income for the six months ended January 31, 2021 would have been $15.0 million, or 5.1% of consolidated net sales. Excluding $8.4 million of acquisition plan expenses, consolidated operating income for the six months ended January 31, 2020 would have been $23.9 million, or 7.2% of consolidated net sales. The decrease, both in dollars and as a percentage of consolidated net sales, was due primarily to lower consolidated net sales and a lower gross profit percentage, offset in part by lower research and development expenses, as discussed above.

Unallocated expenses in fiscal 2021 will be impacted by ongoing acquisition plan expenses, as discussed above.

Interest Expense and Other. Interest expense was $3.7 million and $3.4 million for the six months ended January 31, 2021 and 2020, respectively. Interest expense for the six months ended January 31, 2021 includes $1.2 million of incremental interest expense for ticking fees related to a now terminated financing commitment letter. Excluding the $1.2 million, our effective interest rate (including amortization of deferred financing costs) in the six months ended January 31, 2021 was approximately 2.7%. Our current cash borrowing rate (which excludes the amortization of deferred financing costs) under our existing Credit Facility approximates 2.4%.

Interest (Income) and Other. Interest (income) and other for both the six months ended January 31, 2021 and 2020 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

(Benefit from) Provision for Income Taxes. Our income tax provision or benefit is computed by applying an estimated annual effective tax rate for the full fiscal year to “ordinary” income or loss for the reporting period (“ordinary” is generally defined as pre-tax income or loss excluding unusual or infrequently occurring discrete tax items). For the six months ended January 31, 2021, we recorded a tax benefit of $2.4 million as compared to a tax provision of $2.3 million for the six months ended January 31, 2020. Our effective tax rate (excluding discrete tax items) for the six months ended January 31, 2021 and 2020 was 17.0% and 23.0%, respectively. The decrease from 23.0% to 17.0% is primarily due to expected product and geographical mix changes reflected in our Business Outlook for Fiscal 2021.

Index
For purposes of determining our 17.0% estimated annual effective tax rate for fiscal 2021, the $70.0 million of acquisition plan expense paid to Gilat, during our first quarter of fiscal 2021, was considered an unusual and infrequently occurring discrete tax item and excluded from the computation of our effective tax rate. In addition, no financial statement benefit was recorded for the $70.0 million portion of acquisition plan expenses.

During the six months ended January 31, 2021, we recorded a net discrete tax benefit less than $0.1 million. During the six months ended January 31, 2020, we recorded a net discrete tax benefit of $0.5 million, primarily related to stock-based awards that were settled during the period.

Our federal income tax returns for fiscal 2017 through 2019 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2016 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net (Loss) Income. During the six months ended January 31, 2021, consolidated net loss was $81.6 million as compared to net income of $9.9 million during the six months ended January 31, 2020.

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the six months ended January 31, 2021 and 2020 are shown in the table below (numbers in the table may not foot due to rounding):

	Six months ended January 31,
	2021	2020	2021	2020	2021	2020	2021	2020
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$17.6	22.6	8.4	12.1	(107.6)	(24.8)	$(81.6)	9.9
Provision for (benefit from) income taxes	0.6	(0.1)	(0.4)	—	(2.5)	2.4	(2.4)	2.3
Interest (income) and other	—	—	—	—	—	—	—	(0.1)
Interest expense	—	—	0.1	—	3.7	3.4	3.7	3.4
Amortization of stock-based compensation	—	—	—	—	2.0	2.1	2.0	2.1
Amortization of intangibles	8.6	8.7	1.8	1.7	—	—	10.4	10.4
Depreciation	3.9	4.4	0.8	0.6	0.2	0.4	5.0	5.4
Acquisition plan expenses	(1.1)	—	—	—	95.6	8.4	94.5	8.4
Restructuring costs	0.6	—	—	—	—	—	0.6	—
COVID-19 related costs	—	—	0.2	—	—	—	0.2	—
Adjusted EBITDA	$30.2	35.5	10.8	14.4	(8.7)	(8.2)	$32.3	41.8
Percentage of related net sales	17.8%	18.7%	8.5%	10.2%	NA	NA	10.9%	12.6%

The decrease in consolidated Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, for the six months ended January 31, 2021 as compared to the six months ended January 31, 2020 is primarily attributable to lower consolidated net sales and a lower gross profit percentage, offset in part by lower research and development expenses, as discussed above.

The decrease in our Commercial Solutions segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, is primarily due to lower net sales and a lower gross profit percentage, offset in part by lower research and development expenses, offset in part by cost savings measures, as discussed above.

The decrease in our Government Solutions segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, is driven primarily by lower net sales and higher research and development expenses, as discussed above.

Because our consolidated Adjusted EBITDA, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment as well as unallocated spending, it is inherently difficult to forecast.

Index
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

Reconciliations of our GAAP consolidated operating income (loss), net income (loss) and net income (loss) per diluted share for the six months ended January 31, 2021 and 2020 to the corresponding non-GAAP measures are shown in the tables below (numbers and per share amounts in the table may not foot due to rounding). In addition, non-GAAP income per diluted share adjustments for the six months ended January 31, 2021 were computed using 25,365,000 weighted average diluted shares outstanding during the respective period:

	Six months ended January 31, 2021
($ in millions, except for per share amount)	Operating (Loss) Income	Net (Loss) Income	Net (Loss) Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(80.3)	$(81.6)	$(3.22)
Acquisition plan expenses	94.5	90.4	3.56
Restructuring costs	0.6	0.5	0.02
COVID-19 related costs	0.2	0.1	0.01
Interest expense	—	1.0	0.04
Non-GAAP measures	$15.0	$10.3	$0.41

	Six months ended January 31, 2020
($ in millions, except for per share amount)	Operating Income	Net Income	Net Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$15.5	$9.9	$0.40
Acquisition plan expenses	8.4	6.5	0.26
Net discrete tax benefit	—	(0.5)	(0.02)
Non-GAAP measures	$23.9	$15.8	$0.63

Index
Our Adjusted EBITDA is a Non-GAAP measure that represents earnings (loss) before income taxes, interest (income) and other, write-off of deferred financing costs, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, estimated contract settlement costs, settlement of intellectual property litigation, acquisition plan expenses, restructuring costs, COVID-19 related costs, facility exit costs, strategic alternatives analysis expenses and other. Our definition of Adjusted EBITDA may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is also a measure frequently requested by our investors and analysts. We believe that investors and analysts may use Adjusted EBITDA, along with other information contained in our SEC filings, in assessing our performance and comparability of our results with other companies. Our Non-GAAP measures for consolidated operating income, net income and net income per diluted share reflect the GAAP measures as reported, adjusted for certain items as described. These Non-GAAP financial measures have limitations as an analytical tool as they exclude the financial impact of transactions necessary to conduct our business, such as the granting of equity compensation awards, and are not intended to be an alternative to financial measures prepared in accordance with GAAP. These measures are adjusted as described in the reconciliation of GAAP to Non-GAAP in the above tables, but these adjustments should not be construed as an inference that all of these adjustments or costs are unusual, infrequent or non-recurring. Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures determined in accordance with GAAP. Investors are advised to carefully review the GAAP financial results that are disclosed in our SEC filings.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased $16.9 million from $47.9 million at July 31, 2020 to $30.9 million at January 31, 2021. The decrease in cash and cash equivalents during the six months ended January 31, 2021 was driven by the following:

•Net cash used in operating activities was $63.4 million for the six months ended January 31, 2021 as compared to net cash provided by operating activities of $31.3 million for the six months ended January 31, 2020. During the six months ended January 31, 2021, in connection with an agreement to terminate our acquisition of Gilat, we made a $70.0 million payment to Gilat. Excluding such payment, net cash provided by operating activities would have been $6.6 million. The period-over-period decrease in cash flow from operating activities (excluding the $70.0 million payment to Gilat) reflects lower net sales and overall changes in net working capital requirements, principally the timing of shipments, billings and payments. We expect strong operating cash flows during the remainder of fiscal 2021.

•Net cash used in investing activities for the six months ended January 31, 2021 and 2020 was $4.4 million and $13.7 million, respectively. During the six months ended January 31, 2021 and 2020, we paid $0.8 million and $11.2 million, respectively, in connection with the acquisition of CGC Technology Limited, net of cash acquired. The remaining portion of net cash used in both periods relates to expenditures for property, plant and equipment upgrades and enhancements.

•Net cash provided by financing activities was $50.9 million for the six months ended January 31, 2021 as compared to net cash used in financing activities of $16.7 million for the six months ended January 31, 2020. During the six months ended January 31, 2021, we had net borrowings under our Credit Facility of $58.5 million, primarily due to the $70.0 million payment we made to Gilat. During the six months ended January 31, 2021 and 2020, we paid $5.2 million and $5.1 million, respectively, in cash dividends to our stockholders. We also made $2.7 million and $5.2 million of payments to remit employees' statutory tax withholding requirements related to the net settlement of stock-based awards during the six months ended January 31, 2021 and 2020, respectively.

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

Index
As of January 31, 2021, our material short-term cash requirements primarily consist of: (i) interest payments under our Credit Facility; (ii) payments related to lease commitments; (iii) our ongoing working capital needs, including income tax payments; and (iv) payment of accrued quarterly dividends.

As discussed in "Notes to Condensed Consolidated Financial Statements - Note (2) - Acquisitions - Subsequent Event - UHP Networks Inc.," we completed our acquisition of UHP on March 2, 2021. Pursuant to a stock purchase agreement, initially entered into in November 2019 and amended in June 2020 and on March 2, 2021, we paid the initial up-front payment of approximately $24.0 million in shares of our common stock. An additional $5.0 million, payable at our option in cash or shares of common stock, is subject to certain conditions that we expect will be satisfied within twelve months after the acquisition. The stock purchase agreement also provides for an earn-out payment of up to an additional $9.0 million, also payable at our option in cash and or common stock, if specified sales milestones are reached during the eighteen-month period ending September 30, 2022. We issued 1,026,567 shares of our common stock at closing, based on a volume weighted average price of approximately $28.14 per share, to satisfy initial payment and escrow arrangements under the terms of the stock purchase agreement.

On March 3, 2021, we filed a shelf registration statement with the SEC for the sale of 1,381,567 shares of our common stock by the selling shareholder of UHP. To-date, we have issued 1,026,567 shares pursuant to this shelf registration statement to satisfy initial payment and escrow arrangements under the terms of the stock purchase agreement.

In December 2018, we filed a $400.0 million shelf registration statement with the SEC for the sale of various types of securities, including debt. The shelf registration statement was declared effective by the SEC as of December 14, 2018.

On September 29, 2020, our Board of Directors authorized a new $100.0 million stock repurchase program, which replaced our prior program. The new $100.0 million stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases of our common stock during six months ended January 31, 2021 and 2020.

On September 29, 2020 and December 9, 2020, our Board of Directors declared a dividend of $0.10 per common share, which were paid on October 27, 2020 and February 19, 2021, respectively. On March 11, 2021, our Board of Directors declared a dividend of $0.10 per common share, payable on May 21, 2021 to stockholders of record at the close of business on April 21, 2021. Future dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval.

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

Index

As of January 31, 2021, the amount outstanding under our Credit Facility was $208.0 million, which is reflected in the non-current portion of long-term debt on our Condensed Consolidated Balance Sheet. At January 31, 2021, we had $3.0 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During six months ended January 31, 2021, we had outstanding balances under the Credit Facility ranging from $125.0 million to $217.0 million.

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

As of January 31, 2021, our Secured Leverage Ratio was 3.00x TTM Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of January 31, 2021 was 12.45x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA.

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

Capitalized terms used but not defined herein have the meanings set forth for such terms in the Credit Facility, which has been documented and filed with the SEC.

Off-Balance Sheet Arrangements
As of January 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Commitments
In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of January 31, 2021, will materially adversely affect our liquidity.

Index

At January 31, 2021, cash payments due under long-term obligations (including estimated interest expense on our Credit Facility), excluding purchase orders that we entered into in our normal course of business, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	Remainder of 2021	2022 and 2023	2024 and 2025	After 2025
Credit Facility - principal payments	$208,000	—	—	208,000	—
Credit Facility - interest payments	15,082	2,765	10,960	1,357	—
Operating and finance lease obligations	62,770	5,371	18,581	13,690	25,128
Contractual cash obligations	$285,852	8,136	29,541	223,047	25,128

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

As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (17) - Stockholders’ Equity," on March 11, 2021, our Board of Directors declared a dividend of $0.10 per common share, payable on May 21, 2021 to stockholders of record at the close of business on April 21, 2021. Future dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval.

At January 31, 2021, we have approximately $3.0 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts. Such amounts are not included in the above table.

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

Our Condensed Consolidated Balance Sheet at January 31, 2021 includes total liabilities of $8.7 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

Index

As further discussed in "Notes to Condensed Consolidated Financial Statements – Note (3) - Adoption of Accounting Standards and Updates" during six months ended January 31, 2021, we adopted:

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

In addition, the following FASB ASUs have been issued and incorporated into the FASB ASC and have not yet been adopted by us as of January 31, 2021:

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

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of January 31, 2021, we had cash and cash equivalents of $30.9 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of January 31, 2021, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

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

Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS - The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2021, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

Exhibit 101.SCH - Inline XBRL Taxonomy Extension Schema Document

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	March 11, 2021	By: /s/ Fred Kornberg
	(Date)	Fred Kornberg
Chairman of the Board
Chief Executive Officer
(Principal Executive Officer)

Date:	March 11, 2021	By: /s/ Michael A. Bondi
	(Date)	Michael A. Bondi
Chief Financial Officer
(Principal Financial and Accounting Officer)