Form 10-Q
period 2021-04-30
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2021-06-08
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2021

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
☐ Yes              ☒ No
As of June 4, 2021, the number of outstanding shares of Common Stock, par value $0.10 per share, of the registrant was 26,068,995 shares.

Index

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	April 30, 2021	July 31, 2020
Current assets:
Cash and cash equivalents	$39,198,000	47,878,000
Accounts receivable, net	144,132,000	126,816,000
Inventories, net	83,106,000	82,302,000
Prepaid expenses and other current assets	25,801,000	20,101,000
Total current assets	292,237,000	277,097,000
Property, plant and equipment, net	29,366,000	27,037,000
Operating lease right-of-use assets, net	47,296,000	30,033,000
Goodwill	347,780,000	330,519,000
Intangibles with finite lives, net	274,048,000	258,019,000
Deferred financing costs, net	1,839,000	2,391,000
Other assets, net	6,026,000	4,551,000
Total assets	$998,592,000	929,647,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,277,000	23,423,000
Accrued expenses and other current liabilities	97,602,000	85,161,000
Operating lease liabilities, current	8,755,000	8,247,000
Dividends payable	2,600,000	2,468,000
Contract liabilities	56,192,000	40,250,000
Interest payable	227,000	163,000
Total current liabilities	198,653,000	159,712,000
Non-current portion of long-term debt, net	215,000,000	149,500,000
Operating lease liabilities, non-current	41,542,000	24,109,000
Income taxes payable	2,588,000	1,963,000
Deferred tax liability, net	24,495,000	17,637,000
Long-term contract liabilities	8,997,000	9,596,000
Other liabilities	15,695,000	17,831,000
Total liabilities	506,970,000	380,348,000
Commitments and contingencies (See Note 18)
Stockholders’ equity:
Preferred stock, par value $0.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $0.10 per share; authorized 100,000,000 shares; issued 41,102,215 shares and 39,924,439 shares at April 30, 2021 and July 31, 2020, respectively	4,110,000	3,992,000
Additional paid-in capital	601,029,000	569,891,000
Retained earnings	328,332,000	417,265,000
	933,471,000	991,148,000
Less:
Treasury stock, at cost (15,033,317 shares at April 30, 2021 and July 31, 2020)	(441,849,000)	(441,849,000)
Total stockholders’ equity	491,622,000	549,299,000
Total liabilities and stockholders’ equity	$998,592,000	929,647,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,

	2021	2020	2021	2020
Net sales	$139,376,000	135,121,000	435,886,000	467,042,000
Cost of sales	86,360,000	82,120,000	276,982,000	289,872,000
Gross profit	53,016,000	53,001,000	158,904,000	177,170,000

Expenses:
Selling, general and administrative	26,997,000	32,313,000	83,999,000	93,538,000
Research and development	13,092,000	12,324,000	37,391,000	40,925,000
Amortization of intangibles	5,310,000	5,517,000	15,671,000	15,952,000
Acquisition plan expenses	5,267,000	5,983,000	99,807,000	14,397,000
	50,666,000	56,137,000	236,868,000	164,812,000

Operating income (loss)	2,350,000	(3,136,000)	(77,964,000)	12,358,000

Other expenses (income):
Interest expense	1,518,000	1,504,000	5,233,000	4,924,000
Interest (income) and other	(276,000)	108,000	(276,000)	37,000

Income (loss) before provision for (benefit from) income taxes	1,108,000	(4,748,000)	(82,921,000)	7,397,000
Provision for (benefit from) income taxes	316,000	(759,000)	(2,078,000)	1,503,000

Net income (loss)	$792,000	(3,989,000)	(80,843,000)	5,894,000
Net income (loss) per share:
Basic	$0.03	(0.16)	(3.12)	0.24
Diluted	$0.03	(0.16)	(3.12)	0.24

Weighted average number of common shares outstanding – basic	25,911,000	24,982,000	25,875,000	24,730,000

Weighted average number of common and common equivalent shares outstanding – diluted	26,266,000	24,982,000	25,875,000	24,892,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Three months ended April 30, 2021 and 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of January 31, 2020	39,752,559	$3,975,000	$563,834,000	$425,243,000	15,033,317	$(441,849,000)	$551,203,000
Equity-classified stock award compensation	—	—	981,000	—	—	—	981,000
Proceeds from issuance of employee stock purchase plan shares	16,158	2,000	178,000	—	—	—	180,000
Forfeiture of restricted stock	(5,539)	(1,000)	1,000	—	—	—	—
Net settlement of stock-based awards	2,079	1,000	(29,000)	—	—	—	(28,000)
Cash dividends declared, net ($0.10 per share)	—	—	—	(2,466,000)	—	—	(2,466,000)
Accrual of dividend equivalents, net of reversal ($0.10 per share)	—	—	—	(56,000)	—	—	(56,000)
Net loss	—	—	—	(3,989,000)	—	—	(3,989,000)
Balance as of April 30, 2020	39,765,257	$3,977,000	$564,965,000	$418,732,000	15,033,317	$(441,849,000)	$545,825,000

Balance as of January 31, 2021	40,059,977	$4,006,000	$570,891,000	$330,236,000	15,033,317	$(441,849,000)	$463,284,000
Equity-classified stock award compensation	—	—	1,204,000	—	—	—	1,204,000
Proceeds from issuance of employee stock purchase plan shares	12,113	1,000	204,000	—	—	—	205,000
Forfeiture of restricted stock	(480)	—	—	—	—	—	—
Net settlement of stock-based awards	4,038	—	(59,000)	—	—	—	(59,000)
Common stock issued for acquisition of UHP Networks Inc.	1,026,567	103,000	28,789,000	—	—	—	28,892,000
Cash dividends declared, net ($0.10 per share)	—	—	—	(2,600,000)	—	—	(2,600,000)
Accrual of dividend equivalents, net of reversal ($0.10 per share)	—	—	—	(96,000)	—	—	(96,000)
Net income	—	—	—	792,000	—	—	792,000
Balance as of April 30, 2021	41,102,215	$4,110,000	$601,029,000	$328,332,000	15,033,317	$(441,849,000)	$491,622,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Nine months ended April 30, 2021 and 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2019	39,276,161	$3,928,000	$552,670,000	$420,333,000	15,033,317	$(441,849,000)	$535,082,000
Equity-classified stock award compensation	—	—	3,098,000	—	—	—	3,098,000
Proceeds from exercises of stock options	16,700	2,000	466,000	—	—	—	468,000
Proceeds from issuance of employee stock purchase plan shares	36,168	4,000	686,000	—	—	—	690,000
Issuance of restricted stock	3,319	—	—	—	—	—	—
Net settlement of stock-based awards	109,405	11,000	(3,498,000)	—	—	—	(3,487,000)
Common stock issued for acquisition of CGC Technology Limited	323,504	32,000	11,543,000	—	—	—	11,575,000
Cash dividends declared, net ($0.30 per share)	—	—	—	(7,326,000)	—	—	(7,326,000)
Accrual of dividend equivalents, net of reversal ($0.30 per share)	—	—	—	(169,000)	—	—	(169,000)
Net income	—	—	—	5,894,000	—	—	5,894,000
Balance as of April 30, 2020	39,765,257	$3,977,000	$564,965,000	$418,732,000	15,033,317	$(441,849,000)	$545,825,000

Balance as of July 31, 2020	39,924,439	$3,992,000	$569,891,000	$417,265,000	15,033,317	$(441,849,000)	$549,299,000
Equity-classified stock award compensation	—	—	3,190,000	—	—	—	3,190,000
Proceeds from issuance of employee stock purchase plan shares	43,235	4,000	570,000	—	—	—	574,000
Issuance of restricted stock, net of forfeiture	35,495	4,000	(4,000)	—	—	—	—
Net settlement of stock-based awards	72,479	7,000	(1,407,000)	—	—	—	(1,400,000)
Common stock issued for acquisition of UHP	1,026,567	103,000	28,789,000	—	—	—	28,892,000
Cash dividends declared, net ($0.30 per share)	—	—	—	(7,588,000)	—	—	(7,588,000)
Accrual of dividend equivalents, net of reversal ($0.30 per share)	—	—	—	(287,000)	—	—	(287,000)
Adoption of current expected credit loss standard	—	—	—	(215,000)	—	—	(215,000)
Net loss	—	—	—	(80,843,000)	—	—	(80,843,000)
Balance as of April 30, 2021	41,102,215	$4,110,000	$601,029,000	$328,332,000	15,033,317	$(441,849,000)	$491,622,000

See accompanying notes to condensed consolidated financial statements. (Continued)

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended April 30,

	2021	2020
Cash flows from operating activities:
Net (loss) income	$(80,843,000)	5,894,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	7,283,000	8,022,000
Amortization of intangible assets with finite lives	15,671,000	15,952,000
Amortization of stock-based compensation	3,190,000	3,098,000
Amortization of deferred financing costs	552,000	553,000
Estimated contract settlement costs	—	444,000
Changes in other liabilities	(5,067,000)	(3,100,000)
Loss on disposal of property, plant and equipment	29,000	3,000
Benefit from allowance for doubtful accounts	(287,000)	(364,000)
Provision for excess and obsolete inventory	3,213,000	1,238,000
Deferred income tax (benefit) expense	(28,000)	1,374,000
Other	(225,000)	—
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(17,098,000)	10,129,000
Inventories	(3,935,000)	(5,689,000)
Prepaid expenses and other current assets	(3,735,000)	(4,080,000)
Other assets	(2,613,000)	(20,000)
Accounts payable	8,122,000	6,748,000
Accrued expenses and other current liabilities	1,850,000	(78,000)
Contract liabilities	14,686,000	1,063,000
Other liabilities, non-current	3,756,000	303,000
Interest payable	64,000	(307,000)
Income taxes payable	(1,167,000)	(2,176,000)
Net cash (used in) provided by operating activities	(56,582,000)	39,007,000
Cash flows from investing activities:
Net cash acquired from acquisition of UHP	1,381,000	—
Payment for acquisition of CGC, net of cash acquired	(750,000)	(11,165,000)
Payment for acquisition of NG-911 Inc.	—	(781,000)
Purchases of property, plant and equipment	(8,237,000)	(4,420,000)
Net cash used in investing activities	(7,606,000)	(16,366,000)
Cash flows from financing activities:
Net borrowings (payments) of long-term debt under Credit Facility	65,500,000	(5,600,000)
Remittance of employees' statutory tax withholding for stock awards	(2,799,000)	(5,274,000)
Cash dividends paid	(7,734,000)	(7,553,000)
Repayment of principal amounts under finance lease liabilities	(33,000)	(314,000)
Proceeds from issuance of employee stock purchase plan shares	574,000	690,000
Proceeds from exercises of stock options	—	468,000
Net cash provided by (used in) financing activities	55,508,000	(17,583,000)
Net (decrease) increase in cash and cash equivalents	(8,680,000)	5,058,000
Cash and cash equivalents at beginning of period	47,878,000	45,576,000
Cash and cash equivalents at end of period	$39,198,000	50,634,000
See accompanying notes to condensed consolidated financial statements. (Continued)

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine months ended April 30,

	2021	2020
Supplemental cash flow disclosures:
Cash paid (received) during the period for:
Interest	$4,565,000	4,546,000
Income taxes, net	$(882,000)	2,330,000

Non-cash investing and financing activities:
Reclass of finance lease right-of-use assets to property, plant and equipment	$—	698,000

Cash dividends declared but unpaid (including accrual of dividend equivalents)	$2,887,000	2,635,000

Accrued additions to property, plant and equipment	$2,068,000	1,201,000

Issuance of restricted stock	$4,000	—

Common stock issued for acquisitions	$28,892,000	11,575,000

Fair value of UHP acquisition contingent earn-out consideration	$8,500,000	—

Accruals related to acquisitions	$—	4,020,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and its subsidiaries ("Comtech," "we," "us," or "our") as of and for the three and nine months ended April 30, 2021 and 2020 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

    Impact of Coronavirus Disease 2019 Pandemic ("COVID-19") on Our Business

Since March 2020, we have conducted most of our non-production related operations using remote working arrangements, curtailed most business travel, and have established social distancing safeguards. Additionally, we have experienced order and production delays, minor supply chain disruptions, lower levels of factory utilization and higher logistics and operational costs. Although the COVID-19 pandemic is by no means over and additional waves of COVID-19 could again alter the business landscape, we believe that the pandemic’s worst impact on our business is largely behind us. Our long-term fundamentals remain strong and we continue to believe both of our segments are well-positioned for growth.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(2)     Acquisitions
UHP Networks Inc.

On March 2, 2021, we completed our acquisition of UHP Networks Inc. ("UHP"), a leading provider of innovative and disruptive satellite ground station technology solutions, pursuant to a stock purchase agreement initially entered into in November 2019 and amended in June 2020 and on March 1, 2021, respectively. With end-markets for high-speed satellite-based network significantly growing, our acquisition of UHP allows us to enhance our Commercial Solutions segment's offerings with low cost time division multiple access ("TDMA") satellite modems.

The acquisition has a preliminary purchase price for accounting purposes of $37,402,000. The initial upfront payment of approximately $23,902,000 was paid primarily in shares of our common stock, with $10,000 in cash. An additional $5,000,000, payable at our option in cash and or shares of our common stock, was placed in escrow and is subject to certain conditions that we expect will be satisfied within twelve months after the acquisition. The stock purchase agreement also provides for an earn-out payment of up to $9,000,000, also payable at our option in cash and or shares of our common stock, if specified sales milestones are reached during the eighteen-month period ending September 30, 2022. The preliminary estimated fair value of such contingent earn-out consideration at the acquisition date was $8,500,000.

Of the $23,902,000 paid at closing, $5,060,000 was placed into escrow to be released once the following conditions are met pursuant to the stock purchase agreement: (i) $500,000 payable upon settlement of net working capital adjustments; and (ii) $4,560,000 payable ratably over three years upon settlement of potential indemnification obligations of the seller.

We issued 1,026,567 shares of our common stock at closing, based on a volume weighted average stock price of approximately $28.14 per share, in satisfaction of initial payment and escrow arrangements under the terms of the stock purchase agreement.

We are accounting for the acquisition of UHP under the acquisition method of accounting in accordance with FASB ASC 805, "Business Combinations" ("ASC 805"). The purchase price was allocated to the assets acquired and liabilities assumed, based on their preliminary fair value as of March 2, 2021 pursuant to the business combination accounting rules. Acquisition plan expenses were not included as a component of consideration transferred and were expensed in the period incurred. Our condensed consolidated statements of operations for the three and nine months ended April 30, 2021 include a nominal amount of revenue contribution from UHP. Pro forma financial information is not disclosed, as the acquisition is not material.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in connection with the UHP acquisition:

	March 2, 2021
Initial upfront payment	$23,902,000
Hold-back amount	5,000,000
Contingent earn-out consideration	8,500,000
Preliminary purchase price at fair value	$37,402,000
Preliminary allocation of aggregate purchase price:
Cash and cash equivalents	$1,391,000
Current assets	1,235,000
Property, plant and equipment	10,000
Deferred tax assets	286,000
Contract liabilities	(657,000)
Accrued warranty obligations	(750,000)
Other current liabilities	(1,166,000)
Non-current liabilities	(160,000)
Net tangible assets at preliminary fair value	$189,000
Identifiable intangibles, deferred taxes and goodwill:		Estimated Useful Lives
Technology	$15,300,000	15 years
Customer relationships	15,500,000	15 years
Trade name	800,000	20 years
Deferred tax liabilities	(8,374,000)
Goodwill	13,987,000	Indefinite
Preliminary allocation of aggregate purchase price	$37,402,000

The acquired identifiable intangible assets are being amortized on a straight-line basis, which we believe approximates the pattern in which the assets are utilized over their estimated useful lives. The preliminary fair value of customer relationships was primarily based on the value of the discounted cash flows that the related intangible asset could be expected to generate in the future. The preliminary fair value of technology and trade name was based on the discounted capitalization of royalty expense saved because we now own the assets. The preliminary estimated fair value of contingent earn-out consideration represents the present value of the estimated amount payable, based on a probability-weighted amount of net sales, as defined, during the earn-out period, which reflects significant management estimates and assumptions using unobservable Level 3 inputs, including: (i) possible outcomes for targeted net sales during the earn-out period; (ii) timing of each possible outcome; (iii) probability of each possible outcome; and (vi) discount rate reflecting the credit risk of the Company. Among the factors contributing to the recognition of goodwill, as a component of the preliminary purchase price allocation, were synergies in products and technologies and the addition of a skilled, assembled workforce. This goodwill has been assigned to our Commercial Solutions segment based on specific identification and is generally not deductible for income tax purposes.

The allocation of the preliminary purchase price shown in the above table was based upon a preliminary valuation and estimates and assumptions that are subject to change within the purchase price allocation period, generally one year from the acquisition date. The primary areas of the purchase price allocation not yet finalized include the purchase price (due to customary adjustments for final net working capital, potential indemnification obligations of the seller under the stock purchase agreement and contingent earn-out consideration), a final assessment of assets acquired and liabilities assumed, accrued warranty obligations, income taxes and residual goodwill.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Acquisition Plan Expenses

During the three and nine months ended April 30, 2021 and 2020, we incurred acquisition plan expenses of $5,267,000 and $5,983,000 and $99,807,000 and $14,397,000, respectively. Of the amount recorded in the nine months ended April 30, 2021, $88,343,000 related to the previously announced litigation and merger termination with Gilat Satellite Networks, Ltd. ("Gilat"), including $70,000,000 paid in cash to Gilat. The remaining costs primarily related to the April 2021 settlement of litigation associated with the 2019 acquisition of GD NG-911 as well as our acquisition of UHP which closed in March 2021. We do not expect any significant acquisition plan expense during the fourth quarter of fiscal 2021.

(3)     Adoption of Accounting Standards and Updates

We are required to prepare our condensed consolidated financial statements in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") which is the source for all authoritative U.S. generally accepted accounting principles, which are commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs"). During the nine months ended April 30, 2021, we adopted:

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

The cost-to-cost method is principally used to account for contracts in our Government Solutions segment and, to a lesser extent, certain location-based and messaging infrastructure contracts in our public safety and location technologies product line within our Commercial Solutions segment. For service-based contracts in our public safety and location technologies product line, we also recognize revenue over time. These services are typically recognized as a series of services performed over the contract term using the straight-line method, or based on our customers’ actual usage of the networks and platforms which we provide.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Point in time accounting is principally applied to contracts in our satellite ground station technologies product line in our Commercial Solutions segment (which includes satellite modems, solid-state and traveling wave tube amplifiers) and certain contracts for our solid-state, high-power RF amplifiers in our Government Solutions segment. The contracts related to these product lines do not meet the requirements for over time revenue recognition because our customers cannot utilize the equipment for its intended purpose during any phase of our manufacturing process; customers do not simultaneously receive and or consume the benefits provided by our performance; customers do not control the asset (i.e., prior to delivery, customers cannot direct the use of the asset, sell or exchange the equipment, etc.); and, although many of our contracts have termination for convenience clauses and or an enforceable right to payment for performance completed to date, our performance creates an asset with an alternative use through the point of delivery.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Substantially all of our contracts with customers are denominated in U.S. dollars and typically are either firm fixed-price or cost reimbursable type contracts (including fixed-fee, incentive-fee and time-and-material type contracts). In almost all of our contracts with customers, we are the principal in the arrangement and report revenue on a gross basis. Transaction prices for contracts with U.S. domestic and international customers are usually based on specific negotiations with each customer and in the case of the U.S. government, sometimes based on estimated or actual costs of providing the goods or services in accordance with applicable regulations. Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended April 30,		Nine months ended April 30,
	2021	2020	2021	2020
United States
U.S. government	33.2%	30.7%	37.1%	38.1%
Domestic	46.6%	45.0%	40.4%	38.8%
Total United States	79.8%	75.7%	77.5%	76.9%

International	20.2%	24.3%	22.5%	23.1%
Total	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales are sales to Verizon Communications Inc. ("Verizon"), which accounted for 11.4% and 11.2% of consolidated net sales for the three and nine months ended April 30, 2021, respectively. Except for the U.S. government, there were no customers that represented more than 10.0% of consolidated net sales during the three and nine months ended April 30, 2020. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10.0% of consolidated net sales for the three and nine months ended April 30, 2021 and 2020.

The following tables summarize our disaggregation of revenue consistent with information reviewed by our chief operating decision-maker ("CODM") for the three and nine months ended April 30, 2021 and 2020. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors which impact our business:

	Three months ended April 30, 2021			Nine months ended April 30, 2021
	Commercial Solutions	Government Solutions	Total	Commercial Solutions	Government Solutions	Total
Geographical region and customer type
U.S. government	$15,079,000	31,227,000	$46,306,000	$41,383,000	120,157,000	$161,540,000
Domestic	55,869,000	9,036,000	64,905,000	153,128,000	23,134,000	176,262,000
Total United States	70,948,000	40,263,000	111,211,000	194,511,000	143,291,000	337,802,000

International	20,416,000	7,749,000	28,165,000	66,480,000	31,604,000	98,084,000
Total	$91,364,000	48,012,000	$139,376,000	$260,991,000	174,895,000	$435,886,000
Contract type
Firm fixed-price	$90,727,000	31,726,000	$122,453,000	$258,859,000	102,456,000	$361,315,000
Cost reimbursable	637,000	16,286,000	16,923,000	2,132,000	72,439,000	74,571,000
Total	$91,364,000	48,012,000	$139,376,000	$260,991,000	174,895,000	$435,886,000
Transfer of control
Point in time	$32,305,000	22,108,000	$54,413,000	$99,111,000	71,674,000	$170,785,000
Over time	59,059,000	25,904,000	84,963,000	161,880,000	103,221,000	265,101,000
Total	$91,364,000	48,012,000	$139,376,000	$260,991,000	174,895,000	$435,886,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended April 30, 2020			Nine months ended April 30, 2020
	Commercial Solutions	Government Solutions	Total	Commercial Solutions	Government Solutions	Total
Geographical region and customer type
U.S. government	$7,230,000	34,268,000	$41,498,000	$41,167,000	136,941,000	$178,108,000
Domestic	51,499,000	9,314,000	60,813,000	158,856,000	22,588,000	181,444,000
Total United States	58,729,000	43,582,000	102,311,000	200,023,000	159,529,000	359,552,000

International	19,582,000	13,228,000	32,810,000	68,724,000	38,766,000	107,490,000
Total	$78,311,000	56,810,000	$135,121,000	$268,747,000	198,295,000	$467,042,000
Contract type
Firm fixed-price	$77,553,000	39,079,000	$116,632,000	$265,318,000	128,677,000	$393,995,000
Cost reimbursable	758,000	17,731,000	18,489,000	3,429,000	69,618,000	73,047,000
Total	$78,311,000	56,810,000	$135,121,000	$268,747,000	198,295,000	$467,042,000
Transfer of control
Point in time	$25,730,000	32,193,000	$57,923,000	$106,464,000	98,653,000	$205,117,000
Over time	52,581,000	24,617,000	77,198,000	162,283,000	99,642,000	261,925,000
Total	$78,311,000	56,810,000	$135,121,000	$268,747,000	198,295,000	$467,042,000

The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on our Condensed Consolidated Balance Sheet. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. For certain contracts with provisions that are intended to protect customers in the event we do not satisfy our performance obligations, billings occur subsequent to revenue recognition, resulting in unbilled receivables. Under ASC 606, unbilled receivables constitute contract assets. There were no material impairment losses recognized on contract assets during the nine months ended April 30, 2021 and 2020, respectively. On large long-term contracts, and for contracts with international customers that do not do business with us regularly, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to-date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract. Under the typical payment terms for our contracts accounted for at a point in time, costs are accumulated in inventory until the time of billing, which generally coincides with revenue recognition. Of the contract liability balance at July 31, 2020 and July 31, 2019, $30,011,000 and $31,000,000 was recognized as revenue during the nine months ended April 30, 2021 and 2020, respectively. Contract liabilities increased $657,000 as a result of our acquisition of UHP discussed in Note (2) - “Acquisitions - UHP Networks Inc.”

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under indefinite delivery / indefinite quantity ("IDIQ") contracts. As of April 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $636,460,000 (which represents the amount of our consolidated funded backlog). We estimate that a substantial portion of our remaining performance obligations at April 30, 2021 will be completed and recognized as revenue during the next twenty-four month period, with the rest thereafter. During the three and nine months ended April 30, 2021, revenue recognized from performance obligations satisfied, or partially satisfied, in previous periods (for example due to changes in the transaction price) was not material.

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

As of April 30, 2021 and July 31, 2020, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

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

There were no repurchases of our common stock during the three and nine months ended April 30, 2021 and 2020. See Note (17) - "Stockholders’ Equity" for more information.

Weighted average stock options, RSUs and restricted stock outstanding of 912,000 and 1,440,000 for the three months ended April 30, 2021 and 2020 and 1,499,000 and 642,000 for the nine months ended April 30, 2021 and 2020, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 236,000 and 203,000 weighted average performance shares outstanding for the three months ended April 30, 2021 and 2020, respectively, and 235,000 and 201,000 for the nine months ended April 30, 2021 and 2020, respectively, as the performance conditions have not yet been satisfied. However, net income (loss) (the numerator) for EPS calculations for each respective period, is reduced by the compensation expense related to these awards.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended April 30,		Nine months ended April 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) for basic calculation	$792,000	(3,989,000)	$(80,843,000)	5,894,000
Numerator for diluted calculation	$792,000	(3,989,000)	$(80,843,000)	5,894,000

Denominator:
Denominator for basic calculation	25,911,000	24,982,000	25,875,000	24,730,000
Effect of dilutive securities:
Stock-based awards	355,000	—	—	162,000
Denominator for diluted calculation	26,266,000	24,982,000	25,875,000	24,892,000
(7)     Accounts Receivable

Accounts receivable consist of the following at:

	April 30, 2021	July 31, 2020
Receivables from commercial and international customers	$71,383,000	67,109,000
Unbilled receivables from commercial and international customers	29,271,000	21,588,000
Receivables from the U.S. government and its agencies	37,596,000	32,870,000
Unbilled receivables from the U.S. government and its agencies	7,269,000	7,018,000
Total accounts receivable	145,519,000	128,585,000
Less allowance for doubtful accounts	1,387,000	1,769,000
Accounts receivable, net	$144,132,000	126,816,000

Unbilled receivables as of April 30, 2021 relate to contracts-in-progress for which revenue has been recognized, but for which we have not yet earned the right to bill the customer for work performed to-date. Under ASC 606, unbilled receivables constitute contract assets. Management estimates that a substantial portion of the amounts not yet billed at April 30, 2021 will be billed and collected within one year.

Allowance for doubtful accounts as of April 30, 2021 includes $215,000 recorded at August 1, 2020 as a result of our adoption of FASB ASU No. 2016-13, which is discussed in more detail in Note (3) - "Adoption of Accounting Standards and Updates."

As of April 30, 2021, the U.S. government (and its agencies) and Verizon represented 30.8% and 14.6%, respectively, of total accounts receivable. As of July 31, 2020, except for the U.S. government (and its agencies), which represented 31.0% of total accounts receivable, there were no other customers which accounted for greater than 10.0% of total accounts receivable.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(8)     Inventories

Inventories consist of the following at:

	April 30, 2021	July 31, 2020
Raw materials and components	$63,288,000	59,175,000
Work-in-process and finished goods	39,755,000	42,203,000
Total inventories	103,043,000	101,378,000
Less reserve for excess and obsolete inventories	19,937,000	19,076,000
Inventories, net	$83,106,000	82,302,000

As of April 30, 2021 and July 31, 2020, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $6,442,000 and $7,215,000, respectively, and the amount of inventory related to contracts from third-party commercial customers who outsource their manufacturing to us was $1,531,000 and $1,387,000, respectively.

(9)     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	April 30, 2021	July 31, 2020
Accrued wages and benefits	$28,167,000	20,857,000
Accrued contract costs	17,136,000	15,306,000
Accrued warranty obligations	16,747,000	15,200,000
Accrued legal costs	2,783,000	2,539,000
Accrued commissions and royalties	4,728,000	4,621,000
Accrued acquisition-related costs	12,175,000	7,014,000
Other	15,866,000	19,624,000
Accrued expenses and other current liabilities	$97,602,000	85,161,000

Accrued contract costs represent direct and indirect costs on contracts as well as estimates of amounts owed for invoices not yet received from vendors or reflected in accounts payable.

Accrued acquisition-related costs as of April 30, 2021 include $8,581,000 of contingent earn-out consideration related to our acquisition of UHP. See Note (2) - “Acquisitions - UHP Networks Inc.” for further discussion.

Accrued warranty obligations as of April 30, 2021 relate to estimated liabilities for assurance type warranty coverage that we provide to our customers. We generally provide warranty coverage for some of our products for a period of at least one year from the date of delivery. We record a liability for estimated warranty expense based on historical claims, product failure rates, consideration of contractual obligations, future costs to resolve software issues and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in our accrued warranty obligations during the nine months ended April 30, 2021 and 2020 were as follows:

	Nine months ended April 30,
	2021	2020
Balance at beginning of period	$15,200,000	15,968,000
Provision for warranty obligations	2,852,000	1,628,000
Additions (in connection with acquisitions)	750,000	1,000,000
Charges incurred	(2,055,000)	(3,394,000)
Reclassification from non-current liabilities	—	302,000
Balance at end of period	$16,747,000	15,504,000

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

As of April 30, 2021, the amount outstanding under our Credit Facility was $215,000,000 which is reflected in the non-current portion of long-term debt on our Condensed Consolidated Balance Sheet. At April 30, 2021, we had $2,022,000 of standby letters of credit outstanding under our Credit Facility related to guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During the nine months ended April 30, 2021, we had outstanding balances under the Credit Facility ranging from $125,000,000 to $217,000,000.

As of April 30, 2021, total net deferred financing costs related to the Credit Facility were $1,839,000 and are being amortized over the term of our Credit Facility through October 31, 2023.

Interest expense related to our Credit Facility, including amortization of deferred financing costs, recorded during the three months ended April 30, 2021 and 2020 was $1,515,000 and $1,470,000, respectively. Interest expense related to our Credit Facility, including amortization of deferred financing costs, recorded during the nine months ended April 30, 2021 and 2020 was $4,040,000 and $4,795,000, respectively. Our blended interest rate approximated 2.97% and 3.73%, respectively, for the three months ended April 30, 2021 and 2020. Our blended interest rate approximated 2.80% and 4.24%, respectively, for the nine months ended April 30, 2021 and 2020.

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

As of April 30, 2021, our Secured Leverage Ratio was 2.78x TTM Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of April 30, 2021 was 13.78x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA. Given our expected future business performance, we anticipate maintaining compliance with the terms and financial covenants in our Credit Facility for the foreseeable future.

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

Certain of our facility lease agreements (which are classified as operating leases) contain rent holidays or rent escalation clauses. For rent holidays and rent escalation clauses during the lease term, we record rental expense on a straight-line basis over the term of the lease. As of April 30, 2021, none of our leases contained a residual value guarantee and covenants included in our lease agreements are customary for the types of facilities and equipment being leased.

The components of lease expense are as follows:

	Three months ended April 30,		Nine months ended April 30,
	2021	2020	2021	2020
Finance lease expense:
Amortization of ROU assets	$5,000	—	$33,000	152,000
Interest on lease liabilities	—	—	2,000	3,000
Operating lease expense	3,024,000	2,733,000	8,373,000	8,069,000
Short-term lease expense	236,000	798,000	738,000	2,539,000
Variable lease expense	1,202,000	1,004,000	3,356,000	3,013,000
Sublease income	(17,000)	(5,000)	(50,000)	(5,000)
Total lease expense	$4,450,000	4,530,000	$12,452,000	13,771,000
Additional information related to leases is as follows:

	Nine months ended April 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases - Operating cash outflows	$8,064,000	$8,681,000
Finance leases - Operating cash outflows	2,000	3,000
Finance leases - Financing cash outflows	33,000	300,000
ROU assets obtained in the exchange for lease liabilities (non-cash):
Operating leases	$24,504,000	$3,096,000

In fiscal 2021, we commenced a 15-year operating lease for a facility in Chandler, Arizona and a 10-year operating lease for a facility in the United Kingdom. Accordingly, amounts related to both leases are reflected as an operating lease right-of-use asset or related operating lease liability in our Condensed Consolidated Balance Sheet as of April 30, 2021.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table is a reconciliation of future cash flows relating to operating and financing lease liabilities presented on our Condensed Consolidated Balance Sheet as of April 30, 2021:

	Operating	Finance	Total
Remainder of fiscal 2021	$2,587,000	9,000	$2,596,000
Fiscal 2022	10,072,000	16,000	10,088,000
Fiscal 2023	8,050,000	5,000	8,055,000
Fiscal 2024	6,673,000	—	6,673,000
Fiscal 2025	6,140,000	—	6,140,000
Thereafter	25,571,000	—	25,571,000
Total future undiscounted cash flows	59,093,000	30,000	59,123,000
Less: Present value discount	8,796,000	6,000	8,802,000
Lease liabilities	$50,297,000	24,000	$50,321,000

Weighted-average remaining lease terms (in years)	8.95	1.48
Weighted-average discount rate	3.54%	7.02%

We lease our Melville, New York production facility from a partnership controlled by our CEO and Chairman. Lease payments made during the nine months ended April 30, 2021 and 2020 were $494,000 and $486,000, respectively. The current lease provides for our use of the premises as they exist through December 2031. The annual rent of the facility for calendar year 2021 is $665,000 and is subject to customary adjustments. We have a right of first refusal in the event of a sale of the facility.

There are no other rental commitments that have not commenced as of April 30, 2021.

(12)     Income Taxes

At April 30, 2021 and July 31, 2020, total unrecognized tax benefits were $9,170,000 and $8,345,000, respectively, including interest of $150,000 and $75,000, respectively. At April 30, 2021 and July 31, 2020, $2,588,000 and 1,963,000, respectively, of our unrecognized tax benefits were recorded as non-current income taxes payable on our Condensed Consolidated Balance Sheets. The remaining unrecognized tax benefits of $6,582,000 and $6,382,000 at April 30, 2021 and July 31, 2020, respectively, were presented as an offset to the associated non-current deferred tax assets on our Condensed Consolidated Balance Sheets. Of the total unrecognized tax benefits, $8,406,000 and $7,700,000 at April 30, 2021 and July 31, 2020, respectively, net of the reversal of the federal benefit recognized as a deferred tax asset relating to state reserves, would favorably impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our condensed consolidated financial statements. We do not expect that there will be any significant changes to our total unrecognized tax benefits within the next twelve months.

Our U.S. federal income tax returns for fiscal 2017 through 2020 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2016 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

As of April 30, 2021, the aggregate number of shares of common stock which may be issued, pursuant to the Plan, may not exceed 10,962,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and employee purchases under the ESPP with the issuance of new shares of our common stock.

As of April 30, 2021, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 9,361,233 shares (net of 4,446,870 expired and canceled awards), of which an aggregate of 6,936,724 have been exercised or settled.

As of April 30, 2021, the following stock-based awards, by award type, were outstanding:

April 30, 2021
Stock options	1,312,785
Performance shares	252,349
RSUs and restricted stock	577,330
Share units	282,045
Total	2,424,509

Our ESPP provides for the issuance of up to 1,050,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value on the first or last day of each calendar quarter, whichever is lower. Through April 30, 2021, we have cumulatively issued 883,244 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended April 30,		Nine months ended April 30,
	2021	2020	2021	2020
Cost of sales	$42,000	45,000	$174,000	164,000
Selling, general and administrative expenses	1,089,000	878,000	2,789,000	2,715,000
Research and development expenses	73,000	58,000	227,000	219,000
Stock-based compensation expense before income tax benefit	1,204,000	981,000	3,190,000	3,098,000
Estimated income tax benefit	(260,000)	(204,000)	(684,000)	(664,000)
Net stock-based compensation expense	$944,000	777,000	$2,506,000	2,434,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At April 30, 2021, unrecognized stock-based compensation of $11,162,000, net of estimated forfeitures of $1,124,000, is expected to be recognized over a weighted average period of 3.2 years. Total stock-based compensation capitalized and included in ending inventory at both April 30, 2021 and July 31, 2020 was $48,000. There are no liability-classified stock-based awards outstanding as of April 30, 2021 or July 31, 2020.

Stock-based compensation expense (benefit), by award type, is summarized as follows:

	Three months ended April 30,		Nine months ended April 30,
	2021	2020	2021	2020
Stock options	$72,000	39,000	$289,000	203,000
Performance shares	431,000	412,000	1,096,000	1,185,000
RSUs and restricted stock	649,000	477,000	2,270,000	1,850,000
ESPP	52,000	53,000	151,000	170,000
Share units	—	—	(616,000)	(310,000)
Stock-based compensation expense before income tax benefit	1,204,000	981,000	3,190,000	3,098,000
Estimated income tax benefit	(260,000)	(204,000)	(684,000)	(664,000)
Net stock-based compensation expense	$944,000	777,000	$2,506,000	2,434,000

ESPP stock-based compensation expense primarily relates to the 15% discount offered to participants in the ESPP.

The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability on our Condensed Consolidated Balance Sheet as of April 30, 2021 and July 31, 2020. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

Stock Options

The following table summarizes the Plan's activity:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2020	1,422,025	$26.17
Expired/canceled	(77,390)	29.90
Outstanding at October 31, 2020	1,344,635	25.95
Expired/canceled	(12,800)	25.86
Outstanding at January 31, 2021	1,331,835	25.96
Expired/canceled	(19,050)	20.89
Outstanding at April 30, 2021	1,312,785	$26.03	3.88	$1,941,000

Exercisable at April 30, 2021	1,001,485	$28.56	2.27	$48,000

Vested and expected to vest at April 30, 2021	1,300,153	$26.11	3.83	$1,864,000

Stock options outstanding as of April 30, 2021 have exercise prices ranging from $17.88 - $33.94, representing the fair market value of our common stock on the date of grant, a contractual term of five or ten years and a vesting period of three or five years.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Performance Shares, RSUs, Restricted Stock and Share Unit Awards

The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2020	999,574	$21.15
Granted	383,337	16.67
Settled	(176,051)	20.47
Canceled/Forfeited	(65,215)	16.16
Outstanding at October 31, 2020	1,141,645	20.03
Settled	(526)	11.40
Canceled/Forfeited	(7,229)	20.15
Outstanding at January 31, 2021	1,133,890	20.04
Granted	1,693	28.97
Settled	(6,820)	15.59
Canceled/Forfeited	(17,039)	21.62
Outstanding at April 30, 2021	1,111,724	$20.05	$26,652,000

Vested at April 30, 2021	391,134	$16.64	$9,372,000

Vested and expected to vest at April 30, 2021	1,063,198	$19.98	$25,488,000

The total intrinsic value relating to fully-vested awards settled during the three and nine months ended April 30, 2021 was $178,000 and $3,083,000, respectively. The total intrinsic value relating to fully-vested awards settled during the three and nine months ended April 30, 2020 was $70,000 and $5,895,000.

The performance shares granted to employees principally vest over a three-year performance period, if pre-established performance goals are attained, or as specified pursuant to the Plan and related agreements. As of April 30, 2021, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level.

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

Share units granted prior to July 31, 2017 were vested when issued and are convertible into shares of our common stock, generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain circumstances. Share units granted on or after July 31, 2017 were granted to certain employees in lieu of non-equity incentive compensation and are convertible into shares of our common stock on the one-year anniversary of the respective grant date. Cumulatively, through April 30, 2021, 677,562 share units granted have been settled.

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

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of settlement of the underlying award. During the three and nine months ended April 30, 2021, we accrued $96,000 and $286,000, respectively, of dividend equivalents (net of forfeitures) and paid out $3,000 and $278,000, respectively. Accrued dividend equivalents were recorded as a reduction to retained earnings. As of April 30, 2021 and July 31, 2020, accrued dividend equivalents were $791,000 and $783,000, respectively.

With respect to the actual settlement of stock-based awards for income tax reporting, during the three and nine months ended April 30, 2021, we recorded an income tax benefit of $18,000 and an income tax expense of $189,000, respectively, and during the three and nine months ended April 30, 2020, we recorded an income tax expense of $122,000 and an income tax benefit of $349,000, respectively.

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

Our Government Solutions segment provides tactical satellite-based networks and ongoing support for complicated communications networks and troposcatter systems and solid-state, high-power amplifiers to large government end-users (including those of foreign countries), large international customers and domestic prime contractors.

Our CODM primarily uses a metric that we refer to as Adjusted EBITDA to measure an operating segment’s performance and to make decisions about resources to be allocated. Our Adjusted EBITDA metric for the Commercial Solutions and Government Solutions segments do not consider any allocation of indirect expense, or any of the following: income taxes, interest (income) and other, write-off of deferred financing costs, interest expense, amortization of stock-based compensation, amortization of intangible assets, depreciation expense, estimated contract settlement costs, settlement of intellectual property litigation, acquisition plan expenses, restructuring costs, COVID-19 related costs, strategic emerging technology costs (for next-generation satellite technology), facility exit costs, strategic alternatives analysis expenses and other. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Any amounts shown in the Adjusted EBITDA calculation for our Commercial Solutions and Government Solutions segments are directly attributable to those segments. Our Adjusted EBITDA is also used by our management in assessing the Company's operating results. Although closely aligned, the Company's definition of Adjusted EBITDA is different than the Consolidated EBITDA (as such term is defined in our Credit Facility) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and, therefore, may not be comparable to similarly titled measures used by other companies.

Operating segment information, along with a reconciliation of segment net income (loss) and consolidated net income (loss) to Adjusted EBITDA is presented in the tables below:

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended April 30, 2021
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$91,364,000	48,012,000	—	$139,376,000
Operating income (loss)	$9,318,000	768,000	(7,736,000)	$2,350,000

Net income (loss)	$9,020,000	752,000	(8,980,000)	$792,000
Provision for (benefit from) income taxes	302,000	(85,000)	99,000	316,000
Interest (income) and other	(7,000)	101,000	(370,000)	(276,000)
Interest expense	3,000	—	1,515,000	1,518,000
Amortization of stock-based compensation	—	—	1,204,000	1,204,000
Amortization of intangibles	4,221,000	1,089,000	—	5,310,000
Depreciation	1,779,000	439,000	56,000	2,274,000
Acquisition plan expenses	—	—	5,267,000	5,267,000
Restructuring costs	594,000	—	—	594,000
COVID-19 related costs	—	416,000	—	416,000
Strategic emerging technology costs	—	315,000	—	315,000
Adjusted EBITDA	$15,912,000	3,027,000	(1,209,000)	$17,730,000
Purchases of property, plant and equipment	$3,159,000	1,389,000	3,000	$4,551,000
Long-lived assets acquired in connection with acquisitions	$45,597,000	—	—	$45,597,000
Total assets at April 30, 2021	$721,857,000	237,798,000	38,937,000	$998,592,000

	Three months ended April 30, 2020
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$78,311,000	56,810,000	—	$135,121,000
Operating income (loss)	$4,041,000	4,194,000	(11,371,000)	$(3,136,000)

Net income (loss)	$3,462,000	4,253,000	(11,704,000)	$(3,989,000)
Provision for (benefit from) income taxes	481,000	(65,000)	(1,175,000)	(759,000)
Interest (income) and other	89,000	—	19,000	108,000
Interest expense	9,000	6,000	1,489,000	1,504,000
Amortization of stock-based compensation	—	—	981,000	981,000
Amortization of intangibles	4,313,000	1,204,000	—	5,517,000
Depreciation	1,993,000	447,000	210,000	2,650,000
Estimated contract settlement costs	476,000	—	—	476,000
Acquisition plan expenses	701,000	—	5,282,000	5,983,000
Adjusted EBITDA	$11,524,000	5,845,000	(4,898,000)	$12,471,000
Purchases of property, plant and equipment	$1,263,000	531,000	118,000	$1,912,000
Long-lived assets acquired in connection with acquisitions	$4,023,000	4,402,000	—	$8,425,000
Total assets at April 30, 2020	$663,455,000	235,739,000	52,538,000	$951,732,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended April 30, 2021
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$260,991,000	174,895,000	—	$435,886,000
Operating income (loss)	$27,439,000	8,813,000	(114,216,000)	$(77,964,000)

Net income (loss)	$26,618,000	9,138,000	(116,599,000)	$(80,843,000)
Provision for (benefit from) income taxes	858,000	(497,000)	(2,439,000)	(2,078,000)
Interest (income) and other	(40,000)	108,000	(344,000)	(276,000)
Interest expense	3,000	64,000	5,166,000	5,233,000
Amortization of stock-based compensation	—	—	3,190,000	3,190,000
Amortization of intangibles	12,794,000	2,877,000	—	15,671,000
Depreciation	5,709,000	1,285,000	289,000	7,283,000
Acquisition plan expenses	(1,052,000)	—	100,859,000	99,807,000
Restructuring costs	1,195,000	—		1,195,000
COVID-19 related costs	—	576,000	—	576,000
Strategic emerging technology costs		315,000		315,000
Adjusted EBITDA	$46,085,000	13,866,000	(9,878,000)	$50,073,000
Purchases of property, plant and equipment	$5,123,000	3,031,000	83,000	$8,237,000
Long-lived assets acquired in connection with acquisitions	$45,597,000	2,443,000	—	$48,040,000
Total assets at April 30, 2021	$721,857,000	237,798,000	38,937,000	$998,592,000

	Nine months ended April 30, 2020
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$268,747,000	198,295,000	—	$467,042,000
Operating income (loss)	$26,501,000	16,280,000	(30,423,000)	$12,358,000

Net income (loss)	$26,031,000	16,364,000	(36,501,000)	$5,894,000
Provision for (benefit from) income taxes	382,000	(65,000)	1,186,000	1,503,000
Interest (income) and other	62,000	(26,000)	1,000	37,000
Interest expense	26,000	7,000	4,891,000	4,924,000
Amortization of stock-based compensation	—	—	3,098,000	3,098,000
Amortization of intangibles	13,037,000	2,915,000	—	15,952,000
Depreciation	6,372,000	1,072,000	578,000	8,022,000
Estimated contract settlement costs	444,000	—	—	444,000
Acquisition plan expenses	701,000	—	13,696,000	14,397,000
Adjusted EBITDA	$47,055,000	20,267,000	(13,051,000)	$54,271,000
Purchases of property, plant and equipment	$3,178,000	956,000	286,000	$4,420,000
Long-lived assets acquired in connection with acquisitions	$6,060,000	34,609,000	—	$40,669,000
Total assets at April 30, 2020	$663,455,000	235,739,000	52,538,000	$951,732,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unallocated expenses result from corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs and also includes all of our amortization of stock-based compensation. During the three months ended April 30, 2021 and 2020, we recorded $5,267,000 and $5,983,000 of acquisition plan expenses, respectively, and during the nine months ended April 30, 2021 and 2020, we recorded $99,807,000 and $14,397,000 of acquisition plan expenses, respectively, most of which were recorded in our unallocated expenses. See Note (2) - "Acquisitions" for further information.

During the three and nine months ended April 30, 2021, our Commercial Solutions segment recorded $594,000 and $1,195,000, respectively, of restructuring costs incurred to shift production of our key satellite earth station products to a new 146,000 square foot facility in Chandler, Arizona. In addition, during the three and nine months ended April 30, 2021, our Government Solutions segment recorded $416,000 and $576,000, respectively, of incremental operating costs incurred for our antenna facility located in the United Kingdom due to the impact of the COVID-19 pandemic, which resulted in a temporary but complete shut-down of this facility. There were no such charges recorded in the three and nine months ended April 30, 2020.

Interest expense in the tables above primarily relates to our Credit Facility, and includes the amortization of deferred financing costs. See Note (10) - "Credit Facility" for further discussion. In addition, interest expense for the nine months ended April 30, 2021 includes $1,178,000 of incremental interest expense related to a now terminated financing commitment letter, as discussed in more detail in Note (2) - "Acquisitions."

Intersegment sales for the three months ended April 30, 2021 and 2020 by the Commercial Solutions segment to the Government Solutions segment were $827,000 and $3,115,000, respectively. Intersegment sales for the nine months ended April 30, 2021 and 2020 by the Commercial Solutions segment to the Government Solutions segment were $2,622,000 and $6,876,000, respectively. There were nominal sales by the Government Solutions segment to the Commercial Solutions segment for these periods. All intersegment sales are eliminated in consolidation and are excluded from the tables above.

Unallocated assets at April 30, 2021 consist principally of cash and cash equivalents, income taxes receivable, corporate property, plant and equipment and deferred financing costs. The large majority of our long-lived assets are located in the U.S.

(15)     Goodwill

The following table represents goodwill by reportable operating segment, including the changes in the net carrying value of goodwill during the nine months ended April 30, 2021:

	Commercial Solutions	Government Solutions	Total
Balance as of July 31, 2020	$255,432,000	75,087,000	$330,519,000
Change related to CGC acquisition	—	2,222,000	2,222,000
Change related to Solacom Technologies Inc. ("Solacom")	1,052,000	—	1,052,000
UHP acquisition	13,987,000	—	13,987,000
Balance as of April 30, 2021	$270,471,000	77,309,000	$347,780,000

During the nine months ended April 30, 2021, we recorded an adjustment to Solacom's goodwill to correct an immaterial item.

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

It is possible that, during the remainder of fiscal 2021 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, or our common stock price could fluctuate. A significant decline in our customers' spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a quantitative assessment during fiscal 2021 or beyond. If assumed net sales and cash flow projections are not achieved in future periods or our common stock price significantly declines from current levels, our Commercial Solutions and Government Solutions reporting units could be at risk of failing the quantitative assessment and goodwill assigned to the respective reporting units could be impaired.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(16)     Intangible Assets

Intangible assets with finite lives are as follows:

	April 30, 2021
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$302,058,000	89,644,000	$212,414,000
Technologies	14.8	114,949,000	69,705,000	45,244,000
Trademarks and other	16.7	32,926,000	16,536,000	16,390,000
Total		$449,933,000	175,885,000	$274,048,000

	July 31, 2020
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.4	$286,058,000	79,534,000	$206,524,000
Technologies	14.0	99,349,000	65,398,000	33,951,000
Trademarks and other	16.6	32,826,000	15,282,000	17,544,000
Total		$418,233,000	160,214,000	$258,019,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the three months ended April 30, 2021 and 2020 was $5,310,000 and $5,517,000, respectively. Amortization expense for the nine months ended April 30, 2021 and 2020 was $15,671,000 and $15,952,000, respectively.

The estimated amortization expense consists of the following for the fiscal years ending July 31:

2021	$21,117,000
2022	21,781,000
2023	21,781,000
2024	21,154,000
2025	21,041,000

We review net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. Based on our last assessment, we believe that the carrying values of our net intangible assets were recoverable as of April 30, 2021. However, if business conditions deteriorate, we may be required to record impairment losses, and or increase the amortization of intangibles in the future. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

On March 3, 2021, in connection with our acquisition of UHP, we filed a shelf registration statement with the SEC for the sale by the selling stockholder of UHP of up to 1,381,567 shares of our common stock. See Note (2) - "Acquisitions - UHP Networks Inc." for further information.

Stock Repurchase Program
On September 29, 2020, our Board of Directors authorized a new $100,000,000 stock repurchase program, which replaced our prior program. The new $100,000,000 stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases made during the nine months ended April 30, 2021 or 2020.

Dividends
Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount that was established by our Board of Directors. On September 29, 2020, December 9, 2020 and March 11, 2021, our Board of Directors declared a dividend of $0.10 per common share, which were paid on October 27, 2020, February 19, 2021 and May 21, 2021, respectively. On June 8, 2021, our Board of Directors declared a dividend of $0.10 per common share, payable on August 20, 2021 to stockholders of record at the close of business on July 21, 2021. Future dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval.

(18)    Legal Proceedings and Other Matters

April 2021 Settlement of Litigation Related to the 2019 Acquisition of GD NG-911
In April 2021, we fully and finally settled two related lawsuits with a former employee and Motorola Solutions, Inc. ("Motorola"), and the cases were dismissed with the Court's approval. The resolution of this litigation, which related to our 2019 acquisition of GD NG-911, did not have a material negative impact on our consolidated results of operations, cash flows, or financial position.

Other Matters
In March 2021, Comtech Xicom Technology, Inc. (“Xicom”) reached an agreement with the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) resolving a previously disclosed matter pending since 2017, which we made a voluntarily disclosure to the U.S. Department of Commerce Office of Export Enforcement (“OEE”). Based on our own audit of approximately 7,800 transactions, it was determined that for three (3) separate transactions between December 2015 and March 2017, Xicom engaged in conduct prohibited by the Export Administration Regulations (the “Regulations”) when it exported items subject to the Regulations from the United States to Russia, the United Arab Emirates, and Brazil without obtaining the necessary BIS authorizations required for exports to each of these countries. The exports were valued at $154,000. Upon discovery of this issue, we implemented additional controls and procedures and increased awareness of these specific export requirements throughout Comtech to help avoid similar occurrences in the future. Pursuant to the agreement with BIS, Xicom made a payment to BIS of $122,000 in April 2021. No other actions are to be taken by BIS or required of Xicom or Comtech in connection with this matter and we now considered the matter closed.

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

•Government Solutions - provides tactical satellite-based networks and ongoing support for complicated communication networks and troposcatter systems and solid-state, high-power amplifiers to large government end-users (including those of foreign countries), large international customers and domestic prime contractors.

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

The cost-to-cost method is principally used to account for contracts in our Government Solutions segment and, to a lesser extent, certain location-based and messaging infrastructure contracts in our public safety and location technologies product line within our Commercial Solutions segment. For service-based contracts in our public safety and location technologies product line, we also recognize revenue over time. These services are typically recognized as a series of services performed over the contract term using the straight-line method, or based on our customers’ actual usage of the networks and platforms which we provide.

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

Index

Point in time accounting is principally applied to contracts in our satellite ground station technologies product line in our Commercial Solutions segment (which includes satellite modems, solid-state and traveling wave tube amplifiers) and certain contracts for our solid-state, high-power RF amplifiers in our Government Solutions segment. The contracts related to these product lines do not meet the requirements for over time revenue recognition because our customers cannot utilize the equipment for its intended purpose during any phase of our manufacturing process; customers do not simultaneously receive and or consume the benefits provided by our performance; customers do not control the asset (i.e., prior to delivery, customers cannot direct the use of the asset, sell or exchange the equipment, etc.); and, although many of our contracts have termination for convenience clauses and or an enforceable right to payment for performance completed to date, our performance creates an asset with an alternative use through the point of delivery.

Point in time accounting is principally applied to contracts in our satellite ground station technologies product line in our Commercial Solutions segment (which includes satellite modems, solid-state and traveling wave tube amplifiers) and certain contracts for our solid-state, high-power RF amplifiers in our Government Solutions segment

In determining that our equipment has alternative use, we considered the underlying manufacturing process for our products. In the early phases of manufacturing, raw materials and work in process (including subassemblies) consist of common parts that are highly fungible among many different types of products and customer applications. Finished products are either configured to our standard configuration or based on our customers’ specifications. Finished products, whether built to our standard specification or to a customers’ specification, can be sold to a variety of customers and across many different end use applications with minimal rework, if needed, and without incurring a significant economic loss.

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

Index
Substantially all of our contracts with customers are denominated in U.S. dollars and typically are either firm fixed-price or cost reimbursable type contracts (including fixed-fee, incentive-fee and time-and-material type contracts). In almost all of our contracts with customers, we are the principal in the arrangement and report revenue on a gross basis. Transaction prices for contracts with U.S. domestic and international customers are usually based on specific negotiations with each customer and in the case of the U.S. government, sometimes based on estimated or actual costs of providing the goods or services in accordance with applicable regulations.

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

Impairment of Goodwill and Other Intangible Assets. As of April 30, 2021, total goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $347.8 million (of which $270.5 million relates to our Commercial Solutions segment and $77.3 million relates to our Government Solutions segment). Additionally, as of April 30, 2021, net intangibles recorded on our Condensed Consolidated Balance Sheet aggregated $274.0 million (of which $226.9 million relates to our Commercial Solutions segment and $47.1 million relates to our Government Solutions segment). Each of our two operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

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

It is possible that, during the remainder of fiscal 2021 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, or our common stock price could fluctuate. A significant decline in our customers' spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a quantitative assessment during fiscal 2021 or beyond. If assumed net sales and cash flow projections are not achieved in future periods or our common stock price significantly declines from current levels, our Commercial Solutions and Government Solutions reporting units could be at risk of failing the quantitative assessment and goodwill and intangibles assigned to the respective reporting units could be impaired.

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2021 (the start of our fiscal 2022). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangible assets with finite lives when an event occurs indicating the potential for impairment. We believe that the carrying values of our net intangible assets were recoverable as of April 30, 2021. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

Our U.S. federal income tax returns for fiscal 2017 through 2020 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2016 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

We monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. In light of ongoing tight credit market conditions, we continue to see requests from our customers for higher credit limits and longer payment terms. Because of our strong cash position and the nominal amount of interest we are earning on our cash and cash equivalents, we have, on a limited basis, approved certain customer requests. We continue to monitor our accounts receivable credit portfolio. To-date, there has been no material changes in our credit portfolio as a result of the COVID-19 pandemic on worldwide business activities.

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

Index
Impact of COVID-19 and Business Outlook for Fiscal 2021

During the third quarter of fiscal 2021, we achieved solid operating performance and generated consolidated:

•Net sales of $139.4 million;

•GAAP operating income of $2.4 million and GAAP net income of $0.8 million;

•Non-GAAP operating income of $8.9 million and Non-GAAP net income of $6.8 million. These Non-GAAP financial measures are reconciled to the most directly comparable GAAP financial measures in the table included in the below section "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended April 30, 2021 and 2020";

•GAAP net cash provided by operating activities of $6.8 million; and

•Adjusted EBITDA (a Non-GAAP financial measure discussed below) of $17.7 million.

As of April 30, 2021, our cash and cash equivalents were $39.2 million and our total debt outstanding was $215.0 million.

We achieved a consolidated book-to-bill ratio (a measure defined as bookings divided by net sales) of 0.83 and finished the third quarter with consolidated backlog of $636.5 million. Our backlog (sometimes referred to herein as orders or bookings) is more fully defined in our most recent Annual Report on Form 10-K filed with the SEC and the total value of multi-year contracts that we have received is substantially higher than our reported backlog. When adding our backlog and the total unfunded value of multi-year contracts that we have received and for which we expect future orders, our revenue visibility approximates $1.1 billion. Based on our strong pipeline and year-to-date business momentum, we anticipate achieving a final book-to-bill ratio in excess of 1.0 for the current year.

During the third quarter of fiscal 2021, we incurred $0.3 million of strategic emerging technology costs for next-generation satellite technology to advance our solutions offerings to be used with new broadband satellite constellations. We are evaluating this new market in relation to our long-term business strategies, and we may incur additional costs over the next twelve months.

At the start of our fourth quarter of fiscal 2021, we entered into a multi-year agreement enabling a customer to potentially order hundreds of millions of dollars of our next-generation satellite earth station technology. Shortly after we signed this agreement, we received our first order valued at more than $13.0 million to make certain customizations on behalf of this customer. Work on these efforts has commenced immediately.

We incurred an aggregate of $5.3 million of acquisition plan expenses due to the April 2021 settlement of litigation related to our 2019 acquisition of GD NG-911, as well as the March 2021 closing of our acquisition of UHP Networks Inc. (“UHP”), a leading provider of innovative and disruptive satellite ground station technology solutions. We believe that UHP's revolutionary technology is transforming the growing Very Small Aperture Terminal (“VSAT”) market and its unique time divisional multiple access (“TDMA”) technology has software defined network functionality that offers best-in-class support for very large networks. UHP's technology platform furthers our strategy of offering our global customers the most robust and advanced wireless communications solutions to meet the growing need for high-speed satellite-based networks serving the mobile backhaul, maritime, enterprise and defense/government markets. The integration of UHP into our satellite ground station product line in our Commercial Solutions segment is well underway and we do not expect to incur any significant acquisition plan expenses for the remainder of fiscal 2021.

Looking forward, we expect a strong finish to fiscal 2021 and estimate that fiscal 2021 consolidated net sales will be within a range of $580.0 million to $590.0 million. This updated target primarily reflects a change in anticipated revenues in our Government Solutions segment due to the U.S. government’s April 2021 announcement to fully withdraw troops from Afghanistan as well as other program changes. We continue our efforts on streamlining our operations including the consolidation of certain administrative and operating functions in our Government Solutions segment and the shifting of production of many of our key satellite earth station products from our existing Tempe, Arizona locations to a new 146,000 square foot facility in Chandler, Arizona as well as the combination of certain related functions. We believe these streamlining efforts are paying off and we continue to target Adjusted EBITDA in a range of $74.0 million to $76.0 million for fiscal 2021.

Index
We continue to operate our business under difficult conditions. Spikes in COVID-19 infection rates are suppressing orders and purchases from many of our international end-customers. We also continue to experience residual impacts from the forced closure of our antenna design and manufacturing center in the United Kingdom in December 2020 due to COVID-19. Most of our global non-production related operations continue to use remote working arrangements, have not yet resumed international business travel, and are maintaining social distancing safeguards in our workplaces. These precautions and business practices are expected to remain in effect so long as government advisories recommend. In addition to order delays, we have experienced production delays, lower levels of factory utilization and higher logistics and operational costs. Supply chain issues are becoming more prevalent as lead times for certain parts has significantly increased. If we are unable to timely secure parts or receive certain anticipated orders from customers, our fiscal 2021 financial targets will likely be impacted.

Although the COVID-19 pandemic is by no means over and additional waves of COVID-19 could again alter the business landscape, our long-term fundamentals remain strong as we continue to believe we are well-positioned for growth as business conditions meaningfully improve. Because of the pandemic's continuing impact on global business conditions, we are not providing guidance on GAAP operating income, GAAP net income or GAAP EPS or a reconciliation of our projected Adjusted EBITDA to the most comparable GAAP measure, as such a reconciliation cannot be prepared without unreasonable effort. For the same reasons, we are unable to address the probable significance of the unavailable information, which could be material to future results.

Our Business Outlook for Fiscal 2021 does not consider the financial impact of other expenses related to future actions we may take in order to achieve our strategic objectives.

On June 8, 2021, our Board of Directors declared a dividend of $0.10 per common share, payable on August 20, 2021 to stockholders of record at the close of business on July 21, 2021. Future Common Stock dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval.

Additional information related to our Business Outlook for Fiscal 2021 and a definition and explanation of Adjusted EBITDA is included in the below section "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended April 30, 2021 and 2020" and "Comparison of the Results of Operations for the Nine Months Ended April 30, 2021 and 2020."

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2021 AND 2020

Net Sales. Consolidated net sales were $139.4 million and $135.1 million for the three months ended April 30, 2021 and 2020, respectively. The period-over-period increase in net sales reflects higher net sales in our Commercial Solutions segment, offset in part by lower net sales in our Government Solutions segment. Net sales by operating segment are discussed below.

Commercial Solutions
Net sales in our Commercial Solutions segment were $91.4 million for the three months ended April 30, 2021, as compared to $78.3 million for the three months ended April 30, 2020, an increase of $13.1 million, or 16.7%. Our Commercial Solutions segment represented 65.6% of consolidated net sales for the three months ended April 30, 2021 as compared to 58.0% for the three months ended April 30, 2020. Our book-to-bill ratio (a measure defined as bookings divided by net sales) for this segment was 0.82. Period-to-period fluctuations in bookings are normal for this segment.

Net sales in the three months ended April 30, 2021 of our satellite ground station technologies were higher than the three months ended April 30, 2020. This product line continues to be impacted by the COVID-19 pandemic's effect on customer demand, particularly in international markets, which historically represents a large majority of end-users for this product line. However, we benefited this quarter from a number of awards, including: (i) a contract valued at more than $3.0 million for QV-band traveling wave tube amplifiers (“TWTAs”) to support a new high-speed satellite network; (ii) an order valued at more than $2.0 million for state-of-the-art 500W Ka-band high power amplifiers supporting a leading high throughput satellite customer; (iii) a $2.0 million order for rugged Ka-band high power TWTAs for a U.S. military communications system; (iv) an order exceeding $1.0 million for our Falcon 50Ka solid-state power amplifiers (“SSPAs”) for an in-flight connectivity ("IFC") application; and (v) an order exceeding $1.0 million for X-band SSPAs and block up converters for a transportable military satellite communications system. In addition, demand for our HEIGHTS technology solutions is strong and we recently received a multi-million-dollar award from an international customer. The most recent quarter included a nominal amount of net sales related to our acquisition of UHP Networks Inc. ("UHP") on March 2, 2021.

Index
Net sales in the three months ended April 30, 2021 of our public safety and location technology solutions were higher than the three months ended April 30, 2020, reflecting the benefit of incremental sales of our next-generation 911 and location-based solutions, offset in part by the absence of 911 wireless call routing sales to AT&T. During the three months ended April 30, 2021, we received contract awards, including: (i) a $9.8 million contract with a major tier-one mobile network operator ("MNO") for a broad suite of new capabilities and services centered around virtualized applications and 5G products; (ii) over $4.5 million in follow on orders related to a previously awarded statewide NG-911 contract; (iii) orders exceeding $3.8 million with a tier-one MNO for additional capabilities related to our Virtual Mobility Location Center platform; (iv) a $1.6 million NG-911 services contract to provide Solacom’s Guardian call management solution to the Toronto Paramedic Services, the largest municipal paramedic service in Canada; (v) a $1.3 million contract renewal with a tier-one MNO to support messaging services; and (vi) our first international 5G services contract with a leading tier-one MNO in Australia.

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

Government Solutions
Net sales in our Government Solutions segment were $48.0 million for the three months ended April 30, 2021 as compared to $56.8 million for the three months ended April 30, 2020, a decrease of $8.8 million or 15.5%. Our Government Solutions segment represented 34.4% of consolidated net sales for the three months ended April 30, 2021 as compared to 42.0% for the three months ended April 30, 2020. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for our third quarter of fiscal 2021 was 0.85. Period-to-period fluctuations in bookings are normal for this segment.

The most recent quarter primarily reflects lower sales of global field support services and other programs to the U.S. Army, offset in part by higher sales of our solid-state, high-power amplifiers and high reliability Electrical, Electronic and Electromechanical (“EEE”) satellite-based space components.

Notable orders awarded to us during the third quarter of fiscal 2021 include: (i) $9.2 million of orders to provide ongoing system refurbishment, sustainment services and baseband equipment to the U.S. Army, which will support the sustainment of the U.S. Army’s AN/TSC-198 Secret Internet Protocol Router (“SIPR”) and Non-secure Internet Protocol Router (“NIPR”) Access Point (“SNAP”) family of ground satellite terminals; (ii) $6.5 million of funding from the U.S. government for our Joint Cyber Analysis Course (“JCAC”) training solutions; (iii) $6.2 million of funding to support the U.S. Army’s Project Manager Mission Command (“PM MC”) Blue Force Tracking (“BFT-1”) program; (iv) a $3.0 million order from an overseas agency for maintenance of down range tracking stations; (v) a $2.0 million order to provide the U.S. Marine Corps with rugged baseband command and control modules for Program Manager Light Armored Vehicles; and (vi) a $1.6 million contract for RF microwave solid-state amplifiers from a major domestic prime contractor.

In April 2021, the U.S. government announced that it intended to fully withdraw troops from Afghanistan by September 2021. This change will result in lower revenues than previously anticipated for certain programs we currently participate in. In addition, the U.S. presidential administration released its fiscal 2022 budget request. This budget request includes less money for certain legacy programs but additional funding for modernization and new programs. We believe these budget changes will benefit us over the longer-term, but it will result in revenues in our Government Solutions segment to be significantly lower than the amount we achieved in fiscal 2020.

We are seeing strong interest across the board for our recently introduced Comtech COMET terminals and other new solutions we are discussing with our customers. During the third quarter, we conducted successful in-field demonstrations including our industry leading troposcatter solution that we are currently providing to the U.S. Marines. Other military commands have shown strong interest. In addition, as we enter our fourth quarter of fiscal 2021, in support of the U.S. Army's network modernization efforts, we have been working to respond to a new proposal request related to the development of the Mounted Mission Command-Transport ("MMC-T") terminal, which is the successor to the U.S. Army's Blue Force Tracking-2 ("BFT-2") terminal. We estimate that there are over 120,000 legacy BFT terminals across the Army and Joint services. Over the years, we have been providing BFT-1 sustainment services to the U.S. Army, along with other development and engineering type services and we believe that we are well-positioned to meaningfully participate on this new program.

Index
Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by our U.S. and international government customers. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the three months ended April 30, 2021 and 2020 are as follows:

	Three months ended April 30,
	2021	2020	2021	2020	2021	2020
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	16.5%	9.2%	65.0%	60.3%	33.2%	30.7%
Domestic	61.2%	65.8%	18.9%	16.4%	46.6%	45.0%
Total U.S.	77.7%	75.0%	83.9%	76.7%	79.8%	75.7%

International	22.3%	25.0%	16.1%	23.3%	20.2%	24.3%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales are sales to Verizon Communications Inc. ("Verizon"), which accounted for 11.4% of consolidated net sales for the three months ended April 30, 2021. Except for the U.S. government, there were no customers that represented more than 10.0% of consolidated net sales during the three months ended April 30, 2020.

International sales for the three months ended April 30, 2021 and 2020 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $28.2 million and $32.8 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for the three months ended April 30, 2021 and 2020.

Gross Profit. Gross profit was $53.0 million for both the three months ended April 30, 2021 and 2020. Gross profit, as a percentage of consolidated net sales, for the three months ended April 30, 2021 was 38.0% as compared to 39.2% for the three months ended April 30, 2020. Our gross profit during the most recent fiscal quarter reflects changes in overall product mix and significant increases in costs due to production delays, minor supply chain disruptions, lower levels of factory utilization and higher logistics and operational costs resulting from the COVID-19 pandemic. Our gross profit during the most recent quarter also reflects a benefit of $2.0 million from the refund of historical excise tax paid, which was recorded in our Unallocated segment. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended April 30, 2021 decreased in comparison to the three months ended April 30, 2020. The decrease in gross profit percentage primarily reflects changes in products and services mix, including the cessation of sales to AT&T for 911 wireless call routing services and an increase of sales related to a recently awarded statewide NG-911 deployment (which has lower margins than our 911 wireless call routing services).

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended April 30, 2021 decreased in comparison to the three months ended April 30, 2020. The decrease in gross profit percentage primarily reflects lower net sales. Also, during the most recent quarter, we incurred $0.4 million of incremental operating costs for our antenna facility in the United Kingdom due to the impact of the COVID-19 pandemic. Although operations in the United Kingdom have largely resumed, we continue to experience lingering impacts from the shut-down.

Included in consolidated cost of sales for the three months ended April 30, 2021 and 2020 are provisions for excess and obsolete inventory of $0.8 million and $0.3 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends.

Index
Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $27.0 million and $32.3 million for the three months ended April 30, 2021 and 2020, respectively. As a percentage of consolidated net sales, selling, general and administrative expenses were 19.4% and 23.9% for the three months ended April 30, 2021 and 2020, respectively.

Excluding $0.6 million of restructuring costs related to the relocation of certain of our satellite earth station production facilities to a new 146,000 square foot facility in Chandler, Arizona, selling, general and administrative expenses for the three months ended April 30, 2021 would have been $26.4 million, or 18.9% of consolidated net sales. Excluding $0.5 million of estimated contract settlement costs, selling, general and administrative expenses for the three months ended April 30, 2020 would have been $31.8 million, or 23.6% of consolidated net sales. The decrease in our selling, general and administration expenses is largely attributable to the benefit from our efforts to streamline business operations in both of our segments.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $1.1 million in the three months ended April 30, 2021 as compared to $0.9 million in the three months ended April 30, 2020. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Research and Development Expenses. Research and development expenses were $13.1 million and $12.3 million for the three months ended April 30, 2021 and 2020, respectively, representing an increase of $0.8 million, or 6.5%. As a percentage of consolidated net sales, research and development expenses were 9.4% and 9.1% for the three months ended April 30, 2021 and 2020, respectively.

For the three months ended April 30, 2021 and 2020, research and development expenses of $10.9 million and $10.8 million, respectively, related to our Commercial Solutions segment, and $2.1 million and $1.4 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.1 million in both the three months ended April 30, 2021 and 2020 related to the amortization of stock-based compensation expense.

During the most recent fiscal quarter, our Government Solutions segment incurred $0.3 million of strategic emerging technology costs for next-generation satellite technology to advance our solutions offerings to be used with new broadband satellite constellations. We are evaluating this new market in relation to our long-term business strategies, and we may incur additional costs over the next twelve months.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended April 30, 2021 and 2020, customers reimbursed us $3.7 million and $3.1 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $5.3 million (of which $4.2 million was for the Commercial Solutions segment and $1.1 million was for the Government Solutions segment) for the three months ended April 30, 2021 and $5.5 million (of which $4.3 million was for the Commercial Solutions segment and $1.2 million was for the Government Solutions segment) for the three months ended April 30, 2020.

Acquisition Plan Expenses. During the three months ended April 30, 2021, we incurred $5.3 million of acquisition plan expenses due to the April 2021 settlement of litigation related to our 2019 acquisition of GD NG-911 as well as the March 2021 closing of our acquisition of UHP. During the three months ended April 30, 2020, we incurred $6.0 million of acquisition plan expenses primarily related to our acquisitions of CGC Technology Limited and UHP, as well as Gilat Satellite Networks Ltd. which was terminated in October 2020. These expenses are primarily recorded in our Unallocated segment. We do not expect to incur any significant acquisition plan expenses in the remainder of fiscal 2021.

Operating Income (Loss). Operating income for the three months ended April 30, 2021 was $2.4 million as compared to an operating loss of $3.1 million for the three months ended April 30, 2020. Operating income (loss) by reportable segment is shown in the table below:

Index

	Three months ended April 30,
	2021	2020	2021	2020	2021	2020	2021	2020
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$9.3	4.0	0.8	4.2	(7.7)	(11.4)	$2.4	(3.1)
Percentage of related net sales	10.2%	5.1%	1.7%	7.4%	NA	NA	1.7%	NA

The increase in our Commercial Solutions segment operating income, both in dollars and as a percentage of related segment net sales, for the three months ended April 30, 2021 was driven primarily by higher net sales, offset in part by a lower gross profit percentage and $0.6 million of restructuring costs, as discussed above.

The decrease in our Government Solutions segment operating income for the three months ended April 30, 2021, both in dollars and as a percentage of related segment net sales, was driven primarily by lower net sales, a lower gross profit percentage and higher research and development expenses, as discussed above.

The decrease in unallocated expenses for the three months ended April 30, 2021 as compared to the three months ended April 30, 2020 reflects lower overall spending during the most recent quarter, including a decrease in legal and professional fees and, as discussed above, a benefit of $2.0 million from the refund of historical excise tax paid. Amortization of stock-based compensation was $1.2 million and $1.0 million, respectively, for the three months ended April 30, 2021 and 2020.

Excluding: (i) $5.3 million of acquisition plan expenses; (ii) $0.6 million of restructuring costs; (iii) $0.4 million of incremental operating costs due to the impact of COVID-19; and (iv) $0.3 million of strategic emerging technology costs, consolidated operating income for the three months ended April 30, 2021 would have been $8.9 million, or 6.4% of consolidated net sales. Excluding: $6.0 million of acquisition plan expenses and $0.5 million of estimated contract settlement costs, consolidated operating income for the three months ended April 30, 2020 would have been $3.3 million, or 2.5% of consolidated net sales. The increase in operating income, both in dollars and as a percentage of consolidated net sales, was due primarily to higher consolidated net sales and lower selling, general and administrative expenses during the most recent quarter, as discussed above.

Interest Expense and Other. Interest expense was $1.5 million for both the three months ended April 30, 2021 and 2020. Our effective interest rate (including amortization of deferred financing costs) in the three months ended April 30, 2021 was approximately 3.0%. Our current cash borrowing rate (which excludes the amortization of deferred financing costs) under our existing Credit Facility approximates 2.4%.

Interest (Income) and Other. Interest (income) and other for both the three months ended April 30, 2021 and 2020 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Provision for (Benefit from) Income Taxes. Our income tax provision or benefit is computed by applying an estimated annual effective tax rate for the full fiscal year to “ordinary” income or loss for the reporting period (“ordinary” is generally defined as pre-tax income or loss excluding unusual or infrequently occurring discrete tax items). For the three months ended April 30, 2021, we recorded a tax expense of $0.3 million as compared to a tax benefit of $0.8 million for the three months ended April 30, 2020. Our effective tax rate (excluding discrete tax items) for the three months ended April 30, 2021 and 2020 was 11.5% and 31.0%, respectively. The decrease from 31.0% to 11.5% is primarily due to expected product and geographical mix changes reflected in our Business Outlook for Fiscal 2021.

For purposes of determining our 11.5% estimated annual effective tax rate for fiscal 2021, the $70.0 million of acquisition plan expense paid to Gilat, during our first quarter of fiscal 2021, was considered an unusual and infrequently occurring discrete tax item and excluded from the computation of our effective tax rate. In addition, no financial statement benefit was recorded for the $70.0 million payment to Gilat.

During the three months ended April 30, 2021, we recorded a net discrete tax expense of $0.2 million, primarily related to updating our effective tax rate for the fiscal year, as well as the finalization of certain tax accounts in connection with the filing of our fiscal 2020 U.S. federal income tax return. Such items were offset, in part, by the release of valuation allowances previously established on the deferred tax assets of one of our Canadian subsidiaries. During the three months ended April 30, 2020, we recorded a net discrete tax expense of $0.7 million primarily related to updating our fiscal 2020 effective tax rate.

Index
Our U.S. federal income tax returns for fiscal 2017 through 2020 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2016 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Income (Loss). During the three months ended April 30, 2021, consolidated net income was $0.8 million as compared to a net loss of $4.0 million during the three months ended April 30, 2020.

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the three months ended April 30, 2021 and 2020 are shown in the table below (numbers in the table may not foot due to rounding):

	Three months ended April 30,
	2021	2020	2021	2020	2021	2020	2021	2020
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$9.0	3.5	0.8	4.3	(9.0)	(11.7)	$0.8	(4.0)
Provision for (benefit from) income taxes	0.3	0.5	(0.1)	(0.1)	0.1	(1.2)	0.3	(0.8)
Interest (income) and other	—	0.1	0.1	—	(0.4)	—	(0.3)	0.1
Interest expense	—	—	—	—	1.5	1.5	1.5	1.5
Amortization of stock-based compensation	—	—	—	—	1.2	1.0	1.2	1.0
Amortization of intangibles	4.2	4.3	1.1	1.2	—	—	5.3	5.5
Depreciation	1.8	2.0	0.4	0.4	0.1	0.2	2.3	2.7
Estimated contract settlement costs	—	0.5	—	—	—	—	—	0.5
Acquisition plan expenses	—	0.7	—	—	5.3	5.3	5.3	6.0
Restructuring costs	0.6	—	—	—	—	—	0.6	—
COVID-19 related costs	—	—	0.4	—	—	—	0.4	—
Strategic emerging technology costs	—	—	0.3	—	—	—	0.3	—
Adjusted EBITDA	$15.9	11.5	3.0	5.8	(1.2)	(4.9)	$17.7	12.5
Percentage of related net sales	17.4%	14.7%	6.3%	10.3%	NA	NA	12.7%	9.2%

The increase in consolidated Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, for the three months ended April 30, 2021 as compared to the three months ended April 30, 2020 is primarily attributable to higher consolidated net sales and lower selling, general and administrative expenses, partially offset by a lower gross profit percentage and higher research and development expenses, as discussed above.

The increase in our Commercial Solutions segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, is primarily due to higher net sales, offset in part by a lower gross profit percentage, as discussed above.

The decrease in our Government Solutions segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, is primarily due to lower net sales, a lower gross profit percentage and higher research and development expenses, as discussed above.

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

Reconciliations of our GAAP consolidated operating income (loss), net income (loss) and net income (loss) per diluted share for the three months ended April 30, 2021 and 2020 to the corresponding non-GAAP measures are shown in the tables below (numbers and per share amounts in the tables may not foot due to rounding). In addition, non-GAAP income per diluted share adjustments for the three months ended April 30, 2020 were computed using 25,058,000 weighted average diluted shares outstanding during the respective period:

	Three months ended April 30, 2021
($ in millions, except for per share amount)	Operating Income	Net Income	Net Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$2.4	$0.8	$0.03
Acquisition plan expenses	5.3	4.7	0.18
Restructuring costs	0.6	0.5	0.02
COVID-19 related costs	0.4	0.4	0.01
Strategic emerging technology costs	0.3	0.3	0.01
Net discrete tax expense	—	0.2	0.01
Non-GAAP measures	$8.9	$6.8	$0.26

	Three months ended April 30, 2020
($ in millions, except for per share amount)	Operating (Loss) Income	Net (Loss) Income	Net (Loss) Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(3.1)	$(4.0)	$(0.16)
Acquisition plan expenses	6.0	4.1	0.16
Estimated contract settlement costs	0.5	0.3	0.01
Net discrete tax expense	—	0.7	0.03
Non-GAAP measures	$3.3	$1.2	$0.05

Index
Our Adjusted EBITDA is a Non-GAAP measure that represents earnings (loss) before income taxes, interest (income) and other, write-off of deferred financing costs, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, estimated contract settlement costs, settlement of intellectual property litigation, acquisition plan expenses, restructuring costs, COVID-19 related costs, strategic emerging technology costs (for next-generation satellite technology), facility exit costs, strategic alternatives analysis expenses and other. Our definition of Adjusted EBITDA may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is also a measure frequently requested by our investors and analysts. We believe that investors and analysts may use Adjusted EBITDA, along with other information contained in our SEC filings, in assessing our performance and comparability of our results with other companies. Our Non-GAAP measures for consolidated operating income, net income and net income per diluted share reflect the GAAP measures as reported, adjusted for certain items as described. These Non-GAAP financial measures have limitations as an analytical tool as they exclude the financial impact of transactions necessary to conduct our business, such as the granting of equity compensation awards, and are not intended to be an alternative to financial measures prepared in accordance with GAAP. These measures are adjusted as described in the reconciliation of GAAP to Non-GAAP in the above tables, but these adjustments should not be construed as an inference that all of these adjustments or costs are unusual, infrequent or non-recurring. Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures determined in accordance with GAAP. Investors are advised to carefully review the GAAP financial results that are disclosed in our SEC filings. We have not quantitatively reconciled our fiscal 2021 Adjusted EBITDA target to the most directly comparable GAAP measure because items such as stock-based compensation, adjustments to the provision for income taxes, amortization of intangibles and interest expense, which are specific items that impact these measures, have not yet occurred, are out of our control, or cannot be predicted. For example, quantification of stock-based compensation expense requires inputs such as the number of shares granted and market price that are not currently ascertainable. Accordingly, reconciliations to the Non-GAAP forward looking metrics are not available without unreasonable effort and such unavailable reconciling items could significantly impact our financial results.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2021 AND 2020

Net Sales. Consolidated net sales were $435.9 million and $467.0 million for the nine months ended April 30, 2021 and 2020, respectively, representing a decrease of $31.1 million, or 6.7%. The period-over-period decrease in net sales reflects lower net sales in both of our segments, as further discussed below.

Commercial Solutions
Net sales in our Commercial Solutions segment were $261.0 million for the nine months ended April 30, 2021, as compared to $268.8 million for the nine months ended April 30, 2020, a decrease of $7.8 million, or 2.9%. Our Commercial Solutions segment represented 59.9% of consolidated net sales for the nine months ended April 30, 2021 as compared to 57.5% for the nine months ended April 30, 2020. Our book-to-bill ratio (a measure defined as bookings divided by net sales) for this segment was 1.23. Period-to-period fluctuations in bookings are normal for this segment.

Net sales in the nine months ended April 30, 2021 of our satellite ground station technologies were lower than the nine months ended April 30, 2020. This product line continues to be impacted by the COVID-19 pandemic's effect on customer demand, particularly in international markets, which historically represents a large majority of end-users for this product line. However, we benefited during the nine months ended April 30, 2021 from a number of awards, including: (i) $11.4 million in delivery orders from the U.S. Naval Information Warfare Systems Command for our latest generation SLM-5650B satellite modems and firmware; (ii) a contract valued at more than $3.0 million for QV-band TWTAs to support a new high-speed satellite network; (iii) an order valued at more than $2.0 million for state-of-the-art 500W Ka-band high power amplifiers supporting a leading high throughput satellite customer; (iv) a $2.0 million order for rugged Ka-band high power TWTAs for a U.S. military communications system; (v) $1.7 million in orders from a large government entity in Asia, who selected our equipment to support a significant network upgrade, replacing a mix of vendors’ installed equipment; (vi) a $1.6 million follow-on order for Ka-band SSPAs that use state-of-the-art GaN technology for an IFC application; (vii) $1.5 million in orders for satellite modems and optimization equipment from a North American communications service provider; (viii) a $1.5 million order for Single Channel Per Carrier (“SCPC”) satellite modems from a tier-one defense contractor to upgrade and expand an existing network with our CDM-625A advanced satellite modems; (ix) an order exceeding $1.0 million for our Falcon 50Ka SSPAs for an IFC application; and (x) an order exceeding $1.0 million for X-band SSPAs and block up converters for a transportable military satellite communications system. In addition, demand for our HEIGHTS technology solutions remain strong and we recently received a multi-million-dollar award from an international customer. The most recent period included a nominal amount of net sales related to our acquisition of UHP on March 2, 2021.

Index
Net sales in the nine months ended April 30, 2021 of our public safety and location technology solutions were lower than the nine months ended April 30, 2020, reflecting the absence of 911 wireless call routing sales to AT&T, offset in part by increased sales of our location-based technology solutions.

During the nine months ended April 30, 2021, we were awarded a statewide contract valued at up to $175.1 million to design, deploy, and operate NG-911 services for the Commonwealth of Pennsylvania. The total contract value includes multi-year contract extension options. The Commonwealth of Pennsylvania initially funded the contract at $137.4 million, $111.6 million of which was booked during our second quarter of fiscal 2021. This contract was awarded to us shortly after we announced the receipt of a $54.0 million contract to design, deploy and operate NG-911 services for the State of South Carolina, for which we received over $7.5 million of additional funding. Other notable public safety and location technology solutions orders received during the first nine months of fiscal 2021 include: (i) a $9.8 million contract with a major tier-one MNO for a broad suite of new capabilities and services centered around virtualized applications and 5G products; (ii) a contract renewal for location and mapping technologies worth $4.2 million with a tier-one MNO; (iii) orders exceeding $3.8 million with a tier-one MNO for additional capabilities related to our Virtual Mobility Location Center platform; (iv) a contract valued at up to $2.9 million to provide NG-911 services, including our Solacom Guardian Intelligent 911 Workstations, to the Toronto Police Service; (v) a contract valued at up to $2.4 million to provide NG-911 services, including our Solacom Guardian Intelligent 911 Workstations, to the City of Edmonton’s police and fire rescue services; (vi) a $1.6 million NG-911 services contract to provide Solacom’s Guardian call management solution to the Toronto Paramedic Services, the largest municipal paramedic service in Canada; (vii) a one-year contract renewal valued at up to $1.6 million to provide hosted location-based service ("LBS") platforms to a tier-one U.S. MNO; (viii) a contract renewal valued at up to $1.3 million to provide maintenance and support services to a Canadian MNO; (ix) a $1.3 million contract renewal by a tier-one MNO to support messaging services; and (x) our first international 5G services contract with a leading tier-one MNO in Australia.

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

Government Solutions
Net sales in our Government Solutions segment were $174.9 million for the nine months ended April 30, 2021 as compared to $198.2 million for the nine months ended April 30, 2020, a decrease of $23.3 million or 11.8%. Our Government Solutions segment represented 40.1% of consolidated net sales for the nine months ended April 30, 2021 as compared to 42.5% for the nine months ended April 30, 2020. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the nine months ended April 30, 2021 was 0.77. Period-to-period fluctuations in bookings are normal for this segment.

The most recent period primarily reflects lower sales of advanced VSAT products and other programs to the U.S. Army, offset in part by higher sales of our solid-state, high-power amplifiers. Sales during the nine months ended April 30, 2021 include ongoing performance on our 10-year, $211.0 million IDIQ contract awarded to us by a prime contractor to provide next-generation troposcatter systems in support of the U.S. Marine Corps. During the nine months ended April 30, 2021, we benefited from the inclusion of nominal sales of X/Y antenna products that we now offer as a result of our January 2020 acquisition of CGC.

During the nine months ended April 30, 2021, we were awarded $20.7 million of orders related to a new multi-year contract valued at up to $235.7 million to provide ongoing system refurbishment, sustainment services and baseband equipment to the U.S Army, which will support the sustainment of the U.S. Army's AN/TSC-198 SNAP family of ground satellite terminals, to include spare parts, repairs, upgrades, refurbishments, logistics and engineering services and training. This multi-year contract includes a base year award and three one-year option periods exercisable by the U.S. Army. We expect that additional funding will be authorized over the remaining contract period.

Index
Other notable orders awarded during the nine months ended April 30, 2021 include: (i) $16.1 million of orders from the U.S. government for our JCAC training solutions; (ii) a $10.4 million contract from the U.S. military for the first phase of a full-motion large aperture antenna tracking system; (iii) $6.2 million of funding to support the U.S. Army’s PM MC's BFT-1 program; (iv) $5.9 million of funding on our contract to provide the U.S. Army with global field support services for military satellite communication (“SATCOM”) terminals around the world; (v) a $3.5 million contract for solid-state, high-power RF amplifiers from a major domestic medical instrumentation provider; (vi) $3.0 million of funding for a 12-month extension on an existing contract to provide the State of Maryland’s Department of Human Services with statewide information technology (“IT”) services; (vii) a $3.0 million order from an overseas agency for maintenance of down range tracking stations; (viii) a $2.8 million contract for high-power amplifier systems from an international prime contractor to be incorporated into electronic warfare systems; (ix) a $2.7 million contract from a major international oil and gas company which will provide the first over-the-horizon system for a floating liquefied natural gas facility utilizing our software-defined CS67PLUS radio/modem; (x) $2.6 million of orders to supply Manpack Satellite Terminals, networking equipment and other advanced VSAT products to the U.S. Army under our GTACS contract; and (xi) a $2.0 million order to provide the U.S. Marine Corps with rugged baseband command and control modules for Program Manager Light Armored Vehicles.

In April 2021, the U.S. government announced that it intended to fully withdraw troops from Afghanistan by September 2021. This change will result in lower revenues than previously anticipated for certain programs we currently participate in. In addition, the U.S. presidential administration released its fiscal 2022 budget request. This budget request includes less money for certain legacy programs but additional funding for modernization and new programs. We believe these budget changes will benefit us over the longer-term, but it will result in revenues in our Government Solutions segment to be significantly lower than the amount we achieved in fiscal 2020.

We are seeing strong interest across the board for our recently introduced Comtech COMET terminals and other new solutions we are discussing with our customers. During the third quarter, we conducted successful in-field demonstrations including our industry leading troposcatter solution that we are currently providing to the U.S. Marines. Other military commands have shown strong interest. In addition, as we enter our fourth quarter of fiscal 2021, in support of the U.S. Army's network modernization efforts, we have been working to respond to a new proposal request related to the development of the MMC-T terminal, which is the successor to the U.S. Army's BFT-2 terminal. We estimate that there are over 120,000 legacy BFT terminals across the Army and Joint services. Over the years, we have been providing BFT-1 sustainment services to the U.S. Army, along with other development and engineering type services and we believe that we are well-positioned to meaningfully participate on this new program.

Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by our U.S. and international government customers. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the nine months ended April 30, 2021 and 2020 are as follows:

	Nine months ended April 30,
	2021	2020	2021	2020	2021	2020
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	15.8%	15.3%	68.7%	69.1%	37.1%	38.1%
Domestic	58.7%	59.1%	13.2%	11.4%	40.4%	38.8%
Total U.S.	74.5%	74.4%	81.9%	80.5%	77.5%	76.9%

International	25.5%	25.6%	18.1%	19.5%	22.5%	23.1%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales are sales to Verizon, which accounted for 11.2% of consolidated net sales for the nine months ended April 30, 2021. Except for the U.S. government, there were no customers that represented more than 10.0% of consolidated net sales during the nine months ended April 30, 2020.

Index

International sales for the nine months ended April 30, 2021 and 2020 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $98.1 million and $107.5 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for the nine months ended April 30, 2021 and 2020.

Gross Profit. Gross profit was $158.9 million and $177.2 million for the nine months ended April 30, 2021 and 2020, respectively. The decrease of $18.3 million primarily reflects the decrease in consolidated net sales, as discussed above. Gross profit, as a percentage of consolidated net sales, for the nine months ended April 30, 2021 was 36.5% as compared to 37.9% for the nine months ended April 30, 2020. Our gross profit during the nine months ended April 30, 2021 also reflects significant increases in costs due to production delays, minor supply chain disruptions, lower levels of factory utilization and higher logistics and operational costs resulting from the COVID-19 pandemic. Our gross profit during the most recent nine month period also reflects a benefit of $2.0 million from the refund of historical excise tax paid, which was recorded in our Unallocated segment. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for the nine months ended April 30, 2021 decreased in comparison to the nine months ended April 30, 2020. The decrease in gross profit percentage primarily reflects changes in products and services mix, including the cessation of sales to AT&T for 911 wireless call routing services and an increase of sales related to a recently awarded statewide NG-911 deployment (which has lower margins than our 911 wireless call routing services).

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for the nine months ended April 30, 2021 decreased in comparison to the nine months ended April 30, 2020. The decrease in gross profit percentage primarily reflects lower net sales. Also, during the most recent period, we incurred $0.6 million of incremental operating costs for our antenna facility in the United Kingdom due to the impact of the COVID-19 pandemic. Although operations in the United Kingdom have largely resumed, we continue to experience lingering impacts from the shut-down.

Included in consolidated cost of sales for the nine months ended April 30, 2021 and 2020 are provisions for excess and obsolete inventory of $3.2 million and $1.2 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends.

Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $84.0 million and $93.5 million for the nine months ended April 30, 2021 and 2020, respectively, representing a decrease of $9.5 million, or 10.2%. As a percentage of consolidated net sales, selling, general and administrative expenses were 19.3% and 20.0% for the nine months ended April 30, 2021 and 2020, respectively.

Excluding $1.2 million of restructuring costs related to the relocation of certain of our satellite earth station production facilities to a new 146,000 square foot facility in Chandler, Arizona, selling, general and administrative expenses for the nine months ended April 30, 2021 would have been $82.8 million, or 19.0% of consolidated net sales. Excluding $0.4 million of estimated contract settlement costs principally related to the repositioning of our location technologies solutions offerings in our Commercial Solutions segment, selling, general and administrative expenses for the nine months ended April 30, 2020 would have been $93.1 million, or 19.9% of consolidated net sales. The decrease in our selling, general and administration expenses, both in dollars and as a percentage of consolidated net sales, is largely attributable to the benefit from our efforts to streamline business operations in both of our segments.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $2.8 million in the nine months ended April 30, 2021 as compared to $2.7 million in the nine months ended April 30, 2020. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Research and Development Expenses. Research and development expenses were $37.4 million and $40.9 million for the nine months ended April 30, 2021 and 2020, respectively, representing a decrease of $3.5 million, or 8.6%. As a percentage of consolidated net sales, research and development expenses were 8.6% and 8.8% for the nine months ended April 30, 2021 and 2020, respectively.

Index
For the nine months ended April 30, 2021 and 2020, research and development expenses of $30.7 million and $35.7 million, respectively, related to our Commercial Solutions segment, and $6.5 million and $5.1 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.2 million in both the nine months ended April 30, 2021 and 2020 related to the amortization of stock-based compensation expense.

During the most recent period, our Government Solutions segment incurred $0.3 million of strategic emerging technology costs for next-generation satellite technology to advance our solutions offerings to be used with new broadband satellite constellations. We are evaluating this new market in relation to our long-term business strategies, and we may incur additional costs over the next twelve months.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the nine months ended April 30, 2021 and 2020, customers reimbursed us $11.0 million and $8.2 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $15.7 million (of which $12.8 million was for the Commercial Solutions segment and $2.9 million was for the Government Solutions segment) for the nine months ended April 30, 2021 and $16.0 million (of which $13.0 million was for the Commercial Solutions segment and $2.9 million was for the Government Solutions segment) for the nine months ended April 30, 2020.

Acquisition Plan Expenses. During the nine months ended April 30, 2021 and 2020, we incurred $99.8 million and $14.4 million, respectively, of acquisition plan expenses. For the nine months ended April 30, 2021, $88.3 million related to the previously announced litigation and merger termination with Gilat, including $70.0 million paid in cash to Gilat. The remaining costs primarily related to the April 2021 settlement of litigation associated with our 2019 acquisition of GD NG-911 as well as the March 2021 closing of our acquisition of UHP. These expenses are primarily recorded in our Unallocated segment. We do not expect to incur any significant acquisition plan expenses in the remainder of fiscal 2021.

Operating (Loss) Income. Operating loss for the nine months ended April 30, 2021 was $78.0 million as compared to operating income of $12.4 million for the nine months ended April 30, 2020. Operating income (loss) by reportable segment is shown in the table below:

	Nine months ended April 30,
	2021	2020	2021	2020	2021	2020	2021	2020
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$27.4	26.5	8.8	16.3	(114.2)	(30.4)	$(78.0)	12.4
Percentage of related net sales	10.5%	9.9%	5.0%	8.2%	NA	NA	NA	2.7%

The increase in our Commercial Solutions segment operating income, both in dollars and as a percentage of the related segment net sales, for the nine months ended April 30, 2021 primarily reflects the benefit of cost saving measures previously implemented, offset in part by lower segment net sales and gross profit percentage and $1.2 million of restructuring costs, as discussed above.

The decrease in our Government Solutions segment operating income, both in dollars and as a percentage of related segment net sales, for the nine months ended April 30, 2021 was driven primarily by lower net sales and gross profit percentage, as discussed above.

The increase in unallocated expenses for the nine months ended April 30, 2021 as compared to the nine months ended April 30, 2020 is primarily due to acquisition plan expenses, as discussed above. Amortization of stock-based compensation was $3.2 million and $3.1 million, respectively, for the nine months ended April 30, 2021 and 2020.

Index
Excluding (i) $99.8 million of acquisition plan expenses; (ii) $1.2 million of restructuring costs; (iii) $0.6 million of incremental operating costs due to the impact of COVID-19; and (iv) $0.3 million of strategic emerging technology costs, consolidated operating income for the nine months ended April 30, 2021 would have been $23.9 million, or 5.5% of consolidated net sales. Excluding $14.4 million of acquisition plan expenses and $0.4 million of estimated contract settlement costs, consolidated operating income for the nine months ended April 30, 2020 would have been $27.2 million, or 5.8% of consolidated net sales. The decrease, both in dollars and as a percentage of consolidated net sales, was due primarily to lower consolidated net sales and a lower gross profit percentage, offset in part by lower selling, general and administrative expenses and research and development expenses, as discussed above.

Interest Expense and Other. Interest expense was $5.2 million and $4.9 million for the nine months ended April 30, 2021 and 2020, respectively. Interest expense for the nine months ended April 30, 2021 includes $1.2 million of incremental interest expense related to a now terminated financing commitment letter. Excluding the $1.2 million, our effective interest rate (including amortization of deferred financing costs) in the nine months ended April 30, 2021 was approximately 2.8%. Our current cash borrowing rate (which excludes the amortization of deferred financing costs) under our existing Credit Facility approximates 2.4%.

Interest (Income) and Other. Interest (income) and other for both the nine months ended April 30, 2021 and 2020 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

(Benefit from) Provision for Income Taxes. Our income tax provision or benefit is computed by applying an estimated annual effective tax rate for the full fiscal year to “ordinary” income or loss for the reporting period (“ordinary” is generally defined as pre-tax income or loss excluding unusual or infrequently occurring discrete tax items). For the nine months ended April 30, 2021, we recorded a tax benefit of $2.1 million as compared to a tax provision of $1.5 million for the nine months ended April 30, 2020. Our effective tax rate (excluding discrete tax items) for the nine months ended April 30, 2021 and 2020 was 11.5% and 31.0%, respectively. The decrease from 31.0% to 11.5% is primarily due to expected product and geographical mix changes reflected in our Business Outlook for Fiscal 2021.

For purposes of determining our 11.5% estimated annual effective tax rate for fiscal 2021, the $70.0 million of acquisition plan expense paid to Gilat, during our first quarter of fiscal 2021, was considered an unusual and infrequently occurring discrete tax item and excluded from the computation of our effective tax rate. In addition, no financial statement benefit was recorded for the $70.0 million payment to Gilat.

During the nine months ended April 30, 2021, we recorded a net discrete tax benefit of $0.6 million, primarily related to the release of valuation allowances previously established on the deferred tax assets of one of our Canadian subsidiaries. This benefit was offset, in part, by the finalization of certain tax accounts in connection with the filing of our fiscal 2020 U.S. federal income tax return. During the nine months ended April 30, 2020, we recorded a net discrete tax benefit of $0.8 million, primarily related to stock-based awards that were settled during the period and the finalization of certain tax deductions in connection with the filing of our fiscal 2019 U.S. federal income tax return.

Our U.S. federal income tax returns for fiscal 2017 through 2020 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2016 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net (Loss) Income. During the nine months ended April 30, 2021, consolidated net loss was $80.8 million as compared to net income of $5.9 million during the nine months ended April 30, 2020.

Index
Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the nine months ended April 30, 2021 and 2020 are shown in the table below (numbers in the table may not foot due to rounding):

	Nine months ended April 30,
	2021	2020	2021	2020	2021	2020	2021	2020
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$26.6	26.0	9.1	16.4	(116.6)	(36.5)	$(80.8)	5.9
Provision for (benefit from) income taxes	0.9	0.4	(0.5)	(0.1)	(2.4)	1.2	(2.1)	1.5
Interest (income) and other	—	0.1	0.1	—	(0.3)	—	(0.3)	—
Interest expense	—	—	0.1	—	5.2	4.9	5.2	4.9
Amortization of stock-based compensation	—	—	—	—	3.2	3.1	3.2	3.1
Amortization of intangibles	12.8	13.0	2.9	2.9	—	—	15.7	16.0
Depreciation	5.7	6.4	1.3	1.1	0.3	0.6	7.3	8.0
Estimated contract settlement costs	—	0.4	—	—	—	—	—	0.4
Acquisition plan expenses	(1.1)	0.7	—	—	100.9	13.7	99.8	14.4
Restructuring costs	1.2	—	—	—	—	—	1.2	—
COVID-19 related costs	—	—	0.6	—	—	—	0.6	—
Strategic emerging technology costs	—	—	0.3	—	—	—	0.3	—
Adjusted EBITDA	$46.1	47.1	13.9	20.3	(9.9)	(13.1)	$50.1	54.3
Percentage of related net sales	17.7%	17.5%	7.9%	10.2%	NA	NA	11.5%	11.6%

The decrease in consolidated Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, for the nine months ended April 30, 2021 as compared to the nine months ended April 30, 2020 is primarily attributable to lower consolidated net sales and a lower gross profit percentage, offset in part by lower selling, general and administrative expenses and lower research and development expenses, as discussed above.

The decrease in our Commercial Solutions segment's Adjusted EBITDA, in dollars, is primarily due to lower net sales and a lower gross profit percentage, substantially offset by the benefit of cost saving measures previously implemented, as discussed above.

The decrease in our Government Solutions segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, is driven primarily by lower segment net sales and a lower gross profit percentage, as discussed above.

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

Reconciliations of our GAAP consolidated operating income (loss), net income (loss) and net income (loss) per diluted share for the nine months ended April 30, 2021 and 2020 to the corresponding non-GAAP measures are shown in the tables below (numbers and per share amounts in the tables may not foot due to rounding). In addition, non-GAAP income per diluted share adjustments for the nine months ended April 30, 2021 were computed using 26,016,000 weighted average diluted shares outstanding during the respective period:

	Nine months ended April 30, 2021
($ in millions, except for per share amount)	Operating (Loss) Income	Net (Loss) Income	Net (Loss) Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(78.0)	$(80.8)	$(3.12)
Acquisition plan expenses	99.8	96.4	3.70
Restructuring costs	1.2	1.1	0.04
COVID-19 related costs	0.6	0.5	0.02
Strategic emerging technology costs	0.3	0.3	0.01
Interest expense	—	1.0	0.04
Net discrete tax benefit	—	(0.6)	(0.02)
Non-GAAP measures	$23.9	$17.8	$0.69

	Nine months ended April 30, 2020
($ in millions, except for per share amount)	Operating Income	Net Income	Net Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$12.4	$5.9	$0.24
Acquisition plan expenses	14.4	9.9	0.40
Estimated contract settlement costs	0.4	0.3	0.01
Net discrete tax benefit	—	(0.8)	(0.03)
Non-GAAP measures	$27.2	$15.3	$0.62

Index
Our Adjusted EBITDA is a Non-GAAP measure that represents earnings (loss) before income taxes, interest (income) and other, write-off of deferred financing costs, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, estimated contract settlement costs, settlement of intellectual property litigation, acquisition plan expenses, restructuring costs, COVID-19 related costs, strategic emerging technology costs (for next-generation satellite technology), facility exit costs, strategic alternatives analysis expenses and other. Our definition of Adjusted EBITDA may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is also a measure frequently requested by our investors and analysts. We believe that investors and analysts may use Adjusted EBITDA, along with other information contained in our SEC filings, in assessing our performance and comparability of our results with other companies. Our Non-GAAP measures for consolidated operating income, net income and net income per diluted share reflect the GAAP measures as reported, adjusted for certain items as described. These Non-GAAP financial measures have limitations as an analytical tool as they exclude the financial impact of transactions necessary to conduct our business, such as the granting of equity compensation awards, and are not intended to be an alternative to financial measures prepared in accordance with GAAP. These measures are adjusted as described in the reconciliation of GAAP to Non-GAAP in the above tables, but these adjustments should not be construed as an inference that all of these adjustments or costs are unusual, infrequent or non-recurring. Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures determined in accordance with GAAP. Investors are advised to carefully review the GAAP financial results that are disclosed in our SEC filings. We have not quantitatively reconciled our fiscal 2021 Adjusted EBITDA target to the most directly comparable GAAP measure because items such as stock-based compensation, adjustments to the provision for income taxes, amortization of intangibles and interest expense, which are specific items that impact these measures, have not yet occurred, are out of our control, or cannot be predicted. For example, quantification of stock-based compensation expense requires inputs such as the number of shares granted and market price that are not currently ascertainable. Accordingly, reconciliations to the Non-GAAP forward looking metrics are not available without unreasonable effort and such unavailable reconciling items could significantly impact our financial results.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents decreased $8.7 million from $47.9 million at July 31, 2020 to $39.2 million at April 30, 2021. The decrease in cash and cash equivalents during the nine months ended April 30, 2021 was driven by the following:

•Net cash used in operating activities was $56.6 million for the nine months ended April 30, 2021 as compared to net cash provided by operating activities of $39.0 million for the nine months ended April 30, 2020. During the nine months ended April 30, 2021, in connection with an agreement to terminate our acquisition of Gilat, we made a $70.0 million payment to Gilat. Excluding such payment, net cash provided by operating activities would have been $13.4 million. The period-over-period decrease in cash flow from operating activities (excluding the $70.0 million payment to Gilat) reflects lower consolidated net sales and overall changes in net working capital requirements, principally the timing of shipments, billings and payments.

•Net cash used in investing activities for the nine months ended April 30, 2021 and 2020 was $7.6 million and $16.4 million, respectively. During the nine months ended April 30, 2021 and 2020, we paid $0.8 million and $11.2 million, respectively, in connection with our acquisition of CGC Technology Limited, net of cash acquired. During the nine months ended April 30, 2020, we paid $0.8 million in connection with our acquisition of NG-911 Inc. The remaining portion of net cash used in both periods relates to expenditures for property, plant and equipment upgrades and enhancements. Also, offsetting cash used during the most recent period is $1.4 million of net cash acquired from our acquisition of UHP, as discussed further in "Notes to Condensed Consolidated Financial Statements - Note (2) - Acquisitions - UHP Networks Inc."

•Net cash provided by financing activities was $55.5 million for the nine months ended April 30, 2021 as compared to net cash used in financing activities of $17.6 million for the nine months ended April 30, 2020. During the nine months ended April 30, 2021, we had net borrowings under our Credit Facility of $65.5 million, primarily due to the $70.0 million payment we made to Gilat. During the nine months ended April 30, 2021 and 2020, we paid $7.7 million and $7.6 million, respectively, in cash dividends to our stockholders. We also made $2.8 million and $5.3 million of payments to remit employees' statutory tax withholding requirements related to the net settlement of stock-based awards during the nine months ended April 30, 2021 and 2020, respectively.

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

As of April 30, 2021, our material short-term cash requirements primarily consist of: (i) interest payments under our Credit Facility; (ii) payments related to lease commitments; (iii) our ongoing working capital needs, including income tax payments; and (iv) payment of accrued quarterly dividends.

As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (2) - Acquisitions - UHP Networks Inc.," we completed our acquisition of UHP on March 2, 2021. Pursuant to the stock purchase agreement, the initial up-front payment of approximately $23.9 million was paid mostly in shares of our common stock, with a nominal amount paid in cash. An additional $5.0 million, payable at our option in cash and or shares of common stock, was placed in escrow and is subject to certain conditions that we expect will be satisfied within twelve months after the acquisition. The stock purchase agreement also provides for an earn-out payment of up to an additional $9.0 million, also payable at our option in cash and or common stock, if specified sales milestones are reached during the eighteen-month period ending September 30, 2022.

On March 3, 2021, we filed a shelf registration statement with the SEC for the sale of 1,381,567 shares of our common stock by the selling shareholder of UHP. The shelf registration statement was declared effective by the SEC as of March 15, 2021. To-date, we have issued 1,026,567 shares pursuant to this shelf registration statement to satisfy initial payment and escrow arrangements under the terms of the stock purchase agreement.

In December 2018, we filed a $400.0 million shelf registration statement with the SEC for the sale of various types of securities, including debt. The shelf registration statement was declared effective by the SEC as of December 14, 2018.

On September 29, 2020, our Board of Directors authorized a new $100.0 million stock repurchase program, which replaced our prior program. The new $100.0 million stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases of our common stock during the nine months ended April 30, 2021 and 2020.

On September 29, 2020, December 9, 2020 and March 11, 2021, our Board of Directors declared a dividend of $0.10 per common share, which were paid on October 27, 2020, February 19, 2021 and May 21, 2021, respectively. On June 8, 2021, our Board of Directors declared a dividend of $0.10 per common share, payable on August 20, 2021 to stockholders of record at the close of business on July 21, 2021. Future dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval.

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

Index
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

As of April 30, 2021, the amount outstanding under our Credit Facility was $215.0 million, which is reflected in the non-current portion of long-term debt on our Condensed Consolidated Balance Sheet. At April 30, 2021, we had $2.0 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During the nine months ended April 30, 2021, we had outstanding balances under the Credit Facility ranging from $125.0 million to $217.0 million.

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

As of April 30, 2021, our Secured Leverage Ratio was 2.78x TTM Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of April 30, 2021 was 13.78x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA.

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

Off-Balance Sheet Arrangements
As of April 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Commitments
In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of April 30, 2021, will materially adversely affect our liquidity.

Index

At April 30, 2021, cash payments due under long-term obligations (including estimated interest expense on our Credit Facility), excluding purchase orders that we entered into in our normal course of business, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	Remainder of 2021	2022 and 2023	2024 and 2025	After 2025
Credit Facility - principal payments	$215,000	—	—	215,000	—
Credit Facility - interest payments	14,332	1,423	11,486	1,423	—
Operating and finance lease obligations	59,122	2,596	18,143	12,812	25,571
Contractual cash obligations	$288,454	4,019	29,629	229,235	25,571

As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (10) - Credit Facility," our Credit Facility provides a senior secured loan facility of up to $550.0 million consisting of: (i) a revolving loan facility ("Revolving Loan Facility") with a borrowing limit of $300.0 million; (ii) an accordion feature allowing us to borrow up to an additional $250.0 million; (iii) a $35.0 million letter of credit sublimit; and (iv) a swingline loan credit sublimit of $25.0 million. The Credit Facility matures on October 31, 2023 (the "Revolving Maturity Date"). In addition, if we issue new unsecured debt in excess of $5.0 million with a maturity date that is less than 91 days from October 31, 2023, the Revolving Maturity Date would automatically accelerate so that it would be 91 days earlier than the maturity date of the new unsecured debt. At April 30, 2021, we have approximately $2.0 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts. Such amounts are not included in the above table.

As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (17) - Stockholders’ Equity," on June 8, 2021, our Board of Directors declared a dividend of $0.10 per common share, payable on August 20, 2021 to stockholders of record at the close of business on July 21, 2021. Future dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval.

As discussed in "Notes to Condensed Consolidated Financial Statements - Note (2) - Acquisitions - UHP Networks Inc.," we completed our acquisition of UHP on March 2, 2021. Pursuant to a stock purchase agreement, the initial up-front payment of approximately $23.9 million was paid mostly in shares of our common stock, with a nominal amount paid in cash. An additional $5.0 million, payable at our option in cash and or shares of common stock, was placed in escrow and is subject to certain conditions that we expect will be satisfied within twelve months after the acquisition. The stock purchase agreement also provides for an earn-out payment of up to an additional $9.0 million, also payable at our option in cash and or common stock, if specified sales milestones are reached during the eighteen-month period ending September 30, 2022.

At the start of our fourth quarter of fiscal 2021, we entered into a multi-year agreement enabling a customer to potentially order hundreds of millions of dollars of our next-generation satellite earth station technology. Shortly after we signed this agreement, we received our first order valued at more than $13.0 million to make certain customizations on behalf of this customer. Work on these efforts has commenced immediately.

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

As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (18) - Legal Proceedings and Other Matters," we are subject to a number of indemnification demands and we are incurring ongoing legal expenses in connection with these matters. Our insurance policies may not cover the cost of defending indemnification claims or providing indemnification. As a result, pending or future claims asserted against us by a party that we may agree or have agreed to indemnify could result in legal costs and damages that could have a material adverse effect on our consolidated results of operations and financial condition.

We have change in control agreements, severance agreements and indemnification agreements with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of our Company or an involuntary termination of employment without cause.

Index

Our Condensed Consolidated Balance Sheet at April 30, 2021 includes total liabilities of $9.2 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

As further discussed in "Notes to Condensed Consolidated Financial Statements – Note (3) - Adoption of Accounting Standards and Updates" during the nine months ended April 30, 2021, we adopted:

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

Index
In addition, the following FASB ASUs have been issued and incorporated into the FASB ASC and have not yet been adopted by us as of April 30, 2021:

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

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of April 30, 2021, we had cash and cash equivalents of $39.2 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of April 30, 2021, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On March 2, 2021, in connection with our acquisition of UHP Networks Inc. ("UHP"), we issued 1,026,567 shares of our common stock, based on a volume weighted average stock price of approximately $28.14 per share, to satisfy initial payment and escrow arrangements under the terms of the stock purchase agreement. These shares were issued in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, which exempts from the registration requirements any security that is issued in a transaction by an issuer not involving any public offering.

On March 3, 2021, we filed a shelf registration statement on Form S-3 (No. 333-253827) with the SEC for the sale by the selling stockholder of UHP of up to 1,381,567 shares of our common stock. See "Notes to Condensed Consolidated Financial Statements - Note (2) - Acquisitions - UHP Networks Inc." for further information concerning the acquisition.
Item 4.     Mine Safety Disclosures

Not applicable.

Item 6.    Exhibits

Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS - The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2021, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

Exhibit 101.SCH - Inline XBRL Taxonomy Extension Schema Document

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	June 8, 2021	By: /s/ Fred Kornberg
	(Date)	Fred Kornberg
Chairman of the Board
Chief Executive Officer
(Principal Executive Officer)

Date:	June 8, 2021	By: /s/ Michael A. Bondi
	(Date)	Michael A. Bondi
Chief Financial Officer
(Principal Financial and Accounting Officer)