Form 10-K
period 2021-07-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2021-10-04
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
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
☐ Yes              ☒ No

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ Global Select Market on January 31, 2021 was approximately $523,931,000.

The number of shares of the registrant’s common stock outstanding on September 30, 2021 was 26,335,695.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of the document listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

Proxy Statement for 2021 Annual Meeting of Stockholders - Part III

i

ii

Note: As used in this Annual Report on Form 10-K, the terms "Comtech," "we," "us," "our" and "our Company" mean Comtech Telecommunications Corp. and its subsidiaries.

Note About Forward-Looking Statements
This Form 10-K contains "forward-looking statements," including statements concerning the future of our industry, product development, pending litigation, potential transactions, business strategy, continued acceptance of our products, market demand and growth, and dependence on significant customers. These statements can be identified by the use of forward-looking terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue," the negative of these terms, or other similar words or comparable terminology. In general, all statements of fact in this report other than statements of historical fact are forward-looking information. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements included in this Form 10-K, because these risks and factors could cause our actual results to differ materially from those described in such forward-looking statements. However, the risks described in this Form 10-K are not the only risks that we face. Additional risks and uncertainties, not currently known to us or that do not currently appear to be material, may also materially adversely affect our business, financial condition and/or operating results in the future. We describe risks and uncertainties that could cause actual results and events to differ materially in "Risk Factors" (Part I, Item 1A of this Form 10-K), "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (Part II, Item 7 of this Form 10-K) and "Quantitative and Qualitative Disclosures about Market Risk" (Part II, Item 7A of this Form 10-K). We do not intend to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise, except as required by law.

PART I
ITEM 1. BUSINESS

We are a leading global provider of next-generation 911 emergency systems ("NG-911") and secure wireless communications technologies. Our solutions fulfill our customers’ needs for secure wireless communications in some of the most demanding environments, including those where traditional communications are unavailable or cost-prohibitive, and in mission-critical and other scenarios where performance is crucial. In recent years, an increase in market demand for global voice, video and data usage has contributed to our growth. We provide our solutions to both commercial and governmental customers.

As more fully described elsewhere in this Form 10-K, we navigated the challenges of operating our global business during the period where COVID-19 impacted many of our customers. We achieved fiscal 2021 consolidated net sales of $581.7 million and achieved significant year-over-year bookings and backlog growth. We completed the acquisition of a leading provider of innovative and disruptive satellite ground station technology solutions. We also entered into a multi-year agreement enabling a large new customer to potentially order hundreds of millions of dollars of our next-generation satellite earth station technology that can be used with thousands of Low-Earth-Orbit ("LEO") satellites reportedly being launched over the next several years. Adding to our strength, we won over $200.0 million of new NG-911 contract awards that we believe can provide years of recurring revenue. We believe that as COVID-19 subsides and the global economy fully reopens, our business performance in future periods will improve from current levels.

Our Business Outlook for Fiscal 2022 is discussed further in Part II - "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of COVID-19 and Business Outlook for Fiscal 2022." For a definition and explanation of Adjusted EBITDA, see Part II - "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal 2021 and 2020 - Adjusted EBITDA."

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

Competitive Strengths

The successful execution of our principal corporate strategies is based on our competitive strengths, including the following:

(1)We Have Significant Exposure to Large, Growing End Markets

We believe we are well positioned to capitalize on some of the most significant long-term technology trends occurring worldwide and that customers around the world will increasingly turn to us to fulfill their needs for secure wireless communications in some of the most demanding environments, including those where traditional communications are unavailable or cost-prohibitive, and in mission-critical and other scenarios where performance is crucial. These important technology trends include the expansion of 5G mobile networks and the integration of satellite communications into mobile phones, the need for public safety agencies to seamlessly integrate various networks and protocols and utilize precise location to connect individuals with first responders, the expanding breadth of High Definition ("HD") and 4K broadcasting content, and the need for governments to have more modern and mobile communications and transmission equipment to successfully complete mission-critical goals. We believe that all these long-term trends generate growth in global voice, video and data usage that, in turn, drives increased long-term demand for the secure wireless communications solutions that we provide.

We are in the process of further focusing both our research and development and marketing efforts to advance our next-generation satellite technology solution offerings that are targeted for use on new broadband satellite constellations. Thousands of new LEO, medium-earth-orbit ("MEO") and even geosynchronous equatorial orbit ("GEO") satellites are reportedly being launched over the next several years. Satellite constellations will provide internet access across the world, support increasing demand for data transmission, and will be facilitated by solutions that we provide, including ground station equipment such as Single Channel per Carrier ("SCPC") and time division multiple access (“TDMA”) modems, solid-state amplifiers and X/Y steerable antennas. In fiscal 2021, we entered into a strategic and highly valued multi-year agreement enabling a large new customer to potentially order hundreds of millions of dollars of our next-generation satellite earth station technology that can be used with the thousands of LEO satellites reportedly being launched over the next several years. Shortly after we signed this agreement, we received our first order valued at more than $13.0 million to make certain customizations on behalf of this customer. Work on these efforts commenced immediately.

(2)We Believe We Are a Market Leader in the End-Markets That We Serve

Commercial Solutions Segment
Satellite Ground Station Technologies - We believe we are the leading provider of satellite earth station modems, solid-state amplifiers and traveling wave tube amplifiers. Many of our key satellite earth station modems incorporate Turbo Product Code ("TPC") or Low Density Parity Check ("LDPC") forward error correction and bandwidth compression technologies, which enable our customers to optimize their satellite networks by either reducing their satellite transponder lease costs or increasing data throughput. We hold leadership positions in the market for high throughput modems used in cellular backhaul, a market that has been rapidly growing due to increased mobile phone use as well as LTE and 5G deployments. In fiscal 2021, we added to our product portfolio software-defined TDMA technology, which delivers industry-leading bandwidth-efficiency and flexibility to our customers. Our amplifier products are used to amplify signals carrying voice, video or data for air-to-satellite-to-ground communications and are vital to satellite communication applications such as traditional broadcast, direct-to-home ("DTH") broadcast and satellite newsgathering. We differentiate our amplifier product offerings by our ability to develop the most efficient size, weight and power profile. We believe that our expertise complying with regulatory and performance restrictions, particularly in challenging frequency bands such as X, Ka and Q, is a key differentiator. Demand for equipment in these challenging frequency bands is expected to grow over the coming years as new constellations are launched, such as Amazon Kuiper, SpaceX Starlink, Telesat Lightspeed and High Throughput Satellites ("HTS") from other providers. Certain of our amplifiers are DO-160 certified (an airborne quality standard) and when incorporated into an aircraft satellite communication system, can provide passengers, both commercial and military, with email, Internet access and video conferencing.

Public Safety and Location Technologies - In fiscal 2021, we were recognized by Frost & Sullivan, a leading industry research firm, for registering the most significant year-over-year market share increase among all NG-911 primary contract holders, growing our market share from an estimated 17.3% in 2019 to 26.2% in 2020, as calculated by Frost & Sullivan. By closing statewide contracts in Arizona, Iowa, Ohio, Pennsylvania and South Carolina, our direct NG-911 contracts now represent a population of over 60 million in the U.S., and over 25 million in Australia via Next Generation 000 contracts. As such, we believe that we are a leader in public safety communication and location technologies. We meet the ISO 27001 data security standard and believe we have significant market share in the routing of U.S. wireless 911 calls, Voice over Internet Protocol ("VoIP") 911 calls and Text to 911 messaging. We believe we are one of a limited number of companies fulfilling the Federal Communications Commission ("FCC") requirements for Enhanced 911 ("E911") call-routing to Public Safety Answering Points ("PSAPs") for wireless and VoIP network operators. E911 refers to 911 calls for both wireline and wireless telephones that are enhanced to provide the caller's location information. We are focusing our marketing and research and development efforts to meet system standards for NG-911, which refers to an Internet Protocol ("IP") based system that defines how digital information (e.g., voice, photos, videos and text messages) flows seamlessly from the public to the PSAPs, and on to emergency responders. With more than 85 global deployments of our Location Based Services (“LBS”) platform, we are a leading global provider of device location for both public safety and commercial applications. Leveraging decades of our location-based technology expertise, our solutions support the generation and distribution of location information for both indoor and outdoor environments. We have developed industry leading 2G through 5G mobile network and WiFi location functions, robust mapping, navigation and geolocation solutions incorporated by industry verticals such as public safety, automotive manufacturing, mobile network operators (“MNOs”) and retail. We provide a high-capacity, multiprotocol Short-Messaging-Service (“SMS”) platform for Person-to-Person (“P2P”), Application-to-Person (“A2P”) and Machine-to-Machine (“M2M”) communications. In addition, we offer Location Studio®, a complete end-to-end location application platform consisting of maps, map data, geo-services, application program interfaces (“APIs”) and software development kits ("SDKs") enabling MNOs, application developers, public safety ecosystems, and enterprises to build custom and unique applications.

Government Solutions Segment
Tactical Communications Technologies - We are a key supplier to large governments (particularly the U.S. government) and large prime contractors for tactical communications technologies, primarily tactical satellite-based technology solutions, field support services and satellite component supply chain management. We are a prime contractor under several indefinite delivery, indefinite quantity ("IDIQ") defense contract vehicles, including the: (i) U.S. Army’s Global Tactical Advanced Communications Systems ("GTACS") contract; (ii) U.S. Army’s Global Tactical Advanced Communications Systems (“GTACS II”) contract; (iii) U.S. Navy’s Seaport Next Generation (“SeaPort-Nxg”) contract; (iv) Complex Commercial SATCOM Solutions ("CS3") contract; (v) Communications Electronics Command ("CECOM") Responsive Strategic Sourcing for Services ("RS3") contract with the U.S. Army Contracting Command - Aberdeen Proving Ground (“ACC-APG”); and (vi) Advanced Battle Management System ("ABMS") contract for the Air Force Life Cycle Management Center. We provide field support sustainment services, centralized and deployed depot services and technology insertion services to the U.S. Army’s AN/TSC-198 family of communication systems that are commonly referred to as "SNAP" (Secret Internet Protocol Router ("SIPR") and Non-secure Internet Protocol Router ("NIPR") Access Point) Very Small Aperture Terminals ("VSATs"). Our field support services include providing U.S. Department of Defense ("DoD") personnel with curriculum development and training services to support cybersecurity workforce development. We provide high reliability Electrical, Electronic and Electromechanical (“EEE”) parts for use in satellite, launch vehicle and manned space applications. We also provide services encompassing all aspects of ground station life cycle to include requirements definition and analysis; design, development and integration of turnkey systems from antenna to data processing; civil works and construction; station installation and verification; operations and maintenance; and decommissioning at end of life. We also provide to customers worldwide a line of X/Y steerable satellite tracking antenna systems ideal for LEO, MEO and GEO constellations.

High-Performance Transmission Technologies - We are a world leader in the design and supply of troposcatter equipment, and a key supplier of radio frequency ("RF") microwave solid-state, high-power amplifier and switching control technologies. We have designed, manufactured and delivered troposcatter systems (sometimes referred to as over-the-horizon ("OTH") microwave products and systems) for over fifty years and are one of the largest independent suppliers of solid-state, high-power RF microwave amplifiers and integrated transmit receive hardware, which reproduce signals with higher power, are extremely complex, and are critical to the performance of the systems into which they are incorporated.

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

Many solid-state RF microwave amplifier and switching control technologies are produced in-house by large companies; however, our expertise has created a cost-effective and technologically superior alternative to in-house sourcing. Some of the companies who have outsourced amplifier development and production to us include Rockwell Collins, Inc., European Aeronautic Defense and Space Company ("EADS"), Lockheed Martin Corporation, L3Harris Technologies, Inc., Northrop Grumman Corporation, BAE Systems Plc, the U.S. Navy and Raytheon Technologies Corporation. Our amplifiers are also used in oncology treatment systems that allow physicians to give cancer patients higher doses of radiation that are more closely focused on cancerous tissue, thereby minimizing damage to healthy tissue.

(3)We Believe We Provide Industry Leading Innovation, Capabilities and Solutions

We have established a leading position of technology innovation in our fields through internal and customer-funded research and development activities, which have yielded significant advances. Examples of our industry-leading innovation include:

Our VSAT Networking Technologies and Platforms – For the past several years, we have developed and manufactured HeightsTM ("Heights"). HeightsTM is an advanced satellite earth station networking platform that combines our most efficient waveforms, compression engines and the ability to provide dynamic bandwidth and power management to meet the demands of customers operating on traditional fixed satellite service systems ("FSS"), while providing advantages for customers who plan to transition to HTS systems in the future. HeightsTM is ideally suited for cellular backhaul, universal service obligation networks and other applications that require high performance in a hub-spoke environment. HeightsTM solutions are designed to deliver the highest Internet Protocol bits per Hertz in its class.

In fiscal 2021, we introduced a TDMA technology solution which offers best-in-class support for very large networks. With an estimated 3 billion people globally who are not connected to any wireless services, this technology allows our customers to cost-effectively provide services to end-users with the quality and reassurance of the Comtech brand and service offerings. We also intend to offer a solution that combines our Heights Dynamic Network Access ("H-DNA") and TDMA technologies in a single VSAT platform so that we can deliver a solution that will deliver increased value to our customers. Additionally, at the start of our fiscal 2022, we announced a technology and business development partnership with Kymeta Corporation, a satellite communications company to broaden network offerings by combining the KymetaTM u8 terminal with our SLM-5650B modem and UHP-200 Universal Satellite Router. This solution will enable new and existing U.S. Department of Defense and commercial customers to operate state-of-the art technologies using cost-effective and seamless VSAT router solutions.

Our Solacom Software Solutions – We offer a best-in-class call handling solution marketed under the Solacom Guardian brand name, which provides an integrated text-to-and-from 911 solution on a unified platform. The solution provides a flexible user interface, adapts to varying customer environments and preferences, provides powerful call conferencing capabilities, enhanced reporting capabilities and offers geospatial 911 location call display directly from a customized map. Because of its advanced features, it allows us to offer an immediate upgrade path to existing and new customers and has expanded our presence in the public safety solutions market. We are investing in product enhancements of the Guardian software, including developing a cloud-based version so that we can offer software as a service ("SaaS") type solutions to our public safety customers.

Our Compact Over-the-horizon Mobile Expeditionary Terminal (“COMETTM”) – We offer the Comtech COMETTM, the world’s smallest OTH microwave troposcatter terminal. Our Comtech COMETTM is rapidly deployable, low power and highly portable. Troposcatter technology has long been associated with large antennas and high-power amplifiers that require kilowatts of prime power and large trucks to transport them to the field. The COMETTM has fundamentally changed this paradigm. The COMETTM is capable of being transported in a carrying case by a single individual and set up in under fifteen minutes. The COMETTM is ideally suited for situations where high bandwidth backhaul communications are required, extending critical services into areas where there is no communications infrastructure, or the infrastructure has been destroyed. U.S. Special Forces, as well as non-U.S. NATO forces, have already begun procuring and deploying the COMETTM for high reliability, mission essential communications.

Our "XyPoint®" Mobile Location Platform – Provided to MNOs globally, our virtualized LBS platform is a high availability robust solution with multiple positioning technologies, that allows authorized users to locate and track specific mobile devices and monitor specific areas of interest. MNOs can use this platform for location accuracy to support a wide variety of use cases, including public safety, location intelligence, network optimization and big data analytics. On the legacy front, our LBS platform is compatible within 2G through 4G wireless networks, as well as an enabler to the MNOs to seamlessly migrate to cloud native environments, as they start their migrations to 5G.

(4)We Have a Diverse Global Customer Base

We have established long-standing relationships with thousands of customers worldwide, including leading system and network suppliers in the global satellite (such as Intelsat S.A. and SES S.A.), mobile cellular (such as Verizon Wireless), defense, broadcast and aerospace industries, as well as the U.S. federal government (such as the U.S. Army and Navy), U.S. state and local governments, and foreign governments. Our global commercial and government customers are increasingly seeking integrated solutions to meet their operational needs. We believe that our customers recognize our ability to develop improved technologies and to meet stringent program requirements. Our ability to solve complex problems is well known and we believe we have strong relationships with our customers. We hold prime positions on several key contracts and have had a long history of servicing key programs.

Business Segments
Fundamentally, we offer advanced secure wireless communications technologies with expertise in the satellite communications and cellular markets. We believe these markets are undergoing a period of significant growth and rapid technological change. We manage our business through two reportable operating segments: Commercial Solutions and Government Solutions. Our corporate senior management team supports the business segments by, among other things, actively seeking to exploit potential synergies that exist between the segments, including in areas such as manufacturing, technology, sales, marketing, customer support and finance. The diagram below summarizes our key products, systems and services by our two reportable operating segments:

Commercial Solutions Segment Technologies (approximately 61.9% of fiscal 2021 net sales)		Government Solutions Segment Technologies (approximately 38.1% of fiscal 2021 net sales)

Satellite Ground Station Technologies	Public Safety and Location Technologies	Tactical Communications Technologies	High-Performance Transmission Technologies
•Satellite ground station technologies such as SCPC modems, TDMA modems and networking platforms that facilitate the transmission of voice, video and data over satellite links including LEO and HTS satellite constellations

•Solid-state and traveling wave tube amplifiers used to amplify signals from satellite ground stations

•Wireless/VolP 911 service for network operators

•NextGen 911 solutions

•ESInet (Emergency Services IP Network)

•Call Handling applications for PSAPs

•Software and equipment for location-based and messaging services for various applications, including both public safety and commercial services

•Tactical satellite-based communications, field support and end-to-end integration

•Satellite-based mobile communications and tracking systems, including high precision full motion fixed and mobile X/Y satellite tracking antennas, RF feeds, reflectors and radomes

•Procurement and supply chain management of high reliability EEE parts for satellite, launch vehicle and manned space applications

•Over-the-horizon microwave equipment that can transmit digitized voice, video and data over distances up to 200 miles using the troposphere and diffraction, including the Comtech COMETTM

•Solid-state, RF microwave high-power amplifiers and control components designed for radar, electronic warfare, jamming, medical and aviation applications

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

Satellite broadcasters, such as The DIRECTV Group and EchoStar Corporation

U.S. state and local governments, such as Arizona, the Commonwealth of Massachusetts, the Commonwealth of Pennsylvania, Iowa, Maine, South Carolina and the state of Washington

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

Domestic and international defense customers, prime contractors and system suppliers such as Lockheed Martin Corporation, L3 Harris Technologies, Inc., Northrop Grumman Corporation, Raytheon Technologies Corporation., SES S.A., and The Boeing Company

Medical equipment companies, such as Varian Medical Systems, Inc., and aviation industry system integrators such as Collins Aerospace (a subsidiary of Raytheon Technologies Corporation) and Telephonics Corporation

Foreign government customers in the Middle East, Europe, North Africa, Latin America and Asia Pacific and related prime contractors and systems integrators

Oil companies such as Shell Oil Company and PETRONAS

Financial information about our business segments, including net sales, operating income, Adjusted EBITDA (a Non-GAAP financial measure), total assets, and our operations outside the United States, is provided in "Notes to Consolidated Financial Statements - Note (11) Segment Information" included in "Part II - Item 8. - Financial Statements and Supplementary Data."

The markets and key technologies for each segment are further described below.

Commercial Solutions Segment

Overview

Our Commercial Solutions segment offers satellite ground station technologies (such as SCPC and TDMA modems and amplifiers) and public safety and location technologies (such as 911 call routing, 911 call handling and mapping solutions) to commercial customers and smaller government customers, such as state and local governments. This segment also serves certain large government customers (including the U.S. government) that have requirements for off-the-shelf commercial equipment.

Key Markets and Technology Solutions
Satellite Ground Station Technologies

We offer our customers one-stop-shopping for satellite ground station technologies, including SCPC and TDMA modems, amplifiers, frequency converters and network software for customers who utilize satellite communications. Our products are used to modulate, demodulate and amplify signals, carry voice, video and/or data over networks and are vital to satellite communication applications, including air-to-ground communications, video broadcasting and the backhaul of cellular traffic. Our Commercial Solutions segment manufactures most of the satellite ground station equipment we sell to our customers.

We believe that the overall satellite ground station equipment industry will grow over the next few years, and will be increasingly connected to existing and new cellular networks. This growth is expected to occur as a result of widespread deployment and upgrades of 4G and 5G ground-based systems, including satellite earth stations, as well as the integration of high-performance amplifiers necessary to meet long-term demand for high-performance satellite communications applications, such as satellite-based wireless backhaul, DTH, HD and 4K broadcasting and in-flight connectivity. We believe that Comtech is well positioned to capitalize on this demand through sales of our market leading satellite ground station technologies, including new next-generation satellite earth station technologies that can be used with the thousands of new LEO, MEO and large HTS satellite constellations that are reportedly being launched over the next several years.

Examples of end-market applications that are driving long-term demand for our satellite-based communication technologies include:

•Satellite-Based Cellular Backhaul. Demand for satellite-based cellular backhaul services is anticipated to grow rapidly as a result of the increased penetration of smart cellular phones and network upgrades to 4G and 5G in developing regions of the world. Ultimately, as 5G services continue to be deployed, mobile data services will become more critical. As mobile data penetration expands and mobile data consumption increases, wireless carriers must invest in their mobile network infrastructure and businesses will require back-up communications. In developing regions of the world and in remote areas where terrestrial network infrastructure is lacking, wireless network operators often backhaul, or transport, their wireless data traffic using satellite-based networking technologies. Comtech is well positioned to serve the high-performance, high availability needs of satellite-based cellular backhaul through sales of our SCPC and TDMA satellite modems as well as our HeightsTM and UHP networking platforms.

•New LEO, MEO and HTS Satellites. There are thousands of new satellites reportedly being launched over the next several years, which believe will lead to increasingly complex satellite networks. As service providers work to offer connectivity to these high-speed, high-bandwidth satellites and expand their networks to handle the demand for new LEO, MEO and HTS applications, we believe our HeightsTM and UHP networking platforms, our solid-state amplifiers and our X/Y antennas will ultimately be incorporated into many new installations and necessary upgrades of equipment.

•High Definition and Ultra-High Definition Transmission. Reports indicate that in recent years, consumers have purchased millions of HD televisions and Ultra-High Definition or "4K" televisions and streaming high-definition videos over mobile devices. We believe this will require a significant amount of satellite bandwidth, which will require satellite service providers to upgrade equipment and find new ways to manage the cost and transmission efficiency of their networks. We believe that these requirements will drive increased demand for our satellite ground station technologies.

•Integration of Satellite Systems into 911 Systems. 911 service is a vital part of the U.S. government's nationwide emergency response and disaster preparedness system. In recent years, the FCC has taken steps to increase public safety by encouraging and coordinating development of a nationwide, seamless communication system for emergency systems. Increasingly, satellite services are playing a more important role in the nationwide 911 network not only in rural areas but as back-up for Public Safety Answering Points ("PSAP") and individual callers. For instance, in August 2021, it was reported that Apple was developing satellite capabilities for its iPhone models that would allow users to call and/or send texts in emergency situations. We believe that satellite systems, supported by our SCPC and TDMA networking platforms, will be incorporated into 911 systems. Given our expertise in public safety and location technology solutions, we believe we are uniquely positioned to be a leader in this growing market.

Public Safety and Location Technologies

We are a leading provider of public safety and location technologies. Our next generation solutions enable rich, multimedia information to be delivered with 911 calls; our E911 call routing solutions allow cellular carriers and voice over the Internet ("VoIP") carriers to deliver emergency calls to Public Safety emergency call centers nationwide. When someone places an emergency call, our technologies can identify the call as an emergency call, access the user’s location information from the wireless network and route the call to the assigned public safety jurisdiction. Today, we provide public safety and location technologies to many U.S. telecommunication carriers, the largest being Verizon for which we provide their 911 call routing via cellular service. We believe we service a significant portion of the carrier market for 911 cellular call routing applications, along with another leading competitor.

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

As the U.S. adopts upgraded call handling and NG-911 solutions, we believe that other countries will do so as well. Our public safety and location technology solutions have been deployed since 2006 and are utilized by domestic MNOs as well as internationally to provide reliable device location determination for public safety and commercial applications. Many of our technologies, such as positioning, mapping and text messaging, are embedded in our public safety and location offerings to help address mapping, routing and geolocations. We address the FCC mandates for emergency services as it relates to location by supporting precise location in our solutions. Our text messaging platforms are used by wireless carriers to provide SMS to their end-customers and are also used to communicate with 911 PSAPs through major network operators.

In order to maximize market growth opportunities, we have repositioned certain of our location technology solutions to increase our penetration into the public safety space and are focusing on international markets. As satellite services play a more important role in the nationwide 911 network, we believe demand for our location products will grow.

Our Location StudioTM platform enables customers, especially public safety agencies, to build their own applications with end-user functionality, such as maps, search, geocoding, routing and navigation, using their own brand. We believe that customers and prospects are increasingly looking for alternatives to mapping services that are subject to change by the provider and which meet market privacy and security requirements. The Location StudioTM platform is a complete end-to-end location application consisting of maps, map data, including our Trusted OpenStreetMap ("TOSM") geo-services, application program interfaces ("APIs") and software development kits ("SDKs") enabling public safety ecosystems and enterprises to build custom and unique mapping applications. Map data includes positioning, search, enhanced local content, custom maps, navigation, geo-fencing, tracking integrated with third party data sources like camera feeds and Internet of Things ("IoT") sensor data via cross-platform APIs and SDKs supporting all leading operating systems. We believe that as the industry moves toward digital transformation, customers will be looking for situational awareness solutions that are built on top of mapping and geo-services. Our location technology solutions enable the determination of a mobile phone's geospatial position in a variety of environments, leveraging a wide range of signals including Global Positioning System ("GPS"), Global Navigation Satellite Systems ("GNSS") and multiple cellular positioning technologies ranging from 2G through 5G mobile networks. For our installed base of systems, we provide ongoing operational support, including administration of system components, system optimization, configuration management and maintenance services, including tracking customer support issues, troubleshooting and developing and installing maintenance releases.

In fiscal 2022, we have begun marketing Smart ResponseTM, a newly developed cloud-based solution, that offers a common operational picture to first responders for an effective data-driven response for security agencies and first responders. This new solution can offer streaming live feeds from traffic cameras at and near incident location, access caller information like past residences, criminal history, or next-of-kin information at the tap of a button. Offering a bird-eye view of integrated data, the Smart ResponseTM solution empowers PSAP employees to ensure the appropriate resources are on the scene and to better serve the public in emergency situations.

Government Solutions Segment

Overview

Our Government Solutions segment provides tactical satellite-based networks and ongoing support for complicated communications networks, troposcatter systems and solid-state, high-power amplifiers to large government end-users (including those of foreign countries), large international customers and domestic prime contractors.

Key Markets and Technology Solutions
Tactical Communications Technologies

With persistent threats from state and non-state actors, governments around the world are increasingly seeking ways to mitigate vulnerabilities using information and more reliable communication systems to increase decision-makers’ situational awareness. In response to this demand, we offer a variety of mission-critical technologies, including the supply and field support of tactical satellite-based networks (including satellite modems, ruggedized routers and solid-state drives), sustainment services for the AN/TSC-198A SNAP (SIPR and NIPR Access Point) VSATs. Many of our mission-critical technologies are part of integrated communication infrastructure systems such as the U.S. Military Command, Control, Communications, Computers, Cyber Intelligence, Surveillance and Reconnaissance (also known as "C5ISR") systems and similar complicated networks for international governments. We also provide a variety of in-class and on-line training services, labs and assessments to our customers to help them protect networks from cyber attacks.

We are recognized as an industry leader and global supplier of high reliability products. Our solutions include supply chain management and engineering services for high reliability EEE space parts and satellite and launch vehicle tracking solutions in support of critical National Aeronautics and Space Administration ("NASA") programs and for international space and defense agencies. Through our acquisition of CGC Technology Limited, we are also a leading, world-wide provider of high precision, full motion fixed and mobile X/Y satellite tracking antennas, reflectors, RF feeds, radomes and other ground station equipment.

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

Our troposcatter technologies (sometimes referred to as over-the-horizon or "OTH" microwave systems) are extremely reliable and secure and are a cost-effective alternative or compliment to satellite communication as it does not require the leasing of expensive satellite transponder space with its attendant recurring costs. Our over-the-horizon microwave systems, which include our patented forward error correction technology, can transmit video and other broadband applications at throughputs of up to 200 Mbps. U.S. and foreign governments use our over-the-horizon microwave systems to, among other things, transmit radar tracking, run C4ISR applications and connect to remote border locations. Additionally, energy companies use our systems to enable communication links for offshore oil rigs and other remote locations, as well as for exploration activities. Our MTTS, the first truly modular, rapidly deployable transit case-based troposcatter system, has been purchased by the U.S. Army, incorporated into the SNAP family of products used by the U.S. military and designated the Tactical Transportable TROPO ("SNAP 3T") or AN/TRC 198(V3). We also recently introduced the Comtech COMETTM, a rapidly deployable OTH microwave system. The Comtech COMETTM has a medium range (up to 60 km) and high bandwidth (up to 210 Mbps) that fills a void in distances that have long been desired by tactical communications planners. The Comtech COMETTM uniquely addresses the special operations command (or “SOCOM”) community’s concern of low probability of intercept and low probability of detection (“LPI/LPD”), while providing high reliability, mission essential communications.

Our solid-state, high-power RF microwave amplifiers and related switching control technologies are utilized in several critical applications, including electronic warfare, communications, radar, IFF and medical applications such as oncology cancer treatment systems. In the electronic warfare marketplace, we support a variety of legacy systems and are participating in the ongoing migration to platforms that require smaller and lighter amplifiers integrated with additional signal processing functionality. Our solutions increase the flexibility of systems by providing wider bandwidth capabilities to address communication needs. We also believe that the desire for increased situational awareness of the airspace may create increased opportunities for our radar and IFF products, which are used by government and commercial customers around the world. Our high power and highly reliable Gallium Nitride ("GaN") amplifier technology is increasingly used both to update existing radar systems for improved sensitivity and range as well as for new radar installations. In addition to technologies that enhance performance of primary radars, we also supply solutions for IFF systems that provide positive identification of radar targets for secondary surveillance systems.

Acquisitions

In order to position ourselves to take advantage of additional growth opportunities and meet our strategic objectives, we have followed, and will continue to follow, a disciplined approach in identifying, executing and capitalizing on acquisitions.

Completed Acquisitions

In the past several years, we have acquired businesses and enabling technologies.

On February 23, 2016, we acquired TeleCommunication Systems Inc. ("TCS"), a leading provider of commercial solutions (such as public safety and location technologies) and government solutions (such as tactical communications technologies). The TCS acquisition had an aggregate purchase price for accounting purposes of $340.4 million (also referred to as the transaction equity value) and an enterprise value of $423.6 million. The TCS acquisition, which has been fully integrated into our business, resulted in Comtech entering complementary markets and expanding our domestic and international commercial offerings.

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

On April 29, 2019, we acquired the state and local government NG-911 business from General Dynamics Information Technology, Inc. (the "GD NG-911 business") and at the same time announced a five-year contract award in excess of $100.0 million to develop, implement and operate a NG-911 emergency communications system for a Northeastern state. The acquisition strengthened our position in the growing NG-911 solutions market. The GD NG-911 business had an aggregate purchase price for accounting purposes of $11.0 million and was fully integrated into our Commercial Solutions segment.

On January 27, 2020, we completed the acquisition of CGC Technology Limited ("CGC"), a small privately held company located in the United Kingdom. CGC is a leading provider of high precision full motion fixed and mobile X/Y satellite tracking antennas, reflectors, RF feeds, radomes and other ground station equipment around the world. The acquisition brought established relationships with several top-tier European aerospace companies and other government entities, and we expect it to allow us to participate in the anticipated growth in the number of LEO and MEO satellite constellations. The CGC business had an aggregate purchase price for accounting purposes of $23.7 million and was fully integrated into our Government Solutions segment.

On February 21, 2020, we acquired NG-911, Inc. ("NG-911"), a small privately held company based in Iowa, Illinois and Missouri. NG-911 is a pioneer in providing next generation 911 solutions, including those designed by Solacom, to public safety agencies in the Midwest. The acquisition allows us to cost-effectively expand sales of our industry leading Solacom Guardian call management solutions for public safety. The NG-911 product line had an aggregate purchase price for accounting purposes of $1.2 million and was fully integrated into our Commercial Solutions segment.

On March 2, 2021, we completed our acquisition of UHP Networks Inc. ("UHP"), a leading provider of innovative and disruptive satellite ground station technology solutions. With end-markets for high-speed satellite-based network anticipated to significantly grow, our acquisition allows us to enhance our Commercial Solutions segment's offerings with low cost TDMA satellite modems. The UHP business has a preliminary purchase price for accounting purposes of $37.5 million and was fully integrated into our Commercial Solutions segment.

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

We intend to continue to expand international marketing efforts by engaging additional independent sales representatives, distributors and value-added resellers and by establishing additional foreign sales offices. In addition, we also leverage our relationships with larger companies (such as prime contractors to the U.S. government and large mobile wireless operators) to market our technology solutions. In fiscal 2022, we expect to significantly expand our social media and Internet presence and develop an updated marketing and branding strategy.

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

Sales by geography and customer type, as a percentage of related net sales, are as follows:

	Fiscal Years Ended July 31,
	2021	2020	2019	2021	2020	2019	2021	2020	2019
	Commercial Solutions			Government Solutions			Consolidated
U.S. government	14.7%	14.8%	19.2%	66.8%	65.0%	63.8%	34.6%	36.2%	40.1%
Domestic	58.5%	58.9%	53.9%	14.1%	15.2%	12.5%	41.5%	40.3%	34.5%
Total U.S.	73.2%	73.7%	73.1%	80.9%	80.2%	76.3%	76.1%	76.5%	74.6%

International	26.8%	26.3%	26.9%	19.1%	19.8%	23.7%	23.9%	23.5%	25.4%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the DoD, intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales are sales to Verizon Communications Inc. ("Verizon"), which represented 10.7% of consolidated net sales for fiscal 2021. Except for the U.S. government, there were no customers that represented more than 10.0% of consolidated net sales during fiscal 2020 and 2019.

International sales for fiscal 2021, 2020 and 2019 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $138.9 million, $145.1 million and $170.6 million, respectively. When we sell internationally, we denominate most of our contracts in U.S. dollars. Some of our sales to international customers are paid for by letters of credit or on an open account. From time to time, some of our international customers may require us to provide performance guarantees.

Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for fiscal 2021, 2020 and 2019.

Backlog

Our backlog as of July 31, 2021 was $658.9 million (of which $526.4 million was attributed to the Commercial Solutions segment and $132.5 million was attributed to the Government Solutions segment). We estimate that a substantial portion of the backlog as of July 31, 2021 will be recognized as sales during the next twenty-four month period, with the rest thereafter.

At July 31, 2021, 79.8% of our backlog consisted of orders for use by U.S. commercial customers, 8.9% consisted of U.S. government contracts, subcontracts and government funded programs and 11.3% consisted of orders for use by international customers (including sales to U.S. domestic companies for inclusion in products that will be sold to international customers).

Our backlog is defined as orders (sometimes also referred to herein as bookings) that we believe to be firm. Backlog that is derived from U.S. government orders relates to U.S. government contracts that have been awarded, signed and funded. Backlog for our U.S. government customers also includes amounts appropriated by Congress and allotted to the contract by the procuring government agency. Our backlog does not include the value of options that may be exercised in the future on multi-year contracts, nor does it include the value of additional purchase orders that we may receive under indefinite delivery/indefinite quantity ("IDIQ") contracts or basic ordering agreements. In some cases, such as contracts received from large U.S. based telecommunication companies, our backlog is computed by multiplying the most recent month’s contract or revenue by the months remaining under the existing long-term agreements, which we consider to be the best available information for anticipating revenue under those agreements. When we acquire a company with existing contracts, we only record bookings for those contracts that meet our definition. Almost all of the contracts in our backlog (including firm orders previously received from the U.S. government) are subject to modification, cancellation at the convenience of the customer, or for default in the event that we are unable to perform under the contract.

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

To support our long-term business goals, in fiscal 2021, we commenced a 15-year lease for a new 146,000 square foot facility in Chandler, Arizona and began shifting production of our satellite earth station products from our existing Tempe, Arizona locations. We also signed a new 10-year lease in the United Kingdom to expand our Government Solutions segment's manufacturing capabilities. This facility is expected to support the production of X/Y satellite tracking antennas that can be used in connection with the thousands of new LEO, MEO and large HTS satellite constellations reportedly being launched over the next several years. COVID-19 has delayed efforts to get our new technology manufacturing centers operational and has increased our start-up costs. Although things can be further delayed, we anticipate that our new facilities will be operational by the end of our fiscal 2022 or early part of fiscal 2023. Increased usage of our high-volume technology manufacturing centers will allow us to secure volume discounts on key components, better control the quality of our manufacturing process and maximize the utilization of our manufacturing capacity.

All of our other manufacturing facilities are located in the United States.

Our ability to deliver products to customers on a timely basis is dependent, in part, upon the availability and timely delivery by subcontractors and suppliers (including, at times, the U.S. government) of the components and subsystems that we use in manufacturing our products. Electronic components and raw materials used in our products are generally obtained from independent suppliers. Some components are standard items and are available from several suppliers. Others are manufactured to our specifications by subcontractors. Although we obtain certain components and subsystems from a single source or a limited number of sources, we believe that most components and equipment are available from multiple sources. Certain U.S. government contracts may require us to incorporate government furnished parts into our products. Delays in receipt of such parts can adversely impact the timing of our performance on the related contracts. While not individually material, during fiscal 2021, as a result of COVID-19, we have experienced longer lead times for certain components and raw materials from certain suppliers as well as higher freight costs due to an overwhelmed global transport network. We expect that these supply chain issues will ease during the second half of fiscal 2022.

Research and Development

We have established a leading technology position in our fields through internal and customer-funded research and development activities.

Internal research and development expenses are reported as research and development expenses for financial reporting purposes and were $49.1 million, $52.2 million and $56.4 million in fiscal 2021, 2020 and 2019, respectively, representing 8.4%, 8.5% and 8.4% of total consolidated net sales, respectively, for these periods. Customer-funded research and development activities relate to the adaptation of our basic technology to specialized customer requirements which is recoverable under contracts and is reflected in net sales with the related costs included in cost of sales. Certain of our government customers also contract with us from time to time to conduct research on telecommunications software, equipment and systems. During fiscal 2021, 2020 and 2019, we were reimbursed by customers for such activities in the amounts of $13.6 million, $11.9 million and $14.7 million, respectively. During fiscal 2021, we incurred $0.3 million of strategic emerging technology costs for next-generation satellite technology to advance our solutions offerings to be used with new broadband satellite constellations. We are evaluating this new market in relation to our long-term business strategies, and we may incur additional costs in fiscal 2022.

Intellectual Property

We rely upon trade secrets, technical know-how, continuing technological innovation and, with respect to certain technologies, patents to develop and maintain our competitive position. The products we sell require significant engineering design and manufacturing expertise. For technological capabilities that are not protected by patents or licenses, we generally rely on the expertise of our employees and our learned experiences in both the design and manufacture of our products and the delivery of our services.

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

We have a portfolio of several hundred patents worldwide relating to wireless location services, text messaging, GPS ephemeris data, emergency public safety data routing, electronic commerce and other areas. To-date, our strategy has been to avoid offensive and defensive patent litigation and focus on building meaningful partnerships with other companies through direct licensing, cross licensing, and other forms of agreements. We do not believe that any single patent or group of patents, patent application or patent license agreement is material to our operations.

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

Listed below, in alphabetical order, are some of our competitors in each of our two business segments:

Commercial Solutions - ACTIA Group, Advantech Co., Ltd., Agilis Satcom, AnaCom, Inc., Bandwidth.com, CalAmp Corp., Codan Limited, CPI International, Inc., Datum Systems, Inc., dB Control Corp. (a subsidiary of HEICO Corp.), 8x8, Inc., ENENSYS Technologies, ETM, Inc., Gilat Satellite Networks Ltd., Google Inc. (a subsidiary of Alphabet Inc.), Here Technologies, Honeywell Aerospace (a subsidiary of Honeywell International Inc.), Infinite Convergence Solutions, Inc., Intermap Technologies Corporation, Intrado Corporation, Iridium Communications Inc., ITS Electronics Inc., KVH Industries Inc., LM Ericsson Telephone Company, L3Harris Technologies, Inc., Mission Microwave Technologies, LLC., Motorola Solutions, Inc., ND Satcom GmbH, Nokia Networks (a subsidiary of Nokia Corporation), NOVELSAT, Novra Technologies Inc., Orbcomm Inc., Panasonic Corporation, Paradise Datacom Ltd. (a subsidiary of Teledyne Technologies Incorporated), Polarity Inc., SatixFy Israel Ltd., SatPath Systems, Inc., Spacepath Communications Limited, Speedcast International Limited, ST Engineering iDirect, Inc. (including Newtec), Telenav, Inc., Terrasat Communications Inc, TMD Technologies LLC., TomTom N.V. and ViaSat, Inc.

Government Solutions - Aethercomm Inc., AMERGINT Technologies, Inc., CACI International Inc., CalAmp Corp., CPI International, Inc., Cubic Corporation, dB Control Corp. (a subsidiary of HEICO Corp.), DXC Technology, Empower RF Systems, Inc., Envistacom, LLC, Escape Communications, Inc., General Dynamics Corporation, International Datacasting Corporation (a subsidiary of Novra Technologies Inc.), Kratos Defense & Security Solutions, Inc., L3Harris Technologies, Inc., Mercury Systems, Inc., NeuStar, Inc., Northrop Grumman Corporation (including the former Orbital ATK, Inc.), Raytheon Technologies Corporation, Teledyne Technologies Incorporated, The KeyW Holding Corporation, Ultra Electronics Holdings plc. and ViaSat, Inc.

We believe that competition in all our markets is based primarily on technology innovation, product performance, reputation, delivery times, customer support and price. Due to our proprietary know-how, we believe we can develop, produce and deliver products and services on a cost-effective basis faster than many of our competitors.

Human Capital

At July 31, 2021, we had 2,038 employees (including temporary employees and contractors), 1,238 of whom were engaged in production and production support, 420 in research and development and other engineering support, and 380 in marketing and administrative functions. None of our U.S. based employees are represented by a labor union. Of our 2,038 employees, 489 employees are based outside of the United States including 217 employees in the United Kingdom. We believe that our employee relations are good.

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

As a U.S. government contractor and subcontractor, we are subject to a variety of rules and regulations, such as the Federal Acquisition Regulations ("FAR"). Individual agencies can also have acquisition regulations. For example, the Department of Defense implements the FAR through the Defense Federal Acquisition Regulation supplement (commonly known as "DFARs"). For all Federal government entities, the FAR regulates the phases of any product or service acquisition, including: acquisition planning, competition requirements, contractor qualifications, protection of source selection and vendor information, and acquisition procedures. In addition, the FAR addresses the allowability of supplier costs, while Cost Accounting Standards address how those costs can be allocated to contracts. The FAR also subjects suppliers to audits and other government reviews. These reviews cover issues such as cost, performance and accounting practices relating to our contracts. The government may challenge a supplier's costs and fees. Suppliers are also required to comply with the National Industrial Security Program Operating Manual which relates to the handling of classified materials and programs and is administered by the Defense Counterintelligence and Security Agency (“DCSA”). Suppliers who do not comply with these various regulations may lose and/or become ineligible for facility security clearances and/or participation in classified programs.

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

In fiscal 2021, $201.1 million or 34.6% of our consolidated net sales were to the U.S. government (including sales to prime contractors to the U.S. government). Of this amount, firm fixed-price and cost-reimbursable type contracts (including fixed-fee, incentive-fee and time and material type contracts) accounted for approximately $121.8 million and $79.3 million, respectively.

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

In the past, we have self-reported violations of export control laws or regulations to the U.S. Department of State, Directorate of Defense Trade Controls ("DDTC"), DoC and OFAC. In addition, we have made various commitments to U.S. government agencies that oversee trade and export matters that we will maintain certain policies and procedures including maintaining a company-wide Office of Trade Compliance and conducting ongoing internal assessments and reporting any future violations to those agencies.

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

Summary of Risk Factors
The following is a summary of the principal risks that could significantly and negatively affect our business, prospects, financial conditions, or operating results. For a more complete discussion of the material risks facing our business, please see below:

Global Risks
•We are unable to predict the extent to which the ongoing COVID-19 pandemic and supply chain constraints will continue to adversely impact our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives.

•Our fiscal 2022 business outlook is difficult to forecast and operating results are subject to significant fluctuations and are likely to be volatile.

•If global economic business and political conditions deteriorate as compared to the current environment it could have a material adverse impact on our business outlook and our business, operating results and financial condition.

•We have significant operations in locations which could be materially and adversely impacted in the event of a terrorist attack or other significant disruptions (including natural disasters).

Business Risks
•Our backlog is subject to customer cancellation or modification.

•Contract cost growth on our firm fixed-price contracts exposes us to reduced profitability and the potential loss of future business and other risks.

•Our business is highly dependent on the budgetary decisions of our government customers.

•Our contracts with the U.S. government are subject to unique business, commercial and government audit risks.

•Our dependence on sales to international customers exposes us to unique business, commercial and export compliance audit risks.

•A change in our relationship with our large wireless carrier customers could have a material adverse effect.

•If our wireless carrier partners change the pricing and other terms by which they offer our products to their end-customers could have a material adversely affect.

Strategic Growth Risks
•We face a number of risks relating to the expected long-term growth of our business.

•We must service the debt and maintain compliance with various covenants under a Credit Facility that imposes restrictions on our business.

•Acquisitions of companies and investments could prove difficult to integrate, disrupt our business, dilute stockholder value or adversely affect operating results or the market price of our common stock.

•Our investments in recorded goodwill and other intangible assets could be impaired as a result of future business conditions, a deterioration of the global economy or if we change our reporting unit structure.

Cybersecurity Risks
•We could be negatively impacted by a system failure, breach, attack or intrusion of our IT networks or those we operate for certain customers, or third-party data center facilities, servers and related systems.

•The measures we have implemented to secure information we collect and store or enable access to may be breached.

Legal, Regulatory and Litigation Risks
•Changes in U.S. tax law could adversely affect our business and financial condition.

•Our U.S. federal, state and foreign tax returns are subject to audit and a resulting tax assessment or settlement could have a material adverse effect on our business, results of operations and financial condition.

•We may be subject to environmental liabilities.

•The success of our business is dependent on compliance with FCC rules and regulations and similar foreign laws and regulations.

•Regulation of the mobile communications industry and VoIP is evolving, and unfavorable changes or our failure to comply with existing and potential new legislation or regulations could harm our business and operating results.

•Ongoing compliance with the provisions of securities laws, related regulations and financial reporting standards could unexpectedly materially increase our costs and compliance related expenses.

•Indemnification provisions in our contracts could have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

•We are, from time to time, and could become a party to additional litigation or subject to claims.

•Protection of our intellectual property is limited and pursuing infringers of our patents and other intellectual property rights can be costly.

•Third parties may claim we are infringing their intellectual property rights and we could be prevented from selling our products, or suffer significant litigation expense, even if these claims have no merit.

Competitive Risks
•All of our business activities are subject to rapid technological change, new entrants, the introduction of other distribution models and long development and testing periods each of which may harm our competitive position.

•Our business is highly competitive, we are reliant upon the success of our partners, and some of our competitors have significantly greater resources than we do, which could result in a loss of customers, market share and/or market acceptance.

•We rely upon various third-party companies and their technology to provide services to our customers.

•Because our software may contain defects or errors, and our hardware products may incorporate defective components, our sales could decrease if these defects or errors adversely affect our reputation or delay shipments of our products.

Risks Related to our Common Stock
•Our stock price is volatile.

•Future issuances of our shares of common stock could dilute a stockholder's ownership interest in Comtech and reduce the market price of our shares of common stock.

•Provisions in our corporate documents and Delaware law could delay or prevent a change in control of Comtech.

•A disruption in our Common Stock dividend program could negatively impact our stock price.

Global Risks

The ongoing COVID-19 pandemic and supply chain constraints have impacted our business, operating results and financial condition, as well as the operations and financial performance of many of the customers and suppliers in industries that we serve. We are unable to predict the extent to which the pandemic, supply chain constraints and related effects will adversely impact our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives.

The COVID-19 pandemic and related disease control measures have significantly impacted the global economy and has created significant supply chain constraints. These issues have had and could continue to have material adverse effects on our business, financial position, results of operations and cash flows. Although there has been an increase in vaccinations throughout the United States, vaccinations internationally have progressed at a slower rate and the impact of new strains of the virus are uncertain. The situation is changing rapidly and there may be additional impacts of which we are currently unaware. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which cannot be predicted.

Poor business conditions due to the COVID-19 pandemic have resulted in the suppression of end-market demand for many of our products such as satellite ground station technologies and other short-lead time products. Because the timing, impact, severity and duration of these conditions are impossible to predict and remain ongoing, there is a risk that such conditions will have a material adverse effect on our future consolidated results of operations. The impact of the pandemic on our business has included or could in the future include:

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

•supply chain disruptions, including increased freight costs;

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

The ultimate extent of the impact of COVID-19 and supply chain constraints on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time. These impacts, individually or in the aggregate, could have a material and adverse effect on our business, results of operations and financial condition. Such effect may be exacerbated in the event the pandemic and the measures taken in response to it, and their effects, persist for an extended period of time, or if there are periodic resurgences of the outbreak. Under any of these circumstances, the resumption of normal business operations may be delayed or hampered by lingering effects of COVID-19 on our operations, direct and indirect suppliers, partners, and customers.

Our fiscal 2022 business outlook is difficult to forecast and operating results are subject to significant fluctuations and are likely to be volatile.

Historically, our business outlook is difficult to forecast and backlog (sometimes referred to herein as orders or bookings), net sales and operating results may vary significantly from period to period due to a number of factors including: sales mix; fluctuating market demand; start-up costs associated with the opening of our two new high-volume technology manufacturing centers; price competition; new product introductions by us or our competitors; customer bankruptcies; changing customer partnering procurement strategies; fluctuations in foreign currency exchange rates; unexpected changes in the timing of delivery of components or subsystems; the financial performance and impact of acquisitions; new accounting standards; political instability; regulatory developments; changes in income tax rates or tax credits; the price and expected volatility of our stock (which will impact, among other items, the amount of stock-based compensation expense we may record); general global economic conditions, and the impact of natural disasters or global pandemics.

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

In addition to the unique business risks related to COVID-19, many of the end-markets for our products and services may be significantly impacted for other issues that result in adverse global economic conditions. For example, many of our international end-customers are in emerging and developing countries that are subject to sweeping economic and political changes. Many governments around the world are under pressure to reduce their spending. In recent years, global oil and natural gas prices have been volatile and significantly impaired the ability of certain of our government customers in the oil and gas producing regions of the world to invest in telecommunications products and infrastructure. Additionally, the relative strength of the U.S. dollar against many international currencies has negatively impacted the purchasing power for many of our international end-customers because most of our sales are denominated in U.S. dollars. We generate significant sales from many emerging and developing countries.

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

The United Kingdom ("U.K.") exited from the European Union ("E.U.") on January 31, 2020. Such exit, commonly referred to as "Brexit," has created and may continue to create economic and political uncertainties and impacts that could have a material adverse effect on our business, operations and profitability. Although the U.K. and E.U. entered a trade agreement for goods that was approved by the European Parliament in April 2021, there is no guarantee that it will remain in force as other cross-border issues remain contested. We maintain production, engineering and sales facilities in the U.K. and adverse consequences concerning Brexit could result in a deterioration in global economic conditions, instability in global financial markets, political uncertainty, volatility in currency exchange rates, or adverse changes in the cross-border agreements currently in place, any of which could have an adverse impact on our financial results in the future.

In the past, our overall business has not been immune from adverse economic conditions. If U.S. or global economic conditions deteriorate further, or political conditions become unstable, or additional economic sanctions are imposed on some of our end-customers, it could adversely impact our business in a number of ways, including:

•Difficulty in forecasting our results of operations - It is difficult to accurately forecast our results of operations during periods of adverse conditions as we cannot predict the severity or the duration of such conditions or the impact it could have on our current and prospective customers. If our current or prospective customers materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we anticipate, or if we are unable to secure certain parts that are currently in limited supply due to supplier constraints, our business outlook will prove to be inaccurate.

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

We currently, and intend to continue to, operate a high-volume technology manufacturing center located in Arizona. The COVID-19 pandemic, a terrorist attack or similar future event may disrupt our operations or those of our customers or suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. If a natural disaster or other business interruption occurred with respect to our high-volume technology manufacturing center, we do not have immediate access to other manufacturing facilities and, as a result, our business, results of operations and financial condition would be materially adversely affected. To support our long-term business goals for our satellite earth station product line, in fiscal 2021, we commenced a 15-year lease for a new 146,000 square foot facility in Chandler, Arizona and began shifting production of our satellite earth station products from our existing Tempe, Arizona locations. If we are unable to have a smooth transition to our new facility, production and deliveries of our products may be impacted and we may incur unexpected costs.

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

Business Risks

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

During our fiscal years ended July 31, 2021, 2020 and 2019, sales to the U.S. government (including sales to prime contractors to the U.S. government) were $201.1 million, $223.4 million and $269.2 million or 34.6%, 36.2% and 40.1% of our consolidated net sales, respectively. In addition, a large portion of our existing backlog consists of orders related to U.S. government contracts and our Business Outlook for Fiscal 2022 and beyond depends, in part, on significant new orders from the U.S. government, which undergoes extreme budgetary pressures from time to time.

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

The federal debt limit continues to be actively debated as plans for long-term national fiscal policy are discussed. The outcome of these discussions could have a significant impact on defense spending broadly and programs we support in particular. The failure of Congress to approve future budgets and/or increase the debt ceiling of the U.S. on a timely basis could delay or result in the loss of contracts for the procurement of our products and services and we may be asked or required to continue to perform for some period of time on certain of our U.S. government contracts, even if the U.S. government is unable to make timely payments. A decrease in Department of Defense or Department of Homeland Security expenditures, the elimination or curtailment of a material program in which we are involved (such as the withdrawal of troops from Afghanistan or other parts of the world), or changes in payment patterns of our customers as a result of changes in U.S. government spending could have a material adverse effect on our business, results of operations and financial condition.

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

•Our employees may not be able to obtain and maintain the required security clearances for the facilities in which we perform sensitive government work - Certain of our U.S. Government contracts require our employees to maintain various levels of security clearances, and we are required to maintain certain facility security clearances. If we cannot maintain or obtain the required security clearances for our facilities and our employees, or obtain these clearances in a timely manner, we may be unable to perform certain U.S. Government contracts. Further, loss of a facility clearance, or an employee’s failure to obtain or maintain a security clearance, could result in a U.S. Government customer terminating an existing contract or choosing not to renew a contract. Lack of required clearances could also impede our ability to bid on or win new U.S. Government contracts. This could damage our reputation and adversely affect our business, financial condition and results of operations.

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

Sales for use by international customers (including sales to U.S. companies for inclusion in products that will be sold to international customers) represented approximately 23.9%, 23.5% and 25.4% of our consolidated net sales for the fiscal years ended July 31, 2021, 2020 and 2019, respectively, and we expect that international sales will continue to be a significant portion of our consolidated net sales for the foreseeable future. These sales expose us to certain risks, including barriers to trade, fluctuations in foreign currency exchange rates (which may make our products less price-competitive), political and economic instability, exposure to public health epidemics, availability of suitable export financing, tariff regulations, and other U.S. and foreign regulations that may apply to the export of our products. Although we take steps to mitigate our risk with respect to international sales, we may not be able to do so in every instance for any of the following reasons, among others:

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

•We price most of our products in U.S. dollars - Today, most of our sales are denominated in U.S. dollars. Over the last few years, the U.S. dollar has strengthened significantly against many international currencies. As such, many of our international customers experienced a drop in their purchasing power as it relates to their ability to purchase our products. To date, we have not materially changed our selling prices and have experienced lower sales volumes in certain cases. If the U.S. dollar strengthens from current levels against many international currencies, our customers may reduce their spending or postpone purchases of our products and services to a greater extent than we currently anticipate which could have a material adverse effect on our business, results of operations and financial condition.

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

•We must comply with the FCPA and similar laws elsewhere - We are subject to the FCPA and other foreign laws prohibiting corrupt payments to government officials, which generally bar bribes or unreasonable gifts to foreign governments or officials. Violations of these laws or regulations could result in significant sanctions, including disgorgement of profits, fines, criminal sanctions against us, our officers, our directors, or our employees, more onerous compliance requirements, more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. A violation of any of the regulations enumerated above could materially adversely affect our business, financial condition and results of operations. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, agents, or subsidiaries will not violate our policies. Additionally, changes in regulatory requirements which could restrict our ability to deliver services to our international customers, including the addition of a country to the list of sanctioned countries under the IEEPA or similar legislation could negatively impact our business. For the fiscal years ended July 31, 2021, 2020 and 2019, we conducted no business with states designated as sponsors of terrorism.

•We must maintain a company-wide Office of Trade Compliance - In the past, we have self-reported violations of export control laws or regulations to the U.S. Department of State, Directorate of Defense Trade Controls ("DDTC"), DoC and OFAC. In addition, we have made various commitments to U.S. government agencies that oversee trade and export matters and have committed that we will maintain certain policies and procedures including maintaining a company-wide Chief Trade Compliance Officer and Office of Trade Compliance and conducting ongoing internal assessment and reporting any future violations to those agencies. Even though we take precautions to avoid engaging in transactions that may violate U.S. export control laws or regulations, including trade sanctions, those measures may not be effective in every instance. If it is determined that we have violated U.S. export control laws or regulations or trade regulations, civil and criminal penalties could apply, and we may suffer reputational harm.

•We are subject to future export compliance audits - We continue to implement policies and procedures to ensure that we comply with all applicable export control laws and regulations. We may be subject to future compliance audits that uncover improper or illegal activities that would subject us to material remediation costs, civil and criminal fines and/or penalties and/or an injunction. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these outcomes could, individually or in the aggregate, have a material adverse effect on our business, results of operations and financial condition. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In addition, in order to ship our products into and implement our services in some countries, the products must satisfy the technical requirements of that particular country. If we were unable to comply with such requirements with respect to a significant quantity of our products, our sales in those countries could be restricted, which could have a material adverse effect on our business, results of operations and financial condition.

•We may be affected by the future imposition of tariffs and trade restrictions - The current U.S. administration has generally not amended the trade policies and tariffs on imported products from the prior administration, and increased sanctions against Russia. Our inability to effectively manage the negative impacts of U.S. and foreign trade policies, including, in connection with our business with customers outside of the United States or with newly sanctioned entities could adversely affect our business and financial results.

A change in our relationship with our large wireless carrier customers could have a material adverse effect.

Although we have a long history of providing services to many of our wireless carrier partners, a change in purchasing or procurement strategies by a wireless carrier partner could result in the loss of business from that partner. Additionally, from time to time, we routinely perform services without a multi-period contract while we negotiate new and extended contract terms and pricing. These negotiations are complex and may take long periods of time. Even when we successfully negotiate a multi-period contract, our wireless carrier contracts, such as the ones with Verizon which accounted for 10.7% of our sales in fiscal 2021, provide for terminations with notice and provide a mechanism for the wireless carrier to renegotiate lower fees and/or change services. Fee pressure from these carriers is constant and ongoing. Thus, even when we obtain a multi-period contract term, our revenues could be suddenly and materially reduced.

Competitors offer technology that has functionality similar to ours for free, under different business models. Competition from such free offerings may reduce our revenue and harm our business. If our wireless carrier partners or our competition can offer such technology to their subscribers or customers for free, they may elect to cease their relationships with us, alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our subscription fees or pursue other business strategies that may not prove successful for us and could have a material adverse effect on our business, results of operations and financial condition.

If our wireless carrier partners change the pricing and other terms by which they offer our products to their end-customers or do not continue to provide our services at all or renegotiate lower fees with us, our business, results of operations, and financial condition could be suddenly and materially adversely affected.

We generate a significant portion of our revenue from customers that are wireless carriers, such as Verizon which accounted for 10.7% of our revenues in fiscal 2021. In addition, a portion of our revenue is derived from subscription fees that we receive from our wireless carrier partners for end-users who subscribe to our service on a standalone basis or in a bundle with other services. Future revenue will depend on the pricing and quality of those services and subscriber demand for those services, which may vary by market, and the level of subscriber turnover experienced by our wireless carrier partners. If subscriber turnover increases more than we anticipate, our financial results could be materially adversely affected.

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

Strategic Growth Risks

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

•We may not be able to improve our processes and systems to keep pace with anticipated growth - The future growth of our business may place significant demands on our managerial, operational, production and financial resources. In order to manage that growth, we must be prepared to improve and expand our management, operational and financial systems and controls, as well as our production capabilities. We also need to continue to recruit and retain personnel and train and manage our employee base. We must carefully manage research and development capabilities and production and inventory levels to meet product demand, new product introductions and product and technology transitions. Our planned moves to new high volume manufacturing facilities in Chandler, Arizona and Basingstoke, U.K. may be delayed and subject to unforeseen costs (both capital and operational), which could impede our ability to complete customer orders and thereby have a material adverse effect on our business, results of operations and financial condition. If we are not able to timely and effectively manage our growth and maintain the quality standards required by our existing and potential customers, it could have a material adverse effect on our business, results of operations and financial condition.

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

•We may not be able to obtain sufficient components to meet expected demand - Our dependence on component availability, government furnished equipment, subcontractors and key suppliers, including the core manufacturing expertise of our high-volume technology manufacturing center located in Arizona exposes us to risk. Although we obtain certain components and subsystems from a single source or a limited number of sources, we believe that most components and subsystems are available from alternative suppliers and subcontractors. During the past two years or so, partly driven by the COVID-19 pandemic and as a result of overall increased industry-wide demand, lead times for many components have increased as well as freight costs. In addition, threats of or actual tariffs could limit our ability to obtain certain parts on a cost-effective basis, or at all. A significant interruption in the delivery of such items could have a material adverse effect on our business, results of operations and financial condition. Similarly, if our high-volume technology manufacturing center located in Arizona is unable to produce sufficient product or maintain quality, it could have a material adverse effect on our business, results of operations and financial condition.

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

As of July 31, 2021, the amount outstanding under our Credit Facility was $201.0 million, which is reflected in the non-current portion of long-term debt on our Consolidated Balance Sheet. As of July 31, 2021, we also had $1.5 million of standby letters of credit outstanding under our Credit Facility related to guarantees of future performance on certain customer contracts.

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

As of July 31, 2021, our Secured Leverage Ratio (as defined in the Credit Facility) was 2.53x trailing twelve month ("TTM") Consolidated EBITDA (as defined in the Credit Facility) compared to the maximum allowable Leverage Ratio of 3.75x TTM Consolidated EBITDA. Our Interest Expense Coverage Ratio as of July 31, 2021 was 13.05x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA.

We anticipate maintaining compliance with the terms and financial covenants in our Credit Facility for the foreseeable future, however, there can be no assurance that we will be able to meet these covenants.

Further, our ability to comply with covenants, terms of and conditions our facility may be affected by events beyond our control. Failure to comply with covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations. Our substantial debt obligations could impede, restrict or delay the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. For example:

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

Foreign acquisitions and investments are regularly subject to scrutiny by the U.S. government and its agencies, such as the Committee on Foreign Investment in the United States (“CFIUS”) and the Defense Counterintelligence and Security Agency (“DCSA”) and our role as a U.S. federal contractor escalates such scrutiny, in particular, with respect to compliance with industrial security requirements. Failure to comply with the requirements of the U.S. government could result in fines being imposed against us or our suspension for a period of time of authority to operate under certain government programs or from eligibility for bidding on, or for award of, new government contracts, which could have a material adverse effect on our business, results of operations and financial condition.
In connection with our fiscal 2020 acquisition of CGC Technology Limited ("CGC") and our fiscal 2021 acquisition of UHP Networks, Inc. (“UHP”), we now have a facility in Basingstoke, U.K. and opened a new office in Moscow, Russia. We have implemented and submitted for review by DCSA new stringent policies, protocols, procedures and organizational resolutions, including an updated Technology Control Plan, that prescribe the access controls and protective security measures necessary to preclude unauthorized access by foreign-national customers, vendors, visitors, or employees to classified information and unclassified export-controlled information. We have limited experience operating in these foreign jurisdictions and if we are unable to comply with local laws or U.S. laws related to such activity in foreign jurisdictions, or the DCSA or other U.S. government agencies directs us to implement changes, our operations could be restricted and/or we could be subject to fines and penalties, both of which could have a material adverse effect on our business, results of operations and financial condition.

Our investments in recorded goodwill and other intangible assets could be impaired as a result of future business conditions, a deterioration of the global economy or if we change our reporting unit structure.

As of July 31, 2021, goodwill recorded on our Consolidated Balance Sheet aggregated $347.7 million. Additionally, as of July 31, 2021, net intangibles recorded on our Consolidated Balance Sheet aggregated $268.7 million.

For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, our Commercial Solutions and Government Solutions segment each constitute a reporting unit and we must make various assumptions in determining their estimated fair values. Reporting units are defined by how our Chief Executive Officer ("CEO") manages the business, which includes resource allocation decisions. We may, in the future, change our management approach which in turn may change the way we define our reporting units, as such term is defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350 "Intangibles - Goodwill and Other." A change to our management approach may require us to perform an interim goodwill impairment test and possibly record impairment charges in a future period.

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

On August 1, 2021 (the first day of our fiscal 2022), we performed our annual quantitative assessment and estimated the fair value of each of our reporting units using a combination of the income and market approaches. Based on our quantitative evaluation, we determined that our Commercial Solutions and Government Solutions reporting units had estimated fair values in excess of their carrying values of at least 22.7% and 94.1%, respectively, and concluded that our goodwill was not impaired and that neither of our two reporting units was at risk of failing the quantitative assessment.

It is possible that, during fiscal 2022 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, or our common stock price could fluctuate. Such fluctuation could be caused by uncertainty about the severity and length of the COVID-19 pandemic, and its impact on global business activity.

A significant decline in our customers' spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a quantitative assessment during fiscal 2022 or beyond. If assumed net sales and cash flow projections are not achieved in future periods or our common stock price significantly declines from current levels, our Commercial Solutions and Government Solutions reporting units could be at risk of failing the quantitative assessment and goodwill and intangibles assigned to the respective reporting units could be impaired.

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2022 (the start of our fiscal 2023). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangibles with finite lives when an event occurs indicating the potential for impairment. We believe that the carrying values of our net intangibles were recoverable as of July 31, 2021. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

Cybersecurity Risks

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

Legal, Regulatory and Litigation Risks

Changes in U.S. tax law could adversely affect our business and financial condition.

The laws, rules, and regulations dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have immediate and/or retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made to applicable tax laws and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

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

Our federal income tax returns for fiscal 2018 through 2020 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2017 are subject to audit. In addition to income tax audits, TCS is subject to ongoing state excise tax audits by the Washington State Department of Revenue. Although adjustments relating to past audits of our federal income tax returns were immaterial, a resulting tax assessment or settlement for other periods or other jurisdictions that may be selected for future audit could have a material adverse effect on our business, consolidated results of operations and financial condition.

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

•Our future growth is dependent, in part, on developing NG-911 compliant products - The FCC requires that certain location information be provided to network operators for public safety answering points when a subscriber makes a 911 call. Technical failures, greater regulation by federal, state or foreign governments or regulatory authorities, time delays or the significant costs associated with developing or installing improved location technology could slow down or stop the deployment of our mobile location products. If deployment of improved location technology is delayed, stopped or never occurs, market acceptance of our products and services may be materially adversely affected. Because we rely on some third-party location technology instead of developing all of the technology ourselves, we have little or no influence over its improvement. The technology employed with NG-911 services generally anticipates a migration to internet-protocol ("IP") based communication. Since many companies are proficient in IP-based communication protocols, the barriers to entry to providing NG-911 products and services are lower than for traditional switch-based protocols. If we are unable to develop unique and proprietary solutions that are superior to and/or more cost effective than other market offers, our 911 business could get replaced by new market entrants, resulting in a material adverse effect on our business, results of operations and financial condition.

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

Over the past several years, there have been a number of laws and regulations enacted that affect companies conducting business on the Internet, including the European General Data Protection Regulation ("GDPR"). The GDPR imposes certain privacy related requirements on companies that receive or process personal data of residents of the European Union that are currently different than those in the United States and include significant penalties for non-compliance. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas affecting our business, such as liability for personal data protection. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. Our costs to comply with the GDPR as well any other similar laws and regulations that emerge may negatively impact our business.

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

In the ordinary course of business, we include indemnification provisions in certain of our customer contracts. Pursuant to these agreements, we have agreed to indemnify, hold harmless and reimburse the indemnified party for losses suffered or incurred by the indemnified party, including but not limited to losses related to third-party intellectual property claims. Some customers seek indemnification under their contractual arrangements with us for claims and other costs associated with defending lawsuits alleging infringement of patents through their use of our products and services, and the use of our products and services in combination with products and services of other vendors.

In some cases, we have agreed to assume the defense of the case. In others, we will negotiate with these customers in good faith because we believe our technology does not infringe the cited patents or due to specific clauses within the customer contractual arrangements that may or may not give rise to an indemnification obligation. It is not possible to determine the maximum potential amount we may spend under these agreements due to the unique facts and circumstances involved in each particular agreement.

Our assessments related to indemnification provisions are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions. Therefore, it is possible that an unfavorable resolution of one or more of these matters could have a material adverse effect on our consolidated financial statements in a future period.

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

For additional information related to these lawsuits, see "Notes to Consolidated Financial Statements - Note (12)(a) - Commitments and Contingencies - Legal Proceedings and Other Matters" included in "Part II - Item 8.- Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K.

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

Competitive Risks

All of our business activities are subject to rapid technological change, new entrants, the introduction of other distribution models and long development and testing periods each of which may harm our competitive position, render our product or service offerings obsolete and require us to continuously develop technology and/or obtain licensed technology in order to compete successfully.

We are engaged in business activities characterized by rapid technological change, evolving industry standards, frequent new product announcements and enhancements, and changing customer demands. The introduction of products and services or future industry standards embodying new technologies, such as multi-frequency time division multiple access ("MF-TDMA") based technologies could render any of our products and services obsolete or non-competitive. The successful execution of our business strategy is contingent upon wireless network operators launching and maintaining mobile location services, our ability to maintain a technically skilled development and engineering team, our ability to create new network software products and adapt our existing products to rapidly changing technologies, industry standards and customer needs. As a result of the complexities inherent in our product offerings, new technologies may require long development and testing periods. Additionally, new products may not achieve market acceptance or our competitors could develop alternative technologies that gain broader market acceptance than our products. If we are unable to develop and introduce technologically advanced products that respond to evolving industry standards and customer needs, or if we are unable to complete the development and introduction of these products on a timely and cost effective basis, it could have a material adverse effect on our business, results of operations and financial condition or could result in our technology becoming obsolete.

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

In addition to potential issuances of our shares of common stock associated with acquisitions, in the future, we may issue additional securities to raise capital. We may also acquire interests in other companies by using a combination of cash and our common stock or just our common stock. We may also issue securities convertible into our common stock. Any of these events may dilute a stockholder's ownership interest in Comtech and have an adverse impact on the price of our common stock.

Provisions in our corporate documents and Delaware law could delay or prevent a change in control of Comtech.

We have taken a number of actions that could have the effect of discouraging, delaying or preventing a merger, acquisition or divestiture involving Comtech that our stockholders may consider favorable.

For example, we currently have a classified board and the employment contract with our CEO, and agreements with other of our executive officers, provide for substantial payments in certain circumstances or in the event of a change of control of Comtech. In the future, we may adopt a stockholder rights plan which could cause substantial dilution to a stockholder, and substantially increase the cost paid by a stockholder who attempts to acquire us on terms not approved by our Board of Directors.

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

Our ability to continue to pay quarterly dividends with respect to our Common Stock will depend on our ability to generate sufficient cash flows from operations in the future and maintain compliance with our Credit Facility. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Future Common Stock dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval. Our Board of Directors may, at its discretion, decrease the targeted annual dividend amount or entirely discontinue the payment of dividends at any time.

Additionally, our ability to declare and pay common stock dividends and make other distributions with respect to our capital stock may also be restricted by the terms of our Credit Facility, and may be restricted by the terms of financing arrangements that we enter into in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Historically, we have not owned any material properties or facilities and have relied upon a strategy of leasing. The following table lists our primary leased facilities at July 31, 2021:

Location		Property Type	Square Footage	Lease Expiration
Commercial Solutions Segment
Tempe, Arizona	A	Manufacturing and Engineering	152,000	March 2022
Chandler, Arizona	A	Manufacturing and Engineering	146,000	July 2036
Seattle, Washington	B	Network Operations, R&D, Engineering and Sales	57,000	December 2022
Santa Clara, California	C	Manufacturing and Engineering	47,000	April 2026
Stoughton, Massachusetts	D	Network Operations	26,000	March 2025
Various facilities	E	Engineering and General Office	23,000	Various
Lake Forest, California	F	R&D and Engineering	18,000	July 2023
Gatineau, Canada	G	Network Operations, R&D, Engineering, Sales and General Office	15,000	April 2023
Moscow, Idaho	H	Support, Engineering and Sales	13,000	February 2025
Annapolis, Maryland	F	Support, Engineering and Sales	11,000	July 2026
Germantown, Maryland	I	Engineering and General Office	6,000	March 2022
			514,000
Government Solutions Segment
Orlando, Florida	J	Manufacturing and Engineering	99,000	April 2026
Hampshire, UK	K	Manufacturing and Engineering	97,000	November 2030
Melville, New York	L	Manufacturing and Engineering	45,000	December 2031
Cypress, California	F	Support, Engineering and Sales	28,000	July 2025
Germantown, Maryland	I	Engineering and General Office	26,000	March 2022
Plano, Texas	F	R&D and Engineering	12,000	August 2025
Various facilities	M	Support, Engineering and Sales	14,000	Various
Annapolis, Maryland	F	Support, Engineering and Sales	6,000	July 2026
			327,000
Corporate
Annapolis, Maryland	F	General Office and Common Areas	2,000	July 2026
Melville, New York	N	Corporate Headquarters and General Office	9,600	August 2027
			11,600
Total Square Footage			852,600

A.Although primarily used for our satellite earth station product lines, which are part of the Commercial Solutions segment, both of our business segments utilize, from time to time, our high-volume technology manufacturing facilities located in Tempe, Arizona. These manufacturing facilities utilize state-of-the-art design and production techniques, including analog, digital and RF microwave production, hardware assembly and full service engineering. Our leases for these facilities currently expire in March 2022.

To support our long-term business goals, in fiscal 2021, we commenced a 15-year lease for a new 146,000 square foot facility in Chandler, Arizona and began shifting production of our satellite earth station products from our existing Tempe, Arizona locations.

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

E.Our Commercial Solutions segment leases an additional nine facilities, one of which is located in the U.S. The 4,000 square foot U.S. facility is primarily utilized for general office use. Our Commercial Solutions segment also operates eight small offices in Brazil, Canada, China, India, Singapore, Australia and the United Kingdom, all of which aggregate 19,000 square feet and are primarily utilized for customer support, engineering and sales.

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

K.Our Government Solutions segment currently leases four manufacturing facilities in Hampshire, United Kingdom, three of which were assumed in connection with our acquisition of CGC in fiscal 2020. In fiscal 2021, we commenced a 10-year lease for a 56,000 square foot facility in the United Kingdom to expand our Government Solutions segment's manufacturing capabilities for our high precision full motion fixed and mobile X/Y satellite tracking antennas, RF feeds, reflectors and radomes.

L.Our Government Solutions segment manufactures certain of our solid-state, high-power amplifiers in a 45,000 square foot engineering and manufacturing facility on more than two acres of land in Melville, New York and an 8,000 square foot facility in Topsfield, Massachusetts. We lease the New York facility from a partnership controlled by our CEO and Chairman of the Board of Directors. Our Massachusetts lease is currently on a month-to-month basis and is therefore excluded from the table above.

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

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated herein by reference to the "Notes to Consolidated Financial Statements – Note (12)(a) - Commitments and Contingencies – Legal Proceedings and Other Matters" included in "Part II - Item 8.- Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K.

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

$300
$250
$200
$150
$100
$50
$0
7/16
7/17
7/18
7/19
7/20
7/21
Comtech Telecommunications Corp.
S&P 500
NASDAQ Telecommunications

*$100 invested on 7/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending July 31.

Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.

Our common stock trades on the NASDAQ Stock Market LLC ("NASDAQ") under the symbol "CMTL."

Dividends

Since September 2010, we have paid quarterly dividends. On September 29, 2020, December 9, 2020, March 11, 2021 and June 8, 2021, our Board of Directors declared a dividend of $0.10 per common share, which were paid on October 27, 2020, February 19, 2021, May 21, 2021 and August 20, 2021, respectively.

On October 4, 2021, our Board of Directors declared a dividend of $0.10 per common share, payable on November 12, 2021 to stockholders of record at the close of business on October 13, 2021.

The Board of Directors is currently targeting fiscal 2022 quarterly dividend payments of $0.10 per common share.

Future Common Stock dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the fiscal year ended July 31, 2021. On September 29, 2020, our Board of Directors authorized a new $100.0 million stock repurchase program, which replaced our prior program. The new $100.0 million stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. We had approximately 26.2 million of Common Stock outstanding as of July 31, 2021.

Approximate Number of Equity Security Holders

As of September 30, 2021, there were approximately 801 holders of our common stock. Such number of record owners was determined from our stockholder records and does not include beneficial owners whose shares of our common stock are held in the name of various security holders, dealers and clearing agencies.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table shows selected historical consolidated financial data for our Company.

Detailed historical financial information is included in the audited consolidated financial statements for fiscal 2021, 2020 and 2019.

	Fiscal Years Ended July 31, (In thousands, except per share amounts)
	2021	2020	2019	2018	2017
Consolidated Statement of Operations Data:
Net sales	$581,695	616,715	671,797	570,589	550,368
Cost of sales	367,737	389,882	424,357	346,648	332,183
Gross profit	213,958	226,833	247,440	223,941	218,185

Expenses:
Selling, general and administrative	111,796	117,130	128,639	113,922	116,080
Research and development	49,148	52,180	56,407	53,869	54,260
Amortization of intangibles	21,020	21,595	18,320	21,075	22,823
Settlement of intellectual property litigation	—	—	(3,204)	—	(12,020)
Acquisition plan expenses	100,292	20,754	5,871	—	—
	282,256	211,659	206,033	188,866	181,143

Operating (loss) income	(68,298)	15,174	41,407	35,075	37,042

Other expenses (income):
Interest expense	6,821	6,054	9,245	10,195	11,629
Write-off of deferred financing costs	—	—	3,217	—	—
Interest (income) and other	(139)	(190)	35	254	(68)

(Loss) income before (benefit from) provision for income taxes	(74,980)	9,310	28,910	24,626	25,481

(Benefit from) provision for income taxes	(1,500)	2,290	3,869	(5,143)	9,654

Net (loss) income	$(73,480)	7,020	25,041	29,769	15,827

Net (loss) income per share:
Basic	$(2.86)	0.28	1.04	1.25	0.68
Diluted	$(2.86)	0.28	1.03	1.24	0.67

Weighted average number of common shares outstanding – basic	25,685	24,798	24,124	23,825	23,433

Weighted average number of common and common equivalent shares outstanding – diluted	25,685	24,899	24,302	24,040	23,489

	Fiscal Years Ended July 31, (In thousands)
	2021	2020	2019	2018	2017
Other Consolidated Operating Data:
Backlog at period-end	$658,896	620,912	682,954	630,695	446,230
New orders	623,076	584,448	724,056	755,054	512,593
Research and development expenditures - internal and customer funded	62,783	64,103	71,086	70,793	81,310
Adjusted EBITDA	76,519	77,803	93,472	78,374	70,705

	As of July 31, (In thousands)
	2021	2020	2019	2018	2017
Consolidated Balance Sheet Data:
Total assets	$993,111	929,647	887,711	845,157	832,063
Working capital	83,935	117,385	134,967	114,477	96,833
Debt, including finance leases and other obligations	201,000	149,500	165,757	167,899	195,802
Other liabilities	14,507	17,831	18,822	4,117	2,655
Stockholders’ equity	500,719	549,299	535,082	505,684	480,150

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

The following is a reconciliation of net income (loss), the most comparable GAAP measure, to Adjusted EBITDA:

	Fiscal Years Ended July 31, (In thousands)
	2021	2020	2019	2018	2017
Adjusted EBITDA:
Net (loss) income	$(73,480)	7,020	25,041	29,769	15,827
(Benefit from) provision for income taxes	(1,500)	2,290	3,869	(5,143)	9,654
Interest (income) and other	(139)	(190)	35	254	(68)
Write-off of deferred financing costs	—	—	3,217	—	—
Interest expense	6,821	6,054	9,245	10,195	11,629
Amortization of stock-based compensation	9,983	9,275	11,427	8,569	8,506
Amortization of intangibles	21,020	21,595	18,320	21,075	22,823
Depreciation	9,379	10,561	11,927	13,655	14,354
Estimated contract settlement costs	—	444	6,351	—	—
Settlement of intellectual property litigation	—	—	(3,204)	—	(12,020)
Acquisition plan expenses	100,292	20,754	5,871	—	—
Facility exit costs	—	—	1,373	—	—
Restructuring costs	2,782	—	—	—	—
Strategic emerging technology costs	315	—	—	—	—
COVID-19 related costs	1,046	—	—	—	—
Adjusted EBITDA	$76,519	77,803	93,472	78,374	70,705

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global provider of next-generation 911 emergency systems and secure wireless communications technologies to commercial and government customers around the world. Our solutions fulfill our customers' needs for secure wireless communications in some of the most demanding environments, including those where traditional communications are unavailable or cost-prohibitive, and in mission-critical and other scenarios where performance is crucial.

We manage our business through two reportable operating segments:

•Commercial Solutions - offers satellite ground station technologies (such as Single Channel per Carrier ("SCPC") and time division multiple access ("TDMA") modems and amplifiers) and public safety and location technologies (such as 911 call routing, 911 call handling and mapping solutions) to commercial customers and smaller government customers, such as state and local governments. This segment also serves certain large government customers (including the U.S. government) that have requirements for off-the-shelf commercial equipment.

•Government Solutions - provides tactical satellite-based networks and ongoing support for complicated communications networks, troposcatter systems and solid-state, high-power amplifiers to large government end-users (including those of foreign countries), large international customers and domestic prime contractors.

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

Most of our contracts with customers are denominated in U.S. dollars and typically are either firm fixed-price or cost reimbursable type contracts (including fixed-fee, incentive-fee and time-and-material type contracts). In almost all of our contracts with customers, we are the principal in the arrangement and report revenue on a gross basis. Transaction prices for contracts with U.S. domestic and international customers are usually based on specific negotiations with each customer and in the case of the U.S. government, sometimes based on estimated or actual costs of providing the goods or services in accordance with applicable regulations.

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

Impairment of Goodwill and Other Intangible Assets. As of July 31, 2021, total goodwill recorded on our Consolidated Balance Sheet aggregated $347.7 million (of which $270.4 million relates to our Commercial Solutions segment and $77.3 million relates to our Government Solutions segment). Additionally, as of July 31, 2021, net intangibles recorded on our Consolidated Balance Sheet aggregated $268.7 million (of which $222.6 million relates to our Commercial Solutions segment and $46.1 million relates to our Government Solutions segment). Each of our two operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

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

On August 1, 2021 (the first day of our fiscal 2022), we performed our annual quantitative assessment using market participant assumptions to determine if the fair value of each of our reporting units with goodwill exceeded its carrying value. In making this assessment, we considered, among other things, expectations of projected net sales and cash flows, assumptions impacting the weighted average cost of capital, trends in trading multiples of comparable companies, changes in our stock price and changes in the carrying values of our reporting units with goodwill. We also considered overall business conditions.

In performing the quantitative assessment, we estimated the fair value of each of our reporting units using a combination of the income and market approaches. The income approach, also known as the discounted cash flow ("DCF") method, utilizes the present value of cash flows to estimate fair value. The future cash flows for our reporting units were projected based on our estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). For purposes of conducting our impairment analysis, we assumed revenue growth rates and cash flow projections that are below our actual long-term expectations. The discount rates used in our DCF method were based on a weighted-average cost of capital ("WACC") determined from relevant market comparisons, adjusted upward for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). A terminal value growth rate was applied to the final year of the projected period, which reflects our estimate of stable, perpetual growth. We then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach. Under the market approach, we estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization and factored in a control premium. Finally, we compared our estimates of fair values to our August 1, 2021 total public market capitalization and assessed implied control premiums based on our common stock price of $24.97 as of August 1, 2021.

Based on our quantitative evaluation, we determined that our Commercial Solutions and Government Solutions reporting units had estimated fair values in excess of their carrying values of at least 22.7% and 94.1%, respectively, and concluded that our goodwill was not impaired and that neither of our two reporting units was at risk of failing the quantitative assessment.

It is possible that, during fiscal 2022 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, or our common stock price could fluctuate. Such fluctuation could be caused by uncertainty about the severity and length of the COVID-19 pandemic, and its impact on global activity.

A significant decline in our customers' spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a quantitative assessment during fiscal 2022 or beyond. If assumed net sales and cash flow projections are not achieved in future periods or our common stock price significantly declines from current levels, our Commercial Solutions and Government Solutions reporting units could be at risk of failing the quantitative assessment and goodwill and intangibles assigned to the respective reporting units could be impaired.

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2022 (the start of our fiscal 2023). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangible assets with finite lives when an event occurs indicating the potential for impairment. We believe that the carrying values of our net intangible assets were recoverable as of July 31, 2021. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

Our U.S. federal income tax returns for fiscal 2018 through 2020 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2017 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

Results of Operations

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of our consolidated net sales:

	Fiscal Years Ended July 31,
	2021	2020	2019
Gross margin	36.8%	36.8%	36.8%
Selling, general and administrative expenses	19.2%	19.0%	19.1%
Research and development expenses	8.4%	8.5%	8.4%
Settlement of intellectual property litigation	—%	—%	(0.5)%
Acquisition plan expenses	17.2%	3.4%	0.9%
Amortization of intangibles	3.6%	3.5%	2.7%
Operating (loss) income	(11.7)%	2.5%	6.2%
Interest expense (income) and other	1.2%	1.0%	1.4%
Write-off of deferred financing costs	—%	—%	0.5%
(Loss) income before (benefit from) provision for income taxes	(12.9)%	1.5%	4.3%
Net (loss) income	(12.6)%	1.1%	3.7%
Adjusted EBITDA (a Non-GAAP measure)	13.2%	12.6%	13.9%

For a definition and explanation of Adjusted EBITDA, see "Item 6. Selected Consolidated Financial Data - Non-GAAP Financial Data" and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal 2021 and 2020 - Adjusted EBITDA."

Impact of COVID-19 and Business Outlook for Fiscal 2022

For the fiscal year ended July 31, 2021, we achieved solid operating performance and generated consolidated:

•Net sales of $581.7 million;

•GAAP operating loss of $68.3 million and GAAP net loss of $73.5 million (including $70.0 million paid in cash to Gilat in October 2020);

•Non-GAAP operating income of $36.1 million and Non-GAAP net income of $22.4 million. These Non-GAAP financial measures are reconciled to the most directly comparable GAAP financial measures in the table included in the below section "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal 2021 and 2020;"

•GAAP net cash used in operating activities of $40.6 million (including the aforementioned $70.0 million Gilat payment); and

•Adjusted EBITDA (a Non-GAAP financial measure discussed below) of $76.5 million.

As of July 31, 2021, our cash and cash equivalents were $30.9 million and our total debt outstanding was $201.0 million.

We achieved a fiscal 2021 consolidated book-to-bill ratio (a measure defined as bookings divided by net sales) of 1.07 and ended the year with consolidated backlog of $658.9 million, which represent substantial improvements as compared to our fiscal 2020. During fiscal 2021, we were awarded several multi-year contracts to deploy and operate next generation 911 ("NG-911") services for the states of Arizona, Iowa, Pennsylvania and South Carolina, collectively valued over $200.0 million. In addition, in connection with a multi-year contract award, we received an initial $13.0 million order from a large new customer to customize our next-generation broadband satellite technology that can be used with the thousands of Low Earth Orbit (“LEO”) satellites reportedly being launched over the next several years. Our backlog (sometimes referred to herein as orders or bookings) are more fully defined in "Part I - Item 1. Business" included in this Annual Report on Form 10-K and the total value of multi-year contracts that we have received is substantially higher than our reported backlog. When adding our backlog and the total unfunded value of multi-year contracts that we have received and for which we expect future orders, our revenue visibility approximates $1.1 billion, excluding potential future orders from this large new customer that could amount to hundreds of millions of dollars.

With COVID-19 continuing to impact global markets and supply chains, reliable forecasting remains challenging. Against that background, Comtech is targeting to achieve fiscal 2022 net sales within a range of $580.0 million to $600.0 million and Adjusted EBITDA between $70.0 million and $76.0 million. These targets reflect the strength of our backlog and a strong sales pipeline, offset by the lingering impacts of COVID-19, timing considerations associated with tightening global supply chain constraints and start-up costs associated with the opening of two new high-volume technology manufacturing facilities. In addition, our fiscal 2022 financial targets reflect the impact of the recently completed withdrawal of U.S. troops from Afghanistan and other U.S. government program changes.

Our consolidated net sales in fiscal 2022 are anticipated to reflect a higher percentage of total Commercial Solutions segment sales due to strong demand for our public safety and location technology solutions, including work on our recent contracts to design, deploy and operate NG-911 services for the states of South Carolina and Pennsylvania, and a higher level of annual sales in our satellite earth station product line as compared to fiscal 2021, including incremental contributions from our recently acquired TDMA modem technologies. In addition, our consolidated net sales in fiscal 2022 are anticipated to reflect strong demand for: (i) high reliability Electrical, Electronic and Electromechanical (“EEE”) satellite-based space components and X/Y steerable antennas; (ii) ongoing sustainment services to the U.S. Army for the AN/TSC-198A SNAP terminal; (iii) Joint Cyber Analysis Course (“JCAC”) training solutions; and (iv) sustainment services for the U.S. Army’s Project Manager Mission Command (“PM MC”) Blue Force Tracking (“BFT-1”) program. Also, we expect additional orders for the newly introduced Comtech COMETTM, the world’s smallest deployable troposcatter terminal, and our next generation troposcatter system used by the U.S. Marine Corps.

Our GAAP operating income in fiscal 2022 will be impacted by both start-up manufacturing expenses and restructuring costs associated with the opening of our two new high-volume technology manufacturing centers, as well as COVID-19 related costs. Global supply chain issues make the amount and timing of these expenses difficult to predict. In addition, GAAP operating income in fiscal 2022 is likely to be impacted by greater than normal proxy solicitation related costs, as well as expenses associated with the appointment of a new CEO, as further discussed below. Because the amount and timing of these costs remain largely unpredictable, we are not providing GAAP operating income, GAAP net income or any GAAP EPS guidance or a reconciliation of our projected results to the most comparable GAAP measure, as such a reconciliation cannot be prepared without unreasonable effort. For the same reasons, we are unable to address the probable significance of the unavailable information, which could be material to future results.

On October 4, 2021, we announced that our Board of Directors has appointed Michael D. Porcelain, our President and Chief Operating Officer, to be Chief Executive Officer, taking over from Fred Kornberg after a short transition period. The change of leadership is expected to occur by the end of calendar 2021, at which point Mr. Porcelain will also join our Board of Directors and continue as President. Mr. Kornberg will serve as non-executive Chairman of the Board and is expect to take on a technology advisory role. Costs associated with this leadership transition will be announced once they are finalized.

On October 4, 2021, our Board of Directors declared a dividend of $0.10 per common share, payable on November 12, 2021 to stockholders of record at the close of business on October 13, 2021. Future Common Stock dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval.

Additional information related to our Business Outlook for Fiscal 2022 and a definition and explanation of Adjusted EBITDA is included in the below section "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal 2021 and 2020."

Comparison of Fiscal 2021 and 2020

Net Sales. Consolidated net sales were $581.7 million and $616.7 million for fiscal 2021 and 2020, respectively, representing a decrease of $35.0 million, or 5.7%. The period-over-period decrease in net sales reflects lower net sales in our Government Solutions segment, partially offset by higher net sales in our Commercial Solutions segment. Net sales by operating segment are discussed below.

Commercial Solutions
Net sales in our Commercial Solutions segment were $360.1 million for fiscal 2021, as compared to $353.7 million for fiscal 2020, an increase of $6.4 million, or 1.8%. Our Commercial Solutions segment represented 61.9% of consolidated net sales for fiscal 2021 as compared to 57.4% for fiscal 2020. Our book-to-bill ratio (a measure defined as bookings divided by net sales) for this segment was 1.23. Period-to-period fluctuations in bookings are normal for this segment. As further discussed below, long-term demand for our Commercial Solutions segment's products and technologies appears strong and we believe fiscal 2022 net sales for this segment will be higher than the amount we achieved in fiscal 2021.

Net sales of our satellite ground station technologies for fiscal 2021 were higher than fiscal 2020. Fiscal 2021 benefited from a nominal amount of sales related to our acquisition of UHP Networks Inc. ("UHP") on March 2, 2021, which extended our product offerings to include TDMA satellite modems. We believe UHP developed revolutionary technology, which has the potential to transform the growing Very Small Aperture Terminal ("VSAT") market, as demand for high-speed satellite-based networks are projected to grow significantly. As a result of the acquisition, we believe we are well positioned for long-term growth in this market.

While our satellite ground station product line continues to be impacted by COVID-19's effect on customer demand, particularly in international markets, which historically represents a large majority of end-users for this product line, we benefited during fiscal 2021 from a number of awards, including: (i) $11.4 million in delivery orders from the U.S. Naval Information Warfare Systems Command for our latest generation SLM-5650B satellite modems and firmware; (ii) multiple contracts aggregating $6.3 million for 500W Ka-band traveling wave tube amplifiers ("TWTAs") for both military and commercial high throughput satellite systems; (iii) multiple contracts aggregating $3.6 million from a U.S. system integrator for X-band solid-state power amplifiers ("SSPAs") and block up converters for transportable satellite communication terminals; (iv) a contract valued at more than $3.0 million for QV-band TWTAs to support a new high-speed satellite network; (v) an order valued at more than $2.0 million for state-of-the-art 500W Ka-band high power amplifiers supporting a leading high throughput satellite customer; and (vi) a $2.0 million order for rugged Ka-band high power TWTAs for a U.S. military communications system, among others.

We expect sales of our satellite earth station products in fiscal 2022 to grow as compared to fiscal 2021 due to increased demand. This product line will also benefit from a full twelve months of sales of our new TDMA satellite network platform that we acquired in March 2021. At the same time, recent spikes in COVID-19 infection rates have curtailed travel and business in many parts of the world. In addition, global supply chain constraints have become more prevalent in recent months, with lead times for certain parts extending meaningfully. We believe these issues are suppressing orders from many of our satellite earth station product line customers and impacting the timing of deliveries and installations. Although we are closely monitoring our inventory needs and supplier base, these constraints represent a significant performance headwind as we enter fiscal 2022.

Net sales in fiscal 2021 of our public safety and location technology solutions were slightly higher than fiscal 2020, reflecting increased sales of our NG-911 services and location-based technology solutions, offset in part by the absence of 911 wireless call routing sales to AT&T.

During fiscal 2021, we were awarded several important statewide NG-911 contracts and our strong momentum was acknowledged by Frost & Sullivan, who recognized Comtech for registering the most significant year-over-year market share increase among all NG-911 primary contract holders, growing our market share from an estimated 17.3% in 2019 to 26.2% in 2020, as calculated by Frost & Sullivan.

During fiscal 2021, we were awarded and began work on a statewide contract valued at up to $175.1 million to design, deploy, and operate NG-911 services for the Commonwealth of Pennsylvania. The total contract value includes multi-year contract extension options and was initially funded at $137.4 million, of which $111.6 million was booked in fiscal 2021. This contract was awarded to us shortly after we announced the receipt of a $54.0 million contract to design, deploy and operate NG-911 services for the State of South Carolina, for which we received over $7.5 million of additional funding in fiscal 2021. In addition to these contracts, we were awarded a multi-year statewide contract valued at $35.8 million to design, deploy and operate NG-911 services for the State of Arizona, which includes a multi-year extension option. Excluding such option, the contract is valued at $23.5 million. Also, in fiscal 2021, we were awarded a statewide contract to provide NG-911 services for the State of Iowa. This multi-year contract includes contract extension options, is valued up to $48.5 million and was initially funded $23.0 million. Lastly, although not yet funded, we have also been notified that we were selected as the winner of a multi-year NG-911 contract for the State of Ohio. We anticipate that such contract will be initially funded in fiscal 2022.

Other notable orders received for our public safety and location technology solutions during fiscal 2021 include: (i) a $9.8 million contract with a major tier-one mobile network operator ("MNO") for a broad suite of new capabilities and services centered around virtualized applications and 5G products; (ii) a $7.1 million contract for the deployment of a cellular-based Wireless Emergency Alerts ("WEA") solution with a tier-one MNO, which was our first major award for a WEA solution; (iii) a $5.0 million NG-911 modernization project for a U.S. government end customer; (iv) a contract valued at up to $4.7 million with a channel partner to supply new releases to messaging application software for a U.S. tier-one MNO; (v) a contract renewal worth $4.2 million for location and mapping technologies for a tier-one MNO; (vi) a $4.0 million maintenance agreement with a channel partner to continue providing messaging application support for a U.S. tier-one MNO; (vii) orders exceeding $3.8 million with a tier-one MNO for additional capabilities related to our Virtual Mobility Location Center platform; and (viii) multiple contracts valued over $6.5 million to provide NG-911 services, including our Solacom Guardian Intelligent 911 Workstations, to various police and fire rescue services in Canada, among others.

We are continuing to work on other opportunities and believe there is strong interest in our public safety and location technology solutions. To-date, the business impact of COVID-19 on our public safety and location technology solutions has been relatively muted and long-term demand for our products and services appears strong. Although COVID-19 has resulted in the cancellation of some key public safety trade shows and some states and municipalities have announced budget constraints, we believe that other potential customers are increasing their funding for NG-911 solutions, recognizing the critical importance of upgrading their 911 systems. Although public safety and location technology solutions have long sales cycles and are subject to difficult-to-predict changes in the overall procurement strategies of wireless carrier customers, we believe that sales of our NG-911 solutions will be higher than the amount we achieved in fiscal 2022. Further, we believe we are well positioned for long-term growth in this market.

Overall, we remain optimistic that fiscal 2022 net sales for this segment will be higher than the amount we achieved in fiscal 2021. Bookings, sales and profitability in our Commercial Solutions segment can fluctuate from period-to-period due to many factors, including changes in the general business environment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Government Solutions
Net sales in our Government Solutions segment were $221.5 million for fiscal 2021 as compared to $263.0 million for fiscal 2020, a decrease of $41.5 million or 15.8%. Our Government Solutions segment represented 38.1% of consolidated net sales for fiscal 2021 as compared to 42.6% for fiscal 2020. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for fiscal 2021 was 0.82. Period-to-period fluctuations in bookings are normal for this segment.

Fiscal 2021 net sales primarily reflect lower sales of global field support services, advanced VSAT products and other programs for the U.S. Army, offset in part by higher sales of our high reliability Electrical, Electronic and Electromechanical ("EEE") satellite-based space components (including incremental sales of X/Y antenna products that we now offer as a result of our January 2020 acquisition of CGC). Fiscal 2021 net sales also included performance on our 10-year, $211.0 million IDIQ contract awarded to us by a prime contractor to provide next-generation troposcatter systems in support of the U.S. Marine Corps.

During fiscal 2021, we were awarded $27.0 million of orders related to a new contract to provide system refurbishment, sustainment services and baseband equipment to the U.S Army. Such orders support the sustainment of the U.S. Army's AN/TSC-198 SNAP family of ground satellite terminals. This multi-year contract, valued at up to $235.7 million, includes a base year award and three one-year option periods exercisable by the U.S. Army. We expect that additional funding will be authorized over the remaining contract period.

Other notable orders awarded in fiscal 2021 include: (i) $16.3 million of orders from the U.S. government for our JCAC training solutions; (ii) a $10.4 million contract from the U.S. military for the first phase of a full-motion large aperture antenna tracking system; (iii) $7.2 million of funding to support the U.S. Army’s PM MC's BFT-1 program; (iv) $5.5 million of funding on our contract to provide the U.S. Army with global field support services for military satellite communication (“SATCOM”) terminals around the world; (v) a $3.5 million contract for solid-state, high-power RF amplifiers from a major domestic medical instrumentation provider; (vi) a $3.2 million follow-on contract from the Brazilian military to supply additional satellite equipment and services for its Air Traffic Control network; (vii) a $3.0 million order from an overseas agency for maintenance of down range tracking stations; (viii) $3.0 million of additional funding for a 12-month extension on an existing contract to provide the State of Maryland’s Department of Human Services with statewide information technology (“IT”) services; and (ix) $2.9 million of funding on our contract to provide ongoing sustainment services and baseband equipment, among others.

We are seeing strong interest across the board for our Comtech COMETTM terminals and other new solutions we are discussing with our customers. During fiscal 2021, we conducted successful in-field demonstrations including our industry leading troposcatter solution that we are currently providing to the U.S. Marine Corps. Other military commands have also shown strong interest and recently, in fiscal 2021, we were awarded a $1.7 million contract by a non-U.S. NATO family customer for multiple COMETTM terminals. This represents the second procurement of COMETTM terminals by a non-U.S. NATO family customer, in addition to the multiple COMETTM terminals already procured by the U.S. Special Operations Command.

In April 2021, the U.S. government announced that it intended to fully withdraw troops from Afghanistan. This change resulted in lower revenues than previously anticipated for certain programs that we currently participate in. In addition, the U.S. presidential administration released its fiscal 2022 budget request. This budget request includes less money for certain legacy programs but additional funding for modernization and new programs. We believe these budget changes will benefit us over the longer-term, but will result in a decline in overall revenues in our Government Solutions segment in fiscal 2022, as compared to fiscal 2021. Although still difficult to predict, we expect that revenues in this segment for each of the first three quarters of fiscal 2022 will be slightly lower than the $46.6 million achieved during the fourth quarter of fiscal 2021. Thereafter, this segment is expected to benefit from higher margin programs, including the receipt of new orders for the Comtech COMETTM and other troposcatter solutions.

Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by our U.S. and international government customers. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the fiscal years ended July 31, 2021 and 2020 are as follows:

	Fiscal Years Ended July 31,
	2021	2020	2021	2020	2021	2020
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	14.7%	14.8%	66.8%	65.0%	34.6%	36.2%
Domestic	58.5%	58.9%	14.1%	15.2%	41.5%	40.3%
Total U.S.	73.2%	73.7%	80.9%	80.2%	76.1%	76.5%

International	26.8%	26.3%	19.1%	19.8%	23.9%	23.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales are sales to Verizon Communications Inc. ("Verizon"), which accounted for 10.7% of consolidated net sales for fiscal 2021. Except for the U.S. government, there were no customers that represented more than 10.0% of consolidated net sales for fiscal 2020.

International sales for fiscal 2021 and 2020 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $138.9 million and $145.1 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for fiscal 2021 and 2020.

Gross Profit. Gross profit was $214.0 million and $226.8 million for fiscal 2021 and 2020, respectively. The decrease of $12.8 million primarily reflects the decline in consolidated net sales, as discussed above. Gross profit as a percentage of consolidated net sales was 36.8% for both fiscal periods. Our gross profit in fiscal 2021 reflects a higher percentage of consolidated net sales generated from our Commercial Solutions segment (which historically achieves higher gross margins than our Government Solutions segment), offset by increased costs due to production delays, supply chain disruptions, lower levels of factory utilization and higher logistics and operational costs resulting from the COVID-19 pandemic. In addition, our gross profit reflects start-up costs associated with the opening of our two new high-volume technology manufacturing centers. Our gross profit for fiscal 2021 also reflects a $2.0 million benefit from the refund of historical excise tax paid, which was recorded in our Unallocated segment. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for fiscal 2021 decreased in comparison to fiscal 2020. The decrease in gross profit percentage in fiscal 2021 primarily reflects changes in products and services mix, including the cessation of sales to AT&T for 911 wireless call routing services and an increase in sales related to a recently awarded statewide NG-911 deployment (which has lower margins than our 911 wireless call routing services).

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for fiscal 2021 decreased in comparison to fiscal 2020. The decrease in gross profit percentage primarily reflects lower segment net sales and changes in products and services mix, as discussed above. Also, during fiscal 2021, we incurred $1.0 million of incremental operating costs for our antenna facility in the United Kingdom due to the impact of the COVID-19 pandemic. Although operations in the United Kingdom have largely resumed, we continue to experience lingering impacts from COVID-19 and the shut-down.

Included in consolidated cost of sales for fiscal 2021 and 2020 are provisions for excess and obsolete inventory of $4.4 million and $1.6 million, respectively. As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends.

Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $111.8 million and $117.1 million for fiscal 2021 and 2020, respectively, representing a decrease of $5.3 million, or 4.5%. As a percentage of consolidated net sales, selling, general and administrative expenses were 19.2% and 19.0% for fiscal 2021 and 2020, respectively.

In fiscal 2021, we incurred $2.8 million of restructuring costs to streamline our operations, including $1.8 million related to the ongoing relocation of certain of our satellite earth station production facilities to a new 146,000 square foot facility in Chandler, Arizona, and $1.0 million for the consolidation of certain administrative and operating functions in our tactical communications technologies product line. In addition, we received $3.1 million of legal expense recoveries from insurance in fiscal 2021. In fiscal 2020, we incurred estimated contract settlement costs of $0.4 million principally related to the repositioning of our location technologies solutions offerings in our Commercial Solutions segment. Excluding these costs in both periods, our selling, general and administrative expenses would have been $112.1 million, or 19.3% of consolidated net sales in fiscal 2021 and $116.7 million, or 18.9% of consolidated net sales in fiscal 2020. The decrease in our selling, general and administrative expenses, in dollars, is largely attributable to the benefit from our efforts to streamline business operations in both of our segments.

Selling, general and administrative expenses in fiscal 2022 will likely be impacted by greater than normal proxy solicitation costs as well expenses associated with the CEO change that was announced on October 4, 2021.

Amortization of stock-based compensation expenses recorded as selling, general and administrative expenses was $8.1 million in fiscal 2021 as compared to $7.5 million in fiscal 2020. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Research and Development Expenses. Research and development expenses were $49.1 million and $52.2 million for fiscal 2021 and 2020, respectively, representing a decrease of $3.1 million, or 5.9%. As a percentage of consolidated net sales, research and development expenses were 8.4% and 8.5% for fiscal 2021 and 2020, respectively.

For fiscal 2021 and 2020, research and development expenses of $41.0 million and $45.2 million, respectively, related to our Commercial Solutions segment, and $7.1 million and $6.1 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $1.0 million and $0.9 million in fiscal 2021 and 2020, respectively, related to the amortization of stock-based compensation expense.

During fiscal 2021, our Government Solutions segment incurred $0.3 million of strategic emerging technology costs for next-generation satellite technology to advance our solutions offerings to be used with new broadband satellite constellations. We are evaluating this new market in relation to our long-term business strategies, and we may incur additional costs in fiscal 2022.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During fiscal 2021 and 2020, customers reimbursed us $13.6 million and $11.9 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $21.0 million (of which $17.1 million was for the Commercial Solutions segment and $4.0 million was for the Government Solutions segment) for fiscal 2021 and $21.6 million (of which $17.3 million was for the Commercial Solutions segment and $4.3 million was for the Government Solutions segment) for fiscal 2020.

Our Business Outlook for Fiscal 2022 assumes total annual amortization of intangible assets of approximately $21.8 million.

Acquisition Plan Expenses. During fiscal 2021 and 2020, we incurred acquisition plan expenses of $100.3 million and $20.8 million, respectively. For fiscal 2021, $88.3 million related to the previously announced litigation and merger termination with Gilat, including $70.0 million paid in cash to Gilat. The remaining costs in fiscal 2021 primarily related to the April 2021 settlement of litigation associated with our 2019 acquisition of GD NG-911 as well as the March 2021 closing of our acquisition of UHP. These expenses are primarily recorded in our Unallocated segment.

Operating (Loss) Income. Operating loss for fiscal 2021 was $68.3 million as compared to operating income of $15.2 million for fiscal 2020. Operating income (loss) by reportable segment is shown in the table below:

	Fiscal Years Ended July 31,
	2021	2020	2021	2020	2021	2020	2021	2020
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$41.1	$34.8	$8.4	$20.0	$(117.8)	$(39.6)	$(68.3)	$15.2
Percentage of related net sales	11.4%	9.8%	3.8%	7.6%	NA	NA	NA	2.5%

The increase in our Commercial Solutions segment operating income, both in dollars and as a percentage of the related segment net sales, for fiscal 2021 was driven primarily by higher net sales, lower research and development expenses and lower amortization of intangibles, offset in part by a lower gross profit percentage and $1.8 million of restructuring costs, as discussed above.

The decrease in our Government Solutions segment operating income, both in dollars and as a percentage of related segment net sales, for fiscal 2021 was driven primarily by lower net sales, a lower gross profit percentage, higher research and development expenses and $1.0 million of restructuring costs, partially offset by lower amortization of intangibles, as discussed above.

The increase in unallocated expenses for fiscal 2021 as compared to fiscal 2020 is primarily due to acquisition plan expenses, as discussed above. Amortization of stock-based compensation was $10.0 million and $9.3 million, respectively, for fiscal 2021 and 2020.

Excluding (i) $100.3 million of acquisition plan expenses; (ii) $2.8 million of restructuring costs; (iii) $1.0 million of incremental operating costs due to the impact of COVID-19; and (iv) $0.3 million of strategic emerging technology costs, consolidated operating income for fiscal 2021 would have been $36.1 million, or 6.2% of consolidated net sales. Excluding $20.8 million of acquisition plan expenses and $0.4 million of estimated contract settlement costs, consolidated operating income for fiscal 2020 would have been $36.4 million, or 5.9% of consolidated net sales. The increase, as a percentage of consolidated net sales, was due primarily to lower selling, general and administrative expenses and lower research and development expenses, offset in part by lower consolidated net sales, as discussed above.

GAAP operating income in fiscal 2022 will be impacted by both start-up expenses and restructuring costs associated with the opening of Comtech’s new high-volume technology manufacturing centers, as well as COVID-19 related costs. In addition, as discussed above, we will likely incur greater than normal proxy solicitation costs in fiscal 2022 as well expenses associated with the CEO change that was announced on October 4, 2021.

Interest Expense and Other. Interest expense was $6.8 million and $6.1 million for fiscal 2021 and 2020, respectively. Interest expense for fiscal 2021 includes $1.2 million of incremental interest expense related to a now terminated financing commitment letter. Excluding the $1.2 million, our effective interest rate (including amortization of deferred financing costs) in fiscal 2021 was approximately 2.8%. Our current cash borrowing rate (which excludes the amortization of deferred financing costs) under our existing Credit Facility approximates 2.4%.

Interest (Income) and Other. Interest (income) and other for both fiscal 2021 and 2020 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

(Benefit from) Provision for Income Taxes. For fiscal 2021, we recorded a tax benefit of $1.5 million as compared to a tax provision of $2.3 million for fiscal 2020. Our effective tax rate for fiscal 2021 (excluding discrete tax items) was nominal, as compared to 37.0% for fiscal 2020. The decrease from 37.0% is primarily due to the exclusion of the $70.0 million of acquisition plan expense paid to Gilat during our first quarter of fiscal 2021, as such amount was considered an unusual and infrequently occurring item. In addition, given the nature of such item, no financial statement benefit was recorded for the $70.0 million payment to Gilat.

During fiscal 2021, we recorded a net discrete tax benefit of $1.6 million, primarily related to: (i) the release of valuation allowances previously established on deferred tax assets of one of our Canadian subsidiaries; (ii) the finalization of certain tax accounts in connection with the filing of our fiscal 2020 federal, state and foreign income tax returns; and (iii) the settlement of certain stock-based awards during fiscal 2021.

During fiscal 2020, we recorded a net discrete tax benefit of $1.2 million, primarily related to the finalization of certain tax accounts in connection with the filing of our fiscal 2019 federal and state income tax returns. These benefits were offset, in part, by: (i) the remeasurement of certain foreign deferred taxes resulting from the passage of legislation that increased the statutory tax rate in the United Kingdom from 17.0% to 19.0%; and (ii) the settlement of certain stock-based awards during fiscal 2020.

Our federal income tax returns for fiscal 2018 through 2020 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2017 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net (Loss) Income. During fiscal 2021, our consolidated net loss was $73.5 million as compared to net income of $7.0 million during fiscal 2020.

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both fiscal 2021 and 2020 are shown in the table below (numbers in the table may not foot due to rounding):

	Fiscal Years Ended July 31,
	2021	2020	2021	2020	2021	2020	2021	2020
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$39.2	34.4	9.6	20.2	(122.2)	(47.6)	$(73.5)	7.0
Provision for (benefit from) income taxes	1.8	0.4	(1.4)	(0.1)	(1.9)	2.0	(1.5)	2.3
Interest (income) and other	0.1	—	0.2	(0.2)	(0.4)	—	(0.1)	(0.2)
Interest expense	—	—	0.1	—	6.8	6.0	6.8	6.1
Amortization of stock-based compensation	—	—	—	—	10.0	9.3	10.0	9.3
Amortization of intangibles	17.1	17.3	4.0	4.3	—	—	21.0	21.6
Depreciation	7.5	8.3	1.6	1.4	0.3	0.8	9.4	10.6
Estimated contract settlement costs	—	0.4	—	—	—	—	—	0.4
Acquisition plan expenses	(1.1)	0.8	—	—	101.3	20.0	100.3	20.8
Restructuring costs	1.8	—	1.0	—	—	—	2.8	—
COVID-19 related costs	—	—	1.0	—	—	—	1.0	—
Strategic emerging technology costs	—	—	0.3	—	—	—	0.3	—
Adjusted EBITDA	$66.3	61.7	16.3	25.7	(6.1)	(9.6)	$76.5	77.8
Percentage of related net sales	18.4%	17.4%	7.4%	9.8%	NA	NA	13.2%	12.6%

The increase in consolidated Adjusted EBITDA, as a percentage of consolidated net sales, for fiscal 2021 as compared to fiscal 2020 is primarily attributable to a higher percentage of consolidated net sales in our Commercial Solutions segment, as well as lower consolidated selling, general and administrative expenses and research and development expenses, as discussed above.

The increase in our Commercial Solutions segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, is due to higher segment net sales, lower research and development expense and the benefit from cost savings measures previously implemented, partially offset by a lower gross profit percentage, as discussed above.

The decrease in our Government Solutions segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, was driven primarily by lower segment net sales, a lower gross profit percentage and higher research and development expenses, as discussed above.

Because our consolidated Adjusted EBITDA, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each individual segment as well as unallocated spending, it is inherently difficult to forecast.

Reconciliations of our GAAP consolidated operating income (loss), net income (loss) and net income (loss) per diluted share for fiscal 2021 and 2020 to the corresponding non-GAAP measures are shown in the tables below (numbers and per share amounts in the table may not foot due to rounding). Non-GAAP net income and EPS reflect non-GAAP provisions for income taxes based on full year results, as adjusted for the non-GAAP reconciling items included in the tables below. We evaluate our non-GAAP effective income tax rate on an ongoing basis, and it can change from time to time. Our non-GAAP effective income tax rate can differ materially from our GAAP effective income tax rate. In addition, due to the GAAP net loss for the period, non-GAAP income per diluted share adjustments for fiscal 2021 were computed using 25,885,000 weighted average diluted shares outstanding during the respective period:

	Fiscal 2021
($ in millions, except for per share amount)	Operating (Loss) Income	Net (Loss) Income	Net (Loss) Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(68.3)	$(73.5)	$(2.86)
Acquisition plan expenses	100.3	93.3	3.60
Restructuring costs	2.8	2.1	0.08
COVID-19 related costs	1.0	0.8	0.03
Strategic emerging technology costs	0.3	0.3	0.01
Interest expense	—	0.9	0.04
Net discrete tax benefit	—	(1.6)	(0.06)
Non-GAAP measures	$36.1	$22.4	$0.86

	Fiscal 2020
($ in millions, except for per share amount)	Operating Income	Net Income	Net Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$15.2	$7.0	$0.28
Estimated contract settlement costs	0.4	0.3	0.01
Acquisition plan expenses	20.8	13.1	0.53
Net discrete tax benefit	—	(1.2)	(0.05)
Non-GAAP measures	$36.4	$19.2	$0.77

Our Adjusted EBITDA is a Non-GAAP measure that represents earnings (loss) before income taxes, interest (income) and other, write-off of deferred financing costs, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, estimated contract settlement costs, settlement of intellectual property litigation, acquisition plan expenses, restructuring costs, COVID-19 related costs, strategic emerging technology costs (for next-generation satellite technology), facility exit costs, strategic alternatives analysis expenses and other. Our definition of Adjusted EBITDA may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is also a measure frequently requested by our investors and analysts. We believe that investors and analysts may use Adjusted EBITDA, along with other information contained in our SEC filings, in assessing our performance and comparability of our results with other companies. Our Non-GAAP measures for consolidated operating income, net income and net income per diluted share reflect the GAAP measures as reported, adjusted for certain items as described. These Non-GAAP financial measures have limitations as an analytical tool as they exclude the financial impact of transactions necessary to conduct our business, such as the granting of equity compensation awards, and are not intended to be an alternative to financial measures prepared in accordance with GAAP. These measures are adjusted as described in the reconciliation of GAAP to Non-GAAP in the above tables, but these adjustments should not be construed as an inference that all of these adjustments or costs are unusual, infrequent or non-recurring. Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures determined in accordance with GAAP. Investors are advised to carefully review the GAAP financial results that are disclosed in our SEC filings. We have not quantitatively reconciled our fiscal 2022 Adjusted EBITDA target to the most directly comparable GAAP measure because items such as stock-based compensation, adjustments to the provision for income taxes, amortization of intangibles, interest expense and estimated proxy solicitation related costs, which are specific items that impact these measures, have not yet occurred, are out of our control, or cannot be predicted. For example, quantification of stock-based compensation expense requires inputs such as the number of shares granted and market price that are not currently ascertainable. Accordingly, reconciliations to the Non-GAAP forward looking metrics are not available without unreasonable effort and such unavailable reconciling items could significantly impact our financial results.

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

Net sales of our satellite ground station technologies in fiscal 2020 were significantly lower than fiscal 2019, primarily due to the business impact of COVID-19 pandemic.

Net sales of our public safety and location technology solutions were higher in fiscal 2020 as compared to fiscal 2019. Sales in fiscal 2020 of these products included an insignificant amount of sales from our February 2020 acquisition of NG-911. During fiscal 2020, the business impact of COVID-19 on our public safety and location technology solutions was relatively muted.

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

Net sales of our tactical communications technologies during fiscal 2020 were significantly lower as compared to fiscal 2019, due primarily to the timing of and performance on orders related to our $98.6 million U.S. Army global field support contract and lower sales for high reliability Electrical, Electronic and Electromechanical (“EEE”) satellite based space components. While fiscal 2020 benefited from a nominal amount of sales related to our new X/Y satellite tracking antenna product line acquired in connection with our January 2020 acquisition of CGC, it also reflected the absence of sales of our next generation MT-2025 mobile satellite transceivers. In fiscal 2019, we sold $11.7 million of such transceivers.

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

Sales to U.S. government customers include sales to the DoD, intelligence and civilian agencies, as well as sales directly to or through prime contractors.

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

Our selling, general and administrative expenses in fiscal 2020 reflect certain cost reduction actions taken in response to lower levels of business activity resulting from COVID-19. These cost savings measures included reducing global headcount, temporarily reducing salaries, suspending merit increases and eliminating certain discretionary expenses. Severance costs related to these actions were not material. Although we incurred lower travel expenses in fiscal 2020 than we did in fiscal 2019, there was a corresponding increase in information technology costs and COVID-19 safety related expenses.

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

Acquisition Plan Expenses. During fiscal 2020, we incurred acquisition plan expenses of $20.8 million, primarily related to the now terminated acquisition of Gilat (including significant litigation expenses) and our acquisition of UHP, which was completed in March 2021. Fiscal 2020 acquisition plan expenses also include costs associated with our completed acquisitions of CGC and NG-911. In fiscal 2019, our acquisition plan expenses of $5.9 million primarily related to our acquisitions of Solacom and the GD NG-911 business. Except for $0.8 million of fiscal 2020 costs which are reflected in our Commercial Solutions segment, all of these expenses are primarily recorded in our Unallocated segment.

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

Reconciliations of our GAAP consolidated operating income, net income and net income per diluted share for fiscal 2020 and 2019 to the corresponding non-GAAP measures are shown in the tables below (numbers and per share amounts in the table may not foot due to rounding). Non-GAAP net income and EPS reflect non-GAAP provisions for income taxes based on full year results, as adjusted for the non-GAAP reconciling items included in the tables below. We evaluate our non-GAAP effective income tax rate on an ongoing basis, and it can change from time to time. Our non-GAAP effective income tax rate can differ materially from our GAAP effective income tax rate:

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

Our Adjusted EBITDA is a Non-GAAP measure that represents earnings (loss) before income taxes, interest (income) and other, write-off of deferred financing costs, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, estimated contract settlement costs, settlement of intellectual property litigation, acquisition plan expenses, restructuring costs, COVID-19 related costs, strategic emerging technology costs (for next-generation satellite technology), facility exit costs, strategic alternatives analysis expenses, proxy solicitation related costs and other. Our definition of Adjusted EBITDA may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is also a measure frequently requested by our investors and analysts. We believe that investors and analysts may use Adjusted EBITDA, along with other information contained in our SEC filings, in assessing our performance and comparability of our results with other companies. Our Non-GAAP measures for consolidated operating income, net income and net income per diluted share reflect the GAAP measures as reported, adjusted for certain items as described. These Non-GAAP financial measures have limitations as an analytical tool as they exclude the financial impact of transactions necessary to conduct our business, such as the granting of equity compensation awards, and are not intended to be an alternative to financial measures prepared in accordance with GAAP. These measures are adjusted as described in the reconciliation of GAAP to Non-GAAP in the above tables, but these adjustments should not be construed as an inference that all of these adjustments or costs are unusual, infrequent or non-recurring. Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures determined in accordance with GAAP. Investors are advised to carefully review the GAAP financial results that are disclosed in our SEC filings.

Liquidity and Capital Resources

Our cash and cash equivalents were $30.9 million at July 31, 2021 as compared to $47.9 million at July 31, 2020, a decrease of $17.0 million. The decrease in cash and cash equivalents during fiscal 2021 was driven by the following:

•Net cash used in operating activities was $40.6 million for fiscal 2021 as compared to net cash provided by operating activities of $52.8 million for fiscal 2020. During fiscal 2021, in connection with an agreement to terminate our acquisition of Gilat, we made a $70.0 million payment to Gilat. Excluding such payment, net cash provided by operating activities would have been $29.4 million. The period-over-period decrease in cash flow from operating activities (excluding the $70.0 million payment to Gilat) reflects lower consolidated net sales and overall changes in net working capital requirements, principally the timing of shipments, billings and payments.

•Net cash used in investing activities for fiscal 2021 was $15.5 million as compared to $20.2 million for fiscal 2020. During fiscal 2021, we paid $0.8 million in connection with our acquisition of CGC Technology Limited ("CGC"). During fiscal 2020, we paid $13.0 million in connection with our acquisitions of CGC and NG-911, net of cash acquired. The remaining portion of net cash used in both periods relates to expenditures for property, plant and equipment upgrades and enhancements. Also, offsetting cash used during the most recent period is $1.3 million of net cash acquired from our acquisition of UHP, as discussed further in "Notes to Consolidated Financial Statements - Note (2) - Acquisitions - UHP Networks Inc." included in "Part II - Item 8. - Financial Statements and Supplementary Data" included in this Annual Report on Form 10-K.

•Net cash provided by financing activities was $39.1 million for fiscal 2021 as compared to net cash used in financing activities of $30.3 million for fiscal 2020. During fiscal 2021, we had net borrowings under our Credit Facility of $51.5 million, primarily due to the $70.0 million payment we made to Gilat. During fiscal 2021 and 2020, we paid $10.3 million and $10.0 million, respectively, in cash dividends to our stockholders. We also made $2.8 million and $5.3 million of payments to remit employees' statutory tax withholding requirements related to the net settlement of stock-based awards during the fiscal 2021 and 2020, respectively.

The Credit Facility is discussed below and in "Notes to Consolidated Financial Statements - Note (7) - Credit Facility" included in "Part II - Item 8. - Financial Statements and Supplementary Data" included in this Annual Report on Form 10-K.

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

As of July 31, 2021, our material short-term cash requirements primarily consist of: (i) capital investments and tenant improvements in connection with the opening of our two new high-volume technology manufacturing centers, (ii) interest payments under our Credit Facility; (iii) payments related to lease commitments; (iv) our ongoing working capital needs, including income tax payments and other capital expenditures; and (v) payment of accrued quarterly dividends.

In addition to making fiscal 2022 capital investments for our two new high-volume manufacturing centers, we plan to make significant capital expenditures to build-out cloud-based computer networks to support our NG-911 contract wins for the states of Pennsylvania, South Carolina and Arizona. Aggregate capital investments for these and other initiatives in fiscal 2022 are expected to approximate $30.0 million.

As discussed further in "Notes to Consolidated Financial Statements - Note (2) - Acquisitions - UHP Networks Inc." included in "Part II - Item 8. - Financial Statements and Supplementary Data" included in this Annual Report on Form 10-K, we completed our acquisition of UHP on March 2, 2021. Pursuant to the stock purchase agreement, the initial upfront payment of approximately $24.0 million was paid mostly in shares of our common stock, with a nominal amount paid in cash. In August 2021, approximately $4.0 million of the $5.0 million hold back amount previously placed into escrow at closing, was paid to the seller in shares of our common stock, as the conditions pursuant to the stock purchase agreement were met. The stock purchase agreement also provides for an earn-out payment of up to $9.0 million, also payable at our option in cash and or shares of our common stock, if specified sales milestones are reached during the eighteen-month period ending September 30, 2022.

On March 3, 2021, we filed a shelf registration statement with the SEC for the sale of 1,381,567 shares of our common stock by the selling shareholder of UHP. The shelf registration statement was declared effective by the SEC as of March 15, 2021. To-date, we issued 1,026,567 shares pursuant to this shelf registration statement to satisfy initial payment and escrow arrangements under the terms of the stock purchase agreement.

In December 2018, we filed a $400.0 million shelf registration statement with the SEC for the sale of various types of securities, including debt. The shelf registration statement was declared effective by the SEC as of December 14, 2018.

As of July 31, 2021, we were authorized to repurchase up to an additional $100.0 million of our common stock, pursuant to a $100.0 million stock repurchase program. The new $100.0 million stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases of our common stock during fiscal 2021 and 2020.

On September 29, 2020, December 9, 2020, March 11, 2021 and June 8, 2021, our Board of Directors declared a dividend of $0.10 per common share, which was paid on October 27, 2020, February 19, 2021, May 21, 2021 and August 20, 2021, respectively.

On October 4, 2021, our Board of Directors declared a dividend of $0.10 per common share, payable on November 12, 2021 to stockholders of record at the close of business on October 13, 2021. Future Common Stock dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval.

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

As of July 31, 2021, the amount outstanding under our Credit Facility was $201.0 million, which is reflected in the non-current portion of long-term debt on our Consolidated Balance Sheet. At July 31, 2021, we had $1.5 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During fiscal 2021, we had outstanding balances under the Credit Facility ranging from $125.0 million to $219.0 million.

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

As of July 31, 2021, our Secured Leverage Ratio was 2.53x TTM Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of July 31, 2021 was 13.05x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA.

The obligations under the Credit Facility are guaranteed by certain of our domestic and foreign subsidiaries (the "Guarantors"). As collateral security under the Credit Facility and the guarantees thereof, we and the Guarantors have granted to the administrative agent, for the benefit of the lenders, a lien on, and first priority security interest in, substantially all of our tangible and intangible assets.

Capitalized terms used but not defined herein have the meanings set forth for such terms in the Credit Facility and the Prior Credit Facility, which have been documented and filed with the SEC.

Off-Balance Sheet Arrangements
As of July 31, 2021, we did not have any off-balance sheet arrangements within the meaning of Item 303 of Regulation S-K.

Commitments
In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of July 31, 2021, will materially adversely affect our liquidity.

At July 31, 2021, cash payments due under long-term obligations (including estimated interest expense on our Credit Facility), excluding purchase orders that we entered into in our normal course of business, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	2022	2023 and 2024	2025 and 2026	After 2026
Credit Facility - principal payments	$201,000	—	201,000	—	—
Credit Facility - interest payments	11,537	5,133	6,404	—	—
Operating and finance lease obligations	56,705	10,408	14,689	10,798	20,810
Contractual cash obligations	$269,242	15,541	222,093	10,798	20,810

As discussed further in "Notes to Consolidated Financial Statements - Note (7) - Credit Facility" included in "Part II - Item 8. - Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K, our Credit Facility provides a senior secured loan facility of up to $550.0 million consisting of: (i) a revolving loan facility ("Revolving Loan Facility") with a borrowing limit of $300.0 million; (ii) an accordion feature allowing us to borrow up to an additional $250.0 million; (iii) a $35.0 million letter of credit sublimit; and (iv) a swingline loan credit sublimit of $25.0 million. The Credit Facility matures on October 31, 2023 (the "Revolving Maturity Date"). In addition, if we issue new unsecured debt in excess of $5.0 million with a maturity date that is less than 91 days from October 31, 2023, the Revolving Maturity Date would automatically accelerate so that it would be 91 days earlier than the maturity date of the new unsecured debt. At July 31, 2021, we have approximately $1.5 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts. Such amounts are not included in the above table.

As discussed further in "Notes to Consolidated Financial Statements - Note (15) - Stockholders’ Equity" included in "Part II - Item 8. - Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K, on October 4, 2021, our Board of Directors declared a dividend of $0.10 per common share, payable on November 12, 2021 to stockholders of record at the close of business on October 13, 2021. Future Common Stock dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval.

As discussed further in "Notes to Consolidated Financial Statements - Note (2) - Acquisitions - UHP Networks Inc." included in "Part II - Item 8. - Financial Statements and Supplementary Data" included in this Annual Report on Form 10-K, we completed our acquisition of UHP on March 2, 2021. Pursuant to the stock purchase agreement, the initial upfront payment of approximately $24.0 million was paid mostly in shares of our common stock, with a nominal amount paid in cash. In August 2021, approximately $4.0 million of the $5.0 million hold back amount previously placed into escrow at closing, was paid to the seller in shares of our common stock, as the conditions pursuant to the stock purchase agreement were met. The stock purchase agreement also provides for an earn-out payment of up to $9.0 million, also payable at our option in cash and or shares of our common stock, if specified sales milestones are reached during the eighteen-month period ending September 30, 2022.

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

As discussed further in "Notes to Consolidated Financial Statements - Note (12) - Commitments and Contingencies," included in "Part II - Item 8.- Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K, we are subject to a number of indemnification demands and we are incurring ongoing legal expenses in connection with these matters. Our insurance policies may not cover the cost of defending indemnification claims or providing indemnification. As a result, pending or future claims asserted against us by a party that we have agreed to indemnify could result in legal costs and damages that could have a material adverse effect on our consolidated results of operations and financial condition.

We have change in control agreements, severance agreements and indemnification agreements with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of our Company or an involuntary termination of employment without cause. These costs are not included in the above table.

Our Consolidated Balance Sheet at July 31, 2021 includes total liabilities of $9.2 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

As further discussed in "Notes to Consolidated Financial Statements – Note (1)(n) - Adoption of Accounting Standards and Updates" included in "Part II - Item 8. - Financial Statements and Supplementary Data," included in this Annual Report on Form 10-K, during fiscal 2021, we adopted:

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

In addition, the following FASB ASUs have been issued and incorporated into the FASB ASC and have not yet been adopted by us as of July 31, 2021:

•FASB ASU No. 2019-12, issued in December 2019 is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15, 2020. Our adoption of this ASU on August 1, 2021 did not have a material impact on our consolidated financial statements or disclosures.

•FASB ASU No. 2020-01, issued in January 2020, clarifies the interactions between Topics 321, 323 and 815. This ASU clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. In addition, the amendments clarify the accounting for certain forward contracts and purchased options accounted for under Topic 815. This ASU is effective for fiscal years beginning after December 15, 2020. Our adoption of this ASU on August 1, 2021 did not impact our consolidated financial statements or disclosures.

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

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of July 31, 2021, we had cash and cash equivalents of $30.9 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of July 31, 2021, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

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

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013). Based on our assessment, we determined that, as of July 31, 2021, our internal control over financial reporting was effective based on those criteria.

Deloitte and Touche LLP, our independent registered public accounting firm, has performed an audit of our internal control over financial reporting as of July 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO. This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data. Deloitte’s audit reports appear on pages F-2 and F-3 of this annual report.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during our fiscal quarter ended July 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

As described in the supplement to the Company’s Proxy Statement for Fiscal 2020 Annual Meeting of Stockholders filed with the SEC on December 1, 2020, on November 30, 2020, our Executive Compensation Committee approved amending all existing change-in-control agreements to reflect feedback and recommendations of Institutional Shareholder Services regarding payments and benefits provided under such agreements (the “2020 Amendments”). In addition to the changes previously disclosed, the 2020 Amendments also provided that, for our executive officers who are parties to Tier 1 change-in-control agreements (including Messrs. Fred Kornberg, Michael Porcelain and Michael Bondi) (such agreements, the “Amended CIC Agreements”), in the event that the officer’s employment is terminated by us without cause or terminated by the officer for "good reason" or "modified good reason" (as defined in the agreement), the "performance awards" (as defined in the agreement) will vest at the maximum level of performance.

The foregoing description of the Amended CIC Agreements in this Annual Report on Form 10-K is a summary of, and is qualified in its entirety by, the terms of the Amended CIC Agreement. A copy of the form of the Amended CIC Agreement is attached hereto as Exhibit 10.(l)(1) and incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    (1) The Registrant’s financial statements together with a separate index are annexed hereto.
(2) The Financial Statement Schedule listed in a separate index is annexed hereto.
(3) Exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
3(a)(i)	Restated Certificate of Incorporation of the Registrant	Exhibit 3(a)(i) to the Registrant’s 2006 Form 10-K
3(a)(ii)	Third Amended and Restated By-Laws of the Registrant, as of September 26, 2017	Exhibit 3(a)(ii) to the Registrant’s 2017 Form 10-K
4(a)(vi)	Description of Comtech Telecommunication Corp.'s Securities Registered Pursuant to Section 12 of the Exchange Act
10(a)(1)*	Seventh Amended and Restated Employment Agreement, dated March 4, 2020, between the Registrant and Fred Kornberg	Exhibit 10.1 to the Registrant’s Form 8-K, filed March 4, 2020
10(a)(2)*	Lease agreement, dated September 23, 2011, on the Melville, New York Facility	Exhibit 10(s) to the Registrant's 2011 Form 10-K
10(b)*	Second Amended and Restated 2001 Employee Stock Purchase Plan	Exhibit A to the Registrant’s Proxy Statement, filed November 16, 2018
10(c)*	2000 Stock Incentive Plan, Amended and Restated, Effective November 15, 2019, as amended effective August 4, 2020, as further amended August 10, 2021
10(d)(1)*	Form of Stock Option Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(f)(7) to the Registrant’s 2005 Form 10-K
10(d)(2)*	Form of Stock Option Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2020	Exhibit 10(d)(3) to the Registrant's Form 2020 Form 10-K
10(e)*	Form of Performance Share Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(s) to the Registrant’s 2012 Form 10-K
10(f)(1)*	Form of Long-Term Performance Share Award Agreement pursuant to the 2000 Stock Incentive Plan - 2018	Exhibit 10(f)(2) to the Registrant's 2019 Form 10-K
10(g)(1)*	Form of Restricted Stock Agreement for Employees pursuant to the 2000 Stock Incentive Plan	Exhibit 10(y) to the Registrant’s 2016 Form 10-K
10(g)(2)*	Form of Restricted Stock Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(ab) to the Registrant’s 2016 Form 10-K
10(g)(3)*	Form of Restricted Stock Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2019	Exhibit 10(g)(3) to the Registrant's 2019 Form 10-K
10(h)(1)*	Form of Restricted Stock Unit Agreement for Employees pursuant to the 2000 Stock Incentive Plan - 2017	Exhibit 10(h)(1) to the Registrant’s 2017 Form 10-K
10(h)(2)*	Form of Restricted Stock Unit Agreement for Employees pursuant to the 2000 Stock Incentive Plan - 2016	Exhibit 10(z) to the Registrant’s 2016 Form 10-K
10(h)(3)*	Form of Restricted Stock Unit Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10.2 to the Registrant's Form 10-Q, filed June 7, 2012
10(h)(4)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(aa) to the Registrant’s 2016 Form 10-K
10(h)(5)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2013	Exhibit 10(x) to the Registrant's 2013 Form 10-K

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
10(h)(6)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2020	Exhibit 10.1 to the Registrant's Form 10-Q, filed June 3, 2020
10(i)(1)*	Form of Stock Unit Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10.1 to the Registrant's Form 10-Q, filed June 7, 2012
10(i)(2)*	Form of Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(v) to the Registrant's 2013 Form 10-K
10(j)(1)*	Form of Share Unit Agreement (eligible for dividend equivalents) for Employees pursuant to the 2000 Stock Incentive Plan	Exhibit 10.2 to the Registrant's Form 10-Q, filed December 9, 2013
10(j)(2)*	Form of Share Unit Agreement (eligible for dividend equivalents) for Employees pursuant to the 2000 Stock Incentive Plan - 2018	Exhibit 10(j)(2) to the Registrant's 2018 Form 10-K
10(k)*	Form of Indemnification Agreement between the Registrant and the Named Executive Officers and Certain Other Executive Officers	Exhibit 10.1 to Registrant’s Form 8-K, filed on March 8, 2007
10(l)(1)*	Form of Change-in-Control Agreement (Tier 1)
10(l)(2)*	Form of Change-in-Control Agreement (Tier 2) between the Registrant and Certain Named Executive Officers (other than the CEO) and Certain Other Executive Officers
10(l)(3)*	Form of Change-in-Control Agreement (Tier 2) between the Registrant and Certain Named Executive Officers (other than the CEO) and Certain Other Executive Officers (California Employees)	Exhibit 10.3 to the Registrant’s Form 8-K, filed June 7, 2017
10(l)(4)*	Form of Change-in-Control Agreement (Tier 2) between the Registrant and Certain Named Executive Officers (other than the CEO) and Certain Other Executive Officers (Divisional/Subsidiary Presidents)	Exhibit 10.4 to the Registrant’s Form 8-K, filed June 7, 2017
10(l)(5)*
Form of Change-in-Control Agreement (Tier 2) between the Registrant and Certain Named Executive Officers (other than the CEO) and Certain Other Executive Officers (California Divisional/Subsidiary Presidents)

Exhibit 10.5 to the Registrant’s Form 8-K, filed June 7, 2017
10(l)(6)*	Form of Change-in-Control Agreement (Tier 3) between the Registrant and Certain Non-Executive Officers	Exhibit 10.6 to the Registrant’s Form 8-K, filed June 7, 2017
10(m)*	Retirement and Transition Agreement	Exhibit 10.1 to the Registrant's Form 10-Q, filed December 4, 2019
10(n)	Agreement and Plan of Merger, dated as of November 22, 2015, among Comtech Telecommunications Corp., Typhoon Acquisition Corp. and TeleCommunication Systems, Inc.	Exhibit 2.1 to the Registrant’s Form 8-K, filed November 23, 2015
10(o)
First Amended and Restated Credit Agreement, dated as of October 31, 2018, among Comtech Telecommunications Corp., the lenders party thereto and Citibank N.A., as administrative agent, issuing bank and swingline lender.

Exhibit 10.1 to the Registrant’s Form 8-K, filed November 5, 2018
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
31.1	Certification of CEO and Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS
The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2021, formatted in inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements

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

COMTECH TELECOMMUNICATIONS CORP.

October 4, 2021	By: /s/Fred Kornberg
(Date)	Fred Kornberg, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title

October 4, 2021	/s/Fred Kornberg	Chairman of the Board
(Date)	Fred Kornberg	Chief Executive Officer
(Principal Executive Officer)

October 4, 2021	/s/Michael A. Bondi	Chief Financial Officer
(Date)	Michael A. Bondi	(Principal Financial and Accounting Officer)

October 4, 2021	/s/Judy Chambers	Director
(Date)	Judy Chambers

October 4, 2021	/s/Edwin Kantor	Director
(Date)	Edwin Kantor

October 4, 2021	/s/Ira S. Kaplan	Director
(Date)	Ira S. Kaplan

October 4, 2021	/s/Lisa Lesavoy	Director
(Date)	Lisa Lesavoy

October 4, 2021	/s/Robert G. Paul	Director
(Date)	Robert G. Paul

October 4, 2021	/s/Dr. Yacov A. Shamash	Director
(Date)	Dr. Yacov A. Shamash

October 4, 2021	/s/Lawrence J. Waldman	Director
(Date)	Lawrence J. Waldman

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule

Page
Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Financial Statements:

Balance Sheets as of July 31, 2021 and 2020	F-5

Statements of Operations for each of the years in the three-year period ended July 31, 2021	F-6

Statements of Stockholders' Equity for each of the years in the three-year period ended July 31, 2021	F-7

Statements of Cash Flows for each of the years in the three-year period ended July 31, 2021	F-8

Notes to Consolidated Financial Statements	F-10

Additional Financial Information Pursuant to the Requirements of Form 10-K:

Schedule II – Valuation and Qualifying Accounts and Reserves	S-1

Schedules not listed above have been omitted because they are either not applicable or the required information has been provided elsewhere in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
Comtech Telecommunications Corp.
Melville, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Comtech Telecommunications Corp. and subsidiaries (the "Company") as of July 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the three years in the period ended July 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 4, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter Description

The Company’s determination of revenue recognition for specific identified material contracts accounted for over time involves estimating the total costs needed to complete the specific identified contracts and updating those estimates throughout the life of those specific identified contracts. This requires management to make significant estimates related to forecasts of future costs for the identified specific contracts. Changes in these estimates for the identified specific contracts could have a significant impact on the Company's results of operations.

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

◦Evaluated the estimates of total cost and profit for the performance obligation by:

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
October 4, 2021

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
Comtech Telecommunications Corp.
Melville, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Comtech Telecommunications Corp. and subsidiaries (the "Company") as of July 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended July 31, 2021, of the Company and our report dated October 4, 2021, expressed an unqualified opinion on those financial statements and financial statement schedule.

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

/s/ DELOITTE & TOUCHE LLP

Jericho, New York
October 4, 2021

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
As of July 31, 2021 and 2020

Assets	2021	2020
Current assets:
Cash and cash equivalents	$30,861,000	47,878,000
Accounts receivable, net	158,110,000	126,816,000
Inventories, net	80,358,000	82,302,000
Prepaid expenses and other current assets	18,167,000	20,101,000
Total current assets	287,496,000	277,097,000
Property, plant and equipment, net	35,286,000	27,037,000
Operating lease right-of-use assets, net	44,486,000	30,033,000
Goodwill	347,698,000	330,519,000
Intangibles with finite lives, net	268,699,000	258,019,000
Deferred financing costs, net	1,824,000	2,391,000
Other assets, net	7,622,000	4,551,000
Total assets	$993,111,000	929,647,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,193,000	23,423,000
Accrued expenses and other current liabilities	89,601,000	85,161,000
Operating lease liabilities, current	8,841,000	8,247,000
Dividends payable	2,601,000	2,468,000
Contract liabilities	66,130,000	40,250,000
Interest payable	195,000	163,000
Total current liabilities	203,561,000	159,712,000
Non-current portion of long-term debt, net	201,000,000	149,500,000
Operating lease liabilities, non-current	39,569,000	24,109,000
Income taxes payable	2,717,000	1,963,000
Deferred tax liability, net	21,230,000	17,637,000
Long-term contract liabilities	9,808,000	9,596,000
Other liabilities	14,507,000	17,831,000
Total liabilities	492,392,000	380,348,000
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Preferred stock, par value $0.10 per share; shares authorized and unissued 2,000,000	—	—
Common stock, par value $0.10 per share; authorized 100,000,000 shares; issued 41,281,812 shares and 39,924,439 shares at July 31, 2021 and 2020, respectively	4,128,000	3,992,000
Additional paid-in capital	605,439,000	569,891,000
Retained earnings	333,001,000	417,265,000
	942,568,000	991,148,000
Less:
Treasury stock, at cost (15,033,317 shares at July 31, 2021 and 2020)	(441,849,000)	(441,849,000)
Total stockholders’ equity	500,719,000	549,299,000
Total liabilities and stockholders’ equity	$993,111,000	929,647,000
See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
Fiscal Years Ended July 31, 2021, 2020 and 2019

	2021	2020	2019
Net sales	$581,695,000	616,715,000	671,797,000
Cost of sales	367,737,000	389,882,000	424,357,000
Gross profit	213,958,000	226,833,000	247,440,000

Expenses:
Selling, general and administrative	111,796,000	117,130,000	128,639,000
Research and development	49,148,000	52,180,000	56,407,000
Amortization of intangibles	21,020,000	21,595,000	18,320,000
Settlement of intellectual property litigation	—	—	(3,204,000)
Acquisition plan expenses	100,292,000	20,754,000	5,871,000
	282,256,000	211,659,000	206,033,000

Operating (loss) income	(68,298,000)	15,174,000	41,407,000

Other expenses (income):
Interest expense	6,821,000	6,054,000	9,245,000
Write-off of deferred financing costs	—	—	3,217,000
Interest (income) and other	(139,000)	(190,000)	35,000

(Loss) income before (benefit from) provision for income taxes	(74,980,000)	9,310,000	28,910,000
(Benefit from) provision for income taxes	(1,500,000)	2,290,000	3,869,000

Net (loss) income	$(73,480,000)	7,020,000	25,041,000
Net (loss) income per share:
Basic	$(2.86)	0.28	1.04
Diluted	$(2.86)	0.28	1.03

Weighted average number of common shares outstanding – basic	25,685,000	24,798,000	24,124,000

Weighted average number of common and common equivalent shares outstanding – diluted	25,685,000	24,899,000	24,302,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Fiscal Years Ended July 31, 2021, 2020 and 2019

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount			Shares	Amount
Balance as of July 31, 2018	38,860,571	$3,886,000	$538,453,000	$405,194,000	15,033,317	$(441,849,000)	$505,684,000
Equity-classified stock award compensation	—	—	11,427,000	—	—	—	11,427,000
Proceeds from exercises of stock options	8,100	1,000	215,000	—	—	—	216,000
Proceeds from issuance of employee stock purchase plan shares	43,316	4,000	922,000	—	—	—	926,000
Issuance of restricted stock	10,386	1,000	(1,000)	—	—	—	—
Net settlement of stock-based awards	145,119	15,000	(3,931,000)	—	—	—	(3,916,000)
Common stock issued for acquisition of Solacom Technologies, Inc. ("Solacom")	208,669	21,000	5,585,000	—	—	—	5,606,000
Cash dividends declared ($0.40 per share)	—	—	—	(9,575,000)	—	—	(9,575,000)
Accrual of dividend equivalents, net of reversal ($0.40 per share)	—	—	—	(327,000)	—	—	(327,000)
Net income	—	—	—	25,041,000	—	—	25,041,000
Balance as of July 31, 2019	39,276,161	3,928,000	552,670,000	420,333,000	15,033,317	(441,849,000)	535,082,000
Equity-classified stock award compensation	—	—	9,275,000	—	—	—	9,275,000
Proceeds from exercises of stock options	16,700	2,000	466,000	—	—	—	468,000
Proceeds from issuance of employee stock purchase plan shares	52,958	5,000	850,000	—	—	—	855,000
Issuance of restricted stock	3,319	—	—	—	—	—	—
Net settlement of stock-based awards	251,797	25,000	(4,913,000)	—	—	—	(4,888,000)
Common stock issued for acquisition of CGC Technology Limited ("CGC")	323,504	32,000	11,543,000	—	—	—	11,575,000
Cash dividends declared, net ($0.40 per share)	—	—	—	(9,794,000)	—	—	(9,794,000)
Accrual of dividend equivalents, net of reversal ($0.40 per share)	—	—	—	(294,000)	—	—	(294,000)
Net income	—	—	—	7,020,000	—	—	7,020,000
Balance as of July 31, 2020	39,924,439	3,992,000	569,891,000	417,265,000	15,033,317	(441,849,000)	549,299,000
Equity-classified stock award compensation	—	—	9,983,000	—	—	—	9,983,000
Proceeds from issuance of employee stock purchase plan shares	54,762	5,000	804,000	—	—	—	809,000
Issuance of restricted stock, net of forfeiture	35,495	4,000	(4,000)	—	—	—	—
Net settlement of stock-based awards	240,549	24,000	(4,024,000)	—	—	—	(4,000,000)
Common stock issued for acquisition of UHP Networks Inc. ("UHP")	1,026,567	103,000	28,789,000	—	—	—	28,892,000
Cash dividends declared, net ($0.40 per share)	—	—	—	(10,189,000)	—	—	(10,189,000)
Accrual of dividend equivalents, net of reversal ($0.40 per share)	—	—	—	(380,000)	—	—	(380,000)
Adoption of current expected credit loss standard	—	—	—	(215,000)	—	—	(215,000)
Net loss	—	—	—	(73,480,000)	—	—	(73,480,000)
Balance as of July 31, 2021	41,281,812	$4,128,000	$605,439,000	$333,001,000	15,033,317	$(441,849,000)	$500,719,000
See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Fiscal Years Ended July 31, 2021, 2020 and 2019

	2021	2020	2019
Cash flows from operating activities:
Net (loss) income	$(73,480,000)	7,020,000	25,041,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	9,379,000	10,561,000	11,927,000
Amortization of intangible assets with finite lives	21,020,000	21,595,000	18,320,000
Amortization of stock-based compensation	9,983,000	9,275,000	11,427,000
Amortization of deferred financing costs	736,000	737,000	1,099,000
Estimated contract settlement costs	—	444,000	6,351,000
Write-off of deferred financing costs	—	—	3,217,000
Settlement of intellectual property litigation	—	—	(3,204,000)
Changes in other liabilities	(6,633,000)	(4,133,000)	(1,056,000)
Loss on disposal of property, plant and equipment	215,000	—	144,000
(Benefit from) provision for allowance for doubtful accounts	(18,000)	(431,000)	1,136,000
Provision for excess and obsolete inventory	4,364,000	1,647,000	6,015,000
Deferred income tax (benefit) expense	(3,263,000)	860,000	4,283,000
Other	(225,000)	—	—
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(31,223,000)	20,929,000	6,315,000
Inventories	(2,338,000)	(9,132,000)	(3,787,000)
Prepaid expenses and other current assets	(265,000)	(2,261,000)	915,000
Other assets	(4,215,000)	(719,000)	102,000
Accounts payable	11,016,000	(2,206,000)	(21,290,000)
Accrued expenses and other current liabilities	(7,886,000)	4,292,000	3,554,000
Contract liabilities	25,444,000	(6,312,000)	(127,000)
Other liabilities, non-current	3,583,000	2,422,000	(84,000)
Interest payable	32,000	(397,000)	151,000
Income taxes payable	3,136,000	(1,427,000)	(2,418,000)
Net cash (used in) provided by operating activities	(40,638,000)	52,764,000	68,031,000
Cash flows from investing activities:
Net cash acquired from acquisition of UHP	1,304,000	—	—
Payment for acquisition of CGC, net of cash acquired	(750,000)	(11,165,000)	—
Payment for acquisition of Solacom, net of cash acquired	—	—	(25,883,000)
Payment for acquisition of the GD NG-911 business	—	(1,013,000)	(10,000,000)
Payment for acquisition of NG-911 Inc.	—	(781,000)	—
Purchases of property, plant and equipment	(16,037,000)	(7,225,000)	(8,785,000)
Net cash used in investing activities	(15,483,000)	(20,184,000)	(44,668,000)
Cash flows from financing activities:
Net borrowings (payments) of long-term debt under Credit Facility	51,500,000	(15,500,000)	165,000,000
Net payments under Revolving Loan portion of Prior Credit Facility	—	—	(48,603,000)
Repayment of debt under Term Loan portion of Prior Credit Facility	—	—	(120,121,000)
Remittance of employees' statutory tax withholding for stock awards	(2,803,000)	(5,276,000)	(5,042,000)
Cash dividends paid	(10,334,000)	(10,020,000)	(9,789,000)
Repayment of principal amounts under finance lease and other obligations	(38,000)	(805,000)	(1,906,000)
Payment of deferred financing costs	(30,000)	—	(1,813,000)
Proceeds from issuance of employee stock purchase plan shares	809,000	855,000	935,000
Proceeds from exercises of stock options	—	468,000	216,000
Payment of shelf registration costs	—	—	(148,000)
Net cash provided by (used in) financing activities	39,104,000	(30,278,000)	(21,271,000)
			(Continued)

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
Fiscal Years Ended July 31, 2021, 2020 and 2019

	2021	2020	2019
Net (decrease) increase in cash and cash equivalents	$(17,017,000)	2,302,000	2,092,000
Cash and cash equivalents at beginning of year	47,878,000	45,576,000	43,484,000
Cash and cash equivalents at end of year	$30,861,000	47,878,000	45,576,000

Supplemental cash flow disclosure
Cash paid (received) during the year for:
Interest	$5,987,000	5,549,000	7,669,000
Income taxes, net	$(1,373,000)	2,875,000	2,005,000

Non-cash investing and financing activities:
Reclass of finance lease right-of-use assets to property, plant and equipment	$—	698,000	—

Accrued remittance of employees' statutory tax withholdings for fully-vested share units	$2,596,000	1,399,000	1,787,000

Cash dividends declared but unpaid (including accrual of dividend equivalents)	$2,981,000	2,762,000	2,733,000

Accrued additions to property, plant and equipment	$2,466,000	1,408,000	902,000

Issuance of restricted stock	$4,000	—	1,000

Common stock issued for acquisitions	$28,892,000	11,575,000	5,606,000

Fair value of UHP acquisition contingent earn-out consideration	$8,500,000	—	—

Accrued deferred financing costs	$139,000	—	—

Accruals related to acquisitions	$—	1,157,000	—

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

On October 4, 2021, we announced that our Board of Directors has appointed Michael D. Porcelain, our President and Chief Operating Officer, to be Chief Executive Officer, taking over from Fred Kornberg after a short transition period. The change of leadership is expected to occur by the end of calendar 2021, at which point Mr. Porcelain will also join our Board of Directors and continue as President. Mr. Kornberg will serve as non-executive Chairman of the Board and is expect to take on a technology advisory role. Costs associated with this leadership transition will be announced once they are finalized.

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Most of our contracts with customers are denominated in U.S. dollars and typically are either firm fixed-price or cost reimbursable type contracts (including fixed-fee, incentive-fee and time-and-material type contracts). In almost all of our contracts with customers, we are the principal in the arrangement and report revenue on a gross basis. Transaction prices for contracts with U.S. domestic and international customers are usually based on specific negotiations with each customer and in the case of the U.S. government, sometimes based on estimated or actual costs of providing the goods or services in accordance with applicable regulations. Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Fiscal Years Ended July 31,
	2021	2020	2019
United States
U.S. government	34.6%	36.2%	40.1%
Domestic	41.5%	40.3%	34.5%
Total United States	76.1%	76.5%	74.6%

International	23.9%	23.5%	25.4%
Total	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales are sales to Verizon Communications Inc. ("Verizon"). Sales to Verizon were 10.7% of consolidated net sales for fiscal 2021. Except for the U.S. government, there were no customers that represented more than 10.0% of consolidated net sales during fiscal 2020 and 2019. International sales for fiscal 2021, 2020 and 2019 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $138,942,000, $145,107,000 and $170,607,000, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10.0% of consolidated net sales for fiscal 2021, 2020 and 2019.

The following tables summarize our disaggregation of revenue consistent with information reviewed by our chief operating decision-maker ("CODM") for the fiscal years ended July 31, 2021, 2020 and 2019. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors which impact our business:

	Fiscal Year Ended July 31, 2021
	Commercial Solutions	Government Solutions	Total
Geographical region and customer type
U.S. government	$52,976,000	148,105,000	$201,081,000
Domestic	210,493,000	31,178,000	241,671,000
Total United States	263,469,000	179,283,000	442,752,000

International	96,677,000	42,266,000	138,943,000
Total	$360,146,000	221,549,000	$581,695,000
Contract type
Firm fixed-price	$357,521,000	141,367,000	$498,888,000
Cost reimbursable	2,625,000	80,182,000	82,807,000
Total	$360,146,000	221,549,000	$581,695,000
Transfer of control
Point in time	$141,707,000	94,687,000	$236,394,000
Over time	218,439,000	126,862,000	345,301,000
Total	$360,146,000	221,549,000	$581,695,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

	Fiscal Year Ended July 31, 2020
	Commercial Solutions	Government Solutions	Total
Geographical region and customer type
U.S. government	$52,327,000	171,036,000	$223,363,000
Domestic	208,284,000	39,961,000	248,245,000
Total United States	260,611,000	210,997,000	471,608,000

International	93,119,000	51,988,000	145,107,000
Total	$353,730,000	262,985,000	$616,715,000
Contract type
Firm fixed-price	$349,855,000	178,237,000	$528,092,000
Cost reimbursable	3,875,000	84,748,000	88,623,000
Total	$353,730,000	262,985,000	$616,715,000
Transfer of control
Point in time	$142,448,000	136,518,000	$278,966,000
Over time	211,282,000	126,467,000	337,749,000
Total	$353,730,000	262,985,000	$616,715,000

	Fiscal Year Ended July 31, 2019
	Commercial Solutions	Government Solutions	Total
Geographical region and customer type
U.S. government	$68,534,000	200,708,000	$269,242,000
Domestic	192,516,000	39,432,000	231,948,000
Total United States	261,050,000	240,140,000	501,190,000

International	96,243,000	74,364,000	170,607,000
Total	$357,293,000	314,504,000	$671,797,000
Contract type
Firm fixed-price	$350,850,000	231,400,000	$582,250,000
Cost reimbursable	6,443,000	83,104,000	89,547,000
Total	$357,293,000	314,504,000	$671,797,000
Transfer of control
Point in time	$177,090,000	176,067,000	$353,157,000
Over time	180,203,000	138,437,000	318,640,000
Total	$357,293,000	314,504,000	$671,797,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on our Consolidated Balance Sheet. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. For certain contracts with provisions that are intended to protect customers in the event we do not satisfy our performance obligations, billings occur subsequent to revenue recognition, resulting in unbilled receivables. Under ASC 606, unbilled receivables constitute contract assets. There were no material impairment losses recognized on contract assets during the fiscal years ended July 31, 2021, 2020 and 2019, respectively. On large long-term contracts, and for contracts with international customers that do not do business with us regularly, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to-date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract. Under the typical payment terms for our contracts accounted for at a point in time, costs are accumulated in inventory until the time of billing, which generally coincides with revenue recognition. Of the contract liability balance at July 31, 2020 and July 31, 2019, $34,545,000 and $34,225,000 was recognized as revenue during fiscal years 2021 and 2020, respectively. In fiscal 2021 and 2020, contract liabilities increased $648,000 and $6,890,000, respectively, due to business combinations discussed in Note (2) - "Acquisitions."

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

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under indefinite delivery / indefinite quantity ("IDIQ") contracts. As of July 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $658,896,000 (which represents the amount of our consolidated backlog). We estimate that a substantial portion of our remaining performance obligations at July 31, 2021 will be completed and recognized as revenue during the next twenty-four month period, with the rest thereafter. During fiscal 2021, revenue recognized from performance obligations satisfied, or partially satisfied, in previous periods (for example due to changes in the transaction price) was not material.

(d)Cash and Cash Equivalents

Our cash equivalents are short-term, highly liquid investments that are both readily convertible to known amounts of cash and have insignificant risk of change in value as a result of changes in interest rates. Our cash and cash equivalents, as of July 31, 2021 and 2020, amounted to $30,861,000 and $47,878,000, respectively, and primarily consist of bank deposits and money market deposit accounts insured by the Federal Deposit Insurance Corporation. Cash equivalents are carried at cost, which approximates fair value.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

We performed our annual goodwill impairment assessment for fiscal 2022 on August 1, 2021 (the first day of our fiscal 2022). See Note (13) - "Goodwill" for more information. Unless there are future indicators that the fair value of a reporting unit is more likely than not less than its carrying value, such as a significant adverse change in our future financial performance, our next impairment assessment for goodwill will be performed and completed in the first quarter of fiscal 2023. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

(g)Research and Development Costs

We charge research and development costs to operations as incurred, except in those cases in which such costs are reimbursable under customer funded contracts. In fiscal 2021, 2020 and 2019, we were reimbursed by customers for such activities in the amount of $13,635,000, $11,923,000 and $14,679,000, respectively. These amounts are not reflected in the reported research and development expenses in each of the respective periods but are included in net sales with the related costs included in cost of sales in each of the respective periods.

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

(i)Earnings Per Share

Our basic earnings per share ("EPS") is computed based on the weighted average number of common shares (including vested but unissued stock units, share units, performance shares and restricted stock units ("RSUs")) outstanding during each respective period. Our diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of equity-classified stock-based awards, if dilutive, outstanding during each respective period. Pursuant to FASB ASC 260 "Earnings Per Share," equity-classified stock-based awards that are subject to performance conditions are not considered in our diluted EPS calculations until the respective performance conditions have been satisfied. When calculating our diluted earnings per share, we consider the amount an employee must pay upon assumed exercise of stock-based awards and the amount of stock-based compensation cost attributed to future services and not yet recognized.

There were no repurchases of our common stock during the fiscal years ended July 31, 2021, 2020 and 2019. See Note (15) - "Stockholders’ Equity" for more information.

Weighted average stock options, RSUs and restricted stock outstanding of 1,440,000, 1,348,000 and 1,347,000 shares for fiscal 2021, 2020 and 2019, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 232,000, 201,000 and 243,000 weighted average performance shares outstanding for fiscal 2021, 2020 and 2019, respectively, as the performance conditions have not yet been satisfied. However, net income (loss) (the numerator) for EPS calculations for each respective period, is reduced by the compensation expense related to these awards.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Fiscal Years Ended July 31,
	2021	2020	2019
Numerator:
Net (loss) income for basic calculation	$(73,480,000)	7,020,000	25,041,000
Numerator for diluted calculation	$(73,480,000)	7,020,000	25,041,000

Denominator:
Denominator for basic calculation	25,685,000	24,798,000	24,124,000
Effect of dilutive securities:
Stock-based awards	—	101,000	178,000
Denominator for diluted calculation	25,685,000	24,899,000	24,302,000
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

As of July 31, 2021 and 2020, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

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

(l)Comprehensive Income

In accordance with FASB ASC 220 "Comprehensive Income," we report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income was the same as our net income in fiscal 2021, 2020 and 2019.

(m)Reclassifications

Certain reclassifications have been made to previously reported consolidated financial statements to conform to the fiscal 2021 presentation.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(n) Adoption of Accounting Standards and Updates

We are required to prepare our consolidated financial statements in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") which is the source for all authoritative U.S. generally accepted accounting principles, which are commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs"). During fiscal 2021, we adopted:

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

(2) Acquisitions
UHP Networks Inc.
On March 2, 2021, we completed our acquisition of UHP Networks Inc. ("UHP"), a leading provider of innovative and disruptive satellite ground station technology solutions, pursuant to a stock purchase agreement initially entered into in November 2019 and amended in June 2020 and on March 1, 2021, respectively. With end-markets for high-speed satellite-based networks anticipated to significantly grow, our acquisition allows us to enhance our Commercial Solutions segment's offerings with low cost time division multiple access ("TDMA") satellite modems.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The acquisition has a preliminary purchase price for accounting purposes of $37,470,000. Pursuant to the stock purchase agreement, during fiscal 2021, the initial upfront payment of approximately $23,979,000 was paid mostly in shares of our common stock, with $87,000 paid in cash. In August 2021, $3,991,000 of the $4,991,000 hold back amount previously placed into escrow at closing was paid to the seller in shares of our Common Stock, as the conditions pursuant to the stock purchase agreement were met. The stock purchase agreement also provides for an earn-out payment of up to $9,000,000, also payable at our option in cash and or shares of our common stock, if specified sales milestones are reached during the eighteen-month period ending September 30, 2022. The preliminary estimated fair value of such contingent earn-out consideration at the acquisition date was $8,500,000.

Of the $23,979,000 paid at closing, $4,560,000 was placed into escrow to be released ratably over three years upon settlement of potential indemnification obligations of the seller.

We issued 1,026,567 shares of our common stock at closing, based on a volume weighted average stock price of approximately $28.14 per share, in satisfaction of initial payment and escrow arrangements under the terms of the stock purchase agreement.

We are accounting for the acquisition under the acquisition method of accounting in accordance with FASB ASC 805, "Business Combinations" ("ASC 805"). The purchase price was allocated to the assets acquired and liabilities assumed, based on their preliminary fair value as of March 2, 2021 pursuant to the business combination accounting rules. Acquisition plan expenses were not included as a component of consideration transferred and were expensed in the period incurred. Our consolidated statements of operations for the fiscal year ended July 31, 2021 include a nominal amount of revenue contribution from the acquisition. Pro forma financial information is not disclosed, as the acquisition is not material.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in connection with the acquisition:

	Purchase Price Allocation (1)	Measurement Period Adjustments	Purchase Price Allocation (As adjusted)
Initial upfront payment	$23,902,000	$77,000	$23,979,000
Hold back amount	5,000,000	(9,000)	4,991,000
Contingent earn-out consideration	8,500,000	—	8,500,000
Preliminary purchase price at fair value	$37,402,000	$68,000	$37,470,000
Preliminary allocation of aggregate purchase price:
Cash and cash equivalents	$1,391,000	$—	$1,391,000
Current assets	1,235,000	123,000	1,358,000
Property, plant and equipment	10,000	—	10,000
Deferred tax assets	286,000	27,000	313,000
Contract liabilities	(657,000)	9,000	(648,000)
Accrued warranty obligations	(750,000)	—	(750,000)
Other current liabilities	(1,166,000)	(9,000)	(1,175,000)
Non-current liabilities	(160,000)	—	(160,000)
Net tangible assets at preliminary fair value	$189,000	150,000	$339,000
Identifiable intangibles, deferred taxes and goodwill:				Estimated Useful Lives
Technology	$15,300,000	$—	$15,300,000	15 years
Customer relationships	15,500,000	—	15,500,000	15 years
Trade name	800,000	—	800,000	20 years
Deferred tax liabilities	(8,374,000)	—	(8,374,000)
Goodwill	13,987,000	(82,000)	13,905,000	Indefinite
Preliminary allocation of aggregate purchase price	$37,402,000	$68,000	$37,470,000

(1) As reported in the Company's Quarterly Report on Form 10-Q for the three and nine months ended April 30, 2021.

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

The allocation of the preliminary purchase price shown in the above table was based upon a preliminary valuation and estimates and assumptions that are subject to change within the purchase price allocation period, generally one year from the acquisition date. The primary areas of the purchase price allocation not yet finalized include the purchase price (due to customary adjustments for potential indemnification obligations of the seller under the stock purchase agreement and contingent earn-out consideration), a final assessment of assets acquired and liabilities assumed, accrued warranty obligations, income taxes and residual goodwill.

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

The acquisition had an aggregate purchase price for accounting purposes of $23,650,000, of which $12,075,000 was paid in cash and $11,575,000 was paid by the issuance of 323,504 shares of our common stock at a volume weighted average stock price of $35.78. The fair value of consideration transferred in connection with this acquisition was $23,490,000, which was net of $160,000 of cash acquired. We accounted for the acquisition of CGC under the acquisition method of accounting in accordance with FASB ASC 805. The purchase price was allocated to the assets acquired and liabilities assumed, based on their fair value as of January 27, 2020, pursuant to the business combination accounting rules. Acquisition plan expenses were not included as a component of consideration transferred and were expensed in the period incurred. Pro forma financial information is not disclosed, as the acquisition was not material.

Acquisition Plan Expenses

During fiscal 2021, 2020 and 2019, we incurred acquisition plan expenses of $100,292,000, $20,754,000 and $5,871,000, respectively. Of the amount recorded in fiscal 2021, $88,343,000 related to the previously announced litigation and merger termination with Gilat Satellite Networks, Ltd. ("Gilat"), including $70,000,000 paid in cash to Gilat. The remaining costs primarily related to the April 2021 settlement of litigation associated with the 2019 acquisition of GD NG-911 as well as our acquisition of UHP, which closed in March 2021. Additionally, we recorded $1,178,000 of incremental interest expenses in fiscal 2021 related to a now terminated financing commitment letter.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3) Accounts Receivable

Accounts receivable consist of the following at July 31, 2021 and 2020:

	2021	2020
Receivables from commercial and international customers	$86,890,000	67,109,000
Unbilled receivables from commercial and international customers	36,131,000	21,588,000
Receivables from the U.S. government and its agencies	33,381,000	32,870,000
Unbilled receivables from the U.S. government and its agencies	3,356,000	7,018,000
Total accounts receivable	159,758,000	128,585,000
Less allowance for doubtful accounts	1,648,000	1,769,000
Accounts receivable, net	$158,110,000	126,816,000

Unbilled receivables as of July 31, 2021 relate to contracts-in-progress for which revenue has been recognized, but for which we have not yet earned the right to bill the customer for work performed to-date. Under ASC 606, unbilled receivables constitute contract assets. Management estimates that a substantial portion of the amounts not yet billed at July 31, 2021 will be billed and collected within one year.

As of July 31, 2021, 23.0%, 12.7% and 12.1% of total accounts receivable related to U.S. government and its agencies, AT&T, Inc. and Verizon Communications Inc., respectively. Except for the U.S. government and its agencies, which represented 31.0%, respectively, no other customers accounted for greater than 10.0% of total accounts receivable as of July 31, 2020.

(4) Inventories

Inventories consist of the following at July 31, 2021 and 2020:

	2021	2020
Raw materials and components	$62,249,000	59,175,000
Work-in-process and finished goods	38,338,000	42,203,000
Total inventories	100,587,000	101,378,000
Less reserve for excess and obsolete inventories	20,229,000	19,076,000
Inventories, net	$80,358,000	82,302,000

As of July 31, 2021 and 2020, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $7,028,000 and $7,215,000, respectively, and the amount of inventory related to contracts from third-party commercial customers who outsource their manufacturing to us was $1,509,000 and $1,387,000, respectively.

(5) Property, Plant and Equipment

Property, plant and equipment consist of the following at July 31, 2021 and 2020:

	2021	2020
Machinery and equipment	$170,600,000	156,314,000
Leasehold improvements	15,726,000	15,596,000
	186,326,000	171,910,000
Less accumulated depreciation and amortization	151,040,000	144,873,000
Property, plant and equipment, net	$35,286,000	27,037,000

Depreciation and amortization expense on property, plant and equipment amounted to $9,343,000, $10,386,000 and $11,927,000 for the fiscal years ended July 31, 2021, 2020 and 2019, respectively.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at July 31, 2021 and 2020:

	2021	2020
Accrued wages and benefits	$26,367,000	20,857,000
Accrued warranty obligations	17,600,000	15,200,000
Accrued contract costs	12,750,000	15,306,000
Accrued acquisition-related costs	9,222,000	7,014,000
Accrued commissions and royalties	5,342,000	4,621,000
Accrued legal costs	2,854,000	2,539,000
Other	15,466,000	19,624,000
Accrued expenses and other current liabilities	$89,601,000	85,161,000

Accrued contract costs represent direct and indirect costs on contracts as well as estimates of amounts owed for invoices not yet received from vendors or reflected in accounts payable.

Accrued acquisition-related costs as of July 31, 2021 include $8,705,000 of contingent earn-out consideration related to our acquisition of UHP. See Note (2) - “Acquisitions - UHP Networks Inc.” for further discussion.

Accrued warranty obligations as of July 31, 2021 relate to estimated liabilities for assurance type warranty coverage that we provide to our customers. We generally provide warranty coverage for some of our products for a period of at least one year from the date of delivery. We record a liability for estimated warranty expense based on historical claims, product failure rates, consideration of contractual obligations, future costs to resolve software issues and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Changes in our accrued warranty obligations during the fiscal years ended July 31, 2021 and 2020 were as follows:

	2021	2020
Balance at beginning of year	$15,200,000	15,968,000
Provision for warranty obligations	4,360,000	2,277,000
Additions (in connection with acquisitions)	750,000	1,000,000
Charges incurred	(2,710,000)	(4,347,000)
Reclassification of non-current liabilities	—	302,000
Balance at end of year	$17,600,000	15,200,000

(7) Credit Facility

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

As of July 31, 2021, the amount outstanding under our Credit Facility was $201,000,000 which is reflected in the non-current portion of long-term debt on our Consolidated Balance Sheet. At July 31, 2021, we had $1,503,000 of standby letters of credit outstanding under our Credit Facility related to guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During the fiscal year ended July 31, 2021, we had outstanding balances under the Credit Facility ranging from $125,000,000 to $219,000,000.

As of July 31, 2021, total net deferred financing costs related to the Credit Facility were $1,824,000 and are being amortized over the term of our Credit Facility through October 31, 2023. In fiscal 2019, we wrote off $3,217,000 of deferred financing costs primarily related to the Term Loan Facility of our Prior Credit Facility.

Interest expense related to our Credit Facility, including amortization of deferred financing costs, recorded during the fiscal years ended July 31, 2021, 2020 and 2019 was $5,628,000, $5,905,000 and $8,859,000, respectively. The amount for the fiscal year ended July 31, 2019 relates to both our Prior Credit Facility and our existing Credit Facility. Our blended interest rate approximated 2.84%, 3.87% and 5.25%, respectively, for fiscal 2021, 2020 and 2019.

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

As of July 31, 2021, our Secured Leverage Ratio was 2.53x TTM Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of July 31, 2021 was 13.05x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA. Given our expected future business performance, we anticipate maintaining compliance with the terms and financial covenants in our Credit Facility for the foreseeable future.

The obligations under the Credit Facility are guaranteed by certain of our domestic and foreign subsidiaries (the "Guarantors"). As collateral security under the Credit Facility and the guarantees thereof, we and the Guarantors have granted to the administrative agent, for the benefit of the lenders, a lien on, and first priority security interest in, substantially all of our tangible and intangible assets.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

On December 6, 2018, we entered into an amendment to the Credit Facility to provide for a mechanism to replace the LIBO Rate for Eurodollar borrowings with an alternative benchmark interest rate, should the LIBO Rate generally become unavailable in the future on an other-than-temporary basis. On January 14, 2021, we entered into a further amendment of the Credit Facility to update the LIBO Rate replacement mechanism language and other definitional items. On July 30, 2021, we entered into an amendment to incorporate certain foreign subsidiaries as loan parties and Guarantors into the Credit Facility and added certain definitional items.

Capitalized terms used but not defined herein have the meanings set forth for such terms in the Credit Facility and the Prior Credit Facility, which have been documented and filed with the SEC.

(8) Leases
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

Certain of our facility lease agreements (which are classified as operating leases) contain rent holidays or rent escalation clauses. For rent holidays and rent escalation clauses during the lease term, we record rental expense on a straight-line basis over the term of the lease. As of July 31, 2021, none of our leases contained a residual value guarantee and covenants included in our lease agreements are customary for the types of facilities and equipment being leased.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The components of lease expense are as follows:

	Fiscal years ended July 31,
	2021	2020
Finance lease expense:
Amortization of ROU assets	$36,000	$175,000
Interest on lease liabilities	3,000	4,000
Operating lease expense	12,152,000	10,728,000
Short-term lease expense	819,000	3,045,000
Variable lease expense	4,523,000	4,033,000
Sublease income	(67,000)	(22,000)
Total lease expense	$17,466,000	$17,963,000

Additional information related to leases is as follows:

	Fiscal years ended July 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases - Operating cash outflows	$10,868,000	$11,437,000
Finance leases - Operating cash outflows	3,000	4,000
Finance leases - Financing cash outflows	38,000	322,000
ROU assets obtained in the exchange for lease liabilities (non-cash):
Operating leases	$24,987,000	$3,561,000

The following table is a reconciliation of future cash flows relating to operating and financing lease liabilities presented on our Consolidated Balance Sheet as of July 31, 2021:

	Operating	Finance	Total
Fiscal 2022	$10,376,000	$32,000	$10,408,000
Fiscal 2023	8,029,000	3,000	8,032,000
Fiscal 2024	6,657,000	—	6,657,000
Fiscal 2025	6,123,000	—	6,123,000
Fiscal 2026	4,675,000	—	4,675,000
Thereafter	20,810,000	—	20,810,000
Total future undiscounted cash flows	56,670,000	35,000	56,705,000
Less: Present value discount	8,260,000	1,000	8,261,000
Lease liabilities	$48,410,000	$34,000	$48,444,000

Weighted-average remaining lease terms (in years)	8.89	1.49
Weighted-average discount rate	3.52%	7.37%

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

In fiscal 2021, we commenced a 15-year operating lease for a facility in Chandler, Arizona and a 10-year operating lease for a facility in the United Kingdom. Accordingly, amounts related to both leases are reflected as an operating lease right-of-use asset or related operating lease liability in our Consolidated Balance Sheet as of July 31, 2021.

We lease our Melville, New York production facility from a partnership controlled by our CEO and Chairman. Lease payments made during the fiscal year ended July 31, 2021 and 2020 were $660,000 and $649,000, respectively. The current lease provides for our use of the premises as they exist through December 2031. The annual rent of the facility for calendar year 2022 is $665,000 and is subject to customary adjustments. We have a right of first refusal in the event of a sale of the facility.

As of July 31, 2021, we do not have any rental commitments that have not commenced.

(9) Income Taxes

(Loss) income before (benefit from) provision for income taxes consists of the following:

	Fiscal Years Ended July 31,
	2021	2020	2019
U.S.	$(73,153,000)	7,226,000	28,813,000
Foreign	(1,827,000)	2,084,000	97,000
	$(74,980,000)	9,310,000	28,910,000

The (benefit from) provision for income taxes included in the accompanying Consolidated Statements of Operations consists of the following:

	Fiscal Years Ended July 31,
	2021	2020	2019
Federal – current	$608,000	1,053,000	(2,190,000)
Federal – deferred	(877,000)	721,000	4,782,000

State and local – current	466,000	1,137,000	1,715,000
State and local – deferred	(598,000)	(1,312,000)	(321,000)

Foreign – current	688,000	298,000	62,000
Foreign – deferred	(1,787,000)	393,000	(179,000)
(Benefit from) provision for income taxes	$(1,500,000)	2,290,000	3,869,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The (benefit from) provision for income taxes differed from the amounts computed by applying the U.S. Federal income tax rate as a result of the following:

	Fiscal Years Ended July 31,
	2021		2020		2019
	Amount	Rate	Amount	Rate	Amount	Rate
Computed "expected" tax expense (benefit)	$(15,746,000)	21.0%	1,955,000	21.0%	6,071,000	21.0%
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal benefit	(1,371,000)	1.8	(278,000)	(3.0)	967,000	3.3
Stock-based compensation	(20,000)	—	308,000	3.3	(44,000)	(0.1)
Research and experimentation credits	(1,018,000)	1.4	(1,210,000)	(13.0)	(1,129,000)	(3.9)
Foreign-derived intangible income deduction	164,000	(0.2)	(162,000)	(1.7)	(632,000)	(2.2)
Nondeductible transaction costs	402,000	(0.5)	301,000	3.2	394,000	1.4
Nondeductible executive compensation	628,000	(0.8)	595,000	6.4	330,000	1.1
Fines and penalties	—	—	189,000	2.0	2,000	—
Audit settlements	6,000	—	1,000	—	(2,081,000)	(7.2)
Change in the beginning of the year valuation allowance for deferred tax assets	(805,000)	1.1	—	—	—	—
Change in valuation allowance	15,582,000	(20.8)	—	—	—	—
Remeasurement of deferred taxes	(224,000)	0.3	(135,000)	(1.5)	—	—
Foreign income taxes	676,000	(0.9)	453,000	4.9	5,000	—
Other, net	226,000	(0.4)	273,000	3.0	(14,000)	—
(Benefit from) provision for income taxes	$(1,500,000)	2.0%	2,290,000	24.6%	3,869,000	13.4%

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at July 31, 2021 and 2020 are presented below:

	2021	2020
Deferred tax assets:
Inventory and warranty reserves	$6,774,000	5,786,000
Compensation and commissions	4,338,000	3,210,000
Federal, state and foreign research and experimentation credits	19,324,000	19,656,000
Stock-based compensation	4,979,000	4,955,000
Foreign scientific research and experimental development expenditures	1,496,000	1,765,000
Federal, state and foreign net operating losses	5,413,000	3,942,000
Federal and state capital losses	15,582,000	28,000
Lease liabilities	10,980,000	7,335,000
Other	4,550,000	6,572,000
Less: valuation allowance	(28,384,000)	(11,471,000)
Total deferred tax assets	45,052,000	41,778,000
Deferred tax liabilities:
Plant and equipment	(1,146,000)	(801,000)
Lease right-of-use assets	(10,085,000)	(7,080,000)
Intangibles	(54,635,000)	(50,368,000)
Total deferred tax liabilities	(65,866,000)	(58,249,000)
Net deferred tax liabilities	$(20,814,000)	(16,471,000)

At July 31, 2021, our net deferred tax liability of $20,814,000 includes $416,000 of foreign net deferred tax assets that were recorded as other assets, net in our Consolidated Balance Sheets. At July 31, 2020, our net deferred tax liability of $16,471,000 includes $1,166,000 of foreign net deferred tax assets that were recorded as other assets, net in our Consolidated Balance Sheets.

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

At July 31, 2021, we have federal research and experimentation credits of $9,471,000 that will begin to expire in 2028. The timing and manner in which we may utilize tax credits in future tax years will be limited by the amounts and timing of future taxable income and by the application of the ownership change rules under Section 383 of the Internal Revenue Code.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

We have state net operating loss carryforwards available of $3,267,000, which expire through 2040, utilization of which will be limited by the amounts and timing of future taxable income and by the application of the ownership change rules under Section 382 of the Internal Revenue Code. We believe that it is more likely than not that the benefit from certain state net operating loss carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $3,178,000 on the deferred tax assets relating to these state net operating loss carryforwards. We have state research and experimentation credit carryforwards of $8,038,000, which expire through 2040. We believe that it is more likely than not that the benefit from certain state research and experimentation credits will not be realized. In recognition of this risk, we have provided a valuation allowance of $7,451,000 on the deferred tax assets relating to these state credits. We have federal and state capital loss carryforwards of $15,582,000, which begin to expire in 2026. We believe that it is more likely than not that the benefit from these capital losses will not be realized. In recognition of this risk, we have provided a valuation allowance of $15,582,000 on the deferred tax assets relating to these capital losses.

At July 31, 2021, we had foreign deferred tax assets relating to net operating loss carryforwards of $2,116,000, which will begin to expire in 2032. We believe that it is more likely than not that certain net operating loss carryforwards may not be realized. In recognition of this risk, we have provided a valuation allowance of $656,000 on the deferred tax assets relating to these net operating loss carryforwards. We have foreign deferred tax assets relating to research and experimentation credits of $1,814,000, which will begin to expire in 2024. Our foreign earnings and profits are insignificant and, as such, we have not recorded any deferred tax liability on unremitted foreign earnings.

We must generate $193,800,000 of taxable income in the future to fully utilize our net deferred tax assets as of July 31, 2021. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

At July 31, 2021 and 2020, total unrecognized tax benefits were $9,172,000 and $8,345,000, respectively, including interest of $163,000 and $75,000, respectively. At July 31, 2021 and 2020, $2,717,000 and 1,963,000, respectively, of our unrecognized tax benefits were recorded as non-current income taxes payable on our Consolidated Balance Sheets. The remaining unrecognized tax benefits of $6,455,000 and $6,382,000 at July 31, 2021 and 2020, respectively, were presented as an offset to the associated non-current deferred tax assets on our Consolidated Balance Sheets. Of the total unrecognized tax benefits, $8,408,000 and $7,700,000 at July 31, 2021 and 2020, respectively, net of the reversal of the federal benefit recognized as a deferred tax asset relating to state reserves, would favorably impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our consolidated financial statements. We do not expect that there will be any significant changes to our total unrecognized tax benefits within the next twelve months.

Our policy is to recognize potential interest and penalties relating to uncertain tax positions in income tax expense. The following table summarizes the activity related to our unrecognized tax benefits for fiscal years 2021, 2020 and 2019 (excluding interest):

	2021	2020	2019
Balance at beginning of period	$8,270,000	7,203,000	9,137,000
Increase related to current period	528,000	684,000	893,000
Increase related to prior periods	338,000	464,000	17,000
Expiration of statute of limitations	(48,000)	(73,000)	(394,000)
Decrease related to prior periods	(79,000)	(8,000)	(2,450,000)
Balance at end of period	$9,009,000	8,270,000	7,203,000

Our U.S. federal income tax returns for fiscal 2018 through 2020 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2017 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10) Stock-Based Compensation

Overview

We issue stock-based awards to certain of our employees and our Board of Directors pursuant to our 2000 Stock Incentive Plan, as amended and/or restated from time to time (the "Plan") and our 2001 Employee Stock Purchase Plan, as amended and/or restated from time to time (the "ESPP"), and recognize related stock-based compensation in our consolidated financial statements. The Plan provides for the granting to employees and consultants of Comtech (including prospective employees and consultants): (i) incentive and non-qualified stock options, (ii) restricted stock units ("RSUs"), (iii) RSUs with performance measures (which we refer to as "performance shares"), (iv) restricted stock, (v) stock units (reserved for issuance to non-employee directors) and share units (reserved for issuance to employees) (collectively, "share units") and (vi) stock appreciation rights ("SARs"), among other types of awards. Our non-employee directors are eligible to receive non-discretionary grants of stock-based awards, subject to certain limitations.

As of July 31, 2021, the aggregate number of shares of common stock which may be issued, pursuant to the Plan, may not exceed 10,962,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and employee purchases under the ESPP with the issuance of new shares of our common stock.

As of July 31, 2021, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 9,350,696 shares (net of 4,716,649 expired and canceled awards), of which an aggregate of 7,208,891 have been exercised or settled.

As of July 31, 2021, the following stock-based awards, by award type, were outstanding:

July 31, 2021
Stock options	1,073,435
Performance shares	236,464
RSUs and restricted stock	568,399
Share units	263,507
Total	2,141,805

Our ESPP provides for the issuance of up to 1,050,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value at the date of issuance. Through July 31, 2021, we have cumulatively issued 894,771 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Consolidated Statements of Operations:

	Fiscal Years Ended July 31,
	2021	2020	2019
Cost of sales	$929,000	823,000	1,047,000
Selling, general and administrative expenses	8,091,000	7,527,000	9,336,000
Research and development expenses	963,000	925,000	1,044,000
Stock-based compensation expense before income tax benefit	9,983,000	9,275,000	11,427,000
Estimated income tax benefit	(2,164,000)	(2,042,000)	(2,553,000)
Net stock-based compensation expense	$7,819,000	7,233,000	8,874,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At July 31, 2021, unrecognized stock-based compensation of $9,625,000, net of estimated forfeitures of $1,040,000, is expected to be recognized over a weighted average period of 3.0 years. Total stock-based compensation capitalized and included in ending inventory at both July 31, 2021 and 2020 was $48,000. There are no liability-classified stock-based awards outstanding as of July 31, 2021 or 2020.

    Stock-based compensation expense (benefit), by award type, is summarized as follows:

	Fiscal Years Ended July 31,
	2021	2020	2019
Stock options	$370,000	442,000	739,000
Performance shares	1,345,000	1,491,000	1,554,000
RSUs and restricted stock	2,985,000	2,543,000	2,149,000
ESPP	208,000	222,000	215,000
Share units	5,075,000	4,577,000	6,770,000
Stock-based compensation expense before income tax benefit	9,983,000	9,275,000	11,427,000
Estimated income tax benefit	(2,164,000)	(2,042,000)	(2,553,000)
Net stock-based compensation expense	$7,819,000	7,233,000	8,874,000

ESPP stock-based compensation expense primarily relates to the 15% discount offered to participants in the ESPP.

During the fiscal years ended July 31, 2021, 2020 and 2019 we recorded benefits of $616,000, $310,000 and $130,000 respectively, which primarily represents the recoupment of certain share units.

The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability on our Consolidated Balance Sheet as of July 31, 2021 and 2020. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Stock Options

The following table summarizes the Plan's activity:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2018	1,668,975	$28.72
Expired/canceled	(32,490)	30.11
Exercised	(80,930)	28.18
Outstanding at July 31, 2019	1,555,555	28.72
Granted	327,100	17.88
Expired/canceled	(174,840)	29.06
Exercised	(285,790)	28.82
Outstanding at July 31, 2020	1,422,025	26.17
Expired/canceled	(348,590)	27.44
Outstanding at July 31, 2021	1,073,435	$25.76	4.31	$2,178,000

Exercisable at July 31, 2021	835,755	$28.00	3.03	$492,000

Vested and expected to vest at July 31, 2021	1,060,830	$25.85	4.26	$2,088,000

Stock options outstanding as of July 31, 2021 have exercise prices ranging from $17.88 - $33.94, representing the fair market value of our common stock on the date of grant, a contractual term of ten years and a vesting period of five years. The total intrinsic value relating to stock options exercised during the fiscal years ended July 31 2020 and 2019 was $1,869,000 and $576,000, respectively. There were no stock options exercised during the fiscal year ended July 31, 2021.

During fiscal 2020 and 2019, at the election of certain holders of vested stock options, 269,090 and 72,830, respectively, of stock options were net settled upon exercise. As a result, 27,994 and 9,345 shares of our common stock were issued during the fiscal years ended July 31, 2020 and 2019, respectively, net of shares retained to satisfy the exercise price and minimum statutory tax withholding requirements.

There were no stock options granted during fiscal years ended July 31, 2021 or 2019. The estimated per-share weighted average grant-date fair value of stock options granted during fiscal 2020 was $5.52, which was determined using the Black-Scholes option pricing model, and included weighted average assumptions as follows: (i) expected dividend yield of 2.24%, (ii) expected volatility of 40.03%, (iii) risk-free interest rate of 0.54%, and (iv) expected life of 6.5 years.

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Performance Shares, RSUs, Restricted Stock and Share Unit Awards

The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2018	818,438	$19.78
Granted	442,363	29.76
Settled	(275,619)	26.05
Canceled/Forfeited	(30,506)	25.52
Outstanding at July 31, 2019	954,676	22.40
Granted	560,361	19.93
Settled	(431,581)	22.02
Canceled/Forfeited	(83,882)	22.84
Outstanding at July 31, 2020	999,574	21.15
Granted	644,272	19.06
Settled	(455,564)	17.09
Canceled/Forfeited	(119,912)	18.42
Outstanding at July 31, 2021	1,068,370	$21.93	$26,677,000

Vested at July 31, 2021	373,522	$21.84	$9,327,000

Vested and expected to vest at July 31, 2021	1,023,923	$21.93	$25,567,000

The total intrinsic value relating to fully-vested awards settled during the fiscal years ended July 31, 2021, 2020 and 2019 was $9,878,000, $9,635,000 and $8,772,000 respectively.

The performance shares granted to employees principally vest over a three-year performance period, if pre-established performance goals are attained, or as specified pursuant to the Plan and related agreements. As of July 31, 2021, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level.

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

On July 31, 2021, 253,257 fully vested share units were granted to certain employees in lieu of fiscal 2021 non-equity incentive compensation. Also, on July 31, 2021, 266,354 fully vested share units (previously granted in lieu of fiscal 2020 non-equity incentive compensation) were settled by delivery of 98,502 shares of our common stock after reduction of share units retained to satisfy employees’ statutory tax withholding requirements. Cumulatively, through July 31, 2021, 949,357 share units granted have been settled.

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

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of settlement of the underlying award. During fiscal 2021, 2020 and 2019, we accrued $380,000, $294,000 and $327,000, respectively, of dividend equivalents (net of forfeitures) and paid out $279,000, $288,000 and $263,000, respectively. Accrued dividend equivalents were recorded as a reduction to retained earnings. As of July 31, 2021 and 2020, accrued dividend equivalents were $884,000 and $783,000, respectively.
With respect to the actual settlement of stock-based awards for income tax reporting, during the fiscal year ended July 31, 2021, we recorded an income tax benefit of $142,000, and during the fiscal years ended July 31, 2020 and 2019 we recorded an income tax expense of $224,000 and an income tax benefit of $479,000, respectively.

Subsequent Events

In the first quarter of fiscal 2022, our Board of Directors authorized the issuance of stock-based awards with a total unrecognized compensation expense, net of estimated forfeitures, of approximately $6,185,000.

(11) Segment Information

Reportable operating segments are determined based on Comtech’s management approach. The management approach, as defined by FASB ASC 280 "Segment Reporting" is based on the way that the CODM organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. Our CODM, for purposes of FASB ASC 280, is our Chief Executive Officer. We manage our business through the following reportable operating segments:

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

Our Government Solutions segment provides tactical satellite-based networks and ongoing support for complicated communications networks, troposcatter systems and solid-state, high-power amplifiers to large government end-users (including those of foreign countries), large international customers and domestic prime contractors.

Our CODM primarily uses a metric that we refer to as Adjusted EBITDA to measure an operating segment’s performance and to make decisions about resources to be allocated. Our Adjusted EBITDA metric for the Commercial Solutions and Government Solutions segments do not consider any allocation of indirect expense, or any of the following: income taxes, interest (income) and other, write-off of deferred financing costs, interest expense, amortization of stock-based compensation, amortization of intangible assets, depreciation expense, estimated contract settlement costs, settlement of intellectual property litigation, acquisition plan expenses, restructuring costs, COVID-19 related costs, strategic emerging technology costs (for next-generation satellite technology), facility exit costs, strategic alternatives expenses, proxy solicitation related costs and other. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Any amounts shown in the Adjusted EBITDA calculation for our Commercial Solutions and Government Solutions segments are directly attributable to those segments. Our Adjusted EBITDA is also used by our management in assessing the Company's operating results. Although closely aligned, the Company's definition of Adjusted EBITDA is different than the Consolidated EBITDA (as such term is defined in our Credit Facility) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and, therefore, may not be comparable to similarly titled measures used by other companies.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Operating segment information, along with a reconciliation of segment net income (loss) and consolidated net income to Adjusted EBITDA is presented in the tables below:

	Fiscal Year Ended July 31, 2021
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$360,146,000	221,549,000	—	$581,695,000
Operating income (loss)	$41,064,000	8,402,000	(117,764,000)	$(68,298,000)

Net income (loss)	$39,200,000	9,553,000	(122,233,000)	$(73,480,000)
Provision for (benefit from) income taxes	1,794,000	(1,376,000)	(1,918,000)	(1,500,000)
Interest (income) and other	68,000	161,000	(368,000)	(139,000)
Interest expense	2,000	64,000	6,755,000	6,821,000
Amortization of stock-based compensation	—	—	9,983,000	9,983,000
Amortization of intangibles	17,054,000	3,966,000	—	21,020,000
Depreciation	7,451,000	1,586,000	342,000	9,379,000
Acquisition plan expenses	(1,052,000)	—	101,344,000	100,292,000
Restructuring costs	1,804,000	978,000	—	2,782,000
COVID-19 related costs	—	1,046,000	—	1,046,000
Strategic emerging technology costs	—	315,000	—	315,000
Adjusted EBITDA	$66,321,000	16,293,000	(6,095,000)	$76,519,000

Purchases of property, plant and equipment	$10,899,000	5,055,000	83,000	$16,037,000
Long-lived assets acquired in connection with acquisitions	$45,515,000	2,443,000	—	$47,958,000
Total assets at July 31, 2021	$738,095,000	232,763,000	22,253,000	$993,111,000

	Fiscal Year Ended July 31, 2020
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$353,730,000	262,985,000	—	$616,715,000
Operating income (loss)	$34,820,000	19,988,000	(39,634,000)	$15,174,000

Net income (loss)	$34,414,000	20,232,000	(47,626,000)	$7,020,000
Provision for (benefit from) income taxes	410,000	(100,000)	1,980,000	2,290,000
Interest (income) and other	(31,000)	(169,000)	10,000	(190,000)
Interest expense	27,000	25,000	6,002,000	6,054,000
Amortization of stock-based compensation	—	—	9,275,000	9,275,000
Amortization of intangibles	17,325,000	4,270,000	—	21,595,000
Depreciation	8,347,000	1,446,000	768,000	10,561,000
Estimated contract settlement costs	444,000	—	—	444,000
Acquisition plan expenses	751,000	—	20,003,000	20,754,000
Adjusted EBITDA	$61,687,000	$25,704,000	$(9,588,000)	$77,803,000

Purchases of property, plant and equipment	$5,281,000	1,617,000	327,000	$7,225,000
Long-lived assets acquired in connection with acquisitions	$6,060,000	32,391,000	—	$38,451,000
Total assets at July 31, 2020	$647,964,000	232,052,000	49,631,000	$929,647,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

	Fiscal Year Ended July 31, 2019
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$357,293,000	314,504,000	—	$671,797,000
Operating income (loss)	$36,053,000	28,997,000	(23,643,000)	$41,407,000

Net income (loss)	$35,888,000	29,029,000	(39,876,000)	$25,041,000
Provision for income taxes	19,000	—	3,850,000	3,869,000
Interest (income) and other	75,000	(41,000)	1,000	35,000
Write-off of deferred financing costs	—	—	3,217,000	3,217,000
Interest expense	71,000	9,000	9,165,000	9,245,000
Amortization of stock-based compensation	—	—	11,427,000	11,427,000
Amortization of intangibles	14,944,000	3,376,000	—	18,320,000
Depreciation	9,265,000	1,891,000	771,000	11,927,000
Estimated contract settlement costs	6,351,000	—	—	6,351,000
Settlement of intellectual property litigation	—	—	(3,204,000)	(3,204,000)
Acquisition plan expenses	—	—	5,871,000	5,871,000
Facility exit costs	—	1,373,000	—	1,373,000
Adjusted EBITDA	$66,613,000	35,637,000	(8,778,000)	$93,472,000

Purchases of property, plant and equipment	$6,293,000	1,902,000	590,000	$8,785,000
Long-lived assets acquired in connection with acquisitions	$60,693,000	—	—	$60,693,000
Total assets at July 31, 2019	$662,580,000	186,438,000	38,693,000	$887,711,000

Unallocated expenses result from corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs and also includes all of our amortization of stock-based compensation. During fiscal 2021, 2020 and 2019, we recorded $100,292,000, $20,754,000 and $5,871,000 of acquisition plan expenses, respectively, most of which were recorded primarily in our unallocated expenses. See Note (2) -"Acquisitions" for further information. In addition, offsetting unallocated expenses in fiscal 2019 is a $3,204,000 benefit as a result of a favorable ruling issued by the U.S. Court of Appeals for the Federal Circuit related to a legacy TCS intellectual property matter.

During fiscal 2021, our Commercial Solutions segment recorded $1,804,000 of restructuring costs incurred to shift production of our key satellite earth station products to a new 146,000 square foot facility in Chandler, Arizona. There were no such charges recorded in fiscal 2020 or 2019.

During fiscal 2021, our Government Solutions segment recorded $978,000 of restructuring costs incurred to consolidate certain administrative and operating functions in our tactical communications technologies product line. In addition, during fiscal 2021, this segment also recorded $1,046,000 of incremental operating costs related to our antenna facility located in the United Kingdom due to the impact of the COVID-19 pandemic, which resulted in a temporary but complete shut-down of this facility. There were no such charges recorded in fiscal 2020 or 2019.

Interest expense in the tables above primarily relates to our Credit Facility, and includes the amortization of deferred financing costs. See Note (7) - "Credit Facility" for further discussion. In addition, interest expense for fiscal 2021 includes $1,178,000 of incremental interest expense related to a now terminated financing commitment letter, as discussed in more detail in Note (2) - "Acquisitions." During fiscal 2019, we recorded a $3,217,000 loss from the write-off of deferred financing costs primarily related to the Term Loan Facility portion of our Prior Credit Facility. See Note (7) - "Credit Facility" for further discussion.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Intersegment sales in fiscal 2021, 2020 and 2019 by the Commercial Solutions segment to the Government Solutions segment were $3,481,000, $9,837,000 and $17,371,000, respectively. There were nominal sales by the Government Solutions segment to the Commercial Solutions segment for these fiscal periods. All intersegment sales are eliminated in consolidation and are excluded from the tables above.

Unallocated assets at July 31, 2021 consist principally of cash and cash equivalents, income taxes receivable, corporate property, plant and equipment and deferred financing costs. The large majority of our long-lived assets are located in the U.S.

(12) Commitments and Contingencies

(a) Legal Proceedings and Other Matters

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13) Goodwill

The following table represents goodwill by reportable operating segment, including the changes in the net carrying value of goodwill as of July 31, 2021:

	Commercial Solutions	Government Solutions	Total
Balance as of July 31, 2020	$255,432,000	75,087,000	$330,519,000
Changes related to CGC acquisition	—	2,222,000	2,222,000
Changes related to Solacom Technologies Inc. ("Solacom")	1,052,000	—	1,052,000
UHP acquisition	13,905,000	—	13,905,000
Balance as of July 31, 2021	$270,389,000	77,309,000	$347,698,000

During fiscal 2021, we recorded an adjustment to Solacom's goodwill to correct an immaterial item.

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

On August 1, 2021 (the first day of our fiscal 2022), we performed our annual quantitative assessment using market participant assumptions to determine if the fair value of each of our reporting units with goodwill exceeded its carrying value. In making this assessment, we considered, among other things, expectations of projected net sales and cash flows, assumptions impacting the weighted average cost of capital, trends in trading multiples of comparable companies, changes in our stock price and changes in the carrying values of our reporting units with goodwill. We also considered overall business conditions.

In performing the quantitative assessment, we estimated the fair value of each of our reporting units using a combination of the income and market approaches. The income approach, also known as the discounted cash flow ("DCF") method, utilizes the present value of cash flows to estimate fair value. The future cash flows for our reporting units were projected based on our estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). For purposes of conducting our impairment analysis, we assumed revenue growth rates and cash flow projections that are below our actual long-term expectations. The discount rates used in our DCF method were based on a weighted-average cost of capital ("WACC") determined from relevant market comparisons, adjusted upward for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). A terminal value growth rate was applied to the final year of the projected period, which reflects our estimate of stable, perpetual growth. We then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach. Under the market approach, we estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization and factored in a control premium. Finally, we compared our estimates of fair values to our August 1, 2021 total public market capitalization and assessed implied control premiums based on our common stock price of $24.97 as of August 1, 2021.

Based on our quantitative evaluation, we determined that our Commercial Solutions and Government Solutions reporting units had estimated fair values in excess of their carrying values of at least 22.7% and 94.1%, respectively, and concluded that our goodwill was not impaired and that neither of our two reporting units was at risk of failing the quantitative assessment.

It is possible that, during fiscal 2022 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, or our common stock price could fluctuate. Such fluctuation could be caused by uncertainty about the severity and length of the COVID-19 pandemic, and its impact on global activity.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

A significant decline in our customers' spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a quantitative assessment during fiscal 2022 or beyond. If assumed net sales and cash flow projections are not achieved in future periods or our common stock price significantly declines from current levels, our Commercial Solutions and Government Solutions reporting units could be at risk of failing the quantitative assessment and goodwill assigned to the respective reporting units could be impaired.

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2022 (the start of our fiscal 2023). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

(14) Intangible Assets

Intangible assets with finite lives as of July 31, 2021 and 2020 are as follows:

	July 31, 2021
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$302,058,000	93,215,000	$208,843,000
Technologies	14.8	114,949,000	70,924,000	44,025,000
Trademarks and other	16.7	32,926,000	17,095,000	15,831,000
Total		$449,933,000	181,234,000	$268,699,000

	July 31, 2020
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.4	$286,058,000	79,534,000	$206,524,000
Technologies	14.0	99,349,000	65,398,000	33,951,000
Trademarks and other	16.6	32,826,000	15,282,000	17,544,000
Total		$418,233,000	160,214,000	$258,019,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the fiscal years ended July 31, 2021, 2020 and 2019 was $21,020,000, $21,595,000 and $18,320,000, respectively.

The estimated amortization expense consists of the following for the fiscal years ending July 31:

2022	$21,781,000
2023	21,781,000
2024	21,154,000
2025	21,041,000
2026	19,888,000

We review net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. Based on our last assessment, we believe that the carrying values of our net intangible assets were recoverable as of July 31, 2021. However, if business conditions deteriorate, we may be required to record impairment losses, and or increase the amortization of intangibles in the future. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15) Stockholders’ Equity

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

Stock Repurchase Program
On September 29, 2020, our Board of Directors authorized a new $100,000,000 stock repurchase program, which replaced our prior program. The new $100,000,000 stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases made during the fiscal years ended July 31, 2021 or 2020.

Dividends
Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount that was established by our Board of Directors. On September 29, 2020, December 9, 2020, March 11, 2021 and June 8, 2021, our Board of Directors declared a dividend of $0.10 per common share, which were paid on October 27, 2020, February 19, 2021, May 21, 2021 and August 20, 2021, respectively.

On October 4, 2021, our Board of Directors declared a dividend of $0.10 per common share, payable on November 12, 2021 to stockholders of record at the close of business on October 13, 2021. Future Common Stock dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16) Unaudited Quarterly Financial Data

The following is a summary of unaudited quarterly operating results:

Fiscal 2021	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$135,218,000	161,292,000	139,376,000	145,809,000	$581,695,000
Gross profit	50,208,000	55,680,000	53,016,000	55,054,000	213,958,000
Net (loss) income	(85,840,000)	4,205,000	792,000	7,363,000	(73,480,000)
Diluted (loss) income per share	(3.39)	0.17	0.03	0.28	(2.86)	*

Fiscal 2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$170,267,000	161,654,000	135,121,000	149,673,000	$616,715,000
Gross profit	63,567,000	60,602,000	53,001,000	49,663,000	226,833,000
Net income (loss)	6,388,000	3,495,000	(3,989,000)	1,126,000	7,020,000
Diluted income (loss) per share	0.26	0.14	(0.16)	0.04	0.28	*

Fiscal 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$160,844,000	164,133,000	170,448,000	176,372,000	$671,797,000
Gross profit	57,769,000	61,245,000	64,416,000	64,010,000	247,440,000
Net income	3,468,000	7,826,000	7,612,000	6,135,000	25,041,000
Diluted income per share	0.14	0.32	0.31	0.25	1.03	*

* The per share information is computed independently for each quarter and the full year based on the respective weighted average number of common shares outstanding. Therefore, income per share information for the full fiscal year may not equal the total of the quarters within the year.

Schedule II
COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Fiscal Years Ended July 31, 2021, 2020 and 2019

Column A	Column B	Column C Additions				Column D		Column E
Description	Balance at beginning of period	Charged to cost and expenses		Charged to other accounts - describe		Transfers (deductions) - describe		Balance at end of period
Allowance for doubtful accounts receivable:
Year ended July 31,
2021	$1,769,000	(18,000)	(A)	215,000	(B)	(318,000)	(C)	$1,648,000
2020	1,867,000	45,000	(A)	—		(143,000)	(C)	1,769,000
2019	1,761,000	1,136,000	(A)	—		(1,030,000)	(C)	1,867,000

Inventory reserves:
Year ended July 31,
2021	$19,076,000	4,364,000	(D)	—		(3,211,000)	(E)	$20,229,000
2020	19,696,000	1,647,000	(D)	—		(2,267,000)	(E)	19,076,000
2019	17,427,000	6,015,000	(D)	—		(3,746,000)	(E)	19,696,000

Valuation allowance for deferred tax assets:
Year ended July 31,
2021	$11,471,000	17,750,000	(F)	—		(837,000)	(F)	$28,384,000
2020	12,568,000	750,000	(F)	—		(1,847,000)	(F)	11,471,000
2019	11,854,000	58,000	(F)	656,000	(G)	—		12,568,000

(A)Provision for doubtful accounts.
(B)Increase due to our adoption FASB ASU No. 2016-13 ("CECL”). See Note (1)(n) "Summary of Significant Accounting and Reporting Policies" for further discussion
(C)Write-off of uncollectible receivables.
(D)Provision for excess and obsolete inventory.
(E)Write-off of inventory.
(F)Change in valuation allowance. See Note (9) - "Income Taxes" for further discussion.
(G)Acquisition related valuation allowance charged to goodwill.

S - 1