Form 10-Q
period 2021-10-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2021-12-09
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2021

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
☐ Yes              ☒ No
As of December 3, 2021, the number of outstanding shares of Common Stock, par value $0.10 per share, of the registrant was 26,347,292 shares.

Index

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	October 31, 2021	July 31, 2021
Current assets:
Cash and cash equivalents	$30,917,000	30,861,000
Accounts receivable, net	136,822,000	158,110,000
Inventories, net	87,696,000	80,358,000
Prepaid expenses and other current assets	18,532,000	18,167,000
Total current assets	273,967,000	287,496,000
Property, plant and equipment, net	38,569,000	35,286,000
Operating lease right-of-use assets, net	48,656,000	44,486,000
Goodwill	347,692,000	347,698,000
Intangibles with finite lives, net	263,350,000	268,699,000
Deferred financing costs, net	1,622,000	1,824,000
Other assets, net	9,133,000	7,622,000
Total assets	$982,989,000	993,111,000
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,441,000	36,193,000
Accrued expenses and other current liabilities	87,989,000	89,601,000
Operating lease liabilities, current	9,214,000	8,841,000
Dividends payable	2,629,000	2,601,000
Contract liabilities	62,607,000	66,130,000
Interest payable	128,000	195,000
Total current liabilities	197,008,000	203,561,000
Non-current portion of long-term debt	108,000,000	201,000,000
Operating lease liabilities, non-current	43,720,000	39,569,000
Income taxes payable	3,105,000	2,717,000
Deferred tax liability, net	21,263,000	21,230,000
Long-term contract liabilities	9,828,000	9,808,000
Other liabilities	14,036,000	14,507,000
Total liabilities	396,960,000	492,392,000
Commitments and contingencies (See Note 19)
Convertible preferred stock, par value $0.10 per share; authorized 125,000 shares; issued 100,000 at October 31, 2021 (includes accrued dividends of $235,000)	100,235,000	—
Stockholders’ equity:
Preferred stock, par value $0.10 per share; authorized and unissued 1,875,000 shares	—	—
Common stock, par value $0.10 per share; authorized 100,000,000 shares; issued 41,380,241 and 41,281,812 shares at October 31, 2021 and July 31, 2021, respectively	4,138,000	4,128,000
Additional paid-in capital	604,452,000	605,439,000
Retained earnings	319,053,000	333,001,000
	927,643,000	942,568,000
Less:
Treasury stock, at cost (15,033,317 shares at October 31, 2021 and July 31, 2021)	(441,849,000)	(441,849,000)
Total stockholders’ equity	485,794,000	500,719,000
Total liabilities, convertible preferred stock and stockholders’ equity	$982,989,000	993,111,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended October 31,

	2021	2020
Net sales	$116,759,000	135,218,000
Cost of sales	75,024,000	85,010,000
Gross profit	41,735,000	50,208,000

Expenses:
Selling, general and administrative	28,242,000	27,540,000
Research and development	12,497,000	11,635,000
Amortization of intangibles	5,349,000	5,566,000
Proxy solicitation costs	2,162,000	—
Acquisition plan expenses	—	91,183,000
	48,250,000	135,924,000

Operating loss	(6,515,000)	(85,716,000)

Other expenses (income):
Interest expense	1,607,000	2,297,000
Interest (income) and other	219,000	66,000
Change in fair value of convertible preferred stock purchase option liability	(304,000)	—

Loss before benefit from income taxes	(8,037,000)	(88,079,000)
Benefit from income taxes	(2,053,000)	(2,239,000)

Net loss	$(5,984,000)	(85,840,000)

Adjustments to reflect redemption value of convertible preferred stock:
Convertible preferred stock issuance costs	(4,007,000)	—
Establishment of initial convertible preferred stock purchase option liability	(1,005,000)	—
Dividend on convertible preferred stock	(235,000)	—
Net loss attributable to common stockholders	$(11,231,000)	(85,840,000)

Net loss per common share (See Note 6):
Basic	$(0.43)	(3.39)
Diluted	$(0.43)	(3.39)

Weighted average number of common shares outstanding – basic	26,426,000	25,305,000

Weighted average number of common and common equivalent shares outstanding – diluted	26,426,000	25,305,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)

	Three months ended October 31, 2021 and 2020
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of July 31, 2020	—	$—	39,924,439	$3,992,000	$569,891,000	$417,265,000	15,033,317	$(441,849,000)	$549,299,000
Equity-classified stock award compensation	—	—	—	—	699,000	—	—	—	699,000
Proceeds from issuance of employee stock purchase plan shares	—	—	15,265	1,000	181,000	—	—	—	182,000
Issuance of restricted stock	—	—	35,975	4,000	(4,000)	—	—	—	—
Net settlement of stock-based awards	—	—	68,074	7,000	(1,345,000)	—	—	—	(1,338,000)
Cash dividends declared, net ($0.10 per share)	—	—	—	—	—	(2,493,000)	—	—	(2,493,000)
Accrual of dividend equivalents, net of reversal ($0.10 per share)	—	—	—	—	—	(142,000)	—	—	(142,000)
Adoption of current expected credit loss standard	—	—	—	—	—	(215,000)	—	—	(215,000)
Net loss	—	—	—	—	—	(85,840,000)	—	—	(85,840,000)
Balance as of October 31, 2020	—	$—	40,043,753	$4,004,000	$569,422,000	$328,575,000	15,033,317	$(441,849,000)	$460,152,000

Balance as of July 31, 2021	—	$—	41,281,812	$4,128,000	$605,439,000	$333,001,000	15,033,317	$(441,849,000)	$500,719,000
Equity-classified stock award compensation	—	—	—	—	921,000	—	—	—	921,000
Proceeds from issuance of employee stock purchase plan shares	—	—	10,540	1,000	228,000	—	—	—	229,000
Issuance of restricted stock	—	—	13,428	1,000	(1,000)	—	—	—	—
Net settlement of stock-based awards	—	—	74,461	8,000	(2,135,000)	—	—	—	(2,127,000)
Issuance of convertible preferred stock	100,000	100,000,000	—	—	—	—	—	—	—
Convertible preferred stock issuance costs	—	(4,007,000)	—	—	—	—	—	—	—
Establishment of initial convertible preferred stock purchase option liability	—	(1,005,000)	—						—
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)	—	5,247,000	—	—	—	(5,247,000)	—	—	(5,247,000)
Cash dividends declared, net ($0.10 per share)	—	—	—	—	—	(2,629,000)	—	—	(2,629,000)
Accrual of dividend equivalents, net of reversal ($0.10 per share)	—	—	—	—	—	(88,000)	—	—	(88,000)
Net loss	—	—	—	—	—	(5,984,000)	—	—	(5,984,000)
Balance as of October 31, 2021	100,000	$100,235,000	41,380,241	$4,138,000	$604,452,000	$319,053,000	15,033,317	$(441,849,000)	$485,794,000

See accompanying notes to condensed consolidated financial statements. (Continued)

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended October 31,

	2021	2020
Cash flows from operating activities:
Net loss	$(5,984,000)	(85,840,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	2,241,000	2,552,000
Amortization of intangible assets with finite lives	5,349,000	5,566,000
Amortization of stock-based compensation	921,000	699,000
Amortization of deferred financing costs	203,000	184,000
Change in fair value of convertible preferred stock purchase option liability	(304,000)	—
Changes in other liabilities	(1,033,000)	(1,033,000)
(Benefit from) provision for allowance for doubtful accounts	(156,000)	110,000
Provision for excess and obsolete inventory	1,175,000	1,003,000
Deferred income tax expense	175,000	816,000
Other	—	(225,000)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	21,450,000	(5,784,000)
Inventories	(8,513,000)	(101,000)
Prepaid expenses and other current assets	1,507,000	(5,247,000)
Other assets	(537,000)	45,000
Accounts payable	(6,353,000)	1,133,000
Accrued expenses and other current liabilities	814,000	7,031,000
Contract liabilities	(3,503,000)	4,274,000
Other liabilities, non-current	(2,000)	2,358,000
Interest payable	(66,000)	1,307,000
Income taxes payable	(2,605,000)	(3,077,000)
Net cash provided by (used in) operating activities	4,779,000	(74,229,000)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,638,000)	(890,000)
Net cash used in investing activities	(3,638,000)	(890,000)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	100,000,000	—
Net (payments) borrowings of long-term debt under Credit Facility	(93,000,000)	67,500,000
Remittance of employees' statutory tax withholding for stock awards	(4,723,000)	(2,737,000)
Cash dividends paid on common stock	(2,916,000)	(5,236,000)
Payment of convertible preferred stock issuance costs	(530,000)	—
Payment of deferred financing costs	(140,000)	—
Repayment of principal amounts under finance lease liabilities	(5,000)	—
Proceeds from issuance of employee stock purchase plan shares	229,000	182,000
Net cash (used in) provided by financing activities	(1,085,000)	59,709,000
Net increase (decrease) in cash and cash equivalents	$56,000	(15,410,000)
Cash and cash equivalents at beginning of period	30,861,000	47,878,000
Cash and cash equivalents at end of period	$30,917,000	32,468,000

See accompanying notes to condensed consolidated financial statements. (Continued)

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three months ended October 31,

	2021	2020
Supplemental cash flow disclosures:
Cash paid (received) during the period for:
Interest	$1,345,000	786,000
Income taxes, net	$387,000	22,000

Non-cash investing and financing activities:
Unpaid additions to property, plant and equipment	$1,878,000	1,489,000

Cash dividends declared on common stock but unpaid (including accrual of dividend equivalents)	$2,717,000	142,000

Unpaid convertible preferred stock issuance costs	$3,477,000	—

Establishment of initial convertible preferred stock purchase option liability	$1,005,000	—

Adjustment to reflect redemption value of convertible preferred stock	$5,247,000	—

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and its subsidiaries ("Comtech," "we," "us," or "our") as of and for the three months ended October 31, 2021 and 2020 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Our condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, filed with the Securities and Exchange Commission ("SEC"), for the fiscal year ended July 31, 2021 and the notes thereto contained in our Annual Report on Form 10-K, and all of our other filings with the SEC.

    Impact of Coronavirus Disease 2019 Pandemic ("COVID-19") and Global Supply Chain Constraints on Our Business

Since March 2020, we have conducted most of our non-production related operations using remote working arrangements, curtailed most business travel, and have established social distancing safeguards. Both COVID-19 and the related global supply chain constraints have impacted our business, operating results and financial condition, as well as the operations and financial performance of many of the customers and suppliers in industries that we serve. We have experienced order and production delays, supply chain disruptions, lower levels of factory utilization and higher logistics and operational costs. Although the COVID-19 pandemic is by no means over and additional waves of COVID-19 could again alter the business landscape, we believe that the pandemic’s worst impact on our business is largely behind us. Our long-term fundamentals remain strong and we continue to believe our business is well-positioned for growth.

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

The acquisition has a preliminary purchase price for accounting purposes of $37,470,000. Pursuant to the stock purchase agreement, during fiscal 2021, the initial upfront payment of approximately $23,979,000 was paid mostly in shares of our common stock, with $87,000 in cash. In August 2021, $3,991,000 of the $4,991,000 hold back amount previously placed into escrow at closing was paid to the seller in shares of our common stock, as the conditions pursuant to the stock purchase agreement were met. The stock purchase agreement also provides for a contingent earn-out payment of up to $9,000,000, also payable at our option in cash and or shares of our common stock, if specified sales milestones are reached during a defined period ending September 30, 2022. The preliminary estimated fair value of such contingent earn-out consideration at the acquisition date was $8,500,000.

Of the $23,979,000 paid at closing, $4,560,000 was placed into escrow to be released ratably over three years upon settlement of potential indemnification obligations of the seller.

We issued 1,026,567 shares of our common stock at closing, based on a volume weighted average stock price of approximately $28.14 per share, in satisfaction of initial payment and escrow arrangements under the terms of the stock purchase agreement. The terms of the stock purchase agreement provide an ability for us to substitute cash in lieu of the common stock that was initially placed into escrow.

We are accounting for the acquisition under the acquisition method of accounting in accordance with FASB ASC 805, "Business Combinations" ("ASC 805"). The purchase price was allocated to the assets acquired and liabilities assumed, based on their preliminary fair value as of March 2, 2021 pursuant to the business combination accounting rules. Acquisition plan expenses were not included as a component of consideration transferred and were expensed in the period incurred. Our condensed consolidated statements of operations for the three months ended October 31, 2021 include a nominal amount of revenue contribution from the acquisition. Pro forma financial information is not disclosed, as the acquisition is not material.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in connection with the acquisition:

	Purchase Price Allocation (1)	Measurement Period Adjustments	Purchase Price Allocation (As adjusted)
Initial upfront payment	$23,979,000	—	$23,979,000
Hold-back amount	4,991,000	—	4,991,000
Contingent earn-out consideration	8,500,000	—	8,500,000
Preliminary purchase price at fair value	$37,470,000	—	$37,470,000
Preliminary allocation of aggregate purchase price:
Cash and cash equivalents	$1,391,000	—	$1,391,000
Current assets	1,358,000	9,000	1,367,000
Property, plant and equipment	10,000	—	10,000
Deferred tax assets	313,000	(3,000)	310,000
Contract liabilities	(648,000)	—	(648,000)
Accrued warranty obligations	(750,000)	—	(750,000)
Other current liabilities	(1,175,000)	—	(1,175,000)
Non-current liabilities	(160,000)	—	(160,000)
Net tangible assets at preliminary fair value	$339,000	6,000	$345,000
Identifiable intangibles, deferred taxes and goodwill:				Estimated Useful Lives
Technology	$15,300,000	—	$15,300,000	15 years
Customer relationships	15,500,000	—	15,500,000	15 years
Trade name	800,000	—	800,000	20 years
Deferred tax liabilities	(8,374,000)	—	(8,374,000)
Goodwill	13,905,000	(6,000)	13,899,000	Indefinite
Preliminary allocation of aggregate purchase price	$37,470,000	—	$37,470,000

(1) As reported in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2021.

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

The allocation of the preliminary purchase price shown in the above table was based upon a preliminary valuation and estimates and assumptions that are subject to change within the purchase price allocation period, generally one year from the acquisition date. The primary areas of the purchase price allocation not yet finalized include the purchase price (due to customary adjustments for potential indemnification obligations of the seller under the stock purchase agreement), a final assessment of assets acquired and liabilities assumed, accrued warranty obligations, income taxes and residual goodwill.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Acquisition Plan Expenses

During the three months ended October 31, 2020, we incurred acquisition plan expenses of $91,183,000. Of this amount, $88,343,000 related to the previously announced litigation and merger termination with Gilat Satellite Networks, Ltd. ("Gilat"), including $70,000,000 paid in cash to Gilat. The remaining costs primarily related to the April 2021 settlement of litigation associated with the 2019 acquisition of GD NG-911 as well as our acquisition of UHP, which closed in March 2021. Additionally, during the three months ended October 31, 2020, we recorded $1,178,000 of incremental interest expense related to a now terminated financing commitment letter.

(3)     Adoption of Accounting Standards and Updates

We are required to prepare our condensed consolidated financial statements in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") which is the source for all authoritative U.S. generally accepted accounting principles, which are commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs"). During the three months ended October 31, 2021, we adopted:

•FASB ASU No. 2019-12, which simplifies various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. Our adoption of this ASU on August 1, 2021 did not have a material impact on our condensed consolidated financial statements or disclosures.

•FASB ASU No. 2020-01, which clarifies the interactions between Topics 321, 323 and 815. This ASU clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. In addition, the amendments clarify the accounting for certain forward contracts and purchased options accounted for under Topic 815. Our adoption of this ASU on August 1, 2021 did not impact our condensed consolidated financial statements or disclosures.

•FASB ASU No. 2020-06, which simplifies the accounting for convertible instruments by removing certain separation models (including the cash conversion model and the beneficial conversion feature model) for convertible instruments. As a result, for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815 or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features are no longer separated from the host contract. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, and convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost as long as no other features require bifurcation and recognition as derivatives. On August 1, 2021, we early adopted this ASU. Our adoption of this ASU did not have any impact on our condensed consolidated financial statements or disclosures.

•FASB ASU No. 2021-08, which requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if it had originated the contracts. Prior to this ASU, an acquirer generally recognized contract assets and contract liabilities assumed that arose from contracts with customers at fair value on the acquisition date. On August 1, 2021, we early adopted this ASU. Our early adoption of this ASU did not have any impact on our condensed consolidated financial statements or disclosures.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Point in time accounting is principally applied to contracts in our satellite ground station technologies product line (which includes satellite modems, solid-state and traveling wave tube amplifiers) and certain contracts for our solid-state, high-power RF amplifiers. The contracts related to these product lines do not meet the requirements for over time revenue recognition because our customers cannot utilize the equipment for its intended purpose during any phase of our manufacturing process; customers do not simultaneously receive and or consume the benefits provided by our performance; customers do not control the asset (i.e., prior to delivery, customers cannot direct the use of the asset, sell or exchange the equipment, etc.); and, although many of our contracts have termination for convenience clauses and or an enforceable right to payment for performance completed to date, our performance creates an asset with an alternative use through the point of delivery.

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

	Three months ended October 31,
	2021	2020
United States
U.S. government	30.1%	32.5%
Domestic	48.5%	41.9%
Total United States	78.6%	74.4%

International	21.4%	25.6%
Total	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales are sales to Verizon Communications Inc. ("Verizon"), which accounted for 11.7% and 12.5% of consolidated net sales for the three months ended October 31, 2021 and 2020, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10.0% of consolidated net sales for the three months ended October 31, 2021 and 2020.

The following tables summarize our disaggregation of revenue consistent with information reviewed by our Chief Operating Decision Maker ("CODM") for the three months ended October 31, 2021 and 2020. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors which impact our business:

	Three months ended October 31, 2021
	Commercial Solutions	Government Solutions	Total
Geographical region and customer type
U.S. government	$11,034,000	24,135,000	$35,169,000
Domestic	51,220,000	5,335,000	56,555,000
Total United States	62,254,000	29,470,000	91,724,000

International	16,680,000	8,355,000	25,035,000
Total	$78,934,000	37,825,000	$116,759,000
Contract type
Firm fixed-price	$78,720,000	30,382,000	$109,102,000
Cost reimbursable	214,000	7,443,000	7,657,000
Total	$78,934,000	37,825,000	$116,759,000
Transfer of control
Point in time	$24,200,000	16,563,000	$40,763,000
Over time	54,734,000	21,262,000	75,996,000
Total	$78,934,000	37,825,000	$116,759,000

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

The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on our Condensed Consolidated Balance Sheet. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. For certain contracts with provisions that are intended to protect customers in the event we do not satisfy our performance obligations, billings occur subsequent to revenue recognition, resulting in unbilled receivables. Under ASC 606, unbilled receivables constitute contract assets. There were no material impairment losses recognized on contract assets during the three months ended October 31, 2021 and 2020, respectively. On large long-term contracts, and for contracts with international customers that do not do business with us regularly, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to-date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract. Under the typical payment terms for our contracts accounted for at a point in time, costs are accumulated in inventory until the time of billing, which generally coincides with revenue recognition. Of the contract liability balance at July 31, 2021 and July 31, 2020, $24,973,000 and $16,370,000 was recognized as revenue during the three months ended October 31, 2021 and 2020, respectively.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under indefinite delivery / indefinite quantity ("IDIQ") contracts. As of October 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $628,498,000 (which represents the amount of our consolidated funded backlog). We estimate that a substantial portion of our remaining performance obligations at October 31, 2021 will be completed and recognized as revenue during the next twenty-four month period, with the rest thereafter. During the three months ended October 31, 2021, revenue recognized from performance obligations satisfied, or partially satisfied, in previous periods (for example due to changes in the transaction price) was not material.

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

The stock purchase agreement for the acquisition of UHP provides for a contingent earn-out payment of up to $9,000,000, if specified sales milestones are reached during a defined period ending September 30, 2022. The earn-out is accounted for as a contingent consideration liability to be recorded at its fair value. See Note (2) - "Acquisitions" for more information regarding the estimated fair value of the earn-out.

As of October 31, 2021 and July 31, 2021, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

(6)    Earnings Per Share

Our basic earnings per share ("EPS") is computed based on the weighted average number of common shares (including vested but unissued stock units, share units, performance shares and restricted stock units ("RSUs")) outstanding during each respective period. Our diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of equity-classified stock-based awards, settlement of escrow and earn-out arrangements related to our acquisition of UHP and the assumed conversion of Convertible Preferred Stock, if dilutive, outstanding during each respective period. Pursuant to FASB ASC 260 "Earnings Per Share," shares whose issuance is contingent upon the satisfaction of certain conditions are included in diluted EPS based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period. When calculating our diluted earnings per share, we consider the amount an employee must pay upon assumed exercise of stock-based awards and the amount of stock-based compensation cost attributed to future services and not yet recognized.

There were no repurchases of our common stock during the three months ended October 31, 2021 and 2020. See Note (18) - "Stockholders’ Equity" for more information.

Weighted average stock options, RSUs and restricted stock outstanding of 1,525,000 and 1,839,000 for the three months ended October 31, 2021 and 2020, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. Our EPS calculations exclude 239,000 and 232,000 weighted average performance shares outstanding for the three months ended October 31, 2021 and 2020, respectively, as the performance conditions have not yet been satisfied. However, the numerator for EPS calculations for each respective period is reduced by the compensation expense related to these awards.

Weighted average common shares of 340,000 related to our acquisition of UHP in March 2021 were not included in our diluted EPS calculation for the three months ended October 31, 2021 because their effect would have been anti-dilutive.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Weighted average common shares of 577,000 underlying the assumed conversion of Convertible Preferred Stock, on an if-converted basis, were not included in our diluted EPS calculation for the three months ended October 31, 2021 because their effect would have been anti-dilutive. As a result, the numerator for our basic and diluted EPS calculation for the three months ended October 31, 2021 is our net loss attributable to common stockholders.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended October 31,
	2021	2020
Numerator:
Net loss	$(5,984,000)	(85,840,000)
Convertible preferred stock issuance costs	(4,007,000)	—
Establishment of initial convertible preferred stock purchase option liability	(1,005,000)	—
Dividend on convertible preferred stock	(235,000)	—
Net loss attributable to common stockholders	$(11,231,000)	(85,840,000)

Denominator:
Denominator for basic and diluted calculation	26,426,000	25,305,000
As discussed further in Note (17) - "Convertible Preferred Stock," the Convertible Preferred Stock issued in October 2021 represents a "participating security" as defined in ASC 260. As a result, our EPS calculations for the three months ended October 31, 2021 were based on the two-class method. Given the net loss attributable to common stockholders for the three months ended October 31, 2021, there was no impact of applying the two-class method to our reported basic or diluted earnings per common share.

(7)     Accounts Receivable

Accounts receivable consist of the following at:

	October 31, 2021	July 31, 2021
Receivables from commercial and international customers	$72,311,000	86,890,000
Unbilled receivables from commercial and international customers	34,210,000	36,131,000
Receivables from the U.S. government and its agencies	28,758,000	33,381,000
Unbilled receivables from the U.S. government and its agencies	3,010,000	3,356,000
Total accounts receivable	138,289,000	159,758,000
Less allowance for doubtful accounts	1,467,000	1,648,000
Accounts receivable, net	$136,822,000	158,110,000

Unbilled receivables as of October 31, 2021 relate to contracts-in-progress for which revenue has been recognized, but for which we have not yet earned the right to bill the customer for work performed to-date. Under ASC 606, unbilled receivables constitute contract assets. Management estimates that a substantial portion of the amounts not yet billed at October 31, 2021 will be billed and collected within one year.

As of October 31, 2021, 23.0%, 14.8% and 12.8% of total accounts receivable related to the U.S. government (and its agencies), AT&T, Inc. and Verizon, respectively.

As of July 31, 2021, 23.0%, 12.7% and 12.1% of total accounts receivable related to the U.S. government and its agencies, AT&T, Inc. and Verizon, respectively.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(8)     Inventories

Inventories consist of the following at:

	October 31, 2021	July 31, 2021
Raw materials and components	$67,151,000	62,249,000
Work-in-process and finished goods	41,606,000	38,338,000
Total inventories	108,757,000	100,587,000
Less reserve for excess and obsolete inventories	21,061,000	20,229,000
Inventories, net	$87,696,000	80,358,000

As of October 31, 2021 and July 31, 2021, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $7,392,000 and $7,028,000, respectively, and the amount of inventory related to contracts from third-party commercial customers who outsource their manufacturing to us was $1,632,000 and $1,509,000, respectively.

(9)     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	October 31, 2021	July 31, 2021
Accrued wages and benefits	$23,599,000	26,367,000
Accrued warranty obligations	16,889,000	17,600,000
Accrued contract costs	13,682,000	12,750,000
Accrued acquisition-related costs	8,969,000	9,222,000
Accrued commissions and royalties	4,589,000	5,342,000
Accrued legal costs	2,596,000	2,854,000
Other	17,665,000	15,466,000
Accrued expenses and other current liabilities	$87,989,000	89,601,000

Accrued contract costs represent direct and indirect costs on contracts as well as estimates of amounts owed for invoices not yet received from vendors or reflected in accounts payable.

Accrued acquisition-related costs as of October 31, 2021 and July 31, 2021 include $8,830,000 and $8,705,000, respectively, of contingent earn-out consideration related to our acquisition of UHP. See Note (2) - “Acquisitions - UHP Networks Inc.” for further discussion.

Accrued warranty obligations as of October 31, 2021 relate to estimated liabilities for assurance type warranty coverage that we provide to our customers. We generally provide warranty coverage for some of our products for a period of at least one year from the date of delivery. We record a liability for estimated warranty expense based on historical claims, product failure rates, consideration of contractual obligations, future costs to resolve software issues and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in our accrued warranty obligations during the three months ended October 31, 2021 and 2020 were as follows:

	Three months ended October 31,
	2021	2020
Balance at beginning of period	$17,600,000	15,200,000
Provision for warranty obligations	271,000	1,845,000
Charges incurred	(982,000)	(849,000)
Balance at end of period	$16,889,000	16,196,000

(10)     Credit Facility

On October 31, 2018, we entered into a First Amended and Restated Credit Agreement (the "Credit Facility") with a syndicate of lenders.

The Credit Facility provides a senior secured loan facility of up to $550,000,000 consisting of: (i) a revolving loan facility ("Revolving Loan Facility") with a borrowing limit of $300,000,000; (ii) an accordion feature allowing us to make a request to borrow up to an additional $250,000,000 subject to the satisfaction of specified conditions, including approval by our lenders; (iii) a $35,000,000 letter of credit sublimit; and (iv) a swingline loan credit sublimit of $25,000,000.

The Credit Facility matures on October 31, 2023 (the "Revolving Maturity Date"). If we issue new unsecured debt in excess of $5,000,000 with a maturity date that is less than 91 days from October 31, 2023, the Revolving Maturity Date would automatically accelerate so that it would be 91 days earlier than the maturity date of the new unsecured debt.

As of October 31, 2021, the amount outstanding under our Credit Facility was $108,000,000, which is reflected in the non-current portion of long-term debt on our Condensed Consolidated Balance Sheet. At October 31, 2021, we had $1,503,000 of standby letters of credit outstanding under our Credit Facility related to guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During the three months ended October 31, 2021, we had outstanding balances under the Credit Facility ranging from $100,000,000 to $212,000,000.

As of October 31, 2021, total net deferred financing costs related to the Credit Facility were $1,622,000 and are being amortized over the term of our Credit Facility through October 31, 2023.

Interest expense related to our Credit Facility, including amortization of deferred financing costs, recorded during the three months ended October 31, 2021 and 2020 was $1,493,000 and $1,111,000, respectively. Our blended interest rate approximated 2.94% and 2.70%, respectively, for the three months ended October 31, 2021 and 2020.

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

As of October 31, 2021, our Secured Leverage Ratio was 1.57x TTM Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of October 31, 2021 was 12.78x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA. Given our expected future business performance, we anticipate maintaining compliance with the terms and financial covenants in our Credit Facility for the foreseeable future.

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

Certain of our facility lease agreements (which are classified as operating leases) contain rent holidays or rent escalation clauses. For rent holidays and rent escalation clauses during the lease term, we record rental expense on a straight-line basis over the term of the lease. As of October 31, 2021, none of our leases contained a residual value guarantee and covenants included in our lease agreements are customary for the types of facilities and equipment being leased.

The components of lease expense are as follows:

	Three months ended October 31,
	2021	2020
Finance lease expense:
Amortization of ROU assets	$4,000	12,000
Interest on lease liabilities	—	1,000
Operating lease expense	2,924,000	2,488,000
Short-term lease expense	94,000	247,000
Variable lease expense	1,176,000	964,000
Sublease income	(17,000)	(17,000)
Total lease expense	$4,181,000	3,695,000

Additional information related to leases is as follows:

	Three months ended October 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases - Operating cash outflows	$2,828,000	$2,543,000
Finance leases - Operating cash outflows	—	1,000
Finance leases - Financing cash outflows	6,000	12,000
ROU assets obtained in the exchange for lease liabilities (non-cash):
Operating leases	$6,667,000	$478,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table is a reconciliation of future cash flows relating to operating and financing lease liabilities presented on our Condensed Consolidated Balance Sheet as of October 31, 2021:

	Operating	Finance	Total
Remainder of fiscal 2022	$8,336,000	12,000	$8,348,000
Fiscal 2023	8,709,000	5,000	8,714,000
Fiscal 2024	7,353,000	—	7,353,000
Fiscal 2025	6,832,000	—	6,832,000
Fiscal 2026	5,392,000	—	5,392,000
Thereafter	24,929,000	—	24,929,000
Total future undiscounted cash flows	61,551,000	17,000	61,568,000
Less: Present value discount	8,617,000	3,000	8,620,000
Lease liabilities	$52,934,000	14,000	$52,948,000

Weighted-average remaining lease terms (in years)	8.95	1.12
Weighted-average discount rate	3.45%	6.57%

We lease our Melville, New York production facility from a partnership controlled by our CEO and Chairman. Lease payments made during the three months ended October 31, 2021 and 2020 were $166,000 and $163,000, respectively. The current lease provides for our use of the premises as they exist through December 2031. The annual rent of the facility for calendar year 2022 is $665,000 and is subject to customary adjustments. We have a right of first refusal in the event of a sale of the facility.

As of October 31, 2021, we do not have any material rental commitments that have not commenced.

(12)     Income Taxes

At October 31, 2021 and July 31, 2021, total unrecognized tax benefits were $9,393,000 and $9,172,000, respectively, including interest of $193,000 and $163,000, respectively. At October 31, 2021 and July 31, 2021, $3,105,000 and $2,717,000, respectively, of our unrecognized tax benefits were recorded as non-current income taxes payable on our Condensed Consolidated Balance Sheets. The remaining unrecognized tax benefits of $6,288,000 and $6,455,000 at October 31, 2021 and July 31, 2021, respectively, were presented as an offset to the associated non-current deferred tax assets on our Condensed Consolidated Balance Sheets. Of the total unrecognized tax benefits, $8,589,000 and $8,408,000 at October 31, 2021 and July 31, 2021, respectively, net of the reversal of the federal benefit recognized as a deferred tax asset relating to state reserves, would favorably impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our condensed consolidated financial statements. We do not expect that there will be any significant changes to our total unrecognized tax benefits within the next twelve months.

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

As of October 31, 2021, the aggregate number of shares of common stock which may be issued, pursuant to the Plan, may not exceed 10,962,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and employee purchases under the ESPP with the issuance of new shares of our common stock.

As of October 31, 2021, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 9,481,727 shares (net of 4,813,779 expired and canceled awards), of which an aggregate of 7,400,421 have been exercised or settled.

As of October 31, 2021, the following stock-based awards, by award type, were outstanding:

October 31, 2021
Stock options	1,015,965
Performance shares	261,330
RSUs and restricted stock	566,270
Share units	237,741
Total	2,081,306

Our ESPP provides for the issuance of up to 1,050,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value on the first or last day of each calendar quarter, whichever is lower. Through October 31, 2021, we have cumulatively issued 905,311 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended October 31,
	2021	2020
Cost of sales	$73,000	73,000
Selling, general and administrative expenses	772,000	542,000
Research and development expenses	76,000	84,000
Stock-based compensation expense before income tax benefit	921,000	699,000
Estimated income tax benefit	(193,000)	(144,000)
Net stock-based compensation expense	$728,000	555,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At October 31, 2021, unrecognized stock-based compensation of $13,766,000, net of estimated forfeitures of $1,217,000, is expected to be recognized over a weighted average period of 3.4 years. Total stock-based compensation capitalized and included in ending inventory at both October 31, 2021 and July 31, 2021 was $48,000. There are no liability-classified stock-based awards outstanding as of October 31, 2021 or July 31, 2021.

Stock-based compensation expense (benefit), by award type, is summarized as follows:

	Three months ended October 31,
	2021	2020
Stock options	$78,000	120,000
Performance shares	349,000	222,000
RSUs and restricted stock	856,000	922,000
ESPP	55,000	51,000
Share units	(417,000)	(616,000)
Stock-based compensation expense before income tax benefit	921,000	699,000
Estimated income tax benefit	(193,000)	(144,000)
Net stock-based compensation expense	$728,000	555,000

ESPP stock-based compensation expense primarily relates to the 15% discount offered to participants in the ESPP.

During the three months ended October 31, 2021 and 2020, we recorded benefits of $417,000 and $616,000, respectively, which primarily represents the recoupment of certain share units.

The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability on our Condensed Consolidated Balance Sheet as of October 31, 2021 and July 31, 2021. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

Stock Options

The following table summarizes the Plan's activity:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2021	1,073,435	$25.76
Expired/canceled	(56,250)	27.59
Exercised	(1,220)	17.88
Outstanding at October 31, 2021	1,015,965	$25.66	4.19	$1,087,000

Exercisable at October 31, 2021	780,525	$28.01	2.87	$218,000

Vested and expected to vest at October 31, 2021	1,003,360	$25.76	4.13	$1,041,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock options outstanding as of October 31, 2021 have exercise prices ranging from $17.88 - $33.94, representing the fair market value of our common stock on the date of grant, a contractual term of ten years and a vesting period of five years. The total intrinsic value relating to stock options exercised during the three months ended October 31, 2021 was $7,000. There were no stock options exercised during the three months ended October 31, 2020.

Performance Shares, RSUs, Restricted Stock and Share Unit Awards

The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2021	1,068,370	$21.93
Granted	228,161	26.81
Settled	(190,310)	23.97
Canceled/Forfeited	(40,880)	23.15
Outstanding at October 31, 2021	1,065,341	$22.56	$22,979,000

Vested at October 31, 2021	353,816	$21.94	$7,632,000

Vested and expected to vest at October 31, 2021	1,015,655	$22.54	$21,908,000

The total intrinsic value relating to fully-vested awards settled during the three months ended October 31, 2021 and 2020 was $4,895,000 and $2,896,000, respectively.

The performance shares granted to employees principally vest over a three-year performance period, if pre-established performance goals are attained, or as specified pursuant to the Plan and related agreements. As of October 31, 2021, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level.

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

Share units granted prior to July 31, 2017 were vested when issued and are convertible into shares of our common stock, generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain circumstances. Share units granted on or after July 31, 2017 were granted to certain employees in lieu of non-equity incentive compensation and are convertible into shares of our common stock on the one-year anniversary of the respective grant date. Cumulatively, through October 31, 2021, 956,576 share units granted have been settled.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of settlement of the underlying award. During the three months ended October 31, 2021 and 2020, we accrued $88,000 and $142,000, respectively, of dividend equivalents (net of forfeitures) and paid out $315,000 and $275,000, respectively. Accrued dividend equivalents were recorded as a reduction to retained earnings. As of October 31, 2021 and July 31, 2021, accrued dividend equivalents were $657,000 and $884,000, respectively.

With respect to the actual settlement of stock-based awards for income tax reporting, during the three months ended October 31, 2021 and 2020, we recorded an income tax benefit of $53,000 and an income tax expense of $199,000, respectively.

(14)     Segment Information

Reportable operating segments are determined based on Comtech’s management approach. The management approach, as defined by FASB ASC 280 - "Segment Reporting" is based on the way that the CODM organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. Our CODM, for purposes of FASB ASC 280, is our current Chief Executive Officer. We currently manage our business through the following reportable operating segments:

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

Our CODM primarily uses a metric that we refer to as Adjusted EBITDA to measure an operating segment’s performance and to make decisions about resources to be allocated. Our Adjusted EBITDA metric for the Commercial Solutions and Government Solutions segments do not consider any allocation of indirect expense, or any of the following: income taxes, interest (income) and other, change in fair value of the convertible preferred stock purchase option liability, write-off of deferred financing costs, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, estimated contract settlement costs, settlement of intellectual property litigation, acquisition plan expenses, restructuring costs, COVID-19 related costs, strategic emerging technology costs (for next-generation satellite technology), facility exit costs, proxy solicitation costs, strategic alternatives analysis expenses and other. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Any amounts shown in the Adjusted EBITDA calculation for our Commercial Solutions and Government Solutions segments are directly attributable to those segments. Our Adjusted EBITDA is also used by our management in assessing the Company's operating results. Although closely aligned, the Company's definition of Adjusted EBITDA is different than the Consolidated EBITDA (as such term is defined in our Credit Facility) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and, therefore, may not be comparable to similarly titled measures used by other companies.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Operating segment information, along with a reconciliation of segment net income (loss) and consolidated net income (loss) to Adjusted EBITDA is presented in the tables below:

	Three months ended October 31, 2021
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$78,934,000	37,825,000	—	$116,759,000
Operating income (loss)	$2,203,000	(1,414,000)	(7,304,000)	$(6,515,000)

Net income (loss)	$2,055,000	(1,151,000)	(6,888,000)	$(5,984,000)
Provision for (benefit from) income taxes	173,000	(631,000)	(1,595,000)	(2,053,000)
Interest (income) and other	(25,000)	254,000	(10,000)	219,000
Change in fair value of convertible preferred stock purchase option liability	—	—	(304,000)	(304,000)
Interest expense	—	114,000	1,493,000	1,607,000
Amortization of stock-based compensation	—	—	921,000	921,000
Amortization of intangibles	4,260,000	1,089,000	—	5,349,000
Depreciation	1,808,000	381,000	52,000	2,241,000
Proxy solicitation costs	—	—	2,162,000	2,162,000
Restructuring costs	813,000	(101,000)	—	712,000
COVID-19 related costs	—	674,000	—	674,000
Adjusted EBITDA	$9,084,000	629,000	(4,169,000)	$5,544,000
Purchases of property, plant and equipment	$2,696,000	942,000	—	$3,638,000
Total assets at October 31, 2021	$721,897,000	235,048,000	26,044,000	$982,989,000

	Three months ended October 31, 2020
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$81,802,000	53,416,000	—	$135,218,000
Operating income (loss)	$8,750,000	2,585,000	(97,051,000)	$(85,716,000)

Net income (loss)	$8,315,000	2,691,000	(96,846,000)	$(85,840,000)
Provision for (benefit from) income taxes	339,000	(126,000)	(2,452,000)	(2,239,000)
Interest (income) and other	96,000	(40,000)	10,000	66,000
Interest expense	—	60,000	2,237,000	2,297,000
Amortization of stock-based compensation	—	—	699,000	699,000
Amortization of intangibles	4,287,000	1,279,000	—	5,566,000
Depreciation	1,996,000	403,000	153,000	2,552,000
Acquisition plan expenses	(1,052,000)	—	92,235,000	91,183,000
Adjusted EBITDA	$13,981,000	4,267,000	(3,964,000)	$14,284,000
Purchases of property, plant and equipment	$389,000	421,000	80,000	$890,000
Total assets at October 31, 2020	$646,264,000	238,172,000	34,075,000	$918,511,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unallocated expenses result from corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs and also includes all of our amortization of stock-based compensation. During the three months ended October 31, 2020, we recorded $91,183,000 of acquisition plan expenses, most of which were recorded in our unallocated expenses. See Note (2) - "Acquisitions" for further information. There were no such charges recorded in the three months ended October 31, 2021. During the three months ended October 31, 2021, we incurred $2,162,000 of proxy solicitation costs (including legal and advisory fees) as a result of a proxy contest initiated by a shareholder during the most recently completed fiscal quarter. There were no similar costs in the comparable period of the prior year.

During the three months ended October 31, 2021, our Commercial Solutions segment recorded $813,000 of restructuring costs incurred to shift production of our key satellite earth station products to a new 146,000 square foot facility in Chandler, Arizona. In addition, during the three months ended October 31, 2021, our Government Solutions segment recorded $674,000 of incremental operating costs related to our antenna facility located in the United Kingdom due to the impact of the COVID-19 pandemic. There were no such charges recorded in the three months ended October 31, 2020.

Interest expense in the tables above primarily relates to our Credit Facility, and includes the amortization of deferred financing costs. See Note (10) - "Credit Facility" for further discussion. Interest expense for the three months ended October 31, 2020 includes $1,178,000 of incremental interest expense related to a now terminated financing commitment letter, as discussed in more detail in Note (2) - "Acquisitions."

Intersegment sales for the three months ended October 31, 2021 and 2020 by the Commercial Solutions segment to the Government Solutions segment were $1,132,000 and $851,000, respectively. There were nominal sales by the Government Solutions segment to the Commercial Solutions segment for these periods. All intersegment sales are eliminated in consolidation and are excluded from the tables above.

Unallocated assets at October 31, 2021 consist principally of cash and cash equivalents, income taxes receivable, corporate property, plant and equipment and deferred financing costs. The large majority of our long-lived assets are located in the U.S.

(15)     Goodwill

The following table represents goodwill by reportable operating segment, including the changes in the net carrying value of goodwill during the three months ended October 31, 2021:

	Commercial Solutions	Government Solutions	Total
Balance as of July 31, 2021	$270,389,000	77,309,000	$347,698,000
UHP acquisition	(6,000)	—	(6,000)
Balance as of October 31, 2021	$270,383,000	77,309,000	$347,692,000

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

It is possible that, during the remainder of fiscal 2022 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, or our common stock price could fluctuate. Such fluctuation could be caused by uncertainty about the severity and length of the COVID-19 pandemic, and its impact on global activity.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(16)     Intangible Assets

Intangible assets with finite lives are as follows:

	October 31, 2021
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$302,058,000	96,786,000	$205,272,000
Technologies	14.8	114,949,000	72,143,000	42,806,000
Trademarks and other	16.7	32,926,000	17,654,000	15,272,000
Total		$449,933,000	186,583,000	$263,350,000

	July 31, 2021
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$302,058,000	93,215,000	$208,843,000
Technologies	14.8	114,949,000	70,924,000	44,025,000
Trademarks and other	16.7	32,926,000	17,095,000	15,831,000
Total		$449,933,000	181,234,000	$268,699,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the three months ended October 31, 2021 and 2020 was $5,349,000 and $5,566,000, respectively.

The estimated amortization expense consists of the following for the fiscal years ending July 31:

2022	$21,685,000
2023	21,781,000
2024	21,154,000
2025	21,041,000
2026	19,888,000

We review net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. Based on our last assessment, we believe that the carrying values of our net intangible assets were recoverable as of October 31, 2021. However, if business conditions deteriorate, we may be required to record impairment losses, and or increase the amortization of intangibles in the future. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

(17)     Convertible Preferred Stock

On October 18, 2021, we entered into a Subscription Agreement (the “Subscription Agreement”) with certain affiliates and related funds of White Hat Capital Partners LP and Magnetar Capital LLC (collectively, the “Investors”), relating to the issuance and sale of up to 125,000 shares of a new series of the Company’s Convertible Preferred Stock, par value $0.10 per share (the “Convertible Preferred Stock”), for an aggregate purchase price of up to $125,000,000, or $1,000 per share. On October 19, 2021 (the “Initial Closing Date”), pursuant to the terms of the Subscription Agreement, the Investors purchased an aggregate of 100,000 shares of Convertible Preferred Stock (the “Initial Issuance”) for an aggregate purchase price of $100,000,000. The Investors have a one-time option exercisable at any time on or prior to March 31, 2023 to purchase additional shares of Convertible Preferred Stock for an aggregate purchase price of $25,000,000. This purchase option is commonly referred to as a “Green Shoe” and together with the Initial Issuance, is collectively referred to as the “Issuance”.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The initial conversion price for the shares issued in the Initial Issuance is $24.50, subject to an increase in the conversion price to $26.00 upon the achievement of $76.0 million of Adjusted EBITDA (as defined in the Subscription Agreement) for our fiscal 2022 year, and the initial conversion price for the Green Shoe is $32.00.

The Convertible Preferred Stock ranks senior to the shares of our common stock, with respect to the payment of dividends and the distribution of assets upon a liquidation, dissolution or winding up of the Company. The Convertible Preferred Stock initially had a liquidation preference of $1,000 per share with each share entitled to a cumulative dividend (the “Dividend”) at the rate of 6.5% per annum, compounding quarterly, paid-in-kind or paid in cash, at our election. For any quarter in which we elect not to pay the Dividend in cash with respect to a share of Convertible Preferred Stock, such Dividend becomes part of the liquidation preference of such share. In addition, no dividend or other distribution on our common stock in excess of our $0.10 per share per quarter will be declared or paid on the common stock unless, at the time of such declaration and payment, an equivalent dividend or distribution is declared and paid on the Convertible Preferred Stock (the “Participating Dividend”), provided that in the case of any such dividend in the form of cash, in lieu of a cash payment, such Participating Dividend will become part of the liquidation preference of the shares of the Convertible Preferred Stock. Such Participating Dividend results in the Convertible Preferred Stock meeting the definition of a "participating security" for purposes of our earnings per share calculations.

The Convertible Preferred Stock is convertible into shares of common stock at the option of the holders thereof at or following the earlier to occur of (a) the filing of our Annual Report on Form 10-K for the fiscal year ending July 31, 2022 but no later than October 19, 2022, or (b) immediately prior to (and conditioned upon) the consummation of a Change of Control. At any time after October 19, 2024, we have the right to mandate the conversion of the Convertible Preferred Stock, subject to certain restrictions, based on the price of the common stock in the preceding thirty trading days.

Holders of the Convertible Preferred Stock are entitled to vote with the holder's of the common stock on an as-converted basis, as well as are entitled to a separate class vote with respect to, among other things, amendments to our organizational documents that have an adverse effect on the Convertible Preferred Stock, authorizations or issuances of securities of the Company, the payment of dividends other than dividends on common stock in the ordinary course consistent with past practice on a quarterly basis in an amount not to exceed our current dividend rate of $0.10 per share per quarter, related party transactions, repurchases or redemptions of securities of the Company (other than the repurchase of up to $25,000,000 of shares of common stock), dispositions of businesses or assets, the incurrence of certain indebtedness and certain amendments or extensions of our existing Credit Facility.

Holders will have the right to require the Company to repurchase such holder's Convertible Preferred Stock on a date occurring either (a) on or after October 19, 2026 (the “Optional Repurchase Trigger Date”) at a price equal to the liquidation preference or (b) in connection with a conversion of Convertible Preferred Stock, pursuant to which the number of shares of common stock issuable upon such conversion would exceed 19.99% of the issued and outstanding shares of common stock as of October 18, 2021 (such excess shares, "Excess Conversion Shares"), at any time after the date that is 91 days after the maturity date of the Company's existing Credit Facility, at a price per share equal to the number of Excess Conversion Shares multiplied by the Last Reported Sales Price (as defined) of common stock on the applicable conversion date. In addition, each holder will have the right to cause the Company to repurchase its shares of Convertible Preferred Stock in connection with a Change of Control, at a price equal to the liquidation preference.

We determined that our obligation to issue the Green Shoe at any time on or prior to March 31, 2023 meets the definition of a freestanding financial instrument that should be accounted for as a liability. As such, we established an initial convertible preferred stock purchase option liability of $1,005,000 and reduced the proceeds from the Initial Issuance by such amount. The liability will be remeasured to its estimated fair value each reporting period until such instrument is exercised or expires. Changes in its estimated fair value are recognized as a non-cash charge or benefit and presented on the condensed consolidated statement of operations. As the estimated fair value of the convertible preferred stock purchase option liability was $701,000 as of October 31, 2021, we recorded a $304,000 benefit from the remeasurement in the three months ended October 31, 2021.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In accordance with ASC 480, "Distinguishing Liabilities from Equity," specifically ASC 480-10-S99-3A(2), SEC Staff Announcement: Classification and Measurement of Redeemable Securities, we have classified the Convertible Preferred Stock outside of permanent equity as temporary equity since the redemption of such shares is not solely within our control and we could be required by the holder to redeem the shares for cash or other assets, at their option. Upon the Initial Issuance, we recorded the Convertible Preferred Stock, net of issuance costs of $4,007,000 and net of the portion of such proceeds allocated to the convertible preferred stock purchase option liability described above, which resulted in an initial carrying value of the Convertible Preferred Stock less than its initial redemption value of $100,000,000. We have elected to adjust the carrying value of the Convertible Preferred Stock to its current redemption value of $100,235,000, which includes $235,000 of accumulated and unpaid dividends. As such, an adjustment of $5,247,000 to increase the carrying value of the Convertible Preferred Stock was recorded against retained earnings in the three months ended October 31, 2021.

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

Common Stock Repurchase Program
On September 29, 2020, our Board of Directors authorized a new $100,000,000 stock repurchase program, which replaced our prior program. The new $100,000,000 stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases of our common stock during the three months ended October 31, 2021 or 2020.

Common Stock Dividends
Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount that was established by our Board of Directors. On October 4, 2021, our Board of Directors declared a dividend of $0.10 per common share, which was paid on November 12, 2021. On December 9, 2021, our Board of Directors declared a dividend of $0.10 per common share, payable on February 18, 2022 to stockholders of record at the close of business on January 19, 2022. Future dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(19)    Legal Proceedings and Other Matters

Settled Litigation Related to the Convertible Preferred Stock Issuance
On October 25, 2021, Anthony Franchi (the “Plaintiff”) brought a putative class action in the Court of Chancery of the State of Delaware against the Company’s current directors, the Company (as nominal defendant), White Hat Capital Partners LP (“White Hat”) and Magnetar Capital LLC (“Magnetar”), which was amended on November 1, 2021. On November 10, 2021, the parties filed a Stipulation and Proposed Order in the Franchi matter, pursuant to which, among other things, the parties agreed, that: (a) Plaintiff’s claims that Comtech's preliminary proxy statement omitted material information regarding the White Hat and Magnetar investments would be dismissed with prejudice and claim that such investments included an implied voting agreement in connection with the 2021 Annual Meeting would be dismissed without prejudice; (b) Plaintiff withdrew his motion seeking expedited proceedings and an order directing the parties to negotiate a schedule leading to a preliminary injunction hearing; (c) Comtech agreed to make additional disclosures about the preferred stock transaction and Plaintiff’s lawsuit in its definitive proxy statement for the 2021 Annual Meeting of Stockholders (the “2021 Annual Meeting”); (d) Comtech agreed that the voting obligations imposed by the voting agreements with White Hat and Magnetar will not apply with respect to director elections during the terms of the voting agreements; (e) if White Hat and or Magnetar’s votes of the Convertible Preferred Stock are outcome-determinative in the director elections at the 2021 Annual Meeting and if Plaintiff thereafter brings an action containing a claim challenging the election of the directors at the 2021 Annual Meeting, the Defendants agreed to accept service of such a complaint and agreed to ask the court to schedule a final merits-based hearing within 60 days of the filing of the complaint; (f) Plaintiff reserved the right to pursue claims for money damages or other, non-expedited equitable remedies relating to the Convertible Preferred Stock transaction after the 2021 Annual Meeting; and (g) Comtech agreed to provide Plaintiff with certain agreed-upon document discovery. While we disputed all Plaintiff’s allegations and believed them to be without merit, we believed that entering into the aforementioned Stipulation and Proposed Order would avoid unnecessary litigation and is in the best interests of Comtech’s stockholders.

Other Matters
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

Employment Change of Control and Indemnification Agreements
We have an employment agreement and change of control agreement with Fred Kornberg, our Chief Executive Officer ("CEO") and Chairman of the Board. The employment agreement generally provides for an annual salary and bonus award. We have also entered into change of control agreements with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of our Company or a termination of the employee.

In October 2021, we announced that our Board of Directors has appointed Michael D. Porcelain, our President and Chief Operating Officer, to be CEO by the end of calendar 2021, at which point Mr. Porcelain will also join our Board of Directors and continue as President. Mr. Kornberg will serve as non-executive Chairman and is expected to take on a technology advisory role. Costs associated with this leadership transition will be announced once they are finalized.

Index
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include, among other things: the possibility that the expected synergies and benefits from recent acquisitions will not be fully realized, or will not be realized within the anticipated time periods; the risk that the acquired businesses will not be integrated with Comtech successfully; the possibility of disruption from recent acquisitions, making it more difficult to maintain business and operational relationships or retain key personnel; the risk that Comtech will be unsuccessful in implementing a tactical shift in its Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for its niche products with higher margins; the nature and timing of our receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements; changing customer demands and or procurement strategies; changes in prevailing economic and political conditions; changes in the price of oil in global markets; changes in foreign currency exchange rates; risks associated with Comtech's legal proceedings, customer claims for indemnification, and other similar matters; risks associated with our obligations under our Credit Facility; risks associated with our large contracts; risks associated with the COVID-19 pandemic and related supply chain disruptions; and other factors described in this and our other filings with the Securities and Exchange Commission ("SEC").

OVERVIEW

We are a leading global provider of next generation 911 emergency systems and secure wireless communications technologies to commercial and government customers around the world. Our solutions fulfill our customers' needs for secure wireless communications in some of the most demanding environments, including those where traditional communications are unavailable or cost-prohibitive, and in mission-critical and other scenarios where performance is crucial.

We manage our business through two reportable operating segments:

•Commercial Solutions - offers satellite ground station technologies (such as Single Channel per Carrier ("SCPC") and time division multiple access ("TDMA") modems and amplifiers), and public safety and location technologies (such as 911 call routing, 911 call handling and mapping solutions) to commercial customers and smaller government customers, such as state and local governments. This segment also serves certain large government customers (including the U.S. government) that have requirements for off-the-shelf commercial equipment.

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

Index
Point in time accounting is principally applied to contracts in our satellite ground station technologies product line (which includes satellite modems, solid-state and traveling wave tube amplifiers) and certain contracts for our solid-state, high-power RF amplifiers. The contracts related to these product lines do not meet the requirements for over time revenue recognition because our customers cannot utilize the equipment for its intended purpose during any phase of our manufacturing process; customers do not simultaneously receive and or consume the benefits provided by our performance; customers do not control the asset (i.e., prior to delivery, customers cannot direct the use of the asset, sell or exchange the equipment, etc.); and, although many of our contracts have termination for convenience clauses and or an enforceable right to payment for performance completed to date, our performance creates an asset with an alternative use through the point of delivery.

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

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under IDIQ contracts.

Impairment of Goodwill and Other Intangible Assets. As of October 31, 2021, total goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $347.7 million (of which $270.4 million relates to our Commercial Solutions segment and $77.3 million relates to our Government Solutions segment). Additionally, as of October 31, 2021, net intangibles recorded on our Condensed Consolidated Balance Sheet aggregated $263.4 million (of which $218.4 million relates to our Commercial Solutions segment and $45.0 million relates to our Government Solutions segment). Each of our two operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

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

It is possible that, during the remainder of fiscal 2022 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, or our common stock price could fluctuate. Such fluctuation could be caused by uncertainty about the severity and length of the COVID-19 pandemic, and its impact on global activity.

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

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2022 (the start of our fiscal 2023). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangible assets with finite lives when an event occurs indicating the potential for impairment. We believe that the carrying values of our net intangible assets were recoverable as of October 31, 2021. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

Index
Business Outlook for Fiscal 2022
Despite the ongoing impact of COVID-19 and global supply chain constraints on our business, our first quarter net sales and Adjusted EBITDA exceeded our expectations. We generated consolidated:

•Net sales of $116.8 million;

•GAAP operating loss of $6.5 million and a GAAP net loss per diluted common share of $0.43. These results reflect: (i) $5.2 million for adjustments to reflect the redemption value of convertible preferred stock; (ii) a $0.3 million benefit for the change in fair value of the convertible preferred stock purchase option liability; (iii) $2.2 million of proxy solicitation costs; (iv) $0.7 million of restructuring costs associated with the opening of Comtech’s new high volume technology manufacturing centers; and (v) $0.7 million of COVID-19 related costs. In addition, we recorded a $0.01 per diluted common share discrete tax benefit. Excluding such items, Non-GAAP operating loss was $3.0 million and Non-GAAP net loss per diluted common share was $0.15;

•GAAP net cash provided by operating activities of $4.8 million; and

•Adjusted EBITDA (a Non-GAAP financial measure discussed below) of $5.5 million.

Non-GAAP financial measures discussed above are reconciled to the most directly comparable GAAP financial measures in the table included in the below section "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended October 31, 2021 and 2020."

In October 2021, we announced that our Board of Directors has appointed Michael D. Porcelain, our President and Chief Operating Officer, to be Chief Executive Officer, taking over from Fred Kornberg. The change of leadership is expected to occur by the end of calendar 2021, at which point Mr. Porcelain will also join our Board of Directors and continue as President. Mr. Kornberg will serve as non-executive Chairman of the Board and is expected to take on a technology advisory role. Costs associated with this leadership transition will be announced once they are finalized.

Shortly after this leadership change announcement, we secured a $100.0 million strategic growth investment from current stockholder White Hat Capital Partners, LP and Magnetar Capital LLC. This investment, which is in the form of Series A Convertible Preferred Stock, significantly enhances our financial flexibility and strengthens our ability to capitalize on recent large contract awards and growing customer demand by making crucial investments in our satellite technologies and next-generation 911 public safety solutions.

As of October 31, 2021, our cash and cash equivalents were $30.9 million, our total debt outstanding was $108.0 million and our Secured Leverage Ratio (as calculated under our existing Credit Facility) was 1.57x, and reflects a substantial reduction from 2.53x as of July 31, 2021 due to our receipt of a $100.0 million strategic growth investment.

New bookings for the first quarter of fiscal 2022 were $86.4 million, enabling us to achieve a quarterly book-to-bill ratio (a measure defined as bookings divided by net sales) of 0.74x. Based on expected new order flow, we expect to achieve a book-to-bill ratio in excess of 1.00x for fiscal 2022. Key contract awards and bookings received during the first quarter include: a $125.0 million contract from the U.S. government for our Joint Cyber Analysis Course ("JCAC") Training solutions (for which $4.9 million of orders is included in first quarter bookings); a $5.6 million contract renewal with a U.S. tier-one mobile network operator ("MNO"); $4.9 million of funding from the U.S. Army to continue its sustainment of the U.S. Army’s family of ground satellite terminals; $3.7 million of funding to support the State of Maryland’s Department of Human Services; a $2.2 million contract to provide next-generation 911 services to a U.S. military customer; and a $2.0 million order from a leading global maritime satellite communication antenna systems provider for C-Band and Ku-Band low power outdoor block up converters.

Backlog as of October 31, 2021 was $628.5 million, $23.0 million higher than the backlog that existed as of October 31, 2020. Additionally, the total value of multi-year contracts that we have received is substantially higher than our reported backlog. When adding our backlog and the total unfunded value of multi-year contracts that we have received and from which we expect future orders, our revenue visibility is over $1.2 billion. Notably, this amount excludes potential future orders for our next-generation satellite earth station technology which is under development. Our backlog (sometimes referred to herein as orders or bookings) is more fully defined in our most recent Annual Report on Form 10-K filed with the SEC.

Index
With COVID-19 continuing to impact global markets and supply chains, reliable forecasting remains challenging. Against that market backdrop, we continue to target fiscal 2022 net sales to be in a range of $580.0 million to $600.0 million and Adjusted EBITDA between $70.0 million and $76.0 million. These targets reflect the strength of our backlog and a strong sales pipeline, offset by the lingering impacts of COVID-19, timing considerations associated with global supply chain constraints and start-up costs associated with the opening of two new high-volume technology manufacturing centers.

Our incoming CEO is continuing to develop new plans and initiatives including: (i) conducting a strategic and financial assessment of all product lines; (ii) revisiting and reviewing all acquisition opportunities to establish strategic priorities to optimally deploy proceeds from its recent $100.0 million strategic growth investment; (iii) increase company-wide collaboration to exploit emerging opportunities; (iv) the creation of a focused commercial satellite networking group based in the United States that will cater to the needs of certain U.S. government customers; (v) expanding the employee talent pool including adding a new COO and dedicated investor relations professional; (vi) refreshing corporate branding including launching of a new company-wide web site and establishing a prominent social media presence; (vii) finishing an ongoing evaluation of new segment reporting and revisiting our Non-GAAP EPS calculations. Revenue enhancements or costs synergies associated with these new plans and initiatives are not included in our fiscal 2022 targets.

On a consolidated basis, financial performance in the first half of fiscal 2022 is expected to be significantly lower than the comparative period of fiscal 2021, with our second half of fiscal 2022 expected to be significantly higher than the comparative period of fiscal 2021. Quarterly results are expected to build sequentially throughout the year, with the fourth quarter being the peak quarter by far.

Our consolidated net sales in fiscal 2022 are anticipated to reflect a higher percentage of total Commercial Solutions segment sales due to strong demand for our public safety and location technology solutions, including work on our recent contracts to design, deploy and operate NG-911 services for the states of South Carolina and Pennsylvania, and a higher level of annual sales in our satellite earth station product line as compared to fiscal 2021, including incremental contributions from our recently acquired TDMA modem technologies. Sales in our Government Solutions segment are expected to decline year-over-year and reflect the impact of the recently completed withdrawal of U.S. troops from Afghanistan and other U.S. government program changes. During the second half of fiscal 2022, we expect our Government Solutions segment to benefit from additional orders for the newly introduced Comtech COMET™, the world’s smallest deployable troposcatter terminal, and our next generation troposcatter system used by the U.S. Marine Corps.

Our GAAP operating income in fiscal 2022 will be impacted by both start-up manufacturing expenses and restructuring costs associated with the opening of our two new high-volume technology manufacturing centers, as well as COVID-19 related costs. Global supply chain issues make the amount and timing of these expenses difficult to predict. In addition, GAAP operating income in fiscal 2022 will be impacted by greater than normal proxy solicitation costs, as well as leadership transition costs associated with the appointment of a new CEO. Because the amount and timing of these costs remains largely unpredictable, we are not providing GAAP operating income, GAAP net income or any GAAP EPS guidance or a reconciliation of our projected results to the most comparable GAAP measure, as such a reconciliation cannot be prepared without unreasonable effort. For the same reasons, we are unable to address the probable significance of the unavailable information, which could be material to future results.

On December 9, 2021, our Board of Directors declared a dividend of $0.10 per common share, payable on February 18, 2022 to stockholders of record at the close of business on January 19, 2022. Future common stock dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval.

Additional information related to our Business Outlook for Fiscal 2022 and a definition and explanation of Adjusted EBITDA is included in the below section "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended October 31, 2021 and 2020."

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2021 AND 2020

Net Sales. Consolidated net sales were $116.8 million and $135.2 million for the three months ended October 31, 2021 and 2020, respectively, representing a decrease of $18.4 million, or 13.6%. The period-over-period decrease in net sales reflects lower net sales in both of our segments, as further discussed below.

Index
Commercial Solutions
Net sales in our Commercial Solutions segment were $78.9 million for the three months ended October 31, 2021, as compared to $81.8 million for the three months ended October 31, 2020, a decrease of $2.9 million, or 3.5%. Our Commercial Solutions segment represented 67.6% of consolidated net sales for the three months ended October 31, 2021 as compared to 60.5% for the three months ended October 31, 2020. Our book-to-bill ratio (a measure defined as bookings divided by net sales) for this segment was 0.77x. Period-to-period fluctuations in bookings are normal for this segment. As further discussed below, long-term demand for our Commercial Solutions segment's products and technologies appears strong and we believe fiscal 2022 net sales for this segment will be higher than the amount we achieved in fiscal 2021.

Net sales in the three months ended October 31, 2021 of our satellite ground station technologies were lower than the three months ended October 31, 2020. This product line continues to be impacted by the COVID-19 pandemic's effect on customer demand, particularly in international markets, which historically represents a large majority of end-users for this product line. Our results for the first quarter of fiscal 2022 also reflect nominal sales of TDMA satellite networking platforms that we now offer as a result of our March 2, 2021 acquisition of UHP Networks Inc. ("UHP").

Although COVID-19 spikes and global supply chain issues represent a significant performance headwind, we continue to expect sales of our satellite earth station products in fiscal 2022 to grow as compared to fiscal 2021 due to increased demand. During the three months ended October 31, 2021, we received (i) a $2.0 million order from a leading global maritime satellite communication antenna systems provider for 250 Watt C-Band and 125 Watt Ku-Band low power outdoor block up converters and (ii) $1.2 million follow-on order for Ka-band solid-state power amplifiers (“SSPAs”) that use state-of-the-art Gallium Nitride (“GaN”) technology for an in-flight connectivity (“IFC”) application. In addition, we expect this product line to benefit from the inclusion of a full twelve months of sales of our TDMA satellite network platform that we now offer as a result of the UHP acquisition. We continue to monitor our inventory needs and navigate supply chain constraints which are impacting the timing of new orders, deliveries and installations.

Net sales in the three months ended October 31, 2021 of our public safety and location technology solutions were higher than the three months ended October 31, 2020, reflecting increased sales of our NG-911 services and location-based technology solutions. Notable awards during the three months ended October 31, 2021 include: (i) a $5.6 million contract renewal with a U.S. tier-one MNO to continue providing messaging application support; (ii) a $2.2 million contract to provide next-generation 911 services to a U.S. military customer; (iii) a $1.7 million renewal agreement with a U.S. tier-one MNO for trusted location services; and (iv) a $1.3 million contract renewal with a U.S. tier-one MNO for precise location services.

To-date, the business impact of COVID-19 and global supply chain issues on our public safety and location technology solutions has been relatively muted. We have a number of large opportunities in our pipeline and long-term demand for our products and services appears strong. We are awaiting funding on a large NG-911 contract that we have already been awarded (and which is not in our backlog) and remain in negotiations with several other potential customers. Timing of these awards are difficult to predict. Although public safety and location technology solutions have long sales cycles and are subject to difficult-to-predict changes in the overall procurement strategies of wireless carrier customers, we believe that sales of our NG-911 solutions will be higher than the amount we achieved in fiscal 2021.

Overall, based on expected new order flow, we remain optimistic that fiscal 2022 net sales for this segment will be higher than the amount we achieved in fiscal 2021. Bookings, sales and profitability in our Commercial Solutions segment can fluctuate from period-to-period due to many factors, including changes in the general business environment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Government Solutions
Net sales in our Government Solutions segment were $37.8 million for the three months ended October 31, 2021 as compared to $53.4 million for the three months ended October 31, 2020, a decrease of $15.6 million or 29.2%. Our Government Solutions segment represented 32.4% of consolidated net sales for the three months ended October 31, 2021 as compared to 39.5% for the three months ended October 31, 2020. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the three months ended October 31, 2021 was 0.68x. Period-to-period fluctuations in bookings are normal for this segment.

Index
Net sales for the first quarter of fiscal 2022 primarily reflect lower sales of global field support services, advanced VSAT products and other programs to the U.S. Army, offset in part by higher sales of our high reliability Electrical, Electronic and Electromechanical ("EEE") satellite-based space components and solid-state, high-power amplifiers. Sales during the three months ended October 31, 2020 included ongoing performance on our 10-year, $211.0 million IDIQ contract awarded to us by a prime contractor to provide next-generation troposcatter systems in support of the U.S. Marine Corps. There were no corresponding sales in the first quarter of fiscal 2022, as we continue to expect the next round of funding on this IDIQ contract to occur during the second half of fiscal 2022.

Notable orders awarded to us during the three months ended October 31, 2021 include: (i) $4.9 million of orders related to a multi-year contract valued at up to $235.7 million to provide system refurbishment, sustainment services and baseband equipment to the U.S Army (such orders support the sustainment of the U.S. Army's AN/TSC-198 SNAP family of ground satellite terminals); (ii) a five-year single award IDIQ contract renewal with firm fixed price and time and materials delivery orders valued at approximately $125.0 million from the U.S. government for our JCAC training solutions (initial delivery orders on the IDIQ contract have been received and funded $4.9 million to-date); (iii) $3.7 million of funding to support the State of Maryland's Department of Human Services with technical operations support services; (iv) a $1.8 million contract for high power solid-state amplifiers from a major domestic prime contractor; and (v) $1.1 million of funding to continue to provide critical IT staffing and support to multiple agencies within the City of Baltimore, including, but not limited to the Baltimore City Information & Technology and the Baltimore City Police Department.

As result of the U.S. government’s decision to fully withdraw troops from Afghanistan and make certain program changes, we are expecting a decline in overall revenues in our Government Solutions segment in fiscal 2022, as compared to fiscal 2021. We continue to see strong interest for our Comtech COMET™ terminals and have conducted successful in-field demonstrations for a number of customers. Although still difficult to predict, we expect that revenues in this segment for the second and third quarters of fiscal 2022 will approximate the amount we achieved during the first quarter of fiscal 2022. Thereafter, this segment is expected to benefit from higher margin programs, including the receipt of new orders for the Comtech COMET™ and other troposcatter solutions.

Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by our U.S. and international government customers. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the three months ended October 31, 2021 and 2020 are as follows:

	Three months ended October 31,
	2021	2020	2021	2020	2021	2020
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	14.0%	11.6%	63.8%	64.4%	30.1%	32.5%
Domestic	64.9%	60.2%	14.1%	13.9%	48.5%	41.9%
Total U.S.	78.9%	71.8%	77.9%	78.3%	78.6%	74.4%

International	21.1%	28.2%	22.1%	21.7%	21.4%	25.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales are sales to Verizon, which accounted for 11.7% and 12.5% of consolidated net sales for the three months ended October 31, 2021 and 2020, respectively.

International sales for the three months ended October 31, 2021 and 2020 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $25.0 million and $34.6 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for the three months ended October 31, 2021 and 2020.

Index
Gross Profit. Gross profit was $41.7 million and $50.2 million for the three months ended October 31, 2021 and 2020, respectively, a decrease of $8.5 million. Gross profit, as a percentage of consolidated net sales, for the three months ended October 31, 2021 was 35.7% as compared to 37.1% for the three months ended October 31, 2020. Our gross profit (both in dollars and as a percentage of consolidated net sales) reflects the lower net sales this quarter as compared to the comparable period of the prior year and overall product mix changes, as discussed above. In addition, our gross profit for the most recent period reflects start-up costs associated with the opening of our new high-volume technology manufacturing centers. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended October 31, 2021 decreased in comparison to the three months ended October 31, 2020. The decrease primarily reflects lower levels of factory utilization, higher logistics and operational costs resulting from global supply chain constraints, and changes in products and services mix, including an increase in sales related to a recently awarded statewide NG-911 deployment (which has lower margins than our 911 wireless call routing services).

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended October 31, 2021 decreased in comparison to the three months ended October 31, 2020. The decrease primarily reflects lower net sales and changes in products and services mix. Also, during the three months ended October 31, 2021, we incurred $0.7 million of incremental operating costs related to our antenna facility located in the United Kingdom due to the impact of the COVID-19 pandemic. Although operations in the United Kingdom have largely resumed, we continue to experience lingering impacts from COVID-19 and the shut-down in fiscal 2021.

Included in consolidated cost of sales for the three months ended October 31, 2021 and 2020 are provisions for excess and obsolete inventory of $1.2 million and $1.0 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends.

Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $28.2 million and $27.5 million for the three months ended October 31, 2021 and 2020, respectively, representing an increase of $0.7 million, or 2.5%. As a percentage of consolidated net sales, selling, general and administrative expenses were 24.1% and 20.3% for the three months ended October 31, 2021 and 2020, respectively.

During the three months ended October 31, 2021, we incurred $0.7 million of restructuring costs to streamline our operations, including costs related to the ongoing relocation of certain of our satellite earth station production facilities to a new 146,000 square foot facility in Chandler, Arizona. There were no such costs in the three months ended October 31, 2020. Excluding restructuring costs, selling, general and administrative expenses for the three months ended October 31, 2021 would have been $27.5 million, or 23.6% of consolidated net sales. The increase in our selling, general and administration expenses, as a percentage of consolidated net sales, is due to lower consolidated net sales, as discussed above.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $0.8 million in the three months ended October 31, 2021 as compared to $0.5 million in the three months ended October 31, 2020. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Research and Development Expenses. Research and development expenses were $12.5 million and $11.6 million for the three months ended October 31, 2021 and 2020, respectively, representing an increase of $0.9 million, or 7.8%. As a percentage of consolidated net sales, research and development expenses were 10.7% and 8.6% for the three months ended October 31, 2021 and 2020, respectively.

For the three months ended October 31, 2021 and 2020, research and development expenses of $11.3 million and $9.4 million, respectively, related to our Commercial Solutions segment, and $1.1 million and $2.1 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.1 million in both the three months ended October 31, 2021 and 2020 related to the amortization of stock-based compensation expense.

Index
Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended October 31, 2021 and 2020, customers reimbursed us $2.6 million and $3.4 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $5.3 million (of which $4.2 million was for the Commercial Solutions segment and $1.1 million was for the Government Solutions segment) for the three months ended October 31, 2021 and $5.6 million (of which $4.3 million was for the Commercial Solutions segment and $1.3 million was for the Government Solutions segment) for the three months ended October 31, 2020.

Proxy Solicitation Costs. During the three months ended October 31, 2021, we incurred $2.2 million of proxy solicitation costs (including legal and advisory fees) in our unallocated segment as a result of a proxy contest initiated by a shareholder during the most recently completed fiscal quarter. There were no similar costs in the comparable period of the prior year. Due to the ongoing nature of the proxy contest, we anticipate incurring similar proxy solicitation and related costs in our second quarter of fiscal 2022.

Acquisition Plan Expenses. During the three months ended October 31, 2020, we incurred $91.2 million of acquisition plan expenses, of which $88.3 million related to the previously announced litigation and merger termination with Gilat, including $70.0 million paid in cash to Gilat. The remaining costs primarily related to the April 2021 settlement of litigation associated with our 2019 acquisition of GD NG-911 as well as the March 2021 closing of our acquisition of UHP. These expenses are primarily recorded in our Unallocated segment. There were no similar costs incurred during the three months ended October 31, 2021.

Operating Loss. Operating loss for the three months ended October 31, 2021 was $6.5 million as compared to an operating loss of $85.7 million for the three months ended October 31, 2020. Operating income (loss) by reportable segment is shown in the table below:

	Three months ended October 31,
	2021	2020	2021	2020	2021	2020	2021	2020
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$2.2	8.8	(1.4)	2.6	(7.3)	(97.1)	$(6.5)	(85.7)
Percentage of related net sales	2.8%	10.8%	NA	4.9%	NA	NA	NA	NA

Our GAAP operating loss of $6.5 million for the three months ended October 31, 2021 reflects: (i) $2.2 million of proxy solicitation costs; (ii) $0.7 million of restructuring costs; and (iii) $0.7 million of incremental operating costs due to the impact of COVID-19, as discussed above. Excluding such costs, our consolidated operating loss would have been $3.0 million. Our GAAP operating loss of $85.7 million for the three months ended October 31, 2020 reflects $91.2 million of acquisition plan expenses, as discussed above. Excluding such costs, our consolidated operating income for the three months ended October 31, 2020 would have been $5.5 million, or 4.0% of consolidated net sales. The decrease in operating income from $5.5 million to an operating loss of $3.0 million in the most recent quarter was due primarily to lower consolidated net sales and a lower gross profit percentage, as discussed above. Operating income (loss) by reportable segment is further discussed below.

The decrease in our Commercial Solutions segment operating income, both in dollars and as a percentage of the related segment net sales, for the three months ended October 31, 2021 was primarily due to lower net sales and gross profit percentage, higher research and development expenses and $0.8 million of restructuring costs, as discussed above.

The decrease in our Government Solutions segment operating income for the three months ended October 31, 2021 was driven primarily by lower net sales and gross profit percentage, as discussed above.

The decrease in unallocated expenses for the three months ended October 31, 2021 as compared to the three months ended October 31, 2020 was due primarily to no acquisition plan expenses incurred during the most recently completed fiscal quarter, as discussed above. Amortization of stock-based compensation was $0.9 million and $0.7 million, respectively, for the three months ended October 31, 2021 and 2020. Excluding the impact of proxy solicitation costs of $2.2 million and acquisition plan expenses of $92.2 million in their respective periods, unallocated expenses were $5.1 million and $4.9 million, respectively, for the three months ended October 31, 2021 and 2020.

Index

It is difficult to predict GAAP operating income in fiscal 2022 as it will be impacted by both start-up expenses and restructuring costs associated with the opening of Comtech’s new high-volume technology manufacturing centers, COVID-19 related costs, proxy solicitation costs and expenses associated with the CEO transition that was announced in October 2021.

Interest Expense and Other. Interest expense was $1.6 million and $2.3 million for the three months ended October 31, 2021 and 2020, respectively. Interest expense for the three months ended October 31, 2020 includes $1.2 million of incremental interest expense related to a now terminated financing commitment letter. Our effective interest rate (including amortization of deferred financing costs) in the three months ended October 31, 2021 was approximately 2.9%. Our current cash borrowing rate (which excludes the amortization of deferred financing costs) under our existing Credit Facility approximates 2.1%.

Interest (Income) and Other. Interest (income) and other for both the three months ended October 31, 2021 and 2020 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Change in Fair Value of Convertible Preferred Stock Purchase Option Liability. During the three months ended October 31, 2021, we recorded a $0.3 million non-cash benefit from the remeasurement of the convertible preferred stock purchase option liability. See "Notes to Condensed Consolidated Financial Statements - Note (17) - Convertible Preferred Stock" for more information.

Benefit from Income Taxes. For the three months ended October 31, 2021 and 2020, we recorded a tax benefit of $2.1 million and $2.2 million, respectively. Our effective tax rate (excluding discrete tax items) for the three months ended October 31, 2021 and 2020 was 21.00% and 13.75%, respectively. The increase is primarily due to expected product and geographical mix changes reflected in our Business Outlook for Fiscal 2022.

During the three months ended October 31, 2021, we recorded a net discrete tax benefit of $0.4 million, primarily related to the remeasurement of certain deferred tax items as a result of restructuring activities taken during the quarter. During the three months ended October 31, 2020, we recorded a net discrete tax expense of $0.2 million, primarily related to stock-based awards that were settled during the quarter.

Our U.S. federal income tax returns for fiscal 2018 through 2020 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2017 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Loss Attributable to Common Stockholders. During the three months ended October 31, 2021 and 2020, the consolidated net loss attributable to common stockholders was $11.2 million and $85.8 million, respectively.

Index
Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the three months ended October 31, 2021 and 2020 are shown in the table below (numbers in the table may not foot due to rounding):

	Three months ended October 31,
	2021	2020	2021	2020	2021	2020	2021	2020
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$2.1	8.3	(1.2)	2.7	(6.9)	(96.8)	$(6.0)	(85.8)
Provision for (benefit from) income taxes	0.2	0.3	(0.6)	(0.1)	(1.6)	(2.5)	(2.1)	(2.2)
Interest (income) and other	—	0.1	0.3	—	—	—	0.2	0.1
Change in fair value of convertible preferred stock purchase option liability	—	—	—	—	(0.3)	—	(0.3)	—
Interest expense	—	—	0.1	0.1	1.5	2.2	1.6	2.3
Amortization of stock-based compensation	—	—	—	—	0.9	0.7	0.9	0.7
Amortization of intangibles	4.3	4.3	1.1	1.3	—	—	5.3	5.6
Depreciation	1.8	2.0	0.4	0.4	0.1	0.2	2.2	2.6
Proxy solicitation costs	—	—	—	—	2.2	—	2.2	—
Acquisition plan expenses	—	(1.1)	—	—	—	92.2	—	91.2
Restructuring costs	0.8	—	(0.1)	—	—	—	0.7	—
COVID-19 related costs	—	—	0.7	—	—	—	0.7	—
Adjusted EBITDA	$9.1	14.0	0.6	4.3	(4.2)	(4.0)	$5.5	14.3
Percentage of related net sales	11.5%	17.1%	1.6%	8.1%	NA	NA	4.7%	10.6%

The decrease in consolidated Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, for the three months ended October 31, 2021 as compared to the three months ended October 31, 2020 is primarily attributable to lower consolidated net sales and gross profit percentage, and higher research and development expenses, as discussed above.

The decrease in our Commercial Solutions segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, for the three months ended October 31, 2021 as compared to the three months ended October 31, 2020 is primarily due to lower segment net sales and gross profit percentage, as well as higher research and development expenses, as discussed above.

The decrease in our Government Solutions segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, for the three months ended October 31, 2021 as compared to the three months ended October 31, 2020 is driven primarily by lower segment net sales and gross profit percentage, as discussed above.

Because our consolidated Adjusted EBITDA, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment as well as unallocated spending, it is inherently difficult to forecast.

Index
A reconciliation of our fiscal 2021 GAAP Net Loss to Adjusted EBITDA is shown in the table below (numbers in the table may not foot due to rounding):

($ in millions)	Fiscal Year 2021
Reconciliation of GAAP Net Loss to Adjusted EBITDA:
Net loss	$(73.5)
Benefit from income taxes	(1.5)
Interest (income) and other	(0.1)
Interest expense	6.8
Amortization of stock-based compensation	10.0
Amortization of intangibles	21.0
Depreciation	9.4
Acquisition plan expenses	100.3
Restructuring costs	2.8
COVID-19 related costs	1.0
Strategic emerging technology costs	0.3
Adjusted EBITDA	$76.5

Our Adjusted EBITDA is a Non-GAAP measure that represents earnings (loss) before income taxes, interest (income) and other, change in fair value of the convertible preferred stock purchase option liability, write-off of deferred financing costs, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, estimated contract settlement costs, settlement of intellectual property litigation, acquisition plan expenses, restructuring costs, COVID-19 related costs, strategic emerging technology costs (for next-generation satellite technology), facility exit costs, proxy solicitation costs, strategic alternatives analysis expenses and other. Our definition of Adjusted EBITDA may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is also a measure frequently requested by our investors and analysts. We believe that investors and analysts may use Adjusted EBITDA, along with other information contained in our SEC filings, in assessing our performance and comparability of our results with other companies. Our Non-GAAP measures for consolidated operating income (loss), net income (loss) attributable to common stockholders and net income (loss) per diluted common share reflect the GAAP measures as reported, adjusted for certain items as described above. These Non-GAAP financial measures have limitations as an analytical tool as they exclude the financial impact of transactions necessary to conduct our business, such as the granting of equity compensation awards, and are not intended to be an alternative to financial measures prepared in accordance with GAAP. These measures are adjusted as described in the reconciliation of GAAP to Non-GAAP in the tables above, but these adjustments should not be construed as an inference that all of these adjustments or costs are unusual, infrequent or non-recurring. Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures determined in accordance with GAAP. Investors are advised to carefully review the GAAP financial results that are disclosed in our SEC filings. We have not quantitatively reconciled our fiscal 2022 Adjusted EBITDA target to the most directly comparable GAAP measure because items such as stock-based compensation, adjustments to the provision for income taxes, amortization of intangibles and interest expense, which are specific items that impact these measures, have not yet occurred, are out of our control, or cannot be predicted. For example, quantification of stock-based compensation expense requires inputs such as the number of shares granted and market price that are not currently ascertainable. Accordingly, reconciliations to the Non-GAAP forward looking metrics are not available without unreasonable effort and such unavailable reconciling items could significantly impact our financial results.

Index
Reconciliations of our GAAP consolidated operating (loss) income, net (loss) income attributable to common stockholders and net (loss) income per diluted common share for the three months ended October 31, 2021 and 2020 to the corresponding non-GAAP measures are shown in the tables below (numbers and per share amounts in the tables may not foot due to rounding). Non-GAAP net (loss) income attributable to common stockholders and EPS reflect non-GAAP provisions for income taxes based on year-to-date results, as adjusted for the non-GAAP reconciling items included in the tables below. We evaluate our non-GAAP effective income tax rate on an ongoing basis, and it can change from time to time. Our non-GAAP effective income tax rate can differ materially from our GAAP effective income tax rate. In addition, due to the GAAP net loss for the period, non-GAAP EPS adjustments for the three months ended October 31, 2020 were computed using 25,315,000 weighted average diluted shares outstanding during the period.

	Three months ended October 31, 2021
($ in millions, except for per share amount)	Operating Loss	Net Loss Attributable to Common Stockholders	Net Loss per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(6.5)	$(11.2)	$(0.43)
Adjustments to reflect redemption value of convertible preferred stock	—	5.2	0.20
Proxy solicitation costs	2.2	1.6	0.06
Restructuring costs	0.7	0.5	0.02
COVID-19 related costs	0.7	0.5	0.02
Change in fair value of convertible preferred stock purchase option liability	—	(0.3)	(0.01)
Net discrete tax benefit	—	(0.4)	(0.01)
Non-GAAP measures	$(3.0)	$(4.0)	$(0.15)

	Three months ended October 31, 2020
($ in millions, except for per share amount)	Operating (Loss) Income	Net (Loss) Income	Net (Loss) Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(85.7)	$(85.8)	$(3.39)
Acquisition plan expenses	91.2	88.3	3.49
Interest expense	—	1.0	0.04
Net discrete tax expense	—	0.2	0.01
Non-GAAP measures	$5.5	$3.7	$0.15

Index
LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $30.9 million at both October 31, 2021 and July 31, 2021 and reflect the following:

•Net cash provided by operating activities was $4.8 million for the three months ended October 31, 2021 as compared to net cash used in operating activities of $74.2 million for the three months ended October 31, 2020. During the three months ended October 31, 2020, in connection with an agreement to terminate our acquisition of Gilat, we made a $70.0 million payment to Gilat. Excluding such payment, net cash used in operating activities would have been $4.2 million. The period-over-period increase in cash flow from operating activities (excluding the $70.0 million payment to Gilat) reflects overall changes in net working capital requirements, principally the timing of shipments, billings and payments.

•Net cash used in investing activities for the three months ended October 31, 2021 and 2020 was $3.6 million and $0.9 million, respectively. Net cash used in the three months ended October 31, 2021 primarily reflects capital expenditures to build-out cloud-based computer networks to support our recent NG-911 contract wins and capital investments and tenant improvements in connection with the opening of our new high-volume technology manufacturing centers. Net cash used in both periods also relates to expenditures for property, plant and equipment upgrades and enhancements.

•Net cash used in financing activities was $1.1 million for the three months ended October 31, 2021 as compared to net cash provided by financing activities of $59.7 million for the three months ended October 31, 2020. During the three months ended October 31, 2021, we received an aggregate of $100.0 million in proceeds related to the issuance of a new series of Convertible Preferred Stock to certain investors. During the three months ended October 31, 2021, we also made net payments under our Credit Facility of $93.0 million as compared to net borrowings under our Credit Facility of $67.5 million during the three months ended October 31, 2020, primarily related to the $70.0 million payment we made to Gilat. During the three months ended October 31, 2021 and 2020, we paid $2.9 million and $5.2 million, respectively, in cash dividends to our stockholders. We also made $4.7 million and $2.7 million of payments to remit employees' statutory tax withholding requirements related to the net settlement of stock-based awards during the three months ended October 31, 2021 and 2020, respectively.

The Credit Facility is discussed below and in "Notes to Condensed Consolidated Financial Statements – Note (10) – Credit Facility."

The Convertible Preferred Stock is discussed below and in "Notes to Condensed Consolidated Financial Statements – Note (17) – Convertible Preferred Stock."

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

As of October 31, 2021, our material short-term cash requirements primarily consist of: (i) capital investments and tenant improvements in connection with the opening of our two new high-volume technology manufacturing centers; (ii) interest payments under our Credit Facility; (iii) payments related to lease commitments; (iv) our ongoing working capital needs, including income tax payments; (v) payment of accrued quarterly dividends on shares of our common stock; and (vi) a cumulative 6.5% annual dividend on our Convertible Preferred Stock, which is payable in kind or in cash at our election.

In addition to capital investments for our two new high-volume manufacturing centers, we continue to make significant capital expenditures to build-out cloud-based computer networks to support our previously announced NG-911 contract wins for the states of Pennsylvania, South Carolina and Arizona. Aggregate capital investments for these and other initiatives in fiscal 2022 are expected to approximate $30.0 million.

Index
As discussed in "Notes to Condensed Consolidated Financial Statements - Note (2) - Acquisitions - UHP Networks Inc.," we completed our acquisition of UHP on March 2, 2021. Pursuant to the stock purchase agreement, during fiscal 2021, the initial up-front payment of approximately $24.0 million was paid mostly in shares of our common stock, with a nominal amount paid in cash. In August 2021, approximately $4.0 million of the $5.0 million hold back amount previously placed in escrow at closing was paid to the seller in shares of our common stock, as the conditions pursuant to the stock purchase agreement were met. The stock purchase agreement also provides for a contingent earn-out payment of up to $9.0 million, also payable at our option in cash and or shares of our common stock, if specified sales milestones are reached during a defined period ending September 30, 2022.

On March 3, 2021, we filed a shelf registration statement with the SEC for the sale of 1,381,567 shares of our common stock by the selling shareholder of UHP. The shelf registration statement was declared effective by the SEC as of March 15, 2021. To-date, we have issued 1,026,567 shares of our common stock pursuant to this shelf registration statement to satisfy initial payment and escrow arrangements under the terms of the stock purchase agreement. The terms of the stock purchase agreement provide an ability for us to substitute cash in lieu of the common stock that was initially placed into escrow.

In December 2018, we filed a $400.0 million shelf registration statement with the SEC for the sale of various types of securities, including debt. The shelf registration statement was declared effective by the SEC as of December 14, 2018.

On September 29, 2020, our Board of Directors authorized a new $100.0 million stock repurchase program, which replaced our prior program. The new $100.0 million stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases of our common stock during the three months ended October 31, 2021 and 2020.

On October 4, 2021, our Board of Directors declared a dividend of $0.10 per common share, which was paid on November 12, 2021. On December 9, 2021, our Board of Directors declared a dividend of $0.10 per common share, payable on February 18, 2022 to stockholders of record at the close of business on January 19, 2022. Future common stock dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval.

Our material long-term cash requirements primarily consist of mandatory interest payments pursuant to our Credit Facility, a cumulative 6.5% annual dividend related to our Convertible Preferred Stock, which is payable in kind or in cash at our election, and lease commitments.

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

Credit Facility
On October 31, 2018, we entered into a First Amended and Restated Credit Agreement (the "Credit Facility") with a syndicate of lenders.

The Credit Facility provides a senior secured loan facility of up to $550.0 million consisting of: (i) a revolving loan facility ("Revolving Loan Facility") with a borrowing limit of $300.0 million; (ii) an accordion feature allowing us to make a request to borrow up to an additional $250.0 million subject to satisfaction of specified conditions, including approval by our lenders; (iii) a $35.0 million letter of credit sublimit; and (iv) a swingline loan credit sublimit of $25.0 million.

The Credit Facility matures on October 31, 2023 (the "Revolving Maturity Date"). If we issue new unsecured debt in excess of $5.0 million with a maturity date that is less than 91 days from October 31, 2023, the Revolving Maturity Date would automatically accelerate so that it would be 91 days earlier than the maturity date of the new unsecured debt.

Index
As of October 31, 2021, the amount outstanding under our Credit Facility was $108.0 million, which is reflected in the non-current portion of long-term debt on our Condensed Consolidated Balance Sheet. At October 31, 2021, we had $1.5 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During the three months ended October 31, 2021, we had outstanding balances under the Credit Facility ranging from $100.0 million to $212.0 million.

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

As of October 31, 2021, our Secured Leverage Ratio was 1.57x TTM Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of October 31, 2021 was 12.78x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA.

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

Convertible Preferred Stock
On October 18, 2021, we entered into a Subscription Agreement (the “Subscription Agreement”) with certain affiliates and related funds of White Hat Capital Partners LP and Magnetar Capital LLC (collectively, the “Investors”), relating to the issuance and sale of up to 125,000 shares of a new series of the Company's Convertible Preferred Stock, par value $0.10 per share (the "Convertible Preferred Stock"), for an aggregate purchase price of up to $125.0 million, or $1,000 per share. On October 19, 2021 (the “Initial Closing Date”), pursuant to the terms of the Subscription Agreement, the Investors purchased an aggregate of 100,000 shares of Convertible Preferred Stock (the “Initial Issuance”) for an aggregate purchase price of $100.0 million. The Investors have a one-time option exercisable at any time on or prior to March 31, 2023 to purchase additional shares of Convertible Preferred Stock for an aggregate purchase price of $25.0 million. This purchase option is commonly referred to as a “Green Shoe” and together with the Initial Issuance, is collectively referred to as the “Issuance”.

The initial conversion price for the shares issued in the Initial Issuance is $24.50, subject to an increase in the conversion price to $26.00 upon the achievement of $76.0 million of Adjusted EBITDA (as defined in the Subscription Agreement) for our fiscal 2022 year, and the initial conversion price for the Green Shoe is $32.00.

Index
The Convertible Preferred Stock ranks senior to the shares of our common stock, with respect to the payment of dividends and the distribution of assets upon a liquidation, dissolution or winding up of the Company. The Convertible Preferred Stock initially had a liquidation preference of $1,000 per share with each share entitled to a cumulative dividend (the “Dividend”) at the rate of 6.5% per annum, compounding quarterly, paid-in-kind or paid in cash, at our election. For any quarter in which we elect not to pay the Dividend in cash with respect to a share of Convertible Preferred Stock, such Dividend becomes part of the liquidation preference of such share. In addition, no dividend or other distribution on our common stock in excess of $0.10 per share per quarter will be declared or paid on the common stock unless, at the time of such declaration and payment, an equivalent dividend or distribution is declared and paid on the Convertible Preferred Stock (the “Participating Dividend”), provided that in the case of any such dividend in the form of cash, in lieu of a cash payment, such Participating Dividend will become part of the liquidation preference of the shares of the Convertible Preferred Stock. Such Participating Dividend results in the Convertible Preferred Stock meeting the definition of a "participating security" for purposes of our earnings per share calculations.

The Convertible Preferred Stock is convertible into shares of common stock at the option of the holders thereof at or following the earlier to occur of (a) the filing of our Annual Report on Form 10-K for the fiscal year ending July 31, 2022, but no later than October 19, 2022 and (b) immediately prior to (and conditioned upon) the consummation of a Change of Control. At any time after October 19, 2024, we have the right to mandate the conversion of the Convertible Preferred Stock, subject to certain restrictions, based on the price of the common stock in the preceding thirty trading days.

Holders of the Convertible Preferred Stock are entitled to vote with the holders of the common stock on an as-converted basis, as well as are entitled to a separate class vote with respect to, among other things, amendments to our organizational documents that have an adverse effect on the Convertible Preferred Stock, authorizations or issuances of securities of the Company, the payment of dividends other than dividends on common stock in the ordinary course consistent with past practice on a quarterly basis in an amount not to exceed our current dividend rate of $0.10 per share per quarter, related party transactions, repurchases or redemptions of securities of the Company (other than the repurchase of up to $25,000,000 of shares of common stock), dispositions of businesses or assets, the incurrence of indebtedness and certain amendments or extensions of our existing Credit Facility.

Holders have the right to require the Company to repurchase such holder's Convertible Preferred Stock on a date occurring either (a) on or after October 19, 2026 (the “Optional Repurchase Trigger Date”) at a price equal to the liquidation preference or (b) in connection with a conversion of Convertible Preferred Stock, pursuant to which the number of shares of common stock issuable upon such conversion would exceed 19.99% of the issued and outstanding shares of common stock as of October 18, 2021 (such excess shares, "Excess Conversion Shares"), at any time after the date that is 91 days after the maturity date of the Company's existing Credit Facility, at a price per share equal to the number of Excess Conversion Shares multiplied by the Last Reported Sales Price (as defined) of common stock on the applicable conversion date. In addition, each holder will have the right to cause the Company to repurchase its shares of Convertible Preferred Stock in connection with a Change of Control, at a price equal to the liquidation preference.

Off-Balance Sheet Arrangements
As of October 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Commitments
In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of October 31, 2021, will materially adversely affect our liquidity.

Index
At October 31, 2021, cash payments due under long-term obligations (including estimated interest expense on our Credit Facility), excluding purchase orders that we entered into in our normal course of business, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	Remainder of 2022	2023 and 2024	2025 and 2026	After 2026
Credit Facility - principal payments	$108,000	—	108,000	—	—
Credit Facility - interest payments	6,309	2,378	3,931	—	—
Operating and finance lease obligations	61,568	8,348	16,067	12,224	24,929
Contractual cash obligations	$175,877	10,726	127,998	12,224	24,929

As discussed in "Notes to Condensed Consolidated Financial Statements - Note (2) - Acquisitions - UHP Networks Inc.," we completed our acquisition of UHP on March 2, 2021. Pursuant to the stock purchase agreement, during fiscal 2021, the initial up-front payment of approximately $24.0 million was paid mostly in shares of our common stock, with a nominal amount paid in cash. In August 2021, approximately $4.0 million of the $5.0 million hold back amount previously placed into escrow at closing was paid to the seller in shares of our common stock, as the conditions pursuant to the stock purchase agreement were met. The stock purchase agreement also provides for a contingent earn-out payment of up to $9.0 million, also payable at our option in cash and or shares of our common stock, if specified sales milestones are reached during a defined period ending September 30, 2022.

As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (10) - Credit Facility," our Credit Facility provides a senior secured loan facility of up to $550.0 million consisting of: (i) a revolving loan facility ("Revolving Loan Facility") with a borrowing limit of $300.0 million; (ii) an accordion feature allowing us to make a request to borrow up to an additional $250.0 million subject to satisfaction of specified conditions including approval by our lenders; (iii) a $35.0 million letter of credit sublimit; and (iv) a swingline loan credit sublimit of $25.0 million. The Credit Facility matures on October 31, 2023 (the "Revolving Maturity Date"). In addition, if we issue new unsecured debt in excess of $5.0 million with a maturity date that is less than 91 days from October 31, 2023, the Revolving Maturity Date would automatically accelerate so that it would be 91 days earlier than the maturity date of the new unsecured debt. At October 31, 2021, we have approximately $1.5 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts. Such amounts are not included in the above table.

As discussed in "Notes to Condensed Consolidated Financial Statements - Note (17) - Convertible Preferred Stock," the holders of the Convertible Preferred Stock have the option to redeem such shares for cash commencing in October 2026. As the Convertible Preferred Stock are not mandatorily redeemable for cash, the redemption value of such shares are not presented in the table above.

As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (18) - Stockholders’ Equity," on December 9, 2021, our Board of Directors declared a dividend of $0.10 per common share, payable on February 18, 2022 to stockholders of record at the close of business on January 19, 2022. Future common stock dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval.

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

As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (19) - Legal Proceedings and Other Matters," we are subject to a number of indemnification demands and we are incurring ongoing legal expenses in connection with these matters. Our insurance policies may not cover the cost of defending indemnification claims or providing indemnification. As a result, pending or future claims asserted against us by a party that we may agree or have agreed to indemnify could result in legal costs and damages that could have a material adverse effect on our consolidated results of operations and financial condition.

Index
We have an employment agreement and change of control agreement with Fred Kornberg, our Chief Executive Officer and Chairman of the Board. The employment agreement generally provides for an annual salary and bonus award. We have also entered into change of control agreements with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of our Company or a termination of the employee.

In October 2021, we announced that our Board of Directors has appointed Michael D. Porcelain, our President and Chief Operating Officer, to be CEO by the end of calendar 2021, at which point Mr. Porcelain will also join our Board of Directors and continue as President. Mr. Kornberg will serve as non-executive Chairman and is expected to take on a technology advisory role. Costs associated with this leadership transition will be announced once they are finalized.

Our Condensed Consolidated Balance Sheet at October 31, 2021 includes total liabilities of $9.4 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

As further discussed in "Notes to Condensed Consolidated Financial Statements – Note (3) - Adoption of Accounting Standards and Updates" during the three months ended October 31, 2021, we adopted:

•FASB ASU No. 2019-12, which simplifies various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. Our adoption of this ASU on August 1, 2021 did not have a material impact on our consolidated financial statements or disclosures.

•FASB ASU No. 2020-01, which clarifies the interactions between Topics 321, 323 and 815. This ASU clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. In addition, the amendments clarify the accounting for certain forward contracts and purchased options accounted for under Topic 815. Our adoption of this ASU on August 1, 2021 did not impact our condensed consolidated financial statements or disclosures.

•FASB ASU No. 2020-06, which simplifies the accounting for convertible instruments by removing certain separation models (including the cash conversion model and the beneficial conversion feature model) for convertible instruments. As a result, for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815 or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features are no longer are separated from the host contract. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, and convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost as long as no other features require bifurcation and recognition as derivatives. On August 1, 2021, we early adopted this ASU. Our early adoption of this ASU did not have any impact on our condensed consolidated financial statements or disclosures.

•FASB ASU No. 2021-08, which requires that an acquirer recognize, and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if it had originated the contracts. Prior to this ASU, an acquirer generally recognized contract assets and contract liabilities assumed that arose from contracts with customers at fair value on the acquisition date. On August 1, 2021, we early adopted this ASU. Our early adoption of this ASU did not have any impact on our condensed consolidated financial statements or disclosures.

Index

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from borrowings under our Credit Facility. Based on the amount of outstanding debt under our Credit Facility, a hypothetical change in interest rates by 10% would change interest expense by approximately $0.2 million over a one-year period. Although we do not currently use interest rate derivative instruments to manage exposure to interest rate changes, we may choose to do so in the future in connection with our Credit Facility.

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of October 31, 2021, we had cash and cash equivalents of $30.9 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of October 31, 2021, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

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

PART II
OTHER INFORMATION
Item 1.     Legal Proceedings

See "Notes to Condensed Consolidated Financial Statements – Note (19) – Legal Proceedings and Other Matters" of this Form 10-Q for information regarding legal proceedings and other matters.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended July 31, 2021.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

See "Notes to Condensed Consolidated Financial Statements - Note (17) - Convertible Preferred Stock" of this Form 10-Q for information regarding unregistered sales of equity securities and use of proceeds.

Item 4.     Mine Safety Disclosures

Not applicable.

Index

Item 6.    Exhibits

Exhibit 3.1 - Certificate of Designations designating the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 22, 2021)

Exhibit 3.2 - Certificate of Correction of Certificate of Designations of Series A Convertible Preferred Stock, dated November 9, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 9, 2021)

Exhibit 10.1 - Subscription Agreement, dated as of October 18, 2021, by and among Comtech Telecommunications Corp. and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2021)

Exhibit 10.2 - Registration Rights Agreement, dated as of October 19, 2021, by and among Comtech Telecommunications Corp. and the Investors named therein (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 22, 2021)

Exhibit 10.3 Form of Amended and Restated Voting Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 9, 2021)

Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS - The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2021, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

Exhibit 101.SCH - Inline XBRL Taxonomy Extension Schema Document

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	December 9, 2021	By: /s/ Fred Kornberg
	(Date)	Fred Kornberg
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date:	December 9, 2021	By: /s/ Michael A. Bondi
	(Date)	Michael A. Bondi
Chief Financial Officer
(Principal Financial and Accounting Officer)