Form 10-Q
period 2022-01-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2022-03-10
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2022

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
☐ Yes              ☒ No
As of March 4, 2022, the number of outstanding shares of Common Stock, par value $0.10 per share, of the registrant was 26,516,108 shares.

Index

COMTECH TELECOMMUNICATIONS CORP. INDEX
		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	2

	Condensed Consolidated Balance Sheets - January 31, 2022 and July 31, 2021 (Unaudited)	2

	Condensed Consolidated Statements of Operations - Three and Six Months Ended January 31, 2022 and 2021 (Unaudited)	3

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity - Three and Six Months Ended January 31, 2022 and 2021 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows - Six Months Ended January 31, 2022 and 2021 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	64

Item 4.	Controls and Procedures	65

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	66

Item 1A.	Risk Factors	66

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67

Item 4.	Mine Safety Disclosures	67

Item 6.	Exhibits	68

	Signature Page	69

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	January 31, 2022	July 31, 2021
Current assets:
Cash and cash equivalents	$30,918,000	30,861,000
Accounts receivable, net	138,767,000	158,110,000
Inventories, net	90,274,000	80,358,000
Prepaid expenses and other current assets	21,443,000	18,167,000
Total current assets	281,402,000	287,496,000
Property, plant and equipment, net	42,445,000	35,286,000
Operating lease right-of-use assets, net	54,328,000	44,486,000
Goodwill	347,692,000	347,698,000
Intangibles with finite lives, net	258,001,000	268,699,000
Deferred financing costs, net	1,419,000	1,824,000
Other assets, net	9,567,000	7,622,000
Total assets	$994,854,000	993,111,000
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,550,000	36,193,000
Accrued expenses and other current liabilities	96,899,000	89,601,000
Operating lease liabilities, current	9,531,000	8,841,000
Dividends payable	2,640,000	2,601,000
Contract liabilities	77,732,000	66,130,000
Interest payable	138,000	195,000
Total current liabilities	219,490,000	203,561,000
Non-current portion of long-term debt	114,500,000	201,000,000
Operating lease liabilities, non-current	48,892,000	39,569,000
Income taxes payable	3,204,000	2,717,000
Deferred tax liability, net	19,248,000	21,230,000
Long-term contract liabilities	10,823,000	9,808,000
Other liabilities	8,966,000	14,507,000
Total liabilities	425,123,000	492,392,000
Commitments and contingencies (See Note 19)
Convertible preferred stock, par value $0.10 per share; authorized 125,000 shares; issued 100,000 at January 31, 2022 (includes accrued dividends of $549,000)	101,867,000	—
Stockholders’ equity:
Preferred stock, par value $0.10 per share; authorized and unissued 1,875,000 shares	—	—
Common stock, par value $0.10 per share; authorized 100,000,000 shares; issued 41,553,244 and 41,281,812 shares at January 31, 2022 and July 31, 2021, respectively	4,155,000	4,128,000
Additional paid-in capital	612,780,000	605,439,000
Retained earnings	292,778,000	333,001,000
	909,713,000	942,568,000
Less:
Treasury stock, at cost (15,033,317 shares at January 31, 2022 and July 31, 2021)	(441,849,000)	(441,849,000)
Total stockholders’ equity	467,864,000	500,719,000
Total liabilities, convertible preferred stock and stockholders’ equity	$994,854,000	993,111,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended January 31,		Six months ended January 31,

	2022	2021	2022	2021
Net sales	$120,381,000	161,292,000	$237,140,000	296,510,000
Cost of sales	74,523,000	105,612,000	149,547,000	190,622,000
Gross profit	45,858,000	55,680,000	87,593,000	105,888,000

Expenses:
Selling, general and administrative	29,827,000	29,462,000	58,069,000	57,002,000
Research and development	12,632,000	12,664,000	25,129,000	24,299,000
Amortization of intangibles	5,349,000	4,795,000	10,698,000	10,361,000
CEO transition costs	13,554,000	—	13,554,000	—
Proxy solicitation costs	9,086,000	—	11,248,000	—
Acquisition plan expenses	—	3,357,000	—	94,540,000
	70,448,000	50,278,000	118,698,000	186,202,000

Operating (loss) income	(24,590,000)	5,402,000	(31,105,000)	(80,314,000)

Other expenses (income):
Interest expense	988,000	1,418,000	2,595,000	3,715,000
Interest (income) and other	(30,000)	(66,000)	189,000	—
Change in fair value of convertible preferred stock purchase option liability	(398,000)	—	(702,000)	—

(Loss) income before benefit from income taxes	(25,150,000)	4,050,000	(33,187,000)	(84,029,000)
Benefit from income taxes	(3,276,000)	(155,000)	(5,329,000)	(2,394,000)

Net (loss) income	$(21,874,000)	4,205,000	$(27,858,000)	(81,635,000)

Adjustments to reflect redemption value of convertible preferred stock:
Convertible preferred stock issuance costs	—	—	(4,007,000)	—
Establishment of initial convertible preferred stock purchase option liability	—	—	(1,005,000)	—
Dividend on convertible preferred stock	(1,632,000)	—	(1,867,000)	—
Net (loss) income attributable to common stockholders	$(23,506,000)	4,205,000	$(34,737,000)	(81,635,000)

Net (loss) income per common share (See Note 6):
Basic	$(0.89)	0.17	$(1.31)	(3.22)
Diluted	$(0.89)	0.17	$(1.31)	(3.22)

Weighted average number of common shares outstanding – basic	26,472,000	25,337,000	26,449,000	25,321,000

Weighted average number of common and common equivalent shares outstanding – diluted	26,472,000	25,420,000	26,449,000	25,321,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)

	Three months ended January 31, 2022 and 2021
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of October 31, 2020	—	$—	40,043,753	$4,004,000	$569,422,000	$328,575,000	15,033,317	$(441,849,000)	$460,152,000
Equity-classified stock award compensation	—	—	—	—	1,287,000	—	—	—	1,287,000
Proceeds from issuance of employee stock purchase plan shares	—	—	15,857	2,000	185,000	—	—	—	187,000
Net settlement of stock-based awards	—	—	367	—	(3,000)	—	—	—	(3,000)
Cash dividends declared, net ($0.10 per share)	—	—	—	—	—	(2,495,000)	—	—	(2,495,000)
Accrual of dividend equivalents, net of reversal ($0.10 per share)	—	—	—	—	—	(49,000)	—	—	(49,000)
Net income	—	—	—	—	—	4,205,000	—	—	4,205,000
Balance as of January 31, 2021	—	$—	40,059,977	$4,006,000	$570,891,000	$330,236,000	15,033,317	$(441,849,000)	$463,284,000

Balance as of October 31, 2021	100,000	$100,235,000	41,380,241	$4,138,000	$604,452,000	$319,053,000	15,033,317	$(441,849,000)	$485,794,000
Equity-classified stock award compensation	—	—	—	—	1,983,000	—	—	—	1,983,000
CEO transition costs related to equity-classified stock-based awards (See Note 1)	—	—	—	—	7,388,000	—	—	—	7,388,000
Proceeds from issuance of employee stock purchase plan shares	—	—	11,136	1,000	224,000	—	—	—	225,000
Issuance of restricted stock	—	—	119,426	12,000	(12,000)	—	—	—	—
Net settlement of stock-based awards	—	—	42,441	4,000	(1,255,000)	—	—	—	(1,251,000)
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)	—	1,632,000	—	—	—	(1,632,000)	—	—	(1,632,000)
Cash dividends declared, net ($0.10 per share)	—	—	—	—	—	(2,640,000)	—	—	(2,640,000)
Accrual of dividend equivalents, net of reversal ($0.10 per share)	—	—	—	—	—	(129,000)	—	—	(129,000)
Net loss	—	—	—	—	—	(21,874,000)	—	—	(21,874,000)
Balance as of January 31, 2022	100,000	$101,867,000	41,553,244	$4,155,000	$612,780,000	$292,778,000	15,033,317	$(441,849,000)	$467,864,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)

	Six months ended January 31, 2022 and 2021
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of July 31, 2020	—	$—	39,924,439	$3,992,000	$569,891,000	$417,265,000	15,033,317	$(441,849,000)	$549,299,000
Equity-classified stock award compensation	—	—	—	—	1,986,000	—	—	—	1,986,000
Proceeds from issuance of employee stock purchase plan shares	—	—	31,122	3,000	366,000	—	—	—	369,000
Issuance of restricted stock	—	—	35,975	4,000	(4,000)	—	—	—	—
Net settlement of stock-based awards	—	—	68,441	7,000	(1,348,000)	—	—	—	(1,341,000)
Cash dividends declared, net ($0.20 per share)	—	—	—	—	—	(4,988,000)	—	—	(4,988,000)
Accrual of dividend equivalents, net of reversal ($0.20 per share)	—	—	—	—	—	(191,000)	—	—	(191,000)
Adoption of current expected credit loss standard	—	—	—	—	—	(215,000)	—	—	(215,000)
Net loss	—	—	—	—	—	(81,635,000)	—	—	(81,635,000)
Balance as of January 31, 2021	—	$—	40,059,977	$4,006,000	$570,891,000	$330,236,000	15,033,317	$(441,849,000)	$463,284,000

Balance as of July 31, 2021	—	$—	41,281,812	$4,128,000	$605,439,000	$333,001,000	15,033,317	$(441,849,000)	$500,719,000
Equity-classified stock award compensation	—	—	—	—	2,904,000	—	—	—	2,904,000
CEO transition costs related to equity-classified stock-based awards (See Note 1)	—	—	—	—	7,388,000	—	—	—	7,388,000
Proceeds from issuance of employee stock purchase plan shares	—	—	21,676	2,000	452,000	—	—	—	454,000
Issuance of restricted stock	—	—	132,854	13,000	(13,000)	—	—	—	—
Net settlement of stock-based awards	—	—	116,902	12,000	(3,390,000)	—	—	—	(3,378,000)
Issuance of convertible preferred stock	100,000	100,000,000	—	—	—	—	—	—	—
Convertible preferred stock issuance costs	—	(4,007,000)	—	—	—	—	—	—	—
Establishment of initial convertible preferred stock purchase option liability	—	(1,005,000)	—	—	—	—	—	—	—
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)	—	6,879,000	—	—	—	(6,879,000)	—	—	(6,879,000)
Cash dividends declared, net ($0.20 per share)	—	—	—	—	—	(5,269,000)	—	—	(5,269,000)
Accrual of dividend equivalents, net of reversal ($0.20 per share)	—	—	—	—	—	(217,000)	—	—	(217,000)
Net loss	—	—	—	—	—	(27,858,000)	—	—	(27,858,000)
Balance as of January 31, 2022	100,000	$101,867,000	41,553,244	$4,155,000	$612,780,000	$292,778,000	15,033,317	$(441,849,000)	$467,864,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended January 31,

	2022	2021
Cash flows from operating activities:
Net loss	$(27,858,000)	(81,635,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	4,575,000	5,009,000
Amortization of intangible assets with finite lives	10,698,000	10,361,000
Amortization of stock-based compensation	2,904,000	1,986,000
CEO transition costs related to equity-classified stock-based awards	7,388,000	—
Amortization of deferred financing costs	405,000	368,000
Change in fair value of convertible preferred stock purchase option liability	(702,000)	—
Changes in other liabilities	(2,066,000)	(3,756,000)
(Gain) / loss on disposal of property, plant and equipment	(147,000)	29,000
Provision for allowance for doubtful accounts	12,000	204,000
Provision for excess and obsolete inventory	2,241,000	2,444,000
Deferred income tax benefit	(2,049,000)	(287,000)
Other	—	(225,000)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	19,337,000	(23,736,000)
Inventories	(12,157,000)	(1,772,000)
Prepaid expenses and other current assets	602,000	2,124,000
Other assets	(765,000)	(115,000)
Accounts payable	(4,501,000)	14,481,000
Accrued expenses and other current liabilities	7,028,000	(6,734,000)
Contract liabilities	12,617,000	15,210,000
Other liabilities, non-current	(3,443,000)	3,687,000
Interest payable	(56,000)	102,000
Income taxes payable	(4,512,000)	(1,117,000)
Net cash provided by (used in) operating activities	9,551,000	(63,372,000)
Cash flows from investing activities:
Payment for acquisition of CGC, net of cash acquired	—	(750,000)
Purchases of property, plant and equipment	(8,811,000)	(3,686,000)
Net cash used in investing activities	(8,811,000)	(4,436,000)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	100,000,000	—
Net (payments) borrowings of long-term debt under Credit Facility	(86,500,000)	58,500,000
Remittance of employees' statutory tax withholding for stock awards	(4,724,000)	(2,740,000)
Cash dividends paid on common stock	(5,755,000)	(5,237,000)
Payment of convertible preferred stock issuance costs	(4,007,000)	—
Payment of deferred financing costs	(140,000)	—
Repayment of principal amounts under finance lease liabilities	(11,000)	(28,000)
Proceeds from issuance of employee stock purchase plan shares	454,000	369,000
Net cash (used in) provided by financing activities	(683,000)	50,864,000
Net increase (decrease) in cash and cash equivalents	57,000	(16,944,000)
Cash and cash equivalents at beginning of period	30,861,000	47,878,000
Cash and cash equivalents at end of period	$30,918,000	30,934,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six months ended January 31,

	2022	2021
Supplemental cash flow disclosures:
Cash paid (received) during the period for:
Interest	$2,101,000	3,208,000
Income taxes, net	$1,205,000	(991,000)

Non-cash investing and financing activities:
Unpaid additions to property, plant and equipment	$2,904,000	1,132,000

Cash dividends declared on common stock but unpaid (including accrual of dividend equivalents)	$2,857,000	2,686,000

Issuance of restricted stock	$13,000	4,000

Accrued remittance of employees' statutory tax withholdings	$1,250,000	—

Establishment of initial convertible preferred stock purchase option liability	$1,005,000	—

Adjustment to reflect redemption value of convertible preferred stock	$6,879,000	—

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and its subsidiaries ("Comtech," "we," "us," or "our") as of and for the three and six months ended January 31, 2022 and 2021 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

    Impact of Coronavirus Disease 2019 Pandemic ("COVID-19") and Global Supply Chain Constraints on Our Business

Since March 2020, we conducted most of our non-production related operations using remote working arrangements, curtailed most business travel, and established social distancing safeguards. Both COVID-19 and the related global supply chain constraints have impacted our business, operating results and financial condition, as well as the operations and financial performance of many of the customers and suppliers in industries that we serve. We have experienced order and production delays, disruptions in component availability and pricing, lower levels of factory utilization and higher logistics and operational costs. Although such business conditions are expected to persist for most of our fiscal 2022, and may carry into fiscal 2023, we believe that our long-term fundamentals remain strong and that our business is well-positioned for growth once the aftershocks of the pandemic subside.

CEO Transition Costs

On December 31, 2021, our Board of Directors appointed Michael D. Porcelain as Chief Executive Officer (“CEO”). Prior to that, Mr. Porcelain served as our President and Chief Operating Officer (“COO”). Also, on January 3, 2022, Mr. Porcelain was appointed to our Board of Directors, along with Wendi Carpenter and Mark Quinlan. CEO transition costs were $13,554,000 and all expensed in the three and six months ended January 31, 2022. Of such amount, $10,304,000 related to Mr. Kornberg's severance payments and benefits upon termination of his employment; the remainder related to Mr. Kornberg agreeing to serve as a Senior Technology Advisor for a minimum of two years. Of the total CEO transition costs of $13,554,000, $7,388,000 relates to the amortization of equity-classified stock-based awards.

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

We are accounting for the acquisition under the acquisition method of accounting in accordance with FASB ASC 805, "Business Combinations" ("ASC 805"). The purchase price was allocated to the assets acquired and liabilities assumed, based on their preliminary fair value as of March 2, 2021 pursuant to the business combination accounting rules. Acquisition plan expenses were not included as a component of consideration transferred and were expensed in the period incurred. Our condensed consolidated statements of operations for the three and six months ended January 31, 2022 include a nominal amount of revenue contribution from the acquisition. Pro forma financial information is not disclosed, as the acquisition is not material.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in connection with the acquisition:

	Purchase Price Allocation (1)
Initial upfront payment	$23,979,000
Hold-back amount	4,991,000
Contingent earn-out consideration	8,500,000
Preliminary purchase price at fair value	$37,470,000
Preliminary allocation of aggregate purchase price:
Cash and cash equivalents	$1,391,000
Current assets	1,367,000
Property, plant and equipment	10,000
Deferred tax assets	310,000
Contract liabilities	(648,000)
Accrued warranty obligations	(750,000)
Other current liabilities	(1,175,000)
Non-current liabilities	(160,000)
Net tangible assets at preliminary fair value	$345,000
Identifiable intangibles, deferred taxes and goodwill:		Estimated Useful Lives
Technology	$15,300,000	15 years
Customer relationships	15,500,000	15 years
Trade name	800,000	20 years
Deferred tax liabilities	(8,374,000)
Goodwill	13,899,000	Indefinite
Preliminary allocation of aggregate purchase price	$37,470,000

(1) As reported in the Company's Quarterly Report on Form 10-Q for the three months ended October 31, 2021.

The acquired identifiable intangible assets are being amortized on a straight-line basis, which we believe approximates the pattern in which the assets are utilized over their estimated useful lives. The preliminary fair value of customer relationships was estimated primarily based on the value of the discounted cash flows that the related intangible asset could be expected to generate in the future. The preliminary fair value of technology and trade name was estimated based on the discounted capitalization of royalty expense saved because we now own the assets. The preliminary estimated fair value of contingent earn-out consideration represents the present value of the estimated amount payable, based on a probability-weighted amount of net sales, as defined, during the earn-out period, which reflects significant management estimates and assumptions using unobservable Level 3 inputs, including: (i) possible outcomes for targeted net sales during the earn-out period; (ii) timing of each possible outcome; (iii) probability of each possible outcome; and (vi) discount rate reflecting the credit risk of the Company. Among the factors contributing to the recognition of goodwill, as a component of the purchase price allocation, were synergies in products and technologies and the addition of a skilled, assembled workforce. This goodwill has been assigned to our Commercial Solutions segment based on specific identification and is generally not deductible for income tax purposes.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Acquisition Plan Expenses

During the three and six months ended January 31, 2021, we incurred acquisition plan expenses of $3,357,000 and $94,540,000, respectively. Of the amount recorded for the six months ended January 31, 2021, $88,343,000 related to the previously announced litigation and merger termination with Gilat Satellite Networks, Ltd. ("Gilat"), including $70,000,000 paid in cash to Gilat. The remaining costs primarily related to the April 2021 settlement of litigation associated with the 2019 acquisition of GD NG-911 as well as our acquisition of UHP, which closed in March 2021. Additionally, during the six months ended January 31, 2021, we recorded $1,178,000 of incremental interest expense related to a now terminated financing commitment letter.

(3)     Adoption of Accounting Standards and Updates

We are required to prepare our condensed consolidated financial statements in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") which is the source for all authoritative U.S. generally accepted accounting principles, which are commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs"). During the six months ended January 31, 2022, we adopted:

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

	Three months ended January 31,		Six months ended January 31,
	2022	2021	2022	2021
United States
U.S. government	27.1%	44.2%	28.6%	38.8%
Domestic	47.6%	33.9%	48.0%	37.6%
Total United States	74.7%	78.1%	76.6%	76.4%

International	25.3%	21.9%	23.4%	23.6%
Total	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales are sales to Verizon Communications Inc. ("Verizon"), which accounted for 11.1% and 11.4% of consolidated net sales for the three and six months ended January 31, 2022, respectively, and 10.0% and 11.1% of consolidated net sales for the three and six months ended January 31, 2021, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10.0% of consolidated net sales for the three and six months ended January 31, 2022 and 2021.

The following tables summarize our disaggregation of revenue consistent with information reviewed by our Chief Operating Decision Maker ("CODM") for the three and six months ended January 31, 2022 and 2021. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors which impact our business:

	Three months ended January 31, 2022			Six months ended January 31, 2022
	Commercial Solutions	Government Solutions	Total	Commercial Solutions	Government Solutions	Total
Geographical region and customer type
U.S. government	$12,254,000	20,297,000	$32,551,000	$23,288,000	44,432,000	$67,720,000
Domestic	50,563,000	6,757,000	57,320,000	101,783,000	12,092,000	113,875,000
Total United States	62,817,000	27,054,000	89,871,000	125,071,000	56,524,000	181,595,000

International	18,460,000	12,050,000	30,510,000	35,140,000	20,405,000	55,545,000
Total	$81,277,000	39,104,000	$120,381,000	$160,211,000	76,929,000	$237,140,000
Contract type
Firm fixed-price	$81,155,000	32,212,000	$113,367,000	$159,875,000	62,594,000	$222,469,000
Cost reimbursable	122,000	6,892,000	7,014,000	336,000	14,335,000	14,671,000
Total	$81,277,000	39,104,000	$120,381,000	$160,211,000	76,929,000	$237,140,000
Transfer of control
Point in time	$28,597,000	19,202,000	$47,799,000	$52,797,000	35,765,000	$88,562,000
Over time	52,680,000	19,902,000	72,582,000	107,414,000	41,164,000	148,578,000
Total	$81,277,000	39,104,000	$120,381,000	$160,211,000	76,929,000	$237,140,000

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

The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on our Condensed Consolidated Balance Sheet. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. For certain contracts with provisions that are intended to protect customers in the event we do not satisfy our performance obligations, billings occur subsequent to revenue recognition, resulting in unbilled receivables. Under ASC 606, unbilled receivables constitute contract assets. There were no material impairment losses recognized on contract assets during the six months ended January 31, 2022 and 2021, respectively. On large long-term contracts, and for contracts with international customers that do not do business with us regularly, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to-date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract. Under the typical payment terms for our contracts accounted for at a point in time, costs are accumulated in inventory until the time of billing, which generally coincides with revenue recognition. Of the contract liability balance at July 31, 2021 and July 31, 2020, $35,517,000 and $24,320,000 was recognized as revenue during the six months ended January 31, 2022 and 2021, respectively.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under indefinite delivery / indefinite quantity ("IDIQ") contracts. As of January 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $611,056,000 (which represents the amount of our consolidated funded backlog). We estimate that a substantial portion of our remaining performance obligations at January 31, 2022 will be completed and recognized as revenue during the next twenty-four month period, with the rest thereafter. During the three and six months ended January 31, 2022, revenue recognized from performance obligations satisfied, or partially satisfied, in previous periods (for example due to changes in the transaction price) was not material.

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

As of January 31, 2022 and July 31, 2021, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

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

There were no repurchases of our common stock during the three or six months ended January 31, 2022 or 2021. See Note (18) - "Stockholders’ Equity" for more information.

Weighted average stock options, RSUs and restricted stock outstanding of 1,467,000 and 1,496,000 for the three months ended January 31, 2022 and 2021, respectively, and 1,498,000 and 1,515,000 for the six months ended January 31, 2022 and 2021, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 273,000 and 237,000 weighted average performance shares outstanding for the three months ended January 31, 2022 and 2021, respectively, and 258,000 and 235,000 for the six months ended January 31, 2022 and 2021, respectively, as the performance conditions have not yet been satisfied. However, the numerator for EPS calculations for each respective period is reduced by the compensation expense related to these awards.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Weighted average common shares of 477,000 and 409,000 related to our acquisition of UHP in March 2021 were not included in our diluted EPS calculation for the three and six months ended January 31, 2022, respectively, because their effect would have been anti-dilutive.

Weighted average common shares of 4,158,000 and 2,358,000 underlying the assumed conversion of Convertible Preferred Stock, on an if-converted basis, were not included in our diluted EPS calculation for the three and six months ended January 31, 2022, respectively, because their effect would have been anti-dilutive. As a result, the numerator for our basic and diluted EPS calculation for the three and six months ended January 31, 2022 is the respective net loss attributable to common stockholders.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended January 31,		Six months ended January 31,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(21,874,000)	4,205,000	$(27,858,000)	(81,635,000)
Convertible preferred stock issuance costs	—	—	(4,007,000)	—
Establishment of initial convertible preferred stock purchase option liability	—	—	(1,005,000)	—
Dividend on convertible preferred stock	(1,632,000)	—	(1,867,000)	—
Net loss attributable to common stockholders	$(23,506,000)	4,205,000	$(34,737,000)	(81,635,000)

Denominator:
Denominator for basic calculation	26,472,000	25,337,000	26,449,000	25,321,000
Effect of dilutive securities:
Stock-based awards	—	83,000	—	—
Denominator for diluted calculation	26,472,000	25,420,000	26,449,000	25,321,000
As discussed further in Note (17) - "Convertible Preferred Stock," the Convertible Preferred Stock issued in October 2021 represents a "participating security" as defined in ASC 260. As a result, our EPS calculations for the three and six months ended January 31, 2022 were based on the two-class method. Given the net loss attributable to common stockholders for the three and six months ended January 31, 2022, there was no impact of applying the two-class method to our reported basic or diluted earnings per common share.

(7)     Accounts Receivable

Accounts receivable consist of the following at:

	January 31, 2022	July 31, 2021
Receivables from commercial and international customers	$75,095,000	86,890,000
Unbilled receivables from commercial and international customers	34,803,000	36,131,000
Receivables from the U.S. government and its agencies	29,079,000	33,381,000
Unbilled receivables from the U.S. government and its agencies	1,425,000	3,356,000
Total accounts receivable	140,402,000	159,758,000
Less allowance for doubtful accounts	1,635,000	1,648,000
Accounts receivable, net	$138,767,000	158,110,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unbilled receivables as of January 31, 2022 relate to contracts-in-progress for which revenue has been recognized, but for which we have not yet earned the right to bill the customer for work performed to-date. Under ASC 606, unbilled receivables constitute contract assets. Management estimates that a substantial portion of the amounts not yet billed at January 31, 2022 will be billed and collected within one year.

As of January 31, 2022, 21.7%, 15.2% and 14.7% of total accounts receivable related to the U.S. government (and its agencies), AT&T, Inc. and Verizon, respectively.

As of July 31, 2021, 23.0%, 12.7% and 12.1% of total accounts receivable related to the U.S. government and its agencies, AT&T, Inc. and Verizon, respectively.

(8)     Inventories

Inventories consist of the following at:

	January 31, 2022	July 31, 2021
Raw materials and components	$66,162,000	62,249,000
Work-in-process and finished goods	46,073,000	38,338,000
Total inventories	112,235,000	100,587,000
Less reserve for excess and obsolete inventories	21,961,000	20,229,000
Inventories, net	$90,274,000	80,358,000

As of January 31, 2022 and July 31, 2021, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $8,567,000 and $7,028,000, respectively, and the amount of inventory related to contracts from third-party commercial customers who outsource their manufacturing to us was $1,700,000 and $1,509,000, respectively.

(9)     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	January 31, 2022	July 31, 2021
Accrued wages and benefits	$31,774,000	26,367,000
Accrued warranty obligations	13,731,000	17,600,000
Accrued contract costs	13,930,000	12,750,000
Accrued acquisition-related costs	9,031,000	9,222,000
Accrued commissions and royalties	4,557,000	5,342,000
Accrued legal costs	2,470,000	2,854,000
Other	21,406,000	15,466,000
Accrued expenses and other current liabilities	$96,899,000	89,601,000

Accrued wages and benefits as of January 31, 2022 include $6,015,000 of CEO transition costs, of which $5,054,000 was paid in February 2022, with the remainder payable in equal monthly installments through December 31, 2023.

Accrued contract costs represent direct and indirect costs on contracts as well as estimates of amounts owed for invoices not yet received from vendors or reflected in accounts payable.

Accrued acquisition-related costs as of January 31, 2022 and July 31, 2021 include $9,000,000 and $8,705,000, respectively, of contingent earn-out consideration related to our acquisition of UHP. See Note (2) - “Acquisitions - UHP Networks Inc.” for further discussion.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other current liabilities as of January 31, 2022 include $5,768,000 of proxy solicitation costs (including legal and advisory fees) as a result of a now settled proxy contest initiated by a shareholder during the first quarter of fiscal 2022. The majority of such amount is expected to be settled over the remainder of fiscal 2022.

Accrued warranty obligations as of January 31, 2022 relate to estimated liabilities for assurance type warranty coverage that we provide to our customers. We generally provide warranty coverage for some of our products for a period of at least one year from the date of delivery. We record a liability for estimated warranty expense based on historical claims, product failure rates, consideration of contractual obligations, future costs to resolve software issues and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Changes in our accrued warranty obligations during the six months ended January 31, 2022 and 2021 were as follows:

	Six months ended January 31,
	2022	2021
Balance at beginning of period	$17,600,000	15,200,000
Provision for warranty obligations	587,000	2,329,000
Adjustments for changes in estimates	(2,500,000)	—
Charges incurred	(1,956,000)	(1,355,000)
Additions (in connection with acquisitions)	—	500,000
Balance at end of period	$13,731,000	16,674,000

During the six months ended January 31, 2022, we recorded a $2,500,000 benefit to cost of sales in our Commercial Solutions segment due to lower than expected warranty claims associated with previously acquired NG-911 technologies.

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

As of January 31, 2022, the amount outstanding under our Credit Facility was $114,500,000, which is reflected in the non-current portion of long-term debt on our Condensed Consolidated Balance Sheet. At January 31, 2022, we had $1,007,000 of standby letters of credit outstanding under our Credit Facility related to guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During the six months ended January 31, 2022, we had outstanding balances under the Credit Facility ranging from $100,000,000 to $212,000,000.

As of January 31, 2022, total net deferred financing costs related to the Credit Facility were $1,419,000 and are being amortized over the term of our Credit Facility through October 31, 2023.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Interest expense related to our Credit Facility, including amortization of deferred financing costs, recorded during the three months ended January 31, 2022 and 2021 was $981,000 and $1,414,000, respectively. Interest expense related to our Credit Facility, including amortization of deferred financing costs, recorded during the six months ended January 31, 2022 and 2021 was $2,474,000 and $2,525,000, respectively. Our blended interest rate approximated 3.40% and 2.73%, respectively, for the three months ended January 31, 2022 and 2021 and approximated 3.10% and 2.71%, respectively, for the six months ended January 31, 2022 and 2021.

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

As of January 31, 2022, our Secured Leverage Ratio was 1.95x TTM Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of January 31, 2022 was 11.91x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA. Given our expected future business performance, we anticipate maintaining compliance with the terms and financial covenants in our Credit Facility for the foreseeable future.

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

Certain of our facility lease agreements (which are classified as operating leases) contain rent holidays or rent escalation clauses. For rent holidays and rent escalation clauses during the lease term, we record rental expense on a straight-line basis over the term of the lease. As of January 31, 2022, none of our leases contained a residual value guarantee and covenants included in our lease agreements are customary for the types of facilities and equipment being leased.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of lease expense are as follows:

	Three months ended January 31,		Six months ended January 31,
	2022	2021	2022	2021
Finance lease expense:
Amortization of ROU assets	$3,000	16,000	$7,000	28,000
Interest on lease liabilities	—	1,000	—	2,000
Operating lease expense	2,940,000	2,861,000	5,864,000	5,349,000
Short-term lease expense	117,000	255,000	211,000	502,000
Variable lease expense	1,142,000	1,190,000	2,318,000	2,154,000
Sublease income	(16,000)	(16,000)	(33,000)	(33,000)
Total lease expense	$4,186,000	4,307,000	$8,367,000	8,002,000

Additional information related to leases is as follows:

	Six months ended January 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases - Operating cash outflows	$5,850,000	$5,050,000
Finance leases - Operating cash outflows	—	2,000
Finance leases - Financing cash outflows	11,000	28,000
ROU assets obtained in the exchange for lease liabilities (non-cash):
Operating leases	$14,812,000	$25,663,000

The following table is a reconciliation of future cash flows relating to operating and financing lease liabilities presented on our Condensed Consolidated Balance Sheet as of January 31, 2022:

	Operating	Finance	Total
Remainder of fiscal 2022	$5,985,000	5,000	$5,990,000
Fiscal 2023	10,090,000	4,000	10,094,000
Fiscal 2024	8,856,000	—	8,856,000
Fiscal 2025	8,301,000	—	8,301,000
Fiscal 2026	6,826,000	—	6,826,000
Thereafter	29,240,000	—	29,240,000
Total future undiscounted cash flows	69,298,000	9,000	69,307,000
Less: Present value discount	10,875,000	1,000	10,876,000
Lease liabilities	$58,423,000	8,000	$58,431,000

Weighted-average remaining lease terms (in years)	8.92	1.01
Weighted-average discount rate	3.40%	6.68%

We lease our Melville, New York production facility from a partnership controlled by the non-executive Chairman of our Board of Directors. Lease payments made during the six months ended January 31, 2022 and 2021 were $333,000 and $329,000, respectively. The current lease provides for our use of the premises as they exist through December 2031. The annual rent of the facility for calendar year 2022 is $685,000 and is subject to customary adjustments. We have a right of first refusal in the event of a sale of the facility.

As of January 31, 2022, we do not have any material rental commitments that have not commenced.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(12)     Income Taxes

At January 31, 2022 and July 31, 2021, total unrecognized tax benefits were $9,521,000 and $9,172,000, respectively, including interest of $223,000 and $163,000, respectively. At January 31, 2022 and July 31, 2021, $3,204,000 and $2,717,000, respectively, of our unrecognized tax benefits were recorded as non-current income taxes payable on our Condensed Consolidated Balance Sheets. The remaining unrecognized tax benefits of $6,317,000 and $6,455,000 at January 31, 2022 and July 31, 2021, respectively, were presented as an offset to the associated non-current deferred tax assets on our Condensed Consolidated Balance Sheets. Of the total unrecognized tax benefits, $8,679,000 and $8,408,000 at January 31, 2022 and July 31, 2021, respectively, net of the reversal of the federal benefit recognized as a deferred tax asset relating to state reserves, would favorably impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our condensed consolidated financial statements. We do not expect that there will be any significant changes to our total unrecognized tax benefits within the next twelve months.

Our U.S. federal income tax returns for fiscal 2018 through 2020 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2017 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

(13)     Stock-Based Compensation

Overview

We issue stock-based awards to certain of our employees and our Board of Directors pursuant to our 2000 Stock Incentive Plan, as amended and/or restated from time to time (the "Plan") and our 2001 Employee Stock Purchase Plan, as amended and/or restated from time to time (the "ESPP"), and recognize related stock-based compensation in our condensed consolidated financial statements. The Plan provides for the granting to employees and consultants of Comtech (including prospective employees and consultants): (i) incentive and non-qualified stock options, (ii) restricted stock units ("RSUs"), (iii) RSUs with performance measures (which we refer to as "performance shares"), (iv) restricted stock, (v) stock units (reserved for issuance to non-employee directors) and share units (reserved for issuance to employees) (collectively, "share units") and (vi) stock appreciation rights ("SARs"), among other types of awards. Our non-employee directors, excluding our non-executive Chairman, are eligible to receive non-discretionary grants of stock-based awards, subject to certain limitations.

As of January 31, 2022, the aggregate number of shares of common stock which may be issued, pursuant to the Plan, may not exceed 10,962,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and employee purchases under the ESPP with the issuance of new shares of our common stock.

As of January 31, 2022, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 9,644,199 shares (net of 4,838,965 expired and canceled awards), of which an aggregate of 7,591,659 have been exercised or settled.

As of January 31, 2022, the following stock-based awards, by award type, were outstanding:

January 31, 2022
Stock options	1,005,935
Performance shares	341,652
RSUs, restricted stock and share units	704,953
Total	2,052,540

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our ESPP provides for the issuance of up to 1,050,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value on the first or last day of each calendar quarter, whichever is lower. Through January 31, 2022, we have cumulatively issued 916,447 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended January 31,		Six months ended January 31,
	2022	2021	2022	2021
Cost of sales	$76,000	59,000	$149,000	132,000
Selling, general and administrative expenses	1,836,000	1,158,000	2,608,000	1,700,000
Research and development expenses	71,000	70,000	147,000	154,000
Stock-based compensation expense	1,983,000	1,287,000	2,904,000	1,986,000
CEO transition costs related to equity-classified stock-based awards	7,388,000	—	7,388,000	—
Total stock-based compensation expense before income tax benefit	9,371,000	1,287,000	10,292,000	1,986,000
Estimated income tax benefit	(1,030,000)	(280,000)	(1,223,000)	(424,000)
Net stock-based compensation expense	$8,341,000	1,007,000	$9,069,000	1,562,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At January 31, 2022, unrecognized stock-based compensation of $10,024,000, net of estimated forfeitures of $895,000, is expected to be recognized over a weighted average period of 3.3 years. Total stock-based compensation capitalized and included in ending inventory at both January 31, 2022 and July 31, 2021 was $48,000. There are no liability-classified stock-based awards outstanding as of January 31, 2022 or July 31, 2021.

Of the selling, general and administrative expenses included in the table above, for both the three and six months ended January 31, 2022, $827,000 represents the amortization of stock-based compensation related to the retirement, in December 2021, of three, long-standing members of our Board of Directors.

Stock-based compensation expense, by award type, is summarized as follows:

	Three months ended January 31,		Six months ended January 31,
	2022	2021	2022	2021
Stock options	$364,000	97,000	$442,000	217,000
Performance shares	364,000	443,000	713,000	665,000
RSUs, restricted stock and share units	1,200,000	699,000	1,639,000	1,005,000
ESPP	55,000	48,000	110,000	99,000
Stock-based compensation expense	1,983,000	1,287,000	2,904,000	1,986,000
CEO transition costs related to equity-classified stock-based awards	7,388,000	—	7,388,000	—
Total stock-based compensation expense before income tax benefit	9,371,000	1,287,000	10,292,000	1,986,000
Estimated income tax benefit	(1,030,000)	(280,000)	(1,223,000)	(424,000)
Net stock-based compensation expense	$8,341,000	1,007,000	$9,069,000	1,562,000

ESPP stock-based compensation expense primarily relates to the 15% discount offered to participants in the ESPP.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability on our Condensed Consolidated Balance Sheet as of January 31, 2022 and July 31, 2021. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

Stock Options

The following table summarizes the Plan's activity:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2021	1,073,435	$25.76
Expired/canceled	(56,250)	27.59
Exercised	(1,220)	17.88
Outstanding at October 31, 2021	1,015,965	25.66
Expired/canceled	(10,030)	27.14
Outstanding at January 31, 2022	1,005,935	$25.65	2.46	$716,000

Exercisable at January 31, 2022	888,575	$26.68	1.68	$429,000

Vested and expected to vest at January 31, 2022	999,147	$25.70	2.42	$699,000

Stock options outstanding as of January 31, 2022 have exercise prices ranging from $17.88 - $33.94, representing the fair market value of our common stock on the date of grant, a contractual term of ten years and a vesting period of five years. The total intrinsic value relating to stock options exercised during the six months ended January 31, 2022 was $7,000. There were no stock options exercised during the six months ended January 31, 2021.

Performance Shares, RSUs, Restricted Stock and Share Unit Awards

The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2021	1,068,370	$21.93
Granted	228,161	26.81
Settled	(190,310)	23.97
Canceled/Forfeited	(40,880)	23.15
Outstanding at October 31, 2021	1,065,341	22.56
Granted	187,658	23.35
Settled	(191,238)	22.47
Canceled/Forfeited	(15,156)	21.88
Outstanding at January 31, 2022	1,046,605	$22.73	$21,277,000

Vested at January 31, 2022	444,490	$22.12	$9,036,000

Vested and expected to vest at January 31, 2022	1,009,648	$22.71	$20,526,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The total intrinsic value relating to fully-vested awards settled during the three and six months ended January 31, 2022 was $4,569,000 and $9,464,000, respectively. The total intrinsic value relating to fully-vested awards settled during the three and six months ended January 31, 2021 was $9,000 and $2,905,000, respectively.

The performance shares granted to employees principally vest over a three-year performance period, if pre-established performance goals are attained, or as specified pursuant to the Plan and related agreements. As of January 31, 2022, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level.

RSUs and restricted stock granted to non-employee directors prior to July 31, 2019 had a vesting period of three years and are convertible into shares of our common stock generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain circumstances. After July 31, 2019, such awards have a vesting period of five years. Also, restricted stock granted to our non-executive Chairman of the Board of Directors, pursuant to his Senior Technology Advisor consulting agreement, vests 1/12 on the date of grant and in eleven equal monthly installments thereafter.

RSUs granted to employees have a vesting period of five years and are convertible into shares of our common stock generally at the time of vesting, on a one-for-one basis for no cash consideration. Also, certain RSUs granted to our newly appointed CEO, pursuant to his employment agreement, vest over three years.

Share units granted prior to July 31, 2017 were vested when issued and are convertible into shares of our common stock, generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain circumstances. Share units granted on or after July 31, 2017 were granted to certain employees in lieu of non-equity incentive compensation and are convertible into shares of our common stock on the one-year anniversary of the respective grant date. Cumulatively, through January 31, 2022, 956,576 share units granted have been settled.

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

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of settlement of the underlying award. During the three and six months ended January 31, 2022, we accrued $129,000 and $217,000, respectively, of dividend equivalents (net of forfeitures) and paid out $210,000 and $525,000, respectively. Accrued dividend equivalents were recorded as a reduction to retained earnings. As of January 31, 2022 and July 31, 2021, accrued dividend equivalents were $577,000 and $884,000, respectively.

With respect to the actual settlement of stock-based awards for income tax reporting, during the three and six months ended January 31, 2022, we recorded an income tax benefit of $86,000 and $139,000, respectively, and during the three and six months ended January 31, 2021 we recorded income tax expense of $8,000 and $207,000, respectively.

(14)     Segment Information

Reportable operating segments are determined based on Comtech’s management approach. The management approach, as defined by FASB ASC 280 - "Segment Reporting" is based on the way that the CODM organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. Our CODM, for purposes of FASB ASC 280, is our Chief Executive Officer. In connection with our CEO leadership transition, our new CEO is currently evaluating his management approach to the business. At the moment, we are currently managing our business through the following reportable operating segments:

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

Our CODM primarily uses a metric that we refer to as Adjusted EBITDA to measure an operating segment’s performance and to make decisions about resources to be allocated. Our Adjusted EBITDA metric for the Commercial Solutions and Government Solutions segments do not consider any allocation of indirect expense, or any of the following: income taxes, interest (income) and other, change in fair value of the convertible preferred stock purchase option liability, write-off of deferred financing costs, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, estimated contract settlement costs, settlement of intellectual property litigation, acquisition plan expenses, restructuring costs, COVID-19 related costs, strategic emerging technology costs (for next-generation satellite technology), facility exit costs, CEO transition costs, proxy solicitation costs, strategic alternatives analysis expenses and other. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Any amounts shown in the Adjusted EBITDA calculation for our Commercial Solutions and Government Solutions segments are directly attributable to those segments. Our Adjusted EBITDA is also used by our management in assessing the Company's operating results. Although closely aligned, the Company's definition of Adjusted EBITDA is different than the Consolidated EBITDA (as such term is defined in our Credit Facility) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and, therefore, may not be comparable to similarly titled measures used by other companies.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Operating segment information, along with a reconciliation of segment net income (loss) and consolidated net income (loss) to Adjusted EBITDA is presented in the tables below:

	Three months ended January 31, 2022
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$81,277,000	39,104,000	—	$120,381,000
Operating income (loss)	$4,552,000	(196,000)	(28,946,000)	$(24,590,000)

Net income (loss)	$4,565,000	(108,000)	(26,331,000)	$(21,874,000)
Benefit from income taxes	(127,000)	—	(3,149,000)	(3,276,000)
Interest (income) and other	108,000	(88,000)	(50,000)	(30,000)
Change in fair value of convertible preferred stock purchase option liability	—	—	(398,000)	(398,000)
Interest expense	6,000	—	982,000	988,000
Amortization of stock-based compensation	—	—	1,983,000	1,983,000
Amortization of intangibles	4,260,000	1,089,000	—	5,349,000
Depreciation	1,944,000	339,000	51,000	2,334,000
CEO transition costs	—	—	13,554,000	13,554,000
Proxy solicitation costs	—	—	9,086,000	9,086,000
Restructuring costs	1,696,000	30,000	—	1,726,000
COVID-19 related costs	—	355,000	—	355,000
Adjusted EBITDA	$12,452,000	1,617,000	(4,272,000)	$9,797,000

Purchases of property, plant and equipment	$4,073,000	1,100,000	—	$5,173,000
Total assets at January 31, 2022	$740,126,000	228,018,000	26,710,000	$994,854,000

	Three months ended January 31, 2021
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$87,825,000	73,467,000	—	$161,292,000
Operating income (loss)	$9,371,000	5,460,000	(9,429,000)	$5,402,000

Net income (loss)	$9,283,000	5,695,000	(10,773,000)	$4,205,000
Provision for (benefit from) income taxes	217,000	(286,000)	(86,000)	(155,000)
Interest (income) and other	(129,000)	47,000	16,000	(66,000)
Interest expense	—	4,000	1,414,000	1,418,000
Amortization of stock-based compensation	—	—	1,287,000	1,287,000
Amortization of intangibles	4,286,000	509,000	—	4,795,000
Depreciation	1,934,000	443,000	80,000	2,457,000
Acquisition plan expenses	—	—	3,357,000	3,357,000
Restructuring costs	601,000	—	—	601,000
COVID-19 related costs	—	160,000	—	160,000
Adjusted EBITDA	$16,192,000	6,572,000	(4,705,000)	$18,059,000

Purchases of property, plant and equipment	$1,575,000	1,221,000	—	$2,796,000
Total assets at January 31, 2021	$672,209,000	240,618,000	33,768,000	$946,595,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six months ended January 31, 2022
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$160,211,000	76,929,000	—	$237,140,000
Operating income (loss)	$6,755,000	(1,610,000)	(36,250,000)	$(31,105,000)

Net income (loss)	$6,620,000	(1,259,000)	(33,219,000)	$(27,858,000)
Provision for (benefit from) income taxes	46,000	(631,000)	(4,744,000)	(5,329,000)
Interest (income) and other	83,000	166,000	(60,000)	189,000
Change in fair value of convertible preferred stock purchase option liability	—	—	(702,000)	(702,000)
Interest expense	6,000	114,000	2,475,000	2,595,000
Amortization of stock-based compensation	—	—	2,904,000	2,904,000
Amortization of intangibles	8,520,000	2,178,000	—	10,698,000
Depreciation	3,752,000	720,000	103,000	4,575,000
CEO transition costs	—	—	13,554,000	13,554,000
Proxy solicitation costs		—	11,248,000	11,248,000
Restructuring costs	2,509,000	(71,000)	—	2,438,000
COVID-19 related costs	—	1,029,000	—	1,029,000
Adjusted EBITDA	$21,536,000	2,246,000	(8,441,000)	$15,341,000

Purchases of property, plant and equipment	$6,768,000	2,043,000	—	$8,811,000
Total assets at January 31, 2022	$740,126,000	228,018,000	26,710,000	$994,854,000

	Six months ended January 31, 2021
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$169,627,000	126,883,000	—	$296,510,000
Operating income (loss)	$18,121,000	8,045,000	(106,480,000)	$(80,314,000)

Net income (loss)	$17,598,000	8,386,000	(107,619,000)	$(81,635,000)
Provision for (benefit from) income taxes	556,000	(412,000)	(2,538,000)	(2,394,000)
Interest (income) and other	(33,000)	7,000	26,000	—
Interest expense	—	64,000	3,651,000	3,715,000
Amortization of stock-based compensation	—	—	1,986,000	1,986,000
Amortization of intangibles	8,573,000	1,788,000	—	10,361,000
Depreciation	3,930,000	846,000	233,000	5,009,000
Acquisition plan expenses	(1,052,000)	—	95,592,000	94,540,000
Restructuring costs	601,000	—		601,000
COVID-19 related costs	—	160,000	—	160,000
Adjusted EBITDA	$30,173,000	10,839,000	(8,669,000)	$32,343,000

Purchases of property, plant and equipment	$1,964,000	1,642,000	80,000	$3,686,000
Total assets at January 31, 2021	$672,209,000	240,618,000	33,768,000	$946,595,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unallocated expenses result from corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs and also includes all of our amortization of stock-based compensation. During the three and six months ended January 31, 2021, we recorded $3,357,000 and $94,540,000, respectively of acquisition plan expenses, most of which were recorded in our unallocated expenses. See Note (2) - "Acquisitions" for further information. There were no such charges recorded in the three and six months ended January 31, 2022. During the three and six months ended January 31, 2022, we incurred $9,086,000 and $11,248,000, respectively, of proxy solicitation costs (including legal and advisory fees and costs associated with a related lawsuit) as a result of a now settled proxy contest initiated by a shareholder during the first quarter of fiscal 2022. Also, during the three and six months ended January 31, 2022, we expensed $13,554,000 of CEO transition costs. See Note (1) - "General - CEO Transition Costs" for a further discussion.

During the three and six months ended January 31, 2022, our Commercial Solutions segment recorded $1,696,000 and $2,509,000, respectively, of restructuring costs to streamline our operations, including costs related to the ongoing relocation of certain of our satellite earth station production facilities to a new 146,000 square foot facility in Chandler, Arizona. Similar restructuring costs of $601,000 were incurred during three and six months ended January 31, 2021. In addition, during the three and six months ended January 31, 2022, our Government Solutions segment recorded $355,000 and $1,029,000, respectively of incremental operating costs related to our antenna facility located in the United Kingdom due to the impact of the COVID-19 pandemic. Similar incremental operating costs of $160,000 were incurred during three and six months ended January 31, 2021.

Interest expense in the tables above primarily relates to our Credit Facility, and includes the amortization of deferred financing costs. See Note (10) - "Credit Facility" for further discussion. Interest expense for the six months ended January 31, 2021 includes $1,178,000 of incremental interest expense related to a now terminated financing commitment letter, as discussed in more detail in Note (2) - "Acquisitions."

Intersegment sales for the three months ended January 31, 2022 and 2021 by the Commercial Solutions segment to the Government Solutions segment were $934,000 and $944,000, respectively. Intersegment sales for the six months ended January 31, 2022 and 2021 by the Commercial Solutions segment to the Government Solutions segment were $2,066,000 and $1,795,000, respectively. There were nominal sales by the Government Solutions segment to the Commercial Solutions segment for these periods. All intersegment sales are eliminated in consolidation and are excluded from the tables above.

Unallocated assets at January 31, 2022 consist principally of cash and cash equivalents, income taxes receivable, corporate property, plant and equipment and deferred financing costs. The large majority of our long-lived assets are located in the U.S.

(15)     Goodwill

The following table represents goodwill by reportable operating segment, including the changes in the net carrying value of goodwill during the six months ended January 31, 2022:

	Commercial Solutions	Government Solutions	Total
Balance as of July 31, 2021	$270,389,000	77,309,000	$347,698,000
UHP acquisition	(6,000)	—	(6,000)
Balance as of January 31, 2022	$270,383,000	77,309,000	$347,692,000

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

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2022 (the start of our fiscal 2023). Also, as disclosed in Note (14) - "Segment Information," our new CEO is currently evaluating his management approach to the business. If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(16)     Intangible Assets

Intangible assets with finite lives are as follows:

	January 31, 2022
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$302,058,000	100,357,000	$201,701,000
Technologies	14.8	114,949,000	73,362,000	41,587,000
Trademarks and other	16.7	32,926,000	18,213,000	14,713,000
Total		$449,933,000	191,932,000	$258,001,000

	July 31, 2021
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$302,058,000	93,215,000	$208,843,000
Technologies	14.8	114,949,000	70,924,000	44,025,000
Trademarks and other	16.7	32,926,000	17,095,000	15,831,000
Total		$449,933,000	181,234,000	$268,699,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the three months ended January 31, 2022 and 2021 was $5,349,000 and $4,795,000, respectively. Amortization expense for the six months ended January 31, 2022 and 2021 was $10,698,000 and $10,361,000, respectively.

The estimated amortization expense consists of the following for the fiscal years ending July 31:

2022	$21,589,000
2023	21,781,000
2024	21,154,000
2025	21,041,000
2026	19,888,000

We review net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. Based on our last assessment, we believe that the carrying values of our net intangible assets were recoverable as of January 31, 2022. However, if business conditions deteriorate, we may be required to record impairment losses, and or increase the amortization of intangibles in the future. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

(17)     Convertible Preferred Stock

On October 18, 2021, we entered into a Subscription Agreement (the “Subscription Agreement”) with certain affiliates and related funds of White Hat Capital Partners LP and Magnetar Capital LLC (collectively, the “Investors”), relating to the issuance and sale of up to 125,000 shares of a new series of the Company's Series A Convertible Preferred Stock, par value $0.10 per share (the “Convertible Preferred Stock”), for an aggregate purchase price of up to $125,000,000, or $1,000 per share. On October 19, 2021 (the “Initial Closing Date”), pursuant to the terms of the Subscription Agreement, the Investors purchased an aggregate of 100,000 shares of Convertible Preferred Stock (the “Initial Issuance”) for an aggregate purchase price of $100,000,000. The Investors have a one-time option exercisable at any time on or prior to March 31, 2023 to purchase additional shares of Convertible Preferred Stock for an aggregate purchase price of $25,000,000. This purchase option is commonly referred to as a “Green Shoe” and together with the Initial Issuance, is collectively referred to as the “Issuance.”

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

We determined that our obligation to issue the Green Shoe at any time on or prior to March 31, 2023 meets the definition of a freestanding financial instrument that should be accounted for as a liability. As such, we established an initial convertible preferred stock purchase option liability of $1,005,000 and reduced the proceeds from the Initial Issuance by such amount. The liability will be remeasured to its estimated fair value each reporting period until such instrument is exercised or expires. Changes in its estimated fair value are recognized as a non-cash charge or benefit and presented on the condensed consolidated statement of operations. The estimated fair value of the convertible preferred stock purchase option liability was $303,000 as of January 31, 2022. During the three and six months ended January 31, 2022, we recorded benefits of $398,000 and $702,000, respectively for the remeasurement of the convertible preferred stock purchase option liability.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In accordance with ASC 480, "Distinguishing Liabilities from Equity," specifically ASC 480-10-S99-3A(2), SEC Staff Announcement: Classification and Measurement of Redeemable Securities, we have classified the Convertible Preferred Stock outside of permanent equity as temporary equity since the redemption of such shares is not solely within our control and we could be required by the holder to redeem the shares for cash or other assets, at their option. Upon the Initial Issuance, we recorded the Convertible Preferred Stock, net of issuance costs of $4,007,000 and net of the portion of such proceeds allocated to the convertible preferred stock purchase option liability described above, which resulted in an initial carrying value of the Convertible Preferred Stock less than its initial redemption value of $100,000,000. We have elected to adjust the carrying value of the Convertible Preferred Stock to its current redemption value of $101,867,000, which includes $1,318,000 of dividends paid in kind and $549,000 of accumulated and unpaid dividends. As such, an adjustment of $6,879,000 to increase the carrying value of the Convertible Preferred Stock was recorded against retained earnings during the six months ended January 31, 2022.

(18)     Stockholders’ Equity

Sale of Common Stock
On March 3, 2021, in connection with our acquisition of UHP, we filed a shelf registration statement with the SEC for the sale by the selling stockholder of UHP of up to 1,381,567 shares of our common stock. See Note (2) - "Acquisitions - UHP Networks Inc." for further information.

Common Stock Repurchase Program
On September 29, 2020, our Board of Directors authorized a new $100,000,000 stock repurchase program, which replaced our prior program. The new $100,000,000 stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases of our common stock during the six months ended January 31, 2022 or 2021.

Common Stock Dividends
Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount that was established by our Board of Directors. On October 4, 2021 and December 9, 2021, our Board of Directors declared a dividend of $0.10 per common share, which were paid on November 12, 2021 and February 18, 2022, respectively. On March 10, 2022, our Board of Directors declared a dividend of $0.10 per common share, payable on May 20, 2022 to stockholders of record at the close of business on April 20, 2022. Future dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval and certain voting rights of holders of our Series A Convertible Preferred Stock.

(19)    Legal Proceedings and Other Matters

Settled Litigation Related to the Convertible Preferred Stock Issuance
On October 25, 2021, Anthony Franchi (the “Plaintiff”) brought a putative class action in the Court of Chancery of the State of Delaware against the Company's current directors, the Company, White Hat Capital Partners LP (“White Hat”) and Magnetar Capital LLC (“Magnetar”), which was amended on November 1, 2021. On November 10, 2021, the parties filed a Stipulation and Proposed Order in the Franchi matter, pursuant to which, among other things, the parties agreed, and the court approved, that the Plaintiff’s claims that the Company's preliminary proxy omitted material information regarding the White Hat and Magnetar investments would be dismissed with prejudice and plaintiff’s claims that such investments included an implied voting agreement in connection with the 2021 Annual Stockholder Meeting would be dismissed without prejudice. While we disputed all of Plaintiff’s allegations and believed them to be without merit, we believed that entering into the aforementioned Stipulation and Proposed Order would avoid unnecessary litigation and is in the best interests of the Company's stockholders. The Company remains subject to certain pending liabilities and obligations in connection with the Stipulation and Proposed Order, which if not agreed to or resolved with Plaintiff, may result in future litigation. We do not believe the ultimate resolution of these matters will result in a material adverse effect on our consolidated results of operations and financial condition.

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

Employment Change of Control and Indemnification Agreements
We have an employment agreement and change of control agreement with Mr. Porcelain, our CEO and President, and member of our Board of Directors. We have also entered into change of control agreements with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of our Company or a termination of the employee.

Index
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, information relating to our future performance and financial condition, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include, among other things: the possibility that the expected synergies and benefits from recent acquisitions will not be fully realized, or will not be realized within the anticipated time periods; the risk that the acquired businesses will not be integrated with Comtech successfully; the possibility of disruption from recent acquisitions, making it more difficult to maintain business and operational relationships or retain key personnel; the risk that Comtech will be unsuccessful in implementing a tactical shift in its Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for its niche products with higher margins; the nature and timing of our receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements; changing customer demands and or procurement strategies; changes in prevailing economic and political conditions, including as a result of Russia's military incursion into Ukraine; changes in the price of oil in global markets; changes in foreign currency exchange rates; risks associated with Comtech's legal proceedings, customer claims for indemnification, and other similar matters; risks associated with our obligations under our Credit Facility; risks associated with our large contracts; risks associated with the COVID-19 pandemic and related supply chain disruptions; and other factors described in this and our other filings with the Securities and Exchange Commission ("SEC").

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

.

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

.

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

Impairment of Goodwill and Other Intangible Assets. As of January 31, 2022, total goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $347.7 million (of which $270.4 million relates to our Commercial Solutions segment and $77.3 million relates to our Government Solutions segment). Additionally, as of January 31, 2022, net intangibles recorded on our Condensed Consolidated Balance Sheet aggregated $258.0 million (of which $214.1 million relates to our Commercial Solutions segment and $43.9 million relates to our Government Solutions segment). Each of our two operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

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

.

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

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2022 (the start of our fiscal 2023). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangible assets with finite lives when an event occurs indicating the potential for impairment. We believe that the carrying values of our net intangible assets were recoverable as of January 31, 2022. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

.

Index
Significant judgment is required in determining income tax provisions and tax positions. We may be challenged upon review by the applicable taxing authority and positions taken by us may not be sustained. We recognize all or a portion of the benefit of income tax positions only when we have made a determination that it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position and other factors. For tax positions that are determined as more likely than not to be sustained upon examination, the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The development of valuation allowances for deferred tax assets and reserves for income tax positions requires consideration of timing and judgments about future taxable income, tax issues and potential outcomes, and are subjective critical estimates. A portion of our deferred tax assets consist of federal research and experimentation tax credit carryforwards, some of which was acquired in connection with prior acquisitions. No valuation allowance has been established on these deferred tax assets based on our evaluation that our ability to realize such assets has met the criteria of "more likely than not." We continuously evaluate additional facts representing positive and negative evidence in determining our ability to realize these deferred tax assets. In certain circumstances, the ultimate outcome of exposures and risks involves significant uncertainties. If actual outcomes differ materially from these estimates, they could have a material impact on our results of operations and financial condition.

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

.

Index
Business Outlook for Fiscal 2022
Second quarter highlights include:

•Consolidated net sales were $120.4 million, up 3.1% sequentially from the first quarter;

•GAAP net loss attributable to common stockholders was $23.5 million, and included $13.6 million of CEO leadership transition charges (of which $7.4 million related to amortization of stock-based awards) and $9.1 million related to our settled proxy contest, as discussed below;

•GAAP EPS loss of $0.89 and Non-GAAP EPS loss of $0.03;

•Adjusted EBITDA (a Non-GAAP financial measure discussed below) of $9.8 million, a 76.7% sequential increase;

•New bookings (also referred to as orders) of $102.9 million, a 19.2% sequential increase, resulting in a quarterly book-to-bill ratio of 0.86x (a measure defined as bookings divided by net sales);

•Backlog of $611.1 million as of January 31, 2022, compared to $628.5 million as of October 31, 2021;

•Revenue visibility of approximately $1.2 billion. We measure this revenue visibility as the sum of our $611.1 million backlog plus the total unfunded value of certain multi-year contracts that we have received and from which we expect future orders; and

•Cash flows from operating activities of $4.8 million despite making $2.8 million of cash payments for our settled proxy contest.

Non-GAAP financial measures discussed above are reconciled to the most directly comparable GAAP financial measures in the table included in the below section "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended January 31, 2022 and 2021" and "Comparison of the Results of Operations for the Six Months Ended January 31, 2022 and 2021."

On December 31, 2021, our Board of Directors appointed Michael D. Porcelain as Chief Executive Officer (“CEO”). Prior to that, Mr. Porcelain served as our President and Chief Operating Officer (“COO”). Also, on January 3, 2022, Mr. Porcelain was appointed to our Board of Directors, along with Wendi Carpenter and Mark Quinlan. CEO transition costs were $13.6 million and all expensed in the three and six months ended January 31, 2022. Of such amount, $10.3 million related to Mr. Kornberg's severance payments and benefits upon termination of his employment; the remainder related to Mr. Kornberg agreeing to serve as a Senior Technology Advisor for a minimum of two years. Of the total CEO transition costs of $13.6 million, $7.4 million relates to the amortization of equity-classified stock-based awards. During the three and six months ended January 31, 2022, we also incurred $9.1 million and $11.2 million, respectively, of proxy solicitation costs.

The second quarter of fiscal year 2022 was transformative for Comtech. We have new leadership, welcomed new independent members to our Board of Directors, furthered plans to deploy the proceeds of our $100.0 million strategic growth investment, and continued to solidify our position as a leading solutions provider in our two key end-markets: Next Generation 911 Public Safety and Satellite and Space Communications. Both are at the beginning of a long-term investment and upgrade cycle, and the demand environment, despite short-term headwinds, for our products remains strong.

Although we are optimistic about the future, we know that we face short-term challenges and continued uncertainties in the second half of our fiscal 2022. The repercussions of the military conflict between Russia and Ukraine are significant. For Comtech, the current conflict is directly impacting short-term elements of our sales pipelines. Certain customers have paused procurement and deployment of satellite and troposcatter communication systems, and instead began purchasing war-fighting equipment, such as anti-tank missiles and other “lethal equipment.” The U.S. defense budget, and defense budgets worldwide, are now being adjusted in real-time to reflect the priorities of war and changing European geopolitics.

Given the economic sanctions against Russia and the daily evolution of the situation on the ground, we are assuming no new sales to Russia for the remainder of fiscal 2022, which translates into roughly a $5.0 million reduction in order flow. We are actively hiring new employees to replace certain support activities previously conducted in Russia. In addition, we have asset exposure (primarily cash and accounts receivables) of approximately $1.5 million.

.

Index
As indicated above, the Russia/Ukraine military conflict and geopolitical uncertainty in Europe have created a new set of pressures. For us, we have specifically changed our expectations related to bookings and revenues associated with large orders for our Comtech COMET™ troposcatter systems that were originally going to be deployed in one European country, which we are now disclosing as Ukraine. Funding was expected to be provided by the customer and the U.S. government. Despite ongoing and intense efforts to obtain immediate funding to deploy COMET™ and other satellite related systems, it has now become impossible for us to predict the timing or dollar amount of these awards for the remainder of fiscal 2022. Additionally, anticipated funding for other expected orders, including for our satellite and space communication products, has been shifted to other programs and/or temporarily delayed as a result of a change in defense spending priorities.

Like many other companies around the world, we are working around supply chain constraints that include component shortages and quality issues, as well as delays. Additionally, we are dealing with inflation. Freight costs were already impacted by COVID-19 issues and higher oil prices have not helped. Component prices are up significantly and freight costs, in some cases, have doubled.

In light of these developments and resulting challenges we have lowered our financial targets for fiscal 2022 and are now targeting consolidated net sales to approximate $520.0 million with Adjusted EBITDA approximating $50.0 million or 9.6% of expected sales. This compares to our prior financial targets which consisted of a revenue range of $580.0 million to $600.0 million and an Adjusted EBITDA range of $70.0 million to $76.0 million, respectively.

On a consolidated basis, financial performance during the second half of fiscal 2022 is still expected to improve versus the first half of fiscal 2022 with the fourth quarter still being the peak quarter of performance.

Our consolidated net sales in fiscal 2022 are anticipated to reflect a higher percentage of total Commercial Solutions segment sales due to strong demand for our public safety and location technology solutions, including work on our recent contracts to design, deploy and operate NG-911 services for the states of South Carolina and Pennsylvania, and incremental contributions from our fiscal 2021 acquisition of TDMA modem technologies. Sales in our Government Solutions segment are expected to decline year-over-year and reflect the impact of the recently completed withdrawal of U.S. troops from Afghanistan and other U.S. government program changes, as well as the impact of the Russia/Ukraine military conflict and geopolitical uncertainty in Europe on previously anticipated orders.

As global supply chain constraints have extended lead times for certain parts, we are closely monitoring our inventory needs and supplier base. We cautiously anticipate that supply chain constraints will begin to ease over the next several fiscal quarters; however, such timing could be impacted by the Russia/Ukraine military conflict and geopolitical uncertainty in Europe.

While we have been judicious, we have been investing in our future and will continue to do so. This includes making significant capital expenditures and building out cloud-based computer networks to support our previously announced NG-911 contract wins for the states of Pennsylvania, South Carolina and Arizona. We will also continue investments in capital equipment and building improvements in connection with the opening of a new 146,000 square foot facility in Chandler, Arizona and the establishment of a new 56,000 square foot facility in Basingstoke, United Kingdom. Although COVID-19 and supply chain issues have extended our original build-out schedule, both manufacturing centers are expected to support production of next-generation broadband satellite technology, and should be operational by early fiscal 2023. With respect to capital investments for these and other initiatives, we expect to spend approximately $30.0 million in fiscal 2022. In the first half of fiscal 2022, we have spent $8.8 million in property, plant and equipment.

GAAP operating income in fiscal 2022 will be impacted by greater than normal proxy solicitation costs, as well as CEO transition costs, as discussed above. In addition, our GAAP operating income in fiscal 2022 will be impacted by both start-up manufacturing expenses and restructuring costs associated with the opening of our two new high-volume technology manufacturing centers, as well as COVID-19 related costs. Global supply chain issues cause the amount and timing of these expenses difficult to predict. Because the amount and timing of these costs remains largely unpredictable, we are not providing GAAP operating income, GAAP net income or any GAAP EPS guidance or a reconciliation of our projected results to the most comparable GAAP measure, as such a reconciliation cannot be prepared without unreasonable effort. For the same reasons, we are unable to address the probable significance of the unavailable information, which could be material to future results.

On March 10, 2022, our Board of Directors declared a dividend of $0.10 per common share, payable on May 20, 2022 to stockholders of record at the close of business on April 20, 2022. Future common stock dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval and certain voting rights of holders of our Series A Convertible Preferred Stock.

.

Index
Additional information related to our Business Outlook for Fiscal 2022 and a definition and explanation of Adjusted EBITDA is included in the below section "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended January 31, 2022 and 2021" and "Comparison of the Results of Operations for the Six Months Ended January 31, 2022 and 2021."

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2022 AND 2021

Net Sales. Consolidated net sales were $120.4 million and $161.3 million for the three months ended January 31, 2022 and 2021, respectively, representing a decrease of $40.9 million, or 25.4%. The period-over-period decrease in net sales reflects lower net sales in both of our segments, as further discussed below.

Commercial Solutions
Net sales in our Commercial Solutions segment were $81.3 million for the three months ended January 31, 2022, as compared to $87.8 million for the three months ended January 31, 2021, a decrease of $6.5 million, or 7.4%. Our Commercial Solutions segment represented 67.5% of consolidated net sales for the three months ended January 31, 2022 as compared to 54.4% for the three months ended January 31, 2021. Our book-to-bill ratio (a measure defined as bookings divided by net sales) for this segment was 0.90x. Period-to-period fluctuations in bookings are normal for this segment.

Net sales in the three months ended January 31, 2022 of our satellite ground station technologies were lower than the three months ended January 31, 2021. This product line continues to be impacted by the COVID-19 pandemic's effect on customer demand, particularly in international markets, which historically represents a large majority of end-users for this product line. Our results for the second quarter of fiscal 2022 include nominal sales from our TDMA satellite networking technologies acquired on March 2, 2021.

We continue to monitor our inventory needs and navigate supply chain constraints which are impacting the timing of new orders, deliveries and installations. In addition, we expect to make no sales to Russian customers for the rest of fiscal 2022. As such, we expect sales of our satellite earth station products in fiscal 2022 to decline as compared to fiscal 2021.

Net sales in the three months ended January 31, 2022 of our public safety and location technology solutions were higher than the three months ended January 31, 2021, reflecting increased sales of our NG-911 services and location-based technology solutions.

As a result of the Omicron surge across Europe and the U.S. during the three months ended January 31, 2022, several opportunities were delayed. Nevertheless, we have a number of large opportunities in our pipeline and long-term demand for our products and services appears strong. We are awaiting funding on a large NG-911 contract that we have already been awarded (and which is not in our backlog) and remain in negotiations with several other potential customers. Timing of these awards are difficult to predict. Although public safety and location technology solutions have long sales cycles and are subject to difficult-to-predict changes in the overall procurement strategies of wireless carrier and NG-911 customers, we believe that sales of our NG-911 solutions will be higher than the amount we achieved in fiscal 2021.

Overall, based on expected new order flow, we expect that fiscal 2022 net sales for this segment will be lower than the amount we achieved in fiscal 2021. Bookings, sales and profitability in our Commercial Solutions segment can fluctuate from period-to-period due to many factors, including changes in the general business environment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Government Solutions
Net sales in our Government Solutions segment were $39.1 million for the three months ended January 31, 2022 as compared to $73.5 million for the three months ended January 31, 2021, a decrease of $34.4 million or 46.8%. Our Government Solutions segment represented 32.5% of consolidated net sales for the three months ended January 31, 2022 as compared to 45.6% for the three months ended January 31, 2021. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the three months ended January 31, 2022 was 0.76x. Period-to-period fluctuations in bookings are normal for this segment.

.

Index
Net sales for the second quarter of fiscal 2022 primarily reflect significantly lower sales of global field support services, advanced VSAT products and other programs to the U.S. Army, offset in part by higher sales of our satellite-based mobile communications and tracking systems, high reliability Electrical, Electronic and Electromechanical ("EEE") satellite-based space components and solid-state, high-power amplifiers. Net sales during the three months ended January 31, 2021 included performance on our 10-year, $211.0 million IDIQ contract awarded to us by a prime contractor to provide next-generation troposcatter systems in support of the U.S. Marine Corps. There were no corresponding sales in the second quarter of fiscal 2022, as we continue to expect the next round of funding on this IDIQ contract during the second half of fiscal 2022.

As result of the U.S. government’s decision to fully withdraw troops from Afghanistan and make certain program changes, we are expecting a decline in overall revenues in our Government Solutions segment in fiscal 2022, as compared to fiscal 2021. In addition, as a direct result of the Russia/Ukraine military conflict, we no longer expect to receive and ship a previously expected order to Ukraine. That customer had an immediate need for wireless communication services and has redirected procurement dollars to war-fighting equipment. We have a number of other international troposcatter orders that we expect to close soon, and we are expecting the fourth quarter of fiscal 2022 to benefit from such sales.

Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by our U.S. and international government customers. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the three months ended January 31, 2022 and 2021 are as follows:

	Three months ended January 31,
	2022	2021	2022	2021	2022	2021
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	15.1%	19.2%	51.9%	74.2%	27.1%	44.2%
Domestic	62.2%	54.6%	17.3%	9.1%	47.6%	33.9%
Total U.S.	77.3%	73.8%	69.2%	83.3%	74.7%	78.1%

International	22.7%	26.2%	30.8%	16.7%	25.3%	21.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales are sales to Verizon, which accounted for 11.1% and 10.0% of consolidated net sales for the three months ended January 31, 2022 and 2021, respectively.

International sales for the three months ended January 31, 2022 and 2021 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $30.5 million and $35.3 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for the three months ended January 31, 2022 and 2021.

Gross Profit. Gross profit was $45.9 million and $55.7 million for the three months ended January 31, 2022 and 2021, respectively. Gross profit, as a percentage of consolidated net sales, for the three months ended January 31, 2022 was 38.1% as compared to 34.5% for the three months ended January 31, 2021. The increase in gross margins primarily relates to overall favorable product mix. In addition, during the three months ended January 31, 2022, we recorded a $2.5 million benefit to cost of sales as we reduced a warranty accrual due to lower than expected warranty claims in our NG-911 product line. Our gross profit in both periods also reflects start-up costs associated with the opening of our new high-volume technology manufacturing centers, as well as increased costs resulting from the ongoing impacts of the COVID-19 pandemic. Gross profit, as a percentage of related segment net sales, is further discussed below.

.

Index
Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended January 31, 2022 was comparable to the three months ended January 31, 2021. The gross profit percentage in the most recent quarter primarily reflects changes in products and services mix and lower than expected warranty claims, as discussed above, as well as lower levels of factory utilization and higher logistics and operational costs resulting from global supply chain constraints.

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended January 31, 2022 increased in comparison to the three months ended January 31, 2021 and reflects changes in product and services mix in the most recent quarter, as discussed above. Also, during the three months ended January 31, 2022 and 2021, we incurred $0.4 million and $0.2 million, respectively, of incremental operating costs related to our antenna facility located in the United Kingdom due to the impact of the COVID-19 pandemic. Although operations in the United Kingdom have largely resumed, we continue to experience lingering impacts from COVID-19 and the shut-down in fiscal 2021.

Included in consolidated cost of sales for the three months ended January 31, 2022 and 2021 are provisions for excess and obsolete inventory of $1.1 million and $1.4 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends.

Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $29.8 million and $29.5 million for the three months ended January 31, 2022 and 2021, respectively. As a percentage of consolidated net sales, selling, general and administrative expenses were 24.8% and 18.3% for the three months ended January 31, 2022 and 2021, respectively.

During the three months ended January 31, 2022 and 2021, we incurred $1.7 million and $0.6 million, respectively, of restructuring costs to streamline our operations, including costs related to the ongoing relocation of certain of our satellite earth station production facilities to a new 146,000 square foot facility in Chandler, Arizona. Excluding restructuring costs, selling, general and administrative expenses for the three months ended January 31, 2022 and 2021 would have been $28.1 million, or 23.3% and $28.9 million, or 17.9%, respectively, of consolidated net sales. The increase in our selling, general and administrative expenses, as a percentage of consolidated net sales, is primarily due to lower consolidated net sales.

Our selling, general and administrative expenses incurred during the three months ended January 31, 2022 reflect higher labor costs associated with a tight global labor market, increased investments in marketing, including new social media activities and other investments we are making to achieve our long term business goals. Such spending is expected to continue during the second half of fiscal 2022.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $1.8 million in the three months ended January 31, 2022 as compared to $1.2 million in the three months ended January 31, 2021. Such amortization for the most recent quarter includes $0.8 million related to the retirement, in December 2021, of three, long-standing members of the Board of Directors. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Research and Development Expenses. Research and development expenses were $12.6 million and $12.7 million for the three months ended January 31, 2022 and 2021, respectively. As a percentage of consolidated net sales, research and development expenses were 10.5% and 7.9% for the three months ended January 31, 2022 and 2021, respectively.

For the three months ended January 31, 2022 and 2021, research and development expenses of $11.5 million and $10.3 million, respectively, related to our Commercial Solutions segment, and $1.0 million and $2.3 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.1 million in both the three months ended January 31, 2022 and 2021 related to the amortization of stock-based compensation expense.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended January 31, 2022 and 2021, customers reimbursed us $2.7 million and $3.9 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales.

.

Index

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $5.3 million (of which $4.3 million was for the Commercial Solutions segment and $1.0 million was for the Government Solutions segment) for the three months ended January 31, 2022 and $4.8 million (of which $4.3 million was for the Commercial Solutions segment and $0.5 million was for the Government Solutions segment) for the three months ended January 31, 2021.

Proxy Solicitation Costs. During the three months ended January 31, 2022, we incurred $9.1 million of proxy solicitation costs (including legal and advisory fees and costs associated with a related lawsuit) in our Unallocated segment as a result of a now settled proxy contest initiated by a shareholder during the first quarter of fiscal 2022. There were no similar costs in the comparable period of the prior year. During the most recent fiscal quarter, we entered into a Cooperation Agreement with such shareholder and do not expect to incur significant proxy solicitation costs during the remainder of fiscal 2022.

CEO Transition Costs. On December 31, 2021, our Board of Directors appointed Mr. Porcelain as CEO. Prior to that, Mr. Porcelain served as our President and COO. Also, on January 3, 2022, Mr. Porcelain was appointed to our Board of Directors, along with Wendi Carpenter and Mark Quinlan. CEO transition costs were $13.6 million and all expensed in our Unallocated segment in the three months ended January 31, 2022. Of such amount, $10.3 million related to our former CEO's severance payments and benefits upon termination of his employment; the remainder related to our former CEO agreeing to serve as a Senior Technology Advisor for a minimum of two years. There were no similar costs in the comparable period of the prior year.

Acquisition Plan Expenses. During the three months ended January 31, 2021, we incurred $3.4 million of acquisition plan expenses in our Unallocated segment related to the acquisition of TDMA satellite networking technologies and to GD NG-911 acquisition-related litigation. There were no similar costs incurred during the three months ended January 31, 2022.

Operating Income (Loss). Operating loss for the three months ended January 31, 2022 was $24.6 million as compared to operating income of $5.4 million for the three months ended January 31, 2021. Operating income (loss) by reportable segment is shown in the table below:

	Three months ended January 31,
	2022	2021	2022	2021	2022	2021	2022	2021
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$4.6	9.4	(0.2)	5.5	(28.9)	(9.4)	$(24.6)	5.4
Percentage of related net sales	5.7%	10.7%	NA	7.5%	NA	NA	NA	3.3%

Our GAAP operating loss of $24.6 million for the three months ended January 31, 2022 reflects: (i) $13.6 million of CEO transition costs; (ii) $9.1 million of proxy solicitation costs; (iii) $1.7 million of restructuring costs; and (iv) $0.4 million of incremental operating costs due to the impact of COVID-19, as discussed above. Excluding such items, our consolidated operating income for the three months ended January 31, 2022 would have been $0.1 million. Our GAAP operating income of $5.4 million for the three months ended January 31, 2021 reflects: (i) $3.4 million of acquisition plan expenses; (ii) $0.6 million of restructuring costs; and (iii) $0.2 million of incremental operating costs due to the impact of COVID-19, as discussed above. Excluding such items, our consolidated operating income for the three months ended January 31, 2021 would have been $9.5 million, or 5.9% of consolidated net sales. The decrease in operating income from $9.5 million to $0.1 million in the most recent quarter was primarily due to lower consolidated net sales, offset in part by a higher gross profit percentage, as discussed above. Operating income (loss) by reportable segment is further discussed below.

The decrease in our Commercial Solutions segment operating income, both in dollars and as a percentage of related segment net sales, for the three months ended January 31, 2022 was driven primarily by lower net sales, higher restructuring costs and higher research and development expenses, offset in part by a benefit from lower than expected warranty claims during the most recent quarter, as discussed above.

The decrease in our Government Solutions segment operating income for the three months ended January 31, 2022 was driven primarily by lower net sales, offset in part by a higher gross profit percentage and lower research and development expenses during the most recent quarter, as discussed above.

.

Index
The increase in unallocated expenses for the three months ended January 31, 2022 as compared to the three months ended January 31, 2021 was primarily due to CEO transition costs, proxy solicitation costs and higher amortization of stock-based compensation expense due to retiring directors during the most recent quarter, offset in part by not having acquisition plan expenses in the three months ended January 31, 2022, as discussed above. Excluding the impact of CEO transition costs, proxy solicitation costs, the higher amortization of stock-based compensation expense, and acquisition plan expenses in their respective periods, unallocated expenses would have been $5.4 million and $6.0 million, respectively, for the three months ended January 31, 2022 and 2021.

It is difficult to predict GAAP operating results in fiscal 2022, as it will be impacted by both start-up expenses and restructuring costs associated with the opening of Comtech’s new high-volume technology manufacturing centers and COVID-19 related costs.

Interest Expense and Other. Interest expense was $1.0 million $1.4 million for the three months ended January 31, 2022 and 2021, respectively. Our effective interest rate (including amortization of deferred financing costs) in the three months ended January 31, 2022 was approximately 3.4%. Our current cash borrowing rate (which excludes the amortization of deferred financing costs) under our existing Credit Facility approximates 1.9%.

Interest (Income) and Other. Interest (income) and other for both the three months ended January 31, 2022 and 2021 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Change in Fair Value of Convertible Preferred Stock Purchase Option Liability. During the three months ended January 31, 2022, we recorded a $0.4 million non-cash benefit from the remeasurement of the convertible preferred stock purchase option liability. See "Notes to Condensed Consolidated Financial Statements - Note (17) - Convertible Preferred Stock" for more information.

Benefit from Income Taxes. Our income tax provision or benefit is computed by applying an estimated annual effective tax rate for the full fiscal year to “ordinary” income or loss for the reporting period (“ordinary” is generally defined as pre-tax income or loss excluding significant, unusual or infrequently occurring discrete tax items). For the three months ended January 31, 2022 and 2021, we recorded a tax benefit of $3.3 million and $0.2 million, respectively. Our effective tax rate (excluding discrete tax items) for the three months ended January 31, 2022 and 2021 was 19.75% and 17.0%, respectively. The increase is primarily due to expected product and geographical mix changes reflected in our Business Outlook for Fiscal 2022.

For purposes of determining our 19.75% estimated annual effective tax rate for fiscal 2022, CEO transition costs and proxy solicitation costs are considered significant, unusual or infrequently occurring discrete tax items and are excluded from the computation of our effective tax rate.

During the three months ended January 31, 2022, we recorded a net discrete tax benefit of $3.3 million, primarily related to proxy solicitation costs and the deductible portion of CEO transition costs. During the three months ended January 31, 2021, we recorded a net discrete tax benefit of $0.8 million, primarily related to updating our effective tax rate for the fiscal year, as well as the finalization of certain tax accounts in connection with the filing of our fiscal 2020 Canadian income tax returns.

Our U.S. federal income tax returns for fiscal 2018 through 2020 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2017 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net (Loss) Income Attributable to Common Stockholders. During the three months ended January 31, 2022, consolidated net loss attributable to common stockholders was $23.5 million as compared to net income attributable to common stockholders of $4.2 million during the three months ended January 31, 2021.

.

Index
Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the three months ended January 31, 2022 and 2021 are shown in the table below (numbers in the table may not foot due to rounding):

	Three months ended January 31,
	2022	2021	2022	2021	2022	2021	2022	2021
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$4.6	9.3	(0.1)	5.7	(26.3)	(10.8)	$(21.9)	4.2
(Benefit from) provision for income taxes	(0.1)	0.2	—	(0.3)	(3.1)	(0.1)	(3.3)	(0.2)
Interest (income) and other	0.1	(0.1)	(0.1)	—	(0.1)	—	—	(0.1)
Change in fair value of convertible preferred stock purchase option liability	—	—	—	—	(0.4)	—	(0.4)	—
Interest expense	—	—	—	—	1.0	1.4	1.0	1.4
Amortization of stock-based compensation	—	—	—	—	2.0	1.3	2.0	1.3
Amortization of intangibles	4.3	4.3	1.1	0.5	—	—	5.3	4.8
Depreciation	1.9	1.9	0.3	0.4	0.1	0.1	2.3	2.5
CEO transition costs	—	—	—	—	13.6	—	13.6	—
Proxy solicitation costs	—	—	—	—	9.1	—	9.1	—
Restructuring costs	1.7	0.6	—	—	—	—	1.7	0.6
COVID-19 related costs	—	—	0.4	0.2	—	—	0.4	0.2
Acquisition plan expenses	—	—	—	—	—	3.4	—	3.4
Adjusted EBITDA	$12.5	16.2	1.6	6.6	(4.3)	(4.7)	$9.8	18.1
Percentage of related net sales	15.4%	18.5%	4.1%	9.0%	NA	NA	8.1%	11.2%

The decrease in consolidated Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, for the three months ended January 31, 2022 as compared to the three months ended January 31, 2021 is primarily attributable to lower consolidated net sales, partially offset by a higher gross profit percentage, as discussed above.

The decrease in our Commercial Solutions segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, is primarily due to lower net sales and higher research and development expenses, as discussed above.

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

.

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

Our Adjusted EBITDA is a Non-GAAP measure that represents earnings (loss) before income taxes, interest (income) and other, change in fair value of the convertible preferred stock purchase option liability, write-off of deferred financing costs, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, estimated contract settlement costs, settlement of intellectual property litigation, acquisition plan expenses, restructuring costs, COVID-19 related costs, strategic emerging technology costs (for next-generation satellite technology), facility exit costs, CEO transition costs, proxy solicitation costs, strategic alternatives analysis expenses and other. Our definition of Adjusted EBITDA may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is also a measure frequently requested by our investors and analysts. We believe that investors and analysts may use Adjusted EBITDA, along with other information contained in our SEC filings, in assessing our performance and comparability of our results with other companies. Our Non-GAAP measures reflect the GAAP measures as reported, adjusted for certain items as described herein and also excludes the effects of our outstanding convertible preferred stock.

These Non-GAAP financial measures have limitations as an analytical tool as they exclude the financial impact of transactions necessary to conduct our business, such as the granting of equity compensation awards, and are not intended to be an alternative to financial measures prepared in accordance with GAAP. These measures are adjusted as described in the reconciliation of GAAP to Non-GAAP in the tables presented herein, but these adjustments should not be construed as an inference that all of these adjustments or costs are unusual, infrequent or non-recurring. Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures determined in accordance with GAAP. Investors are advised to carefully review the GAAP financial results that are disclosed in our SEC filings. We have not quantitatively reconciled our fiscal 2022 Adjusted EBITDA target to the most directly comparable GAAP measure because items such as stock-based compensation, adjustments to the provision for income taxes, amortization of intangibles and interest expense, which are specific items that impact these measures, have not yet occurred, are out of our control, or cannot be predicted. For example, quantification of stock-based compensation expense requires inputs such as the number of shares granted and market price that are not currently ascertainable. Accordingly, reconciliations to the Non-GAAP forward looking metrics are not available without unreasonable effort and such unavailable reconciling items could significantly impact our financial results.

Reconciliations of our GAAP consolidated operating (loss) income, net (loss) income attributable to common stockholders and net (loss) income per diluted common share for the three months ended January 31, 2022 and 2021 to the corresponding Non-GAAP measures are shown in the tables below (numbers and per share amounts in the tables may not foot due to rounding). Non-GAAP net (loss) income attributable to common stockholders and net (loss) income per diluted common share reflect Non-GAAP provisions for income taxes based on year-to-date results, as adjusted for the Non-GAAP reconciling items included in the tables below. We evaluate our Non-GAAP effective income tax rate on an ongoing basis, and it can change from time to time. Our Non-GAAP effective income tax rate can differ materially from our GAAP effective income tax rate.

.

Index

	Three months ended January 31, 2022
($ in millions, except for per share amount)	Operating (Loss) Income	Net Loss Attributable to Common Stockholders	Net Loss per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(24.6)	$(23.5)	$(0.89)
Adjustments to reflect redemption value of convertible preferred stock	—	1.6	0.06
CEO transition costs	13.6	13.0	0.49
Proxy solicitation costs	9.1	7.0	0.27
Restructuring costs	1.7	1.4	0.05
COVID-19 related costs	0.4	0.3	0.01
Changed in fair value of convertible preferred stock purchase option liability	—	(0.4)	(0.02)
Net discrete tax benefit	—	(0.1)	(0.01)
Non-GAAP measures	$0.1	$(0.7)	$(0.03)

	Three months ended January 31, 2021
($ in millions, except for per share amount)	Operating Income	Net Income	Net Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$5.4	$4.2	$0.17
Acquisition plan expenses	3.4	2.8	0.11
Restructuring costs	0.6	0.5	0.02
COVID-19 related costs	0.2	0.1	0.01
Net discrete tax benefit	—	(0.8)	(0.03)
Non-GAAP measures	$9.5	$6.8	$0.27

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2022 AND 2021

Net Sales. Consolidated net sales were $237.1 million and $296.5 million for the six months ended January 31, 2022 and 2021, respectively, representing a decrease of $59.4 million, or 20.0%. The period-over-period decrease in net sales reflects lower net sales in both of our segments, as further discussed below.

Commercial Solutions
Net sales in our Commercial Solutions segment were $160.2 million for the six months ended January 31, 2022, as compared to $169.6 million for the six months ended January 31, 2021, a decrease of $9.4 million, or 5.5%. Our Commercial Solutions segment represented 67.6% of consolidated net sales for the six months ended January 31, 2022 as compared to 57.2% for the six months ended January 31, 2021. Our book-to-bill ratio (a measure defined as bookings divided by net sales) for this segment was 0.84x. Period-to-period fluctuations in bookings are normal for this segment.

Net sales in the six months ended January 31, 2022 of our satellite ground station technologies were lower than the six months ended January 31, 2021. This product line continues to be impacted by the COVID-19 pandemic's effect on customer demand, particularly in international markets, which historically represents a large majority of end-users for this product line. Our results for the first half of fiscal 2022 include nominal sales from our TDMA satellite networking technologies acquired on March 2, 2021.

We continue to monitor our inventory needs and navigate supply chain constraints which are impacting the timing of new orders, deliveries and installations. In addition, we expect to make no sales to Russian customers for the rest of fiscal 2022. As such, we expect sales of our satellite earth station products in fiscal 2022 to decline as compared to fiscal 2021.

.

Index
Net sales in the six months ended January 31, 2022 of our public safety and location technology solutions were higher than the six months ended January 31, 2021, reflecting increased sales of our NG-911 services and location-based technology solutions.

As a result of the Omicron surge across Europe and the U.S. during the six months ended January 31, 2022, several opportunities were delayed. Nevertheless, we have a number of large opportunities in our pipeline and long-term demand for our products and services appears strong. We are awaiting funding on a large NG-911 contract that we have already been awarded (and which is not in our backlog) and remain in negotiations with several other potential customers. Timing of these awards are difficult to predict. Although public safety and location technology solutions have long sales cycles and are subject to difficult-to-predict changes in the overall procurement strategies of wireless carrier and NG-911 customers, we believe that sales of our NG-911 solutions will be higher than the amount we achieved in fiscal 2021.

Overall, based on expected new order flow, we expect that fiscal 2022 net sales for this segment will be lower than the amount we achieved in fiscal 2021. Bookings, sales and profitability in our Commercial Solutions segment can fluctuate from period-to-period due to many factors, including changes in the general business environment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Government Solutions
Net sales in our Government Solutions segment were $76.9 million for the six months ended January 31, 2022 as compared to $126.9 million for the six months ended January 31, 2021, a decrease of $50.0 million or 39.4%. Our Government Solutions segment represented 32.4% of consolidated net sales for the six months ended January 31, 2022 as compared to 42.8% for the six months ended January 31, 2021. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the six months ended January 31, 2022 was 0.72x. Period-to-period fluctuations in bookings are normal for this segment.

Net sales for the first half of fiscal 2022 primarily reflect significantly lower sales of global field support services, advanced VSAT products and other programs to the U.S. Army, offset in part by higher sales of our satellite-based mobile communications and tracking systems, high reliability EEE satellite-based space components and solid-state, high-power amplifiers. Net sales during the six months ended January 31, 2021 included performance on our 10-year, $211.0 million IDIQ contract awarded to us by a prime contractor to provide next-generation troposcatter systems in support of the U.S. Marine Corps. There were no corresponding sales in the first half of fiscal 2022, as we continue to expect the next round of funding on this IDIQ contract during the second half of fiscal 2022.

As result of the U.S. government’s decision to fully withdraw troops from Afghanistan and make certain program changes, we are expecting a decline in overall revenues in our Government Solutions segment in fiscal 2022, as compared to fiscal 2021. In addition, as a direct result of the Russia/Ukraine military conflict and geopolitical uncertainty in Europe, we no longer expect to receive and ship a previously expected order to Ukraine. That customer had an immediate need for wireless communication services and has redirected procurement dollars to war-fighting equipment. We have a number of other international troposcatter orders that we expect to close soon, and we are expecting the fourth quarter of fiscal 2022 to benefit from such sales.

Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by our U.S. and international government customers. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the six months ended January 31, 2022 and 2021 are as follows:

	Six months ended January 31,
	2022	2021	2022	2021	2022	2021
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	14.5%	15.5%	57.8%	70.1%	28.6%	38.8%
Domestic	63.5%	57.3%	15.7%	11.1%	48.0%	37.6%
Total U.S.	78.0%	72.8%	73.5%	81.2%	76.6%	76.4%

International	22.0%	27.2%	26.5%	18.8%	23.4%	23.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

.

Index
Sales to U.S. government customers include sales to the DoD, intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales are sales to Verizon, which accounted for 11.4% and 11.1% of consolidated net sales for the six months ended January 31, 2022 and 2021, respectively.

International sales for the six months ended January 31, 2022 and 2021 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $55.5 million and $69.9 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for the six months ended January 31, 2022 and 2021.

Gross Profit. Gross profit was $87.6 million and $105.9 million for the six months ended January 31, 2022 and 2021, respectively. Gross profit, as a percentage of consolidated net sales, for the six months ended January 31, 2022 was 36.9% as compared to 35.7% for the six months ended January 31, 2021. The increase in gross margins primarily relates to overall favorable product mix. In addition, during the six months ended January 31, 2022, we recorded a $2.5 million benefit to cost of sales as we reduced a warranty accrual due to lower than expected warranty claims in our NG-911 product line. Our gross profit in both periods also reflects start-up costs associated with the opening of our new high-volume technology manufacturing centers, as well as increased costs resulting from the ongoing impacts of the COVID-19 pandemic. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for the six months ended January 31, 2022 decreased slightly in comparison to the six months ended January 31, 2021. The gross profit percentage in the most recent six-month period primarily reflects changes in products and services mix and lower than expected warranty claims, as discussed above, as well as lower levels of factory utilization and higher logistics and operational costs resulting from global supply chain constraints.

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for the six months ended January 31, 2022 decreased in comparison to the six months ended January 31, 2021 and reflects changes in products and services mix, as discussed above. Also, during the six months ended January 31, 2022 and 2021, we incurred $1.0 million and $0.2 million, respectively, of incremental operating costs related to our antenna facility located in the United Kingdom due to the impact of the COVID-19 pandemic. Although operations in the United Kingdom have largely resumed, we continue to experience lingering impacts from COVID-19 and the shut-down in fiscal 2021.

Included in consolidated cost of sales for the six months ended January 31, 2022 and 2021 are provisions for excess and obsolete inventory of $2.2 million and $2.4 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends.

Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $58.1 million and $57.0 million for the six months ended January 31, 2022 and 2021, respectively. As a percentage of consolidated net sales, selling, general and administrative expenses were 24.5% and 19.2% for the six months ended January 31, 2022 and 2021, respectively.

During the six months ended January 31, 2022 and 2021, we incurred $2.4 million and $0.6 million, respectively, of restructuring costs to streamline our operations, including costs related to the ongoing relocation of certain of our satellite earth station production facilities to a new 146,000 square foot facility in Chandler, Arizona. Excluding restructuring costs, selling, general and administrative expenses for the six months ended January 31, 2022 and 2021 would have been $55.7 million or 23.5% and $56.4 million or 19.0%, respectively, of consolidated net sales. The increase in our selling, general and administrative expenses, as a percentage of consolidated net sales, is primarily due to lower consolidated net sales.

Our selling, general and administrative expenses incurred during the six months ended January 31,2022 reflect higher labor costs associated with a tight global labor market, increased investments in marketing, including new social media activities and other investments we are making to achieve our long term business goals. Such spending is expected to continue during the second half of fiscal 2022.

.

Index

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $2.6 million in the six months ended January 31, 2022 as compared to $1.7 million in the six months ended January 31, 2021. Such amortization for the six months ended January 31, 2022 includes $0.8 million related to the retirement, in December 2021, of three, long-standing members of the Board of Directors. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Research and Development Expenses. Research and development expenses were $25.1 million and $24.3 million for the six months ended January 31, 2022 and 2021, respectively, representing an increase of $0.8 million, or 3.3%. As a percentage of consolidated net sales, research and development expenses were 10.6% and 8.2% for the six months ended January 31, 2022 and 2021, respectively.

For the six months ended January 31, 2022 and 2021, research and development expenses of $22.7 million and $19.7 million, respectively, related to our Commercial Solutions segment and $2.2 million and $4.4 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.2 million in both the six months ended January 31, 2022 and 2021 related to the amortization of stock-based compensation expense.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the six months ended January 31, 2022 and 2021, customers reimbursed us $5.3 million and $7.2 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $10.7 million (of which $8.5 million was for the Commercial Solutions segment and $2.2 million was for the Government Solutions segment) for the six months ended January 31, 2022 and $10.4 million (of which $8.6 million was for the Commercial Solutions segment and $1.8 million was for the Government Solutions segment) for the six months ended January 31, 2021.

Proxy Solicitation Costs. During the six months ended January 31, 2022, we incurred $11.2 million of proxy solicitation costs (including legal and advisory fees and costs associated with a related lawsuit) in our Unallocated segment as a result of a now settled proxy contest initiated by a shareholder during the first quarter of fiscal 2022. There were no similar costs in the comparable period of the prior year. During the most recent fiscal quarter, we entered into a Cooperation Agreement with such shareholder and do not expect to incur significant proxy solicitation costs during the remainder of fiscal 2022.

CEO Transition Costs. On December 31, 2021, our Board of Directors appointed Mr. Porcelain as CEO. Prior to that, Mr. Porcelain served as our President and COO. Also, on January 3, 2022, Mr. Porcelain was appointed to our Board of Directors, along with Wendi Carpenter and Mark Quinlan. CEO transition costs were $13.6 million and all expensed in our Unallocated segment in the six months ended January 31, 2022. Of such amount, $10.3 million related to our former CEO's severance payments and benefits upon termination of his employment; the remainder related to our former CEO agreeing to serve as a Senior Technology Advisor for a minimum of two years. There were no similar costs in the comparable period of the prior year.

Acquisition Plan Expenses. During the six months ended January 31, 2021, we incurred $94.5 million of acquisition plan expenses, of which $88.3 million related to the previously announced litigation and merger termination with Gilat, including $70.0 million paid in cash to Gilat. The remaining costs primarily related to the acquisition of TDMA satellite networking technologies and to GD NG-911 acquisition-related litigation. These expenses are primarily recorded in our Unallocated segment. There were no similar costs incurred during the six months ended January 31, 2022.

Operating Income (Loss). Operating loss for the six months ended January 31, 2022 and 2021 was $31.1 million and $80.3 million, respectively. Operating income (loss) by reportable segment is shown in the table below:

	Six months ended January 31,
	2022	2021	2022	2021	2022	2021	2022	2021
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$6.8	18.1	(1.6)	8.0	(36.3)	(106.5)	$(31.1)	(80.3)
Percentage of related net sales	4.2%	10.7%	NA	6.3%	NA	NA	NA	NA

.

Index
Our GAAP operating loss of $31.1 million for the six months ended January 31, 2022 reflects: (i) $13.6 million of CEO transition costs; (ii) $11.2 million of proxy solicitation costs; (iii) $2.4 million of restructuring costs; and (iv) $1.0 million of incremental operating costs due to the impact of COVID-19, as discussed above. Excluding such items, our consolidated operating loss for the six months ended January 31, 2022 would have been $2.8 million. Our GAAP operating loss of $80.3 million for the six months ended January 31, 2021 reflects: (i) $94.5 million of acquisition plan expenses; (ii) $0.6 million of restructuring costs; and (iii) $0.2 million of incremental operating costs due to the impact of COVID-19, as discussed above. Excluding such items, our consolidated operating income for the six months ended January 31, 2021 would have been $15.0 million, or 5.1% of consolidated net sales. The decrease in operating income from $15.0 million for the six months ended January 31, 2021 to an operating loss of $2.8 million for the six months ended January 31, 2022 was primarily due to lower consolidated net sales, as discussed above. Operating income (loss) by reportable segment is further discussed below.

The decrease in our Commercial Solutions segment operating income, both in dollars and as a percentage of the related segment net sales, for the six months ended January 31, 2022 was driven primarily by lower net sales and gross profit percentage and higher research and development expenses, as discussed above.

The decrease in our Government Solutions segment operating income for the six months ended January 31, 2022 was driven primarily by lower net sales and gross profit percentage, partially offset by lower research and development expenses, as discussed above.

The decrease in unallocated expenses for the six months ended January 31, 2022 as compared to the six months ended January 31, 2021 was primarily due to no acquisition plan expenses incurred during the most recent six-month period, partially offset by CEO transition costs and proxy solicitation costs during the six months ended January 31, 2022, as discussed above. Amortization of stock-based compensation was $2.9 million and $2.0 million, respectively, for the six months ended January 31, 2022 and 2021. Stock-based compensation expense for the six months ended January 31, 2022 includes $0.8 million related to the retirement of three, long-standing Board members. Excluding the impact of CEO transition costs, proxy solicitation costs, the higher amortization of stock-based compensation expense and acquisition plan expenses in their respective periods, unallocated expenses would have been $10.7 million and $10.9 million, respectively, for the six months ended January 31, 2022 and 2021.

It is difficult to predict GAAP operating results in fiscal 2022 as it will be impacted by both start-up expenses and restructuring costs associated with the opening of Comtech’s new high-volume technology manufacturing centers and COVID-19 related costs.

Interest Expense and Other. Interest expense was $2.6 million and $3.7 million for the six months ended January 31, 2022 and 2021, respectively. Interest expense for the six months ended January 31, 2021 includes $1.2 million of incremental interest expense related to a now terminated financing commitment letter. Our effective interest rate (including amortization of deferred financing costs) in the six months ended January 31, 2022 was approximately 3.1%. Our current cash borrowing rate (which excludes the amortization of deferred financing costs) under our existing Credit Facility approximates 1.9%.

Interest (Income) and Other. Interest (income) and other for both the six months ended January 31, 2022 and 2021 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Change in Fair Value of Convertible Preferred Stock Purchase Option Liability. During the six months ended January 31, 2022, we recorded a $0.7 million non-cash benefit from the remeasurement of the convertible preferred stock purchase option liability. See "Notes to Condensed Consolidated Financial Statements - Note (17) - Convertible Preferred Stock" for more information.

Benefit from Income Taxes. Our income tax provision or benefit is computed by applying an estimated annual effective tax rate for the full fiscal year to “ordinary” income or loss for the reporting period (“ordinary” is generally defined as pre-tax income or loss excluding significant, unusual or infrequently occurring discrete tax items). For the six months ended January 31, 2022 and 2021, we recorded a tax benefit of $5.3 million and $2.4 million, respectively. Our effective tax rate (excluding discrete tax items) for the six months ended January 31, 2022 and 2021 was 19.75% and 17.0%, respectively. The increase is primarily due to expected product and geographical mix changes reflected in our Business Outlook for Fiscal 2022.

For purposes of determining our 19.75% estimated annual effective tax rate for fiscal 2022, CEO transition costs and proxy solicitation costs are considered significant, unusual or infrequently occurring discrete tax items and are excluded from the computation of our effective tax rate.

.

Index

During the six months ended January 31, 2022, we recorded a net discrete tax benefit of $3.7 million, primarily related to proxy solicitation costs and the deductible portion of CEO transition costs. During the six months ended January 31, 2021, we recorded a net discrete tax benefit of less than $0.1 million.

Our U.S. federal income tax returns for fiscal 2018 through 2020 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2017 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Loss Attributable to Common Stockholders. During the six months ended January 31, 2022 and 2021, consolidated net loss attributable to common stockholders was $34.7 million and $81.6 million, respectively.

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the six months ended January 31, 2022 and 2021 are shown in the table below (numbers in the table may not foot due to rounding):

	Six months ended January 31,
	2022	2021	2022	2021	2022	2021	2022	2021
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$6.6	17.6	(1.3)	8.4	(33.2)	(107.6)	$(27.9)	(81.6)
Provision for (benefit from) income taxes	—	0.6	(0.6)	(0.4)	(4.7)	(2.5)	(5.3)	(2.4)
Interest (income) and other	0.1	—	0.2	—	(0.1)	—	0.2	—
Change in fair value of convertible preferred stock purchase option liability	—	—	—	—	(0.7)	—	(0.7)	—
Interest expense	—	—	0.1	0.1	2.5	3.7	2.6	3.7
Amortization of stock-based compensation	—	—	—	—	2.9	2.0	2.9	2.0
Amortization of intangibles	8.5	8.6	2.2	1.8	—	—	10.7	10.4
Depreciation	3.8	3.9	0.7	0.8	0.1	0.2	4.6	5.0
CEO transition costs	—	—	—	—	13.6	—	13.6	—
Proxy solicitation costs	—	—	—	—	11.2	—	11.2	—
Restructuring costs	2.5	0.6	(0.1)	—	—	—	2.4	0.6
COVID-19 related costs	—	—	1.0	0.2	—	—	1.0	0.2
Acquisition plan expenses	—	(1.1)	—	—	—	95.6	—	94.5
Adjusted EBITDA	$21.5	30.2	2.2	10.8	(8.4)	(8.7)	$15.3	32.3
Percentage of related net sales	13.4%	17.8%	2.9%	8.5%	NA	NA	6.5%	10.9%

The decrease in consolidated Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, for the six months ended January 31, 2022 as compared to the six months ended January 31, 2021 is primarily attributable to lower consolidated net sales, as discussed above.

The decrease in our Commercial Solutions segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales is primarily due to lower net sales and gross profit percentage and higher research and development expenses, as discussed above.

The decrease in our Government Solutions segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales is primarily due to lower net sales and gross profit percentage, partially offset by lower research and development expenses, as discussed above.

Because our consolidated Adjusted EBITDA, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment as well as unallocated spending, it is inherently difficult to forecast.

.

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

Our Adjusted EBITDA is a Non-GAAP measure that represents earnings (loss) before income taxes, interest (income) and other, change in fair value of the convertible preferred stock purchase option liability, write-off of deferred financing costs, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, estimated contract settlement costs, settlement of intellectual property litigation, acquisition plan expenses, restructuring costs, COVID-19 related costs, strategic emerging technology costs (for next-generation satellite technology), facility exit costs, CEO transition costs, proxy solicitation costs, strategic alternatives analysis expenses and other. Our definition of Adjusted EBITDA may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is also a measure frequently requested by our investors and analysts. We believe that investors and analysts may use Adjusted EBITDA, along with other information contained in our SEC filings, in assessing our performance and comparability of our results with other companies. Our Non-GAAP measures reflect the GAAP measures as reported, adjusted for certain items as described herein and also excludes the effects of our outstanding convertible preferred stock.

These Non-GAAP financial measures have limitations as an analytical tool as they exclude the financial impact of transactions necessary to conduct our business, such as the granting of equity compensation awards, and are not intended to be an alternative to financial measures prepared in accordance with GAAP. These measures are adjusted as described in the reconciliation of GAAP to Non-GAAP in the tables presented herein, but these adjustments should not be construed as an inference that all of these adjustments or costs are unusual, infrequent or non-recurring. Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures determined in accordance with GAAP. Investors are advised to carefully review the GAAP financial results that are disclosed in our SEC filings. We have not quantitatively reconciled our fiscal 2022 Adjusted EBITDA target to the most directly comparable GAAP measure because items such as stock-based compensation, adjustments to the provision for income taxes, amortization of intangibles and interest expense, which are specific items that impact these measures, have not yet occurred, are out of our control, or cannot be predicted. For example, quantification of stock-based compensation expense requires inputs such as the number of shares granted and market price that are not currently ascertainable. Accordingly, reconciliations to the Non-GAAP forward looking metrics are not available without unreasonable effort and such unavailable reconciling items could significantly impact our financial results.

.

Index
Reconciliations of our GAAP consolidated operating (loss) income, net (loss) income attributable to common stockholders and net (loss) income per diluted common share for the six months ended January 31, 2022 and 2021 to the corresponding Non-GAAP measures are shown in the tables below (numbers and per share amounts in the tables may not foot due to rounding). Non-GAAP net (loss) income attributable to common stockholders and net (loss) income per diluted common share reflect Non-GAAP provisions for income taxes based on year-to-date results, as adjusted for the Non-GAAP reconciling items included in the tables below. We evaluate our Non-GAAP effective income tax rate on an ongoing basis, and it can change from time to time. Our Non-GAAP effective income tax rate can differ materially from our GAAP effective income tax rate. In addition, due to the GAAP net loss for the period, Non-GAAP EPS for the six months ended January 31, 2021 was computed using 25,365,000 weighted average diluted shares outstanding during the period.

	Six months ended January 31, 2022
($ in millions, except for per share amount)	Operating Loss	Net Loss Attributable to Common Stockholders	Net Loss per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(31.1)	$(34.7)	$(1.31)
Adjustments to reflect redemption value of convertible preferred stock	—	6.9	0.26
CEO transition costs	13.6	13.0	0.49
Proxy solicitation costs	11.2	8.7	0.33
Restructuring costs	2.4	2.0	0.07
COVID-19 related costs	1.0	0.8	0.03
Change in fair value of convertible preferred stock purchase option liability	—	(0.7)	(0.03)
Net discrete tax benefit	—	(0.5)	(0.02)
Non-GAAP measures	$(2.8)	$(4.6)	$(0.18)

	Six months ended January 31, 2021
($ in millions, except for per share amount)	Operating (Loss) Income	Net (Loss) Income	Net (Loss) Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(80.3)	$(81.6)	$(3.22)
Acquisition plan expenses	94.5	90.4	3.56
Restructuring costs	0.6	0.5	0.02
COVID-19 related costs	0.2	0.1	0.01
Interest expense	—	1.0	0.04
Non-GAAP measures	$15.0	$10.3	$0.41

.

Index
LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $30.9 million at both January 31, 2022 and July 31, 2021. For the six months ended January 31, 2022, our cash flows reflect the following:

•Net cash provided by operating activities was $9.6 million for the six months ended January 31, 2022 as compared to net cash used in operating activities of $63.4 million for the six months ended January 31, 2021. During the six months ended January 31, 2021, in connection with an agreement to terminate our acquisition of Gilat, we made a $70.0 million payment to Gilat. Excluding such payment, net cash provided by operating activities would have been $6.6 million. The period-over-period increase in cash flow from operating activities (excluding the $70.0 million payment to Gilat) reflects overall changes in net working capital requirements, principally the timing of shipments, billings and payments.

•Net cash used in investing activities for the six months ended January 31, 2022 and 2021 was $8.8 million and $4.4 million, respectively. Net cash used in the six months ended January 31, 2022 primarily reflects capital expenditures to build-out cloud-based computer networks to support our recent NG-911 contract wins and capital investments and building improvements in connection with the opening of our new high-volume technology manufacturing centers. Net cash used in both periods also relates to expenditures for property, plant and equipment upgrades and enhancements.

•Net cash used in financing activities was $0.7 million for the six months ended January 31, 2022 as compared to net cash provided by financing activities of $50.9 million for the six months ended January 31, 2021. During the six months ended January 31, 2022, we received an aggregate of $100.0 million in proceeds related to the issuance of a new series of Convertible Preferred Stock to certain investors. During the six months ended January 31, 2022, we also made net payments under our Credit Facility of $86.5 million as compared to net borrowings under our Credit Facility of $58.5 million during the six months ended January 31, 2021, primarily related to the $70.0 million payment we made to Gilat. During the six months ended January 31, 2022 and 2021, we paid $5.8 million and $5.2 million, respectively, in cash dividends to our common stockholders. We also made $4.7 million and $2.7 million of payments to remit employees' statutory tax withholding requirements related to the net settlement of stock-based awards during the six months ended January 31, 2022 and 2021, respectively.

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

As of January 31, 2022, our material short-term cash requirements primarily consist of: (i) capital investments and building improvements in connection with the opening of our two new high-volume technology manufacturing centers; (ii) interest payments under our Credit Facility; (iii) payments related to lease commitments; (iv) our ongoing working capital needs, including income tax payments; (v) payment of accrued quarterly dividends on shares of our common stock; (vi) accrued CEO transition costs; and (vii) a cumulative 6.5% annual dividend on our Convertible Preferred Stock, which is payable in kind or in cash at our election.

In addition to capital investments for our two new high-volume manufacturing centers, we continue to make significant capital expenditures to build-out cloud-based computer networks to support our previously announced NG-911 contract wins for the states of Pennsylvania, South Carolina and Arizona. Aggregate capital investments for these and other initiatives in fiscal 2022 are expected to approximate $30.0 million. In the first half of fiscal 2022, we have spent $8.8 million in property, plant and equipment.

.

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

On March 3, 2021, we filed a shelf registration statement with the SEC for the sale of 1,381,567 shares of our common stock by the selling shareholder of UHP. The shelf registration statement was declared effective by the SEC as of March 15, 2021. To-date, we have issued 1,026,567 shares of our common stock that is registered under this shelf registration statement to satisfy initial payment and escrow arrangements under the terms of the stock purchase agreement. The terms of the stock purchase agreement provide an ability for us to substitute cash in lieu of the common stock that was initially placed into escrow.

On September 29, 2020, our Board of Directors authorized a new $100.0 million stock repurchase program, which replaced our prior program. The new $100.0 million stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases of our common stock during the six months ended January 31, 2022 and 2021.

On October 4, 2021 and December 9, 2021, our Board of Directors declared a dividend of $0.10 per common share, which were paid on November 12, 2021 and February 18, 2022, respectively. On March 10, 2022, our Board of Directors declared a dividend of $0.10 per common share, payable on May 20, 2022 to stockholders of record at the close of business on April 20, 2022. Future common stock dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval and certain voting rights of holders of our Series A Convertible Preferred Stock.

Our material cash requirements are for working capital, capital expenditures, income tax payments, debt service, facilities lease payments and dividends related to our Convertible Preferred Stock, which are payable in kind or in cash at our election.

We have historically met our cash requirements with funds provided by a combination of cash and cash equivalent balances, cash generated from operating activities and cash generated from equity and debt financing transactions. In our fiscal quarter ended October 31, 2021, we secured a $100.0 million strategic growth investment to enhance our financial flexibility and strengthen our ability to capitalize on recent large contract awards and growing customer demand by making crucial investments in our satellite technologies and next-generation 911 public safety solutions. Based on our current revenue visibility, we believe that our existing cash and cash equivalent balances, our cash generated from operating activities and amounts potentially available under our Credit Facility will be sufficient to meet our short-term cash requirements.

Our material cash requirements could increase beyond our current expectations due to factors such as general economic conditions, a change in government spending priorities, or larger than usual customer orders. In addition, we may choose to raise additional funds through equity and debt financing transactions to provide additional flexibility or to pursue acquisitions. Although it is difficult to predict the terms and conditions of financing that may be available in the future, we believe that we would have sufficient access to credit from financial institutions and/or financing from public and private debt and equity markets.

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

.

Index
As of January 31, 2022, the amount outstanding under our Credit Facility was $114.5 million, which is reflected in the non-current portion of long-term debt on our Condensed Consolidated Balance Sheet. At January 31, 2022, we had $1.0 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During the six months ended January 31, 2022, we had outstanding balances under the Credit Facility ranging from $100.0 million to $212.0 million.

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

As of January 31, 2022, our Secured Leverage Ratio was 1.95x TTM Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of January 31, 2022 was 11.91x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA.

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

Convertible Preferred Stock
On October 18, 2021, we entered into a Subscription Agreement (the “Subscription Agreement”) with certain affiliates and related funds of White Hat Capital Partners LP and Magnetar Capital LLC (collectively, the “Investors”), relating to the issuance and sale of up to 125,000 shares of a new series of the Company's Series A Convertible Preferred Stock, par value $0.10 per share (the "Convertible Preferred Stock"), for an aggregate purchase price of up to $125.0 million, or $1,000 per share. On October 19, 2021 (the “Initial Closing Date”), pursuant to the terms of the Subscription Agreement, the Investors purchased an aggregate of 100,000 shares of Convertible Preferred Stock (the “Initial Issuance”) for an aggregate purchase price of $100.0 million. The Investors have a one-time option exercisable at any time on or prior to March 31, 2023 to purchase additional shares of Convertible Preferred Stock for an aggregate purchase price of $25.0 million. This purchase option is commonly referred to as a “Green Shoe” and together with the Initial Issuance, is collectively referred to as the “Issuance.”

The initial conversion price for the shares issued in the Initial Issuance is $24.50, subject to an increase in the conversion price to $26.00 upon the achievement of $76.0 million of Adjusted EBITDA (as defined in the Subscription Agreement) for our fiscal 2022 year, and the initial conversion price for the Green Shoe is $32.00.

.

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

Holders of the Convertible Preferred Stock are entitled to vote with the holders of the common stock on an as-converted basis, as well as are entitled to a separate class vote with respect to, among other things, amendments to our organizational documents that have an adverse effect on the Convertible Preferred Stock, authorizations or issuances of securities of the Company, the payment of dividends other than dividends on common stock in the ordinary course consistent with past practice on a quarterly basis in an amount not to exceed our current dividend rate of $0.10 per share per quarter, related party transactions, repurchases or redemptions of securities of the Company (other than the repurchase of up to $25.0 million of shares of common stock), dispositions of businesses or assets, the incurrence of indebtedness and certain amendments or extensions of our existing Credit Facility.

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

Commitments
In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of January 31, 2022, will materially adversely affect our liquidity.

At January 31, 2022, cash payments due under long-term obligations (including estimated interest expense on our Credit Facility), excluding purchase orders that we entered into in our normal course of business, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	Remainder of 2022	2023 and 2024	2025 and 2026	After 2026
Credit Facility - principal payments	$114,500	—	114,500	—	—
Credit Facility - interest payments	5,177	1,500	3,677	—	—
Operating and finance lease obligations	69,307	5,990	18,950	15,127	29,240
Contractual cash obligations	$188,984	7,490	137,127	15,127	29,240

.

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

As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (10) - Credit Facility," our Credit Facility provides a senior secured loan facility of up to $550.0 million consisting of: (i) a revolving loan facility ("Revolving Loan Facility") with a borrowing limit of $300.0 million; (ii) an accordion feature allowing us to make a request to borrow up to an additional $250.0 million subject to satisfaction of specified conditions including approval by our lenders; (iii) a $35.0 million letter of credit sublimit; and (iv) a swingline loan credit sublimit of $25.0 million. The Credit Facility matures on October 31, 2023 (the "Revolving Maturity Date"). In addition, if we issue new unsecured debt in excess of $5.0 million with a maturity date that is less than 91 days from October 31, 2023, the Revolving Maturity Date would automatically accelerate so that it would be 91 days earlier than the maturity date of the new unsecured debt. At January 31, 2022, we have approximately $1.0 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts. Such amounts are not included in the above table.

As discussed in "Notes to Condensed Consolidated Financial Statements - Note (17) - Convertible Preferred Stock," the holders of the Convertible Preferred Stock have the option to redeem such shares for cash commencing in October 2026. As the Convertible Preferred Stock are not mandatorily redeemable for cash, the redemption value of such shares are not presented in the table above.

As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (18) - Stockholders’ Equity," on March 10, 2022, our Board of Directors declared a dividend of $0.10 per common share, payable on May 20, 2022 to stockholders of record at the close of business on April 20, 2022. Future common stock dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval and certain voting rights of holders of our Series A Convertible Preferred Stock.

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

We have an employment agreement and change of control agreement with Mr. Porcelain, our President and CEO and member of our Board of Directors. We have also entered into change of control agreements with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of our Company or a termination of the employee.

Our Condensed Consolidated Balance Sheet at January 31, 2022 includes total liabilities of $9.5 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

.

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

As further discussed in "Notes to Condensed Consolidated Financial Statements – Note (3) - Adoption of Accounting Standards and Updates" during the six months ended January 31, 2022, we adopted:

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

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of January 31, 2022, we had cash and cash equivalents of $30.9 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of January 31, 2022, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

.

Index
Item 4.     Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934), was carried out by us under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our President and Chief Executive Officer and Chief Financial Officer, that are Exhibits 31.1 and 31.2, respectively, should be read in conjunction with the foregoing information for a more complete understanding of the references in those Exhibits to disclosure controls and procedures and internal control over financial reporting.

.

Index
PART II
OTHER INFORMATION
Item 1.     Legal Proceedings

See "Notes to Condensed Consolidated Financial Statements – Note (19) – Legal Proceedings and Other Matters" of this Form 10-Q for information regarding legal proceedings and other matters.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. Before investing in our securities, you should consider carefully the information contained in this report and in our 2021 Annual Report contained in our Form 10-K for our fiscal year ended July 31, 2021, including the risk factors identified in Item 1A of Part I thereof (Risk Factors).

This report contains forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Regarding Forward-Looking Statements” in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” above. Our actual results could differ materially from those contained in the forward-looking statements. Any of the risks discussed in our 2021 Annual Report, in this report, in other reports we file with the SEC, and other risks we have not anticipated or discussed, could have a material adverse impact on our business, financial condition or results of operations. Except as set forth below, there has been no material change to our Risk Factors from those presented in our 2021 Annual Report.

New and ongoing challenges relating to current supply chain constraints, including for satellite ground station and troposcatter components, could adversely impact our revenue, gross margins and financial results.

The global supply chain for certain raw materials and components, including those used in our satellite ground station and troposcatter equipment, has experienced significant strain in recent periods. This constrained supply environment has adversely affected, and could further affect, availability, lead times and cost of components, and could impact our ability to meet customer demand in circumstances where we cannot timely secure supply of components that meet our quality standards.

In December 2021 and January 2022, the Omicron COVID-19 strain surged across Europe and the U.S. causing further delays in the supply chain. Despite our attempts to mitigate the impact on our business, constrained supply conditions have and are expected to continue to adversely impact our costs of goods sold and may impact the timing and amount of revenue we realize. During the second quarter of fiscal 2022, we experienced disruptions in our supply chain relating to later-than-expected delivery of certain key components from several suppliers that adversely impacted our revenue for the second quarter of fiscal 2022. In addition, certain parts did not meet our quality specifications and we were unable to use them.

We obtain certain components and subsystems from a single source or a limited number of sources. Some of our single source suppliers, particularly those that provide satellite ground station and troposcatter components, have reported to us that they are having disruptions in their respective supply chains. These single source components, which includes items such as cooling fans and power supplies, are in limited supply. In some cases, we have now depleted our stock inventory and we are on waiting lists to obtain additional components. Although we have reduced our 2022 financial targets to consider supply chain risks, in order to ship certain items during our second half of fiscal 2022, we must obtain additional components to produce certain finished goods. We continue to seek new suppliers and inventory elsewhere. Although we had been successful in the past in qualifying alternate suppliers, when necessary, in light of current challenges in the supply chain, we may not be able to do so.

In February 2022, Russia’s military incursion into Ukraine has also exacerbated supply chain issues. In response to Russia’s actions, many governments around the world have imposed sanctions on Russia and many businesses have suspended or stopped doing business with Russia. Limits on manufacturing availability or capacity, or delays in production or delivery of components or raw materials due to these sanctions or suspension of business could further delay or inhibit our ability to obtain supply of components and produce finished goods.

Heading into the third quarter of our fiscal 2022, we have a significant portion of our Q3 and Q4 targeted revenues in our backlog. However, if shipments from our backlog are delayed or we are unable to obtain expected orders or components, our business outlook will prove to be inaccurate. These aforementioned supply chain constraints, and their related challenges could result in future shortages, increased material costs or use of cash, engineering design changes, and delays in new product introductions, each of which could adversely impact our revenue, gross margins and financial results. There can be no assurance that the impacts of all the aforementioned conditions will not continue, or worsen, in the future.

.

Index

The military conflict between Russia and Ukraine, and the global response to it could adversely impact our revenues, gross margins and financial results.

The U.S. government and other nations have imposed significant restrictions on most companies’ ability to do business in Russia. It is not possible to predict the broader or longer-term consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Such geo-political instability and uncertainty could have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions including closures of air space, and could increase the costs, risks and adverse impacts from these new challenges. We may also be the subject of increased cyber-attacks.

To date, Russia’s military incursion into Ukraine has impacted our sales pipeline. Although sales into Russia represented less than 1.0% of our consolidated net sales in both fiscal 2021 and in the six months ended January 31, 2022, respectively, certain customers (including the U.S. and Ukrainian government) have paused procurement and deployment of satellite and troposcatter communication systems, and instead began purchasing war-fighting equipment. As a result of the economic sanctions against Russia, we are assuming no new sales in Russia for the remainder of fiscal 2022. In addition, the U.S. defense budget, and defense budgets worldwide, are now being adjusted in real-time to reflect spending plans materially different from those of just three months ago. This has impacted our original fiscal 2022 financial targets.

For example, we had several opportunities to provide wireless communication systems (including troposcatter systems) to Ukraine for a variety of both defense and communications uses. Funding for these systems was expected to be provided by Ukraine and by the U.S. government and these items were expected to be awarded and shipped in the second half of fiscal 2022. As result of the conflict in Ukraine, it has now become impossible for us to predict the timing or dollar amount of these awards. Additionally, funding for opportunities with other customers that we expected to book and ship has also been shifted to other programs and/or temporarily delayed as a result of a change in defense spending priorities.

Prior to this conflict, we maintained a small group of employees in Moscow, Russia who supported certain UHP-branded satellite communications products. We are actively hiring new employees and expanding our Canadian operations to replace certain support activities previously conducted in Russia. We may not be able to timely ramp up our operations in Canada on a sufficient scale to support anticipated growth of our UHP products, which could adversely impact future revenues, gross margins and operations.

Although we have lowered our expected second half fiscal 2022 targets as a result of the aforementioned conditions, additional risks still remain and reliable forecasting continues to be a challenge. The success of our operations will depend, in large part, on our ability to anticipate and manage these risks effectively. Our failure to manage any of these risks could harm our operations, reduce our sales, and could give rise to liabilities, costs or other business difficulties that could adversely affect our operations and financial results.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

.

Index
Item 6.    Exhibits

Exhibit 3.1 - Certificate of Correction of Certificate of Designations of Series A Convertible Preferred Stock, dated November 9, 2021 (incorporated by reference to Exhibit 3.1 to the Company's Current report on Form 8-K, filed on November 12, 2021).

Exhibit 3.2 - Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Comtech Telecommunications Corp., effective December 28, 2021 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on December 30, 2021).

Exhibit 10.1 - Restricted Stock Award Agreement with Fred Kornberg Pursuant to the Comtech Telecommunications Corp. 2000 Stock Incentive Plan

Exhibit 10.2 - Restricted Stock Unit Agreement with Michael Porcelain Pursuant to the Comtech Telecommunications Corp. 2000 Stock Incentive Plan

Exhibit 10.3 - Cooperation Agreement dated as of December 16, 2021, by and among Comtech Telecommunications Corp., Outerbridge Partners, LP, Outerbridge Capital Management, LLC, Outerbridge Partners GP, LLC, Outerbridge Bartleby Fund, LP, Outerbridge Bartleby GP, LLC, and Rory Wallace (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on December 21, 2021).

Exhibit 10.4 - Employment Agreement between Comtech and Michael Porcelain (incorporated by reference to Exhibit 10.1 to the Company's Current report on Form 8-K, filed on January 5, 2022).

Exhibit 10.5 - Consulting Agreement between Comtech and Fred Kornberg (incorporated by reference to Exhibit 10.2 to the Company's Current report on Form 8-K, filed on January 5, 2022).

Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1 - Form of A&R Voting Agreement (incorporated by reference to Exhibit 99.1 to the Company's Current report on Form 8-K, filed on November 12, 2021).

Exhibit 101.INS - The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2022, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

Exhibit 101.SCH - Inline XBRL Taxonomy Extension Schema Document

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

.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	March 10, 2022	By: /s/ Michael D. Porcelain
	(Date)	Michael D. Porcelain
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	March 10, 2022	By: /s/ Michael A. Bondi
	(Date)	Michael A. Bondi
Chief Financial Officer
(Principal Financial and Accounting Officer)

.