Form 10-Q
period 2022-04-30
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2022-06-09
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2022

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
☐ Yes              ☒ No
As of June 3, 2022, the number of outstanding shares of Common Stock, par value $0.10 per share, of the registrant was 26,527,044 shares.

Index

COMTECH TELECOMMUNICATIONS CORP. INDEX
		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	2

	Condensed Consolidated Balance Sheets - April 30, 2022 and July 31, 2021 (Unaudited)	2

	Condensed Consolidated Statements of Operations - Three and Nine Months Ended April 30, 2022 and 2021 (Unaudited)	3

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity - Three and Nine Months Ended April 30, 2022 and 2021 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended April 30, 2022 and 2021 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	65

Item 4.	Controls and Procedures	65

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	66

Item 1A.	Risk Factors	66

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67

Item 4.	Mine Safety Disclosures	67

Item 6.	Exhibits	68

	Signature Page	69

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	April 30, 2022	July 31, 2021
Current assets:
Cash and cash equivalents	$32,831,000	30,861,000
Accounts receivable, net	124,091,000	158,110,000
Inventories, net	95,243,000	80,358,000
Prepaid expenses and other current assets	23,300,000	18,167,000
Total current assets	275,465,000	287,496,000
Property, plant and equipment, net	45,016,000	35,286,000
Operating lease right-of-use assets, net	52,216,000	44,486,000
Goodwill	347,692,000	347,698,000
Intangibles with finite lives, net	252,652,000	268,699,000
Deferred financing costs, net	1,216,000	1,824,000
Other assets, net	9,380,000	7,622,000
Total assets	$983,637,000	993,111,000
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,140,000	36,193,000
Accrued expenses and other current liabilities	84,164,000	89,601,000
Operating lease liabilities, current	9,203,000	8,841,000
Dividends payable	2,646,000	2,601,000
Contract liabilities	76,647,000	66,130,000
Interest payable	121,000	195,000
Total current liabilities	204,921,000	203,561,000
Non-current portion of long-term debt	127,000,000	201,000,000
Operating lease liabilities, non-current	46,540,000	39,569,000
Income taxes payable	3,003,000	2,717,000
Deferred tax liability, net	15,946,000	21,230,000
Long-term contract liabilities	10,778,000	9,808,000
Other liabilities	7,367,000	14,507,000
Total liabilities	415,555,000	492,392,000
Commitments and contingencies (See Note 19)
Convertible preferred stock, par value $0.10 per share; authorized 125,000 shares; issued 100,000 at April 30, 2022 (includes accrued dividends of $558,000)	103,522,000	—
Stockholders’ equity:
Preferred stock, par value $0.10 per share; authorized and unissued 1,875,000 shares	—	—
Common stock, par value $0.10 per share; authorized 100,000,000 shares; issued 41,560,361 and 41,281,812 shares at April 30, 2022 and July 31, 2021, respectively	4,156,000	4,128,000
Additional paid-in capital	613,898,000	605,439,000
Retained earnings	288,355,000	333,001,000
	906,409,000	942,568,000
Less:
Treasury stock, at cost (15,033,317 shares at April 30, 2022 and July 31, 2021)	(441,849,000)	(441,849,000)
Total stockholders’ equity	464,560,000	500,719,000
Total liabilities, convertible preferred stock and stockholders’ equity	$983,637,000	993,111,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,

	2022	2021	2022	2021
Net sales	$122,116,000	139,376,000	$359,256,000	435,886,000
Cost of sales	75,452,000	86,360,000	224,999,000	276,982,000
Gross profit	46,664,000	53,016,000	134,257,000	158,904,000

Expenses:
Selling, general and administrative	27,626,000	26,997,000	85,695,000	83,999,000
Research and development	14,255,000	13,092,000	39,384,000	37,391,000
Amortization of intangibles	5,349,000	5,310,000	16,047,000	15,671,000
Former CEO transition costs	—	—	13,554,000	—
Proxy solicitation costs	—	—	11,248,000	—
Acquisition plan expenses	—	5,267,000	—	99,807,000
	47,230,000	50,666,000	165,928,000	236,868,000

Operating (loss) income	(566,000)	2,350,000	(31,671,000)	(77,964,000)

Other expenses (income):
Interest expense	981,000	1,518,000	3,576,000	5,233,000
Interest (income) and other	(449,000)	(276,000)	(260,000)	(276,000)
Change in fair value of convertible preferred stock purchase option liability	(302,000)	—	(1,004,000)	—

(Loss) income before (benefit from) provision for income taxes	(796,000)	1,108,000	(33,983,000)	(82,921,000)
(Benefit from) provision for income taxes	(771,000)	316,000	(6,100,000)	(2,078,000)

Net (loss) income	$(25,000)	792,000	$(27,883,000)	(80,843,000)

Adjustments to reflect redemption value of convertible preferred stock:
Convertible preferred stock issuance costs	—	—	(4,007,000)	—
Establishment of initial convertible preferred stock purchase option liability	—	—	(1,005,000)	—
Dividend on convertible preferred stock	(1,655,000)	—	(3,522,000)	—
Net (loss) income attributable to common stockholders	$(1,680,000)	792,000	$(36,417,000)	(80,843,000)

Net (loss) income per common share (See Note 6):
Basic	$(0.06)	0.03	$(1.37)	(3.12)
Diluted	$(0.06)	0.03	$(1.37)	(3.12)

Weighted average number of common shares outstanding – basic	26,528,000	25,911,000	26,582,000	25,875,000

Weighted average number of common and common equivalent shares outstanding – diluted	26,528,000	26,266,000	26,582,000	25,875,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)

	Three months ended April 30, 2022 and 2021
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of January 31, 2021	—	$—	40,059,977	$4,006,000	$570,891,000	$330,236,000	15,033,317	$(441,849,000)	$463,284,000
Equity-classified stock award compensation	—	—	—	—	1,204,000	—	—	—	1,204,000
Proceeds from issuance of employee stock purchase plan shares	—	—	12,113	1,000	204,000	—	—	—	205,000
Forfeiture of restricted stock			(480)	—	—	—	—	—	—
Net settlement of stock-based awards	—	—	4,038	—	(59,000)	—	—	—	(59,000)
Common stock issued for acquisition of UHP Networks Inc.	—	—	1,026,567	103,000	28,789,000				28,892,000
Cash dividends declared, net ($0.10 per share)	—	—	—	—	—	(2,600,000)	—	—	(2,600,000)
Accrual of dividend equivalents, net of reversal ($0.10 per share)	—	—	—	—	—	(96,000)	—	—	(96,000)
Net income	—	—	—	—	—	792,000	—	—	792,000
Balance as of April 30, 2021	—	$—	41,102,215	$4,110,000	$601,029,000	$328,332,000	15,033,317	$(441,849,000)	$491,622,000

Balance as of January 31, 2022	100,000	$101,867,000	41,553,244	$4,155,000	$612,780,000	$292,778,000	15,033,317	$(441,849,000)	$467,864,000
Equity-classified stock award compensation	—	—	—	—	1,071,000	—	—	—	1,071,000
Proceeds from issuance of employee stock purchase plan shares	—	—	12,131	2,000	160,000	—	—	—	162,000
Net settlement of stock-based awards	—	—	(5,014)	(1,000)	(113,000)	—	—	—	(114,000)
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)	—	1,655,000	—	—	—	(1,655,000)	—	—	(1,655,000)
Cash dividends declared, net ($0.10 per share)	—	—	—	—	—	(2,646,000)	—	—	(2,646,000)
Accrual of dividend equivalents, net of reversal ($0.10 per share)	—	—	—	—	—	(97,000)	—	—	(97,000)
Net loss	—	—	—	—	—	(25,000)	—	—	(25,000)
Balance as of April 30, 2022	100,000	$103,522,000	41,560,361	$4,156,000	$613,898,000	$288,355,000	15,033,317	$(441,849,000)	$464,560,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)

	Nine months ended April 30, 2022 and 2021
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of July 31, 2020	—	$—	39,924,439	$3,992,000	$569,891,000	$417,265,000	15,033,317	$(441,849,000)	$549,299,000
Equity-classified stock award compensation	—	—	—	—	3,190,000	—	—	—	3,190,000
Proceeds from issuance of employee stock purchase plan shares	—	—	43,235	4,000	570,000	—	—	—	574,000
Issuance of restricted stock, net of forfeiture	—	—	35,495	4,000	(4,000)	—	—	—	—
Net settlement of stock-based awards	—	—	72,479	7,000	(1,407,000)	—	—	—	(1,400,000)
Common stock issued for acquisition of UHP	—	—	1,026,567	103,000	28,789,000	—	—	—	28,892,000
Cash dividends declared, net ($0.30 per share)	—	—	—	—	—	(7,588,000)	—	—	(7,588,000)
Accrual of dividend equivalents, net of reversal ($0.30 per share)	—	—	—	—	—	(287,000)	—	—	(287,000)
Adoption of current expected credit loss standard	—	—	—	—	—	(215,000)	—	—	(215,000)
Net loss	—	—	—	—	—	(80,843,000)	—	—	(80,843,000)
Balance as of April 30, 2021	—	$—	41,102,215	$4,110,000	$601,029,000	$328,332,000	15,033,317	$(441,849,000)	$491,622,000

Balance as of July 31, 2021	—	$—	41,281,812	$4,128,000	$605,439,000	$333,001,000	15,033,317	$(441,849,000)	$500,719,000
Equity-classified stock award compensation	—	—	—	—	3,975,000	—	—	—	3,975,000
Former CEO transition costs related to equity-classified stock-based awards (See Note 1)	—	—	—	—	7,388,000	—	—	—	7,388,000
Proceeds from issuance of employee stock purchase plan shares	—	—	33,807	4,000	612,000	—	—	—	616,000
Issuance of restricted stock	—	—	132,854	13,000	(13,000)	—	—	—	—
Net settlement of stock-based awards	—	—	111,888	11,000	(3,503,000)	—	—	—	(3,492,000)
Issuance of convertible preferred stock	100,000	100,000,000	—	—	—	—	—	—	—
Convertible preferred stock issuance costs	—	(4,007,000)	—	—	—	—	—	—	—
Establishment of initial convertible preferred stock purchase option liability	—	(1,005,000)	—	—	—	—	—	—	—
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)	—	8,534,000	—	—	—	(8,534,000)	—	—	(8,534,000)
Cash dividends declared, net ($0.30 per share)	—	—	—	—	—	(7,915,000)	—	—	(7,915,000)
Accrual of dividend equivalents, net of reversal ($0.30 per share)	—	—	—	—	—	(314,000)	—	—	(314,000)
Net loss	—	—	—	—	—	(27,883,000)	—	—	(27,883,000)
Balance as of April 30, 2022	100,000	$103,522,000	41,560,361	$4,156,000	$613,898,000	$288,355,000	15,033,317	$(441,849,000)	$464,560,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended April 30,

	2022	2021
Cash flows from operating activities:
Net loss	$(27,883,000)	(80,843,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	7,057,000	7,283,000
Amortization of intangible assets with finite lives	16,047,000	15,671,000
Amortization of stock-based compensation	3,975,000	3,190,000
Amortization of cost to fulfill assets	233,000	—
Former CEO transition costs related to equity-classified stock-based awards	7,388,000	—
Amortization of deferred financing costs	608,000	552,000
Change in fair value of convertible preferred stock purchase option liability	(1,004,000)	—
Changes in other liabilities	(3,099,000)	(5,067,000)
(Gain) loss on disposal of property, plant and equipment	(120,000)	29,000
Provision for (benefit from) allowance for doubtful accounts	316,000	(287,000)
Provision for excess and obsolete inventory	3,299,000	3,213,000
Deferred income tax benefit	(5,253,000)	(28,000)
Other	—	(225,000)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	33,709,000	(17,098,000)
Inventories	(18,184,000)	(3,935,000)
Prepaid expenses and other current assets	(3,447,000)	(3,735,000)
Other assets	(964,000)	(2,613,000)
Accounts payable	(5,802,000)	8,122,000
Accrued expenses and other current liabilities	(3,702,000)	1,850,000
Contract liabilities	11,487,000	14,686,000
Other liabilities, non-current	(3,698,000)	3,756,000
Interest payable	(73,000)	64,000
Income taxes payable	(2,469,000)	(1,167,000)
Net cash provided by (used in) operating activities	8,421,000	(56,582,000)
Cash flows from investing activities:
Net cash acquired from acquisition of UHP	—	1,381,000
Payment for acquisition of CGC, net of cash acquired	—	(750,000)
Purchases of property, plant and equipment	(14,420,000)	(8,237,000)
Net cash used in investing activities	(14,420,000)	(7,606,000)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	100,000,000	—
Net (payments) borrowings of long-term debt under Credit Facility	(74,000,000)	65,500,000
Remittance of employees' statutory tax withholding for stock awards	(6,088,000)	(2,799,000)
Cash dividends paid on common stock	(8,398,000)	(7,734,000)
Payment of convertible preferred stock issuance costs	(4,007,000)	—
Payment of deferred financing costs	(140,000)	—
Repayment of principal amounts under finance lease liabilities	(14,000)	(33,000)
Proceeds from issuance of employee stock purchase plan shares	616,000	574,000
Net cash provided by (used in) financing activities	7,969,000	55,508,000
Net increase (decrease) in cash and cash equivalents	1,970,000	(8,680,000)
Cash and cash equivalents at beginning of period	30,861,000	47,878,000
Cash and cash equivalents at end of period	$32,831,000	39,198,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine months ended April 30,

	2022	2021
Supplemental cash flow disclosures:
Cash paid (received) during the period for:
Interest	$2,906,000	4,565,000
Income taxes, net	$1,631,000	(882,000)

Non-cash investing and financing activities:
Accrued additions to property, plant and equipment	$2,379,000	2,068,000

Cash dividends declared on common stock but unpaid (including accrual of dividend equivalents)	$2,960,000	2,887,000

Issuance of restricted stock	$13,000	4,000

Establishment of initial convertible preferred stock purchase option liability	$1,005,000	—

Adjustment to reflect redemption value of convertible preferred stock	$8,534,000	—

Common stock issued for acquisitions	$—	28,892,000

Fair value of UHP acquisition contingent earn-out consideration	$—	8,500,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and its subsidiaries ("Comtech," "we," "us," or "our") as of and for the three and nine months ended April 30, 2022 and 2021 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Impact of Coronavirus Disease 2019 Pandemic ("COVID-19") and Global Supply Chain Constraints on Our Business

Since March 2020, we have conducted most of our non-production related operations using remote working arrangements, curtailed most business travel, and established social distancing safeguards. COVID-19, Russia's military incursion into Ukraine and the related global supply chain constraints have impacted our business, operating results and financial condition, as well as the operations and financial performance of many of the customers and suppliers in industries that we serve. We have experienced order and production delays, disruptions in component availability, increased pricing both for labor and parts, lower levels of factory utilization and higher logistics and operational costs. Such business conditions are expected to continue during our fourth quarter of fiscal 2022 and carry into fiscal 2023.

Former CEO Transition Costs

On December 31, 2021, our Board of Directors appointed Michael D. Porcelain as Chief Executive Officer (“CEO”). Prior to that, Mr. Porcelain served as our President and Chief Operating Officer (“COO”). Transition costs related to our former CEO, Mr. Kornberg, were $13,554,000 and all expensed in our second quarter of fiscal 2022. Of such amount, $10,304,000 related to Mr. Kornberg's severance payments and benefits upon termination of his employment; the remainder related to Mr. Kornberg agreeing to serve as a Senior Technology Advisor for a minimum of two years. Of the total former CEO transition costs of $13,554,000, $7,388,000 relates to the amortization of equity-classified stock-based awards.

(2)     Acquisitions
UHP Networks Inc.

On March 2, 2021, we completed our acquisition of UHP Networks Inc. ("UHP"), a leading provider of innovative and disruptive satellite ground station technology solutions, pursuant to a stock purchase agreement initially entered into in November 2019 and last amended on March 1, 2021. With end-markets for high-speed satellite-based networks anticipated to significantly grow, our acquisition allows us to enhance our Commercial Solutions segment's offerings with low cost time division multiple access ("TDMA") satellite modems.

The acquisition had a final purchase price for accounting purposes of $37,470,000, which represents the sum of $23,979,000 paid at closing, $4,991,000 paid on August 1, 2021 and $8,500,000 related to the acquisition date estimated fair value of a $9,000,000 contingent earn-out payment.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At closing, we funded the $23,979,000 and $4,991,000 payments with 1,026,567 shares of our common stock, based on a volume weighted average stock price of approximately $28.14 per share, plus $87,000 in cash. As of April 30, 2022, 197,855 of the 1,026,567 shares of our common stock issued at closing were held in escrow to satisfy potential indemnification obligations of the seller.

In addition, the full $9,000,000 earn-out payment was accrued, as the specified sales milestones were met. Settlement of the $9,000,000 earn-out payment is expected to occur in the fourth quarter of fiscal 2022. Comtech retains the right to use cash, common stock or a combination of both to settle such payment. Upon payment, twenty-percent, or $1,800,000, of such amount will also be placed into escrow and is anticipated to be released to the seller equally on March 2, 2023 and 2024. The terms of the stock purchase agreement provide an ability for us to substitute cash in lieu of the common stock that was initially placed into escrow.

The following table summarizes the final fair value of assets acquired and liabilities assumed in connection with the UHP acquisition:

	Purchase Price Allocation (1)
Initial upfront payment	$23,979,000
Hold-back amount	4,991,000
Contingent earn-out consideration	8,500,000
Purchase price at fair value	$37,470,000
Allocation of aggregate purchase price:
Cash and cash equivalents	$1,391,000
Current assets	1,367,000
Property, plant and equipment	10,000
Deferred tax assets	310,000
Contract liabilities	(648,000)
Accrued warranty obligations	(750,000)
Other current liabilities	(1,175,000)
Non-current liabilities	(160,000)
Net tangible assets at preliminary fair value	$345,000
Identifiable intangibles, deferred taxes and goodwill:		Estimated Useful Lives
Technology	$15,300,000	15 years
Customer relationships	15,500,000	15 years
Trade name	800,000	20 years
Deferred tax liabilities	(8,374,000)
Goodwill	13,899,000	Indefinite
Allocation of aggregate purchase price	$37,470,000

(1) As reported in the Company's Quarterly Report on Form 10-Q for the three months ended October 31, 2021.

We accounted for the acquisition under the acquisition method of accounting in accordance with FASB ASC 805, "Business Combinations" ("ASC 805"). Acquisition plan expenses were not included as a component of consideration transferred and were expensed in the period incurred. The final purchase price was allocated to the assets acquired and liabilities assumed, based on their fair value as of March 2, 2021 pursuant to the business combination accounting rules. Our condensed consolidated statements of operations for the three and nine months ended April 30, 2022 include a nominal amount of revenue contribution from the acquisition. Pro forma financial information is not disclosed, as the acquisition is not material.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Acquisition Plan Expenses

During the three and nine months ended April 30, 2021, we incurred acquisition plan expenses of $5,267,000 and $99,807,000, respectively. Of the amount recorded for the nine months ended April 30, 2021, $88,343,000 related to the previously announced litigation and merger termination with Gilat Satellite Networks, Ltd. ("Gilat"), including $70,000,000 paid in cash to Gilat. The remaining costs primarily related to the April 2021 settlement of litigation associated with the 2019 acquisition of GD NG-911, as well as our acquisition of UHP, which closed in March 2021. Additionally, during the nine months ended April 30, 2021, we recorded $1,178,000 of incremental interest expense related to a now terminated financing commitment letter.

(3)     Adoption of Accounting Standards and Updates

We are required to prepare our condensed consolidated financial statements in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") which is the source for all authoritative U.S. generally accepted accounting principles, which are commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs"). During the nine months ended April 30, 2022, we adopted:

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

	Three months ended April 30,		Nine months ended April 30,
	2022	2021	2022	2021
United States
U.S. government	23.3%	33.2%	26.8%	37.1%
Domestic	48.6%	46.6%	48.2%	40.4%
Total United States	71.9%	79.8%	75.0%	77.5%

International	28.1%	20.2%	25.0%	22.5%
Total	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales are sales to Verizon Communications Inc. ("Verizon"), which accounted for 10.6% and 11.1% of consolidated net sales for the three and nine months ended April 30, 2022, respectively, and 11.4% and 11.2% of consolidated net sales for the three and nine months ended April 30, 2021, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10.0% of consolidated net sales for the three and nine months ended April 30, 2022 and 2021.

The following tables summarize our disaggregation of revenue consistent with information reviewed by our Chief Operating Decision Maker ("CODM") for the three and nine months ended April 30, 2022 and 2021. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors which impact our business:

	Three months ended April 30, 2022			Nine months ended April 30, 2022
	Commercial Solutions	Government Solutions	Total	Commercial Solutions	Government Solutions	Total
Geographical region and customer type
U.S. government	$8,154,000	20,281,000	$28,435,000	$31,442,000	64,713,000	$96,155,000
Domestic	54,406,000	4,926,000	59,332,000	156,189,000	17,018,000	173,207,000
Total United States	62,560,000	25,207,000	87,767,000	187,631,000	81,731,000	269,362,000

International	25,571,000	8,778,000	34,349,000	60,711,000	29,183,000	89,894,000
Total	$88,131,000	33,985,000	$122,116,000	$248,342,000	110,914,000	$359,256,000
Contract type
Firm fixed-price	$87,654,000	26,363,000	$114,017,000	$247,529,000	88,957,000	$336,486,000
Cost reimbursable	477,000	7,622,000	8,099,000	813,000	21,957,000	22,770,000
Total	$88,131,000	33,985,000	$122,116,000	$248,342,000	110,914,000	$359,256,000
Transfer of control
Point in time	$33,034,000	14,311,000	$47,345,000	$85,831,000	50,076,000	$135,907,000
Over time	55,097,000	19,674,000	74,771,000	162,511,000	60,838,000	223,349,000
Total	$88,131,000	33,985,000	$122,116,000	$248,342,000	110,914,000	$359,256,000

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

The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on our Condensed Consolidated Balance Sheet. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. For certain contracts with provisions that are intended to protect customers in the event we do not satisfy our performance obligations, billings occur subsequent to revenue recognition, resulting in unbilled receivables. Under ASC 606, unbilled receivables constitute contract assets. There were no material impairment losses recognized on contract assets during the nine months ended April 30, 2022 and 2021, respectively. On large long-term contracts, and for contracts with international customers that do not do business with us regularly, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to-date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract. Under the typical payment terms for our contracts accounted for at a point in time, costs are accumulated in inventory until the time of billing, which generally coincides with revenue recognition. Of the contract liability balance at July 31, 2021 and July 31, 2020, $46,031,000 and $30,011,000 was recognized as revenue during the nine months ended April 30, 2022 and 2021, respectively.

We recognize the incremental costs to obtain or fulfill a contract as an expense when incurred if the amortization period of the asset is one year or less; otherwise, such costs are capitalized and amortized over the estimated life of the contract. During the three and nine months ended April 30, 2022, incremental costs to obtain or fulfill contracts with an amortization period greater than one year were not material.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under indefinite delivery / indefinite quantity ("IDIQ") contracts. As of April 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $602,333,000 (which represents the amount of our consolidated funded backlog). We estimate that a substantial portion of our remaining performance obligations at April 30, 2022 will be completed and recognized as revenue during the next twenty-four month period, with the rest thereafter. During the three and nine months ended April 30, 2022, revenue recognized from performance obligations satisfied, or partially satisfied, in previous periods (for example due to changes in the transaction price) was not material.

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

The stock purchase agreement for the acquisition of UHP provided for a contingent earn-out payment of up to $9,000,000, if specified sales milestones were reached during a defined period ending September 30, 2022. The earn-out was accounted for as a contingent consideration liability to be recorded at its fair value. See Note (2) - "Acquisitions" for more information.

As of April 30, 2022 and July 31, 2021, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

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

There were no repurchases of our common stock during the three or nine months ended April 30, 2022 or 2021. See Note (18) - "Stockholders’ Equity" for more information.

Weighted average stock options, RSUs and restricted stock outstanding of 1,369,000 and 912,000 for the three months ended April 30, 2022 and 2021, respectively, and 1,463,000 and 1,499,000 for the nine months ended April 30, 2022 and 2021, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 339,000 and 236,000 weighted average performance shares outstanding for the three months ended April 30, 2022 and 2021, respectively, and 287,000 and 235,000 for the nine months ended April 30, 2022 and 2021, respectively, as the performance conditions have not yet been satisfied. However, the numerator for EPS calculations for each respective period is reduced by the compensation expense related to these awards.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Weighted average common shares of 553,000 and 455,000 related to our acquisition of UHP in March 2021 were not included in our diluted EPS calculation for the three and nine months ended April 30, 2022, respectively, because their effect would have been anti-dilutive.

Weighted average common shares of 4,225,000 and 2,969,000 underlying the assumed conversion of Convertible Preferred Stock, on an if-converted basis, were not included in our diluted EPS calculation for the three and nine months ended April 30, 2022, respectively, because their effect would have been anti-dilutive. As a result, the numerator for our basic and diluted EPS calculation for the three and nine months ended April 30, 2022 is the respective net loss attributable to common stockholders.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended April 30,		Nine months ended April 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(25,000)	792,000	$(27,883,000)	(80,843,000)
Convertible preferred stock issuance costs	—	—	(4,007,000)	—
Establishment of initial convertible preferred stock purchase option liability	—	—	(1,005,000)	—
Dividend on convertible preferred stock	(1,655,000)	—	(3,522,000)	—
Net loss attributable to common stockholders	$(1,680,000)	792,000	$(36,417,000)	(80,843,000)

Denominator:
Denominator for basic calculation	26,528,000	25,911,000	26,582,000	25,875,000
Effect of dilutive securities:
Stock-based awards	—	355,000	—	—
Denominator for diluted calculation	26,528,000	26,266,000	26,582,000	25,875,000
As discussed further in Note (17) - "Convertible Preferred Stock," the Convertible Preferred Stock issued in October 2021 represents a "participating security" as defined in ASC 260. As a result, our EPS calculations for the three and nine months ended April 30, 2022 were based on the two-class method. Given the net loss attributable to common stockholders for the three and nine months ended April 30, 2022, there was no impact of applying the two-class method to our reported basic or diluted earnings per common share.

(7)     Accounts Receivable

Accounts receivable consist of the following at:

	April 30, 2022	July 31, 2021
Receivables from commercial and international customers	$62,691,000	86,890,000
Unbilled receivables from commercial and international customers	40,202,000	36,131,000
Receivables from the U.S. government and its agencies	21,767,000	33,381,000
Unbilled receivables from the U.S. government and its agencies	1,330,000	3,356,000
Total accounts receivable	125,990,000	159,758,000
Less allowance for doubtful accounts	1,899,000	1,648,000
Accounts receivable, net	$124,091,000	158,110,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unbilled receivables as of April 30, 2022 relate to contracts-in-progress for which revenue has been recognized, but for which we have not yet earned the right to bill the customer for work performed to-date. Under ASC 606, unbilled receivables constitute contract assets. Management estimates that a substantial portion of the amounts not yet billed at April 30, 2022 will be billed and collected within one year.

As of April 30, 2022, except for the U.S. government (and its agencies) and Verizon, which represented 18.3% and 16.9% of total accounts receivable, respectively, there were no other customers which accounted for greater than 10% of total accounts receivable.

As of July 31, 2021, 23.0%, 12.7% and 12.1% of total accounts receivable related to the U.S. government (and its agencies), AT&T, Inc. and Verizon, respectively.

(8)     Inventories

Inventories consist of the following at:

	April 30, 2022	July 31, 2021
Raw materials and components	$72,005,000	62,249,000
Work-in-process and finished goods	46,059,000	38,338,000
Total inventories	118,064,000	100,587,000
Less reserve for excess and obsolete inventories	22,821,000	20,229,000
Inventories, net	$95,243,000	80,358,000

As of April 30, 2022 and July 31, 2021, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $7,993,000 and $7,028,000, respectively, and the amount of inventory related to contracts from third-party commercial customers who outsource their manufacturing to us was $1,724,000 and $1,509,000, respectively.

(9)     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	April 30, 2022	July 31, 2021
Accrued wages and benefits	$26,758,000	26,367,000
Accrued warranty obligations	10,832,000	17,600,000
Accrued contract costs	16,045,000	12,750,000
Accrued acquisition-related costs	9,000,000	9,222,000
Accrued commissions and royalties	5,208,000	5,342,000
Accrued legal costs	2,258,000	2,854,000
Other	14,063,000	15,466,000
Accrued expenses and other current liabilities	$84,164,000	89,601,000

Accrued contract costs represent direct and indirect costs on contracts as well as estimates of amounts owed for invoices not yet received from vendors or reflected in accounts payable.

Accrued acquisition-related costs as of April 30, 2022 and July 31, 2021 include $9,000,000 and $8,705,000, respectively, of contingent earn-out consideration related to our acquisition of UHP. See Note (2) - “Acquisitions - UHP Networks Inc.” for further discussion.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued warranty obligations as of April 30, 2022 relate to estimated liabilities for assurance type warranty coverage that we provide to our customers. We generally provide warranty coverage for some of our products for a period of at least one year from the date of delivery. We record a liability for estimated warranty expense based on historical claims, product failure rates, consideration of contractual obligations, future costs to resolve software issues and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Changes in our accrued warranty obligations during the nine months ended April 30, 2022 and 2021 were as follows:

	Nine months ended April 30,
	2022	2021
Balance at beginning of period	$17,600,000	15,200,000
(Benefit from) provision for warranty obligations	(613,000)	2,852,000
Adjustments for changes in estimates	(2,500,000)	—
Charges incurred	(3,655,000)	(2,055,000)
Additions (in connection with acquisitions)	—	750,000
Balance at end of period	$10,832,000	16,747,000

During the nine months ended April 30, 2022, we recorded a $2,500,000 benefit to cost of sales in our Commercial Solutions segment due to lower than expected warranty claims associated with previously acquired NG-911 technologies.

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

As of April 30, 2022, the amount outstanding under our Credit Facility was $127,000,000, which is reflected in the non-current portion of long-term debt on our Condensed Consolidated Balance Sheet. At April 30, 2022, we had $925,000 of standby letters of credit outstanding under our Credit Facility related to guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During the nine months ended April 30, 2022, we had outstanding balances under the Credit Facility ranging from $100,000,000 to $212,000,000.

As of April 30, 2022, total net deferred financing costs related to the Credit Facility were $1,216,000 and are being amortized over the term of our Credit Facility through October 31, 2023.

Interest expense related to our Credit Facility, including amortization of deferred financing costs, recorded during the three months ended April 30, 2022 and 2021 was $1,004,000 and $1,515,000, respectively. Interest expense related to our Credit Facility, including amortization of deferred financing costs, recorded during the nine months ended April 30, 2022 and 2021 was $3,478,000 and $4,040,000, respectively. Our blended interest rate approximated 3.30% and 2.97%, respectively, for the three months ended April 30, 2022 and 2021 and approximated 3.20% and 2.80%, respectively, for the nine months ended April 30, 2022 and 2021.

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

As of April 30, 2022, our Secured Leverage Ratio was 2.40x TTM Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of April 30, 2022 was 12.12x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA. Although we do expect our Secured Leverage Ratio to increase during the fourth quarter of fiscal 2022 as we make payments to various vendors associated with the build-out of our high-volume technology manufacturing facilities and working capital needs for our existing contracts, given our overall expected business performance, we anticipate maintaining compliance with the terms and financial covenants in our Credit Facility for the foreseeable future.

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

Certain of our facility lease agreements (which are classified as operating leases) contain rent holidays or rent escalation clauses. For rent holidays and rent escalation clauses during the lease term, we record rental expense on a straight-line basis over the term of the lease. As of April 30, 2022, none of our leases contained a residual value guarantee and covenants included in our lease agreements are customary for the types of facilities and equipment being leased.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of lease expense are as follows:

	Three months ended April 30,		Nine months ended April 30,
	2022	2021	2022	2021
Finance lease expense:
Amortization of ROU assets	$3,000	5,000	$10,000	33,000
Interest on lease liabilities	1,000	—	1,000	2,000
Operating lease expense	2,933,000	3,024,000	8,797,000	8,373,000
Short-term lease expense	92,000	236,000	303,000	738,000
Variable lease expense	1,128,000	1,202,000	3,446,000	3,356,000
Sublease income	(17,000)	(17,000)	(50,000)	(50,000)
Total lease expense	$4,140,000	4,450,000	$12,507,000	12,452,000

Additional information related to leases is as follows:

	Nine months ended April 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases - Operating cash outflows	$8,910,000	$8,064,000
Finance leases - Operating cash outflows	1,000	2,000
Finance leases - Financing cash outflows	14,000	33,000
ROU assets obtained in the exchange for lease liabilities (non-cash):
Operating leases	$15,212,000	$24,504,000

The following table is a reconciliation of future cash flows relating to operating and financing lease liabilities presented on our Condensed Consolidated Balance Sheet as of April 30, 2022:

	Operating	Finance	Total
Remainder of fiscal 2022	$2,945,000	2,000	$2,947,000
Fiscal 2023	10,192,000	4,000	10,196,000
Fiscal 2024	8,949,000	—	8,949,000
Fiscal 2025	8,247,000	—	8,247,000
Fiscal 2026	6,771,000	—	6,771,000
Thereafter	29,006,000	—	29,006,000
Total future undiscounted cash flows	66,110,000	6,000	66,116,000
Less: Present value discount	10,367,000	1,000	10,368,000
Lease liabilities	$55,743,000	5,000	$55,748,000

Weighted-average remaining lease terms (in years)	8.84	0.81
Weighted-average discount rate	3.43%	6.68%

We lease our Melville, New York production facility from a partnership controlled by the non-executive Chairman of our Board of Directors. Lease payments made during the nine months ended April 30, 2022 and 2021 were $504,000 and $494,000, respectively. The current lease provides for our use of the premises as they exist through December 2031. The annual rent of the facility for calendar year 2022 is $685,000 and is subject to customary adjustments. We have a right of first refusal in the event of a sale of the facility.

As of April 30, 2022, we do not have any material rental commitments that have not commenced.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(12)     Income Taxes

At April 30, 2022 and July 31, 2021, total unrecognized tax benefits were $9,845,000 and $9,172,000, respectively, including interest of $289,000 and $163,000, respectively. At April 30, 2022 and July 31, 2021, $3,003,000 and $2,717,000, respectively, of our unrecognized tax benefits were recorded as non-current income taxes payable on our Condensed Consolidated Balance Sheets. The remaining unrecognized tax benefits of $6,842,000 and $6,455,000 at April 30, 2022 and July 31, 2021, respectively, were presented as an offset to the associated non-current deferred tax assets on our Condensed Consolidated Balance Sheets. Of the total unrecognized tax benefits, $8,921,000 and $8,408,000 at April 30, 2022 and July 31, 2021, respectively, net of the reversal of the federal benefit recognized as a deferred tax asset relating to state reserves, would favorably impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our condensed consolidated financial statements. We do not expect that there will be any significant changes to our total unrecognized tax benefits within the next twelve months.

Our U.S. federal income tax returns for fiscal 2019 through 2021 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2017 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

As of April 30, 2022, the aggregate number of shares of common stock which may be issued, pursuant to the Plan, may not exceed 10,962,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and employee purchases under the ESPP with the issuance of new shares of our common stock.

As of April 30, 2022, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 9,246,184 shares (net of 5,321,105 expired and canceled awards), of which an aggregate of 7,605,758 have been exercised or settled.

As of April 30, 2022, the following stock-based awards, by award type, were outstanding:

April 30, 2022
Stock options	541,985
Performance shares	347,018
RSUs, restricted stock and share units	751,423
Total	1,640,426

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our ESPP provides for the issuance of up to 1,050,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value on the first or last day of each calendar quarter, whichever is lower. Through April 30, 2022, we have cumulatively issued 928,578 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended April 30,		Nine months ended April 30,
	2022	2021	2022	2021
Cost of sales	$80,000	42,000	$229,000	174,000
Selling, general and administrative expenses	886,000	1,089,000	3,494,000	2,789,000
Research and development expenses	105,000	73,000	252,000	227,000
Stock-based compensation expense	1,071,000	1,204,000	3,975,000	3,190,000
Former CEO transition costs related to equity-classified stock-based awards	—	—	7,388,000	—
Total stock-based compensation expense before income tax benefit	1,071,000	1,204,000	11,363,000	3,190,000
Estimated income tax benefit	(226,000)	(260,000)	(1,449,000)	(684,000)
Net stock-based compensation expense	$845,000	944,000	$9,914,000	2,506,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At April 30, 2022, unrecognized stock-based compensation of $10,078,000, net of estimated forfeitures of $797,000, is expected to be recognized over a weighted average period of 3.1 years. Total stock-based compensation capitalized and included in ending inventory at both April 30, 2022 and July 31, 2021 was $48,000. There are no liability-classified stock-based awards outstanding as of April 30, 2022 or July 31, 2021.

Selling, general and administrative expenses included in the table above, for the nine months ended April 30, 2022, includes $827,000 of amortization of stock-based compensation related to three, long-standing members of our Board of Directors who retired in December 2021.

Stock-based compensation expense, by award type, is summarized as follows:

	Three months ended April 30,		Nine months ended April 30,
	2022	2021	2022	2021
Stock options	$40,000	72,000	$482,000	289,000
Performance shares	300,000	431,000	1,013,000	1,096,000
RSUs, restricted stock and share units	675,000	649,000	2,314,000	1,654,000
ESPP	56,000	52,000	166,000	151,000
Stock-based compensation expense	1,071,000	1,204,000	3,975,000	3,190,000
Former CEO transition costs related to equity-classified stock-based awards	—	—	7,388,000	—
Total stock-based compensation expense before income tax benefit	1,071,000	1,204,000	11,363,000	3,190,000
Estimated income tax benefit	(226,000)	(260,000)	(1,449,000)	(684,000)
Net stock-based compensation expense	$845,000	944,000	$9,914,000	2,506,000

ESPP stock-based compensation expense primarily relates to the 15% discount offered to participants in the ESPP.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability on our Condensed Consolidated Balance Sheet as of April 30, 2022 and July 31, 2021. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

Stock Options

The following table summarizes the Plan’s activity:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2021	1,073,435	$25.76
Expired/canceled	(56,250)	27.59
Exercised	(1,220)	17.88
Outstanding at October 31, 2021	1,015,965	25.66
Expired/canceled	(10,030)	27.14
Outstanding at January 31, 2022	1,005,935	25.65
Expired/canceled	(463,950)	26.44
Outstanding at April 30, 2022	541,985	$24.97	4.17	$—

Exercisable at April 30, 2022	424,625	$26.93	3.09	$—

Vested and expected to vest at April 30, 2022	536,090	$25.05	4.13	$—

Stock options outstanding as of April 30, 2022 have exercise prices ranging from $17.88 - $33.94, representing the fair market value of our common stock on the date of grant, a contractual term of ten years and a vesting period of five years. The total intrinsic value relating to stock options exercised during the nine months ended April 30, 2022 was $7,000. There were no stock options exercised during the nine months ended April 30, 2021.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Performance Shares, RSUs, Restricted Stock and Share Unit Awards

The following table summarizes the Plan’s activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2021	1,068,370	$21.93
Granted	228,161	26.81
Settled	(190,310)	23.97
Canceled/Forfeited	(40,880)	23.15
Outstanding at October 31, 2021	1,065,341	22.56
Granted	187,658	23.35
Settled	(191,238)	22.47
Canceled/Forfeited	(15,156)	21.88
Outstanding at January 31, 2022	1,046,605	22.73
Granted	84,125	16.39
Settled	(14,099)	24.00
Canceled/Forfeited	(18,190)	22.46
Outstanding at April 30, 2022	1,098,441	$22.23	$14,939,000

Vested at April 30, 2022	444,847	$22.12	$6,050,000

Vested and expected to vest at April 30, 2022	1,064,636	$22.22	$14,479,000

The total intrinsic value relating to fully-vested awards settled during the three and nine months ended April 30, 2022 was $262,000 and $9,726,000, respectively. The total intrinsic value relating to fully-vested awards settled during the three and nine months ended April 30, 2021 was $178,000 and $3,083,000, respectively.

The performance shares granted to employees principally vest over a three-year performance period, if pre-established performance goals are attained, or as specified pursuant to the Plan and related agreements. As of April 30, 2022, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level.

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

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of settlement of the underlying award. During the three and nine months ended April 30, 2022, we accrued $97,000 and $314,000, respectively, of dividend equivalents (net of forfeitures) and paid out $2,000 and $527,000, respectively. Accrued dividend equivalents were recorded as a reduction to retained earnings. As of April 30, 2022 and July 31, 2021, accrued dividend equivalents were $671,000 and $884,000, respectively.

With respect to the actual settlement of stock-based awards for income tax reporting, during the three and nine months ended April 30, 2022, we recorded an income tax expense of $483,000 and $344,000, respectively, and during the three and nine months ended April 30, 2021, we recorded an income tax benefit of $18,000 and an income tax expense of $189,000, respectively.

(14)     Segment Information

Reportable operating segments are determined based on Comtech’s management approach. The management approach, as defined by FASB ASC 280 - "Segment Reporting" is based on the way that the CODM organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. Our CODM, for purposes of FASB ASC 280, is our Chief Executive Officer. In connection with his recent appointment on December 31, 2021, our new CEO is currently evaluating his management approach to the business. At the moment, we are currently managing our business through the following reportable operating segments:

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

Our CODM primarily uses a metric that we refer to as Adjusted EBITDA to measure an operating segment’s performance and to make decisions about resources to be allocated. Our Adjusted EBITDA metric for the Commercial Solutions and Government Solutions segments do not consider any allocation of indirect expense, or any of the following: income taxes, interest (income) and other, change in fair value of the convertible preferred stock purchase option liability, write-off of deferred financing costs, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, amortization of cost to fulfill assets, estimated contract settlement costs, settlement of intellectual property litigation, acquisition plan expenses, restructuring costs, COVID-19 related costs, strategic emerging technology costs (for next-generation satellite technology), facility exit costs, former CEO transition costs, proxy solicitation costs, strategic alternatives analysis expenses and other. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Any amounts shown in the Adjusted EBITDA calculation for our Commercial Solutions and Government Solutions segments are directly attributable to those segments. Our Adjusted EBITDA is also used by our management in assessing the Company's operating results. Although closely aligned, the Company's definition of Adjusted EBITDA is different than the Consolidated EBITDA (as such term is defined in our Credit Facility) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and, therefore, may not be comparable to similarly titled measures used by other companies.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Operating segment information, along with a reconciliation of segment net income (loss) and consolidated net income (loss) to Adjusted EBITDA is presented in the tables below:

	Three months ended April 30, 2022
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$88,131,000	33,985,000	—	$122,116,000
Operating income (loss)	$7,424,000	(2,928,000)	(5,062,000)	$(566,000)

Net income (loss)	$6,631,000	(1,832,000)	(4,824,000)	$(25,000)
Provision for (benefit from) income taxes	823,000	(666,000)	(928,000)	(771,000)
Interest (income) and other	(30,000)	(408,000)	(11,000)	(449,000)
Change in fair value of convertible preferred stock purchase option liability	—	—	(302,000)	(302,000)
Interest expense	—	(22,000)	1,003,000	981,000
Amortization of stock-based compensation	—	—	1,071,000	1,071,000
Amortization of intangibles	4,260,000	1,089,000	—	5,349,000
Depreciation	1,991,000	443,000	48,000	2,482,000
Amortization of cost to fulfill assets	—	233,000	—	233,000
Restructuring costs	1,310,000	290,000	—	1,600,000
COVID-19 related costs	—	115,000	—	115,000
Strategic emerging technology costs	268,000	644,000	—	912,000
Adjusted EBITDA	$15,253,000	(114,000)	(3,943,000)	$11,196,000

Purchases of property, plant and equipment	$4,849,000	759,000	—	$5,608,000
Total assets at April 30, 2022	$732,436,000	222,259,000	28,942,000	$983,637,000

	Three months ended April 30, 2021
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$91,364,000	48,012,000	—	$139,376,000
Operating income (loss)	$9,318,000	768,000	(7,736,000)	$2,350,000

Net income (loss)	$9,020,000	752,000	(8,980,000)	$792,000
Provision for (benefit from) income taxes	302,000	(85,000)	99,000	316,000
Interest (income) and other	(7,000)	101,000	(370,000)	(276,000)
Interest expense	3,000	—	1,515,000	1,518,000
Amortization of stock-based compensation	—	—	1,204,000	1,204,000
Amortization of intangibles	4,221,000	1,089,000	—	5,310,000
Depreciation	1,779,000	439,000	56,000	2,274,000
Acquisition plan expenses	—	—	5,267,000	5,267,000
Restructuring costs	594,000	—	—	594,000
COVID-19 related costs	—	416,000	—	416,000
Strategic emerging technology costs	—	315,000	—	315,000
Adjusted EBITDA	$15,912,000	3,027,000	(1,209,000)	$17,730,000

Purchases of property, plant and equipment	$3,159,000	1,389,000	3,000	$4,551,000
Long-lived assets acquired in connection with acquisitions	$45,597,000	—	—	$45,597,000
Total assets at April 30, 2021	$721,857,000	237,798,000	38,937,000	$998,592,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended April 30, 2022
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$248,342,000	110,914,000	—	$359,256,000
Operating income (loss)	$14,179,000	(4,538,000)	(41,312,000)	$(31,671,000)

Net income (loss)	$13,251,000	(3,091,000)	(38,043,000)	$(27,883,000)
Provision for (benefit from) income taxes	869,000	(1,297,000)	(5,672,000)	(6,100,000)
Interest (income) and other	53,000	(242,000)	(71,000)	(260,000)
Change in fair value of convertible preferred stock purchase option liability	—	—	(1,004,000)	(1,004,000)
Interest expense	6,000	92,000	3,478,000	3,576,000
Amortization of stock-based compensation	—	—	3,975,000	3,975,000
Amortization of intangibles	12,780,000	3,267,000	—	16,047,000
Depreciation	5,743,000	1,163,000	151,000	7,057,000
Amortization of cost to fulfill assets	—	233,000	—	233,000
Former CEO transition costs	—	—	13,554,000	13,554,000
Proxy solicitation costs	—	—	11,248,000	11,248,000
Restructuring costs	3,819,000	219,000	—	4,038,000
COVID-19 related costs	—	1,144,000	—	1,144,000
Strategic emerging technology costs	268,000	644,000	—	912,000
Adjusted EBITDA	$36,789,000	2,132,000	(12,384,000)	$26,537,000

Purchases of property, plant and equipment	$11,617,000	2,803,000	—	$14,420,000
Total assets at April 30, 2022	$732,436,000	222,259,000	28,942,000	$983,637,000

	Nine months ended April 30, 2021
	Commercial Solutions	Government Solutions	Unallocated	Total
Net sales	$260,991,000	174,895,000	—	$435,886,000
Operating income (loss)	$27,439,000	8,813,000	(114,216,000)	$(77,964,000)

Net income (loss)	$26,618,000	9,138,000	(116,599,000)	$(80,843,000)
Provision for (benefit from) income taxes	858,000	(497,000)	(2,439,000)	(2,078,000)
Interest (income) and other	(40,000)	108,000	(344,000)	(276,000)
Interest expense	3,000	64,000	5,166,000	5,233,000
Amortization of stock-based compensation	—	—	3,190,000	3,190,000
Amortization of intangibles	12,794,000	2,877,000	—	15,671,000
Depreciation	5,709,000	1,285,000	289,000	7,283,000
Acquisition plan expenses	(1,052,000)	—	100,859,000	99,807,000
Restructuring costs	1,195,000	—	—	1,195,000
COVID-19 related costs	—	576,000	—	576,000
Strategic emerging technology costs	—	315,000	—	315,000
Adjusted EBITDA	$46,085,000	13,866,000	(9,878,000)	$50,073,000

Purchases of property, plant and equipment	$5,123,000	3,031,000	83,000	$8,237,000
Long-lived assets acquired in connection with acquisitions	$45,597,000	2,443,000	—	$48,040,000
Total assets at April 30, 2021	$721,857,000	237,798,000	38,937,000	$998,592,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unallocated expenses result from corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs and also includes all of our amortization of stock-based compensation. During the three and nine months ended April 30, 2021, we recorded $5,267,000 and $99,807,000, respectively of acquisition plan expenses, most of which were recorded in our unallocated expenses. See Note (2) - "Acquisitions" for further information. There were no such charges recorded in the three and nine months ended April 30, 2022. During the nine months ended April 30, 2022, we incurred $11,248,000 of proxy solicitation costs (including legal and advisory fees and costs associated with a related lawsuit) as a result of a now settled proxy contest initiated by a shareholder during the first quarter of fiscal 2022. Also, during the nine months ended April 30, 2022, we expensed $13,554,000 of transition costs related to our former CEO. See Note (1) - "General - Former CEO Transition Costs" for a further discussion.

During the three and nine months ended April 30, 2022, our Commercial Solutions segment recorded $1,310,000 and $3,819,000, respectively, of restructuring costs to streamline our operations, including costs related to the ongoing relocation of certain of our satellite earth station production facilities to a new 146,000 square foot facility in Chandler, Arizona. Similar restructuring costs of $594,000 and $1,195,000, respectively, were incurred during three and nine months ended April 30, 2021. In addition, during the three and nine months ended April 30, 2022, our Government Solutions segment recorded $115,000 and $1,144,000, respectively, of incremental operating costs related to our antenna facility located in the United Kingdom due to the impact of the COVID-19 pandemic. Similar incremental operating costs of $416,000 and $576,000, respectively, were incurred during three and nine months ended April 30, 2021.

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

Intersegment sales for the three months ended April 30, 2022 and 2021 by the Commercial Solutions segment to the Government Solutions segment were $920,000 and $827,000, respectively. Intersegment sales for the nine months ended April 30, 2022 and 2021 by the Commercial Solutions segment to the Government Solutions segment were $2,986,000 and $2,622,000, respectively. There were nominal sales by the Government Solutions segment to the Commercial Solutions segment for these periods. All intersegment sales are eliminated in consolidation and are excluded from the tables above.

Unallocated assets at April 30, 2022 consist principally of cash and cash equivalents, income taxes receivable, corporate property, plant and equipment and deferred financing costs. The large majority of our long-lived assets are located in the U.S.

(15)     Goodwill

The following table represents goodwill by reportable operating segment, including the changes in the net carrying value of goodwill during the nine months ended April 30, 2022:

	Commercial Solutions	Government Solutions	Total
Balance as of July 31, 2021	$270,389,000	77,309,000	$347,698,000
UHP acquisition	(6,000)	—	(6,000)
Balance as of April 30, 2022	$270,383,000	77,309,000	$347,692,000

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

Based on our quantitative evaluation performed on August 1, 2021, we determined that our Commercial Solutions and Government Solutions reporting units had estimated fair values in excess of their carrying values of at least 22.7% and 94.1%, respectively, and concluded that our goodwill was not impaired and that neither of our two reporting units was at risk of failing the quantitative assessment.

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

In the past several months, COVID-19, Russia's military incursion into Ukraine and the related global supply chain constraints have impacted our business, operating results and financial condition, as well as the operations and financial performance of many of the customers and suppliers in industries that we serve. We have experienced order and production delays, disruptions in component availability, increased pricing both for labor and parts, lower levels of factory utilization and higher logistics and operational costs. Such business conditions are expected to continue during our fourth quarter of fiscal 2022 and carry into fiscal 2023. In addition, as of April 30, 2022, our stock price has declined to $13.60.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We have started our next annual goodwill impairment analysis, which is required to be performed on August 1, 2022 (the start of our fiscal 2023). Such analysis will consider the challenging business environment we are operating in. Also, as disclosed in Note (14) - "Segment Information," our new CEO is currently evaluating his management approach to the business. If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

(16)     Intangible Assets

Intangible assets with finite lives are as follows:

	April 30, 2022
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$302,058,000	103,928,000	$198,130,000
Technologies	14.8	114,949,000	74,580,000	40,369,000
Trademarks and other	16.7	32,926,000	18,773,000	14,153,000
Total		$449,933,000	197,281,000	$252,652,000

	July 31, 2021
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$302,058,000	93,215,000	$208,843,000
Technologies	14.8	114,949,000	70,924,000	44,025,000
Trademarks and other	16.7	32,926,000	17,095,000	15,831,000
Total		$449,933,000	181,234,000	$268,699,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the three months ended April 30, 2022 and 2021 was $5,349,000 and $5,310,000, respectively. Amortization expense for the nine months ended April 30, 2022 and 2021 was $16,047,000 and $15,671,000, respectively.

The estimated amortization expense consists of the following for the fiscal years ending July 31:

2022	$21,396,000
2023	21,781,000
2024	21,154,000
2025	21,041,000
2026	19,888,000

We review net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. Based on our last assessment, we believe that the carrying values of our net intangible assets were recoverable as of April 30, 2022. However, if business conditions deteriorate, we may be required to record impairment losses, and or increase the amortization of intangibles in the future. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We determined that our obligation to issue the Green Shoe at any time on or prior to March 31, 2023 meets the definition of a freestanding financial instrument that should be accounted for as a liability. As such, we established an initial convertible preferred stock purchase option liability of $1,005,000 and reduced the proceeds from the Initial Issuance by such amount. The liability will be remeasured to its estimated fair value each reporting period until such instrument is exercised or expires. Changes in its estimated fair value are recognized as a non-cash charge or benefit and presented on the condensed consolidated statement of operations. The estimated fair value of the convertible preferred stock purchase option liability was nominal as of April 30, 2022. During the three and nine months ended April 30, 2022, we recorded benefits of $302,000 and $1,004,000, respectively for the remeasurement of the convertible preferred stock purchase option liability.

In accordance with ASC 480, "Distinguishing Liabilities from Equity," specifically ASC 480-10-S99-3A(2), SEC Staff Announcement: Classification and Measurement of Redeemable Securities, we have classified the Convertible Preferred Stock outside of permanent equity as temporary equity since the redemption of such shares is not solely within our control and we could be required by the holder to redeem the shares for cash or other assets, at their option. Upon the Initial Issuance, we recorded the Convertible Preferred Stock, net of issuance costs of $4,007,000 and net of the portion of such proceeds allocated to the convertible preferred stock purchase option liability described above, which resulted in an initial carrying value of the Convertible Preferred Stock less than its initial redemption value of $100,000,000. We have elected to adjust the carrying value of the Convertible Preferred Stock to its current redemption value of $103,522,000, which includes $2,964,000 of dividends paid in kind and $558,000 of accumulated and unpaid dividends. As such, an adjustment of $8,534,000 to increase the carrying value of the Convertible Preferred Stock was recorded against retained earnings during the nine months ended April 30, 2022.

(18)     Stockholders’ Equity

Sale of Common Stock
On March 3, 2021, in connection with our acquisition of UHP, we filed a shelf registration statement with the SEC for the sale of up to 1,381,567 shares of our common stock by the selling stockholder of UHP. See Note (2) - "Acquisitions - UHP Networks Inc." for further information.

Common Stock Repurchase Program
On September 29, 2020, our Board of Directors authorized a new $100,000,000 stock repurchase program, which replaced our prior program. The new $100,000,000 stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases of our common stock during the nine months ended April 30, 2022 or 2021.

Common Stock Dividends
Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount that was established by our Board of Directors. On October 4, 2021, December 9, 2021 and March 10, 2022, our Board of Directors declared a dividend of $0.10 per common share, which were paid on November 12, 2021, February 18, 2022 and May 20, 2022, respectively. On June 9, 2022, our Board of Directors declared a dividend of $0.10 per common share, payable on August 19, 2022 to stockholders of record at the close of business on July 20, 2022. Future dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval and certain voting rights of holders of our Series A Convertible Preferred Stock.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(19)    Legal Proceedings and Other Matters

Settled Litigation Related to the Convertible Preferred Stock Issuance
In October 2021, Anthony Franchi (the “Plaintiff”) brought a putative class action in the Court of Chancery of the State of Delaware against the Company's current directors, the Company, White Hat Capital Partners LP (“White Hat”) and Magnetar Capital LLC (“Magnetar”), which was fully resolved by the parties and the case dismissed by court order on May 3, 2022. The ultimate resolution of this matters did not result in a material adverse effect on our consolidated results of operations and financial condition.

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

Employment Change of Control and Indemnification Agreements
We have an employment agreement and change of control agreement with Mr. Porcelain, our President and CEO, and member of our Board of Directors. We have also entered into change of control agreements with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of our Company or a termination of the employee.

Index
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "believe," "project, "estimate," "expect," "strategy," "future," "likely," "may," "should," "will," and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding our future performance and financial condition, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include, among other things: the possibility that the expected synergies and benefits from recent acquisitions will not be fully realized, or will not be realized within the anticipated time periods; the risk that the acquired businesses will not be integrated with Comtech successfully; the possibility of disruption from recent acquisitions, making it more difficult to maintain business and operational relationships or retain key personnel; the risk that Comtech will be unsuccessful in implementing a tactical shift in its Government Solutions segment away from bidding on large commodity service contracts and toward pursuing contracts for its niche products with higher margins; the nature and timing of our receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements; changing customer demands and or procurement strategies; changes in prevailing economic and political conditions, including as a result of Russia's military incursion into Ukraine; changes in the price of oil in global markets; changes in foreign currency exchange rates; risks associated with Comtech's legal proceedings, customer claims for indemnification, and other similar matters; risks associated with our obligations under our Credit Facility; risks associated with our large contracts; risks associated with the COVID-19 pandemic and related supply chain disruptions; and other factors described in this and our other filings with the Securities and Exchange Commission ("SEC").

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

We manage our business through two reportable operating segments:

•Commercial Solutions - offers satellite ground station technologies (such as modems and amplifiers), and public safety and location technologies (such as 911 call routing, 911 call handling and mapping solutions) to commercial customers and smaller government customers, such as state and local governments. This segment also serves certain large government customers (including the U.S. government) that have requirements for off-the-shelf commercial equipment.

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

We recognize the incremental costs to obtain or fulfill a contract as an expense when incurred if the amortization period of the asset is one year or less; otherwise, such costs are capitalized and amortized over the estimated life of the contract. During the three and nine months ended April 30, 2022, incremental costs to obtain or fulfill contracts with an amortization period greater than one year were not material.

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

Impairment of Goodwill and Other Intangible Assets. As of April 30, 2022, total goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $347.7 million (of which $270.4 million relates to our Commercial Solutions segment and $77.3 million relates to our Government Solutions segment). Additionally, as of April 30, 2022, net intangibles recorded on our Condensed Consolidated Balance Sheet aggregated $252.7 million (of which $209.9 million relates to our Commercial Solutions segment and $42.8 million relates to our Government Solutions segment). Each of our two operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

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

Based on our quantitative evaluation performed on August 1, 2021, we determined that our Commercial Solutions and Government Solutions reporting units had estimated fair values in excess of their carrying values of at least 22.7% and 94.1%, respectively, and concluded that our goodwill was not impaired and that neither of our two reporting units was at risk of failing the quantitative assessment.

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

In the past several months, COVID-19, Russia's military incursion into Ukraine and the related global supply chain constraints have impacted our business, operating results and financial condition, as well as the operations and financial performance of many of the customers and suppliers in industries that we serve. We have experienced order and production delays, disruptions in component availability, increased pricing both for labor and parts, lower levels of factory utilization and higher logistics and operational costs. Such business conditions are expected to continue during our fourth quarter of fiscal 2022 and carry into fiscal 2023. In addition, as of April 30, 2022, our stock price has declined to $13.60.

We have started our next annual goodwill impairment analysis, which is required to be performed on August 1, 2022 (the start of our fiscal 2023). Such analysis will consider the challenging business environment we are operating in. If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangible assets with finite lives when an event occurs indicating the potential for impairment. We believe that the carrying values of our net intangible assets were recoverable as of April 30, 2022. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

Our U.S. federal income tax returns for fiscal 2019 through 2021 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2017 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

Index
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

Business Outlook for Fiscal 2022
Comtech delivered financial results for our third quarter ended April 30, 2022 that were ahead of our expectations. Our financial highlights for the quarter include:

•Consolidated net sales were $122.1 million, up 1.4% sequentially from the second quarter;

•Gross margins improved sequentially ten basis points to 38.2%;

•GAAP net loss attributable to common stockholders was $1.7 million, and included $0.9 million of strategic emerging technology costs for next-generation satellite technology, as discussed below;

•GAAP EPS loss of $0.06 and Non-GAAP EPS income of $0.06;

•Adjusted EBITDA (a Non-GAAP financial measure discussed below) of $11.2 million, a 14.3% sequential increase;

•New bookings (also referred to as orders) of $113.4 million, a 10.2% sequential increase and resulting in a quarterly book-to-bill ratio of 0.93x (a measure defined as bookings divided by net sales);

•Backlog of $602.3 million as of April 30, 2022, compared to $611.1 million as of January 31, 2022;

•Revenue visibility of approximately $1.2 billion. We measure this revenue visibility as the sum of our $602.3 million backlog, plus the total unfunded value of certain multi-year contracts that we have received and from which we expect future orders; and

•Cash flows used in operating activities of $1.1 million. Excluding $10.6 million in aggregate payments for our former CEO transition and settled proxy contest, cash inflow from operating activities would have been $9.5 million.

Non-GAAP financial measures discussed above are reconciled to the most directly comparable GAAP financial measures in the table included in the below section "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended April 30, 2022 and 2021" and "Comparison of the Results of Operations for the Nine Months Ended April 30, 2022 and 2021."

This continues to be a transformative time for Comtech. During the most recent quarter, we progressed on our initiative to enhance our leadership team, welcoming Maria Hedden as our new Chief Operating Officer and Robert Samuels as our new Vice President of Investor Relations and Corporate Communications. Both Ms. Hedden and Mr. Samuels will strengthen the Comtech team and make an immediate impact on our day-to-day operations in their respective areas of expertise. We also just announced that Tim Jenkins was appointed President of our Safety and Security Technologies product group, effective June 1. Mr. Jenkins has been with Comtech for three years, most recently serving as Group Vice President and General Manager within the Safety and Security Technologies organization.

Further, we strengthened the leadership team of our U.S. based satellite business line with the appointment of Jon Opalski as new divisional Chief Operating Officer and Bob Pescatore as General Manager of Digital Products. Mr. Opalski will be responsible for driving operational excellence at both Comtech’s existing Santa Clara site and our new Arizona high-volume manufacturing and technology facility. Mr. Pescatore will lead the Satellite Network Technologies Digital Products Team, continuing development of industry-leading satellite modems, network products, and cybersecurity support.

Finally, we recently welcomed Ken Peterman as a new independent director to our board. With over forty years in the defense sector, Mr. Peterman’s significant experience in satellite technology and decades of experience with U.S. government contracting will help to lead Comtech into a new era of commercial success and shareholder value.

Index
During the third quarter, we also continued to execute on our plans to deploy the proceeds of our $100.0 million strategic growth investment and continued to solidify our position as a leading solutions provider in our two key end-markets: Next Generation 911 Public Safety and Satellite and Space Communications. Both are at the beginning of a long-term investment and upgrade cycle, and the demand environment for our products, despite the headwinds discussed below, remains strong.

Considering this outlook, we pressed forward during the most recent quarter on our investments in capital equipment and building improvements in connection with the opening of a new 146,000 square-foot facility in Chandler, Arizona, and the establishment of a 56,000 square-foot facility in Basingstoke, United Kingdom. Although COVID-19 and supply chain issues have extended our original build-out schedules, both manufacturing centers are expected to support production of next-generation broadband satellite technology and should be fully operational by early fiscal 2023.

Our business continues to face near-term challenges and continued uncertainties, as the repercussions of the military conflict between Russia and Ukraine remain significant. For Comtech, the current conflict is directly impacting near-term elements of our sales pipelines. Certain customers have paused procurement and deployment of satellite and troposcatter communication systems, and instead are purchasing war-fighting equipment, such as anti-tank missiles and other “lethal equipment.” As a consequence, the U.S. defense budget, and defense budgets worldwide, are being adjusted in real-time to reflect the priorities of war and changing European geopolitics. Anticipated funding for other expected orders, including for our satellite and space communication products, has been shifted to other programs and/or temporarily delayed as a result of changes in defense spending priorities.

For context, in May 2022, the U.S. authorized an unprecedented $40.0 billion military and humanitarian aid package for Ukraine. While there are portions of this spending package that we could expect to benefit from in the future, such as financial support for Ukraine’s military and expanded U.S. military operations in Europe, we would not expect such spending for our communications related products and services to be immediate, as such military requirements are still being defined. Nonetheless, at the request of the Ukrainian government, during the most recent quarter, we donated multiple COMET™ troposcatter systems to support Ukraine’s urgent need for secure, reliable communications.

In late May 2022, at the request of the U.S. Army, we conducted in-field demonstrations of our troposcatter solutions (including the COMET™) for both U.S. and NATO allied government customers. These demonstrations consisted of end-to-end data communications links, showcasing small, medium and large troposcatter terminals. While it is always difficult to predict the timing and amount of future orders, we feel confident that Comtech is well-positioned to participate in the uptick in demand, as conflict and uncertainties present new opportunities for the types of communications solutions we provide. However, given the priority for weapons systems spending as opposed to communications systems spending right now, we continue to expect no meaningful bookings or related sales for the rest of fiscal 2022.

As we enter the fourth quarter of fiscal 2022, like experienced by most companies around the world, business conditions have become more challenging, and the operating environment is largely unpredictable. There continues to be order and production delays, disruptions in component availability, increased pricing both for labor and parts, lower levels of factory utilization and higher logistics and operational costs. As such, we shifted several opportunities from our prior fiscal 2022 business outlook, as we now expect them to occur in our fiscal 2023. For instance, we no longer expect our signed contract to deploy a state-wide NG-911 system for the state of Ohio to be funded during the quarter because the legislative vote to do so is now expected to occur in the fall of 2022. Additionally, we no longer expect funding to be finalized in the quarter for a smaller NG-911 infrastructure project in the southwest. We also are removing a previously expected multi-million-dollar award for a government customer located in Asia due to significant price increases from our vendor which we do not believe we can pass on.

Also, as it relates to our operations in Russia, like other companies, we are continuing to shift certain commercial software development and related support activities conducted in our Russian office to locations outside of the country. Our updated guidance reflects additional expenses of roughly $1.5 million (or $6.0 million on an annual basis) associated with shifting these development resources.

In light of business conditions and resulting challenges, we have lowered our financial targets for fiscal 2022. For the fourth quarter of fiscal 2022, we are now targeting consolidated net sales and Adjusted EBITDA of approximately $123.0 million and $11.5 million, respectively, and for fiscal 2022, we are targeting consolidated net sales and Adjusted EBITDA of approximately $482.0 million and $38.0 million, respectively. This compares to our prior annual financial targets for fiscal 2022 which consisted of consolidated net sales of $520.0 million and Adjusted EBITDA of $50.0 million. Our effective tax rate for fiscal 2022 is now expected to approximate 28.25% as compared to our prior estimate of 19.75% due to changes in expected product and geographical mix changes reflected in our updated Business Outlook for Fiscal 2022.

Index
We expect such challenging business conditions to carry into fiscal 2023. Nevertheless, despite these headwinds, we are confident in the importance and value of the markets we serve, and the way we are serving them. Reflecting this confidence in our business, on June 9, 2022, our Board of Directors declared a dividend of $0.10 per common share, payable on August 19, 2022 to stockholders of record at the close of business on July 20, 2022. Future common stock dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval and certain voting rights of holders of our Series A Convertible Preferred Stock.

Additional information related to our Business Outlook for Fiscal 2022 and a definition and explanation of Adjusted EBITDA is included in the below section "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended April 30, 2022 and 2021" and "Comparison of the Results of Operations for the Nine Months Ended April 30, 2022 and 2021."

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2022 AND 2021

Net Sales. Consolidated net sales were $122.1 million and $139.4 million for the three months ended April 30, 2022 and 2021, respectively, representing a decrease of $17.3 million, or 12.4%. The period-over-period decrease in net sales reflects lower net sales in both of our segments, as further discussed below.

Commercial Solutions
Net sales in our Commercial Solutions segment were $88.1 million for the three months ended April 30, 2022, as compared to $91.4 million for the three months ended April 30, 2021, a decrease of $3.3 million, or 3.6%. Our Commercial Solutions segment represented 72.2% of consolidated net sales for the three months ended April 30, 2022 as compared to 65.6% for the three months ended April 30, 2021. Our book-to-bill ratio (a measure defined as bookings divided by net sales) for this segment was 0.75x. Period-to-period fluctuations in bookings are normal for this segment.

Net sales in the three months ended April 30, 2022 of our satellite ground station technologies were comparable to the three months ended April 30, 2021. Our results for the third quarter of fiscal 2022 and 2021 include nominal sales from our TDMA satellite networking technologies acquired on March 2, 2021. Our satellite earth station product line has been impacted by overall challenging business conditions, including the COVID-19 pandemic's effect on customer demand, particularly in international markets, which historically represents a large majority of end-users for this product line. Although our backlog for satellite earth station products has increased since the beginning of the year, shortages of components are impacting shipments. We continue to monitor our inventory needs and navigate supply chain constraints which are impacting the timing of new orders, deliveries and installations. In addition, we expect to make no new sales to Russian customers for the rest of fiscal 2022. Overall, we expect sales of our satellite earth station products in fiscal 2022 to decline as compared to fiscal 2021.

Although quarterly bookings for our public safety and location technology solutions were the highest all year, net sales in the three months ended April 30, 2022 of our public safety and location technology solutions were lower than the three months ended April 30, 2021, reflecting the timing of non-recurring sales of certain of our NG-911 services. As a result of challenging business conditions, we are no longer expecting to book certain large opportunities during the fourth quarter of fiscal 2022. We do not believe these opportunities to be lost and now expect them to occur in fiscal 2023. Overall, we believe that sales of our public safety and location technology solutions will be higher than the amount we achieved in fiscal 2021.

In aggregate, net sales for our Commercial Solutions segment is anticipated to be lower than the amount we achieved in fiscal 2021. Bookings, sales and profitability in our Commercial Solutions segment can fluctuate from period-to-period due to many factors, including changes in the general business environment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Government Solutions
Net sales in our Government Solutions segment were $34.0 million for the three months ended April 30, 2022 as compared to $48.0 million for the three months ended April 30, 2021, a decrease of $14.0 million or 29.2%. Our Government Solutions segment represented 27.8% of consolidated net sales for the three months ended April 30, 2022 as compared to 34.4% for the three months ended April 30, 2021. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the three months ended April 30, 2022 was 1.38x. Period-to-period fluctuations in bookings are normal for this segment.

Net sales for the third quarter of fiscal 2022 primarily reflect significantly lower sales of global field support services, advanced VSAT products and other programs to the U.S. Army. Net sales during the three months ended April 30, 2021 also included revenue related to our performance on our 10-year, $211.0 million IDIQ contract awarded to us by a prime contractor to provide next-generation troposcatter systems in support of the U.S. Marine Corps. There were nominal corresponding sales in the third quarter of fiscal 2022. We believe the next round of funding on this IDIQ contract will now occur in fiscal 2023.

Index

In aggregate, net sales for our Government Solutions segment are anticipated to be significantly lower than the amount we achieved in fiscal 2021. As discussed in our Form 10-Q filed with the SEC on June 8, 2021, our revenues in fiscal 2022 were expected to decline due to the U.S. government’s decision to fully withdraw troops from Afghanistan and make certain program changes. In addition, as a direct result of the Russia/Ukraine military conflict, we no longer expect to receive and ship orders to Ukraine in fiscal 2022. That customer had an immediate need for wireless communication services and has redirected procurement dollars to war-fighting equipment.

Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by our U.S. and international government customers. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the three months ended April 30, 2022 and 2021 are as follows:

	Three months ended April 30,
	2022	2021	2022	2021	2022	2021
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	9.3%	16.5%	59.7%	65.0%	23.3%	33.2%
Domestic	61.7%	61.2%	14.5%	18.9%	48.6%	46.6%
Total U.S.	71.0%	77.7%	74.2%	83.9%	71.9%	79.8%

International	29.0%	22.3%	25.8%	16.1%	28.1%	20.2%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales are sales to Verizon, which accounted for 10.6% and 11.4% of consolidated net sales for the three months ended April 30, 2022 and 2021, respectively.

International sales for the three months ended April 30, 2022 and 2021 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $34.3 million and $28.2 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for the three months ended April 30, 2022 and 2021.

Gross Profit. Gross profit was $46.7 million and $53.0 million for the three months ended April 30, 2022 and 2021, respectively. Gross profit, as a percentage of consolidated net sales, for the three months ended April 30, 2022 was 38.2% as compared to 38.0% for the three months ended April 30, 2021. Our gross profit during the third quarter of fiscal 2021 reflects a benefit of $2.0 million from the refund of historical excise tax paid, which was recorded in our Unallocated segment. Excluding such benefit, our gross profit, as a percentage of consolidated net sales, in the third quarter of fiscal 2021 would have been 36.6%. Gross profit during the most recent quarter reflects a more favorable product mix and a lower provision for warranty obligations during the three months ended April 30, 2022 in light of the reduced level of sales activity during the period, offset in part by the impact of lower consolidated net sales. Our gross profit in both periods also reflects start-up costs associated with the opening of our new high-volume technology manufacturing centers, as well as increased costs resulting from the ongoing impacts of the COVID-19 pandemic and inflationary pressures. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended April 30, 2022 increased in comparison to the three months ended April 30, 2021. The gross profit percentage in the most recent quarter primarily reflects changes in products and services mix, offset in part by lower levels of factory utilization and higher logistics and operational costs resulting from global supply chain constraints.

Index
Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for the three months ended April 30, 2022 decreased in comparison to the three months ended April 30, 2021 and reflects changes in product and services mix in the most recent quarter, as discussed above. Also, during the three months ended April 30, 2022 and 2021, we incurred $0.1 million and $0.4 million, respectively, of incremental operating costs related to our antenna facility located in the United Kingdom due to the impact of the COVID-19 pandemic. Although operations in the United Kingdom have largely resumed, we continue to experience lingering impacts from COVID-19 and the shut-down in fiscal 2021.

Included in consolidated cost of sales for the three months ended April 30, 2022 and 2021 are provisions for excess and obsolete inventory of $1.1 million and $0.8 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends.

Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $27.6 million and $27.0 million for the three months ended April 30, 2022 and 2021, respectively. As a percentage of consolidated net sales, selling, general and administrative expenses were 22.6% and 19.4% for the three months ended April 30, 2022 and 2021, respectively.

During the three months ended April 30, 2022 and 2021, we incurred $1.6 million and $0.6 million, respectively, of restructuring costs to streamline our operations, including costs related to the ongoing relocation of certain of our satellite earth station production facilities to a new 146,000 square foot facility in Chandler, Arizona. Excluding restructuring costs, selling, general and administrative expenses for the three months ended April 30, 2022 and 2021 would have been $26.0 million, or 21.3%, and $26.4 million, or 18.9%, respectively, of consolidated net sales. The increase in our selling, general and administrative expenses, as a percentage of consolidated net sales, is primarily due to lower consolidated net sales. Our selling, general and administrative expenses in the most recent quarter also reflect higher labor costs associated with a tight global labor market, increased investments in marketing, including new social media activities and other investments we are making to achieve our long term business goals. Such spending is expected to continue during our fourth quarter of fiscal 2022.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $0.9 million in the three months ended April 30, 2022 as compared to $1.1 million in the three months ended April 30, 2021. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Research and Development Expenses. Research and development expenses were $14.3 million and $13.1 million for the three months ended April 30, 2022 and 2021, respectively. As a percentage of consolidated net sales, research and development expenses were 11.7% and 9.4% for the three months ended April 30, 2022 and 2021, respectively.

For the three months ended April 30, 2022 and 2021, research and development expenses of $12.3 million and $10.9 million, respectively, related to our Commercial Solutions segment, and $1.9 million and $2.1 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.1 million in both the three months ended April 30, 2022 and 2021 related to the amortization of stock-based compensation expense.

During the three months ended April 30, 2022 and 2021, we incurred $0.9 million and $0.3 million, respectively, of strategic emerging technology costs for next-generation satellite technology to advance our solutions offerings to be used with new broadband satellite constellations. Of the fiscal 2022 amount, $0.3 million and $0.6 million, respectively, was incurred in our Commercial Solutions and Government Solutions segments. All of the fiscal 2021 amount was incurred in our Government Solutions segment. As we have stated in the past, we are evaluating this new market in relation to our long-term business strategies, and we may incur additional costs in the future.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended April 30, 2022 and 2021, customers reimbursed us $2.7 million and $3.7 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales.

Index
Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $5.3 million (of which $4.2 million was for the Commercial Solutions segment and $1.1 million was for the Government Solutions segment) for the three months ended April 30, 2022 and $5.3 million (of which $4.2 million was for the Commercial Solutions segment and $1.1 million was for the Government Solutions segment) for the three months ended April 30, 2021.

Acquisition Plan Expenses. During the three months ended April 30, 2021, we incurred $5.3 million of acquisition plan expenses in our Unallocated segment related to the acquisition of TDMA satellite networking technologies and GD NG-911 acquisition-related litigation. There were no similar costs incurred during the three months ended April 30, 2022.

Operating Income (Loss). Operating loss for the three months ended April 30, 2022 was $0.6 million as compared to operating income of $2.4 million for the three months ended April 30, 2021. Operating income (loss) by reportable segment is shown in the table below:

	Three months ended April 30,
	2022	2021	2022	2021	2022	2021	2022	2021
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$7.4	9.3	(2.9)	0.8	(5.1)	(7.7)	$(0.6)	2.4
Percentage of related net sales	8.4%	10.2%	NA	1.7%	NA	NA	NA	1.7%

Our GAAP operating loss of $0.6 million for the three months ended April 30, 2022 reflects: (i) $1.6 million of restructuring costs; (ii) $0.9 million of strategic emerging technology costs; and (iii) $0.1 million of incremental operating costs due to the lingering impact of COVID-19, as discussed above. Excluding such items, our consolidated operating income for the three months ended April 30, 2022 would have been $2.1 million or 1.6% of consolidated net sales. Our GAAP operating income of $2.4 million for the three months ended April 30, 2021 reflects: (i) $5.3 million of acquisition plan expenses; (ii) $0.6 million of restructuring costs; (iii) $0.4 million of incremental operating costs due to the impact of COVID-19; and (iv) $0.3 million of strategic emerging technology costs, as discussed above. Excluding such items, our consolidated operating income for the three months ended April 30, 2021 would have been $8.9 million, or 6.4% of consolidated net sales. The decrease in operating income from $8.9 million to $2.1 million in the most recent quarter was primarily due to lower consolidated net sales. Operating income (loss) by reportable segment is further discussed below.

The decrease in our Commercial Solutions segment operating income, both in dollars and as a percentage of related segment net sales, for the three months ended April 30, 2022 was driven primarily by lower net sales, higher restructuring costs and higher research and development expenses, as discussed above.

The decrease in our Government Solutions segment operating income for the three months ended April 30, 2022 was driven primarily by lower net sales and a lower gross profit percentage, as discussed above.

The decrease in unallocated expenses for the three months ended April 30, 2022 as compared to the three months ended April 30, 2021 was primarily due to not having acquisition plan expenses in the three months ended April 30, 2022, offset in part by the $2.0 million benefit in the three months ended April 30, 2021, related to a refund of historical excise tax paid, as discussed above.

It is difficult to predict GAAP operating results for fiscal 2022, as it will be impacted by both start-up expenses and restructuring costs associated with the opening of Comtech’s new high-volume technology manufacturing centers and COVID-19 related costs.

Interest Expense and Other. Interest expense was $1.0 million and $1.5 million for the three months ended April 30, 2022 and 2021, respectively. Our effective interest rate (including amortization of deferred financing costs) in the three months ended April 30, 2022 was approximately 3.3%. Our current cash borrowing rate (which excludes the amortization of deferred financing costs) under our existing Credit Facility approximates 2.5%.

Interest (Income) and Other. Interest (income) and other for both the three months ended April 30, 2022 and 2021 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Index
Change in Fair Value of Convertible Preferred Stock Purchase Option Liability. During the three months ended April 30, 2022, we recorded a $0.3 million non-cash benefit from the remeasurement of the convertible preferred stock purchase option liability. See "Notes to Condensed Consolidated Financial Statements - Note (17) - Convertible Preferred Stock" for more information.

Benefit from Income Taxes. Our income tax provision or benefit is computed by applying an estimated annual effective tax rate for the full fiscal year to “ordinary” income or loss for the reporting period (“ordinary” is generally defined as pre-tax income or loss excluding significant, unusual or infrequently occurring discrete tax items). For the three months ended April 30, 2022, we recorded a tax benefit of $0.8 million as compared to a tax expense of $0.3 million for the three months ended April 30, 2021. Our effective tax rate (excluding discrete tax items) for the three months ended April 30, 2022 and 2021 was 28.25% and 11.5%, respectively. The increase is primarily due to expected product and geographical mix changes reflected in our Business Outlook for Fiscal 2022.

For purposes of determining our 28.25% estimated annual effective tax rate for fiscal 2022, former CEO transition costs and proxy solicitation costs are considered significant, unusual or infrequently occurring discrete tax items and are excluded from the computation of our effective tax rate.

During the three months ended April 30, 2022, we recorded a net discrete tax expense of $0.2 million, primarily related to the expiration of equity based awards, partially offset by the finalization of certain tax accounts in connection with the filing of our fiscal 2021 federal income tax return. During the three months ended April 30, 2021, we recorded a net discrete tax expense of $0.2 million, primarily related to updating our effective tax rate for the fiscal year, as well as the finalization of certain tax accounts in connection with the filing of our fiscal 2020 U.S. federal income tax return, partially offset by the release of valuation allowances previously established on the deferred tax assets of one of our Canadian subsidiaries.

Our U.S. federal income tax returns for fiscal 2019 through 2021 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2017 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net (Loss) Income Attributable to Common Stockholders. During the three months ended April 30, 2022, consolidated net loss attributable to common stockholders was $1.7 million as compared to net income attributable to common stockholders of $0.8 million during the three months ended April 30, 2021.

Index
Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the three months ended April 30, 2022 and 2021 are shown in the table below (numbers in the table may not foot due to rounding):

	Three months ended April 30,
	2022	2021	2022	2021	2022	2021	2022	2021
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$6.6	9.0	(1.8)	0.8	(4.8)	(9.0)	$—	0.8
Provision for (benefit from) income taxes	0.8	0.3	(0.7)	(0.1)	(0.9)	0.1	(0.8)	0.3
Interest (income) and other	—	—	(0.4)	0.1	—	(0.4)	(0.4)	(0.3)
Change in fair value of convertible preferred stock purchase option liability	—	—	—	—	(0.3)	—	(0.3)	—
Interest expense	—	—	—	—	1.0	1.5	1.0	1.5
Amortization of stock-based compensation	—	—	—	—	1.1	1.2	1.1	1.2
Amortization of intangibles	4.2	4.2	1.1	1.1	—	—	5.3	5.3
Depreciation	2.0	1.8	0.4	0.4	—	0.1	2.5	2.3
Amortization of cost to fulfill assets	—	—	0.2	—	—	—	0.2	—
Restructuring costs	1.3	0.6	0.3	—	—	—	1.6	0.6
COVID-19 related costs	—	—	0.1	0.4	—	—	0.1	0.4
Strategic emerging technology costs	0.3	—	0.6	0.3	—	—	0.9	0.3
Acquisition plan expenses	—	—	—	—	—	5.3	—	5.3
Adjusted EBITDA	$15.3	15.9	(0.1)	3.0	(3.9)	(1.2)	$11.2	17.7
Percentage of related net sales	17.4%	17.4%	NA	6.3%	NA	NA	9.2%	12.7%

The decrease in consolidated Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, for the three months ended April 30, 2022 as compared to the three months ended April 30, 2021 is primarily attributable to lower consolidated net sales, as discussed above.

The slight decrease in our Commercial Solutions segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, is primarily due to lower net sales and higher research and development expenses, offset in part by a higher gross profit percentage, as discussed above.

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

Our Adjusted EBITDA is a Non-GAAP measure that represents earnings (loss) before income taxes, interest (income) and other, change in fair value of the convertible preferred stock purchase option liability, write-off of deferred financing costs, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, amortization of cost to fulfill assets, estimated contract settlement costs, settlement of intellectual property litigation, acquisition plan expenses, restructuring costs, COVID-19 related costs, strategic emerging technology costs (for next-generation satellite technology), facility exit costs, former CEO transition costs, proxy solicitation costs, strategic alternatives analysis expenses and other. Our definition of Adjusted EBITDA may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is also a measure frequently requested by our investors and analysts. We believe that investors and analysts may use Adjusted EBITDA, along with other information contained in our SEC filings, in assessing our performance and comparability of our results with other companies. Our Non-GAAP measures reflect the GAAP measures as reported, adjusted for certain items as described herein and also excludes the effects of our outstanding convertible preferred stock.

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

Index
Reconciliations of our GAAP consolidated operating (loss) income, net (loss) income attributable to common stockholders and net (loss) income per diluted common share for the three months ended April 30, 2022 and 2021 to the corresponding Non-GAAP measures are shown in the tables below (numbers and per share amounts in the tables may not foot due to rounding). Non-GAAP net (loss) income attributable to common stockholders and net (loss) income per diluted common share reflect Non-GAAP provisions for income taxes based on year-to-date results, as adjusted for the Non-GAAP reconciling items included in the tables below. We evaluate our Non-GAAP effective income tax rate on an ongoing basis, and it can change from time to time. Our Non-GAAP effective income tax rate can differ materially from our GAAP effective income tax rate. In addition, due to the GAAP net loss for the period, Non-GAAP EPS for the three months ended April 30, 2022 was computed using 27,225,000 weighted average diluted shares outstanding during the period.

	Three months ended April 30, 2022
($ in millions, except for per share amount)	Operating (Loss) Income	Net (Loss) Income Attributable to Common Stockholders	Net (Loss) Income per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(0.6)	$(1.7)	$(0.06)
Adjustments to reflect redemption value of convertible preferred stock	—	1.7	0.06
Restructuring costs	1.6	1.1	0.04
COVID-19 related costs	0.1	0.1	—
Strategic emerging technology costs	0.9	0.7	0.03
Change in fair value of convertible preferred stock purchase option liability	—	(0.3)	(0.01)
Net discrete tax expense	—	0.2	0.01
Non-GAAP measures	$2.1	$1.7	$0.06

	Three months ended April 30, 2021
($ in millions, except for per share amount)	Operating Income	Net Income	Net Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$2.4	$0.8	$0.03
Acquisition plan expenses	5.3	4.7	0.18
Restructuring costs	0.6	0.5	0.02
COVID-19 related costs	0.4	0.4	0.01
Strategic emerging technology costs	0.3	0.3	0.01
Net discrete tax expense	—	0.2	0.01
Non-GAAP measures	$8.9	$6.8	$0.26

Index
COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2022 AND 2021

Net Sales. Consolidated net sales were $359.3 million and $435.9 million for the nine months ended April 30, 2022 and 2021, respectively, representing a decrease of $76.6 million, or 17.6%. The period-over-period decrease in net sales reflects lower net sales in both of our segments, as further discussed below.

Commercial Solutions
Net sales in our Commercial Solutions segment were $248.3 million for the nine months ended April 30, 2022, as compared to $261.0 million for the nine months ended April 30, 2021, a decrease of $12.7 million, or 4.9%. Our Commercial Solutions segment represented 69.1% of consolidated net sales for the nine months ended April 30, 2022 as compared to 59.9% for the nine months ended April 30, 2021. Our book-to-bill ratio (a measure defined as bookings divided by net sales) for this segment was 0.81x. Period-to-period fluctuations in bookings are normal for this segment.

Net sales in the nine months ended April 30, 2022 of our satellite ground station technologies were lower than the nine months ended April 30, 2021. Such decrease reflects the timing of receipt of and performance on orders related to our U.S. government customers. Our results for the nine months ended April 30, 2022 and 2021 include nominal sales from our TDMA satellite networking technologies acquired on March 2, 2021. Our satellite earth station product line has been impacted by overall challenging business conditions, including the COVID-19 pandemic's effect on customer demand, particularly in international markets, which historically represents a large majority of end-users for this product line. Although our backlog of our satellite earth station products has increased since the beginning of the year, shortages of components are impacting shipments. We continue to monitor our inventory needs and navigate supply chain constraints which are impacting the timing of new orders, deliveries and installations. In addition, we expect to make no new sales to Russian customers for the rest of fiscal 2022. Overall, we expect sales of our satellite earth station products in fiscal 2022 to decline as compared to fiscal 2021.

Net sales in the nine months ended April 30, 2022 of our public safety and location technology solutions were higher than the nine months ended April 30, 2021, reflecting increased sales of our location-based technology solutions and NG-911 services. As a result of challenging business conditions, we are no longer expecting to book certain large opportunities during the fourth quarter of fiscal 2022. We do not believe these opportunities to be lost and now expect them to occur in fiscal 2023. Overall, we believe that sales of our public safety and location technology solutions will be higher than the amount we achieved in fiscal 2021.

In aggregate, net sales for our Commercial Solutions segment is anticipated to be lower than the amount we achieved in fiscal 2021. Bookings, sales and profitability in our Commercial Solutions segment can fluctuate from period-to-period due to many factors, including changes in the general business environment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Government Solutions
Net sales in our Government Solutions segment were $110.9 million for the nine months ended April 30, 2022 as compared to $174.9 million for the nine months ended April 30, 2021, a decrease of $64.0 million or 36.6%. Our Government Solutions segment represented 30.9% of consolidated net sales for the nine months ended April 30, 2022 as compared to 40.1% for the nine months ended April 30, 2021. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the nine months ended April 30, 2022 was 0.92x. Period-to-period fluctuations in bookings are normal for this segment.

Net sales for the nine months ended April 30, 2022 primarily reflect significantly lower sales of global field support services, advanced VSAT products and other programs to the U.S. Army, offset in part by higher sales of our satellite-based mobile communications and tracking systems, high reliability EEE satellite-based space components and solid-state, high-power amplifiers. Net sales during the nine months ended April 30, 2021 included revenue related to our performance on our 10-year, $211.0 million IDIQ contract awarded to us by a prime contractor to provide next-generation troposcatter systems in support of the U.S. Marine Corps. There were nominal corresponding sales during the nine months ended April 30, 2022. We believe the next round of funding on this IDIQ contract will now occur in fiscal 2023.

In aggregate, net sales for our Government Solutions segment are anticipated to be significantly lower than the amount we achieved in fiscal 2021. As discussed in our Form 10-Q filed with the SEC on June 8, 2021, our revenues in fiscal 2022 were expected to decline due to the U.S. government’s decision to fully withdraw troops from Afghanistan and make certain program changes. In addition, as a direct result of the Russia/Ukraine military conflict, we no longer expect to receive and ship orders to Ukraine in fiscal 2022. That customer had an immediate need for wireless communication services and has redirected procurement dollars to war-fighting equipment.

Index
Bookings, sales and profitability in our Government Solutions segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by our U.S. and international government customers. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the nine months ended April 30, 2022 and 2021 are as follows:

	Nine months ended April 30,
	2022	2021	2022	2021	2022	2021
	Commercial Solutions		Government Solutions		Consolidated
U.S. government	12.7%	15.8%	58.4%	68.7%	26.8%	37.1%
Domestic	62.9%	58.7%	15.3%	13.2%	48.2%	40.4%
Total U.S.	75.6%	74.5%	73.7%	81.9%	75.0%	77.5%

International	24.4%	25.5%	26.3%	18.1%	25.0%	22.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the DoD, intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales are sales to Verizon, which accounted for 11.1% and 11.2% of consolidated net sales for the nine months ended April 30, 2022 and 2021, respectively.

International sales for the nine months ended April 30, 2022 and 2021 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $89.9 million and $98.1 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for the nine months ended April 30, 2022 and 2021.

Gross Profit. Gross profit was $134.3 million and $158.9 million for the nine months ended April 30, 2022 and 2021, respectively. Gross profit, as a percentage of consolidated net sales, for the nine months ended April 30, 2022 was 37.4% as compared to 36.5% for the nine months ended April 30, 2021. During the nine months ended April 30, 2022, we recorded a $2.5 million benefit to cost of sales as we reduced a warranty accrual due to lower than expected warranty claims in our NG-911 product line. During the nine months ended April 30, 2021, we recorded a $2.0 million benefit to cost of sales in our Unallocated segment related to a refund of historical excise tax paid. Excluding such items, gross profit, as a percentage of consolidated net sales, for the nine months ended April 30, 2022 and 2021 was 36.7% and 36.0%, respectively. Gross profit during the most recent period reflects the impact of an overall favorable product mix and a lower provision for warranty obligations during the nine months ended April 30, 2022 in light of the reduced level of sales activity during the period, offset in part by lower consolidated net sales. Our gross profit in both periods also reflects start-up costs associated with the opening of our new high-volume technology manufacturing centers, as well as increased costs resulting from the ongoing impacts of the COVID-19 pandemic and inflationary pressures. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Commercial Solutions segment's gross profit, as a percentage of related segment net sales, for the nine months ended April 30, 2022 was comparable to the nine months ended April 30, 2021. The gross profit percentage in the most recent nine-month period primarily reflects changes in products and services mix and lower than expected warranty claims, as discussed above, as well as lower levels of factory utilization and higher logistics and operational costs resulting from global supply chain constraints.

Our Government Solutions segment's gross profit, as a percentage of related segment net sales, for the nine months ended April 30, 2022 decreased in comparison to the nine months ended April 30, 2021 and reflects changes in products and services mix, as discussed above. Also, during the nine months ended April 30, 2022 and 2021, we incurred $1.1 million and $0.6 million, respectively, of incremental operating costs related to our antenna facility located in the United Kingdom due to the impact of the COVID-19 pandemic. Although operations in the United Kingdom have largely resumed, we continue to experience lingering impacts from COVID-19 and the shut-down in fiscal 2021.

Index
Included in consolidated cost of sales for the nine months ended April 30, 2022 and 2021 are provisions for excess and obsolete inventory of $3.3 million and $3.2 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends.

Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $85.7 million and $84.0 million for the nine months ended April 30, 2022 and 2021, respectively. As a percentage of consolidated net sales, selling, general and administrative expenses were 23.9% and 19.3% for the nine months ended April 30, 2022 and 2021, respectively.

During the nine months ended April 30, 2022 and 2021, we incurred $4.0 million and $1.2 million, respectively, of restructuring costs to streamline our operations, including costs related to the ongoing relocation of certain of our satellite earth station production facilities to a new 146,000 square foot facility in Chandler, Arizona. Excluding restructuring costs, selling, general and administrative expenses for the nine months ended April 30, 2022 and 2021 would have been $81.7 million or 22.7% and $82.8 million or 19.0%, respectively, of consolidated net sales. The increase in our selling, general and administrative expenses, as a percentage of consolidated net sales, is primarily due to lower consolidated net sales. Our selling, general and administrative expenses in the most recent period also reflect higher labor costs associated with a tight global labor market, increased investments in marketing, including new social media activities and other investments we are making to achieve our long term business goals. Such spending is expected to continue during our fourth quarter of fiscal 2022.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $3.5 million in the nine months ended April 30, 2022 as compared to $2.8 million in the nine months ended April 30, 2021. Such amortization for the nine months ended April 30, 2022 includes $0.8 million related to the retirement, in December 2021, of three, long-standing members of the Board of Directors. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Research and Development Expenses. Research and development expenses were $39.4 million and $37.4 million for the nine months ended April 30, 2022 and 2021, respectively, representing an increase of $2.0 million, or 5.3%. As a percentage of consolidated net sales, research and development expenses were 11.0% and 8.6% for the nine months ended April 30, 2022 and 2021, respectively.

For the nine months ended April 30, 2022 and 2021, research and development expenses of $35.0 million and $30.7 million, respectively, related to our Commercial Solutions segment and $4.1 million and $6.5 million, respectively, related to our Government Solutions segment. The remaining research and development expenses of $0.3 million and $0.2 million in the nine months ended April 30, 2022 and 2021, respectively, related to the amortization of stock-based compensation expense.

During the nine months ended April 30, 2022 and 2021, we incurred $0.9 million and $0.3 million, respectively, of strategic emerging technology costs for next-generation satellite technology to advance our solutions offerings to be used with new broadband satellite constellations. Of the fiscal 2022 amount, $0.3 million and $0.6 million, respectively, was incurred in our Commercial Solutions and Government Solutions segments. Of the fiscal 2021 amount, all was incurred in our Government Solutions segment. As we have stated in the past, we are evaluating this new market in relation to our long-term business strategies, and we may incur additional costs in the future.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the nine months ended April 30, 2022 and 2021, customers reimbursed us $8.0 million and $11.0 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $16.0 million (of which $12.8 million was for the Commercial Solutions segment and $3.2 million was for the Government Solutions segment) for the nine months ended April 30, 2022 and $15.7 million (of which $12.8 million was for the Commercial Solutions segment and $2.9 million was for the Government Solutions segment) for the nine months ended April 30, 2021.

Index
Proxy Solicitation Costs. During the nine months ended April 30, 2022, we incurred $11.2 million of proxy solicitation costs (including legal and advisory fees and costs associated with a related lawsuit) in our Unallocated segment as a result of a now settled proxy contest initiated by a shareholder during the first quarter of fiscal 2022. There were no similar costs in the comparable period of the prior year. During our first quarter of fiscal 2022, we entered into a Cooperation Agreement with such shareholder and do not expect to incur any further proxy solicitation costs during the remainder of fiscal 2022.

Former CEO Transition Costs. On December 31, 2021, our Board of Directors appointed Mr. Porcelain as CEO. Prior to that, Mr. Porcelain served as our President and COO. Transition costs related to our former CEO, Mr. Kornberg, were $13.6 million and all expensed in our Unallocated segment in the nine months ended April 30, 2022. Of such amount, $10.3 million related to Mr. Kornberg's severance payments and benefits upon termination of his employment; the remainder related to Mr. Kornberg agreeing to serve as a Senior Technology Advisor for a minimum of two years. There were no similar costs in the comparable period of the prior year.

Acquisition Plan Expenses. During the nine months ended April 30, 2021, we incurred $99.8 million of acquisition plan expenses, of which $88.3 million related to the previously announced litigation and merger termination with Gilat, including $70.0 million paid in cash to Gilat. The remaining costs primarily related to the acquisition of TDMA satellite networking technologies and GD NG-911 acquisition-related litigation. These expenses are primarily recorded in our Unallocated segment. There were no similar costs incurred during the nine months ended April 30, 2022.

Operating Income (Loss). Operating loss for the nine months ended April 30, 2022 and 2021 was $31.7 million and $78.0 million, respectively. Operating income (loss) by reportable segment is shown in the table below:

	Nine months ended April 30,
	2022	2021	2022	2021	2022	2021	2022	2021
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Operating income (loss)	$14.2	27.4	(4.5)	8.8	(41.3)	(114.2)	$(31.7)	(78.0)
Percentage of related net sales	5.7%	10.5%	NA	5.0%	NA	NA	NA	NA

Our GAAP operating loss of $31.7 million for the nine months ended April 30, 2022 reflects: (i) $13.6 million of former CEO transition costs; (ii) $11.2 million of proxy solicitation costs; (iii) $4.0 million of restructuring costs; (iv) $1.1 million of incremental operating costs due to the lingering impact of COVID-19; and (v) $0.9 million of strategic emerging technology costs, as discussed above. Excluding such items, our consolidated operating loss for the nine months ended April 30, 2022 would have been $0.8 million. Our GAAP operating loss of $78.0 million for the nine months ended April 30, 2021 reflects: (i) $99.8 million of acquisition plan expenses; (ii) $1.2 million of restructuring costs; (iii) $0.6 million of incremental operating costs due to the impact of COVID-19; and (iv) $0.3 million of strategic emerging technology costs, as discussed above. Excluding such items, our consolidated operating income for the nine months ended April 30, 2021 would have been $23.9 million, or 5.5% of consolidated net sales. The decrease in operating income from $23.9 million for the nine months ended April 30, 2021 to an operating loss of $0.8 million for the nine months ended April 30, 2022 was primarily due to lower consolidated net sales, as discussed above. Operating income (loss) by reportable segment is further discussed below.

The decrease in our Commercial Solutions segment operating income, both in dollars and as a percentage of the related segment net sales, for the nine months ended April 30, 2022 was driven primarily by lower net sales, higher restructuring costs and higher research and development expenses, as discussed above.

The decrease in our Government Solutions segment operating income for the nine months ended April 30, 2022 was driven primarily by lower net sales and a lower gross profit percentage, partially offset by lower research and development expenses, as discussed above.

Index
The decrease in unallocated expenses for the nine months ended April 30, 2022 as compared to the nine months ended April 30, 2021 was primarily due to no acquisition plan expenses incurred during the most recent nine-month period, partially offset by former CEO transition costs and proxy solicitation costs during the nine months ended April 30, 2022, as discussed above. Amortization of stock-based compensation was $4.0 million and $3.2 million, respectively, for the nine months ended April 30, 2022 and 2021. Stock-based compensation expense for the nine months ended April 30, 2022 includes $0.8 million related to the retirement of three, long-standing Board members, who retired in December 2021. Excluding the impact of former CEO transition costs, proxy solicitation costs, the higher amortization of stock-based compensation expense and acquisition plan expenses in their respective periods, unallocated expenses would have been $15.7 million and $13.4 million, respectively, for the nine months ended April 30, 2022 and 2021. Our unallocated expenses for the nine months ended April 30, 2021 reflects a benefit of $2.0 million related to a refund of historical excise tax paid.

It is difficult to predict GAAP operating results for fiscal 2022 as it will be impacted by both start-up expenses and restructuring costs associated with the opening of Comtech’s new high-volume technology manufacturing centers and COVID-19 related costs.

Interest Expense and Other. Interest expense was $3.6 million and $5.2 million for the nine months ended April 30, 2022 and 2021, respectively. Interest expense for the nine months ended April 30, 2021 includes $1.2 million of incremental interest expense related to a now terminated financing commitment letter. Our effective interest rate (including amortization of deferred financing costs) in the nine months ended April 30, 2022 was approximately 3.2%. Our current cash borrowing rate (which excludes the amortization of deferred financing costs) under our existing Credit Facility approximates 2.5%.

Interest (Income) and Other. Interest (income) and other for both the nine months ended April 30, 2022 and 2021 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Change in Fair Value of Convertible Preferred Stock Purchase Option Liability. During the nine months ended April 30, 2022, we recorded a $1.0 million non-cash benefit from the remeasurement of the convertible preferred stock purchase option liability. See "Notes to Condensed Consolidated Financial Statements - Note (17) - Convertible Preferred Stock" for more information.

Benefit from Income Taxes. Our income tax provision or benefit is computed by applying an estimated annual effective tax rate for the full fiscal year to “ordinary” income or loss for the reporting period (“ordinary” is generally defined as pre-tax income or loss excluding significant, unusual or infrequently occurring discrete tax items). For the nine months ended April 30, 2022 and 2021, we recorded a tax benefit of $6.1 million and $2.1 million, respectively. Our effective tax rate (excluding discrete tax items) for the nine months ended April 30, 2022 and 2021 was 28.25% and 11.5%, respectively. The increase is primarily due to expected product and geographical mix changes reflected in our Business Outlook for Fiscal 2022.

For purposes of determining our 28.25% estimated annual effective tax rate for fiscal 2022, former CEO transition costs and proxy solicitation costs are considered significant, unusual or infrequently occurring discrete tax items and are excluded from the computation of our effective tax rate.

During the nine months ended April 30, 2022, we recorded a net discrete tax benefit of $3.5 million, primarily related to proxy solicitation costs, the deductible portion of former CEO transition costs and the finalization of certain tax accounts in connection with the filing of our fiscal 2021 federal income tax return. During the nine months ended April 30, 2021, we recorded a net discrete tax benefit of $0.6 million, primarily related to the release of valuation allowances previously established on the deferred tax assets of one of our Canadian subsidiaries, partially offset by the finalization of certain tax accounts in connection with the filing of our fiscal 2020 U.S. federal income tax return.

Our U.S. federal income tax returns for fiscal 2019 through 2021 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2017 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Loss Attributable to Common Stockholders. During the nine months ended April 30, 2022 and 2021, consolidated net loss attributable to common stockholders was $36.4 million and $80.8 million, respectively.

Index
Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the nine months ended April 30, 2022 and 2021 are shown in the table below (numbers in the table may not foot due to rounding):

	Nine months ended April 30,
	2022	2021	2022	2021	2022	2021	2022	2021
($ in millions)	Commercial Solutions		Government Solutions		Unallocated		Consolidated
Net income (loss)	$13.3	26.6	(3.1)	9.1	(38.0)	(116.6)	$(27.9)	(80.8)
Provision for (benefit from) income taxes	0.9	0.9	(1.3)	(0.5)	(5.7)	(2.4)	(6.1)	(2.1)
Interest (income) and other	0.1	—	(0.2)	0.1	(0.1)	(0.3)	(0.3)	(0.3)
Change in fair value of convertible preferred stock purchase option liability	—	—	—	—	(1.0)	—	(1.0)	—
Interest expense	—	—	0.1	0.1	3.5	5.2	3.6	5.2
Amortization of stock-based compensation	—	—	—	—	4.0	3.2	4.0	3.2
Amortization of intangibles	12.8	12.8	3.2	2.9	—	—	16.0	15.7
Depreciation	5.7	5.7	1.2	1.3	0.2	0.3	7.1	7.3
Amortization of cost to fulfill assets	—	—	0.2	—	—	—	0.2	—
Former CEO transition costs	—	—	—	—	13.6	—	13.6	—
Proxy solicitation costs	—	—	—	—	11.2	—	11.2	—
Restructuring costs	3.8	1.2	0.2	—	—	—	4.0	1.2
COVID-19 related costs	—	—	1.1	0.6	—	—	1.1	0.6
Strategic emerging technology costs	0.3	—	0.6	0.3	—	—	0.9	0.3
Acquisition plan expenses	—	(1.1)	—	—	—	100.9	—	99.8
Adjusted EBITDA	$36.8	46.1	2.1	13.9	(12.4)	(9.9)	$26.5	50.1
Percentage of related net sales	14.8%	17.7%	1.9%	7.9%	NA	NA	7.4%	11.5%

The decrease in consolidated Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, for the nine months ended April 30, 2022 as compared to the nine months ended April 30, 2021 is primarily attributable to lower consolidated net sales, as discussed above.

The decrease in our Commercial Solutions segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, is primarily due to lower net sales and higher research and development expenses, as discussed above.

The decrease in our Government Solutions segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, is primarily due to lower net sales and a lower gross profit percentage, partially offset by lower research and development expenses, as discussed above.

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

Our Adjusted EBITDA is a Non-GAAP measure that represents earnings (loss) before income taxes, interest (income) and other, change in fair value of the convertible preferred stock purchase option liability, write-off of deferred financing costs, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, amortization of cost to fulfill assets, estimated contract settlement costs, settlement of intellectual property litigation, acquisition plan expenses, restructuring costs, COVID-19 related costs, strategic emerging technology costs (for next-generation satellite technology), facility exit costs, former CEO transition costs, proxy solicitation costs, strategic alternatives analysis expenses and other. Our definition of Adjusted EBITDA may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is also a measure frequently requested by our investors and analysts. We believe that investors and analysts may use Adjusted EBITDA, along with other information contained in our SEC filings, in assessing our performance and comparability of our results with other companies. Our Non-GAAP measures reflect the GAAP measures as reported, adjusted for certain items as described herein and also excludes the effects of our outstanding convertible preferred stock.

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

Index
Reconciliations of our GAAP consolidated operating (loss) income, net (loss) income attributable to common stockholders and net (loss) income per diluted common share for the nine months ended April 30, 2022 and 2021 to the corresponding Non-GAAP measures are shown in the tables below (numbers and per share amounts in the tables may not foot due to rounding). Non-GAAP net (loss) income attributable to common stockholders and net (loss) income per diluted common share reflect Non-GAAP provisions for income taxes based on year-to-date results, as adjusted for the Non-GAAP reconciling items included in the tables below. We evaluate our Non-GAAP effective income tax rate on an ongoing basis, and it can change from time to time. Our Non-GAAP effective income tax rate can differ materially from our GAAP effective income tax rate. In addition, due to the GAAP net loss for the period, Non-GAAP EPS for the nine months ended April 30, 2021 was computed using 26,016,000 weighted average diluted shares outstanding during the period.

	Nine months ended April 30, 2022
($ in millions, except for per share amount)	Operating Loss	Net Loss Attributable to Common Stockholders	Net Loss per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(31.7)	$(36.4)	$(1.37)
Adjustments to reflect redemption value of convertible preferred stock	—	8.5	0.32
Former CEO transition costs	13.6	13.0	0.49
Proxy solicitation costs	11.2	8.7	0.33
Restructuring costs	4.0	3.1	0.12
COVID-19 related costs	1.1	0.9	0.03
Strategic emerging technology costs	0.9	0.7	0.03
Change in fair value of convertible preferred stock purchase option liability	—	(1.0)	(0.04)
Net discrete tax benefit	—	(0.3)	(0.01)
Non-GAAP measures	$(0.8)	$(2.9)	$(0.11)

	Nine months ended April 30, 2021
($ in millions, except for per share amount)	Operating (Loss) Income	Net (Loss) Income	Net (Loss) Income per Diluted Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(78.0)	$(80.8)	$(3.12)
Acquisition plan expenses	99.8	96.4	3.70
Restructuring costs	1.2	1.1	0.04
COVID-19 related costs	0.6	0.5	0.02
Strategic emerging technology costs	0.3	0.3	0.01
Interest expense	—	1.0	0.04
Net discrete tax benefit	—	(0.6)	(0.02)
Non-GAAP measures	$23.9	$17.8	$0.69

Index
LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $32.8 million and $30.9 million at April 30, 2022 and July 31, 2021, respectively. For the nine months ended April 30, 2022, our cash flows reflect the following:

•Net cash provided by operating activities was $8.4 million for the nine months ended April 30, 2022 as compared to net cash used in operating activities of $56.6 million for the nine months ended April 30, 2021. During the nine months ended April 30, 2022, we paid $13.5 million in aggregate payments related to our former CEO transition and settled proxy contest. Excluding such payments, net cash provided by operating activities would have been $21.9 million. During the nine months ended April 30, 2021, in connection with an agreement to terminate our acquisition of Gilat, we made a $70.0 million payment to Gilat. Excluding such payment, net cash provided by operating activities would have been $13.4 million. The period-over-period increase in cash flow from operating activities (excluding the $13.5 million and $70.0 million payments) reflects overall changes in net working capital requirements, principally the timing of shipments, billings and payments.

•Net cash used in investing activities for the nine months ended April 30, 2022 and 2021 was $14.4 million and $7.6 million, respectively. Net cash used in the nine months ended April 30, 2022 primarily reflects capital expenditures to build-out cloud-based computer networks to support our recent NG-911 contract wins and capital investments and building improvements in connection with the opening of our new high-volume technology manufacturing centers. Net cash used in both periods also relates to expenditures for property, plant and equipment upgrades and enhancements.

•Net cash provided by financing activities was $8.0 million and $55.5 million for the nine months ended April 30, 2022 and 2021, respectively. During the nine months ended April 30, 2022, we received an aggregate of $100.0 million in proceeds related to the issuance of a new series of Convertible Preferred Stock to certain investors. During the nine months ended April 30, 2022, we also made net payments under our Credit Facility of $74.0 million as compared to net borrowings under our Credit Facility of $65.5 million during the nine months ended April 30, 2021, primarily related to the $70.0 million payment we made to Gilat. During the nine months ended April 30, 2022 and 2021, we paid $8.4 million and $7.7 million, respectively, in cash dividends to our common stockholders. We also made $6.1 million and $2.8 million of payments to remit employees' statutory tax withholding requirements related to the net settlement of stock-based awards during the nine months ended April 30, 2022 and 2021, respectively.

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

In addition to capital investments for our two new high-volume manufacturing centers, we have been making significant capital expenditures and building out cloud-based computer networks to support our previously announced NG-911 contract wins for the states of Pennsylvania, South Carolina and Arizona. In total, with respect to capital investments for these and other initiatives, we expect to incur approximately $30.0 million of capital expenditures in fiscal 2022, of which we have paid $14.4 million during the nine months ended April 30, 2022.

Index
As discussed in "Notes to Condensed Consolidated Financial Statements - Note (2) - Acquisitions - UHP Networks Inc.," we completed our acquisition of UHP on March 2, 2021. Pursuant to the stock purchase agreement, during fiscal 2021, at closing, we funded the $24.0 million and $5.0 million up-front payments with 1,026,567 shares of our common stock, based on a volume weighted average stock price of $28.14 per share, plus $0.1 million in cash. The stock purchase agreement also provided for a contingent earn-out payment of up to $9.0 million, payable at our option in cash and or shares of our common stock, if specified sales milestones were reached during a defined period ending September 30, 2022. As of April 30, 2022, the specified sales milestones were reached, and the full $9.0 million earn-out payment was earned. We have not yet decided how we will settle such payment.

On March 3, 2021, we filed a shelf registration statement with the SEC for the sale of up to 1,381,567 shares of our common stock by the selling shareholder of UHP. The shelf registration statement was declared effective by the SEC as of March 15, 2021. To-date, we have issued 1,026,567 shares of our common stock that is registered under this shelf registration statement to satisfy initial payment and escrow arrangements under the terms of the stock purchase agreement. We plan to file an amended shelf registration statement with the SEC for the sale of additional shares of our common stock necessary to fund all or a portion of the $9.0 million earn-out payment expected to occur in the fourth quarter of fiscal 2022. Our shelf registration statement filed with the SEC on March 3, 2021 included 355,000 shares of common stock for the earn-out payment, and we may need to register additional shares depending on the portion of the earn-out payment we choose to pay in shares of our common stock. The terms of the stock purchase agreement provide an ability for us to substitute cash in lieu of the common stock that was initially placed into escrow.

In the fourth quarter of fiscal 2022, we also expect to file a new $200.0 million shelf registration statement with the SEC for the sale of various types of securities, including debt. This new shelf registration statement would replace the prior unused $400.0 million shelf registration statement that expired in December 2021.

On September 29, 2020, our Board of Directors authorized a new $100.0 million stock repurchase program, which replaced our prior program. The new $100.0 million stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases of our common stock during the nine months ended April 30, 2022 and 2021.

On October 4, 2021, December 9, 2021 and March 10, 2022, our Board of Directors declared a dividend of $0.10 per common share, which were paid on November 12, 2021, February 18, 2022 and May 20, 2022 respectively. On June 9, 2022, our Board of Directors declared a dividend of $0.10 per common share, payable on August 19, 2022 to stockholders of record at the close of business on July 20, 2022. Future common stock dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval and certain voting rights of holders of our Series A Convertible Preferred Stock.

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

As of April 30, 2022, the amount outstanding under our Credit Facility was $127.0 million, which is reflected in the non-current portion of long-term debt on our Condensed Consolidated Balance Sheet. At April 30, 2022, we had $0.9 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During the nine months ended April 30, 2022, we had outstanding balances under the Credit Facility ranging from $100.0 million to $212.0 million.

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

As of April 30, 2022, our Secured Leverage Ratio was 2.40x TTM Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of April 30, 2022 was 12.12x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA. Although we do expect our Secured Leverage Ratio to increase during the fourth quarter of fiscal 2022 as we make payments to various vendors associated with the build-out of our high-volume technology manufacturing facilities and working capital needs for our existing contracts, given our overall expected business performance, we anticipate maintaining compliance with the terms and financial covenants in our Credit Facility for the foreseeable future.

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

Index
Commitments
In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of April 30, 2022, will materially adversely affect our liquidity.

At April 30, 2022, cash payments due under long-term obligations (including estimated interest expense on our Credit Facility), excluding purchase orders that we entered into in our normal course of business, are as follows:

	Obligations Due by Fiscal Years or Maturity Date (in thousands)
	Total	Remainder of 2022	2023 and 2024	2025 and 2026	After 2026
Credit Facility - principal payments	$127,000	—	127,000	—	—
Credit Facility - interest payments	5,528	954	4,574	—	—
Operating and finance lease obligations	66,116	2,947	19,145	15,018	29,006
Contractual cash obligations	$198,644	3,901	150,719	15,018	29,006

As discussed in "Notes to Condensed Consolidated Financial Statements - Note (2) - Acquisitions - UHP Networks Inc.," we completed our acquisition of UHP on March 2, 2021. Pursuant to the stock purchase agreement, during fiscal 2021, at closing, we funded the $24.0 million and $5.0 million up-front payments with 1,026,567 shares of our common stock, based on a weighted average stock price of $28.14, plus $0.1 million in cash. The stock purchase agreement also provided for a contingent earn-out payment of up to $9.0 million, payable at our option in cash and or shares of our common stock, if specified sales milestones were reached during a defined period ending September 30, 2022. As of April 30, 2022, the specified sales milestones were reached, and the full $9.0 million earn-out payment was earned. We have not yet decided how we will settle such payment.

As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (10) - Credit Facility," our Credit Facility provides a senior secured loan facility of up to $550.0 million consisting of: (i) a revolving loan facility ("Revolving Loan Facility") with a borrowing limit of $300.0 million; (ii) an accordion feature allowing us to make a request to borrow up to an additional $250.0 million subject to satisfaction of specified conditions including approval by our lenders; (iii) a $35.0 million letter of credit sublimit; and (iv) a swingline loan credit sublimit of $25.0 million. The Credit Facility matures on October 31, 2023 (the "Revolving Maturity Date"). In addition, if we issue new unsecured debt in excess of $5.0 million with a maturity date that is less than 91 days from October 31, 2023, the Revolving Maturity Date would automatically accelerate so that it would be 91 days earlier than the maturity date of the new unsecured debt. At April 30, 2022, we have approximately $0.9 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts. Such amounts are not included in the above table.

As discussed in "Notes to Condensed Consolidated Financial Statements - Note (17) - Convertible Preferred Stock," the holders of the Convertible Preferred Stock have the option to redeem such shares for cash commencing in October 2026. As the Convertible Preferred Stock are not mandatorily redeemable for cash, the redemption value of such shares are not presented in the table above.

As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (18) - Stockholders’ Equity," on June 9, 2022, our Board of Directors declared a dividend of $0.10 per common share, payable on August 19, 2022 to stockholders of record at the close of business on July 20, 2022. Future common stock dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval and certain voting rights of holders of our Series A Convertible Preferred Stock.

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

Our Condensed Consolidated Balance Sheet at April 30, 2022 includes total liabilities of $9.8 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

As further discussed in "Notes to Condensed Consolidated Financial Statements – Note (3) - Adoption of Accounting Standards and Updates" during the nine months ended April 30, 2022, we adopted:

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

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of April 30, 2022, we had cash and cash equivalents of $32.8 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of April 30, 2022, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

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

Although we have lowered our expected fiscal 2022 targets as a result of the conditions described in our Risk Factors, including the following Risk Factors, reliable forecasting continues to be a challenge. If for any reason we are not able to anticipate and manage these and other risks effectively, our expected fiscal 2022 targets may not be achievable.

New and ongoing challenges relating to current supply chain constraints and impacts from inflation, including for satellite ground station and troposcatter components, could adversely impact our revenue, gross margins and financial results.

The global supply chain for certain raw materials and components, including those used in our satellite ground station and troposcatter equipment, has experienced significant strain in recent periods. The constrained supply environment has adversely affected, and could further affect, availability and lead times of raw materials and components, thereby impeding our ability to meet customer demand in circumstances where we cannot timely secure supply of components that meet our quality standards. Even when raw materials and components are available, they often come with higher prices reflecting an imbalance between supply and demand, as well as inflationary pressures affecting global markets.

In the past several months, variants of COVID-19 surged across Europe, the U.S. and China, causing further delays in the supply chain. Despite our attempts to mitigate the impact on our business, constrained supply conditions have and are expected to continue to adversely impact our costs of goods sold and may impact the timing and amount of revenue we realize. During the second and third quarters of fiscal 2022, we experienced disruptions in our supply chain relating to later-than-expected delivery of certain key components from several suppliers that adversely impacted our revenue for the second and third quarters of fiscal 2022. In addition, certain parts did not meet our quality specifications and we were unable to use them.

We obtain certain components and subsystems from a single source or a limited number of sources. Some of our single source suppliers, particularly those that provide satellite ground station and troposcatter components, have reported to us that they are having disruptions in their respective supply chains. These single source components, which includes items such as cooling fans and power supplies, are in limited supply. In some cases, we have now depleted our stock inventory and we are on waiting lists to obtain additional components. Although we have reduced our fiscal 2022 financial targets to account for supply chain risks, in order to ship certain items during our fourth quarter of fiscal 2022, we must obtain additional components to produce certain finished goods. We continue to seek new suppliers and inventory elsewhere. Although we had been successful in the past in qualifying alternate suppliers, when necessary, in light of current challenges in the supply chain, we may not be able to do so.

In February 2022, Russia’s military incursion into Ukraine exacerbated supply chain issues. In response to Russia’s actions, many governments around the world have imposed sanctions on Russia and many businesses have suspended or stopped doing business with Russia. Limits on manufacturing availability or capacity, or delays in production or delivery of components or raw materials due to these sanctions or suspension of business could further delay or inhibit our ability to obtain supply of components and produce finished goods.

Index
Heading into the fourth quarter of our fiscal 2022, we have a significant portion of our fourth quarter's targeted revenues in our backlog. However, if shipments from our backlog are delayed or we are unable to obtain expected orders or components, our business outlook will prove to be inaccurate. These aforementioned supply chain constraints, and their related challenges could result in future shortages, increased material costs or use of cash, engineering design changes, and delays in new product introductions, each of which could adversely impact our revenue, gross margins and financial results. There can be no assurance that the impacts of all the aforementioned conditions will not continue, or worsen, in the future.

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

The military conflict between Russia and Ukraine has impacted our sales pipeline and continues to have significant repercussions for our business. Although sales into Russia represented approximately 1.0% of our consolidated net sales in both fiscal 2021 and in the nine months ended April 30, 2022, consolidated net sales into Russia in fiscal 2022 and beyond were expected to significantly grow. As a result of the economic sanctions against Russia, we are assuming no new sales in Russia for the remainder of fiscal 2022 and the foreseeable future.

As a result of this conflict, certain customers (including the U.S. and Ukrainian government) have paused procurement and deployment of satellite and troposcatter communication systems, and instead began purchasing war-fighting equipment. The U.S. defense budget, and defense budgets worldwide, are being adjusted in real-time to reflect spending plans materially different from those of just six months ago.

For example, we had several opportunities to provide wireless communication systems (including troposcatter systems) to Ukraine for a variety of both defense and communications uses. Funding for these systems was expected to be provided by Ukraine and by the U.S. government and these items were expected to be awarded and shipped in the second half of fiscal 2022. As result of the conflict in Ukraine, it has now become impossible for us to predict the timing or dollar amount of these awards. Additionally, funding for opportunities with other customers that we expected to book and ship has also been shifted to other programs and/or temporarily delayed as a result of changes in defense spending priorities.

Prior to this conflict, we maintained a small group of employees in Moscow, Russia who supported certain UHP-branded satellite communications products. We are actively hiring new employees, expanding our Canadian operations and shifting certain commercial software development and support activities outside of Russia. However, as we are currently in an environment where software engineering talent is already in high demand and commands a premium, we expect to incur additional annual expenses. We may not be able to timely ramp up our operations in Canada or elsewhere on a sufficient scale to support anticipated growth of our UHP products, which could adversely impact future revenues, gross margins and operations.

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

Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS - The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

Exhibit 101.SCH - Inline XBRL Taxonomy Extension Schema Document

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	June 9, 2022	By: /s/ Michael D. Porcelain
	(Date)	Michael D. Porcelain
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	June 9, 2022	By: /s/ Michael A. Bondi
	(Date)	Michael A. Bondi
Chief Financial Officer
(Principal Financial and Accounting Officer)