Form 10-Q
period 2022-10-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2022-12-08
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2022

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
☐ Yes              ☒ No

As of December 2, 2022, the number of outstanding shares of Common Stock, par value $0.10 per share, of the registrant was 27,775,309 shares.

Index

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	October 31, 2022	July 31, 2022
Current assets:
Cash and cash equivalents	$21,528,000	21,654,000
Accounts receivable, net	128,787,000	123,711,000
Inventories, net	99,748,000	96,317,000
Prepaid expenses and other current assets	19,507,000	21,649,000
Total current assets	269,570,000	263,331,000
Property, plant and equipment, net	52,688,000	50,363,000
Operating lease right-of-use assets, net	49,658,000	49,767,000
Goodwill	347,692,000	347,692,000
Intangibles with finite lives, net	241,954,000	247,303,000
Deferred financing costs, net	811,000	1,014,000
Other assets, net	15,452,000	14,827,000
Total assets	$977,825,000	974,297,000
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,319,000	44,591,000
Accrued expenses and other current liabilities	75,441,000	72,662,000
Operating lease liabilities, current	8,190,000	8,685,000
Dividends payable	2,774,000	2,746,000
Contract liabilities	59,809,000	64,601,000
Interest payable	250,000	172,000
Total current liabilities	188,783,000	193,457,000
Non-current portion of long-term debt	148,700,000	130,000,000
Operating lease liabilities, non-current	44,427,000	44,423,000
Income taxes payable	3,236,000	3,007,000
Deferred tax liability, net	14,304,000	15,355,000
Long-term contract liabilities	11,719,000	9,975,000
Other liabilities	5,381,000	6,291,000
Total liabilities	416,550,000	402,508,000
Commitments and contingencies (See Note 18)
Convertible preferred stock, par value $0.10 per share; authorized 125,000 shares; issued 100,000 at October 31, 2022 and July 31, 2022 (includes accrued dividends of $576,000 and 566,000 at October 31, 2022 and July 31, 2022, respectively)	106,914,000	105,204,000
Stockholders’ equity:
Preferred stock, par value $0.10 per share; authorized and unissued 1,875,000 shares	—	—
Common stock, par value $0.10 per share; authorized 100,000,000 shares; issued 42,810,846 and 42,672,827 shares at October 31, 2022 and July 31, 2022, respectively	4,281,000	4,267,000
Additional paid-in capital	629,027,000	625,484,000
Retained earnings	262,902,000	278,683,000
	896,210,000	908,434,000
Less:
Treasury stock, at cost (15,033,317 shares at October 31, 2022 and July 31, 2022)	(441,849,000)	(441,849,000)
Total stockholders’ equity	454,361,000	466,585,000
Total liabilities, convertible preferred stock and stockholders’ equity	$977,825,000	974,297,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended October 31,
	2022	2021
Net sales	$131,139,000	116,759,000
Cost of sales	84,336,000	75,024,000
Gross profit	46,803,000	41,735,000

Expenses:
Selling, general and administrative	29,337,000	28,242,000
Research and development	12,751,000	12,497,000
Amortization of intangibles	5,349,000	5,349,000
CEO transition costs	9,090,000	—
Proxy solicitation costs	—	2,162,000
	56,527,000	48,250,000

Operating loss	(9,724,000)	(6,515,000)

Other expenses (income):
Interest expense	2,235,000	1,607,000
Interest (income) and other	(255,000)	219,000
Change in fair value of convertible preferred stock purchase option liability	—	(304,000)

Loss before benefit from income taxes	(11,704,000)	(8,037,000)
Benefit from income taxes	(608,000)	(2,053,000)

Net loss	$(11,096,000)	(5,984,000)

Adjustments to reflect redemption value of convertible preferred stock:
Dividend on convertible preferred stock	(1,710,000)	(235,000)
Convertible preferred stock issuance costs	—	(4,007,000)
Establishment of initial convertible preferred stock purchase option liability	—	(1,005,000)
Net loss attributable to common stockholders	$(12,806,000)	(11,231,000)

Net loss per common share (See Note 5):
Basic	$(0.46)	(0.43)
Diluted	$(0.46)	(0.43)

Weighted average number of common shares outstanding – basic	27,830,000	26,426,000

Weighted average number of common and common equivalent shares outstanding – diluted	27,830,000	26,426,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)

	Three months ended October 31, 2022 and 2021
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of July 31, 2021	—	$—	41,281,812	$4,128,000	$605,439,000	$333,001,000	15,033,317	$(441,849,000)	$500,719,000
Equity-classified stock award compensation	—	—	—	—	921,000	—	—	—	921,000
Proceeds from issuance of employee stock purchase plan shares	—	—	10,540	1,000	228,000	—	—	—	229,000
Issuance of restricted stock, net of forfeiture	—	—	13,428	1,000	(1,000)	—	—	—	—
Net settlement of stock-based awards	—	—	74,461	8,000	(2,135,000)	—	—	—	(2,127,000)
Issuance of convertible preferred stock	100,000	100,000,000	—	—	—	—	—	—	—
Convertible preferred stock issuance costs	—	(4,007,000)	—	—	—	—	—	—	—
Establishment of initial convertible preferred stock purchase option liability	—	(1,005,000)	—	—	—	—	—	—	—
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)	—	5,247,000	—	—	—	(5,247,000)	—	—	(5,247,000)
Cash dividends declared, net ($0.10 per share)	—	—	—	—	—	(2,629,000)	—	—	(2,629,000)
Accrual of dividend equivalents, net of reversal ($0.10 per share)	—	—	—	—	—	(88,000)	—	—	(88,000)
Net loss	—	—	—	—	—	(5,984,000)	—	—	(5,984,000)
Balance as of October 31, 2021	100,000	$100,235,000	41,380,241	$4,138,000	$604,452,000	$319,053,000	15,033,317	$(441,849,000)	$485,794,000

Balance as of July 31, 2022	100,000	$105,204,000	42,672,827	$4,267,000	$625,484,000	$278,683,000	15,033,317	$(441,849,000)	$466,585,000
Equity-classified stock award compensation	—	—	—	—	904,000	—	—	—	904,000
CEO transition costs related to equity-classified stock-based awards (See Note 1)	—	—	—	—	3,764,000	—	—	—	3,764,000
Proceeds from issuance of employee stock purchase plan shares	—	—	15,017	2,000	117,000	—	—	—	119,000
Issuance of restricted stock, net of forfeiture	—	—	10,718	1,000	(1,000)	—	—	—	—
Net settlement of stock-based awards	—	—	112,284	11,000	(1,241,000)	—	—	—	(1,230,000)
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)	—	1,710,000	—	—	—	(1,710,000)	—	—	(1,710,000)
Cash dividends declared, net ($0.10 per share)	—	—	—	—	—	(2,774,000)	—	—	(2,774,000)
Accrual of dividend equivalents, net of reversal ($0.10 per share)	—	—	—	—	—	(201,000)	—	—	(201,000)
Net loss	—	—	—	—	—	(11,096,000)	—	—	(11,096,000)
Balance as of October 31, 2022	100,000	$106,914,000	42,810,846	$4,281,000	$629,027,000	$262,902,000	15,033,317	$(441,849,000)	$454,361,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended October 31,

	2022	2021
Cash flows from operating activities:
Net loss	$(11,096,000)	(5,984,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	2,798,000	2,241,000
Amortization of intangible assets with finite lives	5,349,000	5,349,000
Amortization of stock-based compensation	904,000	921,000
Amortization of cost to fulfill assets	240,000	—
CEO transition costs related to equity-classified stock-based awards	3,764,000	—
Amortization of deferred financing costs	203,000	203,000
Change in fair value of convertible preferred stock purchase option liability	—	(304,000)
Changes in other liabilities	(1,033,000)	(1,033,000)
Loss on disposal of property, plant and equipment	71,000	—
Provision for (benefit from) allowance for doubtful accounts	242,000	(156,000)
Provision for excess and obsolete inventory	847,000	1,175,000
Deferred income tax (benefit) expense	(1,217,000)	175,000
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(5,318,000)	21,450,000
Inventories	(4,278,000)	(8,513,000)
Prepaid expenses and other current assets	1,581,000	1,507,000
Other assets	(714,000)	(537,000)
Accounts payable	(1,555,000)	(6,353,000)
Accrued expenses and other current liabilities	5,256,000	814,000
Contract liabilities	(3,048,000)	(3,503,000)
Other liabilities, non-current	(61,000)	(2,000)
Interest payable	78,000	(66,000)
Income taxes payable	790,000	(2,605,000)
Net cash (used in) provided by operating activities	(6,197,000)	4,779,000
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,221,000)	(3,638,000)
Net cash used in investing activities	(7,221,000)	(3,638,000)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	—	100,000,000
Net borrowings (payments) of long-term debt under Credit Facility	18,700,000	(93,000,000)
Remittance of employees' statutory tax withholding for stock awards	(2,332,000)	(4,723,000)
Cash dividends paid on common stock	(3,092,000)	(2,916,000)
Payment of convertible preferred stock issuance costs	—	(530,000)
Payment of deferred financing costs	—	(140,000)
Repayment of principal amounts under finance lease liabilities	(2,000)	(5,000)
Payment of shelf registration costs	(101,000)	—
Proceeds from issuance of employee stock purchase plan shares	119,000	229,000
Net cash provided by (used in) financing activities	13,292,000	(1,085,000)
Net (decrease) increase in cash and cash equivalents	(126,000)	56,000
Cash and cash equivalents at beginning of period	21,654,000	30,861,000
Cash and cash equivalents at end of period	$21,528,000	30,917,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three months ended October 31,

	2022	2021
Supplemental cash flow disclosures:
Cash paid (received) during the period for:
Interest	$1,947,000	1,345,000
Income taxes, net	$(181,000)	387,000

Non-cash investing and financing activities:
Accrued additions to property, plant and equipment	$1,818,000	1,878,000

Cash dividends declared on common stock but unpaid (including accrual of dividend equivalents)	$2,975,000	2,717,000

Accrued convertible preferred stock issuance costs	$—	3,477,000

Reclassification of finance lease right-of-use assets to property, plant and equipment	$12,000	—

Establishment of initial convertible preferred stock purchase option liability	$—	1,005,000

Adjustment to reflect redemption value of convertible preferred stock	$1,710,000	5,247,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and its subsidiaries ("Comtech," "we," "us," or "our") as of and for the three months ended October 31, 2022 and 2021 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Our condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, filed with the Securities and Exchange Commission ("SEC"), for the fiscal year ended July 31, 2022 and the notes thereto contained in our Annual Report on Form 10-K, and all of our other filings with the SEC.

Reclassifications

Certain reclassifications have been made to previously reported condensed consolidated financial statements to conform to the fiscal 2023 presentation.

CEO Transition Costs

On August 9, 2022, our Board of Directors appointed our Chairman of the Board, Ken Peterman, as President and Chief Executive Officer ("CEO"). Transition costs related to our former President and CEO, Michael D. Porcelain, pursuant to his separation agreement with the Company, were $7,424,000, of which $3,764,000 related to the acceleration of unamortized stock based compensation, with the remaining $3,660,000 related to his severance payments and benefits upon termination of employment. The cash portion of the transition costs of $3,660,000 was paid to Mr. Porcelain in October 2022. Also, in connection with Mr. Peterman entering into an employment agreement with the Company, effective as of August 9, 2022, we incurred a $1,000,000 expense related to a cash sign-on bonus. CEO transition costs related to Mr. Porcelain and Mr. Peterman were expensed in our Unallocated segment during the first quarter of fiscal 2023.

(2)     Adoption of Accounting Standards and Updates

We are required to prepare our condensed consolidated financial statements in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") which is the source for all authoritative U.S. generally accepted accounting principles, which are commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs"). ASUs issued, but not effective until after October 31, 2022, are not expected to have a material impact on our condensed consolidated financial statements or disclosures.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3)     Revenue Recognition

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

The cost-to-cost method is principally used to account for contracts in our Satellite and Space Communications segment and, to a lesser extent, certain location-based and messaging infrastructure contracts in our public safety and location technologies product line within our Terrestrial and Wireless Networks segment. For service-based contracts in our Terrestrial and Wireless Networks segment, we also recognize revenue over time. These services are typically recognized as a series of services performed over the contract term using the straight-line method, or based on our customers’ actual usage of the networks and platforms which we provide.

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

	Three months ended October 31,
	2022	2021
United States
U.S. government	32.1%	30.1%
Domestic	46.7%	48.5%
Total United States	78.8%	78.6%

International	21.2%	21.4%
Total	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales are sales to Verizon Communications Inc. ("Verizon"), which accounted for 12.5% and 11.7% of consolidated net sales for the three months ended October 31, 2022 and 2021, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10.0% of consolidated net sales for the three months ended October 31, 2022 and 2021.

The following tables summarize our disaggregation of revenue consistent with information reviewed by our Chief Operating Decision Maker ("CODM") for the three months ended October 31, 2022 and 2021. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors which impact our business:

	Three months ended October 31, 2022
	Satellite and Space Communications	Terrestrial and Wireless Networks	Total
Geographical region and customer type
U.S. government	$41,013,000	1,038,000	$42,051,000
Domestic	15,244,000	46,011,000	61,255,000
Total United States	56,257,000	47,049,000	103,306,000

International	24,616,000	3,217,000	27,833,000
Total	$80,873,000	50,266,000	$131,139,000
Contract type
Firm fixed-price	$69,875,000	50,266,000	$120,141,000
Cost reimbursable	10,998,000	—	10,998,000
Total	$80,873,000	50,266,000	$131,139,000
Transfer of control
Point in time	$55,000,000	84,000	$55,084,000
Over time	25,873,000	50,182,000	76,055,000
Total	$80,873,000	50,266,000	$131,139,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended October 31, 2021
	Satellite and Space Communications	Terrestrial and Wireless Networks	Total
Geographical region and customer type
U.S. government	$33,897,000	1,272,000	$35,169,000
Domestic	10,787,000	45,768,000	56,555,000
Total United States	44,684,000	47,040,000	91,724,000

International	19,876,000	5,159,000	25,035,000
Total	$64,560,000	52,199,000	$116,759,000
Contract type
Firm fixed-price	$56,903,000	52,199,000	$109,102,000
Cost reimbursable	7,657,000	—	7,657,000
Total	$64,560,000	52,199,000	$116,759,000
Transfer of control
Point in time	$40,616,000	147,000	$40,763,000
Over time	23,944,000	52,052,000	75,996,000
Total	$64,560,000	52,199,000	$116,759,000

The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on our Condensed Consolidated Balance Sheet. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. For certain contracts with provisions that are intended to protect customers in the event we do not satisfy our performance obligations, billings occur subsequent to revenue recognition, resulting in unbilled receivables. Under ASC 606, unbilled receivables constitute contract assets. There were no material impairment losses recognized on contract assets during the three months ended October 31, 2022 and 2021, respectively. On large long-term contracts, and for contracts with international customers that do not do business with us regularly, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to-date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract. Under the typical payment terms for our contracts accounted for at a point in time, costs are accumulated in inventory until the time of billing, which generally coincides with revenue recognition. Of the contract liability balance at July 31, 2022 and July 31, 2021, $21,628,000 and $24,973,000 was recognized as revenue during the three months ended October 31, 2022 and 2021, respectively.

We recognize the incremental costs to obtain or fulfill a contract as an expense when incurred if the amortization period of the asset is one year or less; otherwise, such costs are capitalized and amortized over the estimated life of the contract. During the three months ended October 31, 2022 and 2021, incremental costs to obtain or fulfill contracts with an amortization period greater than one year were not material.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under indefinite delivery / indefinite quantity ("IDIQ") contracts. As of October 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $668,159,000 (which represents the amount of our consolidated funded backlog). We estimate that a substantial portion of our remaining performance obligations at October 31, 2022 will be completed and recognized as revenue during the next twenty-four month period, with the rest thereafter. During the three months ended October 31, 2022, revenue recognized from performance obligations satisfied, or partially satisfied, in previous periods (for example due to changes in the transaction price) was not material.

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

The fair value of our Credit Facility that we entered into on October 31, 2018 approximates its carrying amount due to its variable interest rate and pricing grid that is dependent upon our leverage ratio as of the end of each fiscal quarter. See Note (9) - "Credit Facility - Subsequent Event" for more information.

As of October 31, 2022 and July 31, 2022, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

(5)    Earnings Per Share

Our basic earnings per share ("EPS") is computed based on the weighted average number of common shares (including vested but unissued stock units, share units, performance shares and restricted stock units ("RSUs")) outstanding during each respective period. Our diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of equity-classified stock-based awards, settlement of escrow arrangements related to our acquisition of UHP Networks Inc. ("UHP") and the assumed conversion of Convertible Preferred Stock, if dilutive, outstanding during each respective period. Pursuant to FASB ASC 260 "Earnings Per Share," shares whose issuance is contingent upon the satisfaction of certain conditions are included in diluted EPS based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period. When calculating our diluted earnings per share, we consider the amount an employee must pay upon assumed exercise of stock-based awards and the amount of stock-based compensation cost attributed to future services and not yet recognized.

There were no repurchases of our common stock during the three months ended October 31, 2022 and 2021. See Note (17) - "Stockholders’ Equity" for more information.

Weighted average stock options, RSUs and restricted stock outstanding of 1,169,000 and 1,525,000 shares for the three months ended October 31, 2022 and 2021, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. Our EPS calculations exclude 383,000 and 239,000 weighted average performance shares outstanding for the three months ended October 31, 2022 and 2021, respectively, as the performance conditions have not yet been satisfied. However, the numerator for EPS calculations for each respective period is reduced by the compensation expense related to these awards.

Weighted average common shares of 324,000 and 340,000 related to our acquisition of UHP in March 2021 were not included in our diluted EPS calculation for the three months ended October 31, 2022 and 2021, respectively, because their effect would have been anti-dilutive.

Weighted average common shares of 4,460,000 and 577,000 underlying the assumed conversion of Convertible Preferred Stock, on an if-converted basis, were not included in our diluted EPS calculation for the three months ended October 31, 2022 and 2021, respectively, because their effect would have been anti-dilutive. As a result, the numerator for our basic and diluted EPS calculation for the three months ended October 31, 2022 and 2021 is the respective net loss attributable to common stockholders.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended October 31,
	2022	2021
Numerator:
Net loss	$(11,096,000)	(5,984,000)
Convertible preferred stock issuance costs	—	(4,007,000)
Establishment of initial convertible preferred stock purchase option liability	—	(1,005,000)
Dividend on convertible preferred stock	(1,710,000)	(235,000)
Net loss attributable to common stockholders	$(12,806,000)	(11,231,000)

Denominator:
Denominator for basic and diluted calculation	27,830,000	26,426,000

As discussed further in Note (16) - "Convertible Preferred Stock," the Convertible Preferred Stock issued in October 2021 represents a "participating security" as defined in ASC 260. As a result, our EPS calculations for the three months ended October 31, 2022 and 2021 were based on the two-class method. Given the net loss attributable to common stockholders for the three months ended October 31, 2022 and 2021, there was no impact of applying the two-class method to our reported basic or diluted earnings per common share.

(6)     Accounts Receivable

Accounts receivable consist of the following at:

	October 31, 2022	July 31, 2022
Receivables from commercial and international customers	$58,863,000	59,922,000
Unbilled receivables from commercial and international customers	45,109,000	39,826,000
Receivables from the U.S. government and its agencies	22,427,000	24,776,000
Unbilled receivables from the U.S. government and its agencies	4,948,000	1,524,000
Total accounts receivable	131,347,000	126,048,000
Less allowance for doubtful accounts	2,560,000	2,337,000
Accounts receivable, net	$128,787,000	123,711,000

Unbilled receivables as of October 31, 2022 relate to contracts-in-progress for which revenue has been recognized, but for which we have not yet earned the right to bill the customer for work performed to-date. Under ASC 606, unbilled receivables constitute contract assets. Management estimates that a substantial portion of the amounts not yet billed at October 31, 2022 will be billed and collected within one year.

As of October 31, 2022, except for the U.S. government (and its agencies), Verizon and AT&T, which represented 20.8%, 18.3% and 11.3%, of total accounts receivable, respectively, there were no other customers which accounted for greater than 10% of total accounts receivable.

As of July 31, 2022, except for the U.S. government (and its agencies) and Verizon, which represented 20.9% and 13.4% of total accounts receivable, respectively, there were no other customers which accounted for greater than 10% of total accounts receivable.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(7)     Inventories

Inventories consist of the following at:

	October 31, 2022	July 31, 2022
Raw materials and components	$81,288,000	78,478,000
Work-in-process and finished goods	42,363,000	40,960,000
Total inventories	123,651,000	119,438,000
Less reserve for excess and obsolete inventories	23,903,000	23,121,000
Inventories, net	$99,748,000	96,317,000

As of October 31, 2022 and July 31, 2022, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $4,537,000 and $4,100,000, respectively, and the amount of inventory related to contracts from third-party commercial customers who outsource their manufacturing to us was $2,039,000 and $1,866,000, respectively.

(8)     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	October 31, 2022	July 31, 2022
Accrued wages and benefits	$26,282,000	25,675,000
Accrued warranty obligations	9,394,000	9,420,000
Accrued contract costs	17,149,000	15,921,000
Accrued commissions and royalties	6,393,000	5,697,000
Accrued legal costs	2,724,000	2,514,000
Other	13,499,000	13,435,000
Accrued expenses and other current liabilities	$75,441,000	72,662,000

Accrued contract costs represent direct and indirect costs on contracts as well as estimates of amounts owed for invoices not yet received from vendors or reflected in accounts payable.

Accrued warranty obligations as of October 31, 2022 relate to estimated liabilities for assurance type warranty coverage that we provide to our customers. We generally provide warranty coverage for some of our products for a period of at least one year from the date of delivery. We record a liability for estimated warranty expense based on historical claims, product failure rates, consideration of contractual obligations, future costs to resolve software issues and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Changes in our accrued warranty obligations during the three months ended October 31, 2022 and 2021 were as follows:

	Three months ended October 31,
	2022	2021
Balance at beginning of period	$9,420,000	17,600,000
Provision for warranty obligations	409,000	271,000
Charges incurred	(435,000)	(982,000)
Balance at end of period	$9,394,000	16,889,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(9)     Credit Facility

On October 31, 2018, we entered into a First Amended and Restated Credit Agreement (the "Credit Facility") with a syndicate of lenders. On November 30, 2022, we entered into the Second Amended and Restated Credit Agreement (the “Amended Credit Facility”) with the existing lenders. See “Subsequent Event” below for further information. Capitalized terms used but not defined herein have the meanings set forth for such terms in the Credit Facility and Amended Credit Facility, which have been documented and filed with the SEC.

The Credit Facility had a maturity date of October 31, 2023 and provided a senior secured loan facility of up to $550,000,000 consisting of: (i) a revolving loan facility with a borrowing limit of $300,000,000; (ii) an accordion feature allowing us to make a request to borrow up to an additional $250,000,000 subject to the satisfaction of specified conditions, including approval by our lenders; (iii) a $35,000,000 letter of credit sublimit; and (iv) a swingline loan credit sublimit of $25,000,000.

As of October 31, 2022, the amount outstanding under our Credit Facility was $148,700,000, which is reflected in the non-current portion of long-term debt on our Condensed Consolidated Balance Sheet. At October 31, 2022, we had $519,000 of standby letters of credit outstanding under our Credit Facility related to guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During the three months ended October 31, 2022, we had outstanding balances under the Credit Facility ranging from $130,000,000 to $155,500,000.

As of October 31, 2022, total net deferred financing costs related to the Credit Facility were $811,000.

Interest expense related to our Credit Facility, including amortization of deferred financing costs, recorded during the three months ended October 31, 2022 and 2021 was $2,240,000 and $1,493,000, respectively. Our blended interest rate approximated 5.85% and 2.94%, respectively, for the three months ended October 31, 2022 and 2021.

As of October 31, 2022, our Secured Leverage Ratio was 3.49x trailing twelve months ("TTM") Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of October 31, 2022 was 8.79x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA.

Subsequent Event

On November 30, 2022, we entered into the Amended Credit Facility which provides a senior secured loan facility of up to $300,000,000 consisting of: (i) a revolving loan facility (“Revolving Loan Facility”) with a borrowing limit of $150,000,000, including a $20,000,000 letter of credit sublimit and a swingline loan credit sublimit of $15,000,000; (ii) a $50,000,000 term loan A (“Term Loan”); and (iii) an accordion feature allowing us to make a request to borrow up to an additional $100,000,000 subject to the satisfaction of specified conditions, including approval by our lenders. The Amended Credit Facility has a maturity date of October 31, 2024 (“Maturity Date”).

Under the Amended Credit Facility, if we issue new unsecured debt in excess of $5,000,000 with a maturity date that is less than 91 days from October 31, 2024, the Maturity Date would automatically accelerate so that it would be 91 days earlier than the maturity date of the new unsecured debt.

Under the Amended Credit Facility, borrowings under the Revolving Loan Facility and Term Loan are either: (i) Alternate Base Rate borrowings, which would bear interest from the applicable borrowing date at a rate per annum equal to (x) the highest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the Adjusted Term SOFR for a one-month tenor in effect on such day (or, if such day is not a business day, the immediately preceding business day) plus 1.00%, plus (y) the Applicable Rate, or (ii) SOFR borrowings, which would bear interest from the applicable borrowing date at a rate per annum equal to (x) the Adjusted Term SOFR for such interest period plus (y) the Applicable Rate. Determination of the Applicable Rate is based on a pricing grid that is dependent upon our Leverage Ratio as of the end of each fiscal quarter for which consolidated financial statements have been most recently delivered.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Amended Credit Facility contains customary representations, warranties and affirmative covenants. The Amended Credit Facility also contains customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stockholder dividends, and (vii) certain other restrictive agreements. The Amended Credit Facility also contains certain financial covenants and customary events of default (subject to grace periods, as appropriate), such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe the negative covenants and other covenants related to the operation of our business. In addition, under certain circumstances, we may be required to enter into amendments to the Amended Credit Facility in connection with any further syndication of the Amended Credit Facility.

The Amended Credit Facility provides for, among other things: (i) scheduled payments of principal under the Term Loan totaling $2,500,000 in the first year after closing and $5,000,000 in the second year after closing, with the remaining balance of the Term Loan due upon maturity; (ii) a maximum Leverage Ratio of 4.25x TTM Adjusted EBITDA at the fiscal quarter ending January 31, 2023, stepping down to 4.00x at the fiscal quarter ending April 30, 2023, 3.75x at the fiscal quarter ending July 31, 2023, and 3.50x at the fiscal quarter ending January 31, 2024 and thereafter; (iii) a Minimum Interest Coverage Ratio of 3.25x TTM Adjusted EBITDA; and (iv) Minimum Liquidity of $25,000,000.

The obligations under the Amended Credit Facility are guaranteed by certain of our domestic and foreign subsidiaries (the “Guarantors”). As collateral security under the Amended Credit Facility and the guarantees thereof, we and the Guarantors have granted to the administrative agent, for the benefit of the lenders, a lien on, and first priority security interest in, substantially all of our tangible and intangible assets.

(10)     Leases
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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Certain of our facility lease agreements (which are classified as operating leases) contain rent holidays or rent escalation clauses. For rent holidays and rent escalation clauses during the lease term, we record rental expense on a straight-line basis over the term of the lease. As of October 31, 2022, none of our leases contained a residual value guarantee and covenants included in our lease agreements are customary for the types of facilities and equipment being leased.

The components of lease expense are as follows:

	Three months ended October 31,
	2022	2021
Finance lease expense:
Amortization of ROU assets	$3,000	4,000
Interest on lease liabilities	—	—
Operating lease expense	2,837,000	2,924,000
Short-term lease expense	101,000	94,000
Variable lease expense	1,087,000	1,176,000
Sublease income	(17,000)	(17,000)
Total lease expense	$4,011,000	4,181,000

Additional information related to leases is as follows:

	Three months ended October 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases - Operating cash outflows	$2,906,000	$2,828,000
Finance leases - Financing cash outflows	3,000	6,000
ROU assets obtained in the exchange for lease liabilities (non-cash):
Operating leases	$2,573,000	$6,667,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table is a reconciliation of future cash flows relating to operating and financing lease liabilities presented on our Condensed Consolidated Balance Sheet as of October 31, 2022:

	Operating	Finance	Total
Remainder of fiscal 2023	$7,266,000	2,000	$7,268,000
Fiscal 2024	9,162,000	—	9,162,000
Fiscal 2025	8,553,000	—	8,553,000
Fiscal 2026	7,144,000	—	7,144,000
Fiscal 2027	5,107,000	—	5,107,000
Thereafter	25,811,000	—	25,811,000
Total future undiscounted cash flows	63,043,000	2,000	63,045,000
Less: Present value discount	10,426,000	—	10,426,000
Lease liabilities	$52,617,000	2,000	$52,619,000

Weighted-average remaining lease terms (in years)	8.59	0.38
Weighted-average discount rate	3.42%	6.27%

We lease our Melville, New York production facility from a partnership controlled by our former CEO. Lease payments made during the three months ended October 31, 2022 and 2021 were $171,000 and $166,000, respectively. The current lease provides for our use of the premises as they exist through December 2031. The annual rent of the facility for calendar year 2023 is $685,000 and is subject to customary adjustments. We have a right of first refusal in the event of a sale of the facility.

As of October 31, 2022, we do not have any material rental commitments that have not commenced.

(11)     Income Taxes

At October 31, 2022 and July 31, 2022, total unrecognized tax benefits were $10,254,000 and $10,008,000, respectively, including interest of $377,000 and $330,000, respectively. At October 31, 2022 and July 31, 2022, $3,236,000 and $3,007,000, respectively, of our unrecognized tax benefits were recorded as non-current income taxes payable on our Condensed Consolidated Balance Sheets. The remaining unrecognized tax benefits of $7,018,000 and $7,001,000 at October 31, 2022 and July 31, 2022, respectively, were presented as an offset to the associated non-current deferred tax assets on our Condensed Consolidated Balance Sheets. Of the total unrecognized tax benefits, $9,228,000 and $9,034,000 at October 31, 2022 and July 31, 2022, respectively, net of the reversal of the federal benefit recognized as a deferred tax asset relating to state reserves, would favorably impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our condensed consolidated financial statements. The amount by which the gross unrecognized tax benefits could decrease by in the next twelve months did not significantly change during the first quarter of fiscal 2023.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(12)     Stock-Based Compensation

Overview

We issue stock-based awards to certain of our employees and our Board of Directors pursuant to our 2000 Stock Incentive Plan, as amended and/or restated from time to time (the "Plan") and our 2001 Employee Stock Purchase Plan, as amended and/or restated from time to time (the "ESPP"), and recognize related stock-based compensation in our condensed consolidated financial statements. The Plan provides for the granting to employees and consultants of Comtech (including prospective employees and consultants): (i) incentive and non-qualified stock options, (ii) restricted stock units ("RSUs"), (iii) RSUs with performance measures (which we refer to as "performance shares"), (iv) restricted stock, (v) stock units (reserved for issuance to non-employee directors) and share units (reserved for issuance to employees) (collectively, "share units") and (vi) stock appreciation rights ("SARs"), among other types of awards. Our non-employee directors, excluding Fred Kornberg our former CEO, are eligible to receive non-discretionary grants of stock-based awards, subject to certain limitations.

As of October 31, 2022, the aggregate number of shares of common stock which may be issued, pursuant to the Plan, may not exceed 10,962,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and employee purchases under the ESPP with the issuance of new shares of our common stock.

As of October 31, 2022, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 10,183,915 shares (net of 5,466,293 expired and canceled awards), of which an aggregate of 8,107,927 have been exercised or settled.

As of October 31, 2022, the following stock-based awards, by award type, were outstanding:

October 31, 2022
Stock options	474,020
Performance shares	665,586
RSUs, restricted stock and share units	936,382
Total	2,075,988

Our ESPP provides for the issuance of up to 1,050,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value on the first or last day of each calendar quarter, whichever is lower. Through October 31, 2022, we have cumulatively issued 958,926 shares of our common stock to participating employees in connection with our ESPP.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended October 31,
	2022	2021
Cost of sales	$158,000	73,000
Selling, general and administrative expenses	648,000	772,000
Research and development expenses	98,000	76,000
Stock-based compensation expense before CEO transition costs	904,000	921,000
CEO transition costs related to equity-classified stock-based awards	3,764,000	—
Total stock-based compensation expense before income tax benefit	4,668,000	921,000
Estimated income tax benefit	(493,000)	(193,000)
Net stock-based compensation expense	$4,175,000	728,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At October 31, 2022, unrecognized stock-based compensation of $11,988,000, net of estimated forfeitures of $812,000, is expected to be recognized over a weighted average period of 2.8 years. Total stock-based compensation capitalized and included in ending inventory at both October 31, 2022 and July 31, 2022 was $48,000. There are no liability-classified stock-based awards outstanding as of October 31, 2022 or July 31, 2022.

Stock-based compensation expense, by award type, is summarized as follows:

	Three months ended October 31,
	2022	2021
Stock options	$25,000	78,000
Performance shares	74,000	349,000
RSUs, restricted stock and share units	774,000	439,000
ESPP	31,000	55,000
Stock-based compensation expense before CEO transition costs	904,000	921,000
CEO transition costs related to equity-classified stock-based awards	3,764,000	—
Total stock-based compensation expense before income tax benefit	4,668,000	921,000
Estimated income tax benefit	(493,000)	(193,000)
Net stock-based compensation expense	$4,175,000	728,000

ESPP stock-based compensation expense primarily relates to the 15% discount offered to participants in the ESPP.

The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability on our Condensed Consolidated Balance Sheet as of October 31, 2022 and July 31, 2022. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options

The following table summarizes the Plan’s activity:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2022	483,480	$24.43
Expired/canceled	(9,460)	26.55
Outstanding at October 31, 2022	474,020	$24.38	2.70	$—

Exercisable at October 31, 2022	428,900	$25.07	2.19	$—

Vested and expected to vest at October 31, 2022	471,742	$24.42	2.67	$—

Stock options outstanding as of October 31, 2022 have exercise prices ranging from $17.88 - $33.94, representing the fair market value of our common stock on the date of grant, a contractual term of ten years and a vesting period of five years.

Performance Shares, RSUs, Restricted Stock and Share Unit Awards

The following table summarizes the Plan’s activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2022	1,110,750	$19.05
Granted	785,092	11.13
Settled	(256,069)	24.55
Canceled/Forfeited	(37,805)	16.44
Outstanding at October 31, 2022	1,601,968	$14.35	$17,702,000

Vested at October 31, 2022	532,533	$15.68	$5,884,000

Vested and expected to vest at October 31, 2022	1,547,797	$14.33	$17,103,000

The total intrinsic value relating to fully-vested awards settled during the three months ended October 31, 2022 and 2021 was $2,769,000 and $4,895,000, respectively.

The performance shares granted to employees principally vest over a three-year performance period, if pre-established performance goals are attained, or as specified pursuant to the Plan and related agreements. As of October 31, 2022, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level.

RSUs and restricted stock granted to non-employee directors prior to August 2022 had a vesting period of five years and are convertible into shares of our common stock generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain circumstances. Commencing in August 2022, such awards have a vesting period of one year. Also, restricted stock granted to Fred Kornberg, pursuant to his Senior Technology Advisor consulting agreement, vests 1/12 on the date of grant and in eleven (11) equal monthly installments thereafter.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
RSUs granted to employees prior to August 2022 have a vesting period of five years and are convertible into shares of our common stock generally at the time of vesting, on a one-for-one basis for no cash consideration. RSUs granted to employees commencing in August 2022 have a vesting period of three years.

Share units were granted to certain employees in lieu of non-equity incentive compensation and are convertible into shares of our common stock on the one-year anniversary of the respective grant date.

The fair value of performance shares, RSUs, restricted stock and share units is determined using the closing market price of our common stock on the date of grant, less the present value of any estimated future dividend equivalents such awards are not entitled to receive and an applicable estimated discount for any post-vesting transfer restrictions. RSUs, performance shares and restricted stock are entitled to dividend equivalents unless forfeited before vesting occurs. Share units are entitled to dividend equivalents while the underlying shares are unissued.

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of settlement of the underlying award. During the three months ended October 31, 2022 and 2021, we accrued $201,000 and $88,000, respectively, of dividend equivalents (net of forfeitures) and paid out $346,000 and $315,000, respectively. Accrued dividend equivalents were recorded as a reduction to retained earnings. As of October 31, 2022 and July 31, 2022, accrued dividend equivalents were $597,000 and $742,000, respectively.

With respect to the actual settlement of stock-based awards for income tax reporting, during the three months ended October 31, 2022 and 2021, we recorded an income tax expense of $363,000 and an income tax benefit of $53,000, respectively.

Subsequent Event

At our Fiscal 2022 Annual Meeting of Stockholders, scheduled to be held on December 15, 2022, our stockholders will be asked to approve an amendment to our Plan to increase the share reserve available under the Plan by 1,000,000 shares of common stock. Also, our stockholders will be asked to approve an amendment to our ESPP to increase the maximum number of shares of our common stock that are reserved for issuance under the ESPP by 250,000. See Proposal Nos. 4 and 5 included in our definitive proxy statement filed with the SEC on November 18, 2022.

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

In the fourth quarter of fiscal 2022, we revised our business segments to better align them with end-markets for our products and services and our CODM began managing our business in two new reportable segments: “Satellite and Space Communications” and “Terrestrial and Wireless Networks.” As a result, the segment information for the prior fiscal year has been recast to conform to the current year presentation.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Satellite and Space Communications is organized into four technology areas: satellite modem technologies and amplifier technologies, troposcatter and SATCOM solutions, space components and antennas, and high-power amplifiers and switches technologies. This segment offers customers: satellite ground station technologies, services and system integration that facilitate the transmission of voice, video and data over GEO, MEO and LEO satellite constellations, including solid-state and traveling wave tube power amplifiers, modems, VSAT platforms and frequency converters; satellite communications and tracking antenna systems, including high precision full motion fixed and mobile X/Y tracking antennas, RF feeds, reflectors and radomes; over-the-horizon microwave equipment that can transmit digitized voice, video, and data over distances up to 200 miles using the troposphere and diffraction, including the Comtech COMET™; solid-state, RF microwave high-power amplifiers and control components designed for radar, electronic warfare, data link, medical and aviation applications; and procurement and supply chain management of high reliability EEE parts for satellite, launch vehicle and manned space applications.

Terrestrial and Wireless Networks is organized into four service areas: next generation 911 and call delivery, Solacom call handling solutions, trusted location and messaging solutions, and cyber security training and services. This segment offers customers: SMS text to 911 services, providing alternate paths for individuals who need to request assistance (via text messaging) a method to reach Public Safety Answering Points ("PSAPs"); next generation 911 solutions, providing emergency call routing, location validation, policy-based routing rules, logging and security functionality; Emergency Services IP Network transport infrastructure for emergency services communications and support of next generation 911 services; call handling applications for PSAPs; wireless emergency alerts solutions for network operators; software and equipment for location-based and text messaging services for various applications, including for public safety, commercial and government services, and cybersecurity training, skills labs, and competency assessments for both technical and non-technical applications.

Our CODM primarily uses a metric that we refer to as Adjusted EBITDA to measure an operating segment’s performance and to make decisions about resources to be allocated. Our Adjusted EBITDA metric for the Satellite and Space Communications and Terrestrial and Wireless Networks segments do not consider any allocation of indirect expense, or any of the following: income taxes, interest (income) and other, change in fair value of the convertible preferred stock purchase option liability, write-off of deferred financing costs, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, amortization of cost to fulfill assets, estimated contract settlement costs, settlement of intellectual property litigation, acquisition plan expenses, restructuring costs, COVID-19 related costs, strategic emerging technology costs (for next-generation satellite technology), facility exit costs, CEO transition costs, proxy solicitation costs, strategic alternatives expenses and other. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Any amounts shown in the Adjusted EBITDA calculation for our Satellite and Space Communications and Terrestrial and Wireless Networks segments are directly attributable to those segments. Our Adjusted EBITDA is also used by our management in assessing the Company's operating results. Although closely aligned, the Company's definition of Adjusted EBITDA is different than the Consolidated EBITDA (as such term is defined in our Credit Facility and Amended Credit Facility) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and, therefore, may not be comparable to similarly titled measures used by other companies.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Operating segment information, along with a reconciliation of segment net income (loss) and consolidated net income (loss) to Adjusted EBITDA is presented in the tables below:

	Three months ended October 31, 2022
	Satellite and Space Communications	Terrestrial and Wireless Networks	Unallocated	Total
Net sales	$80,873,000	50,266,000	—	$131,139,000
Operating income (loss)	$5,016,000	744,000	(15,484,000)	$(9,724,000)

Net income (loss)	$5,815,000	605,000	(17,516,000)	$(11,096,000)
Benefit from income taxes	(222,000)	(165,000)	(221,000)	(608,000)
Interest (income) and other	(575,000)	304,000	16,000	(255,000)
Interest expense	(2,000)	—	2,237,000	2,235,000
Amortization of stock-based compensation	—	—	904,000	904,000
Amortization of intangibles	1,828,000	3,521,000	—	5,349,000
Depreciation	1,020,000	1,737,000	41,000	2,798,000
Amortization of cost to fulfill assets	240,000	—	—	240,000
CEO transition costs	—	—	9,090,000	9,090,000
Restructuring costs	1,056,000	—	269,000	1,325,000
Strategic emerging technology costs	746,000	—	—	746,000
Adjusted EBITDA	$9,906,000	6,002,000	(5,180,000)	$10,728,000

Purchases of property, plant and equipment	$4,435,000	2,542,000	244,000	$7,221,000
Total assets at October 31, 2022	$486,636,000	467,594,000	23,595,000	$977,825,000

	Three months ended October 31, 2021
	Satellite and Space Communications	Terrestrial and Wireless Networks	Unallocated	Total
Net sales	$64,560,000	52,199,000		$116,759,000
Operating (loss) income	$(5,313,000)	6,102,000	(7,304,000)	$(6,515,000)

Net (loss) income	$(5,074,000)	5,978,000	(6,888,000)	$(5,984,000)
(Benefit from) provision for income taxes	(599,000)	141,000	(1,595,000)	(2,053,000)
Interest (income) and other	247,000	(18,000)	(10,000)	219,000
Change in fair value of convertible preferred stock purchase option liability	—	—	(304,000)	(304,000)
Interest expense	114,000	—	1,493,000	1,607,000
Amortization of stock-based compensation	—	—	921,000	921,000
Amortization of intangibles	1,828,000	3,521,000	—	5,349,000
Depreciation	825,000	1,364,000	52,000	2,241,000
Proxy solicitation costs	—	—	2,162,000	2,162,000
Restructuring costs	712,000	—	—	712,000
COVID-19 related costs	674,000	—	—	674,000
Adjusted EBITDA	$(1,273,000)	10,986,000	(4,169,000)	$5,544,000

Purchases of property, plant and equipment	$1,037,000	2,601,000	—	$3,638,000
Total assets at October 31, 2021	$485,087,000	471,858,000	26,044,000	$982,989,000

Unallocated expenses result from corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs and also includes all of our amortization of stock-based compensation. During the three months ended October 31, 2022, we expensed $9,090,000 of CEO transition costs. See Note (1) - "General - CEO Transition Costs" for further information.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three months ended October 31, 2022 and 2021, our Satellite and Space Communications segment recorded $1,056,000 and $712,000, respectively, of restructuring costs incurred to streamline our operations, including costs related to the ongoing relocation of certain of our satellite ground station production facilities to a new 146,000 square foot facility in Chandler, Arizona.

Interest expense in the tables above primarily relates to our Credit Facility, and includes the amortization of deferred financing costs. See Note (9) - "Credit Facility" for further discussion.

Intersegment sales for the three months ended October 31, 2022 and 2021 between the Satellite and Space Communications segment and the Terrestrial and Wireless Networks segment were nominal. All intersegment sales are eliminated in consolidation and are excluded from the tables above.

Unallocated assets at October 31, 2022 consist principally of cash and cash equivalents, income taxes receivable, corporate property, plant and equipment and deferred financing costs. The large majority of our long-lived assets are located in the U.S.

(14)     Goodwill

The following table represents goodwill by reportable operating segment as of October 31, 2022 and July 31, 2022.

	Satellite and Space Communications	Terrestrial and Wireless Networks	Total
Goodwill	$173,602,000	174,090,000	$347,692,000

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

As discussed in Note (13) - "Segment Information," as a result of our segment restructuring in the fourth quarter of fiscal 2022 from the Commercial Solutions and Government Solutions segments to the Satellite and Space Communications and Terrestrial and Wireless Networks segments, we performed an interim quantitative assessment as of July 29, 2022 and estimated the fair value of each of our reporting units, both before and after the change, using a combination of the income and market approaches.

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

Ultimately, based on our quantitative evaluations, we determined that our Satellite and Space Communications and Terrestrial and Wireless Networks reporting units had estimated fair values in excess of their carrying values of at least 18.4% and 11.6%, respectively, and concluded that our goodwill was not impaired and that neither of our two reporting units was at risk of failing the quantitative assessment. Also, given its proximity to our next regularly scheduled annual goodwill impairment testing date, we utilized our July 29, 2022 interim quantitative assessment to conclude that our goodwill was not impaired and that neither of our two reporting units was at risk of failing the quantitative assessment as of August 1, 2022. Additionally, the carrying value of goodwill was reallocated to our new reporting units based on their respective estimated relative fair value.

It is possible that, during the remainder of fiscal 2023 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, or our common stock price could fluctuate.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(15)     Intangible Assets

Intangible assets with finite lives are as follows:

	October 31, 2022
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$302,058,000	111,071,000	$190,987,000
Technologies	14.8	114,949,000	77,017,000	37,932,000
Trademarks and other	16.7	32,926,000	19,891,000	13,035,000
Total		$449,933,000	207,979,000	$241,954,000

	July 31, 2022
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$302,058,000	107,500,000	$194,558,000
Technologies	14.8	114,949,000	75,798,000	39,151,000
Trademarks and other	16.7	32,926,000	19,332,000	13,594,000
Total		$449,933,000	202,630,000	$247,303,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the three months ended October 31, 2022 and 2021 was $5,349,000, respectively.

The estimated amortization expense consists of the following for the fiscal years ending July 31:

2023	$21,556,000
2024	21,154,000
2025	21,039,000
2026	19,888,000
2027	18,534,000

We review net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. Based on our last assessment, we believe that the carrying values of our net intangible assets were recoverable as of October 31, 2022. However, if business conditions deteriorate, we may be required to record impairment losses, and or increase the amortization of intangibles in the future. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

(16)     Convertible Preferred Stock

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The adjusted conversion price for the shares issued in the Initial Issuance is $23.97, and the adjusted conversion price for the Green Shoe is $31.21 subject to certain adjustments set forth in the Certificate of Designations filed with the Secretary of State of the State of Delaware.

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

Effective September 29, 2022, the Convertible Preferred Stock is convertible into shares of common stock at the option of the holders. At any time after October 19, 2024, we have the right to mandate the conversion of the Convertible Preferred Stock, subject to certain restrictions, based on the price of the common stock in the preceding thirty trading days.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In accordance with ASC 480, "Distinguishing Liabilities from Equity," specifically ASC 480-10-S99-3A(2), SEC Staff Announcement: Classification and Measurement of Redeemable Securities, we have classified the Convertible Preferred Stock outside of permanent equity as temporary equity since the redemption of such shares is not solely within our control and we could be required by the holder to redeem the shares for cash or other assets, at their option. Upon the Initial Issuance, we recorded the Convertible Preferred Stock, net of issuance costs of $4,007,000 and net of the portion of such proceeds allocated to the convertible preferred stock purchase option liability described above, which resulted in an initial carrying value of the Convertible Preferred Stock less than its initial redemption value of $100,000,000. We have elected to adjust the carrying value of the Convertible Preferred Stock to its current redemption value of $106,914,000, which includes $6,338,000 of cumulative dividends paid in kind and $576,000 of accumulated and unpaid dividends. As such, a total adjustment of $1,710,000 to increase the carrying value of the Convertible Preferred Stock was recorded against retained earnings during the three months ended October 31, 2022.

(17)     Stockholders’ Equity

Shelf Registration
On July 13, 2022, we filed a $200,000,000 shelf registration statement with the SEC for the sale of various types of securities, including debt. The shelf registration was declared effective by the SEC as of July 25, 2022. To-date, we have not issued any securities pursuant to our $200,000,000 shelf registration statement.

Common Stock Repurchase Program
On September 29, 2020, our Board of Directors authorized a new $100,000,000 stock repurchase program, which replaced our prior program. The new $100,000,000 stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases of our common stock during the three months ended October 31, 2022 or 2021.

Common Stock Dividends
Since September 2010, we have paid quarterly dividends pursuant to an annual targeted dividend amount that was established by our Board of Directors. On September 29, 2022, our Board of Directors declared a dividend of $0.10 per common share, which was paid on November 18, 2022. On December 8, 2022, our Board of Directors declared a dividend of $0.10 per common share, payable on February 17, 2023 to stockholders of record at the close of business on January 18, 2023. Future dividends remain subject to compliance with financial covenants under our Amended Credit Facility, as well as Board approval and certain voting rights of holders of our Series A Convertible Preferred Stock.

(18)    Legal Proceedings and Other Matters

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Employment Change of Control and Indemnification Agreements

On August 9, 2022, our Board of Directors appointed our Chairman of the Board, Ken Peterman, as President and CEO, and the Company entered an employment agreement with Mr. Peterman generally providing for an annual salary, bonus award, sign-on bonus, equity incentive awards and, under certain termination of employment, severance payment.

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
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "predict," "estimate," "expect," "strategy," "future," "potential," "likely," "may," "should," "could," "would," "will," "continue," "target," and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding our future performance and financial condition, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives of our management to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include, among other things: the possibility that the expected synergies and benefits from recent acquisitions will not be fully realized, or will not be realized within the anticipated time periods; the risk that the acquired businesses will not be integrated with Comtech successfully; the possibility of disruption from recent acquisitions, making it more difficult to maintain business and operational relationships or retain key personnel; the risk that Comtech will be unsuccessful in implementing a tactical shift in its Satellite and Space Communications segment away from bidding on large commodity service contracts and toward pursuing contracts for its niche products with higher margins; the nature and timing of our receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements; changing customer demands and or procurement strategies; changes in prevailing economic and political conditions, including as a result of Russia's military incursion into Ukraine; changes in the price of oil in global markets; changes in prevailing interest rates and foreign currency exchange rates; risks associated with Comtech's legal proceedings, customer claims for indemnification, and other similar matters; risks associated with our obligations under our Amended Credit Facility; risks associated with our large contracts; risks associated with the COVID-19 pandemic and related supply chain disruptions; and other factors described in this and our other filings with the Securities and Exchange Commission ("SEC").

OVERVIEW

We are a leading global provider of next-generation 911 emergency systems ("NG-911") and secure wireless and satellite communications technologies. This includes the critical communications infrastructure that people, businesses, and governments rely on when durable, trusted connectivity is required, no matter where they are – on land, at sea, or in the air – and no matter what the circumstances – from armed conflict to a natural disaster. Our solutions fulfill our customers’ needs for secure wireless communications in the most demanding environments, including those where traditional communications are unavailable or cost-prohibitive, and in mission-critical and other scenarios where performance is crucial. We anticipate future growth in our business due to increasing demand for global voice, video and data usage in recent years. We provide our solutions to both commercial and governmental customers.

In the fourth quarter of fiscal 2022, we revised our business segments to better align them with end-markets for our products and services. Our businesses have been re-organized into two new reportable segments: “Satellite and Space Communications” and “Terrestrial and Wireless Networks.” All current and prior periods reflected in this Form 10-Q have been presented according to these two segments, unless otherwise noted. For more information and for financial information about our business segments, including net sales, operating income, Adjusted EBITDA (a non-GAAP financial measure), total assets, and our operations outside the United States, refer to "Notes to Consolidated Financial Statements - Note (13) Segment Information" included in "Part I - Item 1 - Notes to Condensed Consolidated Financial Statements (Unaudited)."

Index
We manage our business through two reportable operating segments:

•Satellite and Space Communications - is organized into four technology areas: satellite modem technologies and amplifier technologies, troposcatter and SATCOM solutions, space components and antennas, and high-power amplifiers and switches technologies. This segment offers customers: satellite ground station technologies, services and system integration that facilitate the transmission of voice, video and data over GEO, MEO and LEO satellite constellations, including solid-state and traveling wave tube power amplifiers, modems, VSAT platforms and frequency converters; satellite communications and tracking antenna systems, including high precision full motion fixed and mobile X/Y tracking antennas, RF feeds, reflectors and radomes; over-the-horizon microwave equipment that can transmit digitized voice, video, and data over distances up to 200 miles using the troposphere and diffraction, including the Comtech COMET™; solid-state, RF microwave high-power amplifiers and control components designed for radar, electronic warfare, data link, medical and aviation applications; and procurement and supply chain management of high reliability EEE parts for satellite, launch vehicle and manned space applications.

•Terrestrial and Wireless Networks - is organized into four service areas: next generation 911 and call delivery, Solacom call handling solutions, trusted location and messaging solutions, and cyber security training and services. This segment offers customers SMS text to 911 services, providing alternate paths for individuals who need to request assistance (via text messaging) a method to reach Public Safety Answering Points; next generation 911 solutions, providing emergency call routing, location validation, policy-based routing rules, logging and security functionality; Emergency Services IP Network transport infrastructure for emergency services communications and support of next generation 911 services; call handling applications for Public Safety Answering Points; wireless emergency alerts solutions for network operators; software and equipment for location-based and text messaging services for various applications, including for public safety, commercial and government services, and cybersecurity training, skills labs, and competency assessments for both technical and non-technical applications.

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

In particular, our contracts with the U.S. government can be terminated for convenience by it at any time and orders are subject to unpredictable funding, deployment and technology decisions by the U.S. government. Some of these contracts are indefinite delivery/indefinite quantity ("IDIQ") contracts and, as such, the U.S. government is not obligated to purchase any equipment or services under these contracts. We have, in the past, experienced and we continue to expect significant fluctuations in sales and operating results from quarter-to-quarter and period-to-period due to these factors. As such, comparisons between periods and our current results may not be indicative of a trend or future performance.

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

The cost-to-cost method is principally used to account for contracts in our Satellite and Space Communications segment and, to a lesser extent, certain location-based and messaging infrastructure contracts in our public safety and location technologies product line within our Terrestrial and Wireless Networks segment. For service-based contracts in our public safety and location technologies product line, we also recognize revenue over time. These services are typically recognized as a series of services performed over the contract term using the straight-line method, or based on our customers’ actual usage of the networks and platforms which we provide.

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

We recognize the incremental costs to obtain or fulfill a contract as an expense when incurred if the amortization period of the asset is one year or less; otherwise, such costs are capitalized and amortized over the estimated life of the contract. During the three months ended October 31, 2022 and 2021, incremental costs to obtain or fulfill contracts with an amortization period greater than one year were not material.

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

Impairment of Goodwill and Other Intangible Assets. As of October 31, 2022, total goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $347.7 million (of which $173.6 million relates to our Satellite and Space Communications segment and $174.1 million relates to our Terrestrial and Wireless Networks segment). Additionally, as of October 31, 2022, net intangibles recorded on our Condensed Consolidated Balance Sheet aggregated $242.0 million (of which $70.6 million relates to our Satellite and Space Communications segment and $171.4 million relates to our Terrestrial and Wireless Networks segment). Each of our two operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

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

Index

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

Ultimately, based on our quantitative assessments, we determined that our Satellite and Space Communications and Terrestrial and Wireless Networks reporting units had estimated fair values in excess of their carrying values of at least and 18.4% and 11.6%, respectively, and concluded that our goodwill was not impaired and that neither of our two reporting units was at risk of failing the quantitative assessment. Also, given its proximity to our next regularly scheduled annual goodwill impairment testing date, we utilized our July 29, 2022 interim quantitative assessment to conclude that our goodwill was not impaired and that neither of our two reporting units was at risk of failing the quantitative assessment as of August 1, 2022. Additionally, the carrying value of goodwill was reallocated to our new reporting units based on their respective estimated relative fair value.

It is possible that, during the remainder of fiscal 2023 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, or our common stock price could fluctuate.

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

In any event, we are required to perform our next annual goodwill impairment analysis on August 1, 2023 (the start of our fiscal 2024). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangible assets with finite lives when an event occurs indicating the potential for impairment. We believe that the carrying values of our net intangible assets were recoverable as of October 31, 2022. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

Index
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

Fiscal 2023: First Quarter Highlights and Business Outlook

Fiscal 2023 is off to a strong start, as we exceeded our consolidated net sales and Adjusted EBITDA expectations for the first quarter of fiscal 2023. Financial highlights for the first quarter include:

•Consolidated net sales were $131.1 million, up 3.3% sequentially from the fourth quarter of fiscal 2022 and up 12.2% from the first quarter of fiscal 2022;

•Gross margin was 35.7%, comparable with gross margins in both our first and fourth quarters of fiscal 2022;

•GAAP net loss attributable to common stockholders was $12.8 million, and included $9.1 million of CEO transition costs, $1.3 million of restructuring costs and $0.7 million of strategic emerging technology costs for next-generation satellite technology;

•GAAP EPS loss of $0.46 and Non-GAAP EPS income of $0.16;

•Adjusted EBITDA (a Non-GAAP financial measure discussed below) of $10.7 million, or 8.2% of consolidated net sales, an increase from the $5.5 million, or 4.7% of consolidated net sales for the first quarter of fiscal 2022;

•New bookings (also referred to as orders) of $181.2 million, representing a 26.9% sequential quarterly increase and a quarterly book-to-bill ratio of 1.38x (a measure defined as bookings divided by net sales);

•Backlog of $668.2 million as of October 31, 2022, compared to $618.1 million as of July 31, 2022 and $628.5 million as of October 31, 2021;

•Revenue visibility of approximately $1.1 billion. We measure this revenue visibility as the sum of our $668.2 million of backlog, plus the total unfunded value of certain multi-year contracts that we have received and from which we expect future orders; and

•Cash flows used in operating activities of $6.2 million. Excluding $3.8 million in aggregate payments related to our CEO transition, cash used in operating activities would have been $2.4 million.

Non-GAAP financial measures discussed above are reconciled to the most directly comparable GAAP financial measures in the table included in the below section "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended October 31, 2022 and 2021."

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

Index
To execute our new CEO’s initiatives to further strengthen and grow our businesses, we continue to enhance our leadership team with the intent to effectively move our company forward and, at the same time, maximize our ability to compete and deliver across our global market segments. To that end we created the roles of Chief Strategy Officer – Defense and Chief Strategy Officer – Commercial to help realize our business objectives in each of these respective markets. Daniel Gizinski and Jay Whitehurst, respectively, were appointed to these two new positions. Mr. Gizinski has been with Comtech for three years, most recently serving as President of Comtech Network Systems, Inc. Mr. Whitehurst has been with Comtech for eleven years, most recently serving as President of Comtech’s Trusted Location and Messaging Solutions business. Also, in connection with the re-segmentation of our reportable operating segments, Tim Jenkins was appointed President of our Terrestrial and Wireless Networks segment and Justin Wexler was appointed President of our Satellite and Space Communications segment. Mr. Jenkins has been with Comtech for three years, most recently serving as President of our former Safety and Security Technologies product group. Mr. Wexler joined Comtech in November 2022 and most recently served as Chief Operating Officer of Clear Align and, prior to that, spent fifteen years with L3 Technologies in multiple leadership roles. Additionally, to elevate our position as an integrated services and solutions provider across both segments, Doug Houston was named Vice President of Global Support. Mr. Houston has been with Comtech for ten years, most recently serving as President of Comtech Systems, Inc. With these and other key positions filled, we believe we can further improve efficiencies and streamline our operations into “One Comtech.”

During the first quarter of fiscal 2023, we moved forward on our investments in capital equipment and building improvements in connection with the opening of a new 146,000 square-foot facility in Chandler, Arizona, and the establishment of a 56,000 square-foot facility in Basingstoke, United Kingdom. Although COVID-19 and supply chain issues have extended our original build-out schedules, particularly as it relates to our Chandler, Arizona facility, both manufacturing centers are expected to support production of next-generation broadband satellite technology and should be fully operational in fiscal 2023 as we enter the final stages of the build-out.

We experienced strong order flow during the three months ended October 31, 2022. Key bookings include: a $50.0 million plus award of incremental funding on an existing contract to provide next generation troposcatter systems in support of the U.S. military; enhanced 911 call routing services, valued in excess of $30.0 million, for one of the largest wireless carriers in the United States; and a large multi-million dollar Foreign Military Sales (“FMS”) contract for beyond line-of-sight communications terminals and upgrades to the Ukrainian government’s existing systems. While our business continues to face near-term challenges and continued uncertainties, as further discussed below, we are pleased with our strong bookings performance in the first quarter, as it represented our fourth consecutive quarter of sequential growth and restored our funded backlog to a level not reported since July 2021.

As we enter the second quarter of fiscal 2023, business conditions continue to be challenging, and the operating environment is largely unpredictable, including factors such as inflation, interest rate hikes, the repercussions of the military conflict between Russia and Ukraine and a potential global recession. There also continues to be order and production delays, disruptions in component availability, increased pricing both for labor and parts, lower levels of factory utilization and higher logistics and operational costs. In light of these business conditions and resulting challenges, for our second quarter of fiscal 2023, we are targeting consolidated net sales to increase between 1.0% and 3.0%, sequentially, and for our consolidated Adjusted EBITDA margin to approximate 8.0%.

We do not provide forward-looking guidance for GAAP results because we are unable to predict certain items contained in the GAAP measure without unreasonable efforts. Please refer to the discussion below under "Adjusted EBITDA" for more information. Also, because our consolidated Adjusted EBITDA, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment as well as unallocated spending, it is inherently difficult to forecast.

On December 8, 2022, our Board of Directors declared a cash dividend of $0.10 per common share, payable on February 17, 2023 to stockholders of record at the close of business on January 18, 2023. Future common stock dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval and certain voting rights of holders of our Series A Convertible Preferred Stock.

Additional information related to our Business Outlook for fiscal 2023 and a definition and explanation of Adjusted EBITDA is included in the below section "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended October 31, 2022 and 2021."

Index
COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2022 AND 2021

Net Sales. Consolidated net sales were $131.1 million and $116.8 million for the three months ended October 31, 2022 and 2021, respectively, representing an increase of $14.3 million, or 12.2%. The period-over-period increase in net sales primarily reflects higher net sales in our Satellite and Space Communications segment, as further discussed below.

Satellite and Space Communications
Net sales in our Satellite and Space Communications segment were $80.9 million for the three months ended October 31, 2022 as compared to $64.6 million for the three months ended October 31, 2021, an increase of $16.3 million or 25.2%. Net sales for the three months ended October 31, 2022 primarily reflect sales related to a recently awarded FMS contract for beyond line-of-sight communications terminals and upgrades to the Ukrainian government’s existing systems and a period-over-period increase in sales of our satellite ground station technologies, offset in part by lower sales of our high reliability Electrical, Electronic and Electromechanical ("EEE") satellite-based space components. Our Satellite and Space Communications segment represented 61.7% of consolidated net sales for the three months ended October 31, 2022 as compared to 55.3% for the three months ended October 31, 2021. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the three months ended October 31, 2022 was 1.68x.

Bookings, sales and profitability in our Satellite and Space Communications segment can fluctuate substantially from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by our U.S. and international government customers. Period-to-period fluctuations in bookings are normal for this segment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Terrestrial and Wireless Networks
Net sales in our Terrestrial and Wireless Networks segment were $50.3 million for the three months ended October 31, 2022, as compared to $52.2 million for the three months ended October 31, 2021, a decrease of $1.9 million, or 3.6%. Net sales in the three months ended October 31, 2022 reflect lower sales of our trusted location and messaging solutions and cyber security training services, offset in part by higher sales of our NG-911 solutions. Our Terrestrial and Wireless Networks segment represented 38.3% of consolidated net sales for the three months ended October 31, 2022 as compared to 44.7% for the three months ended October 31, 2021. Our book-to-bill ratio for this segment was 0.90x.

Bookings, sales and profitability in our Terrestrial and Wireless Networks segment can fluctuate from period-to-period due to many factors, including changes in the general business environment. Period-to-period fluctuations in bookings are normal for this segment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the three months ended October 31, 2022 and 2021 are as follows:

	Three months ended October 31,
	2022	2021	2022	2021	2022	2021
	Satellite and Space Communications		Terrestrial and Wireless Networks		Consolidated
U.S. government	50.7%	52.5%	2.1%	2.4%	32.1%	30.1%
Domestic	18.9%	16.7%	91.5%	87.7%	46.7%	48.5%
Total U.S.	69.6%	69.2%	93.6%	90.1%	78.8%	78.6%

International	30.4%	30.8%	6.4%	9.9%	21.2%	21.4%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the DoD, intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales are sales to Verizon, which accounted for 12.5% and 11.7% of consolidated net sales for the three months ended October 31, 2022 and 2021, respectively.

Index
International sales for the three months ended October 31, 2022 and 2021 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $27.8 million and $25.0 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for the three months ended October 31, 2022 and 2021.

Gross Profit. Gross profit was $46.8 million and $41.7 million for the three months ended October 31, 2022 and 2021, respectively, an increase of $5.1 million. Gross profit in each period, as a percentage of consolidated net sales, was 35.7%. Our gross profit (both in dollars and as a percentage of consolidated net sales) reflects an increase in net sales and overall product mix changes, as discussed above. Our gross profit in both periods also reflects start-up costs associated with the opening of our new high-volume technology manufacturing centers, as well as increased costs resulting from the ongoing impacts of the COVID-19 pandemic and inflationary pressures. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Satellite and Space Communications segment's gross profit, as a percentage of related segment net sales, for the three months ended October 31, 2022 increased in comparison to the three months ended October 31, 2021 and reflects changes in products and services mix, as discussed above. Also, during the three months ended October 31, 2021, we incurred $0.7 million of incremental operating costs related to our antenna facility located in the United Kingdom due to the impact of the COVID-19 pandemic. There were no such costs in the three months ended October 31, 2022.

Our Terrestrial and Wireless Networks segment's gross profit, as a percentage of related segment net sales, for the three months ended October 31, 2022 decreased in comparison to the three months ended October 31, 2021. The gross profit percentage in the most recent three-month period primarily reflects changes in products and services mix, as discussed above.

Included in consolidated cost of sales for the three months ended October 31, 2022 and 2021 are provisions for excess and obsolete inventory of $0.8 million and $1.2 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends.

Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $29.3 million and $28.2 million for the three months ended October 31, 2022 and 2021, respectively. As a percentage of consolidated net sales, selling, general and administrative expenses were 22.3% and 24.1% for the three months ended October 31, 2022 and 2021, respectively.

During the three months ended October 31, 2022 and 2021, we incurred $1.3 million and $0.7 million, respectively, of restructuring costs primarily to streamline our operations, including costs related to the ongoing relocation of certain of our satellite earth station production facilities to a new 146,000 square foot facility in Chandler, Arizona. Excluding restructuring costs, selling, general and administrative expenses for the three months ended October 31, 2022 and 2021 would have been $28.0 million or 21.4% and $27.5 million or 23.6%, respectively, of consolidated net sales. The decrease in our selling, general and administrative expenses, as a percentage of consolidated net sales, is primarily due to higher consolidated net sales, as discussed above. Our selling, general and administrative expenses in the most recent period also reflect higher labor costs associated with a tight global labor market, increased investments in marketing, including new social media activities and other investments we are making to achieve our long term business goals. Such spending is expected to continue in fiscal 2023.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $0.6 million in the three months ended October 31, 2022 as compared to $0.8 million in the three months ended October 31, 2021. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Research and Development Expenses. Research and development expenses were $12.8 million and $12.5 million for the three months ended October 31, 2022 and 2021, respectively, representing an increase of $0.3 million or 2.0%. As a percentage of consolidated net sales, research and development expenses were 9.8% and 10.7% for the three months ended October 31, 2022 and 2021, respectively.

Index
For the three months ended October 31, 2022 and 2021, research and development expenses of $6.4 million and $6.8 million, respectively, related to our Satellite and Space Communications segment and $6.3 million and $5.6 million, respectively, related to our Terrestrial and Wireless Networks segment. The remaining research and development expenses of $0.1 million for both the three months ended October 31, 2022 and 2021, related to the amortization of stock-based compensation expense.

During the three months ended October 31, 2022, we incurred $0.7 million of strategic emerging technology costs for next-generation satellite technology to advance our solutions offerings to be used with new broadband satellite constellations, all of which was incurred in our Satellite and Space Communications segment. We are evaluating this new market in relation to our long-term business strategies, and we may incur additional costs in the future. There were no similar costs in the comparable period of the prior year.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended October 31, 2022 and 2021, customers reimbursed us $2.2 million and $2.6 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives for both the three months ended October 31, 2022 and 2021 was $5.3 million (of which $1.8 million was for the Satellite and Space Communications segment and $3.5 million was for the Terrestrial and Wireless Networks segment).

Proxy Solicitation Costs. During the three months ended October 31, 2021, we incurred $2.2 million of proxy solicitation costs (including legal and advisory fees and costs associated with a related lawsuit) in our Unallocated segment as a result of a now settled proxy contest initiated by a shareholder. During our first quarter of fiscal 2022, we also entered into a Cooperation Agreement with such shareholder.

CEO Transition Costs. On August 9, 2022, our Board of Directors appointed our Chairman of the Board, Mr. Peterman, as President and CEO. Transition costs related to our former President and CEO, Mr. Porcelain, pursuant to his separation agreement with the Company, were $7.4 million, of which $3.8 million related to the acceleration of unamortized stock-based compensation, with the remaining $3.6 million related to his severance payments and benefits upon termination of employment. The cash portion of the transition costs of $3.6 million was paid to Mr. Porcelain in October 2022. Also, in connection with Mr. Peterman entering into an employment agreement with the Company, effective as of August 9, 2022, we incurred a $1.0 million expense related to a cash sign-on bonus. CEO transition costs related to Mr. Porcelain and Mr. Peterman were expensed in our Unallocated segment during the first quarter of fiscal 2023.

Operating Loss. Operating loss for the three months ended October 31, 2022 and 2021 was $9.7 million and $6.5 million, respectively. Operating income (loss) by reportable segment is shown in the table below:

	Three months ended October 31,
	2022	2021	2022	2021	2022	2021	2022	2021
($ in millions)	Satellite and Space Communications		Terrestrial and Wireless Networks		Unallocated		Consolidated
Operating income (loss)	$5.0	(5.3)	0.7	6.1	(15.5)	(7.3)	$(9.7)	(6.5)
Percentage of related net sales	6.2%	NA	1.5%	11.7%	NA	NA	NA	NA

Our GAAP operating loss of $9.7 million for the three months ended October 31, 2022 reflects: (i) $9.1 million of CEO transition costs; (ii) $5.3 million of amortization of intangibles; (iii) $1.3 million of restructuring costs; (iv) $0.9 million of amortization of stock-based compensation; (v) $0.7 million of strategic emerging technology costs; and (vi) $0.2 million of amortization of cost to fulfill assets, as discussed above. Excluding such items, our consolidated operating income for the three months ended October 31, 2022 would have been $7.9 million, or 6.0% of consolidated net sales. Our GAAP operating loss of $6.5 million for the three months ended October 31, 2021 reflects: (i) $5.3 million of amortization of intangibles; (ii) $2.2 million of proxy solicitation costs; (iii) $0.9 million of amortization of stock-based compensation; (iv) $0.7 million of restructuring costs; and (v) $0.7 million of incremental operating costs due to the impact of COVID-19, as discussed above. Excluding such items, our consolidated operating income for the three months ended October 31, 2021 would have been $3.3 million, or 2.8% of consolidated net sales. The increase in operating income for the three months ended October 31, 2022, excluding such items in each respective period, was primarily due to higher consolidated net sales, as discussed above. Operating income (loss) by reportable segment is further discussed below.

Index

The increase in our Satellite and Space Communications segment operating income for the three months ended October 31, 2022 was driven primarily by an increase in related segment net sales and gross profit percentage, as discussed above.

The decrease in our Terrestrial and Wireless Networks segment operating income, both in dollars and as a percentage of the related segment net sales, for the three months ended October 31, 2022 was driven primarily by a decrease in related segment net sales and gross profit percentage, as discussed above.

The increase in unallocated expenses for the three months ended October 31, 2022 as compared to the three months ended October 31, 2021 was driven primarily by CEO transition costs incurred during the most recent quarter, as discussed above. Amortization of stock-based compensation was $0.9 million, for both the three months ended October 31, 2022 and 2021. Excluding the impact of CEO transition costs and proxy solicitation costs in their respective periods, unallocated expenses would have been $6.4 million and $5.1 million, respectively, for the three months ended October 31, 2022 and 2021.

Interest Expense and Other. Interest expense was $2.2 million and $1.6 million for the three months ended October 31, 2022 and 2021, respectively. Our effective interest rate (including amortization of deferred financing costs) in the three months ended October 31, 2022 was approximately 5.9%. Our current cash borrowing rate (which excludes the amortization of deferred financing costs) under our existing Amended Credit Facility approximates 7.9%.

Interest (Income) and Other. Interest (income) and other for both the three months ended October 31, 2022 and 2021 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Change in Fair Value of Convertible Preferred Stock Purchase Option Liability. During the three months ended October 31, 2021, we recorded a $0.3 million non-cash benefit from the remeasurement of the convertible preferred stock purchase option liability. There was no similar adjustment during the three months ended October 31, 2022. See "Notes to Condensed Consolidated Financial Statements - Note (16) - Convertible Preferred Stock" for more information.

Benefit from Income Taxes. For the three months ended October 31, 2022 and 2021, we recorded a tax benefit of $0.6 million and $2.1 million, respectively. Our effective tax rate (excluding discrete tax items) for the three months ended October 31, 2022 and 2021 was 19.0% and 21.0%, respectively. The decrease in the rate is primarily due to expected product and geographical mix changes reflected in our fiscal 2023 business outlook.

For purposes of determining our 19.0% estimated annual effective tax rate for fiscal 2023, CEO transition costs are considered significant, unusual or infrequently occurring discrete tax items and are excluded from the computation of our effective tax rate.

During the three months ended October 31, 2022, we recorded a net discrete tax benefit of $0.1 million primarily related to the deductible portion of CEO transition costs, partially offset by the settlement of stock-based awards. During the three months ended October 31, 2021, we recorded a net discrete tax benefit of $0.4 million, primarily related to the remeasurement of certain deferred tax items as a result of restructuring activities taken during the quarter.

Our U.S. federal income tax returns for fiscal 2019 through 2021 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2018 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Loss Attributable to Common Stockholders. During the three months ended October 31, 2022 and 2021, consolidated net loss attributable to common stockholders was $12.8 million and $11.2 million, respectively.

Index
Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the three months ended October 31, 2022 and 2021 are shown in the table below (numbers in the table may not foot due to rounding):

	Three months ended October 31,
	2022	2021	2022	2021	2022	2021	2022	2021
($ in millions)	Satellite and Space Communications		Terrestrial and Wireless Networks		Unallocated		Consolidated
Net income (loss)	$5.8	(5.1)	0.6	6.0	(17.5)	(6.9)	$(11.1)	(6.0)
(Benefit from) provision for income taxes	(0.2)	(0.6)	(0.2)	0.1	(0.2)	(1.6)	(0.6)	(2.1)
Interest expense	—	0.1	—	—	2.2	1.5	2.2	1.6
Interest (income) and other	(0.6)	0.2	0.3	—	—	—	(0.3)	0.2
Change in fair value of convertible preferred stock purchase option liability	—	—	—	—	—	(0.3)	—	(0.3)
Amortization of stock-based compensation	—	—	—	—	0.9	0.9	0.9	0.9
Depreciation	1.0	0.8	1.7	1.4	—	0.1	2.8	2.2
Amortization of intangibles	1.8	1.8	3.5	3.5	—	—	5.3	5.3
Amortization of cost to fulfill assets	0.2	—	—	—	—	—	0.2	—
Restructuring costs	1.1	0.7	—	—	0.3	—	1.3	0.7
COVID-19 related costs	—	0.7	—	—	—	—	—	0.7
Strategic emerging technology costs	0.7	—	—	—	—	—	0.7	—
CEO transition costs	—	—	—	—	9.1	—	9.1	—
Proxy solicitation costs	—	—	—	—	—	2.2	—	2.2
Adjusted EBITDA	$9.9	(1.3)	6.0	11.0	(5.2)	(4.2)	$10.7	5.5
Percentage of related net sales	12.2%	NA	11.9%	21.1%	NA	NA	8.2%	4.7%

The increase in consolidated Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, for the three months ended October 31, 2022 as compared to the three months ended October 31, 2021 is primarily attributable to higher consolidated net sales, as discussed above.

The increase in our Satellite and Space Communications segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, is primarily due to an increase in that segment's net sales and gross profit percentage, as discussed above.

The decrease in our Terrestrial and Wireless Networks segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, is primarily due to a decrease in that segment’s net sales and gross profit percentage, as discussed above.

Index
A reconciliation of our fiscal 2022 GAAP net loss to Adjusted EBITDA is shown in the table below (numbers in the table may not foot due to rounding):

($ in millions)	Fiscal Year 2022
Reconciliation of GAAP Net Loss to Adjusted EBITDA:
Net loss	$(33.1)
Benefit from income taxes	(4.0)
Interest (income) and other	(0.7)
Change in fair value of convertible preferred stock purchase option liability	(1.0)
Interest expense	5.0
Amortization of stock-based compensation	7.8
Amortization of intangibles	21.4
Depreciation	10.3
Amortization of cost to fulfill assets	0.5
CEO transition costs	13.6
Proxy solicitation costs	11.2
Restructuring costs	6.0
COVID-19 related costs	1.1
Strategic emerging technology costs	1.2
Adjusted EBITDA	$39.3

Our Adjusted EBITDA is a Non-GAAP measure that represents earnings (loss) before income taxes, interest (income) and other, change in fair value of the convertible preferred stock purchase option liability, write-off of deferred financing costs, interest expense, amortization of stock-based compensation, amortization of intangibles, depreciation expense, amortization of cost to fulfill assets, estimated contract settlement costs, settlement of intellectual property litigation, acquisition plan expenses, restructuring costs, COVID-19 related costs, strategic emerging technology costs (for next-generation satellite technology), facility exit costs, CEO transition costs, proxy solicitation costs, strategic alternatives analysis expenses and other. Our definition of Adjusted EBITDA may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is also a measure frequently requested by our investors and analysts. We believe that investors and analysts may use Adjusted EBITDA, along with other information contained in our SEC filings, including GAAP measures, in assessing our performance and comparability of our results with other companies. Our Non-GAAP measures reflect the GAAP measures as reported, adjusted for certain items as described herein and also excludes the effects of our outstanding convertible preferred stock. During the first quarter of fiscal 2023, we changed the computation of our Non-GAAP measures of operating (loss) income, net (loss) income attributable to common stockholders and net (loss) income per diluted common share to adjust for amortization of intangibles (including cost to fulfill assets) and stock-based compensation. This change was made to improve the comparability of our results with our peers. Prior period Non-GAAP results have been restated in the tables below to reflect this change.

These Non-GAAP financial measures have limitations as an analytical tool as they exclude the financial impact of transactions necessary to conduct our business, such as the granting of equity compensation awards, and are not intended to be an alternative to financial measures prepared in accordance with GAAP. These measures are adjusted as described in the reconciliation of GAAP to Non-GAAP measures in the tables presented herein, but these adjustments should not be construed as an inference that all of these adjustments or costs are unusual, infrequent or non-recurring. Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures determined in accordance with GAAP. Investors are advised to carefully review the GAAP financial results that are disclosed in our SEC filings. We have not quantitatively reconciled our second quarter fiscal 2023 Adjusted EBITDA target to the most directly comparable GAAP measure because items such as stock-based compensation, adjustments to the provision for income taxes, amortization of intangibles and interest expense, which are specific items that impact these measures, have not yet occurred, are out of our control, or cannot be predicted. For example, quantification of stock-based compensation expense requires inputs such as the number of shares granted and market price that are not currently ascertainable. Accordingly, reconciliations to the Non-GAAP forward looking metrics are not available without unreasonable effort and such unavailable reconciling items could significantly impact our financial results.

Index

Reconciliations of our GAAP consolidated operating (loss) income, net (loss) income attributable to common stockholders and net (loss) income per diluted common share for the three months ended October 31, 2022 and 2021 to the corresponding Non-GAAP measures are shown in the tables below (numbers and per share amounts in the tables may not foot due to rounding). Non-GAAP net (loss) income attributable to common stockholders and net (loss) income per diluted common share reflect Non-GAAP provisions for income taxes based on year-to-date results, as adjusted for the Non-GAAP reconciling items included in the tables below. We evaluate our Non-GAAP effective income tax rate on an ongoing basis, and it can change from time to time. Our Non-GAAP effective income tax rate can differ materially from our GAAP effective income tax rate. In addition, due to the GAAP net loss for the period, Non-GAAP EPS for the three months ended October 31, 2022 and 2021 was computed using weighted average diluted shares outstanding of 28,271,000 and 26,875,000 during the respective period.

	Three months ended October 31, 2022
($ in millions, except for per share amount)	Operating (Loss) Income	Net (Loss) Income Attributable to Common Stockholders	Net (Loss) Income per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(9.7)	$(12.8)	$(0.46)
Adjustments to reflect redemption value of convertible preferred stock	—	1.7	0.06
CEO transition costs	9.1	8.6	0.31
Amortization of intangibles	5.3	4.1	0.15
Restructuring costs	1.3	1.0	0.04
Amortization of stock-based compensation	0.9	0.7	0.03
Strategic emerging technology costs	0.7	0.6	0.02
Amortization of cost to fulfill assets	0.2	0.2	0.01
Net discrete tax expense	—	0.4	0.01
Non-GAAP measures	$7.9	$4.6	$0.16

	Three months ended October 31, 2021
($ in millions, except for per share amount)	Operating (Loss) Income	Net (Loss) Income Attributable to Common Stockholders	Net (Loss) Income per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(6.5)	$(11.2)	$(0.43)
Adjustment to reflect redemption value of convertible preferred stock	—	5.2	0.20
Amortization of intangibles	5.3	4.1	0.15
Proxy solicitation costs	2.2	1.6	0.06
Amortization of stock-based compensation	0.9	0.7	0.03
Restructuring costs	0.7	0.5	0.02
COVID-19 related costs	0.7	0.5	0.02
Change in fair value of convertible preferred stock purchase option liability	—	(0.3)	(0.01)
Net discrete tax benefit	—	(0.4)	(0.01)
Non-GAAP measures	$3.3	$0.9	$0.03

Index
LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $21.5 million and $21.7 million at October 31, 2022 and July 31, 2022, respectively. For the three months ended October 31, 2022, our cash flows reflect the following:

•Net cash used in operating activities was $6.2 million for the three months ended October 31, 2022 as compared to net cash provided by operating activities of $4.8 million for the three months ended October 31, 2021. During the three months ended October 31, 2022, we paid $3.8 million in total CEO transition costs. Excluding such payments, net cash used in operating activities would have been $2.4 million. The period-over-period decrease in cash flow from operating activities (which excludes the payments of CEO transition costs) reflects overall changes in net working capital requirements, principally the timing of shipments, billings and payments.

•Net cash used in investing activities for the three months ended October 31, 2022 and 2021 was $7.2 million and $3.6 million, respectively. Net cash used in investing activities for the three months ended October 31, 2022 primarily reflects capital expenditures to build-out cloud-based computer networks to support our recent NG-911 contract wins and capital investments and building improvements in connection with the opening of our new high-volume technology manufacturing centers. Net cash used in both periods also relates to expenditures for property, plant and equipment upgrades and enhancements.

•Net cash provided by (used in) financing activities was $13.3 million and $1.1 million for the three months ended October 31, 2022 and 2021, respectively. During the three months ended October 31, 2021, we received an aggregate of $100.0 million in proceeds related to the issuance of a new series of Convertible Preferred Stock to certain investors. During the three months ended October 31, 2022, we had net borrowings under our Credit Facility of $18.7 million as compared to net payments under our Credit Facility of $93.0 million during the three months ended October 31, 2021. During the three months ended October 31, 2022 and 2021, we paid $3.1 million and $2.9 million, respectively, in cash dividends to our common stockholders. We also made $2.3 million and $4.7 million of payments to remit employees' statutory tax withholding requirements related to the net settlement of stock-based awards during the three months ended October 31, 2022 and 2021, respectively.

The Credit Facility is discussed below and in "Notes to Condensed Consolidated Financial Statements – Note (9) – Credit Facility."

The Convertible Preferred Stock is discussed below and in "Notes to Condensed Consolidated Financial Statements – Note (16) – Convertible Preferred Stock."

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

In addition to making capital investments for our new high-volume manufacturing centers, we have been making significant capital expenditures and building out cloud-based computer networks to support our previously announced NG-911 contract wins for the states of Pennsylvania, South Carolina and Arizona. We expect capital investments for these and other initiatives to continue in fiscal 2023 as we look to complete such projects.

On July 13, 2022, we filed a $200.0 million shelf registration statement with the SEC for the sale of various types of securities, including debt. This new shelf registration statement was declared effective by the SEC as of July 25, 2022.

On September 29, 2020, our Board of Directors authorized a new $100.0 million stock repurchase program, which replaced our prior program. The new $100.0 million stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases of our common stock during the three months ended October 31, 2022 and 2021.

Index
On September 29, 2022, our Board of Directors declared a dividend of $0.10 per common share, which was paid on November 18, 2022. On December 8, 2022, our Board of Directors declared a dividend of $0.10 per common share, payable on February 17, 2023 to stockholders of record at the close of business on January 18, 2023. Future common stock dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval and certain voting rights of holders of our Series A Convertible Preferred Stock.

Our material cash requirements are for working capital, capital expenditures, income tax payments, debt service, facilities lease payments and dividends related to our common stock and dividends related to our Convertible Preferred Stock, which are payable in kind or in cash at our election.

We have historically met our cash requirements with funds provided by a combination of cash and cash equivalent balances, cash generated from operating activities and cash generated from equity and debt financing transactions. In our first quarter of fiscal 2022, we secured a $100.0 million strategic growth investment to enhance our financial flexibility and strengthen our ability to capitalize on recent large contract awards and growing customer demand by making crucial investments in our satellite and space communications and terrestrial and wireless networks solutions. Based on our current revenue visibility, we believe that our existing cash and cash equivalent balances, our cash generated from operating activities and amounts potentially available under our Amended Credit Facility will be sufficient to meet our currently anticipated cash requirements in the next twelve months and beyond.

Our material cash requirements could increase beyond our current expectations due to factors such as general economic conditions, a change in government spending priorities, or larger than usual customer orders. Also, in light of our new CEO's initiatives to grow the Company, we continue to review and evaluate our capital allocation plans. Furthermore, we may choose to raise additional funds through equity and debt financing transactions to provide additional flexibility or to pursue acquisitions. Although it is difficult in the current economic and credit environment to predict the terms and conditions of financing that may be available in the future, we believe that we would have sufficient access to credit from financial institutions and/or financing from public and private debt and equity markets.

Credit Facility
On October 31, 2018, we entered into a First Amended and Restated Credit Agreement (the "Credit Facility") with a syndicate of lenders. On November 30, 2022, we entered into the Second Amended and Restated Credit Facility (the “Amended Credit Facility”) with the existing lenders. See “Subsequent Event - Amended Credit Facility” below for further information. Capitalized terms used but not defined herein have the meanings set forth for such terms in the Credit Facility and Amended Credit Facility, which have been documented and filed with the SEC.

As of October 31, 2022, the amount outstanding under our Credit Facility was $148.7 million, which is reflected in the non-current portion of long-term debt on our Condensed Consolidated Balance Sheet. At October 31, 2022, we had $0.5 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During the three months ended October 31, 2022, we had outstanding balances under the Credit Facility ranging from $130.0 million to $155.5 million.

As of October 31, 2022, our Secured Leverage Ratio was 3.49x trailing twelve months ("TTM") Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of October 31, 2022 was 8.79x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA.

Subsequent Event - Amended Credit Facility
On November 30, 2022, we entered into the Amended Credit Facility which provides a senior secured loan facility of up to $300.0 million consisting of: (i) a revolving loan facility (“Revolving Loan Facility”) with a borrowing limit of $150.0 million, including a $20.0 million letter of credit sublimit and a swingline loan credit sublimit of $15.0 million; (ii) a $50.0 million term loan A (“Term Loan”); and (iii) an accordion feature allowing us to make a request to borrow up to an additional $100.0 million subject to the satisfaction of specified conditions, including approval by our lenders. The Amended Credit Facility has a maturity date of October 31, 2024 (“Maturity Date”). In addition, under the Amended Credit Facility, if we issue new unsecured debt in excess of $5,000,000 with a maturity date that is less than 91 days from October 31, 2024, the Maturity Date would automatically accelerate so that it would be 91 days earlier than the maturity date of the new unsecured debt.

Index
The Amended Credit Facility provides for, among other things: (i) scheduled payments of principal under the Term Loan totaling $2.5 million in the first year after closing and $5.0 million in the second year after closing, with the remaining balance of the Term Loan due upon maturity; (ii) a maximum Leverage Ratio of 4.25x TTM Adjusted EBITDA at the fiscal quarter ending January 31, 2023, stepping down to 4.00x at the fiscal quarter ending April 30, 2023, 3.75x at the fiscal quarter ending July 31, 2023, and 3.50x at the fiscal quarter ending January 31, 2024 and thereafter; (iii) a Minimum Interest Coverage Ratio of 3.25x TTM Adjusted EBITDA; and (iv) Minimum Liquidity of $25.0 million.

Given our expected future business performance, we anticipate maintaining compliance with the terms and financial covenants in our Amended Credit Facility for the foreseeable future, however there can be no assurance that we will be able to satisfy these covenants.

Convertible Preferred Stock
As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (16) - Convertible Preferred Stock," on October 18, 2021, we entered into a Subscription Agreement (the “Subscription Agreement”) with certain affiliates and related funds of White Hat Capital Partners LP and Magnetar Capital LLC (collectively, the “Investors”), relating to the issuance and sale of up to 125,000 shares of a new series of the Company's Series A Convertible Preferred Stock, par value $0.10 per share (the "Convertible Preferred Stock"), for an aggregate purchase price of up to $125.0 million, or $1,000 per share. On October 19, 2021 (the “Initial Closing Date”), pursuant to the terms of the Subscription Agreement, the Investors purchased an aggregate of 100,000 shares of Convertible Preferred Stock (the “Initial Issuance”) for an aggregate purchase price of $100.0 million.

Commitments
In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of October 31, 2022, will materially adversely affect our liquidity. At October 31, 2022, cash payments due under contractual obligations (including estimated interest expense on our Credit Facility), excluding purchase orders that we entered into in our normal course of business, are as follows:

	Total	Due Within 1 Year
Credit Facility - principal payments	$148,700	—
Credit Facility - interest payments	8,428	8,428
Operating and finance lease obligations	63,045	9,513
Dividends payable	2,774	2,774
Contractual cash obligations	$222,947	20,715

The commitments under our Credit Facility and Amended Credit Facility are described in details above.

As discussed in "Notes to Condensed Consolidated Financial Statements - Note (16) - Convertible Preferred Stock," the holders of the Convertible Preferred Stock have the option to redeem such shares for cash commencing in October 2026. As the Convertible Preferred Stock are not mandatorily redeemable for cash, the redemption value of such shares are not presented in the table above.

As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (17) - Stockholders’ Equity," on December 8, 2022, our Board of Directors declared a dividend of $0.10 per common share, payable on February 17, 2023 to stockholders of record at the close of business on January 18, 2023. Future common stock dividends remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval and certain voting rights of holders of our Series A Convertible Preferred Stock.

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

Our Condensed Consolidated Balance Sheet at October 31, 2022 includes total liabilities of $10.3 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

As further discussed in "Notes to Condensed Consolidated Financial Statements – Note (2) - Adoption of Accounting Standards and Updates," ASUs issued, but not effective until after October 31, 2022, are not expected to have a material impact on our condensed consolidated financial statements or disclosures.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from borrowings under our Credit Facility. Based on the amount of outstanding debt under our Credit Facility, a hypothetical change in interest rates by 10% would change interest expense by approximately $0.9 million over a one-year period. Although we do not currently use interest rate derivative instruments to manage exposure to interest rate changes, we may choose to do so in the future in connection with our Credit Facility.

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of October 31, 2022, we had cash and cash equivalents of $21.5 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of October 31, 2022, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K for the fiscal year ended July 31, 2022.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Index
Item 6.    Exhibits

3.1 - Amended and Restated Certificate of Designations, dated November 30, 2022. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed December 1, 2022)

10.1 - Second Amended and Restated Credit Agreement, dated as of November 30, 2022, among Comtech Telecommunications Corp., the lenders party thereto and Citibank N.A., as administrative agent, issuing bank and swingline lender. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed December 2, 2022)

10.2 - CEO Employment Agreement, dated September 12, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed September 13, 2022)

10.3 - Restricted Stock Unit Agreement with Ken Peterman Pursuant to the Comtech Telecommunications Corp. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed September 13, 2022)

10.4 - Long-Term Performance Share Award Agreement with Ken Peterman Pursuant to the Comtech Telecommunications Corp. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed September 13, 2022)

10.5 - Long-Term Performance Share Award (VWAP) Agreement with Ken Peterman Pursuant to the Comtech Telecommunications Corp. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, filed September 13, 2022)

10.6 - Separation Agreement with Michael Porcelain dated August 9, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed August 10, 2022)

Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS - The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2022, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

Exhibit 101.SCH - Inline XBRL Taxonomy Extension Schema Document

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	December 8, 2022	By: /s/ Ken Peterman
	(Date)	Ken Peterman
Chairman of the Board
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 8, 2022	By: /s/ Michael A. Bondi
	(Date)	Michael A. Bondi
Chief Financial Officer
(Principal Financial and Accounting Officer)