Form 10-Q
period 2023-01-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2023-03-09
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes              ☒ No

As of March 3, 2023, the number of outstanding shares of Common Stock, par value $0.10 per share, of the registrant was 27,863,934 shares.

Index

COMTECH TELECOMMUNICATIONS CORP. INDEX
		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	2

	Condensed Consolidated Balance Sheets - January 31, 2023 and July 31, 2022 (Unaudited)	2

	Condensed Consolidated Statements of Operations - Three and Six Months Ended January 31, 2023 and 2022 (Unaudited)	3

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity - Three and Six Months Ended January 31, 2023 and 2022 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows - Six Months Ended January 31, 2023 and 2022 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58

Item 4.	Controls and Procedures	58

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	59

Item 1A.	Risk Factors	59

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 4.	Mine Safety Disclosures	59

Item 6.	Exhibits	60

	Signature Page	61

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	January 31, 2023	July 31, 2022
Current assets:
Cash and cash equivalents	$21,504,000	21,654,000
Accounts receivable, net	134,922,000	123,711,000
Inventories, net	100,130,000	96,317,000
Prepaid expenses and other current assets	19,871,000	21,649,000
Total current assets	276,427,000	263,331,000
Property, plant and equipment, net	54,146,000	50,363,000
Operating lease right-of-use assets, net	47,633,000	49,767,000
Goodwill	347,692,000	347,692,000
Intangibles with finite lives, net	236,605,000	247,303,000
Deferred financing costs, net	3,274,000	1,014,000
Other assets, net	17,895,000	14,827,000
Total assets	$983,672,000	974,297,000
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,491,000	44,591,000
Accrued expenses and other current liabilities	68,655,000	72,662,000
Current portion of long-term debt	3,125,000	—
Operating lease liabilities, current	8,218,000	8,685,000
Dividends payable	2,775,000	2,746,000
Contract liabilities	63,847,000	64,601,000
Interest payable	1,132,000	172,000
Total current liabilities	186,243,000	193,457,000
Non-current portion of long-term debt	164,385,000	130,000,000
Operating lease liabilities, non-current	42,923,000	44,423,000
Income taxes payable	3,468,000	3,007,000
Deferred tax liability, net	13,603,000	15,355,000
Long-term contract liabilities	13,270,000	9,975,000
Other liabilities	5,033,000	6,291,000
Total liabilities	428,925,000	402,508,000
Commitments and contingencies (See Note 18)
Convertible preferred stock, par value $0.10 per share; authorized 125,000 shares; issued 100,000 at January 31, 2023 and July 31, 2022 (includes accrued dividends of $585,000 and $566,000, respectively)	108,651,000	105,204,000
Stockholders’ equity:
Preferred stock, par value $0.10 per share; authorized and unissued 1,875,000 shares	—	—
Common stock, par value $0.10 per share; authorized 100,000,000 shares; issued 42,900,871 and 42,672,827 shares at January 31, 2023 and July 31, 2022, respectively	4,290,000	4,267,000
Additional paid-in capital	630,233,000	625,484,000
Retained earnings	253,422,000	278,683,000
	887,945,000	908,434,000
Less:
Treasury stock, at cost (15,033,317 shares at January 31, 2023 and July 31, 2022)	(441,849,000)	(441,849,000)
Total stockholders’ equity	446,096,000	466,585,000
Total liabilities, convertible preferred stock and stockholders’ equity	$983,672,000	974,297,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2023	2022	2023	2022
Net sales	$133,725,000	120,381,000	$264,864,000	237,140,000
Cost of sales	87,801,000	74,523,000	172,137,000	149,547,000
Gross profit	45,924,000	45,858,000	92,727,000	87,593,000

Expenses:
Selling, general and administrative	28,915,000	29,827,000	58,252,000	58,069,000
Research and development	12,441,000	12,632,000	25,192,000	25,129,000
Amortization of intangibles	5,349,000	5,349,000	10,698,000	10,698,000
CEO transition costs	—	13,554,000	9,090,000	13,554,000
Proxy solicitation costs	—	9,086,000	—	11,248,000
	46,705,000	70,448,000	103,232,000	118,698,000

Operating loss	(781,000)	(24,590,000)	(10,505,000)	(31,105,000)

Other expenses (income):
Interest expense	3,791,000	988,000	6,026,000	2,595,000
Interest (income) and other	455,000	(30,000)	200,000	189,000
Change in fair value of convertible preferred stock purchase option liability	—	(398,000)	—	(702,000)

Loss before benefit from income taxes	(5,027,000)	(25,150,000)	(16,731,000)	(33,187,000)
Benefit from income taxes	(222,000)	(3,276,000)	(830,000)	(5,329,000)

Net loss	$(4,805,000)	(21,874,000)	$(15,901,000)	(27,858,000)

Adjustments to reflect redemption value of convertible preferred stock:
Dividend on convertible preferred stock	(1,737,000)	(1,632,000)	(3,447,000)	(1,867,000)
Convertible preferred stock issuance costs	—	—	—	(4,007,000)
Establishment of initial convertible preferred stock purchase option liability	—	—	—	(1,005,000)
Net loss attributable to common stockholders	$(6,542,000)	(23,506,000)	$(19,348,000)	(34,737,000)

Net loss per common share (See Note 5):
Basic	$(0.23)	(0.89)	$(0.69)	(1.31)
Diluted	$(0.23)	(0.89)	$(0.69)	(1.31)

Weighted average number of common shares outstanding – basic	27,954,000	26,472,000	27,892,000	26,449,000

Weighted average number of common and common equivalent shares outstanding – diluted	27,954,000	26,472,000	27,892,000	26,449,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)

	Three months ended January 31, 2023 and 2022
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of October 31, 2021	100,000	$100,235,000	41,380,241	$4,138,000	$604,452,000	$319,053,000	15,033,317	$(441,849,000)	$485,794,000
Equity-classified stock award compensation	—	—	—	—	1,983,000	—	—	—	1,983,000
CEO transition costs related to equity-classified stock-based awards (See Note 1)	—	—	—	—	7,388,000	—	—	—	7,388,000
Issuance of employee stock purchase plan shares	—	—	11,136	1,000	224,000	—	—	—	225,000
Issuance of restricted stock, net of forfeiture	—	—	119,426	12,000	(12,000)	—	—	—	—
Net settlement of stock-based awards	—	—	42,441	4,000	(1,255,000)	—	—	—	(1,251,000)
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)		1,632,000	—	—	—	(1,632,000)	—	—	(1,632,000)
Cash dividends declared, net ($0.10 per share)	—	—	—	—	—	(2,640,000)	—	—	(2,640,000)
Accrual of dividend equivalents, net of reversal ($0.10 per share)	—	—	—	—	—	(129,000)	—	—	(129,000)
Net loss	—	—	—	—	—	(21,874,000)	—	—	(21,874,000)
Balance as of January 31, 2022	100,000	$101,867,000	41,553,244	$4,155,000	$612,780,000	$292,778,000	15,033,317	$(441,849,000)	$467,864,000

Balance as of October 31, 2022	100,000	$106,914,000	42,810,846	$4,281,000	$629,027,000	$262,902,000	15,033,317	$(441,849,000)	$454,361,000
Equity-classified stock award compensation	—	—	—	—	1,268,000	—	—	—	1,268,000
Issuance of employee stock purchase plan shares	—	—	14,443	1,000	87,000	—	—	—	88,000
Issuance of restricted stock, net of forfeiture	—	—	82,373	8,000	(8,000)	—	—	—	—
Net settlement of stock-based awards	—	—	(6,791)	—	(141,000)	—	—	—	(141,000)
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)	—	1,737,000	—	—	—	(1,737,000)	—	—	(1,737,000)
Cash dividends declared, net ($0.10 per share)	—	—	—	—	—	(2,775,000)	—	—	(2,775,000)
Accrual of dividend equivalents, net of reversal ($0.10 per share)	—	—	—	—	—	(163,000)	—	—	(163,000)
Net loss	—	—	—	—	—	(4,805,000)	—	—	(4,805,000)
Balance as of January 31, 2023	100,000	$108,651,000	42,900,871	$4,290,000	$630,233,000	$253,422,000	15,033,317	$(441,849,000)	$446,096,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)

	Six months ended January 31, 2023 and 2022
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of July 31, 2021	—	$—	41,281,812	$4,128,000	$605,439,000	$333,001,000	15,033,317	$(441,849,000)	$500,719,000
Equity-classified stock award compensation	—	—	—	—	2,904,000	—	—	—	2,904,000
CEO transition costs related to equity-classified stock-based awards (See Note 1)	—	—	—	—	7,388,000	—	—	—	7,388,000
Issuance of employee stock purchase plan shares	—	—	21,676	2,000	452,000	—	—	—	454,000
Issuance of restricted stock, net of forfeiture	—	—	132,854	13,000	(13,000)	—	—	—	—
Net settlement of stock-based awards	—	—	116,902	12,000	(3,390,000)	—	—	—	(3,378,000)
Issuance of convertible preferred stock	100,000	100,000,000	—	—	—	—	—	—	—
Convertible preferred stock issuance costs	—	(4,007,000)	—	—	—	—	—	—	—
Establishment of initial convertible preferred stock purchase option liability	—	(1,005,000)	—	—	—	—	—	—	—
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)	—	6,879,000	—	—	—	(6,879,000)	—	—	(6,879,000)
Cash dividends declared, net ($0.20 per share)	—	—	—	—	—	(5,269,000)	—	—	(5,269,000)
Accrual of dividend equivalents, net of reversal ($0.20 per share)	—	—	—	—	—	(217,000)	—	—	(217,000)
Net loss	—	—	—	—	—	(27,858,000)	—	—	(27,858,000)
Balance as of January 31, 2022	100,000	$101,867,000	41,553,244	$4,155,000	$612,780,000	$292,778,000	15,033,317	$(441,849,000)	$467,864,000

Balance as of July 31, 2022	100,000	$105,204,000	42,672,827	$4,267,000	$625,484,000	$278,683,000	15,033,317	$(441,849,000)	$466,585,000
Equity-classified stock award compensation	—	—	—	—	2,172,000	—	—	—	2,172,000
CEO transition costs related to equity-classified stock-based awards (See Note 1)	—	—	—	—	3,764,000	—	—	—	3,764,000
Issuance of employee stock purchase plan shares	—	—	29,460	3,000	204,000	—	—	—	207,000
Issuance of restricted stock, net of forfeiture	—	—	93,091	9,000	(9,000)	—	—	—	—
Net settlement of stock-based awards	—	—	105,493	11,000	(1,382,000)	—	—	—	(1,371,000)
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)	—	3,447,000	—	—	—	(3,447,000)	—	—	(3,447,000)
Cash dividends declared, net ($0.20 per share)	—	—	—	—	—	(5,549,000)	—	—	(5,549,000)
Accrual of dividend equivalents, net of reversal ($0.20 per share)	—	—	—	—	—	(364,000)	—	—	(364,000)
Net loss	—	—	—	—	—	(15,901,000)	—	—	(15,901,000)
Balance as of January 31, 2023	100,000	$108,651,000	42,900,871	$4,290,000	$630,233,000	$253,422,000	15,033,317	$(441,849,000)	$446,096,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended January 31,

	2023	2022
Cash flows from operating activities:
Net loss	$(15,901,000)	(27,858,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	5,765,000	4,575,000
Amortization of intangible assets with finite lives	10,698,000	10,698,000
Amortization of stock-based compensation	2,172,000	2,904,000
Amortization of cost to fulfill assets	480,000	—
CEO transition costs related to equity-classified stock-based awards	3,764,000	7,388,000
Amortization of deferred financing costs	664,000	405,000
Change in fair value of convertible preferred stock purchase option liability	—	(702,000)
Changes in other liabilities	(2,067,000)	(2,066,000)
Loss (gain) on disposal of property, plant and equipment	78,000	(147,000)
Provision for allowance for doubtful accounts	553,000	12,000
Provision for excess and obsolete inventory	1,276,000	2,241,000
Deferred income tax benefit	(2,034,000)	(2,049,000)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(11,764,000)	19,337,000
Inventories	(5,725,000)	(12,157,000)
Prepaid expenses and other current assets	1,781,000	602,000
Other assets	(3,319,000)	(765,000)
Accounts payable	(6,939,000)	(4,501,000)
Accrued expenses and other current liabilities	(693,000)	7,028,000
Contract liabilities	2,541,000	12,617,000
Other liabilities, non-current	465,000	(3,443,000)
Interest payable	961,000	(56,000)
Income taxes payable	458,000	(4,512,000)
Net cash (used in) provided by operating activities	(16,786,000)	9,551,000
Cash flows from investing activities:
Purchases of property, plant and equipment	(9,918,000)	(8,811,000)
Net cash used in investing activities	(9,918,000)	(8,811,000)
Cash flows from financing activities:
Net borrowings (payments) of long-term debt under Revolving Loan Facility	39,000,000	(86,500,000)
Repayment of debt under Term Loan	(625,000)	—
Cash dividends paid on common stock	(5,870,000)	(5,755,000)
Payment of deferred financing costs	(3,616,000)	(140,000)
Remittance of employees' statutory tax withholding for stock awards	(2,473,000)	(4,724,000)
Proceeds from issuance of employee stock purchase plan shares	243,000	454,000
Payment of shelf registration costs	(101,000)	—
Repayment of principal amounts under finance lease liabilities	(4,000)	(11,000)
Proceeds from issuance of convertible preferred stock	—	100,000,000
Payment of convertible preferred stock issuance costs	—	(4,007,000)
Net cash provided by (used in) financing activities	26,554,000	(683,000)
Net (decrease) increase in cash and cash equivalents	(150,000)	57,000
Cash and cash equivalents at beginning of period	21,654,000	30,861,000
Cash and cash equivalents at end of period	$21,504,000	30,918,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six months ended January 31,

	2023	2022
Supplemental cash flow disclosures:
Cash paid (received) during the period for:
Interest	$4,352,000	2,101,000
Income taxes, net	$609,000	1,205,000

Non-cash investing and financing activities:
Accrued additions to property, plant and equipment	$3,339,000	2,904,000

Cash dividends declared on common stock but unpaid (including accrual of dividend equivalents)	$3,139,000	2,857,000

Adjustment to reflect redemption value of convertible preferred stock	$3,447,000	6,879,000

Accrued deferred financing costs	$173,000	—

Accrued remittance of employees' statutory tax withholdings	$—	1,250,000

Establishment of initial convertible preferred stock purchase option liability	$—	1,005,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and its subsidiaries ("Comtech," "we," "us," or "our") as of and for the six months ended January 31, 2023 and 2022 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

CEO Transition Costs & Related

On August 9, 2022, our Board of Directors appointed our Chairman of the Board, Ken Peterman, as President and Chief Executive Officer ("CEO"). Transition costs related to our former President and CEO, Michael D. Porcelain, pursuant to his separation agreement with the Company, were $7,424,000, of which $3,764,000 related to the acceleration of unamortized stock based compensation, with the remaining $3,660,000 related to his severance payments and benefits upon termination of employment. The cash portion of the transition costs of $3,660,000 was paid to Mr. Porcelain in October 2022. Also, in connection with Mr. Peterman entering into an employment agreement with the Company, effective as of August 9, 2022, we incurred a $1,000,000 expense related to a cash sign-on bonus, which was paid to Mr. Peterman in January 2023. CEO transition costs related to Mr. Porcelain and Mr. Peterman were expensed in our Unallocated segment during the first quarter of fiscal 2023. During fiscal 2022, we expensed $13,554,000 of transition costs related to another former CEO, Fred Kornberg.

Since being appointed President and CEO, Mr. Peterman, along with his senior leadership team, has been driving transformational changes at Comtech to, among other things, integrate our individual businesses into two segments and improve operational performance. This transformation, which we refer to as “One Comtech,” has provided insight into opportunities to manage costs, streamline operations, improve efficiency, and accelerate decision making by eliminating management layers and other redundancies – resulting in a reduction in our workforce during the third quarter of fiscal 2023. Severance costs relating to these actions are not anticipated to be material to our results of operations.

(2)     Adoption of Accounting Standards and Updates

We are required to prepare our condensed consolidated financial statements in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") which is the source for all authoritative U.S. generally accepted accounting principles, which are commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs"). ASUs issued, but not effective until after January 31, 2023, are not expected to have a material impact on our condensed consolidated financial statements or disclosures.

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

	Three months ended January 31,		Six months ended January 31,
	2023	2022	2023	2022
United States
U.S. government	29.8%	27.1%	30.9%	28.6%
Domestic	46.7%	47.6%	46.7%	48.0%
Total United States	76.5%	74.7%	77.6%	76.6%

International	23.5%	25.3%	22.4%	23.4%
Total	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales are sales to Verizon Communications Inc. ("Verizon"), which accounted for 11.3% and 11.9% of consolidated net sales for the three and six months ended January 31, 2023, respectively, and 11.1% and 11.4% of consolidated net sales for the three and six months ended January 31, 2022, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10.0% of consolidated net sales for the three and six months ended January 31, 2023 and 2022.

The following tables summarize our disaggregation of revenue consistent with information reviewed by our Chief Operating Decision Maker ("CODM") for the three and six months ended January 31, 2023 and 2022. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors which impact our business:

	Three months ended January 31, 2023			Six months ended January 31, 2023
	Satellite and Space Communications	Terrestrial and Wireless Networks	Total	Satellite and Space Communications	Terrestrial and Wireless Networks	Total
Geographical region and customer type
U.S. government	$38,947,000	948,000	$39,895,000	$79,960,000	1,986,000	$81,946,000
Domestic	14,429,000	47,976,000	62,405,000	29,673,000	93,987,000	123,660,000
Total United States	53,376,000	48,924,000	102,300,000	109,633,000	95,973,000	205,606,000

International	27,031,000	4,394,000	31,425,000	51,647,000	7,611,000	59,258,000
Total	$80,407,000	53,318,000	$133,725,000	$161,280,000	103,584,000	$264,864,000
Contract type
Firm fixed-price	$72,458,000	53,318,000	$125,776,000	$142,333,000	103,584,000	$245,917,000
Cost reimbursable	7,949,000	—	7,949,000	18,947,000	—	18,947,000
Total	$80,407,000	53,318,000	$133,725,000	$161,280,000	103,584,000	$264,864,000
Transfer of control
Point in time	$66,287,000	1,642,000	$67,929,000	$121,287,000	1,726,000	$123,013,000
Over time	14,120,000	51,676,000	65,796,000	39,993,000	101,858,000	141,851,000
Total	$80,407,000	53,318,000	$133,725,000	$161,280,000	103,584,000	$264,864,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended January 31, 2022			Six months ended January 31, 2022
	Satellite and Space Communications	Terrestrial and Wireless Networks	Total	Satellite and Space Communications	Terrestrial and Wireless Networks	Total
Geographical region and customer type
U.S. government	$31,155,000	1,396,000	$32,551,000	$65,052,000	2,668,000	$67,720,000
Domestic	12,263,000	45,057,000	57,320,000	23,050,000	90,825,000	113,875,000
Total United States	43,418,000	46,453,000	89,871,000	88,102,000	93,493,000	181,595,000

International	25,762,000	4,748,000	30,510,000	45,638,000	9,907,000	55,545,000
Total	$69,180,000	51,201,000	$120,381,000	$133,740,000	103,400,000	$237,140,000
Contract type
Firm fixed-price	$62,166,000	51,201,000	$113,367,000	$119,069,000	103,400,000	$222,469,000
Cost reimbursable	7,014,000	—	7,014,000	14,671,000	—	14,671,000
Total	$69,180,000	51,201,000	$120,381,000	$133,740,000	103,400,000	$237,140,000
Transfer of control
Point in time	$46,522,000	1,277,000	$47,799,000	$87,138,000	1,424,000	$88,562,000
Over time	22,658,000	49,924,000	72,582,000	46,602,000	101,976,000	148,578,000
Total	$69,180,000	51,201,000	$120,381,000	$133,740,000	103,400,000	$237,140,000

The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on our Condensed Consolidated Balance Sheet. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. For certain contracts with provisions that are intended to protect customers in the event we do not satisfy our performance obligations, billings occur subsequent to revenue recognition, resulting in unbilled receivables. Under ASC 606, unbilled receivables constitute contract assets. There were no material impairment losses recognized on contract assets during the three and six months ended January 31, 2023 and 2022, respectively. On large long-term contracts, and for contracts with international customers that do not do business with us regularly, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to-date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract. Under the typical payment terms for our contracts accounted for at a point in time, costs are accumulated in inventory until the time of billing, which generally coincides with revenue recognition. Of the contract liability balance of $64,601,000 at July 31, 2022 and $66,130,000 at July 31, 2021, $34,126,000 and $35,517,000 was recognized as revenue during the six months ended January 31, 2023 and 2022, respectively.

We recognize the incremental costs to obtain or fulfill a contract as an expense when incurred if the amortization period of the asset is one year or less; otherwise, such costs are capitalized and amortized over the estimated life of the contract. During the six months ended January 31, 2023 and 2022, incremental costs to obtain or fulfill contracts with an amortization period greater than one year were not material.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under indefinite delivery / indefinite quantity ("IDIQ") contracts. As of January 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $701,955,000 (which represents the amount of our consolidated funded backlog). We estimate that a substantial portion of our remaining performance obligations at January 31, 2023 will be completed and recognized as revenue during the next twenty-four month period, with the rest thereafter. During the six months ended January 31, 2023, revenue recognized from performance obligations satisfied, or partially satisfied, in previous periods (for example due to changes in the transaction price) was not material.

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

The fair value of the non-current portion of our credit facility approximates its carrying amount due to its variable interest rate and pricing grid that is dependent upon our leverage ratio as of the end of each fiscal quarter. See Note (9) - "Credit Facility" for more information.

As of January 31, 2023 and July 31, 2022, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

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

There were no repurchases of our common stock during the three or six months ended January 31, 2023 or 2022. See Note (17) - "Stockholders’ Equity" for more information.

Weighted average stock options, RSUs and restricted stock outstanding of 967,000 and 1,467,000 for the three months ended January 31, 2023 and 2022, respectively, and 1,023,000 and 1,498,000 shares for the six months ended January 31, 2023 and 2022, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. Our EPS calculations exclude 431,000 and 273,000 weighted average performance shares outstanding for the three months ended January 31, 2023 and 2022, respectively, and 352,000 and 258,000 for the six months ended January 31, 2023 and 2022, respectively, as the performance conditions have not yet been satisfied. However, the numerator for EPS calculations for each respective period is reduced by the compensation expense related to these awards.

Weighted average common shares of 324,000 and 477,000 for the three months ended January 31, 2023 and 2022, respectively, and 324,000 and 409,000 for the six months ended January 31, 2023 and 2022, respectively, related to our acquisition of UHP in March 2021 were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Weighted average common shares underlying the assumed conversion of Convertible Preferred Stock, on an if-converted basis, of 4,533,000 and 4,158,000 for the three months ended January 31, 2023 and 2022, respectively, and 4,496,000 and 2,358,000 for the six months ended January 31, 2023 and 2022, respectively, were not included in our diluted EPS calculation for the respective periods because their effect would have been anti-dilutive. As a result, the numerator for our basic and diluted EPS calculation for the three and six months ended January 31, 2023 and 2022 is the respective net loss attributable to common stockholders.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended January 31,		Six months ended January 31,
	2023	2022	2023	2022
Numerator:
Net loss	$(4,805,000)	(21,874,000)	$(15,901,000)	(27,858,000)
Dividend on convertible preferred stock	(1,737,000)	(1,632,000)	(3,447,000)	(1,867,000)
Convertible preferred stock issuance costs	—	—	—	(4,007,000)
Establishment of initial convertible preferred stock purchase option liability	—	—	—	(1,005,000)
Net loss attributable to common stockholders	$(6,542,000)	(23,506,000)	$(19,348,000)	(34,737,000)

Denominator:
Denominator for basic and diluted calculation	27,954,000	26,472,000	27,892,000	26,449,000

As discussed further in Note (16) - "Convertible Preferred Stock," the Convertible Preferred Stock issued in October 2021 represents a "participating security" as defined in ASC 260. As a result, our EPS calculations for the three and six months ended January 31, 2023 and 2022 were based on the two-class method. Given the net loss attributable to common stockholders for the three and six months ended January 31, 2023 and 2022, there was no impact of applying the two-class method to our reported basic or diluted earnings per common share.

(6)     Accounts Receivable

Accounts receivable consist of the following at:

	January 31, 2023	July 31, 2022
Receivables from commercial and international customers	$63,169,000	59,922,000
Unbilled receivables from commercial and international customers	45,450,000	39,826,000
Receivables from the U.S. government and its agencies	23,370,000	24,776,000
Unbilled receivables from the U.S. government and its agencies	5,736,000	1,524,000
Total accounts receivable	137,725,000	126,048,000
Less allowance for doubtful accounts	2,803,000	2,337,000
Accounts receivable, net	$134,922,000	123,711,000

Unbilled receivables as of January 31, 2023 relate to contracts-in-progress for which revenue has been recognized, but for which we have not yet earned the right to bill the customer for work performed to-date. Under ASC 606, unbilled receivables constitute contract assets. Management estimates that a substantial portion of the amounts not yet billed at January 31, 2023 will be billed and collected within one year. Accounts receivable in the table above excludes $2,584,000 of long-term unbilled receivables presented within "Other assets, net" in the condensed consolidated balance sheet as of January 31, 2023.

As of January 31, 2023, except for the U.S. government (and its agencies), AT&T and Verizon, which represented 21.1%, 11.9% and 11.6%, of total accounts receivable, respectively, there were no other customers which accounted for greater than 10% of total accounts receivable.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of July 31, 2022, except for the U.S. government (and its agencies) and Verizon, which represented 20.9% and 13.4% of total accounts receivable, respectively, there were no other customers which accounted for greater than 10% of total accounts receivable.

(7)     Inventories

Inventories consist of the following at:

	January 31, 2023	July 31, 2022
Raw materials and components	$82,469,000	78,478,000
Work-in-process and finished goods	41,401,000	40,960,000
Total inventories	123,870,000	119,438,000
Less reserve for excess and obsolete inventories	23,740,000	23,121,000
Inventories, net	$100,130,000	96,317,000

As of January 31, 2023 and July 31, 2022, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $5,492,000 and $4,100,000, respectively, and the amount of inventory related to contracts from third-party commercial customers who outsource their manufacturing to us was $2,361,000 and $1,866,000, respectively.

(8)     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	January 31, 2023	July 31, 2022
Accrued wages and benefits	$23,048,000	25,675,000
Accrued warranty obligations	7,553,000	9,420,000
Accrued contract costs	16,053,000	15,921,000
Accrued commissions and royalties	6,631,000	5,697,000
Accrued legal costs	1,454,000	2,514,000
Other	13,916,000	13,435,000
Accrued expenses and other current liabilities	$68,655,000	72,662,000

Accrued contract costs represent direct and indirect costs on contracts as well as estimates of amounts owed for invoices not yet received from vendors or reflected in accounts payable.

Accrued warranty obligations as of January 31, 2023 relate to estimated liabilities for assurance type warranty coverage that we provide to our customers. We generally provide warranty coverage for some of our products for a period of at least one year from the date of delivery. We record a liability for estimated warranty expense based on historical claims, product failure rates, consideration of contractual obligations, future costs to resolve software issues and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in our accrued warranty obligations during the six months ended January 31, 2023 and 2022 were as follows:

	Six months ended January 31,
	2023	2022
Balance at beginning of period	$9,420,000	17,600,000
Provision for warranty obligations	555,000	587,000
Adjustments for changes in estimates	(1,500,000)	(2,500,000)
Charges incurred	(922,000)	(1,956,000)
Balance at end of period	$7,553,000	13,731,000
During the three and six months ended January 31, 2023 and 2022, we recorded benefits of $1,500,000 and $2,500,000, respectively, to cost of sales in our Terrestrial and Wireless Networks segment due to lower than expected warranty claims associated with previously acquired NG-911 technologies.

(9)     Credit Facility

On October 31, 2018, we entered into a First Amended and Restated Credit Agreement (the "Credit Facility") with a syndicate of lenders. As of July 31, 2022, the amount outstanding under our Credit Facility was $130,000,000, which is reflected in the non-current portion of long-term debt on our condensed consolidated balance sheet.

On November 30, 2022, we refinanced the amount outstanding under the Credit Facility by entering into a Second Amended and Restated Credit Agreement (also referred to herein as the “Credit Facility”) with the existing lenders. The Credit Facility provides a senior secured loan facility of up to $300,000,000 consisting of: (i) a revolving loan facility (“Revolving Loan Facility”) with a borrowing limit of $150,000,000, including a $20,000,000 letter of credit sublimit and a swingline loan credit sublimit of $15,000,000; (ii) a $50,000,000 term loan A (“Term Loan”); and (iii) an accordion feature allowing us to make a request to borrow up to an additional $100,000,000 subject to the satisfaction of specified conditions, including approval by our lenders. The Credit Facility has a maturity date of October 31, 2024 (“Maturity Date”). In connection with entering the Credit Facility, we capitalized $3,789,000 of financing costs, and accounted for the amendment to the Credit Facility as a debt modification.

As of January 31, 2023, the amount outstanding under our Credit Facility was as follows:

January 31, 2023
Term Loan	$49,375,000
Less unamortized deferred financing costs related to Term Loan	865,000
Term Loan, net	48,510,000
Revolving Loan Facility	119,000,000
Amount outstanding under Credit Facility, net	167,510,000
Less current portion of long-term debt	3,125,000
Non-current portion of long-term debt	$164,385,000

At January 31, 2023, we had $319,000 of standby letters of credit outstanding under our Credit Facility related to guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During the six months ended January 31, 2023, we had outstanding balances under the Credit Facility ranging from $130,000,000 to $181,000,000.

As of January 31, 2023, total net deferred financing costs related to the Credit Facility were $4,139,000 and are being amortized over the term of our Credit Facility through the Maturity Date.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Interest expense related to our Credit Facility, including amortization of deferred financing costs, recorded during the three months ended January 31, 2023 and 2022 was $3,761,000 and $981,000, respectively. Interest expense related to our Credit Facility, including amortization of deferred financing costs, recorded during the six months ended January 31, 2023 and 2022 was $6,001,000 and $2,474,000, respectively. Our blended interest rate approximated 8.80% and 3.40%, respectively, for the three months ended January 31, 2023 and 2022 and approximated 7.40% and 3.10%, respectively, for the six months ended January 31, 2023 and 2022.

Under the Credit Facility, borrowings under the Revolving Loan Facility and Term Loan are either: (i) Alternate Base Rate borrowings, which would bear interest from the applicable borrowing date at a rate per annum equal to (x) the highest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the Adjusted Term SOFR for a one-month tenor in effect on such day (or, if such day is not a business day, the immediately preceding business day) plus 1.00%, plus (y) the Applicable Rate, or (ii) SOFR borrowings, which would bear interest from the applicable borrowing date at a rate per annum equal to (x) the Adjusted Term SOFR for such interest period plus (y) the Applicable Rate. Determination of the Applicable Rate is based on a pricing grid that is dependent upon our Leverage Ratio as of the end of each fiscal quarter for which consolidated financial statements have been most recently delivered.

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

The Credit Facility provides for, among other things: (i) scheduled payments of principal under the Term Loan totaling $2,500,000 in the first year after closing and $5,000,000 in the second year after closing, with the remaining balance of the Term Loan due upon maturity; (ii) a maximum Leverage Ratio of 4.25x trailing twelve months ("TTM") Adjusted EBITDA at the fiscal quarter ended January 31, 2023, stepping down to 4.00x at the fiscal quarter ending April 30, 2023, 3.75x at the fiscal quarter ending July 31, 2023, and 3.50x at the fiscal quarter ending January 31, 2024 and thereafter; (iii) a Minimum Interest Coverage Ratio of 3.25x TTM Adjusted EBITDA; and (iv) Minimum Liquidity of $25,000,000.

As of January 31, 2023, our Secured Leverage Ratio was 3.81x TTM Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") compared to the maximum allowable Secured Leverage Ratio of 4.25x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of January 31, 2023 was 5.98x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA. Our Minimum Liquidity was $40,500,000 compared to the Minimum Liquidity requirement of $25,000,000.

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

Certain of our facility lease agreements (which are classified as operating leases) contain rent holidays or rent escalation clauses. For rent holidays and rent escalation clauses during the lease term, we record rental expense on a straight-line basis over the term of the lease. As of January 31, 2023, none of our leases contained a residual value guarantee and covenants included in our lease agreements are customary for the types of facilities and equipment being leased.

The components of lease expense are as follows:

	Three months ended January 31,		Six months ended January 31,
	2023	2022	2023	2022
Finance lease expense:
Amortization of ROU assets	$1,000	3,000	$4,000	7,000
Operating lease expense	2,756,000	2,940,000	5,593,000	5,864,000
Short-term lease expense	117,000	117,000	218,000	211,000
Variable lease expense	1,011,000	1,142,000	2,098,000	2,318,000
Sublease income	(16,000)	(16,000)	(33,000)	(33,000)
Total lease expense	$3,869,000	4,186,000	$7,880,000	8,367,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additional information related to leases is as follows:

	Six months ended January 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases - Operating cash outflows	$5,593,000	$5,850,000
Finance leases - Financing cash outflows	4,000	11,000
ROU assets obtained in the exchange for lease liabilities (non-cash):
Operating leases	$2,838,000	$14,812,000

The following table is a reconciliation of future cash flows relating to operating lease liabilities presented on our Condensed Consolidated Balance Sheet as of January 31, 2023:

Remainder of fiscal 2023	$4,892,000
Fiscal 2024	9,261,000
Fiscal 2025	8,641,000
Fiscal 2026	7,220,000
Fiscal 2027	5,174,000
Thereafter	25,979,000
Total future undiscounted cash flows	61,167,000
Less: Present value discount	10,026,000
Lease liabilities	$51,141,000

Weighted-average remaining lease terms (in years)	8.56
Weighted-average discount rate	3.42%

We lease our Melville, New York production facility from a partnership controlled by our former CEO. Lease payments made during the six months ended January 31, 2023 and 2022 were $343,000 and $333,000, respectively. The current lease provides for our use of the premises as they exist through December 2031. The annual rent of the facility for calendar year 2023 is $691,000 and is subject to customary adjustments. We have a right of first refusal in the event of a sale of the facility.

As of January 31, 2023, we do not have any material rental commitments that have not already commenced.

(11)     Income Taxes

At January 31, 2023 and July 31, 2022, total unrecognized tax benefits were $10,365,000 and $10,008,000, respectively, including interest of $440,000 and $330,000, respectively. At January 31, 2023 and July 31, 2022, $3,468,000 and $3,007,000, respectively, of our unrecognized tax benefits were recorded as non-current income taxes payable on our Condensed Consolidated Balance Sheets. The remaining unrecognized tax benefits of $6,897,000 and $7,001,000 at January 31, 2023 and July 31, 2022, respectively, were presented as an offset to the associated non-current deferred tax assets on our Condensed Consolidated Balance Sheets. Of the total unrecognized tax benefits, $9,272,000 and $9,034,000 at January 31, 2023 and July 31, 2022, respectively, net of the reversal of the federal benefit recognized as a deferred tax asset relating to state reserves, would favorably impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our condensed consolidated financial statements. The amount by which the gross unrecognized tax benefits could decrease in the next twelve months did not significantly change during the first six months of fiscal 2023.

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

As of January 31, 2023, the aggregate number of shares of common stock which may be issued, pursuant to the Plan, may not exceed 11,962,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and employee purchases under the ESPP with the issuance of new shares of our common stock.

As of January 31, 2023, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 10,084,166 shares (net of 5,671,929 expired and canceled awards), of which an aggregate of 8,124,301 have been exercised or settled.

As of January 31, 2023, the following stock-based awards, by award type, were outstanding:

January 31, 2023
Stock options	291,620
Performance shares	662,775
RSUs, restricted stock and share units	1,005,470
Total	1,959,865

Our ESPP provides for the issuance of up to 1,300,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value on the first or last day of each calendar quarter, whichever is lower. Through January 31, 2023, we have cumulatively issued 973,369 shares of our common stock to participating employees in connection with our ESPP.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended January 31,		Six months ended January 31,
	2023	2022	2023	2022
Cost of sales	$153,000	76,000	$311,000	149,000
Selling, general and administrative expenses	1,015,000	1,836,000	1,663,000	2,608,000
Research and development expenses	100,000	71,000	198,000	147,000
Stock-based compensation expense before CEO transition costs	1,268,000	1,983,000	2,172,000	2,904,000
CEO transition costs related to equity-classified stock-based awards	—	7,388,000	3,764,000	7,388,000
Total stock-based compensation expense before income tax benefit	1,268,000	9,371,000	5,936,000	10,292,000
Estimated income tax benefit	(293,000)	(1,030,000)	(786,000)	(1,223,000)
Net stock-based compensation expense	$975,000	8,341,000	$5,150,000	9,069,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At January 31, 2023, unrecognized stock-based compensation of $10,669,000, net of estimated forfeitures of $789,000, is expected to be recognized over a weighted average period of 2.6 years. Total stock-based compensation capitalized and included in ending inventory at both January 31, 2023 and July 31, 2022 was $48,000. There are no liability-classified stock-based awards outstanding as of January 31, 2023 or July 31, 2022.

Stock-based compensation expense, by award type, is summarized as follows:

	Three months ended January 31,		Six months ended January 31,
	2023	2022	2023	2022
Stock options	$19,000	364,000	$44,000	442,000
Performance shares	281,000	364,000	355,000	713,000
RSUs, restricted stock and share units	937,000	1,200,000	1,711,000	1,639,000
ESPP	31,000	55,000	62,000	110,000
Stock-based compensation expense before CEO transition costs	1,268,000	1,983,000	2,172,000	2,904,000
CEO transition costs related to equity-classified stock-based awards	—	7,388,000	3,764,000	7,388,000
Total stock-based compensation expense before income tax benefit	1,268,000	9,371,000	5,936,000	10,292,000
Estimated income tax benefit	(293,000)	(1,030,000)	(786,000)	(1,223,000)
Net stock-based compensation expense	$975,000	8,341,000	$5,150,000	9,069,000

ESPP stock-based compensation expense primarily relates to the 15% discount offered to participants in the ESPP.

The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability on our Condensed Consolidated Balance Sheet as of January 31, 2023 and July 31, 2022. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options

The following table summarizes the Plan’s activity:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2022	483,480	$24.43
Expired/canceled	(9,460)	26.55
Outstanding at October 31, 2022	474,020	24.38
Expired/canceled	(182,400)	24.75
Outstanding at January 31, 2023	291,620	$24.15	4.11	$—

Exercisable at January 31, 2023	246,740	$25.29	3.53	$—

Vested and expected to vest at January 31, 2023	289,009	$24.21	4.08	$—

Stock options outstanding as of January 31, 2023 have exercise prices ranging from $17.88 - $33.94, representing the fair market value of our common stock on the date of grant, a contractual term of ten years and a vesting period of five years. The total intrinsic value relating to stock options exercised during the six months ended January 31, 2022 was $7,000. There were no stock options exercised during the six months ended January 31, 2023.

Performance Shares, RSUs, Restricted Stock and Share Unit Awards

The following table summarizes the Plan’s activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2022	1,110,750	$19.05
Granted	785,092	11.13
Settled	(256,069)	24.55
Canceled/Forfeited	(37,805)	16.44
Outstanding at October 31, 2022	1,601,968	14.35
Granted	105,887	12.40
Settled	(16,374)	19.01
Canceled/Forfeited	(23,236)	17.98
Outstanding at January 31, 2023	1,668,245	$14.13	$26,458,000

Vested at January 31, 2023	533,735	$15.70	$8,465,000

Vested and expected to vest at January 31, 2023	1,617,569	$14.09	$25,655,000

The total intrinsic value relating to fully-vested awards settled during the three and six months ended January 31, 2023 was $195,000 and $2,964,000, respectively. The total intrinsic value relating to fully-vested awards settled during the three and six months ended January 31, 2022 was $4,569,000 and $9,464,000, respectively.

The performance shares granted to employees principally vest over a three-year performance period, if pre-established performance goals are attained, or as specified pursuant to the Plan and related agreements. As of January 31, 2023, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level.

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

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of settlement of the underlying award. During the three and six months ended January 31, 2023, we accrued $163,000 and $364,000, respectively, of dividend equivalents (net of forfeitures) and paid out $4,000 and $350,000, respectively. Accrued dividend equivalents were recorded as a reduction to retained earnings. As of January 31, 2023 and July 31, 2022, accrued dividend equivalents were $756,000 and $742,000, respectively.

With respect to the actual settlement of stock-based awards for income tax reporting, during the three and six months ended January 31, 2023, we recorded an income tax expense of $182,000 and $545,000, respectively, and during the three and six months ended January 31, 2022, we recorded an income tax benefit of $86,000 and $139,000, respectively.

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

Our CODM primarily uses a metric that we refer to as Adjusted EBITDA to measure an operating segment’s performance and to make decisions about resources to be allocated. Our Adjusted EBITDA metric for the Satellite and Space Communications and Terrestrial and Wireless Networks segments do not consider any allocation of indirect expense, or any of the following: income taxes, interest, change in fair value of the convertible preferred stock purchase option liability, write-off of deferred financing costs, amortization of stock-based compensation, amortization of intangibles, depreciation expense, amortization of cost to fulfill assets, acquisition plan expenses, restructuring costs, COVID-19 related costs, strategic emerging technology costs (for next-generation satellite technology), facility exit costs, CEO transition costs, proxy solicitation costs, strategic alternatives expenses and other. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Any amounts shown in the Adjusted EBITDA calculation for our Satellite and Space Communications and Terrestrial and Wireless Networks segments are directly attributable to those segments. Our Adjusted EBITDA is also used by our management in assessing the Company's operating results. Although closely aligned, the Company's definition of Adjusted EBITDA is different than the Consolidated EBITDA (as such term is defined in our Credit Facility) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and, therefore, may not be comparable to similarly titled measures used by other companies.

Operating segment information, along with a reconciliation of segment net income (loss) and consolidated net income (loss) to Adjusted EBITDA is presented in the tables below:

	Three months ended January 31, 2023
	Satellite and Space Communications	Terrestrial and Wireless Networks	Unallocated	Total
Net sales	$80,407,000	53,318,000	—	$133,725,000
Operating income (loss)	$3,327,000	3,312,000	(7,420,000)	$(781,000)

Net income (loss)	$3,123,000	3,563,000	(11,491,000)	$(4,805,000)
(Benefit from) provision for income taxes	(422,000)	(116,000)	316,000	(222,000)
Interest (income) and other	597,000	(135,000)	(7,000)	455,000
Interest expense	29,000	—	3,762,000	3,791,000
Amortization of stock-based compensation	—	—	1,268,000	1,268,000
Amortization of intangibles	1,828,000	3,521,000	—	5,349,000
Depreciation	1,010,000	1,921,000	36,000	2,967,000
Amortization of cost to fulfill assets	240,000	—	—	240,000
Restructuring costs	1,089,000	—	454,000	1,543,000
Strategic emerging technology costs	738,000	—	—	738,000
Adjusted EBITDA	$8,232,000	8,754,000	(5,662,000)	$11,324,000

Purchases of property, plant and equipment	$119,000	2,414,000	164,000	$2,697,000
Total assets at January 31, 2023	$486,426,000	471,358,000	25,888,000	$983,672,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended January 31, 2022
	Satellite and Space Communications	Terrestrial and Wireless Networks	Unallocated	Total
Net sales	$69,180,000	51,201,000	—	$120,381,000
Operating (loss) income	$(2,500,000)	6,856,000	(28,946,000)	$(24,590,000)

Net (loss) income	$(2,508,000)	6,965,000	(26,331,000)	$(21,874,000)
Provision for (benefit from) income taxes	82,000	(209,000)	(3,149,000)	(3,276,000)
Interest (income) and other	(80,000)	100,000	(50,000)	(30,000)
Change in fair value of convertible preferred stock purchase option liability	—	—	(398,000)	(398,000)
Interest expense	6,000	—	982,000	988,000
Amortization of stock-based compensation	—	—	1,983,000	1,983,000
Amortization of intangibles	1,828,000	3,521,000	—	5,349,000
Depreciation	773,000	1,510,000	51,000	2,334,000
CEO transition costs	—	—	13,554,000	13,554,000
Restructuring costs	1,726,000	—	—	1,726,000
COVID-19 related costs	355,000	—	—	355,000
Proxy solicitation costs	—	—	9,086,000	9,086,000
Adjusted EBITDA	$2,182,000	11,887,000	(4,272,000)	$9,797,000

Purchases of property, plant and equipment	$3,187,000	1,986,000	—	$5,173,000
Total assets at January 31, 2022	$482,989,000	485,155,000	26,710,000	$994,854,000

	Six months ended January 31, 2023
	Satellite and Space Communications	Terrestrial and Wireless Networks	Unallocated	Total
Net sales	$161,280,000	103,584,000	—	$264,864,000
Operating income (loss)	$8,343,000	4,056,000	(22,904,000)	$(10,505,000)

Net income (loss)	$8,938,000	4,168,000	(29,007,000)	$(15,901,000)
(Benefit from) provision for income taxes	(644,000)	(281,000)	95,000	(830,000)
Interest (income) and other	22,000	169,000	9,000	200,000
Interest expense	27,000	—	5,999,000	6,026,000
Amortization of stock-based compensation	—	—	2,172,000	2,172,000
Amortization of intangibles	3,656,000	7,042,000	—	10,698,000
Depreciation	2,030,000	3,658,000	77,000	5,765,000
Amortization of cost to fulfill assets	480,000	—	—	480,000
CEO transition costs	—	—	9,090,000	9,090,000
Restructuring costs	2,145,000	—	723,000	2,868,000
Strategic emerging technology costs	1,484,000	—	—	1,484,000
Adjusted EBITDA	$18,138,000	14,756,000	(10,842,000)	$22,052,000

Purchases of property, plant and equipment	$4,554,000	4,956,000	408,000	$9,918,000
Total assets at January 31, 2023	$486,426,000	471,358,000	25,888,000	$983,672,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six months ended January 31, 2022
	Satellite and Space Communications	Terrestrial and Wireless Networks	Unallocated	Total
Net sales	$133,740,000	103,400,000	—	$237,140,000
Operating (loss) income	$(7,813,000)	12,958,000	(36,250,000)	$(31,105,000)

Net (loss) income	$(7,582,000)	12,943,000	(33,219,000)	$(27,858,000)
Benefit from income taxes	(517,000)	(68,000)	(4,744,000)	(5,329,000)
Interest (income) and other	167,000	82,000	(60,000)	189,000
Change in fair value of convertible preferred stock purchase option liability	—	—	(702,000)	(702,000)
Interest expense	120,000		2,475,000	2,595,000
Amortization of stock-based compensation	—	—	2,904,000	2,904,000
Amortization of intangibles	3,656,000	7,042,000	—	10,698,000
Depreciation	1,598,000	2,874,000	103,000	4,575,000
CEO transition costs	—	—	13,554,000	13,554,000
Proxy solicitation costs	—	—	11,248,000	11,248,000
Restructuring costs	2,438,000	—	—	2,438,000
COVID-19 related costs	1,029,000	—	—	1,029,000
Adjusted EBITDA	$909,000	22,873,000	(8,441,000)	$15,341,000

Purchases of property, plant and equipment	$4,224,000	4,587,000	—	$8,811,000
Total assets at January 31, 2022	$482,989,000	485,155,000	26,710,000	$994,854,000

Unallocated expenses result from corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs and also includes all of our amortization of stock-based compensation. See Note (1) - "General - CEO Transition Costs & Related" for information related to such costs. During the three and six months ended January 31, 2023, our Unallocated segment incurred $454,000 and $723,000, respectively, of restructuring costs focused on streamlining our operations. There were no similar costs incurred in fiscal 2022. Also, during the three and six months ended January 31, 2022, we incurred $9,086,000 and $11,248,000, respectively, of proxy solicitation costs (including legal and advisory fees and costs associated with a related lawsuit) as a result of a now-settled proxy contest. There were no similar costs incurred in fiscal 2023.

During the three and six months ended January 31, 2023, our Satellite and Space Communications segment recorded $1,089,000 and $2,145,000, respectively, of restructuring costs primarily incurred to streamline our operations, including costs related to the ongoing relocation of certain of our satellite ground station production facilities to a new 146,000 square foot facility in Chandler, Arizona. Similar restructuring costs of $1,726,000 and $2,438,000 were incurred during the three and six months ended January 31, 2022, respectively. In addition, during the three and six months ended January 31, 2023, we incurred $738,000 and $1,484,000 of strategic emerging technology costs for next-generation satellite technology to advance our solutions offerings to be used with new broadband satellite constellations. There were no similar costs incurred in fiscal 2022. During the three and six months ended January 31, 2022, our Satellite and Space Communications segment recorded $355,000 and $1,029,000, respectively, of incremental operating costs related to our antenna facility located in the United Kingdom due to the impact of the COVID-19 pandemic. There were no similar incremental operating costs during the corresponding periods in fiscal 2023.

Interest expense in the tables above primarily relates to our Credit Facility, and includes the amortization of deferred financing costs. See Note (9) - "Credit Facility" for further discussion.

Intersegment sales for both the three and six months ended January 31, 2023 and 2022 between the Satellite and Space Communications segment and the Terrestrial and Wireless Networks segment were nominal. All intersegment sales are eliminated in consolidation and are excluded from the tables above.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unallocated assets at January 31, 2023 consist principally of cash and cash equivalents, income taxes receivable, corporate property, plant and equipment and deferred financing costs. The large majority of our long-lived assets are located in the U.S.

(14)     Goodwill

The following table represents goodwill by reportable operating segment as of January 31, 2023 and July 31, 2022.

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

(15)     Intangible Assets

Intangible assets with finite lives are as follows:

	January 31, 2023
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$302,058,000	114,643,000	$187,415,000
Technologies	14.8	114,949,000	78,235,000	36,714,000
Trademarks and other	16.7	32,926,000	20,450,000	12,476,000
Total		$449,933,000	213,328,000	$236,605,000

	July 31, 2022
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$302,058,000	107,500,000	$194,558,000
Technologies	14.8	114,949,000	75,798,000	39,151,000
Trademarks and other	16.7	32,926,000	19,332,000	13,594,000
Total		$449,933,000	202,630,000	$247,303,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for both the three months ended January 31, 2023 and 2022 was $5,349,000 and for both the six months ended January 31, 2023 and 2022 was $10,698,000.

The estimated amortization expense consists of the following for the fiscal years ending July 31:

2023	$21,556,000
2024	21,154,000
2025	21,039,000
2026	19,888,000
2027	18,534,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We review net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. Based on our last assessment, we believe that the carrying values of our net intangible assets were recoverable as of January 31, 2023. However, if business conditions deteriorate, we may be required to record impairment losses, and or increase the amortization of intangibles in the future. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

In accordance with ASC 480, "Distinguishing Liabilities from Equity," specifically ASC 480-10-S99-3A(2), SEC Staff Announcement: Classification and Measurement of Redeemable Securities, we have classified the Convertible Preferred Stock outside of permanent equity as temporary equity since the redemption of such shares is not solely within our control and we could be required by the holder to redeem the shares for cash or other assets, at their option. Upon the Initial Issuance, we recorded the Convertible Preferred Stock, net of issuance costs of $4,007,000 and net of the portion of such proceeds allocated to the convertible preferred stock purchase option liability described above, which resulted in an initial carrying value of the Convertible Preferred Stock less than its initial redemption value of $100,000,000. We have elected to adjust the carrying value of the Convertible Preferred Stock to its current redemption value of $108,651,000, which includes $8,066,000 of cumulative dividends paid in kind and $585,000 of accumulated and unpaid dividends. As such, a total adjustment of $1,737,000 to increase the carrying value of the Convertible Preferred Stock was recorded against retained earnings during the six months ended January 31, 2023.

(17)     Stockholders’ Equity

Shelf Registration
On July 13, 2022, we filed a $200,000,000 shelf registration statement with the SEC for the sale of various types of securities, including debt. The shelf registration was declared effective by the SEC as of July 25, 2022. To-date, we have not issued any securities pursuant to our $200,000,000 shelf registration statement.

Common Stock Repurchase Program
On September 29, 2020, our Board of Directors authorized a new $100,000,000 stock repurchase program, which replaced our prior program. The new $100,000,000 stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases of our common stock during the six months ended January 31, 2023 or 2022.

Common Stock Dividends
On September 29, 2022 and December 8, 2022, our Board of Directors declared a dividend of $0.10 per common share, which was paid on November 18, 2022 and February 17, 2023, respectively. In connection with our CEO transition and One Comtech transformation, discussed further in Note (1) – “General – CEO Transition Costs & Related,” the Board, together with management, adjusted the Company’s capital allocation plans during the third quarter of fiscal 2023 and determined to forgo a common stock dividend, thereby increasing our financial flexibility. Future common stock dividends, if any, remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval and certain voting rights of holders of our Series A Convertible Preferred Stock.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(18)    Legal Proceedings and Other Matters

Other Matters
In the ordinary course of business, we include indemnification provisions in certain of our customer contracts to indemnify, hold harmless and reimburse such customers for certain losses, including but not limited to losses related to third-party claims of intellectual property infringement arising from the customer’s use of our products or services. We may also, from time to time, receive indemnification requests from customers related to third-party claims that 911 calls were improperly routed during an emergency. We evaluate such claims as and when they arise. We do not always agree with customers that they are entitled to indemnification and in such cases reject their claims. Despite maintaining that we have properly carried out our duties, we may seek coverage under our various insurance policies; however, we cannot be sure that we will be able to maintain or obtain insurance coverage at acceptable costs or in sufficient amounts or that our insurer will not disclaim coverage as to such claims. Accordingly, pending or future claims asserted against us by a party that we are obligated to indemnify could result in legal costs and damages that could have a material adverse effect on our consolidated results of operations and financial condition.

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

Employment Change of Control and Indemnification Agreements

On August 9, 2022, our Board of Directors appointed our Chairman of the Board, Ken Peterman, as President and CEO, and the Company entered an employment agreement with Mr. Peterman generally providing for an annual salary, bonus award, sign-on bonus, equity incentive awards and, under certain terminations of employment, severance payment.

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
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements can be identified by words such as: "anticipate," "believe," "continue," "could," "estimate," "expect," "future," "goal," "intend," "likely," "may," "plan," "potential," "predict," "project," "seek," "should," "strategy," "target," "will," "would," and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding our future performance and financial condition, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives of our management to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include, among other things: the possibility that the expected synergies and benefits from acquisitions will not be fully realized, or will not be realized within the anticipated time periods; the risk that the acquired businesses will not be integrated successfully; the possibility of disruption from acquisitions, making it more difficult to maintain business and operational relationships or retain key personnel; the risk that we will be unsuccessful in implementing our "One Comtech" transformation and integration of individual businesses into two segments; the risk that we will be unsuccessful in implementing a tactical shift in our Satellite and Space Communications segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche products and solutions with higher margins; the nature and timing of our receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements; changing customer demands and or procurement strategies; changes in prevailing economic and political conditions, including as a result of Russia's military incursion into Ukraine; changes in the price of oil in global markets; changes in prevailing interest rates and foreign currency exchange rates; risks associated with our legal proceedings, customer claims for indemnification, and other similar matters; risks associated with our obligations under our credit facility; risks associated with our large contracts; risks associated with the COVID-19 pandemic and related supply chain disruptions; and other factors described in this and our other filings with the Securities and Exchange Commission ("SEC").

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

Impairment of Goodwill and Other Intangible Assets. As of January 31, 2023, total goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $347.7 million (of which $173.6 million relates to our Satellite and Space Communications segment and $174.1 million relates to our Terrestrial and Wireless Networks segment). Additionally, as of January 31, 2023, net intangibles recorded on our Condensed Consolidated Balance Sheet aggregated $236.6 million (of which $68.7 million relates to our Satellite and Space Communications segment and $167.9 million relates to our Terrestrial and Wireless Networks segment). Each of our two operating segments constitutes a reporting unit and we must make various assumptions in determining their estimated fair values.

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

In any event, we are required to perform our next annual goodwill impairment analysis on August 1, 2023 (the start of our fiscal 2024). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangible assets with finite lives when an event occurs indicating the potential for impairment. We believe that the carrying values of our net intangible assets were recoverable as of January 31, 2023. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

Index
We monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. In light of ongoing tight credit market conditions, we continue to see requests from our customers for higher credit limits and longer payment terms. Because of our cash position and the nominal amount of interest we are earning on our cash and cash equivalents, we have, on a limited basis, approved certain customer requests. We continue to monitor our accounts receivable credit portfolio. To-date, there has been no material changes in our credit portfolio as a result of the COVID-19 pandemic on worldwide business activities.

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

Fiscal 2023: Second Quarter Highlights and Business Outlook

Financial highlights for the second quarter of fiscal 2023 include:

•Consolidated net sales were $133.7 million, up 2.0% sequentially from the first quarter of fiscal 2023 and up 11.0% from the second quarter of fiscal 2022;

•Gross margin was 34.3%, compared to 35.7% in our first quarter of fiscal 2023 and 38.1% in our second quarter of fiscal 2022;

•GAAP net loss attributable to common stockholders was $6.5 million, and included $1.5 million of restructuring costs and $0.7 million of strategic emerging technology costs for next-generation satellite technology;

•GAAP EPS loss of $0.23 and Non-GAAP EPS income of $0.09;

•Adjusted EBITDA (a Non-GAAP financial measure discussed below) of $11.3 million, or 8.5% of consolidated net sales, a sequential increase from the $10.7 million, or 8.2% of consolidated net sales for the first quarter of fiscal 2023;

•New bookings (also referred to as orders) of $167.5 million, representing a 62.7% increase from the second quarter of fiscal 2022 and a quarterly book-to-bill ratio of 1.25x (a measure defined as bookings divided by net sales);

•Backlog of $702.0 million as of January 31, 2023, compared to $668.2 million as of October 31, 2022 and $611.1 million as of January 31, 2022;

•Revenue visibility of approximately $1.1 billion. We measure this revenue visibility as the sum of our $702.0 million of backlog, plus the total unfunded value of certain multi-year contracts that we have received and from which we expect future orders; and

•Cash flows used in operating activities of $10.6 million.

Non-GAAP financial measures discussed above are reconciled to the most directly comparable GAAP financial measures in the table included in the below section "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended January 31, 2023 and 2022" and "Comparison of the Results of Operations for the Six Months Ended January 31, 2023 and 2022."

In August 2022, we announced that Ken Peterman was appointed President and CEO. Mr. Peterman’s significant experience in satellite technology and decades of experience with U.S. government contracting is expected to enhance our efforts to continually improve commercial success and shareholder value. To advance our CEO’s initiatives to further strengthen and grow our business, we continue to move forward on the operational and cultural transformation that we call "One Comtech."

In our first quarter of fiscal 2023, we enhanced our leadership team with key appointments designed to maximize our ability to compete and deliver across our global market segments.

Index
In our second quarter of fiscal 2023, we celebrated the rebranding and launch of Comtech’s new logo, representing our commitment to delivering software-centric, cloud native communications solutions. We made progress on our capital equipment and building improvement initiatives, including entering the final stage of our migration to a new 146,000 square-foot facility in Chandler, Arizona. We were awarded several key orders, including but not limited to: a multi-million-dollar contract to deliver satellite communication technologies and terrestrial location-based services for end users of a large international satellite constellation network; multiple orders from the U.S. Army for VSAT equipment; and a contract with one of the largest mobile network operators in the U.S. to assist in moving its 5G mobile network to the Microsoft cloud. Finally, on November 30, 2022, we entered into a Second Amended and Restated Credit Agreement (the “Credit Facility”) with the existing lenders to our First Amended and Restated Credit Agreement. For additional information, see "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facility.”

Over the past several months, we have established EVOKE as Comtech’s innovation foundry, which is dedicated to creating and accelerating transformational changes in global technologies. We believe that EVOKE will not only enhance our existing technologies and service offerings (e.g., cloud-native satellite ecosystems, 5G advanced services and “as-a-service” business models), but will also allow us to pioneer entirely new ideas and opportunities with the benefit of multiple perspectives, industry backgrounds and areas of expertise. We were pleased to recently announce that Sirqul, Inc. (“Sirqul”) became our first EVOKE technology partner. Sirqul is an Internet of Things (“IoT”) platform provider with over 80 modular services and over 400 application programming interfaces (“APIs”). Together, Comtech and Sirqul are working on “Smart Operations,” where enterprises will be able to make business decisions with real time IoT data. Through our collective efforts, we are working to bring robust mobile, web, social, voice, IoT, and other technologies to a variety of global markets. We are very encouraged by this partnership with Sirqul, and may seek similar partnerships in the future.

Since being appointed President and CEO, Mr. Peterman, along with his senior leadership team, has been driving transformational changes at Comtech to, among other things, integrate our individual businesses into two segments and improve operational performance. This transformation has provided insight into opportunities to manage costs, streamline operations, improve efficiency, and accelerate decision making by eliminating management layers and other redundancies – resulting in a reduction in our workforce during the third quarter of fiscal 2023. Severance costs relating to these actions are not anticipated to be material to our results of operations.

Finally, encouraged by the progress that we have made related to our One Comtech transformation, our launch of EVOKE and our emerging growth opportunities, during the third quarter of fiscal 2023, the Board, together with management, adjusted the Company’s capital allocation plans and determined to forgo a common stock dividend, thereby increasing our financial flexibility. Future common stock dividends, if any, remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval and certain voting rights of holders of our Series A Convertible Preferred Stock.

As we enter the third quarter of fiscal 2023, business conditions continue to be challenging, and the operating environment is largely unpredictable, including factors such as inflation, rising interest rates, the repercussions of the military conflict between Russia and Ukraine and a potential global recession. Order and production delays, disruptions in component availability, increased pricing both for labor and parts, lower levels of factory utilization and higher logistics and operational costs are continuing to impact our business.

Nevertheless, despite these business conditions and resulting challenges and although we anticipate some variability from time to time as we move through our One Comtech transformational change, for our third quarter of fiscal 2023, we are targeting consolidated net sales to sequentially increase approximately 1.0% to 3.0% and for our consolidated Adjusted EBITDA margin to range between 8.5% and 10.0%.

We do not provide forward-looking guidance on a GAAP basis because we are unable to predict certain items contained in the GAAP measure without unreasonable efforts. Because our consolidated Adjusted EBITDA, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment as well as unallocated spending, it is inherently difficult to forecast. Please refer to the discussion below under "Adjusted EBITDA" for more information.

Additional information related to our Business Outlook for fiscal 2023 and a definition and explanation of Adjusted EBITDA is included in the below section "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended January 31, 2023 and 2022" and "Comparison of the Results of Operations for the Six Months Ended January 31, 2023 and 2022."

Index
COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2023 AND 2022

Net Sales. Consolidated net sales were $133.7 million and $120.4 million for the three months ended January 31, 2023 and 2022, respectively, representing an increase of $13.3 million, or 11.0%. The period-over-period increase in net sales reflects higher net sales in both of our segments, as further discussed below.

Satellite and Space Communications
Net sales in our Satellite and Space Communications segment were $80.4 million for the three months ended January 31, 2023 as compared to $69.2 million for the three months ended January 31, 2022, an increase of $11.2 million or 16.2%. Net sales for the three months ended January 31, 2023 primarily reflect increased sales of our troposcatter and SATCOM solutions and satellite ground station technologies, offset in part by lower sales of our high reliability Electrical, Electronic and Electromechanical ("EEE") satellite-based space components. Our Satellite and Space Communications segment represented 60.1% of consolidated net sales for the three months ended January 31, 2023 as compared to 57.5% for the three months ended January 31, 2022. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the three months ended January 31, 2023 was 1.71x.

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

Terrestrial and Wireless Networks
Net sales in our Terrestrial and Wireless Networks segment were $53.3 million for the three months ended January 31, 2023, as compared to $51.2 million for the three months ended January 31, 2022, an increase of $2.1 million, or 4.1%. Net sales in the three months ended January 31, 2023 reflect higher sales of our NG-911 solutions and services, offset in part by lower sales of our trusted location and messaging solutions. Our Terrestrial and Wireless Networks segment represented 39.9% of consolidated net sales for the three months ended January 31, 2023 as compared to 42.5% for the three months ended January 31, 2022. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the three months ended January 31, 2023 was 0.56x.

Bookings, sales and profitability in our Terrestrial and Wireless Networks segment can fluctuate from period-to-period due to many factors, including changes in the general business environment. Period-to-period fluctuations in bookings are normal for this segment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the three months ended January 31, 2023 and 2022 are as follows:

	Three months ended January 31,
	2023	2022	2023	2022	2023	2022
	Satellite and Space Communications		Terrestrial and Wireless Networks		Consolidated
U.S. government	48.4%	45.1%	1.8%	2.7%	29.8%	27.1%
Domestic	18.0%	17.7%	90.0%	88.0%	46.7%	47.6%
Total U.S.	66.4%	62.8%	91.8%	90.7%	76.5%	74.7%

International	33.6%	37.2%	8.2%	9.3%	23.5%	25.3%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales are sales to Verizon, which accounted for 11.3% and 11.1% of consolidated net sales for the three months ended January 31, 2023 and 2022, respectively.

Index
International sales for the three months ended January 31, 2023 and 2022 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $31.4 million and $30.5 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for the three months ended January 31, 2023 and 2022.

Gross Profit. Gross profit was $45.9 million for both the three months ended January 31, 2023 and 2022. Gross profit, as a percentage of consolidated net sales, for the three months ended January 31, 2023 was 34.3% as compared to 38.1% for the three months ended January 31, 2022. Our gross profit (both in dollars and as a percentage of consolidated net sales) reflects an increase in net sales and overall product mix changes, as discussed above. In addition, during the three months ended January 31, 2023 and 2022, respectively, we recorded a $1.5 million and $2.5 million benefit to cost of sales as we reduced a warranty accrual due to lower than expected warranty claims in our NG-911 product line. Our gross profit in both periods also reflects start-up costs associated with the opening of our new high-volume technology manufacturing centers, as well as increased costs resulting from the ongoing impacts of the COVID-19 pandemic and inflationary pressures. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Satellite and Space Communications segment's gross profit, as a percentage of related segment net sales, for the three months ended January 31, 2023 was comparable with the three months ended January 31, 2022 and reflects changes in product and services mix, as discussed above. Also, during the three months ended January 31, 2022, we incurred $0.4 million of incremental operating costs related to our antenna facility located in the United Kingdom due to the impact of the COVID-19 pandemic. Similar operating costs were not incurred in the three months ended January 31, 2023.

Our Terrestrial and Wireless Networks segment's gross profit, as a percentage of related segment net sales, for the three months ended January 31, 2023 decreased in comparison to the three months ended January 31, 2022. The gross profit percentage in the most recent quarter primarily reflects changes in products and services mix and lower than expected warranty claims, as discussed above.

Included in consolidated cost of sales for the three months ended January 31, 2023 and 2022 are provisions for excess and obsolete inventory of $0.4 million and $1.1 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends.

Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $28.9 million and $29.8 million for the three months ended January 31, 2023 and 2022, respectively. As a percentage of consolidated net sales, selling, general and administrative expenses were 21.6% and 24.8% for the three months ended January 31, 2023 and 2022, respectively.

During the three months ended January 31, 2023 and 2022, we incurred $1.5 million and $1.7 million, respectively, of restructuring costs primarily to streamline our operations, including costs related to the ongoing relocation of certain of our satellite earth station production facilities to a new 146,000 square foot facility in Chandler, Arizona. Excluding restructuring costs, selling, general and administrative expenses for the three months ended January 31, 2023 and 2022 would have been $27.4 million, or 20.5%, and $28.1 million, or 23.3%, respectively, of consolidated net sales. The decrease in our selling, general and administrative expenses, as a percentage of consolidated net sales, is primarily due to higher consolidated net sales, as discussed above. Our selling, general and administrative expenses in the most recent period also reflect higher labor costs associated with a tight global labor market, increased investments in marketing, including new social media activities, and other investments we are making to achieve our long-term business goals. Such spending is expected to continue throughout the remainder of fiscal 2023.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $1.0 million in the three months ended January 31, 2023 as compared to $1.8 million in the three months ended January 31, 2022. Such amortization for the prior year period includes $0.8 million related to the retirement, in December 2021, of three long-standing members of the Board of Directors. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Index
Research and Development Expenses. Research and development expenses were $12.4 million and $12.6 million for the three months ended January 31, 2023 and 2022, respectively. As a percentage of consolidated net sales, research and development expenses were 9.3% and 10.5% for the three months ended January 31, 2023 and 2022, respectively.

For the three months ended January 31, 2023 and 2022, research and development expenses of $5.6 million and $6.4 million, respectively, related to our Satellite and Space Communications segment, and $6.7 million and $6.1 million, respectively, related to our Terrestrial and Wireless Networks segment. The remaining research and development expenses of $0.1 million in both the three months ended January 31, 2023 and 2022 related to the amortization of stock-based compensation expense.

During the three months ended January 31, 2023, we incurred $0.7 million of strategic emerging technology costs in our Satellite and Space Communications segment for next-generation satellite technology to advance our solutions offerings to be used with new broadband satellite constellations. We are evaluating this new market in relation to our long-term business strategies, and we may incur additional costs in the future. There were no similar costs in the comparable period of the prior year.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended January 31, 2023 and 2022, customers reimbursed us $3.4 million and $2.7 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives for both the three months ended January 31, 2023 and 2022 was $5.3 million (of which $1.8 million was for the Satellite and Space Communications segment and $3.5 million was for the Terrestrial and Wireless Networks segment).

Proxy Solicitation Costs. During the three months ended January 31, 2022, we incurred $9.1 million of proxy solicitation costs (including legal and advisory fees and costs associated with a related lawsuit) in our Unallocated segment as a result of a now-settled proxy contest initiated by a shareholder. During our first quarter of fiscal 2022, we also entered into a Cooperation Agreement with such shareholder. There were no similar costs during the three months ended January 31, 2023.

CEO Transition Costs. In the second quarter of fiscal 2022, we incurred CEO transition costs related to Fred Kornberg of $13.6 million, all of which were expensed in our Unallocated segment. Of such amount, $10.3 million related to our former CEO's severance payments and benefits upon termination of his employment; the remainder related to our former CEO agreeing to serve as a Senior Technology Advisor for a minimum of two years. There were no similar costs in the three months ended January 31, 2023.

Operating Income (Loss). Operating loss for the three months ended January 31, 2023 and 2022 was $0.8 and $24.6 million, respectively. Operating income (loss) by reportable segment is shown in the table below:

	Three months ended January 31,
	2023	2022	2023	2022	2023	2022	2023	2022
($ in millions)	Satellite and Space Communications		Terrestrial and Wireless Networks		Unallocated		Consolidated
Operating income (loss)	$3.3	(2.5)	3.3	6.9	(7.4)	(28.9)	$(0.8)	(24.6)
Percentage of related net sales	4.1%	NA	6.2%	13.5%	NA	NA	NA	NA

Index
Our GAAP operating loss of $0.8 million for the three months ended January 31, 2023 reflects: (i) $5.3 million of amortization of intangibles; (ii) $1.5 million of restructuring costs (of which $1.1 million and $0.5 million related to our Satellite and Space Communications and Unallocated segments, respectively); (iii) $1.3 million of amortization of stock-based compensation; (iv) $0.7 million of strategic emerging technology costs; and (v) $0.2 million of amortization of cost to fulfill assets, as discussed above. Excluding such items, our consolidated operating income for the three months ended January 31, 2023 would have been $8.4 million. Our GAAP operating loss of $24.6 million for the three months ended January 31, 2022 reflects: (i) $13.6 million of CEO transition costs; (ii) $9.1 million of proxy solicitation costs; (iii) $5.3 million of amortization of intangibles; (iv) $2.0 of amortization of stock-based compensation; (v) $1.7 million of restructuring costs (all of which related to our Satellite and Space Communications segment); and (vi) $0.4 million of incremental operating costs due to the impact of COVID-19, as discussed above. Excluding such items, our consolidated operating income for the three months ended January 31, 2022 would have been $7.5 million. The increase in operating income excluding the above items from $7.5 million to $8.4 million in the most recent quarter was primarily due to higher consolidated net sales, offset in part by a lower gross profit percentage, as discussed above. Operating income (loss) by reportable segment is further discussed below.

The increase in our Satellite and Space Communications segment operating income, both in dollars and as a percentage of related segment net sales, for the three months ended January 31, 2023 was driven primarily by an increase in related segment net sales and lower selling, general and administrative and research and development expenses, as discussed above.

The decrease in our Terrestrial and Wireless Networks segment operating income, both in dollars and as a percentage of related segment net sales, for the three months ended January 31, 2023 was driven primarily by a lower gross profit percentage on higher related segment net sales and higher research and development expenses, as discussed above.

Excluding the impact of CEO transition costs, proxy solicitation costs and its respective portion of restructuring charges, Unallocated expenses for the second quarter of fiscal 2022 would have been $6.2 million, as compared to $6.9 million for the second quarter of fiscal 2023. The increase in Unallocated expenses, excluding such items, was primarily due our increased investments in marketing, including new social media activities, and other investments we are making to achieve our long-term business goals, offset in part by lower amortization of stock-based compensation, as discussed above.

Interest Expense and Other. Interest expense was $3.8 million and $1.0 million for the three months ended January 31, 2023 and 2022, respectively. The increase is due to a higher average debt balance outstanding during the most recent quarter, as well as higher interest rates under our Credit Facility that we entered into in November 2022. Our effective interest rate (including amortization of deferred financing costs) in the three months ended January 31, 2023 was approximately 8.8%, as compared to 3.4% in the prior year period. Our current cash borrowing rate (which excludes the amortization of deferred financing costs) under our Credit Facility approximates 8.4%, as compared to 1.9% in the prior year period.

Interest (Income) and Other. Interest (income) and other for both the three months ended January 31, 2023 and 2022 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Change in Fair Value of Convertible Preferred Stock Purchase Option Liability. During the three months ended January 31, 2022, we recorded a $0.4 million non-cash benefit from the remeasurement of the convertible preferred stock purchase option liability. There was no similar adjustment during the three months ended January 31, 2023. See "Notes to Condensed Consolidated Financial Statements - Note (16) - Convertible Preferred Stock" for more information.

Benefit from Income Taxes. For the three months ended January 31, 2023 and 2022, we recorded a tax benefit of $0.2 million and $3.3 million, respectively. Our effective tax rate (excluding discrete tax items) for the three months ended January 31, 2023 and 2022 was 11.00% and 19.75%, respectively. The decrease in the rate is primarily due to expected product and geographical mix changes reflected in our fiscal 2023 outlook.

For purposes of determining our 11.00% estimated annual effective tax rate for fiscal 2023, CEO transition costs are considered significant, unusual or infrequently occurring discrete tax items and are excluded from the computation of our effective tax rate.

During the three months ended January 31, 2023, we recorded a net discrete tax expense of $0.1 million, primarily related to the settlement of stock-based awards, partially offset by the finalization of certain tax accounts in connection with the filing of our fiscal 2022 Canadian income tax returns. During the three months ended January 31, 2022, we recorded a net discrete tax benefit of $3.3 million, primarily related to proxy solicitation costs and the deductible portion of CEO transition costs.

Index
Our U.S. federal income tax returns for fiscal 2019 through 2021 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2018 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Loss Attributable to Common Stockholders. During the three months ended January 31, 2023, consolidated net loss attributable to common stockholders was $6.5 million as compared to a net loss attributable to common stockholders of $23.5 million during the three months ended January 31, 2022.

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the three months ended January 31, 2023 and 2022 are shown in the table below with a reconciliation to net income (numbers in the table may not foot due to rounding):

	Three months ended January 31,
	2023	2022	2023	2022	2023	2022	2023	2022
($ in millions)	Satellite and Space Communications		Terrestrial and Wireless Networks		Unallocated		Consolidated
Net income (loss)	$3.1	(2.5)	3.6	7.0	(11.5)	(26.3)	$(4.8)	(21.9)
(Benefit from) provision for income taxes	(0.4)	0.1	(0.1)	(0.2)	0.3	(3.1)	(0.2)	(3.3)
Interest expense	—	—	—	—	3.8	1.0	3.8	1.0
Interest (income) and other	0.6	(0.1)	(0.1)	0.1	—	(0.1)	0.5	—
Change in fair value of convertible preferred stock purchase option liability	—	—	—	—	—	(0.4)	—	(0.4)
Amortization of stock-based compensation	—	—	—	—	1.3	2.0	1.3	2.0
Amortization of intangibles	1.8	1.8	3.5	3.5	—	—	5.3	5.3
Depreciation	1.0	0.8	1.9	1.5	—	0.1	3.0	2.3
Amortization of cost to fulfill assets	0.2	—	—	—	—	—	0.2	—
Restructuring costs	1.1	1.7	—	—	0.5	—	1.5	1.7
COVID-19 related costs	—	0.4	—	—	—	—	—	0.4
Strategic emerging technology costs	0.7	—	—	—	—	—	0.7	—
CEO transition costs	—	—	—	—	—	13.6	—	13.6
Proxy solicitation costs	—	—	—	—	—	9.1	—	9.1
Adjusted EBITDA	$8.2	2.2	8.8	11.9	(5.7)	(4.3)	$11.3	9.8
Percentage of related net sales	10.2%	3.2%	16.5%	23.2%	NA	NA	8.5%	8.1%

The increase in consolidated Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, for the three months ended January 31, 2023 as compared to the three months ended January 31, 2022 is primarily attributable to higher consolidated net sales, offset in part by a lower gross profit percentage, as discussed above.

The increase in our Satellite and Space Communications segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, is primarily due to higher related segment net sales and lower selling, general and administrative and research and development expenses, as discussed above.

The decrease in our Terrestrial and Wireless Networks segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, is primarily due to a lower gross profit percentage on higher related segment net sales and higher research and development expenses, as discussed above.

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

Our Adjusted EBITDA is a Non-GAAP measure that represents earnings (loss) before income taxes, interest, change in fair value of the convertible preferred stock purchase option liability, write-off of deferred financing costs, amortization of stock-based compensation, amortization of intangibles, depreciation expense, amortization of cost to fulfill assets, acquisition plan expenses, restructuring costs, COVID-19 related costs, strategic emerging technology costs (for next-generation satellite technology), facility exit costs, CEO transition costs, proxy solicitation costs, strategic alternatives analysis expenses and other. Our definition of Adjusted EBITDA may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is also a measure frequently requested by our investors and analysts. We believe that investors and analysts may use Adjusted EBITDA, along with other information contained in our SEC filings, including GAAP measures, in assessing our performance and comparability of our results with other companies. Our Non-GAAP measures reflect the GAAP measures as reported, adjusted for certain items as described herein and also excludes the effects of our outstanding convertible preferred stock. During the first quarter of fiscal 2023, we changed the computation of our Non-GAAP measures of operating (loss) income, net (loss) income attributable to common stockholders and net (loss) income per diluted common share to adjust for amortization of intangibles (including cost to fulfill assets) and stock-based compensation. This change was made to improve the comparability of our results with our peers. Prior period Non-GAAP results have been restated in the tables below to reflect this change.

These Non-GAAP financial measures have limitations as an analytical tool as they exclude the financial impact of transactions necessary to conduct our business, such as the granting of equity compensation awards, and are not intended to be an alternative to financial measures prepared in accordance with GAAP. These measures are adjusted as described in the reconciliation of GAAP to Non-GAAP measures in the tables presented herein, but these adjustments should not be construed as an inference that all of these adjustments or costs are unusual, infrequent or non-recurring. Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures determined in accordance with GAAP. Investors are advised to carefully review the GAAP financial results that are disclosed in our SEC filings. We have not quantitatively reconciled our third quarter fiscal 2023 Adjusted EBITDA target to the most directly comparable GAAP measure because items such as stock-based compensation, adjustments to the provision for income taxes, amortization of intangibles and interest expense, which are specific items that impact these measures, have not yet occurred, are out of our control, or cannot be predicted. For example, quantification of stock-based compensation expense requires inputs such as the number of shares granted and market price that are not currently ascertainable. Accordingly, reconciliations to the Non-GAAP forward looking metrics are not available without unreasonable effort and such unavailable reconciling items could significantly impact our financial results.

Index
Reconciliations of our GAAP consolidated operating (loss) income, net (loss) income attributable to common stockholders and net (loss) income per diluted common share for the three months ended January 31, 2023 and 2022 to the corresponding Non-GAAP measures are shown in the tables below (numbers and per share amounts in the tables may not foot due to rounding). Non-GAAP net (loss) income attributable to common stockholders and non-GAAP net (loss) income per diluted common share reflect Non-GAAP provisions for income taxes based on year-to-date results, as adjusted for the Non-GAAP reconciling items included in the tables below. We evaluate our Non-GAAP effective income tax rate on an ongoing basis, and it can change from time to time. Our Non-GAAP effective income tax rate can differ materially from our GAAP effective income tax rate. In addition, due to the GAAP net loss for the period, Non-GAAP net (loss) income per diluted common share for the three months ended January 31, 2023 and 2022 was computed using weighted average diluted shares outstanding of 28,361,000 and 27,087,000, respectively, during the period.

	Three months ended January 31, 2023
($ in millions, except for per share amount)	Operating (Loss) Income	Net (Loss) Income Attributable to Common Stockholders	Net (Loss) Income per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(0.8)	$(6.5)	$(0.23)
Adjustments to reflect redemption value of convertible preferred stock	—	1.7	0.06
Amortization of intangibles	5.3	4.1	0.15
Restructuring costs	1.5	1.2	0.04
Amortization of stock-based compensation	1.3	1.0	0.03
Strategic emerging technology costs	0.7	0.7	0.02
Amortization of costs to fulfill assets	0.2	0.2	0.01
Net discrete tax expense	—	0.1	—
Non-GAAP measures	$8.4	$2.5	$0.09

	Three months ended January 31, 2022
($ in millions, except for per share amount)	Operating (Loss) Income	Net (Loss) Income Attributable to Common Stockholders	Net (Loss) Income per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(24.6)	$(23.5)	$(0.89)
Adjustments to reflect redemption value of convertible preferred stock	—	1.6	0.06
CEO transition costs	13.6	13.0	0.49
Proxy solicitation costs	9.1	7.0	0.27
Amortization of intangibles	5.3	4.1	0.15
Amortization of stock-based compensation	2.0	1.5	0.06
Restructuring costs	1.7	1.4	0.05
COVID-19 related costs	0.4	0.3	0.01
Change in fair value of convertible preferred stock purchase option liability	—	(0.4)	(0.02)
Net discrete tax benefit	—	(0.1)	(0.01)
Non-GAAP measures	$7.5	$4.9	$0.18

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2023 AND 2022

Net Sales. Consolidated net sales were $264.9 million and $237.1 million for the six months ended January 31, 2023 and 2022, respectively, representing an increase of $27.8 million, or 11.7%. The period-over-period increase in consolidated net sales primarily reflects higher net sales in our Satellite and Space Communications segment, as further discussed below.

Index
Satellite and Space Communications
Net sales in our Satellite and Space Communications segment were $161.3 million for the six months ended January 31, 2023 as compared to $133.7 million for the six months ended January 31, 2022, an increase of $27.6 million or 20.6%. Related segment net sales for the six months ended January 31, 2023 primarily reflect increased sales of our troposcatter and SATCOM solutions and satellite ground station technologies, offset in part by lower sales of our high reliability Electrical, Electronic and Electromechanical ("EEE") satellite-based space components. Our Satellite and Space Communications segment represented 60.9% of consolidated net sales for the six months ended January 31, 2023 as compared to 56.4% for the six months ended January 31, 2022. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the six months ended January 31, 2023 was 1.69x.

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

Terrestrial and Wireless Networks
Net sales in our Terrestrial and Wireless Networks segment were $103.6 million for the six months ended January 31, 2023, as compared to $103.4 million for the six months ended January 31, 2022, a slight increase of $0.2 million, or 0.2%. Related segment net sales for the six months ended January 31, 2023 primarily reflect higher sales of our NG-911 solutions and services, offset in part by lower sales of our trusted location and messaging solutions and cyber security training services. Our Terrestrial and Wireless Networks segment represented 39.1% of consolidated net sales for the six months ended January 31, 2023 as compared to 43.6% for the six months ended January 31, 2022. Our book-to-bill ratio in this segment for the six months ended January 31, 2023 was 0.73x.

Bookings, sales and profitability in our Terrestrial and Wireless Networks segment can fluctuate from period-to-period due to many factors, including changes in the general business environment. Period-to-period fluctuations in bookings are normal for this segment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the six months ended January 31, 2023 and 2022 are as follows:

	Six months ended January 31,
	2023	2022	2023	2022	2023	2022
	Satellite and Space Communications		Terrestrial and Wireless Networks		Consolidated
U.S. government	49.6%	48.7%	1.9%	2.6%	30.9%	28.6%
Domestic	18.4%	17.2%	90.8%	87.8%	46.7%	48.0%
Total U.S.	68.0%	65.9%	92.7%	90.4%	77.6%	76.6%

International	32.0%	34.1%	7.3%	9.6%	22.4%	23.4%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the DoD, intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales are sales to Verizon, which accounted for 11.9% and 11.4% of consolidated net sales for the six months ended January 31, 2023 and 2022, respectively.

International sales for the six months ended January 31, 2023 and 2022 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $59.3 million and $55.5 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for the six months ended January 31, 2023 and 2022.

Index
Gross Profit. Gross profit was $92.7 million and $87.6 million for the six months ended January 31, 2023 and 2022, respectively, an increase of $5.1 million. Gross profit, as a percentage of consolidated net sales, for the six months ended January 31, 2023 was 35.0% as compared to 36.9% for the six months ended January 31, 2022. Our gross profit (both in dollars and as a percentage of consolidated net sales) reflects an increase in net sales and overall product mix changes, as discussed above. In addition, during the six months ended January 31, 2023 and 2022, respectively, we recorded a $1.5 million and $2.5 million benefit to cost of sales as we reduced a warranty accrual due to lower than expected warranty claims in our NG-911 product line. Our gross profit in both periods reflects start-up costs associated with the opening of our new high-volume technology manufacturing centers, as well as increased costs resulting from the ongoing impacts of the COVID-19 pandemic and inflationary pressures. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Satellite and Space Communications segment's gross profit, as a percentage of related segment net sales, for the six months ended January 31, 2023 increased in comparison to the six months ended January 31, 2022 and reflects changes in products and services mix, as discussed above. Also, during the six months ended January 31, 2022, we incurred $1.0 million of incremental operating costs related to our antenna facility located in the United Kingdom due to the impact of the COVID-19 pandemic. Similar operating costs were not incurred in the six months ended January 31, 2023.

Our Terrestrial and Wireless Networks segment's gross profit, as a percentage of related segment net sales, for the six months ended January 31, 2023 decreased in comparison to the six months ended January 31, 2022. The gross profit percentage in the most recent six-month period primarily reflects changes in products and services mix and lower than expected warranty claims, as discussed above.

Included in consolidated cost of sales for the six months ended January 31, 2023 and 2022 are provisions for excess and obsolete inventory of $1.3 million and $2.2 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends.

Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $58.3 million and $58.1 million for the six months ended January 31, 2023 and 2022, respectively. As a percentage of consolidated net sales, selling, general and administrative expenses were 22.0% and 24.5% for the six months ended January 31, 2023 and 2022, respectively.

During the six months ended January 31, 2023 and 2022, we incurred $2.9 million and $2.4 million, respectively, of restructuring costs primarily to streamline our operations, including costs related to the ongoing relocation of certain of our satellite earth station production facilities to a new 146,000 square foot facility in Chandler, Arizona. Excluding restructuring costs, selling, general and administrative expenses for the six months ended January 31, 2023 and 2022 would have been $55.4 million or 20.9% and $55.7 million or 23.5%, respectively, of consolidated net sales. The decrease in our selling, general and administrative expenses, as a percentage of consolidated net sales, is primarily due to higher consolidated net sales, as discussed above. Our selling, general and administrative expenses in the most recent period also reflect higher labor costs associated with a tight global labor market, increased investments in marketing, including new social media activities and other investments we are making to achieve our long-term business goals. Such spending is expected to continue throughout the remainder of fiscal 2023.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $1.7 million in the six months ended January 31, 2023 as compared to $2.6 million in the six months ended January 31, 2022. Such amortization for the prior year period includes $0.8 million related to the retirement, in December 2021, of three long-standing members of the Board of Directors. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Research and Development Expenses. Research and development expenses were $25.2 million and $25.1 million for the six months ended January 31, 2023 and 2022, respectively, representing a slight increase of $0.1 million or 0.4%. As a percentage of consolidated net sales, research and development expenses were 9.5% and 10.6% for the six months ended January 31, 2023 and 2022, respectively.

Index
For the six months ended January 31, 2023 and 2022, research and development expenses of $12.0 million and $13.3 million, respectively, related to our Satellite and Space Communications segment and $13.0 million and $11.7 million, respectively, related to our Terrestrial and Wireless Networks segment. The remaining research and development expenses of $0.2 million and $0.1 million for the six months ended January 31, 2023 and 2022, respectively, related to the amortization of stock-based compensation expense.

During the six months ended January 31, 2023, we incurred $1.5 million of strategic emerging technology costs for next-generation satellite technology to advance our solutions offerings to be used with new broadband satellite constellations, all of which was incurred in our Satellite and Space Communications segment. We are evaluating this new market in relation to our long-term business strategies, and we may incur additional costs in the future. There were no similar costs in the comparable period of the prior year.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the six months ended January 31, 2023 and 2022, customers reimbursed us $5.6 million and $5.3 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives for both the six months ended January 31, 2023 and 2022 was $10.7 million (of which $3.7 million was for the Satellite and Space Communications segment and $7.0 million was for the Terrestrial and Wireless Networks segment).

Proxy Solicitation Costs. During the six months ended January 31, 2022, we incurred $11.2 million of proxy solicitation costs (including legal and advisory fees and costs associated with a related lawsuit) in our Unallocated segment as a result of a now settled proxy contest initiated by a shareholder. During our first quarter of fiscal 2022, we also entered into a Cooperation Agreement with such shareholder. There were no similar costs during the six months ended January 31, 2023.

CEO Transition Costs. CEO transition costs were $9.1 million for the six months ended January 31, 2023. On August 9, 2022, our Board of Directors appointed our Chairman of the Board, Mr. Peterman, as President and CEO. Transition costs related to our former President and CEO, Mr. Porcelain, pursuant to his separation agreement with the Company, were $7.4 million, of which $3.8 million related to the acceleration of unamortized stock-based compensation, with the remaining $3.6 million related to his severance payments and benefits upon termination of employment. The cash portion of the transition costs of $3.6 million was paid to Mr. Porcelain in October 2022. Also, in connection with Mr. Peterman entering into an employment agreement with the Company, effective as of August 9, 2022, we incurred a $1.0 million expense related to a cash sign-on bonus, which was paid in January 2023. CEO transition costs related to Mr. Porcelain and Mr. Peterman were expensed in our Unallocated segment.

CEO transition costs were $13.6 million for the six months ended January 31, 2022 and related to our former CEO, Fred Kornberg. Of such amount, $10.3 million related to Mr. Kornberg's severance payments and benefits upon termination of his employment; the remainder related to him agreeing to serve as a Senior Technology Advisor for a minimum of two years. CEO transition costs related to Mr. Kornberg were expensed in our Unallocated segment.

Operating Income (Loss). Operating loss for the six months ended January 31, 2023 and 2022 was $10.5 million and $31.1 million, respectively. Operating income (loss) by reportable segment is shown in the table below:

	Six months ended January 31,
	2023	2022	2023	2022	2023	2022	2023	2022
($ in millions)	Satellite and Space Communications		Terrestrial and Wireless Networks		Unallocated		Consolidated
Operating income (loss)	$8.3	(7.8)	4.1	13.0	(22.9)	(36.3)	$(10.5)	(31.1)
Percentage of related net sales	5.1%	NA	4.0%	12.6%	NA	NA	NA	NA

Our GAAP operating loss of $10.5 million for the six months ended January 31, 2023 reflects: (i) $10.7 million of amortization of intangibles; (ii) $9.1 million of CEO transition costs; (iii) $2.9 million of restructuring costs (of which $2.2 million and $0.7 million related to our Satellite and Space Communications and Unallocated segments, respectively); (iv) $2.2 million of amortization of stock-based compensation; (v) $1.5 million of strategic emerging technology costs; and (vi) $0.5 million of amortization of cost to fulfill assets, as discussed above. Excluding such items, our consolidated operating income for the six

Index
months ended January 31, 2023 would have been $16.3 million, or 6.1% of consolidated net sales. Our GAAP operating loss of $31.1 million for the six months ended January 31, 2022 reflects: (i) $13.6 million of CEO transition costs; (ii) $11.2 million of proxy solicitation costs; (iii) $10.7 million of amortization of intangibles; (iv) $2.9 million of amortization of stock-based compensation; (v) $2.4 million of restructuring costs (all of which related to our Satellite and Space Communications segment); and (vi) $1.0 million of incremental operating costs due to the impact of COVID-19, as discussed above. Excluding such items, our consolidated operating income for the six months ended January 31, 2022 would have been $10.8 million, or 4.5% of consolidated net sales. The increase in operating income excluding the above items from $10.8 million to $16.3 million for the more recent period was primarily due to higher consolidated net sales, as discussed above. Operating income (loss) by reportable segment is further discussed below.

The increase in our Satellite and Space Communications segment operating income, both in dollars and as a percentage of the related segment net sales, for the six months ended January 31, 2023 was driven primarily by an increase in related segment net sales and gross profit percentage and lower selling, general and administrative and research and development expenses, as discussed above.

The decrease in our Terrestrial and Wireless Networks segment operating income, both in dollars and as a percentage of the related segment net sales, for the six months ended January 31, 2023 was driven primarily by changes in products and services mix and higher research and development expenses, as discussed above.

Excluding the impact of CEO transition costs, proxy solicitation costs and its respective portion of restructuring charges, Unallocated expenses for the six months ended January 31, 2022 would have been $11.5 million, as compared to $13.1 million for the six months ended January 31, 2023. The increase in Unallocated expenses excluding such items was primarily due our increased investments in marketing, including new social media activities, and other investments we are making to achieve our long-term business goals, offset in part by lower amortization of stock-based compensation, as discussed above.

Interest Expense and Other. Interest expense was $6.0 million and $2.6 million for the six months ended January 31, 2023 and 2022, respectively. The increase is due to a higher average debt balance outstanding during the most recent period, as well as higher interest rates under our Credit Facility that we entered into in November 2022. Our effective interest rate (including amortization of deferred financing costs) in the six months ended January 31, 2023 was approximately 7.4%, as compared to 3.1% in the prior year period. Our current cash borrowing rate (which excludes the amortization of deferred financing costs) under our existing Credit Facility approximates 8.4%, as compared to 1.9% in the prior year period.

Interest (Income) and Other. Interest (income) and other for both the six months ended January 31, 2023 and 2022 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Change in Fair Value of Convertible Preferred Stock Purchase Option Liability. During the six months ended January 31, 2022, we recorded a $0.7 million non-cash benefit from the remeasurement of the convertible preferred stock purchase option liability. There was no similar adjustment during the six months ended January 31, 2023. See "Notes to Condensed Consolidated Financial Statements - Note (16) - Convertible Preferred Stock" for more information.

Benefit from Income Taxes. For the six months ended January 31, 2023 and 2022, we recorded a tax benefit of $0.8 million and $5.3 million, respectively. Our effective tax rate (excluding discrete tax items) for the six months ended January 31, 2023 and 2022 was 11.00% and 19.75%, respectively. The decrease in the rate is primarily due to expected product and geographical mix changes reflected in our fiscal 2023 business outlook.

For purposes of determining our 11.00% estimated annual effective tax rate for fiscal 2023, CEO transition costs are considered significant, unusual or infrequently occurring discrete tax items and are excluded from the computation of our effective tax rate.

During the six months ended January 31, 2023, we recorded a nominal, net discrete tax expense primarily related to the settlement of stock-based awards, partially offset by the deductible portion of CEO transition costs. During the six months ended January 31, 2022, we recorded a net discrete tax benefit of $3.7 million, primarily related to proxy solicitation costs and deductible portion of CEO transition costs.

Our U.S. federal income tax returns for fiscal 2019 through 2021 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2018 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Index
Net Loss Attributable to Common Stockholders. During the six months ended January 31, 2023 and 2022, consolidated net loss attributable to common stockholders was $19.3 million and $34.7 million, respectively.

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the six months ended January 31, 2023 and 2022 are shown in the table below (numbers in the table may not foot due to rounding):

	Six months ended January 31,
	2023	2022	2023	2022	2023	2022	2023	2022
($ in millions)	Satellite and Space Communications		Terrestrial and Wireless Networks		Unallocated		Consolidated
Net income (loss)	$8.9	(7.6)	4.2	12.9	(29.0)	(33.2)	$(15.9)	(27.9)
(Benefit from) provision for income taxes	(0.6)	(0.5)	(0.3)	(0.1)	0.1	(4.7)	(0.8)	(5.3)
Interest expense	—	0.1	—	—	6.0	2.5	6.0	2.6
Interest (income) and other	—	0.2	0.2	0.1	—	(0.1)	0.2	0.2
Change in fair value of convertible preferred stock purchase option liability	—	—	—	—	—	(0.7)	—	(0.7)
Amortization of stock-based compensation	—	—	—	—	2.2	2.9	2.2	2.9
Depreciation	2.0	1.6	3.7	2.9	0.1	0.1	5.8	4.6
Amortization of intangibles	3.7	3.7	7.0	7.0	—	—	10.7	10.7
Amortization of cost to fulfill assets	0.5	—	—	—	—	—	0.5	—
Restructuring costs	2.1	2.4	—	—	0.7	—	2.9	2.4
COVID-19 related costs	—	1.0	—	—	—	—	—	1.0
Strategic emerging technology costs	1.5	—	—	—	—	—	1.5	—
CEO transition costs	—	—	—	—	9.1	13.6	9.1	13.6
Proxy solicitation costs	—	—	—	—	—	11.2	—	11.2
Adjusted EBITDA	$18.1	0.9	14.8	22.9	(10.8)	(8.4)	$22.1	15.3
Percentage of related net sales	11.2%	0.7%	14.3%	22.1%	NA	NA	8.3%	6.5%

The increase in consolidated Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, for the six months ended January 31, 2023 as compared to the six months ended January 31, 2022 is primarily attributable to higher consolidated net sales, as discussed above.

The increase in our Satellite and Space Communications segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, is primarily due to an increase in related segment net sales and gross profit percentage and lower selling, general and administrative and research and development expenses, as discussed above.

The decrease in our Terrestrial and Wireless Networks segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, is primarily due changes in products and services mix and higher research and development expenses, as discussed above.

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

Our Adjusted EBITDA is a Non-GAAP measure that represents earnings (loss) before income taxes, interest, change in fair value of the convertible preferred stock purchase option liability, write-off of deferred financing costs, amortization of stock-based compensation, amortization of intangibles, depreciation expense, amortization of cost to fulfill assets, acquisition plan expenses, restructuring costs, COVID-19 related costs, strategic emerging technology costs (for next-generation satellite technology), facility exit costs, CEO transition costs, proxy solicitation costs, strategic alternatives analysis expenses and other. Our definition of Adjusted EBITDA may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is also a measure frequently requested by our investors and analysts. We believe that investors and analysts may use Adjusted EBITDA, along with other information contained in our SEC filings, including GAAP measures, in assessing our performance and comparability of our results with other companies. Our Non-GAAP measures reflect the GAAP measures as reported, adjusted for certain items as described herein and also excludes the effects of our outstanding convertible preferred stock. During the first quarter of fiscal 2023, we changed the computation of our Non-GAAP measures of operating (loss) income, net (loss) income attributable to common stockholders and net (loss) income per diluted common share to adjust for amortization of intangibles (including cost to fulfill assets) and stock-based compensation. This change was made to improve the comparability of our results with our peers. Prior period Non-GAAP results have been restated in the tables below to reflect this change.

These Non-GAAP financial measures have limitations as an analytical tool as they exclude the financial impact of transactions necessary to conduct our business, such as the granting of equity compensation awards, and are not intended to be an alternative to financial measures prepared in accordance with GAAP. These measures are adjusted as described in the reconciliation of GAAP to Non-GAAP measures in the tables presented herein, but these adjustments should not be construed as an inference that all of these adjustments or costs are unusual, infrequent or non-recurring. Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures determined in accordance with GAAP. Investors are advised to carefully review the GAAP financial results that are disclosed in our SEC filings. We have not quantitatively reconciled our third quarter fiscal 2023 Adjusted EBITDA target to the most directly comparable GAAP measure because items such as stock-based compensation, adjustments to the provision for income taxes, amortization of intangibles and interest expense, which are specific items that impact these measures, have not yet occurred, are out of our control, or cannot be predicted. For example, quantification of stock-based compensation expense requires inputs such as the number of shares granted and market price that are not currently ascertainable. Accordingly, reconciliations to the Non-GAAP forward looking metrics are not available without unreasonable effort and such unavailable reconciling items could significantly impact our financial results.

Index
Reconciliations of our GAAP consolidated operating (loss) income, net (loss) income attributable to common stockholders and net (loss) income per diluted common share for the six months ended January 31, 2023 and 2022 to the corresponding Non-GAAP measures are shown in the tables below (numbers and per share amounts in the tables may not foot due to rounding). Non-GAAP net (loss) income attributable to common stockholders and non-GAAP net (loss) income per diluted common share reflect Non-GAAP provisions for income taxes based on year-to-date results, as adjusted for the Non-GAAP reconciling items included in the tables below. We evaluate our Non-GAAP effective income tax rate on an ongoing basis, and it can change from time to time. Our Non-GAAP effective income tax rate can differ materially from our GAAP effective income tax rate. In addition, due to the GAAP net loss for the period, Non-GAAP net (loss) income per diluted common share for the six months ended January 31, 2023 and 2022 was computed using weighted average diluted shares outstanding of 28,262,000 and 27,004,000, respectively, during the period.

	Six months ended January 31, 2023
($ in millions, except for per share amount)	Operating (Loss) Income	Net (Loss) Income Attributable to Common Stockholders	Net (Loss) Income per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(10.5)	$(19.3)	$(0.69)
Adjustments to reflect redemption value of convertible preferred stock	—	3.4	0.12
Amortization of intangibles	10.7	8.3	0.30
CEO transition costs	9.1	8.6	0.31
Restructuring costs	2.9	2.2	0.08
Amortization of stock-based compensation	2.2	1.7	0.06
Strategic emerging technology costs	1.5	1.3	0.05
Amortization of cost to fulfill assets	0.5	0.5	0.02
Net discrete tax expense	—	0.5	0.02
Non-GAAP measures	$16.3	$7.1	$0.25

	Six months ended January 31, 2022
($ in millions, except for per share amount)	Operating (Loss) Income	Net (Loss) Income Attributable to Common Stockholders	Net (Loss) Income per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(31.1)	$(34.7)	$(1.31)
Adjustment to reflect redemption value of convertible preferred stock	—	6.9	0.26
CEO transition costs	13.6	13.0	0.49
Proxy solicitation costs	11.2	8.7	0.33
Amortization of intangibles	10.7	8.2	0.31
Amortization of stock-based compensation	2.9	2.3	0.09
Restructuring costs	2.4	2.0	0.07
COVID-19 related costs	1.0	0.8	0.03
Change in fair value of convertible preferred stock purchase option liability	—	(0.7)	(0.03)
Net discrete tax benefit	—	(0.5)	(0.02)
Non-GAAP measures	$10.8	$5.8	$0.21

Index
LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $21.5 million and $21.7 million at January 31, 2023 and July 31, 2022, respectively. For the six months ended January 31, 2023, our cash flows reflect the following:

•Net cash used in operating activities was $16.8 million for the six months ended January 31, 2023 as compared to net cash provided by operating activities of $9.6 million for the six months ended January 31, 2022. During the six months ended January 31, 2023, we paid $5.6 million in total CEO transition costs. Excluding such payments, net cash used in operating activities would have been $11.2 million. The period-over-period decrease in cash flow from operating activities (which excludes the payments of CEO transition costs) reflects overall changes in net working capital requirements, principally the timing of shipments, billings and payments.

•Net cash used in investing activities for the six months ended January 31, 2023 and 2022 was $9.9 million and $8.8 million, respectively. Net cash used in investing activities for the six months ended January 31, 2023 primarily reflects capital expenditures to build-out cloud-based computer networks to support our previously announced NG-911 contract wins and capital investments and building improvements in connection with the opening of our new high-volume technology manufacturing centers. Net cash used in both periods also relates to expenditures for property, plant and equipment upgrades and enhancements.

•Net cash provided by financing activities was $26.6 million for the six months ended January 31, 2023 compared to $0.7 million of net cash used in financing activities for the six months ended January 31, 2022. During the six months ended January 31, 2023, we had net borrowings under our Credit Facility of $38.4 million, as compared to net payments under our Credit Facility of $86.5 million during the six months ended January 31, 2022. During the six months ended January 31, 2022, we received an aggregate of $100.0 million in proceeds related to the issuance of a new series of Convertible Preferred Stock to certain investors. During the six months ended January 31, 2023, we paid deferred financing costs of $3.6 million in connection with the amendment of our Credit Facility. During the six months ended January 31, 2023 and 2022, we paid $5.9 million and $5.8 million, respectively, in cash dividends to our common stockholders. We also made $2.5 million and $4.7 million of payments to remit employees' statutory tax withholding requirements related to the net settlement of stock-based awards during the six months ended January 31, 2023 and 2022, respectively.

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

In addition to making capital investments for our new high-volume manufacturing centers, we have been making significant capital expenditures and building out cloud-based computer networks to support our previously announced NG-911 contract wins for the states of Pennsylvania, South Carolina and Arizona. We expect capital investments for these and other initiatives to continue for the remainder of fiscal 2023 as we look to complete such projects.

On July 13, 2022, we filed a $200.0 million shelf registration statement with the SEC for the sale of various types of securities, including debt securities. This new shelf registration statement was declared effective by the SEC as of July 25, 2022.

On September 29, 2020, our Board of Directors authorized a new $100.0 million stock repurchase program, which replaced our prior program. The new $100.0 million stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases of our common stock during the six months ended January 31, 2023 and 2022.

Index

On September 29, 2022 and December 8, 2022, our Board of Directors declared a dividend of $0.10 per common share, which was paid on November 18, 2022 and February 17, 2023, respectively. Encouraged by the progress that we have made related to our One Comtech transformation, our launch of EVOKE and our emerging growth opportunities, during the third quarter of fiscal 2023, the Board, together with management, adjusted the Company’s capital allocation plans and determined to forgo a common stock dividend, thereby increasing our financial flexibility. Future common stock dividends, if any, remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval and certain voting rights of holders of our Series A Convertible Preferred Stock.

Our material cash requirements are for working capital, capital expenditures, income tax payments, debt service (including interest), facilities lease payments and dividends related to our Convertible Preferred Stock, which are payable in kind or in cash at our election.

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

Our material cash requirements could increase beyond our current expectations due to factors such as general economic conditions, a change in government spending priorities, or larger than usual customer orders. Also, in light of our CEO's initiatives to grow the Company, we continue to review and evaluate our capital allocation plans. Furthermore, we may choose to raise additional funds through equity and debt financing transactions to provide additional flexibility or to pursue acquisitions. Although it is difficult in the current economic and credit environment to predict the terms and conditions of financing that may be available in the future, we believe that we would have sufficient access to credit from financial institutions and/or financing from public and private debt and equity markets.

Credit Facility
On October 31, 2018, we entered into a First Amended and Restated Credit Agreement (the "Credit Facility") with a syndicate of lenders. On November 30, 2022, we refinanced the amount outstanding under the Credit Facility by entering into a Second Amended and Restated Credit Agreement (also referred to herein as the "Credit Facility") with the existing lenders. See "Notes to Condensed Consolidated Financial Statements – Note (9) – Credit Facility" for further information. Capitalized terms used but not defined herein have the meanings set forth for such terms in the Credit Facility, which have been documented and filed with the SEC.

As of January 31, 2023, the amount outstanding under our Credit Facility was $168.4 million, comprised of $119.0 million under the Revolving Loan Facility and $49.4 million under the Term Loan. At January 31, 2023, we had $0.3 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During the six months ended January 31, 2023, we had outstanding balances under the Credit Facility ranging from $130.0 million to $181.0 million.

As of January 31, 2023, our Secured Leverage Ratio was 3.81x trailing twelve months ("TTM") Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") compared to the maximum allowable Secured Leverage Ratio of 4.25x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of January 31, 2023 was 5.98x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA. Our Minimum Liquidity was $40.5 million compared to the Minimum Liquidity requirement of $25.0 million.

Given our expected future business performance, we anticipate maintaining compliance with the terms and financial covenants in our Credit Facility for the foreseeable future, however there can be no assurance that we will be able to satisfy these covenants.

Index
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

Commitments
In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of January 31, 2023, will materially adversely affect our liquidity. At January 31, 2023, cash payments due under contractual obligations (including estimated interest expense on our Credit Facility), excluding purchase orders that we entered into in our normal course of business, are as follows:

	Total	Due Within 1 Year
Credit Facility - principal payments	$168,375	3,125
Credit Facility - interest payments	24,929	14,240
Operating lease obligations	61,167	9,496
Dividends payable	2,775	2,775
Contractual cash obligations	$257,246	29,636

The commitments under our Credit Facility are described in detail above.

As discussed in "Notes to Condensed Consolidated Financial Statements - Note (16) - Convertible Preferred Stock," the holders of the Convertible Preferred Stock have the option to redeem such shares for cash commencing in October 2026. As the Convertible Preferred Stock are not mandatorily redeemable for cash, the redemption value of such shares are not presented in the table above.

As discussed above and in "Notes to Condensed Consolidated Financial Statements - Note (17) - Stockholders’ Equity," on December 8, 2022, our Board of Directors declared a dividend of $0.10 per common share, which was paid on February 17, 2023. Encouraged by the progress that we have made related to our One Comtech transformation, our launch of EVOKE and our emerging growth opportunities, during the third quarter of fiscal 2023, the Board, together with management, adjusted the Company’s capital allocation plans and determined to forgo a common stock dividend, thereby increasing our financial flexibility. Future common stock dividends, if any, remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval and certain voting rights of holders of our Series A Convertible Preferred Stock.

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

Index
Our Condensed Consolidated Balance Sheet at January 31, 2023 includes total liabilities of $10.4 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

As further discussed in "Notes to Condensed Consolidated Financial Statements – Note (2) - Adoption of Accounting Standards and Updates," ASUs issued, but not effective until after January 31, 2023, are not expected to have a material impact on our condensed consolidated financial statements or disclosures.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from borrowings under our Credit Facility. Based on the amount of outstanding debt under our Credit Facility, a hypothetical change in interest rates by 10% would change interest expense by approximately $1.4 million over a one-year period. Although we do not currently use interest rate derivative instruments to manage exposure to interest rate changes, we may choose to do so in the future in connection with our Credit Facility.

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of January 31, 2023, we had cash and cash equivalents of $21.5 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of January 31, 2023, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Index
Item 6.    Exhibits

3.1 - Amended and Restated Certificate of Designations, dated November 30, 2022. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed December 1, 2022)

10.1 - Second Amended and Restated Credit Agreement, dated as of November 30, 2022, among Comtech Telecommunications Corp., the lenders party thereto and Citibank N.A., as administrative agent, issuing bank and swingline lender. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed December 2, 2022)

10.2 - Comtech Telecommunications Corp. 2000 Stock Incentive Plan , Amended and Restated Effective December 15, 2022 (incorporated by reference to Appendix A to the Registrant’s Form DEF 14A, filed November 18, 2022)

10.3 - Third Amended and Restated Comtech Telecommunications Corp. 2001 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Registrant’s Form DEF 14A, filed November 18, 2022)

Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS - The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2023, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

Exhibit 101.SCH - Inline XBRL Taxonomy Extension Schema Document

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	March 9, 2023	By: /s/ Ken Peterman
	(Date)	Ken Peterman
Chairman of the Board
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 9, 2023	By: /s/ Michael A. Bondi
	(Date)	Michael A. Bondi
Chief Financial Officer
(Principal Financial and Accounting Officer)