Form 10-Q
period 2023-04-30
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2023-06-08
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2023

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
☐ Yes              ☒ No

As of June 2, 2023, the number of outstanding shares of Common Stock, par value $0.10 per share, of the registrant was 27,884,090 shares.

Index

COMTECH TELECOMMUNICATIONS CORP. INDEX
		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	2

	Condensed Consolidated Balance Sheets - April 30, 2023 and July 31, 2022 (Unaudited)	2

	Condensed Consolidated Statements of Operations - Three and Nine Months Ended April 30, 2023 and 2022 (Unaudited)	3

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity - Three and Nine Months Ended April 30, 2023 and 2022 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended April 30, 2023 and 2022 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54

Item 4.	Controls and Procedures	54

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	55

Item 1A.	Risk Factors	55

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 4.	Mine Safety Disclosures	55

Item 6.	Exhibits	56

	Signature Page	57

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	April 30, 2023	July 31, 2022
Current assets:
Cash and cash equivalents	$21,404,000	21,654,000
Accounts receivable, net	144,195,000	123,711,000
Inventories, net	107,311,000	96,317,000
Prepaid expenses and other current assets	17,924,000	21,649,000
Total current assets	290,834,000	263,331,000
Property, plant and equipment, net	53,806,000	50,363,000
Operating lease right-of-use assets, net	45,654,000	49,767,000
Goodwill	347,692,000	347,692,000
Intangibles with finite lives, net	231,256,000	247,303,000
Deferred financing costs, net	2,819,000	1,014,000
Other assets, net	17,798,000	14,827,000
Total assets	$989,859,000	974,297,000
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$62,776,000	44,591,000
Accrued expenses and other current liabilities	64,944,000	72,662,000
Current portion of long-term debt	3,750,000	—
Operating lease liabilities, current	8,359,000	8,685,000
Dividends payable	—	2,746,000
Contract liabilities	67,725,000	64,601,000
Interest payable	1,208,000	172,000
Total current liabilities	208,762,000	193,457,000
Non-current portion of long-term debt	155,254,000	130,000,000
Operating lease liabilities, non-current	43,070,000	44,423,000
Income taxes payable	2,069,000	3,007,000
Deferred tax liability, net	10,627,000	15,355,000
Long-term contract liabilities	15,472,000	9,975,000
Other liabilities	3,334,000	6,291,000
Total liabilities	438,588,000	402,508,000
Commitments and contingencies (See Note 18)
Convertible preferred stock, par value $0.10 per share; authorized 125,000 shares; issued 100,000 at April 30, 2023 and July 31, 2022 (includes accrued dividends of $595,000 and $566,000, respectively)	110,417,000	105,204,000
Stockholders’ equity:
Preferred stock, par value $0.10 per share; authorized and unissued 1,875,000 shares	—	—
Common stock, par value $0.10 per share; authorized 100,000,000 shares; issued 42,922,265 and 42,672,827 shares at April 30, 2023 and July 31, 2022, respectively	4,292,000	4,267,000
Additional paid-in capital	634,191,000	625,484,000
Retained earnings	244,220,000	278,683,000
	882,703,000	908,434,000
Less:
Treasury stock, at cost (15,033,317 shares at April 30, 2023 and July 31, 2022)	(441,849,000)	(441,849,000)
Total stockholders’ equity	440,854,000	466,585,000
Total liabilities, convertible preferred stock and stockholders’ equity	$989,859,000	974,297,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2023	2022	2023	2022
Net sales	$136,316,000	122,116,000	$401,180,000	359,256,000
Cost of sales	93,170,000	75,452,000	265,307,000	224,999,000
Gross profit	43,146,000	46,664,000	135,873,000	134,257,000

Expenses:
Selling, general and administrative	31,397,000	27,626,000	89,649,000	85,695,000
Research and development	11,676,000	14,255,000	36,868,000	39,384,000
Amortization of intangibles	5,349,000	5,349,000	16,047,000	16,047,000
CEO transition costs	—	—	9,090,000	13,554,000
Proxy solicitation costs	—	—	—	11,248,000
	48,422,000	47,230,000	151,654,000	165,928,000

Operating loss	(5,276,000)	(566,000)	(15,781,000)	(31,671,000)

Other expenses (income):
Interest expense	4,386,000	981,000	10,412,000	3,576,000
Interest (income) and other	728,000	(449,000)	928,000	(260,000)
Change in fair value of convertible preferred stock purchase option liability	—	(302,000)	—	(1,004,000)

Loss before benefit from income taxes	(10,390,000)	(796,000)	(27,121,000)	(33,983,000)
Benefit from income taxes	(2,932,000)	(771,000)	(3,762,000)	(6,100,000)

Net loss	$(7,458,000)	(25,000)	$(23,359,000)	(27,883,000)

Adjustments to reflect redemption value of convertible preferred stock:
Dividend on convertible preferred stock	(1,766,000)	(1,655,000)	(5,213,000)	(3,522,000)
Convertible preferred stock issuance costs	—	—	—	(4,007,000)
Establishment of initial convertible preferred stock purchase option liability	—	—	—	(1,005,000)
Net loss attributable to common stockholders	$(9,224,000)	(1,680,000)	$(28,572,000)	(36,417,000)

Net loss per common share (See Note 5):
Basic	$(0.33)	(0.06)	$(1.02)	(1.37)
Diluted	$(0.33)	(0.06)	$(1.02)	(1.37)

Weighted average number of common shares outstanding – basic	28,071,000	26,528,000	27,950,000	26,582,000

Weighted average number of common and common equivalent shares outstanding – diluted	28,071,000	26,528,000	27,950,000	26,582,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)

	Three months ended April 30, 2023 and 2022
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of January 31, 2022	100,000	$101,867,000	41,553,244	$4,155,000	$612,780,000	$292,778,000	15,033,317	$(441,849,000)	$467,864,000
Equity-classified stock award compensation	—	—	—	—	1,071,000	—	—	—	1,071,000
Issuance of employee stock purchase plan shares	—	—	12,131	2,000	160,000	—	—	—	162,000
Net settlement of stock-based awards	—	—	(5,014)	(1,000)	(113,000)	—	—	—	(114,000)
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)		1,655,000	—	—	—	(1,655,000)	—	—	(1,655,000)
Cash dividends declared, net ($0.10 per share)	—	—	—	—	—	(2,646,000)	—	—	(2,646,000)
Accrual of dividend equivalents, net of reversal ($0.10 per share)	—	—	—	—	—	(97,000)	—	—	(97,000)
Net loss	—	—	—	—	—	(25,000)	—	—	(25,000)
Balance as of April 30, 2022	100,000	$103,522,000	41,560,361	$4,156,000	$613,898,000	$288,355,000	15,033,317	$(441,849,000)	$464,560,000

Balance as of January 31, 2023	100,000	$108,651,000	42,900,871	$4,290,000	$630,233,000	$253,422,000	15,033,317	$(441,849,000)	$446,096,000
Equity-classified stock award compensation	—	—	—	—	4,126,000	—	—	—	4,126,000
Issuance of employee stock purchase plan shares	—	—	12,146	1,000	126,000	—	—	—	127,000
Net settlement of stock-based awards	—	—	9,248	1,000	(294,000)	—	—	—	(293,000)
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)	—	1,766,000	—	—	—	(1,766,000)	—	—	(1,766,000)
Reversal of dividend equivalents ($0.10 per share)	—	—	—	—	—	22,000	—	—	22,000
Net loss	—	—	—	—	—	(7,458,000)	—	—	(7,458,000)
Balance as of April 30, 2023	100,000	$110,417,000	42,922,265	$4,292,000	$634,191,000	$244,220,000	15,033,317	$(441,849,000)	$440,854,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)

	Nine months ended April 30, 2023 and 2022
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of July 31, 2021	—	$—	41,281,812	$4,128,000	$605,439,000	$333,001,000	15,033,317	$(441,849,000)	$500,719,000
Equity-classified stock award compensation	—	—	—	—	3,975,000	—	—	—	3,975,000
CEO transition costs related to equity-classified stock-based awards (See Note 1)	—	—	—	—	7,388,000	—	—	—	7,388,000
Issuance of employee stock purchase plan shares	—	—	33,807	4,000	612,000	—	—	—	616,000
Issuance of restricted stock, net of forfeiture	—	—	132,854	13,000	(13,000)	—	—	—	—
Net settlement of stock-based awards	—	—	111,888	11,000	(3,503,000)	—	—	—	(3,492,000)
Issuance of convertible preferred stock	100,000	100,000,000	—	—	—	—	—	—	—
Convertible preferred stock issuance costs	—	(4,007,000)	—	—	—	—	—	—	—
Establishment of initial convertible preferred stock purchase option liability	—	(1,005,000)	—	—	—	—	—	—	—
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)	—	8,534,000	—	—	—	(8,534,000)	—	—	(8,534,000)
Cash dividends declared, net ($0.30 per share)	—	—	—	—	—	(7,915,000)	—	—	(7,915,000)
Accrual of dividend equivalents, net of reversal ($0.30 per share)	—	—	—	—	—	(314,000)	—	—	(314,000)
Net loss	—	—	—	—	—	(27,883,000)	—	—	(27,883,000)
Balance as of April 30, 2022	100,000	$103,522,000	41,560,361	$4,156,000	$613,898,000	$288,355,000	15,033,317	$(441,849,000)	$464,560,000

Balance as of July 31, 2022	100,000	$105,204,000	42,672,827	$4,267,000	$625,484,000	$278,683,000	15,033,317	$(441,849,000)	$466,585,000
Equity-classified stock award compensation	—	—	—	—	6,298,000	—	—	—	6,298,000
CEO transition costs related to equity-classified stock-based awards (See Note 1)	—	—	—	—	3,764,000	—	—	—	3,764,000
Issuance of employee stock purchase plan shares	—	—	41,606	4,000	330,000	—	—	—	334,000
Issuance of restricted stock, net of forfeiture	—	—	93,091	9,000	(9,000)	—	—	—	—
Net settlement of stock-based awards	—	—	114,741	12,000	(1,676,000)	—	—	—	(1,664,000)
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)	—	5,213,000	—	—	—	(5,213,000)	—	—	(5,213,000)
Cash dividends declared, net ($0.20 per share)	—	—	—	—	—	(5,549,000)	—	—	(5,549,000)
Accrual of dividend equivalents, net of reversal ($0.20 per share)	—	—	—	—	—	(342,000)	—	—	(342,000)
Net loss	—	—	—	—	—	(23,359,000)	—	—	(23,359,000)
Balance as of April 30, 2023	100,000	$110,417,000	42,922,265	$4,292,000	$634,191,000	$244,220,000	15,033,317	$(441,849,000)	$440,854,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended April 30,

	2023	2022
Cash flows from operating activities:
Net loss	$(23,359,000)	(27,883,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	8,746,000	7,057,000
Amortization of intangible assets with finite lives	16,047,000	16,047,000
Amortization of stock-based compensation	6,298,000	3,975,000
Amortization of cost to fulfill assets	720,000	233,000
CEO transition costs related to equity-classified stock-based awards	3,764,000	7,388,000
Amortization of deferred financing costs	1,257,000	608,000
Change in fair value of convertible preferred stock purchase option liability	—	(1,004,000)
Changes in other liabilities	(3,100,000)	(3,099,000)
Loss (gain) on disposal of property, plant and equipment	48,000	(120,000)
Provision for allowance for doubtful accounts	586,000	316,000
Provision for excess and obsolete inventory	2,753,000	3,299,000
Deferred income tax benefit	(4,926,000)	(5,253,000)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(21,070,000)	33,709,000
Inventories	(14,383,000)	(18,184,000)
Prepaid expenses and other current assets	1,826,000	(3,447,000)
Other assets	(3,547,000)	(964,000)
Accounts payable	18,199,000	(5,802,000)
Accrued expenses and other current liabilities	(797,000)	(3,702,000)
Contract liabilities	8,621,000	11,487,000
Other liabilities, non-current	142,000	(3,698,000)
Interest payable	1,037,000	(73,000)
Income taxes payable	961,000	(2,469,000)
Net cash (used in) provided by operating activities	(177,000)	8,421,000
Cash flows from investing activities:
Purchases of property, plant and equipment	(14,873,000)	(14,420,000)
Net cash used in investing activities	(14,873,000)	(14,420,000)
Cash flows from financing activities:
Net borrowings (payments) of long-term debt under Revolving Loan Facility	31,000,000	(74,000,000)
Repayment of debt under Term Loan	(1,250,000)	—
Cash dividends paid on common stock	(8,658,000)	(8,398,000)
Payment of deferred financing costs	(3,791,000)	(140,000)
Remittance of employees' statutory tax withholding for stock awards	(2,766,000)	(6,088,000)
Proceeds from issuance of employee stock purchase plan shares	370,000	616,000
Payment of shelf registration costs	(101,000)	—
Repayment of principal amounts under finance lease liabilities	(4,000)	(14,000)
Proceeds from issuance of convertible preferred stock	—	100,000,000
Payment of convertible preferred stock issuance costs	—	(4,007,000)
Net cash provided by financing activities	14,800,000	7,969,000
Net (decrease) increase in cash and cash equivalents	(250,000)	1,970,000
Cash and cash equivalents at beginning of period	21,654,000	30,861,000
Cash and cash equivalents at end of period	$21,404,000	32,831,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine months ended April 30,

	2023	2022
Supplemental cash flow disclosures:
Cash paid (received) during the period for:
Interest	$8,070,000	2,906,000
Income taxes, net	$123,000	1,631,000

Non-cash investing and financing activities:
Accrued additions to property, plant and equipment	$1,421,000	2,379,000

Cash dividends declared on common stock but unpaid (including accrual of dividend equivalents)	$342,000	2,960,000

Adjustment to reflect redemption value of convertible preferred stock	$5,213,000	8,534,000

Accrued deferred financing costs	$17,000	—

Reclassification of finance lease right-of-use assets to property, plant and equipment	$274,000	—

Issuance of restricted stock	$9,000	13,000

Establishment of initial convertible preferred stock purchase option liability	$—	1,005,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and its subsidiaries ("Comtech," "we," "us," or "our") as of and for the three and nine months ended April 30, 2023 and 2022 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Reclassifications

Certain reclassifications have been made to previously reported condensed consolidated financial statements to conform to the fiscal 2023 presentation. See Note (13) - "Segment Information" for additional information.

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

Since being appointed President and CEO, Mr. Peterman, along with his senior leadership team, has been driving transformational changes at Comtech to, among other things, integrate our individual businesses into two segments and improve operational performance. This transformation, which we refer to as “One Comtech,” has provided insight into opportunities to manage costs, streamline operations, improve efficiency, and accelerate decision making by eliminating management layers and other redundancies – resulting in a reduction in our workforce and the implementation of other lean initiatives during the third and fourth quarters of fiscal 2023. Severance costs relating to these actions are not anticipated to be material to our results of operations.

(2)     Adoption of Accounting Standards and Updates

We are required to prepare our condensed consolidated financial statements in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") which is the source for all authoritative U.S. generally accepted accounting principles, which are commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs"). ASUs issued, but not effective until after April 30, 2023, are not expected to have a material impact on our condensed consolidated financial statements or disclosures.

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

	Three months ended April 30,		Nine months ended April 30,
	2023	2022	2023	2022
United States
U.S. government	29.1%	23.3%	30.3%	26.8%
Domestic	43.8%	48.6%	45.7%	48.2%
Total United States	72.9%	71.9%	76.0%	75.0%

International	27.1%	28.1%	24.0%	25.0%
Total	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Except for the U.S. government, there were no customers that represented more than 10.0% of consolidated net sales for the three months ended April 30, 2023. Included in domestic sales are sales to Verizon Communications Inc. ("Verizon"), which accounted for 11.2% of consolidated net sales for the nine months ended April 30, 2023 and 10.6% and 11.1% of consolidated net sales for the three and nine months ended April 30, 2022, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10.0% of consolidated net sales for the three and nine months ended April 30, 2023 and 2022.

The following tables summarize our disaggregation of revenue consistent with information reviewed by our Chief Operating Decision Maker ("CODM") for the three and nine months ended April 30, 2023 and 2022. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors which impact our business:

	Three months ended April 30, 2023			Nine months ended April 30, 2023
	Satellite and Space Communications	Terrestrial and Wireless Networks	Total	Satellite and Space Communications	Terrestrial and Wireless Networks	Total
Geographical region and customer type
U.S. government	$38,779,000	855,000	$39,634,000	$118,739,000	2,841,000	$121,580,000
Domestic	12,146,000	47,555,000	59,701,000	41,819,000	141,542,000	183,361,000
Total United States	50,925,000	48,410,000	99,335,000	160,558,000	144,383,000	304,941,000

International	31,324,000	5,657,000	36,981,000	82,971,000	13,268,000	96,239,000
Total	$82,249,000	54,067,000	$136,316,000	$243,529,000	157,651,000	$401,180,000
Contract type
Firm fixed-price	$68,010,000	54,067,000	$122,077,000	$210,343,000	157,651,000	$367,994,000
Cost reimbursable	14,239,000	—	14,239,000	33,186,000	—	33,186,000
Total	$82,249,000	54,067,000	$136,316,000	$243,529,000	157,651,000	$401,180,000
Transfer of control
Point in time	$30,870,000	268,000	$31,138,000	$152,157,000	1,994,000	$154,151,000
Over time	51,379,000	53,799,000	105,178,000	91,372,000	155,657,000	247,029,000
Total	$82,249,000	54,067,000	$136,316,000	$243,529,000	157,651,000	$401,180,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended April 30, 2022			Nine months ended April 30, 2022
	Satellite and Space Communications	Terrestrial and Wireless Networks	Total	Satellite and Space Communications	Terrestrial and Wireless Networks	Total
Geographical region and customer type
U.S. government	$27,492,000	943,000	$28,435,000	$92,544,000	3,611,000	$96,155,000
Domestic	12,189,000	47,143,000	59,332,000	35,239,000	137,968,000	173,207,000
Total United States	39,681,000	48,086,000	87,767,000	127,783,000	141,579,000	269,362,000

International	29,469,000	4,880,000	34,349,000	75,107,000	14,787,000	89,894,000
Total	$69,150,000	52,966,000	$122,116,000	$202,890,000	156,366,000	$359,256,000
Contract type
Firm fixed-price	$61,051,000	52,966,000	$114,017,000	$180,120,000	156,366,000	$336,486,000
Cost reimbursable	8,099,000	—	8,099,000	22,770,000	—	22,770,000
Total	$69,150,000	52,966,000	$122,116,000	$202,890,000	156,366,000	$359,256,000
Transfer of control
Point in time	$46,880,000	465,000	$47,345,000	$134,018,000	1,889,000	$135,907,000
Over time	22,270,000	52,501,000	74,771,000	68,872,000	154,477,000	223,349,000
Total	$69,150,000	52,966,000	$122,116,000	$202,890,000	156,366,000	$359,256,000

The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on our Condensed Consolidated Balance Sheet. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. For certain contracts with provisions that are intended to protect customers in the event we do not satisfy our performance obligations, billings occur subsequent to revenue recognition, resulting in unbilled receivables. Under ASC 606, unbilled receivables constitute contract assets. There were no material impairment losses recognized on contract assets during the three and nine months ended April 30, 2023 and 2022, respectively. On large long-term contracts, and for contracts with international customers that do not do business with us regularly, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to-date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract. Under the typical payment terms for our contracts accounted for at a point in time, costs are accumulated in inventory until the time of billing, which generally coincides with revenue recognition. Of the current contract liability balance of $64,601,000 at July 31, 2022 and $66,130,000 at July 31, 2021, $43,125,000 and $46,031,000 was recognized as revenue during the nine months ended April 30, 2023 and 2022, respectively.

We recognize the incremental costs to obtain or fulfill a contract as an expense when incurred if the amortization period of the asset is one year or less; otherwise, such costs are capitalized and amortized over the estimated life of the contract. During the nine months ended April 30, 2023 and 2022, incremental costs to obtain or fulfill contracts with an amortization period greater than one year were not material.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under indefinite delivery / indefinite quantity ("IDIQ") contracts. As of April 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $668,405,000 (which represents the amount of our consolidated funded backlog). We estimate that a substantial portion of our remaining performance obligations at April 30, 2023 will be completed and recognized as revenue during the next twenty-four month period, with the rest thereafter. During the nine months ended April 30, 2023, revenue recognized from performance obligations satisfied, or partially satisfied, in previous periods (for example due to changes in the transaction price) was not material.

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

As of April 30, 2023 and July 31, 2022, other than the cash and cash equivalents discussed above, we had no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

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

There were no repurchases of our common stock during the three or nine months ended April 30, 2023 or 2022. See Note (17) - "Stockholders’ Equity" for more information.

Weighted average stock options, RSUs and restricted stock outstanding of 956,000 and 1,369,000 for the three months ended April 30, 2023 and 2022, respectively, and 1,001,000 and 1,463,000 shares for the nine months ended April 30, 2023 and 2022, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. Our EPS calculations exclude 429,000 and 339,000 weighted average performance shares outstanding for the three months ended April 30, 2023 and 2022, respectively, and 384,000 and 287,000 for the nine months ended April 30, 2023 and 2022, respectively, as the performance conditions have not yet been satisfied. However, the numerator for EPS calculations for each respective period is reduced by the compensation expense related to these awards.

Weighted average common shares of 228,000 and 553,000 for the three months ended April 30, 2023 and 2022, respectively, and 293,000 and 455,000 for the nine months ended April 30, 2023 and 2022, respectively, related to our acquisition of UHP in March 2021 were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Weighted average common shares underlying the assumed conversion of Convertible Preferred Stock, on an if-converted basis, of 4,606,000 and 4,225,000 for the three months ended April 30, 2023 and 2022, respectively, and 4,533,000 and 2,969,000 for the nine months ended April 30, 2023 and 2022, respectively, were not included in our diluted EPS calculation for the respective periods because their effect would have been anti-dilutive. As a result, the numerator for our basic and diluted EPS calculation for the three and nine months ended April 30, 2023 and 2022 is the respective net loss attributable to common stockholders.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended April 30,		Nine months ended April 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(7,458,000)	(25,000)	$(23,359,000)	(27,883,000)
Dividend on convertible preferred stock	(1,766,000)	(1,655,000)	(5,213,000)	(3,522,000)
Convertible preferred stock issuance costs	—	—	—	(4,007,000)
Establishment of initial convertible preferred stock purchase option liability	—	—	—	(1,005,000)
Net loss attributable to common stockholders	$(9,224,000)	(1,680,000)	$(28,572,000)	(36,417,000)

Denominator:
Denominator for basic and diluted calculation	28,071,000	26,528,000	27,950,000	26,582,000

As discussed further in Note (16) - "Convertible Preferred Stock," the Convertible Preferred Stock issued in October 2021 represents a "participating security" as defined in ASC 260. As a result, our EPS calculations for the three and nine months ended April 30, 2023 and 2022 were based on the two-class method. Given the net loss attributable to common stockholders for the three and nine months ended April 30, 2023 and 2022, there was no impact of applying the two-class method to our reported basic or diluted earnings per common share.

(6)     Accounts Receivable

Accounts receivable consist of the following at:

	April 30, 2023	July 31, 2022
Receivables from commercial and international customers	$63,924,000	59,922,000
Unbilled receivables from commercial and international customers	49,935,000	39,826,000
Receivables from the U.S. government and its agencies	20,703,000	24,776,000
Unbilled receivables from the U.S. government and its agencies	12,381,000	1,524,000
Total accounts receivable	146,943,000	126,048,000
Less allowance for doubtful accounts	2,748,000	2,337,000
Accounts receivable, net	$144,195,000	123,711,000

Unbilled receivables as of April 30, 2023 relate to contracts-in-progress for which revenue has been recognized, but for which we have not yet earned the right to bill the customer for work performed to-date. Under ASC 606, unbilled receivables constitute contract assets. Management estimates that a substantial portion of the amounts not yet billed at April 30, 2023 will be billed and collected within one year. Accounts receivable in the table above excludes $2,873,000 of long-term unbilled receivables presented within "Other assets, net" in the condensed consolidated balance sheet as of April 30, 2023.

As of April 30, 2023, except for the U.S. government (and its agencies) and AT&T, which represented 22.5% and 13.9%, of total accounts receivable, respectively, there were no other customers which accounted for greater than 10% of total accounts receivable.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of July 31, 2022, except for the U.S. government (and its agencies) and Verizon, which represented 20.9% and 13.4% of total accounts receivable, respectively, there were no other customers which accounted for greater than 10% of total accounts receivable.

(7)     Inventories

Inventories consist of the following at:

	April 30, 2023	July 31, 2022
Raw materials and components	$89,400,000	78,478,000
Work-in-process and finished goods	42,165,000	40,960,000
Total inventories	131,565,000	119,438,000
Less reserve for excess and obsolete inventories	24,254,000	23,121,000
Inventories, net	$107,311,000	96,317,000

As of April 30, 2023 and July 31, 2022, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $6,006,000 and $4,100,000, respectively, and the amount of inventory related to contracts from third-party commercial customers who outsource their manufacturing to us was $3,533,000 and $1,866,000, respectively.

(8)     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	April 30, 2023	July 31, 2022
Accrued wages and benefits	$19,180,000	25,675,000
Accrued contract costs	14,255,000	15,921,000
Accrued warranty obligations	8,240,000	9,420,000
Accrued commissions and royalties	6,559,000	5,697,000
Accrued legal costs	1,107,000	2,514,000
Other	15,603,000	13,435,000
Accrued expenses and other current liabilities	$64,944,000	72,662,000

Accrued contract costs represent direct and indirect costs on contracts as well as estimates of amounts owed for invoices not yet received from vendors or reflected in accounts payable.

Accrued warranty obligations as of April 30, 2023 relate to estimated liabilities for assurance type warranty coverage that we provide to our customers. We generally provide warranty coverage for some of our products for a period of at least one year from the date of delivery. We record a liability for estimated warranty expense based on historical claims, product failure rates, consideration of contractual obligations, future costs to resolve software issues and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in our accrued warranty obligations during the nine months ended April 30, 2023 and 2022 were as follows:

	Nine months ended April 30,
	2023	2022
Balance at beginning of period	$9,420,000	17,600,000
Provision (benefit) for warranty obligations	1,756,000	(613,000)
Adjustments for changes in estimates	(1,500,000)	(2,500,000)
Charges incurred	(1,436,000)	(3,655,000)
Balance at end of period	$8,240,000	10,832,000
During the nine months ended April 30, 2023 and 2022, we recorded benefits of $1,500,000 and $2,500,000, respectively, to cost of sales in our Terrestrial and Wireless Networks segment due to lower than expected warranty claims associated with previously acquired NG-911 technologies.

(9)     Credit Facility

On October 31, 2018, we entered into a First Amended and Restated Credit Agreement (the "Credit Facility") with a syndicate of lenders. As of July 31, 2022, the amount outstanding under our Credit Facility was $130,000,000, which is reflected in the non-current portion of long-term debt on our condensed consolidated balance sheet.

On November 30, 2022, we refinanced the amount outstanding under the Credit Facility by entering into a Second Amended and Restated Credit Agreement (also referred to herein as the “Credit Facility”) with the existing lenders. The Credit Facility provides a senior secured loan facility of up to $300,000,000 consisting of: (i) a revolving loan facility (“Revolving Loan Facility”) with a borrowing limit of $150,000,000, including a $20,000,000 letter of credit sublimit and a swingline loan credit sublimit of $15,000,000; (ii) a $50,000,000 term loan A (“Term Loan”); and (iii) an accordion feature allowing us to make a request to borrow up to an additional $100,000,000 subject to the satisfaction of specified conditions, including approval by our lenders. The Credit Facility has a maturity date of October 31, 2024 (“Maturity Date”). In connection with entering the Credit Facility, we capitalized $3,809,000 of financing costs, and accounted for the amendment to the Credit Facility as a debt modification.

As of April 30, 2023, the amount outstanding under our Credit Facility was as follows:

April 30, 2023
Term Loan	$48,750,000
Less unamortized deferred financing costs related to Term Loan	746,000
Term Loan, net	48,004,000
Revolving Loan Facility	111,000,000
Amount outstanding under Credit Facility, net	159,004,000
Less current portion of long-term debt	3,750,000
Non-current portion of long-term debt	$155,254,000

At April 30, 2023, we had $1,049,000 of standby letters of credit outstanding under our Credit Facility related to guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During the nine months ended April 30, 2023, we had outstanding balances under the Credit Facility ranging from $130,000,000 to $182,375,000.

As of April 30, 2023, total net deferred financing costs related to the Credit Facility were $3,565,000 and are being amortized over the term of our Credit Facility through the Maturity Date.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Interest expense related to our Credit Facility, including amortization of deferred financing costs, recorded during the three months ended April 30, 2023 and 2022 was $4,400,000 and $1,004,000, respectively. Interest expense related to our Credit Facility, including amortization of deferred financing costs, recorded during the nine months ended April 30, 2023 and 2022 was $10,401,000 and $3,478,000, respectively. Our blended interest rate approximated 10.10% and 3.30%, respectively, for the three months ended April 30, 2023 and 2022 and approximated 8.34% and 3.20%, respectively, for the nine months ended April 30, 2023 and 2022.

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

The Credit Facility provides for, among other things: (i) scheduled payments of principal under the Term Loan totaling $2,500,000 in the first year after closing (of which $1,250,000 was paid through April 30, 2023), and $5,000,000 in the second year after closing, with the remaining balance of the Term Loan due upon maturity; (ii) a maximum Leverage Ratio of 4.00x trailing twelve months ("TTM") Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") at the fiscal quarter ended April 30, 2023, stepping down to 3.75x at the fiscal quarter ending July 31, 2023, and 3.50x at the fiscal quarter ending January 31, 2024 and thereafter; (iii) a Minimum Interest Coverage Ratio of 3.25x TTM Adjusted EBITDA; and (iv) Minimum Liquidity of $25,000,000.

As of April 30, 2023, our Secured Leverage Ratio was 3.73x TTM Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 4.00x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of April 30, 2023 was 4.11x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA. Our Minimum Liquidity was $32,500,000 compared to the Minimum Liquidity requirement of $25,000,000.

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

Certain of our facility lease agreements (which are classified as operating leases) contain rent holidays or rent escalation clauses. For rent holidays and rent escalation clauses during the lease term, we record rental expense on a straight-line basis over the term of the lease. As of April 30, 2023, none of our leases contained a residual value guarantee and covenants included in our lease agreements are customary for the types of facilities and equipment being leased.

The components of lease expense are as follows:

	Three months ended April 30,		Nine months ended April 30,
	2023	2022	2023	2022
Finance lease expense:
Amortization of ROU assets	$1,000	3,000	$5,000	10,000
Interest on lease liabilities	—	1,000	—	1,000
Operating lease expense	2,495,000	2,933,000	8,088,000	8,797,000
Short-term lease expense	108,000	92,000	326,000	303,000
Variable lease expense	783,000	1,128,000	2,881,000	3,446,000
Sublease income	(17,000)	(17,000)	(50,000)	(50,000)
Total lease expense	$3,370,000	4,140,000	$11,250,000	12,507,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additional information related to leases is as follows:

	Nine months ended April 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases - Operating cash outflows	$8,183,000	$8,910,000
Finance leases - Operating cash outflows	—	1,000
Finance leases - Financing cash outflows	4,000	14,000
ROU assets obtained in the exchange for lease liabilities (non-cash):
Operating leases	$2,850,000	$15,212,000

The following table is a reconciliation of future cash flows relating to operating lease liabilities presented on our Condensed Consolidated Balance Sheet as of April 30, 2023:

Remainder of fiscal 2023	$2,291,000
Fiscal 2024	9,271,000
Fiscal 2025	8,655,000
Fiscal 2026	7,232,000
Fiscal 2027	5,184,000
Thereafter	26,009,000
Total future undiscounted cash flows	58,642,000
Less: Present value discount	7,213,000
Lease liabilities	$51,429,000

Weighted-average remaining lease terms (in years)	8.51
Weighted-average discount rate	3.41%

We lease our Melville, New York production facility from a partnership controlled by our former CEO. Lease payments made during the nine months ended April 30, 2023 and 2022 were $516,000 and $504,000, respectively. The current lease provides for our use of the premises as they exist through December 2031. The annual rent of the facility for calendar year 2023 is $691,000 and is subject to customary adjustments. We have a right of first refusal in the event of a sale of the facility.

As of April 30, 2023, we do not have any material rental commitments that have not already commenced.

(11)     Income Taxes

Our effective tax rate for the three months ended April 30, 2023 was 28.2%, which includes a net discrete tax benefit of $1,203,000 primarily related to the reversal of tax contingencies no longer required due to the expiration of applicable statute of limitations, offset in part by the finalization of certain tax accounts in connection with our fiscal 2022 federal income tax return. Our effective tax rate for the nine months ended April 30, 2023 was 13.9%, which includes a net discrete tax benefit of $1,193,000 primarily related to the reversal of tax contingencies no longer required due to the expiration of applicable statute of limitations and the deductible portion of CEO transition costs, offset in part by the settlement of stock-based awards and the finalization of certain tax accounts in connection with our fiscal 2022 federal income tax return.

Our effective tax rate for the three months ended April 30, 2022 was 96.8%, which includes a net discrete tax expense of $166,000 primarily related to the expiration of equity-based awards, offset in part by the finalization of certain tax accounts in connection with our fiscal 2021 federal income tax return. Our effective tax rate for the nine months ended April 30, 2022 was 18.0%, which includes a net discrete tax benefit of $3,506,000 primarily related to proxy solicitation costs, the deductible portion of CEO transition costs and the finalization of certain tax accounts in connection with our fiscal 2021 federal income tax return.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Excluding discrete items, our effective tax rate for the three and nine months ended April 30, 2023 and 2022 was 14.25% and 28.25%, respectively. For purposes of determining our estimated annual effective tax rate for fiscal 2023, CEO transition costs are considered significant, unusual or infrequently occurring discrete tax items and are excluded from the computation of our effective tax rate. The 14.25% reflects the recognition of a valuation allowance in a foreign jurisdiction, offset in part by the recognition of research and experimentation tax credits. The 28.25% reflects the recognition of research and experimentation tax credits, offset in part by nondeductible executive compensation.

At April 30, 2023 and July 31, 2022, total unrecognized tax benefits were $8,922,000 and $10,008,000, respectively, including interest of $179,000 and $330,000, respectively. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our consolidated financial statements. We believe it is reasonably possible that the gross unrecognized tax benefits could decrease by as much as $600,000 in the next twelve months due to the expiration of a statute of limitations related to federal, state and foreign tax positions.

Our U.S. federal income tax returns for fiscal 2020 through 2022 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2018 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

As of April 30, 2023, the aggregate number of shares of common stock which may be issued, pursuant to the Plan, may not exceed 11,962,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and employee purchases under the ESPP with the issuance of new shares of our common stock.

As of April 30, 2023, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 10,107,719 shares (net of 5,704,778 expired and canceled awards), of which an aggregate of 8,172,915 have been exercised or settled.

As of April 30, 2023, the following stock-based awards, by award type, were outstanding:

April 30, 2023
Stock options	290,320
Performance shares	677,476
RSUs, restricted stock and share units	967,008
Total	1,934,804

Our ESPP provides for the issuance of up to 1,300,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value on the first or last day of each calendar quarter, whichever is lower. Through April 30, 2023, we have cumulatively issued 985,515 shares of our common stock to participating employees in connection with our ESPP.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended April 30,		Nine months ended April 30,
	2023	2022	2023	2022
Cost of sales	$141,000	80,000	$452,000	229,000
Selling, general and administrative expenses	3,896,000	886,000	5,559,000	3,494,000
Research and development expenses	89,000	105,000	287,000	252,000
Stock-based compensation expense before CEO transition costs	4,126,000	1,071,000	6,298,000	3,975,000
CEO transition costs related to equity-classified stock-based awards	—	—	3,764,000	7,388,000
Total stock-based compensation expense before income tax benefit	4,126,000	1,071,000	10,062,000	11,363,000
Estimated income tax benefit	(915,000)	(226,000)	(1,701,000)	(1,449,000)
Net stock-based compensation expense	$3,211,000	845,000	$8,361,000	9,914,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At April 30, 2023, unrecognized stock-based compensation of $9,640,000, net of estimated forfeitures of $681,000, is expected to be recognized over a weighted average period of 2.5 years. Total stock-based compensation capitalized and included in ending inventory at both April 30, 2023 and July 31, 2022 was $48,000. There are no liability-classified stock-based awards outstanding as of April 30, 2023 or July 31, 2022.

Stock-based compensation expense, by award type, is summarized as follows:

	Three months ended April 30,		Nine months ended April 30,
	2023	2022	2023	2022
Stock options	$22,000	40,000	$66,000	482,000
Performance shares	335,000	300,000	690,000	1,013,000
RSUs, restricted stock and share units	3,738,000	675,000	5,449,000	2,314,000
ESPP	31,000	56,000	93,000	166,000
Stock-based compensation expense before CEO transition costs	4,126,000	1,071,000	6,298,000	3,975,000
CEO transition costs related to equity-classified stock-based awards	—	—	3,764,000	7,388,000
Total stock-based compensation expense before income tax benefit	4,126,000	1,071,000	10,062,000	11,363,000
Estimated income tax benefit	(915,000)	(226,000)	(1,701,000)	(1,449,000)
Net stock-based compensation expense	$3,211,000	845,000	$8,361,000	9,914,000

ESPP stock-based compensation expense primarily relates to the 15% discount offered to participants in the ESPP.

Stock-based compensation expense in the three months and nine months ended April 30, 2023 reflects our assumption that fully vested, unrestricted share units will be granted to certain employees in lieu of fiscal 2023 non-equity incentive compensation. In fiscal 2022 and prior years, fully vested share units granted to certain employees in lieu of non-equity incentive compensation would not be settled until the one-year anniversary of the grant date.

The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability on our Condensed Consolidated Balance Sheet as of April 30, 2023 and July 31, 2022. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Options

The following table summarizes the Plan’s activity:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2022	483,480	$24.43
Expired/canceled	(9,460)	26.55
Outstanding at October 31, 2022	474,020	24.38
Expired/canceled	(182,400)	24.75
Outstanding at January 31, 2023	291,620	24.15
Expired/canceled	(1,300)	25.51
Outstanding at April 30, 2023	290,320	$24.15	3.74	$—

Exercisable at April 30, 2023	245,740	$25.28	3.18	$—

Vested and expected to vest at April 30, 2023	288,205	$24.19	3.72	$—

Stock options outstanding as of April 30, 2023 have exercise prices ranging from $17.88 - $33.94, representing the fair market value of our common stock on the date of grant, a contractual term of ten years and a vesting period of five years. The total intrinsic value relating to stock options exercised during the nine months ended April 30, 2022 was $7,000. There were no stock options exercised during the nine months ended April 30, 2023.

Performance Shares, RSUs, Restricted Stock and Share Unit Awards

The following table summarizes the Plan’s activity relating to performance shares, RSUs, restricted stock and share units:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2022	1,110,750	$19.05
Granted	785,092	11.13
Settled	(256,069)	24.55
Canceled/Forfeited	(37,805)	16.44
Outstanding at October 31, 2022	1,601,968	14.35
Granted	105,887	12.40
Settled	(16,374)	19.01
Canceled/Forfeited	(23,236)	17.98
Outstanding at January 31, 2023	1,668,245	14.13
Granted	56,402	11.38
Settled	(48,614)	14.45
Canceled/Forfeited	(31,549)	17.11
Outstanding at April 30, 2023	1,644,484	$13.97	$17,020,000

Vested at April 30, 2023	534,171	$15.70	$5,529,000

Vested and expected to vest at April 30, 2023	1,597,645	$13.96	$16,536,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The total intrinsic value relating to fully-vested awards settled during the three and nine months ended April 30, 2023 was $669,000 and $3,633,000, respectively. The total intrinsic value relating to fully-vested awards settled during the three and nine months ended April 30, 2022 was $262,000 and $9,726,000, respectively.

The performance shares granted to employees principally vest over a three-year performance period, if pre-established performance goals are attained, or as specified pursuant to the Plan and related agreements. As of April 30, 2023, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level.

RSUs and restricted stock granted to non-employee directors prior to August 2022 had a vesting period of five years and are convertible into shares of our common stock generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain circumstances. Commencing in August 2022, such awards have a vesting period of one year.

RSUs granted to employees prior to August 2022 have a vesting period of five years and are convertible into shares of our common stock generally at the time of vesting, on a one-for-one basis for no cash consideration. Commencing in August 2022, such RSUs have a vesting period of three years.

Share units granted to certain employees in fiscal 2022 in lieu of non-equity incentive compensation are convertible into shares of our common stock on the one-year anniversary of the respective grant date.

The fair value of performance shares, RSUs, restricted stock and share units is determined using the closing market price of our common stock on the date of grant, less the present value of any estimated future dividend equivalents such awards are not entitled to receive and an applicable estimated discount for any post-vesting transfer restrictions. RSUs, performance shares and restricted stock are entitled to dividend equivalents, as applicable, unless forfeited before vesting occurs. Share units would be entitled to dividend equivalents while the underlying shares are unissued.

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of settlement of the underlying award. During the three months ended April 30, 2023, we reversed $22,000 of previously accrued dividend equivalents due to forfeitures and paid out $13,000. During the nine months ended April 30, 2023, we accrued $342,000 of dividend equivalents (net of forfeitures) and paid out $363,000. Accrued dividend equivalents were recorded as a reduction to retained earnings. As of April 30, 2023 and July 31, 2022, accrued dividend equivalents were $721,000 and $742,000, respectively.

With respect to the actual settlement of stock-based awards for income tax reporting, during the three and nine months ended April 30, 2023, we recorded an income tax expense of $15,000 and $560,000, respectively, and during the three and nine months ended April 30, 2022, we recorded an income tax expense of $483,000 and $344,000, respectively.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Satellite and Space Communications is organized into four technology areas: satellite modem technologies and amplifier technologies, troposcatter and SATCOM solutions, space components and antennas, and high-power amplifiers and switches technologies. This segment offers customers: satellite ground station technologies, services and system integration that facilitate the transmission of voice, video and data over GEO, MEO and LEO satellite constellations, including solid-state and traveling wave tube power amplifiers, modems, VSAT platforms and frequency converters; satellite communications and tracking antenna systems, including high precision full motion fixed and mobile X/Y tracking antennas, RF feeds, reflectors and radomes; over-the-horizon microwave equipment that can transmit digitized voice, video, and data over distances up to 200 miles using the troposphere and diffraction, including the Comtech COMET™; solid-state, RF microwave high-power amplifiers and control components designed for radar, electronic warfare, data link, medical and aviation applications; and procurement and supply chain management of high reliability Electrical, Electronic and Electromechanical ("EEE") parts for satellite, launch vehicle and manned space applications.

Terrestrial and Wireless Networks is organized into three service areas: next generation 911 and call delivery, Solacom call handling solutions, and trusted location and messaging solutions. This segment offers customers: SMS text to 911 services, providing alternate paths for individuals who need to request assistance (via text messaging) a method to reach Public Safety Answering Points ("PSAPs"); next generation 911 solutions, providing emergency call routing, location validation, policy-based routing rules, logging and security functionality; Emergency Services IP Network transport infrastructure for emergency services communications and support of next generation 911 services; call handling applications for PSAPs; wireless emergency alerts solutions for network operators; and software and equipment for location-based and text messaging services for various applications, including for public safety, commercial and government services.

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
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Operating segment information, along with a reconciliation of segment net income (loss) and consolidated net income (loss) to Adjusted EBITDA is presented in the tables below:

	Three months ended April 30, 2023
	Satellite and Space Communications	Terrestrial and Wireless Networks	Unallocated	Total
Net sales	$82,249,000	54,067,000	—	$136,316,000
Operating income (loss)	$37,000	3,160,000	(8,473,000)	$(5,276,000)

Net income (loss)	$650,000	2,902,000	(11,010,000)	$(7,458,000)
(Benefit from) provision for income taxes	(1,188,000)	84,000	(1,828,000)	(2,932,000)
Interest expense	(25,000)	—	4,411,000	4,386,000
Interest (income) and other	600,000	174,000	(46,000)	728,000
Amortization of stock-based compensation	—	—	4,126,000	4,126,000
Amortization of intangibles	1,828,000	3,521,000	—	5,349,000
Depreciation	1,027,000	1,921,000	33,000	2,981,000
Amortization of cost to fulfill assets	240,000	—	—	240,000
Restructuring costs	2,191,000	548,000	1,357,000	4,096,000
Strategic emerging technology costs	1,029,000	—	—	1,029,000
Adjusted EBITDA	$6,352,000	9,150,000	(2,957,000)	$12,545,000

Purchases of property, plant and equipment	$1,106,000	3,549,000	300,000	$4,955,000
Total assets at April 30, 2023	$488,814,000	475,380,000	25,665,000	$989,859,000

	Three months ended April 30, 2022
	Satellite and Space Communications	Terrestrial and Wireless Networks	Unallocated	Total
Net sales	$69,150,000	52,966,000	—	$122,116,000
Operating (loss) income	$(120,000)	4,616,000	(5,062,000)	$(566,000)

Net income (loss)	$297,000	4,502,000	(4,824,000)	$(25,000)
Provision for (benefit from) income taxes	59,000	98,000	(928,000)	(771,000)
Interest expense	(22,000)	—	1,003,000	981,000
Interest (income) and other	(454,000)	16,000	(11,000)	(449,000)
Change in fair value of convertible preferred stock purchase option liability	—	—	(302,000)	(302,000)
Amortization of stock-based compensation	—	—	1,071,000	1,071,000
Amortization of intangibles	1,828,000	3,521,000	—	5,349,000
Depreciation	846,000	1,588,000	48,000	2,482,000
Amortization of cost to fulfill assets	233,000	—	—	233,000
Restructuring costs	1,600,000	—	—	1,600,000
COVID-19 related costs	115,000	—	—	115,000
Strategic emerging technology costs	912,000	—	—	912,000
Adjusted EBITDA	$5,414,000	9,725,000	(3,943,000)	$11,196,000

Purchases of property, plant and equipment	$2,297,000	3,311,000	—	$5,608,000
Total assets at April 30, 2022	$485,620,000	469,075,000	28,942,000	$983,637,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended April 30, 2023
	Satellite and Space Communications	Terrestrial and Wireless Networks	Unallocated	Total
Net sales	$243,529,000	157,651,000	—	$401,180,000
Operating income (loss)	$8,380,000	7,216,000	(31,377,000)	$(15,781,000)

Net income (loss)	$9,588,000	7,070,000	(40,017,000)	$(23,359,000)
Benefit from income taxes	(1,832,000)	(197,000)	(1,733,000)	(3,762,000)
Interest expense	2,000	—	10,410,000	10,412,000
Interest (income) and other	622,000	343,000	(37,000)	928,000
Amortization of stock-based compensation	—	—	6,298,000	6,298,000
Amortization of intangibles	5,484,000	10,563,000	—	16,047,000
Depreciation	3,057,000	5,579,000	110,000	8,746,000
Amortization of cost to fulfill assets	720,000	—	—	720,000
Restructuring costs	4,336,000	548,000	2,080,000	6,964,000
Strategic emerging technology costs	2,513,000	—	—	2,513,000
CEO transition costs	—	—	9,090,000	9,090,000
Adjusted EBITDA	$24,490,000	23,906,000	(13,799,000)	$34,597,000

Purchases of property, plant and equipment	$5,660,000	8,505,000	708,000	$14,873,000
Total assets at April 30, 2023	$488,814,000	475,380,000	25,665,000	$989,859,000

	Nine months ended April 30, 2022
	Satellite and Space Communications	Terrestrial and Wireless Networks	Unallocated	Total
Net sales	$202,890,000	156,366,000	—	$359,256,000
Operating (loss) income	$(7,933,000)	17,574,000	(41,312,000)	$(31,671,000)

Net (loss) income	$(7,285,000)	17,445,000	(38,043,000)	$(27,883,000)
(Benefit from) provision for income taxes	(458,000)	30,000	(5,672,000)	(6,100,000)
Interest expense	98,000	—	3,478,000	3,576,000
Interest (income) and other	(287,000)	98,000	(71,000)	(260,000)
Change in fair value of convertible preferred stock purchase option liability	—	—	(1,004,000)	(1,004,000)
Amortization of stock-based compensation	—	—	3,975,000	3,975,000
Amortization of intangibles	5,484,000	10,563,000	—	16,047,000
Depreciation	2,444,000	4,462,000	151,000	7,057,000
Amortization of cost to fulfill assets	233,000	—	—	233,000
Restructuring costs	4,038,000	—	—	4,038,000
COVID-19 related costs	1,144,000	—	—	1,144,000
Strategic emerging technology costs	912,000	—	—	912,000
CEO transition costs	—	—	13,554,000	13,554,000
Proxy solicitation costs	—	—	11,248,000	11,248,000
Adjusted EBITDA	$6,323,000	32,598,000	(12,384,000)	$26,537,000

Purchases of property, plant and equipment	$6,522,000	7,898,000	—	$14,420,000
Total assets at April 30, 2022	$485,620,000	469,075,000	28,942,000	$983,637,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unallocated expenses result from corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs and also includes all of our amortization of stock-based compensation. See Note (1) - "General - CEO Transition Costs & Related" for information related to such costs. During the three and nine months ended April 30, 2023, our Unallocated segment incurred $1,357,000 and $2,080,000, respectively, of restructuring costs focused on streamlining our operations. There were no similar costs incurred in fiscal 2022. Also, during the nine months ended April 30, 2022, we incurred $11,248,000 of proxy solicitation costs (including legal and advisory fees and costs associated with a related lawsuit) as a result of a now-settled proxy contest. There were no similar costs incurred in fiscal 2023.

During the three and nine months ended April 30, 2023, our Satellite and Space Communications segment recorded $2,191,000 and $4,336,000, respectively, of restructuring costs primarily incurred to streamline our operations and improve efficiency, including costs related to the relocation of certain of our satellite ground station production facilities to our new 146,000 square foot facility in Chandler, Arizona. Similar restructuring costs of $1,600,000 and $4,038,000 were incurred during the three and nine months ended April 30, 2022, respectively. In addition, during the three and nine months ended April 30, 2023, we incurred $1,029,000 and $2,513,000 of strategic emerging technology costs for next-generation satellite technology to advance our solutions offerings to be used with new broadband satellite constellations. Similar strategic emerging technology costs of $912,000 were incurred during both the three and nine months ended April 30, 2022. During the three and nine months ended April 30, 2022, our Satellite and Space Communications segment recorded $115,000 and $1,144,000, respectively, of incremental operating costs related to our antenna facility located in the United Kingdom due to the impact of the COVID-19 pandemic. There were no similar incremental operating costs during the corresponding periods in fiscal 2023.

During both the three and nine months ended April 30, 2023, our Terrestrial and Wireless Networks segment recorded $548,000 of restructuring costs primarily incurred to streamline our operations and improve efficiency. There were no similar costs incurred in fiscal 2022.

Interest expense in the tables above primarily relates to our Credit Facility, and includes the amortization of deferred financing costs. See Note (9) - "Credit Facility" for further discussion.

Intersegment sales for both the three and nine months ended April 30, 2023 and 2022 between the Satellite and Space Communications segment and the Terrestrial and Wireless Networks segment were nominal. All intersegment sales are eliminated in consolidation and are excluded from the tables above.

Unallocated assets at April 30, 2023 consist principally of cash and cash equivalents, income taxes receivable, corporate property, plant and equipment and deferred financing costs. The large majority of our long-lived assets are located in the U.S.

(14)     Goodwill

The following table represents goodwill by reportable operating segment as of April 30, 2023 and July 31, 2022.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(15)     Intangible Assets

Intangible assets with finite lives are as follows:

	April 30, 2023
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$302,058,000	118,215,000	$183,843,000
Technologies	14.8	114,949,000	79,453,000	35,496,000
Trademarks and other	16.7	32,926,000	21,009,000	11,917,000
Total		$449,933,000	218,677,000	$231,256,000

	July 31, 2022
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$302,058,000	107,500,000	$194,558,000
Technologies	14.8	114,949,000	75,798,000	39,151,000
Trademarks and other	16.7	32,926,000	19,332,000	13,594,000
Total		$449,933,000	202,630,000	$247,303,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for both the three months ended April 30, 2023 and 2022 was $5,349,000 and for both the nine months ended April 30, 2023 and 2022 was $16,047,000.

The estimated amortization expense consists of the following for the fiscal years ending July 31:

2023	$21,460,000
2024	21,154,000
2025	21,039,000
2026	19,888,000
2027	18,534,000

We review net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. Based on our last assessment, we believe that the carrying values of our net intangible assets were recoverable as of April 30, 2023. However, if business conditions deteriorate, we may be required to record impairment losses, and or increase the amortization of intangibles in the future. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

(16)     Convertible Preferred Stock

On October 18, 2021, we entered into a Subscription Agreement (the “Subscription Agreement”) with certain affiliates and related funds of White Hat Capital Partners LP and Magnetar Capital LLC (collectively, the “Investors”), relating to the issuance and sale of up to 125,000 shares of a new series of the Company's Series A Convertible Preferred Stock, par value $0.10 per share (the “Convertible Preferred Stock”), for an aggregate purchase price of up to $125,000,000, or $1,000 per share. On October 19, 2021 (the “Initial Closing Date”), pursuant to the terms of the Subscription Agreement, the Investors purchased an aggregate of 100,000 shares of Convertible Preferred Stock (the “Initial Issuance”) for an aggregate purchase price of $100,000,000. The Investors had a one-time option exercisable at any time on or prior to March 31, 2023 to purchase additional shares of Convertible Preferred Stock for an aggregate purchase price of $25,000,000. This purchase option, commonly referred to as a “Green Shoe” expired unexercised and together with the Initial Issuance, is collectively referred to as the “Issuance.”

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The adjusted conversion price for the shares issued in the Initial Issuance is $23.97, subject to certain adjustments set forth in the Certificate of Designations filed with the Secretary of State of the State of Delaware.

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

We determined that our obligation to issue the Green Shoe at any time on or prior to March 31, 2023 met the definition of a freestanding financial instrument that should be accounted for as a liability. As such, we established an initial convertible preferred stock purchase option liability of $1,005,000 and reduced the proceeds from the Initial Issuance by such amount. The liability was remeasured to its estimated fair value each reporting period until such instrument expired. Changes in its estimated fair value were recognized as a non-cash charge or benefit and presented on the condensed consolidated statement of operations.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In accordance with ASC 480, "Distinguishing Liabilities from Equity," specifically ASC 480-10-S99-3A(2), SEC Staff Announcement: Classification and Measurement of Redeemable Securities, we have classified the Convertible Preferred Stock outside of permanent equity as temporary equity since the redemption of such shares is not solely within our control and we could be required by the holder to redeem the shares for cash or other assets, at their option. Upon the Initial Issuance, we recorded the Convertible Preferred Stock, net of issuance costs of $4,007,000 and net of the portion of such proceeds allocated to the convertible preferred stock purchase option liability described above, which resulted in an initial carrying value of the Convertible Preferred Stock less than its initial redemption value of $100,000,000. We have elected to adjust the carrying value of the Convertible Preferred Stock to its current redemption value of $110,417,000, which includes $9,822,000 of cumulative dividends paid in kind and $595,000 of accumulated and unpaid dividends. As such, a total adjustment of $5,213,000 to increase the carrying value of the Convertible Preferred Stock was recorded against retained earnings during the nine months ended April 30, 2023.

(17)     Stockholders’ Equity

Shelf Registration
On July 13, 2022, we filed a $200,000,000 shelf registration statement with the SEC for the sale of various types of securities, including debt securities. This shelf registration statement was declared effective by the SEC as of July 25, 2022 and expires on July 25, 2025. To-date, we have not issued any securities pursuant to our $200,000,000 shelf registration statement.

Common Stock Repurchase Program
On September 29, 2020, our Board of Directors authorized a new $100,000,000 stock repurchase program, which replaced our prior program. The new $100,000,000 stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases of our common stock during the nine months ended April 30, 2023 or 2022.

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

We have also entered into legacy change of control agreements prior to 2022 with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of the Company or termination of the employee.

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

Index
We manage our business through two reportable operating segments:

•Satellite and Space Communications - is organized into four technology areas: satellite modem technologies and amplifier technologies, troposcatter and SATCOM solutions, space components and antennas, and high-power amplifiers and switches technologies. This segment offers customers: satellite ground station technologies, services and system integration that facilitate the transmission of voice, video and data over GEO, MEO and LEO satellite constellations, including solid-state and traveling wave tube power amplifiers, modems, VSAT platforms and frequency converters; satellite communications and tracking antenna systems, including high precision full motion fixed and mobile X/Y tracking antennas, RF feeds, reflectors and radomes; over-the-horizon microwave equipment that can transmit digitized voice, video, and data over distances up to 200 miles using the troposphere and diffraction, including the Comtech COMET™; solid-state, RF microwave high-power amplifiers and control components designed for radar, electronic warfare, data link, medical and aviation applications; and procurement and supply chain management of high reliability Electrical, Electronic and Electromechanical ("EEE") parts for satellite, launch vehicle and manned space applications.

•Terrestrial and Wireless Networks - is organized into three service areas: next generation 911 and call delivery, Solacom call handling solutions, and trusted location and messaging solutions. This segment offers customers SMS text to 911 services, providing alternate paths for individuals who need to request assistance (via text messaging) a method to reach Public Safety Answering Points ("PSAPs"); next generation 911 solutions, providing emergency call routing, location validation, policy-based routing rules, logging and security functionality; Emergency Services IP Network transport infrastructure for emergency services communications and support of next generation 911 services; call handling applications for PSAPs; wireless emergency alerts solutions for network operators; and software and equipment for location-based and text messaging services for various applications, including for public safety, commercial and government services.

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

Revenue Recognition. In accordance with FASB ASC 606 - Revenue from Contracts with Customers ("ASC 606"), we record revenue in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. See "Notes to Condensed Consolidated Financial Statements - Note (3) - Revenue Recognition" for further information.

Impairment of Goodwill and Other Intangible Assets. As of April 30, 2023, total goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $347.7 million (of which $173.6 million relates to our Satellite and Space Communications segment and $174.1 million relates to our Terrestrial and Wireless Networks segment). Additionally, as of April 30, 2023, net intangibles recorded on our Condensed Consolidated Balance Sheet aggregated $231.3 million (of which $66.9 million relates to our Satellite and Space Communications segment and $164.4 million relates to our Terrestrial and Wireless Networks segment). For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, our Satellite and Space Communications and Terrestrial and Wireless Networks segments each constitute a reporting unit and we must make various assumptions in determining their estimated fair values. See "Notes to Condensed Consolidated Financial Statements - Note (14) - Goodwill and Note (15) - Intangible Assets" for further information.

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

Our U.S. federal income tax returns for fiscal 2020 through 2022 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2018 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

Fiscal 2023: Third Quarter Highlights and Business Outlook

Financial highlights for the third quarter of fiscal 2023 include:

•Consolidated net sales were $136.3 million, up 1.9% sequentially from the second quarter of fiscal 2023 and up 11.6% from the third quarter of fiscal 2022;

•Gross margin was 31.7%, compared to 34.3% in our second quarter of fiscal 2023 and 38.2% in our third quarter of fiscal 2022;

•GAAP net loss attributable to common stockholders was $9.2 million, and included $4.1 million of restructuring costs and $1.0 million of strategic emerging technology costs for next-generation satellite technology;

•GAAP EPS loss of $0.33 and Non-GAAP EPS income of $0.11;

•Adjusted EBITDA (a Non-GAAP financial measure discussed below) of $12.5 million, or 9.2% of consolidated net sales, a sequential increase from the $11.3 million, or 8.5% of consolidated net sales for the second quarter of fiscal 2023;

•New bookings (also referred to as orders) of $102.8 million, representing a quarterly book-to-bill ratio of 0.75x (a measure defined as bookings divided by net sales);

•Backlog of $668.4 million as of April 30, 2023, compared to $702.0 million as of January 31, 2023 and $602.3 million as of April 30, 2022;

•Revenue visibility of approximately $1.1 billion. We measure this revenue visibility as the sum of our $668.4 million of funded backlog, plus the total unfunded value of certain multi-year contracts that we have received and from which we expect future orders; and

•Cash flows provided by operating activities of $16.6 million.

Non-GAAP financial measures discussed above are reconciled to the most directly comparable GAAP financial measures in the table included in the below section "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended April 30, 2023 and 2022" and "Comparison of the Results of Operations for the Nine Months Ended April 30, 2023 and 2022."

Index
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

In our third quarter of fiscal 2023, as part of our comprehensive and company-wide "people strategy," we continued to enhance our leadership team with key appointments designed to maximize our ability to compete and deliver across our global market segments. In April 2023, Donald Walther was appointed as Comtech’s new Chief Legal Officer and Nicole Robinson was appointed as Chief Strategy Officer. Mr. Walther has significant technology and aerospace industry experience in both public and private companies in the commercial and defense sectors with his previous experience at ITT Inc. and the Boeing Company. He will focus on ensuring Comtech's competitive differentiation through contracts is preserved and protected. Prior to joining Comtech, Ms. Robinson served as President of Ursa Space Systems, a leading satellite intelligence and data analytics provider. Ms. Robinson also served as Senior Vice President of Global Government for SES, one of the largest commercial satellite operators in the world. Ms. Robinson will focus on creating and implementing priority space business pursuits; oversee the development and implementation of new technologies; orchestrate global growth initiatives and lead other priorities related to geospatial imagery and data, as well as space communications in both U.S. and international markets.

Notably, our people strategy extends beyond the organic development of our talent pipeline and the addition of proven leaders to our team. Our strategy also includes regular assessments of the capabilities, experiences and skill sets of our Board members to ensure continued alignment with our short and long-term goals and objectives. To that end, we are very excited to have both Lieutenant General (Retired) Bruce T. Crawford and the Honorable Ellen M. Lord join our Board of Directors, effective June 15, 2023.

As planned, during the three months ended April 30, 2023, we completed our migration to our new 146,000 square-foot facility in Chandler, Arizona. We also continued to integrate our individual businesses into two segments and improve operational performance. This transformation has provided insight into opportunities to manage costs, streamline operations, improve efficiency, and accelerate decision making by eliminating management layers and other redundancies – resulting in a reduction in our workforce and the implementation of other lean initiatives during our third and fourth quarters of fiscal 2023. Severance costs relating to these actions are not anticipated to be material to our results of operations. We believe that these actions will further streamline and optimize our organization and cost structure as we approach the start of our fiscal 2024.

Over the past several months, we established EVOKE as Comtech’s innovation foundry, which is dedicated to creating and accelerating transformational changes in global technologies. We believe that EVOKE will enhance our existing technologies and service offerings (e.g., cloud-native satellite ecosystems, 5G advanced services and “as-a-service” business models) as well as allow us to pioneer entirely new ideas and opportunities with the benefit of multiple perspectives, industry backgrounds and areas of expertise. During our third quarter of fiscal 2023, we were pleased to announce that we added several new partners to EVOKE’s growing roster, including Aarna Networks, Descartes Labs, Inc. and WishKnish Corp. By combining Aarna Networks’ technologies with Comtech’s Dynamic Cloud Platform, the companies anticipate enabling customers to easily add and manage a variety of open architecture cloud-based applications across private, hybrid and public networks, in both terrestrial and non-terrestrial environments. Descartes Labs will work with Comtech to infuse the power of artificial intelligence, machine learning, predictive intelligence and insight monitoring across Comtech’s product offerings. We plan to collaborate with WishKnish on integrating highly secure, flexible distributed ledger (blockchain) technologies across diverse commercial and government applications.

As we enter the fourth quarter of fiscal 2023, business conditions continue to be challenging, and the operating environment is largely unpredictable, including factors such as inflation, rising interest rates, the repercussions of the military conflict between Russia and Ukraine and a potential global recession. Order and production delays, disruptions in component availability, increased pricing both for labor and parts, lower levels of factory utilization and higher logistics and operational costs are also continuing to impact our business.

Nevertheless, despite these business conditions and resulting challenges and although we anticipate some variability from time to time as we move through our One Comtech transformational change, for our fourth quarter of fiscal 2023, we are targeting consolidated net sales to sequentially increase approximately 2.0% to 4.0% and for our consolidated Adjusted EBITDA margin to range between 9.5% and 10.5%.

Index
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

Additional information related to our Business Outlook for fiscal 2023 and a definition and explanation of Adjusted EBITDA is included in the below section "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended April 30, 2023 and 2022" and "Comparison of the Results of Operations for the Nine Months Ended April 30, 2023 and 2022."

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2023 AND 2022

Net Sales. Consolidated net sales were $136.3 million and $122.1 million for the three months ended April 30, 2023 and 2022, respectively, representing an increase of $14.2 million, or 11.6%. The period-over-period increase in net sales primarily reflects significantly higher net sales in our Satellite and Space Communications segment, as further discussed below.

Satellite and Space Communications
Net sales in our Satellite and Space Communications segment were $82.2 million for the three months ended April 30, 2023 as compared to $69.2 million for the three months ended April 30, 2022, an increase of $13.0 million or 18.9%. Net sales for the three months ended April 30, 2023 primarily reflect significantly higher net sales of our troposcatter and SATCOM solutions to U.S. government customers (including VSAT equipment for the U.S. Army, progress toward delivering next-generation troposcatter terminals to the U.S. Marine Corps and delivery of our COMETTM troposcatter terminals to an international customer), offset in part by lower sales of our satellite ground station technologies, solid-state, RF microwave high-power amplifiers and control components and high reliability EEE satellite-based space components. Our Satellite and Space Communications segment represented 60.3% of consolidated net sales for the three months ended April 30, 2023 as compared to 56.6% for the three months ended April 30, 2022. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the three months ended April 30, 2023 was 0.94x.

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

Terrestrial and Wireless Networks
Net sales in our Terrestrial and Wireless Networks segment were $54.1 million for the three months ended April 30, 2023, as compared to $53.0 million for the three months ended April 30, 2022, an increase of $1.1 million, or 2.1%. Net sales in the three months ended April 30, 2023 reflect higher sales of our NG-911 solutions and services, offset in part by lower sales of our trusted location and messaging solutions. Our Terrestrial and Wireless Networks segment represented 39.7% of consolidated net sales for the three months ended April 30, 2023 as compared to 43.4% for the three months ended April 30, 2022. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the three months ended April 30, 2023 was 0.47x.

Bookings, sales and profitability in our Terrestrial and Wireless Networks segment can fluctuate from period-to-period due to many factors, including changes in the general business environment. Period-to-period fluctuations in bookings are normal for this segment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Index
Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the three months ended April 30, 2023 and 2022 are as follows:

	Three months ended April 30,
	2023	2022	2023	2022	2023	2022
	Satellite and Space Communications		Terrestrial and Wireless Networks		Consolidated
U.S. government	47.1%	39.8%	1.6%	1.8%	29.1%	23.3%
Domestic	14.8%	17.6%	87.9%	89.0%	43.8%	48.6%
Total U.S.	61.9%	57.4%	89.5%	90.8%	72.9%	71.9%

International	38.1%	42.6%	10.5%	9.2%	27.1%	28.1%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. No commercial customer accounted for greater than 10% of consolidated net sales for the three months ended April 30, 2023. Included in domestic sales are sales to Verizon, which accounted for 10.6% of consolidated net sales for the three months ended April 30, 2022.

International sales for the three months ended April 30, 2023 and 2022 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $37.0 million and $34.3 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for the three months ended April 30, 2023 and 2022.

Gross Profit. Gross profit was $43.1 million and $46.7 million for the three months ended April 30, 2023 and 2022, respectively. Gross profit, as a percentage of consolidated net sales, for the three months ended April 30, 2023 was 31.7% as compared to 38.2% for the three months ended April 30, 2022. Our gross profit (both in dollars and as a percentage of consolidated net sales) reflects an increase in net sales and overall product mix changes, including significantly higher net sales of our troposcatter and SATCOM solutions to U.S. government customers, as discussed above. Our gross profit in both periods reflects start-up costs associated with the opening of our new high-volume technology manufacturing centers, as well as increased costs resulting from the ongoing impacts of the COVID-19 pandemic and inflationary pressures. In addition, gross profit during the three months ended April 30, 2022 reflects a lower provision for warranty obligations in light of the reduced level of sales activity during that period. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Satellite and Space Communications segment's gross profit, as a percentage of related segment net sales, for the three months ended April 30, 2023 decreased in comparison to the three months ended April 30, 2022 and reflects changes in product and services mix, as discussed above. Also, during the three months ended April 30, 2022, we incurred $0.1 million of incremental operating costs related to our antenna facility located in the United Kingdom due to the impact of the COVID-19 pandemic. Similar operating costs were not incurred in the three months ended April 30, 2023.

Our Terrestrial and Wireless Networks segment's gross profit, as a percentage of related segment net sales, for the three months ended April 30, 2023 decreased in comparison to the three months ended April 30, 2022. The gross profit percentage in the most recent quarter primarily reflects changes in products and services mix, as discussed above.

Included in consolidated cost of sales for the three months ended April 30, 2023 and 2022 are provisions for excess and obsolete inventory of $1.5 million and $1.1 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends.

Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast.

Index
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $31.4 million and $27.6 million for the three months ended April 30, 2023 and 2022, respectively. As a percentage of consolidated net sales, selling, general and administrative expenses were 23.0% and 22.6% for the three months ended April 30, 2023 and 2022, respectively.

During the three months ended April 30, 2023 and 2022, we incurred $4.1 million and $1.6 million, respectively, of restructuring costs primarily to streamline our operations and improve efficiency, including severance and costs related to the relocation of certain of our satellite ground station production facilities to our new 146,000 square foot facility in Chandler, Arizona. Excluding restructuring costs, selling, general and administrative expenses for the three months ended April 30, 2023 and 2022 would have been $27.3 million, or 20.0%, and $26.0 million, or 21.3%, respectively, of consolidated net sales. The decrease in our selling, general and administrative expenses, as a percentage of consolidated net sales, is primarily due to higher consolidated net sales, as discussed above. Our selling, general and administrative expenses in the most recent period also reflect higher labor costs associated with a tight global labor market, increased investments in marketing, including new social media activities, and other investments we are making to achieve our long-term business goals. Such spending is expected to continue throughout the remainder of fiscal 2023.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $3.9 million in the three months ended April 30, 2023 as compared to $0.9 million in the three months ended April 30, 2022. Such increase reflects our assumption that fully vested, unrestricted share units will be granted to certain employees in lieu of fiscal 2023 non-equity incentive compensation. In fiscal 2022 and prior years, fully vested share units granted to certain employees in lieu of non-equity incentive compensation would not be settled until the one-year anniversary of the grant date. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Research and Development Expenses. Research and development expenses were $11.7 million and $14.3 million for the three months ended April 30, 2023 and 2022, respectively. As a percentage of consolidated net sales, research and development expenses were 8.6% and 11.7% for the three months ended April 30, 2023 and 2022, respectively.

For the three months ended April 30, 2023 and 2022, research and development expenses of $5.3 million and $7.4 million, respectively, related to our Satellite and Space Communications segment, and $6.3 million and $6.8 million, respectively, related to our Terrestrial and Wireless Networks segment. The remaining research and development expenses of $0.1 million in both the three months ended April 30, 2023 and 2022 related to the amortization of stock-based compensation expense.

During the three months ended April 30, 2023 and 2022, we incurred $1.0 million and $0.9 million, respectively, of strategic emerging technology costs in our Satellite and Space Communications segment for next-generation satellite technology to advance our solutions offerings to be used with new broadband satellite constellations. We are evaluating this new market in relation to our long-term business strategies, and we may incur additional costs in the future.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended April 30, 2023 and 2022, customers reimbursed us $4.5 million and $2.7 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives for both the three months ended April 30, 2023 and 2022 was $5.3 million (of which $1.8 million was for the Satellite and Space Communications segment and $3.5 million was for the Terrestrial and Wireless Networks segment).

Operating Income (Loss). Operating loss for the three months ended April 30, 2023 and 2022 was $5.3 and $0.6 million, respectively. Operating income (loss) by reportable segment is shown in the table below:

	Three months ended April 30,
	2023	2022	2023	2022	2023	2022	2023	2022
($ in millions)	Satellite and Space Communications		Terrestrial and Wireless Networks		Unallocated		Consolidated
Operating income (loss)	$0.1	(0.1)	3.1	4.6	(8.5)	(5.1)	$(5.3)	(0.6)
Percentage of related net sales	0.1%	NA	5.8%	8.7%	NA	NA	NA	NA

Index
Our GAAP operating loss of $5.3 million for the three months ended April 30, 2023 reflects: (i) $5.3 million of amortization of intangibles; (ii) $4.1 million of restructuring costs (of which $2.2 million, $0.5 million and $1.4 million related to our Satellite and Space Communications, Terrestrial and Wireless Networks and Unallocated segments, respectively); (iii) $4.1 million of amortization of stock-based compensation; (iv) $1.0 million of strategic emerging technology costs; and (v) $0.2 million of amortization of cost to fulfill assets, as discussed above. Excluding such items, our consolidated operating income for the three months ended April 30, 2023 would have been $9.6 million. Our GAAP operating loss of $0.6 million for the three months ended April 30, 2022 reflects: (i) $5.3 million of amortization of intangibles; (ii) $1.6 million of restructuring costs (all of which related to our Satellite and Space Communications segment); (iii) $1.1 million of amortization of stock-based compensation; (iv) $0.9 million of strategic emerging technology costs; (v) $0.2 million of amortization of cost to fulfill assets; and (vi) $0.1 million of incremental operating costs due to the impact of COVID-19, as discussed above. Excluding such items, our consolidated operating income for the three months ended April 30, 2022 would have been $8.7 million. The increase in operating income, excluding the above items, from $8.7 million to $9.6 million for the most recent period reflects the benefit of our One Comtech lean initiatives implemented through April 30, 2023, offset in part by a lower gross profit percentage on higher net sales, as discussed above. Operating income (loss) by reportable segment is further discussed below.

The slight increase in our Satellite and Space Communications segment operating income, both in dollars and as a percentage of related segment net sales, for the three months ended April 30, 2023 was driven primarily by lower research and development expenses, offset in part by a lower gross profit percentage on significantly higher related segment net sales and higher restructuring costs, as discussed above.

The decrease in our Terrestrial and Wireless Networks segment operating income, both in dollars and as a percentage of related segment net sales, for the three months ended April 30, 2023 was driven primarily by a lower gross profit percentage on higher related segment net sales, offset in part by lower research and development expenses, as discussed above.

Excluding the impact of its respective portion of restructuring charges, Unallocated expenses for the three months ended April 30, 2023 would have been $7.1 million, as compared to $5.1 million for the three months ended April 30, 2022. The increase in Unallocated expenses, excluding such items, was primarily due to our increased investments in marketing, including new social media activities, and other investments we are making to achieve our long-term business goals.

Interest Expense and Other. Interest expense was $4.4 million and $1.0 million for the three months ended April 30, 2023 and 2022, respectively. The increase is due to a higher average debt balance outstanding during the most recent quarter, as well as higher interest rates under our Credit Facility that we entered into in November 2022. Our effective interest rate (including amortization of deferred financing costs) in the three months ended April 30, 2023 was approximately 10.1%, as compared to 3.3% in the prior year period. Our current cash borrowing rate (which excludes the amortization of deferred financing costs) under our Credit Facility approximates 8.9%, as compared to 2.5% in the prior year period.

Interest (Income) and Other. Interest (income) and other for both the three months ended April 30, 2023 and 2022 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Change in Fair Value of Convertible Preferred Stock Purchase Option Liability. During the three months ended April 30, 2022, we recorded a $0.3 million non-cash benefit from the remeasurement of the convertible preferred stock purchase option liability. There was no similar adjustment during the three months ended April 30, 2023. See "Notes to Condensed Consolidated Financial Statements - Note (16) - Convertible Preferred Stock" for more information.

Benefit from Income Taxes. For the three months ended April 30, 2023 and 2022, we recorded a tax benefit of $2.9 million and $0.8 million, respectively. Our effective tax rate (excluding discrete tax items) for the three months ended April 30, 2023 and 2022 was 14.25% and 28.25%, respectively. The decrease in the rate is primarily due to the recognition of a valuation allowance in a foreign jurisdiction.

For purposes of determining our 14.25% estimated annual effective tax rate for fiscal 2023, CEO transition costs are considered significant, unusual or infrequently occurring discrete tax items and are excluded from the computation of our effective tax rate.

During the three months ended April 30, 2023, we recorded a net discrete tax benefit of $1.2 million primarily related to the reversal of tax contingencies no longer required due to the expiration of applicable statute of limitations, offset in part by the finalization of certain tax accounts in connection with our fiscal 2022 federal income tax return. During the three months ended April 30, 2022, we recorded a net discrete tax expense of $0.2 million, primarily related to the expiration of equity based awards, offset in part by the finalization of certain tax accounts in connection with our fiscal 2021 federal income tax return.

Index
Our U.S. federal income tax returns for fiscal 2020 through 2022 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2018 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Loss Attributable to Common Stockholders. During the three months ended April 30, 2023 and 2022, consolidated net loss attributable to common stockholders was $9.2 million and $1.7 million, respectively.

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the three months ended April 30, 2023 and 2022 are shown in the table below with a reconciliation to net income (numbers in the table may not foot due to rounding):

	Three months ended April 30,
	2023	2022	2023	2022	2023	2022	2023	2022
($ in millions)	Satellite and Space Communications		Terrestrial and Wireless Networks		Unallocated		Consolidated
Net income (loss)	$0.7	0.3	2.9	4.5	(11.0)	(4.8)	$(7.5)	—
(Benefit from) provision for income taxes	(1.2)	0.1	0.1	0.1	(1.8)	(0.9)	(2.9)	(0.8)
Interest expense	—	—	—	—	4.4	1.0	4.4	1.0
Interest (income) and other	0.6	(0.5)	0.2	—	—	—	0.7	(0.4)
Change in fair value of convertible preferred stock purchase option liability	—	—	—	—	—	(0.3)	—	(0.3)
Amortization of stock-based compensation	—	—	—	—	4.1	1.1	4.1	1.1
Amortization of intangibles	1.8	1.8	3.5	3.5	—	—	5.3	5.3
Depreciation	1.0	0.8	1.9	1.6	—	—	3.0	2.5
Amortization of cost to fulfill assets	0.2	0.2	—	—	—	—	0.2	0.2
Restructuring costs	2.2	1.6	0.5	—	1.4	—	4.1	1.6
COVID-19 related costs	—	0.1	—	—	—	—	—	0.1
Strategic emerging technology costs	1.0	0.9	—	—	—	—	1.0	0.9
Adjusted EBITDA	$6.4	5.4	9.2	9.7	(3.0)	(3.9)	$12.5	11.2
Percentage of related net sales	7.7%	7.8%	16.9%	18.4%	NA	NA	9.2%	9.2%

The increase in consolidated Adjusted EBITDA, in dollars, for the three months ended April 30, 2023 as compared to the three months ended April 30, 2022 reflects the benefit of our One Comtech lean initiatives implemented through April 30, 2023, offset in part by a lower gross profit percentage, as discussed above.

The increase in our Satellite and Space Communications segment's Adjusted EBITDA, in dollars, is primarily due to lower research and development expenses, offset in part by a lower gross profit percentage on significantly higher related segment net sales, as discussed above.

The decrease in our Terrestrial and Wireless Networks segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, is primarily due to a lower gross profit percentage on higher related segment net sales, offset in part by lower selling, general and administrative and research and development expenses, as discussed above.

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

These Non-GAAP financial measures have limitations as an analytical tool as they exclude the financial impact of transactions necessary to conduct our business, such as the granting of equity compensation awards, and are not intended to be an alternative to financial measures prepared in accordance with GAAP. These measures are adjusted as described in the reconciliation of GAAP to Non-GAAP measures in the tables presented herein, but these adjustments should not be construed as an inference that all of these adjustments or costs are unusual, infrequent or non-recurring. Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures determined in accordance with GAAP. Investors are advised to carefully review the GAAP financial results that are disclosed in our SEC filings. We have not quantitatively reconciled our fourth quarter fiscal 2023 Adjusted EBITDA target to the most directly comparable GAAP measure because items such as stock-based compensation, adjustments to the provision for income taxes, amortization of intangibles and interest expense, which are specific items that impact these measures, have not yet occurred, are out of our control, or cannot be predicted. For example, quantification of stock-based compensation expense requires inputs such as the number of shares granted and market price that are not currently ascertainable. Accordingly, reconciliations to the Non-GAAP forward looking metrics are not available without unreasonable effort and such unavailable reconciling items could significantly impact our financial results.

Index
Reconciliations of our GAAP consolidated operating (loss) income, net (loss) income attributable to common stockholders and net (loss) income per diluted common share for the three months ended April 30, 2023 and 2022 to the corresponding Non-GAAP measures are shown in the tables below (numbers and per share amounts in the tables may not foot due to rounding). Non-GAAP net (loss) income attributable to common stockholders and non-GAAP net (loss) income per diluted common share reflect Non-GAAP provisions for income taxes based on year-to-date results, as adjusted for the Non-GAAP reconciling items included in the tables below. We evaluate our Non-GAAP effective income tax rate on an ongoing basis, and it can change from time to time. Our Non-GAAP effective income tax rate can differ materially from our GAAP effective income tax rate. In addition, due to the GAAP net loss for the period, Non-GAAP net (loss) income per diluted common share for the three months ended April 30, 2023 and 2022 was computed using weighted average diluted shares outstanding of 28,498,000 and 27,225,000, respectively, during the period.

	Three months ended April 30, 2023
($ in millions, except for per share amount)	Operating (Loss) Income	Net (Loss) Income Attributable to Common Stockholders	Net (Loss) Income per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(5.3)	$(9.2)	$(0.33)
Adjustments to reflect redemption value of convertible preferred stock	—	1.8	0.06
Amortization of intangibles	5.3	4.1	0.15
Amortization of stock-based compensation	4.1	3.2	0.11
Restructuring costs	4.1	3.2	0.11
Strategic emerging technology costs	1.0	0.9	0.03
Amortization of costs to fulfill assets	0.2	0.2	0.01
Net discrete tax benefit	—	(1.2)	(0.04)
Non-GAAP measures	$9.6	$3.0	$0.11

	Three months ended April 30, 2022
($ in millions, except for per share amount)	Operating (Loss) Income	Net (Loss) Income Attributable to Common Stockholders	Net (Loss) Income per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(0.6)	$(1.7)	$(0.06)
Adjustments to reflect redemption value of convertible preferred stock	—	1.7	0.06
Amortization of intangibles	5.3	4.1	0.15
Amortization of stock-based compensation	1.1	0.8	0.03
Restructuring costs	1.6	1.1	0.04
Strategic emerging technology costs	0.9	0.7	0.03
Amortization of costs to fulfill assets	0.2	0.2	0.01
COVID-19 related costs	0.1	0.1	—
Change in fair value of convertible preferred stock purchase option liability	—	(0.3)	(0.01)
Net discrete tax expense	—	0.2	0.01
Non-GAAP measures	$8.7	$6.9	$0.25

Index

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2023 AND 2022

Net Sales. Consolidated net sales were $401.2 million and $359.3 million for the nine months ended April 30, 2023 and 2022, respectively, representing an increase of $41.9 million, or 11.7%. The period-over-period increase in consolidated net sales primarily reflects significantly higher net sales in our Satellite and Space Communications segment, as further discussed below.

Satellite and Space Communications
Net sales in our Satellite and Space Communications segment were $243.5 million for the nine months ended April 30, 2023 as compared to $202.9 million for the nine months ended April 30, 2022, an increase of $40.6 million or 20.0%. Related segment net sales for the nine months ended April 30, 2023 primarily reflect significantly higher net sales of our troposcatter and SATCOM solutions to U.S. government customers (including delivery of our COMETTM troposcatter terminals to international customers, VSAT equipment for the U.S. Army and progress toward delivering next-generation troposcatter terminals to the U.S. Marine Corps) and satellite ground station technologies, offset in part by lower sales of our solid-state, RF microwave high-power amplifiers and control components and high reliability EEE satellite-based space components. Our Satellite and Space Communications segment represented 60.7% of consolidated net sales for the nine months ended April 30, 2023 as compared to 56.5% for the nine months ended April 30, 2022. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the nine months ended April 30, 2023 was 1.44x.

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

Terrestrial and Wireless Networks
Net sales in our Terrestrial and Wireless Networks segment were $157.7 million for the nine months ended April 30, 2023, as compared to $156.4 million for the nine months ended April 30, 2022, an increase of $1.3 million, or 0.8%. Related segment net sales for the nine months ended April 30, 2023 primarily reflect higher sales of our NG-911 solutions and services, offset in part by lower sales of our trusted location and messaging solutions and cyber security training services. Our Terrestrial and Wireless Networks segment represented 39.3% of consolidated net sales for the nine months ended April 30, 2023 as compared to 43.5% for the nine months ended April 30, 2022. Our book-to-bill ratio in this segment for the nine months ended April 30, 2023 was 0.64x.

Bookings, sales and profitability in our Terrestrial and Wireless Networks segment can fluctuate from period-to-period due to many factors, including changes in the general business environment. Period-to-period fluctuations in bookings are normal for this segment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the nine months ended April 30, 2023 and 2022 are as follows:

	Nine months ended April 30,
	2023	2022	2023	2022	2023	2022
	Satellite and Space Communications		Terrestrial and Wireless Networks		Consolidated
U.S. government	48.7%	45.6%	1.8%	2.3%	30.3%	26.8%
Domestic	17.2%	17.4%	89.8%	88.2%	45.7%	48.2%
Total U.S.	65.9%	63.0%	91.6%	90.5%	76.0%	75.0%

International	34.1%	37.0%	8.4%	9.5%	24.0%	25.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the DoD, intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales are sales to Verizon, which accounted for 11.2% and 11.1% of consolidated net sales for the nine months ended April 30, 2023 and 2022, respectively.

Index
International sales for the nine months ended April 30, 2023 and 2022 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $96.2 million and $89.9 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for the nine months ended April 30, 2023 and 2022.

Gross Profit. Gross profit was $135.9 million and $134.3 million for the nine months ended April 30, 2023 and 2022, respectively, an increase of $1.6 million. Gross profit, as a percentage of consolidated net sales, for the nine months ended April 30, 2023 was 33.9% as compared to 37.4% for the nine months ended April 30, 2022. Our gross profit (both in dollars and as a percentage of consolidated net sales) reflects an increase in net sales and overall product mix changes, including significantly higher net sales of our troposcatter and SATCOM solutions to U.S. government customers, as discussed above. In addition, during the nine months ended April 30, 2023 and 2022, respectively, we recorded a $1.5 million and $2.5 million benefit to cost of sales as we reduced a warranty accrual due to lower than expected warranty claims in our NG-911 product line. Our gross profit in both periods reflects start-up costs associated with the opening of our new high-volume technology manufacturing centers, as well as increased costs resulting from the ongoing impacts of the COVID-19 pandemic and inflationary pressures. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Satellite and Space Communications segment's gross profit, as a percentage of related segment net sales, for the nine months ended April 30, 2023 is comparable to the nine months ended April 30, 2022 and reflects changes in products and services mix, as discussed above. Also, during the nine months ended April 30, 2022, we incurred $1.1 million of incremental operating costs related to our antenna facility located in the United Kingdom due to the impact of the COVID-19 pandemic. Similar operating costs were not incurred in the nine months ended April 30, 2023.

Our Terrestrial and Wireless Networks segment's gross profit, as a percentage of related segment net sales, for the nine months ended April 30, 2023 decreased in comparison to the nine months ended April 30, 2022. The gross profit percentage in the most recent nine-month period primarily reflects changes in products and services mix, as discussed above.

Included in consolidated cost of sales for the nine months ended April 30, 2023 and 2022 are provisions for excess and obsolete inventory of $2.8 million and $3.3 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends.

Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $89.6 million and $85.7 million for the nine months ended April 30, 2023 and 2022, respectively. As a percentage of consolidated net sales, selling, general and administrative expenses were 22.3% and 23.9% for the nine months ended April 30, 2023 and 2022, respectively.

During the nine months ended April 30, 2023 and 2022, we incurred $7.0 million and $4.0 million, respectively, of restructuring costs primarily to streamline our operations and improve efficiency, including severance and costs related to the relocation of certain of our satellite ground station production facilities to our new 146,000 square foot facility in Chandler, Arizona. Excluding restructuring costs, selling, general and administrative expenses for the nine months ended April 30, 2023 and 2022 would have been $82.6 million or 20.6% and $81.7 million or 22.7%, respectively, of consolidated net sales. The decrease in our selling, general and administrative expenses, as a percentage of consolidated net sales, is primarily due to higher consolidated net sales, as discussed above. Our selling, general and administrative expenses in the most recent period also reflect higher labor costs associated with a tight global labor market, increased investments in marketing, including new social media activities and other investments we are making to achieve our long-term business goals. Such spending is expected to continue throughout the remainder of fiscal 2023.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $5.6 million in the nine months ended April 30, 2023 as compared to $3.5 million in the nine months ended April 30, 2022. The most recent period reflects our assumption that fully vested, unrestricted share units will be granted to certain employees in lieu of fiscal 2023 non-equity incentive compensation. In fiscal 2022 and prior years, fully vested share units granted to certain employees in lieu of non-equity incentive compensation would not be settled until the one-year anniversary of the grant date. Amortization of stock-based compensation expense for the prior year period includes $0.8 million related to the retirement, in December 2021, of three long-standing members of the Board of Directors. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Index
Research and Development Expenses. Research and development expenses were $36.9 million and $39.4 million for the nine months ended April 30, 2023 and 2022, respectively, representing a decrease of $2.5 million or 6.4%. As a percentage of consolidated net sales, research and development expenses were 9.2% and 11.0% for the nine months ended April 30, 2023 and 2022, respectively.

For the nine months ended April 30, 2023 and 2022, research and development expenses of $17.3 million and $20.6 million, respectively, related to our Satellite and Space Communications segment and $19.3 million and $18.5 million, respectively, related to our Terrestrial and Wireless Networks segment. The remaining research and development expenses of $0.3 million in both the nine months ended April 30, 2023 and 2022, respectively, related to the amortization of stock-based compensation expense.

During the nine months ended April 30, 2023 and 2022, we incurred $2.5 million and $0.9 million, respectively, of strategic emerging technology costs in our Satellite and Space Communications segment for next-generation satellite technology to advance our solutions offerings to be used with new broadband satellite constellations. We are evaluating this new market in relation to our long-term business strategies, and we may incur additional costs in the future.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the nine months ended April 30, 2023 and 2022, customers reimbursed us $10.1 million and $8.0 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives for both the nine months ended April 30, 2023 and 2022 was $16.0 million (of which $5.5 million was for the Satellite and Space Communications segment and $10.5 million was for the Terrestrial and Wireless Networks segment).

Proxy Solicitation Costs. During the nine months ended April 30, 2022, we incurred $11.2 million of proxy solicitation costs (including legal and advisory fees and costs associated with a related lawsuit) in our Unallocated segment as a result of a now settled proxy contest initiated by a shareholder. During our first quarter of fiscal 2022, we also entered into a Cooperation Agreement with such shareholder. There were no similar costs during the nine months ended April 30, 2023.

CEO Transition Costs. CEO transition costs were $9.1 million for the nine months ended April 30, 2023. On August 9, 2022, our Board of Directors appointed our Chairman of the Board, Mr. Peterman, as President and CEO. Transition costs related to our former President and CEO, Mr. Porcelain, pursuant to his separation agreement with the Company, were $7.4 million, of which $3.8 million related to the acceleration of unamortized stock-based compensation, with the remaining $3.6 million related to his severance payments and benefits upon termination of employment. The cash portion of the transition costs of $3.6 million was paid to Mr. Porcelain in October 2022. Also, in connection with Mr. Peterman entering into an employment agreement with the Company, effective as of August 9, 2022, we incurred a $1.0 million expense related to a cash sign-on bonus, which was paid in January 2023. CEO transition costs related to Mr. Porcelain and Mr. Peterman were expensed in our Unallocated segment.

CEO transition costs were $13.6 million for the nine months ended April 30, 2022 and related to our former CEO, Fred Kornberg. Of such amount, $10.3 million related to Mr. Kornberg's severance payments and benefits upon termination of his employment; the remainder related to him agreeing to serve as a Senior Technology Advisor for a minimum of two years. CEO transition costs related to Mr. Kornberg were expensed in our Unallocated segment.

Operating Income (Loss). Operating loss for the nine months ended April 30, 2023 and 2022 was $15.8 million and $31.7 million, respectively. Operating income (loss) by reportable segment is shown in the table below:

	Nine months ended April 30,
	2023	2022	2023	2022	2023	2022	2023	2022
($ in millions)	Satellite and Space Communications		Terrestrial and Wireless Networks		Unallocated		Consolidated
Operating income (loss)	$8.4	(7.9)	7.2	17.6	(31.4)	(41.4)	$(15.8)	(31.7)
Percentage of related net sales	3.4%	NA	4.6%	11.2%	NA	NA	NA	NA

Index
Our GAAP operating loss of $15.8 million for the nine months ended April 30, 2023 reflects: (i) $16.0 million of amortization of intangibles; (ii) $9.1 million of CEO transition costs; (iii) $7.0 million of restructuring costs (of which $4.4 million, $0.5 million and $2.1 million related to our Satellite and Space Communications, Terrestrial and Wireless Networks and Unallocated segments, respectively); (iv) $6.3 million of amortization of stock-based compensation; (v) $2.5 million of strategic emerging technology costs; and (vi) $0.7 million of amortization of cost to fulfill assets, as discussed above. Excluding such items, our consolidated operating income for the nine months ended April 30, 2023 would have been $25.9 million, or 6.4% of consolidated net sales.

Our GAAP operating loss of $31.7 million for the nine months ended April 30, 2022 reflects: (i) $16.0 million of amortization of intangibles; (ii) $13.6 million of CEO transition costs; (iii) $11.2 million of proxy solicitation costs; (iv) $4.0 million of restructuring costs (all of which related to our Satellite and Space Communications segment); (v) $4.0 million of amortization of stock-based compensation; (vi) $1.1 million of incremental operating costs due to the impact of COVID-19; (vii) $0.9 million of strategic emerging technology costs; and (viii) $0.2 million of amortization of cost to fulfill assets, as discussed above. Excluding such items, our consolidated operating income for the nine months ended April 30, 2022 would have been $19.5 million, or 5.4% of consolidated net sales. The increase in operating income, excluding the above items, from $19.5 million to $25.9 million for the most recent period reflects the benefit of our One Comtech lean initiatives implemented through April 30, 2023 and, to a lesser extent, higher consolidated net sales, as discussed above. Operating income (loss) by reportable segment is further discussed below.

The increase in our Satellite and Space Communications segment operating income, both in dollars and as a percentage of the related segment net sales, for the nine months ended April 30, 2023 was driven primarily by an increase in related segment net sales and lower research and development expenses, as discussed above.

The decrease in our Terrestrial and Wireless Networks segment operating income, both in dollars and as a percentage of the related segment net sales, for the nine months ended April 30, 2023 was driven primarily by changes in products and services mix and higher research and development expenses, as discussed above.

Excluding the impact of CEO transition costs, proxy solicitation costs and its respective portion of restructuring charges, Unallocated expenses for the nine months ended April 30, 2023 would have been $20.2 million, as compared to $16.5 million for the nine months ended April 30, 2022. The increase in Unallocated expenses excluding such items was primarily due to our increased investments in marketing, including new social media activities, and other investments we are making to achieve our long-term business goals.

Interest Expense and Other. Interest expense was $10.4 million and $3.6 million for the nine months ended April 30, 2023 and 2022, respectively. The increase is due to a higher average debt balance outstanding during the most recent period, as well as higher interest rates under our Credit Facility that we entered into in November 2022. Our effective interest rate (including amortization of deferred financing costs) in the nine months ended April 30, 2023 was approximately 8.3%, as compared to 3.2% in the prior year period. Our current cash borrowing rate (which excludes the amortization of deferred financing costs) under our existing Credit Facility approximates 8.9%, as compared to 2.5% in the prior year period.

Interest (Income) and Other. Interest (income) and other for both the nine months ended April 30, 2023 and 2022 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Change in Fair Value of Convertible Preferred Stock Purchase Option Liability. During the nine months ended April 30, 2022, we recorded a $1.0 million non-cash benefit from the remeasurement of the convertible preferred stock purchase option liability. There was no similar adjustment during the nine months ended April 30, 2023. See "Notes to Condensed Consolidated Financial Statements - Note (16) - Convertible Preferred Stock" for more information.

Benefit from Income Taxes. For the nine months ended April 30, 2023 and 2022, we recorded a tax benefit of $3.8 million and $6.1 million, respectively. Our effective tax rate (excluding discrete tax items) for the nine months ended April 30, 2023 and 2022 was 14.25% and 28.25%, respectively. The decrease in the rate is primarily due to the recognition of a valuation allowance in a foreign jurisdiction.

For purposes of determining our 14.25% estimated annual effective tax rate for fiscal 2023, CEO transition costs are considered significant, unusual or infrequently occurring discrete tax items and are excluded from the computation of our effective tax rate.

Index
During the nine months ended April 30, 2023, we recorded a net discrete tax benefit of $1.2 million primarily related to the reversal of tax contingencies no longer required due to the expiration of applicable statute of limitations and the deductible portion of CEO transition costs, offset in part by the settlement of stock-based awards and the finalization of certain tax accounts in connection with our fiscal 2022 federal income tax return. During the nine months ended April 30, 2022, we recorded a net discrete tax benefit of $3.5 million primarily related to proxy solicitation costs, the deductible portion of CEO transition costs and the finalization of certain tax accounts in connection with our fiscal 2021 federal income tax return.

Our U.S. federal income tax returns for fiscal 2020 through 2022 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2018 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Loss Attributable to Common Stockholders. During the nine months ended April 30, 2023 and 2022, consolidated net loss attributable to common stockholders was $28.6 million and $36.4 million, respectively.

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the nine months ended April 30, 2023 and 2022 are shown in the table below (numbers in the table may not foot due to rounding):

	Nine months ended April 30,
	2023	2022	2023	2022	2023	2022	2023	2022
($ in millions)	Satellite and Space Communications		Terrestrial and Wireless Networks		Unallocated		Consolidated
Net income (loss)	$9.6	(7.3)	7.1	17.4	(40.0)	(38.0)	$(23.4)	(27.9)
Benefit from income taxes	(1.8)	(0.5)	(0.2)	—	(1.7)	(5.7)	(3.8)	(6.1)
Interest expense	—	0.1	—	—	10.4	3.5	10.4	3.6
Interest (income) and other	0.6	(0.3)	0.3	0.1	—	(0.1)	0.9	(0.3)
Change in fair value of convertible preferred stock purchase option liability	—	—	—	—	—	(1.0)	—	(1.0)
Amortization of stock-based compensation	—	—	—	—	6.3	4.0	6.3	4.0
Amortization of intangibles	5.5	5.5	10.6	10.6	—	—	16.0	16.0
Depreciation	3.1	2.4	5.6	4.5	0.1	0.2	8.7	7.1
Amortization of cost to fulfill assets	0.7	0.2	—	—	—	—	0.7	0.2
Restructuring costs	4.4	4.0	0.5	—	2.1	—	7.0	4.0
COVID-19 related costs	—	1.1	—	—	—	—	—	1.1
Strategic emerging technology costs	2.5	0.9	—	—	—	—	2.5	0.9
CEO transition costs	—	—	—	—	9.1	13.6	9.1	13.6
Proxy solicitation costs	—	—	—	—	—	11.2	—	11.2
Adjusted EBITDA	$24.5	6.3	23.9	32.6	(13.8)	(12.4)	$34.6	26.5
Percentage of related net sales	10.1%	3.1%	15.2%	20.8%	NA	NA	8.6%	7.4%

The increase in consolidated Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, for the nine months ended April 30, 2023 as compared to the nine months ended April 30, 2022 reflects the benefit of our One Comtech lean initiatives implemented through April 30, 2023, as discussed above.

The increase in our Satellite and Space Communications segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, is primarily due to an increase in related segment net sales and lower research and development expenses, as discussed above.

The decrease in our Terrestrial and Wireless Networks segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, is primarily due to changes in products and services mix and higher research and development expenses, as discussed above.

A reconciliation of our fiscal 2022 GAAP net loss to Adjusted EBITDA, and our definition of Adjusted EBITDA, is presented above in "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended April 30, 2023 and 2022."

Index

Reconciliations of our GAAP consolidated operating (loss) income, net (loss) income attributable to common stockholders and net (loss) income per diluted common share for the nine months ended April 30, 2023 and 2022 to the corresponding Non-GAAP measures are shown in the tables below (numbers and per share amounts in the tables may not foot due to rounding). Non-GAAP net (loss) income attributable to common stockholders and non-GAAP net (loss) income per diluted common share reflect Non-GAAP provisions for income taxes based on year-to-date results, as adjusted for the Non-GAAP reconciling items included in the tables below. We evaluate our Non-GAAP effective income tax rate on an ongoing basis, and it can change from time to time. Our Non-GAAP effective income tax rate can differ materially from our GAAP effective income tax rate. In addition, due to the GAAP net loss for the period, Non-GAAP net (loss) income per diluted common share for the nine months ended April 30, 2023 and 2022 was computed using weighted average diluted shares outstanding of 28,353,000 and 27,160,000 respectively, during the period.

	Nine months ended April 30, 2023
($ in millions, except for per share amount)	Operating (Loss) Income	Net (Loss) Income Attributable to Common Stockholders	Net (Loss) Income per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(15.8)	$(28.6)	$(1.02)
Adjustments to reflect redemption value of convertible preferred stock	—	5.2	0.19
CEO transition costs	9.1	8.6	0.31
Amortization of intangibles	16.0	12.4	0.44
Amortization of stock-based compensation	6.3	4.9	0.18
Restructuring costs	7.0	5.4	0.19
Strategic emerging technology costs	2.5	2.2	0.08
Amortization of cost to fulfill assets	0.7	0.7	0.03
Net discrete tax benefit	—	(0.7)	(0.03)
Non-GAAP measures	$25.9	$10.2	$0.36

	Nine months ended April 30, 2022
($ in millions, except for per share amount)	Operating (Loss) Income	Net (Loss) Income Attributable to Common Stockholders	Net (Loss) Income per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(31.7)	$(36.4)	$(1.37)
Adjustment to reflect redemption value of convertible preferred stock	—	8.5	0.32
CEO transition costs	13.6	13.0	0.49
Proxy solicitation costs	11.2	8.7	0.33
Amortization of intangibles	16.0	12.3	0.45
Amortization of stock-based compensation	4.0	3.1	0.12
Restructuring costs	4.0	3.1	0.12
Strategic emerging technology costs	0.9	0.7	0.03
Amortization of cost to fulfill assets	0.2	0.2	0.01
COVID-19 related costs	1.1	0.9	0.03
Change in fair value of convertible preferred stock purchase option liability	—	(1.0)	(0.04)
Net discrete tax benefit	—	(0.3)	(0.01)
Non-GAAP measures	$19.5	$12.7	$0.47

Index
LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $21.4 million and $21.7 million at April 30, 2023 and July 31, 2022, respectively. For the nine months ended April 30, 2023, our cash flows reflect the following:

•Net cash used in operating activities was $0.2 million for the nine months ended April 30, 2023 as compared to net cash provided by operating activities of $8.4 million for the nine months ended April 30, 2022. The period-over-period decrease in cash flow from operating activities reflects overall changes in net working capital requirements, principally the timing of shipments, billings and payments.

•Net cash used in investing activities for the nine months ended April 30, 2023 and 2022 was $14.9 million and $14.4 million, respectively. Net cash used in investing activities for the nine months ended April 30, 2023 primarily reflects capital expenditures to build-out cloud-based computer networks to support our previously announced NG-911 contract wins and capital investments and building improvements in connection with the opening of our new high-volume technology manufacturing centers. Net cash used in both periods also relates to expenditures for property, plant and equipment upgrades and enhancements.

•Net cash provided by financing activities was $14.8 million and $8.0 million for the nine months ended April 30, 2023 and 2022, respectively. During the nine months ended April 30, 2023, we had net borrowings under our Credit Facility of $29.8 million, as compared to net payments under our Credit Facility of $74.0 million during the nine months ended April 30, 2022. During the nine months ended April 30, 2022, we received an aggregate of $100.0 million in proceeds related to the issuance of a new series of Convertible Preferred Stock to certain investors. During the nine months ended April 30, 2023, we paid deferred financing costs of $3.8 million in connection with the amendment of our Credit Facility. During the nine months ended April 30, 2023 and 2022, we paid $8.7 million and $8.4 million, respectively, in cash dividends to our common stockholders. We also made $2.8 million and $6.1 million of payments to remit employees' statutory tax withholding requirements related to the net settlement of stock-based awards during the nine months ended April 30, 2023 and 2022, respectively.

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

On July 13, 2022, we filed a $200.0 million shelf registration statement with the SEC for the sale of various types of securities, including debt securities. This new shelf registration statement was declared effective by the SEC as of July 25, 2022 and expires on July 25, 2025.

On September 29, 2020, our Board of Directors authorized a new $100.0 million stock repurchase program, which replaced our prior program. The new $100.0 million stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases of our common stock during the nine months ended April 30, 2023 and 2022.

Index
On September 29, 2022 and December 8, 2022, our Board of Directors declared a dividend of $0.10 per common share, which was paid on November 18, 2022 and February 17, 2023, respectively. Encouraged by the progress that we have made related to our One Comtech transformation, our launch of EVOKE and our emerging growth opportunities, as previously disclosed, during the third quarter of fiscal 2023, the Board, together with management, adjusted the Company’s capital allocation plans and determined to forgo a common stock dividend, thereby increasing our financial flexibility. Future common stock dividends, if any, remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval and certain voting rights of holders of our Series A Convertible Preferred Stock.

Our material cash requirements are for working capital, capital expenditures, income tax payments, debt service (including interest), facilities lease payments and dividends related to our Convertible Preferred Stock, which are payable in kind or in cash at our election.

We have historically met our cash requirements with funds provided by a combination of cash and cash equivalent balances, cash generated from operating activities and cash generated from equity and debt financing transactions. In our first quarter of fiscal 2022, we secured a $100.0 million strategic growth investment to enhance our financial flexibility and strengthen our ability to capitalize on recent large contract awards and growing customer demand by making crucial investments in our satellite and space communications and terrestrial and wireless networks solutions. Based on our current revenue visibility and anticipated benefits of our One Comtech profit improvement initiatives, we believe that our existing cash and cash equivalent balances, our cash generated from operating activities and amounts potentially available under our Credit Facility will be sufficient to meet our currently anticipated cash requirements in the next twelve months and beyond.

Our material cash requirements could increase beyond our current expectations due to factors such as general economic conditions, a change in government spending priorities, larger than usual customer orders or a future redemption by the holders of our Series A Convertible Preferred Stock. Also, in light of our CEO's initiatives to grow the Company, we continue to review and evaluate our capital allocation plans. Furthermore, we may choose to raise additional funds through equity and debt financing transactions to provide additional flexibility or to pursue acquisitions. Although it is difficult in the current economic and credit environment to predict the terms and conditions of financing that may be available in the future, we believe that we would have sufficient access to credit from financial institutions and/or financing from public and private debt and equity markets.

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

As of April 30, 2023, the amount outstanding under our Credit Facility was $159.8 million, comprised of $111.0 million under the Revolving Loan Facility and $48.8 million under the Term Loan. At April 30, 2023, we had $1.0 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During the nine months ended April 30, 2023, we had outstanding balances under the Credit Facility ranging from $130.0 million to $182.4 million.

As of April 30, 2023, our Secured Leverage Ratio was 3.73x trailing twelve months ("TTM") Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") compared to the maximum allowable Secured Leverage Ratio of 4.00x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of April 30, 2023 was 4.11x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA. Our Minimum Liquidity was $32.5 million compared to the Minimum Liquidity requirement of $25.0 million.

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

Commitments
In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of April 30, 2023, will materially adversely affect our liquidity. At April 30, 2023, cash payments due under contractual obligations (including estimated interest expense on our Credit Facility), excluding purchase orders that we entered into in our normal course of business, are as follows:

	Total	Due Within 1 Year
Credit Facility - principal payments	$159,750	3,750
Credit Facility - interest payments	21,331	14,323
Operating lease obligations	58,642	9,343
Contractual cash obligations	$239,723	27,416

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

We entered into legacy change of control agreements prior to 2022 with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of the Company or termination of the employee.

Our Condensed Consolidated Balance Sheet at April 30, 2023 includes total liabilities of $8.9 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

As further discussed in "Notes to Condensed Consolidated Financial Statements – Note (2) - Adoption of Accounting Standards and Updates," ASUs issued, but not effective until after April 30, 2023, are not expected to have a material impact on our condensed consolidated financial statements or disclosures.

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

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of April 30, 2023, we had cash and cash equivalents of $21.4 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of April 30, 2023, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

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

Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS - The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2023, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

Exhibit 101.SCH - Inline XBRL Taxonomy Extension Schema Document

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	June 8, 2023	By: /s/ Ken Peterman
	(Date)	Ken Peterman
Chairman of the Board
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 8, 2023	By: /s/ Michael A. Bondi
	(Date)	Michael A. Bondi
Chief Financial Officer
(Principal Financial and Accounting Officer)