Form 10-K
period 2023-07-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2023-10-12
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2023

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
☐ Yes              ☒ No

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the Nasdaq Global Select Market on January 31, 2023 was approximately $438,634,000.

The number of shares of the registrant’s common stock outstanding on October 6, 2023 was 28,127,498.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of the document listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

Proxy Statement for 2023 Annual Meeting of Stockholders - Part III

i

ii

Note: As used in this Annual Report on Form 10-K ("Form 10-K"), the terms "Comtech," "we," "us," "our" and "our Company" mean Comtech Telecommunications Corp. and its subsidiaries.

Note About Forward-Looking Statements
Certain information in this Form 10-K contains forward-looking statements. Forward-looking statements can be identified by words such as: "anticipate," "believe," "continue," "could," "estimate," "expect," "future," "goal," "intend," "likely," "may," "plan," "potential," "predict," "project," "seek," "should," "strategy," "target," "will," "would," and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding our future performance and financial condition, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives of our management to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include, among other things: the possibility that the expected synergies and benefits from acquisitions will not be fully realized, or will not be realized within the anticipated time periods; the risk that the acquired businesses will not be integrated successfully; the possibility of disruption from acquisitions, making it more difficult to maintain business and operational relationships or retain key personnel; the risk that we will be unsuccessful in implementing our "One Comtech" transformation and integration of individual businesses into two segments; the risk that we will be unsuccessful in implementing a tactical shift in our Satellite and Space Communications segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche products and solutions with higher margins; the nature and timing of our receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements; changing customer demands and or procurement strategies; changes in prevailing economic and political conditions, including as a result of Russia's military incursion into Ukraine; changes in the price of oil in global markets; changes in prevailing interest rates and foreign currency exchange rates; risks associated with our legal proceedings, customer claims for indemnification, and other similar matters; risks associated with our obligations under our credit facility; risks associated with our large contracts; risks associated with the COVID-19 pandemic and related supply chain disruptions; and other factors described in this and our other filings with the Securities and Exchange Commission ("SEC"). However, the risks described in this Form 10-K are not the only risks that we face. Additional risks and uncertainties, not currently known to us or that do not currently appear to be material, may also materially adversely affect our business, financial condition and/or operating results in the future. We describe risks and uncertainties that could cause actual results and events to differ materially in "Risk Factors" (Part I, Item 1A of this Form 10-K), "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (Part II, Item 7 of this Form 10-K) and "Quantitative and Qualitative Disclosures about Market Risk" (Part II, Item 7A of this Form 10-K). We do not intend to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise, except as required by law.

PART I
ITEM 1. BUSINESS

Founded in 1967, we are a leading global provider of next-generation 911 emergency systems ("NG-911") and secure wireless and satellite communications technologies. This includes the critical communications infrastructure that people, businesses, and governments rely on when durable, trusted connectivity is required, no matter where they are – on land, at sea, or in the air – and no matter what the circumstances – from armed conflict to a natural disaster. Our solutions are designed to fulfill our customers’ needs for secure wireless communications in the most demanding environments, including those where traditional communications are unavailable or cost-prohibitive, and in mission-critical and other scenarios where performance is crucial. We anticipate future growth in our business due to a trend of increasing demand for global voice, video and data usage in recent years, upgraded ground stations and related services resulting from the large quantities of satellites anticipated to be launched for new LEO and MEO constellations, digitization and virtualization of modems, the resurgence of troposcatter as a viable form of primary or backup communications, enhanced location positioning combined with data-rich geospatial intelligence, and the growth of 988 networks. We provide our solutions to both commercial and governmental customers within the converging satellite and space communications and terrestrial and wireless networking markets.

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

Since being appointed President and CEO, Mr. Peterman, along with his senior leadership team, has been driving transformational changes at Comtech to, among other things, integrate our individual businesses into two segments and improve operational performance. This transformation has provided insight into opportunities to manage costs, streamline operations, improve efficiency, and accelerate decision making by eliminating management layers and other redundancies. As part of our “One Comtech” initiative, we also celebrated the rebranding and launch of Comtech’s new logo and website, representing our commitment to delivering software-centric, cloud native communications solutions.

In fiscal 2023, we established EVOKE as Comtech’s innovation foundry, which is dedicated to creating and accelerating transformational changes in global technologies. We believe that EVOKE will enhance our existing technologies and service offerings (e.g., cloud-native satellite ecosystems, 5G advanced services and “as-a-service” business models) as well as allow us to pioneer entirely new ideas and opportunities with the benefit of multiple perspectives, industry backgrounds and areas of expertise. Since our launch of EVOKE, we have announced several technology partners, including Aarna Networks, Descartes Labs, Inc., Sirqul, Inc. and WishKnish Corp. By combining Aarna Networks’ technologies with Comtech’s Dynamic Cloud Platform, the companies anticipate enabling customers to easily add and manage a variety of open architecture cloud-based applications across private, hybrid and public networks, in both terrestrial and non-terrestrial environments. We are working with Descartes Labs to infuse the power of artificial intelligence, machine learning, predictive intelligence and insight monitoring across Comtech’s product offerings. Comtech and Sirqul are working on “Smart Operations,” where enterprises will be able to make business decisions with real time Internet of Things ("IoT") data. Through our collective efforts, we are working to bring robust mobile, web, social, voice, IoT, and other technologies to a variety of global markets. We are working in collaboration with WishKnish on integrating highly secure, flexible distributed ledger (blockchain) technologies across diverse commercial and government applications.

Business Segments

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

Satellite and Space Communications Segment (Approximately 61% of fiscal 2023 net sales)	Terrestrial and Wireless Networks Segment (Approximately 39% of fiscal 2023 net sales)

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

Our Satellite and Space Communications segment has four product areas: Satellite Modem and Amplifier Technologies, Troposcatter and SATCOM Solutions, Space Components and Antennas, and High-Power Amplifiers and Switch Technologies. See "Notes to Consolidated Financial Statements - Note (18) – Subsequent Events" included in "Part II - Item 8. Financial Statements and Supplementary Data" for information concerning the divestiture of our solid-state, RF microwave high-power amplifiers and control components product line.

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

An increasing area of focus for many governments, including the United States Department of Defense ("DoD") and several coalition partners, is maturing satellite communications. Many of our satellite communications products have been tested and certified for use by U.S. and coalition military satellite communications ("MILSATCOM") assets, such as the Wideband Global SATCOM constellation. We believe this provides us the opportunity to capture the increased demand for MILSATCOM programs.

We also provide rugged, highly efficient, and reliable amplifiers for commercial and military applications around the world. These High-Power Amplifiers (“HPAs”) are used in critical communications links on the ground, in the air and on the sea; they support fixed traditional and direct-to-home broadcast, mobile news gathering, transportable and flyaway systems, secure high data rate communications, and broadband access over satcom. These products include configurations that are formally qualified for use on aircraft and being installed as both retrofit and linefit initiatives.

Finally, we believe we are well-positioned in the millimeter wave ("mmWave") market and expect that market to continue to grow as new satellite constellations move into those higher, less crowded frequencies. The Ka band Low Earth orbit ("LEO") and Medium Earth orbit ("MEO") amplifiers that we design and manufacture for large commercial customers’ non-GEO constellations represent key strategic wins as we build positions in higher frequency bands.

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

We believe we are a world leader in the design and supply of troposcatter equipment. We have designed, manufactured, and delivered troposcatter systems (sometimes referred to as over-the-horizon ("OTH") microwave products and systems) for well over fifty years.

Our OTH systems, which include our patented forward error correction technology, can transmit video and other broadband applications at high throughputs in the most demanding environments: U.S. and foreign governments use our over-the-horizon microwave systems to, among other things, transmit radar tracking, run C5ISR applications and connect to remote border locations. Additionally, energy companies use our systems to enable communication links for offshore oil rigs and other remote locations, as well as for exploration activities. The Comtech COMET™ is a rapidly deployable OTH microwave system that directly addresses a void in capabilities that have long been desired by tactical communications planners: low probability of intercept and low probability of detection (“LPI/LPD”), while providing high reliability, mission essential communications. The COMET™ is capable of being transported in a carrying case by a single individual and set up in under fifteen minutes, extending critical services into areas where there is no communications infrastructure, or the infrastructure has been destroyed. U.S. Special Forces, as well as non-U.S. NATO forces, have already begun procuring and deploying the COMET™ for high reliability, mission essential communications.

We provide field support sustainment services, centralized and deployed depot services, and technology insertion services to the U.S. Army’s AN/TSC-198 family of communication systems that are commonly referred to as "SNAP" (Secret Internet Protocol Router ("SIPR") and Non-secure Internet Protocol Router ("NIPR") Access Point) VSATs, support for the Army “SCOUT” (Scalable Class of Unified Terminals), and Army T2C2 (Tactical Command Communication). Our field support services include providing DoD personnel with curriculum development and training services to support cybersecurity workforce development.

Space Components and Antennas

For over 45 years, we have been recognized as an industry leader and global supplier of high-reliability products and supply chain management and engineering services, supporting selection of space-qualified parts for satellite and launch vehicle tracking solutions geared for critical U.S. National Aeronautics and Space Administration ("NASA") programs as well as several international space and defense agencies. Our engineers are not only involved in the design of products, but our technical team is heavily involved with the customer development of electronic parts and testing specifications to assure capability, reliability and radiation tolerance to specific mission/project requirements both as an individual service and for Electrical, Electronic, and Electromechanical (“EEE”) parts supplied to our customers. We also lead and conduct failure analysis investigations and assist with manufacturing and test problems at the source and support reporting and selloff with the customer and its prime (such as the Japanese Space Exploration Agency (“JAXA”) and NASA). Our quality engineering team assures that the product received from our suppliers and test facilities are compliant to their respective specifications prior to shipment to our end customers. Most recently, our service offerings have been expanded to include kitting to customer Bill of Materials with direct shipments to customer designated contract manufacturers.

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

Examples of end-market applications that are driving long-term demand for our satellite-based communication technologies include:

•New LEO, MEO and HTS Satellites: Thousands of new satellites are reportedly being launched over the next several years, according to announcements by companies including Telesat Lightspeed, OneWeb, SpaceX Starlink, Amazon Kuiper and Viasat, which we believe will lead to increasingly complex satellite networks. As service providers work to offer connectivity to these high-speed, high-bandwidth satellites and expand their networks to handle the demand for new LEO, MEO and HTS applications, we believe our ELEVATETM, HeightsTM and UHP networking platforms, our solid-state amplifiers and our X/Y antennas will ultimately be incorporated into many new installations and equipment upgrades. We continue to provide modems and amplifiers to existing LEO and MEO communications satellite providers and expect to see growth in imaging satellites alongside commercial imaging constellations, including conventional, thermal, and hyperspectral.

•Satellite-Based Cellular Backhaul: Demand for satellite-based cellular backhaul services is anticipated to grow rapidly as a result of the increased penetration of smart cellular phones and network upgrades to 4G and 5G in developing regions of the world. Ultimately, as 5G services continue to be deployed, we expect that mobile data services will become more critical. As mobile data penetration expands and mobile data consumption increases, wireless carriers must invest in their mobile network infrastructures, and we believe businesses will require back-up communications. In developing regions of the world, and in remote areas where terrestrial network infrastructure is lacking (or where challenging geography prohibits it), wireless network operators often backhaul, or transport, their wireless data traffic using satellite-based networking technologies. Comtech is well positioned to serve the high-performance, high availability needs of satellite-based cellular backhaul through sales of our SCPC and TDMA satellite modems as well as our HeightsTM, ELEVATETM and UHP networking platforms.

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

•Geospatial and Earth Observation: led by the need to deliver near real time insights to government and commercial customers globally, the LEO operated Geospatial and Earth Observation satellite constellations have a driving need to gain access to their data at speed, and via trusted U.S. providers. We believe Comtech is uniquely positioned to stand our Geospatial and Earth Observation services on the shoulders of our globally proven technologies to connect critical services for LEO based satellite communications operators. In this way, we are able to position fixed ground services, transportable kits and, by leveraging our partners in EVOKE, data processing and analytics at the edge to support our Geospatial and Earth Observation customers going forward.

Terrestrial and Wireless Networks Segment

Overview

Our Terrestrial and Wireless Networks segment is a leading provider of the hardware, software, and solutions critical to any modern 911 public safety and mobile network operator (“MNO”) infrastructure, as well as for applications services requiring the specific location of a mobile user's geospatial position. From the moment a 911 call is made, Comtech provides highly reliable solutions that contribute to emergency calls being processed instantly, with proper routing to first responders. Our solutions include feature-rich data sets (such as: precise location information, route optimization, text messaging, photos and real-time video), putting first responders in the best possible position to make decisions when every second counts. Our customers are the businesses, communities and governments that need to implement and improve 911 infrastructure in the U.S., as well as MNOs in the U.S. and abroad that have a need to determine subscriber location within a network or to facilitate messaging services. According to Frost & Sullivan, a leading third-party research firm, we were the second leading NG-911 primary contract holder at year-end 2022 with an estimated market share of 22.3%. Our direct NG-911 contracts covered a population of over 56 million at the end of 2022. As such, we believe that we are a leader in public safety communication and location technologies.

The Terrestrial and Wireless Networks segment is organized into three product areas: Next Generation 911 & Call Delivery, Solacom Call Handling Solutions, and Trusted Location and Messaging Solutions.

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

In addition to our growth in core 911 services, the expected expansion of 988 networks in fiscal 2024 and beyond across the United States is expected to have a positive impact on our business. 988 services provide free and confidential support for people in distress, suicide prevention and crisis resources. We believe Comtech is uniquely positioned to expand our 911 services into 988 services and help mitigate some of the core challenges the network is currently experiencing with area code specific call routing. By connecting the 988 services with Comtech’s existing 911 infrastructure, the location services critical to dispatch personnel can be improved for 988 exponentially.

In the growth area of 5G networks, new network-based positioning technologies are poised to deliver opportunities thanks to the ongoing digital transformation of multiple industry verticals, including the Public Safety, Transportation, Manufacturing, Healthcare and Retail industries. As these industries increasingly rely on data from connected devices, using location information in real-time is expected to enhance existing business processes and outcomes as well as end user experiences. We believe end-market applications such as worker’s safety in high-risk areas, smart manufacturing, and autonomous driving would benefit enormously from new precision-positioning techniques. Also, MNOs can now provide even more advanced location-based services, in addition to existing connectivity solutions.

Examples of end-market applications that are driving long-term demand for our Terrestrial and Wireless Networks technologies include:

•Our XyPoint® Mobile Location Platform: Provided to MNOs globally, our virtualized location-based services (“LBS”) platform is a high availability robust solution with multiple positioning technologies, that allows authorized users to locate and track specific mobile devices and monitor specific areas of interest. MNOs can use this platform for location accuracy to support a wide variety of use cases, including public safety, location intelligence, network optimization and big data analytics. On the legacy front, our LBS platform is compatible within 2G through 4G wireless networks, as well as an enabler to the MNOs to seamlessly migrate to cloud native environments, as they progress their migrations to 5G.

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

•Wireless Emergency Alerts (“WEA”): WEA, also known as Commercial Mobile Alerts System (“CMAS”) in the U.S., enable authorized officials to inform the public about life-threatening events by automatically delivering emergency alerts to mobile devices (including roaming users) via the government alert gateway. Using standardized infrastructure, ensuring compliance with government regulations globally, our patented technology facilitates the origination and accurate delivery of geo-targeted emergency alerts, empowering emergency services providers to better serve the public. Using this technology, for example, MNOs can quickly broadcast emergency communications, such as severe weather alerts, to all devices in a specific geographical area.

Synergies: Opportunities in Convergence

We believe that significant advances in technology have been driving a convergence across multiple aspects of the Terrestrial and Wireless Networks market and the Satellite and Space Communications market. We believe we have an advantage in having identified this convergence, and in combining our native expertise in both to develop innovative new products and solutions to meet growing customer demands. Broadly, the increasing digitalization of people and businesses, and the ongoing migration to the cloud, means a growing reliance on communications and connectivity, and a corresponding increase in the volumes of data transmission. We believe this is a long-term secular opportunity for Comtech given our market-leading positions in, and understanding of, these fast-evolving markets.

We are watching in real-time as the once clear line separating terrestrial and non-terrestrial communications networks is dissolving. The need for connectivity (more precisely: constant, reliable connectivity) is growing on a worldwide basis. People, devices, and machines need constant connectivity, regardless of whether they are proximate to a cellular tower. Because of this, satellite communications are increasingly bridging gaps created by challenging geographies, failure of a terrestrial infrastructure due to natural disasters, or a lack of terrestrial infrastructure altogether. Comtech is increasingly delivering solutions to companies and countries seeking to bridge these gaps, whether across legacy 4G networks, or through the introduction of 5G networks, as operators seek ways to optimize implementation, control costs, and mitigate security risks. We expect the convergence of terrestrial and non-terrestrial networks to continue, leveraging the increasing numbers and density of satellite constellations to meet the growing terrestrial demand to connect and move more data, more quickly, reliably, and efficiently than ever. For critical networks such as those for first responders, defense or intelligence users having the resiliency and redundancy of both a terrestrial/wireless backbone and a satellite communications layer increases the opportunity for always-on, always-available connectivity. Comtech is uniquely positioned to expand into this area.

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

Medical equipment companies, such as Varian Medical Systems, Inc., and aviation industry system integrators such as Collins Aerospace (a subsidiary of Raytheon Technologies Corporation)

End-customers also include China Mobile Limited, Claro Argentina, Intelsat S.A., JAXA, NASA, SED Systems (a division of Calian Ltd.), SES S.A. and Speedcast International Limited

Oil companies such as Shell Oil Company and PETRONAS

U.S. state and local governments, such as the Commonwealth of Massachusetts, the Commonwealth of Pennsylvania and the states of Arizona, Iowa, Maine, Ohio, New Hampshire, South Carolina, Vermont and Washington

End-customers also include AT&T Inc., Lumen Technologies, Inc. (formerly CenturyLink, Inc.), Comcast Corporation, Nokia Corporation, T-Mobile USA, Inc. and Verizon Communications Inc.

Different solutions deployed with telephone companies and federal, provincial, and local governments in Australia, Canada, Cayman Islands and New Zealand

Business Results and Challenges: Overview

In fiscal 2023, we achieved consolidated net sales of $550.0 million and Adjusted EBITDA of $53.5 million.

As more fully described elsewhere in this Form 10-K, in fiscal 2023 we navigated the challenges of operating our global business during a period where business conditions continue to be challenging, and the operating environment is largely unpredictable, including factors such as inflation, rising interest rates, the repercussions of the military conflict between Russia and Ukraine and a potential global recession. Order and production delays, disruptions in component availability, increased pricing both for labor and parts, lower levels of factory utilization and higher logistics and operational costs are also continuing to impact our business. Nevertheless, despite these business conditions and resulting challenges and although we anticipate some variability from time to time as we move through our One Comtech transformational change, we believe as the global economy continues to recover, our business performance in future periods will continue to improve from current levels.

Our Business Outlook for Fiscal 2024 is discussed further in Part II – “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Outlook for Fiscal 2024.” For a definition and explanation of Adjusted EBITDA, see Part II – “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of Fiscal 2023 and 2022 – Adjusted EBITDA.”

More Information and Where to Find It

Our Internet website is www.comtech.com, at which you can find our filings with the Securities and Exchange Commission ("SEC"), including investor letters, press releases, annual reports, quarterly reports, current reports, and any amendments to those filings. We also make announcements regarding company developments and financial and operating performance through our blog, Signals, at www.comtech.com/signals. We also use our website to disseminate other material information to our investors (on the Home Page and in the "Investor Relations" section). Among other things, we post on our website our press releases and information about our public conference calls (including the scheduled dates, times and the methods by which investors and others can listen to those calls), and we make available for replay webcasts of those calls and other presentations for a limited time.

We also use social media channels to communicate with customers and the public about our Company, our products, services, and other issues, and we use social media and the Internet to communicate with investors, including information about our stockholder meetings. Information and updates about our Annual Meetings will continue to be posted on our website at www.comtech.com in the "Investors" section.

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

We intend to continue to expand international marketing efforts by engaging additional independent sales representatives, distributors and value-added resellers and by establishing foreign sales offices. In addition, we expect to leverage our relationships with larger companies (such as prime contractors to the U.S. government and large mobile wireless operators) to market our technology solutions. In fiscal 2024, we expect to continue expanding our social media and Internet presence and further developing an updated marketing and branding strategy.

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

Sales by geography and customer type, as a percentage of related net sales, are as follows:

	Fiscal Years Ended July 31,
	2023	2022	2021	2023	2022	2021	2023	2022	2021
	Satellite and Space Communications			Terrestrial and Wireless Networks			Consolidated
U.S. government	49.9%	45.6%	52.8%	1.7%	2.4%	1.4%	31.3%	27.2%	34.6%
Domestic	16.7%	18.0%	15.3%	89.2%	88.1%	89.2%	44.7%	47.8%	41.5%
Total U.S.	66.6%	63.6%	68.1%	90.9%	90.5%	90.6%	76.0%	75.0%	76.1%

International	33.4%	36.4%	31.9%	9.1%	9.5%	9.4%	24.0%	25.0%	23.9%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the DoD, intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales are sales to Verizon Communications Inc. ("Verizon"), which represented 10.6%, 11.1% and 10.7% of consolidated net sales for fiscal 2023, 2022 and 2021, respectively. Except for the U.S. government and Verizon, there were no other customers that represented more than 10.0% of consolidated net sales during fiscal 2023, 2022 and 2021.

International sales for fiscal 2023, 2022 and 2021 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $132.1 million, $121.4 million and $138.9 million, respectively. When we sell internationally, we denominate most of our contracts in U.S. dollars. Some of our sales to international customers are paid for by letters of credit or on an open account. From time to time, some of our international customers may require us to provide performance guarantees.

Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for fiscal 2023, 2022 and 2021.

Backlog

Our backlog as of July 31, 2023 was $662.2 million (of which $293.4 million was attributed to the Satellite and Space Communications segment and $368.8 million was attributed to the Terrestrial and Wireless Networks segment). We estimate that a substantial portion of the backlog as of July 31, 2023 will be recognized as sales during the next twenty-four month period, with the rest thereafter.

At July 31, 2023, 57.2% of our backlog consisted of orders for use by U.S. commercial customers, 27.0% consisted of U.S. government contracts, subcontracts and government funded programs and 15.8% consisted of orders for use by international customers (including sales to U.S. domestic companies for inclusion in products that will be sold to international customers).

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

Internal research and development expenses are reported as research and development expenses for financial reporting purposes and were $48.6 million, $52.5 million and $49.1 million in fiscal 2023, 2022 and 2021, respectively, representing 8.8%, 10.8% and 8.4% of total consolidated net sales, respectively, for these periods. Customer-funded research and development activities relate to the adaptation of our basic technology to specialized customer requirements which is recoverable under contracts and is reflected in net sales with the related costs included in cost of sales. Certain of our government customers also contract with us from time to time to conduct research on telecommunications software, equipment and systems. During fiscal 2023, 2022 and 2021, we were reimbursed by customers for such activities in the amounts of $14.0 million, $9.8 million and $13.6 million, respectively. During fiscal 2023, 2022 and 2021, we incurred $3.8 million, $1.2 million and $0.3 million, respectively, of strategic emerging technology costs for next-generation satellite technology to advance our solutions offerings to be used with new broadband satellite constellations. We are evaluating this new market in relation to our long-term business strategies, and expect to incur additional costs in fiscal 2024.

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

Listed below, in alphabetical order, are some of our competitors in each of our two business segments:

Satellite and Space Communications – ACTIA Group, Advantech Co., Ltd., Aethercomm Inc. (recently acquired by Frontgrade Technologies, a portfolio company of Veritas Capital), Agilis Satcom, AMERGINT Technologies, Inc., Amkom Design Group Inc., AnaCom, Inc., Codan Limited, CPI International, Inc., Datum Systems, Inc., dB Control Corp. (a subsidiary of HEICO Corp.), ENENSYS Technologies, ETM Electromatic Inc., Gilat Satellite Networks Ltd., Empower RF Systems, Inc., General Dynamics Corporation, Hughes Network Systems, LLC (a subsidiary of EchoStar), KVH Industries, Inc., Kratos Defense and Security Solutions (Including Kratos RT Logic and Avtec Systems, Inc.), L3Harris Technologies, Inc., Mission Microwave Technologies, LLC, ND Satcom GmbH, Novelsat LTD, Panasonic Corporation, Paradise Datacom Ltd. (a subsidiary of Teledyne Technologies Incorporated), Raytheon Technologies Corporation, SatixFy Israel Ltd., ST Engineering iDirect, Inc. (including Newtec), Terrasat Communications Inc., and ViaSat, Inc.

Terrestrial and Wireless Networks – AT&T Inc., Atos, Bandwidth.com, Carbyne, Central Square Technologies, 8x8, Inc., Everbridge, Inc., Google Inc. (a subsidiary of Alphabet Inc.), Here Technologies, Hexagon AB, Immersive Labs, INdigital, Intersec, Intrado Corporation (formerly West Corporation), LM Ericsson, Lumen Technologies, Inc. (formerly CenturyLink, Inc.), Mobilaris AB, Mobile Arts AB, Motorola Solutions, Inc., NGA911, Nokia Networks (a subsidiary of Nokia Corporation), Polaris Wireless, RapidDeploy, Inc., Rave Mobile Safety, Sinch AB (Inteliquent), Synergem Technologies, SS8, ThriveDX, TomTom N.V., Versaterm Public Safety Inc., WestTel, and Zetron.

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

Human Capital

Our employees are one of our most valuable assets and we believe our success depends on the talent we attract and retain, which is why we make our People Strategy one of our top priorities. We are passionate about building meaningful employee engagement and happiness through a variety of programs, initiatives, and other opportunities that are addressed in our People Strategy. As part of this strategy, we are providing a foundation for a diverse, inclusive and equitable workplace where employees feel they belong, their views are valued, and they are empowered to pursue opportunities they are passionate about. Our People Strategy is also focused on developing and promoting talent; supporting a competitive benefits program; and emphasizing the importance of our employees’ health, safety and wellness.

Diversity, Equity, Inclusion and Belonging

We believe a diverse, equitable, inclusive workplace is central to our ability to innovate and deliver substantial value for our customers as well as contribute to our future growth and continued success. We encourage employees to be inspired and strive for them to feel like they belong which is communicated through blogs, internal messages, activities, engagement opportunities, and other employee participation initiatives featured on our redesigned company-wide Intranet. We focus on expanding our diverse workforce by reaching out to institutions promoting the employment of minorities; attending recruiting events aimed at attracting talent of diverse heritage and veteran backgrounds; and considering diversity of our workforce during our talent, promotion, and succession planning. Through these and other efforts, during fiscal 2023, we successfully launched The Exchange program, which brings women of all ages together to spark new ideas, inspire the next generation of women leaders, and create opportunities for current leaders to learn from future leaders.

Our leadership team also identified several company-wide diversity initiatives such as celebrating Black History Month. One of our key efforts during Black History Month was implementing the first annual Black History Month webinar series, which featured discussions from a diverse set of renowned African American leaders. In addition, we have placed an emphasis on celebrating and recognizing other diversity observances including Asian American Pacific Islander Heritage Month, International Women’s Day, Breast Cancer Awareness Month and Pride Month, among others. Beyond our internal messages and educational efforts, we encouraged employees and their families to participate, celebrate, and showcase their views, culture, and history by sharing their stories and inspirations on our social media channels and our company-wide Intranet. For our Veterans, we celebrated “Honor Week” by recognizing each of the armed forces through various engagement activities. Among other fiscal 2023 highlights, we launched an annual employee recognition program, which included our “Above and Beyond” award. This employee recognition program aims to showcase and celebrate our employees’ volunteerism within their communities and award them for their outstanding efforts. To unify the enterprise and showcase our diverse cultures, we also created a company-wide cookbook highlighting family recipes from employees around the globe. Ultimately, when unique stories are celebrated, employees feel connected in meaningful ways and support each other, which can help enhance our company culture and encourage employees to reach their full potential.

Employee Workforce as of July 31, 2023

Women	People of Color	Veterans	People with Disabilities
22%	38%*	10%	5%
*People of Color include employees who identify with any race other than white.

Talent

To meet and execute our strategic business goals, we are focused on sourcing, attracting, and retaining top talent, especially those with engineering, science, and technical backgrounds. We recognize and reward performance while continually developing, engaging and retaining high-performing employees. We have made significant investments to provide ongoing training and career development opportunities by offering courses on our online learning management system. We offer job-specific skills training to promote and develop advancement within the organization and to enhance skills. Our Standards of Business Conduct, Cybersecurity, and Trade and Foreign Corrupt Practices Act ("FCPA") compliance trainings are also mandatory for our employees.

Through certain government contracts that we participate in, we partner with our end customers to provide enlisted, active military personnel (whose service is expected to end within 6 months) onsite training to help them with a successful transition to a civilian life. Also, in an effort to retain and attract new talent, we partner with local universities to hire interns throughout our organization. During fiscal 2023, we launched a robust internship program that assigned impactful projects to interns, partnered them with a mentor, and provided them insight to our culture and leadership team through weekly lunch and learns.

At July 31, 2023, we had 1,718 employees (including temporary employees and contractors), 1,132 of whom were engaged in production and production support, 305 in research and development and other engineering support, and 281 in marketing and administrative functions. None of our U.S. based employees are represented by a labor union. Of our 1,718 employees, 384 employees are based outside of the United States, including 123 employees in Canada, 120 employees in the United Kingdom, and 91 employees in India. We believe that our employee relations are good.

Safety and Wellness

We strive to maintain a robust health, safety and wellness program to ensure a healthy work environment, promote workforce resiliency, and enhance business value. We encourage employee participation to identify opportunities for improvement and review and monitor our performance with safety committees at our local sites. Local safety committees identify safety programs and ensure completion of all training and target learning objectives.

Employee wellness is important to Comtech. All employees and their households have access to an employee assistance program, as well as a health advocate program to help with all aspects of benefits, family life, financial concerns, legal issues and transition to retirement. Assistance is available 365 days per year, 24 hours per day. As part of our budgeted wellness fund this year, we provided employees with a sun protection kit at the start of the summer season to promote health, safety, and well-being outside of work.

We rigorously review our benefit and compensation plans to maintain competitive packages that reflect the wellness needs of our workforce and the marketplace. These programs include 401(k) plans, comprehensive health packages, and welfare benefits, among many others. We support pay equity for all employees within the same geographic area, experience level, and performance standards. This year, we also provided enhanced benefits to our employees without increasing employee payroll contributions.

Environment

Sustainability sits at the core of who we are as a company and implementing a comprehensive sustainability strategy remains one of our top priorities. As we continue to move forward with our One Comtech transformation, we are enhancing sustainable operations across the enterprise. In July 2023, we selected a solution provider for carbon accounting software and services to enable us to quantify, monitor, and manage the carbon footprint of our operations, and use data-based decision-making to develop targeted carbon reduction projects.

We enhanced the sustainability of our operations in Arizona by completing the relocation to our new 146,000 square foot facility in Chandler, Arizona and exiting three buildings in Tempe, Arizona. Though the facility in Chandler, Arizona provides additional space, energy use for the facility is expected to be approximately twenty percent less than our prior buildings in Tempe, Arizona. This reduction is attributable in part to the newer building, LED lighting upgrades, and some newer equipment. Additionally, a diesel-fueled generator is no longer required for back-up power, as the Chandler, Arizona facility has redundant power sources via connection to two electrical substations.

We offer our employees incentives to promote greener commuting options such as company-sponsored mass transit cards and rideshare programs. Where appropriate, we also consider work from home arrangements to eliminate commuting altogether. In fiscal 2023, we celebrated Earth Day in our company by encouraging our global employees to participate in environmentally-focused initiatives and then share their activities on social media.

We are developing a company-wide Environmental, Health, and Safety ("EHS") Management System to foster a culture of continuous improvement and to engage employees at all levels of the organization in the prevention of work-related injuries and illnesses, and minimization of environmental impacts. We are committed to providing a workplace which values the health, safety, and well-being of our employees, contractors, and visitors to our facilities.

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

As a U.S. government contractor and subcontractor, we are subject to a variety of rules and regulations, such as the Federal Acquisition Regulations ("FAR"). Individual agencies can also have acquisition regulations. For example, the DoD implements the FAR through the Defense Federal Acquisition Regulation supplement (commonly known as "DFARs"). For all Federal government entities, the FAR regulates the phases of any product or service acquisition, including: acquisition planning, competition requirements, contractor qualifications, protection of source selection and vendor information, and acquisition procedures. In addition, the FAR addresses the allowability of supplier costs, while Cost Accounting Standards address how those costs can be allocated to contracts. The FAR also subjects suppliers to audits and other government reviews. These reviews cover issues such as cost, performance and accounting practices relating to our contracts. The government may challenge a supplier's costs and fees. Suppliers are also required to comply with the National Industrial Security Program Operating Manual which relates to the handling of classified materials and programs and is administered by the Defense Counterintelligence and Security Agency (“DCSA”). Suppliers who do not comply with these various regulations may lose and/or become ineligible for facility security clearances and/or participation in classified programs.

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

In fiscal 2023, $172.0 million or 31.3% of our consolidated net sales were to the U.S. government (including sales to prime contractors to the U.S. government). Of this amount, firm fixed-price and cost-reimbursable type contracts (including fixed-fee, incentive-fee and time and material type contracts) accounted for approximately $126.0 million and $46.0 million, respectively.

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

Our international sales are subject to U.S. and foreign regulations such as the Arms Export Control Act, the International Emergency Economic Powers Act ("IEEPA"), the International Traffic in Arms Regulations ("ITAR"), the Export Administration Regulations ("EAR") and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control ("OFAC"), the Department of Commerce ("DoC") as well as other applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations. We must comply with all applicable export control laws and regulations of the U.S. and other countries. Certain of our products and systems may require licenses from U.S. government agencies for export from the U.S., and some of our products are not permitted to be exported. We cannot be certain that we will be able to obtain necessary export licenses, and such failure would materially adversely affect our operations. If we are unable to receive appropriate export authorizations in the future, we may be prohibited from selling our products and services internationally, which may limit our sales and have a material adverse effect on our business, results of operations and financial condition. In addition, in certain cases, U.S. export controls also severely limit unlicensed technical discussions, such as discussions with any persons who are not U.S. citizens or permanent residents. As a result, in cases where we may need an export license, our ability to compete against a non-U.S. domiciled foreign company that may not be subject to the same U.S. laws may be materially adversely affected. In addition, we are subject to the FCPA and other local laws that generally bar bribes or unreasonable gifts to foreign governments or officials. Violations of these laws or regulations could result in significant sanctions, including disgorgement of profits, fines, and criminal sanctions against us, our officers, our directors, or our employees, more onerous compliance requirements, more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. A violation of any of the regulations enumerated above could materially adversely affect our business, financial condition and results of operations. Additionally, changes in regulatory requirements could further restrict our ability to deliver services to our international customers, including the addition of a country to the list of sanctioned countries under the IEEPA or similar legislation could negatively impact our business.

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

•The U.S. Government's budget deficit, as well as a breach of the debt ceiling, could have an adverse impact on our operations.

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

•Disputes with our subcontractors or key suppliers or their inability to deliver on a timely basis, could cause unanticipated delays in our shipments.

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

Legal, Regulatory and Litigation Risks
•Changes in U.S. federal, state and local and foreign tax law could adversely affect our business and financial condition.

•Our U.S. federal, state and local and foreign tax returns are subject to audit and a resulting tax assessment or settlement could have a material adverse effect on our business, results of operations and financial condition.

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

•We are, from time to time, and could become a party to additional litigation or subject to claims. Additionally, we may become subject to government investigations, which may have an adverse effect on our financial condition.

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

Global Risks

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

The effects of inflation and labor challenges have caused, and we expect will continue to cause further delays in the supply chain. Despite our attempts to mitigate the impact on our business, constrained supply chain conditions have and are expected to continue to adversely impact our costs of goods sold and may impact the timing and amount of revenue we realize. During fiscal 2023, we experienced disruptions in our supply chain relating to later-than-expected delivery of certain key components from several suppliers that adversely impacted our revenue in fiscal 2023. In addition, the ongoing supply chain issues have affected the quality of the components we receive. Certain parts received in fiscal 2023 did not meet our quality specifications and we were unable to use them.

We obtain certain components and subsystems from a single source or a limited number of sources. Some of our single source suppliers, particularly those that provide satellite ground station and troposcatter components, have reported to us that they are having disruptions in their respective supply chains. These single source components, which include items such as cooling fans and power supplies, are in limited supply. In some cases, we have now depleted our stock inventory and we are on waiting lists to obtain additional components. In order to ship certain items during fiscal 2024, we must obtain additional components to produce certain finished goods. We continue to seek new suppliers and inventory elsewhere. In light of current challenges in the supply chain, we may not be able to qualify alternate suppliers for our components.

Heading into our fiscal 2024, we have a significant portion of our targeted revenues in our backlog. However, if shipments from our backlog are delayed or we are unable to obtain expected orders or components, our business outlook will prove to be inaccurate. These aforementioned supply chain constraints, and their related challenges could result in future shortages, increased material costs or use of cash, engineering design changes, and delays in new product introductions, each of which could adversely impact our revenue, gross margins and financial results. There can be no assurance that the impacts of all the aforementioned conditions will not continue, or worsen, in the future.

Our business outlook is difficult to forecast and operating results are subject to significant fluctuations and are likely to be volatile.

Historically, our business outlook is difficult to forecast and backlog (sometimes referred to herein as orders or bookings), net sales and operating results may vary significantly from period to period due to a number of factors including: sales mix; fluctuating market demand; start-up costs associated with the opening of our two new high-volume technology manufacturing centers; price competition; new product introductions by us or our competitors; customer bankruptcies; changing customer partnering procurement strategies; fluctuations in foreign currency exchange rates; unexpected changes in the timing of delivery of components or subsystems; the financial performance and impact of acquisitions; new accounting standards; political instability; regulatory developments; changes in income tax rates or tax credits; the price and expected volatility of our stock (which will impact, among other items, the amount of stock-based compensation expense we may record); general global economic conditions, and the impact of natural disasters or global pandemics, such as the COVID-19 pandemic.

We have experienced, and will experience in the future, significant fluctuations in bookings, net sales and operating results from period to period. For example, a sudden change in global economic or political conditions could have an immediate impact on a large portion of our net sales, a large amount of which are derived from products such as satellite ground station technologies, amplifier products and mission-critical technologies that generally have short order and lead times. Similarly, sales of certain of our public safety and location technologies are subject to sudden changes in wireless carrier procurement strategies, including decisions to sole-source such solutions or to perform such solutions internally. As a result, bookings and backlog related to these solutions are extremely sensitive to short-term fluctuations in customer demand.

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

Many of the end-markets for our products and services may be significantly impacted for other issues that result in adverse global economic conditions. For example, many of our international end-customers are in emerging and developing countries that are subject to sweeping economic and political changes. Many governments around the world are under pressure to reduce their spending. In recent years, global oil and natural gas prices have been volatile and have significantly impaired the ability of certain of our government customers in the oil and gas producing regions of the world to invest in telecommunications products and infrastructure. Additionally, from time to time, the relative strength of the U.S. dollar against many international currencies has negatively impacted the purchasing power for many of our international end-customers because most of our sales are denominated in U.S. dollars. We generate significant sales from many emerging and developing countries and any such reduced purchasing power of our customers could adversely impact our sales and backlog.

If credit in financial markets outside of the U.S. remains difficult to obtain, our international customers and suppliers may find it difficult to obtain financing, which could result in a decrease in or cancellation of orders for our products and increased transaction costs (e.g., insurance, performance bonds). Volatility of financing conditions may cause our customers to be reluctant to spend funds required to purchase our equipment and could cause their projects to be postponed or canceled. In addition, if an adverse economic environment and lack of financing results in insolvencies for our customers, it would adversely impact the recoverability of our accounts receivable and/or inventories which would, in turn, adversely impact our results of operations.

We believe that the current global economic business environment is unstable and sudden negative changes could result in the immediate suppression of end-market demand for many of our products such as satellite ground station technologies and other short lead-time products. The timing, impact, severity and duration of these conditions are difficult to predict. If U.S. or global economic conditions deteriorate, or political conditions become unstable, or additional economic sanctions are imposed on some of our end-customers, it could adversely impact our business in a number of ways. In the past, our businesses have been negatively affected by uncertain economic environments in the overall market and, more specifically, in the telecommunications sector. Our customers have reduced their budgets for spending on telecommunications equipment and systems and in some cases postponed or reduced the purchase of our products and systems. In the future, our customers may again reduce their spending on telecommunications equipment and systems which would negatively impact both of our operating segments. If this occurs, it would adversely affect our business outlook, net sales, profitability and the recoverability of our assets, including intangible assets such as goodwill.

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

We currently, and intend to continue to, operate a high-volume technology manufacturing center located in Arizona. A terrorist attack or similar future event may disrupt our operations or those of our customers or suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. If a natural disaster or other business interruption occurred with respect to our high-volume technology manufacturing center, we do not have immediate access to other manufacturing facilities and, as a result, our business, results of operations and financial condition could be materially adversely affected. To support our long-term business goals for our satellite earth station product line, in fiscal 2023, we completed our relocation of certain of our satellite earth station product line operations to our new 146,000 square foot facility in Chandler, Arizona. Nevertheless, loss of that facility would have a negative impact on our production capability and we would incur unexpected costs and lost revenue associated with our inability to meet our contractual commitments.

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

The military conflict between Russia and Ukraine has impacted our sales pipeline and continues to have significant repercussions for our business. Although sales into Russia represented approximately 1% of our consolidated net sales in fiscal 2023 and 2022, consolidated net sales into Russia in fiscal 2024 and beyond were expected to significantly grow. As a result of the economic sanctions against Russia, however, we have stopped accepting new orders in Russia and plan to wind down operations in fiscal 2024. Accordingly, we are completing the production of backlog for approved in-country customers and repatriating cash proceeds as permitted by both U.S. and Russian law.

As a result of this conflict, in fiscal 2022 and 2023, certain customers (including the U.S. and Ukrainian government) paused procurement and deployment of satellite and troposcatter communication systems, and instead began purchasing war-fighting equipment.

It has become difficult to predict the timing or dollar amount of our contract awards in the region. For example, we had several opportunities to provide wireless communication systems (including troposcatter systems) to Ukraine for a variety of both defense and communications uses. Funding for these systems was expected to be provided by Ukraine and by the U.S. government and these items were expected to be awarded and shipped in the second half of fiscal 2022. As result of the conflict in Ukraine, however, the award was not received and shipped until the first half of our fiscal 2023. Additionally, funding for opportunities with other customers that we expected to book and ship has also been shifted to other programs and/or temporarily delayed as a result of changes in defense spending priorities.

Prior to this conflict, we maintained a small group of employees in Moscow, Russia who supported certain UHP-branded satellite communications products. In fiscal 2023, we continued to expand our Canadian operations and shifted certain commercial software development and support activities outside of Russia. However, as we are currently in an environment where software engineering talent is already in high demand and commands a premium, we expect to incur additional annual expenses in connection with this personnel shift for our UHP products. We may not be able to timely ramp up our operations in Canada or elsewhere on a sufficient scale to support anticipated growth of our UHP products, which could adversely impact future revenues, gross margins and operations.

Our sales to government customers are highly dependent on the U.S. defense budget, which in turn is driven by an annual appropriation by Congress. These appropriations rarely align with the performance period of our contracts—for instance, most of our government contracts are only partially funded at inception. DoD budgets are driven by factors that are outside our control (such as economic conditions, administration policy shifts within the Executive branch and geopolitical events). Any one or combination of these factors may adversely impact our operations, resulting in a decline of sales and operating income.

Business Risks

Our backlog is subject to customer cancellation or modification and such cancellations could result in a decline in sales and increased provisions for excess and obsolete inventory.

We currently have a backlog of orders, mostly under contracts that our customers may modify or terminate. Almost all of the contracts in our backlog (including firm orders previously received from the U.S. government) are subject to cancellation at the convenience of the customer or for default in the event that we are unable to perform under the contract. For some contracts, where we are a subcontractor (and not the prime contractor), the U.S. government could terminate the prime contractor for convenience without regard for our performance as a subcontractor.

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

During our fiscal years ended July 31, 2023, 2022 and 2021, sales to the U.S. government (including sales to prime contractors to the U.S. government) were $172.0 million, $132.6 million and $201.1 million or 31.3%, 27.2% and 34.6% of our consolidated net sales, respectively. In addition, a large portion of our existing backlog consists of orders related to U.S. government contracts and our Business Outlook for Fiscal 2024 and beyond depends, in part, on significant new orders from the U.S. government, which undergoes extreme budgetary pressures from time to time.

We rely on U.S. government spending on our communication solutions, and our receipt of future orders depends in large part on continued funding by the U.S. government for the programs in which we participate. These spending levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general public policy and political support for this type of spending. Government contracts are conditioned upon the continuing availability of congressional appropriations and Congress’s failure to appropriate funds, or Congress’s actions to reduce or delay spending on, or reprioritize its spending away from, U.S. government programs which we participate in, could negatively affect our results of operations. Because many of the items we sell to the U.S. government are included in large programs realized over a period of several years, it is difficult, if not impossible, to determine specific amounts that are or will be appropriated for our products and services. As such, our assessments relating to the impact of changes in U.S. government spending may prove to be incorrect.

The federal debt limit continues to be actively debated as plans for long-term national fiscal policy are discussed. The outcome of these discussions could have a significant impact on defense spending broadly and programs we support in particular. The failure of Congress to approve future budgets and/or increase the debt ceiling of the U.S. on a timely basis could delay or result in the loss of contracts for the procurement of our products and services and we may be asked or required to continue to perform for some period of time on certain of our U.S. government contracts, even if the U.S. government is unable to make timely payments. A decrease in DoD or Department of Homeland Security expenditures, the elimination or curtailment of a material program in which we are involved, or changes in payment patterns of our customers as a result of changes in U.S. government spending could have an adverse effect on our business, results of operations and financial condition.

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

Although we take steps to mitigate our risk with respect to contracts with the U.S. government, we may not be able to do so in every instance for any of the following reasons, among others:

•Our U.S. government contracts can easily be terminated by the U.S. government - Our U.S. government contracts and subcontracts can be terminated by the U.S. government for its convenience or upon an event of default by us. Termination for convenience provisions provide us with little to no recourse related to: our potential recovery of costs incurred or costs committed, potential settlement expenses and hypothetical profit on work completed prior to termination.

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

Sales for use by international customers (including sales to U.S. companies for inclusion in products that will be sold to international customers) represented approximately 24.0%, 25.0% and 23.9% of our consolidated net sales for the fiscal years ended July 31, 2023, 2022 and 2021, respectively, and we expect that international sales will continue to be a significant portion of our consolidated net sales for the foreseeable future. These sales expose us to certain risks, including barriers to trade, declining trade relations, fluctuations in foreign currency exchange rates (which may make our products less price-competitive), political, legal, social and economic instability, exposure to public health epidemics, availability of suitable export financing, tariff regulations, and other U.S. and foreign regulations that may apply to the export of our products. Although we take steps to mitigate our risk with respect to international sales, we may not be able to do so in every instance for any of the following reasons, among others:

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

•We must comply with the FCPA and similar laws elsewhere - We are subject to the FCPA and other foreign laws prohibiting corrupt payments to government officials, which generally bar bribes or unreasonable gifts to foreign governments or officials. Violations of these laws or regulations could result in significant sanctions, including disgorgement of profits, fines, criminal sanctions against us, our officers, our directors, or our employees, more onerous compliance requirements, more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. A violation of any of the regulations enumerated above could materially adversely affect our business, financial condition and results of operations. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, agents, or subsidiaries will not violate our policies. Additionally, changes in regulatory requirements which could restrict our ability to deliver services to our international customers, including the addition of a country to the list of sanctioned countries under the IEEPA or similar legislation could negatively impact our business. For the fiscal years ended July 31, 2023, 2022 and 2021, we conducted no business with states designated as sponsors of terrorism.

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

Although we have a long history of providing services to many of our wireless carrier partners, a change in purchasing or procurement strategies by a wireless carrier partner could result in the loss of business from that partner. Additionally, from time to time, we routinely perform services without a multi-period contract while we negotiate new and extended contract terms and pricing. These negotiations are complex and may take long periods of time. Even when we successfully negotiate a multi-period contract, our wireless carrier contracts, such as the ones with Verizon which collectively accounted for 10.6% of our sales in fiscal 2023, provide for terminations with notice and provide a mechanism for the wireless carrier to renegotiate lower fees and/or change services. Fee pressure from these carriers is constant and ongoing. Thus, even when we obtain a multi-period contract term, our revenues could be suddenly and materially reduced.

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

Disputes with our subcontractors or key suppliers or their inability to deliver on a timely basis, could cause unanticipated delays in our shipments.

Our subcontractors and key suppliers are essential members of our team. Nevertheless, we may occasionally have commercial disputes with them (e.g., over the quality, timeliness or cost of their products). Additionally, our subcontractors and suppliers may experience financial difficulties which may impact their ability to execute against their contractual commitments and delay or otherwise disrupt deliveries. In such instances, we may not receive the components or subsystems for which we have contracted. Taken together, each of the risks set forth herein may have a material adverse effect on our results of operations and financial condition.

External events outside our control may disrupt our supply chain. With recent history in mind, natural disasters, pandemics, extreme weather conditions, legislative or regulatory changes may all impact the performance of our supplier base. Our subcontractors and suppliers may also, in turn, be unable to maintain the quality of the materials they receive from their respective suppliers.

Our reliance on a single partner to source critical parts (i.e., where we are unable to develop a critical redundant source of supply) may impair our ability to produce and deliver our products. This negative impact could be even greater where we are required to comply with sourcing requirements within our U.S. government contracts regarding the purchase of counterfeit or otherwise non-compliant parts or materials. In some instances, where we rely on supplier certifications of compliance with these laws and regulations, an improper or incomplete certification may adversely impact our production capability.

Strategic Growth Risks

We face a number of risks relating to the expected long-term growth of our business. Our business and operating results may be negatively impacted if we are unable to manage this growth.

Our business is uniquely subject to certain risks related to its long term growth. These risks include:

•We may not be ultimately successful in implementing our "One Comtech" transformation and integration of individual businesses into two segments - The transformation of Comtech from stand-alone individual businesses toward a single “One Comtech” is a complex undertaking, requiring the consolidation of both manufacturing and back-office teams around the globe in parallel with a global re-branding effort. Managing the merger of multiple production facilities and their attending employee populations is difficult and may negatively impact business prospects in the short and long term. Similarly, our re-branding of the company as Comtech risks damaging goodwill accumulated over decades of operation as individual businesses.

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

•We may not be able to obtain sufficient components to meet expected demand - Our dependence on component availability, government furnished equipment, subcontractors and key suppliers, including the core manufacturing expertise of our high-volume technology manufacturing center located in Arizona exposes us to risk. Although we obtain certain components and subsystems from a single source or a limited number of sources, we believe that most components and subsystems are available from alternative suppliers and subcontractors. During the past four years, partly driven by the COVID-19 pandemic and as a result of overall increased industry-wide demand, lead times for many components have increased as well as freight costs. In addition, threats of or actual tariffs could limit our ability to obtain certain parts on a cost-effective basis, or at all. A significant interruption in the delivery of such items could have an adverse effect on our business, results of operations and financial condition. Similarly, if our high-volume technology manufacturing center located in Arizona is unable to produce sufficient product or maintain quality, it could have a material adverse effect on our business, results of operations and financial condition.

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

On October 31, 2018, we entered into a First Amended and Restated Credit Agreement (the "Credit Facility") with a syndicate of lenders.

On November 30, 2022, we refinanced the amount outstanding under the Credit Facility by entering into a Second Amended and Restated Credit Agreement (also referred to herein as the “Credit Facility”) with the existing lenders. The Credit Facility provides a senior secured loan facility of up to $300.0 million consisting of: (i) a revolving loan facility (“Revolving Loan Facility”) with a borrowing limit of $150.0 million, including a $20.0 million letter of credit sublimit and a swingline loan credit sublimit of $15.0 million; (ii) a $50.0 million term loan A (“Term Loan”); and (iii) an accordion feature allowing us to make a request to borrow up to an additional $100.0 million subject to the satisfaction of specified conditions, including approval by our lenders.

As of July 31, 2023, the amount outstanding under our Credit Facility was $164.4 million, of which $4.4 million and $160.0 million is reflected in the current and non-current portion of long-term debt, respectively, on our Consolidated Balance Sheet. As of July 31, 2023, we also had $1.0 million of standby letters of credit outstanding under our Credit Facility related to guarantees of future performance on certain customer contracts.

Currently, the Credit Facility has a maturity date of October 31, 2024 (“Maturity Date”), which is approximately one year out from now. In anticipation of the upcoming Maturity Date, we engaged a third-party financial advisor to assist us with both the refinancing of our existing Credit Facility, as well as with our evaluation of other capital structure-related alternatives. In tandem with these activities, which we believe are nearing closure, we are also in discussions with our existing lenders to amend and extend the Maturity Date of the Credit Facility, if needed to complete these important initiatives. However, we may not be successful in securing an amendment and extension of the Credit Facility or complete such refinancing activities by October 31, 2023, when the debt outstanding under our Credit Facility would become a short-term current liability.

At the Maturity Date of the Credit Facility, as it currently stands or as may be extended, if we do not have sufficient funds to repay our debt when due, it may be necessary to refinance our debt through additional debt or equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on such refinancing, increases in interest expense could have a material adverse effect on our business, results of operations and financial condition. In addition, if we are not able to obtain favorable terms pursuant to any such refinancing, the size of our Credit Facility could be reduced, more restrictive covenants could be imposed on our business and features of the existing Credit Facility could otherwise be altered or eliminated.

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

Further, our ability to comply with covenants, terms of and conditions on our facility may be affected by events beyond our control. Failure to comply with covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations. Our substantial debt obligations could impede, restrict or delay the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. For example:

•we may be required to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows for other purposes, including but not limited to business development efforts, capital expenditures, dividends (to the extent applicable) or strategic acquisitions;

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

•we may not be able to make certain other distributions;

•we may become more vulnerable in the event of a downturn in our business or a worsening of general economic or industry-specific conditions; and

•our flexibility in planning for, or reacting to, changes in our business and industry may be limited, thereby placing us at a competitive disadvantage compared to our competitors that have less indebtedness.

Moreover, we may incur substantial additional indebtedness in the future to fund acquisitions or to fund other activities for general business purposes. If additional new debt is added to the current or planned debt levels, or if we are unable to obtain financing on favorable terms, the related risks that we now face could intensify. A substantial increase in our indebtedness could also have a negative impact on our credit ratings. In this regard, failure to maintain our credit ratings could adversely affect the interest rate available to us in future financings, as well as our liquidity, competitive position and access to capital markets. Any decision regarding future borrowings will be based on the facts and circumstances existing at the time, including market conditions and our credit ratings.

The holders of our Series A Preferred Convertible Stock have a majority vote consent right over our ability to amend, restate, or replace the Credit Facility on terms that are materially different to those of the Credit Facility or that adversely affect our ability to fulfill its repurchase obligations of the Series A Preferred Convertible Stock. If we need to amend, restate or replace the Credit Facility on materially different terms or terms adverse to the interests of the holders of our Series A Preferred Convertible Stock, and we are unable to obtain the consent of such holders, we may be unable to obtain required financing or liquidity on favorable terms, or at all.

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

As of July 31, 2023, goodwill recorded on our Consolidated Balance Sheet aggregated $347.7 million. Additionally, as of July 31, 2023, net intangibles recorded on our Consolidated Balance Sheet aggregated $225.9 million.

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

On August 1, 2023 (the first day of our fiscal 2024), we performed our annual quantitative assessment and estimated the fair value of each of our reporting units using a combination of the income and market approaches. Based on our quantitative evaluation, we determined that our Satellite and Space Communications and Terrestrial and Wireless Networks reporting units had estimated fair values in excess of their carrying values of at least 18.3% and 8.9%, respectively, and concluded that our goodwill was not impaired and that neither of our two reporting units was at risk of failing the quantitative assessment.

It is possible that, during fiscal 2024 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, or our common stock price could fluctuate.

A significant decline in our customers' spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a quantitative assessment during fiscal 2024 or beyond. If assumed net sales and cash flow projections are not achieved in future periods or our common stock price significantly declines from current levels, our Satellite and Space Communications and Terrestrial and Wireless Networks reporting units could be at risk of failing the quantitative assessment and goodwill and intangibles assigned to the respective reporting units could be impaired.

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2024 (the start of our fiscal 2025). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. In addition to our impairment analysis of goodwill, we also review net intangibles with finite lives when an event occurs indicating the potential for impairment. We believe that the carrying values of our net intangibles were recoverable as of July 31, 2023. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

As a communications company, and particularly as a government contractor and a provider of public safety and location technologies (including 911 hosted systems), we face a heightened risk of a security breach or disruption from actual breaches, cyber-attacks and other threats to gain unauthorized access to our and our customers’ proprietary or classified information on our IT networks, third-party data center facilities and related systems and to certain of our equipment used on some of our customers' IT networks and related systems. These types of information, IT networks and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers. There can be no assurance that our security efforts and measures will be effective or that actual security breaches or disruptions will not be successful or damaging. Techniques used in such breaches and cyber-attacks are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. In some cases, the resources of foreign governments may be behind such attacks. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk.

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

•Require significant management attention and resources to remedy the damage that results and delay progress on other business objectives;

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

Legal, Regulatory and Litigation Risks

Changes in U.S. federal, state and local and foreign tax law could adversely affect our business and financial condition.

The laws, rules, and regulations dealing with U.S. federal, state and local and foreign income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have immediate and/or retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made to applicable tax laws and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

Our U.S. federal, state and local and foreign tax returns are subject to audit and a resulting tax assessment or settlement could have a material adverse effect on our business, results of operations and financial condition. Significant judgment is required in determining the provision for income taxes.

The final determination of tax examinations and any related litigation could be materially different than what is reflected in historical income tax provisions and accruals.

Our U.S. federal income tax returns for fiscal 2020 through 2022 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2019 are subject to audit. Although adjustments relating to past audits of our federal income tax returns were immaterial, a tax assessment or settlement for other periods or other jurisdictions that may be selected for future audit could have a material adverse effect on our business, consolidated results of operations and financial condition.

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

•Under the FCC’s mandate, our 911 and emerging 988 businesses are dependent on state and local governments - Under the FCC’s mandate, wireless carriers are required to provide 911 services only if state and local governments request the service. As part of a state or local government’s decision to request 911, they have the authority to develop cost recovery mechanisms. However, cost recovery is no longer a condition to wireless carriers’ obligation to deploy the service. If state and local governments do not widely request that 911 services be provided or we become subject to significant pressures from wireless carriers with respect to pricing of 911 services, our 911 business would be harmed and future growth of our business would be reduced. On May 17, 2023, the U.S. Department of Health and Human Services, through the Substance Abuse and Mental Health Services Administration announced $200.0 million in new funding for states, territories and tribes to build local 988 capacity. This follows an initial $432.0 million investment by the federal government in July 2022 to support the transition to 988 and build up crisis center capacity. Our ability to develop this aspect of our business is highly dependent on the deployment of this federal funding. If deployment of those funds is delayed, stopped or never occurs, our results of operations or financial condition could be materially adversely affected.

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

For additional information related to these lawsuits, see "Notes to Consolidated Financial Statements - Note (12)(a) - Commitments and Contingencies - Legal Proceedings and Other Matters" included in "Part II - Item 8. Financial Statements and Supplementary Data," included in this Form 10-K.

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

From time to time our customers are parties to allegations of intellectual property infringement claims based on our customers’ incorporation and use of our products and services, which may lead to demands from our customers for us to indemnify them for costs in defending those allegations. Any litigation regarding patents, trademarks, copyrights or intellectual property rights, even those without merit, and the related indemnification demands of our customers, can be costly and time consuming, and divert our management and key personnel from operating our business. The complexity of the technology involved, and inherent uncertainty and cost of intellectual property litigation increases our risks. If any third party has a meritorious or successful claim that we are infringing its intellectual property rights, we may be forced to change our products or enter into licensing arrangements with third parties that may include payment of a reasonable royalty, which may be costly or impractical. This also may require us to stop selling our products as currently engineered, which could harm our competitive position. We also may be subject to significant damages or injunctions that prevent the further development and sale of certain of our products or services and may result in a material loss of revenue.

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
•cyber attacks;
•energy blackouts;
•acts of terrorism or war;
•inflation or deflation;
•rumors or allegations regarding our financial disclosures or practices; and
•potential resurgences of the COVID-19 or similar pandemics.

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

Even if we are successful in any proxy contest or in defending against any unsolicited takeover attempt, our business could be adversely affected by any such proxy contest or unsolicited takeover attempt due to:

•perceived uncertainties as to future direction may result in the loss of potential acquisitions, collaborations or other strategic opportunities, and may make it more difficult to attract and retain qualified personnel, customers, suppliers, and other business partners; and

•if individuals are elected or appointed to our Board of Directors with a specific agenda or who do not agree with our strategic plan, the ability of our Board of Directors to function effectively could be adversely affected, which could in turn adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our stockholders, and/or adversely affect our business, operating results and financial condition.

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

Historically, we have not owned any material properties or facilities and have relied upon a strategy of leasing. We do not currently own any material properties. The following table lists our primary leased facilities at July 31, 2023:

Location		Property Type	Square Footage	Lease Expiration
Satellite and Space Communications
Chandler, Arizona	A	Manufacturing and Engineering	146,000	July 2036
Orlando, Florida	B	Manufacturing and Engineering	99,000	April 2026
Hampshire, UK	C	Manufacturing and Engineering	77,000	November 2030
Santa Clara, California	D	Manufacturing and Engineering	47,000	April 2026
Melville, New York	E	Manufacturing and Engineering	45,000	December 2031
Various facilities	F	Support, Engineering and Sales	22,000	Various
Cypress, California	G	Support, Engineering and Sales	28,000	July 2025
Tempe, Arizona	A	Manufacturing and Engineering	20,000	January 2027
Plano, Texas	G	R&D and Engineering	12,000	August 2025
Saint-Laurent, Canada	H	Manufacturing, Engineering, Sales and General Office	12,000	June 2029
			508,000
Terrestrial and Wireless Networks
Seattle, Washington	I	Network Operations, R&D, Engineering and Sales	30,000	October 2033
Stoughton, Massachusetts	J	Network Operations	26,000	March 2025
Annapolis, Maryland	K	Support, Engineering and Sales	17,000	July 2026
Gatineau, Canada	L	Network Operations, R&D, Engineering, Sales and General Office	16,000	April 2028
Chicago, Illinois	L	General Office	4,000	September 2024
			93,000
Corporate
Annapolis, Maryland	K	General Office and Common Areas	2,000	July 2026
Melville, New York	M	Corporate Headquarters and General Office	9,600	August 2027
			11,600
Total Square Footage			612,600

A.To support our long-term business goals, we recently commenced a 15-year lease for a new 146,000 square foot high-volume technology manufacturing facility in Chandler, Arizona. In fiscal 2023, we completed the relocation of certain of our satellite ground station production facility operations from our existing manufacturing locations, such as Tempe, Arizona, to this new facility, which reduced our Tempe, Arizona footprint by 116,000 square feet to 20,000 square feet through January 2027. The new Chandler, Arizona facility utilizes state-of-the-art design and production techniques, including analog, digital and RF microwave production, hardware assembly and full-service engineering.

B.Our Satellite and Space Communications segment engineers and manufactures our over-the-horizon microwave troposcatter systems and mission-critical satellite equipment in a leased facility in Orlando, Florida.

C.Our Satellite and Space Communications segment currently leases two manufacturing facilities in Hampshire, United Kingdom, where we manufacture our high precision full motion fixed and mobile X/Y satellite tracking antennas, RF feeds, reflectors and radomes. These facilities are expected to support the production of X/Y satellite tracking antennas that can be used in connection with the thousands of new LEO, MEO and large HTS satellite constellations reportedly being launched over the next several years.

D.Our Satellite and Space Communications segment manufactures certain amplifiers in a leased manufacturing facility located in Santa Clara, California.

E.Our Satellite and Space Communications segment manufactures certain of our solid-state, high-power amplifiers in a 45,000 square foot engineering and manufacturing facility on more than two acres of land in Melville, New York and an 8,000 square foot facility in Topsfield, Massachusetts. Our Massachusetts lease is currently on a month-to-month basis and therefore excluded from the table above; however, we are currently in negotiations with the landlord to extend such lease for up to ten years.

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

I.Our Terrestrial and Wireless Networks segment maintains office space in Seattle, Washington used primarily for servicing and hosting our VoIP and VoWiFi E911 and NG-911 services, and related emerging technologies. In fiscal 2023, as part of our cost reduction initiatives, we reduced our footprint at this location from 58,000 square feet to 30,000 square feet.

J.Our Terrestrial and Wireless Networks segment maintains office space in Stoughton, Massachusetts used primarily for servicing certain of our state and local municipality NG-911 customers.

K.Our Terrestrial and Wireless Networks segment maintains office space in Annapolis, Maryland used primarily for the design and development of our software-based systems and applications and network operations for our Terrestrial and Wireless Networks segment.

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

Also, in fiscal 2023 and 2022, as part of our environmental related initiatives, we were able to reduce our total company-wide square footage of our various facilities by 162,000 sq. ft. or 20.9% and 78,000 sq ft. or 9.1%, respectively, for a total two-year reduction of 240,000 sq. ft. or 28.1%.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated herein by reference to the "Notes to Consolidated Financial Statements – Note (12)(a) - Commitments and Contingencies – Legal Proceedings and Other Matters" included in "Part II - Item 8. Financial Statements and Supplementary Data," of this Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Performance Graph and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index and the Nasdaq Telecommunications Index for each of the last five fiscal years ended July 31, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends (to the extent applicable). The comparisons in the graphs below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Our common stock trades on the Nasdaq Stock Market LLC ("Nasdaq") under the symbol "CMTL."

Dividends

On September 29, 2022 and December 8, 2022, our Board of Directors declared a dividend of $0.10 per common share, which was paid on November 18, 2022 and February 17, 2023, respectively. During the third quarter of fiscal 2023, encouraged by the progress that we have made related to our One Comtech transformation, our launch of EVOKE and our emerging growth opportunities, as previously disclosed, the Board, together with management, adjusted the Company’s capital allocation plans and determined to forgo a common stock dividend, thereby increasing our financial flexibility for future investments. Future common stock dividends, if any, remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval and certain voting rights of holders of our Series A Convertible Preferred Stock.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the fiscal year ended July 31, 2023. On September 29, 2020, our Board of Directors authorized a $100.0 million stock repurchase program, which replaced our prior program. The $100.0 million stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. We had approximately 28.1 million shares of Common Stock outstanding as of July 31, 2023.

Approximate Number of Equity Security Holders

As of October 6, 2023, there were approximately 770 holders of our common stock. Such number of record owners was determined from our stockholder records and does not include beneficial owners whose shares of our common stock are held in the name of various security holders, dealers and clearing agencies.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Business

We are a leading global provider of next-generation 911 emergency systems ("NG-911") and secure wireless and satellite communications technologies. This includes the critical communications infrastructure that people, businesses, and governments rely on when durable, trusted connectivity is required, no matter where they are – on land, at sea, or in the air – and no matter what the circumstances – from armed conflict to a natural disaster. Our solutions are designed to fulfill our customers’ needs for secure wireless communications in the most demanding environments, including those where traditional communications are unavailable or cost-prohibitive, and in mission-critical and other scenarios where performance is crucial. We anticipate future growth in our business due to a trend of increasing demand for global voice, video and data usage in recent years, in addition to the growth of 988 networks. We provide our solutions to both commercial and governmental customers.

We manage our business through two reportable operating segments:

•Satellite and Space Communications - is organized into four technology areas: satellite modem and amplifier technologies; troposcatter and SATCOM solutions; space components and antennas; and high-power amplifiers and switch technologies. This segment offers customers: satellite ground station technologies, services and system integration that facilitate the transmission of voice, video and data over GEO, MEO and LEO satellite constellations, including solid-state and traveling wave tube power amplifiers, modems, VSAT platforms and frequency converters; satellite communications and tracking antenna systems, including high precision full motion fixed and mobile X/Y tracking antennas, RF feeds, reflectors and radomes; over-the-horizon microwave troposcatter equipment that can transmit digitized voice, video, and data over distances up to 200 miles using the troposphere and diffraction, including the Comtech COMET™; solid-state, RF microwave high-power amplifiers and control components designed for radar, electronic warfare, data link, medical and aviation applications; and procurement and supply chain management of high reliability Electrical, Electronic and Electromechanical ("EEE") parts for satellite, launch vehicle and manned space applications.

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

Revenue Recognition. In accordance with FASB ASC 606 - Revenue from Contracts with Customers ("ASC 606"), we record revenue in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. See "Notes to Consolidated Financial Statements - Note (1)(c) - Revenue Recognition" included in "Part II - Item 8. Financial Statements and Supplementary Data," (which discussion is incorporated herein by reference), included in this Form 10-K, for further information.

Impairment of Goodwill and Other Intangible Assets. As of July 31, 2023, total goodwill recorded on our Consolidated Balance Sheet aggregated $347.7 million (of which $173.6 million relates to our Satellite and Space Communications segment and $174.1 million relates to our Terrestrial and Wireless Networks segment). Additionally, as of July 31, 2023, net intangibles recorded on our Consolidated Balance Sheet aggregated $225.9 million (of which $65.1 million relates to our Satellite and Space Communications segment and $160.8 million relates to our Terrestrial and Wireless Networks segment). For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, our Satellite and Space Communications and Terrestrial and Wireless Networks segments each constitute a reporting unit and we must make various assumptions in determining their estimated fair values. See "Notes to Consolidated Financial Statements - Note (13) - Goodwill and Note (14) - Intangible Assets" included in "Part II - Item 8. Financial Statements and Supplementary Data," (which discussion is incorporated herein by reference), included in this Form 10-K, for further information.

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

Accounting for Income Taxes. Our deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and applying enacted tax rates expected to be in effect for the year in which we expect the differences to reverse. Our provision for income taxes is based on domestic (including federal, state and local) and international statutory income tax rates in the tax jurisdictions where we operate, permanent differences between financial reporting and tax reporting and available credits and incentives. We recognize potential interest and penalties related to uncertain tax positions in income tax expense. The U.S. federal government is our most significant income tax jurisdiction.

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

Our U.S. federal income tax returns for fiscal 2020 through 2022 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2019 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Research and Development Costs. We generally expense all research and development costs. Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other personnel-related expenses associated with product development. Research and development expenses also include third-party development and programming costs. Costs incurred internally in researching and developing software to be sold are charged to expense until technological feasibility has been established for the software. Judgment is required in determining when technological feasibility of a product is established. Technological feasibility for our advanced communication software solutions is generally reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to customers and when we are able to validate the marketability of such product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. To date, capitalized internally developed software costs were not material, but could increase in the future.

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

We monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. In light of ongoing tight credit market conditions and high interest rates, we continue to see requests from our customers for higher credit limits and longer payment terms. We have, on a limited basis, approved certain customer requests. We continue to monitor our accounts receivable credit portfolio. To-date, there has been no material changes in our credit portfolio as a result of the challenging business conditions.

Although our overall credit losses have historically been within the allowances we established, we may not be able to accurately predict our future credit loss experience, given the current poor business environment. Measurement of credit losses requires consideration of historical loss experience, including the need to adjust for changing business conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Future changes to the estimated allowance for doubtful accounts could be material to our results of operations and financial condition.

Results of Operations

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of our consolidated net sales:

	Fiscal Years Ended July 31,
	2023	2022	2021
Gross margin	33.5%	37.0%	36.8%
Selling, general and administrative expenses	21.8%	23.6%	19.2%
Research and development expenses	8.8%	10.8%	8.4%
Amortization of intangibles	3.9%	4.4%	3.6%
CEO transition costs	1.7%	2.8%	—%
Proxy solicitation costs	—%	2.3%	—%
Acquisition plan expenses	—%	—%	17.2%
Operating loss	(2.7)%	(6.9)%	(11.7)%
Interest expense (income) and other	2.9%	0.7%	1.2%
Loss before benefit from income taxes	(5.6)%	(7.6)%	(12.9)%
Net loss	(4.9)%	(6.8)%	(12.6)%
Net loss attributable to common stockholders	(6.2)%	(8.9)%	(12.6)%
Adjusted EBITDA (a Non-GAAP measure)	9.7%	8.1%	13.2%

For a definition and explanation of Adjusted EBITDA, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal 2023 and 2022 - Adjusted EBITDA."

Fiscal 2023 Highlights and Business Outlook for Fiscal 2024

Our financial highlights for the fiscal year ended July 31, 2023 include:

•Consolidated net sales were $550.0 million, an increase of 13.1% from fiscal 2022;

•Gross margin was 33.5%, compared to 37.0% in fiscal 2022;

•GAAP net loss attributable to common stockholders was $33.9 million, and included $10.9 million of restructuring costs, $9.1 million of CEO transition costs and $3.8 million of strategic emerging technology costs for next-generation satellite technology, as discussed below;

•GAAP EPS loss of $1.21 and Non-GAAP EPS of $0.65;

•Adjusted EBITDA (a Non-GAAP financial measure discussed below) of $53.5 million, an increase of 36.1% from fiscal 2022;

•New bookings (also referred to as orders) of $594.1 million, resulting in an annual book-to-bill ratio of 1.08x (a measure defined as bookings divided by net sales);

•Backlog of $662.2 million as of July 31, 2023, compared to $618.1 million as of July 31, 2022 and $668.4 million as of April 30, 2023;

•Revenue visibility of approximately $1.1 billion as of July 31, 2023 (such amount does not yet include the $544.0 million U.S. Army Global Field Service Representative (“GFSR”) contract or $48.6 million U.S. Army Enterprise Digital Intermediate Frequency Multi-Carrier (“EDIM”) modem contract awarded to us in September 2023). We measure this revenue visibility as the sum of our $662.2 million backlog, plus the total unfunded value of certain multi-year contracts that we have received and from which we expect future orders; and

•Cash flows used in operating activities of $4.4 million. Excluding $14.0 million in aggregate payments for restructuring costs, including severance, proxy solicitation and CEO transition costs, cash flows provided by operations would have been $9.6 million.

Non-GAAP financial measures discussed above are reconciled to the most directly comparable GAAP financial measures in the table included in the below section "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal 2023 and 2022."

Fiscal 2023 marked a year of tremendous change and accomplishments for our organization. Led by a new management team and refreshed Board of Directors, we implemented many important lean initiatives and process improvement activities anticipated to drive sustainable, profitable growth in our business. Several of these actions have already contributed to our improved financial performance, affording us the opportunity to report our first quarter of positive GAAP operating income in almost two years. We are greatly encouraged by the progress we have made through our One Comtech transformation, which gives us the confidence to expect that our Business Outlook for Fiscal 2024 will be even better than fiscal 2023. We base our enthusiasm about our future, in part, on our people as well as our recent large contracts wins, that serve to validate and reinforce our technology leadership positions in multiple growing end markets. Taken together, we believe these significant, strategic contracts demonstrate our ability to outperform in every facet of our business. For example:

•In July 2023, we were very excited to finally have received our long-awaited initial funding of $21.0 million under our next-generation 911 contract with the State of Ohio. This contract, originally awarded to us in March 2020, has a total expected value of approximately $85.0 million and is anticipated to start contributing meaningfully to our net sales in fiscal 2025, and beyond.

•In July 2023, we announced that our market-leading troposcatter family of systems ("FOS") was chosen by the U.S. Army to support its tactical Beyond-Line-of-Site ("BLOS") communications requirements. Here, our commitment to innovation drove success: Comtech’s troposcatter equipment can now handle up to 210 megabits per second of data, can connect endpoints over 200 miles apart, and can be set up and operating inside 15 minutes. We believe our next-generation, software-defined troposcatter solutions represent a thousand-fold performance increase over prior generations, and we are a clear global leader in a technology with a rapidly expanding set of defense and commercial market applications. Through this initial $30.0 million contract award, we believe Comtech will become the leading provider of next-generation troposcatter systems for the U.S. Army.

•In September 2023, we were awarded a large, multi-year GFSR contract by the U.S. Army. This contract has a total potential value of $544.0 million and is expected to contribute significantly to our net sales in the second half of our fiscal 2024. Through this program, we will provide ongoing communications and IT infrastructure support for the U.S. Army, Air Force, Navy, Marine Corps and NATO, enabling U.S. and coalition forces to maintain robust, resilient and secure connectivity for global all-domain operations. Foundational to this success: Comtech’s professional engineering services and extensive portfolio of resilient, blended, smart-enabled technologies.

•Also, in September 2023, we were honored to win a highly competitive $48.6 million contract to deliver next-generation EDIM modems for the U.S. Army's satellite communications ("SATCOM") digitization and modernization programs. The advanced, software defined EDIM modem is intended to: support multiple satellite providers; become one of the primary modems used for U.S. military SATCOM, eventually replacing the Enhanced Bandwidth Efficient Modem ("EBEM"); and provide the U.S. Army, Navy and Air Force with a digitized, hybrid satellite network architecture. The EDIM modem would allow SATCOM users to easily roam across orbital regimes, blend capabilities from traditionally disparate networks and maintain assured, resilient connectivity in the most demanding of environments.

•Finally, increasing our potential revenue visibility, we were recently selected as one of multiple awardees under the Defense Logistics Agency's Gateway to Sustainment indefinite delivery, indefinite quantity contract, with a ceiling value of $3.2 billion. This award enables the U.S. Department of Defense and other U.S. government customers to purchase a wide range of capabilities and services from multiple vendors in support of the Command, Control, Computers, Communications, Cyber, Intelligence, Surveillance and Reconnaissance ("C5ISR") operations. Over the course of this contract's potential 10-year performance period, we anticipate being awarded funding to primarily support the U.S. Army's Communications and Electronics Command's rapid acquisition of solutions for systems in various stages of their lifecycle.

In addition to optimizing our cost structure, securing key contract wins and expanding our pipeline of opportunities, we have also been busy addressing strategic questions about the composition of our business and the strength of our balance sheet. Following a careful review of our current business and product lines, considering the kind of software and solutions-based enterprise our customers need us to be in the future, we saw an opportunity to divest our solid state power amplifier product line. Upon completing this divestiture, in the short term, we anticipate using some or all of the net proceeds to meaningfully reduce our outstanding debt, leverage ratio and interest payments. We are also simultaneously addressing the need to refinance our Credit Facility, which expires in October 2024. This process is moving forward and we believe we’re headed toward a solution. In tandem with these ongoing initiatives, we are in discussions with various potential sources of capital, including our existing preferred shareholders, regarding alternative investment structures. We are also in discussions with our existing lenders regarding a short-term amendment and extension of our Credit Facility, if needed to allow us time to complete these various initiatives. We expect to complete the foregoing prior to announcing our first quarter fiscal 2024 results.

As we enter fiscal 2024, while our business performance is improving, macroeconomic conditions continue to be challenging, and the operating environment is largely unpredictable, including factors such as inflation, rising interest rates, repercussions of military conflicts and a potential global recession. Order and production delays, disruptions in component availability, increased pricing for labor and parts, lower levels of factory utilization and higher logistics and operational costs also continue to impact our business.

Despite these business conditions and resulting challenges and although we anticipate some variability from time to time as we move through our One Comtech transformational change, for our first quarter of fiscal 2024, we are targeting consolidated net sales to sequentially increase approximately 1.0% to 4.0% and for our consolidated Adjusted EBITDA margin to range between 11.0% and 13.0%. Such targets reflect our assumptions regarding the timing of and performance on orders from the U.S. Army for VSAT equipment, as well as the timing of and our performance on our recently awarded $544.0 million GFSR contract, which has been protested by the incumbent. While we expect a near-term close, such targets also do not assume any divestiture at this time due to the uncertain closing date of the transaction.

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

Additional information related to our Business Outlook for Fiscal 2024 and a definition and explanation of Adjusted EBITDA is included in the below section "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal 2023 and 2022."

Comparison of Fiscal 2023 and 2022

Net Sales. Consolidated net sales were $550.0 million and $486.2 million for fiscal 2023 and 2022, respectively, representing an increase of $63.8 million, or 13.1%. The period-over-period increase in net sales primarily reflects significantly higher net sales in our Satellite and Space Communications segment, as further discussed below.

Satellite and Space Communications
Net sales in our Satellite and Space Communications segment were $337.8 million for fiscal 2023 as compared to $279.7 million for fiscal 2022, an increase of $58.1 million, or 20.8%. Fiscal 2023 net sales in this segment primarily reflect significantly higher net sales of our troposcatter and SATCOM solutions to both U.S. and international government customers (including delivery of our COMET™ troposcatter terminals to international customers, progress toward delivering next-generation troposcatter terminals to the U.S. Marine Corps and VSAT equipment for the U.S. Army) and satellite ground station technologies, offset in part by lower sales of our high reliability EEE satellite-based space components. Our Satellite and Space Communications segment represented 61.4% of consolidated net sales for fiscal 2023 as compared to 57.5% for fiscal 2022. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for fiscal 2023 was 1.29x.

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

Terrestrial and Wireless Networks
Net sales in our Terrestrial and Wireless Networks segment were $212.2 million for fiscal 2023, as compared to $206.5 million for fiscal 2022, an increase of $5.7 million, or 2.8%, reflecting higher sales of our NG-911 solutions and services, offset in part by lower sales of our trusted location and messaging solutions and cyber security training services. Our Terrestrial and Wireless Networks segment represented 38.6% of consolidated net sales for fiscal 2023 as compared to 42.5% for fiscal 2022. Our book-to-bill ratio (a measure defined as bookings divided by net sales) for this segment was 0.74x.

Bookings, sales and profitability in our Terrestrial and Wireless Networks segment can fluctuate from period-to-period due to many factors, including changes in the general business environment. Period-to-period fluctuations in bookings are normal for this segment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the fiscal years ended July 31, 2023 and 2022 are as follows:

	Fiscal Years Ended July 31,
	2023	2022	2023	2022	2023	2022
	Satellite and Space Communications		Terrestrial and Wireless Networks		Consolidated
U.S. government	49.9%	45.6%	1.7%	2.4%	31.3%	27.2%
Domestic	16.7%	18.0%	89.2%	88.1%	44.7%	47.8%
Total U.S.	66.6%	63.6%	90.9%	90.5%	76.0%	75.0%

International	33.4%	36.4%	9.1%	9.5%	24.0%	25.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the DoD, intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales are sales to Verizon Communications Inc. ("Verizon"), which accounted for 10.6% and 11.1% of consolidated net sales for fiscal 2023 and 2022, respectively.

International sales for fiscal 2023 and 2022 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $132.1 million and $121.4 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for fiscal 2023 and 2022.

Gross Profit. Gross profit was $184.5 million and $179.8 million for fiscal 2023 and 2022, respectively. Gross profit, as a percentage of consolidated net sales, for fiscal 2023 was 33.5% as compared to 37.0% for fiscal 2022. Our gross profit (both in dollars and as a percentage of consolidated net sales) reflects an increase in net sales and overall product mix changes, including significantly higher net sales of our troposcatter and SATCOM solutions to U.S. and international government customers and satellite ground station technologies, as discussed above. In addition, during fiscal 2023 and 2022, we recorded benefits of $2.3 million and $2.5 million, respectively, to cost of sales as we reduced a warranty accrual due to lower than expected warranty claims in our NG-911 product line. Our gross profit in both periods reflects start-up costs associated with the opening of our new high-volume technology manufacturing centers, as well as increased costs resulting from inflationary pressures. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Satellite and Space Communications segment's gross profit, as a percentage of related segment net sales, for fiscal 2023 decreased in comparison to fiscal 2022. The decrease in gross profit percentage primarily reflects changes in products and services mix, as discussed above. During fiscal 2022, we incurred $1.1 million of incremental operating costs related to our antenna facility in the United Kingdom due to the impact of the COVID-19 pandemic. Similar operating costs were not incurred in fiscal 2023.

Our Terrestrial and Wireless Networks segment's gross profit, as a percentage of related segment net sales, for fiscal 2023 decreased in comparison to fiscal 2022. The gross profit percentage in fiscal 2023 primarily reflects changes in products and services mix, as discussed above.

Included in consolidated cost of sales are provisions for excess and obsolete inventory of $4.9 million and $4.4 million, for fiscal 2023 and 2022, respectively. As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends.

Over time, and as we progress through fiscal 2024, we expect our gross margins in both segments to improve as a result of our ongoing initiatives, for example, to optimize our supply chain and facility footprint. However, our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $120.0 million and $114.9 million for fiscal 2023 and 2022, respectively. As a percentage of consolidated net sales, selling, general and administrative expenses were 21.8% and 23.6% for fiscal 2023 and 2022, respectively.

During fiscal 2023 and 2022, we incurred $10.9 million and $6.0 million, respectively, of restructuring costs primarily to streamline our operations and improve efficiency, including severance and costs related to the relocation of certain of our satellite ground station production facilities to our new 146,000 square foot facility in Chandler, Arizona. Excluding restructuring costs, selling, general and administrative expenses for fiscal 2023 and 2022 would have been $109.2 million or 19.9% and $108.9 million or 22.4%, respectively, of consolidated net sales. The decrease in our selling, general and administrative expenses, as a percentage of consolidated net sales, is primarily due to higher consolidated net sales, as discussed above. Our selling, general and administrative expenses in the most recent period also reflect higher labor costs associated with a tight global labor market, increased investments in marketing, including new social media activities and other investments we are making to achieve our long-term business goals. Such spending is expected to continue during fiscal 2024.

Amortization of stock-based compensation expenses recorded as selling, general and administrative expenses was $8.0 million in fiscal 2023 as compared to $6.3 million in fiscal 2022. Fiscal 2023 includes fully vested stock-based awards granted to certain employees in lieu of fiscal 2023 non-equity incentive compensation. Amortization of stock-based compensation expense for fiscal 2022 includes $0.8 million related to the retirement, in December 2021, of three long-standing members of the Board of Directors. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Research and Development Expenses. Research and development expenses were $48.6 million and $52.5 million for fiscal 2023 and 2022, respectively, representing a decrease of $3.9 million, or 7.4%. As a percentage of consolidated net sales, research and development expenses were 8.8% and 10.8% for fiscal 2023 and 2022, respectively.

For fiscal 2023 and 2022, research and development expenses of $22.4 million and $26.5 million, respectively, related to our Satellite and Space Communications segment, and $25.2 million in both periods, related to our Terrestrial and Wireless Networks segment. The remaining research and development expenses of $1.0 million and $0.8 million in fiscal 2023 and 2022, respectively, related to the amortization of stock-based compensation expense.

During fiscal 2023 and 2022, we incurred $3.8 million and $1.2 million, respectively, of strategic emerging technology costs in our Satellite and Space Communications segment for next-generation satellite technology to advance our solutions offerings to be used with new broadband satellite constellations. We are progressing with our evaluation of this new market in relation to our long-term business strategies, and expect to complete such evaluation in fiscal 2024.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During fiscal 2023 and 2022, customers reimbursed us $14.0 million and $9.8 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $21.4 million (of which $7.3 million was for the Satellite and Space Communications segment and $14.1 million was for the Terrestrial and Wireless Networks segment) for both fiscal 2023 and 2022.

Proxy Solicitation Costs. During fiscal 2022, we incurred $11.2 million of proxy solicitation costs (including legal and advisory fees and costs associated with a related lawsuit) in our Unallocated segment as a result of a now settled proxy contest initiated by a shareholder. There were no similar costs during fiscal 2023.

CEO Transition Costs. CEO transition costs were $9.1 million for fiscal 2023. On August 9, 2022, our Board of Directors appointed our Chairman of the Board, Mr. Peterman, as President and CEO. Transition costs related to our former President and CEO, Mr. Porcelain, pursuant to his separation agreement with the Company, were $7.4 million, of which $3.8 million related to the acceleration of unamortized stock-based compensation, with the remaining $3.6 million related to his severance payments and benefits upon termination of employment. The cash portion of the transition costs of $3.6 million was paid to Mr. Porcelain in October 2022. Also, in connection with Mr. Peterman entering into an employment agreement with the Company, effective as of August 9, 2022, we incurred a $1.0 million expense related to a cash sign-on bonus, which was paid in January 2023. CEO transition costs related to Mr. Porcelain and Mr. Peterman were expensed in our Unallocated segment.

CEO transition costs were $13.6 million for fiscal 2022 and related to our former CEO, Fred Kornberg. Of such amount, $10.3 million related to Mr. Kornberg's severance payments and benefits upon termination of his employment; the remainder related to him agreeing to serve as a Senior Technology Advisor for a minimum of two years. CEO transition costs related to Mr. Kornberg were expensed in our Unallocated segment.

Operating Income (Loss). Operating loss for fiscal 2023 and 2022 was $14.7 million and $33.8 million, respectively. Operating income (loss) by reportable segment is shown in the table below:

	Fiscal Years Ended July 31,
	2023	2022	2023	2022	2023	2022	2023	2022
($ in millions)	Satellite and Space Communications		Terrestrial and Wireless Networks		Unallocated		Consolidated
Operating income (loss)	$15.0	$(5.7)	$12.3	$18.9	$(42.0)	$(47.0)	$(14.7)	$(33.8)
Percentage of related net sales	4.5%	NA	5.8%	9.2%	NA	NA	NA	NA

Our GAAP operating loss of $14.7 million for fiscal 2023 reflects: (i) $21.4 million of amortization of intangibles; (ii) $10.9 million of restructuring costs (of which $5.7 million, $1.3 million and $3.9 million related to our Satellite and Space Communications, Terrestrial and Wireless Networks and Unallocated segments, respectively); (iii) $10.1 million of amortization of stock-based compensation; (iv) $9.1 million of CEO transition costs; (v) $3.8 million of strategic emerging technology costs; and (vi) $1.0 million of amortization of cost to fulfill assets, as discussed above. Excluding such items, our consolidated operating income for fiscal 2023 would have been $41.6 million.

Our GAAP operating loss of $33.8 million for fiscal 2022 reflects: (i) $21.4 million of amortization of intangibles; (ii) $13.6 million of CEO transition costs; (iii) $11.2 million of proxy solicitation costs; (iv) $7.8 million of amortization of stock-based compensation; (v) $6.0 million of restructuring costs; (vi) $1.2 million of strategic emerging technology costs; (vii) $1.1 million of incremental operating costs due to the lingering impact of COVID-19; and (viii) $0.5 million of amortization of cost to fulfill assets as discussed above. Excluding such items, our consolidated operating income for fiscal 2022 would have been $28.9 million.

The increase in operating income, excluding the above items, from $28.9 million for fiscal 2022 to $41.6 million for fiscal 2023 reflects the benefit of our One Comtech lean initiatives implemented in fiscal 2023 and, to a lesser extent, higher consolidated net sales, as discussed above. Operating income (loss) by reportable segment is further discussed below.

The increase in our Satellite and Space Communications segment operating income, both in dollars and as a percentage of the related segment net sales, for fiscal 2023 was driven primarily by an increase in related segment net sales and lower research and development expenses, as discussed above.

The decrease in our Terrestrial and Wireless Networks segment operating income, both in dollars and as a percentage of the related segment net sales, for fiscal 2023 was driven primarily by changes in products and services mix, as discussed above.

Excluding the impact of CEO transition costs, proxy solicitation costs and its respective portion of restructuring charges, Unallocated expenses for fiscal 2023 would have been $29.0 million, as compared to $21.9 million for fiscal 2022. The increase in Unallocated expenses excluding such items was primarily due to our increased investments in marketing, including new social media activities, and other investments we are making to achieve our long-term business goals. Amortization of stock-based compensation was $10.1 million and $7.8 million, respectively, for fiscal 2023 and 2022, and includes fully vested stock-based awards granted to certain employees in lieu of fiscal 2023 and 2022 non-equity incentive compensation. Stock-based compensation expense for fiscal 2022 also includes $0.8 million related to the retirement of three, long-standing Board members, who retired in December 2021.

Interest Expense and Other. Interest expense was $15.0 million and $5.0 million for fiscal 2023 and 2022, respectively. The increase is due to a higher average debt balance outstanding during fiscal 2023, as well as higher interest rates. Our effective interest rate (including amortization of deferred financing costs) in fiscal 2023 was approximately 8.9% as compared to 3.4% in fiscal 2022. Our current cash borrowing rate (which excludes the amortization of deferred financing costs) under our existing Credit Facility is approximately 9.2%.

Interest (Income) and Other. Interest (income) and other for both fiscal 2023 and 2022 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Change in Fair Value of Convertible Preferred Stock Purchase Option Liability. During fiscal 2022, we recorded a $1.0 million non-cash benefit from the remeasurement of the convertible preferred stock purchase option liability. There was no similar adjustment recorded during fiscal 2023. See "Notes to Consolidated Financial Statements - Note (15) - Convertible Preferred Stock" for more information.

Benefit from Income Taxes. For fiscal 2023 and fiscal 2022, we recorded tax benefits of $3.9 million and $4.0 million, respectively. Our effective tax rate (excluding discrete tax items) for fiscal 2023 was 14.5%, as compared to 28.0% for fiscal 2022. The decrease in the rate was primarily due to the recognition of a valuation allowance in a foreign jurisdiction. For purposes of determining our 14.5% annual effective tax rate for fiscal 2023, CEO transition costs are considered significant, unusual or infrequently occurring discrete tax items and are excluded from the computation of our effective tax rate.

During fiscal 2023, we recorded a net discrete tax benefit of $0.8 million, primarily related to the reversal of tax contingencies no longer required due to the expiration of applicable statute of limitations and the deductible portion of CEO transition costs, offset in part by the settlement of stock-based awards and the finalization of certain tax accounts in connection with our fiscal 2022 federal and state income tax returns. During fiscal 2022, we recorded a net discrete tax benefit of $0.6 million, primarily related to the deductible portion of CEO transition costs and proxy solicitation costs. These benefits were partially offset by the establishment of a valuation allowance on certain foreign related net deferred tax assets and the settlement of certain stock-based awards during fiscal 2022.

Our U.S federal income tax returns for fiscal 2020 through 2022 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2019 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Loss Attributable to Common Stockholders. During fiscal 2023 and 2022, consolidated net loss attributable to common stockholders was $33.9 million and $43.3 million, respectively.

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both fiscal 2023 and 2022 are shown in the table below (numbers in the table may not foot due to rounding):

	Fiscal Years Ended July 31,
	2023	2022	2023	2022	2023	2022	2023	2022
($ in millions)	Satellite and Space Communications		Terrestrial and Wireless Networks		Unallocated		Consolidated
Net income (loss)	$15.5	(3.9)	12.3	18.8	(54.7)	(48.0)	$(26.9)	(33.1)
Benefit from income taxes	(1.7)	(1.1)	(0.2)	—	(2.0)	(2.9)	(3.9)	(4.0)
Interest (income) and other	1.2	(0.8)	0.2	0.1	(0.2)	—	1.2	(0.7)
Change in fair value of convertible preferred stock option liability	—	—	—	—	—	(1.0)	—	(1.0)
Interest expense	—	0.1	—	—	15.0	4.9	15.0	5.0
Amortization of stock-based compensation	—	—	—	—	10.1	7.8	10.1	7.8
Amortization of intangibles	7.3	7.3	14.1	14.1	—	—	21.4	21.4
Depreciation	4.1	4.0	7.6	6.1	0.2	0.2	11.9	10.3
Amortization of cost to fulfill assets	1.0	0.5	—	—	—	—	1.0	0.5
CEO transition costs	—	—	—	—	9.1	13.6	9.1	13.6
Proxy solicitation costs	—	—	—	—	—	11.2	—	11.2
Restructuring costs	5.7	5.7	1.3	—	3.9	0.3	10.9	6.0
Strategic emerging technology costs	3.8	1.2	—	—	—	—	3.8	1.2
COVID-19 related costs	—	1.1	—	—	—	—	—	1.1
Adjusted EBITDA	$37.0	14.1	35.3	39.1	(18.8)	(13.9)	$53.5	39.3
Percentage of related net sales	11.0%	5.0%	16.6%	18.9%	NA	NA	9.7%	8.1%

The increase in consolidated Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, for fiscal 2023 as compared to fiscal 2022 reflects the benefit of our One Comtech lean initiatives implemented through fiscal 2023, as discussed above.

The increase in our Satellite and Space Communications segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, is primarily due to an increase in related segment net sales and lower research and development expenses, as discussed above.

The decrease in our Terrestrial and Wireless Networks segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, is primarily due to changes in products and services mix, as discussed above.

Because our consolidated Adjusted EBITDA, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment as well as unallocated spending, it is inherently difficult to forecast.

Reconciliations of our GAAP consolidated operating (loss) income, net (loss) income attributable to common stockholders and net (loss) income per diluted common share for fiscal 2022 and 2021 to the corresponding Non-GAAP measures are shown in the tables below (numbers and per share amounts in the table may not foot due to rounding). Non-GAAP net (loss) income attributable to common stockholders and net (loss) income per diluted common share reflect Non-GAAP provisions for income taxes based on full year results, as adjusted for the Non-GAAP reconciling items included in the tables below. We evaluate our Non-GAAP effective income tax rate on an ongoing basis, and it can change from time to time. Our Non-GAAP effective income tax rate can differ materially from our GAAP effective income tax rate. In addition, due to the GAAP net loss for the period, Non-GAAP EPS for fiscal 2023 and 2022 was computed using weighted average diluted shares outstanding of 28,376,000 and 27,188,000, respectively.

	Fiscal 2023
($ in millions, except for per share amounts)	Operating (Loss) Income	Net (Loss) Income Attributable to Common Stockholders	Net (Loss) Income per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(14.7)	$(33.9)	$(1.21)
Adjustments to reflect redemption value of convertible preferred stock	—	7.0	0.25
Amortization of intangibles	21.4	16.6	0.59
Restructuring costs	10.9	8.3	0.30
Amortization of stock-based compensation	10.1	7.9	0.28
CEO transition costs	9.1	8.6	0.31
Strategic emerging technology costs	3.8	3.4	0.12
Amortization of cost to fulfill assets	1.0	1.0	0.03
Net discrete tax benefit	—	(0.3)	(0.01)
Non-GAAP measures	$41.6	$18.5	$0.65

	Fiscal 2022
($ in millions, except for per share amounts)	Operating (Loss) Income	Net (Loss) Income Attributable to Common Stockholders	Net (Loss) Income per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(33.8)	$(43.3)	$(1.63)
Adjustments to reflect redemption value of convertible preferred stock	—	10.2	0.39
Amortization of intangibles	21.4	16.3	0.62
CEO transition costs	13.6	13.0	0.49
Proxy solicitation costs	11.2	8.7	0.33
Amortization of stock-based compensation	7.8	6.1	0.23
Restructuring costs	6.0	4.6	0.17
Strategic emerging technology costs	1.2	0.9	0.03
COVID-19 related costs	1.1	0.8	0.03
Amortization of cost to fulfill assets	0.5	0.4	0.01
Change in fair value of convertible preferred stock purchase option liability	—	(1.0)	(0.04)
Net discrete tax expense	—	2.6	0.10
Non-GAAP measures	$28.9	$19.3	$0.71

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

These Non-GAAP financial measures have limitations as an analytical tool as they exclude the financial impact of transactions necessary to conduct our business, such as the granting of equity compensation awards, and are not intended to be an alternative to financial measures prepared in accordance with GAAP. These measures are adjusted as described in the reconciliation of GAAP to Non-GAAP in the tables presented herein, but these adjustments should not be construed as an inference that all of these adjustments or costs are unusual, infrequent or non-recurring. Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures determined in accordance with GAAP. Investors are advised to carefully review the GAAP financial results that are disclosed in our SEC filings. We have not quantitatively reconciled our Q1 fiscal 2024 Adjusted EBITDA target to the most directly comparable GAAP measure because items such as adjustments to the provision for income taxes, and interest expense, which are specific items that impact these measures, have not yet occurred, are out of our control, or cannot be predicted. Accordingly, reconciliations to the Non-GAAP forward looking metrics are not available without unreasonable effort and such unavailable reconciling items could significantly impact our financial results.

Comparison of Fiscal 2022 and 2021

A detailed discussion of fiscal 2021 items and year-over-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in "Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal 2022 and 2021" in our Annual Report on Form 10-K for the year ended July 31, 2022.

Liquidity and Capital Resources

Our cash and cash equivalents were $19.0 million and $21.7 million at July 31, 2023 and 2022, respectively. For fiscal 2023, our cash flows reflect the following:

•Net cash used in operating activities was $4.4 million for fiscal 2023 as compared to net cash provided by operating activities of $2.0 million for fiscal 2022. Excluding $14.0 million and $15.9 million in aggregate payments for restructuring costs, including severance, proxy solicitation costs and CEO transition costs in fiscal 2023 and 2022, respectively, cash flows provided by operations would have been $9.6 million and $17.9 million, respectively. The period-over-period decrease in cash flow from operating activities reflects overall changes in net working capital requirements, principally the timing of shipments, billings and payments.

•Net cash used in investing activities for fiscal 2023 and 2022 was $18.3 million and $19.6 million, respectively. Net cash used during fiscal 2023 and 2022 primarily reflects capital expenditures to build-out cloud-based computer networks to support our previously announced NG-911 contract wins and capital investments and building improvements in connection with the opening of our new high-volume technology manufacturing centers. Net cash used in both periods also relates to expenditures for property, plant and equipment upgrades and enhancements.

•Net cash provided by financing activities was $20.1 million and $8.4 million for fiscal 2023 and 2022, respectively. During fiscal 2023, we had net borrowings under our Credit Facility of $36.9 million, as compared to net payments under our Credit Facility of $71.0 million during fiscal 2022. During fiscal 2022 we received an aggregate of $100.0 million in proceeds related to the issuance of a new series of Convertible Preferred Stock to certain investors. During fiscal 2023 we paid deferred financing costs of $3.8 million in connection with the amendment of our Credit Facility. During fiscal 2023 and 2022, we paid $8.7 million and $11.0 million, respectively, in cash dividends to our common stockholders. We also made $2.9 million and $6.1 million of payments to remit employees' statutory tax withholding requirements related to the net settlement of stock-based awards during fiscal 2023 and 2022, respectively.

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

In addition to making capital investments for our new high-volume manufacturing centers, we have been making significant capital expenditures and building out cloud-based computer networks to support our previously announced NG-911 contract wins for the states of Pennsylvania, South Carolina and Arizona. We expect capital investments for these and other initiatives to continue in fiscal 2024.

On July 13, 2022, we filed a $200.0 million shelf registration statement with the SEC for the sale of various types of securities, including debt. This new shelf registration statement was declared effective by the SEC as of July 25, 2022 and expires on July 25, 2025.

On September 29, 2020, our Board of Directors authorized a $100.0 million stock repurchase program, which replaced our prior program. The $100.0 million stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases of our common stock during fiscal 2023 and 2022.

During the third quarter of fiscal 2023, encouraged by the progress that we have made related to our One Comtech transformation, our launch of EVOKE and our emerging growth opportunities, as previously disclosed, our Board of Directors, together with management, adjusted the Company’s capital allocation plans and determined to forgo a common stock dividend, thereby increasing our financial flexibility for future investments. Future common stock dividends, if any, remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval and certain voting rights of holders of our Series A Convertible Preferred Stock.

Our material cash requirements are for working capital, capital expenditures, income tax payments, debt service (including interest), facilities lease payments, and dividends related to our Convertible Preferred Stock, which are payable in kind or in cash at our election.

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

Our material cash requirements could increase beyond our current expectations due to factors such as general economic conditions, a change in government spending priorities, larger than usual customer orders, or a future redemption by the holders of our Series A Convertible Preferred Stock. Also, in light of our CEO's initiatives to grow the Company, we continue to review and evaluate our capital allocation plans. Furthermore, we may choose to raise additional funds through equity and debt financing transactions to provide additional flexibility or to pursue acquisitions. Although it is difficult in the current economic and credit environment to predict the terms and conditions of financing that may be available in the future, we believe that we would have sufficient access to credit from financial institutions and/or financing from public and private debt and equity markets.

As discussed further in "Notes to Consolidated Financial Statements - Note (18) – Subsequent Events" included in "Part II - Item 8. Financial Statements and Supplementary Data" included in this Form 10-K, in October 2023, we entered into a stock sale agreement relating to our solid-state, RF microwave high-power amplifiers and control components product line, which is included in our Satellite and Space Communications segment. The completion of this divestiture is subject to customary closing conditions. The preliminary sales price for this divestiture is $35.0 million in cash, plus contingent consideration up to $5.0 million based on the achievement of a revenue target or the receipt of an anticipated contract award as specified in the stock sale agreement. The sales price is also subject to adjustment based on the closing date net working capital of the divested business. Upon completing this transaction, in the short term, we anticipate using some or all of the net proceeds from this divestiture to meaningfully reduce our outstanding debt, leverage ratio and cash interest requirements.

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

Currently, the Credit Facility has a maturity date of October 31, 2024 (“Maturity Date”), which is approximately one year out from now. In anticipation of the upcoming Maturity Date, we engaged a third-party financial advisor to assist us with both the refinancing of our existing Credit Facility, as well as with our evaluation of other capital structure-related alternatives. In tandem with these activities, which we believe are nearing closure, we are also in discussions with our existing lenders to amend and extend the Maturity Date of the Credit Facility, if needed to complete these important initiatives. However, we may not be successful in securing an amendment and extension of the Credit Facility or complete such refinancing activities by October 31, 2023, when the debt outstanding under our Credit Facility would become a short-term current liability.

As of July 31, 2023, the amount outstanding under our Credit Facility was $164.4 million, comprised of $116.9 million under the Revolving Loan Facility and $48.1 million under the Term Loan. At July 31, 2023, we had $1.0 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During fiscal 2023, we had outstanding balances under the Credit Facility ranging from $130.0 million to $183.3 million.

As of July 31, 2023, our Secured Leverage Ratio was 3.54x trailing twelve months ("TTM") Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of July 31, 2023 was 3.54x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA. Our Minimum Liquidity was $28.5 million compared to the Minimum Liquidity requirement of $25.0 million.

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

On October 9, 2023, we received a non-binding term sheet from the Investors proposing (i) an exchange of their outstanding Series A Convertible Preferred Stock for a new series of convertible preferred stock on amended terms and (ii) purchase an additional amount of such new series of convertible preferred stock, on terms, conditions and assumptions described therein. No assurances can be given that a transaction will be consummated and the Investors reserve the right to withdraw the proposal at any time.

Commitments
In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of July 31, 2023, will materially adversely affect our liquidity. At July 31, 2023, cash payments due under contractual obligations (including estimated interest expense on our Credit Facility), excluding purchase orders that we entered into in our normal course of business, are as follows:

($ in thousands)	Total	Due Within 1 Year
Credit Facility - principal payments	$165,025	4,375
Credit Facility - interest payments	21,532	15,087
Operating and financing lease obligations	57,340	9,478
Contractual cash obligations	$243,897	28,940

The commitments under our Credit Facility are described in detail above.

See "Notes to Consolidated Financial Statements - Note (8) -"Leases" included in "Part II - Item 8. Financial Statements and Supplementary Data," (which discussion is incorporated herein by reference), included in this Form 10-K, for additional information on our lease commitments.

As discussed further in "Notes to Consolidated Financial Statements - Note (15) - Convertible Preferred Stock" included in "Part II - Item 8. Financial Statements and Supplementary Data," (which discussion is incorporated herein by reference), included in this Form 10-K, the holders of the Convertible Preferred Stock have the option to redeem such shares for cash commencing in October 2026. As the Convertible Preferred Stock are not mandatorily redeemable for cash, the redemption value of such shares are not presented in the table above.

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

As further discussed in "Notes to Consolidated Financial Statements – Note (9) - "Income Taxes " included in "Part II - Item 8. Financial Statements and Supplementary Data," included in this Form 10-K (which discussion is incorporated herein by reference), our Consolidated Balance Sheet at July 31, 2023 includes total liabilities of $9.2 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

As further discussed in "Notes to Consolidated Financial Statements – Note (1)(m) - Adoption of Accounting Standards and Updates" included in "Part II - Item 8. Financial Statements and Supplementary Data," included in this Form 10-K, (which discussion is incorporated herein by reference), ASUs issued, but not effective until after July 31, 2023, are not expected to have a material impact on our consolidated financial statements or disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from borrowings under our Credit Facility. Based on the amount of outstanding debt under our Credit Facility, a hypothetical change in interest rates by 10% would change interest expense by approximately $1.5 million over a one-year period. Although we do not currently use interest rate derivative instruments to manage exposure to interest rate changes, we may choose to do so in the future in connection with our Credit Facility.

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of July 31, 2023, we had cash and cash equivalents of $19.0 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of July 31, 2023, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

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

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013). Based on our assessment, we determined that, as of July 31, 2023, our internal control over financial reporting was effective based on those criteria.

Deloitte and Touche LLP, our independent registered public accounting firm, has performed an audit of our internal control over financial reporting as of July 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO. This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data. Deloitte’s audit reports appear on pages F-2 and F-3 of this annual report.

Changes In Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during our fiscal quarter ended July 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Officers

During the three months ended July 31, 2023, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    (1) The Registrant’s financial statements together with a separate index are annexed hereto.
(2) The Financial Statement Schedule listed in a separate index is annexed hereto.
(3) Exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
3(a)(i)	Restated Certificate of Incorporation of the Registrant, dated August 18, 2006	Exhibit 3(a)(i) to the Registrant’s 2006 Form 10-K
3(a)(ii)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Comtech Telecommunications Corp., dated December 28, 2021	Exhibit 3.1 to the Registrant's Form 8-K, filed December 30, 2021
3(a)(iii)	Third Amended and Restated By-Laws of the Registrant, dated September 26, 2017	Exhibit 3(a)(ii) to the Registrant’s 2017 Form 10-K
3(a)(iv)	Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock, dated November 30, 2022	Exhibit 3.1 to the Registrant's Form 8-K filed December 1, 2022
4(a)(vi)	Description of Comtech Telecommunication Corp.'s Securities Registered Pursuant to Section 12 of the Exchange Act	Exhibit 4(a)(vi) to the Registrant's 2022 Form 10-K
10(a)(1)*	Seventh Amended and Restated Employment Agreement, dated March 4, 2020, between the Registrant and Fred Kornberg	Exhibit 10.1 to the Registrant’s Form 8-K, filed March 4, 2020
10(a)(2)*	Lease Agreement, dated September 23, 2011, between TM Squared and Comtech PST Corp. (with respect to the Melville, New York facility)	Exhibit 10(s) to the Registrant's 2011 Form 10-K
10(a)(3)*	Consulting Agreement, dated January 3, 2022, between Comtech and Fred Kornberg	Exhibit 10.2 to the Registrant's Form 8-K, filed January 5, 2022
10(a)(4)*	Restricted Stock Award Agreement with Fred Kornberg Pursuant to the Comtech Telecommunications Corp. 2000 Stock Incentive Plan	Exhibit 10.1 to the Registrant's Form 10-Q, filed March 10, 2022
10(b)*	Third Amended and Restated 2001 Employee Stock Purchase Plan	Appendix B to the Registrant’s Proxy Statement, filed November 18, 2022
10(c)*	2000 Stock Incentive Plan, Amended and Restated, dated December 15, 2022	Appendix A to the Registrant’s Proxy Statement, filed November 18, 2022
10(d)(1)*	Form of Stock Option Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(f)(7) to the Registrant’s 2005 Form 10-K
10(d)(2)*	Form of Stock Option Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2020	Exhibit 10(d)(3) to the Registrant's Form 2020 Form 10-K
10(e)(1)*	Form of Performance Share Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(s) to the Registrant’s 2012 Form 10-K
10(e)(2)*	Form of Cash-Settled Performance Unit Agreement pursuant to the 2000 Stock Incentive Plan
10(f)(1)*	Form of Long-Term Performance Share Award Agreement pursuant to the 2000 Stock Incentive Plan - 2018	Exhibit 10(f)(2) to the Registrant's 2019 Form 10-K
10(g)(1)*	Form of Restricted Stock Agreement for Employees pursuant to the 2000 Stock Incentive Plan	Exhibit 10(y) to the Registrant’s 2016 Form 10-K
10(g)(2)*	Form of Restricted Stock Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(ab) to the Registrant’s 2016 Form 10-K
10(g)(3)*	Form of Restricted Stock Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2019	Exhibit 10(g)(3) to the Registrant's 2019 Form 10-K

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
10(g)(4)*	Form of Restricted Stock Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2022	Exhibit 10(g)(4) to the Registrant's 2022 Form 10-K
10(h)(1)*	Form of Restricted Stock Unit Agreement for Employees pursuant to the 2000 Stock Incentive Plan - 2017	Exhibit 10(h)(1) to the Registrant’s 2017 Form 10-K
10(h)(2)*	Form of Restricted Stock Unit Agreement for Employees pursuant to the 2000 Stock Incentive Plan - 2016	Exhibit 10(z) to the Registrant’s 2016 Form 10-K
10(h)(3)*	Form of Restricted Stock Unit Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10.2 to the Registrant's Form 10-Q, filed June 7, 2012
10(h)(4)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(aa) to the Registrant’s 2016 Form 10-K
10(h)(5)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2013	Exhibit 10(x) to the Registrant's 2013 Form 10-K
10(h)(6)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2020	Exhibit 10.1 to the Registrant's Form 10-Q, filed June 3, 2020
10(h)(7)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2022	Exhibit 10(h)(7) to the Registrant's 2022 Form 10-K
10(h)(8)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Employees pursuant to the 2000 Stock Incentive Plan - 2022	Exhibit 10(h)(8) to the Registrant's 2022 Form 10-K
10(i)(1)*	Form of Stock Unit Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10.1 to the Registrant's Form 10-Q, filed June 7, 2012
10(i)(2)*	Form of Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(v) to the Registrant's 2013 Form 10-K
10(i)(3)*	Form of Other Stock-Based Award Agreement pursuant to the 2000 Stock Incentive Plan
10(j)(1)*	Form of Share Unit Agreement (eligible for dividend equivalents) for Employees pursuant to the 2000 Stock Incentive Plan	Exhibit 10.2 to the Registrant's Form 10-Q, filed December 9, 2013
10(j)(2)*	Form of Share Unit Agreement (eligible for dividend equivalents) for Employees pursuant to the 2000 Stock Incentive Plan - 2018	Exhibit 10(j)(2) to the Registrant's 2018 Form 10-K
10(k)*	Form of Indemnification Agreement between the Registrant and the Named Executive Officers and Certain Other Executive Officers	Exhibit 10.1 to Registrant’s Form 8-K, filed on March 8, 2007
10(l)(1)*	Form of Change-in-Control Agreement (Tier 1)	Exhibit 10(l)(1) to the Registrant's 2022 Form 10-K
10(l)(2)*	Form of Change-in-Control Agreement (Tier 2) between the Registrant and Certain Named Executive Officers (other than the CEO) and Certain Other Executive Officers	Exhibit 10(l)(2) to the Registrant's 2022 Form 10-K

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
10(l)(3)*	Form of Change-in-Control Agreement (Tier 2) between the Registrant and Certain Named Executive Officers (other than the CEO) and Certain Other Executive Officers (California Employees)	Exhibit 10.3 to the Registrant’s Form 8-K, filed June 7, 2017
10(l)(4)*	Form of Change-in-Control Agreement (Tier 2) between the Registrant and Certain Named Executive Officers (other than the CEO) and Certain Other Executive Officers (Divisional/Subsidiary Presidents)	Exhibit 10.4 to the Registrant’s Form 8-K, filed June 7, 2017
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
10(o)
Second Amended and Restated Credit Agreement, dated November 30, 2022, among Comtech Telecommunications Corp., the lenders party thereto and Citibank N.A., as administrative agent, issuing bank and swingline lender.
Exhibit 10.1 to the Registrant’s Form 8-K, filed December 1, 2022
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
101.INS
The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2023, formatted in inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements

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

COMTECH TELECOMMUNICATIONS CORP.

October 12, 2023	By: /s/Ken Peterman
(Date)	Ken Peterman, Chairman of the Board President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title

October 12, 2023	/s/Ken Peterman	Chairman of the Board
(Date)	Ken Peterman	President and Chief Executive Officer
(Principal Executive Officer)

October 12, 2023	/s/Michael A. Bondi	Chief Financial Officer
(Date)	Michael A. Bondi	(Principal Financial and Accounting Officer)

October 12, 2023	/s/Wendi Carpenter	Director
(Date)	Wendi Carpenter

October 12, 2023	/s/Judy Chambers	Director
(Date)	Judy Chambers

October 12, 2023	/s/Bruce T. Crawford	Director
(Date)	Bruce T. Crawford

October 12, 2023	/s/Lisa Lesavoy	Director
(Date)	Lisa Lesavoy

October 12, 2023	/s/Ellen M. Lord	Director
(Date)	Ellen M. Lord

October 12, 2023	/s/Mark Quinlan	Director
(Date)	Mark Quinlan

October 12, 2023	/s/Dr. Yacov A. Shamash	Director
(Date)	Dr. Yacov A. Shamash

October 12, 2023	/s/Lawrence J. Waldman	Director
(Date)	Lawrence J. Waldman

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule

Page
Reports of Independent Registered Public Accounting Firm (PCAOB ID: 34)	F-2

Consolidated Financial Statements:

Balance Sheets as of July 31, 2023 and 2022	F-6

Statements of Operations for each of the years in the three-year period ended July 31, 2023	F-7

Statements of Convertible Preferred Stock and Stockholders' Equity for each of the years in the three-year period ended July 31, 2023	F-8

Statements of Cash Flows for each of the years in the three-year period ended July 31, 2023	F-9

Notes to Consolidated Financial Statements	F-11

Additional Financial Information Pursuant to the Requirements of Form 10-K:

Schedule II – Valuation and Qualifying Accounts and Reserves	S-1

Schedules not listed above have been omitted because they are either not applicable or the required information has been provided elsewhere in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
Comtech Telecommunications Corp.
Melville, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Comtech Telecommunications Corp. and subsidiaries (the "Company") as of July 31, 2023 and 2022, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity, and cash flows, for each of the three years in the period ended July 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 12, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s determination of revenue recognition for specific identified material contracts accounted for over time included the following, among others:

•We tested the effectiveness of the controls over the development of the initial contract cost to complete estimate and monitoring of estimates at completion and estimates to completion.

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

Goodwill - Terrestrial and Wireless Networks Reporting Unit - Refer to Note 13 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company used the income approach, also known as the discounted cash flow ("DCF") method, to determine the present value of cash flows to estimate fair value. The future cash flows for the Company’s reporting units were projected based on their estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $347.7 million as of July 31, 2023, of which $174.1 million was allocated to the Terrestrial and Wireless Networks Reporting Unit (“Terrestrial and Wireless Networks”). The fair value of Terrestrial and Wireless Networks exceeded its carrying value by 8.9% as of the measurement date and, therefore, no impairment was recognized.

We identified goodwill for Terrestrial and Wireless Networks as a critical audit matter because of the significant judgments made by management to estimate the fair value of the reporting unit and the differences between their fair value and carrying value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future revenue and operating margins.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discount rate and forecasts of future revenue and operating margins used by management to estimate the fair value of Terrestrial and Wireless Networks included the following, among others:

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
October 12, 2023

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
Comtech Telecommunications Corp.
Melville, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Comtech Telecommunications Corp. and subsidiaries (the “Company”) as of July 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended July 31, 2023, of the Company and our report dated October 12, 2023, expressed an unqualified opinion on those financial statements and financial statement schedule.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

Jericho, New York
October 12, 2023

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
As of July 31, 2023 and 2022

Assets	2023	2022
Current assets:
Cash and cash equivalents	$18,961,000	21,654,000
Accounts receivable, net	163,159,000	123,711,000
Inventories, net	105,845,000	96,317,000
Prepaid expenses and other current assets	17,521,000	21,649,000
Total current assets	305,486,000	263,331,000
Property, plant and equipment, net	53,029,000	50,363,000
Operating lease right-of-use assets, net	44,410,000	49,767,000
Goodwill	347,692,000	347,692,000
Intangibles with finite lives, net	225,907,000	247,303,000
Deferred financing costs, net	2,349,000	1,014,000
Other assets, net	17,364,000	14,827,000
Total assets	$996,237,000	974,297,000
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$64,241,000	44,591,000
Accrued expenses and other current liabilities	66,990,000	72,662,000
Current portion of long-term debt	4,375,000	—
Operating lease liabilities, current	8,645,000	8,685,000
Dividends payable	—	2,746,000
Contract liabilities	66,351,000	64,601,000
Interest payable	1,368,000	172,000
Total current liabilities	211,970,000	193,457,000
Non-current portion of long-term debt, net	160,029,000	130,000,000
Operating lease liabilities, non-current	41,763,000	44,423,000
Income taxes payable	2,208,000	3,007,000
Deferred tax liability, net	9,494,000	15,355,000
Long-term contract liabilities	18,419,000	9,975,000
Other liabilities	1,844,000	6,291,000
Total liabilities	445,727,000	402,508,000
Commitments and contingencies (See Note 12)
Convertible preferred stock, par value $0.10 per share; authorized 125,000 shares; issued 100,000 at July 31, 2023 and 2022 (includes accrued dividends of $604,000 and $566,000, respectively)	112,211,000	105,204,000
Stockholders’ equity:
Preferred stock, par value $0.10 per share; authorized and unissued 1,875,000 shares	—	—
Common stock, par value $0.10 per share; authorized 100,000,000 shares; issued 43,096,271 shares and 42,672,827 shares at July 31, 2023 and 2022, respectively	4,310,000	4,267,000
Additional paid-in capital	636,925,000	625,484,000
Retained earnings	238,913,000	278,683,000
	880,148,000	908,434,000
Less:
Treasury stock, at cost (15,033,317 shares at July 31, 2023 and 2022)	(441,849,000)	(441,849,000)
Total stockholders’ equity	438,299,000	466,585,000
Total liabilities, convertible preferred stock and stockholders’ equity	$996,237,000	974,297,000
See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
Fiscal Years Ended July 31, 2023, 2022 and 2021

	2023	2022	2021
Net sales	$549,994,000	486,239,000	581,695,000
Cost of sales	365,534,000	306,403,000	367,737,000
Gross profit	184,460,000	179,836,000	213,958,000

Expenses:
Selling, general and administrative	120,003,000	114,858,000	111,796,000
Research and development	48,631,000	52,532,000	49,148,000
Amortization of intangibles	21,396,000	21,396,000	21,020,000
CEO transition costs	9,090,000	13,554,000	—
Proxy solicitation costs	—	11,248,000	—
Acquisition plan expenses	—	—	100,292,000
	199,120,000	213,588,000	282,256,000

Operating loss	(14,660,000)	(33,752,000)	(68,298,000)

Other expenses (income):
Interest expense	14,961,000	5,031,000	6,821,000
Interest (income) and other	1,226,000	(703,000)	(139,000)
Change in fair value of convertible preferred stock purchase option liability	—	(1,005,000)	—

Loss before benefit from income taxes	(30,847,000)	(37,075,000)	(74,980,000)
Benefit from income taxes	(3,948,000)	(4,023,000)	(1,500,000)

Net loss	$(26,899,000)	(33,052,000)	(73,480,000)

Adjustments to reflect redemption value of convertible preferred stock:
Dividend on convertible preferred stock	(7,007,000)	(5,204,000)	—
Convertible preferred stock issuance costs	—	(4,007,000)	—
Establishment of initial convertible preferred stock purchase option liability	—	(1,005,000)	—
Net loss attributable to common stockholders	$(33,906,000)	(43,268,000)	(73,480,000)

Net loss per share:
Basic	$(1.21)	(1.63)	(2.86)
Diluted	$(1.21)	(1.63)	(2.86)

Weighted average number of common shares outstanding – basic	28,002,000	26,506,000	25,685,000

Weighted average number of common and common equivalent shares outstanding – diluted	28,002,000	26,506,000	25,685,000

 See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
Fiscal Years Ended July 31, 2023, 2022 and 2021

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of July 31, 2020	—	$—	39,924,439	$3,992,000	$569,891,000	$417,265,000	15,033,317	$(441,849,000)	$549,299,000
Equity-classified stock award compensation	—	—	—	—	9,983,000	—	—	—	9,983,000
Issuance of employee stock purchase plan shares	—	—	54,762	5,000	804,000	—	—	—	809,000
Issuance of restricted stock	—	—	35,495	4,000	(4,000)	—	—	—	—
Net settlement of stock-based awards	—	—	240,549	24,000	(4,024,000)	—	—	—	(4,000,000)
Common stock issued for acquisition of UHP Networks Inc. ("UHP")	—	—	1,026,567	103,000	28,789,000	—	—	—	28,892,000
Cash dividends declared ($0.40 per share)	—	—	—	—	—	(10,189,000)	—	—	(10,189,000)
Accrual of dividend equivalents, net of reversal ($0.40 per share)	—	—	—	—	—	(380,000)	—	—	(380,000)
Adoption of current expected credit loss standard	—	—	—	—	—	(215,000)	—	—	(215,000)
Net loss	—	—	—	—	—	(73,480,000)	—	—	(73,480,000)
Balance as of July 31, 2021	—	—	41,281,812	4,128,000	605,439,000	333,001,000	15,033,317	(441,849,000)	500,719,000
Equity-classified stock award compensation	—	—	—	—	7,767,000	—	—	—	7,767,000
CEO transition costs related to equity-classified stock-based awards (See Note 11)	—	—	—	—	7,388,000	—	—	—	7,388,000
Issuance of employee stock purchase plan shares	—	—	49,138	5,000	725,000	—	—	—	730,000
Issuance of restricted stock, net of forfeiture	—	—	132,854	13,000	(13,000)	—	—	—	—
Net settlement of stock-based awards	—	—	247,721	25,000	(4,640,000)	—	—	—	(4,615,000)
Common stock issued for settlement of UHP earn-out liability	—	—	961,302	96,000	8,818,000	—	—	—	8,914,000
Issuance of convertible preferred stock	100,000	100,000,000	—	—	—	—	—	—	—
Convertible preferred stock issuance costs	—	(4,007,000)	—	—	—	—	—	—	—
Establishment of initial convertible preferred stock purchase option liability	—	(1,005,000)	—	—	—	—	—	—	—
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)	—	10,216,000	—	—	—	(10,216,000)	—	—	(10,216,000)
Cash dividends declared ($0.40 per share)	—	—	—	—	—	(10,661,000)	—	—	(10,661,000)
Accrual of dividend equivalents, net of reversal ($0.40 per share)	—	—	—	—	—	(389,000)	—	—	(389,000)
Net loss	—	—	—	—	—	(33,052,000)	—	—	(33,052,000)
Balance as of July 31, 2022	100,000	105,204,000	42,672,827	4,267,000	625,484,000	278,683,000	15,033,317	(441,849,000)	466,585,000
Equity-classified stock award compensation	—	—	—	—	10,257,000	—	—	—	10,257,000
CEO transition costs related to equity-classified stock-based awards (See Note 11)	—	—	—	—	3,764,000	—	—	—	3,764,000
Issuance of employee stock purchase plan shares	—	—	54,617	5,000	429,000	—	—	—	434,000
Issuance of restricted stock, net of forfeiture	—	—	93,091	9,000	(9,000)	—	—	—	—
Net settlement of stock-based awards	—	—	275,736	29,000	(3,000,000)	—	—	—	(2,971,000)
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)	—	7,007,000	—	—	—	(7,007,000)	—	—	(7,007,000)
Cash dividends declared ($0.20 per share)	—	—	—	—	—	(5,549,000)	—	—	(5,549,000)
Accrual of dividend equivalents, net of reversal ($0.20 per share)	—	—	—	—	—	(315,000)	—	—	(315,000)
Net loss	—	—	—	—	—	(26,899,000)	—	—	(26,899,000)
Balance as of July 31, 2023	100,000	$112,211,000	43,096,271	$4,310,000	$636,925,000	$238,913,000	15,033,317	$(441,849,000)	$438,299,000
See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Fiscal Years Ended July 31, 2023, 2022 and 2021

	2023	2022	2021
Cash flows from operating activities:
Net loss	$(26,899,000)	(33,052,000)	(73,480,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	11,922,000	10,314,000	9,379,000
Amortization of intangible assets with finite lives	21,396,000	21,396,000	21,020,000
Amortization of stock-based compensation	10,107,000	7,767,000	9,983,000
Amortization of cost to fulfill assets	959,000	469,000	—
CEO transition costs related to equity-classified stock-based awards	3,764,000	7,388,000	—
Amortization of deferred financing costs	1,852,000	811,000	736,000
Change in fair value of convertible preferred stock purchase option liability	—	(1,005,000)	—
Changes in other liabilities	(4,133,000)	(4,132,000)	(6,633,000)
Loss (gain) on disposal of property, plant and equipment	48,000	(310,000)	215,000
Provision for (benefit from) allowance for doubtful accounts	261,000	838,000	(18,000)
Provision for excess and obsolete inventory	4,871,000	4,447,000	4,364,000
Deferred income tax benefit	(6,060,000)	(5,856,000)	(3,263,000)
Other	—	—	(225,000)
Changes in assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(39,709,000)	33,567,000	(31,223,000)
Inventories	(14,885,000)	(20,406,000)	(2,338,000)
Prepaid expenses and other current assets	1,656,000	(3,190,000)	(265,000)
Other assets	(3,356,000)	(6,656,000)	(4,215,000)
Accounts payable	20,362,000	6,833,000	11,016,000
Accrued expenses and other current liabilities	671,000	(11,081,000)	(7,886,000)
Contract liabilities	10,194,000	(1,362,000)	25,444,000
Other liabilities, non-current	(324,000)	(3,690,000)	3,583,000
Interest payable	1,197,000	(22,000)	32,000
Income taxes payable	1,673,000	(1,071,000)	3,136,000
Net cash (used in) provided by operating activities	(4,433,000)	1,997,000	(40,638,000)
Cash flows from investing activities:
Net cash acquired from acquisition of UHP	—	—	1,304,000
Payment for acquisition of CGC, net of cash acquired	—	—	(750,000)
Purchases of property, plant and equipment	(18,311,000)	(19,619,000)	(16,037,000)
Net cash used in investing activities	(18,311,000)	(19,619,000)	(15,483,000)
Cash flows from financing activities:
Net borrowings (payments) of long-term debt under Revolving Loan Facility	36,900,000	(71,000,000)	51,500,000
Cash dividends paid on common stock	(8,661,000)	(11,048,000)	(10,334,000)
Payment of deferred financing costs	(3,809,000)	(140,000)	(30,000)
Remittance of employees' statutory tax withholding for stock awards	(2,869,000)	(6,109,000)	(2,803,000)
Repayment of debt under Term Loan	(1,875,000)	—	—
Proceeds from issuance of employee stock purchase plan shares	470,000	734,000	809,000
Payment of shelf registration costs	(101,000)	—	—
Repayment of principal amounts under finance lease and other obligations	(4,000)	(15,000)	(38,000)
Proceeds from issuance of convertible preferred stock	—	100,000,000	—
Payment of convertible preferred stock issuance costs	—	(4,007,000)	—
Net cash provided by financing activities	20,051,000	8,415,000	39,104,000
			(Continued)

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
Fiscal Years Ended July 31, 2023, 2022 and 2021

	2023	2022	2021
Net decrease in cash and cash equivalents	$(2,693,000)	(9,207,000)	(17,017,000)
Cash and cash equivalents at beginning of year	21,654,000	30,861,000	47,878,000
Cash and cash equivalents at end of year	$18,961,000	21,654,000	30,861,000

Supplemental cash flow disclosure
Cash paid (received) during the year for:
Interest	$11,914,000	4,094,000	5,987,000
Income taxes, net	$361,000	2,913,000	(1,373,000)

Non-cash investing and financing activities:
Accrued remittance of employees' statutory tax withholdings for fully-vested share units	$1,204,000	1,102,000	2,596,000

Cash dividends declared on common stock but unpaid (including accrual of dividend equivalents)	$315,000	3,135,000	2,981,000

Adjustment to reflect redemption value of convertible preferred stock	$7,007,000	10,216,000	—

Establishment of initial convertible preferred stock purchase option liability	$—	1,005,000	—

Accrued additions to property, plant and equipment	$993,000	5,586,000	2,466,000

Issuance of restricted stock	$9,000	13,000	4,000

Common stock issued for acquisitions	$—	9,000,000	28,892,000

Fair value of UHP acquisition contingent earn-out consideration	$—	—	8,500,000

Accrued deferred financing costs	$—	—	139,000

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

	Fiscal Years Ended July 31,
	2023	2022	2021
United States
U.S. government	31.3%	27.2%	34.6%
Domestic	44.7%	47.8%	41.5%
Total United States	76.0%	75.0%	76.1%

International	24.0%	25.0%	23.9%
Total	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Included in domestic sales are sales to Verizon Communications Inc. ("Verizon"), which were 10.6%, 11.1% and 10.7% of consolidated net sales for fiscal 2023, 2022 and 2021, respectively. International sales for fiscal 2023, 2022 and 2021 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $132,117,000, $121,392,000 and $138,943,000, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10.0% of consolidated net sales for fiscal 2023, 2022 and 2021.

The following tables summarize our disaggregation of revenue consistent with information reviewed by our Chief Operating Decision Maker ("CODM") for the fiscal years ended July 31, 2023, 2022 and 2021. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors which impact our business. See Note (11) - "Segment Information" for more information related to our segments.

	Fiscal Year Ended July 31, 2023
	Satellite and Space Communications	Terrestrial and Wireless Networks	Total
Geographical region and customer type
U.S. government	$168,411,000	3,567,000	$171,978,000
Domestic	56,568,000	189,331,000	245,899,000
Total United States	224,979,000	192,898,000	417,877,000

International	112,777,000	19,340,000	132,117,000
Total	$337,756,000	212,238,000	$549,994,000
Contract type
Firm fixed-price	$288,482,000	212,238,000	$500,720,000
Cost reimbursable	49,274,000	—	49,274,000
Total	$337,756,000	212,238,000	$549,994,000
Transfer of control
Point in time	$197,808,000	2,968,000	$200,776,000
Over time	139,948,000	209,270,000	349,218,000
Total	$337,756,000	212,238,000	$549,994,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

	Fiscal Year Ended July 31, 2022
	Satellite and Space Communications	Terrestrial and Wireless Networks	Total
Geographical region and customer type
U.S. government	$127,536,000	5,061,000	$132,597,000
Domestic	50,274,000	181,976,000	232,250,000
Total United States	177,810,000	187,037,000	364,847,000

International	101,868,000	19,524,000	121,392,000
Total	$279,678,000	206,561,000	$486,239,000
Contract type
Firm fixed-price	$249,497,000	206,561,000	$456,058,000
Cost reimbursable	30,181,000	—	30,181,000
Total	$279,678,000	206,561,000	$486,239,000
Transfer of control
Point in time	$186,052,000	2,633,000	$188,685,000
Over time	93,626,000	203,928,000	297,554,000
Total	$279,678,000	206,561,000	$486,239,000

	Fiscal Year Ended July 31, 2021
	Satellite and Space Communications	Terrestrial and Wireless Networks	Total
Geographical region and customer type
U.S. government	$198,157,000	2,924,000	$201,081,000
Domestic	57,246,000	184,425,000	241,671,000
Total United States	255,403,000	187,349,000	442,752,000

International	119,447,000	19,496,000	138,943,000
Total	$374,850,000	206,845,000	$581,695,000
Contract type
Firm fixed-price	$292,043,000	206,845,000	$498,888,000
Cost reimbursable	82,807,000	—	82,807,000
Total	$374,850,000	206,845,000	$581,695,000
Transfer of control
Point in time	$234,690,000	1,704,000	$236,394,000
Over time	140,160,000	205,141,000	345,301,000
Total	$374,850,000	206,845,000	$581,695,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on our Consolidated Balance Sheet. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. For certain contracts with provisions that are intended to protect customers in the event we do not satisfy our performance obligations, billings occur subsequent to revenue recognition, resulting in unbilled receivables. Under ASC 606, unbilled receivables constitute contract assets. There were no material impairment losses recognized on contract assets during the fiscal years ended July 31, 2023, 2022 and 2021. On large long-term contracts, and for contracts with international customers that do not do business with us regularly, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to-date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract. Under the typical payment terms for our contracts accounted for at a point in time, costs are accumulated in inventory until the time of billing, which generally coincides with revenue recognition. Of the current contract liability balance of $64,601,000 at July 31, 2022 and $66,130,000 at July 31, 2021, $53,079,000 and $51,762,000 was recognized as revenue during fiscal years 2023 and 2022, respectively.

We recognize the incremental costs to obtain or fulfill a contract as an expense when incurred if the amortization period of the asset is one year or less. During fiscal years 2023 and 2022, incremental costs to obtain or fulfill contracts with an amortization period greater than one year were not material.

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

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under indefinite delivery / indefinite quantity ("IDIQ") contracts. As of July 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $662,215,000 (which represents the amount of our consolidated backlog). We estimate that a substantial portion of our remaining performance obligations at July 31, 2023 will be completed and recognized as revenue during the next twenty-four month period, with the rest thereafter. During fiscal 2023, revenue recognized from performance obligations satisfied, or partially satisfied, in previous periods (for example due to changes in the transaction price) was not material.

(d)Cash and Cash Equivalents

Our cash equivalents are short-term, highly liquid investments that are both readily convertible to known amounts of cash and have insignificant risk of change in value as a result of changes in interest rates. Our cash and cash equivalents, as of July 31, 2023 and 2022, amounted to $18,961,000 and $21,654,000, respectively, and primarily consist of bank deposits and money market deposit accounts insured by the Federal Deposit Insurance Corporation. Cash equivalents are carried at cost, which approximates fair value.

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

We performed our annual goodwill impairment assessment for fiscal 2024 on August 1, 2023 (the first day of our fiscal 2024). See Note (13) - "Goodwill" for more information. Unless there are future indicators that the fair value of a reporting unit is more likely than not less than its carrying value, such as a significant adverse change in our future financial performance, our next impairment assessment for goodwill will be performed and completed in the first quarter of fiscal 2025. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

There were no repurchases of our common stock during the fiscal years ended July 31, 2023, 2022 and 2021. See Note (16) - "Stockholders’ Equity" for more information.

Weighted average stock options, RSUs and restricted stock outstanding of 972,000, 1,656,000 and 1,440,000 shares for fiscal 2023, 2022 and 2021, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 385,000, 293,000 and 232,000 weighted average performance shares outstanding for fiscal 2023, 2022 and 2021, respectively, as the performance conditions have not yet been satisfied. However, the numerator for EPS calculations for each respective period is reduced by the compensation expense related to these awards.

Weighted average common shares of 260,000, 591,000 and 82,000 related to our acquisition of UHP in March 2021 were not included in our diluted EPS calculation for fiscal 2023, 2022 and 2021, respectively, because their effect would have been anti-dilutive.

Weighted average common shares of 4,570,000 and 3,342,000 underlying the assumed conversion of Convertible Preferred Stock, on an if-converted basis, were not included in our diluted EPS calculation for fiscal 2023 and 2022, respectively, because their effect would have been anti-dilutive. As a result, the numerator for our basic and diluted EPS calculation for fiscal 2023 and 2022 is the respective net loss attributable to common stockholders.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Fiscal Years Ended July 31,
	2023	2022	2021
Numerator:
Net loss	$(26,899,000)	(33,052,000)	(73,480,000)
Convertible preferred stock issuance costs	—	(4,007,000)	—
Establishment of initial convertible preferred stock purchase option liability	—	(1,005,000)	—
Dividend on convertible preferred stock	(7,007,000)	(5,204,000)	—
Net loss attributable to common stockholders	$(33,906,000)	(43,268,000)	(73,480,000)

Denominator:
Denominator for basic and diluted calculation	28,002,000	26,506,000	25,685,000
As discussed further in Note (15) - "Convertible Preferred Stock," the Convertible Preferred Stock issued in October 2021 represents a "participating security" as defined in ASC 260. As a result, our EPS calculations for fiscal 2023 and 2022 were based on the two-class method. Given the net loss attributable to common stockholders for fiscal 2023 and 2022, there was no impact of applying the two-class method to our reported basic or diluted earnings per common share.

(i)Fair Value Measurements and Financial Instruments

Using the fair value hierarchy described in FASB ASC 820 "Fair Value Measurements and Disclosures," we valued our cash and cash equivalents using Level 1 inputs that were based on quoted market prices. We believe that the carrying amounts of our other current financial assets (such as accounts receivable) and other current liabilities (including accounts payable and accrued expenses) approximate their fair values due to their short-term maturities. The fair value of our Credit Facility that we entered into on October 31, 2018 approximates its carrying amount due to its variable interest rate and pricing grid that is dependent upon our leverage ratio as of the end of each fiscal quarter. As of July 31, 2023 and 2022, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

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

(k)Comprehensive Income

In accordance with FASB ASC 220 "Comprehensive Income," we report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income was the same as our net income in fiscal 2023, 2022 and 2021.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
(l)Reclassifications

Certain reclassifications have been made to previously reported consolidated financial statements to conform to the fiscal 2023 presentation.

(m) Adoption of Accounting Standards and Updates

We are required to prepare our consolidated financial statements in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") which is the source for all authoritative U.S. generally accepted accounting principles, which are commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs"). ASUs issued, but not effective until after July 31, 2023, are not expected to have a material impact on our consolidated financial statements or disclosures.

(2) CEO Transition Costs
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

(3) Accounts Receivable

Accounts receivable consists of the following at July 31, 2023 and 2022:

	2023	2022
Receivables from commercial and international customers	$52,438,000	59,922,000
Unbilled receivables from commercial and international customers	54,469,000	39,826,000
Receivables from the U.S. government and its agencies	31,149,000	24,776,000
Unbilled receivables from the U.S. government and its agencies	27,192,000	1,524,000
Total accounts receivable	165,248,000	126,048,000
Less allowance for doubtful accounts	2,089,000	2,337,000
Accounts receivable, net	$163,159,000	123,711,000

Unbilled receivables as of July 31, 2023 relate to contracts-in-progress for which revenue has been recognized, but we have not yet earned the right to bill the customer for work performed to-date. Under ASC 606, unbilled receivables constitute contract assets. Management estimates that a substantial portion of the amounts not yet billed at July 31, 2023 will be billed and collected within one year. Accounts receivable in the table above excludes $2,993,000 of long-term unbilled receivables presented within "Other assets, net" in the consolidated balance sheet as of July 31, 2023.

As of July 31, 2023, except for the U.S. government (and its agencies) and AT&T, which represented 35.3% and 11.0% of total accounts receivable, respectively, there were no other customers which accounted for greater than 10.0% of total accounts receivable.

As of July 31, 2022, except for the U.S. government (and its agencies) and Verizon, which represented 20.9% and 13.4% of total accounts receivable, respectively, there were no other customers which accounted for greater than 10.0% of total accounts receivable.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
(4) Inventories

Inventories consist of the following at July 31, 2023 and 2022:

	2023	2022
Raw materials and components	$87,139,000	78,478,000
Work-in-process and finished goods	43,365,000	40,960,000
Total inventories	130,504,000	119,438,000
Less reserve for excess and obsolete inventories	24,659,000	23,121,000
Inventories, net	$105,845,000	96,317,000

As of July 31, 2023 and 2022, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $5,911,000 and $4,100,000, respectively, and the amount of inventory related to contracts from third-party commercial customers who outsource their manufacturing to us was $3,277,000 and $1,866,000, respectively.

(5) Property, Plant and Equipment

Property, plant and equipment consist of the following at July 31, 2023 and 2022:

	2023	2022
Machinery and equipment	$193,832,000	186,935,000
Leasehold improvements	9,680,000	14,260,000
	203,512,000	201,195,000
Less accumulated depreciation and amortization	150,483,000	150,832,000
Property, plant and equipment, net	$53,029,000	50,363,000

Depreciation and amortization expense on property, plant and equipment amounted to $11,917,000, $10,303,000 and $9,343,000 for the fiscal years ended July 31, 2023, 2022 and 2021, respectively.

(6) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at July 31, 2023 and 2022:

	2023	2022
Accrued wages and benefits	$21,994,000	25,675,000
Accrued contract costs	19,041,000	15,921,000
Accrued warranty obligations	8,285,000	9,420,000
Accrued commissions and royalties	4,659,000	5,697,000
Accrued legal costs	688,000	2,514,000
Other	12,323,000	13,435,000
Accrued expenses and other current liabilities	$66,990,000	72,662,000

Accrued contract costs represent direct and indirect costs on contracts as well as estimates of amounts owed for invoices not yet received from vendors or reflected in accounts payable.

Accrued warranty obligations as of July 31, 2023 relate to estimated liabilities for assurance type warranty coverage that we provide to our customers. We generally provide warranty coverage for some of our products for a period of at least one year from the date of delivery. We record a liability for estimated warranty expense based on historical claims, product failure rates, consideration of contractual obligations, future costs to resolve software issues and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Changes in our accrued warranty obligations during the fiscal years ended July 31, 2023 and 2022 were as follows:

	2023	2022
Balance at beginning of year	$9,420,000	17,600,000
Provision for (benefit from) warranty obligations	3,158,000	(1,255,000)
Adjustments for changes in estimates	(2,300,000)	(2,500,000)
Charges incurred	(1,993,000)	(4,425,000)
Balance at end of year	$8,285,000	9,420,000
During fiscal 2023 and 2022, we recorded benefits of $2,300,000 and $2,500,000, respectively, to cost of sales in our Terrestrial and Wireless Networks segment due to lower than expected warranty claims associated with previously acquired NG-911 technologies.

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

As of July 31, 2023, the amount outstanding under our Credit Facility was as follows:

July 31, 2023
Term Loan	$48,125,000
Less unamortized deferred financing costs related to Term Loan	621,000
Term Loan, net	47,504,000
Revolving Loan Facility	116,900,000
Amount outstanding under Credit Facility, net	164,404,000
Less current portion of long-term debt	4,375,000
Non-current portion of long-term debt	$160,029,000

At July 31, 2023, we had $1,049,000 of standby letters of credit outstanding under our Credit Facility related to guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During the fiscal year ended July 31, 2023, we had outstanding balances under the Credit Facility ranging from $130,000,000 to $183,250,000.

As of July 31, 2023, total net deferred financing costs related to the Credit Facility were $2,971,000 and are being amortized over the term of our Credit Facility through the Maturity Date.

Interest expense related to our Credit Facility, including amortization of deferred financing costs, recorded during the fiscal years ended July 31, 2023, 2022 and 2021 was $14,931,000, $4,933,000 and $5,628,000, respectively. Our blended interest rate approximated 8.89%, 3.41% and 2.84%, respectively, for fiscal 2023, 2022 and 2021.

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

The Credit Facility provides for, among other things: (i) scheduled payments of principal under the Term Loan totaling $2,500,000 in the first year after closing (of which $1,875,000 was paid through July 31, 2023), and $5,000,000 in the second year after closing, with the remaining balance of the Term Loan due upon maturity; (ii) a maximum Leverage Ratio of 3.75x trailing twelve months ("TTM") Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") at the fiscal quarter ended July 31, 2023, stepping down to 3.5x at the fiscal quarter ending January 31, 2024 and thereafter; (iii) a Minimum Interest Coverage Ratio of 3.25x TTM Adjusted EBITDA; and (iv) Minimum Liquidity of $25,000,000.

As of July 31, 2023, our Secured Leverage Ratio was 3.54x TTM Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of July 31, 2023 was 3.54x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA. Our Minimum Liquidity was $28,500,000 compared to the Minimum Liquidity requirement of $25,000,000.

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

The Credit Facility has a maturity date of October 31, 2024 (“Maturity Date”), which is approximately one year out from now. In anticipation of the upcoming Maturity Date, we engaged a third-party financial advisor to assist us with both the refinancing of our existing Credit Facility, as well as with our evaluation of other capital structure-related alternatives.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
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

Certain of our facility lease agreements (which are classified as operating leases) contain rent holidays or rent escalation clauses. For rent holidays and rent escalation clauses during the lease term, we record rental expense on a straight-line basis over the term of the lease. As of July 31, 2023, none of our leases contained a residual value guarantee and covenants included in our lease agreements are customary for the types of facilities and equipment being leased.

The components of lease expense are as follows:

	Fiscal years ended July 31,
	2023	2022	2021
Finance lease expense:
Amortization of ROU assets	$5,000	13,000	36,000
Interest on lease liabilities	—	1,000	3,000
Operating lease expense	10,439,000	11,658,000	12,152,000
Short-term lease expense	435,000	402,000	819,000
Variable lease expense	4,031,000	4,619,000	4,523,000
Sublease income	(67,000)	(67,000)	(67,000)
Total lease expense	$14,843,000	16,626,000	17,466,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Additional information related to leases is as follows:

	Fiscal years ended July 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases - Operating cash outflows	$10,604,000	11,864,000	10,868,000
Finance leases - Operating cash outflows	—	1,000	3,000
Finance leases - Financing cash outflows	4,000	15,000	38,000
ROU assets obtained in the exchange for lease liabilities (non-cash):
Operating leases	$3,211,000	15,233,000	24,987,000

The following table is a reconciliation of future cash flows relating to operating lease liabilities presented on our Consolidated Balance Sheet as of July 31, 2023:

Operating
Fiscal 2024	$9,478,000
Fiscal 2025	8,872,000
Fiscal 2026	7,445,000
Fiscal 2027	5,351,000
Fiscal 2028	4,622,000
Thereafter	21,572,000
Total future undiscounted cash flows	57,340,000
Less: Present value discount	6,932,000
Lease liabilities	$50,408,000

Weighted-average remaining lease terms (in years)	8.31
Weighted-average discount rate	3.46%

In fiscal 2022, we modified our existing lease for a facility in Seattle, Washington, increasing the lease term through October 2033. Accordingly, amounts related to the modified lease are reflected as an operating lease right-of-use asset or related operating lease liability in our Consolidated Balance Sheets as of July 31, 2023 and July 31, 2022.

We lease our Melville, New York production facility from a partnership controlled by our former CEO. Lease payments made during the fiscal year ended July 31, 2023 and 2022 were $688,000 and $675,000, respectively. The current lease provides for our use of the premises as they exist through December 2031. The annual rent of the facility for calendar year 2024 is $691,000 and is subject to customary adjustments. We have a right of first refusal in the event of a sale of the facility.

As of July 31, 2023, we do not have any material rental commitments that have not commenced.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
(9) Income Taxes

Loss before benefit from income taxes consists of the following:

	Fiscal Years Ended July 31,
	2023	2022	2021
U.S.	$(21,327,000)	(31,772,000)	(73,153,000)
Foreign	(9,520,000)	(5,303,000)	(1,827,000)
	$(30,847,000)	(37,075,000)	(74,980,000)

The (benefit from) provision for income taxes included in the accompanying Consolidated Statements of Operations consists of the following:

	Fiscal Years Ended July 31,
	2023	2022	2021
Federal – current	$(258,000)	287,000	608,000
Federal – deferred	(4,623,000)	(4,888,000)	(877,000)

State and local – current	1,412,000	348,000	466,000
State and local – deferred	(815,000)	(442,000)	(598,000)

Foreign – current	958,000	1,197,000	688,000
Foreign – deferred	(622,000)	(525,000)	(1,787,000)
Benefit from income taxes	$(3,948,000)	(4,023,000)	(1,500,000)

The benefit from income taxes differed from the amounts computed by applying the U.S. Federal income tax rate as a result of the following:

	Fiscal Years Ended July 31,
	2023		2022		2021
	Amount	Rate	Amount	Rate	Amount	Rate
Computed "expected" tax benefit	$(6,478,000)	21.0%	(7,786,000)	21.0%	(15,746,000)	21.0%
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal benefit	440,000	(1.4)	227,000	(0.6)	(1,371,000)	1.8
Stock-based compensation	692,000	(2.2)	1,049,000	(2.8)	(20,000)	—
Research and experimentation credits	(2,576,000)	8.4	(1,484,000)	4.0	(1,018,000)	1.4
Foreign-derived intangible income deduction	(517,000)	1.7	—	—	164,000	(0.2)
Revaluation of convertible preferred stock option liability	—	—	(211,000)	0.6	—	—
Nondeductible transaction costs	—	—	—	—	402,000	(0.5)
Nondeductible executive compensation	1,484,000	(4.8)	2,801,000	(7.6)	628,000	(0.8)
Fines and penalties	—	—	(1,000)	—	—	—
Audit settlements	—	—	18,000	—	6,000	—
Change in the beginning of the year valuation allowance for deferred tax assets	—	—	—	—	(805,000)	1.1
Change in valuation allowance	2,834,000	(9.2)	2,009,000	(5.4)	15,582,000	(20.8)
Remeasurement of deferred taxes	—	—	(396,000)	1.1	(224,000)	0.3
Foreign income taxes	(269,000)	0.9	(478,000)	1.3	676,000	(0.9)
Other, net	442,000	(1.6)	229,000	(0.7)	226,000	(0.4)
Benefit from income taxes	$(3,948,000)	12.8%	(4,023,000)	10.9%	(1,500,000)	2.0%

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at July 31, 2023 and 2022 are presented below:

	2023	2022
Deferred tax assets:
Inventory and warranty reserves	$6,147,000	5,970,000
Compensation and commissions	3,221,000	4,376,000
Federal, state and foreign research and experimentation credits	19,308,000	19,476,000
Capitalized U.S. research and experimental expenditures	8,784,000	—
Stock-based compensation	4,774,000	3,950,000
Foreign scientific research and experimental development expenditures	2,118,000	1,890,000
Federal, state and foreign net operating losses	13,011,000	14,481,000
Federal and state capital losses	15,582,000	15,582,000
Lease liabilities	11,986,000	12,595,000
Deferred revenue, non-current	4,463,000	2,194,000
Other	2,417,000	3,725,000
Less: valuation allowance	(34,478,000)	(31,227,000)
Total deferred tax assets	57,333,000	53,012,000
Deferred tax liabilities:
Plant and equipment	(4,883,000)	(3,489,000)
Lease right-of-use assets	(10,510,000)	(11,801,000)
Intangibles	(50,843,000)	(52,681,000)
Total deferred tax liabilities	(66,236,000)	(67,971,000)
Net deferred tax liabilities	$(8,903,000)	(14,959,000)

At July 31, 2023, our net deferred tax liability of $8,903,000 includes $591,000 of foreign net deferred tax assets that were recorded as other assets, net in our Consolidated Balance Sheets. At July 31, 2022, our net deferred tax liability of $14,959,000 includes $396,000 of foreign net deferred tax assets that were recorded as other assets, net in our Consolidated Balance Sheets.

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

At July 31, 2023, we have federal research and experimentation credits of $9,995,000 that will begin to expire in 2031. We have a nominal amount of federal net operating loss carryforward that will begin to expire in 2038. We have state net operating loss carryforwards available of $3,864,000, which expire through 2043, utilization of which will be limited by the amounts and timing of future taxable income and by the application of the ownership change rules under Section 382 of the Internal Revenue Code. We believe it to be more likely than not that the benefit from certain state net operating loss carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $3,757,000 on the deferred tax assets relating to these state net operating loss carryforwards. We have state research and experimentation credit carryforwards of $8,936,000, which expire through 2043. We believe that it is more likely than not that the benefit from certain state research and experimentation credits will not be realized. In recognition of this risk, we have provided a valuation allowance of $8,246,000 on the deferred tax assets relating to these state credits. In addition, we have provided a valuation allowance of $1,094,000 on certain other state deferred tax assets. We have federal and state capital loss carryforwards of $15,582,000, which begin to expire in 2026, and for which a full valuation allowance has been provided as we believe it to be more likely than not that the benefit from these capital losses will not be realized.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

At July 31, 2023, we had foreign deferred tax assets relating to net operating loss carryforwards of $9,186,000, which will begin to expire in 2032. We believe that it is more likely than not that certain net operating loss carryforwards may not be realized. In recognition of this risk, we have provided a valuation allowance of $5,799,000 on the deferred tax assets relating to these net operating loss carryforwards. We have foreign deferred tax assets relating to research and experimentation credits of $377,000, which will begin to expire in 2038. Our foreign earnings and profits are insignificant and, as such, we have not recorded any deferred tax liability on unremitted foreign earnings.

At July 31, 2023 and 2022, total unrecognized tax benefits were $9,166,000 and $10,008,000, respectively, including interest of $210,000 and $330,000, respectively. At July 31, 2023 and 2022, $2,208,000 and $3,007,000, respectively, of our unrecognized tax benefits were recorded as non-current income taxes payable on our Consolidated Balance Sheets. The remaining unrecognized tax benefits of $6,958,000 and $7,001,000 at July 31, 2023 and 2022, respectively, were presented as an offset to the associated non-current deferred tax assets on our Consolidated Balance Sheets. Of the total unrecognized tax benefits, $8,286,000 and $9,034,000 at July 31, 2023 and 2022, respectively, net of the reversal of the federal benefit recognized as a deferred tax asset relating to state reserves, would favorably impact our effective tax rate, if recognized. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our consolidated financial statements. We believe it is reasonably possible that the gross unrecognized tax benefits could decrease by as much as $622,000 in the next 12 months due to the expiration of a statute of limitations related to federal, state and foreign tax positions.

Our policy is to recognize potential interest and penalties relating to uncertain tax positions in income tax expense. The following table summarizes the activity related to our unrecognized tax benefits for fiscal years 2023, 2022 and 2021 (excluding interest):

	2023	2022	2021
Balance at beginning of period	$9,675,000	9,009,000	8,270,000
Increase related to current period	681,000	598,000	528,000
Increase related to prior periods	51,000	153,000	338,000
Expiration of statute of limitations	(1,406,000)	(83,000)	(48,000)
Decrease related to prior periods	(45,000)	(2,000)	(79,000)
Balance at end of period	$8,956,000	9,675,000	9,009,000

Our U.S. federal income tax returns for fiscal 2020 through 2022 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2019 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
As of July 31, 2023, the aggregate number of shares of common stock which may be issued, pursuant to the Plan, may not exceed 11,962,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and employee purchases under the ESPP with the issuance of new shares of our common stock.

As of July 31, 2023, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 10,600,865 shares (net of 5,815,202 expired and canceled awards), of which an aggregate of 8,484,125 have been exercised or settled.

As of July 31, 2023, the following stock-based awards, by award type, were outstanding:

July 31, 2023
Stock options	240,510
Performance shares	666,324
RSUs, restricted stock, share units and other stock-based awards	1,209,906
Total	2,116,740

Our ESPP provides for the issuance of up to 1,300,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value on the first or last day of each calendar quarter, whichever is lower. Through July 31, 2023, we have cumulatively issued 998,526 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Consolidated Statements of Operations:

	Fiscal Years Ended July 31,
	2023	2022	2021
Cost of sales	$1,110,000	692,000	929,000
Selling, general and administrative expenses	7,960,000	6,312,000	8,091,000
Research and development expenses	1,037,000	763,000	963,000
Stock-based compensation expense before CEO transition costs	10,107,000	7,767,000	9,983,000
CEO transition costs related to equity-classified stock-based awards	3,764,000	7,388,000	—
Total stock-based compensation expense before income tax benefit	13,871,000	15,155,000	9,983,000
Estimated income tax benefit	(2,552,000)	(2,260,000)	(2,164,000)
Net stock-based compensation expense	$11,319,000	12,895,000	7,819,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At July 31, 2023, unrecognized stock-based compensation of $7,812,000, net of estimated forfeitures of $530,000, is expected to be recognized over a weighted average period of 2.3 years. Total stock-based compensation capitalized and included in ending inventory at July 31, 2023 and 2022 was $198,000 and $48,000, respectively. There are no liability-classified stock-based awards outstanding as of July 31, 2023 or 2022.

Selling, general and administrative expenses included in the table above, for fiscal 2022, includes $827,000 of amortization of stock-based compensation related to three, long-standing members of our Board of Directors who retired in December 2021.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
Stock-based compensation expense, by award type, is summarized as follows:

	Fiscal Years Ended July 31,
	2023	2022	2021
Stock options	$87,000	519,000	370,000
Performance shares	973,000	1,136,000	1,345,000
RSUs, restricted stock, share units and other stock-based awards	8,926,000	5,912,000	8,060,000
ESPP	121,000	200,000	208,000
Stock based compensation expense	10,107,000	7,767,000	9,983,000
CEO transition costs related to equity-classified stock-based awards	3,764,000	7,388,000	—
Total stock-based compensation expense before income tax benefit	13,871,000	15,155,000	9,983,000
Estimated income tax benefit	(2,552,000)	(2,260,000)	(2,164,000)
Net stock-based compensation expense	$11,319,000	12,895,000	7,819,000

ESPP stock-based compensation expense primarily relates to the 15% discount offered to participants in the ESPP.

The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability on our Consolidated Balance Sheet as of July 31, 2023 and 2022. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

Stock Options

The following table summarizes the Plan's activity:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2020	1,422,025	$26.17
Expired/canceled	(348,590)	27.44
Outstanding at July 31, 2021	1,073,435	25.76
Expired/canceled	(588,735)	26.86
Exercised	(1,220)	17.88
Outstanding at July 31, 2022	483,480	24.43
Expired/canceled	(242,970)	24.89
Outstanding at July 31, 2023	240,510	$23.96	3.97	$—

Exercisable at July 31, 2023	211,870	$24.78	3.63	$—

Vested and expected to vest at July 31, 2023	238,868	$24.00	3.96	$—

Stock options outstanding as of July 31, 2023 have exercise prices ranging from $17.88 - $33.94, representing the fair market value of our common stock on the date of grant, a contractual term of ten years and a vesting period of five years. The total intrinsic value relating to stock options exercised during the fiscal year ended July 31 2022 was $7,000. There were no stock options exercised during the fiscal years ended July 31, 2023 and 2021.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
During fiscal 2022, at the election of certain holders of vested stock options, 1,220 stock options were net settled upon exercise. As a result, 220 shares of our common stock were issued during the fiscal year ended July 31, 2022, net of shares retained to satisfy the exercise price and minimum statutory tax withholding requirements.

There were no stock options granted during fiscal years ended July 31, 2023, 2022 or 2021.

Performance Shares, RSUs, Restricted Stock, Share Unit Awards and Other Stock-based Awards

The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock, share units and other stock-based awards:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2020	999,574	$21.15
Granted	644,272	19.06
Settled	(455,564)	17.09
Canceled/Forfeited	(119,912)	18.42
Outstanding at July 31, 2021	1,068,370	21.93
Granted	797,771	18.77
Settled	(641,747)	22.83
Canceled/Forfeited	(113,644)	22.78
Outstanding at July 31, 2022	1,110,750	19.05
Granted	1,550,951	10.79
Settled	(632,267)	16.69
Canceled/Forfeited	(153,204)	16.67
Outstanding at July 31, 2023	1,876,230	$13.21	$19,062,000

Vested at July 31, 2023	847,243	$13.53	$8,608,000

Vested and expected to vest at July 31, 2023	1,836,835	$13.21	$18,662,000

The total intrinsic value relating to fully-vested awards settled during the fiscal years ended July 31, 2023, 2022 and 2021 was $6,782,000, $12,560,000 and $9,878,000, respectively.

The performance shares granted to employees principally vest over a three-year performance period, if pre-established performance goals are attained, or as specified pursuant to the Plan and related agreements. As of July 31, 2023, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level, except for our former CEO's, whose achievement was based on maximum performance pursuant to their pre-existing change-in-control agreements.

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

On July 27, 2023, 595,890 both fully vested share units and other stock-based awards were granted to certain employees in lieu of fiscal 2023 non-equity incentive compensation. Also, on July 31, 2023, 252,452 fully vested share units (previously granted in lieu of fiscal 2022 non-equity incentive compensation) were settled by delivery of 153,045 shares of our common stock after reduction of share units retained to satisfy employees’ statutory tax withholding requirements. Cumulatively, through July 31, 2023, 1,482,324 share units granted have been settled.

The fair value of performance shares, RSUs, restricted stock, share units and other stock-based awards is determined using the closing market price of our common stock on the date of grant, less the present value of any estimated future dividend equivalents such awards are not entitled to receive and an applicable estimated discount for any post-vesting transfer restrictions. RSUs, performance shares and restricted stock are entitled to dividend equivalents, as applicable, unless forfeited before vesting occurs. Share units and other stock-based awards would be entitled to dividend equivalents while the underlying shares are unissued.

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of settlement of the underlying award. During fiscal 2023, 2022 and 2021, we accrued $315,000, $389,000 and $380,000, respectively, of dividend equivalents (net of forfeitures) and paid out $366,000, $531,000 and $279,000, respectively. Accrued dividend equivalents were recorded as a reduction to retained earnings. As of July 31, 2023 and 2022, accrued dividend equivalents were $691,000 and $742,000, respectively.
With respect to the actual settlement of stock-based awards for income tax reporting, during the fiscal years ended July 31, 2023 and 2022, we recorded an income tax expense of $591,000 and $924,000, respectively. During the fiscal year ended July 31, 2021, we recorded an income tax benefit of $142,000.

Subsequent Events

In the first quarter of fiscal 2024, our Board of Directors authorized the issuance of stock-based awards with a total unrecognized compensation expense, net of estimated forfeitures, of approximately $8,600,000.

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

Operating segment information, along with a reconciliation of segment net income (loss) and consolidated net income to Adjusted EBITDA is presented in the tables below:

	Fiscal Year Ended July 31, 2023
	Satellite and Space Communications	Terrestrial and Wireless Networks	Unallocated	Total
Net sales	$337,756,000	212,238,000	—	$549,994,000
Operating income (loss)	$15,041,000	12,323,000	(42,024,000)	$(14,660,000)

Net income (loss)	$15,539,000	12,297,000	(54,735,000)	$(26,899,000)
Benefit from income taxes	(1,724,000)	(193,000)	(2,031,000)	(3,948,000)
Interest expense	2,000	—	14,959,000	14,961,000
Interest (income) and other	1,224,000	219,000	(217,000)	1,226,000
Amortization of stock-based compensation	—	—	10,107,000	10,107,000
Amortization of intangibles	7,312,000	14,084,000	—	21,396,000
Depreciation	4,121,000	7,637,000	164,000	11,922,000
Amortization of cost to fulfill assets	959,000	—	—	959,000
Restructuring costs	5,725,000	1,220,000	3,907,000	10,852,000
Strategic emerging technology costs	3,833,000	—	—	3,833,000
CEO transition costs	—	—	9,090,000	9,090,000
Adjusted EBITDA	$36,991,000	35,264,000	(18,756,000)	$53,499,000

Purchases of property, plant and equipment	$7,244,000	10,075,000	992,000	$18,311,000
Total assets at July 31, 2023	$515,449,000	460,034,000	20,754,000	$996,237,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

	Fiscal Year Ended July 31, 2022
	Satellite and Space Communications	Terrestrial and Wireless Networks	Unallocated	Total
Net sales	$279,678,000	206,561,000	—	$486,239,000
Operating (loss) income	$(5,671,000)	18,925,000	(47,006,000)	$(33,752,000)

Net (loss) income	$(3,852,000)	18,796,000	(47,996,000)	$(33,052,000)
(Benefit from) provision for income taxes	(1,120,000)	19,000	(2,922,000)	(4,023,000)
Interest expense	98,000	—	4,933,000	5,031,000
Interest (income) and other	(797,000)	110,000	(16,000)	(703,000)
Change in fair value of convertible preferred stock purchase option liability	—	—	(1,005,000)	(1,005,000)
Amortization of stock-based compensation	—	—	7,767,000	7,767,000
Amortization of intangibles	7,312,000	14,084,000	—	21,396,000
Depreciation	4,049,000	6,069,000	196,000	10,314,000
Amortization of cost to fulfill assets	469,000	—	—	469,000
Restructuring costs	5,666,000	—	299,000	5,965,000
COVID-19 related costs	1,105,000	—	—	1,105,000
Strategic emerging technology costs	1,197,000	—	—	1,197,000
CEO transition costs	—	—	13,554,000	13,554,000
Proxy solicitation costs	—	—	11,248,000	11,248,000
Adjusted EBITDA	$14,127,000	39,078,000	(13,942,000)	$39,263,000

Purchases of property, plant and equipment	$8,915,000	10,704,000	—	$19,619,000
Total assets at July 31, 2022	$487,235,000	461,443,000	25,619,000	$974,297,000

	Fiscal Year Ended July 31, 2021
	Satellite and Space Communications	Terrestrial and Wireless Networks	Unallocated	Total
Net sales	$374,850,000	206,845,000	—	$581,695,000
Operating income (loss)	$24,281,000	25,185,000	(117,764,000)	$(68,298,000)

Net income (loss)	$24,357,000	24,396,000	(122,233,000)	$(73,480,000)
(Benefit from) provision for income taxes	(377,000)	795,000	(1,918,000)	(1,500,000)
Interest expense	66,000	—	6,755,000	6,821,000
Interest (income) and other	235,000	(6,000)	(368,000)	(139,000)
Amortization of stock-based compensation	—	—	9,983,000	9,983,000
Amortization of intangibles	5,695,000	15,325,000	—	21,020,000
Depreciation	3,721,000	5,316,000	342,000	9,379,000
Restructuring costs	2,782,000	—	—	2,782,000
COVID-19 related costs	1,046,000	—	—	$1,046,000
Strategic emerging technology costs	315,000	—	—	$315,000
Acquisition plan expenses	—	(1,052,000)	101,344,000	100,292,000
Adjusted EBITDA	$37,840,000	44,774,000	(6,095,000)	$76,519,000

Purchases of property, plant and equipment	$8,456,000	7,498,000	83,000	$16,037,000
Long-lived assets acquired in connection with acquisitions	$47,958,000	—	—	$47,958,000
Total assets at July 31, 2021	$507,981,000	462,877,000	22,253,000	$993,111,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
Unallocated expenses result from corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs and also includes all of our amortization of stock-based compensation. See Note (2) - "CEO Transition Costs and Related" for information related to such costs. During fiscal 2023, our Unallocated segment incurred $3,907,000 of restructuring costs focused on streamlining our operations. During fiscal 2022, we incurred $11,248,000 of proxy solicitation costs (including legal and advisory fees and costs associated with a related lawsuit) as a result of a now-settled proxy contest and expensed $13,554,000 of transition costs related to the former CEO, Fred Kornberg. During fiscal 2021, we recorded $100,292,000 of acquisition plan expenses, most of which were recorded in our unallocated expenses and related to the previously announced litigation and merger termination with Gilat Satellite Networks, Ltd. ("Gilat"), costs associated with the settlement of litigation associated with the 2019 acquisition of GD NG-911 and our acquisition of UHP Networks Inc.

During fiscal 2023, 2022 and 2021, our Satellite and Space Communications segment recorded $5,725,000, $5,666,000 and $2,782,000, respectively, of restructuring costs primarily incurred to streamline our operations and improve efficiency, including costs related to the relocation of certain of our satellite ground station production facilities to our new 146,000 square foot facility in Chandler, Arizona. In addition, during fiscal 2023, 2022 and 2021, we incurred $3,833,000, $1,197,000 and $315,000, respectively, of strategic emerging technology costs for next-generation satellite technology to advance our solutions offerings to be used with new broadband satellite constellations. Furthermore, during fiscal 2022 and 2021, this segment recorded $1,105,000 and $1,046,000, respectively of incremental operating costs related to our antenna facility located in the United Kingdom due to the impact of the COVID-19 pandemic. There were no similar incremental operating costs recorded in fiscal 2023.

Interest expense in the tables above primarily relates to our Credit Facility, and includes the amortization of deferred financing costs. See Note (7) - "Credit Facility" for further discussion. In addition, interest expense for fiscal 2021 includes $1,178,000 of incremental interest expense related to a now terminated financing commitment letter related to the previously announced litigation and merger termination with Gilat.

Intersegment sales in fiscal 2023, 2022 and 2021 between the Satellite and Space Communications segment and the Terrestrial and Wireless Networks segment were nominal. All intersegment sales are eliminated in consolidation and are excluded from the tables above.

Unallocated assets at July 31, 2023 consist principally of cash and cash equivalents, income taxes receivable, corporate property, plant and equipment and deferred financing costs. The large majority of our long-lived assets are located in the U.S.

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

(b) Employment Change of Control and Indemnification Agreements

As of July 31, 2022, we had an employment agreement with Michael Porcelain, our former President and CEO. The employment agreement generally provided for an annual salary and bonus award. On August 10, 2022, we announced the mutually agreed separation between the Company and Mr. Porcelain as President and CEO and member of the Board of Directors. The Company entered into a separation agreement with Mr. Porcelain.

On August 9, 2022, our Board of Directors appointed our Chairman of the Board, Ken Peterman, as President and CEO, and the Company entered an employment agreement with Mr. Peterman generally providing for an annual salary, bonus award, sign-on bonus, equity incentive awards and, under certain termination of employment, severance payment.

Transition costs related to Mr. Porcelain, pursuant to his separation agreement with the Company, were approximately $7,424,000, of which $3,764,000 related to the acceleration of unamortized stock-based compensation, with the remaining $3,660,000 related to his severance payments and benefits upon termination of employment. The cash portion of the transition costs of $3,660,000 was paid to Mr. Porcelain in October 2022. Also, in connection with Mr. Peterman entering into an employment agreement with the Company, effective as of August 9, 2022, we incurred a $1,000,000 expense related to a cash sign-on bonus. CEO transition costs related to Mr. Porcelain and Mr. Peterman were expensed in our Unallocated segment during fiscal 2023.

We have also entered into change of control agreements with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of our Company or termination of the employee.

(13) Goodwill

The following table represents goodwill by reportable operating segment, including the changes in the net carrying value of goodwill as of July 31, 2023 and July 31, 2022:

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

On August 1, 2023 (the first day of fiscal 2024), we performed our annual quantitative assessment using market participant assumptions to determine if the fair value of each of our reporting units with goodwill exceeded its carrying value. In making this assessment, we considered, among other things, expectations of projected net sales and cash flows, assumptions impacting the weighted average cost of capital, trends in trading multiples of comparable companies, changes in our stock price and changes in the carrying values of our reporting units with goodwill. We also considered overall business conditions.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
In performing the quantitative assessment, we estimated the fair value of each of our reporting units using a combination of the income and market approaches. The income approach, also known as the discounted cash flow ("DCF") method, utilizes the present value of cash flows to estimate fair value. The future cash flows for our reporting units were projected based on our estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). For purposes of conducting our impairment analysis, we assumed revenue growth rates and cash flow projections that are below our actual long-term expectations. The discount rates used in our DCF method were based on a weighted-average cost of capital ("WACC") determined from relevant market comparisons, adjusted upward for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). A terminal value growth rate was applied to the final year of the projected period, which reflects our estimate of stable, perpetual growth. We then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach. Under the market approach, we estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization and factored in a control premium. Finally, we compared our estimates of fair values to our total public market capitalization and assessed implied control premiums based on our common stock price of $10.09 as of the date of testing.

Ultimately, based on our quantitative evaluation, we determined that our Satellite and Space Communications and Terrestrial and Wireless Networks reporting units had estimated fair values in excess of their carrying values of at least 18.3% and 8.9%, respectively, and concluded that our goodwill was not impaired and that neither of our two reporting units was at risk of failing the quantitative assessment.

It is possible that, during fiscal 2024 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, or our common stock price could fluctuate.

A significant decline in our customers' spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a quantitative assessment during fiscal 2024 or beyond. If assumed net sales and cash flow projections are not achieved in future periods or our common stock price significantly declines from current levels, our Satellite and Space Communications and Terrestrial and Wireless Networks reporting units could be at risk of failing the quantitative assessment and goodwill assigned to the respective reporting units could be impaired.

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2024 (the start of our fiscal 2025). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
(14) Intangible Assets

Intangible assets with finite lives as of July 31, 2023 and 2022 are as follows:

	July 31, 2023
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$302,058,000	121,786,000	$180,272,000
Technologies	14.8	114,949,000	80,672,000	34,277,000
Trademarks and other	16.7	32,926,000	21,568,000	11,358,000
Total		$449,933,000	224,026,000	$225,907,000

	July 31, 2022
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$302,058,000	107,500,000	$194,558,000
Technologies	14.8	114,949,000	75,798,000	39,151,000
Trademarks and other	16.7	32,926,000	19,332,000	13,594,000
Total		$449,933,000	202,630,000	$247,303,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the fiscal years ended July 31, 2023, 2022 and 2021 was $21,396,000, $21,396,000 and $21,020,000, respectively.

The estimated amortization expense consists of the following for the fiscal years ending July 31:

2024	$21,154,000
2025	21,039,000
2026	19,888,000
2027	18,534,000
2028	18,534,000

We review net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. Based on our last assessment, we believe that the carrying values of our net intangible assets were recoverable as of July 31, 2023. However, if business conditions deteriorate, we may be required to record impairment losses, and or increase the amortization of intangibles in the future. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

As of October 12, 2023, the Convertible Preferred Stock is convertible into shares of common stock at the option of the holders. At any time after October 19, 2024, we have the right to mandate the conversion of the Convertible Preferred Stock, subject to certain restrictions, based on the price of the common stock in the preceding thirty trading days.

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

We determined that our obligation to issue the Green Shoe at any time on or prior to March 31, 2023 met the definition of a freestanding financial instrument that should be accounted for as a liability. As such, we established an initial convertible preferred stock purchase option liability of $1,005,000 and reduced the proceeds from the Initial Issuance by such amount. The liability was remeasured to its estimated fair value each reporting period until such instrument expired. Changes in its estimated fair value were recognized as a non-cash charge or benefit and presented on the consolidated statement of operations.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
In accordance with ASC 480, "Distinguishing Liabilities from Equity," specifically ASC 480-10-S99-3A(2), SEC Staff Announcement: Classification and Measurement of Redeemable Securities, we have classified the Convertible Preferred Stock outside of permanent equity as temporary equity since the redemption of such shares is not solely within our control and we could be required by the holder to redeem the shares for cash or other assets, at their option. Upon the Initial Issuance, we recorded the Convertible Preferred Stock, net of issuance costs of $4,007,000 and net of the portion of such proceeds allocated to the convertible preferred stock purchase option liability described above, which resulted in an initial carrying value of the Convertible Preferred Stock less than its initial redemption value of $100,000,000. We have elected to adjust the carrying value of the Convertible Preferred Stock to its current redemption value of $112,211,000, which includes $11,607,000 of cumulative dividends paid in kind and $604,000 of accumulated and unpaid dividends. As such, a total adjustment of $7,007,000 to increase the carrying value of the Convertible Preferred Stock was recorded against retained earnings during fiscal 2023.

On October 9, 2023, we received a non-binding term sheet from the Investors proposing (i) an exchange of their outstanding Series A Convertible Preferred Stock for a new series of convertible preferred stock on amended terms and (ii) purchase an additional amount of such new series of convertible preferred stock, on terms, conditions and assumptions described therein. No assurances can be given that a transaction will be consummated and the Investors reserve the right to withdraw the proposal at any time.

(16) Stockholders’ Equity

Shelf Registration
On July 13, 2022, we filed a $200,000,000 shelf registration statement with the SEC for the sale of various types of securities, including debt securities. This shelf registration statement was declared effective by the SEC as of July 25, 2022 and expires on July 25, 2025. To-date, we have not issued any securities pursuant to our $200,000,000 shelf registration statement.

Common Stock Repurchase Program
On September 29, 2020, our Board of Directors authorized a $100,000,000 stock repurchase program, which replaced our prior program. The $100,000,000 stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases made during the fiscal years ended July 31, 2023 or 2022.

Common Stock Dividends
On September 29, 2022 and December 8, 2022, our Board of Directors declared a dividend of $0.10 per common share, which were paid on November 18, 2022 and February 17, 2023, respectively. During the third quarter of fiscal 2023, encouraged by the progress that we have made related to our One Comtech transformation, our launch of EVOKE and our emerging growth opportunities, as previously disclosed, our Board of Directors, together with management, adjusted the Company’s capital allocation plans and determined to forgo a common stock dividend, thereby increasing our financial flexibility. Future common stock dividends, if any, remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval and certain voting rights of holders of our Series A Convertible Preferred Stock.

(17) Cost Reduction

In fiscal 2023, we transformed and integrated our individual businesses into two segments to improve operational performance. This transformation has provided insight into opportunities to manage costs, streamline operations, improve efficiency, and accelerate decision-making by eliminating management layers and other redundancies. In doing so, during fiscal 2023, we recorded $3,872,000 of severance costs in selling, general and administrative expenses in our Consolidated Statements of Operations, of which $1,989,000, $1,220,000 and $663,000 related to our Satellite and Space Communications, Terrestrial and Wireless Networks and Unallocated segments, respectively. We paid $2,320,000 of severance costs during fiscal 2023 and our severance liability as of July 31, 2023 was $1,552,000. Most of the remaining severance liability will be paid during the first quarter of fiscal 2024.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
(18) Subsequent Events

On October 11, 2023, we entered into a stock sale agreement relating to our solid-state RF microwave high power amplifiers and control components product line, which is included in our Satellite and Space Communications segment. The completion of this divestiture is subject to customary closing conditions. The preliminary sales price for this divestiture is $35,000,000 in cash, plus contingent consideration up to $5,000,000 based on the achievement of a revenue target or the receipt of an anticipated contract award as specified in the stock sale agreement. The sales price is also subject to adjustment based on the closing date net working capital of the divested business.

Schedule II
COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Fiscal Years Ended July 31, 2023, 2022 and 2021

Column A	Column B	Column C Additions				Column D		Column E
Description	Balance at beginning of period	Charged to cost and expenses		Charged to other accounts - describe		Transfers (deductions) - describe		Balance at end of period
Allowance for doubtful accounts receivable:
Year ended July 31,
2023	$2,337,000	261,000	(A)	—		(509,000)	(B)	$2,089,000
2022	1,648,000	838,000	(A)	—		(149,000)	(B)	2,337,000
2021	1,769,000	(18,000)	(A)	215,000	(C)	(318,000)	(B)	1,648,000

Inventory reserves:
Year ended July 31,
2023	$23,121,000	4,871,000	(D)	—		(3,333,000)	(E)	$24,659,000
2022	20,229,000	4,447,000	(D)	—		(1,555,000)	(E)	23,121,000
2021	19,076,000	4,364,000	(D)	—		(3,211,000)	(E)	20,229,000

Valuation allowance for deferred tax assets:
Year ended July 31,
2023	$31,227,000	4,617,000	(F)	—		(1,366,000)	(F)	$34,478,000
2022	28,384,000	2,947,000	(F)	—		(104,000)	(F)	31,227,000
2021	11,471,000	17,750,000	(F)	—		(837,000)	(F)	28,384,000

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