Form 10-Q
period 2023-10-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2023-12-07
CIK 23197

Index

4UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2023

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
☐ Yes              ☒ No

As of December 1, 2023, the number of outstanding shares of Common Stock, par value $0.10 per share, of the registrant was 28,478,950 shares.

Index

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	October 31, 2023	July 31, 2023
Current assets:
Cash and cash equivalents	$18,116,000	18,961,000
Accounts receivable, net	185,065,000	163,159,000
Inventories, net	85,440,000	105,845,000
Prepaid expenses and other current assets	20,230,000	17,521,000
Assets of disposal group held for sale	44,894,000	—
Total current assets	353,745,000	305,486,000
Property, plant and equipment, net	50,648,000	53,029,000
Operating lease right-of-use assets, net	37,209,000	44,410,000
Goodwill	333,105,000	347,692,000
Intangibles with finite lives, net	220,618,000	225,907,000
Deferred financing costs, net	1,879,000	2,349,000
Other assets, net	15,339,000	17,364,000
Total assets	$1,012,543,000	996,237,000
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$66,501,000	64,241,000
Accrued expenses and other current liabilities	57,677,000	66,990,000
Current portion of long-term debt	183,503,000	4,375,000
Operating lease liabilities, current	8,169,000	8,645,000
Contract liabilities	63,106,000	66,351,000
Interest payable	1,426,000	1,368,000
Liabilities of disposal group held for sale	10,557,000	—
Total current liabilities	390,939,000	211,970,000
Non-current portion of long-term debt	—	160,029,000
Operating lease liabilities, non-current	34,626,000	41,763,000
Income taxes payable	2,602,000	2,208,000
Deferred tax liability, net	11,359,000	9,494,000
Long-term contract liabilities	20,323,000	18,419,000
Other liabilities	1,854,000	1,844,000
Total liabilities	461,703,000	445,727,000
Commitments and contingencies (See Note 19)
Convertible preferred stock, par value $0.10 per share; authorized 125,000 shares; issued 100,000 at October 31, 2023 and July 31, 2023 (includes accrued dividends of $614,000 and $604,000, respectively)	114,034,000	112,211,000
Stockholders’ equity:
Preferred stock, par value $0.10 per share; authorized and unissued 1,875,000 shares	—	—
Common stock, par value $0.10 per share; authorized 100,000,000 shares; issued 43,268,782 and 43,096,271 shares at October 31, 2023 and July 31, 2023, respectively	4,327,000	4,310,000
Additional paid-in capital	638,652,000	636,925,000
Retained earnings	235,676,000	238,913,000
	878,655,000	880,148,000
Less:
Treasury stock, at cost (15,033,317 shares at October 31, 2023 and July 31, 2023)	(441,849,000)	(441,849,000)
Total stockholders’ equity	436,806,000	438,299,000
Total liabilities, convertible preferred stock and stockholders’ equity	$1,012,543,000	996,237,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended October 31,
	2023	2022
Net sales	$151,911,000	131,139,000
Cost of sales	104,029,000	84,336,000
Gross profit	47,882,000	46,803,000

Expenses:
Selling, general and administrative	32,695,000	29,337,000
Research and development	7,812,000	12,751,000
Amortization of intangibles	5,289,000	5,349,000
CEO transition costs	—	9,090,000
	45,796,000	56,527,000

Operating income (loss)	2,086,000	(9,724,000)

Other expenses (income):
Interest expense	4,932,000	2,235,000
Interest (income) and other	(65,000)	(255,000)

Loss before benefit from income taxes	(2,781,000)	(11,704,000)
Benefit from income taxes	(1,344,000)	(608,000)

Net loss	$(1,437,000)	(11,096,000)

Adjustments to reflect redemption value of convertible preferred stock:
Dividend on convertible preferred stock	(1,823,000)	(1,710,000)
Net loss attributable to common stockholders	$(3,260,000)	(12,806,000)

Net loss per common share (See Note 6):
Basic	$(0.11)	(0.46)
Diluted	$(0.11)	(0.46)

Weighted average number of common shares outstanding – basic	28,745,000	27,830,000

Weighted average number of common and common equivalent shares outstanding – diluted	28,745,000	27,830,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)

	Three months ended October 31, 2023 and 2022
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of July 31, 2022	100,000	$105,204,000	42,672,827	$4,267,000	$625,484,000	$278,683,000	15,033,317	$(441,849,000)	$466,585,000
Equity-classified stock award compensation	—	—	—	—	904,000	—	—	—	904,000
CEO transition costs related to equity-classified stock-based awards (See Note 1)	—	—	—	—	3,764,000	—	—	—	3,764,000
Issuance of employee stock purchase plan shares	—	—	15,017	2,000	117,000	—	—	—	119,000
Issuance of restricted stock, net of forfeiture	—	—	10,718	1,000	(1,000)	—	—	—	—
Net settlement of stock-based awards	—	—	112,284	11,000	(1,241,000)	—	—	—	(1,230,000)
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)		1,710,000	—	—	—	(1,710,000)	—	—	(1,710,000)
Cash dividends declared, net ($0.10 per share)	—	—	—	—	—	(2,774,000)	—	—	(2,774,000)
Accrual of dividend equivalents, net of reversal ($0.10 per share)	—	—	—	—	—	(201,000)	—	—	(201,000)
Net loss	—	—	—	—	—	(11,096,000)	—	—	(11,096,000)
Balance as of October 31, 2022	100,000	$106,914,000	42,810,846	$4,281,000	$629,027,000	$262,902,000	15,033,317	$(441,849,000)	$454,361,000

Balance as of July 31, 2023	100,000	$112,211,000	43,096,271	$4,310,000	$636,925,000	$238,913,000	15,033,317	$(441,849,000)	$438,299,000
Equity-classified stock award compensation	—	—	—	—	2,645,000	—	—	—	2,645,000
Issuance of employee stock purchase plan shares	—	—	12,799	1,000	93,000	—	—	—	94,000
Issuance of restricted stock, net of forfeiture	—	—	13,904	2,000	(2,000)	—	—	—	—
Net settlement of stock-based awards	—	—	145,808	14,000	(1,009,000)	—	—	—	(995,000)
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)	—	1,823,000	—	—	—	(1,823,000)	—	—	(1,823,000)
Reversal of dividend equivalents ($0.10 per share)	—	—	—	—	—	23,000	—	—	23,000
Net loss	—	—	—	—	—	(1,437,000)	—	—	(1,437,000)
Balance as of October 31, 2023	100,000	$114,034,000	43,268,782	$4,327,000	$638,652,000	$235,676,000	15,033,317	$(441,849,000)	$436,806,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended October 31,

	2023	2022
Cash flows from operating activities:
Net loss	$(1,437,000)	(11,096,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	3,022,000	2,798,000
Amortization of intangible assets with finite lives	5,289,000	5,349,000
Amortization of stock-based compensation	2,645,000	904,000
Amortization of cost to fulfill assets	240,000	240,000
CEO transition costs related to equity-classified stock-based awards	—	3,764,000
Amortization of deferred financing costs	594,000	203,000
Changes in other liabilities	(1,033,000)	(1,033,000)
Loss on disposal of property, plant and equipment	6,000	71,000
Provision for allowance for doubtful accounts	143,000	242,000
Provision for excess and obsolete inventory	78,000	847,000
Deferred income tax expense (benefit)	1,114,000	(1,217,000)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(26,269,000)	(5,318,000)
Inventories	2,656,000	(4,278,000)
Prepaid expenses and other current assets	997,000	1,581,000
Other assets	2,802,000	(714,000)
Accounts payable	5,100,000	(1,555,000)
Accrued expenses and other current liabilities	(6,538,000)	5,256,000
Contract liabilities	(685,000)	(3,048,000)
Other liabilities, non-current	145,000	(61,000)
Interest payable	58,000	78,000
Income taxes payable	(3,472,000)	790,000
Net cash used in operating activities	(14,545,000)	(6,197,000)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,216,000)	(7,221,000)
Net cash used in investing activities	(3,216,000)	(7,221,000)
Cash flows from financing activities:
Net borrowings of long-term debt under Revolving Loan Facility	19,600,000	18,700,000
Repayment of debt under Term Loan	(625,000)	—
Cash dividends paid on common stock	(111,000)	(3,092,000)
Payment of deferred financing costs	(308,000)	—
Remittance of employees’ statutory tax withholding for stock awards	(1,682,000)	(2,332,000)
Proceeds from issuance of employee stock purchase plan shares	94,000	119,000
Payment of shelf registration costs	—	(101,000)
Repayment of principal amounts under finance lease liabilities	—	(2,000)
Net cash provided by financing activities	16,968,000	13,292,000
Net decrease in cash and cash equivalents, including cash classified within assets of disposal group held for sale	(793,000)	(126,000)
Less: net increase in cash classified within assets of disposal group held for sale	(52,000)	—
Net decrease in cash and cash equivalents	(845,000)	(126,000)
Cash and cash equivalents at beginning of period	18,961,000	21,654,000
Cash and cash equivalents at end of period	$18,116,000	21,528,000
(Continued)

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three months ended October 31,

	2023	2022
Supplemental cash flow disclosures:
Cash paid (received) during the period for:
Interest	$4,278,000	1,947,000
Income taxes, net	$1,019,000	(181,000)

Non-cash investing and financing activities:
Accrued additions to property, plant and equipment	$1,154,000	1,818,000

Adjustment to reflect redemption value of convertible preferred stock	$1,823,000	1,710,000

Accrued deferred financing costs	$444,000	—

Accrued remittance of employees' statutory tax withholdings	$526,000	—

Cash dividends declared on common stock but unpaid (including accrual of dividend equivalents)	$(23,000)	2,975,000

Reclassification of finance lease right-of-use assets to property, plant and equipment	$—	12,000
See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     General

The accompanying condensed consolidated financial statements of Comtech Telecommunications Corp. and its subsidiaries ("Comtech," "we," "us," or "our") as of and for the three months ended October 31, 2023 and 2022 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Our condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements, filed with the Securities and Exchange Commission ("SEC"), for the fiscal year ended July 31, 2023 and the notes thereto contained in our Annual Report on Form 10-K, and all of our other filings with the SEC.

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation one year after the date these unaudited condensed consolidated financial statements are issued and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business.

Pursuant to the requirements of ASC Topic 205-40, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern," we are required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. This evaluation does not take into consideration the potential mitigating effect of our plans that have not been fully implemented or are not within our control as of the date the unaudited condensed consolidated financial statements are issued. When substantial doubt exists, we evaluate whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of our plans, however, is only considered if both (i) it is probable that the plans will be effectively implemented within one year after the date that the unaudited condensed consolidated financial statements are issued, and (ii) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued.

As of the date these financial statements were issued (the "issuance date"), we evaluated whether the following adverse conditions or events, considered in the aggregate, raise substantial doubt about the Company's ability to continue as a going concern over the next twelve months beyond the issuance date.

Over the past three fiscal years, we incurred operating losses of $14,660,000, $33,752,000, and $68,298,000 in fiscal 2023, 2022 and 2021, respectively. More recently, we recognized operating income of $2,086,000 in the three months ended October 31, 2023. In addition, over the past three fiscal years, net cash used in operating activities was $4,433,000 and $40,638,000 in fiscal 2023 and 2021, respectively, and net cash provided by operating activities was $1,997,000 in fiscal 2022. More recently, net cash used in operating activities was $14,545,000 in the three months ended October 31, 2023.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of October 31, 2023, we were in compliance with all of the restrictive and financial covenants under our Credit Facility (See Note (10) – “Credit Facility” for defined terms). As of October 31, 2023, our Secured Leverage Ratio was 3.53x trailing twelve months ("TTM") Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of October 31, 2023 was 3.37x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA. Our Minimum Liquidity was $29,240,000 compared to the Minimum Liquidity requirement of $25,000,000. However, over the next twelve months beyond the issuance date, we anticipate we may be unable to remain in compliance with one or more of these financial covenants.

As disclosed in Note (10) – “Credit Facility,” on November 7, 2023, we entered into the Third Amended and Restated Credit Agreement which, effective January 31, 2024, among other things, lowers our borrowing limit under the Revolving Loan Facility from $150,000,000 to $140,000,000 and increases the quarterly Term Loan amortization payment from $1,250,000 to $1,875,000. As of the issuance date, our available sources of liquidity included cash and cash equivalents of approximately $18,000,000. In addition, as of the issuance date, borrowings under our Credit Facility, which has a maturity date of October 31, 2024, aggregated $180,500,000, of which $149,300,000 and $31,200,000 related to the Revolving Loan Facility and Term Loan, respectively. Accordingly, as of the issuance date, there was no additional borrowing capacity under the Revolving Loan Facility.

Our ability to meet our current obligations as they come due may be impacted by our ability to remain compliant with the financial covenants under the Credit Facility or to obtain waivers or amendments that impact the related financial covenants. If we are unable to satisfy certain covenants and not able to obtain waivers or amendments, such event would constitute an Event of Default and could cause an immediate acceleration and repayment of all outstanding principal, interest and fees due under the Credit Facility. If there is an Event of Default, there can be no assurances that we will be able to continue as a going concern, which could force us to delay, reduce or discontinue certain aspects of our business strategy. Additionally, our ability to meet future anticipated liquidity needs will largely depend on our ability to generate positive cash inflows from operations, as well as refinance our Credit Facility, and/or secure other sources of outside capital.

Based on our current business plans, including projected capital expenditures, we do not believe our current level of cash and cash equivalents, or liquidity expected to be generated from future cash flows will be sufficient to fund our operations over the next twelve months beyond the issuance date and repay the outstanding borrowings scheduled to mature under the Credit Facility on or before October 31, 2024. In anticipation of this maturity, we engaged with third party financial advisors to assist us in our discussions and negotiations with our existing lenders and holders of Convertible Preferred Stock to extend or refinance the Credit Facility and/or amend or restructure our Convertible Preferred Stock, as well as seeking other sources of credit or outside capital. If we are unable to obtain sufficient, timely financial resources or outside capital, our business, financial condition and results of operations could be materially and adversely affected. Our ability to generate cash in the future or have sufficient access to credit from financial institutions and/or financing from public and/or private debt and equity markets on acceptable terms, or at all, (i) is subject to (a) general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control and (b) a majority vote consent right of the Holders of the Convertible Preferred Stock (as discussed further in Note (17) – "Convertible Preferred Stock"), and (ii) could (x) dilute the ownership interest of our stockholders, (y) include terms that adversely affect the rights of our common stockholders, or (z) restrict our ability to take specific actions such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. Also, our transition to sustained profitability is dependent upon the successful completion of our ongoing One Comtech transformation and integration of individual businesses into two segments and related restructuring activities to optimize our cost structure.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In addition to our plan to refinance the Credit Facility and/or secure new sources of credit or outside capital, our plans also include, among other things:

•implementing certain cost savings and restructuring activities to reduce cash used in operations, as discussed further in Note (20) – “Cost Reduction;”
•pursuing initiatives to reduce investments in working capital, namely accounts receivable and inventory;
•improving process disciplines to attain and maintain profitable operations by entering into more favorable sales or service contracts;
•reevaluating our business plans to identify opportunities to further reduce capital expenditures;
•seeking opportunities to improve liquidity through any combination of debt and or equity financing (including possibly restructuring our existing Convertible Preferred Stock); and
•seeking other strategic transactions and or measures including, but not limited to, the potential sale or divestiture of assets.

While we believe the implementation of some or all of the elements of our plans over the next twelve months beyond the issuance date will be successful, these plans are not all solely within management’s control and, as such, we can provide no assurance our plans are probable of being effectively implemented as of the issuance date. Therefore, these adverse conditions and events described above raise substantial doubt about the Company’s ability to continue as a going concern as of the issuance date. We prepared these unaudited condensed consolidated financial statements on a going concern basis, assuming our financial resources will be sufficient to meet our capital needs over the next twelve months and did not include any adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation for the next twelve months.

CEO Transition Costs & Related

On August 9, 2022, our Board of Directors appointed our Chairman of the Board, Ken Peterman, as President and Chief Executive Officer ("CEO"). Transition costs related to our former President and CEO, Michael D. Porcelain, pursuant to his separation agreement with the Company, were $7,424,000, of which $3,764,000 related to the acceleration of unamortized stock based compensation, with the remaining $3,660,000 related to his severance payments and benefits upon termination of employment. The cash portion of the transition costs of $3,660,000 was paid to Mr. Porcelain in October 2022. Also, in connection with Mr. Peterman entering into an employment agreement with the Company, effective as of August 9, 2022, we incurred a $1,000,000 expense related to a cash sign-on bonus, which was paid to Mr. Peterman in January 2023. CEO transition costs related to Mr. Porcelain and Mr. Peterman were expensed in our Unallocated segment during the first quarter of fiscal 2023. There were no similar costs incurred in the first quarter of fiscal 2024.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(2)     Business Divestiture

On November 7, 2023, we completed the divestiture of our solid-state RF microwave high power amplifiers and control components ("Power Systems Technology") product line, which was included in our Satellite and Space Communications segment, pursuant to a stock sale agreement entered into on October 11, 2023 (the "PST Sale"). The preliminary sales price for this divestiture was $35,700,000 in cash (including adjustments for estimated closing date net working capital and cash on hand), plus contingent consideration of up to $5,000,000 based on the achievement of a revenue target or the receipt of an anticipated contract award as specified in the stock sale agreement. The sales price is subject to adjustment based on the final closing date net working capital of the divested business. We received cash proceeds of $32,500,000 at closing, net of $2,200,000 of transaction costs and $1,000,000 held in escrow until finalization of closing date net working capital.

During the three months ended October 31, 2023, we determined the criteria to be classified as held for sale were met with respect to the Power Systems Technology product line ("PST disposal group") and classified the assets and liabilities of the PST disposal group as held for sale as of October 31, 2023. The carrying amount of the major classes of assets and liabilities classified as held for sale as of October 31, 2023 are as follows:

October 31, 2023
Cash and cash equivalents	$52,000
Accounts receivable, net	4,220,000
Inventories, net	17,671,000
Prepaid expenses and other current assets	161,000
Property, plant and equipment, net	2,789,000
Operating lease right-of-use assets, net	5,379,000
Goodwill	14,587,000
Other assets, net	35,000
Total assets of disposal group held for sale	$44,894,000

Accounts payable	$3,160,000
Accrued expenses and other current liabilities	1,753,000
Operating lease liabilities, current	545,000
Contract liabilities	656,000
Operating lease liabilities, non-current	4,894,000
Deferred tax liability, net	(451,000)
Total liabilities of disposal group held for sale	$10,557,000

(3)     Adoption of Accounting Standards and Updates

We are required to prepare our condensed consolidated financial statements in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") which is the source for all authoritative U.S. generally accepted accounting principles, which are commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs"). ASUs issued, but not effective until after October 31, 2023, are not expected to have a material impact on our condensed consolidated financial statements or disclosures.

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

	Three months ended October 31,
	2023	2022
United States
U.S. government	35.3%	32.1%
Domestic	40.2%	46.7%
Total United States	75.5%	78.8%

International	24.5%	21.2%
Total	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. For the three months ended October 31, 2023, except for the U.S. government, there were no customers that represented more than 10.0% of consolidated net sales. For the three months ended October 31, 2022, included in domestic sales are sales to Verizon Communications Inc. ("Verizon"), which accounted for 12.5% of consolidated net sales. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10.0% of consolidated net sales for the three months ended October 31, 2023 and 2022.

The following tables summarize our disaggregation of revenue consistent with information reviewed by our Chief Operating Decision Maker ("CODM") for the three months ended October 31, 2023 and 2022. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors which impact our business:

	Three months ended October 31, 2023
	Satellite and Space Communications	Terrestrial and Wireless Networks	Total
Geographical region and customer type
U.S. government	$53,006,000	596,000	$53,602,000
Domestic	15,952,000	45,190,000	61,142,000
Total United States	68,958,000	45,786,000	114,744,000

International	33,430,000	3,737,000	37,167,000
Total	$102,388,000	49,523,000	$151,911,000
Contract type
Firm fixed-price	$85,408,000	49,523,000	$134,931,000
Cost reimbursable	16,980,000	—	16,980,000
Total	$102,388,000	49,523,000	$151,911,000
Transfer of control
Point in time	$45,741,000	647,000	$46,388,000
Over time	56,647,000	48,876,000	105,523,000
Total	$102,388,000	49,523,000	$151,911,000

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

The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on our Condensed Consolidated Balance Sheet. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. For certain contracts with provisions that are intended to protect customers in the event we do not satisfy our performance obligations, billings occur subsequent to revenue recognition, resulting in unbilled receivables. Under ASC 606, unbilled receivables constitute contract assets. There were no material impairment losses recognized on contract assets during the three months ended October 31, 2023 and 2022, respectively. On large long-term contracts, and for contracts with international customers that do not do business with us regularly, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to-date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract. Under the typical payment terms for our contracts accounted for at a point in time, costs are accumulated in inventory until the time of billing, which generally coincides with revenue recognition. Of the current contract liability balance of $66,351,000 at July 31, 2023 and $64,601,000 at July 31, 2022, $20,737,000 and $21,628,000 was recognized as revenue during the three months ended October 31, 2023 and 2022, respectively.

We recognize the incremental costs to obtain or fulfill a contract as an expense when incurred if the amortization period of the asset is one year or less; otherwise, such costs are capitalized and amortized over the estimated life of the contract. During the three months ended October 31, 2023 and 2022, incremental costs to obtain or fulfill contracts with an amortization period greater than one year were not material.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under indefinite delivery / indefinite quantity ("IDIQ") contracts. As of October 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $695,867,000 (which represents the amount of our consolidated funded backlog). We estimate that a substantial portion of our remaining performance obligations at October 31, 2023 will be completed and recognized as revenue during the next twenty-four month period, with the rest thereafter. During the three months ended October 31, 2023, revenue recognized from performance obligations satisfied, or partially satisfied, in previous periods (for example due to changes in the transaction price) was not material.

(5)    Fair Value Measurements and Financial Instruments

Using the fair value hierarchy described in FASB ASC 820 "Fair Value Measurements and Disclosures," we valued our cash and cash equivalents using Level 1 inputs that were based on quoted market prices. We believe that the carrying amounts of our other current financial assets (such as accounts receivable) and other current liabilities (including accounts payable, accrued expenses and the current portion of long-term debt) approximate their fair values due to their short-term maturities.

The fair value of the non-current portion of our credit facility approximates its carrying amount due to its variable interest rate and pricing grid that is dependent upon our leverage ratio as of the end of each fiscal quarter. See Note (10) - "Credit Facility" for more information.

As of October 31, 2023 and July 31, 2023, other than the cash and cash equivalents discussed above, we had no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

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

There were no repurchases of our common stock during the three months ended October 31, 2023 and 2022. See Note (18) - "Stockholders’ Equity" for more information.

Weighted average stock options, RSUs and restricted stock outstanding of 1,168,000 and 1,169,000 shares for the three months ended October 31, 2023 and 2022, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. Our EPS calculations exclude 680,000 and 383,000 weighted average performance shares outstanding for the three months ended October 31, 2023 and 2022, respectively, as the performance conditions have not yet been satisfied. However, the numerator for EPS calculations for each respective period is reduced by the compensation expense related to these awards.

Weighted average common shares of 162,000 and 324,000 related to our acquisition of UHP in March 2021 were not included in our diluted EPS calculation for the three months ended October 31, 2023 and 2022, respectively, because their effect would have been anti-dilutive.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Weighted average common shares of 4,757,000 and 4,460,000 underlying the assumed conversion of Convertible Preferred Stock, on an if-converted basis, were not included in our diluted EPS calculation for the three months ended October 31, 2023 and 2022, respectively, because their effect would have been anti-dilutive. As a result, the numerator for our basic and diluted EPS calculation for the three months ended October 31, 2023 and 2022 is the respective net loss attributable to common stockholders.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended October 31,
	2023	2022
Numerator:
Net loss	$(1,437,000)	(11,096,000)
Dividend on convertible preferred stock	(1,823,000)	(1,710,000)
Net loss attributable to common stockholders	$(3,260,000)	(12,806,000)

Denominator:
Denominator for basic and diluted calculation	28,745,000	27,830,000

As discussed further in Note (17) - "Convertible Preferred Stock," the Convertible Preferred Stock issued in October 2021 represents a "participating security" as defined in ASC 260. As a result, our EPS calculations for the three months ended October 31, 2023 and 2022 were based on the two-class method. Given the net loss attributable to common stockholders for the three months ended October 31, 2023 and 2022, there was no impact of applying the two-class method to our reported basic or diluted earnings per common share.

(7)     Accounts Receivable

Accounts receivable consist of the following at:

	October 31, 2023	July 31, 2023
Receivables from commercial and international customers	$53,001,000	52,438,000
Unbilled receivables from commercial and international customers	68,474,000	54,469,000
Receivables from the U.S. government and its agencies	19,269,000	31,149,000
Unbilled receivables from the U.S. government and its agencies	46,239,000	27,192,000
Total accounts receivable	186,983,000	165,248,000
Less allowance for doubtful accounts	1,918,000	2,089,000
Accounts receivable, net	$185,065,000	163,159,000

Unbilled receivables as of October 31, 2023 relate to contracts-in-progress for which revenue has been recognized, but for which we have not yet earned the right to bill the customer for work performed to-date. Under ASC 606, unbilled receivables constitute contract assets. Management estimates that a substantial portion of the amounts not yet billed at October 31, 2023 will be billed and collected within one year. Accounts receivable in the table above excludes $2,993,000 of long-term unbilled receivables presented within "Other assets, net" in the consolidated balance sheet as of July 31, 2023.

As of October 31, 2023, except for the U.S. government (and its agencies), which represented 35.0% of total accounts receivable, there were no other customers which accounted for greater than 10% of total accounts receivable.

As of July 31, 2023, except for the U.S. government (and its agencies) and AT&T, which represented 35.3% and 11.0% of total accounts receivable, respectively, there were no other customers which accounted for greater than 10% of total accounts receivable.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(8)     Inventories

Inventories consist of the following at:

	October 31, 2023	July 31, 2023
Raw materials and components	$75,591,000	87,139,000
Work-in-process and finished goods	26,749,000	43,365,000
Total inventories	102,340,000	130,504,000
Less reserve for excess and obsolete inventories	16,900,000	24,659,000
Inventories, net	$85,440,000	105,845,000

As of October 31, 2023 and July 31, 2023, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $4,575,000 and $5,911,000, respectively, and the amount of inventory related to contracts from third-party commercial customers who outsource their manufacturing to us was $2,707,000 and $3,277,000, respectively.

(9)     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	October 31, 2023	July 31, 2023
Accrued wages and benefits	$18,804,000	21,994,000
Accrued contract costs	11,182,000	19,041,000
Accrued warranty obligations	9,250,000	8,285,000
Accrued commissions and royalties	4,539,000	4,659,000
Accrued legal costs	794,000	688,000
Other	13,108,000	12,323,000
Accrued expenses and other current liabilities	$57,677,000	66,990,000

Accrued contract costs represent direct and indirect costs on contracts as well as estimates of amounts owed for invoices not yet received from vendors or reflected in accounts payable.

Accrued warranty obligations as of October 31, 2023 relate to estimated liabilities for assurance type warranty coverage that we provide to our customers. We generally provide warranty coverage for some of our products for a period of at least one year from the date of delivery. We record a liability for estimated warranty expense based on historical claims, product failure rates, consideration of contractual obligations, future costs to resolve software issues and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Changes in our accrued warranty obligations during the three months ended October 31, 2023 and 2022 were as follows:

	Three months ended October 31,
	2023	2022
Balance at beginning of period	$8,285,000	9,420,000
Provision for (benefit from) warranty obligations	1,694,000	409,000
Charges incurred	(311,000)	(435,000)
Reclassification to liabilities of disposal group held for sale (1)	(418,000)	—
Balance at end of period	$9,250,000	9,394,000
(1) Represents the reclassification of accrued warranty to liabilities held for sale due to an agreement to sell the PST disposal group. See Note (2) - "Business Divestiture" for additional information.

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

As of October 31, 2023, the amount outstanding under our Credit Facility was as follows:

	October 31, 2023	July 31, 2023
Term Loan	$47,500,000	$48,125,000
Less unamortized deferred financing costs related to Term Loan	497,000	621,000
Term Loan, net	47,003,000	47,504,000
Revolving Loan Facility	136,500,000	116,900,000
Amount outstanding under Credit Facility, net	$183,503,000	$164,404,000
Less current portion of long-term debt	183,503,000	4,375,000
Non-current portion of long-term debt	$—	$160,029,000

At October 31, 2023, we had $604,000 of standby letters of credit outstanding under our Credit Facility related to guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During the three months ended October 31, 2023, we had outstanding balances under the Credit Facility ranging from $165,025,000 to $184,625,000.

As of October 31, 2023, total net deferred financing costs related to the Credit Facility were $2,376,000 and are being amortized over the term of our Credit Facility through the Maturity Date.

Interest expense related to our Credit Facility, including amortization of deferred financing costs, recorded during the three months ended October 31, 2023 and 2022 was $4,910,000 and $2,240,000, respectively. Our blended interest rate approximated 10.54% and 5.85%, respectively, for the three months ended October 31, 2023 and 2022.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Credit Facility contains customary representations, warranties and affirmative covenants. The Credit Facility also contains customary conditions to drawing the Revolving Loan Facility and customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, including the disposition of assets by any Loan Party to any Subsidiary that is not a Subsidiary Loan Party, (vi) restricted payments, including stockholder dividends, (vii) distributions, including the repayment of subordinated intercompany and third party indebtedness, and (viii) certain other restrictive agreements. The Credit Facility also contains certain financial covenants and customary events of default (subject to grace periods, as appropriate), such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe the negative covenants and other covenants related to the operation of our business. In addition, under certain circumstances, we may be required to enter into amendments to the Credit Facility in connection with any further syndication of the Credit Facility.

The Credit Facility provides for, among other things: (i) scheduled payments of principal under the Term Loan totaling $2,500,000 in the first year after closing (of which $2,500,000 was paid through October 31, 2023), and $5,000,000 in the second year after closing, with the remaining balance of the Term Loan due upon maturity; (ii) a maximum Leverage Ratio of 3.75x TTM Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") at the fiscal quarter ended October 31, 2023, stepping down to 3.50x at the fiscal quarter ending January 31, 2024 and thereafter; (iii) a Minimum Interest Coverage Ratio of 3.25x TTM Adjusted EBITDA; and (iv) Minimum Liquidity of $25,000,000.

As of October 31, 2023, our Secured Leverage Ratio was 3.53x TTM Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of October 31, 2023 was 3.37x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA. Our Minimum Liquidity was $29,240,000 compared to the Minimum Liquidity requirement of $25,000,000.

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

The Credit Facility Maturity Date is one year out from the balance sheet date and, because as of such date we have not entered into an agreement to extend the Maturity Date or refinance our existing Credit Facility, the outstanding amount is classified as a current liability on the balance sheet as of October 31, 2023. In anticipation of the upcoming Maturity Date, we engaged third-party financial advisors to assist us with the refinancing of our existing Credit Facility and/or amending or restructuring our Convertible Preferred Stock, seeking other sources of credit or outside capital and evaluating other capital structure-related alternatives.

Subsequent Event
On November 7, 2023, we entered into a Third Amended and Restated Credit Agreement (also referred to herein as the “Amended Credit Facility”) with our existing lenders. The amendment was entered into in connection with the PST Sale.

The Amended Credit Facility provides a senior secured loan facility of up to $200,000,000 consisting of: (i) a revolving loan facility (“Revolving Loan Facility”) with a borrowing limit of $150,000,000, including a $20,000,000 letter of credit sublimit; (ii) a $50,000,000 term loan A (“Term Loan”) which had an outstanding balance of $47,500,000 at October 31, 2023. The Amended Credit Facility provided a modification of prepayment terms to allow 50% of the net proceeds from the PST Sale to prepay the Term Loan.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Amended Credit Facility provides the following additional updates effective January 31, 2024, among others: (i) our borrowing limit under the Revolving Loan Facility reduces to $140,000,000 from $150,000,000 and reduces by an additional $5,000,000 each quarter, thereafter; (ii) the Term Loan amortization increases from $1,250,000 to $1,875,000; (iii) the accordion feature is eliminated; (iv) the swingline loan is reduced to $0; and (v) the Applicable Rate increases 0.25%. There are no changes to the financial covenants discussed above.

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

Certain of our facility lease agreements (which are classified as operating leases) contain rent holidays or rent escalation clauses. For rent holidays and rent escalation clauses during the lease term, we record rental expense on a straight-line basis over the term of the lease. As of October 31, 2023, none of our leases contained a residual value guarantee and covenants included in our lease agreements are customary for the types of facilities and equipment being leased.

The components of lease expense are as follows:

	Three months ended October 31,
	2023	2022
Finance lease expense:
Amortization of ROU assets	$—	3,000
Operating lease expense	2,258,000	2,837,000
Short-term lease expense	108,000	101,000
Variable lease expense	1,029,000	1,087,000
Sublease income	(17,000)	(17,000)
Total lease expense	$3,378,000	4,011,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additional information related to leases is as follows:

	Three months ended October 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases - Operating cash outflows	$2,319,000	$2,906,000
Finance leases - Financing cash outflows	—	3,000
ROU assets obtained in the exchange for lease liabilities (non-cash):
Operating leases	$20,000	$2,573,000

The following table is a reconciliation of future cash flows relating to operating lease liabilities presented on our Condensed Consolidated Balance Sheet as of October 31, 2023:

Remainder of fiscal 2024	$6,571,000
Fiscal 2025	8,089,000
Fiscal 2026	6,652,000
Fiscal 2027	4,546,000
Fiscal 2028	3,812,000
Thereafter	18,793,000
Total future undiscounted cash flows	48,463,000
Less: Present value discount	5,668,000
Lease liabilities	$42,795,000

Weighted-average remaining lease terms (in years)	8.08
Weighted-average discount rate	3.49%

We lease our Melville, New York production facility from a partnership controlled by our former CEO. Lease payments made during the three months ended October 31, 2023 and 2022 were $180,000 and $171,000, respectively. The current lease provides for our use of the premises as they exist through December 2031. The annual rent of the facility for calendar year 2024 is $733,000 and is subject to customary adjustments. We have a right of first refusal in the event of a sale of the facility.

As of October 31, 2023, we do not have any material rental commitments that have not already commenced.

(12)     Income Taxes

Our effective tax rate for the three months ended October 31, 2023 was 48.3%, which includes a net discrete tax expense of $2,049,000 primarily related to our decision to sell our Power Systems Technology product line in a taxable transaction and settlement of stock-based awards. Our effective tax rate for the three months ended October 31, 2022 was 5.2%, which includes a net discrete tax benefit of $111,000 primarily related to the deductible portion of CEO transition costs, partially offset by the settlement of stock-based awards.

Excluding discrete items, our effective tax rate for the three months ended October 31, 2023 and 2022 was 122.0% and 19.0%, respectively. The increase in our effective tax rate, excluding discretionary items, is primarily due to changes in expected product and geographic mix.

At October 31, 2023 and July 31, 2023, total unrecognized tax benefits were $9,258,000 and $9,166,000, respectively, including interest of $245,000 and $210,000, respectively. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our consolidated financial statements. We believe it is reasonably possible that the gross unrecognized tax benefits could decrease by as much as $610,000 in the next twelve months due to the expiration of a statute of limitations related to federal, state and foreign tax positions.

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

As of October 31, 2023, the aggregate number of shares of common stock which may be issued, pursuant to the Plan, may not exceed 11,962,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and employee purchases under the ESPP with the issuance of new shares of our common stock.

As of October 31, 2023, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 11,466,709 shares (net of 5,863,266 expired and canceled awards), of which an aggregate of 8,780,323 have been exercised or settled.

As of October 31, 2023, the following stock-based awards, by award type, were outstanding:

October 31, 2023
Stock options	234,260
Performance shares	827,802
RSUs, restricted stock, share units and other stock-based awards	1,624,324
Total	2,686,386

Our ESPP provides for the issuance of up to 1,300,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value on the first or last day of each calendar quarter, whichever is lower. Through October 31, 2023, we have cumulatively issued 1,011,305 shares of our common stock to participating employees in connection with our ESPP.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended October 31,
	2023	2022
Cost of sales	$282,000	158,000
Selling, general and administrative expenses	2,176,000	648,000
Research and development expenses	187,000	98,000
Stock-based compensation expense before CEO transition costs	2,645,000	904,000
CEO transition costs related to equity-classified stock-based awards	—	3,764,000
Total stock-based compensation expense before income tax benefit	2,645,000	4,668,000
Estimated income tax benefit	(584,000)	(493,000)
Net stock-based compensation expense	$2,061,000	4,175,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At October 31, 2023, unrecognized stock-based compensation of $13,988,000, net of estimated forfeitures of $803,000, is expected to be recognized over a weighted average period of 2.3 years. Total stock-based compensation capitalized and included in ending inventory at both October 31, 2023 and July 31, 2023 was $198,000. There are no liability-classified stock-based awards outstanding as of October 31, 2023 or July 31, 2023.

Stock-based compensation expense, by award type, is summarized as follows:

	Three months ended October 31,
	2023	2022
Stock options	$19,000	25,000
Performance shares	357,000	74,000
RSUs, restricted stock and share units	2,244,000	774,000
ESPP	25,000	31,000
Stock-based compensation expense before CEO transition costs	2,645,000	904,000
CEO transition costs related to equity-classified stock-based awards	—	3,764,000
Total stock-based compensation expense before income tax benefit	2,645,000	4,668,000
Estimated income tax benefit	(584,000)	(493,000)
Net stock-based compensation expense	$2,061,000	4,175,000

ESPP stock-based compensation expense primarily relates to the 15% discount offered to participants in the ESPP.

The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability on our Condensed Consolidated Balance Sheet as of October 31, 2023 and July 31, 2023. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options

The following table summarizes the Plan’s activity:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2023	240,510	$23.96
Expired/canceled	(6,250)	24.31
Outstanding at October 31, 2023	234,260	$23.95	3.82	$—

Exercisable at October 31, 2023	206,880	$24.75	3.46	$—

Vested and expected to vest at October 31, 2023	233,021	$23.98	3.81	$—

Stock options outstanding as of October 31, 2023 have exercise prices ranging from $17.88 - $33.94, representing the fair market value of our common stock on the date of grant, a contractual term of ten years and a vesting period of five years.

Performance Shares, RSUs, Restricted Stock Share Units and Other Stock-based Awards

The following table summarizes the Plan’s activity relating to performance shares, RSUs, restricted stock, share units and other stock-based awards:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2023	1,876,230	$13.21
Granted	913,908	9.93
Settled	(296,198)	16.03
Canceled/Forfeited	(41,814)	15.80
Outstanding at October 31, 2023	2,452,126	$11.60	$29,916,000

Vested at October 31, 2023	774,430	$12.98	$9,448,000

Vested and expected to vest at October 31, 2023	2,380,255	$11.62	$29,039,000

The total intrinsic value relating to fully-vested awards settled during the three months ended October 31, 2023 and 2022 was $2,656,000 and $2,769,000, respectively.

The performance shares granted to employees principally vest over a three-year performance period, if pre-established performance goals are attained, or as specified pursuant to the Plan and related agreements. As of October 31, 2023, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level, except for our former CEO's, whose achievement was based on maximum performance pursuant to their pre-existing change-in-control agreements.

RSUs and restricted stock granted to non-employee directors prior to August 2022 had a vesting period of five years and are convertible into shares of our common stock generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain circumstances. Commencing in August 2022, such awards have a vesting period of one year. Also, restricted stock granted to our former non-executive Chairman of the Board of Directors, pursuant to his Senior Technology Advisor consulting agreement, vests 1/12th on the date of grant and in eleven equal monthly installments thereafter.

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

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of settlement of the underlying award. During the three months ended October 31, 2023, we reversed $23,000 of previously accrued dividend equivalents due to forfeitures and paid out $114,000. During the three months ended October 31, 2022, we accrued $201,000 of dividend equivalents (net of forfeitures) and paid out $346,000. Accrued dividend equivalents were recorded as a reduction to retained earnings. As of October 31, 2023 and July 31, 2023, accrued dividend equivalents were $554,000 and $691,000, respectively.

With respect to the actual settlement of stock-based awards for income tax reporting, during the three months ended October 31, 2023 and 2022, we recorded an income tax expense of $444,000 and $363,000, respectively.

Subsequent Event

At our Fiscal 2023 Annual Meeting of Stockholders, scheduled to be held on December 14, 2023, our stockholders will be asked to approve the 2023 Equity and Incentive Plan (the “2023 Plan”), which, if approved, will replace the Plan and provide 1,600,000 shares of common stock issuable under the 2023 Plan.

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

Operating segment information, along with a reconciliation of segment net income (loss) and consolidated net income (loss) to Adjusted EBITDA is presented in the tables below:

	Three months ended October 31, 2023
	Satellite and Space Communications	Terrestrial and Wireless Networks	Unallocated	Total
Net sales	$102,388,000	49,523,000	—	$151,911,000
Operating income (loss)	$10,105,000	4,040,000	(12,059,000)	$2,086,000

Net income (loss)	$9,303,000	4,145,000	(14,885,000)	$(1,437,000)
Provision for (benefit from) income taxes	227,000	(300,000)	(1,271,000)	(1,344,000)
Interest expense	872,000	—	4,060,000	4,932,000
Interest (income) and other	(297,000)	195,000	37,000	(65,000)
Amortization of stock-based compensation	—	—	2,645,000	2,645,000
Amortization of intangibles	1,672,000	3,617,000	—	5,289,000
Depreciation	954,000	1,973,000	95,000	3,022,000
Amortization of cost to fulfill assets	240,000	—	—	240,000
Restructuring costs	790,000	7,000	2,919,000	3,716,000
Strategic emerging technology costs	1,370,000	—	—	1,370,000
Adjusted EBITDA	$15,131,000	9,637,000	(6,400,000)	$18,368,000

Purchases of property, plant and equipment	$903,000	1,736,000	577,000	$3,216,000
Total assets at October 31, 2023	$527,343,000	460,088,000	25,112,000	$1,012,543,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended October 31, 2022
	Satellite and Space Communications	Terrestrial and Wireless Networks	Unallocated	Total
Net sales	$80,873,000	50,266,000	—	$131,139,000
Operating income (loss)	$5,016,000	744,000	(15,484,000)	$(9,724,000)

Net income (loss)	$5,815,000	605,000	(17,516,000)	$(11,096,000)
Benefit from income taxes	(222,000)	(165,000)	(221,000)	(608,000)
Interest expense	(2,000)	—	2,237,000	2,235,000
Interest (income) and other	(575,000)	304,000	16,000	(255,000)
Amortization of stock-based compensation	—	—	904,000	904,000
Amortization of intangibles	1,828,000	3,521,000	—	5,349,000
Depreciation	1,020,000	1,737,000	41,000	2,798,000
Amortization of cost to fulfill assets	240,000	—	—	240,000
Restructuring costs	1,056,000	—	269,000	1,325,000
Strategic emerging technology costs	746,000	—	—	746,000
CEO transition costs	—	—	9,090,000	9,090,000
Adjusted EBITDA	$9,906,000	6,002,000	(5,180,000)	$10,728,000

Purchases of property, plant and equipment	$4,435,000	2,542,000	244,000	$7,221,000
Total assets at October 31, 2022	$486,636,000	467,594,000	23,595,000	$977,825,000

Unallocated expenses result from corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs and also includes all of our amortization of stock-based compensation. See Note (1) - "General - CEO Transition Costs & Related" for information related to such costs. During the three months ended October 31, 2023, our Unallocated segment incurred $2,919,000 of restructuring costs focused on streamlining our operations and legal and other divestiture related expenses for the PST Sale. During the three months ended October 31, 2022, our Unallocated segment incurred $269,000 of restructuring costs focused on streamlining our operations.

During the three months ended October 31, 2023 and 2022, our Satellite and Space Communications segment recorded $790,000 and $1,056,000, respectively, of restructuring costs primarily incurred to streamline our operations and improve efficiency, including costs related to the relocation of certain of our satellite ground station production facilities to our new 146,000 square foot facility in Chandler, Arizona. In addition, during the three months ended October 31, 2023 and 2022, we incurred $1,370,000 and $746,000 of strategic emerging technology costs for next-generation satellite technology to advance our solutions offerings to be used with new broadband satellite constellations.

Interest expense in the tables above primarily relates to our Credit Facility, and includes the amortization of deferred financing costs. See Note (10) - "Credit Facility" for further discussion.

Intersegment sales for both the three months ended October 31, 2023 and 2022 between the Satellite and Space Communications segment and the Terrestrial and Wireless Networks segment were nominal. All intersegment sales are eliminated in consolidation and are excluded from the tables above.

Unallocated assets at October 31, 2023 consist principally of cash and cash equivalents, income taxes receivable, corporate property, plant and equipment and deferred financing costs. The large majority of our long-lived assets are located in the U.S.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(15)     Goodwill

The following table represents goodwill by reportable operating segment as of October 31, 2023 and July 31, 2023.

	Satellite and Space Communications	Terrestrial and Wireless Networks	Total
Balance as of July 31, 2023	$173,602,000	174,090,000	$347,692,000
Reclassification to assets of disposal group held for sale (2)	(14,587,000)	—	(14,587,000)
Balance as of October 31, 2023	$159,015,000	174,090,000	$333,105,000
(2) Represents the reclassification of goodwill to assets held for sale due to an agreement to sell the PST disposal group. See Note (2) - "Business Divestiture" for additional information.

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

During the three months ended October 31, 2023, we determined the criteria to be classified as held for sale were met with respect to the PST disposal group. Because the divestiture of the PST disposal group represented the disposal of a portion of the Satellite and Space Communications reporting unit, we assigned $14,587,000 goodwill to the PST disposal group on a relative fair value basis.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For purposes of allocating goodwill to the PST disposal group, we determined the fair value of the PST disposal group based on the consideration received from the sale transaction, and the fair value of the retained businesses of the Satellite and Space Communications reporting unit based on a combination of the income and market approaches. In conjunction with the relative fair value allocation, we tested goodwill assigned to the PST disposal group and goodwill assigned to the retained businesses of the Satellite and Space Communications reporting unit for impairment and concluded that no goodwill impairment existed at the time the held for sale criteria were met.

It is possible that, during the remainder of fiscal 2024 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, or our common stock price could fluctuate.

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

In any event, we are required to perform our next annual goodwill impairment analysis on August 1, 2024 (the start of our fiscal 2025). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

(16)     Intangible Assets

Intangible assets with finite lives are as follows:

	October 31, 2023
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$302,058,000	125,454,000	$176,604,000
Technologies	14.8	114,949,000	81,734,000	33,215,000
Trademarks and other	16.7	32,926,000	22,127,000	10,799,000
Total		$449,933,000	229,315,000	$220,618,000

	July 31, 2023
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$302,058,000	121,786,000	$180,272,000
Technologies	14.8	114,949,000	80,672,000	34,277,000
Trademarks and other	16.7	32,926,000	21,568,000	11,358,000
Total		$449,933,000	224,026,000	$225,907,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the three months ended October 31, 2023 and 2022 was $5,289,000 and $5,349,000, respectively.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The estimated amortization expense consists of the following for the fiscal years ending July 31:

2024	$21,154,000
2025	21,039,000
2026	19,888,000
2027	18,534,000
2028	18,534,000

We review net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. Based on our last assessment, we believe that the carrying values of our net intangible assets were recoverable as of October 31, 2023. However, if business conditions deteriorate, we may be required to record impairment losses, and or increase the amortization of intangibles in the future. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

In accordance with ASC 480, "Distinguishing Liabilities from Equity," specifically ASC 480-10-S99-3A(2), SEC Staff Announcement: Classification and Measurement of Redeemable Securities, we have classified the Convertible Preferred Stock outside of permanent equity as temporary equity since the redemption of such shares is not solely within our control and we could be required by the holder to redeem the shares for cash or other assets, at their option. Upon the Initial Issuance, we recorded the Convertible Preferred Stock, net of issuance costs of $4,007,000 and net of the portion of such proceeds allocated to the convertible preferred stock purchase option liability described above, which resulted in an initial carrying value of the Convertible Preferred Stock less than its initial redemption value of $100,000,000. We have elected to adjust the carrying value of the Convertible Preferred Stock to its current redemption value of $114,034,000, which includes $13,420,000 of cumulative dividends paid in kind and $614,000 of accumulated and unpaid dividends. As such, a total adjustment of $1,823,000 to increase the carrying value of the Convertible Preferred Stock was recorded against retained earnings during the three months ended October 31, 2023.

(18)     Stockholders’ Equity

Shelf Registration
On July 13, 2022, we filed a $200,000,000 shelf registration statement with the SEC for the sale of various types of securities, including debt securities. This shelf registration statement was declared effective by the SEC as of July 25, 2022 and expires on July 25, 2025. As of the date of this Quarterly Report on Form 10-Q, we have not issued any securities pursuant to our $200,000,000 shelf registration statement.

Common Stock Repurchase Program
On September 29, 2020, our Board of Directors authorized a new $100,000,000 stock repurchase program, which replaced our prior program. The new $100,000,000 stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases of our common stock during the three months ended October 31, 2023 or 2022.

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

(20)     Cost Reduction

In fiscal 2023, we transformed and integrated our individual businesses into two segments to improve operational performance. This transformation has provided insight into opportunities to manage costs, streamline operations, improve efficiency, and accelerate decision-making by eliminating management layers and other redundancies. In doing so, during fiscal 2023, we recorded $3,872,000 of severance costs in selling, general and administrative expenses in our Consolidated Statements of Operations, of which $1,989,000, $1,220,000 and $663,000 related to our Satellite and Space Communications, Terrestrial and Wireless Networks and Unallocated segments, respectively. We paid $2,320,000 of severance costs during fiscal 2023 and our severance liability as of July 31, 2023 was $1,552,000. In the first quarter of fiscal 2024 the severance liability was further reduced by net payments of $952,000 resulting in a severance liability of $600,000 as of October 31, 2023.

Index
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains, and oral statements made by our representatives from time to time may contain, forward-looking statements. Forward-looking statements can be identified by words such as: "anticipate," "believe," "continue," "could," "estimate," "expect," "future," "goal," "outlook," "intend," "likely," "may," "plan," "potential," "predict," "project," "seek," "should," "strategy," "target," "will," "would," and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding our future performance and financial condition, plans to address our ability to continue as a going concern, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives of our management to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include, among other things: our ability to access capital and liquidity so that we are able to continue as a going concern; the possibility that the expected synergies and benefits from acquisitions will not be fully realized, or will not be realized within the anticipated time periods; the risk that the acquired businesses will not be integrated successfully; the possibility of disruption from acquisitions or dispositions, making it more difficult to maintain business and operational relationships or retain key personnel; the risk that we will be unsuccessful in implementing our "One Comtech" transformation and integration of individual businesses into two segments; the risk that we will be unsuccessful in implementing a tactical shift in our Satellite and Space Communications segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche products and solutions with higher margins; the nature and timing of our receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements; changing customer demands and or procurement strategies; changes in prevailing economic and political conditions, including as a result of Russia's military incursion into Ukraine and the Israel-Hamas war; changes in the price of oil in global markets; changes in prevailing interest rates and foreign currency exchange rates; risks associated with our legal proceedings, customer claims for indemnification, and other similar matters; risks associated with our obligations under our credit facility and our ability to refinance our credit facility; risks associated with our large contracts; risks associated with supply chain disruptions; and other factors described in this and our other filings with the Securities and Exchange Commission ("SEC").

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

Index
We manage our business through two reportable operating segments:

•Satellite and Space Communications - is organized into three technology areas: satellite modem technologies and amplifier technologies, troposcatter and SATCOM solutions and space components and antennas. This segment offers customers: satellite ground station technologies, services and system integration that facilitate the transmission of voice, video and data over GEO, MEO and LEO satellite constellations, including traveling wave tube power amplifiers, modems, VSAT platforms and frequency converters; satellite communications and tracking antenna systems, including high precision full motion fixed and mobile X/Y tracking antennas, RF feeds, reflectors and radomes; over-the-horizon microwave equipment that can transmit digitized voice, video, and data over distances up to 200 miles using the troposphere and diffraction, including the Comtech COMET™; and procurement and supply chain management of high reliability Electrical, Electronic and Electromechanical ("EEE") parts for satellite, launch vehicle and manned space applications.

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

Revenue Recognition. In accordance with FASB ASC 606 - Revenue from Contracts with Customers ("ASC 606"), we record revenue in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. See "Notes to Condensed Consolidated Financial Statements - Note (4) - Revenue Recognition" for further information.

Impairment of Goodwill and Other Intangible Assets. As of October 31, 2023, total goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $333.1 million (of which $159.0 million relates to our Satellite and Space Communications segment and $174.1 million relates to our Terrestrial and Wireless Networks segment). Additionally, as of October 31, 2023, net intangibles recorded on our Condensed Consolidated Balance Sheet aggregated $220.6 million (of which $63.4 million relates to our Satellite and Space Communications segment and $157.2 million relates to our Terrestrial and Wireless Networks segment). For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, our Satellite and Space Communications and Terrestrial and Wireless Networks segments each constitute a reporting unit and we must make various assumptions in determining their estimated fair values. See "Notes to Condensed Consolidated Financial Statements - Note (15) - Goodwill and Note (16) - Intangible Assets" for further information.

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

On a quarterly basis, we assess the realizability of deferred tax assets, based on all available evidence, including historical taxable income and estimates about future taxable income, and valuation allowances are established, when necessary, to reduce net deferred tax assets to the amount "more likely than not" expected to be realized. If actual outcomes differ materially from these subjective critical estimates, we will adjust these estimates in future periods, which could have a material impact on our results of operations and financial condition.

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

Fiscal 2024: First Quarter Highlights and Business Outlook

Financial highlights for the first quarter of fiscal 2024 include:

•Consolidated net sales were $151.9 million, up 2.1% sequentially from the fourth quarter of fiscal 2023 and up 15.9% from the first quarter of fiscal 2023;

•Gross margin was 31.5%, compared to 32.7% in our fourth quarter of fiscal 2023 and 35.7% in our first quarter of fiscal 2023;

•GAAP operating income of $2.1 million, compared to $1.1 million in our fourth quarter of fiscal 2023 and a GAAP operating loss of $9.7 million in the first quarter of fiscal 2023;

•GAAP net loss attributable to common stockholders was $3.3 million, and included $3.7 million of restructuring costs and $1.4 million of strategic emerging technology costs for next-generation satellite technology;

•GAAP EPS loss of $0.11 and Non-GAAP EPS income of $0.24;

•Adjusted EBITDA (a Non-GAAP financial measure discussed below) of $18.4 million, or 12.1% of consolidated net sales, comparable to the $18.9 million, or 12.7% of consolidated net sales for the fourth quarter of fiscal 2023, and an increase from the $10.7 million, or 8.2% of consolidated net sales for the first quarter of fiscal 2023;

•New bookings (also referred to as orders) of $185.6 million, representing a quarterly book-to-bill ratio of 1.22x (a measure defined as bookings divided by net sales) and the highest level of quarterly bookings looking back over the past five fiscal quarters;

•Backlog of $695.9 million as of October 31, 2023, compared to $662.2 million as of July 31, 2023 and $668.2 million as of October 31, 2022;

•Revenue visibility of approximately $1.7 billion, an increase from the $1.1 billion as of July 31, 2023. The $1.7 billion includes the $544.0 million U.S. Army Global Field Service Representative (“GFSR”) contract and $48.6 million U.S. Army Enterprise Digital Intermediate Frequency Multi-Carrier (“EDIM”) modem contract awarded to us in September 2023. We measure this revenue visibility as the sum of our $695.9 million of funded backlog, plus the total unfunded value of certain multi-year contracts that we have received and from which we expect future orders; and

•Cash flows used in operating activities of $14.5 million.

Non-GAAP financial measures discussed above are reconciled to the most directly comparable GAAP financial measures in the table included in the below section “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended October 31, 2023 and 2022.”

Fiscal 2023 marked a year of tremendous change and accomplishments for our organization. Led by a new management team and refreshed Board of Directors, as we entered fiscal 2024, we continued to implement many important lean initiatives and process improvement activities anticipated to drive sustainable, profitable growth in our business. Several of these actions have already contributed to our improved financial performance, affording us the opportunity to report our second fiscal quarter of positive GAAP operating income since fiscal 2021. We are greatly encouraged by the progress we have made through our One Comtech transformation, which gives us the confidence to expect, subject to the risks highlighted in this Form 10-Q and our other filings with the SEC, that our Business Outlook for Fiscal 2024 will be even better than fiscal 2023. We base our enthusiasm about our future, in part, on our people as well as our recent large strategic contract wins, that serve to validate and reinforce our technology leadership positions in multiple growing end markets. Taken together, we believe these significant, strategic contracts demonstrate our ability to outperform in every facet of our business. For example:

Index

In September 2023, we were awarded a large, multi-year GFSR contract by the U.S. Army. This contract has a total potential value of $544.0 million and is expected to contribute significantly to our net sales in the second half of our fiscal 2024. Through this program, our Satellite and Space Communications segment will provide ongoing communications and IT infrastructure support for the U.S. Army, Air Force, Navy, Marine Corps and NATO, enabling U.S. and coalition forces to maintain robust, resilient and secure connectivity for global all-domain operations. Foundational to this success: Comtech’s professional engineering services and extensive portfolio of resilient, blended, smart-enabled technologies.

Also, in September 2023, our Satellite and Space Communications segment was honored to win a highly competitive $48.6 million contract to deliver next-generation EDIM modems for the U.S. Army's satellite communications ("SATCOM") digitization and modernization programs. The advanced, software defined EDIM modem is intended to: support multiple satellite providers; become one of the primary modems used for U.S. military SATCOM, eventually replacing the Enhanced Bandwidth Efficient Modem ("EBEM"); and provide the U.S. Army, Navy and Air Force with a digitized, hybrid satellite network architecture. The EDIM modem would allow SATCOM users to easily roam across orbital regimes, blend capabilities from traditionally disparate networks and maintain assured, resilient connectivity in the most demanding of environments.

In October 2023, our Satellite and Space Communications segment was also awarded an order in excess of $20.0 million from our UK-based partners, Spectra Group. The order will allow Spectra Group, the appointed regional distributor of our Compact Over-the-Horizon Transportable Terminal ("COMET"), to service multiple orders already received, and several expected follow-on orders from undisclosed customers in the NATO and European regions. The COMET is designed to be easily integrated with other Department of Defense ("DoD") and coalition tactical, mobile, and fixed communications systems to provide resilient, secure beyond-line-of-sight ("BLOS") capabilities in some of the world’s most challenging environments. Each COMET is an end-to-end, rapidly deployable BLOS system that utilizes a single fully integrated Troposcatter hub, which includes the company’s CS67PLUS Troposcatter radio. The CS67PLUS is also embedded across each of Comtech’s next generation Family of Systems ("FoS").

Finally, in October 2023, our Terrestrial and Wireless Networks segment extended enhanced 911 call routing services, valued in excess of $30.0 million, for one of the largest wireless carriers in the United States. We believe Comtech's position as a trusted leader in 911 and public safety positions us increasingly well when it comes to delivering similarly sophisticated solutions for 988 emergencies.

In addition to optimizing our cost structure, securing key contract wins and expanding our pipeline of opportunities, we have also been busy addressing strategic questions about the composition of our business and the strength of our balance sheet. Following a careful review of our current business and product lines, considering the kind of software and solutions-based enterprise our customers need us to be in the future, we saw an opportunity to divest our solid-state RF microwave high power amplifiers and control components ("Power Systems Technology") product line. We completed this divestiture on November 7, 2023. We are also simultaneously addressing the need to refinance our Credit Facility, which expires in October 2024. In connection with these ongoing initiatives, we are in discussions with various potential sources of capital, including our existing preferred shareholders, regarding alternative investment structures.

As we enter the second quarter of fiscal 2024, business conditions continue to be challenging, and the operating environment is largely unpredictable, including factors such as inflation, rising interest rates, the repercussions of the military conflicts in Russia and Ukraine and the Middle East, and a potential global recession. Order and production delays, disruptions in component availability, increased pricing both for labor and parts, lower levels of factory utilization and higher logistics and operational costs have or could impact our business.

Nevertheless, despite these business conditions and resulting challenges and although we anticipate some variability from time to time as we move through our One Comtech transformational change, for our second quarter of fiscal 2024, subject to the risks highlighted in this Form 10-Q and other filings with the SEC, we are targeting consolidated net sales to increase approximately 1.0% to 3.0% and for our consolidated Adjusted EBITDA margin to range between 11.0% and 13.0%.
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

Index
As discussed in "Notes to Condensed Consolidated Financial Statements – Note (1) – General," and below under the heading “Liquidity and Capital Resources,” we have evaluated whether there are any conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern over the next twelve months. Based on our current business plans, including projected capital expenditures, we do not believe our current level of cash and cash equivalents or liquidity expected to be generated from future cash flows will be sufficient to fund our operations over the next twelve months and repay current obligations under the Credit Facility, raising substantial doubt about the Company's ability to continue as a going concern as of the date of this Quarterly Report on Form 10-Q. We are actively pursuing strategies to mitigate these conditions and events and alleviate such substantial doubt about our ability to continue as a going concern. For more information, please see "Notes to Condensed Consolidated Financial Statements – Note (1) – General.”

Additional information related to our Business Outlook for fiscal 2024 and a definition and explanation of Adjusted EBITDA is included in the below section "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended October 31, 2023 and 2022."

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2023 AND 2022

Net Sales. Consolidated net sales were $151.9 million and $131.1 million for the three months ended October 31, 2023 and 2022, respectively, representing an increase of $20.8 million, or 15.9%. The period-over-period increase in consolidated net sales primarily reflects significantly higher net sales in our Satellite and Space Communications segment, as further discussed below.

Satellite and Space Communications
Net sales in our Satellite and Space Communications segment were $102.4 million for the three months ended October 31, 2023 as compared to $80.9 million for the three months ended October 31, 2022, an increase of $21.5 million or 26.6%. Related segment net sales for the three months ended October 31, 2023 primarily reflect significantly higher net sales of our troposcatter and SATCOM solutions to U.S. government customers (including progress toward delivering next-generation troposcatter terminals to the U.S. Marine Corps and VSAT equipment for the U.S. Army), and sales of high power amplifiers and switches, X/Y antennas and satellite ground station technologies. Net sales in the comparable period of the prior year included sales related to an FMS contract awarded to us for beyond line-of-sight communications terminals and upgrades to the Ukrainian government’s existing systems. Our Satellite and Space Communications segment represented 67.4% of consolidated net sales for the three months ended October 31, 2023 as compared to 61.7% for the three months ended October 31, 2022. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the three months ended October 31, 2023 was 1.34x.

Bookings, sales and profitability in our Satellite and Space Communications segment can fluctuate substantially from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by our U.S. and international government customers. Also, net sales in future periods will no longer include our Power Systems Technology product line due to the divestiture of this product line on November 7, 2023. Period-to-period fluctuations in bookings are normal for this segment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Terrestrial and Wireless Networks
Net sales in our Terrestrial and Wireless Networks segment were $49.5 million for the three months ended October 31, 2023, as compared to $50.3 million for the three months ended October 31, 2022, a decrease of $0.8 million, or 1.6%. Related segment net sales for the three months ended October 31, 2023 primarily reflect lower net sales in our location platforms and call routing product lines partially offset by higher net sales in our NG-911 solutions and services business. The lower net sales in the more recent period reflects the timing of rollout of 5G technologies and services by our major wireless carrier customers as well as longer testing and acceptance cycles resulting from the introduction of new technologies into carrier environments. In addition, net sales in the more recent period also reflect a transition in some of our call handling solutions customers to our hosted models. Our Terrestrial and Wireless Networks segment represented 32.6% of consolidated net sales for the three months ended October 31, 2023 as compared to 38.3% for the three months ended October 31, 2022. Our book-to-bill ratio in this segment for the three months ended October 31, 2023 was 0.98x.

Bookings, sales and profitability in our Terrestrial and Wireless Networks segment can fluctuate from period-to-period due to many factors, including changes in the general business environment. Period-to-period fluctuations in bookings are normal for this segment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Index
Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the three months ended October 31, 2023 and 2022 are as follows:

	Three months ended October 31,
	2023	2022	2023	2022	2023	2022
	Satellite and Space Communications		Terrestrial and Wireless Networks		Consolidated
U.S. government	51.8%	50.7%	1.2%	2.1%	35.3%	32.1%
Domestic	15.5%	18.9%	91.3%	91.5%	40.2%	46.7%
Total U.S.	67.3%	69.6%	92.5%	93.6%	75.5%	78.8%

International	32.7%	30.4%	7.5%	6.4%	24.5%	21.2%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the DoD, intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. For the three months ended October 31, 2023, except for the U.S. government, there were no customers that represented more than 10% of consolidated net sales. For the three months ended October 31, 2022, included in domestic sales are sales to Verizon Communications Inc. ("Verizon"), which accounted for 12.5% of consolidated net sales.

International sales for the three months ended October 31, 2023 and 2022 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $37.2 million and $27.8 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for the three months ended October 31, 2023 and 2022.

Gross Profit. Gross profit was $47.9 million and $46.8 million for the three months ended October 31, 2023 and 2022, respectively, an increase of $1.1 million. Gross profit, as a percentage of consolidated net sales, for the three months ended October 31, 2023 was 31.5% as compared to 35.7% for the three months ended October 31, 2022. Our gross profit (both in dollars and as a percentage of consolidated net sales) reflects an increase in net sales and overall product mix changes, including significantly higher net sales of our troposcatter and SATCOM solutions to U.S. government customers, as discussed above. Gross profit in the comparable period of the prior year also reflects the benefit of higher net sales of our beyond line-of-sight communications terminals and upgrades to the Ukrainian government’s existing systems as part of an FMS contract awarded to us during that quarter. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Satellite and Space Communications segment's gross profit, as a percentage of related segment net sales, for the three months ended October 31, 2023 decreased in comparison to the three months ended October 31, 2022. The gross profit percentage in the most recent three-month period reflects changes in products and services mix, as discussed above.

Our Terrestrial and Wireless Networks segment's gross profit, as a percentage of related segment net sales, for the three months ended October 31, 2023 decreased in comparison to the three months ended October 31, 2022. The gross profit percentage in the most recent three-month period reflects changes in products and services mix, as discussed above.

Included in consolidated cost of sales for the three months ended October 31, 2023 and 2022 are provisions for excess and obsolete inventory of $0.1 million and $0.8 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends.

Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $32.7 million and $29.3 million for the three months ended October 31, 2023 and 2022, respectively. As a percentage of consolidated net sales, selling, general and administrative expenses were 21.5% and 22.3% for the three months ended October 31, 2023 and 2022, respectively.

Index

During the three months ended October 31, 2023 and 2022, we incurred $3.7 million and $1.3 million of restructuring costs, respectively, primarily to streamline our operations and improve efficiency, including severance and costs related to the relocation of certain of our satellite ground station production facilities to our new 146,000 square foot facility in Chandler, Arizona, as well as legal and other expenses related to the divestiture of our Power Systems Technology product line, which closed on November 7, 2023. Excluding restructuring costs, selling, general and administrative expenses for the three months ended October 31, 2023 and 2022 would have been $29.0 million or 19.1% and $28.0 million or 21.4%, respectively, of consolidated net sales. The decrease in our selling, general and administrative expenses, as a percentage of consolidated net sales, is primarily due to higher consolidated net sales, as discussed above. Our selling, general and administrative expenses in the most recent period also reflect lower labor costs associated with our One Comtech initiative offset by higher legal and other professional fees as compared to the three months ended October 31, 2022.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $2.2 million in the three months ended October 31, 2023 as compared to $0.6 million in the three months ended October 31, 2022. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Research and Development Expenses. Research and development expenses were $7.8 million and $12.8 million for the three months ended October 31, 2023 and 2022, respectively, representing a decrease of $5.0 million or 38.7%. As a percentage of consolidated net sales, research and development expenses were 5.1% and 9.8% for the three months ended October 31, 2023 and 2022, respectively.

For the three months ended October 31, 2023 and 2022, research and development expenses of $4.7 million and $6.4 million, respectively, related to our Satellite and Space Communications segment and $2.9 million and $6.3 million, respectively, related to our Terrestrial and Wireless Networks segment. The remaining research and development expenses of $0.2 million and $0.1 million in the three months ended October 31, 2023 and 2022, respectively, related to the amortization of stock-based compensation expense. Lower research and development expenses were driven by our One Comtech initiative and prioritization of resources across various programs.

During the three months ended October 31, 2023 and 2022, we incurred $1.4 million and $0.7 million, respectively, of strategic emerging technology costs in our Satellite and Space Communications segment for next-generation satellite technology to advance our solutions offerings to be used with new broadband satellite constellations. We are evaluating this new market in relation to our long-term business strategies, and we may incur additional costs in the future.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended October 31, 2023 and 2022, customers reimbursed us $4.0 million and $2.2 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives for both the three months ended October 31, 2023 and 2022 was $5.3 million (of which $1.7 million was for the Satellite and Space Communications segment and $3.6 million was for the Terrestrial and Wireless Networks segment).

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

Index
Operating Income (Loss). Operating income (loss) for the three months ended October 31, 2023 and 2022 was $2.1 million and $(9.7) million, respectively. Operating income (loss) by reportable segment is shown in the table below:

	Three months ended October 31,
	2023	2022	2023	2022	2023	2022	2023	2022
($ in millions)	Satellite and Space Communications		Terrestrial and Wireless Networks		Unallocated		Consolidated
Operating income (loss)	$10.1	5.0	4.0	0.7	(12.1)	(15.5)	$2.1	(9.7)
Percentage of related net sales	9.9%	6.2%	8.2%	1.5%	NA	NA	1.4%	NA

Our GAAP operating income of $2.1 million for the three months ended October 31, 2023 reflects: (i) $5.3 million of amortization of intangibles; (ii) $3.7 million of restructuring costs (of which $0.8 million and $2.9 million related to our Satellite and Space Communications and Unallocated segments, respectively); (iii) $2.6 million of amortization of stock-based compensation; (iv) $1.4 million of strategic emerging technology costs; and (v) $0.2 million of amortization of cost to fulfill assets, as discussed above. Excluding such items, our consolidated operating income for the three months ended October 31, 2023 would have been $15.3 million, or 10.1% of consolidated net sales.

Our GAAP operating loss of $9.7 million for the three months ended October 31, 2022 reflects: (i) $9.1 million of CEO transition costs; (ii) $5.3 million of amortization of intangibles; (iii) $1.3 million of restructuring costs (of which $1.1 million and $0.2 million related to our Satellite and Space Communications and Unallocated segments, respectively); (iv) $0.9 million of amortization of stock-based compensation; (v) $0.7 million of strategic emerging technology costs; and (vi) $0.2 million of amortization of cost to fulfill assets, as discussed above. Excluding such items, our consolidated operating income for the three months ended October 31, 2022 would have been $7.9 million, or 6.0% of consolidated net sales. The increase in operating income, excluding the above items, from $7.9 million to $15.3 million for the most recent period reflects the benefit of our One Comtech lean initiatives implemented through October 31, 2023 and, to a lesser extent, higher consolidated net sales, as discussed above. Operating income (loss) by reportable segment is further discussed below.

The increase in our Satellite and Space Communications segment operating income, both in dollars and as a percentage of the related segment net sales, for the three months ended October 31, 2023 was driven primarily by an increase in related segment net sales and our One Comtech lean initiatives, as discussed above.

The increase in our Terrestrial and Wireless Networks segment operating income, both in dollars and as a percentage of the related segment net sales, for the three months ended October 31, 2023 was driven primarily by our One Comtech lean initiatives, offset in part by changes in products and services mix, as discussed above.

Excluding the impact of CEO transition costs and its respective portion of restructuring charges, Unallocated expenses for the three months ended October 31, 2023 would have been $9.2 million, as compared to $6.1 million for the three months ended October 31, 2022. The increase in Unallocated expenses excluding such items was primarily due to higher labor costs associated with our One Comtech transformation, as well as other investments we are making to achieve our long-term business goals.

Interest Expense and Other. Interest expense was $4.9 million and $2.2 million for the three months ended October 31, 2023 and 2022, respectively. The increase is due to a higher average debt balance outstanding during the most recent period, a general rise in interest rates as compared to the prior year period, as well as higher interest rates under our Credit Facility that we entered into in November 2022. Our effective interest rate (including amortization of deferred financing costs) in the three months ended October 31, 2023 was approximately 10.5%, as compared to 5.9% in the prior year period. Our current cash borrowing rate (which excludes the amortization of deferred financing costs) under our existing Credit Facility approximates 9.2%, as compared to 7.9% in the prior year period.

Interest (Income) and Other. Interest (income) and other for both the three months ended October 31, 2023 and 2022 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Benefit from Income Taxes. For the three months ended October 31, 2023 and 2022, we recorded a tax benefit of $1.3 million and $0.6 million, respectively. Our effective tax rate (excluding discrete tax items) for the three months ended October 31, 2023 and 2022 was 122.0% and 19.0%, respectively. The increase in the rate is primarily due to changes in expected product and geographic mix.

Index

During the three months ended October 31, 2023, we recorded a net discrete tax expense of $2.0 million primarily related to our decision to sell our Power Systems Technology product line in a taxable transaction and settlement of stock-based awards. Due to the timing of the closing of the divestiture on November 7, 2023 and the expected timing of the settlement of contingent consideration being subsequent to October 31, 2023, we expect there will be offsetting net discrete tax benefits recorded in subsequent periods. During the three months ended October 31, 2022, we recorded a net discrete tax benefit of $0.1 million primarily related to the deductible portion of CEO transition costs, partially offset by the settlement of stock-based awards.

Our U.S. federal income tax returns for fiscal 2020 through 2022 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2019 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Loss Attributable to Common Stockholders. During the three months ended October 31, 2023 and 2022, consolidated net loss attributable to common stockholders was $3.3 million and $12.8 million, respectively.

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the three months ended October 31, 2023 and 2022 are shown in the table below (numbers in the table may not foot due to rounding):

	Three months ended October 31,
	2023	2022	2023	2022	2023	2022	2023	2022
($ in millions)	Satellite and Space Communications		Terrestrial and Wireless Networks		Unallocated		Consolidated
Net income (loss)	$9.3	5.8	4.1	0.6	(14.9)	(17.5)	$(1.4)	(11.1)
Provision for (benefit from) income taxes	0.2	(0.2)	(0.3)	(0.2)	(1.3)	(0.2)	(1.3)	(0.6)
Interest (income) and other	(0.3)	(0.6)	0.2	0.3	—	—	(0.1)	(0.3)
Interest expense	0.9	—	—	—	4.1	2.2	4.9	2.2
Amortization of stock-based compensation	—	—	—	—	2.6	0.9	2.6	0.9
Amortization of intangibles	1.7	1.8	3.6	3.5	—	—	5.3	5.3
Depreciation	1.0	1.0	2.0	1.7	0.1	—	3.0	2.8
Amortization of cost to fulfill assets	0.2	0.2	—	—	—	—	0.2	0.2
CEO transition costs	—	—	—	—	—	9.1	—	9.1
Restructuring costs	0.8	1.1	—	—	2.9	0.3	3.7	1.3
Strategic emerging technology costs	1.4	0.7	—	—	—	—	1.4	0.7
Adjusted EBITDA	$15.1	9.9	9.6	6.0	(6.4)	(5.2)	$18.4	10.7
Percentage of related net sales	14.8%	12.2%	19.5%	11.9%	NA	NA	12.1%	8.2%

The increase in consolidated Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, for the three months ended October 31, 2023 as compared to the three months ended October 31, 2022 reflects higher gross profit from higher net sales in our Satellite and Space Communications segment and the benefit of our One Comtech lean initiatives implemented through October 31, 2023, as discussed above.

The increase in our Satellite and Space Communications segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, is primarily due to an increase in related segment net sales and One Comtech lean initiatives, as discussed above.

The increase in our Terrestrial and Wireless Networks segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, is primarily due to One Comtech lean initiatives, offset in part by changes in products and services mix, as discussed above.

Index
A reconciliation of our fiscal 2023 GAAP Net Loss to Adjusted EBITDA is shown in the table below (numbers in the table may not foot due to rounding):

($ in millions)	Fiscal Year 2023
Reconciliation of GAAP Net Loss to Adjusted EBITDA:
Net loss	$(26.9)
Benefit from income taxes	(3.9)
Interest expense	15.0
Interest (income) and other	1.2
Amortization of stock-based compensation	10.1
Amortization of intangibles	21.4
Depreciation	11.9
Amortization of cost to fulfill assets	1.0
Restructuring costs	10.9
Strategic emerging technology costs	3.8
CEO transition costs	9.1
Adjusted EBITDA	$53.5

Our Adjusted EBITDA is a Non-GAAP measure that represents earnings (loss) before income taxes, interest, change in fair value of the convertible preferred stock purchase option liability, write-off of deferred financing costs, amortization of stock-based compensation, amortization of intangibles, depreciation expense, amortization of cost to fulfill assets, acquisition plan expenses, restructuring costs, COVID-19 related costs, strategic emerging technology costs (for next-generation satellite technology), facility exit costs, CEO transition costs, proxy solicitation costs, strategic alternatives analysis expenses and other. Although closely aligned, our definition of Adjusted EBITDA is different than the Consolidated EBITDA (as such term is defined in our Credit Facility) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is also a measure frequently requested by our investors and analysts. We believe that investors and analysts may use Adjusted EBITDA, along with other information contained in our SEC filings, including GAAP measures, in assessing our performance and comparability of our results with other companies. Our Non-GAAP measures reflect the GAAP measures as reported, adjusted for certain items as described herein and also excludes the effects of our outstanding convertible preferred stock.

These Non-GAAP financial measures have limitations as an analytical tool as they exclude the financial impact of transactions necessary to conduct our business, such as the granting of equity compensation awards, and are not intended to be an alternative to financial measures prepared in accordance with GAAP. These measures are adjusted as described in the reconciliation of GAAP to Non-GAAP measures in the tables presented herein, but these adjustments should not be construed as an inference that all of these adjustments or costs are unusual, infrequent or non-recurring. Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures determined in accordance with GAAP. Investors are advised to carefully review the GAAP financial results that are disclosed in our SEC filings. We have not quantitatively reconciled our second quarter fiscal 2024 Adjusted EBITDA target to the most directly comparable GAAP measure because items such as stock-based compensation, adjustments to the provision for income taxes, amortization of intangibles and interest expense, which are specific items that impact these measures, have not yet occurred, are out of our control, or cannot be predicted. For example, quantification of stock-based compensation expense requires inputs such as the number of shares granted and market price that are not currently ascertainable. Accordingly, reconciliations to the Non-GAAP forward looking metrics are not available without unreasonable effort and such unavailable reconciling items could significantly impact our financial results.

Index

Reconciliations of our GAAP consolidated operating income (loss), net (loss) income attributable to common stockholders and net (loss) income per diluted common share for the three months ended October 31, 2023 and 2022 to the corresponding Non-GAAP measures are shown in the tables below (numbers and per share amounts in the tables may not foot due to rounding). Non-GAAP net (loss) income attributable to common stockholders and non-GAAP net (loss) income per diluted common share reflect Non-GAAP provisions for income taxes based on year-to-date results, as adjusted for the Non-GAAP reconciling items included in the tables below. We evaluate our Non-GAAP effective income tax rate on an ongoing basis, and it can change from time to time. Our Non-GAAP effective income tax rate can differ materially from our GAAP effective income tax rate. In addition, due to the GAAP net loss for the period, Non-GAAP net (loss) income per diluted common share for the three months ended October 31, 2023 and 2022 was computed using weighted average diluted shares outstanding of 28,982,000 and 28,271,000, respectively, during the period.

	Three months ended October 31, 2023
($ in millions, except for per share amount)	Operating (Loss) Income	Net (Loss) Income Attributable to Common Stockholders	Net (Loss) Income per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$2.1	$(3.3)	$(0.11)
Adjustments to reflect redemption value of convertible preferred stock	—	1.8	0.06
Amortization of intangibles	5.3	4.1	0.14
Restructuring costs	3.7	2.9	0.10
Amortization of stock-based compensation	2.6	2.1	0.07
Strategic emerging technology costs	1.4	1.1	0.04
Amortization of cost to fulfill assets	0.2	0.2	0.01
Net discrete tax benefit	—	(2.0)	(0.07)
Non-GAAP measures	$15.3	$6.8	$0.24

	Three months ended October 31, 2022
($ in millions, except for per share amount)	Operating (Loss) Income	Net (Loss) Income Attributable to Common Stockholders	Net (Loss) Income per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(9.7)	$(12.8)	$(0.46)
Adjustment to reflect redemption value of convertible preferred stock	—	1.7	0.06
CEO transition costs	9.1	8.6	0.31
Amortization of intangibles	5.3	4.1	0.15
Restructuring costs	1.3	1.0	0.04
Amortization of stock-based compensation	0.9	0.7	0.03
Strategic emerging technology costs	0.7	0.6	0.02
Amortization of cost to fulfill assets	0.2	0.2	0.01
Net discrete tax expense	—	0.4	0.01
Non-GAAP measures	$7.9	$4.6	$0.16

Index
LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $18.1 million and $19.0 million at October 31, 2023 and July 31, 2023, respectively. For the three months ended October 31, 2023, our cash flows reflect the following:

•Net cash used in operating activities was $14.5 million for the three months ended October 31, 2023 as compared to net cash used in operating activities of $6.2 million for the three months ended October 31, 2022. The period-over-period decrease in cash flow from operating activities reflects overall changes in net working capital requirements, principally the timing of shipments and progress toward completion on contracts accounted for over time, and related billings and payments.

•Net cash used in investing activities for the three months ended October 31, 2023 and 2022 was $3.2 million and $7.2 million, respectively. Net cash used in investing activities for the three months ended October 31, 2023 primarily reflects capital expenditures to build-out cloud-based computer networks to support our previously announced NG-911 contract wins and capital investments and building improvements in connection with the opening of our new high-volume technology manufacturing centers. Net cash used in both periods also relates to expenditures for property, plant and equipment upgrades and enhancements.

•Net cash provided by financing activities was $17.0 million and $13.3 million for the three months ended October 31, 2023 and 2022, respectively. During the three months ended October 31, 2023 and 2022, we had net borrowings under our Credit Facility of $19.6 million and $18.7 million, respectively. During the three months ended October 31, 2022, we paid $3.1 million in cash dividends to our common stockholders. We also made $1.7 million and $2.3 million of payments to remit employees' statutory tax withholding requirements related to the net settlement of stock-based awards during the three months ended October 31, 2023 and 2022, respectively.

The Credit Facility is discussed below and in "Notes to Condensed Consolidated Financial Statements – Note (10) – Credit Facility."

The Convertible Preferred Stock is discussed below and in "Notes to Condensed Consolidated Financial Statements – Note (17) – Convertible Preferred Stock."

Our material cash requirements are for working capital, debt service (including interest), capital expenditures, income tax payments, facilities lease payments and dividends related to our Convertible Preferred Stock, which are payable in kind or in cash at our election.

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

We have historically met our cash requirements with funds provided by a combination of cash and cash equivalent balances, cash generated from operating activities and cash generated from equity and debt financing transactions. As discussed in "Notes to Condensed Consolidated Financial Statements – Note (1) – General," as of the date these financial statements were issued (the "issuance date"), we evaluated whether the following adverse conditions or events, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern over the next twelve months beyond the issuance date.

Over the past three fiscal years, we incurred operating losses of $14.7 million, $33.8 million, and $68.3 million in fiscal 2023, 2022 and 2021, respectively. More recently, we recognized operating income of $2.1 million in the three months ended October 31, 2023. In addition, over the past three fiscal years, net cash used in operating activities was $4.4 million and $40.6 million in fiscal 2023 and 2021, respectively, and net cash provided by operating activities was $2.0 million in fiscal 2022. More recently, net cash used in operating activities was $14.5 million in the three months ended October 31, 2023.

Index
As of the issuance date, our available sources of liquidity included cash and cash equivalents of approximately $18.0 million. In addition, as of the issuance date, borrowings under our Credit Facility, which has a maturity date of October 31, 2024, aggregated $180.5 million, of which $149.3 million and $31.2 million related to the Revolving Loan Facility and Term Loan, respectively. Accordingly, as of the issuance date, there was no additional borrowing capacity under the Revolving Loan Facility.

Our ability to meet our current obligations as they come due may be impacted by our ability to remain compliant with the financial covenants under the Credit Facility or to obtain waivers or amendments that impact the related financial covenants. If we are unable to satisfy certain covenants and not able to obtain waivers or amendments, such event would constitute an Event of Default and could cause an immediate acceleration and repayment of all outstanding principal, interest and fees due under the Credit Facility. If there is an Event of Default, there can be no assurances that we will be able to continue as a going concern, which could force us to delay, reduce or discontinue certain aspects of our business strategy. Additionally, our ability to meet future anticipated liquidity needs will largely depend on our ability to generate positive cash inflows from operations, as well as refinance our Credit Facility, and/or secure other sources of outside capital.

Based on our current business plans, including projected capital expenditures, we do not believe our current level of cash and cash equivalents, or liquidity expected to be generated from future cash flows will be sufficient to fund our operations over the next twelve months beyond the issuance date and repay the outstanding borrowings scheduled to mature under the Credit Facility on or before October 31, 2024. In anticipation of this maturity, we engaged with third party financial advisors to assist us in our discussions and negotiations with our existing lenders and holders of Convertible Preferred Stock to extend or refinance the Credit Facility and/or amend or restructure our Convertible Preferred Stock, seeking other sources of credit or outside capital and evaluating other capital structure-related alternatives. If we are unable to obtain sufficient, timely financial resources or outside capital, our business, financial condition and results of operations could be materially and adversely affected. Our ability to generate cash in the future or have sufficient access to credit from financial institutions and/or financing from public and/or private debt and equity markets on acceptable terms, or at all, (i) is subject to (a) general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control and (b) a majority vote consent right of the holders of the Convertible Preferred Stock (as discussed further in "Notes to Condensed Consolidated Financial Statements – Note (17) – "Convertible Preferred Stock"), and (ii) could (x) dilute the ownership interest of our stockholders, (y) include terms that adversely affect the rights of our common stockholders, or (z) restrict our ability to take specific actions such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. Also, our transition to sustained profitability is dependent upon the successful completion of our ongoing One Comtech transformation and integration of individual businesses into two segments and related restructuring activities to optimize our cost structure.

In addition to our plan to refinance the Credit Facility and/or secure new sources of credit or outside capital, our plans also include, among other things:

•implementing certain cost savings and restructuring activities to reduce cash used in operations, as discussed further in "Notes to Condensed Consolidated Financial Statements – Note (20) – “Cost Reduction;”
•pursuing initiatives to reduce investments in working capital, namely accounts receivable and inventory;
•improving process disciplines to attain and maintain profitable operations by entering into more favorable sales or service contracts;
•reevaluating our business plans to identify opportunities to further reduce capital expenditures;
•seeking opportunities to improve liquidity through any combination of debt and or equity financing (including possibly restructuring our existing Convertible Preferred Stock); and
•seeking other strategic transactions and or measures including, but not limited to, the potential sale or divestiture of assets.

While we believe the implementation of some or all of the elements of our plans over the next twelve months beyond the issuance date will be successful, these plans are not all solely within management’s control and, as such, we can provide no assurance our plans are probable of being effectively implemented as of the issuance date. Therefore, these adverse conditions and events described above raise substantial doubt about our ability to continue as a going concern as of the issuance date. We prepared our unaudited condensed consolidated financial statements as of October 31, 2023 on a going concern basis, assuming our financial resources will be sufficient to meet our capital needs over the next twelve months and did not include any adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation for the next twelve months.

Index
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

On September 29, 2020, our Board of Directors authorized a $100.0 million stock repurchase program, which replaced our prior program. The $100.0 million stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases of our common stock during the three months ended October 31, 2023 and 2022.

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

Credit Facility
On October 31, 2018, we entered into a First Amended and Restated Credit Agreement (the "Credit Facility") with a syndicate of lenders. On November 30, 2022, we refinanced the amount outstanding under the Credit Facility by entering into a Second Amended and Restated Credit Agreement (also referred to herein as the "Credit Facility") with the existing lenders. On November 7, 2023, we entered into a Third Amended and Restated Credit Agreement (also referred to herein as the "Amended Credit Facility") with our existing lenders in connection with the sale of our Power Systems Technology product line to Stellant Systems, Inc. See "Notes to Condensed Consolidated Financial Statements – Note (10) – Credit Facility" for further information. Capitalized terms used but not defined herein have the meanings set forth for such terms in the Credit Facility, which have been documented and filed with the SEC.

As of October 31, 2023, the amount outstanding under our Credit Facility was $184.0 million, comprised of $136.5 million under the Revolving Loan Facility and $47.5 million under the Term Loan. At October 31, 2023, we had $0.6 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During the three months ended October 31, 2023, we had outstanding balances under the Credit Facility ranging from $165.0 million to $184.6 million.

As of October 31, 2023, our Secured Leverage Ratio was 3.53x trailing twelve months ("TTM") Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") compared to the maximum allowable Secured Leverage Ratio of 3.75x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of October 31, 2023 was 3.37x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA. Our Minimum Liquidity was $29.2 million compared to the Minimum Liquidity requirement of $25.0 million.

Our ability to meet our current obligations as they come due may be impacted by our ability to remain compliant with the financial covenants under the Credit Facility or to obtain waivers or amendments that impact the related financial covenants. If we are unable to satisfy certain covenants and not able to obtain waivers or amendments, such event would constitute an Event of Default and could cause an immediate acceleration and repayment of all outstanding principal, interest and fees due under the Credit Facility. If there is an Event of Default, there can be no assurances that we will be able to continue as a going concern, which could force us to delay, reduce or discontinue certain aspects of our business strategy. Additionally, our ability to meet future anticipated liquidity needs will largely depend on our ability to generate positive cash inflows from operations, as well as refinance our Credit Facility, and/or secure other sources of outside capital.

Index

Based on our current business plans, including projected capital expenditures, we do not believe our current level of cash and cash equivalents or liquidity expected to be generated from future cash flows will be sufficient to fund our operations over the next twelve months and repay current obligations under the Credit Facility. Although we are actively pursuing strategies to mitigate these conditions and events and alleviate such substantial doubt about our ability to continue as a going concern, there can be no assurance that our plans will be successful.

Convertible Preferred Stock
As discussed further in "Notes to Condensed Consolidated Financial Statements - Note (17) - Convertible Preferred Stock," on October 18, 2021, we entered into a Subscription Agreement (the “Subscription Agreement”) with certain affiliates and related funds of White Hat Capital Partners LP and Magnetar Capital LLC (collectively, the “Investors”), relating to the issuance and sale of up to 125,000 shares of a new series of the Company's Series A Convertible Preferred Stock, par value $0.10 per share (the "Convertible Preferred Stock"), for an aggregate purchase price of up to $125.0 million, or $1,000 per share. On October 19, 2021 (the “Initial Closing Date”), pursuant to the terms of the Subscription Agreement, the Investors purchased an aggregate of 100,000 shares of Convertible Preferred Stock (the “Initial Issuance”) for an aggregate purchase price of $100.0 million.

Commitments
In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of October 31, 2023, will materially adversely affect our liquidity. At October 31, 2023, cash payments due under contractual obligations (including estimated interest expense on our Credit Facility), excluding purchase orders that we entered into in our normal course of business, are as follows:

	Total	Due Within 1 Year
Credit Facility - principal payments	$184,000	184,000
Credit Facility - interest payments	17,061	17,061
Operating lease obligations	48,463	8,669
Contractual cash obligations	$249,524	209,730

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

Index
Our Condensed Consolidated Balance Sheet at October 31, 2023 includes total liabilities of $9.3 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

As further discussed in "Notes to Condensed Consolidated Financial Statements – Note (3) - Adoption of Accounting Standards and Updates," ASUs issued, but not effective until after October 31, 2023, are not expected to have a material impact on our condensed consolidated financial statements or disclosures.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from borrowings under our Credit Facility. Based on the amount of outstanding debt under our Credit Facility, a hypothetical change in interest rates by 10% would change interest expense by approximately $1.7 million over a one-year period. Although we do not currently use interest rate derivative instruments to manage exposure to interest rate changes, we may choose to do so in the future in connection with our Credit Facility.

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of October 31, 2023, we had cash and cash equivalents of $18.1 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of October 31, 2023, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

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

Item 1A. Risk Factors

Our current cash and liquidity projections raise substantial doubt about our ability to continue as a going concern.

As discussed in "Notes to Condensed Consolidated Financial Statements – Note (1) – General," and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” we have evaluated whether there are any conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern over the next twelve months. Based on our current business plans, including projected capital expenditures, we do not believe our current level of cash and cash equivalents or liquidity expected to be generated from future cash flows will be sufficient to fund our operations over the next twelve months and repay current obligations under the Credit Facility, raising substantial doubt about the Company’s ability to continue as a going concern as of the date of this Quarterly Report on Form 10-Q. Although we are actively pursuing strategies to mitigate these conditions and events and alleviate such substantial doubt about our ability to continue as a going concern, there can be no assurance that our plans will be successful.

Our ability to meet our current obligations as they come due may be impacted by our ability to remain compliant with the financial covenants under our Credit Facility or to obtain waivers or amendments that impact the related financial covenants. If we are unable to satisfy certain covenants and not able to obtain waivers or amendments, such event would constitute an Event of Default (as such term is defined under the Credit Facility) and could cause an immediate acceleration and repayment of all outstanding principal, interest and fees due under the Credit Facility. If there is an Event of Default, there can be no assurances that we will be able to continue as a going concern, which could force us to delay, reduce or discontinue certain aspects of our business strategy. Additionally, our ability to meet future anticipated liquidity needs will largely depend on our ability to generate positive cash inflows from operations, as well as refinance our Credit Facility, and/or secure other sources of outside capital.

Our ability to generate cash in the future or have sufficient access to credit from financial institutions and/or financing from public and/or private debt and equity markets on acceptable terms, or at all, (i) is subject to (a) general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control and (b) a majority vote consent right of the holders of the Convertible Preferred Stock (as discussed further in Note (17) – "Convertible Preferred Stock"), and (ii) could (x) dilute the ownership interest of our stockholders, (y) include terms that adversely affect the rights of our common stockholders, or (z) restrict our ability to take specific actions such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. Also, our transition to sustained profitability is dependent upon the successful completion of our ongoing One Comtech transformation and integration of individual businesses into two segments and related restructuring activities to optimize our cost structure.

If we are unable to obtain sufficient, timely financial resources, our business, financial condition and results of operations could be materially and adversely affected and we may be forced to terminate, significantly curtail or cease our operations or to pursue other strategic alternatives, including commencing a case under the U.S. Bankruptcy Code.

In addition, the perception that we may not be able to continue as a going concern may cause customers, vendors and others to review and alter their business relationships and terms with us, and may affect our credit rating. If we seek additional financing to fund operations and there remains substantial doubt about our ability to continue as a going concern, financing sources may be unwilling to provide such funding to us on commercially reasonable terms, or at all. Uncertainty regarding our ability to continue as a going concern could also have a material and adverse impact on the price of our common stock, which could negatively impact our ability to obtain additional stock-based financing or enter into strategic transactions.

Index
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Securities Trading Plans of Directors and Officers

During the three months ended October 31, 2023, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

Index
Item 6.    Exhibits

Exhibit 3.1 - Comtech Telecommunications Corp. Second Amended and Restated Certificate of Designations Series A Convertible Preferred Stock, dated as of November 7, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 7, 2023)

Exhibit 10.1 - Third Amended and Restated Credit Agreement, dated as of November 7, 2023, among Comtech Telecommunications Corp., the lenders party thereto and Citibank N.A., as administrative agent, issuing bank and swingline lender

Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS - The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2023, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

Exhibit 101.SCH - Inline XBRL Taxonomy Extension Schema Document

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	December 7, 2023	By: /s/ Ken Peterman
	(Date)	Ken Peterman
Chairman of the Board
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 7, 2023	By: /s/ Michael A. Bondi
	(Date)	Michael A. Bondi
Chief Financial Officer
(Principal Financial and Accounting Officer)