Form 10-Q
period 2024-01-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2024-03-18
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark One) ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2024 ☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Commission File Number: 0-7928 (Exact name of registrant as specified in its charter) Delaware 11-2139466 (State or other jurisdiction of incorporation /organization) (I.R.S. Employer Identification Number) 305 N 54th Street, Chandler, Arizona 85226 (Address of principal executive offices) (Zip Code) (480) 333-2200 (Registrant's telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act: Title of each class Trading Symbol(s) Name of each exchange on which registered Common Stock, par value $0.10 per share CMTL Nasdaq Stock Market LLC Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Emerging growth company ☐ Non-accelerated filer ☐ Smaller reporting company ☐ If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐ Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No As of March 13, 2024, the number of outstanding shares of Common Stock, par value $0.10 per share, of the registrant was 28,473,822 shares. Index

COMTECH TELECOMMUNICATIONS CORP. INDEX Page PART I. FINANCIAL INFORMATION Item 1. Condensed Consolidated Financial Statements 2 Condensed Consolidated Balance Sheets - January 31, 2024 and July 31, 2023 (Unaudited) 2 Condensed Consolidated Statements of Operations - Three and Six Months Ended January 31, 2024 and 2023 (Unaudited) 3 Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity - Three and Six Months Ended January 31, 2024 and 2023 (Unaudited) 4 Condensed Consolidated Statements of Cash Flows - Six Months Ended January 31, 2024 and 2023 (Unaudited) 6 Notes to Condensed Consolidated Financial Statements (Unaudited) 8 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations 38 Item 3. Quantitative and Qualitative Disclosures About Market Risk 62 Item 4. Controls and Procedures 62 PART II. OTHER INFORMATION Item 1. Legal Proceedings 63 Item 1A. Risk Factors 63 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 64 Item 4. Mine Safety Disclosures 64 Item 5. Other Information 64 Item 6. Exhibits 65 Signature Page 67 Index 1

PART I - FINANCIAL INFORMATION Item 1. Financial Statements COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) Assets January 31, 2024 July 31, 2023 Current assets: Cash and cash equivalents $ 39,956,000 18,961,000 Accounts receivable, net 198,548,000 163,159,000 Inventories, net 85,788,000 105,845,000 Prepaid expenses and other current assets 18,953,000 17,521,000 Total current assets 343,245,000 305,486,000 Property, plant and equipment, net 51,999,000 53,029,000 Operating lease right-of-use assets, net 35,498,000 44,410,000 Goodwill 333,105,000 347,692,000 Intangibles with finite lives, net 215,330,000 225,907,000 Deferred financing costs, net 2,742,000 2,349,000 Other assets, net 14,836,000 17,364,000 Total assets $ 996,755,000 996,237,000 Liabilities, Convertible Preferred Stock and Stockholders’ Equity Current liabilities: Accounts payable $ 42,528,000 64,241,000 Accrued expenses and other current liabilities 59,688,000 66,990,000 Current portion of long-term debt 168,089,000 4,375,000 Operating lease liabilities, current 8,156,000 8,645,000 Contract liabilities 65,770,000 66,351,000 Interest payable 1,317,000 1,368,000 Income taxes payable, current 1,710,000 — Total current liabilities 347,258,000 211,970,000 Non-current portion of long-term debt — 160,029,000 Operating lease liabilities, non-current 33,059,000 41,763,000 Income taxes payable, non-current 2,879,000 2,208,000 Deferred tax liability, net 10,658,000 9,494,000 Long-term contract liabilities 21,151,000 18,419,000 Other liabilities 8,296,000 1,844,000 Total liabilities 423,301,000 445,727,000 Commitments and contingencies (See Note 19) Convertible preferred stock, par value $0.10 per share; authorized and issued 166,121 shares at January 31, 2024 (includes accrued dividends of $374,000) and authorized 125,000 shares; issued 100,000 at July 31, 2023 (includes accrued dividends of $604,000) 166,495,000 112,211,000 Stockholders' equity: Preferred stock, par value $0.10 per share; authorized and unissued 1,833,879 and 1,875,000 shares at January 31, 2024 and July 31, 2023, respectively — — Common stock, par value $0.10 per share; authorized 100,000,000 shares; issued 43,506,289 and 43,096,271 shares at January 31, 2024 and July 31, 2023, respectively 4,351,000 4,310,000 Additional paid-in capital 639,300,000 636,925,000 Retained earnings 205,157,000 238,913,000 848,808,000 880,148,000 Less: Treasury stock, at cost (15,033,317 shares at January 31, 2024 and July 31, 2023) (441,849,000) (441,849,000) Total stockholders’ equity 406,959,000 438,299,000 Total liabilities, convertible preferred stock and stockholders’ equity $ 996,755,000 996,237,000 See accompanying notes to condensed consolidated financial statements. Index 2

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) Three months ended January 31, Six months ended January 31, 2024 2023 2024 2023 Net sales $ 134,225,000 133,725,000 $ 286,136,000 264,864,000 Cost of sales 91,027,000 87,801,000 195,056,000 172,137,000 Gross profit 43,198,000 45,924,000 91,080,000 92,727,000 Expenses: Selling, general and administrative 30,307,000 28,915,000 63,002,000 58,252,000 Research and development 6,843,000 12,441,000 14,655,000 25,192,000 Amortization of intangibles 5,288,000 5,349,000 10,577,000 10,698,000 Gain on business divestiture, net (2,213,000) — (2,213,000) — CEO transition costs — — — 9,090,000 40,225,000 46,705,000 86,021,000 103,232,000 Operating income (loss) 2,973,000 (781,000) 5,059,000 (10,505,000) Other expenses (income): Interest expense 5,265,000 3,791,000 10,197,000 6,026,000 Interest (income) and other 902,000 455,000 837,000 200,000 Loss before benefit from income taxes (3,194,000) (5,027,000) (5,975,000) (16,731,000) Provision for (benefit from) income taxes 7,364,000 (222,000) 6,020,000 (830,000) Net loss $ (10,558,000) (4,805,000) $ (11,995,000) (15,901,000) Loss on extinguishment of convertible preferred stock (13,640,000) — (13,640,000) — Adjustments to reflect redemption value of convertible preferred stock: Convertible preferred stock issuance costs (4,273,000) — (4,273,000) — Dividend on convertible preferred stock (2,061,000) (1,737,000) (3,884,000) (3,447,000) Net loss attributable to common stockholders $ (30,532,000) (6,542,000) $ (33,792,000) (19,348,000) Net loss per common share (See Note 6): Basic $ (1.07) (0.23) $ (1.18) (0.69) Diluted $ (1.07) (0.23) $ (1.18) (0.69) Weighted average number of common shares outstanding – basic 28,662,000 27,954,000 28,704,000 27,892,000 Weighted average number of common and common equivalent shares outstanding – diluted 28,662,000 27,954,000 28,704,000 27,892,000 See accompanying notes to condensed consolidated financial statements. Index 3

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Unaudited) Three months ended January 31, 2024 and 2023 Convertible Preferred Stock Common Stock Additional Paid-in Capital Retained Earnings Treasury Stock Stockholders' EquityShares Amount Shares Amount Shares Amount Balance as of October 31, 2022 100,000 $ 106,914,000 42,810,846 $ 4,281,000 $ 629,027,000 $ 262,902,000 15,033,317 $ (441,849,000) $ 454,361,000 Equity-classified stock award compensation — — — — 1,268,000 — — — 1,268,000 Issuance of employee stock purchase plan shares — — 14,443 1,000 87,000 — — — 88,000 Issuance of restricted stock, net of forfeiture — — 82,373 8,000 (8,000) — — — — Net settlement of stock-based awards — — (6,791) — (141,000) — — — (141,000) Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends) 1,737,000 — — — (1,737,000) — — (1,737,000) Cash dividends declared, net ($0.10 per share) — — — — — (2,775,000) — — (2,775,000) Accrual of dividend equivalents, net of reversal ($0.10 per share) — — — — — (163,000) — — (163,000) Net loss — — — — — (4,805,000) — — (4,805,000) Balance as of January 31, 2023 100,000 $ 108,651,000 42,900,871 $ 4,290,000 $ 630,233,000 $ 253,422,000 15,033,317 $ (441,849,000) $ 446,096,000 Balance as of October 31, 2023 100,000 $ 114,034,000 43,268,782 $ 4,327,000 $ 638,652,000 $ 235,676,000 15,033,317 $ (441,849,000) $ 436,806,000 Equity-classified stock award compensation — — — — 2,189,000 — — — 2,189,000 Issuance of employee stock purchase plan shares — — 11,318 1,000 81,000 — — — 82,000 Issuance of restricted stock, net of forfeiture — — (16,590) (2,000) 2,000 — — — — Net settlement of stock-based awards — — 242,779 25,000 (1,624,000) — — — (1,599,000) Extinguishment of convertible preferred stock (100,000) (115,721,000) — — — (13,640,000) — — (13,640,000) Issuance of convertible preferred stock 166,121 166,121,000 — — — — — — — Convertible preferred stock issuance costs — (4,273,000) — — — — — — — Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends) — 6,334,000 — — — (6,334,000) — — (6,334,000) Reversal of dividend equivalents — — — — — 13,000 — — 13,000 Net loss — — — — — (10,558,000) — — (10,558,000) Balance as of January 31, 2024 166,121 $ 166,495,000 43,506,289 $ 4,351,000 $ 639,300,000 $ 205,157,000 15,033,317 $ (441,849,000) $ 406,959,000 See accompanying notes to condensed consolidated financial statements. Index 4

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (Unaudited) Six months ended January 31, 2024 and 2023 Convertible Preferred Stock Common Stock Additional Paid-in Capital Retained Earnings Treasury Stock Stockholders' EquityShares Amount Shares Amount Shares Amount Balance as of July 31, 2022 100,000 $ 105,204,000 42,672,827 $ 4,267,000 $ 625,484,000 $ 278,683,000 15,033,317 $ (441,849,000) 466,585,000 Equity-classified stock award compensation — — — — 2,172,000 — — — 2,172,000 CEO transition costs related to equity-classified stock-based awards (See Note 1) — — — — 3,764,000 — — — 3,764,000 Issuance of employee stock purchase plan shares — — 29,460 3,000 204,000 — — — 207,000 Issuance of restricted stock, net of forfeiture — — 93,091 9,000 (9,000) — — — — Net settlement of stock-based awards — — 105,493 11,000 (1,382,000) — — — (1,371,000) Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends) 3,447,000 — — — (3,447,000) — — (3,447,000) Cash dividends declared, net ($0.20 per share) — — — — — (5,549,000) — — (5,549,000) Accrual of dividend equivalents, net of reversal ($0.20 per share) — — — — — (364,000) — — (364,000) Net loss — — — — — (15,901,000) — — (15,901,000) Balance as of January 31, 2023 100,000 $ 108,651,000 42,900,871 $ 4,290,000 $ 630,233,000 $ 253,422,000 15,033,317 $ (441,849,000) $ 446,096,000 Balance as of July 31, 2023 100,000 $ 112,211,000 43,096,271 $ 4,310,000 $ 636,925,000 $ 238,913,000 15,033,317 $ (441,849,000) $ 438,299,000 Equity-classified stock award compensation — — — — 4,834,000 — — — 4,834,000 Issuance of employee stock purchase plan shares — — 24,117 2,000 174,000 — — — 176,000 Issuance of restricted stock, net of forfeiture — — (2,686) — — — — — — Net settlement of stock-based awards — — 388,587 39,000 (2,633,000) — — — (2,594,000) Extinguishment of convertible preferred stock (100,000) (115,721,000) — — — (13,640,000) — — (13,640,000) Issuance of convertible preferred stock 166,121 166,121,000 — — — — — — — Convertible preferred stock issuance costs — (4,273,000) — — — — — — — Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends) — 8,157,000 — — — (8,157,000) — — (8,157,000) Reversal of dividend equivalents — — — — — 36,000 — — 36,000 Net loss — — — — — (11,995,000) — — (11,995,000) Balance as of January 31, 2024 166,121 $ 166,495,000 43,506,289 $ 4,351,000 $ 639,300,000 $ 205,157,000 15,033,317 $ (441,849,000) $ 406,959,000 See accompanying notes to condensed consolidated financial statements. Index 5

2024 2023 Cash flows from operating activities: Net loss $ (11,995,000) (15,901,000) Adjustments to reconcile net loss to net cash used in operating activities: Depreciation and amortization of property, plant and equipment 5,952,000 5,765,000 Amortization of intangible assets with finite lives 10,577,000 10,698,000 Amortization of stock-based compensation 4,834,000 2,172,000 Amortization of cost to fulfill assets 480,000 480,000 CEO transition costs related to equity-classified stock-based awards — 3,764,000 Amortization of deferred financing costs 1,543,000 664,000 Gain on business divestiture, net (2,213,000) — Changes in other liabilities (2,067,000) (2,067,000) Loss on disposal of property, plant and equipment 19,000 78,000 Provision for allowance for doubtful accounts 620,000 553,000 Provision for excess and obsolete inventory 1,473,000 1,276,000 Deferred income tax expense (benefit) 1,135,000 (2,034,000) Changes in assets and liabilities, net of effects of divestiture: Accounts receivable (40,456,000) (11,764,000) Inventories 913,000 (5,725,000) Prepaid expenses and other current assets 2,157,000 1,781,000 Other assets 2,397,000 (3,319,000) Accounts payable (19,345,000) (6,939,000) Accrued expenses and other current liabilities (3,089,000) (693,000) Contract liabilities 2,807,000 2,541,000 Other liabilities, non-current 172,000 465,000 Interest payable (51,000) 961,000 Income taxes payable 2,932,000 458,000 Net cash used in operating activities (41,205,000) (16,786,000) Cash flows from investing activities: Proceeds from business divestiture, net 32,425,000 — Purchases of property, plant and equipment (7,489,000) (9,918,000) Net cash provided by (used in) investing activities 24,936,000 (9,918,000) Cash flows from financing activities: Proceeds from issuance of convertible preferred stock 43,200,000 — Net borrowings of long-term debt under Revolving Loan Facility 22,619,000 39,000,000 Repayment of debt under Term Loan (18,738,000) (625,000) Payment of convertible preferred stock issuance costs (3,833,000) — Remittance of employees’ statutory tax withholding for stock awards (3,798,000) (2,473,000) Payment of deferred financing costs (2,097,000) (3,616,000) Cash dividends paid on common stock (265,000) (5,870,000) Proceeds from issuance of employee stock purchase plan shares 176,000 243,000 Payment of shelf registration costs — (101,000) Repayment of principal amounts under finance lease liabilities — (4,000) Net cash provided by financing activities 37,264,000 26,554,000 Net increase (decrease) in cash and cash equivalents 20,995,000 (150,000) Cash and cash equivalents at beginning of period 18,961,000 21,654,000 Cash and cash equivalents at end of period $ 39,956,000 21,504,000 (Continued) Six months ended January 31, See accompanying notes to condensed consolidated financial statements. Index COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) 6

Six months ended January 31, 2024 2023 Supplemental cash flow disclosures: Cash paid during the period for: Interest $ 8,693,000 4,352,000 Income taxes, net $ 1,951,000 609,000 Non-cash investing and financing activities: Accrued additions to property, plant and equipment $ 1,271,000 3,339,000 Adjustment to reflect redemption value of convertible preferred stock $ 8,157,000 3,447,000 Unpaid convertible preferred stock issuance costs $ 440,000 — Accrued deferred financing costs $ 821,000 173,000 Cash dividends declared on common stock but unpaid, including (reversal) accrual of dividend equivalents $ (36,000) 3,139,000 Accrued shelf registration costs $ 20,000 — See accompanying notes to condensed consolidated financial statements. Index COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited) 7

(1) General The accompanying Condensed Consolidated Financial Statements of Comtech Telecommunications Corp. and its subsidiaries ("Comtech," "we," "us," or "our") as of and for the three and six months ended January 31, 2024 and 2023 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. The preparation of our Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the Condensed Consolidated Financial Statements, and the reported amounts of net sales and expenses during the reported period. Actual results may differ from those estimates. Our Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements, filed with the Securities and Exchange Commission ("SEC"), for the fiscal year ended July 31, 2023 and the notes thereto contained in our Annual Report on Form 10-K, and all of our other filings with the SEC. Liquidity and Going Concern The accompanying unaudited Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation one year after the date these unaudited Condensed Consolidated Financial Statements are issued and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Pursuant to the requirements of ASC Topic 205-40, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern," we are required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. This evaluation does not take into consideration the potential mitigating effect of our plans that have not been fully implemented or are not within our control as of the date the unaudited Condensed Consolidated Financial Statements are issued. When substantial doubt exists, we evaluate whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of our plans, however, is only considered if both (i) it is probable that the plans will be effectively implemented within one year after the date that the unaudited Condensed Consolidated Financial Statements are issued, and (ii) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited Condensed Consolidated Financial Statements are issued. As of the date these financial statements were issued (the "issuance date"), we evaluated whether the following conditions or events, considered in the aggregate, raise substantial doubt about the Company's ability to continue as a going concern over the next twelve months beyond the issuance date. Over the past three fiscal years, we incurred operating losses of $14,660,000, $33,752,000, and $68,298,000 in fiscal 2023, 2022 and 2021, respectively. More recently, we recognized operating income of $2,973,000 and $5,059,000 in the three and six months ended January 31, 2024, respectively, including a $2,213,000 estimated gain on business divestiture, net. See Note (2) – “Business Divestiture” for further information. In addition, over the past three fiscal years, net cash used in operating activities was $4,433,000 and $40,638,000 in fiscal 2023 and 2021, respectively, and net cash provided by operating activities was $1,997,000 in fiscal 2022. More recently, net cash used in operating activities was $41,205,000 in the six months ended January 31, 2024. Such amount reflects a significant reduction in the level of our outstanding accounts payable due to the use of a substantial portion of the net cash proceeds from the $45,000,000 issuance of our Series B Convertible Preferred Stock on January 22, 2024. See Note (17) – “Convertible Preferred Stock” for further information. Index COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) 8

As of January 31, 2024, we were in compliance with all restrictive and financial covenants under our Credit Facility (see Note (10) – “Credit Facility” for defined terms). As of January 31, 2024, our Secured Leverage Ratio was 3.07x TTM Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.50x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of January 31, 2024 was 3.34x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA. Our Minimum Liquidity was $39,500,000 compared to the Minimum Liquidity requirement of $25,000,000. However, in light of the October 31, 2024 maturity date of the Credit Facility and status of our refinancing efforts, we anticipate that we may be unable to remain in compliance with one or more of our restrictive and financial covenants over the next twelve months beyond the issuance date. As disclosed in Note (10) – “Credit Facility,” on November 7, 2023, we entered into the Third Amended and Restated Credit Agreement which, effective January 31, 2024, among other things, lowered our borrowing limit under the Revolving Loan Facility from $150,000,000 to $140,000,000 and increased the quarterly Term Loan amortization payment from $1,250,000 to $1,875,000. On April 30, 2024 and July 31, 2024, if still outstanding, the Revolving Loan Facility would further step down to $135,000,000 and $130,000,000, respectively. As of the issuance date, our available sources of liquidity included cash and cash equivalents of approximately $20,100,000. In addition, as of the issuance date, borrowings under our Credit Facility aggregated $166,241,000, of which $136,854,000 and $29,387,000 related to the Revolving Loan Facility and Term Loan, respectively. As of the issuance date, there was approximately $2,665,000 of borrowing capacity under the Revolving Loan Facility. Our ability to meet our current obligations as they come due may be impacted by our ability to remain compliant with the financial covenants under our Credit Facility or to obtain waivers or amendments that impact the related financial covenants. If we are unable to satisfy certain covenants and not able to obtain waivers or amendments, such event would constitute an Event of Default and could cause an immediate acceleration and repayment of all outstanding principal, interest and fees due under our Credit Facility. If there is an Event of Default, there can be no assurances that we will be able to continue as a going concern, which could force us to delay, reduce or discontinue certain aspects of our business strategy. Additionally, our ability to meet future anticipated liquidity needs will largely depend on our ability to generate positive cash inflows from operations and/or secure other sources of outside capital. As it relates to sources of outside capital, the Series B Convertible Preferred Stock issued on January 22, 2024 allow us to raise up to $50,000,000 of shares of common stock without the consent of the holders of Series B Convertible Preferred Stock. Based on our current business plans, including projected capital expenditures, we do not believe our current level of cash and cash equivalents, or liquidity expected to be generated from future cash flows will be sufficient to fund our operations over the next twelve months beyond the issuance date and repay the outstanding borrowings scheduled to mature under the Credit Facility on or before October 31, 2024. In anticipation of this maturity, we engaged with third party financial advisors to assist us in our discussions and negotiations with our existing lenders and holders of Series B Convertible Preferred Stock to extend or refinance the Credit Facility and/or amend or restructure our Series B Convertible Preferred Stock, as well as seeking other sources of credit or outside capital. If we are unable to obtain sufficient, timely financial resources or outside capital, our business, financial condition and results of operations could be materially and adversely affected. Our ability to generate cash in the future or have sufficient access to credit from financial institutions and/or financing from public and/or private debt and equity markets on acceptable terms, or at all, (i) is subject to (a) general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control and (b) under certain circumstances, a majority vote consent right of the holders of the Series B Convertible Preferred Stock (as discussed further in Note (17) – "Convertible Preferred Stock"), and (ii) could (x) dilute the ownership interest of our stockholders, (y) include terms that adversely affect the rights of our common stockholders, or (z) restrict our ability to take specific actions such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. Also, our transition to sustained profitability is dependent upon the successful completion of our ongoing One Comtech transformation and integration of individual businesses into two segments and related restructuring activities to optimize our cost structure and reduce investments in working capital and/or capital expenditures. Index COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) 9

In addition to our plan to refinance the Credit Facility and/or secure new sources of credit or outside capital, our plans also include, among other things: • implementing certain cost savings and restructuring activities to reduce cash used in operations, as discussed further in Note (20) – “Cost Reduction;” • pursuing initiatives to reduce investments in working capital, namely accounts receivable and inventory; • improving process disciplines to attain and maintain profitable operations by entering into more favorable sales or service contracts; • reevaluating our business plans to identify opportunities to further reduce capital expenditures; • seeking opportunities to improve liquidity through any combination of debt and/or equity financing (including possibly restructuring our existing Series B Convertible Preferred Stock); and • seeking other strategic transactions and/or measures including, but not limited to, the potential sale or divestiture of assets. While we believe the implementation of some or all of the elements of our plans over the next twelve months beyond the issuance date will be successful, these plans are not all solely within management’s control and, as such, we can provide no assurance our plans are probable of being effectively implemented as of the issuance date. Therefore, these adverse conditions and events described above raise substantial doubt about our ability to continue as a going concern as of the issuance date. We prepared these unaudited condensed consolidated financial statements on a going concern basis, assuming our financial resources will be sufficient to meet our capital needs over the next twelve months and did not include any adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation for the next twelve months. CEO Transition Related On August 9, 2022, our Board of Directors appointed Ken Peterman as our Chairman of the Board, President and Chief Executive Officer ("CEO"). Transition costs related to our former President and CEO, Michael D. Porcelain, pursuant to his separation agreement with the Company, were $7,424,000, of which $3,764,000 related to the acceleration of unamortized stock based compensation, with the remaining $3,660,000 related to his severance payments and benefits upon termination of employment. The cash portion of the transition costs of $3,660,000 was paid to Mr. Porcelain in October 2022. Also, in connection with Mr. Peterman entering into an employment agreement with the Company, effective as of August 9, 2022, we incurred a $1,000,000 expense related to a cash sign-on bonus, which was paid to Mr. Peterman in January 2023. CEO transition costs related to Mr. Porcelain and Mr. Peterman were expensed in our Unallocated segment during the first quarter of fiscal 2023. There were no similar costs incurred in fiscal 2024. On March 12, 2024, Mr. Peterman's employment with the Company was terminated for cause and the Board of Directors appointed John Ratigan as interim CEO and Mark Quinlan as Chairman of the Board of Directors. Prior to the changes, Mr. Ratigan served as our Chief Corporate Development Officer and Mr. Quinlan served as a member of our Board of Directors. Upon termination of his employment, Mr. Peterman was deemed to have resigned from his position as Chairman of the Board of Directors and as a director pursuant to his employment contract. Index COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) 10

(2) Business Divestiture On November 7, 2023, we completed the divestiture of our solid-state RF microwave high power amplifiers and control components product line, which was included in our Satellite and Space Communications segment, pursuant to a stock sale agreement entered into on October 11, 2023 (the "PST Divestiture"). The preliminary sales price for this divestiture was $35,659,000 in cash (including adjustments for estimated closing date net working capital and cash on hand), plus contingent consideration of up to $5,000,000 based on the achievement of a revenue target or the receipt of an anticipated contract award as specified in the stock sale agreement. The sales price is subject to adjustment based on the final closing date net working capital of the divested business. We received cash proceeds of $32,477,000 at closing, net of $2,182,000 of transaction costs and $1,000,000 held in escrow until finalization of the closing date net working capital. We recognized an estimated pre-tax gain of $2,213,000 which is presented as "Gain on business divestiture, net" in our Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2024. The estimated pre-tax gain reflects the recognition of a $3,300,000 receivable for the estimated fair value of the contingent consideration and a $1,000,000 receivable for the amount held in escrow. These receivables are presented within “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheet as of January 31, 2024. We will subsequently measure the contingent consideration receivable as a gain contingency in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 450, "Contingencies," and subsequent changes in the carrying value of the contingent consideration receivable will be recorded as an adjustment to “Gain on business divestiture, net.” The carrying amount of the major classes of assets and liabilities related to the PST Divestiture ("PST Disposal Group") as of November 7, 2023 are as follows: Cash and cash equivalents $ (71,000) Accounts receivable, net 4,168,000 Inventories, net 17,822,000 Prepaid expenses and other current assets 201,000 Property, plant and equipment, net 2,790,000 Operating lease right-of-use assets, net 5,379,000 Goodwill 14,587,000 Other assets, net 35,000 Total assets of disposal group held for sale $ 44,911,000 Accounts payable $ 3,081,000 Accrued expenses and other current liabilities 1,622,000 Operating lease liabilities, current 545,000 Contract liabilities 656,000 Operating lease liabilities, non-current 4,894,000 Deferred tax liability, net (451,000) Total liabilities of disposal group held for sale $ 10,347,000 Index COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) 11

(3) Adoption of Accounting Standards and Updates We are required to prepare our Condensed Consolidated Financial Statements in accordance with the FASB ASC, which is the source for all authoritative U.S. generally accepted accounting principles, which are commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs"). During the six months ended January 31, 2024, the following FASB ASUs have been issued and incorporated into the FASB ASC and have not yet been adopted by us as of January 31, 2024: • FASB ASU No. 2023-07, which requires the disclosure of significant segment expenses, by reportable segment, regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. The disclosure of other segment items by reportable segment are also required and would constitute the difference between segment revenues less these significant segment expenses and reported segment profit or loss. On an annual basis, the update requires an entity to disclose the CODM's title and position, as well as describe how the CODM uses the reported measures. Additionally, all existing annual disclosures about segment profit or loss must be provided on an interim basis in addition to the disclosure of significant segment expenses and other segment items. This ASU is effective for fiscal years beginning after December 15, 2023 (our fiscal year beginning on August 1, 2024) and for interim periods within fiscal years beginning after December 15, 2024 (our interim period beginning on October 31, 2025), with early adoption permitted. We are evaluating the impact of this ASU on our Condensed Consolidated Financial Statements and disclosures. • FASB ASU No. 2023-09 enhances and establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Most notably under the new requirements is greater disaggregation of information in the effective tax rate reconciliation, including the inclusion of both percentages and amounts, specific categories, and additional information for reconciling items meeting a quantitative threshold defined by the guidance. Additionally, disclosures of income taxes paid and income tax expense must be disaggregated by federal, state and foreign taxes, with income taxes paid further disaggregated for individual jurisdictions that represent 5 percent or more of total income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 (our fiscal year beginning on August 1, 2025), with early adoption permitted. We are evaluating the impact of this ASU on our Condensed Consolidated Financial Statements and disclosures. Index COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) 12

(4) Revenue Recognition In accordance with FASB ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), we record revenue in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. Under ASC 606, we follow a five-step model to: (1) identify the contract with our customer; (2) identify our performance obligations in our contract; (3) determine the transaction price for our contract; (4) allocate the transaction price to our performance obligations; and (5) recognize revenue using one of the following two methods: • Over time - We recognize revenue using the over time method when there is a continuous transfer of control to the customer over the contractual period of performance. This generally occurs when we enter into a long- term contract relating to the design, development or manufacture of complex equipment or technology platforms to a buyer’s specification (or to provide services related to the performance of such contracts). Continuous transfer of control is typically supported by contract clauses which allow our customers to unilaterally terminate a contract for convenience, pay for costs incurred plus a reasonable profit and take control of work-in-process. Revenue recognized over time is generally based on the extent of progress toward completion of the related performance obligations. The selection of the method to measure progress requires judgment and is based on the nature of the products or services provided. In certain instances, typically for firm fixed-price contracts, we use the cost-to-cost measure because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion, including warranty costs. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Costs to fulfill generally include direct labor, materials, subcontractor costs, other direct costs and an allocation of indirect costs. When these contracts are modified, the additional goods or services are generally not distinct from those already provided. As a result, these modifications form part of an existing contract and we must update the transaction price and our measure of progress for the single performance obligation and recognize a cumulative catch-up to revenue and gross profits. For over time contracts using a cost-to-cost measure of progress, we have an estimate at completion ("EAC") process in which management reviews the progress and execution of our performance obligations. This EAC process requires management judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Since certain contracts extend over a long period of time, the impact of revisions in revenue and/or cost estimates during the progress of work may impact current period earnings through a cumulative adjustment. Additionally, if the EAC process indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract revenue and cost estimates for significant contracts are generally reviewed and reassessed at least quarterly. The cost-to-cost method is principally used to account for contracts in our Satellite and Space Communications segment and, to a lesser extent, certain location-based and messaging infrastructure contracts in our public safety and location technologies product line within our Terrestrial and Wireless Networks segment. For service-based contracts in our Terrestrial and Wireless Networks segment, we also recognize revenue over time. These services are typically recognized as a series of services performed over the contract term using the straight-line method, or based on our customers’ actual usage of the networks and platforms which we provide. • Point in time - When a performance obligation is not satisfied over time, we must record revenue using the point in time accounting method which generally results in revenue being recognized upon shipment or delivery of a promised good or service to a customer. This generally occurs when we enter into short-term contracts or purchase orders where items are provided to customers with relatively quick turn-around times. Modifications to such contracts and/or purchase orders, which typically provide for additional quantities or services, are accounted for as a new contract because the pricing for these additional quantities or services are based on standalone selling prices. Index COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) 13

Point in time accounting is principally applied to contracts in our satellite ground station technologies product line (which includes satellite modems, solid-state and traveling wave tube amplifiers). The contracts related to these product lines do not meet the requirements for over time revenue recognition because our customers cannot utilize the equipment for its intended purpose during any phase of our manufacturing process; customers do not simultaneously receive and/or consume the benefits provided by our performance; customers do not control the asset (i.e., prior to delivery, customers cannot direct the use of the asset, sell or exchange the equipment, etc.); and, although many of our contracts have termination for convenience clauses and/or an enforceable right to payment for performance completed to date, our performance creates an asset with an alternative use through the point of delivery. In determining that our equipment has alternative use, we considered the underlying manufacturing process for our products. In the early phases of manufacturing, raw materials and work in process (including subassemblies) consist of common parts that are highly fungible among many different types of products and customer applications. Finished products are either configured to our standard configuration or based on our customers’ specifications. Finished products, whether built to our standard specification or to a customers’ specification, can be sold to a variety of customers and across many different end use applications with minimal rework, if needed, and without incurring a significant economic loss. When identifying a contract with our customer, we consider when it has approval and commitment from both parties, if the rights of the parties are identified, if the payment terms are identified, if it has commercial substance and if collectability is probable. When identifying performance obligations, we consider whether there are multiple promises and how to account for them. In our contracts, multiple promises are separated if they are distinct, both individually and in the context of the contract. If multiple promises in a contract are highly interrelated or comprise a series of distinct services performed over time, they are combined into a single performance obligation. In some cases, we may also provide the customer with an additional service-type warranty, which we recognize as a separate performance obligation. Service-type warranties do not represent a significant portion of our consolidated net sales. When service-type warranties represent a separate performance obligation, the revenue is deferred and recognized ratably over the extended warranty period. Our contracts, from time-to-time, may also include options for additional goods and services. To date, these options have not represented material rights to the customer as the pricing for them reflects standalone selling prices. As a result, we do not consider options we offer to be performance obligations for which we must allocate a portion of the transaction price. In many cases, we provide assurance-type warranty coverage for some of our products for a period of at least one year from the date of delivery. When identifying the transaction price, we typically utilize the contract's stated price as a starting point. The transaction price in certain arrangements may include estimated amounts of variable consideration, including award fees, incentive fees or other provisions that can either increase or decrease the transaction price. We estimate variable consideration as the amount to which we expect to be entitled, and we include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the estimation uncertainty is resolved. The estimation of this variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (e.g., historical, current and forecasted) that is reasonably available to us. When allocating the contract’s transaction price, we consider each distinct performance obligation. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. We determine standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price taking into account available information such as market conditions, including geographic or regional specific factors, competitive positioning, internal costs, profit objectives and internally approved pricing guidelines related to the performance obligations. Index COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) 14

Most of our contracts with customers are denominated in U.S. dollars and typically are either firm fixed-price or cost reimbursable type contracts (including fixed-fee, incentive-fee and time-and-material type contracts). In almost all of our contracts with customers, we are the principal in the arrangement and report revenue on a gross basis. Transaction prices for contracts with U.S. domestic and international customers are usually based on specific negotiations with each customer and in the case of the U.S. government, sometimes based on estimated or actual costs of providing the goods or services in accordance with applicable regulations. Sales by geography and customer type, as a percentage of consolidated net sales, are as follows: Three months ended January 31, Six months ended January 31, 2024 2023 2024 2023 United States U.S. government 31.5% 29.8% 33.5% 30.9 % Domestic 42.9% 46.7% 41.5% 46.7 % Total United States 74.4% 76.5% 75.0% 77.6 % International 25.6% 23.5% 25.0% 22.4 % Total 100.0% 100.0% 100.0% 100.0 % Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. For the three and six months ended January 31, 2024, except for the U.S. government, there were no customers that represented more than 10.0% of consolidated net sales. For the three and six months ended January 31, 2023, included in domestic sales are sales to Verizon Communications Inc. ("Verizon"), which accounted for 11.3% and 11.9% of consolidated net sales, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10.0% of consolidated net sales for the three and six months ended January 31, 2024 and 2023. The following tables summarize our disaggregation of revenue consistent with information reviewed by our CODM for the three and six months ended January 31, 2024 and 2023. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors which impact our business: Three months ended January 31, 2024 Six months ended January 31, 2024 Satellite and Space Communications Terrestrial and Wireless Networks Total Satellite and Space Communications Terrestrial and Wireless Networks Total Geographical region and customer type U.S. government $ 41,701,000 573,000 $ 42,274,000 $ 94,707,000 1,169,000 $ 95,876,000 Domestic 8,804,000 48,830,000 57,634,000 24,756,000 94,020,000 118,776,000 Total United States 50,505,000 49,403,000 99,908,000 119,463,000 95,189,000 214,652,000 International 28,098,000 6,219,000 34,317,000 61,528,000 9,956,000 71,484,000 Total $ 78,603,000 55,622,000 $ 134,225,000 $ 180,991,000 105,145,000 $ 286,136,000 Contract type Firm fixed-price $ 71,425,000 55,622,000 $ 127,047,000 $ 156,833,000 105,145,000 $ 261,978,000 Cost reimbursable 7,178,000 — 7,178,000 24,158,000 — 24,158,000 Total $ 78,603,000 55,622,000 $ 134,225,000 $ 180,991,000 105,145,000 $ 286,136,000 Transfer of control Point in time $ 32,571,000 685,000 $ 33,256,000 $ 78,312,000 1,332,000 $ 79,644,000 Over time 46,032,000 54,937,000 100,969,000 102,679,000 103,813,000 206,492,000 Total $ 78,603,000 55,622,000 $ 134,225,000 $ 180,991,000 105,145,000 $ 286,136,000 Index COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) 15

Three months ended January 31, 2023 Six months ended January 31, 2023 Satellite and Space Communications Terrestrial and Wireless Networks Total Satellite and Space Communications Terrestrial and Wireless Networks Total Geographical region and customer type U.S. government $ 38,947,000 948,000 $ 39,895,000 $ 79,960,000 1,986,000 $ 81,946,000 Domestic 14,429,000 47,976,000 62,405,000 29,673,000 93,987,000 123,660,000 Total United States 53,376,000 48,924,000 102,300,000 109,633,000 95,973,000 205,606,000 International 27,031,000 4,394,000 31,425,000 51,647,000 7,611,000 59,258,000 Total $ 80,407,000 53,318,000 $ 133,725,000 $ 161,280,000 103,584,000 $ 264,864,000 Contract type Firm fixed-price $ 72,458,000 53,318,000 $ 125,776,000 $ 142,333,000 103,584,000 $ 245,917,000 Cost reimbursable 7,949,000 — 7,949,000 18,947,000 — 18,947,000 Total $ 80,407,000 53,318,000 $ 133,725,000 $ 161,280,000 103,584,000 $ 264,864,000 Transfer of control Point in time $ 66,287,000 1,642,000 $ 67,929,000 $ 121,287,000 1,726,000 $ 123,013,000 Over time 14,120,000 51,676,000 65,796,000 39,993,000 101,858,000 141,851,000 Total $ 80,407,000 53,318,000 $ 133,725,000 $ 161,280,000 103,584,000 $ 264,864,000 The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on our Condensed Consolidated Balance Sheet. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. For certain contracts with provisions that are intended to protect customers in the event we do not satisfy our performance obligations, billings occur subsequent to revenue recognition, resulting in unbilled receivables. Under ASC 606, unbilled receivables constitute contract assets. There were no material impairment losses recognized on contract assets during the three and six months ended January 31, 2024 and 2023, respectively. On large long-term contracts, and for contracts with international customers that do not do business with us regularly, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to-date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract. Under the typical payment terms for our contracts accounted for at a point in time, costs are accumulated in inventory until the time of billing, which generally coincides with revenue recognition. Of the current contract liability balance of $66,351,000 at July 31, 2023 and $64,601,000 at July 31, 2022, $30,057,000 and $34,126,000 was recognized as revenue during the six months ended January 31, 2024 and 2023, respectively. We recognize the incremental costs to obtain or fulfill a contract as an expense when incurred if the amortization period of the asset is one year or less; otherwise, such costs are capitalized and amortized over the estimated life of the contract. During the six months ended January 31, 2024 and 2023, incremental costs to obtain or fulfill contracts with an amortization period greater than one year were not material. Commissions payable to our internal sales and marketing employees or contractors that are incremental to the acquisition of long-term customer contracts are capitalized and amortized consistent with the pattern of revenue recognition through cost of sales on our Condensed Consolidated Statements of Operations. Commissions payable that are not incremental to the acquisition of long-term contracts are expensed as incurred in selling, general and administrative expenses on our Condensed Consolidated Statements of Operations. Index COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) 16

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under indefinite delivery / indefinite quantity ("IDIQ") contracts. As of January 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $680,092,000 (which represents the amount of our consolidated funded backlog). We estimate that a substantial portion of our remaining performance obligations at January 31, 2024 will be completed and recognized as revenue during the next twenty-four month period, with the rest thereafter. During the six months ended January 31, 2024, revenue recognized from performance obligations satisfied, or partially satisfied, in previous periods (for example due to changes in the transaction price) was not material. Net sales for the three and six months ended January 31, 2024 include a net reduction of $1,310,000 and a net increase of $395,000, respectively, relating to corrections on certain contracts in our Satellite and Space Communications segment. (5) Fair Value Measurements and Financial Instruments Using the fair value hierarchy described in FASB ASC 820 "Fair Value Measurements and Disclosures," we valued our cash and cash equivalents using Level 1 inputs that were based on quoted market prices. We believe that the carrying amounts of our other current financial assets (such as accounts receivable) and other current liabilities (including accounts payable, accrued expenses and the current portion of long-term debt) approximate their fair values due to their short-term maturities. As further discussed in Note (17) - "Convertible Preferred Stock," we used Level 3 inputs to value warrants contingently issuable under the terms of our Series B Convertible Preferred Stock. Level 3 inputs are unobservable inputs developed using the best available information under the circumstances. Level 3 inputs are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect our assumptions related to how market participants would use similar inputs to price the asset or liability. Upon issuance of the Series B Convertible Preferred Stock on January 22, 2024, and as of January 31, 2024, we determined the fair value of the warrants using the Monte Carlo simulation model with the following assumptions: expected life of six months; risk free rate of 5.2%; expected volatility of 55.0%; and dividend yield of 0%. As of January 31, 2024 and July 31, 2023, other than the cash and cash equivalents and warrants discussed above, we had no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820. (6) Earnings Per Share Our basic earnings per share ("EPS") is computed based on the weighted average number of common shares (including vested but unissued stock units, share units, performance shares and restricted stock units ("RSUs")) outstanding during each respective period. Our diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of equity-classified stock-based awards, settlement of escrow arrangements related to our acquisition of UHP Networks Inc. ("UHP") and the assumed conversion of Convertible Preferred Stock, if dilutive, outstanding during each respective period. Pursuant to FASB ASC 260 "Earnings Per Share" ("ASC 260"), shares whose issuance is contingent upon the satisfaction of certain conditions are included in diluted EPS based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period. When calculating our diluted earnings per share, we consider the amount an employee must pay upon assumed exercise of stock-based awards and the amount of stock-based compensation cost attributed to future services and not yet recognized. There were no repurchases of our common stock during the three and six months ended January 31, 2024 and 2023. See Note (18) - "Stockholders’ Equity" for more information. Index COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) 17

Weighted average stock options, RSUs and restricted stock outstanding of 1,111,000 and 967,000 shares for the three months ended January 31, 2024 and 2023, respectively, and 1,139,000 and 1,023,000 shares for the six months ended January 31, 2024 and 2023, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. Our EPS calculations exclude 719,000 and 431,000 weighted average performance shares outstanding for the three months ended January 31, 2024 and 2023, respectively, and 699,000 and 352,000 for the six months ended January 31, 2024 and 2023, respectively, as the performance conditions have not yet been satisfied. However, the numerator for EPS calculations for each respective period is reduced by the compensation expense related to these awards. Weighted average common shares of 162,000 and 324,000 for the three and six months ended January 31, 2024 and 2023, respectively, related to our acquisition of UHP in March 2021 were not included in our diluted EPS calculation because their effect would have been anti-dilutive. Weighted average common shares underlying the assumed conversion of convertible preferred stock, on an if- converted basis, of 6,866,000 and 4,533,000 for the three months ended January 31, 2024 and 2023, respectively, and 5,812,000 and 4,496,000 for the six months ended January 31, 2024 and 2023, respectively, were not included in our diluted EPS calculation for the respective periods because their effect would have been anti-dilutive. As a result, the numerator for our basic and diluted EPS calculation for the three and six months ended January 31, 2024 and 2023 is the respective net loss attributable to common stockholders. The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations: Three months ended January 31, Six months ended January 31, 2024 2023 2024 2023 Numerator: Net loss $ (10,558,000) (4,805,000) $ (11,995,000) (15,901,000) Loss on extinguishment of convertible preferred stock (13,640,000) — (13,640,000) — Convertible preferred stock issuance costs (4,273,000) — (4,273,000) — Dividend on convertible preferred stock (2,061,000) (1,737,000) (3,884,000) (3,447,000) Net loss attributable to common stockholders $ (30,532,000) (6,542,000) $ (33,792,000) (19,348,000) Denominator: Denominator for basic and diluted calculation 28,662,000 27,954,000 28,704,000 27,892,000 As discussed further in Note (17) - "Convertible Preferred Stock," such shares of preferred stock represent a "participating security" as defined in ASC 260. As a result, our EPS calculations for the three and six months ended January 31, 2024 and 2023 were based on the two-class method. Given the net loss attributable to common stockholders for the three and six months ended January 31, 2024 and 2023, there was no impact of applying the two- class method to our reported basic or diluted earnings per common share. Index COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) 18

(7) Accounts Receivable Accounts receivable consist of the following at: January 31, 2024 July 31, 2023 Receivables from commercial and international customers $ 53,581,000 52,438,000 Unbilled receivables from commercial and international customers 75,935,000 54,469,000 Receivables from the U.S. government and its agencies 9,846,000 31,149,000 Unbilled receivables from the U.S. government and its agencies 61,580,000 27,192,000 Total accounts receivable 200,942,000 165,248,000 Less allowance for doubtful accounts 2,394,000 2,089,000 Accounts receivable, net $ 198,548,000 163,159,000 Unbilled receivables as of January 31, 2024 relate to contracts-in-progress for which revenue has been recognized, but for which we have not yet earned the right to bill the customer for work performed to-date. Under ASC 606, unbilled receivables constitute contract assets. Management estimates that a substantial portion of the amounts not yet billed at January 31, 2024 will be billed and collected within one year. Accounts receivable in the table above excludes $10,000 and $2,993,000 of long-term unbilled receivables presented within "Other assets, net" in the Condensed Consolidated Balance Sheets as of January 31, 2024 and July 31, 2023, respectively. As of January 31, 2024, except for the U.S. government (and its agencies), which represented 35.5% of total accounts receivable, there were no other customers which accounted for greater than 10% of total accounts receivable. As of July 31, 2023, except for the U.S. government (and its agencies) and AT&T, which represented 35.3% and 11.0% of total accounts receivable, respectively, there were no other customers which accounted for greater than 10% of total accounts receivable. (8) Inventories Inventories consist of the following at: January 31, 2024 July 31, 2023 Raw materials and components $ 73,451,000 87,139,000 Work-in-process and finished goods 30,508,000 43,365,000 Total inventories 103,959,000 130,504,000 Less reserve for excess and obsolete inventories 18,171,000 24,659,000 Inventories, net $ 85,788,000 105,845,000 As of January 31, 2024 and July 31, 2023, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $4,649,000 and $5,911,000, respectively, and the amount of inventory related to contracts from third-party commercial customers who outsource their manufacturing to us was $2,597,000 and $3,277,000, respectively. Index COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) 19

(9) Accrued Expenses and Other Current Liabilities Accrued expenses and other current liabilities consist of the following at: January 31, 2024 July 31, 2023 Accrued wages and benefits $ 18,669,000 21,994,000 Accrued contract costs 17,168,000 19,041,000 Accrued warranty obligations 6,844,000 8,285,000 Accrued commissions and royalties 4,799,000 4,659,000 Accrued legal costs 616,000 688,000 Other 11,592,000 12,323,000 Accrued expenses and other current liabilities $ 59,688,000 66,990,000 Accrued contract costs represent direct and indirect costs on contracts as well as estimates of amounts owed for invoices not yet received from vendors or reflected in accounts payable. Accrued warranty obligations as of January 31, 2024 relate to estimated liabilities for assurance type warranty coverage that we provide to our customers. We generally provide warranty coverage for some of our products for a period of at least one year from the date of delivery. We record a liability for estimated warranty expense based on historical claims, product failure rates, consideration of contractual obligations, future costs to resolve software issues and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs. Changes in our accrued warranty obligations during the six months ended January 31, 2024 and 2023 were as follows: Six months ended January 31, 2024 2023 Balance at beginning of period $ 8,285,000 9,420,000 (Benefit from) provision for warranty obligations (27,000) 555,000 Adjustments for changes in estimates (100,000) (1,500,000) Charges incurred (896,000) (922,000) PST Divestiture (418,000) — Balance at end of period $ 6,844,000 7,553,000 Index COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) 20

(10) Credit Facility On October 31, 2018, we entered into a First Amended and Restated Credit Agreement with a syndicate of lenders. On November 30, 2022, we refinanced the amount of such debt outstanding by entering into a Second Amended and Restated Credit Agreement (the "Prior Credit Facility"). On November 7, 2023, in connection with the PST Divestiture, we entered into a Third Amended and Restated Credit Agreement (the “Credit Facility”), amending the Prior Credit Facility (collectively, the "Credit Facilities"), which provides for a senior secured loan facility of up to $200,000,000 consisting of: (i) a revolving loan facility (the “Revolving Loan Facility”) with an initial borrowing limit of $150,000,000, including a $20,000,000 letter of credit sublimit; and (ii) a $50,000,000 term loan A (the “Term Loan”). The Credit Facility, which has a maturity date of October 31, 2024 (the “Maturity Date”), was amended to (i) allow us to apply 50%, or $16,239,000, of the closing net cash proceeds from the PST Divestiture to repay a portion of the Revolving Loan Facility, instead of applying all closing net cash proceeds to repay a portion of the Term Loan. The Credit Facility, as amended, also provides for the following: (i) effective January 31, 2024, (a) our borrowing limit under the Revolving Loan Facility reduced to $140,000,000 (with two more reductions of $5,000,000 each on April 30, 2024 and July 31, 2024, respectively); (b) the Term Loan amortization increased from $1,250,000 to $1,875,000 per quarter, with the remaining balance due upon maturity; (c) the accordion and swingline loan features were both eliminated; (d) the Applicable Rate increased 0.25%; (e) cash in excess of $20,000,000 on the last day of any week is required to repay borrowings under the Revolving Loan Facility; and (f) financial covenants are measured on a monthly basis beginning February 2024. In connection with entering the Credit Facilities, we capitalized $5,941,000 of total financing costs and accounted for the amendments as debt modifications. The amount outstanding under our Credit Facilities was as follows: January 31, 2024 July 31, 2023 Term Loan $ 29,387,000 $ 48,125,000 Less unamortized deferred financing costs related to Term Loan 817,000 621,000 Term Loan, net 28,570,000 47,504,000 Revolving Loan Facility 139,519,000 116,900,000 Amount outstanding under Credit Facilities, net $ 168,089,000 $ 164,404,000 Less current portion of long-term debt 168,089,000 4,375,000 Non-current portion of long-term debt $ — $ 160,029,000 At January 31, 2024, we had $481,000 of standby letters of credit outstanding under our Credit Facility related to guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During the six months ended January 31, 2024, we had outstanding balances under the Credit Facility ranging from $164,323,000 to $196,800,000. As of January 31, 2024, total net deferred financing costs related to the Credit Facility were $3,559,000 and being amortized over the term of our Credit Facility through the Maturity Date. Interest expense related to our Credit Facilities, including amortization of deferred financing costs, recorded during the three months ended January 31, 2024 and 2023 was $5,246,000 and $3,761,000, respectively. Interest expense related to our Credit Facilities including amortization of deferred financing costs, recorded during the six months ended January 31, 2024 and 2023 was $10,157,000 and $6,001,000, respectively. Our blended interest rate approximated 11.34% and 8.80%, respectively, for the three months ended January 31, 2024 and 2023 and 10.94% and 7.40%, respectively, for the six months ended January 31, 2024 and 2023. Index COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) 21

Borrowings under the Revolving Loan Facility and Term Loan are either: (i) Alternate Base Rate borrowings, which would bear interest from the applicable borrowing date at a rate per annum equal to (x) the highest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the Adjusted Term SOFR for a one-month tenor in effect on such day (or, if such day is not a business day, the immediately preceding business day) plus 1.00%, plus (y) the Applicable Rate, or (ii) SOFR borrowings, which would bear interest from the applicable borrowing date at a rate per annum equal to (x) the Adjusted Term SOFR for such interest period plus (y) the Applicable Rate. Determination of the Applicable Rate is based on a pricing grid dependent upon our Leverage Ratio as of the end of each fiscal quarter for which consolidated financial statements have been most recently delivered. The Credit Facility contains customary representations, warranties and affirmative covenants. The Credit Facility also contains customary conditions to drawing the Revolving Loan Facility and customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, including the disposition of assets by any Loan Party to any Subsidiary that is not a Subsidiary Loan Party, (vi) restricted payments, including stockholder dividends, (vii) distributions, including the repayment of subordinated intercompany and third party indebtedness, and (viii) certain other restrictive agreements. The Credit Facility also contains certain financial covenants and customary events of default (subject to grace periods, as appropriate), such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe the negative covenants and other covenants related to the operation of our business. In addition, under certain circumstances, we may be required to enter into amendments to the Credit Facility in connection with any further syndication of the Credit Facility. As of January 31, 2024, our Secured Leverage Ratio was 3.07x trailing twelve months ("TTM") Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA"), compared to the maximum allowable Secured Leverage Ratio of 3.50x TTM Adjusted EBITDA as of January 31, 2024 and for the remaining term of the Credit Facility; our Interest Expense Coverage Ratio was 3.34x TTM Adjusted EBITDA, compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA as of January 31, 2024 and for the remaining term of the Credit Facility; and our Minimum Liquidity was $39,500,000, compared to the Minimum Liquidity requirement of $25,000,000 as of January 31, 2024 and for the remaining term of the Credit Facility. The obligations under the Credit Facility are guaranteed by certain of our domestic and foreign subsidiaries (the “Guarantors”). As collateral security under the Credit Facility and the guarantees thereof, we and the Guarantors granted to the administrative agent, for the benefit of the lenders, a lien on, and first priority security interest in, substantially all of our tangible and intangible assets. Capitalized terms used but not defined herein have the meanings set forth for such terms in the Credit Facility, which has been documented and filed with the SEC. The Credit Facility Maturity Date is less than one year out from the balance sheet date and, because as of such date we have not entered into an agreement to extend the Maturity Date or refinance our existing Credit Facility, the outstanding amount of debt is classified as a current liability on our balance sheet as of January 31, 2024. In anticipation of the upcoming Maturity Date, we engaged third-party financial advisors to assist us with the refinancing of our existing Credit Facility and/or amending or restructuring our Series B Convertible Preferred Stock, seeking other sources of credit or outside capital and evaluating other capital structure-related alternatives and mitigating plans. Index COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) 22

(11) Leases Our leases historically relate to the leasing of facilities and equipment. In accordance with FASB ASC 842 - "Leases" ("ASC 842"), we determine at inception whether an arrangement is, or contains, a lease and whether the lease should be classified as an operating or a financing lease. At lease commencement, we recognize a right-of-use ("ROU") asset and lease liability based on the present value of the future lease payments over the estimated lease term. We have elected to not recognize a ROU asset or lease liability for any leases with terms of twelve months or less. Instead, for such short-term leases, we recognize lease expense on a straight-line basis over the lease term. Certain of our leases include options to extend the term of the lease or to terminate the lease early. When it is reasonably certain that we will exercise a renewal option or will not exercise a termination option, we include the impact of exercising or not exercising such option, respectively, in the estimate of the lease term. As our lease agreements do not explicitly state the discount rate implicit in the lease, we use our incremental borrowing rate ("IBR") on the commencement date to calculate the present value of future lease payments. Such IBR represents our estimated rate of interest to borrow on a collateralized basis over a term commensurate with the expected lease term. Some of our leases include payments that are based on the Consumer Price Index ("CPI") or other similar indices. These variable lease payments are included in the calculation of the ROU asset and lease liability using the index as of the lease commencement date. Other variable lease payments, such as common area maintenance, property taxes, and usage-based amounts, are required by ASC 842 to be excluded from the ROU asset and lease liability and expensed as incurred. In addition to the present value of the future lease payments, the calculation of the ROU asset would also consider, to the extent applicable, any deferred rent upon adoption, lease pre-payments or initial direct costs of obtaining the lease (e.g., such as commissions). For all classes of leased assets, we elected the practical expedient to not separate lease components (i.e., the actual item being leased, such as the facility or piece of equipment) from non-lease components (i.e., the distinct elements of a contract not related to securing the use of the leased asset, such as common area maintenance and consumable supplies). Certain of our facility lease agreements (which are classified as operating leases) contain rent holidays or rent escalation clauses. For rent holidays and rent escalation clauses during the lease term, we record rental expense on a straight-line basis over the term of the lease. As of January 31, 2024, none of our leases contained a residual value guarantee and covenants included in our lease agreements are customary for the types of facilities and equipment being leased. The components of lease expense are as follows: Three months ended January 31, Six months ended January 31, 2024 2023 2024 2023 Finance lease expense: Amortization of ROU assets $ — 1,000 $ — 4,000 Operating lease expense 2,080,000 2,756,000 4,338,000 5,593,000 Short-term lease expense 65,000 117,000 173,000 218,000 Variable lease expense 916,000 1,011,000 1,945,000 2,098,000 Sublease income (16,000) (16,000) (33,000) (33,000) Total lease expense $ 3,045,000 3,869,000 $ 6,423,000 7,880,000 Index COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) 23

Additional information related to leases is as follows: Six months ended January 31, 2024 2023 Cash paid for amounts included in the measurement of lease liabilities: Operating leases - Operating cash outflows $ 4,439,000 $ 5,593,000 Finance leases - Financing cash outflows — 4,000 ROU assets obtained in the exchange for lease liabilities (non-cash): Operating leases $ 20,000 $ 2,838,000 The following table is a reconciliation of future cash flows relating to operating lease liabilities presented on our Condensed Consolidated Balance Sheet as of January 31, 2024: Remainder of fiscal 2024 $ 4,405,000 Fiscal 2025 8,138,000 Fiscal 2026 6,701,000 Fiscal 2027 4,596,000 Fiscal 2028 3,856,000 Thereafter 18,867,000 Total future undiscounted cash flows 46,563,000 Less: Present value discount 5,348,000 Lease liabilities $ 41,215,000 Weighted-average remaining lease terms (in years) 8.13 Weighted-average discount rate 3.47% As of January 31, 2024, we do not have any material rental commitments that have not already commenced. (12) Income Taxes Our effective tax rate for the three months ended January 31, 2024 was (230.6)%, which includes a net discrete tax benefit of $286,000 primarily related to the PST Divestiture. Our effective tax rate for the six months ended January 31, 2024 was (100.8)%, which includes a net discrete tax expense of $1,762,000 primarily related to the anticipated timing of the settlement of contingent consideration related to the PST Divestiture. Upon settlement of the contingent consideration, if any, we would expect an offsetting net discrete tax benefit due to the utilization of capital losses that had been previously subject to a full valuation allowance. Our effective tax rate for the three months ended January 31, 2023 was 4.4%, which includes a net discrete tax expense of $122,000 primarily related to the settlement of stock-based awards, partially offset by the finalization of certain tax accounts in connection with the filing of our fiscal 2022 Canadian income tax returns. Our effective tax rate for the six months ended January 31, 2023 was 5.0%, which includes a nominal net discrete tax expense primarily related to the settlement of stock-based awards, partially offset by the deductible portion of CEO transition costs. Excluding discrete items, our effective tax rate for the three and six months ended January 31, 2024 and 2023 was (52.0)% and 11.0%, respectively. For purposes of determining our estimated annual effective tax rate for fiscal 2024, the estimated gain on the PST Divestiture is considered a significant, unusual or infrequently occurring discrete tax item and is excluded from the computation of our effective tax rate. For purposes of determining our estimated annual effective tax rate for fiscal 2023, CEO transition costs are considered significant, unusual or infrequently occurring discrete tax items and are excluded from the computation of our effective tax rate. The change in rate from 11.0% to (52.0)% is primarily due to changes in expected product and geographic mix. Index COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) 24

At January 31, 2024 and July 31, 2023, total unrecognized tax benefits were $9,115,000 and $9,166,000, respectively, including interest of $286,000 and $210,000, respectively. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our consolidated financial statements. We believe it is reasonably possible that the gross unrecognized tax benefits could decrease by as much as $610,000 in the next twelve months due to the expiration of a statute of limitations related to federal, state and foreign tax positions. Our U.S. federal income tax returns for fiscal 2020 through 2022 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2019 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition. (13) Stock-Based Compensation Overview In December 2023, our stockholders approved the Comtech Telecommunications Corp. 2023 Equity and Incentive Plan (the “2023 Plan”). The 2023 Plan replaced the Comtech Telecommunications Corp. Amended and Restated 2000 Stock Incentive Plan (the "Prior Plan" and collectively the "Plans"). Under the 2023 Plan, the number of shares of common stock initially available for all awards, other than substitute awards granted in connection with a corporate transaction, will be (i) 1,600,000 shares plus (ii) 69,683 shares of common stock that were available for awards under the Prior Plan, as of the effective date of the 2023 Plan. We issue stock-based awards to certain of our employees and our Board of Directors pursuant to the 2023 Plan, as amended and/or restated from time to time and our 2001 Employee Stock Purchase Plan, as amended and/or restated from time to time (the "ESPP"), and recognize related stock-based compensation in our condensed consolidated financial statements. The 2023 Plan provides for the granting to employees and consultants of Comtech (including prospective employees and consultants): (i) incentive and non-qualified stock options, (ii) restricted stock units ("RSUs"), (iii) RSUs with performance measures (which we refer to as "performance shares"), (iv) restricted stock, (v) stock units (reserved for issuance to non-employee directors) and share units (reserved for issuance to employees) (collectively, "share units") and (vi) stock appreciation rights ("SARs"), among other types of awards. Our non- employee directors are eligible to receive non-discretionary grants of stock-based awards, subject to certain limitations. As of January 31, 2024, the aggregate number of shares of common stock which may be issued, pursuant to the 2023 Plan and the Prior Plan, may not exceed 13,562,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and employee purchases under the ESPP with the issuance of new shares of our common stock. As of January 31, 2024, we had granted stock-based awards pursuant to the Plans representing the right to purchase and/or acquire an aggregate of 11,415,102 shares (net of 5,914,873 expired and canceled awards), of which an aggregate of 9,163,888 have been exercised or settled. As of January 31, 2024, the following stock-based awards, by award type, were outstanding: January 31, 2024 Stock options 224,580 Performance shares 827,802 RSUs, restricted stock, share units and other stock-based awards 1,198,832 Total 2,251,214 Our ESPP provides for the issuance of up to 1,300,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value on the first or last day of each calendar quarter, whichever is lower. Through January 31, 2024, we have cumulatively issued 1,022,623 shares of our common stock to participating employees in connection with our ESPP. Index COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) 25

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations: Three months ended January 31, Six months ended January 31, 2024 2023 2024 2023 Cost of sales $ 131,000 153,000 $ 413,000 311,000 Selling, general and administrative expenses 1,991,000 1,015,000 4,167,000 1,663,000 Research and development expenses 67,000 100,000 254,000 198,000 Stock-based compensation expense before CEO transition costs 2,189,000 1,268,000 4,834,000 2,172,000 CEO transition costs related to equity- classified stock-based awards — — — 3,764,000 Total stock-based compensation expense before income tax benefit 2,189,000 1,268,000 4,834,000 5,936,000 Estimated income tax benefit (484,000) (293,000) (1,068,000) (786,000) Net stock-based compensation expense $ 1,705,000 975,000 $ 3,766,000 5,150,000 Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At January 31, 2024, unrecognized stock-based compensation of $11,864,000, net of estimated forfeitures of $723,000, is expected to be recognized over a weighted average period of 2.2 years. Total stock-based compensation capitalized and included in ending inventory at both January 31, 2024 and July 31, 2023 was $198,000. Stock-based compensation expense, by award type, is summarized as follows: Three months ended January 31, Six months ended January 31, 2024 2023 2024 2023 Stock options $ 12,000 19,000 $ 31,000 44,000 Performance shares 585,000 281,000 942,000 355,000 RSUs, restricted stock and share units 1,566,000 937,000 3,810,000 1,711,000 ESPP 26,000 31,000 51,000 62,000 Stock-based compensation expense before CEO transition costs 2,189,000 1,268,000 4,834,000 2,172,000 CEO transition costs related to equity- classified stock-based awards — — — 3,764,000 Total stock-based compensation expense before income tax benefit 2,189,000 1,268,000 4,834,000 5,936,000 Estimated income tax benefit (484,000) (293,000) (1,068,000) (786,000) Net stock-based compensation expense $ 1,705,000 975,000 $ 3,766,000 5,150,000 ESPP stock-based compensation expense primarily relates to the 15% discount offered to participants in the ESPP. The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability on our Condensed Consolidated Balance Sheets as of January 31, 2024 and July 31, 2023. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting. Index COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) 26

Stock Options The following table summarizes the Plan's activity: Awards (in Shares) Weighted Average Exercise Price Weighted Average Remaining Contractual Term (Years) Aggregate Intrinsic Value Outstanding at July 31, 2023 240,510 23.96 Expired/canceled (6,250) 24.31 Outstanding at October 31, 2023 234,260 $ 23.95 Expired/canceled (9,680) 24.25 Outstanding at January 31, 2024 224,580 $ 23.93 3.58 $ — Exercisable at January 31, 2024 201,880 $ 24.61 3.27 $ — Vested and expected to vest at January 31, 2024 223,916 $ 23.95 3.57 $ — Stock options outstanding as of January 31, 2024 have exercise prices ranging from $17.88 - $33.94, representing the fair market value of our common stock on the date of grant, a contractual term of ten years and a vesting period of five years. Performance Shares, RSUs, Restricted Stock Share Units and Other Stock-based Awards The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock, share units and other stock-based awards: Awards (in Shares) Weighted Average Grant Date Fair Value Aggregate Intrinsic Value Outstanding at July 31, 2023 1,876,230 $ 13.21 Granted 913,908 9.93 Settled (296,198) 16.03 Canceled/Forfeited (41,814) 15.80 Outstanding at October 31, 2023 2,452,126 11.60 Settled (383,565) 10.64 Canceled/Forfeited (41,927) 12.78 Outstanding at January 31, 2024 2,026,634 $ 11.76 $ 12,828,592 Vested at January 31, 2024 452,444 $ 14.98 $ 2,863,969 Vested and expected to vest at January 31, 2024 1,960,958 $ 11.79 $ 12,412,866 The total intrinsic value relating to fully-vested awards settled during the three and six months ended January 31, 2024 was $4,789,000 and $7,445,000, respectively. The total intrinsic value relating to fully-vested awards settled during the three and six months ended January 31, 2023 was $195,000 and $2,964,000, respectively. The performance shares granted to employees principally vest over a three-year performance period, if pre-established performance goals are attained, or as specified pursuant to the Plan and related agreements. As of January 31, 2024, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level, except for our former CEO's, whose achievement was based on maximum performance pursuant to their pre-existing change-in-control agreements. Index COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) 27

RSUs and restricted stock granted to non-employee directors prior to August 2022 had a vesting period of five years and are convertible into shares of our common stock generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain circumstances. Commencing in August 2022, such awards have a vesting period of one year. RSUs granted to employees prior to August 2022 have a vesting period of five years and are convertible into shares of our common stock generally at the time of vesting, on a one-for-one basis for no cash consideration. Commencing in August 2022, such RSUs have a vesting period of three years. Share units granted prior to July 31, 2017 were vested when issued and are convertible into shares of our common stock, generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain circumstances. Share units granted on or after July 31, 2017 were granted to certain employees in lieu of non-equity incentive compensation and are convertible into shares of our common stock on the one-year anniversary of the respective grant date. The fair value of performance shares, RSUs, restricted stock and share units is determined using the closing market price of our common stock on the date of grant, less the present value of any estimated future dividend equivalents such awards are not entitled to receive and an applicable estimated discount for any post-vesting transfer restrictions. RSUs, performance shares and restricted stock are entitled to dividend equivalents, as applicable, unless forfeited before vesting occurs. Share units and other stock-based awards would be entitled to dividend equivalents while the underlying shares are unissued. Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of settlement of the underlying award. During the three and six months ended January 31, 2024, we reversed $13,000 and $36,000, respectively, of previously accrued dividend equivalents due to forfeitures and paid out $151,000 and $265,000, respectively. During the three and six months ended January 31, 2023, we accrued $163,000 and $364,000, respectively, of dividend equivalents (net of forfeitures) and paid out $4,000 and $350,000, respectively. Accrued dividend equivalents were recorded as a reduction to retained earnings. As of January 31, 2024 and July 31, 2023, accrued dividend equivalents were $390,000 and $691,000, respectively. With respect to the actual settlement of stock-based awards for income tax reporting, during the three and six months ended January 31, 2024, we recorded an income tax benefit of $141,000 and income tax expense of $303,000, respectively, and during the three and six months ended January 31, 2023, we recorded an income tax expense of $182,000 and $545,000, respectively. (14) Segment Information Reportable operating segments are determined based on Comtech’s management approach. The management approach, as defined by FASB ASC 280 "Segment Reporting" is based on the way that the CODM organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. Our CODM, for purposes of FASB ASC 280, is our Chief Executive Officer. Satellite and Space Communications is organized into three technology areas: satellite modem technologies and amplifier technologies, troposcatter and SATCOM solutions, and space components and antennas. This segment offers customers: satellite ground station technologies, services and system integration that facilitate the transmission of voice, video and data over GEO, MEO and LEO satellite constellations, including solid-state and traveling wave tube power amplifiers, modems, VSAT platforms and frequency converters; satellite communications and tracking antenna systems, including high precision full motion fixed and mobile X/Y tracking antennas, RF feeds, reflectors and radomes; over-the-horizon microwave equipment that can transmit digitized voice, video, and data over distances up to 200 miles using the troposphere and diffraction, including the Comtech COMET™; and procurement and supply chain management of high reliability Electrical, Electronic and Electromechanical ("EEE") parts for satellite, launch vehicle and manned space applications. Index COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) 28

Terrestrial and Wireless Networks is organized into three service areas: next generation 911 and call delivery, Solacom call handling solutions, and trusted location and messaging solutions. This segment offers customers: SMS text to 911 services, providing alternate paths for individuals who need to request assistance (via text messaging) a method to reach Public Safety Answering Points ("PSAPs"); next generation 911 solutions, providing emergency call routing, location validation, policy-based routing rules, logging and security functionality; Emergency Services IP Network transport infrastructure for emergency services communications and support of next generation 911 services; call handling applications for PSAPs; wireless emergency alerts solutions for network operators; and software and equipment for location-based and text messaging services for various applications, including for public safety, commercial and government services. Our CODM primarily uses a metric that we refer to as Adjusted EBITDA to measure an operating segment’s performance and to make decisions about resources to be allocated. Our Adjusted EBITDA metric for the Satellite and Space Communications and Terrestrial and Wireless Networks segments do not consider allocation of any indirect expenses that are unrelated to the segment's operations, or any of the following: income taxes, interest, change in fair value of the convertible preferred stock purchase option liability, write-off of deferred financing costs, amortization of stock-based compensation, amortization of intangibles, depreciation expense, amortization of cost to fulfill assets, acquisition plan expenses, restructuring costs, COVID-19 related costs, strategic emerging technology costs (for next- generation satellite technology), facility exit costs, CEO transition costs, proxy solicitation costs, strategic alternatives expenses and other. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Any amounts shown in the Adjusted EBITDA calculation for our Satellite and Space Communications and Terrestrial and Wireless Networks segments are directly attributable to those segments. Our Adjusted EBITDA is also used by our management in assessing the Company's operating results. Although closely aligned, the Company's definition of Adjusted EBITDA is different than the Consolidated EBITDA (as such term is defined in our Credit Facility) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and, therefore, may not be comparable to similarly titled measures used by other companies. Operating segment information, along with a reconciliation of segment net income (loss) and consolidated net income (loss) to Adjusted EBITDA is presented in the tables below: Three months ended January 31, 2024 Satellite and Space Communications Terrestrial and Wireless Networks Unallocated Total Net sales $ 78,603,000 55,622,000 — $ 134,225,000 Operating income (loss) $ 1,855,000 8,134,000 (7,016,000) $ 2,973,000 Net (loss) income $ (459,000) 7,600,000 (17,699,000) $ (10,558,000) Provision for income taxes 309,000 722,000 6,333,000 7,364,000 Interest expense 903,000 — 4,362,000 5,265,000 Interest (income) and other 1,102,000 (188,000) (12,000) 902,000 Amortization of stock-based compensation — — 2,189,000 2,189,000 Amortization of intangibles 1,671,000 3,617,000 — 5,288,000 Depreciation 864,000 1,975,000 91,000 2,930,000 Amortization of cost to fulfill assets 240,000 — — 240,000 Restructuring costs 1,454,000 1,000 1,271,000 2,726,000 Strategic emerging technology costs 978,000 — — 978,000 Gain on business divestiture, net — — (2,213,000) (2,213,000) Adjusted EBITDA $ 7,062,000 13,727,000 (5,678,000) $ 15,111,000 Purchases of property, plant and equipment $ 1,724,000 2,285,000 264,000 $ 4,273,000 Total assets at January 31, 2024 $ 480,008,000 461,246,000 55,501,000 $ 996,755,000 Index COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) 29

Three months ended January 31, 2023 Satellite and Space Communications Terrestrial and Wireless Networks Unallocated Total Net sales $ 80,407,000 53,318,000 — $ 133,725,000 Operating income (loss) $ 3,327,000 3,312,000 (7,420,000) $ (781,000) Net income (loss) $ 3,123,000 3,563,000 (11,491,000) $ (4,805,000) (Benefit from) provision for income taxes (422,000) (116,000) 316,000 (222,000) Interest expense 29,000 — 3,762,000 3,791,000 Interest (income) and other 597,000 (135,000) (7,000) 455,000 Amortization of stock-based compensation — — 1,268,000 1,268,000 Amortization of intangibles 1,828,000 3,521,000 — 5,349,000 Depreciation 1,010,000 1,921,000 36,000 2,967,000 Amortization of cost to fulfill assets 240,000 — — 240,000 Restructuring costs 1,089,000 — 454,000 1,543,000 Strategic emerging technology costs 738,000 — — 738,000 Adjusted EBITDA $ 8,232,000 8,754,000 (5,662,000) $ 11,324,000 Purchases of property, plant and equipment $ 119,000 2,414,000 164,000 $ 2,697,000 Total assets at January 31, 2023 $ 486,426,000 471,358,000 25,888,000 $ 983,672,000 Six months ended January 31, 2024 Satellite and Space Communications Terrestrial and Wireless Networks Unallocated Total Net sales $ 180,991,000 105,145,000 — $ 286,136,000 Operating income (loss) $ 11,960,000 12,174,000 (19,075,000) $ 5,059,000 Net income (loss) $ 8,844,000 11,745,000 (32,584,000) $ (11,995,000) Provision for income taxes 536,000 422,000 5,062,000 6,020,000 Interest expense 1,775,000 — 8,422,000 10,197,000 Interest (income) and other 805,000 7,000 25,000 837,000 Amortization of stock-based compensation — — 4,834,000 4,834,000 Amortization of intangibles 3,343,000 7,234,000 — 10,577,000 Depreciation 1,818,000 3,948,000 186,000 5,952,000 Amortization of cost to fulfill assets 480,000 — — 480,000 Restructuring costs 2,244,000 8,000 4,190,000 6,442,000 Strategic emerging technology costs 2,348,000 — — 2,348,000 Gain on business divestiture, net — — (2,213,000) (2,213,000) Adjusted EBITDA $ 22,193,000 $ 23,364,000 $ (12,078,000) $ 33,479,000 Purchases of property, plant and equipment $ 2,627,000 4,021,000 841,000 $ 7,489,000 Total assets at January 31, 2024 $ 480,008,000 461,246,000 55,501,000 $ 996,755,000 Index COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) 30

Six months ended January 31, 2023 Satellite and Space Communications Terrestrial and Wireless Networks Unallocated Total Net sales $ 161,280,000 103,584,000 — $ 264,864,000 Operating income (loss) $ 8,343,000 4,056,000 (22,904,000) $ (10,505,000) Net income (loss) $ 8,938,000 4,168,000 (29,007,000) $ (15,901,000) (Benefit from) provision for income taxes (644,000) (281,000) 95,000 (830,000) Interest expense 27,000 — 5,999,000 6,026,000 Interest (income) and other 22,000 169,000 9,000 200,000 Amortization of stock-based compensation — — 2,172,000 2,172,000 Amortization of intangibles 3,656,000 7,042,000 — 10,698,000 Depreciation 2,030,000 3,658,000 77,000 5,765,000 Amortization of cost to fulfill assets 480,000 — — 480,000 Restructuring costs 2,145,000 — 723,000 2,868,000 Strategic emerging technology costs 1,484,000 — — 1,484,000 CEO transition costs — — 9,090,000 9,090,000 Adjusted EBITDA $ 18,138,000 14,756,000 (10,842,000) $ 22,052,000 Purchases of property, plant and equipment $ 4,554,000 4,956,000 408,000 $ 9,918,000 Total assets at January 31, 2023 $ 486,426,000 471,358,000 25,888,000 $ 983,672,000 Unallocated expenses result from corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs and also includes all of our amortization of stock-based compensation. See Note (1) - "General - CEO Transition Related" for information related to such costs. During the three and six months ended January 31, 2024, our Unallocated segment incurred $1,271,000 and $4,190,000, respectively, of restructuring costs focused on streamlining our operations and legal and other expenses primarily related to the PST Divestiture. During the three and six months ended January 31, 2023, our Unallocated segment incurred $454,000 and $723,000, respectively, of restructuring costs focused on streamlining our operations. In addition, during the three and six months ended January 31, 2024, we recorded an estimated gain of $2,213,000 related to the PST Divestiture. During the three and six months ended January 31, 2024, our Satellite and Space Communications segment recorded $1,454,000 and $2,244,000, respectively, of restructuring costs primarily incurred to streamline our operations and improve efficiency, including costs related to the relocation of certain of our satellite ground station production facilities to our new 146,000 square foot facility in Chandler, Arizona. Similar restructuring costs of $1,089,000 and $2,145,000 were incurred during the three and six months ended January 31, 2023, respectively. In addition, during the three and six months ended January 31, 2024, we incurred $978,000 and $2,348,000 of strategic emerging technology costs for next-generation satellite technology to advance our solutions offerings to be used with new broadband satellite constellations. Similar strategic emerging technology costs of $738,000 and $1,484,000 were incurred during the three and six months ended January 31, 2023, respectively. Interest expense in the tables above primarily relates to our Credit Facility, and includes the amortization of deferred financing costs. See Note (10) - "Credit Facility" for further discussion. Intersegment sales for both the three and six months ended January 31, 2024 and 2023 between the Satellite and Space Communications segment and the Terrestrial and Wireless Networks segment were nominal. All intersegment sales are eliminated in consolidation and are excluded from the tables above. Unallocated assets at January 31, 2024 consist principally of cash and cash equivalents, corporate property, plant and equipment, operating lease right of use assets and deferred financing costs. The large majority of our long-lived assets are located in the U.S. Index COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) 31

(15) Goodwill The following table represents goodwill by reportable operating segment as of January 31, 2024 and July 31, 2023. Satellite and Space Communications Terrestrial and Wireless Networks Total Balance as of July 31, 2023 $ 173,602,000 174,090,000 $ 347,692,000 PST Divestiture (14,587,000) — (14,587,000) Balance as of January 31, 2024 $ 159,015,000 174,090,000 $ 333,105,000 In accordance with FASB ASC 350, we perform a goodwill impairment analysis at least annually (in the first quarter of each fiscal year), unless indicators of impairment exist in interim periods. If we fail the quantitative assessment of goodwill impairment ("quantitative assessment"), we would be required to recognize an impairment loss equal to the amount that a reporting unit's carrying value exceeded its fair value; however, any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. On August 1, 2023 (the first day of fiscal 2024), we performed our annual quantitative assessment using market participant assumptions to determine if the fair value of each of our reporting units with goodwill exceeded its carrying value. In making this assessment, we considered, among other things, expectations of projected net sales and cash flows, assumptions impacting the weighted average cost of capital, trends in trading multiples of comparable companies, changes in our stock price and changes in the carrying values of our reporting units with goodwill. We also considered overall business conditions. In performing the quantitative assessment, we estimated the fair value of each of our reporting units using a combination of the income and market approaches. The income approach, also known as the discounted cash flow ("DCF") method, utilizes the present value of cash flows to estimate fair value. The future cash flows for our reporting units were projected based on our estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). For purposes of conducting our impairment analysis, we assumed revenue growth rates and cash flow projections that are below our actual long-term expectations. The discount rates used in our DCF method were based on a weighted-average cost of capital ("WACC") determined from relevant market comparisons, adjusted upward for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). A terminal value growth rate was applied to the final year of the projected period, which reflects our estimate of stable, perpetual growth. We then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach. Under the market approach, we estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization and factored in a control premium. Finally, we compared our estimates of fair values to our total public market capitalization and assessed implied control premiums based on our common stock price of $10.09 as of the date of testing. Ultimately, based on our quantitative evaluations, we determined that our Satellite and Space Communications and Terrestrial and Wireless Networks reporting units had estimated fair values in excess of their carrying values of at least 18.3% and 8.9%, respectively, and concluded that our goodwill was not impaired and that neither of our two reporting units was at risk of failing the quantitative assessment. Index COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) 32

During the first quarter of fiscal 2024, we determined that the PST Disposal Group met the criteria to be classified as held for sale. Because the PST Disposal Group represented the disposal of a portion of the Satellite and Space Communications reporting unit, we assigned $14,587,000 of goodwill to the PST Disposal Group on a relative fair value basis. For purposes of allocating goodwill to the PST Disposal Group, we determined the fair value of the PST Disposal Group based on the consideration received from the sale transaction, and the fair value of the retained businesses of the Satellite and Space Communications reporting unit based on a combination of the income and market approaches. In conjunction with the relative fair value allocation, we tested goodwill assigned to the PST Disposal Group and goodwill assigned to the retained businesses of the Satellite and Space Communications reporting unit for impairment and concluded that no goodwill impairment existed at the time the held for sale criteria were met. As discussed further in Note (2) - "Business Divestiture," we completed the PST Divestiture in the second quarter of fiscal 2024 and reduced goodwill by $14,587,000 as part of determining the estimated gain on business divestiture, net. During the second quarter of fiscal 2024, net sales, primarily in our Satellite and Space Communications segment, reflect delays in the timing of our receipt of and performance on orders, principally as a result of our current financial condition, including uncertainties relating to our capital structure giving rise to our going concern disclosures in early December 2023, which we believe temporarily slowed down our receipt of orders from customers, as well as components from suppliers. As a consequence of the uncertainties relating to our capital structure, we experienced a decline in our common stock price of approximately 48% as of January 31, 2024, as compared to October 31, 2023. As a result, we evaluated the qualitative factors associated with the recovery of our goodwill for each of our reporting units as of January 31, 2024 to determine whether it is more likely than not that the fair value of the net assets in each of our reporting units, which were last measured as of August 1, 2023, is less than their carrying amount as a basis for determining whether it was necessary to perform an interim quantitative goodwill impairment test. Based on our evaluation, we concluded no interim impairment test was required. In addition, as disclosed in Note 1, we have engaged a third-party financial advisor to assist us with, among other things, discussions and negotiations with our existing lenders, as well as to seek other sources of credit and outside capital. While we believe we will be able to successfully stabilize our capital structure in the future, a sustained significant decline in our actual operating performance, as compared to our forecast, and/or a sustained decline in our common stock price, may require us to perform an interim quantitative goodwill impairment test, which may result in an impairment of the goodwill assigned to one or both of our reporting units by an amount that could be material if we conclude our forecasted operating results will be adversely impacted for the foreseeable future until the uncertainties relating to our capital structure are resolved. In any event, we are required to perform our next annual goodwill impairment analysis on August 1, 2024 (the start of our fiscal 2025). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. Any impairment charges that we may record in the future could be material to our results of operations and financial condition. Index COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) 33

(16) Intangible Assets Intangible assets with finite lives are as follows: January 31, 2024 Weighted Average Amortization Period Gross Carrying Amount Accumulated Amortization Net Carrying Amount Customer relationships 20.2 $ 302,058,000 129,121,000 $ 172,937,000 Technologies 14.8 113,149,000 80,996,000 32,153,000 Trademarks and other 16.7 32,926,000 22,686,000 10,240,000 Total $ 448,133,000 232,803,000 $ 215,330,000 July 31, 2023 Weighted Average Amortization Period Gross Carrying Amount Accumulated Amortization Net Carrying Amount Customer relationships 20.2 $ 302,058,000 121,786,000 $ 180,272,000 Technologies 14.8 114,949,000 80,672,000 34,277,000 Trademarks and other 16.7 32,926,000 21,568,000 11,358,000 Total $ 449,933,000 224,026,000 $ 225,907,000 The weighted average amortization period in the above table excludes fully amortized intangible assets. Amortization expense for the three and six months ended January 31, 2024 was $5,288,000 and $10,577,000, respectively. Amortization expense for the three and six months ended January 31, 2023 $5,349,000 and $10,698,000, respectively. The estimated amortization expense consists of the following for the fiscal years ending July 31: 2024 $ 21,154,000 2025 21,039,000 2026 19,888,000 2027 18,534,000 2028 18,534,000 We review net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. Based on our last assessment, we believe that the carrying values of our net intangible assets were recoverable as of January 31, 2024. However, if business conditions deteriorate, we may be required to record impairment losses, and/or increase the amortization of intangibles in the future. Any impairment charges that we may record in the future could be material to our results of operations and financial condition. (17) Convertible Preferred Stock On October 18, 2021, we entered into a Subscription Agreement (the “Subscription Agreement”) with certain affiliates and related funds of White Hat Capital Partners LP and Magnetar Capital LLC (collectively, the “Investors”), relating to the issuance and sale of up to 125,000 shares of our Series A Convertible Preferred Stock, par value $0.10 per share (the “Series A Convertible Preferred Stock”), for an aggregate purchase price of up to $125,000,000, or $1,000 per share. On October 19, 2021, pursuant to the terms of the Subscription Agreement, the Investors purchased an aggregate of 100,000 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $100,000,000. White Hat Capital Partners LP is affiliated with Mark Quinlan, who serves as Chairman of our Board of Directors. Index COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) 34

On December 13, 2023, we and the Investors agreed to change certain terms of the Series A Convertible Preferred Stock, effected through an Exchange Agreement (the “Exchange Agreement”), pursuant to which the Investors exchanged (the “Series A Exchange”) all 100,000 shares of Series A Convertible Preferred Stock outstanding for 100,000 shares of our newly issued Series A-1 Convertible Preferred Stock, par value $0.10 per share (the “Series A-1 Convertible Preferred Stock”), with an initial liquidation preference of $1,134.20 per share. As a result of the Series A Exchange, no shares of Series A Convertible Preferred Stock remain outstanding. On January 22, 2024, we entered into a Subscription and Exchange Agreement (the “Subscription and Exchange Agreement”) with the Investors, relating to: (i) the issuance and sale of 45,000 shares of Series B Convertible Preferred Stock, par value $0.10 per share (the “Series B Convertible Preferred Stock”), for an aggregate purchase price of $45,000,000, or $1,000 per share (the “Primary Issuance”), (ii) the exchange of 100,000 shares of our Series A-1 Convertible Preferred Stock for 115,721.22 shares of Series B Convertible Preferred Stock (the “Series B Exchange”) and (iii) the issuance to the Investors of 5,400 shares of Series B Convertible Preferred Stock in lieu of cash for certain expense reimbursements (the “Additional Issuance” and, together with the Primary Issuance and the Series B Exchange, the “Series B Issuance”). As a result of the Series B Exchange, no shares of Series A-1 Convertible Preferred Stock remain outstanding. We received $43,200,000 of cash proceeds from the Primary Issuance, net of $1,800,000 for certain expense reimbursements. The Series B Convertible Preferred Stock ranks senior to the shares of our common stock, with respect to the payment of dividends and the distribution of assets upon a liquidation, dissolution or winding up of the Company. The Series B Convertible Preferred Stock has an initial liquidation preference of $1,000 per share with each share entitled to a cumulative dividend (the “Dividend”) at the rate of 9.00% per annum, compounding quarterly, paid-in-kind, or 7.75% per annum, compounding quarterly, paid in cash, at our election, or 6.50% per annum, in respect of any shares of Series B Convertible Preferred Stock that remain outstanding following the redemption of at least fifty percent (50%) of the Series B Preferred Stock pursuant to the exercise of an asset sale put right and/or an asset sale call right as described below. For any quarter in which we elect not to pay the Dividend in cash, such Dividend becomes part of the liquidation preference of the Series B Convertible Preferred Stock. In addition, no dividend or other distribution on our common stock will be declared or paid on our common stock unless, at the time of such declaration and payment, an equivalent dividend or distribution is declared and paid on the Series B Convertible Preferred Stock (the “Participating Dividend”), provided that in the case of any such dividend in the form of cash, in lieu of a cash payment, such Participating Dividend will become part of the liquidation preference of the Series B Convertible Preferred Stock. Such Participating Dividend results in the Series B Convertible Preferred Stock meeting the definition of a "participating security" for purposes of our earnings per share calculations. The shares of Series B Convertible Preferred Stock are convertible into shares of common stock at the option of the holder thereof at any time. At any time after July 22, 2027, we have the right to mandate conversion of the Series B Convertible Preferred Stock, subject to certain restrictions based on the price of our common stock in the preceding thirty (30) trading days. The conversion price for the Series B Convertible Preferred Stock is $7.99, subject to certain adjustments set forth in the certificate of designations governing the Series B Convertible Preferred Stock (the "Series B Certificate of Designations"). Holders of the Series B Convertible Preferred Stock are entitled to vote with the holders of our common stock on an as-converted basis, and are entitled to a separate class vote with respect to, among other things, amendments to our organizational documents that have an adverse effect on the Series B Convertible Preferred Stock, authorizations or issuances of securities of the Company (other than the issuance of up $50,000,000 of shares of common stock), the payment of dividends, related party transactions, repurchases or redemptions of securities of the Company, dispositions of businesses or assets involving consideration having a fair value in excess of $75,000,000, the incurrence of certain indebtedness and certain amendments or extensions of our Credit Facility on terms and conditions that, taken as a whole, (A) are materially different from the existing Credit Facility or (B) adversely affect our ability to perform our obligations in connection with an optional repurchase of the Series B Convertible Preferred Stock, in each case, subject to the exceptions and qualifications set forth in the Series B Certificate of Designations. Index COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) 35

Holders have the right to require us to repurchase their Series B Convertible Preferred Stock (at 1.0x the liquidation preference, plus accrued and unpaid dividends) on a date occurring either: (a) on or after October 31, 2028 or (b) upon the consummation of an asset sale meeting certain criteria. We have the right to repurchase all, or less than all, of the Series B Convertible Preferred Stock upon the consummation of an asset sale meeting the same criteria, other than an asset sale that would result in a change of control. In addition, each holder will have the right to cause us to repurchase its Series B Convertible Preferred Stock in connection with a change of control at 1.5x (or 1.0x in the case of Series B Convertible Preferred Stock issued in the Additional Issuance) the liquidation preference, plus accrued and unpaid dividends. Any repurchase described above would be subject to the terms set forth in the Series B Certificate of Designations. Upon a repurchase of the Series B Convertible Preferred Stock occurring as a result of an asset sale described above, we will issue each respective holder a warrant (a “Warrant”). A Warrant will represent the right to acquire our common stock, as further described in the Subscription and Exchange Agreement, for a term of five years and six months from the issuance of such Warrant, at an initial exercise price equal to the conversion price on the date of issuance of such Warrant, subject to certain adjustments. We determined that our obligation to issue a Warrant met the definition of a freestanding financial instrument that should be accounted for as a liability. We established an initial Warrant liability of $6,440,000, which is included in the consideration given to the Investors for purposes of determining the loss on extinguishment of the Series A-1 Convertible Preferred Stock. The Warrant liability is classified in "Other Liabilities" on the Condensed Consolidated Balance Sheets and will be remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs, until the Warrant is exercised or expires. Changes in the estimated fair value of the Warrant will be recognized in our Condensed Consolidated Statement of Operations as a non-cash expense or benefit. We accounted for the Series B Issuance and cancellation of Series A-1 Convertible Preferred Stock as an extinguishment based on a qualitative assessment of the terms of the preferred shares exchanged. We recognized a $13,640,000 loss on extinguishment, representing the aggregate value of the Warrant, the Additional Issuance and certain expense reimbursements. As the Series A-1 Convertible Preferred Stock was classified as temporary equity, the loss on extinguishment was accounted for as a dividend to the holders and charged against retained earnings, and included in net loss attributable to common shareholders. In accordance with ASC 480, "Distinguishing Liabilities from Equity," specifically ASC 480-10-S99-3A(2), SEC Staff Announcement: Classification and Measurement of Redeemable Securities, we classified the Series B Convertible Preferred Stock outside of permanent equity as temporary equity since the redemption of such shares is not solely within our control and we could be required by the holder to redeem the shares for cash or other assets, at their option. Upon the Series B Issuance, the initial redemption value (and estimated fair value) of the Series B Convertible Preferred Stock was $166,121,000, which was recorded at an initial carrying value of $161,848,000, net of issuance costs of $4,273,000. Also, we adjusted the carrying value of the Series B Convertible Preferred Stock to its current redemption value of $166,495,000, which includes $374,000 of accumulated and unpaid dividends. During the six months ended January 31, 2024, the adjustments charged against retained earnings to increase the carrying value of outstanding convertible preferred stock to their respective redemption values totaled $8,157,000, of which $4,647,000 related to the Series B Convertible Preferred Stock and $3,510,000 related to the Series A and A-1 Convertible Preferred Stock (while outstanding). (18) Stockholders’ Equity Shelf Registration On July 13, 2022, we filed a $200,000,000 shelf registration statement with the SEC for the sale of various types of securities, including debt securities. This shelf registration statement was declared effective by the SEC as of July 25, 2022 and expires on July 25, 2025. As of the date of this Quarterly Report on Form 10-Q, we have not issued any securities pursuant to our $200,000,000 shelf registration statement. Common Stock Repurchase Program On September 29, 2020, our Board of Directors authorized a new $100,000,000 stock repurchase program, which replaced our prior program. The new $100,000,000 stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases during the six months ended January 31, 2024 or 2023. Index COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) 36

(19) Legal Proceedings and Other Matters Other Matters In the ordinary course of business, we include indemnification provisions in certain of our customer contracts to indemnify, hold harmless and reimburse such customers for certain losses, including but not limited to losses related to third-party claims of intellectual property infringement arising from the customer’s use of our products or services. We may also, from time to time, receive indemnification requests from customers related to third-party claims that 911 calls were improperly routed during an emergency. We evaluate such claims as and when they arise. We do not always agree with customers that they are entitled to indemnification and in such cases reject their claims. Despite maintaining that we have properly carried out our duties, we may seek coverage under our various insurance policies; however, we cannot be sure that we will be able to maintain or obtain insurance coverage at acceptable costs or in sufficient amounts or that our insurer will not disclaim coverage as to such claims. Accordingly, pending or future claims asserted against us by a party that we are obligated to indemnify could result in legal costs and damages that could have a material adverse effect on our consolidated results of operations and financial condition. There are certain other pending and threatened legal actions which arise in the normal course of business. Although the ultimate outcome of litigation is difficult to accurately predict, we believe that the outcome of these other pending and threatened actions will not have a material adverse effect on our consolidated financial condition or results of operations. Employment, Change of Control and Indemnification Agreements We previously entered into an employment agreement with our former CEO, generally providing for an annual salary, bonus award, sign-on bonus, equity incentive awards and, under certain terminations of employment, severance payment. We have also entered into employment and/or change of control agreements with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of the Company or termination of the employee. (20) Cost Reduction In fiscal 2023, we transformed and integrated our individual businesses into two segments to improve operational performance. This transformation has provided insight into opportunities to manage costs, streamline operations, improve efficiency, and accelerate decision-making by eliminating management layers and other redundancies. In doing so, during fiscal 2023, we recorded $3,872,000 of severance costs in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations, of which $1,989,000, $1,220,000 and $663,000 related to our Satellite and Space Communications, Terrestrial and Wireless Networks and Unallocated segments, respectively. We paid $2,320,000 of severance costs during fiscal 2023 and our severance liability as of July 31, 2023 was $1,552,000. In fiscal 2024, we recorded additional severance costs of $1,155,000 related to the continued transformation and integration of our individual businesses to improve operational performance, in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations, of which a substantial portion was related to our Satellite and Space segment. After fiscal 2024 net payments of $1,961,000, our severance liability as of January 31, 2024 was $746,000. Index COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) 37

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS Certain information in this Quarterly Report on Form 10-Q contains, and oral statements made by our representatives from time to time may contain, forward-looking statements. Forward-looking statements can be identified by words such as: "anticipate," "believe," "continue," "could," "estimate," "expect," "future," "goal," "outlook," "intend," "likely," "may," "plan," "potential," "predict," "project," "seek," "should," "strategy," "target," "will," "would," and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding our future performance and financial condition, plans to address our ability to continue as a going concern, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives of our management to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include, among other things: our ability to access capital and liquidity so that we are able to continue as a going concern; our ability to successfully implement changes in our executive leadership; the possibility that the expected synergies and benefits from acquisitions and/or restructuring activities will not be fully realized, or will not be realized within the anticipated time periods; the risk that acquired businesses will not be integrated successfully; the possibility of disruption from acquisitions or dispositions, making it more difficult to maintain business and operational relationships or retain key personnel; the risk that we will be unsuccessful in implementing our "One Comtech" transformation and integration of individual businesses into two segments; the risk that we will be unsuccessful in implementing a tactical shift in our Satellite and Space Communications segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche products and solutions with higher margins; the nature and timing of our receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements; changing customer demands and/or procurement strategies; changes in prevailing economic and political conditions, including as a result of Russia's military incursion into Ukraine, the Israel- Hamas war and escalating attacks in the Red Sea region; changes in the price of oil in global markets; changes in prevailing interest rates and foreign currency exchange rates; risks associated with our legal proceedings, customer claims for indemnification, and other similar matters; risks associated with our obligations under our Credit Facility and our ability to refinance our Credit Facility; risks associated with our large contracts; risks associated with supply chain disruptions; and other factors described in this and our other filings with the Securities and Exchange Commission ("SEC"). OVERVIEW We are a leading global provider of next-generation 911 emergency systems ("NG-911") and secure wireless and satellite communications technologies. This includes the critical communications infrastructure that people, businesses, and governments rely on when durable, trusted connectivity is required, no matter where they are – on land, at sea, or in the air – and no matter what the circumstances – from armed conflict to a natural disaster. Our solutions are designed to fulfill our customers’ needs for secure wireless communications in the most demanding environments, including those where traditional communications are unavailable or cost-prohibitive, and in mission-critical and other scenarios where performance is crucial. We anticipate future growth in our business due to a trend of increasing demand for global voice, video and data usage in recent years, upgraded ground stations and related services resulting from the large quantities of satellites anticipated to be launched for new LEO and MEO constellations, digitization and virtualization of modems, the resurgence of troposcatter as a viable form of primary or backup communications, enhanced location positioning combined with data-rich geospatial intelligence, and the growth of 988 networks. We provide our solutions to both commercial and governmental customers within the converging satellite and space communications and terrestrial and wireless networking markets. Index 38

We manage our business through two reportable operating segments: • Satellite and Space Communications - is organized into three technology areas: satellite modem technologies and amplifier technologies, troposcatter and SATCOM solutions and space components and antennas. This segment offers customers: satellite ground station technologies, services and system integration that facilitate the transmission of voice, video and data over GEO, MEO and LEO satellite constellations, including traveling wave tube power amplifiers, modems, VSAT platforms and frequency converters; satellite communications and tracking antenna systems, including high precision full motion fixed and mobile X/Y tracking antennas, RF feeds, reflectors and radomes; over-the-horizon microwave equipment that can transmit digitized voice, video, and data over distances up to 200 miles using the troposphere and diffraction, including the Comtech COMET™; and procurement and supply chain management of high reliability Electrical, Electronic and Electromechanical ("EEE") parts for satellite, launch vehicle and manned space applications. • Terrestrial and Wireless Networks - is organized into three service areas: next generation 911 and call delivery, Solacom call handling solutions, and trusted location and messaging solutions. This segment offers customers SMS text to 911 services, providing alternate paths for individuals who need to request assistance (via text messaging) a method to reach Public Safety Answering Points ("PSAPs"); next generation 911 solutions, providing emergency call routing, location validation, policy-based routing rules, logging and security functionality; Emergency Services IP Network transport infrastructure for emergency services communications and support of next generation 911 services; call handling applications for PSAPs; wireless emergency alerts solutions for network operators; and software and equipment for location-based and text messaging services for various applications, including for public safety, commercial and government services. Our Quarterly Financial Information Quarterly and period-to-period sales and operating results may be significantly affected by either short-term or long-term contracts with our customers. In addition, our gross profit is affected by a variety of factors, including the mix of products, systems and services sold, production efficiencies, estimates of warranty expense, price competition and general economic conditions. Our gross profit may also be affected by the impact of any cumulative adjustments to contracts that are accounted for over time. In particular, our contracts with the U.S. government can be terminated for convenience by it at any time and orders are subject to unpredictable funding, deployment and technology decisions by the U.S. government. Some of these contracts are indefinite delivery/indefinite quantity ("IDIQ") contracts and, as such, the U.S. government is not obligated to purchase any equipment or services under these contracts. We have, in the past, experienced and we continue to expect significant fluctuations in sales and operating results from quarter-to-quarter and period-to-period due to these factors. As such, comparisons between periods and our current results may not be indicative of a trend or future performance. CRITICAL ACCOUNTING POLICIES We consider certain accounting policies to be critical due to the estimation process involved in each. Revenue Recognition. In accordance with FASB ASC 606 - Revenue from Contracts with Customers ("ASC 606"), we record revenue in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. See "Notes to Condensed Consolidated Financial Statements - Note (4) - Revenue Recognition" for further information. Impairment of Goodwill and Other Intangible Assets. As of January 31, 2024, total goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $333.1 million (of which $159.0 million relates to our Satellite and Space Communications segment and $174.1 million relates to our Terrestrial and Wireless Networks segment). Additionally, as of January 31, 2024, net intangibles recorded on our Condensed Consolidated Balance Sheet aggregated $215.3 million (of which $61.7 million relates to our Satellite and Space Communications segment and $153.6 million relates to our Terrestrial and Wireless Networks segment). For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, our Satellite and Space Communications and Terrestrial and Wireless Networks segments each constitute a reporting unit and we must make various assumptions in determining their estimated fair values. See "Notes to Condensed Consolidated Financial Statements - Note (15) - Goodwill and Note (16) - Intangible Assets" for further information. Index 39

Provision for Warranty Obligations. We provide warranty coverage for most of our products, including products under long- term contracts, for a period of at least one year from the date of shipment. We record a liability for estimated warranty expense based on historical claims, product failure rates and other factors. Costs associated with some of our warranties that are provided under long-term contracts are incorporated into our estimates of total contract costs. There exist inherent risks and uncertainties in estimating warranty expenses, particularly on larger or longer-term contracts. If we do not accurately estimate our warranty costs, any changes to our original estimates could be material to our results of operations and financial condition. Accounting for Income Taxes. Our deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and applying enacted tax rates expected to be in effect for the year in which we expect the differences to reverse. Our provision for income taxes is based on domestic (including federal, state and local) and international statutory income tax rates in the tax jurisdictions where we operate, permanent differences between financial reporting and tax reporting and available credits and incentives. The U.S. federal government, Canada and the United Kingdom are our most significant income tax jurisdictions. Significant judgment is required in determining income tax provisions and tax positions. We may be challenged upon review by the applicable taxing authority and positions taken by us may not be sustained. We recognize all or a portion of the benefit of income tax positions only when we have made a determination that it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position and other factors. For tax positions that are determined as "more likely than not" to be sustained upon examination, the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We recognize potential interest and penalties related to uncertain tax positions in income tax expense. On a quarterly basis, we assess the realizability of deferred tax assets, based on all available evidence, including historical taxable income and estimates about future taxable income, and valuation allowances are established, when necessary, to reduce net deferred tax assets to the amount "more likely than not" expected to be realized. If actual outcomes differ materially from these subjective critical estimates, we will adjust these estimates in future periods, which could have a material impact on our results of operations and financial condition. Research and Development Costs. We generally expense all research and development costs. Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other personnel-related expenses associated with product development. Research and development expenses also include third-party development and programming costs. Costs incurred internally in researching and developing software to be sold are charged to expense until technological feasibility has been established for the software. Judgment is required in determining when technological feasibility of a product is established. Technological feasibility for our advanced communication software solutions is generally reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to customers and when we are able to validate the marketability of such product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. To date, capitalized internally developed software costs were not material. Provisions for Excess and Obsolete Inventory. We record a provision for excess and obsolete inventory based on historical and projected usage trends. Other factors may also influence our provision, including decisions to exit a product line, technological change and new product development. These factors could result in a change in the amount of excess and obsolete inventory on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory was overvalued, we would be required to recognize such costs in our financial statements at the time of such determination. Any such charge could be material to our results of operations and financial condition. Allowance for Doubtful Accounts. We perform credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness, as determined by our review of our customers’ current credit information. Generally, we will require cash in advance or payment secured by irrevocable letters of credit before an order is accepted from an international customer that we do not do business with regularly. In addition, we seek to obtain insurance for certain domestic and international customers. We monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. In light of ongoing tight credit market conditions and high interest rates, we continue to see requests from our customers for higher credit limits and longer payment terms. We have, on a limited basis, approved certain customer requests. We continue to monitor our accounts receivable credit portfolio. To-date, there has been no material changes in our credit portfolio as a result of the challenging business conditions. Index 40

Although our overall credit losses have historically been within the allowances we established, we may not be able to accurately predict our future credit loss experience, given the current poor business environment. Measurement of credit losses requires consideration of historical loss experience, including the need to adjust for changing business conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Future changes to the estimated allowance for doubtful accounts could be material to our results of operations and financial condition. Fiscal 2024: Second Quarter Highlights and Business Outlook Financial highlights for the second quarter of fiscal 2024 include: • Consolidated net sales were $134.2 million, compared to $151.9 million in the first quarter of fiscal 2024 and $133.7 million in the second quarter of fiscal 2023 (net sales in the more recent period reflect the timing of our receipt of and performance on orders received); • Gross margin was 32.2%, compared to 31.5% in our first quarter of fiscal 2024 and 34.3% in our second quarter of fiscal 2023; • GAAP operating income of $3.0 million, compared to $2.1 million in our first quarter of fiscal 2024 and a GAAP operating loss of $0.8 million in the second quarter of fiscal 2023 (the more recent period includes a $2.2 million estimated gain on the divestiture of our solid-state RF microwave high power amplifiers and control components product line on November 7, 2023 (the "PST Divestiture"); • GAAP net loss attributable to common stockholders was $30.5 million, and included $17.9 million of charges specifically related to the exchange of our Series A-1 Convertible Preferred Stock for Series B Convertible Preferred Stock on January 22, 2024, $2.7 million of restructuring costs and $1.0 million of strategic emerging technology costs for next-generation satellite technology, offset in part by the $2.2 million estimated gain on the PST Divestiture (discussed above); • GAAP and Non-GAAP EPS loss of $1.07 and $0.15, respectively; • Adjusted EBITDA (a Non-GAAP financial measure discussed below) of $15.1 million, or 11.3% of consolidated net sales, compared to $11.3 million, or 8.5% of consolidated net sales for the second quarter of fiscal 2023; • New bookings (also referred to as orders) of $141.8 million, representing a quarterly book-to-bill ratio of 1.06x (a measure defined as bookings divided by net sales) and another strong quarter of order flow led by a $48.0 million five- year extension of our NG-911 contract with the State of Washington; • Backlog of $680.1 million as of January 31, 2024, compared to $662.2 million as of July 31, 2023 and $702.0 million as of January 31, 2023; • Revenue visibility of approximately $1.6 billion, consistent with last quarter and an increase from the $1.1 billion as of July 31, 2023. We measure this revenue visibility as the sum of our $680.1 million of funded backlog, plus the total unfunded value of certain multi-year contracts that we have received and from which we expect future orders; • Operating cash activities were an outflow of $26.7 million, reflecting our use of a substantial portion of the net cash proceeds from the issuance of our Series B Convertible Preferred Stock to significantly reduce accounts payable; • Investing cash activities were an inflow of $28.2 million, reflecting the PST Divestiture; and • Financing cash activities were an inflow of $20.3 million, reflecting our receipt of net cash proceeds from the issuance of Series B Convertible Preferred Stock and use of a substantial portion of the net cash proceeds from the PST Divestiture to repay a significant portion of the Term Loan outstanding under our Credit Facility. Index 41

Non-GAAP financial measures discussed above are reconciled to the most directly comparable GAAP financial measures in the table included in the below section “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended January 31, 2024 and 2023” and “Comparison of the Results of Operations for the Six Months Ended January 31, 2024 and 2023.” Other Recent Key Developments In the first quarter of fiscal 2024, we were awarded a large, multi-year Global Field Service Representative (“GFSR”) contract by the U.S. Army. Through this program, our Satellite and Space Communications segment will provide communications and IT infrastructure support for the U.S. Army, Air Force, Navy, Marine Corps and NATO, enabling U.S. and coalition forces to maintain robust, resilient and secure connectivity for global all-domain operations. Foundational to this success: Comtech’s professional engineering services and extensive portfolio of resilient, blended, smart-enabled technologies. In November 2023, the incumbent protested the award, which resulted in a stop work order under the contract. In January 2024, the protest was dismissed in our favor and the stop work order was lifted. However, the incumbent protested the award again, which resulted in another stop work order. This contract has a total potential value of $544.0 million and is expected to start contributing significantly to our net sales in the latter part of fiscal 2024 and beyond, assuming a timely resolution of the protest in our favor. In the second quarter of fiscal 2024, our Satellite and Space Communications segment was awarded over $7.0 million of funded orders from two foreign militaries, who are evaluating our next generation Modular Transportable Transmission System ("MTTS") troposcatter solutions. We believe that these two new international customers could lead to larger scale troposcatter opportunities in the future. In the second quarter of fiscal 2024, our Terrestrial and Wireless Networks segment extended critical NG-911 services for the State of Washington. This extension is valued at $48.0 million over the next five years, with the option to extend further through 2034. Also, we extended critical call handling services provided to public safety answering points ("PSAPs") across Australia through our partnership with Telstra. These services, valued at approximately $6.0 million over the next several years, support Australia's "000" (911 equivalent) emergency communications. Additionally, we were recently awarded several multi- year NG-911 call handling services contracts, aggregating $6.5 million, for PSAPs located in Canada and the U.S. We believe Comtech's position as a trusted leader in 911 and public safety applications positions us increasingly well when it comes to delivering similarly sophisticated solutions for 988 emergencies. Also, we recently announced that we were invited by Innovation Canada to join a select group of companies participating in the Accelerated Growth Service ("AGS") program. The AGS program offers support to a number of high-growth, high-potential, qualifying businesses across Canada. As part of the program, we will gain access to key government services such as financing and export opportunities. The AGS program will also provide us with a personalized team of government experts to support our growth plans and help identify new government programs that could help us capture near and long-term business opportunities. One Comtech and People Strategy In December 2023, we announced the hiring of John Ratigan, who currently serves as our interim Chief Executive Officer ("CEO"). Mr. Ratigan was formerly CEO and President of iDirect Government and held a position as an Executive Committee Member of ST Engineering iDirect. Mr. Ratigan brings decades of leadership experience supporting U.S. government and Department of Defense customers across the globe, which aligns well with our strategic business priorities and continued expansion into new growth markets with one of the industry's most comprehensive portfolios of satellite ground station solutions. Also, as it relates to cybersecurity, in January 2024, we hired Sheryl Hanchar as our company-wide Chief Information Security Officer. With an extensive cybersecurity and military career, Ms. Hanchar is responsible for protecting our critical IP, as well as that of our commercial and government customers, including warfighters who rely on our solutions being secure. In March 2024, our corporate headquarters moved from Melville, New York to Chandler, Arizona. Our strategic decision to relocate our headquarters enables us to continue to execute on our growth trajectories and signifies yet another key step in our One Comtech transformation. With an ability to support several of our largest and key commercial and defense customers, our 146,000 square foot engineering and manufacturing facility in Chandler, Arizona (that also includes a customer experience center) was a logical choice for becoming our new headquarters. On March 12, 2024, our Board of Directors terminated Ken Peterman as President and Chief Executive Officer for cause due to conduct unrelated to Comtech’s business strategy, financial results or previously filed financial statements. Upon termination of his employment, Mr. Peterman was deemed to have resigned from his position as Chairman of the Board of Directors and as a director pursuant to his employment contract. John Ratigan, who is our Chief Corporate Development Officer, will also serve as interim Chief Executive Officer, effective immediately. Mark Quinlan, a director, was elected as Chairman of the Board of Directors. Index 42

Balance Sheet In addition to optimizing our cost structure, securing key contract wins and expanding our pipeline of opportunities, we have also been busy addressing strategic questions about the composition of our business and the strength of our balance sheet. Following a careful review of our current business and product lines, we saw an opportunity to divest our solid-state RF microwave high power amplifiers and control components product line (the "PST Divestiture"). We completed the PST Divestiture on November 7, 2023 and applied 50%, or $16.2 million, of the closing net cash proceeds from the PST Divestiture to repay a portion of the Term Loan outstanding under our Credit Facility. On January 22, 2024, we received $43.2 million of net cash proceeds from the issuance of Series B Convertible Preferred Stock in exchange for previously outstanding Series A-1 Convertible Preferred Stock. During the three months ended January 31, 2024, we used the majority of the Series B net cash proceeds to repay debt outstanding under our Credit Facility and to significantly reduce accounts payable. We also continue to address the need to refinance our Credit Facility, which expires in October 2024. In connection with the refinancing, we are in discussions with various potential sources of capital regarding debt capital alternatives. Business Outlook As we progress through fiscal 2024, we continue to implement many important lean initiatives and process improvement activities anticipated to drive sustainable, profitable growth in our business. Several of these actions have already contributed to our improved financial performance, affording us the opportunity to report our third consecutive fiscal quarter of positive GAAP operating income since fiscal 2021. As we enter the third quarter of fiscal 2024, business conditions continue to be challenging, and the operating environment is largely unpredictable, including factors such as inflation, rising interest rates, continuing resolutions associated with the U.S. Federal budget, repercussions of military conflicts in Russia and Ukraine and the Middle East, and a potential global recession. Order and production delays, disruptions in component availability, increased pricing both for labor and parts, lower levels of factory utilization and higher logistics and operational costs have or could impact our business. Nevertheless, despite these business conditions and resulting challenges and although we anticipate some variability from time to time as we move through our One Comtech transformational change, subject to the risks highlighted in this Form 10-Q and other filings with the SEC, we are targeting net sales and Adjusted EBITDA for fiscal year 2024 to be better than fiscal 2023. We base our enthusiasm about our future, in part, on our people as well as our recent large strategic contract wins, that serve to validate and reinforce our technology leadership positions in multiple growing end markets. Taken together, we believe these significant, strategic contracts along with our recent acquisitions of talent demonstrate our ability to outperform in every facet of our business. We do not provide forward-looking guidance on a GAAP basis because we are unable to predict certain items contained in the GAAP measure without unreasonable efforts. Because our consolidated Adjusted EBITDA, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment as well as unallocated spending, it is inherently difficult to forecast. Please refer to the discussion below under "Adjusted EBITDA" for more information. Additional information related to our Business Outlook for Fiscal 2024 and a definition and explanation of Adjusted EBITDA is included in the below section “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended January 31, 2024 and 2023” and “Comparison of the Results of Operations for the Six Months Ended January 31, 2024 and 2023.” COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2024 AND 2023 Net Sales. Consolidated net sales were $134.2 million and $133.7 million for the three months ended January 31, 2024 and 2023, respectively, representing an increase of $0.5 million, or 0.4%. The period-over-period increase in net sales primarily reflects higher net sales in our Terrestrial and Wireless Networks segment, offset in part by lower net sales in our Satellite and Space Communications segment, as further discussed below. Although higher than last year, net sales during our second quarter of fiscal 2024, primarily in our Satellite and Space Communications segment, reflect delays in the timing of our receipt of and performance on orders, principally a result of the challenging business conditions giving rise to our going concern disclosures in early December 2023, which we believe temporarily slowed down our receipt of orders from customers, as well as components from suppliers. While we have worked to resolve such conditions, for example, by substantially reducing the level of accounts payables around quarter end, such challenging business conditions during December 2023 and January 2024 resulted in our performance on orders shifting to the third quarter (and in some cases fourth quarter) of fiscal 2024. Also, net sales in our Satellite and Space Communications segment for the second quarter of fiscal 2024 reflect the PST Divestiture. Index 43

Satellite and Space Communications Net sales in our Satellite and Space Communications segment were $78.6 million for the three months ended January 31, 2024 as compared to $80.4 million for the three months ended January 31, 2023, a decrease of $1.8 million. Related segment net sales for the three months ended January 31, 2024 primarily reflect higher net sales of our troposcatter and SATCOM solutions to U.S. government end customers (including progress toward delivering next-generation troposcatter terminals to both the U.S. Marine Corps and U.S. Army), more than offset by lower net sales resulting from the PST Divestiture on November 7, 2023 and of satellite ground station solutions (including our X/Y steerable antennas). Our Satellite and Space Communications segment represented 58.6% of consolidated net sales for the three months ended January 31, 2024 as compared to 60.1% for the three months ended January 31, 2023. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the three months ended January 31, 2024 was 0.86x. Bookings, sales and profitability in our Satellite and Space Communications segment can fluctuate substantially from period-to- period due to many factors, including unpredictable funding, deployment and technology decisions by our U.S. and international government customers. Period-to-period fluctuations in bookings are normal for this segment. As such, period-to- period comparisons of our results may not be indicative of a trend or future performance. Terrestrial and Wireless Networks Net sales in our Terrestrial and Wireless Networks segment were $55.6 million for the three months ended January 31, 2024, as compared to $53.3 million for the three months ended January 31, 2023, an increase of $2.3 million, or 4.3%. Related segment net sales for the three months ended January 31, 2024 primarily reflect higher net sales of our NG-911 and call handling services, offset in part by lower net sales of our location-based solutions. Our Terrestrial and Wireless Networks segment represented 41.4% of consolidated net sales for the three months ended January 31, 2024 as compared to 39.9% for the three months ended January 31, 2023. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the three months ended January 31, 2024 was 1.33x. Bookings, sales and profitability in our Terrestrial and Wireless Networks segment can fluctuate from period-to-period due to many factors, including changes in the general business environment and timing of our receipt of large, multi-year NG-911 contracts. Period-to-period fluctuations in bookings are normal for this segment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance. Geography and Customer Type Sales by geography and customer type, as a percentage of related sales, for the three months ended January 31, 2024 and 2023 are as follows: Three months ended January 31, 2024 2023 2024 2023 2024 2023 Satellite and Space Communications Terrestrial and Wireless Networks Consolidated U.S. government 53.1% 48.4% 1.0% 1.8% 31.5% 29.8 % Domestic 11.2% 18.0% 87.8% 90.0% 42.9% 46.7 % Total U.S. 64.3% 66.4% 88.8% 91.8% 74.4% 76.5 % International 35.7% 33.6% 11.2% 8.2% 25.6% 23.5 % Total 100.0% 100.0% 100.0% 100.0% 100.0% 100.0 % Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. For the three months ended January 31, 2024, except for the U.S. government, there were no customers that represented more than 10% of consolidated net sales. Included in domestic sales are sales to Verizon, which accounted for 11.3% of consolidated net sales for the three months ended January 31, 2023. International sales for the three months ended January 31, 2024 and 2023 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $34.3 million and $31.4 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for the three months ended January 31, 2024 and 2023. Index 44

Gross Profit. Gross profit was $43.2 million and $45.9 million for the three months ended January 31, 2024 and 2023, respectively. Gross profit, as a percentage of consolidated net sales, for the three months ended January 31, 2024 was 32.2% as compared to 34.3% for the three months ended January 31, 2023. Our gross profit (both in dollars and as a percentage of consolidated net sales) reflects overall product mix changes (including the impact of the PST Divestiture) and lower net sales in our Satellite and Space Communications segment's satellite ground stations product line (including X/Y steerable antennas), as discussed above. Gross profit, as a percentage of related segment net sales, is further discussed below. Our Satellite and Space Communications segment's gross profit, as a percentage of related segment net sales, for the three months ended January 31, 2024 decreased in comparison to the three months ended January 31, 2023. The gross profit percentage in the most recent three-month period reflects changes in products and services mix and lower sales volume in our satellite ground stations product line (including X/Y steerable antennas), as discussed above. Our Terrestrial and Wireless Networks segment's gross profit, as a percentage of related segment net sales, for the three months ended January 31, 2024 decreased in comparison to the three months ended January 31, 2023. The gross profit percentage in the most recent three-month period reflects changes in products and services mix, as discussed above. Included in consolidated cost of sales for the three months ended January 31, 2024 and 2023 are provisions for excess and obsolete inventory of $1.4 million and $0.4 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends. Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast. Selling, General and Administrative Expenses. Selling, general and administrative expenses were $30.3 million and $28.9 million for the three months ended January 31, 2024 and 2023, respectively. As a percentage of consolidated net sales, selling, general and administrative expenses were 22.6% and 21.6% for the three months ended January 31, 2024 and 2023, respectively. During the three months ended January 31, 2024 and 2023, we incurred $2.7 million and $1.5 million, respectively, of restructuring costs primarily to streamline our operations and improve efficiency (including severance and costs related to the relocation of certain of our satellite ground station production facilities to our 146,000 square foot facility in Chandler, Arizona), as well as to complete the PST Divestiture. Excluding restructuring costs, selling, general and administrative expenses for the three months ended January 31, 2024 and 2023 would have been comparable at $27.6 million, or 20.5%, and $27.4 million, or 20.5%, respectively, of consolidated net sales. Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $2.0 million in the three months ended January 31, 2024 as compared to $1.0 million in the three months ended January 31, 2023. Amortization of stock-based compensation is not allocated to our two reportable operating segments. Research and Development Expenses. Research and development expenses were $6.8 million and $12.4 million for the three months ended January 31, 2024 and 2023, respectively. As a percentage of consolidated net sales, research and development expenses were 5.1% and 9.3% for the three months ended January 31, 2024 and 2023, respectively. For the three months ended January 31, 2024 and 2023, research and development expenses of $4.2 million and $5.6 million, respectively, related to our Satellite and Space Communications segment, and $2.5 million and $6.7 million, respectively, related to our Terrestrial and Wireless Networks segment. The remaining research and development expenses of $0.1 million in both the three months ended January 31, 2024 and 2023, respectively, related to the amortization of stock-based compensation expense. Lower research and development expenses were driven by our One Comtech initiative and prioritization of resources across various programs. During the three months ended January 31, 2024 and 2023, we incurred $1.0 million and $0.7 million, respectively, of strategic emerging technology costs in our Satellite and Space Communications segment for next-generation satellite technology to advance our solutions offerings to be used with new broadband satellite constellations. We are evaluating this new market in relation to our long-term business strategies, and we may incur additional costs in the future. Index 45

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended January 31, 2024 and 2023, customers reimbursed us $2.5 million and $3.4 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales. Amortization of Intangibles. Amortization relating to intangible assets with finite lives for both the three months ended January 31, 2024 and 2023 was $5.3 million (of which $1.7 million was for the Satellite and Space Communications segment and $3.6 million was for the Terrestrial and Wireless Networks segment). Gain on Business Divestiture, Net. On November 7, 2023, we completed the PST Divestiture and recorded an estimated gain of $2.2 million in the second quarter of fiscal 2024. There was no similar gain in the corresponding period of the prior year. Operating Income (Loss). Operating income (loss) for the three months ended January 31, 2024 and 2023 was $3.0 million and $(0.8) million, respectively. Operating income (loss) by reportable segment is shown in the table below: Three months ended January 31, 2024 2023 2024 2023 2024 2023 2024 2023 ($ in millions) Satellite and Space Communications Terrestrial and Wireless Networks Unallocated Consolidated Operating income (loss) $ 1.9 3.3 8.1 3.3 (7.0) (7.4) $ 3.0 (0.8) Percentage of related net sales 2.4% 4.1% 14.6% 6.2 % NA NA 2.2 % NA Our GAAP operating income of $3.0 million for the three months ended January 31, 2024 reflects: (i) $5.3 million of amortization of intangibles; (ii) $2.7 million of restructuring costs (of which $1.5 million and $1.3 million related to our Satellite and Space Communications and Unallocated segments, respectively); (iii) $2.2 million of amortization of stock-based compensation; (iv) $1.0 million of strategic emerging technology costs; (v) $0.2 million of amortization of cost to fulfill assets, and (vi) a $2.2 million estimated gain on the PST Divestiture reported in our Unallocated segment, as discussed above. Excluding such items, our consolidated operating income for the three months ended January 31, 2024 would have been $12.2 million. Our GAAP operating loss of $0.8 million for the three months ended January 31, 2023 reflects: (i) $5.3 million of amortization of intangibles; (ii) $1.5 million of restructuring costs (of which $1.1 million and $0.5 million related to our Satellite and Space Communications and Unallocated segments, respectively); (iii) $1.3 million of amortization of stock-based compensation; (iv) $0.7 million of strategic emerging technology costs; and (v) $0.2 million of amortization of cost to fulfill assets, as discussed above. Excluding such items, our consolidated operating income for the three months ended January 31, 2023 would have been $8.4 million. The increase in operating income, excluding the above items, from $8.4 million to $12.2 million for the most recent period reflects lower research and development expenses in both of our reportable operating segments and the benefit of our One Comtech lean initiatives, offset in part by a lower consolidated gross profit percentage, as discussed above. Operating income (loss) by reportable segment is further discussed below. The decrease in our Satellite and Space Communications segment operating income, both in dollars and as a percentage of the related segment net sales, for the three months ended January 31, 2024 was driven primarily by a decrease in related segment net sales and gross profit percentage, as discussed above. The increase in our Terrestrial and Wireless Networks segment operating income, both in dollars and as a percentage of the related segment net sales, for the three months ended January 31, 2024 was driven primarily by higher related segment net sales, lower research and development costs and our One Comtech lean initiatives, offset in part by a lower gross profit percentage, as discussed above. Excluding the gain on the PST Divestiture and the impact of its respective portion of restructuring charges in each period, Unallocated expenses for the three months ended January 31, 2024 would have been $7.9 million, as compared to $6.9 million for the three months ended January 31, 2023. The increase in Unallocated expenses, excluding such items, was primarily due to our One Comtech initiatives. Index 46

Interest Expense and Other. Interest expense was $5.3 million and $3.8 million for the three months ended January 31, 2024 and 2023, respectively. The increase is primarily due to a higher average debt balance outstanding during the more recent period, a general rise in interest rates as compared to the prior year period, as well as higher interest rates under our Credit Facility that we entered into in November 2022. Our effective interest rate (including amortization of deferred financing costs) in the three months ended January 31, 2024 was approximately 11.3%, as compared to 8.8% in the prior year period. Our current cash borrowing rate (which excludes the amortization of deferred financing costs) under our Credit Facility approximates 9.4%, as compared to 8.4% in the prior year period. Interest (Income) and Other. Interest (income) and other for both the three months ended January 31, 2024 and 2023 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate. Provision for (Benefit from) Income Taxes. For the three months ended January 31, 2024, we recorded tax expense of $7.4 million, as compared to a tax benefit of $0.2 million in the three months ended January 31, 2023. Our effective tax rate (excluding discrete tax items) for the three months ended January 31, 2024 and 2023 was (52.0)% and 11.0%, respectively. The change in rate from 11% to (52.0)% is primarily due to changes in expected product and geographic mix. For purposes of determining our (52.0)% estimated annual effective tax rate for fiscal 2024, the estimated gain on the PST Divestiture is considered a significant, unusual or infrequently occurring discrete tax item and is excluded from the computation of our effective tax rate. For purposes of determining our 11.0% estimated annual effective tax rate for fiscal 2023, CEO transition costs are considered significant, unusual or infrequently occurring discrete tax items and are excluded from the computation of our effective tax rate. During the three months ended January 31, 2024, we recorded a net discrete tax benefit of $0.3 million primarily related to the PST Divestiture. During the three months ended January 31, 2023, we recorded a net discrete tax expense of $0.1 million, primarily related to the settlement of stock-based awards, partially offset by the finalization of certain tax accounts in connection with our fiscal 2022 Canadian income tax returns. Our U.S. federal income tax returns for fiscal 2020 through 2022 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2019 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition. Net Loss Attributable to Common Stockholders. During the three months ended January 31, 2024 and 2023, consolidated net loss attributable to common stockholders was $30.5 million and $6.5 million, respectively. The more recent period included $17.9 million of charges specifically related to the exchange of our Series A-1 Convertible Preferred Stock for Series B Convertible Preferred Stock on January 22, 2024 and a $2.2 million estimated gain on the PST Divestiture. Index 47

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the three months ended January 31, 2024 and 2023 are shown in the table below with a reconciliation to net income (loss) (numbers in the table may not foot due to rounding): Three months ended January 31, 2024 2023 2024 2023 2024 2023 2024 2023 ($ in millions) Satellite and Space Communications Terrestrial and Wireless Networks Unallocated Consolidated Net (loss) income $ (0.5) 3.1 7.6 3.6 (17.7) (11.5) $ (10.6) (4.8) Provision for (benefit from) income taxes 0.3 (0.4) 0.7 (0.1) 6.3 0.3 7.4 (0.2) Interest (income) and other 1.1 0.6 (0.2) (0.1) — — 0.9 0.5 Interest expense 0.9 — — — 4.4 3.8 5.3 3.8 Amortization of stock-based compensation — — — — 2.2 1.3 2.2 1.3 Amortization of intangibles 1.7 1.8 3.6 3.5 — — 5.3 5.3 Depreciation 0.9 1.0 2.0 1.9 0.1 — 2.9 3.0 Amortization of cost to fulfill assets 0.2 0.2 — — — — 0.2 0.2 Restructuring costs 1.5 1.1 — — 1.3 0.5 2.7 1.5 Strategic emerging technology costs 1.0 0.7 — — — — 1.0 0.7 Gain on business divestiture, net — — — — (2.2) — (2.2) — Adjusted EBITDA $ 7.1 8.2 13.7 8.8 (5.7) (5.7) $ 15.1 11.3 Percentage of related net sales 9.0% 10.2% 24.7% 16.5 % NA NA 11.3% 8.5 % The increase in consolidated Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, for the three months ended January 31, 2024 as compared to the three months ended January 31, 2023 reflects lower research and development expenses in both of our reportable operating segments and the benefit of our One Comtech lean initiatives, offset in part by a lower consolidated gross profit percentage, as discussed above. The decrease in our Satellite and Space Communications segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, is primarily due to a decrease in related segment net sales and gross profit percentage, as discussed above. The increase in our Terrestrial and Wireless Networks segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, is primarily due to higher related segment net sales, lower research and development expenses and our One Comtech lean initiatives, offset in part by a lower gross profit percentage, as discussed above. Index 48

A reconciliation of our fiscal 2023 GAAP Net Loss to Adjusted EBITDA is shown in the table below (numbers in the table may not foot due to rounding): ($ in millions) Fiscal Year 2023 Reconciliation of GAAP Net Loss to Adjusted EBITDA: Net loss $ (26.9) Benefit from income taxes (3.9) Interest expense 15.0 Interest (income) and other 1.2 Amortization of stock-based compensation 10.1 Amortization of intangibles 21.4 Depreciation 11.9 Amortization of cost to fulfill assets 1.0 Restructuring costs 10.9 Strategic emerging technology costs 3.8 CEO transition costs 9.1 Adjusted EBITDA $ 53.5 Our Adjusted EBITDA is a Non-GAAP measure that represents earnings (loss) before interest, income taxes, depreciation expense, amortization of intangibles, amortization of stock-based compensation, amortization of cost to fulfill assets, restructuring costs, strategic emerging technology costs (for next-generation satellite technology), change in fair value of the Series A convertible preferred stock purchase option liability, write-off of deferred financing costs, acquisition plan expenses, COVID-19 related costs, facility exit costs, CEO transition costs, proxy solicitation costs and strategic alternatives analysis expenses and other. Although closely aligned, our definition of Adjusted EBITDA is different than the Consolidated EBITDA (as such term is defined in our Credit Facility) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is also a measure frequently requested by our investors and analysts. We believe that investors and analysts may use Adjusted EBITDA, along with other information contained in our SEC filings, including GAAP measures, in assessing our performance and comparability of our results with other companies. Our Non- GAAP measures reflect the GAAP measures as reported, adjusted for certain items as described herein and also excludes the effects of our outstanding convertible preferred stock. These Non-GAAP financial measures have limitations as an analytical tool as they exclude the financial impact of transactions necessary to conduct our business, such as the granting of equity compensation awards, and are not intended to be an alternative to financial measures prepared in accordance with GAAP. These measures are adjusted as described in the reconciliation of GAAP to Non-GAAP measures in the tables presented herein, but these adjustments should not be construed as an inference that all of these adjustments or costs are unusual, infrequent or non-recurring. Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures determined in accordance with GAAP. Investors are advised to carefully review the GAAP financial results that are disclosed in our SEC filings. We have not quantitatively reconciled our fiscal 2024 Adjusted EBITDA outlook to the most directly comparable GAAP measure because items such as stock-based compensation, adjustments to the provision for income taxes, amortization of intangibles and interest expense, which are specific items that impact these measures, have not yet occurred, are out of our control, or cannot be predicted. For example, quantification of stock-based compensation expense requires inputs such as the number of shares granted and market price that are not currently ascertainable. Accordingly, reconciliations to the Non-GAAP forward looking metrics are not available without unreasonable effort and such unavailable reconciling items could significantly impact our financial results. Index 49

Reconciliations of our GAAP consolidated operating income (loss), net loss attributable to common stockholders and net loss per diluted common share for the three months ended January 31, 2024 and 2023 to the corresponding Non-GAAP measures are shown in the tables below (numbers and per share amounts in the tables may not foot due to rounding). Non-GAAP net (loss) income attributable to common stockholders and non-GAAP net (loss) income per diluted common share reflect Non- GAAP provisions for income taxes based on year-to-date results, as adjusted for the Non-GAAP reconciling items included in the tables below. We evaluate our Non-GAAP effective income tax rate on an ongoing basis, and it can change from time to time. Our Non-GAAP effective income tax rate can differ materially from our GAAP effective income tax rate. In addition, due to the GAAP net loss for the period, Non-GAAP net income per diluted common share for the three months ended January 31, 2023 was computed using weighted average diluted shares outstanding of 28,361,000 during the period. Three months ended January 31, 2024 ($ in millions, except for per share amount) Operating Income Net Loss Attributable to Common Stockholders Net Loss per Diluted Common Share Reconciliation of GAAP to Non-GAAP Earnings: GAAP measures, as reported $ 3.0 $ (30.5) $ (1.07) Loss on extinguishment of convertible preferred stock — 13.6 0.48 Adjustments to reflect redemption value of convertible preferred stock — 6.3 0.22 Amortization of intangibles 5.3 4.1 0.14 Restructuring costs 2.7 2.1 0.07 Amortization of stock-based compensation 2.2 1.7 0.06 Strategic emerging technology costs 1.0 0.8 0.03 Amortization of costs to fulfill assets 0.2 0.2 0.01 Gain on business divestiture, net (2.2) (2.9) (0.10) Net discrete tax expense — 0.4 0.01 Non-GAAP measures $ 12.2 $ (4.2) $ (0.15) Three months ended January 31, 2023 ($ in millions, except for per share amount) Operating (Loss) Income Net (Loss) Income Attributable to Common Stockholders Net (Loss) Income per Diluted Common Share Reconciliation of GAAP to Non-GAAP Earnings: GAAP measures, as reported $ (0.8) $ (6.5) $ (0.23) Adjustments to reflect redemption value of convertible preferred stock — 1.7 0.06 Amortization of intangibles 5.3 4.1 0.15 Restructuring costs 1.5 1.2 0.04 Amortization of stock-based compensation 1.3 1.0 0.03 Strategic emerging technology costs 0.7 0.7 0.02 Amortization of costs to fulfill assets 0.2 0.2 0.01 Net discrete tax expense — 0.1 — Non-GAAP measures $ 8.4 $ 2.5 $ 0.09 Index 50

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2024 AND 2023 Net Sales. Consolidated net sales were $286.1 million and $264.9 million for the six months ended January 31, 2024 and 2023, respectively, representing an increase of $21.2 million, or 8.0%. The period-over-period increase in consolidated net sales primarily reflects significantly higher net sales in our Satellite and Space Communications segment, as further discussed below. Although higher than last year, net sales during our second quarter of fiscal 2024, primarily in our Satellite and Space Communications segment, reflect delays in the timing of our receipt of and performance on orders, principally a result of the challenging business conditions giving rise to our going concern disclosures in early December 2023, which we believe temporarily slowed down our receipt of orders from customers, as well as components from suppliers. While we have worked to resolve such conditions, for example, by substantially reducing the level of accounts payables around quarter end, such challenging business conditions during December 2023 and January 2024 resulted in our performance on orders shifting to the third quarter (and in some cases fourth quarter) of fiscal 2024. Also, net sales in our Satellite and Space Communications segment for the second quarter of fiscal 2024 reflect the PST Divestiture. Satellite and Space Communications Net sales in our Satellite and Space Communications segment were $181.0 million for the six months ended January 31, 2024 as compared to $161.3 million for the six months ended January 31, 2023, an increase of $19.7 million or 12.2%. Related segment net sales for the six months ended January 31, 2024 primarily reflect significantly higher net sales of our troposcatter and SATCOM solutions to U.S. government customers (including progress toward delivering next-generation troposcatter terminals to the U.S. Marine Corps and U.S. Army). Our Satellite and Space Communications segment represented 63.3% of consolidated net sales for the six months ended January 31, 2024 as compared to 60.9% for the six months ended January 31, 2023. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the six months ended January 31, 2024 was 1.13x. Bookings, sales and profitability in our Satellite and Space Communications segment can fluctuate substantially from period-to- period due to many factors, including unpredictable funding, deployment and technology decisions by our U.S. and international government customers. Period-to-period fluctuations in bookings are normal for this segment. As such, period-to- period comparisons of our results may not be indicative of a trend or future performance. Terrestrial and Wireless Networks Net sales in our Terrestrial and Wireless Networks segment were $105.1 million for the six months ended January 31, 2024, as compared to $103.6 million for the six months ended January 31, 2023, an increase of $1.5 million, or 1.4%. Related segment net sales for the six months ended January 31, 2024 primarily reflect higher net sales of our NG-911 and call handling services, offset in part by lower net sales of our location based solutions. Our Terrestrial and Wireless Networks segment represented 36.7% of consolidated net sales for the six months ended January 31, 2024 as compared to 39.1% for the six months ended January 31, 2023. Our book-to-bill ratio in this segment for the six months ended January 31, 2024 was 1.17x. Bookings, sales and profitability in our Terrestrial and Wireless Networks segment can fluctuate from period-to-period due to many factors, including changes in the general business environment and timing of our receipt of large, multi-year NG-911 contracts. Period-to-period fluctuations in bookings are normal for this segment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance. Index 51

Geography and Customer Type Sales by geography and customer type, as a percentage of related sales, for the six months ended January 31, 2024 and 2023 are as follows: Six months ended January 31, 2024 2023 2024 2023 2024 2023 Satellite and Space Communications Terrestrial and Wireless Networks Consolidated U.S. government 52.3% 49.6% 1.1% 1.9% 33.5% 30.9 % Domestic 13.7% 18.4% 89.4% 90.8% 41.5% 46.7 % Total U.S. 66.0% 68.0% 90.5% 92.7% 75.0% 77.6 % International 34.0% 32.0% 9.5% 7.3% 25.0% 22.4 % Total 100.0% 100.0% 100.0% 100.0% 100.0% 100.0 % Sales to U.S. government customers include sales to the DoD, intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. For the six months ended January 31, 2024, except for the U.S. government, there were no customers that represented more than 10% of consolidated net sales. For the six months ended January 31, 2023, included in domestic sales are sales to Verizon Communications Inc. ("Verizon"), which accounted for 11.9% of consolidated net sales. International sales for the six months ended January 31, 2024 and 2023 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $71.5 million and $59.3 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for the six months ended January 31, 2024 and 2023. Gross Profit. Gross profit was $91.1 million and $92.7 million for the six months ended January 31, 2024 and 2023, respectively, a decrease of $1.6 million. Gross profit, as a percentage of consolidated net sales, for the six months ended January 31, 2024 was 31.8% as compared to 35.0% for the six months ended January 31, 2023. Our gross profit (both in dollars and as a percentage of consolidated net sales) reflects an increase in net sales and overall product mix changes (including the impact of the PST Divestiture) and lower net sales in our Satellite and Space Communications segment's satellite ground stations product line (including X/Y steerable antennas), as discussed above. Gross profit, as a percentage of related segment net sales, is further discussed below. Our Satellite and Space Communications segment's gross profit, as a percentage of related segment net sales, for the six months ended January 31, 2024 decreased in comparison to the six months ended January 31, 2023. The gross profit percentage in the most recent three-month period reflects changes in products and services mix and lower sales volume in our satellite ground stations product line (including X/Y steerable antennas), as discussed above. Our Terrestrial and Wireless Networks segment's gross profit, as a percentage of related segment net sales, for the six months ended January 31, 2024 decreased in comparison to the six months ended January 31, 2023. The gross profit percentage in the most recent three-month period reflects changes in products and services mix, as discussed above. Included in consolidated cost of sales for the six months ended January 31, 2024 and 2023 are provisions for excess and obsolete inventory of $1.5 million and $1.3 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends. Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast. Index 52

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $63.0 million and $58.3 million for the six months ended January 31, 2024 and 2023, respectively. As a percentage of consolidated net sales, selling, general and administrative expenses were 22.0% for both the six months ended January 31, 2024 and 2023, respectively. During the six months ended January 31, 2024 and 2023, we incurred $6.4 million and $2.9 million of restructuring costs, respectively, primarily to streamline our operations and improve efficiency (including severance and costs related to the relocation of certain of our satellite ground station production facilities to our 146,000 square foot facility in Chandler, Arizona), as well as to complete the PST Divestiture. Excluding restructuring costs, selling, general and administrative expenses for the six months ended January 31, 2024 and 2023 would have been $56.6 million or 19.8% and $55.4 million or 20.9%, respectively, of consolidated net sales. The decrease in our selling, general and administrative expenses, as a percentage of consolidated net sales, is primarily due to higher consolidated net sales during the more recent period, as discussed above. Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $4.2 million in the six months ended January 31, 2024 as compared to $1.7 million in the six months ended January 31, 2023. Amortization of stock-based compensation is not allocated to our two reportable operating segments. Research and Development Expenses. Research and development expenses were $14.7 million and $25.2 million for the six months ended January 31, 2024 and 2023, respectively, representing a decrease of $10.5 million or 41.8%. As a percentage of consolidated net sales, research and development expenses were 5.1% and 9.5% for the six months ended January 31, 2024 and 2023, respectively. For the six months ended January 31, 2024 and 2023, research and development expenses of $8.9 million and $12.0 million, respectively, related to our Satellite and Space Communications segment and $5.5 million and $13.0 million, respectively, related to our Terrestrial and Wireless Networks segment. The remaining research and development expenses of $0.3 million and $0.2 million in the six months ended January 31, 2024 and 2023, respectively, related to the amortization of stock-based compensation expense. Lower research and development expenses were driven by our One Comtech initiative and prioritization of resources across various programs. During the six months ended January 31, 2024 and 2023, we incurred $2.3 million and $1.5 million, respectively, of strategic emerging technology costs in our Satellite and Space Communications segment for next-generation satellite technology to advance our solutions offerings to be used with new broadband satellite constellations. We are evaluating this new market in relation to our long-term business strategies, and we may incur additional costs in the future. Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the six months ended January 31, 2024 and 2023, customers reimbursed us $6.5 million and $5.6 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales. Amortization of Intangibles. Amortization relating to intangible assets with finite lives for the six months ended January 31, 2024 and 2023 was $10.6 million (of which $3.3 million was for the Satellite and Space Communications segment and $7.2 million was for the Terrestrial and Wireless Networks segment) and $10.7 million (of which $3.7 million was for the Satellite and Space Communications segment and $7.0 million was for the Terrestrial and Wireless Networks segment), respectively. Gain on Business Divestiture, net. On November 7, 2023, we completed the PST Divestiture and recorded an estimated gain of $2.2 million in the second quarter of fiscal 2024. There was no similar gain in the corresponding period of the prior year. CEO Transition Costs. On August 9, 2022, our Board of Directors appointed Ken Peterman as our Chairman of the Board, President and CEO. Transition costs related to our former President and CEO, Mr. Porcelain, pursuant to his separation agreement with the Company, were $7.4 million, of which $3.8 million related to the acceleration of unamortized stock-based compensation, with the remaining $3.6 million related to his severance payments and benefits upon termination of employment. The cash portion of the transition costs of $3.6 million was paid to Mr. Porcelain in October 2022. Also, in connection with Mr. Peterman entering into an employment agreement with the Company, effective as of August 9, 2022, we incurred a $1.0 million expense related to a cash sign-on bonus, which was paid in January 2023. CEO transition costs related to Mr. Porcelain and Mr. Peterman were expensed in our Unallocated segment during the first quarter of fiscal 2023. There were no similar costs incurred through the second quarter of fiscal 2024. Index 53

Operating Income (Loss). Operating income (loss) for the six months ended January 31, 2024 and 2023 was $5.1 million and $(10.5) million, respectively. Operating income (loss) by reportable segment is shown in the table below: Six months ended January 31, 2024 2023 2024 2023 2024 2023 2024 2023 ($ in millions) Satellite and Space Communications Terrestrial and Wireless Networks Unallocated Consolidated Operating income (loss) $ 12.0 8.3 12.2 4.1 (19.1) (22.9) $ 5.1 (10.5) Percentage of related net sales 6.6% 5.1% 11.6% 4.0 % NA NA 1.8 % NA Our GAAP operating income of $5.1 million for the six months ended January 31, 2024 reflects: (i) $10.6 million of amortization of intangibles; (ii) $6.4 million of restructuring costs (of which $2.2 million and $4.2 million related to our Satellite and Space Communications and Unallocated segments, respectively); (iii) $4.8 million of amortization of stock-based compensation; (iv) $2.3 million of strategic emerging technology costs; (v) $0.5 million of amortization of cost to fulfill assets, and (vi) a $2.2 million estimated gain on the PST Divestiture reported in our Unallocated segment, as discussed above. Excluding such items, our consolidated operating income for the six months ended January 31, 2024 would have been $27.5 million, or 9.6% of consolidated net sales. Our GAAP operating loss of $10.5 million for the six months ended January 31, 2023 reflects: (i) $10.7 million of amortization of intangibles; (ii) $9.1 million of CEO transition costs; (iii) $2.9 million of restructuring costs (of which $2.2 million and $0.7 million related to our Satellite and Space Communications and Unallocated segments, respectively); (iv) $2.2 million of amortization of stock-based compensation; (v) $1.5 million of strategic emerging technology costs; and (vi) $0.5 million of amortization of cost to fulfill assets, as discussed above. Excluding such items, our consolidated operating income for the six months ended January 31, 2023 would have been $16.3 million, or 6.1% of consolidated net sales. The increase in operating income, excluding the above items, from $16.3 million to $27.5 million for the most recent period reflects lower research and development expenses in both of our reportable operating segments and the benefit of our One Comtech lean initiatives, as discussed above. Operating income (loss) by reportable segment is further discussed below. The increase in our Satellite and Space Communications segment operating income, both in dollars and as a percentage of the related segment net sales, for the six months ended January 31, 2024 was driven primarily by an increase in related segment net sales and our One Comtech lean initiatives, offset in part by a lower gross profit percentage, as discussed above. The increase in our Terrestrial and Wireless Networks segment operating income, both in dollars and as a percentage of the related segment net sales, for the six months ended January 31, 2024 was driven primarily by lower research and development costs and our One Comtech lean initiatives, as discussed above. Excluding the gain on the PST Divestiture, the impact of CEO transition costs and its respective portion of restructuring charges in each period, Unallocated expenses for the six months ended January 31, 2024 would have been $17.1 million, as compared to $13.1 million for the six months ended January 31, 2023. The increase in Unallocated expenses, excluding such items, was primarily due to our One Comtech initiatives. Interest Expense and Other. Interest expense was $10.2 million and $6.0 million for the six months ended January 31, 2024 and 2023, respectively. The increase is due to a higher average debt balance outstanding during the most recent period, a general rise in interest rates as compared to the prior year period, as well as higher interest rates under our Credit Facility that we entered into in November 2022. Our effective interest rate (including amortization of deferred financing costs) in the six months ended January 31, 2024 was approximately 10.9%, as compared to 7.4% in the prior year period. Our current cash borrowing rate (which excludes the amortization of deferred financing costs) under our existing Credit Facility approximates 9.4%, as compared to 8.4% in the prior year period. Interest (Income) and Other. Interest (income) and other for both the six months ended January 31, 2024 and 2023 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate. Provision for (Benefit from) Income Taxes. For the six months ended January 31, 2024, we recorded tax expense of $6.0 million, as compared to a tax benefit of $0.8 million recorded in the six months ended January 31, 2023. Our effective tax rate (excluding discrete tax items) for the six months ended January 31, 2024 and 2023 was (52.0)% and 11.0%, respectively. The change in rate from 11% to negative (52.0)% is primarily due to changes in expected product and geographic mix. Index 54

For purposes of determining our (52.0)% estimated annual effective tax rate for fiscal 2024, the estimated gain on the PST Divestiture is considered a significant, unusual or infrequently occurring discrete tax item and is excluded from the computation of our effective tax rate. For purposes of determining our 11.0% estimated annual effective tax rate for fiscal 2023, CEO transition costs are considered significant, unusual or infrequently occurring discrete tax items and are excluded from the computation of our effective tax rate. During the six months ended January 31, 2024, we recorded a net discrete tax expense of $1.8 million primarily related to the anticipated timing of the settlement of contingent consideration related to our the PST Divestiture. Upon settlement of the contingent consideration, if any, we would expect an offsetting net discrete tax benefit due to the utilization of capital losses that had been previously subject to a full valuation allowance. During the six months ended January 31, 2023, we recorded a nominal, net discrete tax expense primarily related to the settlement of stock-based awards, partially offset by the deductible portion of CEO transition costs. Our U.S. federal income tax returns for fiscal 2020 through 2022 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2019 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition. Net Loss Attributable to Common Stockholders. During the six months ended January 31, 2024 and 2023, consolidated net loss attributable to common stockholders was $33.8 million and $19.3 million, respectively. The more recent period included $17.9 million of charges specifically related to the exchange of our Series A-1 Convertible Preferred Stock for Series B Convertible Preferred Stock on January 22, 2024 and a $2.2 million estimated gain on the PST Divestiture. Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the six months ended January 31, 2024 and 2023 are shown in the table below (numbers in the table may not foot due to rounding): Six months ended January 31, 2024 2023 2024 2023 2024 2023 2024 2023 ($ in millions) Satellite and Space Communications Terrestrial and Wireless Networks Unallocated Consolidated Net income (loss) $ 8.8 8.9 11.7 4.2 (32.6) (29.0) $ (12.0) (15.9) Provision for (benefit from) income taxes 0.5 (0.6) 0.4 (0.3) 5.1 0.1 6.0 (0.8) Interest (income) and other 0.8 — — 0.2 — — 0.8 0.2 Interest expense 1.8 — — — 8.4 6.0 10.2 6.0 Amortization of stock-based compensation — — — — 4.8 2.2 4.8 2.2 Amortization of intangibles 3.3 3.7 7.2 7.0 — — 10.6 10.7 Depreciation 1.8 2.0 3.9 3.7 0.2 0.1 6.0 5.8 Amortization of cost to fulfill assets 0.5 0.5 — — — — 0.5 0.5 Restructuring costs 2.2 2.2 — — 4.2 0.7 6.4 2.9 Strategic emerging technology costs 2.3 1.5 — — — — 2.3 1.5 Gain on business divestiture, net — — — — (2.2) — (2.2) — CEO transition costs — — — — — 9.1 — 9.1 Adjusted EBITDA $ 22.2 18.1 23.4 14.8 (12.1) (10.8) $ 33.5 22.1 Percentage of related net sales 12.3% 11.2% 22.2% 14.3 % NA NA 11.7% 8.3 % The increase in consolidated Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, for the six months ended January 31, 2024 as compared to the six months ended January 31, 2023 reflects lower research and development expense in both of our reportable operating segments and the benefit of our One Comtech lean initiatives, as discussed above. The increase in our Satellite and Space Communications segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, is primarily due to an increase in related segment net sales, lower research and development expenses and One Comtech lean initiatives, offset in part by a lower gross profit percentage, as discussed above. Index 55

The increase in our Terrestrial and Wireless Networks segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, is primarily due to lower research and development expenses and One Comtech lean initiatives, as discussed above. A reconciliation of our fiscal 2023 GAAP Net Loss to Adjusted EBITDA is shown in the table below (numbers in the table may not foot due to rounding): ($ in millions) Fiscal Year 2023 Reconciliation of GAAP Net Loss to Adjusted EBITDA: Net loss $ (26.9) Benefit from income taxes (3.9) Interest expense 15.0 Interest (income) and other 1.2 Amortization of stock-based compensation 10.1 Amortization of intangibles 21.4 Depreciation 11.9 Amortization of cost to fulfill assets 1.0 Restructuring costs 10.9 Strategic emerging technology costs 3.8 CEO transition costs 9.1 Adjusted EBITDA $ 53.5 Our Adjusted EBITDA is a Non-GAAP measure that represents earnings (loss) before interest, income taxes, depreciation expense, amortization of intangibles, amortization of stock-based compensation, amortization of cost to fulfill assets, restructuring costs, strategic emerging technology costs (for next-generation satellite technology), change in fair value of the Series A convertible preferred stock purchase option liability, write-off of deferred financing costs, acquisition plan expenses, COVID-19 related costs, facility exit costs, CEO transition costs, proxy solicitation costs and strategic alternatives analysis expenses and other. Although closely aligned, our definition of Adjusted EBITDA is different than the Consolidated EBITDA (as such term is defined in our Credit Facility) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is also a measure frequently requested by our investors and analysts. We believe that investors and analysts may use Adjusted EBITDA, along with other information contained in our SEC filings, including GAAP measures, in assessing our performance and comparability of our results with other companies. Our Non- GAAP measures reflect the GAAP measures as reported, adjusted for certain items as described herein and also excludes the effects of our outstanding convertible preferred stock. These Non-GAAP financial measures have limitations as an analytical tool as they exclude the financial impact of transactions necessary to conduct our business, such as the granting of equity compensation awards, and are not intended to be an alternative to financial measures prepared in accordance with GAAP. These measures are adjusted as described in the reconciliation of GAAP to Non-GAAP measures in the tables presented herein, but these adjustments should not be construed as an inference that all of these adjustments or costs are unusual, infrequent or non-recurring. Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures determined in accordance with GAAP. Investors are advised to carefully review the GAAP financial results that are disclosed in our SEC filings. We have not quantitatively reconciled our fiscal 2024 Adjusted EBITDA outlook to the most directly comparable GAAP measure because items such as stock-based compensation, adjustments to the provision for income taxes, amortization of intangibles and interest expense, which are specific items that impact these measures, have not yet occurred, are out of our control, or cannot be predicted. For example, quantification of stock-based compensation expense requires inputs such as the number of shares granted and market price that are not currently ascertainable. Accordingly, reconciliations to the Non-GAAP forward looking metrics are not available without unreasonable effort and such unavailable reconciling items could significantly impact our financial results. Index 56

Reconciliations of our GAAP consolidated operating income (loss), net loss attributable to common stockholders and net loss per diluted common share for the six months ended January 31, 2024 and 2023 to the corresponding Non-GAAP measures are shown in the tables below (numbers and per share amounts in the tables may not foot due to rounding). Non-GAAP net income attributable to common stockholders and non-GAAP net income per diluted common share reflect Non-GAAP provisions for income taxes based on year-to-date results, as adjusted for the Non-GAAP reconciling items included in the tables below. We evaluate our Non-GAAP effective income tax rate on an ongoing basis, and it can change from time to time. Our Non-GAAP effective income tax rate can differ materially from our GAAP effective income tax rate. In addition, due to the GAAP net loss for the period, Non-GAAP net income per diluted common share for the six months ended January 31, 2024 and 2023 was computed using weighted average diluted shares outstanding of 28,958,000 and 28,262,000, respectively, during the period. Six months ended January 31, 2024 ($ in millions, except for per share amount) Operating Income Net (Loss) Income Attributable to Common Stockholders Net (Loss) Income per Diluted Common Share Reconciliation of GAAP to Non-GAAP Earnings: GAAP measures, as reported $ 5.1 $ (33.8) $ (1.18) Loss on extinguishment of convertible preferred stock — 13.6 0.48 Adjustments to reflect redemption value of convertible preferred stock — 8.2 0.29 Amortization of intangibles 10.6 8.2 0.28 Restructuring costs 6.4 5.0 0.17 Amortization of stock-based compensation 4.8 3.8 0.13 Strategic emerging technology costs 2.3 1.8 0.06 Amortization of cost to fulfill assets 0.5 0.5 0.02 Gain on business divestiture, net (2.2) (1.4) (0.05) Net discrete tax expense — 1.0 0.03 Non-GAAP measures $ 27.5 $ 6.7 $ 0.23 Six months ended January 31, 2023 ($ in millions, except for per share amount) Operating (Loss) Income Net (Loss) Income Attributable to Common Stockholders Net (Loss) Income per Diluted Common Share Reconciliation of GAAP to Non-GAAP Earnings: GAAP measures, as reported $ (10.5) $ (19.3) $ (0.69) Adjustment to reflect redemption value of convertible preferred stock — 3.4 0.12 Amortization of intangibles 10.7 8.3 0.30 CEO transition costs 9.1 8.6 0.31 Restructuring costs 2.9 2.2 0.08 Amortization of stock-based compensation 2.2 1.7 0.06 Strategic emerging technology costs 1.5 1.3 0.05 Amortization of cost to fulfill assets 0.5 0.5 0.02 Net discrete tax expense — 0.5 0.02 Non-GAAP measures $ 16.3 $ 7.1 $ 0.25 Index 57

LIQUIDITY AND CAPITAL RESOURCES Our cash and cash equivalents were $40.0 million and $19.0 million at January 31, 2024 and July 31, 2023, respectively. For the six months ended January 31, 2024, our cash flows reflect the following: • Net cash used in operating activities was $41.2 million for the six months ended January 31, 2024 as compared to net cash used in operating activities of $16.8 million for the six months ended January 31, 2023. The period-over-period decrease in cash flow from operating activities reflects overall changes in net working capital requirements, principally the timing of shipments and progress toward completion on contracts accounted for over time, and related billings and payments. Operating cash flows for the more recent period also reflect our planned use of a substantial portion of the net cash proceeds from the issuance of Series B Convertible Preferred Stock to significantly reduce accounts payable. • Net cash provided by investing activities for the six months ended January 31, 2024 was $24.9 million, compared to net cash used by investing activities of $9.9 million for the six months ended January 31, 2023. The more recent period includes $32.5 million of net cash proceeds from the PST Divestiture, offset in part by capital expenditures to build- out cloud-based computer networks to support our previously announced NG-911 contract wins and capital investments and building improvements in connection with our manufacturing facilities. • Net cash provided by financing activities was $37.3 million and $26.6 million for the six months ended January 31, 2024 and 2023, respectively. During the six months ended January 31, 2024 and 2023, we had net borrowings under our Credit Facility of $3.9 million and $38.4 million, respectively. Financing cash flow activities for the more recent period reflect the receipt of net cash proceeds from the issuance of Series B Convertible Preferred Stock and use of a substantial portion of the net cash proceeds from the PST Divestiture to repay a portion of the Term Loan outstanding under the Credit Facility. During the six months ended January 31, 2023, we paid $5.9 million in cash dividends to our common stockholders. Payment of cash dividends in the more recent period represents the settlement of previously issued dividend equivalents related to stock based awards. We also made $3.8 million and $2.5 million of payments to remit employees' statutory tax withholding requirements related to the net settlement of stock-based awards during the six months ended January 31, 2024 and 2023, respectively. The Credit Facility is discussed below and in "Notes to Condensed Consolidated Financial Statements – Note (10) – Credit Facility." The Series B Convertible Preferred Stock is discussed below and in "Notes to Condensed Consolidated Financial Statements – Note (17) – Convertible Preferred Stock." Our material cash requirements are for working capital, debt service (including interest), capital expenditures, income tax payments, facilities lease payments and dividends related to our Series B Convertible Preferred Stock, which are payable in kind or in cash at our election. Our material cash requirements could increase beyond our current expectations due to factors such as general economic conditions, a change in government spending priorities, larger than usual customer orders or a future redemption by the holders of our Series B Convertible Preferred Stock. Also, in light of our initiatives to grow the Company, we continue to review and evaluate our capital allocation plans. Furthermore, we may choose to raise additional funds through equity and debt financing transactions to provide additional flexibility or to pursue acquisitions. Although it is difficult in the current economic and credit environment to predict the terms and conditions of financing that may be available in the future, we believe that we would have sufficient access to credit from financial institutions and/or financing from public and private debt and equity markets. We have historically met our cash requirements with funds provided by a combination of cash and cash equivalent balances, cash generated from operating activities and cash generated from equity and debt financing transactions. As discussed in "Notes to Condensed Consolidated Financial Statements – Note (1) – General," as of the date these financial statements were issued (the "issuance date"), we evaluated whether the following conditions or events, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern over the next twelve months beyond the issuance date. Index 58

Over the past three fiscal years, we incurred operating losses of $14.7 million, $33.8 million, and $68.3 million in fiscal 2023, 2022 and 2021, respectively. More recently, we recognized operating income of $3.0 million and $5.1 million in the three and six months ended January 31, 2024, respectively, including a $2.2 million estimated gain on business divestiture, net. See Note (2) – “Business Divestiture” for further information. In addition, over the past three fiscal years, net cash used in operating activities was $4.4 million and $40.6 million in fiscal 2023 and 2021, respectively, and net cash provided by operating activities was $2.0 million in fiscal 2022. More recently, net cash used in operating activities was $41.2 million in the six months ended January 31, 2024. Such amount in the more recent period reflects the use of a substantial portion of the net cash proceeds from the $45.0 million issuance of our Series B Convertible Preferred Stock on January 22, 2024 to significantly reduce the level of our outstanding accounts payable as of January 31, 2024. See Note (17) – “Convertible Preferred Stock” for further information. As of the issuance date, our available sources of liquidity included cash and cash equivalents of approximately $20.1 million. In addition, as of the issuance date, borrowings under our Credit Facility, which has a maturity date of October 31, 2024, aggregated $166.2 million, of which $136.8 million and $29.4 million related to the Revolving Loan Facility and Term Loan, respectively. As of the issuance date, there was approximately $2.7 million of additional borrowing capacity under the Revolving Loan Facility. Our ability to meet our current obligations as they come due may be impacted by our ability to remain compliant with the financial covenants under our Credit Facility or to obtain waivers or amendments that impact the related financial covenants. If we are unable to satisfy certain covenants and not able to obtain waivers or amendments, such event would constitute an Event of Default and could cause an immediate acceleration and repayment of all outstanding principal, interest and fees due under our Credit Facility. If there is an Event of Default, there can be no assurances that we will be able to continue as a going concern, which could force us to delay, reduce or discontinue certain aspects of our business strategy. Additionally, our ability to meet future anticipated liquidity needs will largely depend on our ability to generate positive cash inflows from operations and/or secure other sources of outside capital. As it relates to sources of outside capital, the Series B Convertible Preferred Stock issued on January 22, 2024 allow us to raise up to $50.0 million of shares of common stock without the consent of the holders of the Series B Convertible Preferred Stock. Based on our current business plans, including projected capital expenditures, we do not believe our current level of cash and cash equivalents, or liquidity expected to be generated from future cash flows will be sufficient to fund our operations over the next twelve months beyond the issuance date and repay the outstanding borrowings scheduled to mature under the Credit Facility on or before October 31, 2024. In anticipation of this maturity, we engaged with third party financial advisors to assist us in our discussions and negotiations with our existing lenders and holders of Series B Convertible Preferred Stock to extend or refinance the Credit Facility and/or amend or restructure the Series B Convertible Preferred Stock, as well as seeking other sources of credit or outside capital. If we are unable to obtain sufficient, timely financial resources or outside capital, our business, financial condition and results of operations could be materially and adversely affected. Our ability to generate cash in the future or have sufficient access to credit from financial institutions and/or financing from public and/or private debt and equity markets on acceptable terms, or at all, (i) is subject to (a) general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control and (b) under certain circumstances, a majority vote consent right of the holders of the Series B Convertible Preferred Stock (as discussed further in Note (17) – "Convertible Preferred Stock"), and (ii) could (x) dilute the ownership interest of our stockholders, (y) include terms that adversely affect the rights of our common stockholders, or (z) restrict our ability to take specific actions such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. Also, our transition to sustained profitability is dependent upon the successful completion of our ongoing One Comtech transformation and integration of individual businesses into two segments and related restructuring activities to optimize our cost structure and reduce investments in working capital and/or capital expenditures. In addition to our plan to refinance the Credit Facility and/or secure new sources of credit or outside capital, our plans also include, among other things: • implementing certain cost savings and restructuring activities to reduce cash used in operations, as discussed further in "Notes to Condensed Consolidated Financial Statements – Note (20) – “Cost Reduction;” • pursuing initiatives to reduce investments in working capital, namely accounts receivable and inventory; • improving process disciplines to attain and maintain profitable operations by entering into more favorable sales or service contracts; • reevaluating our business plans to identify opportunities to further reduce capital expenditures; Index 59

• seeking opportunities to improve liquidity through any combination of debt and/or equity financing (including possibly restructuring our existing Series B Convertible Preferred Stock); and • seeking other strategic transactions and/or measures including, but not limited to, the potential sale or divestiture of assets. While we believe the implementation of some or all of the elements of our plans over the next twelve months beyond the issuance date will be successful, these plans are not all solely within management’s control and, as such, we can provide no assurance our plans are probable of being effectively implemented as of the issuance date. Therefore, these adverse conditions and events described above raise substantial doubt about our ability to continue as a going concern as of the issuance date. We prepared these unaudited condensed consolidated financial statements on a going concern basis, assuming our financial resources will be sufficient to meet our capital needs over the next twelve months and did not include any adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation for the next twelve months. In addition to making capital investments for our new high-volume manufacturing centers, we have been making significant capital expenditures and building out cloud-based computer networks to support our previously announced NG-911 contract wins for the states of Pennsylvania, South Carolina and Arizona. We expect capital investments for these and other initiatives to continue in fiscal 2024. Our investment policy relating to our cash and cash equivalents is intended to minimize principal loss while at the same time maximize the income we receive without significantly increasing risk. To minimize risk, we generally invest our cash and cash equivalents in money market mutual funds (both government and commercial), certificates of deposit, bank deposits and U.S. Treasury securities. Many of our money market mutual funds invest in direct obligations of the U.S. government, bank securities guaranteed by the Federal Deposit Insurance Corporation, certificates of deposit and commercial paper and other securities issued by other companies. While we cannot predict future market conditions or market liquidity, we believe our investment policies are appropriate in the current environment. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market. On July 13, 2022, we filed a $200.0 million shelf registration statement with the SEC for the sale of various types of securities, including debt securities. This shelf registration statement was declared effective by the SEC as of July 25, 2022 and expires on July 25, 2025. On September 29, 2020, our Board of Directors authorized a $100.0 million stock repurchase program, which replaced our prior program. The $100.0 million stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases of our common stock during the six months ended January 31, 2024 and 2023. During the third quarter of fiscal 2023, the Board, together with management, adjusted the Company’s capital allocation plans and determined to forgo a common stock dividend, thereby increasing our financial flexibility. Future common stock dividends, if any, remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval and certain voting rights of holders of our Series B Convertible Preferred Stock. Credit Facility See "Notes to Condensed Consolidated Financial Statements – Note (10) – Credit Facility" for detailed information related to our existing Credit Facility. Capitalized terms used but not defined herein have the meanings set forth for such terms in the Credit Facility, which have been documented and filed with the SEC. During the six months ended January 31, 2024, we had outstanding balances under the Credit Facility ranging from $164.3 million to $196.8 million. As of January 31, 2024, the amount outstanding under our Credit Facility was $168.9 million, comprised of $139.5 million under the Revolving Loan Facility and $29.4 million under the Term Loan. At January 31, 2024, we had $0.5 million of standby letters of credit outstanding under our Credit Facility related to our guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. As of the issuance date, there was approximately $2.7 million of borrowing capacity under the Revolving Loan Facility. Also, on April 30, 2024 and July 31, 2024, if still outstanding, the Revolving Loan Facility would further step down to $135.0 million and $130.0 million, respectively. Index 60

As of January 31, 2024, our Secured Leverage Ratio was 3.07x trailing twelve months ("TTM") Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") compared to the maximum allowable Secured Leverage Ratio of 3.5x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of January 31, 2024 was 3.34x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA. Our Minimum Liquidity was $39.5 million compared to the Minimum Liquidity requirement of $25.0 million. Our ability to meet our current obligations as they come due may be impacted by our ability to remain compliant with the financial covenants under the Credit Facility or to obtain waivers or amendments that impact the related financial covenants. If we are unable to satisfy certain covenants and not able to obtain waivers or amendments, such event would constitute an Event of Default and could cause an immediate acceleration and repayment of all outstanding principal, interest and fees due under the Credit Facility. If there is an Event of Default, there can be no assurances that we will be able to continue as a going concern, which could force us to delay, reduce or discontinue certain aspects of our business strategy. Additionally, our ability to meet future anticipated liquidity needs will largely depend on our ability to generate positive cash inflows from operations, as well as refinance our Credit Facility, and/or secure other sources of outside capital. Based on our current business plans, including projected capital expenditures, we do not believe our current level of cash and cash equivalents or liquidity expected to be generated from future cash flows will be sufficient to fund our operations over the next twelve months and repay current obligations under the Credit Facility. Although we are actively pursuing strategies to mitigate these conditions and events and alleviate such substantial doubt about our ability to continue as a going concern, there can be no assurance that our plans will be successful. Convertible Preferred Stock See "Notes to Condensed Consolidated Financial Statements – Note (17) – Convertible Preferred Stock" for detailed information related to our Series B Convertible Preferred Stock. Commitments In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of January 31, 2024, will materially adversely affect our liquidity. At January 31, 2024, cash payments due under contractual obligations (including estimated interest expense on our Credit Facility), excluding purchase orders that we entered into in our normal course of business, are as follows: Total Due Within 1 Year Credit Facility - principal payments $ 168,906 168,906 Credit Facility - interest payments 13,009 13,009 Operating lease obligations 46,563 6,516 Contractual cash obligations $ 228,478 188,431 The commitments under our Credit Facility are described in detail above. As discussed in "Notes to Condensed Consolidated Financial Statements – Note (17) – Convertible Preferred Stock," the holders of the Series B Convertible Preferred Stock have the option to redeem such shares for cash commencing in October 2028. As the Series B Convertible Preferred Stock are not mandatorily redeemable for cash, the redemption value of such shares are not presented in the table above. In the ordinary course of business, we include indemnification provisions in certain of our customer contracts. Pursuant to these agreements, we have agreed to indemnify, hold harmless and reimburse the indemnified party for certain losses suffered or incurred by the indemnified party, including but not limited to losses related to third-party intellectual property claims. It is not possible to determine the maximum potential amount under these agreements due to a history of nominal claims and the unique facts and circumstances involved in each particular agreement. As discussed further in "Notes to Condensed Consolidated Financial Statements – Note (19) – Legal Proceedings and Other Matters," we are subject to certain pending and threatened legal actions and a number of indemnification demands and we are incurring ongoing legal expenses in connection with these matters. Our insurance policies may not cover the cost of defending and or resolving such matters. As a result, pending or future claims asserted against us by a party could result in legal costs and damages that could have a material adverse effect on our consolidated results of operations and financial condition. Index 61

We entered into employment and/or change of control agreements with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of the Company or termination of the employee. Our Condensed Consolidated Balance Sheet at January 31, 2024 includes total liabilities of $9.1 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities. RECENT ACCOUNTING PRONOUNCEMENTS We are required to prepare our Condensed Consolidated Financial Statements in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") which is the source for all authoritative U.S. generally accepted accounting principles, which is commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs"). During the six months ended January 31, 2024, FASB ASU No. 2023-07, Improvements to Reportable Segment Disclosures and FASB ASU 2023-09, Improvements to Income Tax Disclosures, were issued and incorporated into the FASB ASC and have not yet been adopted by us as of January 31, 2024. See "Notes to Condensed Consolidated Financial Statements – Note (3) – Adoption of Accounting Standards and Updates," for further information. Item 3. Quantitative and Qualitative Disclosures About Market Risk Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from borrowings under our Credit Facility. Based on the amount of outstanding debt under our Credit Facility, a hypothetical change in interest rates by 10% would change interest expense by approximately $1.6 million over a one-year period. Although we do not currently use interest rate derivative instruments to manage exposure to interest rate changes, we may choose to do so in the future in connection with our Credit Facility. Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of January 31, 2024, we had cash and cash equivalents of $40.0 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of January 31, 2024, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market. Item 4. Controls and Procedures As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934), was carried out by us under the supervision and with the participation of our management, including our interim Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The certifications of our interim Chief Executive Officer and Chief Financial Officer, that are Exhibits 31.1 and 31.2, respectively, should be read in conjunction with the foregoing information for a more complete understanding of the references in those Exhibits to disclosure controls and procedures and internal control over financial reporting. Index 62

PART II OTHER INFORMATION Item 1. Legal Proceedings See "Notes to Condensed Consolidated Financial Statements – Note (19) – Legal Proceedings and Other Matters" of this Form 10-Q for information regarding legal proceedings and other matters. Item 1A. Risk Factors Except as set forth below, there have been no material changes to the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023, which are hereby incorporated by reference. Our current cash and liquidity projections raise substantial doubt about our ability to continue as a going concern. As discussed in "Notes to Condensed Consolidated Financial Statements – Note (1) – General," and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” we have evaluated whether there are any conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern over the next twelve months. Based on our current business plans, including projected capital expenditures, we do not believe our current level of cash and cash equivalents or liquidity expected to be generated from future cash flows will be sufficient to fund our operations over the next twelve months and repay current obligations under the Credit Facility, raising substantial doubt about the Company’s ability to continue as a going concern as of the date of this Quarterly Report on Form 10-Q. Although we are actively pursuing strategies to mitigate these conditions and events and alleviate such substantial doubt about our ability to continue as a going concern, there can be no assurance that our plans will be successful. Our ability to meet our current obligations as they come due may be impacted by our ability to remain compliant with the financial covenants under our Credit Facility or to obtain waivers or amendments that impact the related financial covenants. If we are unable to satisfy certain covenants and not able to obtain waivers or amendments, such event would constitute an Event of Default (as such term is defined under the Credit Facility) and could cause an immediate acceleration and repayment of all outstanding principal, interest and fees due under the Credit Facility. If there is an Event of Default, there can be no assurances that we will be able to continue as a going concern, which could force us to delay, reduce or discontinue certain aspects of our business strategy. Additionally, our ability to meet future anticipated liquidity needs will largely depend on our ability to generate positive cash inflows from operations, as well as refinance our Credit Facility, and/or secure other sources of outside capital. Our ability to generate cash in the future or have sufficient access to credit from financial institutions and/or financing from public and/or private debt and equity markets on acceptable terms, or at all, (i) is subject to (a) general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control and (b) a majority vote consent right of the holders of the Series B Convertible Preferred Stock (as discussed further in "Notes to Condensed Consolidated Financial Statements – Note (17) – "Convertible Preferred Stock"), and (ii) could (x) dilute the ownership interest of our stockholders, (y) include terms that adversely affect the rights of our common stockholders, or (z) restrict our ability to take specific actions such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. Also, our transition to sustained profitability is dependent upon the successful completion of our ongoing One Comtech transformation and integration of individual businesses into two segments and related restructuring activities to optimize our cost structure. If we are unable to obtain sufficient, timely financial resources, our business, financial condition and results of operations could be materially and adversely affected and we may be forced to terminate, significantly curtail or cease our operations or to pursue other strategic alternatives, including commencing a case under the U.S. Bankruptcy Code. In addition, the perception that we may not be able to continue as a going concern may cause customers, vendors and others to review and alter their business relationships and terms with us, and may affect our credit rating. If we seek additional financing to fund operations and there remains substantial doubt about our ability to continue as a going concern, financing sources may be unwilling to provide such funding to us on commercially reasonable terms, or at all. Uncertainty regarding our ability to continue as a going concern could also have a material and adverse impact on the price of our common stock, which could negatively impact our ability to obtain additional stock-based financing or enter into strategic transactions. Index 63

Loss of our executive officers or other key personnel or other changes to our management team could disrupt our operations and growth plans or harm our business. We depend on the efforts of our executive officers and certain key personnel. Any unplanned turnover or our failure to develop an adequate succession plan or business continuity plan for one or more of our executive officers, including our Chief Executive Officer, or other key positions could deplete our institutional knowledge base and erode our competitive advantage. We recently terminated Ken Peterman as President and Chief Executive Officer for cause due to conduct unrelated to Comtech’s business strategy, financial results or previously filed financial statements and appointed John Ratigan, who was our Chief Corporate Development Officer, as interim Chief Executive Officer, effective immediately. The loss or limited availability of the services of one or more of our executive officers or other key personnel, or our inability to recruit and retain qualified executive officers or other key personnel in the future, could, at least temporarily, have an adverse effect on our operating results and financial condition. Leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to our business and growth plans, including to our relationships with our customers and employees. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Not applicable. Item 4. Mine Safety Disclosures Not applicable. Item 5. Other Information Securities Trading Plans of Directors and Officers During the three months ended January 31, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S- K). Index 64

Item 6. Exhibits Exhibit 3.1 - Comtech Telecommunications Corp. Second Amended and Restated Certificate of Designations Series A Convertible Preferred Stock, dated as of November 7, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 7, 2023) Exhibit 3.2 - Certificate of Designations designating the Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated December 14, 2023) Exhibit 3.3 - Form of Certificate of Elimination eliminating the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated December 14, 2023) Exhibit 3.4 - Certificate of Designations designating the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated January 23, 2024) Exhibit 3.5 - Form of Certificate of Elimination eliminating the Series A-1 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated January 23, 2024) Exhibit 4.1 - Form of Warrant (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated January 23, 2024) Exhibit 10.1 - Third Amended and Restated Credit Agreement, dated as of November 7, 2023, among Comtech Telecommunications Corp., the lenders party thereto and Citibank N.A., as administrative agent, issuing bank and swingline lender (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated December 7, 2023) Exhibit 10.2 - Exchange Agreement, dated as of December 13, 2023, by and among Comtech Telecommunications Corp. and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 14, 2023) Exhibit 10.3 - Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 9, 2024) Exhibit 10.4 - Subscription and Exchange Agreement, dated as of January 22, 2024, by and among Comtech Telecommunications Corp. and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 23, 2024) Exhibit 10.5 - Form of Voting Agreement (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated January 23, 2024) Exhibit 10.6 - Registration Rights Agreement, dated as of January 22, 2024, by and among Comtech Telecommunications Corp. and the Investors named therein (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated January 23, 2024) Index 65

Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Exhibit 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 Exhibit 101.INS - The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2024, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements Exhibit 101.SCH - Inline XBRL Taxonomy Extension Schema Document Exhibit 101.CAL - Inline XBRL Taxonomy Extension Calculation Linkbase Document Exhibit 101.LAB - Inline XBRL Taxonomy Extension Labels Linkbase Document Exhibit 101.PRE - Inline XBRL Taxonomy Extension Presentation Linkbase Document Exhibit 101.DEF - Inline XBRL Taxonomy Extension Definition Linkbase Document Exhibit 104 - Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101) Index 66

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. COMTECH TELECOMMUNICATIONS CORP. (Registrant) Date: March 18, 2024 By: /s/ John Ratigan (Date) John Ratigan Interim Chief Executive Officer (Principal Executive Officer) Date: March 18, 2024 By: /s/ Michael A. Bondi (Date) Michael A. Bondi Chief Financial Officer (Principal Financial and Accounting Officer) Index 67

Exhibit 31.1 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 I, John Ratigan, certify that: 1. I have reviewed this quarterly report on Form 10-Q of Comtech Telecommunications Corp.; 2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; 3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report; 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have: a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and d. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions): a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting. Date: March 18, 2024 /s/ John Ratigan John Ratigan Interim Chief Executive Officer

Exhibit 31.2 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 I, Michael A. Bondi, certify that: 1. I have reviewed this quarterly report on Form 10-Q of Comtech Telecommunications Corp.; 2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; 3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report; 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have: a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and d. disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions): a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting. Date: March 18, 2024 /s/ Michael A. Bondi Michael A. Bondi Chief Financial Officer

Exhibit 32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 In connection with the Quarterly Report of Comtech Telecommunications Corp. (the “Company”) on Form 10-Q for the period ended January 31, 2024 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John Ratigan, Interim Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: 1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and 2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. Date: March 18, 2024 /s/ John Ratigan John Ratigan Interim Chief Executive Officer

Exhibit 32.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 In connection with the Quarterly Report of Comtech Telecommunications Corp. (the “Company”) on Form 10-Q for the period ended January 31, 2024 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael A. Bondi, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: 1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and 2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. Date: March 18, 2024 /s/ Michael A. Bondi Michael A. Bondi Chief Financial Officer