Form 10-Q/A
period 2024-01-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2024-03-22
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q/A
(Amendment No.1)
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2024

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 0-7928
(Exact name of registrant as specified in its charter)

Delaware	11-2139466
(State or other jurisdiction of incorporation /organization)	(I.R.S. Employer Identification Number)
305 N 54th Street, Chandler, Arizona	85226
(Address of principal executive offices)	(Zip Code)

(480)	333-2200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	CMTL	Nasdaq Stock Market LLC
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

Index

Explanatory Note

This Form 10-Q/A is filed as an amendment (“Amendment No. 1”) to the Current Report on Form 10-Q filed by Comtech Telecommunications Corp. on March 18, 2024 (the “Original Report”). Amendment No. 1 is being filed solely to provide tagged Inline XBRL (" iXBRL") data that was not provided in the Original Report due to the EDGAR system experiencing technical difficulties with certain iXBRL filings on the date of the Original Report. There are no other changes to the Original Report or exhibits thereto.

COMTECH TELECOMMUNICATIONS CORP. INDEX
		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets - January 31, 2024 and July 31, 2023 (Unaudited)	1

	Condensed Consolidated Statements of Operations - Three and Six Months Ended January 31, 2024 and 2023 (Unaudited)	2

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity - Three and Six Months Ended January 31, 2024 and 2023 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows - Six Months Ended January 31, 2024 and 2023 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	61

Item 4.	Controls and Procedures	61

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	62

Item 1A.	Risk Factors	62

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 4.	Mine Safety Disclosures	63

Item 5.	Other Information	63

Item 6.	Exhibits	64

	Signature Page	66

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	January 31, 2024	July 31, 2023
Current assets:
Cash and cash equivalents	$39,956,000	18,961,000
Accounts receivable, net	198,548,000	163,159,000
Inventories, net	85,788,000	105,845,000
Prepaid expenses and other current assets	18,953,000	17,521,000
Total current assets	343,245,000	305,486,000
Property, plant and equipment, net	51,999,000	53,029,000
Operating lease right-of-use assets, net	35,498,000	44,410,000
Goodwill	333,105,000	347,692,000
Intangibles with finite lives, net	215,330,000	225,907,000
Deferred financing costs, net	2,742,000	2,349,000
Other assets, net	14,836,000	17,364,000
Total assets	$996,755,000	996,237,000
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,528,000	64,241,000
Accrued expenses and other current liabilities	59,688,000	66,990,000
Current portion of long-term debt	168,089,000	4,375,000
Operating lease liabilities, current	8,156,000	8,645,000
Contract liabilities	65,770,000	66,351,000
Interest payable	1,317,000	1,368,000
Income taxes payable, current	1,710,000	—
Total current liabilities	347,258,000	211,970,000
Non-current portion of long-term debt	—	160,029,000
Operating lease liabilities, non-current	33,059,000	41,763,000
Income taxes payable, non-current	2,879,000	2,208,000
Deferred tax liability, net	10,658,000	9,494,000
Long-term contract liabilities	21,151,000	18,419,000
Other liabilities	8,296,000	1,844,000
Total liabilities	423,301,000	445,727,000
Commitments and contingencies (See Note 19)
Convertible preferred stock, par value $0.10 per share; authorized and issued 166,121 shares at January 31, 2024 (includes accrued dividends of $374,000) and authorized 125,000 shares; issued 100,000 at July 31, 2023 (includes accrued dividends of $604,000)	166,495,000	112,211,000
Stockholders' equity:
Preferred stock, par value $0.10 per share; authorized and unissued 1,833,879 and 1,875,000 shares at January 31, 2024 and July 31, 2023, respectively	—	—
Common stock, par value $0.10 per share; authorized 100,000,000 shares; issued 43,506,289 and 43,096,271 shares at January 31, 2024 and July 31, 2023, respectively	4,351,000	4,310,000
Additional paid-in capital	639,300,000	636,925,000
Retained earnings	205,157,000	238,913,000
	848,808,000	880,148,000
Less:
Treasury stock, at cost (15,033,317 shares at January 31, 2024 and July 31, 2023)	(441,849,000)	(441,849,000)
Total stockholders’ equity	406,959,000	438,299,000
Total liabilities, convertible preferred stock and stockholders’ equity	$996,755,000	996,237,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2024	2023	2024	2023
Net sales	$134,225,000	133,725,000	$286,136,000	264,864,000
Cost of sales	91,027,000	87,801,000	195,056,000	172,137,000
Gross profit	43,198,000	45,924,000	91,080,000	92,727,000

Expenses:
Selling, general and administrative	30,307,000	28,915,000	63,002,000	58,252,000
Research and development	6,843,000	12,441,000	14,655,000	25,192,000
Amortization of intangibles	5,288,000	5,349,000	10,577,000	10,698,000
Gain on business divestiture, net	(2,213,000)	—	(2,213,000)	—
CEO transition costs	—	—	—	9,090,000
	40,225,000	46,705,000	86,021,000	103,232,000

Operating income (loss)	2,973,000	(781,000)	5,059,000	(10,505,000)

Other expenses (income):
Interest expense	5,265,000	3,791,000	10,197,000	6,026,000
Interest (income) and other	902,000	455,000	837,000	200,000

Loss before benefit from income taxes	(3,194,000)	(5,027,000)	(5,975,000)	(16,731,000)
Provision for (benefit from) income taxes	7,364,000	(222,000)	6,020,000	(830,000)

Net loss	$(10,558,000)	(4,805,000)	$(11,995,000)	(15,901,000)

Loss on extinguishment of convertible preferred stock	(13,640,000)	—	(13,640,000)	—

Adjustments to reflect redemption value of convertible preferred stock:
Convertible preferred stock issuance costs	(4,273,000)	—	(4,273,000)	—
Dividend on convertible preferred stock	(2,061,000)	(1,737,000)	(3,884,000)	(3,447,000)
Net loss attributable to common stockholders	$(30,532,000)	(6,542,000)	$(33,792,000)	(19,348,000)

Net loss per common share (See Note 6):
Basic	$(1.07)	(0.23)	$(1.18)	(0.69)
Diluted	$(1.07)	(0.23)	$(1.18)	(0.69)

Weighted average number of common shares outstanding – basic	28,662,000	27,954,000	28,704,000	27,892,000

Weighted average number of common and common equivalent shares outstanding – diluted	28,662,000	27,954,000	28,704,000	27,892,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)

	Three months ended January 31, 2024 and 2023
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of October 31, 2022	100,000	$106,914,000	42,810,846	$4,281,000	$629,027,000	$262,902,000	15,033,317	$(441,849,000)	$454,361,000
Equity-classified stock award compensation	—	—	—	—	1,268,000	—	—	—	1,268,000
Issuance of employee stock purchase plan shares	—	—	14,443	1,000	87,000	—	—	—	88,000
Issuance of restricted stock, net of forfeiture	—	—	82,373	8,000	(8,000)	—	—	—	—
Net settlement of stock-based awards	—	—	(6,791)	—	(141,000)	—	—	—	(141,000)
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)		1,737,000	—	—	—	(1,737,000)	—	—	(1,737,000)
Cash dividends declared, net ($0.10 per share)	—	—	—	—	—	(2,775,000)	—	—	(2,775,000)
Accrual of dividend equivalents, net of reversal ($0.10 per share)	—	—	—	—	—	(163,000)	—	—	(163,000)
Net loss	—	—	—	—	—	(4,805,000)	—	—	(4,805,000)
Balance as of January 31, 2023	100,000	$108,651,000	42,900,871	$4,290,000	$630,233,000	$253,422,000	15,033,317	$(441,849,000)	$446,096,000

Balance as of October 31, 2023	100,000	$114,034,000	43,268,782	$4,327,000	$638,652,000	$235,676,000	15,033,317	$(441,849,000)	$436,806,000
Equity-classified stock award compensation	—	—	—	—	2,189,000	—	—	—	2,189,000
Issuance of employee stock purchase plan shares	—	—	11,318	1,000	81,000	—	—	—	82,000
Issuance of restricted stock, net of forfeiture	—	—	(16,590)	(2,000)	2,000	—	—	—	—
Net settlement of stock-based awards	—	—	242,779	25,000	(1,624,000)	—	—	—	(1,599,000)
Extinguishment of convertible preferred stock	(100,000)	(115,721,000)	—	—	—	(13,640,000)	—	—	(13,640,000)
Issuance of convertible preferred stock	166,121	166,121,000	—	—	—	—	—	—	—
Convertible preferred stock issuance costs	—	(4,273,000)	—	—	—	—	—	—	—
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)	—	6,334,000	—	—	—	(6,334,000)	—	—	(6,334,000)
Reversal of dividend equivalents	—	—	—	—	—	13,000	—	—	13,000
Net loss	—	—	—	—	—	(10,558,000)	—	—	(10,558,000)
Balance as of January 31, 2024	166,121	$166,495,000	43,506,289	$4,351,000	$639,300,000	$205,157,000	15,033,317	$(441,849,000)	$406,959,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)

	Six months ended January 31, 2024 and 2023
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of July 31, 2022	100,000	$105,204,000	42,672,827	$4,267,000	$625,484,000	$278,683,000	15,033,317	$(441,849,000)	466,585,000
Equity-classified stock award compensation	—	—	—	—	2,172,000	—	—	—	2,172,000
CEO transition costs related to equity-classified stock-based awards (See Note 1)	—	—	—	—	3,764,000	—	—	—	3,764,000
Issuance of employee stock purchase plan shares	—	—	29,460	3,000	204,000	—	—	—	207,000
Issuance of restricted stock, net of forfeiture	—	—	93,091	9,000	(9,000)	—	—	—	—
Net settlement of stock-based awards	—	—	105,493	11,000	(1,382,000)	—	—	—	(1,371,000)
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)		3,447,000	—	—	—	(3,447,000)	—	—	(3,447,000)
Cash dividends declared, net ($0.20 per share)	—	—	—	—	—	(5,549,000)	—	—	(5,549,000)
Accrual of dividend equivalents, net of reversal ($0.20 per share)	—	—	—	—	—	(364,000)	—	—	(364,000)
Net loss	—	—	—	—	—	(15,901,000)	—	—	(15,901,000)
Balance as of January 31, 2023	100,000	$108,651,000	42,900,871	$4,290,000	$630,233,000	$253,422,000	15,033,317	$(441,849,000)	$446,096,000

Balance as of July 31, 2023	100,000	$112,211,000	43,096,271	$4,310,000	$636,925,000	$238,913,000	15,033,317	$(441,849,000)	$438,299,000
Equity-classified stock award compensation	—	—	—	—	4,834,000	—	—	—	4,834,000
Issuance of employee stock purchase plan shares	—	—	24,117	2,000	174,000	—	—	—	176,000
Issuance of restricted stock, net of forfeiture	—	—	(2,686)	—	—	—	—	—	—
Net settlement of stock-based awards	—	—	388,587	39,000	(2,633,000)	—	—	—	(2,594,000)
Extinguishment of convertible preferred stock	(100,000)	(115,721,000)	—	—	—	(13,640,000)	—	—	(13,640,000)
Issuance of convertible preferred stock	166,121	166,121,000	—	—	—	—	—	—	—
Convertible preferred stock issuance costs	—	(4,273,000)	—	—	—	—	—	—	—
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)	—	8,157,000	—	—	—	(8,157,000)	—	—	(8,157,000)
Reversal of dividend equivalents	—	—	—	—	—	36,000	—	—	36,000
Net loss	—	—	—	—	—	(11,995,000)	—	—	(11,995,000)
Balance as of January 31, 2024	166,121	$166,495,000	43,506,289	$4,351,000	$639,300,000	$205,157,000	15,033,317	$(441,849,000)	$406,959,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended January 31,

	2024	2023
Cash flows from operating activities:
Net loss	$(11,995,000)	(15,901,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	5,952,000	5,765,000
Amortization of intangible assets with finite lives	10,577,000	10,698,000
Amortization of stock-based compensation	4,834,000	2,172,000
Amortization of cost to fulfill assets	480,000	480,000
CEO transition costs related to equity-classified stock-based awards	—	3,764,000
Amortization of deferred financing costs	1,543,000	664,000
Gain on business divestiture, net	(2,213,000)	—
Changes in other liabilities	(2,067,000)	(2,067,000)
Loss on disposal of property, plant and equipment	19,000	78,000
Provision for allowance for doubtful accounts	620,000	553,000
Provision for excess and obsolete inventory	1,473,000	1,276,000
Deferred income tax expense (benefit)	1,135,000	(2,034,000)
Changes in assets and liabilities, net of effects of divestiture:
Accounts receivable	(40,456,000)	(11,764,000)
Inventories	913,000	(5,725,000)
Prepaid expenses and other current assets	2,157,000	1,781,000
Other assets	2,397,000	(3,319,000)
Accounts payable	(19,345,000)	(6,939,000)
Accrued expenses and other current liabilities	(3,089,000)	(693,000)
Contract liabilities	2,807,000	2,541,000
Other liabilities, non-current	172,000	465,000
Interest payable	(51,000)	961,000
Income taxes payable	2,932,000	458,000
Net cash used in operating activities	(41,205,000)	(16,786,000)
Cash flows from investing activities:
Proceeds from business divestiture, net	32,425,000	—
Purchases of property, plant and equipment	(7,489,000)	(9,918,000)
Net cash provided by (used in) investing activities	24,936,000	(9,918,000)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	43,200,000	—
Net borrowings of long-term debt under Revolving Loan Facility	22,619,000	39,000,000
Repayment of debt under Term Loan	(18,738,000)	(625,000)
Payment of convertible preferred stock issuance costs	(3,833,000)	—
Remittance of employees’ statutory tax withholding for stock awards	(3,798,000)	(2,473,000)
Payment of deferred financing costs	(2,097,000)	(3,616,000)
Cash dividends paid on common stock	(265,000)	(5,870,000)
Proceeds from issuance of employee stock purchase plan shares	176,000	243,000
Payment of shelf registration costs	—	(101,000)
Repayment of principal amounts under finance lease liabilities	—	(4,000)
Net cash provided by financing activities	37,264,000	26,554,000
Net increase (decrease) in cash and cash equivalents	20,995,000	(150,000)
Cash and cash equivalents at beginning of period	18,961,000	21,654,000
Cash and cash equivalents at end of period	$39,956,000	21,504,000
(Continued)

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six months ended January 31,

	2024	2023
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$8,693,000	4,352,000
Income taxes, net	$1,951,000	609,000

Non-cash investing and financing activities:
Accrued additions to property, plant and equipment	$1,271,000	3,339,000

Adjustment to reflect redemption value of convertible preferred stock	$8,157,000	3,447,000

Unpaid convertible preferred stock issuance costs	$440,000	—

Accrued deferred financing costs	$821,000	173,000

Cash dividends declared on common stock but unpaid, including (reversal) accrual of dividend equivalents	$(36,000)	3,139,000

Accrued shelf registration costs	$20,000	—
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

As of March 18, 2024, the date these financial statements were issued (the "issuance date"), we evaluated whether the following conditions or events, considered in the aggregate, raise substantial doubt about the Company's ability to continue as a going concern over the next twelve months beyond the issuance date.

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
•seeking opportunities to improve liquidity through any combination of debt and/or equity financing (including possibly restructuring our existing Series B Convertible Preferred Stock); and
•seeking other strategic transactions and/or measures including, but not limited to, the potential sale or divestiture of assets.

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

The carrying amount of the major classes of assets and liabilities related to the PST Divestiture ("PST Disposal Group") as of November 7, 2023 are as follows:

Cash and cash equivalents	$(71,000)
Accounts receivable, net	4,168,000
Inventories, net	17,822,000
Prepaid expenses and other current assets	201,000
Property, plant and equipment, net	2,790,000
Operating lease right-of-use assets, net	5,379,000
Goodwill	14,587,000
Other assets, net	35,000
Total assets of disposal group held for sale	$44,911,000

Accounts payable	$3,081,000
Accrued expenses and other current liabilities	1,622,000
Operating lease liabilities, current	545,000
Contract liabilities	656,000
Operating lease liabilities, non-current	4,894,000
Deferred tax liability, net	(451,000)
Total liabilities of disposal group held for sale	$10,347,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3)     Adoption of Accounting Standards and Updates

We are required to prepare our Condensed Consolidated Financial Statements in accordance with the FASB ASC, which is the source for all authoritative U.S. generally accepted accounting principles, which are commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs"). During the six months ended January 31, 2024, the following FASB ASUs have been issued and incorporated into the FASB ASC and have not yet been adopted by us as of January 31, 2024:

•FASB ASU No. 2023-07, which requires the disclosure of significant segment expenses, by reportable segment, regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. The disclosure of other segment items by reportable segment are also required and would constitute the difference between segment revenues less these significant segment expenses and reported segment profit or loss. On an annual basis, the update requires an entity to disclose the CODM's title and position, as well as describe how the CODM uses the reported measures. Additionally, all existing annual disclosures about segment profit or loss must be provided on an interim basis in addition to the disclosure of significant segment expenses and other segment items. This ASU is effective for fiscal years beginning after December 15, 2023 (our fiscal year beginning on August 1, 2024) and for interim periods within fiscal years beginning after December 15, 2024 (our interim period beginning on October 31, 2025), with early adoption permitted. We are evaluating the impact of this ASU on our Condensed Consolidated Financial Statements and disclosures.

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

	Three months ended January 31,		Six months ended January 31,
	2024	2023	2024	2023
United States
U.S. government	31.5%	29.8%	33.5%	30.9%
Domestic	42.9%	46.7%	41.5%	46.7%
Total United States	74.4%	76.5%	75.0%	77.6%

International	25.6%	23.5%	25.0%	22.4%
Total	100.0%	100.0%	100.0%	100.0%

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

The following tables summarize our disaggregation of revenue consistent with information reviewed by our CODM for the three and six months ended January 31, 2024 and 2023. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors which impact our business:

	Three months ended January 31, 2024			Six months ended January 31, 2024
	Satellite and Space Communications	Terrestrial and Wireless Networks	Total	Satellite and Space Communications	Terrestrial and Wireless Networks	Total
Geographical region and customer type
U.S. government	$41,701,000	573,000	$42,274,000	$94,707,000	1,169,000	$95,876,000
Domestic	8,804,000	48,830,000	57,634,000	24,756,000	94,020,000	118,776,000
Total United States	50,505,000	49,403,000	99,908,000	119,463,000	95,189,000	214,652,000

International	28,098,000	6,219,000	34,317,000	61,528,000	9,956,000	71,484,000
Total	$78,603,000	55,622,000	$134,225,000	$180,991,000	105,145,000	$286,136,000
Contract type
Firm fixed-price	$71,425,000	55,622,000	$127,047,000	$156,833,000	105,145,000	$261,978,000
Cost reimbursable	7,178,000	—	7,178,000	24,158,000	—	24,158,000
Total	$78,603,000	55,622,000	$134,225,000	$180,991,000	105,145,000	$286,136,000
Transfer of control
Point in time	$32,571,000	685,000	$33,256,000	$78,312,000	1,332,000	$79,644,000
Over time	46,032,000	54,937,000	100,969,000	102,679,000	103,813,000	206,492,000
Total	$78,603,000	55,622,000	$134,225,000	$180,991,000	105,145,000	$286,136,000

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

Weighted average common shares underlying the assumed conversion of convertible preferred stock, on an if-converted basis, of 6,866,000 and 4,533,000 for the three months ended January 31, 2024 and 2023, respectively, and 5,812,000 and 4,496,000 for the six months ended January 31, 2024 and 2023, respectively, were not included in our diluted EPS calculation for the respective periods because their effect would have been anti-dilutive. As a result, the numerator for our basic and diluted EPS calculation for the three and six months ended January 31, 2024 and 2023 is the respective net loss attributable to common stockholders.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended January 31,		Six months ended January 31,
	2024	2023	2024	2023
Numerator:
Net loss	$(10,558,000)	(4,805,000)	$(11,995,000)	(15,901,000)
Loss on extinguishment of convertible preferred stock	(13,640,000)	—	(13,640,000)	—
Convertible preferred stock issuance costs	(4,273,000)	—	(4,273,000)	—
Dividend on convertible preferred stock	(2,061,000)	(1,737,000)	(3,884,000)	(3,447,000)
Net loss attributable to common stockholders	$(30,532,000)	(6,542,000)	$(33,792,000)	(19,348,000)

Denominator:
Denominator for basic and diluted calculation	28,662,000	27,954,000	28,704,000	27,892,000

As discussed further in Note (17) - "Convertible Preferred Stock," such shares of preferred stock represent a "participating security" as defined in ASC 260. As a result, our EPS calculations for the three and six months ended January 31, 2024 and 2023 were based on the two-class method. Given the net loss attributable to common stockholders for the three and six months ended January 31, 2024 and 2023, there was no impact of applying the two-class method to our reported basic or diluted earnings per common share.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(7)     Accounts Receivable

Accounts receivable consist of the following at:

	January 31, 2024	July 31, 2023
Receivables from commercial and international customers	$53,581,000	52,438,000
Unbilled receivables from commercial and international customers	75,935,000	54,469,000
Receivables from the U.S. government and its agencies	9,846,000	31,149,000
Unbilled receivables from the U.S. government and its agencies	61,580,000	27,192,000
Total accounts receivable	200,942,000	165,248,000
Less allowance for doubtful accounts	2,394,000	2,089,000
Accounts receivable, net	$198,548,000	163,159,000

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

(8)     Inventories

Inventories consist of the following at:

	January 31, 2024	July 31, 2023
Raw materials and components	$73,451,000	87,139,000
Work-in-process and finished goods	30,508,000	43,365,000
Total inventories	103,959,000	130,504,000
Less reserve for excess and obsolete inventories	18,171,000	24,659,000
Inventories, net	$85,788,000	105,845,000

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(9)     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	January 31, 2024	July 31, 2023
Accrued wages and benefits	$18,669,000	21,994,000
Accrued contract costs	17,168,000	19,041,000
Accrued warranty obligations	6,844,000	8,285,000
Accrued commissions and royalties	4,799,000	4,659,000
Accrued legal costs	616,000	688,000
Other	11,592,000	12,323,000
Accrued expenses and other current liabilities	$59,688,000	66,990,000

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

Changes in our accrued warranty obligations during the six months ended January 31, 2024 and 2023 were as follows:

	Six months ended January 31,
	2024	2023
Balance at beginning of period	$8,285,000	9,420,000
(Benefit from) provision for warranty obligations	(27,000)	555,000
Adjustments for changes in estimates	(100,000)	(1,500,000)
Charges incurred	(896,000)	(922,000)
PST Divestiture	(418,000)	—
Balance at end of period	$6,844,000	7,553,000

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

The amount outstanding under our Credit Facilities was as follows:

	January 31, 2024	July 31, 2023
Term Loan	$29,387,000	$48,125,000
Less unamortized deferred financing costs related to Term Loan	817,000	621,000
Term Loan, net	28,570,000	47,504,000
Revolving Loan Facility	139,519,000	116,900,000
Amount outstanding under Credit Facilities, net	$168,089,000	$164,404,000
Less current portion of long-term debt	168,089,000	4,375,000
Non-current portion of long-term debt	$—	$160,029,000

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

The components of lease expense are as follows:

	Three months ended January 31,		Six months ended January 31,
	2024	2023	2024	2023
Finance lease expense:
Amortization of ROU assets	$—	1,000	$—	4,000
Operating lease expense	2,080,000	2,756,000	4,338,000	5,593,000
Short-term lease expense	65,000	117,000	173,000	218,000
Variable lease expense	916,000	1,011,000	1,945,000	2,098,000
Sublease income	(16,000)	(16,000)	(33,000)	(33,000)
Total lease expense	$3,045,000	3,869,000	$6,423,000	7,880,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additional information related to leases is as follows:

	Six months ended January 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases - Operating cash outflows	$4,439,000	$5,593,000
Finance leases - Financing cash outflows	—	4,000
ROU assets obtained in the exchange for lease liabilities (non-cash):
Operating leases	$20,000	$2,838,000

The following table is a reconciliation of future cash flows relating to operating lease liabilities presented on our Condensed Consolidated Balance Sheet as of January 31, 2024:

Remainder of fiscal 2024	$4,405,000
Fiscal 2025	8,138,000
Fiscal 2026	6,701,000
Fiscal 2027	4,596,000
Fiscal 2028	3,856,000
Thereafter	18,867,000
Total future undiscounted cash flows	46,563,000
Less: Present value discount	5,348,000
Lease liabilities	$41,215,000

Weighted-average remaining lease terms (in years)	8.13
Weighted-average discount rate	3.47%

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended January 31,		Six months ended January 31,
	2024	2023	2024	2023
Cost of sales	$131,000	153,000	$413,000	311,000
Selling, general and administrative expenses	1,991,000	1,015,000	4,167,000	1,663,000
Research and development expenses	67,000	100,000	254,000	198,000
Stock-based compensation expense before CEO transition costs	2,189,000	1,268,000	4,834,000	2,172,000
CEO transition costs related to equity-classified stock-based awards	—	—	—	3,764,000
Total stock-based compensation expense before income tax benefit	2,189,000	1,268,000	4,834,000	5,936,000
Estimated income tax benefit	(484,000)	(293,000)	(1,068,000)	(786,000)
Net stock-based compensation expense	$1,705,000	975,000	$3,766,000	5,150,000

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

Stock-based compensation expense, by award type, is summarized as follows:

	Three months ended January 31,		Six months ended January 31,
	2024	2023	2024	2023
Stock options	$12,000	19,000	$31,000	44,000
Performance shares	585,000	281,000	942,000	355,000
RSUs, restricted stock and share units	1,566,000	937,000	3,810,000	1,711,000
ESPP	26,000	31,000	51,000	62,000
Stock-based compensation expense before CEO transition costs	2,189,000	1,268,000	4,834,000	2,172,000
CEO transition costs related to equity-classified stock-based awards	—	—	—	3,764,000
Total stock-based compensation expense before income tax benefit	2,189,000	1,268,000	4,834,000	5,936,000
Estimated income tax benefit	(484,000)	(293,000)	(1,068,000)	(786,000)
Net stock-based compensation expense	$1,705,000	975,000	$3,766,000	5,150,000

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options

The following table summarizes the Plan's activity:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2023	240,510	23.96
Expired/canceled	(6,250)	24.31
Outstanding at October 31, 2023	234,260	$23.95
Expired/canceled	(9,680)	24.25
Outstanding at January 31, 2024	224,580	$23.93	3.58	$—

Exercisable at January 31, 2024	201,880	$24.61	3.27	$—

Vested and expected to vest at January 31, 2024	223,916	$23.95	3.57	$—

Stock options outstanding as of January 31, 2024 have exercise prices ranging from $17.88 - $33.94, representing the fair market value of our common stock on the date of grant, a contractual term of ten years and a vesting period of five years.

Performance Shares, RSUs, Restricted Stock Share Units and Other Stock-based Awards

The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock, share units and other stock-based awards:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2023	1,876,230	$13.21
Granted	913,908	9.93
Settled	(296,198)	16.03
Canceled/Forfeited	(41,814)	15.80
Outstanding at October 31, 2023	2,452,126	11.60
Settled	(383,565)	10.64
Canceled/Forfeited	(41,927)	12.78
Outstanding at January 31, 2024	2,026,634	$11.76	$12,828,592

Vested at January 31, 2024	452,444	$14.98	$2,863,969

Vested and expected to vest at January 31, 2024	1,960,958	$11.79	$12,412,866

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

Operating segment information, along with a reconciliation of segment net income (loss) and consolidated net income (loss) to Adjusted EBITDA is presented in the tables below:

	Three months ended January 31, 2024
	Satellite and Space Communications	Terrestrial and Wireless Networks	Unallocated	Total
Net sales	$78,603,000	55,622,000	—	$134,225,000
Operating income (loss)	$1,855,000	8,134,000	(7,016,000)	$2,973,000

Net (loss) income	$(459,000)	7,600,000	(17,699,000)	$(10,558,000)
Provision for income taxes	309,000	722,000	6,333,000	7,364,000
Interest expense	903,000	—	4,362,000	5,265,000
Interest (income) and other	1,102,000	(188,000)	(12,000)	902,000
Amortization of stock-based compensation	—	—	2,189,000	2,189,000
Amortization of intangibles	1,671,000	3,617,000	—	5,288,000
Depreciation	864,000	1,975,000	91,000	2,930,000
Amortization of cost to fulfill assets	240,000	—	—	240,000
Restructuring costs	1,454,000	1,000	1,271,000	2,726,000
Strategic emerging technology costs	978,000	—	—	978,000
Gain on business divestiture, net	—	—	(2,213,000)	(2,213,000)
Adjusted EBITDA	$7,062,000	13,727,000	(5,678,000)	$15,111,000

Purchases of property, plant and equipment	$1,724,000	2,285,000	264,000	$4,273,000
Total assets at January 31, 2024	$480,008,000	461,246,000	55,501,000	$996,755,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended January 31, 2023
	Satellite and Space Communications	Terrestrial and Wireless Networks	Unallocated	Total
Net sales	$80,407,000	53,318,000	—	$133,725,000
Operating income (loss)	$3,327,000	3,312,000	(7,420,000)	$(781,000)

Net income (loss)	$3,123,000	3,563,000	(11,491,000)	$(4,805,000)
(Benefit from) provision for income taxes	(422,000)	(116,000)	316,000	(222,000)
Interest expense	29,000	—	3,762,000	3,791,000
Interest (income) and other	597,000	(135,000)	(7,000)	455,000
Amortization of stock-based compensation	—	—	1,268,000	1,268,000
Amortization of intangibles	1,828,000	3,521,000	—	5,349,000
Depreciation	1,010,000	1,921,000	36,000	2,967,000
Amortization of cost to fulfill assets	240,000	—	—	240,000
Restructuring costs	1,089,000	—	454,000	1,543,000
Strategic emerging technology costs	738,000	—	—	738,000
Adjusted EBITDA	$8,232,000	8,754,000	(5,662,000)	$11,324,000

Purchases of property, plant and equipment	$119,000	2,414,000	164,000	$2,697,000
Total assets at January 31, 2023	$486,426,000	471,358,000	25,888,000	$983,672,000

	Six months ended January 31, 2024
	Satellite and Space Communications	Terrestrial and Wireless Networks	Unallocated	Total
Net sales	$180,991,000	105,145,000	—	$286,136,000
Operating income (loss)	$11,960,000	12,174,000	(19,075,000)	$5,059,000

Net income (loss)	$8,844,000	11,745,000	(32,584,000)	$(11,995,000)
Provision for income taxes	536,000	422,000	5,062,000	6,020,000
Interest expense	1,775,000	—	8,422,000	10,197,000
Interest (income) and other	805,000	7,000	25,000	837,000
Amortization of stock-based compensation	—	—	4,834,000	4,834,000
Amortization of intangibles	3,343,000	7,234,000	—	10,577,000
Depreciation	1,818,000	3,948,000	186,000	5,952,000
Amortization of cost to fulfill assets	480,000	—	—	480,000
Restructuring costs	2,244,000	8,000	4,190,000	6,442,000
Strategic emerging technology costs	2,348,000	—	—	2,348,000
Gain on business divestiture, net	—	—	(2,213,000)	(2,213,000)
Adjusted EBITDA	$22,193,000	$23,364,000	$(12,078,000)	$33,479,000

Purchases of property, plant and equipment	$2,627,000	4,021,000	841,000	$7,489,000
Total assets at January 31, 2024	$480,008,000	461,246,000	55,501,000	$996,755,000

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(15)     Goodwill

The following table represents goodwill by reportable operating segment as of January 31, 2024 and July 31, 2023.

	Satellite and Space Communications	Terrestrial and Wireless Networks	Total
Balance as of July 31, 2023	$173,602,000	174,090,000	$347,692,000
PST Divestiture	(14,587,000)	—	(14,587,000)
Balance as of January 31, 2024	$159,015,000	174,090,000	$333,105,000

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(16)     Intangible Assets

Intangible assets with finite lives are as follows:

	January 31, 2024
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$302,058,000	129,121,000	$172,937,000
Technologies	14.8	113,149,000	80,996,000	32,153,000
Trademarks and other	16.7	32,926,000	22,686,000	10,240,000
Total		$448,133,000	232,803,000	$215,330,000

	July 31, 2023
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$302,058,000	121,786,000	$180,272,000
Technologies	14.8	114,949,000	80,672,000	34,277,000
Trademarks and other	16.7	32,926,000	21,568,000	11,358,000
Total		$449,933,000	224,026,000	$225,907,000

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
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains, and oral statements made by our representatives from time to time may contain, forward-looking statements. Forward-looking statements can be identified by words such as: "anticipate," "believe," "continue," "could," "estimate," "expect," "future," "goal," "outlook," "intend," "likely," "may," "plan," "potential," "predict," "project," "seek," "should," "strategy," "target," "will," "would," and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding our future performance and financial condition, plans to address our ability to continue as a going concern, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives of our management to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include, among other things: our ability to access capital and liquidity so that we are able to continue as a going concern; our ability to successfully implement changes in our executive leadership; the possibility that the expected synergies and benefits from acquisitions and/or restructuring activities will not be fully realized, or will not be realized within the anticipated time periods; the risk that acquired businesses will not be integrated successfully; the possibility of disruption from acquisitions or dispositions, making it more difficult to maintain business and operational relationships or retain key personnel; the risk that we will be unsuccessful in implementing our "One Comtech" transformation and integration of individual businesses into two segments; the risk that we will be unsuccessful in implementing a tactical shift in our Satellite and Space Communications segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche products and solutions with higher margins; the nature and timing of our receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements; changing customer demands and/or procurement strategies; changes in prevailing economic and political conditions, including as a result of Russia's military incursion into Ukraine, the Israel-Hamas war and escalating attacks in the Red Sea region; changes in the price of oil in global markets; changes in prevailing interest rates and foreign currency exchange rates; risks associated with our legal proceedings, customer claims for indemnification, and other similar matters; risks associated with our obligations under our Credit Facility and our ability to refinance our Credit Facility; risks associated with our large contracts; risks associated with supply chain disruptions; and other factors described in this and our other filings with the Securities and Exchange Commission ("SEC").

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

Fiscal 2024: Second Quarter Highlights and Business Outlook

Financial highlights for the second quarter of fiscal 2024 include:

•Consolidated net sales were $134.2 million, compared to $151.9 million in the first quarter of fiscal 2024 and $133.7 million in the second quarter of fiscal 2023 (net sales in the more recent period reflect the timing of our receipt of and performance on orders received);

•Gross margin was 32.2%, compared to 31.5% in our first quarter of fiscal 2024 and 34.3% in our second quarter of fiscal 2023;

•GAAP operating income of $3.0 million, compared to $2.1 million in our first quarter of fiscal 2024 and a GAAP operating loss of $0.8 million in the second quarter of fiscal 2023 (the more recent period includes a $2.2 million estimated gain on the divestiture of our solid-state RF microwave high power amplifiers and control components product line on November 7, 2023 (the "PST Divestiture");

•GAAP net loss attributable to common stockholders was $30.5 million, and included $17.9 million of charges specifically related to the exchange of our Series A-1 Convertible Preferred Stock for Series B Convertible Preferred Stock on January 22, 2024, $2.7 million of restructuring costs and $1.0 million of strategic emerging technology costs for next-generation satellite technology, offset in part by the $2.2 million estimated gain on the PST Divestiture (discussed above);

•GAAP and Non-GAAP EPS loss of $1.07 and $0.15, respectively;

•Adjusted EBITDA (a Non-GAAP financial measure discussed below) of $15.1 million, or 11.3% of consolidated net sales, compared to $11.3 million, or 8.5% of consolidated net sales for the second quarter of fiscal 2023;

•New bookings (also referred to as orders) of $141.8 million, representing a quarterly book-to-bill ratio of 1.06x (a measure defined as bookings divided by net sales) and another strong quarter of order flow led by a $48.0 million five-year extension of our NG-911 contract with the State of Washington;

•Backlog of $680.1 million as of January 31, 2024, compared to $662.2 million as of July 31, 2023 and $702.0 million as of January 31, 2023;

•Revenue visibility of approximately $1.6 billion, consistent with last quarter and an increase from the $1.1 billion as of July 31, 2023. We measure this revenue visibility as the sum of our $680.1 million of funded backlog, plus the total unfunded value of certain multi-year contracts that we have received and from which we expect future orders;

•Operating cash activities were an outflow of $26.7 million, reflecting our use of a substantial portion of the net cash proceeds from the issuance of our Series B Convertible Preferred Stock to significantly reduce accounts payable;

•Investing cash activities were an inflow of $28.2 million, reflecting the PST Divestiture; and

•Financing cash activities were an inflow of $20.3 million, reflecting our receipt of net cash proceeds from the issuance of Series B Convertible Preferred Stock and use of a substantial portion of the net cash proceeds from the PST Divestiture to repay a significant portion of the Term Loan outstanding under our Credit Facility.

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

In the second quarter of fiscal 2024, our Terrestrial and Wireless Networks segment extended critical NG-911 services for the State of Washington. This extension is valued at $48.0 million over the next five years, with the option to extend further through 2034. Also, we extended critical call handling services provided to public safety answering points ("PSAPs") across Australia through our partnership with Telstra. These services, valued at approximately $6.0 million over the next several years, support Australia's "000" (911 equivalent) emergency communications. Additionally, we were recently awarded several multi-year NG-911 call handling services contracts, aggregating $6.5 million, for PSAPs located in Canada and the U.S. We believe Comtech's position as a trusted leader in 911 and public safety applications positions us increasingly well when it comes to delivering similarly sophisticated solutions for 988 emergencies.

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

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the three months ended January 31, 2024 and 2023 are as follows:

	Three months ended January 31,
	2024	2023	2024	2023	2024	2023
	Satellite and Space Communications		Terrestrial and Wireless Networks		Consolidated
U.S. government	53.1%	48.4%	1.0%	1.8%	31.5%	29.8%
Domestic	11.2%	18.0%	87.8%	90.0%	42.9%	46.7%
Total U.S.	64.3%	66.4%	88.8%	91.8%	74.4%	76.5%

International	35.7%	33.6%	11.2%	8.2%	25.6%	23.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

Operating Income (Loss). Operating income (loss) for the three months ended January 31, 2024 and 2023 was $3.0 million and $(0.8) million, respectively. Operating income (loss) by reportable segment is shown in the table below:

	Three months ended January 31,
	2024	2023	2024	2023	2024	2023	2024	2023
($ in millions)	Satellite and Space Communications		Terrestrial and Wireless Networks		Unallocated		Consolidated
Operating income (loss)	$1.9	3.3	8.1	3.3	(7.0)	(7.4)	$3.0	(0.8)
Percentage of related net sales	2.4%	4.1%	14.6%	6.2%	NA	NA	2.2%	NA
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

Index
Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the three months ended January 31, 2024 and 2023 are shown in the table below with a reconciliation to net income (loss) (numbers in the table may not foot due to rounding):

	Three months ended January 31,
	2024	2023	2024	2023	2024	2023	2024	2023
($ in millions)	Satellite and Space Communications		Terrestrial and Wireless Networks		Unallocated		Consolidated
Net (loss) income	$(0.5)	3.1	7.6	3.6	(17.7)	(11.5)	$(10.6)	(4.8)
Provision for (benefit from) income taxes	0.3	(0.4)	0.7	(0.1)	6.3	0.3	7.4	(0.2)
Interest (income) and other	1.1	0.6	(0.2)	(0.1)	—	—	0.9	0.5
Interest expense	0.9	—	—	—	4.4	3.8	5.3	3.8
Amortization of stock-based compensation	—	—	—	—	2.2	1.3	2.2	1.3
Amortization of intangibles	1.7	1.8	3.6	3.5	—	—	5.3	5.3
Depreciation	0.9	1.0	2.0	1.9	0.1	—	2.9	3.0
Amortization of cost to fulfill assets	0.2	0.2	—	—	—	—	0.2	0.2
Restructuring costs	1.5	1.1	—	—	1.3	0.5	2.7	1.5
Strategic emerging technology costs	1.0	0.7	—	—	—	—	1.0	0.7
Gain on business divestiture, net	—	—	—	—	(2.2)	—	(2.2)	—
Adjusted EBITDA	$7.1	8.2	13.7	8.8	(5.7)	(5.7)	$15.1	11.3
Percentage of related net sales	9.0%	10.2%	24.7%	16.5%	NA	NA	11.3%	8.5%

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

	Three months ended January 31, 2024
($ in millions, except for per share amount)	Operating Income	Net Loss Attributable to Common Stockholders	Net Loss per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$3.0	$(30.5)	$(1.07)
Loss on extinguishment of convertible preferred stock	—	13.6	0.48
Adjustments to reflect redemption value of convertible preferred stock	—	6.3	0.22
Amortization of intangibles	5.3	4.1	0.14
Restructuring costs	2.7	2.1	0.07
Amortization of stock-based compensation	2.2	1.7	0.06
Strategic emerging technology costs	1.0	0.8	0.03
Amortization of costs to fulfill assets	0.2	0.2	0.01
Gain on business divestiture, net	(2.2)	(2.9)	(0.10)
Net discrete tax expense	—	0.4	0.01
Non-GAAP measures	$12.2	$(4.2)	$(0.15)

	Three months ended January 31, 2023
($ in millions, except for per share amount)	Operating (Loss) Income	Net (Loss) Income Attributable to Common Stockholders	Net (Loss) Income per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(0.8)	$(6.5)	$(0.23)
Adjustments to reflect redemption value of convertible preferred stock	—	1.7	0.06
Amortization of intangibles	5.3	4.1	0.15
Restructuring costs	1.5	1.2	0.04
Amortization of stock-based compensation	1.3	1.0	0.03
Strategic emerging technology costs	0.7	0.7	0.02
Amortization of costs to fulfill assets	0.2	0.2	0.01
Net discrete tax expense	—	0.1	—
Non-GAAP measures	$8.4	$2.5	$0.09

Index

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

Index
Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the six months ended January 31, 2024 and 2023 are as follows:

	Six months ended January 31,
	2024	2023	2024	2023	2024	2023
	Satellite and Space Communications		Terrestrial and Wireless Networks		Consolidated
U.S. government	52.3%	49.6%	1.1%	1.9%	33.5%	30.9%
Domestic	13.7%	18.4%	89.4%	90.8%	41.5%	46.7%
Total U.S.	66.0%	68.0%	90.5%	92.7%	75.0%	77.6%

International	34.0%	32.0%	9.5%	7.3%	25.0%	22.4%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

Index
Operating Income (Loss). Operating income (loss) for the six months ended January 31, 2024 and 2023 was $5.1 million and $(10.5) million, respectively. Operating income (loss) by reportable segment is shown in the table below:

	Six months ended January 31,
	2024	2023	2024	2023	2024	2023	2024	2023
($ in millions)	Satellite and Space Communications		Terrestrial and Wireless Networks		Unallocated		Consolidated
Operating income (loss)	$12.0	8.3	12.2	4.1	(19.1)	(22.9)	$5.1	(10.5)
Percentage of related net sales	6.6%	5.1%	11.6%	4.0%	NA	NA	1.8%	NA

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

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the six months ended January 31, 2024 and 2023 are shown in the table below (numbers in the table may not foot due to rounding):

	Six months ended January 31,
	2024	2023	2024	2023	2024	2023	2024	2023
($ in millions)	Satellite and Space Communications		Terrestrial and Wireless Networks		Unallocated		Consolidated
Net income (loss)	$8.8	8.9	11.7	4.2	(32.6)	(29.0)	$(12.0)	(15.9)
Provision for (benefit from) income taxes	0.5	(0.6)	0.4	(0.3)	5.1	0.1	6.0	(0.8)
Interest (income) and other	0.8	—	—	0.2	—	—	0.8	0.2
Interest expense	1.8	—	—	—	8.4	6.0	10.2	6.0
Amortization of stock-based compensation	—	—	—	—	4.8	2.2	4.8	2.2
Amortization of intangibles	3.3	3.7	7.2	7.0	—	—	10.6	10.7
Depreciation	1.8	2.0	3.9	3.7	0.2	0.1	6.0	5.8
Amortization of cost to fulfill assets	0.5	0.5	—	—	—	—	0.5	0.5
Restructuring costs	2.2	2.2	—	—	4.2	0.7	6.4	2.9
Strategic emerging technology costs	2.3	1.5	—	—	—	—	2.3	1.5
Gain on business divestiture, net	—	—	—	—	(2.2)	—	(2.2)	—
CEO transition costs	—	—	—	—	—	9.1	—	9.1
Adjusted EBITDA	$22.2	18.1	23.4	14.8	(12.1)	(10.8)	$33.5	22.1
Percentage of related net sales	12.3%	11.2%	22.2%	14.3%	NA	NA	11.7%	8.3%

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

	Six months ended January 31, 2024
($ in millions, except for per share amount)	Operating Income	Net (Loss) Income Attributable to Common Stockholders	Net (Loss) Income per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$5.1	$(33.8)	$(1.18)
Loss on extinguishment of convertible preferred stock	—	13.6	0.48
Adjustments to reflect redemption value of convertible preferred stock	—	8.2	0.29
Amortization of intangibles	10.6	8.2	0.28
Restructuring costs	6.4	5.0	0.17
Amortization of stock-based compensation	4.8	3.8	0.13
Strategic emerging technology costs	2.3	1.8	0.06
Amortization of cost to fulfill assets	0.5	0.5	0.02
Gain on business divestiture, net	(2.2)	(1.4)	(0.05)
Net discrete tax expense	—	1.0	0.03
Non-GAAP measures	$27.5	$6.7	$0.23

	Six months ended January 31, 2023
($ in millions, except for per share amount)	Operating (Loss) Income	Net (Loss) Income Attributable to Common Stockholders	Net (Loss) Income per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(10.5)	$(19.3)	$(0.69)
Adjustment to reflect redemption value of convertible preferred stock	—	3.4	0.12
Amortization of intangibles	10.7	8.3	0.30
CEO transition costs	9.1	8.6	0.31
Restructuring costs	2.9	2.2	0.08
Amortization of stock-based compensation	2.2	1.7	0.06
Strategic emerging technology costs	1.5	1.3	0.05
Amortization of cost to fulfill assets	0.5	0.5	0.02
Net discrete tax expense	—	0.5	0.02
Non-GAAP measures	$16.3	$7.1	$0.25

Index
LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $40.0 million and $19.0 million at January 31, 2024 and July 31, 2023, respectively. For the six months ended January 31, 2024, our cash flows reflect the following:

•Net cash used in operating activities was $41.2 million for the six months ended January 31, 2024 as compared to net cash used in operating activities of $16.8 million for the six months ended January 31, 2023. The period-over-period decrease in cash flow from operating activities reflects overall changes in net working capital requirements, principally the timing of shipments and progress toward completion on contracts accounted for over time, and related billings and payments. Operating cash flows for the more recent period also reflect our planned use of a substantial portion of the net cash proceeds from the issuance of Series B Convertible Preferred Stock to significantly reduce accounts payable.

•Net cash provided by investing activities for the six months ended January 31, 2024 was $24.9 million, compared to net cash used by investing activities of $9.9 million for the six months ended January 31, 2023. The more recent period includes $32.5 million of net cash proceeds from the PST Divestiture, offset in part by capital expenditures to build-out cloud-based computer networks to support our previously announced NG-911 contract wins and capital investments and building improvements in connection with our manufacturing facilities.

•Net cash provided by financing activities was $37.3 million and $26.6 million for the six months ended January 31, 2024 and 2023, respectively. During the six months ended January 31, 2024 and 2023, we had net borrowings under our Credit Facility of $3.9 million and $38.4 million, respectively. Financing cash flow activities for the more recent period reflect the receipt of net cash proceeds from the issuance of Series B Convertible Preferred Stock and use of a substantial portion of the net cash proceeds from the PST Divestiture to repay a portion of the Term Loan outstanding under the Credit Facility. During the six months ended January 31, 2023, we paid $5.9 million in cash dividends to our common stockholders. Payment of cash dividends in the more recent period represents the settlement of previously issued dividend equivalents related to stock based awards. We also made $3.8 million and $2.5 million of payments to remit employees' statutory tax withholding requirements related to the net settlement of stock-based awards during the six months ended January 31, 2024 and 2023, respectively.

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

We have historically met our cash requirements with funds provided by a combination of cash and cash equivalent balances, cash generated from operating activities and cash generated from equity and debt financing transactions. As discussed in "Notes to Condensed Consolidated Financial Statements – Note (1) – General," as of March 18, 2024, the date these financial statements were issued (the "issuance date"), we evaluated whether the following conditions or events, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern over the next twelve months beyond the issuance date.

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
•seeking opportunities to improve liquidity through any combination of debt and/or equity financing (including possibly restructuring our existing Series B Convertible Preferred Stock); and

Index
•seeking other strategic transactions and/or measures including, but not limited to, the potential sale or divestiture of assets.

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

	Total	Due Within 1 Year
Credit Facility - principal payments	$168,906	168,906
Credit Facility - interest payments	13,009	13,009
Operating lease obligations	46,563	6,516
Contractual cash obligations	$228,478	188,431

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	March 22, 2024	By: /s/ John Ratigan
	(Date)	John Ratigan
Interim Chief Executive Officer
(Principal Executive Officer)

Date:	March 22, 2024	By: /s/ Michael A. Bondi
	(Date)	Michael A. Bondi
Chief Financial Officer
(Principal Financial and Accounting Officer)