Form 10-Q
period 2024-04-30
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2024-06-18
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2024

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
☐ Yes              ☒ No

As of June 12, 2024, the number of outstanding shares of Common Stock, par value $0.10 per share, of the registrant was 28,493,147 shares.

Index

COMTECH TELECOMMUNICATIONS CORP. INDEX
		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	2

	Condensed Consolidated Balance Sheets - April 30, 2024 and July 31, 2023 (Unaudited)	2

	Condensed Consolidated Statements of Operations - Three and Nine Months Ended April 30 2024 and 2023 (Unaudited)	3

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity - Three and Nine Months Ended April 30, 2024 and 2023 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended April 30, 2024 and 2023 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	62

Item 4.	Controls and Procedures	62

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	63

Item 1A.	Risk Factors	63

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 4.	Mine Safety Disclosures	64

Item 5.	Other Information	64

Item 6.	Exhibits	65

	Signature Page	66

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	April 30, 2024	July 31, 2023
Current assets:
Cash and cash equivalents	$27,192,000	18,961,000
Accounts receivable, net	199,646,000	163,159,000
Inventories, net	96,120,000	105,845,000
Prepaid expenses and other current assets	21,428,000	17,521,000
Total current assets	344,386,000	305,486,000
Property, plant and equipment, net	50,653,000	53,029,000
Operating lease right-of-use assets, net	33,791,000	44,410,000
Goodwill	333,105,000	347,692,000
Intangibles with finite lives, net	210,041,000	225,907,000
Deferred financing costs, net	1,722,000	2,349,000
Other assets, net	17,301,000	17,364,000
Total assets	$990,999,000	996,237,000
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$54,520,000	64,241,000
Accrued expenses and other current liabilities	64,869,000	66,990,000
Current portion of long-term debt	3,712,000	4,375,000
Operating lease liabilities, current	8,014,000	8,645,000
Contract liabilities	61,014,000	66,351,000
Interest payable	1,256,000	1,368,000
Total current liabilities	193,385,000	211,970,000
Non-current portion of long-term debt	157,709,000	160,029,000
Operating lease liabilities, non-current	31,250,000	41,763,000
Income taxes payable, non-current	2,294,000	2,208,000
Deferred tax liability, net	8,231,000	9,494,000
Long-term contract liabilities	19,795,000	18,419,000
Other liabilities	1,662,000	1,844,000
Total liabilities	414,326,000	445,727,000
Commitments and contingencies (See Note 19)
Convertible preferred stock, par value $0.10 per share; authorized and issued 166,121 shares at April 30, 2024 (includes accrued dividends of $1,267,000) and authorized 125,000 shares; issued 100,000 at July 31, 2023 (includes accrued dividends of $604,000)	170,254,000	112,211,000
Stockholders' equity:
Preferred stock, par value $0.10 per share; authorized and unissued 1,833,879 and 1,875,000 shares at April 30, 2024 and July 31, 2023, respectively	—	—
Common stock, par value $0.10 per share; authorized 100,000,000 shares; issued 43,526,372 and 43,096,271 shares at April 30, 2024 and July 31, 2023, respectively	4,353,000	4,310,000
Additional paid-in capital	639,730,000	636,925,000
Retained earnings	204,185,000	238,913,000
	848,268,000	880,148,000
Less:
Treasury stock, at cost (15,033,317 shares at April 30, 2024 and July 31, 2023)	(441,849,000)	(441,849,000)
Total stockholders’ equity	406,419,000	438,299,000
Total liabilities, convertible preferred stock and stockholders’ equity	$990,999,000	996,237,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2024	2023	2024	2023
Net sales	$128,076,000	136,316,000	$414,212,000	401,180,000
Cost of sales	89,122,000	93,170,000	284,178,000	265,307,000
Gross profit	38,954,000	43,146,000	130,034,000	135,873,000

Expenses:
Selling, general and administrative	28,697,000	31,397,000	91,699,000	89,649,000
Research and development	5,746,000	11,676,000	20,401,000	36,868,000
Amortization of intangibles	5,289,000	5,349,000	15,866,000	16,047,000
Loss (gain) on business divestiture, net	200,000	—	(2,013,000)	—
CEO transition costs	2,492,000	—	2,492,000	9,090,000
	42,424,000	48,422,000	128,445,000	151,654,000

Operating (loss) income	(3,470,000)	(5,276,000)	1,589,000	(15,781,000)

Other expenses (income):
Interest expense	5,146,000	4,386,000	15,343,000	10,412,000
Interest (income) and other	409,000	728,000	1,246,000	928,000
Change in fair value of warrants	(6,439,000)	—	(6,439,000)	—

Loss before (benefit from) provision for income taxes	(2,586,000)	(10,390,000)	(8,561,000)	(27,121,000)
(Benefit from) provision for income taxes	(5,381,000)	(2,932,000)	639,000	(3,762,000)

Net income (loss)	$2,795,000	(7,458,000)	$(9,200,000)	(23,359,000)

Loss on extinguishment of convertible preferred stock	—	—	(13,640,000)	—

Adjustments to reflect redemption value of convertible preferred stock:
Convertible preferred stock issuance costs	(76,000)	—	(4,349,000)	—
Dividend on convertible preferred stock	(3,759,000)	(1,766,000)	(7,643,000)	(5,213,000)
Net loss attributable to common stockholders	$(1,040,000)	(9,224,000)	$(34,832,000)	(28,572,000)

Net loss per common share (See Note 6):
Basic	$(0.04)	(0.33)	$(1.21)	(1.02)
Diluted	$(0.04)	(0.33)	$(1.21)	(1.02)

Weighted average number of common shares outstanding – basic	28,854,000	28,071,000	28,753,000	27,950,000

Weighted average number of common and common equivalent shares outstanding – diluted	28,854,000	28,071,000	28,753,000	27,950,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)

	Three months ended April 30, 2024 and 2023
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of January 31, 2023	100,000	$108,651,000	42,900,871	$4,290,000	$630,233,000	$253,422,000	15,033,317	$(441,849,000)	$446,096,000
Equity-classified stock award compensation	—	—	—	—	4,126,000	—	—	—	4,126,000
Issuance of employee stock purchase plan shares	—	—	12,146	1,000	126,000	—	—	—	127,000
Net settlement of stock-based awards	—	—	9,248	1,000	(294,000)	—	—	—	(293,000)
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)		1,766,000	—	—	—	(1,766,000)	—	—	(1,766,000)
Reversal of dividend equivalents	—	—	—	—	—	22,000	—	—	22,000
Net loss	—	—	—	—	—	(7,458,000)	—	—	(7,458,000)
Balance as of April 30, 2023	100,000	$110,417,000	42,922,265	$4,292,000	$634,191,000	$244,220,000	15,033,317	$(441,849,000)	$440,854,000

Balance as of January 31, 2024	166,121	$166,495,000	43,506,289	$4,351,000	$639,300,000	$205,157,000	15,033,317	$(441,849,000)	$406,959,000
Equity-classified stock award compensation	—	—	—	—	404,000	—	—	—	404,000
Issuance of employee stock purchase plan shares	—	—	14,437	2,000	41,000	—	—	—	43,000
Net settlement of stock-based awards	—	—	5,646	—	(15,000)	—	—	—	(15,000)
Convertible preferred stock issuance costs	—	(76,000)	—	—	—	—	—	—	—
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)	—	3,835,000	—	—	—	(3,835,000)	—	—	(3,835,000)
Reversal of dividend equivalents	—	—	—	—	—	68,000	—	—	68,000
Net income	—	—	—	—	—	2,795,000	—	—	2,795,000
Balance as of April 30, 2024	166,121	$170,254,000	43,526,372	$4,353,000	$639,730,000	$204,185,000	15,033,317	$(441,849,000)	$406,419,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)

	Nine months ended April 30, 2024 and 2023
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of July 31, 2022	100,000	$105,204,000	42,672,827	$4,267,000	$625,484,000	$278,683,000	15,033,317	$(441,849,000)	466,585,000
Equity-classified stock award compensation	—	—	—	—	6,298,000	—	—	—	6,298,000
CEO transition costs related to equity-classified stock-based awards (See Note 1)	—	—	—	—	3,764,000	—	—	—	3,764,000
Issuance of employee stock purchase plan shares	—	—	41,606	4,000	330,000	—	—	—	334,000
Issuance of restricted stock, net of forfeiture	—	—	93,091	9,000	(9,000)	—	—	—	—
Net settlement of stock-based awards	—	—	114,741	12,000	(1,676,000)	—	—	—	(1,664,000)
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)		5,213,000	—	—	—	(5,213,000)	—	—	(5,213,000)
Cash dividends declared, net ($0.20 per share)	—	—	—	—	—	(5,549,000)	—	—	(5,549,000)
Accrual of dividend equivalents, net of reversal ($0.20 per share)	—	—	—	—	—	(342,000)	—	—	(342,000)
Net loss	—	—	—	—	—	(23,359,000)	—	—	(23,359,000)
Balance as of April 30, 2023	100,000	$110,417,000	42,922,265	$4,292,000	$634,191,000	$244,220,000	15,033,317	$(441,849,000)	$440,854,000

Balance as of July 31, 2023	100,000	$112,211,000	43,096,271	$4,310,000	$636,925,000	$238,913,000	15,033,317	$(441,849,000)	$438,299,000
Equity-classified stock award compensation	—	—	—	—	5,238,000	—	—	—	5,238,000
Issuance of employee stock purchase plan shares	—	—	38,554	4,000	215,000	—	—	—	219,000
Issuance of restricted stock, net of forfeiture	—	—	(2,686)	—	—	—	—	—	—
Net settlement of stock-based awards	—	—	394,233	39,000	(2,648,000)	—	—	—	(2,609,000)
Extinguishment of convertible preferred stock	(100,000)	(115,721,000)	—	—	—	(13,640,000)	—	—	(13,640,000)
Issuance of convertible preferred stock	166,121	166,121,000	—	—	—	—	—	—	—
Convertible preferred stock issuance costs	—	(4,349,000)	—	—	—	—	—	—	—
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)	—	11,992,000	—	—	—	(11,992,000)	—	—	(11,992,000)
Reversal of dividend equivalents	—	—	—	—	—	104,000	—	—	104,000
Net loss	—	—	—	—	—	(9,200,000)	—	—	(9,200,000)
Balance as of April 30, 2024	166,121	$170,254,000	43,526,372	$4,353,000	$639,730,000	$204,185,000	15,033,317	$(441,849,000)	$406,419,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended April 30,

	2024	2023
Cash flows from operating activities:
Net loss	$(9,200,000)	(23,359,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	9,073,000	8,746,000
Amortization of intangible assets with finite lives	15,866,000	16,047,000
Amortization of stock-based compensation	5,238,000	6,298,000
Amortization of cost to fulfill assets	720,000	720,000
CEO transition costs related to equity-classified stock-based awards	—	3,764,000
Amortization of deferred financing costs	2,694,000	1,257,000
Change in fair value of warrants	(6,439,000)	—
Gain on business divestiture, net	(2,013,000)	—
Changes in other liabilities	(3,100,000)	(3,100,000)
Loss on disposal of property, plant and equipment	17,000	48,000
Provision for allowance for doubtful accounts	1,134,000	586,000
Provision for excess and obsolete inventory	2,243,000	2,753,000
Deferred income tax benefit	(1,013,000)	(4,926,000)
Changes in assets and liabilities, net of effects of divestiture:
Accounts receivable	(42,068,000)	(21,070,000)
Inventories	(10,189,000)	(14,383,000)
Prepaid expenses and other current assets	1,596,000	1,826,000
Other assets	1,159,000	(3,547,000)
Accounts payable	(7,316,000)	18,199,000
Accrued expenses and other current liabilities	2,117,000	(797,000)
Contract liabilities	(3,305,000)	8,621,000
Other liabilities, non-current	41,000	142,000
Interest payable	(112,000)	1,037,000
Income taxes payable	(2,141,000)	961,000
Net cash used in operating activities	(44,998,000)	(177,000)
Cash flows from investing activities:
Proceeds from business divestiture, net	33,225,000	—
Purchases of property, plant and equipment	(8,904,000)	(14,873,000)
Net cash provided by (used in) investing activities	24,321,000	(14,873,000)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	43,200,000	—
Net borrowings of long-term debt under Revolving Loan Facility	17,554,000	31,000,000
Repayment of debt under Term Loan	(20,613,000)	(1,250,000)
Payment of convertible preferred stock issuance costs	(4,195,000)	—
Remittance of employees’ statutory tax withholding for stock awards	(3,810,000)	(2,766,000)
Payment of deferred financing costs	(3,180,000)	(3,791,000)
Cash dividends paid on common stock	(267,000)	(8,658,000)
Proceeds from issuance of employee stock purchase plan shares	219,000	370,000
Payment of shelf registration costs	—	(101,000)
Repayment of principal amounts under finance lease liabilities	—	(4,000)
Net cash provided by financing activities	28,908,000	14,800,000
Net increase (decrease) in cash and cash equivalents	8,231,000	(250,000)
Cash and cash equivalents at beginning of period	18,961,000	21,654,000
Cash and cash equivalents at end of period	$27,192,000	21,404,000
(Continued)

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine months ended April 30,

	2024	2023
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$12,743,000	8,070,000
Income taxes, net	$3,794,000	123,000

Non-cash investing and financing activities:
Accrued additions to property, plant and equipment	$1,630,000	1,421,000

Adjustment to reflect redemption value of convertible preferred stock	$11,992,000	5,213,000

Unpaid convertible preferred stock issuance costs	$154,000	—

Accrued deferred financing costs	$1,479,000	17,000

Accrued remittance of employees' statutory tax withholdings	$4,000	—

Cash dividends declared on common stock but unpaid, including (reversal) accrual of dividend equivalents	$(104,000)	342,000

Accrued shelf registration costs	$20,000	—

Reclassification of finance lease right-of-use assets to property, plant and equipment	$—	274,000

Issuance of restricted stock	$—	9,000
See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     General

The accompanying Condensed Consolidated Financial Statements of Comtech Telecommunications Corp. and its subsidiaries ("Comtech," "we," "us," or "our") as of and for the three and nine months ended April 30, 2024 and 2023 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Over the past three fiscal years, we incurred operating losses of $14,660,000, $33,752,000, and $68,298,000 in fiscal 2023, 2022 and 2021, respectively. More recently, we recognized an operating loss of $3,470,000 in the three months ended April 30, 2024 and operating income of $1,589,000 in the nine months ended April 30, 2024. In addition, over the past three fiscal years, net cash used in operating activities was $4,433,000 and $40,638,000 in fiscal 2023 and 2021, respectively, and net cash provided by operating activities was $1,997,000 in fiscal 2022. More recently, net cash used in operating activities was $44,998,000 in the nine months ended April 30, 2024.

As of April 30, 2024, we were in compliance with all restrictive and financial covenants under our Prior Credit Facility (see Note (10) – “Credit Facility” for defined terms). As of April 30, 2024, our Secured Leverage Ratio was 2.89x TTM Adjusted EBITDA compared to the maximum allowable Secured Leverage Ratio of 3.50x TTM Adjusted EBITDA. Our Interest Expense Coverage Ratio as of April 30, 2024 was 3.36x TTM Adjusted EBITDA compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA. Our Minimum Liquidity as of April 30, 2024 was $26,800,000 compared to the Minimum Liquidity requirement of $25,000,000.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As discussed in Note (10) – “Credit Facility,” on June 17, 2024, we entered into a $222,000,000 credit facility with a new syndicate of lenders (the “New Credit Facility”), which replaces our Prior Credit Facility and which is expected to fund on or around June 18, 2024. The New Credit Facility matures on July 31, 2028, consists of a committed $162,000,000 term loan (“Term Loan”) and $60,000,000 revolver loan facility (“Revolver”) and is expected to have outstanding borrowings at close of $187,000,000, reflecting $25,000,000 drawn on the Revolver. The New Credit Facility, among other things, requires compliance with new restrictive and financial covenants. Considering the New Credit Facility entered into subsequent to quarter end and our forecasted results over the next twelve months beyond the issuance date, we anticipate in the future that we will be in compliance with all restrictive and financial covenants under our New Credit Facility. As of the issuance date and closing of the New Credit Facility, our available sources of liquidity will approximate $63,000,000, consisting of qualified cash and cash equivalents of approximately $28,000,000 and $35,000,000 of excess availability under the Revolver, both as defined in the New Credit Facility.

Our ability to meet our current obligations as they come due may be impacted by our ability to remain compliant with the financial covenants under our New Credit Facility or to obtain waivers or amendments that impact the related financial covenants. If we are unable to satisfy certain covenants and not able to obtain waivers or amendments, such event would constitute an Event of Default and could cause an immediate acceleration and repayment of all outstanding principal, interest and fees due under our New Credit Facility. If there is an Event of Default, there can be no assurances that we will be able to continue as a going concern, which could force us to delay, reduce or discontinue certain aspects of our business strategy. Additionally, our ability to meet future anticipated liquidity needs will largely depend on our ability to generate positive cash inflows from operations and/or secure other sources of outside capital. As it relates to sources of outside capital, we can raise up to $50,000,000 through the issuance of common shares without the consent of the holders of Convertible Preferred Stock.

Based on our current business plans, including projected capital expenditures, we believe our current level of cash and cash equivalents, excess availability under our Revolver and liquidity expected to be generated from future cash flows will be sufficient to fund our operations over the next twelve months beyond the issuance date. However, such a determination is dependent on several factors including, but not limited to, general business conditions and our ability to reduce investments in working capital (such as unbilled receivables). If we are unable to maintain our current level of cash and cash equivalents, excess availability under our Revolver or generate sufficient liquidity from future cash flows, our business, financial condition and results of operations could be materially and adversely affected.

Our ability to generate cash in the future or have sufficient access to credit from financial institutions and/or financing from public and/or private debt and equity markets on acceptable terms, or at all, (i) is subject to (a) general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control and (b) under certain circumstances, a majority vote consent right of the holders of the Convertible Preferred Stock (as discussed further in Note (17) – "Convertible Preferred Stock"), and (ii) could (x) dilute the ownership interest of our stockholders, (y) include terms that adversely affect the rights of our common stockholders, or (z) restrict our ability to take specific actions such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. Also, our transition to sustained profitability is dependent upon the successful completion of our ongoing One Comtech transformation and integration of individual businesses into two segments and related restructuring activities to optimize our cost structure and reduce investments in working capital and/or capital expenditures.

As a result of the foregoing, although we have successfully refinanced our Prior Credit Facility and significantly enhanced our liquidity position as of the issuance date, we continue to believe that substantial doubt exists regarding our ability to continue as a going concern. This determination considers: (i) the proximity of the refinancing to the issuance date not allowing us adequate time to evaluate our financial performance subsequent to such refinancing, and (ii) those conditions and events as of the issuance date described above that could negatively impact our forecasted results and liquidity, which in turn could result in our inability to comply with the financial covenants contained in our New Credit Facility.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Now having completed the refinancing of our Prior Credit Facility as of the issuance date, our other plans to address our ability to continue as a going concern include, among other things:

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
•seeking opportunities to improve liquidity through any combination of debt and/or equity financing (including possibly restructuring our existing Convertible Preferred Stock); and
•seeking other strategic transactions and/or measures including, but not limited to, the potential sale or divestiture of assets.

While we believe the implementation of some or all of the elements of our plans over the next twelve months beyond the issuance date will be successful, these plans are not all solely within management’s control and, as such, we can provide no assurance our plans are probable of being effectively implemented as of the issuance date. Therefore, those potential adverse conditions and events described above raise substantial doubt about our ability to continue as a going concern as of the issuance date. We prepared these unaudited condensed consolidated financial statements on a going concern basis, assuming our financial resources will be sufficient to meet our capital needs over the next twelve months and did not include any adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation for the next twelve months.

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

On March 12, 2024, Mr. Peterman's employment with the Company was terminated for cause and the Board of Directors appointed John Ratigan as interim CEO and Mark Quinlan as Chairman of the Board of Directors. Prior to the changes, Mr. Ratigan served as our Chief Corporate Development Officer and Mr. Quinlan served as a member of our Board of Directors. Upon termination of his employment, Mr. Peterman was deemed to have resigned from his position as Chairman of the Board of Directors and as a director pursuant to his employment contract. CEO transition costs of $2,492,000 incurred during three and nine months ended April 30, 2024 primarily consisted of legal expenses and were expensed in our Unallocated segment.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(2)     Business Divestiture

On November 7, 2023, we completed the divestiture of our solid-state RF microwave high power amplifiers and control components product line, which was included in our Satellite and Space Communications segment, pursuant to a stock sale agreement entered into on October 11, 2023 (the "PST Divestiture"). The sales price for this divestiture was $35,459,000 in cash (including adjustments for closing date net working capital and cash on hand), plus contingent consideration of up to $5,000,000 based on the achievement of a revenue target or the receipt of an anticipated contract award as specified in the stock sale agreement. As of April 30, 2024, we received net cash proceeds of $33,277,000, which includes $800,000 of the $1,000,000 previously held in escrow and is net of $2,182,000 of transaction costs. For the three and nine months ended April 30, 2024, we recognized a reduction to the estimated pre-tax gain of $200,000 (to reflect the final settlement of the closing date net working capital) and an estimated pre-tax gain of $2,013,000, respectively, which is presented as "Loss (gain) on business divestiture, net" in our Condensed Consolidated Statements of Operations. The estimated pre-tax loss (gain) reflects the recognition of a $3,300,000 receivable for the estimated fair value of the contingent consideration. The receivable for the estimated fair value of the contingent consideration is presented within “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheet as of April 30, 2024. We will subsequently measure the contingent consideration receivable as a gain contingency in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 450, "Contingencies," and subsequent changes in the carrying value of the contingent consideration receivable will be recorded as an adjustment to “Loss (gain) on business divestiture, net.”

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
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3)     Adoption of Accounting Standards and Updates

We are required to prepare our Condensed Consolidated Financial Statements in accordance with the FASB ASC, which is the source for all authoritative U.S. generally accepted accounting principles, which are commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs"). During the nine months ended April 30, 2024, the following FASB ASUs have been issued and incorporated into the FASB ASC and have not yet been adopted by us as of April 30, 2024:

•FASB ASU No. 2023-07, which requires the disclosure of significant segment expenses, by reportable segment, regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. The disclosure of other segment items by reportable segment are also required and would constitute the difference between segment revenues less these significant segment expenses and reported segment profit or loss. On an annual basis, the update requires an entity to disclose the CODM's title and position, as well as describe how the CODM uses the reported measures. Additionally, all existing annual disclosures about segment profit or loss must be provided on an interim basis in addition to the disclosure of significant segment expenses and other segment items. This ASU is effective for fiscal years beginning after December 15, 2023 (our fiscal year beginning on August 1, 2024) and for interim periods within fiscal years beginning after December 15, 2024 (our interim period beginning on August 1, 2025), with early adoption permitted.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4)     Revenue Recognition

In accordance with FASB ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), we record revenue in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. Under ASC 606, we follow a five-step model to: (1) identify the contract with our customer; (2) identify our performance obligations in our contract; (3) determine the transaction price for our contract; (4) allocate the transaction price to our performance obligations; and (5) recognize revenue using one of the following two methods:

•Over time - We recognize revenue using the over time method when there is a continuous transfer of control to the customer over the contractual period of performance. This generally occurs when we enter into a long-term contract relating to the design, development or manufacture of complex equipment or technology platforms to a buyer’s specification (or to provide services related to the performance of such contracts) for which we have determined there is no alternative use, as defined in ASC 606. Continuous transfer of control is typically supported by contract clauses which allow our customers to unilaterally terminate a contract for convenience, pay for costs incurred plus a reasonable profit and take control of work-in-process. Revenue recognized over time is generally based on the extent of progress toward completion of the related performance obligations. The selection of the method to measure progress requires judgment and is based on the nature of the products or services provided. In certain instances, typically for firm fixed-price contracts, we use the cost-to-cost measure because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion, including warranty costs. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Costs to fulfill generally include direct labor, materials, subcontractor costs, other direct costs and an allocation of indirect costs. When these contracts are modified, the additional goods or services are generally not distinct from those already provided. As a result, these modifications form part of an existing contract and we must update the transaction price and our measure of progress for the single performance obligation and recognize a cumulative catch-up to revenue and gross profits.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Point in time accounting is principally applied to contracts in our satellite ground station technologies product line (which includes satellite modems and traveling wave tube amplifiers). The contracts related to these product lines do not meet the requirements for over time revenue recognition because our customers cannot utilize the equipment for its intended purpose during any phase of our manufacturing process; customers do not simultaneously receive and/or consume the benefits provided by our performance; customers do not control the asset (i.e., prior to delivery, customers cannot direct the use of the asset, sell or exchange the equipment, etc.); and, although many of our contracts have termination for convenience clauses and/or an enforceable right to payment for performance completed to date, our performance creates an asset with an alternative use through the point of delivery.

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

	Three months ended April 30,		Nine months ended April 30,
	2024	2023	2024	2023
United States
U.S. government	34.4%	29.1%	33.8%	30.3%
Domestic	48.1%	43.8%	43.5%	45.7%
Total United States	82.5%	72.9%	77.3%	76.0%

International	17.5%	27.1%	22.7%	24.0%
Total	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. For the three and nine months ended April 30, 2024 and three months ended April 30, 2023, except for the U.S. government, there were no customers that represented 10.0% or more of consolidated net sales. For the nine months ended April 30, 2023, included in domestic sales are sales to Verizon Communications Inc. ("Verizon"), which accounted for 11.2% of consolidated net sales. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented 10.0% or more of consolidated net sales for the three and nine months ended April 30, 2024 and 2023.

The following tables summarize our disaggregation of revenue consistent with information reviewed by our CODM for the three and nine months ended April 30, 2024 and 2023. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors which impact our business:

	Three months ended April 30, 2024			Nine months ended April 30, 2024
	Satellite and Space Communications	Terrestrial and Wireless Networks	Total	Satellite and Space Communications	Terrestrial and Wireless Networks	Total
Geographical region and customer type
U.S. government	$43,546,000	593,000	$44,139,000	$138,253,000	1,762,000	$140,015,000
Domestic	11,569,000	49,998,000	61,567,000	36,325,000	144,018,000	180,343,000
Total United States	55,115,000	50,591,000	105,706,000	174,578,000	145,780,000	320,358,000

International	16,330,000	6,040,000	22,370,000	77,858,000	15,996,000	93,854,000
Total	$71,445,000	56,631,000	$128,076,000	$252,436,000	161,776,000	$414,212,000
Contract type
Firm fixed-price	$60,691,000	56,631,000	$117,322,000	$217,524,000	161,776,000	$379,300,000
Cost reimbursable	10,754,000	—	10,754,000	34,912,000	—	34,912,000
Total	$71,445,000	56,631,000	$128,076,000	$252,436,000	161,776,000	$414,212,000
Transfer of control
Point in time	$25,257,000	129,000	$25,386,000	$103,569,000	1,461,000	$105,030,000
Over time	46,188,000	56,502,000	102,690,000	148,867,000	160,315,000	309,182,000
Total	$71,445,000	56,631,000	$128,076,000	$252,436,000	161,776,000	$414,212,000

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

The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on our Condensed Consolidated Balance Sheet. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. For certain contracts with provisions that are intended to protect customers in the event we do not satisfy our performance obligations, billings occur subsequent to revenue recognition, resulting in unbilled receivables. Under ASC 606, unbilled receivables constitute contract assets. There were no material impairment losses recognized on contract assets during the three and nine months ended April 30, 2024 and 2023, respectively. On large long-term contracts, and for contracts with international customers that do not do business with us regularly, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to-date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract. Under the typical payment terms for our contracts accounted for at a point in time, costs are accumulated in inventory until the time of billing, which generally coincides with revenue recognition. Of the current contract liability balance of $66,351,000 at July 31, 2023 and $64,601,000 at July 31, 2022, $39,877,000 and $43,125,000 was recognized as revenue during the nine months ended April 30, 2024 and 2023, respectively.

We recognize the incremental costs to obtain or fulfill a contract as an expense when incurred if the amortization period of the asset is one year or less; otherwise, such costs are capitalized and amortized over the estimated life of the contract. During the nine months ended April 30, 2024 and 2023, incremental costs to obtain or fulfill contracts with an amortization period greater than one year were not material.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under indefinite delivery / indefinite quantity ("IDIQ") contracts. As of April 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $653,414,000 (which represents the amount of our consolidated funded backlog). We estimate that a substantial portion of our remaining performance obligations at April 30, 2024 will be completed and recognized as revenue during the next twenty-four month period, with the rest thereafter. During the nine months ended April 30, 2024, revenue recognized from performance obligations satisfied, or partially satisfied, in previous periods (for example due to changes in the transaction price) was not material.

(5)    Fair Value Measurements and Financial Instruments

Using the fair value hierarchy described in FASB ASC 820 "Fair Value Measurements and Disclosures," we valued our cash and cash equivalents using Level 1 inputs that were based on quoted market prices. We believe that the carrying amounts of our other current financial assets (such as accounts receivable) and other current liabilities (including accounts payable, accrued expenses and the current portion of long-term debt) approximate their fair values due to their short-term maturities. The fair value of the non-current portion of our long-term debt approximates its carrying amount due to its variable interest rate and pricing grid dependent upon our leverage ratio as of such date. See Note (10) - "Credit Facility" for more information.

As further discussed in Note (17) - "Convertible Preferred Stock," we used Level 3 inputs to value warrants contingently issuable under the terms of our Convertible Preferred Stock. Level 3 inputs are unobservable inputs developed using the best available information under the circumstances. Level 3 inputs are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect our assumptions related to how market participants would use similar inputs to price the asset or liability. As of April 30, 2024, we determined the fair value of Convertible Preferred Stock warrants using the Monte Carlo simulation model with the following assumptions: expected life of six months; risk free rate of 4.7%; expected volatility of 55.0%; and dividend yield of 0%.

As of April 30, 2024 and July 31, 2023, other than the cash and cash equivalents and warrants discussed above, we had no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

(6)    Earnings Per Share

Our basic earnings per share ("EPS") is computed based on the weighted average number of common shares (including vested but unissued share units, performance shares and restricted stock units ("RSUs")) outstanding during each respective period. Our diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of equity-classified stock-based awards, settlement of escrow arrangements related to our acquisition of UHP Networks Inc. ("UHP") and the assumed conversion of Convertible Preferred Stock, if dilutive, outstanding during each respective period. Pursuant to FASB ASC 260 "Earnings Per Share" ("ASC 260"), shares whose issuance is contingent upon the satisfaction of certain conditions are included in diluted EPS based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period. When calculating our diluted earnings per share, we consider the amount an employee must pay upon assumed exercise of stock-based awards and the amount of stock-based compensation cost attributed to future services and not yet recognized.

There were no repurchases of our common stock during the three and nine months ended April 30, 2024 and 2023. See Note (18) - "Stockholders’ Equity" for more information.

Weighted average stock options, RSUs and restricted stock outstanding of 930,000 and 956,000 shares for the three months ended April 30, 2024 and 2023, respectively, and 1,067,000 and 1,001,000 shares for the nine months ended April 30, 2024 and 2023, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. Our EPS calculations exclude 469,000 and 429,000 weighted average performance shares outstanding for the three months ended April 30, 2024 and 2023, respectively, and 624,000 and 384,000 for the nine months ended April 30, 2024 and 2023, respectively, as the performance conditions have not yet been satisfied. However, the numerator for EPS calculations for each respective period is reduced by the compensation expense related to these awards.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Weighted average common shares of 67,000 and 228,000 for the three months ended April 30, 2024 and 2023, respectively, and 131,000 and 293,000 for the nine months ended April 30, 2024 and 2023, respectively, related to our acquisition of UHP in March 2021 were not included in our diluted EPS calculation because their effect would have been anti-dilutive. As of April 30, 2024, all of the shares held in escrow related to the UHP acquisition were settled.

Weighted average common shares underlying the assumed conversion of convertible preferred stock, on an if-converted basis, of 21,308,000 and 4,606,000 for the three months ended April 30, 2024 and 2023, respectively, and 10,902,000 and 4,533,000 for the nine months ended April 30, 2024 and 2023, respectively, were not included in our diluted EPS calculation for the respective periods because their effect would have been anti-dilutive. As a result, the numerator for our basic and diluted EPS calculation for the three and nine months ended April 30, 2024 and 2023 is the respective net loss attributable to common stockholders.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended April 30,		Nine months ended April 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$2,795,000	(7,458,000)	$(9,200,000)	(23,359,000)
Loss on extinguishment of convertible preferred stock	—	—	(13,640,000)	—
Convertible preferred stock issuance costs	(76,000)	—	(4,349,000)	—
Dividend on convertible preferred stock	(3,759,000)	(1,766,000)	(7,643,000)	(5,213,000)
Net loss attributable to common stockholders	$(1,040,000)	(9,224,000)	$(34,832,000)	(28,572,000)

Denominator:
Denominator for basic and diluted calculation	28,854,000	28,071,000	28,753,000	27,950,000

As discussed further in Note (17) - "Convertible Preferred Stock," such shares of preferred stock represent a "participating security" as defined in ASC 260. As a result, our EPS calculations for the three and nine months ended April 30, 2024 and 2023 were based on the two-class method. Given the net loss attributable to common stockholders for the three and nine months ended April 30, 2024 and 2023, there was no impact of applying the two-class method to our reported basic or diluted earnings per common share.

(7)     Accounts Receivable

Accounts receivable consist of the following at:

	April 30, 2024	July 31, 2023
Receivables from commercial and international customers	$39,770,000	52,438,000
Unbilled receivables from commercial and international customers	76,932,000	54,469,000
Receivables from the U.S. government and its agencies	21,316,000	31,149,000
Unbilled receivables from the U.S. government and its agencies	64,334,000	27,192,000
Total accounts receivable	202,352,000	165,248,000
Less allowance for doubtful accounts	2,706,000	2,089,000
Accounts receivable, net	$199,646,000	163,159,000

Unbilled receivables as of April 30, 2024 relate to contracts-in-progress for which revenue has been recognized, but for which we have not yet earned the right to bill the customer for work performed to-date. Under ASC 606, unbilled receivables constitute contract assets. Management estimates that a substantial portion of the amounts not yet billed at April 30, 2024 will be billed and collected within one year. Accounts receivable in the table above excludes $417,000 and $2,993,000 of long-term unbilled receivables presented within "Other assets, net" in the Condensed Consolidated Balance Sheets as of April 30, 2024 and July 31, 2023, respectively.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of April 30, 2024, except for the U.S. government (and its agencies), which represented 42.3% of total accounts receivable, there were no other customers which accounted for greater than 10% of total accounts receivable.

As of July 31, 2023, except for the U.S. government (and its agencies) and AT&T, which represented 35.3% and 11.0% of total accounts receivable, respectively, there were no other customers which accounted for greater than 10% of total accounts receivable.

(8)     Inventories

Inventories consist of the following at:

	April 30, 2024	July 31, 2023
Raw materials and components	$73,811,000	87,139,000
Work-in-process and finished goods	40,801,000	43,365,000
Total inventories	114,612,000	130,504,000
Less reserve for excess and obsolete inventories	18,492,000	24,659,000
Inventories, net	$96,120,000	105,845,000

As of April 30, 2024 and July 31, 2023, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $4,310,000 and $5,911,000, respectively, and the amount of inventory related to contracts from third-party commercial customers who outsource their manufacturing to us was $2,386,000 and $3,277,000, respectively.

(9)     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	April 30, 2024	July 31, 2023
Accrued wages and benefits	$18,060,000	21,994,000
Accrued contract costs	21,395,000	19,041,000
Accrued warranty obligations	6,992,000	8,285,000
Accrued commissions and royalties	4,948,000	4,659,000
Accrued legal costs	2,800,000	688,000
Other	10,674,000	12,323,000
Accrued expenses and other current liabilities	$64,869,000	66,990,000

Accrued contract costs represent direct and indirect costs on contracts as well as estimates of amounts owed for invoices not yet received from vendors or reflected in accounts payable.

Accrued warranty obligations as of April 30, 2024 relate to estimated liabilities for assurance type warranty coverage that we provide to our customers. We generally provide warranty coverage for some of our products for a period of at least one year from the date of delivery. We record a liability for estimated warranty expense based on historical claims, product failure rates, consideration of contractual obligations, future costs to resolve software issues and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in our accrued warranty obligations during the nine months ended April 30, 2024 and 2023 were as follows:

	Nine months ended April 30,
	2024	2023
Balance at beginning of period	$8,285,000	9,420,000
Provision for warranty obligations	768,000	1,756,000
Adjustments for changes in estimates	(393,000)	(1,500,000)
Charges incurred	(1,250,000)	(1,436,000)
PST Divestiture	(418,000)	—
Balance at end of period	$6,992,000	8,240,000

(10)     Credit Facility

On November 7, 2023, we entered into a Third Amended and Restated Credit Agreement (the "Prior Credit Facility"), which provided for a senior secured loan facility of up to $200,000,000 consisting of: (i) a revolving loan facility with an initial borrowing limit of $150,000,000, including a $20,000,000 letter of credit sublimit; and (ii) a $50,000,000 term loan. The Prior Credit Facility also provided for the following: effective January 31, 2024 and April 30, 2024, (a) our borrowing limit under the revolving loan facility reduced to $140,000,000 and $135,000,000, respectively; (b) the term loan amortization increased from $1,250,000 to $1,875,000 per quarter, with the remaining balance due upon maturity; (c) the accordion and swingline loan features were both eliminated; (d) the Applicable Rate increased 0.25%; (e) cash in excess of $20,000,000 on the last day of any week was required to repay borrowings under the revolving loan facility; and (f) financial covenants were measured on a monthly basis beginning February 2024. In connection with entering the Prior Credit Facility, we capitalized $5,941,000 of total financing costs and accounted for the amendments as debt modifications.

The amount outstanding under our Prior Credit Facility was as follows:

	April 30, 2024	July 31, 2023
Term loan	$27,512,000	$48,125,000
Less unamortized deferred financing costs related to term loan	545,000	621,000
Term loan, net	26,967,000	47,504,000
Revolving loan facility	134,454,000	116,900,000
Amount outstanding under Prior Credit Facility, net	$161,421,000	$164,404,000
Less current portion of long-term debt	3,712,000	4,375,000
Non-current portion of long-term debt	$157,709,000	$160,029,000

At April 30, 2024, we had $481,000 of standby letters of credit outstanding under our Prior Credit Facility related to guarantees of future performance on certain customer contracts and no outstanding commercial letters of credit. During the nine months ended April 30, 2024, we had outstanding balances under the Prior Credit Facility ranging from $156,241,000 to $196,800,000.

As of April 30, 2024, total net deferred financing costs related to the Prior Credit Facility were $2,267,000 and being amortized over the term of our Prior Credit Facility through the Maturity Date. However, as discussed further below, subsequent to quarter end, we refinanced our Prior Credit Facility with the New Credit Facility. As the refinancing of the Prior Credit Facility is considered a debt extinguishment, net deferred financing costs related to the Prior Credit Facility will be expensed during our fourth quarter of fiscal 2024 and included in interest expense reported on our Condensed Consolidated Statement of Operations.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Interest expense related to our Prior Credit Facility, including amortization of deferred financing costs, recorded during the three months ended April 30, 2024 and 2023 was $5,130,000 and $4,400,000, respectively. Interest expense related to our Prior Credit Facility including amortization of deferred financing costs, recorded during the nine months ended April 30, 2024 and 2023 was $15,286,000 and $10,401,000, respectively. Our blended interest rate approximated 12.26% and 10.10%, respectively, for the three months ended April 30, 2024 and 2023 and 11.35% and 8.34%, respectively, for the nine months ended April 30, 2024 and 2023.

As of April 30, 2024, our Secured Leverage Ratio under our Prior Credit Facility was 2.89x trailing twelve months ("TTM") Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA"), compared to the maximum allowable Secured Leverage Ratio of 3.50x TTM Adjusted EBITDA; our Interest Expense Coverage Ratio under our Prior Credit Facility was 3.36x TTM Adjusted EBITDA, compared to the Minimum Interest Expense Coverage Ratio of 3.25x TTM Adjusted EBITDA; and our Minimum Liquidity was $26,800,000, compared to the Minimum Liquidity requirement of $25,000,000.

Subsequent Event
On June 17, 2024, we entered into a $222,000,000 credit facility with a new syndicate of lenders (the “New Credit Facility”), which replaces our Prior Credit Facility and which is expected to fund on or around June 18, 2024. The New Credit Facility matures on July 31, 2028, consists of a committed $162,000,000 Term Loan and $60,000,000 Revolver and is expected to have outstanding borrowings at close of $187,000,000, reflecting $25,000,000 drawn on the Revolver.

The New Credit Facility provides that (a) Revolving Loans comprised of (i) Base Rate Loans shall bear interest at the Base Rate plus an additional margin ranging from 3.75% to 4.25%, depending on the average quarterly revolving loan usage during the applicable determination period and (ii) SOFR Loans shall bear interest at the Term SOFR rate plus an additional margin ranging from 4.75% to 5.25%, depending on the average quarterly revolving loan usage during the applicable determination period and (b) Term Loans comprised of (i) Base Rate Loans shall bear interest at the Base Rate plus an additional margin ranging from 7.50% to 9.00%, depending on our net leverage ratio during the applicable determination period and (ii) SOFR Loans shall bear interest at the Term SOFR rate plus an additional margin ranging from 8.50% to 10.00%, depending on our net leverage ratio during the applicable determination period.

The Term Loan is subject to 2.50% amortization per annum, payable on the last day of each fiscal quarter. The first Term Loan repayment of $675,000 is due on July 31, 2024 and quarterly Term Loan repayments thereafter are $1,012,500, with the remaining Term Loan balance due on the Maturity Date. Based on the refinancing of our Prior Credit Facility subsequent to the balance sheet date, we have classified $157,709,000 of the outstanding borrowings as of April 30, 2024 under our Prior Credit Facility as a non-current liability.

The New Credit Facility contains (a) customary representations, warranties and affirmative covenants; (b) customary conditions to drawing the Revolver; (c) customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, including the disposition of assets by any Loan Party to any Subsidiary that is not a Subsidiary Loan Party, (vi) restricted payments, including stockholder dividends, (vii) distributions, including the repayment of subordinated intercompany and third party indebtedness, and (viii) certain other restrictive agreements; (d) certain financial covenants, including a maximum Net Leverage Ratio, minimum Fixed Charge Coverage Ratio, Minimum Average Liquidity and Minimum EBITDA; (e) customary optional and mandatory prepayment events; and (f) customary events of default (subject to grace periods, as appropriate), such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe the negative covenants and other covenants related to the operation of our business. In addition, under certain circumstances, we may be required to enter into amendments to the New Credit Facility in connection with any further syndication of the New Credit Facility.

In connection with entering the New Credit Facility, the Term Loan lenders received 1,435,884 detachable warrants granted at an exercise price of $0.10 per common share. If the Term Loan is refinanced, the Term Loan lenders have the right to sell up to 50.0% of the warrants back to us for cash, at a 10.0% discount to the 30-day volume weighted average price of our common stock.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The obligations under the New Credit Facility are guaranteed by certain of our domestic and foreign subsidiaries (the “Guarantors”). As collateral security under the New Credit Facility and the guarantees thereof, we and the Guarantors granted to the administrative agent, for the benefit of the lenders, a lien on, and first priority security interest in, all of our tangible and intangible assets.

Capitalized terms used but not defined herein have the meanings set forth for such terms in the Prior Credit Facility and the New Credit Facility, which have been or will be documented and filed with the SEC.

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

Certain of our facility lease agreements (which are classified as operating leases) contain rent holidays or rent escalation clauses. For rent holidays and rent escalation clauses during the lease term, we record rental expense on a straight-line basis over the term of the lease. As of April 30, 2024, none of our leases contained a residual value guarantee and covenants included in our lease agreements are customary for the types of facilities and equipment being leased.

The components of lease expense are as follows:

	Three months ended April 30,		Nine months ended April 30,
	2024	2023	2024	2023
Finance lease expense:
Amortization of ROU assets	$—	1,000	$—	5,000
Operating lease expense	2,023,000	2,495,000	6,361,000	8,088,000
Short-term lease expense	44,000	108,000	217,000	326,000
Variable lease expense	1,259,000	783,000	3,204,000	2,881,000
Sublease income	(17,000)	(17,000)	(50,000)	(50,000)
Total lease expense	$3,309,000	3,370,000	$9,732,000	11,250,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additional information related to leases is as follows:

	Nine months ended April 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases - Operating cash outflows	$6,796,000	$8,183,000
Finance leases - Financing cash outflows	—	4,000
ROU assets obtained in the exchange for lease liabilities (non-cash):
Operating leases	$37,000	$2,850,000

The following table is a reconciliation of future cash flows relating to operating lease liabilities presented on our Condensed Consolidated Balance Sheet as of April 30, 2024:

Remainder of fiscal 2024	$2,183,000
Fiscal 2025	8,123,000
Fiscal 2026	6,688,000
Fiscal 2027	4,582,000
Fiscal 2028	3,844,000
Thereafter	18,850,000
Total future undiscounted cash flows	44,270,000
Less: Present value discount	5,006,000
Lease liabilities	$39,264,000

Weighted-average remaining lease terms (in years)	8.07
Weighted-average discount rate	3.47%

As of April 30, 2024, we do not have any material rental commitments that have not already commenced.

(12)     Income Taxes

Our effective tax rate for the three months ended April 30, 2024 was 208.1%, which includes a net discrete tax benefit of $802,000 primarily related to the reversal of tax contingencies no longer required due to the expiration of applicable statute of limitations and the deductible portion of CEO transition costs. Our effective tax rate for the nine months ended April 30, 2024 was (7.5)%, which includes a net discrete tax expense of $961,000 primarily related to the anticipated timing of the settlement of contingent consideration related to the PST Divestiture. Upon settlement of the contingent consideration, if any, we would expect an offsetting net discrete tax benefit due to the utilization of capital losses that had been previously subject to a full valuation allowance.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Excluding discrete items, our effective tax rate for the three and nine months ended April 30, 2024 and 2023 was 2.0% and 14.25%, respectively. For purposes of determining our estimated annual effective tax rate for fiscal 2024, the estimated gain, net on the PST Divestiture, CEO transition costs and change in fair value of warrants are considered significant, unusual or infrequently occurring discrete tax items and are excluded from the computation of our effective tax rate. For purposes of determining our estimated annual effective tax rate for fiscal 2023, CEO transition costs are considered significant, unusual or infrequently occurring discrete tax items and are excluded from the computation of our effective tax rate. The change in rate from 14.25% to 2.0% is primarily due to changes in expected product and geographic mix.

At April 30, 2024 and July 31, 2023, total unrecognized tax benefits were $8,427,000 and $9,166,000, respectively, including interest of $163,000 and $210,000, respectively. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our consolidated financial statements. We believe it is reasonably possible that the gross unrecognized tax benefits could decrease by as much as $521,000 in the next twelve months due to the expiration of a statute of limitations related to federal, state and foreign tax positions.

Our U.S. federal income tax returns for fiscal 2021 through 2023 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2019 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

(13)     Stock-Based Compensation

Overview

In December 2023, our stockholders approved the Comtech Telecommunications Corp. 2023 Equity and Incentive Plan (the “2023 Plan”). The 2023 Plan replaced the Comtech Telecommunications Corp. Amended and Restated 2000 Stock Incentive Plan (the "Prior Plan" and collectively, the "Plans"). Under the 2023 Plan, the number of shares of common stock initially available for all awards, other than substitute awards granted in connection with a corporate transaction, will be (i) 1,600,000 shares plus (ii) 69,683 shares of common stock that were available for awards under the Prior Plan, as of the effective date of the 2023 Plan and (iii) certain expired or cancelled awards recycled back into the 2023 Plan.

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

As of April 30, 2024, the aggregate number of shares of common stock which may be issued may not exceed 13,562,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and employee purchases under the ESPP with the issuance of new shares of our common stock.

As of April 30, 2024, we had granted stock-based awards pursuant to the Plans representing the right to purchase and/or acquire an aggregate of 10,735,517 shares (net of 6,594,458 expired and canceled awards), of which an aggregate of 9,173,530 have been exercised or settled.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of April 30, 2024, the following stock-based awards, by award type, were outstanding:

April 30, 2024
Stock options	170,150
Performance shares	379,353
RSUs, restricted stock, share units and other stock-based awards	1,012,484
Total	1,561,987

Our ESPP provides for the issuance of up to 1,300,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value on the first or last day of each calendar quarter, whichever is lower. Through April 30, 2024, we have cumulatively issued 1,037,060 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended April 30,		Nine months ended April 30,
	2024	2023	2024	2023
Cost of sales	$67,000	141,000	$480,000	452,000
Selling, general and administrative expenses	313,000	3,896,000	4,480,000	5,559,000
Research and development expenses	24,000	89,000	278,000	287,000
Stock-based compensation expense before CEO transition costs	404,000	4,126,000	5,238,000	6,298,000
CEO transition costs related to equity-classified stock-based awards	—	—	—	3,764,000
Total stock-based compensation expense before income tax benefit	404,000	4,126,000	5,238,000	10,062,000
Estimated income tax benefit	(81,000)	(915,000)	(1,149,000)	(1,701,000)
Net stock-based compensation expense	$323,000	3,211,000	$4,089,000	8,361,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At April 30, 2024, unrecognized stock-based compensation of $6,819,000, net of estimated forfeitures of $833,000, is expected to be recognized over a weighted average period of 1.9 years. Total stock-based compensation capitalized and included in ending inventory at both April 30, 2024 and July 31, 2023 was $198,000.

Stock-based compensation expense, by award type, is summarized as follows:

	Three months ended April 30,		Nine months ended April 30,
	2024	2023	2024	2023
Stock options	$11,000	22,000	$42,000	66,000
Performance shares	(662,000)	335,000	280,000	690,000
RSUs, restricted stock and share units	1,040,000	3,738,000	4,850,000	5,449,000
ESPP	15,000	31,000	66,000	93,000
Stock-based compensation expense before CEO transition costs	404,000	4,126,000	5,238,000	6,298,000
CEO transition costs related to equity-classified stock-based awards	—	—	—	3,764,000
Total stock-based compensation expense before income tax benefit	404,000	4,126,000	5,238,000	10,062,000
Estimated income tax benefit	(81,000)	(915,000)	(1,149,000)	(1,701,000)
Net stock-based compensation expense	$323,000	3,211,000	$4,089,000	8,361,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In connection with the March 12, 2024 termination of our former CEO for cause, a combined total of 581,021 performance shares and RSUs were cancelled.

ESPP stock-based compensation expense primarily relates to the 15% discount offered to participants in the ESPP.

The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability on our Condensed Consolidated Balance Sheets as of April 30, 2024 and July 31, 2023. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

Stock Options

The following table summarizes the Plan's activity:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2023	240,510	$23.96
Expired/canceled	(6,250)	24.31
Outstanding at October 31, 2023	234,260	23.95
Expired/canceled	(9,680)	24.25
Outstanding at January 31, 2024	224,580	23.93
Expired/canceled	(54,430)	28.68
Outstanding at April 30, 2024	170,150	$22.42	3.97	$—

Exercisable at April 30, 2024	147,450	$23.11	3.65	$—

Vested and expected to vest at April 30, 2024	168,498	$22.46	3.95	$—

Stock options outstanding as of April 30, 2024 have exercise prices ranging from $17.88 - $31.44, representing the fair market value of our common stock on the date of grant, a contractual term of ten years and a vesting period of five years.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Performance Shares, RSUs, Restricted Stock, Share Units and Other Stock-based Awards

The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock, share units and other stock-based awards:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2023	1,876,230	$13.21
Granted	913,908	9.93
Settled	(296,198)	16.03
Canceled/Forfeited	(41,814)	15.80
Outstanding at October 31, 2023	2,452,126	11.60
Settled	(383,565)	10.64
Canceled/Forfeited	(41,927)	12.78
Outstanding at January 31, 2024	2,026,634	11.76
Settled	(9,642)	14.10
Canceled/Forfeited	(625,155)	8.47
Outstanding at April 30, 2024	1,391,837	$13.22	$2,616,653

Vested at April 30, 2024	451,975	$14.99	$849,713

Vested and expected to vest at April 30, 2024	1,333,129	$13.19	$2,506,283

The total intrinsic value relating to fully-vested awards settled during the three and nine months ended April 30, 2024 was $33,000 and $7,478,000, respectively. The total intrinsic value relating to fully-vested awards settled during the three and nine months ended April 30, 2023 was $669,000 and $3,633,000, respectively.

The performance shares granted to employees principally vest over a three-year performance period, if pre-established performance goals are attained, or as specified pursuant to the Plan and related agreements. As of April 30, 2024, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level, except for two of our former CEOs, whose achievement was based on maximum performance pursuant to their pre-existing change-in-control agreements.

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

Share units granted prior to July 31, 2017 were vested when issued and are convertible into shares of our common stock, generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain circumstances. Share units granted on or after July 31, 2017 were granted to certain employees in lieu of non-equity incentive compensation and are convertible into shares of our common stock on the one-year anniversary of the respective grant date. In July 2023, we granted shares of our common stock to certain employees in lieu of non-equity incentive compensation.

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

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of settlement of the underlying award. During the three and nine months ended April 30, 2024, we reversed $68,000 and $104,000, respectively, of previously accrued dividend equivalents due to forfeitures and paid out $2,000 and $267,000, respectively. During the three months ended April 30, 2023, we reversed $22,000 of previously accrued dividend equivalents due to forfeitures and paid out $13,000. During the nine months ended April 30, 2023, we accrued $342,000 of dividend equivalents (net of forfeitures) and paid out $363,000. Accrued dividend equivalents were recorded as a reduction to retained earnings; whereas, reversals of accrued dividend equivalents were recorded as an increase to retained earnings. As of April 30, 2024 and July 31, 2023, accrued dividend equivalents were $320,000 and $691,000, respectively.

With respect to the actual settlement of stock-based awards for income tax reporting, during the three and nine months ended April 30, 2024, we recorded an income tax expense of $76,000 and $379,000, respectively, and during the three and nine months ended April 30, 2023, we recorded an income tax expense of $15,000 and $560,000, respectively.

(14)     Segment Information

Reportable operating segments are determined based on Comtech’s management approach. The management approach, as defined by FASB ASC 280 "Segment Reporting" is based on the way that the CODM organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. Our CODM, for purposes of FASB ASC 280, is our interim Chief Executive Officer.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our CODM primarily uses a metric that we refer to as Adjusted EBITDA to measure an operating segment’s performance and to make decisions about resources to be allocated. Our Adjusted EBITDA metric for the Satellite and Space Communications and Terrestrial and Wireless Networks segments do not consider allocation of any indirect expenses that are unrelated to the segment's operations, or any of the following: income taxes, interest, change in fair value of the convertible preferred stock purchase option liability, change in fair value of warrants, write-off of deferred financing costs, amortization of stock-based compensation, amortization of intangibles, depreciation expense, amortization of cost to fulfill assets, acquisition plan expenses, restructuring costs, COVID-19 related costs, strategic emerging technology costs (for next-generation satellite technology), facility exit costs, CEO transition costs, proxy solicitation costs, strategic alternatives expenses and other. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Any amounts shown in the Adjusted EBITDA calculation for our Satellite and Space Communications and Terrestrial and Wireless Networks segments are directly attributable to those segments. Our Adjusted EBITDA is also used by our management in assessing the Company's operating results. Although closely aligned, the Company's definition of Adjusted EBITDA is different than the Consolidated EBITDA or EBITDA (as such terms are defined in our Prior Credit Facility and New Credit Facility) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and, therefore, may not be comparable to similarly titled measures used by other companies.

Operating segment information, along with a reconciliation of segment net income (loss) and consolidated net income (loss) to Adjusted EBITDA is presented in the tables below:

	Three months ended April 30, 2024
	Satellite and Space Communications	Terrestrial and Wireless Networks	Unallocated	Total
Net sales	$71,445,000	56,631,000	—	$128,076,000
Operating income (loss)	$2,796,000	5,727,000	(11,993,000)	$(3,470,000)

Net income (loss)	$1,828,000	5,266,000	(4,299,000)	$2,795,000
Provision for (benefit from) income taxes	11,000	274,000	(5,666,000)	(5,381,000)
Interest expense	884,000	—	4,262,000	5,146,000
Interest (income) and other	73,000	187,000	149,000	409,000
Change in fair value of warrants	—	—	(6,439,000)	(6,439,000)
Amortization of stock-based compensation	—	—	404,000	404,000
Amortization of intangibles	1,671,000	3,618,000	—	5,289,000
Depreciation	1,047,000	1,985,000	89,000	3,121,000
Amortization of cost to fulfill assets	240,000	—	—	240,000
CEO transition costs	—	—	2,492,000	2,492,000
Restructuring costs	549,000	—	2,206,000	2,755,000
Strategic emerging technology costs	880,000	—	—	880,000
Loss on business divestiture, net	—	—	200,000	200,000
Adjusted EBITDA	$7,183,000	11,330,000	(6,602,000)	$11,911,000

Purchases of property, plant and equipment	$388,000	2,154,000	125,000	$2,667,000
Total assets at April 30, 2024	$498,449,000	455,169,000	37,381,000	$990,999,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended April 30, 2023
	Satellite and Space Communications	Terrestrial and Wireless Networks	Unallocated	Total
Net sales	$82,249,000	54,067,000	—	$136,316,000
Operating income (loss)	$37,000	3,160,000	(8,473,000)	$(5,276,000)

Net income (loss)	$650,000	2,902,000	(11,010,000)	$(7,458,000)
(Benefit from) provision for income taxes	(1,188,000)	84,000	(1,828,000)	(2,932,000)
Interest expense	(25,000)	—	4,411,000	4,386,000
Interest (income) and other	600,000	174,000	(46,000)	728,000
Amortization of stock-based compensation	—	—	4,126,000	4,126,000
Amortization of intangibles	1,828,000	3,521,000	—	5,349,000
Depreciation	1,027,000	1,921,000	33,000	2,981,000
Amortization of cost to fulfill assets	240,000	—	—	240,000
Restructuring costs	2,191,000	548,000	1,357,000	4,096,000
Strategic emerging technology costs	1,029,000	—	—	1,029,000
Adjusted EBITDA	$6,352,000	9,150,000	(2,957,000)	$12,545,000

Purchases of property, plant and equipment	$1,106,000	3,549,000	300,000	$4,955,000
Total assets at April 30, 2023	$488,814,000	475,380,000	25,665,000	$989,859,000

	Nine months ended April 30, 2024
	Satellite and Space Communications	Terrestrial and Wireless Networks	Unallocated	Total
Net sales	$252,436,000	161,776,000		$414,212,000
Operating income (loss)	$14,756,000	17,901,000	(31,068,000)	$1,589,000

Net income (loss)	$10,672,000	17,011,000	(36,883,000)	$(9,200,000)
Provision for (benefit from) income taxes	547,000	696,000	(604,000)	639,000
Interest expense	2,659,000	—	12,684,000	15,343,000
Interest (income) and other	878,000	194,000	174,000	1,246,000
Change in fair value of warrants	—	—	(6,439,000)	(6,439,000)
Amortization of stock-based compensation	—	—	5,238,000	5,238,000
Amortization of intangibles	5,014,000	10,852,000	—	15,866,000
Depreciation	2,865,000	5,933,000	275,000	9,073,000
Amortization of cost to fulfill assets	720,000	—	—	720,000
CEO transition costs	—	—	2,492,000	2,492,000
Restructuring costs	2,793,000	8,000	6,396,000	9,197,000
Strategic emerging technology costs	3,228,000	—	—	3,228,000
Gain on business divestiture, net	—	—	(2,013,000)	(2,013,000)
Adjusted EBITDA	$29,376,000	$34,694,000	$(18,680,000)	$45,390,000

Purchases of property, plant and equipment	$1,763,000	6,175,000	966,000	$8,904,000
Total assets at April 30, 2024	$498,449,000	455,169,000	37,381,000	$990,999,000

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

Unallocated expenses result from corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs and also includes all of our amortization of stock-based compensation. See Note (1) - "General - CEO Transition Related" for information related to such costs. During the three and nine months ended April 30, 2024, our Unallocated segment incurred $2,206,000 and $6,396,000, respectively, of restructuring costs focused on: (i) streamlining our operations and supply chain, (ii) legal and other expenses primarily related to divestiture activities, and (iii) efforts to refinance our Prior Credit Facility and improve liquidity. During the three and nine months ended April 30, 2023, our Unallocated segment incurred $1,357,000 and $2,080,000, respectively, of restructuring costs focused on streamlining our operations. In addition, during the three and nine months ended April 30, 2024, we recorded a reduction to the estimated gain of $200,000 and an estimated gain of $2,013,000, respectively, related to the PST Divestiture.

During the three and nine months ended April 30, 2024, our Satellite and Space Communications segment recorded $549,000 and $2,793,000, respectively, of restructuring costs primarily incurred to streamline our operations and improve efficiency, including costs related to the relocation of certain of our satellite ground station production facilities to our new 146,000 square foot facility in Chandler, Arizona. Similar restructuring costs of $2,191,000 and $4,336,000 were incurred during the three and nine months ended April 30, 2023, respectively. In addition, during the three and nine months ended April 30, 2024, we incurred $880,000 and $3,228,000 of strategic emerging technology costs for next-generation satellite technology to advance our solutions offerings to be used with new broadband satellite constellations. Similar strategic emerging technology costs of $1,029,000 and $2,513,000 were incurred during the three and nine months ended April 30, 2023, respectively.

During both the three and nine months ended April 30, 2023, our Terrestrial and Wireless Networks segment recorded $548,000 of restructuring costs primarily incurred to streamline our operations and improve efficiency. Similar costs incurred in fiscal 2024 were nominal.

Interest expense in the tables above primarily relates to our Prior Credit Facility, and includes the amortization of deferred financing costs. See Note (10) - "Credit Facility" for further discussion.

Intersegment sales for both the three and nine months ended April 30, 2024 and 2023 between the Satellite and Space Communications segment and the Terrestrial and Wireless Networks segment were nominal. All intersegment sales are eliminated in consolidation and are excluded from the tables above.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unallocated assets at April 30, 2024 consist principally of cash and cash equivalents, corporate property, plant and equipment, operating lease right of use assets and deferred financing costs. The large majority of our long-lived assets are located in the U.S.

(15)     Goodwill

The following table represents goodwill by reportable operating segment as of April 30, 2024 and July 31, 2023.

	Satellite and Space Communications	Terrestrial and Wireless Networks	Total
Balance as of July 31, 2023	$173,602,000	174,090,000	$347,692,000
PST Divestiture	(14,587,000)	—	(14,587,000)
Balance as of April 30, 2024	$159,015,000	174,090,000	$333,105,000

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the first quarter of fiscal 2024, we determined that the PST Disposal Group met the criteria to be classified as held for sale. Because the PST Disposal Group represented the disposal of a portion of the Satellite and Space Communications reporting unit, we assigned $14,587,000 of goodwill to the PST Disposal Group on a relative fair value basis. For purposes of allocating goodwill to the PST Disposal Group, we determined the fair value of the PST Disposal Group (based on consideration received from the sale transaction) and the fair value of the retained businesses of the Satellite and Space Communications reporting unit (based on a combination of the income and market approach). In conjunction with the relative fair value allocation, we tested goodwill assigned to the PST Disposal Group and retained businesses of the Satellite and Space Communications reporting unit for impairment and concluded that no impairment existed at the time the held for sale criteria were met. As discussed further in Note (2) - "Business Divestiture," we completed the PST Divestiture in the second quarter of fiscal 2024 and reduced goodwill by $14,587,000 as part of determining the estimated gain on business divestiture, net.

During the second and third quarters of fiscal 2024, net sales (primarily in our Satellite and Space Communications segment) reflected delays in the timing of our receipt of and performance on orders, principally as a result of our financial condition at the time, including uncertainties relating to the refinancing of our Prior Credit Facility (which we completed subsequent to quarter end). Such conditions affected our liquidity and gave rise to substantial doubt regarding our ability to continue as a going concern, which we believe: (i) temporarily slowed down our receipt of orders from customers, as well as components from suppliers, and (ii) caused a decline in our common stock price of approximately 81.4% between August 1, 2023 and April 30, 2024, from $10.09 per share to $1.88 per share. We determined the sustained decline in market capitalization, based on our publicly quoted share price, represented a triggering event requiring an interim impairment test of goodwill. We performed an interim step one quantitative test for our Satellite and Space Communications and Terrestrial and Wireless Networks reporting units as of April 30, 2024, utilizing the same approaches as the August 1, 2023 quantitative test discussed above. Ultimately, based on our quantitative evaluations, we determined that our Satellite and Space Communications and Terrestrial and Wireless Networks reporting units had estimated fair values in excess of their carrying values of at least 10.2% and 11.7%, respectively, and concluded that our goodwill was not impaired.

Our interim analysis used significant assumptions, including expected future revenue growth rates, profit margins and discount rates. Although we believe the assumptions and estimates we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Different assumptions of the anticipated future results and growth from our businesses could result in an impairment charge, which would decrease GAAP operating income and result in lower asset values on our condensed consolidated balance sheet. The estimated fair values of our Satellite and Space Communications and Terrestrial and Wireless Networks reporting units exceed their carrying values by more than 10.0%. As a measure of sensitivity of the fair value for the Satellite and Space Communications and Terrestrial and Wireless Networks reporting units, while holding all other assumptions constant, an increase in the discount rate of 100 basis points or a decrease of 100 basis points in the revenue growth rate assumptions for each forecasted period used to determine the fair value of each reporting unit would not result in an impairment of goodwill.

In addition, as disclosed in Note (1) - "General - Liquidity and Going Concern," we have engaged a third-party financial advisor to assist us with, among other things, discussions and negotiations with our existing and new lenders, as well as to seek other sources of credit and outside capital. Although we have completed the refinancing of our Prior Credit Facility subsequent to quarter end, a sustained significant decline in our actual operating performance, as compared to our forecast, and/or a continued sustained decline in our common stock price, may require us to perform another interim quantitative goodwill impairment test, which may result in an impairment of the goodwill assigned to one or both of our reporting units by an amount that could be material if we conclude our forecasted operating results will be adversely impacted for the foreseeable future.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(16)     Intangible Assets

Intangible assets with finite lives are as follows:

	April 30, 2024
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$302,058,000	132,789,000	$169,269,000
Technologies	14.8	113,149,000	82,058,000	31,091,000
Trademarks and other	16.7	32,926,000	23,245,000	9,681,000
Total		$448,133,000	238,092,000	$210,041,000

	July 31, 2023
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$302,058,000	121,786,000	$180,272,000
Technologies	14.8	114,949,000	80,672,000	34,277,000
Trademarks and other	16.7	32,926,000	21,568,000	11,358,000
Total		$449,933,000	224,026,000	$225,907,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the three and nine months ended April 30, 2024 was $5,289,000 and $15,866,000, respectively. Amortization expense for the three and nine months ended April 30, 2023 $5,349,000 and $16,047,000, respectively.

The estimated amortization expense consists of the following for the fiscal years ending July 31:

2024	$21,154,000
2025	21,039,000
2026	19,888,000
2027	18,534,000
2028	18,534,000

We review net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. Based on our last assessment, we believe that the carrying values of our net intangible assets were recoverable as of April 30, 2024. However, if business conditions deteriorate, we may be required to record impairment losses, and/or increase the amortization of intangibles in the future. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

Upon a repurchase of the Series B Convertible Preferred Stock occurring as a result of an asset sale described above, we will issue each respective holder a warrant (a “Warrant”). A Warrant will represent the right to acquire our common stock, as further described in the Subscription and Exchange Agreement, for a term of five years and six months from the issuance of such Warrant, at an initial exercise price equal to the conversion price on the date of issuance of such Warrant, subject to certain adjustments. We determined that our obligation to issue a Warrant met the definition of a freestanding financial instrument that should be accounted for as a liability. We established an initial Warrant liability of $6,440,000, which was included in the consideration given to the Investors for purposes of determining the loss on extinguishment of the Series A-1 Convertible Preferred Stock as of January 31, 2024. The Warrant liability is classified in "Other Liabilities" on the Condensed Consolidated Balance Sheets and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs, until the Warrant is exercised or expires. Changes in the estimated fair value of the Warrant will be recognized in our Condensed Consolidated Statement of Operations as a non-cash expense or benefit. As of April 30, 2024, the Warrant liability was remeasured, resulting in a $6,439,000 reduction to its estimated fair value.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In accordance with ASC 480, "Distinguishing Liabilities from Equity," specifically ASC 480-10-S99-3A(2), SEC Staff Announcement: Classification and Measurement of Redeemable Securities, we classified the Series B Convertible Preferred Stock outside of permanent equity as temporary equity since the redemption of such shares is not solely within our control and we could be required by the holder to redeem the shares for cash or other assets, at their option. Upon the Series B Issuance, the initial redemption value (and estimated fair value) of the Series B Convertible Preferred Stock was $166,121,000, which was recorded at an initial carrying value of $161,848,000, net of initial issuance costs of $4,273,000. We have elected to adjust the carrying value of the Series B Convertible Preferred Stock to its current redemption value of $170,254,000, which includes $2,866,000 of cumulative dividends paid in kind and $1,267,000 of accumulated and unpaid dividends. During the nine months ended April 30, 2024, the adjustments charged against retained earnings to increase the carrying value of outstanding convertible preferred stock to their respective redemption values totaled $11,992,000, of which $8,482,000 related to the Series B Convertible Preferred Stock and $3,510,000 related to the Series A and A-1 Convertible Preferred Stock (while outstanding).

Subsequent Event
In connection with entering into the New Credit Facility discussed in Note (10) - "Credit Facility," on June 17, 2024, we and the Investors agreed to change certain terms of the Series B Convertible Preferred Stock. The changes altered the preferred holders’ existing consent rights and existing put rights alongside payments upon a change of control following specified asset sales, in each case consistent with the New Credit Facility. To effect these changes, we and the Investors entered into a Subscription and Exchange Agreement (the “Series B-1 Exchange”), pursuant to which the Investors: (i) exchanged, in a transaction exempt from registration under the Securities Act of 1933, all of the 166,121.22 shares of Series B Convertible Preferred Stock outstanding for 166,121.22 shares of our newly issued Series B-1 Convertible Preferred Stock, par value $0.10 per share, with an initial liquidation preference of $1,036.58 per share, and (ii) received 5,705.83 additional shares of Series B-1 Convertible Preferred Stock. Also, on June 17, 2024, we and the Investors entered into a Voting Agreement and Registration Rights Agreement and filed a Series B-1 Certificate of Designations with the Secretary of State of Delaware, complete copies of which are documented and filed with the SEC. Except for the changes described above, the powers, preferences and rights of the Series B-1 Convertible Preferred Stock are substantially the same as those of the Series B Convertible Preferred Stock, including, without limitation, that the shares of Series B-1 Convertible Preferred Stock are convertible into shares of common stock at a conversion price of $7.99 per share (the same as the current conversion price of the Series B Convertible Preferred Stock, and subject to the same adjustments). We did not receive any cash proceeds from the Series B-1 Exchange.

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

Common Stock Repurchase Program
On September 29, 2020, our Board of Directors authorized a new $100,000,000 stock repurchase program, which replaced our prior program. The new $100,000,000 stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases during the nine months ended April 30, 2024 or 2023.

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

There are certain other pending and threatened legal actions which arise in the normal course of business, in addition to a certain matter, which is in its preliminary stage, related to the termination of our former CEO for cause in March 2024. Although the ultimate outcome of these matters is difficult to accurately predict, we believe that the outcome of these other matters will not have a material adverse effect on our consolidated financial condition or results of operations.

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

In fiscal 2024, we recorded additional severance costs of $1,488,000 in selling, general and administrative expenses in our Condensed Consolidated Statements of Operations, of which a substantial portion was related to our Satellite and Space Communications segment. After net payments of $2,687,000, our severance liability as of April 30, 2024 was $353,000.

Index
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains, and oral statements made by our representatives from time to time may contain, forward-looking statements. Forward-looking statements can be identified by words such as: "anticipate," "believe," "continue," "could," "estimate," "expect," "future," "goal," "outlook," "intend," "likely," "may," "plan," "potential," "predict," "project," "seek," "should," "strategy," "target," "will," "would," and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding our future performance and financial condition, plans to address our ability to continue as a going concern, plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives of our management to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include, among other things: our ability to access capital and liquidity so that we are able to continue as a going concern; our ability to successfully implement changes in our executive leadership; the possibility that the expected synergies and benefits from acquisitions and/or restructuring activities will not be fully realized, or will not be realized within the anticipated time periods; the risk that acquired businesses will not be integrated successfully; the possibility of disruption from acquisitions or dispositions, making it more difficult to maintain business and operational relationships or retain key personnel; the risk that we will be unsuccessful in implementing our "One Comtech" transformation and integration of individual businesses into two segments; the risk that we will be unsuccessful in implementing a tactical shift in our Satellite and Space Communications segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche products and solutions with higher margins; the nature and timing of our receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements; changing customer demands and/or procurement strategies and our ability to scale opportunities and deliver solutions to current and prospective customers; changes in prevailing economic and political conditions, including as a result of Russia's military incursion into Ukraine, the Israel-Hamas war and attacks in the Red Sea region; changes in the price of oil in global markets; changes in prevailing interest rates and foreign currency exchange rates; risks associated with our legal proceedings, customer claims for indemnification, and other similar matters; risks associated with our obligations under our New Credit Facility; risks associated with our large contracts; risks associated with supply chain disruptions; and other factors described in this and our other filings with the Securities and Exchange Commission ("SEC").

OVERVIEW

We are a leading global provider of next-generation 911 emergency systems ("NG-911") and secure wireless and satellite communications technologies. This includes the critical communications infrastructure that people, businesses, and governments rely on when durable, trusted connectivity is required, no matter where they are – on land, at sea, or in the air – and no matter what the circumstances – from armed conflict to a natural disaster. Our solutions are designed to fulfill our customers’ needs for secure wireless communications in the most demanding environments, including those where traditional communications are unavailable or cost-prohibitive, and in mission-critical and other scenarios where performance is crucial. We anticipate future growth in our business due to a trend of increasing demand for global voice, video and data usage in recent years, upgraded ground stations and related services resulting from the large quantities of satellites being launched for new LEO and MEO constellations, digitization and virtualization of modems, the resurgence of troposcatter as a viable form of primary or backup communications, enhanced location positioning combined with data-rich geospatial intelligence, and the growth of 988 networks. We provide our solutions to both commercial and governmental customers within the converging satellite and space communications and terrestrial and wireless networking markets.

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

Impairment of Goodwill and Other Intangible Assets. As of April 30, 2024, total goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $333.1 million (of which $159.0 million relates to our Satellite and Space Communications segment and $174.1 million relates to our Terrestrial and Wireless Networks segment). Additionally, as of April 30, 2024, net intangibles recorded on our Condensed Consolidated Balance Sheet aggregated $210.0 million (of which $60.0 million relates to our Satellite and Space Communications segment and $150.0 million relates to our Terrestrial and Wireless Networks segment). For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, our Satellite and Space Communications and Terrestrial and Wireless Networks segments each constitute a reporting unit and we must make various assumptions in determining their estimated fair values. See "Notes to Condensed Consolidated Financial Statements - Note (15) - Goodwill and Note (16) - Intangible Assets" for further information.

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

Fiscal 2024: Third Quarter Highlights and Business Outlook

Financial highlights for the third quarter of fiscal 2024 include:

•Consolidated net sales were $128.1 million, compared to $134.2 million in the second quarter of fiscal 2024 and $136.3 million in the third quarter of fiscal 2023;

•Gross margin was 30.4%, compared to 32.2% in our second quarter of fiscal 2024 and 31.7% in our third quarter of fiscal 2023;

•GAAP operating loss of $3.5 million, compared to GAAP operating income of $3.0 million in our second quarter of fiscal 2024 and a GAAP operating loss of $5.3 million in the third quarter of fiscal 2023;

•GAAP net loss attributable to common stockholders was $1.0 million, and included $2.8 million of restructuring costs, $2.5 million of CEO transition costs, $0.9 million of strategic emerging technology costs for next-generation satellite technology and a $0.2 million reduction to the estimated gain on sale of the PST Divestiture;

•GAAP EPS net loss of $0.04 and Non-GAAP EPS net income of $0.20;

•Adjusted EBITDA (a Non-GAAP financial measure discussed below) of $11.9 million, or 9.3% of consolidated net sales, compared to $15.1 million, or 11.3% of consolidated net sales for the second quarter of fiscal 2024 and $12.5 million, or 9.2% of consolidated net sales for the third quarter of fiscal 2023;

•New bookings (also referred to as orders) of $101.7 million, representing a quarterly book-to-bill ratio of 0.79x (a measure defined as bookings divided by net sales);

•Backlog of $653.4 million as of April 30, 2024, compared to $662.2 million as of July 31, 2023 and $668.4 million as of April 30, 2023;

•Revenue visibility of approximately $1.5 billion, an increase from the $1.1 billion as of July 31, 2023. We measure this revenue visibility as the sum of our $653.4 million of funded backlog, plus the total unfunded value of certain multi-year contracts that we have received and from which we expect future orders (backlog and revenue visibility as of April 30, 2024 do not yet reflect our receipt, subsequent to quarter end, of a large, multi-year award of a Next Generation 911 (“NG-911”) contract from the Commonwealth of Massachusetts, as discussed further below);

•Cash flows used in operating activities were $3.8 million.

Non-GAAP financial measures discussed above are reconciled to the most directly comparable GAAP financial measures in the table included in the below section “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended April 30, 2024 and 2023” and “Comparison of the Results of Operations for the Nine Months Ended April 30, 2024 and 2023.”

Index
Debt Refinancing Complete
On June 17, 2024, we entered into a $222.0 million credit facility with a new syndicate of lenders (the “New Credit Facility”), which replaces our Prior Credit Facility and which is expected to be funded on or around June 18, 2024. The New Credit Facility matures on July 31, 2028, consists of a committed $162.0 million term loan facility (“Term Loan”) and $60.0 million revolver loan facility (“Revolver”) and is expected to have outstanding borrowings at close of $187.0 million, reflecting $25.0 million drawn on the Revolver. As of the issuance date, our available sources of liquidity approximate $63.0 million, consisting of qualified cash and cash equivalents of approximately $28.0 million and $35.0 million of excess availability under the Revolver, both as defined in the New Credit Facility. Entering into the New Credit Facility was a key milestone for our company. We are very pleased to have successfully resolved this significant overhang over our business and expect the New Credit Facility to contribute significantly to enhancing our liquidity and business prospects.

Other Recent Key Developments
In the third quarter of fiscal 2024, our Satellite and Space Communications segment was awarded over $13.5 million of funded orders from the U.S. Army for VSAT equipment and related services, over $6.0 million of funding from the U.S. Army for cyber training related solutions and over $5.5 million in operational support and maintenance orders from the Japan Aerospace Exploration Agency. During the third quarter, this segment also was awarded over $5.0 million of funding from a Canadian customer to upgrade a previously deployed troposcatter system, as well as an order from an international military, who is evaluating our COMETTM troposcatter solutions. We believe that this new international customer, along with two other new international customers that placed orders in our second quarter of fiscal 2024 to evaluate our next generation Modular Transportable Transmission System ("MTTS"), could lead to larger scale troposcatter opportunities in the future.

In the third quarter of fiscal 2024, our Terrestrial and Wireless Networks segment extended critical NG-911 services for a large county in a Midwestern state; such multi-year extension is valued at over $10.0 million. We also extended our short messaging service ("SMS") software engineering services to a large international mobile network operator; such extension is valued at over $7.0 million. During the third quarter, we were awarded a multi-year NG-911 call handling services contract, aggregating over $4.0 million, for PSAPs located in Canada. Additionally, subsequent to quarter end, we entered into a contract with the Commonwealth of Massachusetts for continued operation and maintenance of the state’s NG-911 system. The new contract has an initial five-year term from August 1, 2024 through July 31, 2029, and includes one option to renew for a five-year period through July 31, 2034. Including the option period, the total contract value could potentially exceed $250.0 million. We believe Comtech's position as a trusted leader in 911 and public safety applications positions us increasingly well when it comes to delivering similarly sophisticated solutions for 988 emergencies.

One Comtech and People Strategy
In March 2024, we announced the hiring of Jeff Robertson, a telecommunications and public safety leader, as the new President of our Terrestrial and Wireless Networks segment. Among the many leadership roles throughout his career, Mr. Robertson most recently served as the President and CEO of Intrado Life Safety, where under his leadership it saw enhancements to its operating structure, the implementation of critical digital transformation initiatives, and the migration of legacy products to next-generation cloud-based infrastructures, which culminated with the sale of the business in 2023. Mr. Robertson's deep industry expertise and leadership experience aligns well with our Terrestrial and Wireless Networks segment vision and overall continued One Comtech transformation. Also, as it relates to the Terrestrial and Wireless Networks segment, we hired Tom Guthrie as Chief Operating Officer and General Manager for our location-based technologies business and John Whitehead as General Manager for our safety and securities business. Both Mr. Guthrie and Mr. Whitehead are seasoned veterans and bring a wealth of leadership and experience within the Terrestrial and Wireless Networks end markets.

Also, in April 2024, we hired Roly Rigual as our Vice President of Sales and Business Development. Mr. Rigual, who most recently served as the Vice President of Sales Engineering and Strategy at iDirect Government, brings over two decades of telecommunications industry leadership experience and a proven track record of driving sales engineering and strategic solutions. Having held leadership roles at top-tier telecommunications companies, Mr. Rigual's deep understanding of satellite and space markets, as well as terrestrial and wireless markets, aligns well with and will be instrumental to our strategic business priorities across a variety of global markets.

Index
Business Outlook
As we enter the fourth quarter of fiscal 2024, business conditions continue to be challenging, and the operating environment is largely unpredictable, due to factors including but not limited to: the timing of when we entered into the New Credit Facility, rising interest rates, inflation, continuing resolutions associated with the U.S. Federal budget, repercussions of military conflicts in Russia and Ukraine and the Middle East, and a potential global recession. Order and production delays, disruptions in component availability, increased pricing both for labor and parts, lower levels of factory utilization and higher logistics and operational costs resulting from such conditions have or could impact our business. In light of these business conditions and resulting challenges, while we are pleased to have successfully closed on our refinancing of the Prior Credit Facility, we anticipate variability from time to time as we move through our One Comtech transformational change and are targeting, subject to the risks highlighted in this Form 10-Q and other filings with the SEC, net sales and Adjusted EBITDA for our fourth quarter of fiscal 2024 to be similar to our third quarter of fiscal 2024.

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

Additional information related to our Business Outlook for Fiscal 2024 and a definition and explanation of Adjusted EBITDA is included in the below section “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended April 30, 2024 and 2023” and “Comparison of the Results of Operations for the Nine Months Ended April 30, 2024 and 2023.”

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2024 AND 2023

Net Sales. Consolidated net sales were $128.1 million and $136.3 million for the three months ended April 30, 2024 and 2023, respectively, representing a decrease of $8.2 million, or 6.0%. The period-over-period decrease reflects lower net sales in our Satellite and Space Communications segment offset, in part, by an increase in net sales in our Terrestrial and Wireless Networks segment, as further discussed below.

Satellite and Space Communications segment net sales during our third quarter of fiscal 2024 continued to reflect challenging business conditions stemming principally from our efforts to refinance our Prior Credit Facility, which temporarily slowed down our receipt of components from suppliers and our ability to deliver finished products during the quarter. While we have made significant progress toward resolving such conditions by entering into our New Credit Facility on June 17, 2024, net sales related to certain orders in our backlog shifted to future periods. Also, net sales in our Satellite and Space Communications segment reflect the PST Divestiture on November 7, 2023.

Satellite and Space Communications
Net sales in our Satellite and Space Communications segment were $71.4 million for the three months ended April 30, 2024 as compared to $82.2 million for the three months ended April 30, 2023, a decrease of $10.8 million. Related segment net sales for the three months ended April 30, 2024 primarily reflect higher net sales of our troposcatter solutions to U.S. government end customers (including progress toward delivering next-generation troposcatter terminals to both the U.S. Marine Corps and U.S. Army), more than offset by lower net sales of high power solid state amplifiers related to the PST Divestiture on November 7, 2023, COMETTM troposcatter terminals to an international customer and VSAT SATCOM equipment for the U.S. Army. Our Satellite and Space Communications segment represented 55.8% of consolidated net sales for the three months ended April 30, 2024 as compared to 60.3% for the three months ended April 30, 2023. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the three months ended April 30, 2024 was 0.85x.

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

Index
Terrestrial and Wireless Networks
Net sales in our Terrestrial and Wireless Networks segment were $56.6 million for the three months ended April 30, 2024, as compared to $54.1 million for the three months ended April 30, 2023, an increase of $2.5 million, or 4.6%. Related segment net sales for the three months ended April 30, 2024 primarily reflect higher net sales of our NG-911 and call handling services, offset in part by lower net sales of our location-based solutions. Our Terrestrial and Wireless Networks segment represented 44.2% of consolidated net sales for the three months ended April 30, 2024 as compared to 39.7% for the three months ended April 30, 2023. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the three months ended April 30, 2024 was 0.72x.

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

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the three months ended April 30, 2024 and 2023 are as follows:

	Three months ended April 30,
	2024	2023	2024	2023	2024	2023
	Satellite and Space Communications		Terrestrial and Wireless Networks		Consolidated
U.S. government	60.9%	47.1%	1.0%	1.6%	34.4%	29.1%
Domestic	16.2%	14.8%	88.3%	87.9%	48.1%	43.8%
Total U.S.	77.1%	61.9%	89.3%	89.5%	82.5%	72.9%

International	22.9%	38.1%	10.7%	10.5%	17.5%	27.1%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. For the three months ended April 30, 2024 and 2023, except for the U.S. government, there were no customers that represented 10% or more of consolidated net sales.

International sales for the three months ended April 30, 2024 and 2023 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $22.4 million and $37.0 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented 10% or more of consolidated net sales for the three months ended April 30, 2024 and 2023.

Gross Profit. Gross profit was $39.0 million and $43.1 million for the three months ended April 30, 2024 and 2023, respectively. Gross profit, as a percentage of consolidated net sales, for the three months ended April 30, 2024 was 30.4% as compared to 31.7% for the three months ended April 30, 2023. Our gross profit (both in dollars and as a percentage of consolidated net sales) reflects lower net sales and overall product mix changes (including the impact of the PST Divestiture), as discussed above. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Satellite and Space Communications segment's gross profit, as a percentage of related segment net sales, for the three months ended April 30, 2024 increased in comparison to the three months ended April 30, 2023. The gross profit percentage in the more recent period reflects changes in products and services mix, as discussed above.

Our Terrestrial and Wireless Networks segment's gross profit, as a percentage of related segment net sales, for the three months ended April 30, 2024 decreased in comparison to the three months ended April 30, 2023. The gross profit percentage in the more recent period reflects changes in products and services mix, as discussed above.

Included in consolidated cost of sales for the three months ended April 30, 2024 and 2023 are provisions for excess and obsolete inventory of $0.8 million and $1.5 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends.

Index

Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $28.7 million and $31.4 million for the three months ended April 30, 2024 and 2023, respectively. As a percentage of consolidated net sales, selling, general and administrative expenses were 22.4% and 23.0% for the three months ended April 30, 2024 and 2023, respectively.

During the three months ended April 30, 2024 and 2023, we incurred $2.8 million and $4.1 million, respectively, of restructuring costs primarily to streamline our operations and improve efficiency (including severance and costs related to the relocation of certain of our satellite ground station production facilities to our 146,000 square foot facility in Chandler, Arizona). Excluding restructuring costs, selling, general and administrative expenses for the three months ended April 30, 2024 and 2023 would have decreased from $27.3 million to $25.9 million, respectively. As a percentage of consolidated net sales, selling, general and administrative expenses would have approximated 20.0% in both periods. The decrease, in dollars, reflects lower amortization of stock-based compensation, as discussed below.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $0.3 million in the three months ended April 30, 2024 as compared to $3.9 million in the three months ended April 30, 2023. The more recent period reflects forfeitures of stock-based awards related to our former CEO. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Research and Development Expenses. Research and development expenses were $5.7 million and $11.7 million for the three months ended April 30, 2024 and 2023, respectively. As a percentage of consolidated net sales, research and development expenses were 4.5% and 8.6% for the three months ended April 30, 2024 and 2023, respectively.

For the three months ended April 30, 2024 and 2023, research and development expenses of $3.0 million and $5.3 million, respectively, related to our Satellite and Space Communications segment, and $2.7 million and $6.3 million, respectively, related to our Terrestrial and Wireless Networks segment. The remaining research and development expenses in each period related to the amortization of stock-based compensation expense and were nominal. Lower research and development expenses reflect our One Comtech initiative and prioritization of resources across various programs.

During the three months ended April 30, 2024 and 2023, we incurred $0.9 million and $1.0 million, respectively, of strategic emerging technology costs in our Satellite and Space Communications segment for next-generation satellite technology to advance our solutions offerings to be used with new broadband satellite constellations. We are evaluating this new market in relation to our long-term business strategies, and we may incur additional costs in the future.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended April 30, 2024 and 2023, customers reimbursed us $5.7 million and $4.5 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives for both the three months ended April 30, 2024 and 2023 was $5.3 million (of which $1.7 million was for the Satellite and Space Communications segment and $3.6 million was for the Terrestrial and Wireless Networks segment).

Gain on Business Divestiture, Net. On November 7, 2023, we completed the PST Divestiture and recorded an estimated gain of $2.2 million in our Unallocated segment. Such estimated gain included a $1.0 million receivable for an amount held in escrow relating to the closing date net working capital. During our third quarter of fiscal 2024, the closing date net working capital was finalized, and we received $0.8 million of the $1.0 million held in escrow. As a result, we recognized a $0.2 million reduction to the estimated gain, resulting in a revised estimated gain on business divestiture, net of $2.0 million for the nine months ended April 30, 2024. There was no similar activity in the corresponding period of the prior year.

Index

CEO Transition Costs. CEO transition costs were $2.5 million for the three months ended April 30, 2024 and principally consisted of Unallocated legal expenses related to the termination of our former CEO, Mr. Peterman, for cause, due to conduct unrelated to our business strategy, financial results or previously filed financial statements. There were no similar costs incurred in the three months ended April 30, 2023.

Operating Income (Loss). Operating loss for the three months ended April 30, 2024 and 2023 was $3.5 million and $5.3 million, respectively. Operating income (loss) by reportable segment is shown in the table below:

	Three months ended April 30,
	2024	2023	2024	2023	2024	2023	2024	2023
($ in millions)	Satellite and Space Communications		Terrestrial and Wireless Networks		Unallocated		Consolidated
Operating income (loss)	$2.8	0.1	5.7	3.1	(12.0)	(8.5)	$(3.5)	(5.3)
Percentage of related net sales	3.9%	0.1%	10.1%	5.8%	NA	NA	NA	NA

Our GAAP operating loss of $3.5 million for the three months ended April 30, 2024 reflects: (i) $5.3 million of amortization of intangibles; (ii) $2.8 million of restructuring costs (of which $0.6 million and $2.2 million related to our Satellite and Space Communications and Unallocated segments, respectively); (iii) $2.5 million of CEO transition costs; (iv) $0.4 million of amortization of stock-based compensation; (v) $0.9 million of strategic emerging technology costs; (vi) $0.2 million of amortization of cost to fulfill assets; and (vii) a $0.2 million reduction to the estimated gain related to the PST Divestiture, as discussed above. Excluding such items, our consolidated operating income for the three months ended April 30, 2024 would have been $8.8 million. Our GAAP operating loss of $5.3 million for the three months ended April 30, 2023 reflects: (i) $5.3 million of amortization of intangibles; (ii) $4.1 million of restructuring costs (of which $2.2 million, $0.5 million and $1.4 million related to our Satellite and Space Communications, Terrestrial and Wireless Networks and Unallocated segments, respectively); (iii) $4.1 million of amortization of stock-based compensation; (iv) $1.0 million of strategic emerging technology costs; and (v) $0.2 million of amortization of cost to fulfill assets, as discussed above. Excluding such items, our consolidated operating income for the three months ended April 30, 2023 would have been $9.6 million. The decrease in operating income, excluding the above items, from $9.6 million to $8.8 million for the most recent period primarily reflects lower research and development expenses in both of our reportable operating segments, more than offset by lower consolidated net sales and lower consolidated gross profit (both in dollars and as a percentage of consolidated net sales) and higher Unallocated selling, general and administrative expenses due to our One Comtech and People Strategy initiatives, as discussed above. Operating income (loss) by reportable segment is further discussed below.

The increase in our Satellite and Space Communications segment operating income, both in dollars and as a percentage of the related segment net sales, for the three months ended April 30, 2024 reflects lower research and development and selling, general and administrative expenses, offset in part by lower related segment net sales and gross profit, as discussed above.

The increase in our Terrestrial and Wireless Networks segment operating income, both in dollars and as a percentage of the related segment net sales, for the three months ended April 30, 2024 reflects lower research and development and selling, general and administrative expenses, offset in part by a lower gross profit percentage on related segment net sales, as discussed above.

Excluding the impact of CEO transition costs, its respective portion of restructuring charges in each period and the reduction to the estimated gain related to the PST Divestiture, Unallocated expenses for both the three months ended April 30, 2024 and 2023 would have been $7.1 million.

Interest Expense and Other. Interest expense was $5.1 million and $4.4 million for the three months ended April 30, 2024 and 2023, respectively. The increase is primarily due to a general rise in interest rates as compared to the prior year period, partially offset by a lower average debt balance outstanding under our Prior Credit Facility during the more recent period. Our effective interest rate (including amortization of deferred financing costs) in the three months ended April 30, 2024 was approximately 12.3%, as compared to 10.1% in the prior year period. Our cash borrowing rate (which excludes the amortization of deferred financing costs) under our Prior Credit Facility approximated 9.4%, as compared to 8.9% in the prior year period.

Interest (Income) and Other. Interest (income) and other for both the three months ended April 30, 2024 and 2023 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Index
Change in Fair Value of Warrants. During the three months ended April 30, 2024, we recorded a $6.4 million non-cash benefit from the remeasurement of warrants. See "Notes to Condensed Consolidated Financial Statements - Note (17) - Convertible Preferred Stock" for more information.

Benefit from Income Taxes. For the three months ended April 30, 2024 and 2023, we recorded a tax benefit of $5.4 million and $2.9 million, respectively. Our effective tax rate (excluding discrete tax items) for the three months ended April 30, 2024 and 2023 was 2.0% and 14.25%, respectively. The change in rate from 14.25% to 2.0% is primarily due to changes in expected product and geographic mix.

For purposes of determining our 2.0% estimated annual effective tax rate for fiscal 2024, the estimated gain, net on the PST Divestiture, CEO transition costs and change in fair value of warrants are considered significant, unusual or infrequently occurring discrete tax items and are excluded from the computation of our effective tax rate. For purposes of determining our 14.25% estimated annual effective tax rate for fiscal 2023, CEO transition costs are considered significant, unusual or infrequently occurring discrete tax items and are excluded from the computation of our effective tax rate.

During the three months ended April 30, 2024, we recorded a net discrete tax benefit of $0.8 million primarily related to the reversal of tax contingencies no longer required due to the expiration of applicable statute of limitations and the deductible portion of CEO transition costs. During the three months ended April 30, 2023, we recorded a net discrete tax benefit of $1.2 million, primarily related to the reversal of tax contingencies no longer required due to the expiration of applicable statute of limitations, offset in part by the finalization of certain tax accounts in connection with our fiscal 2022 federal income tax return.

Our U.S. federal income tax returns for fiscal 2021 through 2023 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2019 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Loss Attributable to Common Stockholders. During the three months ended April 30, 2024 and 2023, consolidated net loss attributable to common stockholders was $1.0 million and $9.2 million, respectively. The more recent period included a $6.4 million benefit from the change in fair value of warrants related to convertible preferred shares, as discussed above. There was no similar benefit in the three months ended April 30, 2023.

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the three months ended April 30, 2024 and 2023 are shown in the table below with a reconciliation to net income (loss) (numbers in the table may not foot due to rounding):

	Three months ended April 30,
	2024	2023	2024	2023	2024	2023	2024	2023
($ in millions)	Satellite and Space Communications		Terrestrial and Wireless Networks		Unallocated		Consolidated
Net income (loss)	$1.8	0.7	5.3	2.9	(4.3)	(11.0)	$2.8	(7.5)
(Benefit from) provision for income taxes	—	(1.2)	0.3	0.1	(5.7)	(1.8)	(5.4)	(2.9)
Interest (income) and other	0.1	0.6	0.2	0.2	0.1	—	0.4	0.7
Interest expense	0.9	—	—	—	4.3	4.4	5.1	4.4
Change in fair value of warrants	—	—	—	—	(6.4)	—	(6.4)	—
Amortization of stock-based compensation	—	—	—	—	0.4	4.1	0.4	4.1
Amortization of intangibles	1.7	1.8	3.6	3.5	—	—	5.3	5.3
Depreciation	1.0	1.0	2.0	1.9	0.1	—	3.1	3.0
Amortization of cost to fulfill assets	0.2	0.2	—	—	—	—	0.2	0.2
Restructuring costs	0.6	2.2	—	0.5	2.2	1.4	2.8	4.1
Strategic emerging technology costs	0.9	1.0	—	—	—	—	0.9	1.0
CEO transition costs	—	—	—	—	2.5	—	2.5	—
Loss on business divestiture, net	—	—	—	—	0.2	—	0.2	—
Adjusted EBITDA	$7.2	6.4	11.3	9.2	(6.6)	(3.0)	$11.9	12.5
Percentage of related net sales	10.1%	7.7%	20.0%	16.9%	NA	NA	9.3%	9.2%

Index
The decrease in consolidated Adjusted EBITDA, in dollars, for the three months ended April 30, 2024 as compared to the three months ended April 30, 2023 primarily reflects lower research and development expenses in both of our reportable operating segments, more than offset by lower consolidated net sales and lower consolidated gross profit (both in dollars and as a percentage of consolidated net sales) and higher Unallocated selling, general and administrative expenses due to our One Comtech and People Strategy initiatives, as discussed above.

The increase in our Satellite and Space Communications segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, is primarily due to lower research and development and selling, general and administrative expenses, offset in part by lower related segment net sales and gross profit, as discussed above.

The increase in our Terrestrial and Wireless Networks segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, is primarily due to lower research and development and selling, general and administrative expenses, offset in part by a lower gross profit percentage on related segment net sales, as discussed above.

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

Our Adjusted EBITDA is a Non-GAAP measure that represents earnings (loss) before interest, income taxes, depreciation expense, amortization of intangibles, amortization of stock-based compensation, amortization of cost to fulfill assets, restructuring costs, strategic emerging technology costs (for next-generation satellite technology), change in fair value of convertible preferred stock purchase option liability, change in fair value of warrants, write-off of deferred financing costs, acquisition plan expenses, COVID-19 related costs, facility exit costs, CEO transition costs, proxy solicitation costs and strategic alternatives analysis expenses and other. Although closely aligned, our definition of Adjusted EBITDA is different than the Consolidated EBITDA (as such term was defined in our Prior Credit Facility and New Credit Facility) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is also a measure frequently requested by our investors and analysts. We believe that investors and analysts may use Adjusted EBITDA, along with other information contained in our SEC filings, including GAAP measures, in assessing our performance and comparability of our results with other companies. Our Non-GAAP measures reflect the GAAP measures as reported, adjusted for certain items as described herein and also excludes the effects of our outstanding convertible preferred stock.

Index
These Non-GAAP financial measures have limitations as an analytical tool as they exclude the financial impact of transactions necessary to conduct our business, such as the granting of equity compensation awards, and are not intended to be an alternative to financial measures prepared in accordance with GAAP. These measures are adjusted as described in the reconciliation of GAAP to Non-GAAP measures in the tables presented herein, but these adjustments should not be construed as an inference that all of these adjustments or costs are unusual, infrequent or non-recurring. Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures determined in accordance with GAAP. Investors are advised to carefully review the GAAP financial results that are disclosed in our SEC filings. We have not quantitatively reconciled our fourth quarter fiscal 2024 Adjusted EBITDA outlook to the most directly comparable GAAP measure because items such as stock-based compensation, adjustments to the provision for income taxes, amortization of intangibles and interest expense, which are specific items that impact these measures, have not yet occurred, are out of our control, or cannot be predicted. For example, quantification of stock-based compensation expense requires inputs such as the number of shares granted and market price that are not currently ascertainable. Accordingly, reconciliations to the Non-GAAP forward looking metrics are not available without unreasonable effort and such unavailable reconciling items could significantly impact our financial results.

Reconciliations of our GAAP consolidated operating loss, net loss attributable to common stockholders and net loss per diluted common share for the three months ended April 30, 2024 and 2023 to the corresponding Non-GAAP measures are shown in the tables below (numbers and per share amounts in the tables may not foot due to rounding). Non-GAAP net income attributable to common stockholders and non-GAAP net income per diluted common share reflect Non-GAAP provisions for income taxes based on year-to-date results, as adjusted for the Non-GAAP reconciling items included in the tables below. We evaluate our Non-GAAP effective income tax rate on an ongoing basis, and it can change from time to time. Our Non-GAAP effective income tax rate can differ materially from our GAAP effective income tax rate. In addition, due to the GAAP net loss for the period, Non-GAAP net income per diluted common share for the three months ended April 30, 2024 and 2023 was computed using weighted average diluted shares outstanding of 28,936,000 and 28,498,000, respectively, during the period.

	Three months ended April 30, 2024
($ in millions, except for per share amount)	Operating (Loss) Income	Net (Loss) Income Attributable to Common Stockholders	Net (Loss) Income per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(3.5)	$(1.0)	$(0.04)
Adjustments to reflect redemption value of convertible preferred stock	—	3.8	0.13
Change in fair value of warrants	—	(6.4)	(0.22)
Amortization of intangibles	5.3	4.1	0.14
Restructuring costs	2.8	2.1	0.07
CEO transition costs	2.5	1.9	0.07
Amortization of stock-based compensation	0.4	0.3	0.01
Strategic emerging technology costs	0.9	0.7	0.02
Amortization of costs to fulfill assets	0.2	0.2	0.01
Loss on business divestiture, net	0.2	0.2	0.01
Net discrete tax benefit	—	(0.2)	(0.01)
Non-GAAP measures	$8.8	$5.7	$0.20

Index

	Three months ended April 30, 2023
($ in millions, except for per share amount)	Operating (Loss) Income	Net (Loss) Income Attributable to Common Stockholders	Net (Loss) Income per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(5.3)	$(9.2)	$(0.33)
Adjustments to reflect redemption value of convertible preferred stock	—	1.8	0.06
Amortization of intangibles	5.3	4.1	0.15
Restructuring costs	4.1	3.2	0.11
Amortization of stock-based compensation	4.1	3.2	0.11
Strategic emerging technology costs	1.0	0.9	0.03
Amortization of costs to fulfill assets	0.2	0.2	0.01
Net discrete tax benefit	—	(1.2)	(0.04)
Non-GAAP measures	$9.6	$3.0	$0.11

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2024 AND 2023

Net Sales. Consolidated net sales were $414.2 million and $401.2 million for the nine months ended April 30, 2024 and 2023, respectively, representing an increase of $13.0 million, or 3.2%. The period-over-period increase reflects higher net sales in both our Satellite and Space Communications segment and Terrestrial and Wireless Networks segment, as further discussed below.

Although higher than last year, net sales during the nine months ended April 30, 2024, primarily in our Satellite and Space Communications segment, reflect delays in the timing of our receipt of and performance on orders, principally a result of the challenging business conditions giving rise to our going concern disclosures in early December 2023, which we believe temporarily slowed down our receipt of orders from customers, as well as components from suppliers. While we have made significant progress toward resolving such conditions by entering into our New Credit Facility on June 17, 2024, net sales related to certain orders in our backlog shifted to future periods. Also, net sales in our Satellite and Space Communications segment reflect the PST Divestiture on November 7, 2023.

Satellite and Space Communications
Net sales in our Satellite and Space Communications segment were $252.4 million for the nine months ended April 30, 2024 as compared to $243.5 million for the nine months ended April 30, 2023, an increase of $8.9 million or 3.7%. Related segment net sales for the nine months ended April 30, 2024 primarily reflect significantly higher net sales of our troposcatter and SATCOM solutions to U.S. government customers (including progress toward delivering next-generation troposcatter terminals to the U.S. Marine Corps and U.S. Army), offset by lower net sales of satellite ground station solutions (including X/Y steerable antennas), high power solid state amplifiers related to the PST Divestiture on November 7, 2023 and COMETTM troposcatter terminals to an international customer. Our Satellite and Space Communications segment represented 60.9% of consolidated net sales for the nine months ended April 30, 2024 as compared to 60.7% for the nine months ended April 30, 2023. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the nine months ended April 30, 2024 was 1.05x.

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

Terrestrial and Wireless Networks
Net sales in our Terrestrial and Wireless Networks segment were $161.8 million for the nine months ended April 30, 2024, as compared to $157.7 million for the nine months ended April 30, 2023, an increase of $4.1 million, or 2.6%. Related segment net sales for the nine months ended April 30, 2024 primarily reflect higher net sales of our NG-911 and call handling services, offset in part by lower net sales of our location based solutions. Our Terrestrial and Wireless Networks segment represented 39.1% of consolidated net sales for the nine months ended April 30, 2024 as compared to 39.3% for the nine months ended April 30, 2023. Our book-to-bill ratio in this segment for the nine months ended April 30, 2024 was 1.01x.

Index
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

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the nine months ended April 30, 2024 and 2023 are as follows:

	Nine months ended April 30,
	2024	2023	2024	2023	2024	2023
	Satellite and Space Communications		Terrestrial and Wireless Networks		Consolidated
U.S. government	54.8%	48.7%	1.1%	1.8%	33.8%	30.3%
Domestic	14.4%	17.2%	89.0%	89.8%	43.5%	45.7%
Total U.S.	69.2%	65.9%	90.1%	91.6%	77.3%	76.0%

International	30.8%	34.1%	9.9%	8.4%	22.7%	24.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the DoD, intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. For the nine months ended April 30, 2024, except for the U.S. government, there were no customers that represented 10% or more of consolidated net sales. For the nine months ended April 30, 2023, included in domestic sales are sales to Verizon Communications Inc. ("Verizon"), which accounted for 11.2% of consolidated net sales.

International sales for the nine months ended April 30, 2024 and 2023 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $93.9 million and $96.2 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented 10% or more of consolidated net sales for the nine months ended April 30, 2024 and 2023.

Gross Profit. Gross profit was $130.0 million and $135.9 million for the nine months ended April 30, 2024 and 2023, respectively, a decrease of $5.9 million. Gross profit, as a percentage of consolidated net sales, for the nine months ended April 30, 2024 was 31.4% as compared to 33.9% for the nine months ended April 30, 2023. Our gross profit (both in dollars and as a percentage of consolidated net sales) reflects overall product mix changes (including the impact of the PST Divestiture), as discussed above. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Satellite and Space Communications segment's gross profit, both in dollars and as a percentage of related segment net sales, for the nine months ended April 30, 2024 decreased in comparison to the nine months ended April 30, 2023. The gross profit percentage in the more recent period reflects changes in products and services mix, as discussed above.

Our Terrestrial and Wireless Networks segment's gross profit, both in dollars and as a percentage of related segment net sales, for the nine months ended April 30, 2024 decreased in comparison to the nine months ended April 30, 2023. The gross profit percentage in the more recent period reflects changes in products and services mix, as discussed above.

Included in consolidated cost of sales for the nine months ended April 30, 2024 and 2023 are provisions for excess and obsolete inventory of $2.2 million and $2.8 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends.

Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $91.7 million and $89.6 million for the nine months ended April 30, 2024 and 2023, respectively. As a percentage of consolidated net sales, selling, general and administrative expenses were 22.1% and 22.3% for the nine months ended April 30, 2024 and 2023, respectively.

Index
During the nine months ended April 30, 2024 and 2023, we incurred $9.2 million and $7.0 million of restructuring costs, respectively, primarily to streamline our operations and improve efficiency (including severance and costs related to the relocation of certain of our satellite ground station production facilities to our 146,000 square foot facility in Chandler, Arizona), as well as to complete the PST Divestiture. Excluding restructuring costs, selling, general and administrative expenses for the nine months ended April 30, 2024 and 2023 would have been comparable at $82.5 million or 19.9% and $82.6 million or 20.6%, respectively, of consolidated net sales.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $4.5 million in the nine months ended April 30, 2024 as compared to $5.6 million in the nine months ended April 30, 2023. The more recent period reflects forfeitures of stock-based awards related to our former CEO. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Research and Development Expenses. Research and development expenses were $20.4 million and $36.9 million for the nine months ended April 30, 2024 and 2023, respectively, representing a decrease of $16.5 million or 44.7%. As a percentage of consolidated net sales, research and development expenses were 4.9% and 9.2% for the nine months ended April 30, 2024 and 2023, respectively.

For the nine months ended April 30, 2024 and 2023, research and development expenses of $12.0 million and $17.3 million, respectively, related to our Satellite and Space Communications segment and $8.1 million and $19.3 million, respectively, related to our Terrestrial and Wireless Networks segment. The remaining research and development expenses of $0.3 million in the nine months ended April 30, 2024 and 2023, respectively, related to the amortization of stock-based compensation expense. Lower research and development expenses reflect our One Comtech initiative and prioritization of resources across various programs.

During the nine months ended April 30, 2024 and 2023, we incurred $3.2 million and $2.5 million, respectively, of strategic emerging technology costs in our Satellite and Space Communications segment for next-generation satellite technology to advance our solutions offerings to be used with new broadband satellite constellations. We are evaluating this new market in relation to our long-term business strategies, and we may incur additional costs in the future.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the nine months ended April 30, 2024 and 2023, customers reimbursed us $12.2 million and $10.1 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives for the nine months ended April 30, 2024 and 2023 was $15.9 million (of which $5.0 million was for the Satellite and Space Communications segment and $10.9 million was for the Terrestrial and Wireless Networks segment) and $16.0 million (of which $5.5 million was for the Satellite and Space Communications segment and $10.5 million was for the Terrestrial and Wireless Networks segment), respectively.

Gain on Business Divestiture, Net. On November 7, 2023, we completed the PST Divestiture and recorded an estimated gain of $2.2 million in our Unallocated segment. Such estimated gain included a $1.0 million receivable for an amount held in escrow relating to the closing date net working capital. During our third quarter of fiscal 2024, the closing date net working capital was finalized, and we received $0.8 million of the $1.0 million held in escrow. As a result, we recognized a $0.2 million reduction to the estimated gain, resulting in a revised estimated gain on business divestiture, net of $2.0 million for the nine months ended April 30, 2024. There was no similar activity in the corresponding period of the prior year.

CEO Transition Costs. CEO transition costs were $2.5 million for the nine months ended April 30, 2024 and principally consisted of Unallocated legal expenses related to the termination of our former CEO, Mr. Peterman, for cause, due to conduct unrelated to our business strategy, financial results or previously filed financial statements. CEO transition costs were $9.1 million for the nine months ended April 30, 2023 and principally consisted of Unallocated compensation related expenses pertaining to our former CEO, Mr. Porcelain, pursuant to his separation agreement with the Company.

Index
Operating Income (Loss). Operating income (loss) for the nine months ended April 30, 2024 and 2023 was $1.6 million and $(15.8) million, respectively. Operating income (loss) by reportable segment is shown in the table below:

	Nine months ended April 30,
	2024	2023	2024	2023	2024	2023	2024	2023
($ in millions)	Satellite and Space Communications		Terrestrial and Wireless Networks		Unallocated		Consolidated
Operating income (loss)	$14.8	8.4	17.9	7.2	(31.1)	(31.4)	$1.6	(15.8)
Percentage of related net sales	5.8%	3.4%	11.1%	4.6%	NA	NA	0.4%	NA

Our GAAP operating income of $1.6 million for the nine months ended April 30, 2024 reflects: (i) $15.9 million of amortization of intangibles; (ii) $9.2 million of restructuring costs (of which $2.8 million and $6.4 million related to our Satellite and Space Communications and Unallocated segments, respectively); (iii) $5.2 million of amortization of stock-based compensation; (iv) $3.2 million of strategic emerging technology costs; (v) a $2.0 million estimated gain, net on the PST Divestiture reported in our Unallocated segment; (vi) $2.5 million of CEO transition costs; and (vii) $0.7 million of amortization of cost to fulfill assets, as discussed above. Excluding such items, our consolidated operating income for the nine months ended April 30, 2024 would have been $36.3 million, or 8.8% of consolidated net sales. Our GAAP operating loss of $15.8 million for the nine months ended April 30, 2023 reflects: (i) $16.0 million of amortization of intangibles; (ii) $9.1 million of CEO transition costs; (iii) $7.0 million of restructuring costs (of which $4.4 million, $0.5 million and $2.1 million related to our Satellite and Space Communications, Terrestrial and Wireless Networks and Unallocated segments, respectively); (iv) $6.3 million of amortization of stock-based compensation; (v) $2.5 million of strategic emerging technology costs; and (vi) $0.7 million of amortization of cost to fulfill assets, as discussed above. Excluding such items, our consolidated operating income for the nine months ended April 30, 2023 would have been $25.9 million, or 6.4% of consolidated net sales. The increase in operating income, excluding the above items, from $25.9 million to $36.3 million for the more recent period primarily reflects lower research and development expenses in both of our reportable operating segments, offset in part by lower consolidated gross profit (both in dollars and as a percentage of consolidated net sales), as discussed above. Operating income (loss) by reportable segment is further discussed below.

The increase in our Satellite and Space Communications segment operating income, both in dollars and as a percentage of the related segment net sales, for the nine months ended April 30, 2024 reflects lower research and development expenses, as discussed above.

The increase in our Terrestrial and Wireless Networks segment operating income, both in dollars and as a percentage of the related segment net sales, for the nine months ended April 30, 2024 reflects lower research and development expenses, as discussed above.

Excluding the estimated gain on the PST Divestiture, the impact of CEO transition costs and its respective portion of restructuring charges in each period, Unallocated expenses for the nine months ended April 30, 2024 would have been $24.2 million, as compared to $20.2 million for the nine months ended April 30, 2023. The increase in Unallocated expenses, excluding such items, was primarily due to higher compensation and legal expenses related to our One Comtech and People Strategy initiatives.

Interest Expense and Other. Interest expense was $15.3 million and $10.4 million for the nine months ended April 30, 2024 and 2023, respectively. The increase is due to a general rise in interest rates as compared to the prior year period and a higher average debt balance outstanding under our Prior Credit Facility during the more recent period. Our effective interest rate (including amortization of deferred financing costs) in the nine months ended April 30, 2024 was approximately 11.4%, as compared to 8.3% in the prior year period. Our cash borrowing rate (which excludes the amortization of deferred financing costs) under our Prior Credit Facility approximated 9.4%, as compared to 8.9% in the prior year period.

Interest (Income) and Other. Interest (income) and other for both the nine months ended April 30, 2024 and 2023 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Change in Fair Value of Warrants. During the nine months ended April 30, 2024, we recorded a $6.4 million non-cash benefit from the remeasurement of warrants. See "Notes to Condensed Consolidated Financial Statements - Note (17) - Convertible Preferred Stock" for more information.

Index
Provision for (Benefit from) Income Taxes. For the nine months ended April 30, 2024, we recorded a tax expense of $0.6 million, as compared to a tax benefit of $3.8 million recorded in the nine months ended April 30, 2023. Our effective tax rate (excluding discrete tax items) for the nine months ended April 30, 2024 and 2023 was 2.0% and 14.25%, respectively. The change in rate from 14.25% to 2.0% is primarily due to changes in expected product and geographic mix.

For purposes of determining our 2.0% estimated annual effective tax rate for fiscal 2024, the estimated gain, net on the PST Divestiture, CEO transition costs and change in fair value of warrants are considered significant, unusual or infrequently occurring discrete tax items and are excluded from the computation of our effective tax rate. For purposes of determining our 14.25% estimated annual effective tax rate for fiscal 2023, CEO transition costs are considered significant, unusual or infrequently occurring discrete tax items and are excluded from the computation of our effective tax rate.

During the nine months ended April 30, 2024, we recorded a net discrete tax expense of $1.0 million primarily related to the anticipated timing of the settlement of contingent consideration related to the PST Divestiture. Upon settlement of the contingent consideration, if any, we would expect an offsetting net discrete tax benefit due to the utilization of capital losses that had been previously subject to a full valuation allowance. During the nine months ended April 30, 2023, we recorded a net discrete tax benefit of $1.2 million primarily related to the reversal of tax contingencies no longer required due to the expiration of applicable statute of limitations and the deductible portion of CEO transition costs, offset in part by the settlement of stock-based awards and the finalization of certain tax accounts in connection with our fiscal 2022 federal income tax return.

Our U.S. federal income tax returns for fiscal 2021 through 2023 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2019 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Loss Attributable to Common Stockholders. During the nine months ended April 30, 2024 and 2023, consolidated net loss attributable to common stockholders was $34.8 million and $28.6 million, respectively. The more recent period includes $18.0 million of expense specifically related to the exchange of our Series A-1 Convertible Preferred Stock for Series B Convertible Preferred Stock on January 22, 2024, offset in part by a $6.4 million benefit from the change in fair value of warrants related to convertible preferred shares and a $2.0 million estimated gain, net on the PST Divestiture, as discussed above.

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the nine months ended April 30, 2024 and 2023 are shown in the table below (numbers in the table may not foot due to rounding):

	Nine months ended April 30,
	2024	2023	2024	2023	2024	2023	2024	2023
($ in millions)	Satellite and Space Communications		Terrestrial and Wireless Networks		Unallocated		Consolidated
Net income (loss)	$10.7	9.6	17.0	7.1	(36.9)	(40.0)	$(9.2)	(23.4)
Provision for (benefit from) income taxes	0.5	(1.8)	0.7	(0.2)	(0.6)	(1.7)	0.6	(3.8)
Interest (income) and other	0.9	0.6	0.2	0.3	0.2	—	1.2	0.9
Interest expense	2.7	—	—	—	12.7	10.4	15.3	10.4
Change in fair value of warrants	—	—	—	—	(6.4)	—	(6.4)	—
Amortization of stock-based compensation	—	—	—	—	5.2	6.3	5.2	6.3
Amortization of intangibles	5.0	5.5	10.9	10.6	—	—	15.9	16.0
Depreciation	2.9	3.1	5.9	5.6	0.3	0.1	9.1	8.7
Amortization of cost to fulfill assets	0.7	0.7	—	—	—	—	0.7	0.7
Restructuring costs	2.8	4.4	—	0.5	6.4	2.1	9.2	7.0
Strategic emerging technology costs	3.2	2.5	—	—	—	—	3.2	2.5
CEO transition costs	—	—	—	—	2.5	9.1	2.5	9.1
Gain on business divestiture, net	—	—	—	—	(2.0)	—	(2.0)	—
Adjusted EBITDA	$29.4	24.5	34.7	23.9	(18.7)	(13.8)	$45.4	34.6
Percentage of related net sales	11.6%	10.1%	21.4%	15.2%	NA	NA	11.0%	8.6%

Index
The increase in consolidated Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, for the nine months ended April 30, 2024 as compared to the nine months ended April 30, 2023 reflects lower research and development expenses in both of our reportable operating segments, offset in part by lower consolidated gross profit (both in dollars and as a percentage of consolidated net sales), as discussed above.

The increase in our Satellite and Space Communications segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, reflects lower research and development expenses, as discussed above.

The increase in our Terrestrial and Wireless Networks segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, reflects lower research and development expenses, as discussed above.

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

Our Adjusted EBITDA is a Non-GAAP measure that represents earnings (loss) before interest, income taxes, depreciation expense, amortization of intangibles, amortization of stock-based compensation, amortization of cost to fulfill assets, restructuring costs, strategic emerging technology costs (for next-generation satellite technology), change in fair value of convertible preferred stock purchase option liability, change in fair value of warrants, write-off of deferred financing costs, acquisition plan expenses, COVID-19 related costs, facility exit costs, CEO transition costs, proxy solicitation costs and strategic alternatives analysis expenses and other. Although closely aligned, our definition of Adjusted EBITDA is different than the Consolidated EBITDA (as such term was defined in our Prior Credit Facility and New Credit Facility) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is also a measure frequently requested by our investors and analysts. We believe that investors and analysts may use Adjusted EBITDA, along with other information contained in our SEC filings, including GAAP measures, in assessing our performance and comparability of our results with other companies. Our Non-GAAP measures reflect the GAAP measures as reported, adjusted for certain items as described herein and also excludes the effects of our outstanding convertible preferred stock.

These Non-GAAP financial measures have limitations as an analytical tool as they exclude the financial impact of transactions necessary to conduct our business, such as the granting of equity compensation awards, and are not intended to be an alternative to financial measures prepared in accordance with GAAP. These measures are adjusted as described in the reconciliation of GAAP to Non-GAAP measures in the tables presented herein, but these adjustments should not be construed as an inference that all of these adjustments or costs are unusual, infrequent or non-recurring. Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures determined in accordance with GAAP. Investors are advised to carefully review the GAAP financial results that are disclosed in our SEC filings. We have not quantitatively reconciled our fourth quarter fiscal 2024 Adjusted EBITDA outlook to the most directly comparable GAAP measure because items such as stock-based compensation, adjustments to the provision for income taxes, amortization of intangibles and interest expense, which are specific items that impact these measures, have not yet occurred, are out of our control, or cannot be predicted. For example, quantification of stock-based compensation expense requires inputs such as the number of shares granted and market price that are not currently ascertainable. Accordingly, reconciliations to the Non-GAAP forward looking metrics are not available without unreasonable effort and such unavailable reconciling items could significantly impact our financial results.

Index

Reconciliations of our GAAP consolidated operating income (loss), net loss attributable to common stockholders and net loss per diluted common share for the nine months ended April 30, 2024 and 2023 to the corresponding Non-GAAP measures are shown in the tables below (numbers and per share amounts in the tables may not foot due to rounding). Non-GAAP net income attributable to common stockholders and non-GAAP net income per diluted common share reflect Non-GAAP provisions for income taxes based on year-to-date results, as adjusted for the Non-GAAP reconciling items included in the tables below. We evaluate our Non-GAAP effective income tax rate on an ongoing basis, and it can change from time to time. Our Non-GAAP effective income tax rate can differ materially from our GAAP effective income tax rate. In addition, due to the GAAP net loss for the period, Non-GAAP net income per diluted common share for the nine months ended April 30, 2024 and 2023 was computed using weighted average diluted shares outstanding of 28,948,000 and 28,353,000, respectively, during the period.

	Nine months ended April 30, 2024
($ in millions, except for per share amount)	Operating Income	Net (Loss) Income Attributable to Common Stockholders	Net (Loss) Income per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$1.6	$(34.8)	$(1.21)
Loss on extinguishment of convertible preferred stock	—	13.6	0.47
Adjustments to reflect redemption value of convertible preferred stock	—	12.0	0.41
Change in fair value of warrants	—	(6.4)	(0.22)
CEO transition costs	2.5	1.9	0.07
Amortization of intangibles	15.9	12.3	0.42
Restructuring costs	9.2	7.1	0.24
Amortization of stock-based compensation	5.2	4.1	0.14
Strategic emerging technology costs	3.2	2.5	0.09
Amortization of cost to fulfill assets	0.7	0.7	0.02
Gain on business divestiture, net	(2.0)	(1.2)	(0.04)
Net discrete tax expense	—	0.8	0.03
Non-GAAP measures	$36.3	$12.5	$0.43

	Nine months ended April 30, 2023
($ in millions, except for per share amount)	Operating (Loss) Income	Net (Loss) Income Attributable to Common Stockholders	Net (Loss) Income per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(15.8)	$(28.6)	$(1.02)
Adjustment to reflect redemption value of convertible preferred stock	—	5.2	0.19
Amortization of intangibles	16.0	12.4	0.44
CEO transition costs	9.1	8.6	0.31
Restructuring costs	7.0	5.4	0.19
Amortization of stock-based compensation	6.3	4.9	0.18
Strategic emerging technology costs	2.5	2.2	0.08
Amortization of cost to fulfill assets	0.7	0.7	0.03
Net discrete tax benefit	—	(0.7)	(0.03)
Non-GAAP measures	$25.9	$10.2	$0.36

Index
LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $27.2 million and $19.0 million at April 30, 2024 and July 31, 2023, respectively. For the nine months ended April 30, 2024, our cash flows reflect the following:

•Net cash used in operating activities was $45.0 million for the nine months ended April 30, 2024 as compared to net cash used in operating activities of $0.2 million for the nine months ended April 30, 2023. The period-over-period decrease in cash flow from operating activities reflects overall changes in net working capital requirements, principally the timing of shipments and progress toward completion on contracts accounted for over time, and related billings and payments.

•Net cash provided by investing activities for the nine months ended April 30, 2024 was $24.3 million, compared to net cash used by investing activities of $14.9 million for the nine months ended April 30, 2023. The more recent period includes $33.3 million of net cash proceeds from the PST Divestiture, offset in part by capital expenditures to build-out cloud-based computer networks to support our previously announced NG-911 contract wins and capital investments and building improvements in connection with our manufacturing facilities.

•Net cash provided by financing activities was $28.9 million and $14.8 million for the nine months ended April 30, 2024 and 2023, respectively. During the nine months ended April 30, 2024, we had net payments under our Prior Credit Facility of $3.1 million, as compared to net borrowings under our Prior Credit Facility of $29.8 million during the nine months ended April 30, 2023, respectively. Financing cash flow activities for the more recent period reflect the receipt of net cash proceeds from the issuance of Series B Convertible Preferred Stock and use of a substantial portion of the net cash proceeds from the PST Divestiture to repay a portion of the Term Loan outstanding under the Prior Credit Facility. During the nine months ended April 30, 2023, we paid $8.7 million in cash dividends to our common stockholders. Payment of cash dividends in the more recent period represents the settlement of previously issued dividend equivalents related to stock based awards. We also made $3.8 million and $2.8 million of payments to remit employees' statutory tax withholding requirements related to the net settlement of stock-based awards during the nine months ended April 30, 2024 and 2023, respectively.

The Prior Credit Facility and New Credit Facility are discussed below and in "Notes to Condensed Consolidated Financial Statements – Note (10) – Credit Facility."

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

Our material cash requirements could increase beyond our current expectations due to factors such as general economic conditions, a change in government spending priorities and or contracting decisions, larger than usual customer orders or a future redemption by the holders of our Convertible Preferred Stock. Also, in light of our initiatives to grow the Company, we continue to review and evaluate our capital allocation plans. Furthermore, we may choose to raise additional funds through equity and debt financing transactions to provide additional flexibility or to pursue acquisitions. Although it is difficult in the current economic and credit environment to predict the terms and conditions of financing that may be available in the future, we believe that we would have sufficient access to credit from financial institutions and/or financing from public and private debt and equity markets.

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

Index
Over the past three fiscal years, we incurred operating losses of $14.7 million, $33.8 million, and $68.3 million in fiscal 2023, 2022 and 2021, respectively. More recently, we recognized an operating loss of $3.5 million in the three months ended April 30, 2024 and operating income of $1.6 million in the nine months ended April 30, 2024. In addition, over the past three fiscal years, net cash used in operating activities was $4.4 million and $40.6 million in fiscal 2023 and 2021, respectively, and net cash provided by operating activities was $2.0 million in fiscal 2022. More recently, net cash used in operating activities was $45.0 million in the nine months ended April 30, 2024.

As discussed in Note (10) – “Credit Facility,” on June 17, 2024, we entered into a $222.0 million credit facility with a new syndicate of lenders (the “New Credit Facility”), which replaces our Prior Credit Facility and which is expected to fund on or around June 18, 2024. The New Credit Facility matures on July 31, 2028, consists of a committed $162.0 million term loan (“Term Loan”) and $60.0 million revolver loan facility (“Revolver”) and is expected to have outstanding borrowings at close of $187.0 million, reflecting $25.0 million drawn on the Revolver. The New Credit Facility, among other things, requires compliance with new restrictive and financial covenants. Considering the New Credit Facility entered into subsequent to quarter end and our forecasted results over the next twelve months beyond the issuance date, we anticipate in the future that we will be in compliance with all restrictive and financial covenants under our New Credit Facility. As of the issuance date and closing of the New Credit Facility, our available sources of liquidity will approximate $63.0 million, consisting of qualified cash and cash equivalents of approximately $28.0 million and $35.0 million of excess availability under the Revolver, both as defined in the New Credit Facility.

Our ability to meet our current obligations as they come due may be impacted by our ability to remain compliant with the financial covenants under our New Credit Facility or to obtain waivers or amendments that impact the related financial covenants. If we are unable to satisfy certain covenants and not able to obtain waivers or amendments, such event would constitute an Event of Default and could cause an immediate acceleration and repayment of all outstanding principal, interest and fees due under our New Credit Facility. If there is an Event of Default, there can be no assurances that we will be able to continue as a going concern, which could force us to delay, reduce or discontinue certain aspects of our business strategy. Additionally, our ability to meet future anticipated liquidity needs will largely depend on our ability to generate positive cash inflows from operations and/or secure other sources of outside capital. As it relates to sources of outside capital, we can raise up to $50.0 million through the issuance of common shares without the consent of the holders of Convertible Preferred Stock.

Based on our current business plans, including projected capital expenditures, we believe our current level of cash and cash equivalents, excess availability under our Revolver and liquidity expected to be generated from future cash flows will be sufficient to fund our operations over the next twelve months beyond the issuance date. However, such a determination is dependent on several factors including, but not limited to, general business conditions and our ability to reduce investments in working capital (such as unbilled receivables). If we are unable to maintain our current level of cash and cash equivalents, excess availability under our Revolver or generate sufficient liquidity from future cash flows, our business, financial condition and results of operations could be materially and adversely affected.

Our ability to generate cash in the future or have sufficient access to credit from financial institutions and/or financing from public and/or private debt and equity markets on acceptable terms, or at all, (i) is subject to (a) general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control and (b) under certain circumstances, a majority vote consent right of the holders of the Convertible Preferred Stock (as discussed further in Note (17) – "Convertible Preferred Stock"), and (ii) could (x) dilute the ownership interest of our stockholders, (y) include terms that adversely affect the rights of our common stockholders, or (z) restrict our ability to take specific actions such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. Also, our transition to sustained profitability is dependent upon the successful completion of our ongoing One Comtech transformation and integration of individual businesses into two segments and related restructuring activities to optimize our cost structure and reduce investments in working capital and/or capital expenditures.

As a result of the foregoing, although we have successfully refinanced our Prior Credit Facility and significantly enhanced our liquidity position as of the issuance date, we continue to believe that substantial doubt exists regarding our ability to continue as a going concern. This determination considers: (i) the proximity of the refinancing to the issuance date not allowing us adequate time to evaluate our financial performance subsequent to such refinancing, and (ii) those conditions and events as of the issuance date described above that could negatively impact our forecasted results and liquidity, which in turn could result in our inability to comply with the financial covenants contained in our New Credit Facility.

Index
Now having completed the refinancing of our Prior Credit Facility as of the issuance date, our other plans to address our ability to continue as a going concern include, among other things:

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
•seeking opportunities to improve liquidity through any combination of debt and/or equity financing (including possibly restructuring our existing Convertible Preferred Stock); and
•seeking other strategic transactions and/or measures including, but not limited to, the potential sale or divestiture of assets.

While we believe the implementation of some or all of the elements of our plans over the next twelve months beyond the issuance date will be successful, these plans are not all solely within management’s control and, as such, we can provide no assurance our plans are probable of being effectively implemented as of the issuance date. Therefore, those potential adverse conditions and events described above raise substantial doubt about our ability to continue as a going concern as of the issuance date. We prepared these unaudited condensed consolidated financial statements on a going concern basis, assuming our financial resources will be sufficient to meet our capital needs over the next twelve months and did not include any adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation for the next twelve months.

In addition to making capital investments for our new high-volume manufacturing centers, we have been making significant capital expenditures and building out cloud-based computer networks to support our previously announced NG-911 contract wins for the states of Pennsylvania, South Carolina and Arizona. We expect capital investments for these and other initiatives to continue into fiscal 2025.

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

On September 29, 2020, our Board of Directors authorized a $100.0 million stock repurchase program, which replaced our prior program. The $100.0 million stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases of our common stock during the nine months ended April 30, 2024 and 2023.

During the third quarter of fiscal 2023, the Board, together with management, adjusted the Company’s capital allocation plans and determined to forgo a common stock dividend, thereby increasing our financial flexibility. Future common stock dividends, if any, remain subject to compliance with financial covenants under our New Credit Facility, as well as Board approval and certain voting rights of holders of our Series B Convertible Preferred Stock.

Convertible Preferred Stock
See "Notes to Condensed Consolidated Financial Statements – Note (17) – Convertible Preferred Stock" for detailed information related to our Convertible Preferred Stock.

Index
Commitments
In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of April 30, 2024, will materially adversely affect our liquidity. At April 30, 2024, cash payments due under contractual obligations (including estimated interest expense on our Prior Credit Facility), excluding purchase orders that we entered into in our normal course of business, are as follows:

($ in thousands)	Total	Due Within 1 Year
Prior Credit Facility - principal payments	$161,966	161,966
Prior Credit Facility - interest payments	7,479	7,479
Operating lease obligations	44,270	8,394
Contractual cash obligations	$213,715	177,839

On June 17, 2024, we entered into a New Credit Facility that repaid in full the Prior Credit Facility. See "Notes to Condensed Consolidated Financial Statements - Note (10) - Credit Facility" for further discussion of the commitments under our New Credit Facility.

As discussed in "Notes to Condensed Consolidated Financial Statements – Note (17) – Convertible Preferred Stock," the holders of the Convertible Preferred Stock have the option to redeem such shares for cash commencing in October 2028. As the Convertible Preferred Stock are not mandatorily redeemable for cash, the redemption value of such shares are not presented in the table above.

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

Our Condensed Consolidated Balance Sheet at April 30, 2024 includes total liabilities of $8.4 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

RECENT ACCOUNTING PRONOUNCEMENTS

We are required to prepare our Condensed Consolidated Financial Statements in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") which is the source for all authoritative U.S. generally accepted accounting principles, which is commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs"). During the nine months ended April 30, 2024, FASB ASU No. 2023-07, Improvements to Reportable Segment Disclosures and FASB ASU 2023-09, Improvements to Income Tax Disclosures, were issued and incorporated into the FASB ASC and have not yet been adopted by us as of April 30, 2024. See "Notes to Condensed Consolidated Financial Statements – Note (3) – Adoption of Accounting Standards and Updates," for further information.

Index
Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows were subject to fluctuations due to changes in interest rates primarily from borrowings under our Prior Credit Facility. Based on the amount of outstanding debt under our Prior Credit Facility, a hypothetical change in interest rates by 10% would change interest expense by approximately $1.6 million over a one-year period. Although we do not currently use interest rate derivative instruments to manage exposure to interest rate changes, we may choose to do so in the future in connection with our New Credit Facility.

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of April 30, 2024, we had cash and cash equivalents of $27.2 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of April 30, 2024, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

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

As discussed in "Notes to Condensed Consolidated Financial Statements – Note (1) – General," and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” we have evaluated whether there are any conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern over the next twelve months. Based on our current business plans, including projected capital expenditures, we believe our current level of cash and cash equivalents, excess availability under our revolver loan and liquidity expected to be generated from future cash flows will be sufficient to fund our operations over the next twelve months beyond the issuance date. However, such a determination is dependent on several factors including, but not limited to, general business conditions and our ability to reduce investments in working capital (such as unbilled receivables). If we are unable to maintain our current level of cash and cash equivalents, excess availability under our revolver loan or generate sufficient liquidity from future cash flows, our business, financial condition and results of operations could be materially and adversely affected. Such conditions and events raise substantial doubt about our ability to continue as a going concern as of the date of this Quarterly Report on Form 10-Q. Although we have completed the refinancing of our Prior Credit Facility and are actively pursuing other strategies to mitigate these conditions and events and alleviate such substantial doubt about our ability to continue as a going concern, there can be no assurance that our plans will be successful.

Our ability to meet our current obligations as they come due may be impacted by our ability to remain compliant with the financial covenants under our New Credit Facility or to obtain waivers or amendments that impact the related financial covenants. If we are unable to satisfy certain covenants and not able to obtain waivers or amendments, such event would constitute an Event of Default (as such term is defined under the New Credit Facility) and could cause an immediate acceleration and repayment of all outstanding principal, interest and fees due under the New Credit Facility. If there is an Event of Default, there can be no assurances that we will be able to continue as a going concern, which could force us to delay, reduce or discontinue certain aspects of our business strategy. Additionally, our ability to meet future anticipated liquidity needs will largely depend on our ability to generate positive cash inflows from operations and/or secure other sources of outside capital.

Our ability to generate cash in the future or have sufficient access to credit from financial institutions and/or financing from public and/or private debt and equity markets on acceptable terms, or at all, (i) is subject to (a) general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control and (b) under certain circumstances, a majority vote consent right of the holders of the Convertible Preferred Stock (as discussed further in "Notes to Condensed Consolidated Financial Statements – Note (17) – "Convertible Preferred Stock"), and (ii) could (x) dilute the ownership interest of our stockholders, (y) include terms that adversely affect the rights of our common stockholders, or (z) restrict our ability to take specific actions such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. Also, our transition to sustained profitability is dependent upon the successful completion of our ongoing One Comtech transformation and integration of individual businesses into two segments and related restructuring activities to optimize our cost structure and reduce investments in working capital and/or capital expenditures.

If we are unable to obtain sufficient, timely financial resources, our business, financial condition and results of operations could be materially and adversely affected and we may be forced to terminate, significantly curtail or cease our operations or to pursue other strategic alternatives, including commencing a case under the U.S. Bankruptcy Code.

Index
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

We depend on the efforts of our executive officers and certain key personnel. Any unplanned turnover or our failure to develop an adequate succession plan or business continuity plan for one or more of our executive officers, including our interim Chief Executive Officer, or other key positions could deplete our institutional knowledge base and erode our competitive advantage. We recently terminated Ken Peterman as President and Chief Executive Officer for cause due to conduct unrelated to Comtech’s business strategy, financial results or previously filed financial statements and appointed John Ratigan, who was our Chief Corporate Development Officer, as interim Chief Executive Officer, effective immediately. The loss or limited availability of the services of one or more of our executive officers or other key personnel, or our inability to recruit and retain qualified executive officers or other key personnel in the future, could, at least temporarily, have an adverse effect on our operating results and financial condition. Leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to our business and growth plans, including to our relationships with our customers and employees.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Securities Trading Plans of Directors and Officers

During the three months ended April 30, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

Index
Item 6.    Exhibits

Exhibit 10.1 - Employment Agreement between Comtech Telecommunications Corp. and John Ratigan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 1, 2024)

Exhibit 10.2 - Employment Agreement Amendment 1 between Comtech Telecommunications Corp. and John Ratigan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 1, 2024)

Exhibit 10.3 - Form of Retention Bonus Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 2, 2024)

Exhibit 10.4 - Comtech Telecommunications Corp. 2023 Equity and Incentive Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement on Form DEF 14A dated November 16, 2023)

Exhibit 10.5 - Form of Restricted Stock Unit Agreement pursuant to the Comtech Telecommunications Corp. 2023 Equity and Incentive Plan

Exhibit 10.6 - Form of Long Term Performance Award Agreement pursuant to the Comtech Telecommunications Corp. 2023 Equity and Incentive Plan

Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS - The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2024, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

Exhibit 101.SCH - Inline XBRL Taxonomy Extension Schema Document

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	June 18, 2024	By: /s/ John Ratigan
	(Date)	John Ratigan
Interim Chief Executive Officer
(Principal Executive Officer)

Date:	June 18, 2024	By: /s/ Michael A. Bondi
	(Date)	Michael A. Bondi
Chief Financial Officer
(Principal Financial and Accounting Officer)