Form 10-K
period 2024-07-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2024-10-30
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes              ☒ No

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the Nasdaq Global Select Market on January 31, 2024 was approximately $178,712,000.

The number of shares of the registrant’s common stock outstanding on October 23, 2024 was 28,866,682.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of the document listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

Proxy Statement for 2024 Annual Meeting of Stockholders - Part III

i

ii

Note: As used in this Annual Report on Form 10-K ("Form 10-K"), the terms "Comtech," "we," "us," "our" and "our Company" mean Comtech Telecommunications Corp. and its subsidiaries.

Note About Forward-Looking Statements
Certain information in this Form 10-K contains, and oral statements made by our representatives from time to time may contain, forward-looking statements. Forward-looking statements can be identified by words such as: "anticipate," "believe," "continue," "could," "estimate," "expect," "future," "goal," "outlook," "intend," "likely," "may," "plan," "potential," "predict," "project," "seek," "should," "strategy," "target," "will," "would," and similar references to future periods. Forward-looking statements include, among others, statements regarding our expectations for the strategic alternatives process regarding our Terrestrial and Wireless Networks segment, our expectations for further portfolio-shaping opportunities, our expectations for other operational initiatives, the intended use of proceeds from the amended Credit Facility and new subordinated term loan facility, our expectations for completing further financing initiatives, our future performance and financial condition, our plans to address our ability to continue as a going concern, the plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives of our management to be materially different from the results, performance or other expectations implied by these forward-looking statements. Factors that could cause actual results to differ materially from current expectations include, among other things: the outcome and effectiveness of the aforementioned strategic alternatives process regarding our Terrestrial and Wireless Networks segment, further portfolio-shaping opportunities, other operational initiatives, and the completion of further financing activities; our ability to access capital and liquidity so that we are able to continue as a going concern; our ability to implement changes in our executive leadership; the possibility that the expected synergies and benefits from our strategic activities will not be fully realized, or will not be realized within the anticipated time periods; the risk that acquired businesses will not be integrated successfully; impacts from and uncertainties regarding future actions that may be taken by Michael Porcelain and stockholders affiliated with him in furtherance of their nominations of director candidates for election at our Fiscal 2024 Annual Meeting of Stockholders; the possibility of disruption from acquisitions or dispositions, making it more difficult to maintain business and operational relationships or retain key personnel; the risk that we will be unsuccessful in implementing a tactical shift in our Satellite and Space Communications segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche products and solutions with higher margins; the nature and timing of our receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements; changing customer demands and/or procurement strategies and our ability to scale opportunities and deliver solutions to current and prospective customers; changes in prevailing economic and political conditions, including as a result of Russia's military incursion into Ukraine, the Israel-Hamas war and attacks in the Red Sea region; changes in the price of oil in global markets; changes in prevailing interest rates and foreign currency exchange rates; risks associated with our legal proceedings, customer claims for indemnification, and other similar matters; risks associated with our obligations under our credit facilities; risks associated with our large contracts; risks associated with supply chain disruptions; and other factors described in this and our other filings with the Securities and Exchange Commission ("SEC"). However, the risks described in this Form 10-K are not the only risks that we face. Additional risks and uncertainties, not currently known to us or that do not currently appear to be material, may also materially adversely affect our business, financial condition and/or operating results in the future. We describe risks and uncertainties that could cause actual results and events to differ materially in the "Risk Factors" (Part I, Item 1A of this Form 10-K), "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (Part II, Item 7 of this Form 10-K) and "Quantitative and Qualitative Disclosures about Market Risk" (Part II, Item 7A of this Form 10-K). We do not intend to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise, except as required by law.

PART I
ITEM 1. BUSINESS

Founded in 1967, we have a longstanding history of providing critical communications infrastructure technology and solutions to customers around the world. We serve two core end-markets: secure satellite and wireless communications via our Satellite and Space Communications segment, and next-generation 911 and public safety via our Terrestrial and Wireless Networks segment. In both cases, we are at the forefront of the technologies that solve extraordinarily complex communications problems – whether it’s a 911 call captured, routed, and data-enhanced to optimize the public safety result in situations where every second matters, or providing communications infrastructure that ensures people, businesses, and governments can connect anywhere on earth, under any conditions – including on the battlefield. We believe the demand for more, and better, connectivity is only growing as more devices become connected via the cloud, as growing constellations of communications satellites enable ubiquitous connectivity, and more data is created, shared and acted upon by increasingly powerful tools (including AI). This demand will come from government and commercials customers alike, as both private enterprises and government actors increasingly see the need for, and value of, next-generation communications capabilities.

Fiscal 2024 marked a year of change for our organization.

Our fiscal 2024 results were impacted by refinancing and liquidity headwinds, which in turn weighed on our supply chain, and lengthened product development and delivery cycles. Despite this commercial overhang, both of our business segments performed in terms of winning business. The Satellite and Space Communications segment secured competitive contracts on next-generation modem platforms with government customers, such as the Enterprise Digital Intermediate Frequency Multi-Carrier (“EDIM”) modem contract with the U.S. Army and a sole-source follow-on contract to support the U.S. Air Force and Army Anti-Jam Modem (“A3M”) initiative. We concluded a significant product R&D cycle, culminating with the launch in September 2024 of our new Digital Common Ground (“DCG”) portfolio of modems, which we believe will provide our Satellite and Space Communications segment with a significant technology advantage. The DCG family of products are expected to provide our customers with truly next-generation capabilities, including software defined, virtualized communications networks.

Additionally, over the course of fiscal 2024, we continued to review our operations, streamlining under-performing legacy products, lines of business and/or legacy growth initiatives that have not met our return expectations, or are no longer core to our strategic plans. For example, in November 2023, we announced the divestiture of our Power Systems Technology solid-state power amplifier product line to Stellant Systems, Inc. More recently, we re-evaluated our operations at our Basingstoke facility in the UK and determined the path to profitable operations was both unclear and expensive. As a result, we made the decision to exit this product line.

Our Terrestrial and Wireless Networks segment underwent a transformation of its own in fiscal 2024. Led by Jeff Robertson, who joined Comtech as Terrestrial and Wireless Networks’s President in March 2024, Terrestrial and Wireless Networks saw improved profitability and achieved a book-to-bill ratio of 1.70x in fiscal 2024. The segment also delivered a strong win rate for major public safety projects, as evidenced through more than doubling year-over-year bookings of orders for next-generation solutions. The Terrestrial and Wireless Networks segment recorded multiple key wins, including multi-year renewals for maintenance of NG-911 systems with longstanding customers, such as the Commonwealth of Massachusetts, the State of Washington and the North Central Texas Emergency Communications District.

Comtech exited fiscal 2024 with a record funded consolidated backlog of $798.9 million.

Amended Credit Agreement and New Subordinated Term Loan Facility

While revenue generation was healthy, and we were able to grow our backlog, our Adjusted EBITDA in the fourth quarter of fiscal 2024 was significantly below expectations primarily due to underperformance in our Satellite and Space Communications segment, causing us to enter into an amendment to our credit facility, dated June 17, 2024. Among other things, the amendment waives certain defaults or events of default in connection with certain covenants, including the Net Leverage Ratio and Fixed Charge Coverage Ratio covenants for the fourth quarter of fiscal 2024.

Additionally, the amendment added a consent right that limits our borrowing capacity under the revolver portion of our credit facility. To eliminate the event of default, address the reduced borrowing capacity and bolster liquidity, we entered into a new $25.0 million subordinated unsecured term loan facility with the existing holders of our convertible preferred stock. Additional information related to the amended credit facility and new subordinated unsecured term loan facility can be found in a Form 8-K that was filed with the Securities and Exchange Commission ("SEC") on October 17, 2024, as well as throughout this Form 10-K.

Transformation Strategy to Become a Pure-Play Satellite and Space Communications Company

At the beginning of fiscal 2024, we made a commitment to our shareholders to be a more forward-looking organization. To that end, on October 17, 2024, we announced a transformation strategy to re-shape our Company as a pure-play satellite and space communications company, which we believe will unlock, create and deliver value to our shareholders over time. Ongoing and future actions supporting this transformation strategy include:

•An exploration of strategic alternatives for our Terrestrial and Wireless Networks segment, which is well underway;
•The pursuit of further portfolio-shaping opportunities to enhance profitability, efficiency and focus; and
•The implementation of additional operational initiatives to achieve profitable results from operations and to align our Company's go-forward cost structure with a pure-play focus on satellite and space communications.

In combination, we expect these three complimentary initiatives to create a pure-play leader in a large and growing market. As a U.S.-based provider of modems and high-power amplifiers, and a market leader in troposcatter technologies, we have a history of delivering mission-critical satellite and communications solutions for government and commercial customers. Our goal is to create a competitive, focused and efficient business delivering sustainable and profitable growth while providing customers with best-in-class satellite and space communications infrastructure solutions.

Business Segments

We operate two core businesses: Satellite and Space Communications, and Terrestrial and Wireless Networks, each of which we believe are serving end markets themselves undergoing a period of long-term growth, reinvestment and rapid technological change. Our Satellite and Space Communications segment is one of a limited number of U.S.-based providers of modems and high-power amplifiers, a market leader in troposcatter technologies, and serves some of the world’s largest defense contractors and allied foreign governments, as well as multiple U.S. government agencies, including branches of the U.S. Armed Forces, U.S. Department of Defense (“DoD”) and U.S. Space Force (“USSF”), among others. Our Terrestrial and Wireless Networks segment is a leading provider of next generation 911 (“NG-911”) infrastructure and solutions for state and local governments and carriers.

Satellite and Space Communications Segment	Terrestrial and Wireless Networks Segment

•Contributed approximately 60% of fiscal 2024 net sales

•Satellite Modems and Amplifiers: One of the only U.S.-based providers of modems and high-power amplifiers, facilitating the transmission of voice, video and data over GEO, MEO and LEO satellite constellations

•Troposcatter Technologies: A global leader in troposcatter technologies, capable of securely transmitting digitized voice, video, and data over distances up to 200 miles, with strong market share in existing C-band and X-band troposcatter systems worldwide

•Government Services: Provides specialized onsite and remote professional engineering and training / support services for U.S. government customers

•Space Components: Specializes in delivering components for antennas and high-reliability electronic components and engineering services for space programs

•Customers include the world’s largest defense contractors, allied foreign governments, as well as multiple U.S. government agencies (including all branches of the U.S. Armed Forces)

•Contributed approximately 40% of fiscal 2024 net sales

•Next-Generation 911 Solutions: we provide emergency call routing, location validation, policy-based routing rules, logging, and security functionality

•Global Carrier Location and Messaging Services: Software and equipment for location-based and text messaging services for carriers, including for public safety, commercial and government services, and wireless emergency alerts solutions for network operators

•Call-Handling Solutions: we provide comprehensive call handling applications for Public Safety Answering Points

•Customers include state and local governments across Canada and the U.S., and several of the largest telecommunications companies in the world (including AT&T and Verizon)

Financial information about our business segments, including net sales, operating results, Adjusted EBITDA (a Non-GAAP financial measure), total assets, and our operations outside the United States, is provided in "Notes to Consolidated Financial Statements - Note (12) Segment Information" included in "Part II - Item 8. Financial Statements and Supplementary Data."

The markets and key technologies for each segment are further described below.

Satellite and Space Communications Segment

Overview

Our Satellite and Space Communications segment designs, builds and supports a variety of sophisticated communications equipment critical to modern communications infrastructures. We are one of a limited number of U.S.-based providers of modems and high-power amplifiers, and a market leader in troposcatter technologies. Our Satellite and Space Communications segment has an innovative portfolio of these mission-critical technologies and serves some of the world’s largest defense contractors and allied foreign governments, as well as multiple U.S. government agencies, including the U.S. Department of Defense.

The Satellite and Space Communications segment operates in large and growing end markets that benefit from multiple tailwinds and demand-drivers, including growing global geopolitical tensions, rising global defense spending, and high barriers to entry. Further, these end markets are undergoing technology upgrade cycles and modernization initiatives that are expected to underpin demand for years to come. Fueling these cycles are the USSF’s Commercial Space Strategy and the DoD’s Joint All Domain Command and Control approach, which are expected to generate strong demand for the Satellite and Space Communications business’ next-generation digital solutions. Today, only a limited number of companies, including Comtech, can serve the complex needs of the U.S. and other governments and meet this demand.

Our Satellite and Space Communications segment is organized into four categories: satellite modem and amplifier technologies, troposcatter technologies, government services and space components.

Satellite Modem and Amplifier Technologies

We believe we are a leading provider of satellite earth station modems, solid-state amplifiers and traveling wave tube amplifiers. Many of our key satellite earth station modems incorporate forward error correction and bandwidth compression technologies, which enable our customers to optimize their satellite networks by either reducing their satellite transponder lease costs or increasing data throughput. We hold strong positions in the market for high-throughput modems used in cellular backhaul, a market that has been rapidly growing due to increased mobile device usage and increasing data throughput demands from LTE and 5G deployments worldwide.

An increasing area of focus for many governments, including the U.S. Department of Defense ("DoD") and several coalition partners, is maturing satellite communications. Many of our satellite communications products have been tested and certified for use by U.S. and coalition military satellite communications ("MILSATCOM") assets, such as the Wideband Global SATCOM constellation. We believe this provides us the opportunity to capture the increased demand for MILSATCOM programs.

In September 2024, we announced the launch of our new Digital Common Ground (“DCG”) portfolio of modems, designed to enable the U.S. DoD and coalition partners to move to digitized, hybrid satellite network architectures. Built on the our proven satellite communications (“SATCOM”) modem portfolio, our DCG modems are designed and built at Comtech’s headquarters in Chandler, AZ and support commercial and government satellite operations on a single common platform that can be reconfigured rapidly to address changing operational needs.

We believe our DCG portfolio is one of the first product lines on the market today offering robust access to multi-orbit capabilities across commercial and purpose-built networks. The DCG product line is also one of the first to be Digital Intermediate Frequency Interoperability (“DIFI”) compliant, adhering to DoD and coalition communications standards to enable seamless information flow between services, a key tenet of Combined Joint All Domain Command and Control (“CJADC2”). The DCG product line offers industry leading performance, through multi-gigabit throughput at launch. In addition, we incorporate modern cybersecurity design principles at every level across our DCG product line, ranging from a trusted supply chain to a thoughtful software upgrade lifecycle, including in-field updates. We believe the technologies incorporated into our DCG product line create a meaningful competitive advantage for us.

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

Troposcatter Technologies

We believe we are a world leader in the design and supply of troposcatter equipment. We have designed, manufactured, and delivered troposcatter systems for well over fifty years. We have significantly advanced the capabilities of our Troposcatter Family of Systems (“FoS”): we now deliver a next-generation, software-defined solution that represents a thousand-fold performance increase over prior generations of equipment.

Over the recent past, our next-generation Troposcatter terminals have been chosen by the U.S. Army, the Marines and defense organizations overseas to support the tactical communications requirements of our allies. While our traditional buyer is military, advances in mobility and performance expand our end markets to include new customers. Key industry verticals we are seeking to sell into include oil and gas, utility, marine and rail uses.

At the same time, the traditional defense market is changing and growing in ways that we believe make our equipment more relevant: for years, conflicts involving the U.S. and our allies mostly involved actions against unconventional adversaries with less advanced technology. That is no longer the case, as conflicts involving state actors arise around the globe. Now, U.S. and allied defense strategies are shifting focus to threats from organized, better equipped and higher technology adversaries. This places a premium on sophisticated communications technology from trusted, onshore providers, and creates a natural upgrade cycle for legacy systems deployed globally over the years.

We’re encouraged by the potential for our Troposcatter FoS, as we believe we offer one of the best products, with one of the best technologies, to a growing list of customers with expanding use cases, and a set of newly-developing end markets that should provide our business with long-term growth opportunities.

Government Services

We provide training and field support for multiple U.S. government agencies across an array of programs. These are typically long-term, multi-million dollar contracts, and examples include: Comtech as sole award winner of a 5-year, $544.0 million Global Field Service Representative (“GFSR”) contract with the U.S. Army to provide onsite professional engineering services, as well as supply and support communications technologies (we note that this contract is currently under protest by the incumbent); Comtech as sole award winner of a 5-year, $125.0 million contract to provide complex cybersecurity operations training for U.S. government customers; and Comtech as one of multiple awardees of a large multi-year Global Tactical Advanced Communication Systems II (“GTACS II”) contract with the U.S. Army to support Very Small Aperture Terminal (“VSAT”) satellite systems and related services.

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

Within the satellite communications market, we are a leading provider of components that support the mission requirements of LEO, MEO and GEO satellite communication and tracking requirements, offering a host of high-performance single-band and multi-band feed solutions. We also supply maritime antenna solutions that are fielded by foreign governments.

Satellite and Space Communications: Key Markets and Growth Drivers

As noted previously, the Satellite and Space Communications segment operates in large and growing end markets that benefit from multiple tailwinds, including technology upgrade cycles and modernization initiatives that are expected to underpin demand for years to come. The need for more communications infrastructure from governments and enterprise alike is expected to increase as larger constellations of satellites are deployed, connected devices and end-points proliferate, and elevated geopolitical tensions persist and re-prioritize government agency and defense spending. We believe that we are well-positioned to capitalize on this demand through sales of our market-leading, including new next-generation satellite ground infrastructure technologies that can be used with the thousands of new LEO, MEO and large HTS satellites that are expected to be deployed over the next several years, and our advanced troposcatter systems.

Examples of end-market applications that are driving long-term demand for our communication technologies include:

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

•New LEO, MEO and HTS Satellites: Thousands of new satellites are reportedly in orbit or being launched over the next several years, according to announcements by companies including Telesat Lightspeed, Eutelsat, OneWeb, SpaceX Starlink, Amazon Kuiper and Viasat, which we believe will lead to increasingly complex satellite networks. As service providers work to offer connectivity to these high-speed, high-bandwidth satellites and expand their networks to handle the demand for new LEO, MEO and HTS applications, we believe our ELEVATETM, HeightsTM and UHP networking platforms, and our solid-state amplifiers will ultimately be incorporated into many new installations and equipment upgrades. We continue to provide modems and amplifiers to existing LEO and MEO communications satellite providers and expect to see growth in imaging satellites alongside commercial imaging constellations, including conventional, thermal and hyperspectral.

•Satellite-Based Cellular Backhaul: Demand for satellite-based cellular backhaul services is anticipated to grow rapidly as a result of the increased penetration of smart cellular phones and network upgrades to 4G and 5G in developing regions of the world. Ultimately, as 5G services continue to be deployed, we expect that mobile data services will become more critical. As mobile data penetration expands and mobile data consumption increases, wireless carriers must invest in their mobile network infrastructures, and we believe businesses will require back-up communications. In developing regions of the world, and in remote areas where terrestrial network infrastructure is lacking (or where challenging geography prohibits it), wireless network operators often backhaul, or transport, their wireless data traffic using satellite-based networking technologies. We are well positioned to serve the high-performance, high availability needs of satellite-based cellular backhaul through sales of our SCPC and TDMA satellite modems as well as our HeightsTM, ELEVATETM and UHP networking platforms.

•Troposcatter Family of Systems: U.S. and allied defense strategies are shifting focus to threats from organized, better equipped and higher technology adversaries, placing a premium on sophisticated communications technology from trusted, onshore providers. Comtech’s Troposcatter Family of Systems (“FoS”) delivers a next-generation, software-defined solution that represents a thousand-fold performance increase over prior generations of equipment. Further, constant innovation means Comtech’s latest generation of equipment can be packed into two small cases, offering significant mobility improvements. Our next-generation troposcatter terminals have been chosen by the U.S. Army, the U.S. Marines and defense organizations overseas to support the tactical communications requirements of our allies. Additionally, we see multiple opportunities for non-defense applications, including oil and gas, utility, marine and rail industry use.

Satellite and Space Communications: Customer Base

Our customer base for the Satellite and Space Communications segment comprises numerous governments and companies worldwide with whom we have longstanding relationships, including leading system and network suppliers in the global satellite, mobile cellular, defense, broadcast and aerospace industries, as well as the U.S. federal government (including the U.S. Army, Air Force, Marine Corps and Navy), U.S. state and local governments and allied foreign governments. Approximately 55.4% of the segment’s sales are derived from U.S. government and related agency contracts. Representative customer categories include:

•The U.S. Army, U.S. Marine Corps, U.S. Navy, prime contractors to the U.S. Armed Forces, NATO and foreign governments (i.e., ministries of defense)

•Domestic and international defense customers, as well as prime contractors and system suppliers such as General Dynamics Corporation, Lockheed Martin Corporation, L3Harris Technologies, Inc., Northrop Grumman Corporation, Raytheon Technologies Corporation, The Boeing Company and ViaSat Inc.

•Commercial end-customers also include Claro Argentina, Intelsat S.A., JAXA, NASA, SED Systems (a division of Calian Ltd.), SES S.A. and Speedcast International Limited

•Satellite systems integrators, wireless and other communication service providers, and broadcasters, such as DIRECTTV Group

•Aviation industry system integrators such as Collins Aerospace, an RTX Business

•Oil companies such as Shell Oil Company and PETRONAS

Terrestrial and Wireless Networks Segment

Overview

Our Terrestrial and Wireless Networks segment is a leading provider of next generation 911 (“NG-911”) infrastructure and solutions for state and local governments and carriers. From the moment a 911 call is made, Comtech provides highly reliable solutions that contribute to emergency calls being processed instantly, with proper routing to first responders. Our solutions include feature-rich data sets (such as: precise location information, route optimization, text messaging, photos and real-time video), putting first responders in the best possible position to make decisions when every second counts. Our customers are the businesses, communities and governments that need to implement and improve 911 infrastructure in the U.S., as well as MNOs in the U.S. and abroad that have a need to determine subscriber location within a network or to facilitate messaging services. According to Frost & Sullivan, a leading third-party research firm, we were the second leading NG-911 primary contract holder at year-end 2023, with an estimated market share of 22.1% and a population coverage of nearly 60 million. We have primary statewide contracts in Arizona, Illinois, Iowa, Massachusetts, Ohio, Pennsylvania, South Carolina and Washington. We hold direct contracts in counties in Texas and Missouri (St. Louis County). As such, we believe that we are a leader in public safety communication and location technologies.

On October 17, 2024, we announced that we are executing a strategy to transform Comtech into a pure-play satellite and space communications company. Ongoing and future actions supporting our transformation strategy include an exploration of strategic alternatives for our Terrestrial and Wireless Networks segment, which is well underway.

The Terrestrial and Wireless Networks segment is organized into three service areas: next generation 911 and call delivery, Solacom call handling solutions and trusted location and messaging solutions.

Next Generation 911 and Call Delivery

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

As the U.S., Canada and Australia broadly adopt upgraded NG-911 and call handling solutions, we believe that other countries will follow similar technology and telecommunications advancements. Comtech’s public safety and location technology solutions have been deployed since 2006 and are utilized by domestic MNOs, as well as internationally, to provide reliable device location determination for public safety and commercial applications. Many of our technologies, such as positioning, mapping and text messaging are embedded in our public safety and location offerings to help address mapping, routing and geolocations. Our solutions address Federal Communications Commission ("FCC") mandates for emergency services as they relate to location delivery by supporting precise caller location. Our text messaging platforms are used by wireless carriers to provide short messaging services (“SMS”) to their end-customers as well as being used to communicate with 911 public safety answering points (“PSAPs”).

Solacom Call Handling Solutions

Solacom Guardian is our state-of-the-art call handling solution, which provides an integrated call and text-to-and-from 911 solution on a unified platform. The solution provides a flexible user interface, adapts to varying customer environments and preferences, provides powerful call conferencing capabilities, enhanced reporting capabilities and offers geospatial 911 location call display directly from a customized map. Because of its advanced features, it allows us to offer an immediate upgrade path to existing and new customers and has expanded our presence in the public safety solutions market with more than 700 PSAPs and emergency call centers installed in 5 countries.

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

We are investing in product enhancements for our Guardian platform, which include additional cloud-based capabilities, analytics, and cyber security solutions. We have significantly increased our “911-as-a-Service" (“911aaS”) offering, deploying hosted 911 call centers solutions across numerous states and regions in the U.S. and provinces in Canada, starting with locations where we have existing NG-911 networks.

Trusted Location and Messaging Solutions

We believe that as the industry moves toward digital transformation, customers will be looking for situational awareness solutions that are built on top of mapping and geo-services. Our location technology solutions enable the determination of a mobile device’s geospatial position in a variety of environments, leveraging a wide range of signals including Global Positioning System ("GPS"), Global Navigation Satellite Systems ("GNSS") and multiple cellular positioning technologies ranging from 2G through 5G mobile networks. For our installed base of systems, we provide ongoing operational support, including administration of system components, system optimization, configuration management and maintenance services, including tracking customer support issues, troubleshooting and developing and installing maintenance releases.

Our Location Studio® platform enables customers, particularly public safety agencies, to build their own applications with end-user functionality, such as maps, search, geocoding, routing, and navigation, using their own brand. We believe that customers and prospects are increasingly looking for alternatives to mapping services that are subject to change by the provider, and which meet market privacy and security requirements. The Location Studio® platform is a complete end-to-end location application consisting of maps, map data, including our Trusted OpenStreetMap ("TOSM") geo-services, application program interfaces ("APIs") and software development kits ("SDKs") enabling public safety ecosystems and enterprises to customize unique mapping applications. Map data includes positioning, search, enhanced local content, custom maps, navigation, geo-fencing, tracking integrated with third party data sources like camera feeds and IoT sensor data via cross-platform APIs and SDKs supporting all leading operating systems.

We recently began marketing SmartResponse®, a newly developed cloud-based solution that offers a common operational picture to PSAPs and first responders, enabling an effective data-driven response for security agencies and first responders by providing a holistic information environment for them. This new solution offers streaming live feeds from traffic cameras at and near incident location, and accesses caller information like past residences, criminal history, or next-of-kin information at the tap of a button. Offering a bird's-eye view of integrated data, the SmartResponse® solution empowers first responders to ensure appropriate resources are on the scene and to better serve the public in emergency situations.

Terrestrial and Wireless Networks: Key Markets and Growth Drivers

We are a leading provider of modern public safety and location technologies. Our next generation solutions enable rich, multimedia information to be delivered alongside 911 calls. Also, our E-911 and NG-911 call routing solutions allow cellular carriers and voice over the Internet ("VoIP") carriers, as well as legacy telecommunications carriers, to deliver emergency calls to public safety emergency call centers nationwide. When someone places an emergency call, our technologies identify the call as an emergency call, access the user’s location information from the wireless or VoIP networks and location databases, and route the call to the assigned public safety jurisdiction. Today, we provide public safety and location technologies to many U.S. telecommunication carriers, the largest being Verizon (for which we provide 911 call routing via cellular service). We believe we service a significant portion of the carrier market for 911 cellular call routing applications, along with one other leading competitor.

In addition to our growth in core 911 services, the expected expansion of 988 networks in fiscal 2025 and beyond across the United States is expected to have a positive impact on our business. 988 services provide free and confidential support for people in distress, suicide prevention and crisis resources. We believe we are uniquely positioned to expand our 911 services into 988 services and help mitigate some of the core challenges the network is currently experiencing with area code specific call routing. By connecting the 988 services with our proven 911 infrastructure, we believe that location services critical to dispatch personnel can be improved for 988 exponentially.

In the growth area of 5G networks, new network-based positioning technologies are poised to deliver opportunities thanks to the ongoing digital transformation of multiple industry verticals, including the Public Safety, Transportation, Manufacturing, Healthcare and Retail industries. As these industries increasingly rely on data from connected devices, using location information in real-time is expected to enhance existing business processes and outcomes as well as end user experiences. We believe end-market applications such as worker’s safety in high-risk areas, smart manufacturing and autonomous driving would benefit enormously from new precision-positioning techniques. Also, MNOs can now provide even more advanced location-based services, in addition to existing connectivity solutions.

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

•Comtech INSIGHTS LightSource: Provides first responders a reporting and analytics platform for the rich data created in Comtech’s NG-911 core systems. Authorized users at state, regional, and jurisdiction organizations can see reports and analysis of call, behavior, and location characteristics in both time and geospatial visualizations. Users are able to interact directly with the visualization in real time to focus on desired characteristics to include timeframes, call types, media types, and other information. Authorized users can also schedule reports for automatic delivery via email.

•Comtech INSIGHTS SmartResponse®: Provides first responders of all types (fire, police, medical, state, regional emergency communications centers, dispatch centers, emergency management agencies, fusion cells, intelligence centers, etc.) access to real-time 911 call information and related supplemental information for situational awareness in a geospatial, mapped context. Authorized users can view 911 calls and emergency response vehicles/assets in a 3-D map via a single pane of glass view to enhance response. SmartResponse® is available for use in both emergency centers and response vehicles.

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

Terrestrial and Wireless Networks: Customer Base

Our customer base for the Terrestrial and Wireless Networks segment serves numerous customers, primarily in North America and Australia, with whom we have cultivated longstanding relationships, including state and local governments, and a number of the largest telecommunication companies in the world. Representative customer categories include:

•U.S. state and local governments, such as the Commonwealth of Massachusetts, the Commonwealth of Pennsylvania and the states of Arizona, Iowa, Maine, Ohio, South Carolina, Washington, St. Louis County, MO and the North Central Texas Emergency Communications District

•End-customers also include AT&T Inc., Comcast Corporation, Nokia Corporation, T-Mobile USA, Inc. and Verizon Communications Inc.

•Different solutions deployed with telephone companies and federal, provincial, and local governments in Australia, Canada, Cayman Islands and New Zealand

Business Results and Challenges: Overview

In fiscal 2024, we achieved consolidated net sales of $540.4 million and Adjusted EBITDA of $45.7 million. Our fiscal 2024 performance and outlook for fiscal 2025 are discussed further in Part II – “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fiscal 2024 Highlights and Business Outlook for Fiscal 2025.” For a definition and explanation of Adjusted EBITDA, see Part II – “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of Fiscal 2024 and 2023 – Adjusted EBITDA.”

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

None of the information on our website, blog or any other website identified herein is incorporated by reference in this Form 10-K and such information should not be considered a part of this Form 10-K.

Strategic Transformation

In order to position ourselves to take advantage of additional growth opportunities and meet our strategic objectives, we have followed, and will continue to follow, a disciplined approach in identifying, executing and capitalizing on acquisitions and divestitures of businesses and enabling technologies. Material acquisitions and divestitures in the recent past include:

On November 7, 2023, we completed the divestiture of our solid-state RF microwave high power amplifiers and control components product line, which was included in our Satellite and Space Communications segment, pursuant to a stock sale agreement entered into on October 11, 2023 (the "PST Divestiture"). Net proceeds from the PST Divestiture in fiscal 2024 were $33.2 million and used in part to repay a portion of our outstanding debt at the time, as well as to fund working capital needs.

On October 17, 2024, we announced that we are executing a strategy to transform Comtech into a pure-play satellite and space communications company. Ongoing and future actions supporting our transformation strategy include: an exploration of strategic alternatives for our Terrestrial and Wireless Networks segment, which is well underway; the pursuit of further portfolio-shaping opportunities to enhance profitability, efficiency and focus; and the implementation of additional operational initiatives to both achieve profitable results from operations as well as to align our go-forward cost structure with a pure-play focus on satellite and space communications. In connection with this transformation strategy, we have also undertaken a detailed evaluation of our Satellite and Space Communications segment's product portfolio to identify opportunities to divest, separate and/or rationalize businesses or facilities that are not core to our go-forward focus. Consistent with this effort, in our fourth quarter of fiscal 2024, we made the decision to exit our operations in Basingstoke, United Kingdom. Such operations were established in connection with the prior management team’s fiscal 2020 acquisition of CGC Technology Limited, which primarily served customers in Europe. Following the acquisition, Comtech continued to invest in the Basingstoke facility to advance LEO constellation-based antenna technologies in anticipation of significant production orders. Taking into consideration the significant ongoing investment as well as unfavorable contract terms on prospective antenna sales, we concluded such operations would not generate an attractive return on invested capital and made the decision to exit these operations. Furthermore, over the past several months, we have conducted an intensive review of our product portfolio to focus future investment on our most strategic, high-margin revenue opportunities within the Satellite and Space Communications segment. There can be no assurance that the exploration of strategic alternatives will result in a transaction or other strategic changes or outcomes. While anticipated to improve our profitability in future periods, such actions may result in near-term restructuring charges.

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

We intend to continue to expand international marketing efforts, as needed, by engaging additional independent sales representatives, distributors and value-added resellers and by establishing foreign sales offices. In addition, we expect to leverage our relationships with larger companies (such as prime contractors to the U.S. government and large mobile wireless operators) to market our technology solutions. In fiscal 2025, we expect to continue expanding our social media and Internet presence and further developing an updated marketing and branding strategy.

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

Our products and services in many of our product lines have long sales cycles. Once a product is designed into a system, customers may be reluctant to change the incumbent supplier due to the extensive qualification process and potential redesign required in using alternative sources. In addition, in recent years, we have found that overall sales cycles for each of our product lines have significantly increased, as we continue to support our customer's overall migration and upgrade to newer designs and technologies.

Sales by geography and customer type, as a percentage of related net sales, are as follows:

	Fiscal Years Ended July 31,
	2024	2023	2022	2024	2023	2022	2024	2023	2022
	Satellite and Space Communications			Terrestrial and Wireless Networks			Consolidated
U.S. government	55.4%	49.9%	45.6%	1.1%	1.7%	2.4%	33.7%	31.3%	27.2%
Domestic	15.1%	16.7%	18.0%	89.4%	89.2%	88.1%	44.8%	44.7%	47.8%
Total U.S.	70.5%	66.6%	63.6%	90.5%	90.9%	90.5%	78.5%	76.0%	75.0%

International	29.5%	33.4%	36.4%	9.5%	9.1%	9.5%	21.5%	24.0%	25.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the DoD, intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. For fiscal 2024, except for the U.S. government, there were no customers that represented more than 10% of consolidated net sales. For fiscal 2023 and 2022, included in domestic sales are sales to Verizon Communications Inc. ("Verizon"), which were 10.6% and 11.1% of consolidated net sales, respectively.

International sales for fiscal 2024, 2023 and 2022 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $115.9 million, $132.1 million and $121.4 million, respectively. When we sell internationally, we denominate most of our contracts in U.S. dollars. Some of our sales to international customers are paid for by letters of credit or on an open account. From time to time, some of our international customers may require us to provide performance guarantees.

Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for fiscal 2024, 2023 and 2022.

Backlog

Our backlog as of July 31, 2024 was $798.9 million (of which $278.9 million was attributed to the Satellite and Space Communications segment and $520.0 million was attributed to the Terrestrial and Wireless Networks segment). Such amount represented a new record level of consolidated backlog for our Company. We estimate that a substantial portion of the backlog as of July 31, 2024 will be recognized as sales during the next twenty-four month period, with the rest thereafter. Such estimate could be impacted by our transformation strategy discussed above, under the section "Strategic Transformation."

At July 31, 2024, 66.6% of our backlog consisted of orders for use by U.S. commercial customers, 18.8% consisted of U.S. government contracts, subcontracts and government funded programs and 14.6% consisted of orders for use by international customers (including sales to U.S. domestic companies for inclusion in products that will be sold to international customers).

Our backlog is defined as orders (sometimes also referred to herein as bookings) that we believe to be firm. Backlog that is derived from U.S. government orders relates to U.S. government contracts that have been awarded, signed and funded. Backlog for our U.S. government customers also includes amounts appropriated by Congress and allotted to the contract by the procuring government agency. Such backlog does not include the value of options that may be exercised in the future on multi-year contracts, nor does it include the value of additional purchase orders that we may receive under indefinite delivery/indefinite quantity ("IDIQ") contracts or basic ordering agreements. In some cases, such as contracts received from large U.S. based telecommunication companies, our backlog may include the value of customer authorizations to proceed or may be computed by multiplying the most recent month’s contract or revenue by the months remaining under the existing long-term agreements, which we consider to be the best available information for anticipating revenue under those agreements. When we acquire a company with existing contracts, we only record bookings for those contracts that meet our definition. Almost all of the contracts in our backlog (including firm orders previously received from the U.S. government) are subject to modification, cancellation at the convenience of the customer, or for default in the event that we are unable to perform under the contract.

Please see "Strategic Transformation" section discussed above, as well as Item 1A – “Risk Factors” under Part I of this Form 10-K for more information about risks pertaining to recognition of our backlog.

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

There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual amount and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual recognition of revenue on contracts included in backlog may never occur or may change because a program schedule could change, a customer may not follow up with order details (e.g., delivery instructions), fluctuations in currency exchange rates after an order is placed could cause our products to become too expensive for a foreign customer, a customer’s program could be canceled, a contract could be reduced, modified or terminated early due to changes in a customer’s priorities, funding may not be included in future budgets, actual indirect rates being reimbursed on U.S. government contracts may ultimately be less than those indirect rates included in our initial proposals, or an option that we had assumed would be exercised is not exercised. As a result of these contingencies, we may adjust our backlog if we determine that such orders are no longer firm and/or funded. In addition to adjustments from these types of contingencies, variations in backlog from time to time are attributable, in part, to changes in sales mix, the timing of contract proposals, the timing of contract awards, delivery schedules on specific contracts, new bookings obtained through acquisitions or reductions due to divestitures or other restructuring type activities. A large majority of the solutions in our satellite ground infrastructure technologies product line within our Satellite and Space Communications segment operate under short lead times. Backlog in both our Satellite and Space Communications segment and Terrestrial and Wireless Networks segment has been, and could be, highly influenced by the nature and timing of orders received from federal, state and local governments and defense-related agencies, causing such orders to be subject to unpredictable funding, deployment and technology decisions by such customers. As a result, we believe our backlog and orders, at any point in time, are not necessarily indicative of the total sales anticipated for any future period.

Research and Development

We have established leading technology positions in our fields through internal and customer-funded research and development activities.

Internal research and development expenses are reported as research and development expenses for financial reporting purposes and were $24.1 million, $48.6 million and $52.5 million in fiscal 2024, 2023 and 2022, respectively, representing 4.5%, 8.8% and 10.8% of total consolidated net sales, respectively, for these periods. Customer-funded research and development activities relate to the adaptation of our basic technology to specialized customer requirements which is recoverable under contracts and is reflected in net sales with the related costs included in cost of sales. Certain of our government customers also contract with us from time to time to conduct research on telecommunications software, equipment and systems. During fiscal 2024, 2023 and 2022, we were reimbursed by customers for such activities in the amounts of $18.9 million, $14.0 million and $9.8 million, respectively.

In addition to the recent increases in customer-funded research and development activities, in fiscal 2024, we also experienced an increase in engineering efforts related to cost to fulfill contract assets and internal use software, for which we capitalized $2.9 million and $3.8 million, respectively. As a result of these trends and the impact of prior reductions in force announced in fiscal 2023, our research and development expenses for financial reporting purposes significantly decreased in fiscal 2024 as compared to historical periods.

During fiscal 2024, 2023 and 2022, we incurred $4.1 million, $3.8 million and $1.2 million, respectively, of strategic emerging technology costs for next-generation satellite technology to advance our solutions offerings to be used with new broadband satellite constellations. A significant portion of the fiscal 2024 costs related to our steerable antenna operations in Basingstoke, United Kingdom, which we decided to exit in the fourth quarter of fiscal 2024, as discussed above in the section "Strategic Transformation." We are evaluating this new market in relation to our long-term business strategies, and expect to incur additional costs in fiscal 2025. However, such costs will be reported in the future as part of our ongoing research and development activities and not added back to our Adjusted EBITDA.

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

Some large defense-based companies have subsidiaries or divisions that compete against us in one or more business segments. In addition, new and potential competitors are always emerging. Certain of our customers, such as prime contractors who currently outsource their engineering and manufacturing requirements to us, have technological capabilities in our product areas and could choose to replace our products with products they develop. In some cases, we partner or team with companies (both large and mid-tier) to compete against other teams for large defense programs. In some cases, these same companies may be among our competitors.

Listed below, in alphabetical order, are some of our competitors in each of our two business segments:

Satellite and Space Communications – Advantech Co., Ltd., Aethercomm Inc. (acquired by Frontgrade Technologies, a portfolio company of Veritas Capital), Agilis Satcom, AMERGINT Technologies, Inc., Amkom Design Group Inc., AnaCom, Inc., Codan Limited, Communications and Power Industries (also referred to as "CPI"), Datum Systems, Inc., dB Control Corp. (a subsidiary of HEICO Corp.), ETM Electromatic Inc. (acquired by Teledyne Technologies Inc.), Gilat Satellite Networks Ltd., Empower RF Systems, Inc., General Dynamics Corporation, Hughes Network Systems, LLC (a subsidiary of EchoStar), KVH Industries, Inc., Kratos Defense and Security Solutions (Including Kratos RT Logic and Avtec Systems, Inc.), L3Harris Technologies, Inc., Mission Microwave Technologies, LLC, ND Satcom GmbH, Novelsat LTD, Panasonic Corporation, Paradise Datacom Ltd. (a subsidiary of Teledyne Technologies Incorporated), Raytheon Technologies Corporation, SatixFy Israel Ltd., ST Engineering iDirect, Inc. (including Newtec), Starlink Services, LLC (a wholly owned subsidiary of SpaceX), Terrasat Communications Inc., Trace Systems Inc., TrellisWare Technologies, Inc., Ultra Intelligence and Communications, and ViaSat, Inc.

Terrestrial and Wireless Networks – AT&T Inc., Atos, Bandwidth.com, Carbyne, Central Square Technologies, 8x8, Inc., Everbridge, Inc., Hexagon AB, Immersive Labs, INdigital (acquired by Novacap), Intersec, Intrado Corporation (formerly West Corporation), LM Ericsson, Lumen Technologies, Inc. (formerly CenturyLink, Inc.), Mobilaris AB, Mobile Arts AB, Motorola Solutions, Inc., NGA911, NextNav, Inc., Nokia Networks (a subsidiary of Nokia Corporation), Polaris Wireless, RapidDeploy, Inc., RapidSOS, Rave Mobile Safety, Sinch AB (Inteliquent), Synergem Technologies, SS8, TomTom N.V., Versaterm Public Safety Inc., WestTel, and Zetron.

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

Human Capital

Our employees are one of our most valuable assets and we believe our success depends on the talent we attract and retain. Our comprehensive people strategy continues to focus on developing a meaningful plan to enhance our employees’ engagement and interests, which will complement and build on our strong foundation. We are passionate about building meaningful employee engagement and happiness through a variety of programs, initiatives, and other opportunities that are addressed in our People Strategy. As part of this strategy, we are providing a foundation for a diverse, inclusive and equitable workplace where employees feel they belong, their views are valued, and they are empowered to pursue opportunities they are passionate about. Our People Strategy is also focused on meeting and executing our strategic recruitment initiatives, developing and promoting talent; supporting competitive benefits and wellness programs; and emphasizing the importance of our employees’ health, safety and wellness.

Fostering Proactive Belonging

We believe the principle of hospitality acts as a catalyst for fostering a sense of proactive belonging, a key component for achieving a sustainable impact. At the heart of our approach is the intentional act of bringing people together across social, cultural, and experiential gaps. By creating opportunities for provocative thinking and meaningful experiences, we are able to challenge assumptions that disrupt our innate habits of thinking and behaving.

We expect our employees and contractors to foster authentic connections, cultivate hospitable spaces, embrace disorienting dilemmas, and emphasize continuous learning. Our policy promotes equal employment opportunities without discrimination or harassment on the basis of race, color, national origin, religion, sex, age, disability, or any other status protected by law. Our Chief People Officer is committed to driving these policies and efforts across the enterprise to cultivate a strong culture of inclusivity.

We value a workforce that is diverse by thought. To promote this initiative, we reach out to a variety of institutions, attend recruiting events aimed at attracting talent of various backgrounds and cultures; and emphasize creating opportunities of belonging during our talent, promotion, and succession planning.

At least once per month we organize an event or engagement where employees are encouraged to participate to celebrate our workforce and our communities. Events include Asian American Pacific Islander Heritage Month, International Women’s Day, Breast Cancer Awareness Month, and Pride Month, among others. In fiscal 2024, we emphasized our commitment to celebrations like Pride Month by featuring a lunch and learn webinar led by one of our Executive Team Leaders who discussed their journey as a member of the LGBTIQA+ community. Each year we also commemorate "Honor Week” by spotlighting our veteran employees and recognizing their accomplishments. In fiscal 2024, we also launched our first Employee Resource Group focusing on Women’s Leadership to deepen and expand our efforts in this space.

Employee Workforce

Employee workforce consists of the following at July 31, 2024 and 2023:

	2024	2023
Women	24%	22%
People of Color*	39%	38%
Veterans	12%	10%
People with Disabilities	7%	5%
*People of Color include employees who identify with any race other than white.

Developing and Retaining Talent

Our employees are one of our most valuable assets and we believe our success depends on the talent we attract and retain. Our comprehensive people strategy continues to focus on developing a meaningful plan to enhance our employees’ engagement and interests, which will complement and build on our strong foundation.

To meet and execute our strategic business goals, we are focused on sourcing, attracting, and retaining top talent, including those with engineering, science, and technical backgrounds. To boost our talent attraction efforts, we partner with local university student organizations, such as Arizona State University, to educate students about our work and to hire interns throughout our organization. This year, our total internship class was comprised of 24 students, up from 12 students in fiscal 2023. We designed our internship program to be a hands-on program that exposes students to a wide variety of activities and allows them to learn from real-world projects. All interns are paired with a mentor and are invited to attend weekly lunch and learns to receive insights about our culture and working environment.

We value employee development at all career stages and performance levels. We have made significant investments to provide ongoing training and career development opportunities by offering courses through our online learning management system. We offer job-specific skills training to promote and develop advancement within the organization and to enhance skills. In fiscal 2024 we launched Comtech University through a learning management system that is available year-round for development courses facilitated by a training coordinator. We are developing additional courses focusing on financial, leadership, and lean management skills. We also developed a “Program Management Office” academy for program management employees which includes courses and training to become a certified project manager and introduce company-wide best practices and procedures.

We are working to build stronger employee engagement through several new initiatives. We believe that strong communication is key to providing the foundation for an engaged workforce. Company news, employee opportunities, company initiatives, and events are communicated through our internal and external blogs and our redesigned company-wide intranet. Since launching our new MyComtech intranet site, we have identified new ways to recognize our employees. We commenced our Meet the Team series profiling one employee each month in a monthly article released on our intranet. Through the series, employees are able to learn about a fellow team member including their current position, career path, background, and interests outside of work. Mentorship and collegiality are strongly valued at Comtech. We value exceptional employees who make a difference to the communities where we operate. In addition to spotlighting employee achievements through our communication channels, we have introduced other initiatives such as awards to motivate and recognize employees who go the extra mile.

At July 31, 2024, we had 1,676 employees (including temporary employees and contractors), 1,048 of whom were engaged in production and production support, 337 in research and development and other engineering support and 291 in marketing and administrative functions. None of our U.S. based employees are represented by a labor union. Of our 1,676 employees, 345 employees are based outside of the United States, including 142 employees in Canada, 88 employees in the United Kingdom, and 87 employees in India. We believe that our employee relations are good. Subsequent to our fiscal year end, headcount based in the United Kingdom was significantly reduced as a result of our fourth quarter of fiscal 2024 decision to cease operations at such location.

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

Employee wellness is important to Comtech. All employees and their households have access to an employee assistance program, as well as a health advocate program to help with all aspects of benefits, family life, financial concerns, legal issues and transition to retirement. Assistance is available 365 days per year, 24 hours per day. This year employees had an opportunity to participate in wellness events as a company-wide challenge.

We rigorously review our benefit and compensation plans to maintain competitive packages that reflect the wellness needs of our workforce and the marketplace. These programs include 401(k) plans, comprehensive health packages, and welfare benefits, among many others. We support pay equity for all employees within the same geographic area, experience level, and performance standards. This year we added several new benefits including a legal plan and discounted pet insurance.

Environment

We are committed to reducing our environmental impact across our value chain, including in the design of our products, operation of our facilities, and procurement of materials. We are also committed to maintaining compliance with the various global environmental regulations that are applicable to our business segments, including with the respect to the waste and emissions generated at our facilities. Our Board of Directors is responsible for the oversight of our environmental efforts, and the management of climate-related issues is overseen by our Chief Legal Officer.

In September 2023, we completed our first climate change disclosure through CDP, which includes a baseline greenhouse gas inventory for company-wide Scope 1 and 2 emissions. In fiscal 2024, we completed our second Greenhouse Gas ("GHG") inventory. Having established a foundation, we are working to build on our environmental strategy and initiatives.

We seek to increase efficient usage of building space, respond to increased work-from-home and reduced requirements for office space, and encourage reduced employee commuting. We offer our employees incentives to promote greener commuting options through rideshare programs.

We are committed to providing a workplace which values the health, safety, and well-being of our employees, contractors, and visitors to our facilities, complying with Environment, Health and Safety ("EHS") legal requirements, and minimizing EHS risk. In fiscal 2024, we developed a comprehensive EHS Management System ("EHSMS"), designed to align with the core elements of international standards for environmental and occupational health and safety management systems, while placing a risk-based focus on the elements most relevant to our operations. The EHSMS has the goals of engaging employees at all levels of the organization in the prevention of work-related injuries and illnesses, reducing environmental impacts, and fostering a culture of continuous improvement.

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

As a U.S. government contractor and subcontractor, we are subject to a variety of rules and regulations, such as the Federal Acquisition Regulations ("FAR"). Individual agencies can also have acquisition regulations. For example, the DoD implements the FAR through the U.S. Defense Federal Acquisition Regulation Supplement (commonly known as "DFARS"). For all Federal government entities, the FAR regulates the phases of any product or service acquisition, including: acquisition planning, competition requirements, contractor qualifications, protection of source selection and vendor information, and acquisition procedures. In addition, the FAR addresses the allowability of supplier costs, while Cost Accounting Standards address how those costs can be allocated to contracts. The FAR also subjects suppliers to audits and other government reviews. These reviews cover issues such as cost, performance and accounting practices relating to our contracts. The government may challenge a supplier's costs and fees or require corrective actions which can delay programs and increase our costs. Suppliers are also required to comply with the National Industrial Security Program Operating Manual which relates to the handling of classified materials and programs and is administered by the Defense Counterintelligence and Security Agency (“DCSA”). Suppliers who do not comply with these various regulations may lose and/or become ineligible for facility security clearances and/or participation in classified and non-classified programs.

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

In fiscal 2024, $182.3 million or 33.7% of our consolidated net sales were to the U.S. government (including sales to prime contractors to the U.S. government). Of this amount, firm fixed-price and cost-reimbursable type contracts (including fixed-fee, incentive-fee and time and material type contracts) accounted for $135.5 million and $46.8 million, respectively.

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

Our international sales are subject to U.S. and foreign regulations such as the Arms Export Control Act, the International Emergency Economic Powers Act ("IEEPA"), the International Traffic in Arms Regulations ("ITAR"), the Export Administration Regulations ("EAR") and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control ("OFAC"), the Department of Commerce ("DoC") and their foreign counterparts as well as other applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations. We must comply with all applicable export control laws and regulations of the U.S. and other countries. Certain of our products and systems may require licenses from U.S. government agencies for export from the U.S. or other countries, and some of our products are not permitted to be exported. We cannot be certain that we will be able to obtain necessary export licenses, and such failure would materially adversely affect our operations. If we are unable to receive appropriate export authorizations in the future, we may be prohibited from selling our products and services internationally, which may limit our sales and have a material adverse effect on our business, results of operations and financial condition. In addition, in certain cases, U.S. and foreign export controls also severely limit unlicensed technical discussions, such as discussions with any persons who are not U.S. citizens or permanent residents. As a result, in cases where we may need an export license, our ability to compete against a non-U.S. domiciled foreign company that may not be subject to the same U.S. laws may be materially adversely affected. In addition, we are subject to the FCPA and other local laws that generally bar bribes or unreasonable gifts to foreign governments or officials. Violations of these laws or regulations could result in significant sanctions, including disgorgement of profits, fines, and criminal sanctions against us, our officers, our directors, or our employees, more onerous compliance requirements, more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. A violation of any of the regulations enumerated above could materially adversely affect our business, financial condition and results of operations. Additionally, changes in regulatory requirements could further restrict our ability to deliver services to our international customers or negatively impact our business, including the addition of a country to the list of sanctioned countries under the IEEPA or similar legislation.

In the past, we have self-reported violations of export control laws or regulations to the U.S. Department of State, Directorate of Defense Trade Controls ("DDTC"), DoC, OFAC and their foreign counterparts. In addition, we have made various commitments to U.S. government agencies that oversee trade and export matters that we will maintain certain policies and procedures including maintaining a company-wide Office of Trade Compliance and conducting ongoing internal assessments and reporting any future violations to those agencies.

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

•Ongoing instability and conflicts in global markets, including in the Ukraine and Eastern Europe, Israel, Lebanon, the Gaza Strip and the Middle East and Asia, and the attending possibility of economic sanctions, have created and may continue to create economic and political disruption that could adversely impact our revenue, gross margins and financial results.

Strategic Transformation Risks
•We may fail to realize all of the anticipated benefits of our operational initiatives, including the strategic alternatives for our Terrestrial and Wireless Networks segment and further portfolio-shaping opportunities, or those benefits may take longer to realize than expected.

•Our transformation strategy may require a substantial portion of the time and attention of our management team, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

Business Risks
•Our current cash and liquidity projections raise substantial doubt about our ability to continue as a going concern.

•Our business outlook is difficult to forecast and operating results are subject to significant fluctuations and are likely to be volatile.

•Our backlog is subject to customer cancellation or modification and such cancellations or modifications could result in a decline in sales and increased provisions for excess and obsolete inventory.

•Our efforts to invoice and collect unbilled receivables may be unsuccessful.

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

•Disputes with our subcontractors or key suppliers or their inability to deliver on a timely basis, could cause delays in our shipments.

•Our estimates regarding future warranty obligations may change based on a variety of factors, impacting future cost of revenue.

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

•Divestitures of portions of our business in the course of pursuing strategic alternatives and revisiting our portfolio could prove difficult to carve out, disrupt our business, dilute stockholder value or adversely affect operating results or the market price of our common stock.

•Our investments in recorded goodwill and other intangible assets have been impaired and may be further impaired as a result of future business conditions, a deterioration of the global economy or if we change our reporting unit structure as we pursue strategic alternatives.

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

•The success of our business is dependent on compliance with FCC rules and regulations and similar foreign, state and local laws and regulations.

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

The effects of inflation and labor challenges have caused, and we expect will continue to cause further delays in the supply chain. Despite our attempts to mitigate the impact on our business, constrained supply chain conditions have and are expected to continue to adversely impact our costs of goods sold and may impact the timing and amount of revenue we realize. During fiscal 2024, we experienced disruptions in our supply chain relating to later-than-expected delivery of certain key components from several suppliers that adversely impacted our revenue in fiscal 2024. In addition, the ongoing supply chain issues have affected the quality of the components we receive. Certain parts received in fiscal 2024 did not meet our quality specifications and we were unable to use them.

We obtain certain components and subsystems from a single source or a limited number of sources. Some of our single source suppliers, particularly those that provide satellite ground station and troposcatter components, have reported to us that they are having disruptions in their respective supply chains. These single source components, which include items such as RF filters and custom fiber connectors are in limited supply with very long lead times. In some cases, we have now depleted our stock inventory and we are on waiting lists to obtain additional components. In order to ship certain items during fiscal 2024, we must obtain additional components to produce certain finished goods. We continue to seek new suppliers and inventory elsewhere. In light of current challenges in the supply chain, we may not be able to qualify alternate suppliers for our components.

Heading into our fiscal 2025, we have a significant portion of our targeted revenues in our backlog. However, if shipments from our backlog are delayed or we are unable to obtain expected orders or components, our business outlook will prove to be inaccurate. These aforementioned supply chain constraints, and their related challenges could result in future shortages, increased material costs or use of cash, engineering design changes, and delays in new product introductions, each of which could adversely impact our revenue, gross margins and financial results. There can be no assurance that the impacts of all the aforementioned conditions will not continue, or worsen, in the future.

If global economic business and political conditions deteriorate as compared to the current environment it could have a material adverse impact on our business outlook and our business, operating results and financial condition.

Many of the end-markets for our products and services may be significantly impacted for other issues that result in adverse global economic conditions. For example, many of our international end-customers are in emerging and developing countries that are subject to sweeping economic and political changes. Many governments around the world are under pressure to reduce their spending. From time to time, global oil and natural gas prices have been volatile and have significantly impaired the ability of certain of our government customers in the oil and gas producing regions of the world to invest in telecommunications products and infrastructure. Additionally, from time to time, the relative strength of the U.S. dollar against many international currencies has negatively impacted the purchasing power for many of our international end-customers because most of our sales are denominated in U.S. dollars. We generate significant sales from many emerging and developing countries and any such reduced purchasing power of our customers could adversely impact our sales and backlog.

If credit in financial markets outside of the U.S. remains difficult to obtain, our international customers and suppliers may find it difficult to obtain financing, which could result in a decrease in or cancellation of orders for our products and increased transaction costs (e.g., insurance, performance bonds). Volatility of financing conditions may cause our customers to be reluctant to spend funds required to purchase our solutions and could cause their projects to be postponed or canceled. In addition, if an adverse economic environment and lack of financing results in insolvencies for our customers, it would adversely impact the recoverability of our accounts receivable and/or inventories which would, in turn, adversely impact our results of operations.

We believe that the current global economic business environment is unstable and sudden negative changes could result in the immediate suppression of end-market demand for many of our products such as satellite ground station technologies and other short lead-time products. The timing, impact, severity and duration of these conditions are difficult to predict. If U.S. or global economic conditions deteriorate, or political conditions become unstable, or additional economic sanctions are imposed on some of our end-customers, it could adversely impact our business in a number of ways. In the past, our businesses have been negatively affected by uncertain economic environments in the overall market and, more specifically, in the telecommunications sector. Our customers have reduced their budgets for spending on telecommunications equipment and systems and in some cases postponed or reduced the purchase of our products and systems. In the future, our customers may again reduce their spending on telecommunications equipment and systems which would negatively impact our business. If this occurs, it would adversely affect our outlook, net sales, profitability and the recoverability of our assets, including intangible assets such as goodwill.

We have significant operations in Arizona, Florida, California, Washington State, Maryland and other locations which could be materially and adversely impacted in the event of a terrorist attack and government responses thereto or significant disruptions (including natural disasters) to our business.

Terrorist attacks, the U.S. and other governments' responses thereto, and threats of war could adversely impact our business, results of operations and financial condition. For example, our 911 hosted location-based services and satellite teleport services operations depend on our ability to maintain our computer equipment and systems in effective working order, and to protect our systems against damage from fire, natural disaster, terrorist attack, power loss, telecommunications failure, sabotage, unauthorized access to our system or similar events.

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

We currently, and intend to continue to, operate a high-volume technology manufacturing center located in Arizona. A terrorist attack or similar future event may disrupt our operations or those of our customers or suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. If a natural disaster or other business interruption occurred with respect to our high-volume technology manufacturing center, we do not have immediate access to other manufacturing facilities and, as a result, our business, results of operations and financial condition could be materially adversely affected. The loss of our facility in Arizona would have a negative impact on our production capability and we would incur unexpected costs and lost revenue associated with our inability to meet our contractual commitments.

We design and manufacture our over-the-horizon microwave equipment and systems in Florida, where major hurricanes have occurred in the past, and amplifiers in Santa Clara, California, an area close to major earthquake fault lines. Additionally, certain of our Terrestrial and Wireless Networks segment activities are conducted in Washington State near a fault line. We maintain operations in Maryland near a U.S. Navy facility which may be more prone to a terrorist attack. Our operations in these and other locations (such as in our high-volume technology manufacturing center located in Arizona), could be subject to natural disasters or other significant disruptions, including hurricanes, tornadoes, typhoons, tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, medical epidemics, acts of terrorism, power shortages and blackouts, telecommunications failures, and other natural and man-made disasters or disruptions.

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

Ongoing instability and conflicts in global markets, including in the Ukraine and Eastern Europe, Israel, Lebanon, the Gaza Strip and the Middle East and Asia, and the attending possibility of economic sanctions, have created and may continue to create economic and political disruption that could adversely impact our revenue, gross margins and financial results.

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

The military conflict between Russia and Ukraine has impacted our sales pipeline and continues to have repercussions for our business. Although sales into Russia represented approximately 1% of our consolidated net sales in fiscal 2024 and 2023, consolidated net sales into Russia in fiscal 2025 and beyond had been expected to grow. As a result of the economic sanctions against Russia, however, we have stopped accepting new orders in Russia and initiated a wind down of operations in fiscal 2024.

As a result of this conflict, from time to time over the past two years, we believe that certain customers (including the U.S. government, Ukraine and neighboring countries) paused procurement and deployment of satellite and troposcatter communication systems, and instead began purchasing war-fighting equipment.

Accordingly, it has become difficult to predict the timing or dollar amount of our contract awards in the region. For example, we anticipated being awarded several opportunities to provide wireless communication systems (including troposcatter systems) to Ukraine and neighboring countries for a variety of both defense and communications uses. However, while we continue to track such opportunities and believe that they will ultimately be awarded to us, such opportunities continue to be delayed. Additionally, funding for opportunities with other customers that we expected to book and ship has also been shifted to other programs and/or temporarily delayed as a result of changes in defense spending priorities.

Prior to this conflict, we maintained a small group of employees who supported certain UHP-branded satellite communications products. In fiscal 2024, we continued to expand our operations and shift certain commercial software development and support activities to Canada. However, as we are currently in an environment where software engineering talent is already in high demand and commands a premium, we expect to incur additional annual expenses in connection with this personnel shift for our UHP products. We may not be able to timely ramp up our operations in Canada or elsewhere on a sufficient scale to support anticipated growth of our UHP products, which could adversely impact future revenues, gross margins and operations.

The U.S. Government's budget deficit, as well as a breach of the debt ceiling, could have an adverse impact on our operations.

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

Strategic Transformation Risks

We may fail to realize all of the anticipated benefits of our operational initiatives, including the strategic alternatives for our Terrestrial and Wireless Networks segment and further portfolio-shaping opportunities, or those benefits may take longer to realize than expected.

On October 17, 2024, we announced that we are executing a strategy to transform Comtech into a pure-play satellite and space communications company. There can be no assurance that the exploration of strategic alternatives will result in a transaction on terms acceptable to us or other strategic changes or outcomes. Even if a transaction or series of transactions were completed, there can be no assurance as to the timing of completing these activities. Moreover, we may not realize any or all of the anticipated benefits from our pursuit of strategic alternatives for our Terrestrial and Wireless Networks segment, or the anticipated benefits from further portfolio-shaping opportunities, and related transactions could in fact adversely affect our business. Our ability to realize the anticipated benefits of our transformation strategy and further portfolio-shaping opportunities will depend, to a large extent, on our ability to continue to focus on satellite and space communications and to achieve more predictable growth in the absence of any divested businesses, including the Terrestrial and Wireless Networks segment. Some of the anticipated benefits may not occur for a significant period of time. In addition, we may retain certain liabilities or obligations related to our Terrestrial and Wireless Networks segment or other businesses that may arise under contract or law, or may have difficulties enforcing our rights, contractual or otherwise, against the buyer. The focus on becoming a pure-play satellite and space communications company and the related transactions may not enhance long-term stockholder value as anticipated. Further, our strategic transformation could result in near term restructuring charges and a material impairment of our goodwill and/or intangible assets, among other things.

Many of these factors will be outside of our control and any one of them could result in increased costs, including restructuring charges, decreases in the amount of expected revenues and diversion of management’s time and energy, which could adversely affect our business, financial condition and results of operations. In addition, the process of such strategic transformations, including divesting assets, carries an inherent risk of market fluctuations and economic uncertainties that could undermine the value we expect to realize.

Our transformation strategy may require a substantial portion of the time and attention of our management team, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

Our management team has spent, and continues to spend, a significant amount of time and effort focusing on our transformation strategy. This diversion of attention may have an adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the time it takes to complete our transformation strategy is protracted. During the pendency of the transformation strategy, our employees may face considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations. Likewise, we could experience losses of customers who may be concerned about our ongoing long-term viability.

Business Risks

Our current cash and liquidity projections raise substantial doubt about our ability to continue as a going concern.

Pursuant to the requirements of ASC Topic 205-40, "Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern," we are required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. This evaluation does not take into consideration the potential mitigating effect of our plans that have not been fully implemented or are not within our control as of the date the audited Consolidated Financial Statements are issued. When substantial doubt exists, we are required to evaluate whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of our plans, however, is only considered if both (i) it is probable that the plans will be effectively implemented within one year after the date that the Consolidated Financial Statements are issued, and (ii) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued.

As of the date these financial statements were issued (the "issuance date"), we evaluated whether the following adverse conditions, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern over the next twelve months beyond the issuance date.

Over the past three fiscal years, we incurred operating losses of $79.9 million, $14.7 million and $33.8 million in fiscal 2024, 2023 and 2022, respectively. In addition, over the past three fiscal years, net cash used in operating activities was $54.5 million and $4.4 million in fiscal 2024 and 2023, respectively, and net cash provided by operating activities was $2.0 million in fiscal 2022. Our ability to meet future anticipated liquidity needs over the next year beyond the issuance date will largely depend on our ability to generate positive cash inflows from operations, maximize our borrowing capacity under our Credit Facility, as discussed further below, and or secure other sources of outside capital. While we believe we will be able to generate sufficient positive cash inflows, maximize our borrowing capacity and secure outside capital, there can be no assurance our plans will be successfully implemented and, as such, we may be unable to continue as a going concern over the next year beyond the issuance date.

As discussed further in "Notes to Consolidated Financial Statements - Note (8) - Credit Facility" included in "Part II - Item 8. Financial Statements and Supplementary Data," included in this Form 10-K (which discussion is incorporated herein by reference), on June 17, 2024, we entered into a $222.0 million credit facility with a new syndicate of lenders, which replaced our prior credit facility. As further discussed below, we subsequently amended the credit facility on October 17, 2024 (the "Credit Facility"). The Credit Facility consists of a committed $162.0 million term loan (“Term Loan”) and $60.0 million revolver loan (“Revolver Loan”). At July 31, 2024 and October 25, 2024 (the date closest to the issuance date), total outstanding borrowings under the Credit Facility were $194.2 million and $199.1 million, respectively. At both July 31, 2024 and October 25, 2024, $32.5 million was drawn on the Revolver Loan. As of the issuance date, our available sources of liquidity approximate $28.7 million, consisting solely of qualified cash and cash equivalents. That is, our available sources of liquidity do not include the remaining portion of the committed Revolver Loan due to the lenders' consent right, discussed below, to any borrowings that exceed $32.5 million.

The Credit Facility, among other things, requires compliance with new restrictive and financial covenants, including: a maximum allowable Net Leverage Ratio of 3.25x for the fiscal quarter ending January 31, 2025; a minimum Fixed Charge Coverage Ratio of 1.20x for the fiscal quarter ending January 31, 2025; a minimum Average Liquidity requirement at each quarter end of $20.0 million; and a minimum EBITDA of $35.0 million for the fiscal quarter ending October 31, 2025. Such ratios adjust under the Credit Facility in future periods.

The Credit Facility was amended on October 17, 2024 to waive certain defaults or events of default, including in connection with our Net Leverage Ratio and Fixed Charge Coverage Ratio covenants as of July 31, 2024. The amendment also provides for, among other things: (i) increases the interest rate margins applicable to the loans; (ii) modifies certain financial and collateral reporting requirements; (iii) provides a lender consent right with respect to $27.5 million of Revolver Loan borrowings above $32.5 million; (iv) permits the incurrence of $25.0 million of senior unsecured subordinated debt (as described below); (v) amends the maturity date to the earlier of (x) July 31, 2028 or (y) 90 days prior to the earliest date that the debt under the Subordinated Credit Agreement (as defined below) becomes due and payable; and (vi) suspends financial covenant testing through the end of our fiscal quarter ending January 31, 2025.

In addition, we entered into a Subordinated Credit Agreement with the existing holders of our Convertible Preferred Stock (the “Subordinated Credit Agreement”) on October 17, 2024, which provides a subordinated unsecured term loan facility in the aggregate principal amount of $25.0 million (the “Subordinated Credit Facility”). The proceeds of the Subordinated Credit Facility: (i) cured our default on certain financial covenants under the Credit Facility, as discussed above; (ii) provides additional liquidity to us; and (iii) funds our general working capital needs, including support of our strategic transformation initiatives, as discussed below.

Our ability to meet our current obligations as they become due may be impacted by our ability to remain compliant with the financial covenants required by the Credit Facility, or to obtain future waivers or amendments from the lenders in the event compliance is not maintained. While we believe we will be able to secure such waivers or amendments, as needed, there can be no assurance such waivers or amendments will be secured or on terms that are acceptable to us. If we are unable to secure waivers or amendments, the lenders may declare an event of default, which would cause an immediate acceleration and repayment of all outstanding principal, interest and fees due under our Credit Facility. Absent our ability to repay the forgoing amounts upon the declaration of an event of default, the lenders may exercise their rights and remedies under the Credit Facility, which may include, among others, a seizure of substantially all of our assets and/or the liquidation of our operations. If an event of default occurs that allows the lenders to exercise these rights and remedies over the next year beyond the issuance date, we will be unable to continue as a going concern.
As of the issuance date, our plans to address our ability to continue as a going concern include, among other things:

•executing a strategy to transform Comtech into a pure-play satellite and space communications company (ongoing and future actions supporting our transformation strategy include: an exploration of strategic alternatives for our Terrestrial and Wireless Networks segment, which is well underway; the pursuit of further portfolio-shaping opportunities to enhance profitability, efficiency and focus; and the implementation of additional operational initiatives to both achieve profitable results from operations as well as to align our go-forward cost structure with a pure-play focus on satellite and space communications), as discussed further in Note (18) – “Cost Reduction Activities;”
•pursuing initiatives to reduce investments in working capital, namely accounts receivable and inventory;
•improving process disciplines to attain and maintain profitable operations by entering into more favorable sales or service contracts;
•reevaluating our business plans to identify opportunities (e.g., within our Satellite and Space Communications segment) to focus future investment on our most strategic, high-margin revenue opportunities;
•reevaluating our business plans to identify opportunities to further reduce capital expenditures;
•seeking opportunities to improve liquidity through any combination of debt and/or equity financing (including possibly restructuring our Credit Facility, Convertible Preferred Stock and/or Subordinated Credit Agreement); and
•seeking other strategic transactions and/or measures including, but not limited to, the potential sale or divestiture of assets.

While we believe the implementation of some or all of the elements of our plans over the next year beyond the issuance date will be successful, these plans are not all solely within management’s control and, as such, we can provide no assurance our plans are probable of being effectively implemented as of the issuance date. Therefore, the adverse conditions and events described above are uncertainties that raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on the basis that we will continue to operate as a going concern, which contemplates we will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

Historically, our business outlook is difficult to forecast and backlog (sometimes referred to herein as orders or bookings), net sales and operating results may vary significantly from period to period due to a number of factors including: the impact of strategic alternatives and portfolio reshaping; sales mix; fluctuating market demand; price competition; delayed collections from customers; new product introductions by us or our competitors; customer bankruptcies; changing customer partnering procurement strategies; fluctuations in foreign currency exchange rates; unexpected changes in the timing of delivery of components or subsystems; the financial performance and impact of acquisitions or divestitures; new accounting standards; political instability; regulatory developments; changes in income tax rates or tax credits; the price and expected volatility of our stock (which will impact, among other items, the amount of stock-based compensation expense we may record); perceptions of our financial condition and ability to continue as a going concern; general global economic conditions, and the impact of natural disasters or global pandemics, such as the COVID-19 pandemic.

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

Our backlog is subject to customer cancellation or modification and such cancellations or modifications could result in a decline in sales and increased provisions for excess and obsolete inventory.

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

Our efforts to invoice and collect unbilled receivables may be unsuccessful.

As of July 31, 2024, we had $123.7 million of contract assets recorded on our Consolidated Balance Sheet, commonly referred to as unbilled receivables. Under U.S. generally accepted accounted principles, such contract assets generally result from timing differences between (a) when we must recognize revenue on contracts based on our activities to satisfy performance obligations related to products that have no alternative use and for which we have the right to payment in the event of a contract termination, and (b) when we can invoice our customers under the terms of those associated contracts (i.e., which is often based on our successful achievement of a milestone, such as an acceptance test or physical delivery of a product). Unbilled receivables remain at risk for collection due to several factors, including but not limited to our inability to meet invoicing milestones, customer contracts being terminated for default or actual indirect rates on cost reimbursable contracts ultimately being less than those rates estimated for revenue recognition purposes.

Contract cost growth on our firm fixed-price contracts, including most of our government contracts, cost reimbursable type contracts and other contracts that cannot be justified as an increase in contract value due from customers exposes us to reduced profitability and the potential loss of future business and other risks.

A substantial portion of our products and services are sold under firm fixed-price contracts. Firm fixed-price contracts inherently have more risk than flexibly priced contracts, particularly if they involve non-recurring engineering efforts that are not yet proven. This means that we bear the risk of unanticipated technological, manufacturing, supply or other problems, price increases or other increases in the cost of performance. Future events could result in either upward or downward adjustments to those estimates which could negatively impact our profitability. Operating margin could be materially adversely affected when contract costs that cannot be billed to the customer are incurred. This cost growth can occur if initial estimates used for calculating the contract price were incorrect, if estimates to complete increase or if we encounter unanticipated growth in research and development activity to support our firm fixed-price development contracts. To a lesser extent, we provide products and services under cost reimbursable type contracts which carry the entire burden of costs exceeding a negotiated contract ceiling price. Also, if contract costs grow beyond our or our customer's expectations, we may not be awarded future anticipated orders from customers related to their longer-term production needs.

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

During our fiscal years ended July 31, 2024, 2023 and 2022, sales to the U.S. government (including sales to prime contractors to the U.S. government) were $182.3 million, $172.0 million and $132.6 million, or 33.7%, 31.3% and 27.2% of our consolidated net sales, respectively. In addition, a large portion of our existing backlog consists of orders related to U.S. government contracts and our Business Outlook for Fiscal 2025 and beyond depends, in part, on significant new orders from the U.S. government, which undergoes extreme budgetary pressures from time to time.

We rely on U.S. government spending on our communication solutions, and our receipt of future orders depends in large part on continued funding by the U.S. government for the programs in which we participate. These spending levels are not generally correlated with any specific economic cycle, but rather follow the cycle of general public policy and political support for this type of spending. Government contracts are conditioned upon the continuing availability of congressional appropriations and Congress’ failure to appropriate funds, or Congress’s actions to reduce or delay spending on, or reprioritize its spending away from, U.S. government programs which we participate in, could negatively affect our results of operations. Because many of the items we sell to the U.S. government are included in large programs realized over a period of several years, it is difficult, if not impossible, to determine specific amounts that are or will be appropriated for our products and services. As such, our assessments relating to the impact of changes in U.S. government spending may prove to be incorrect.

The federal debt limit continues to be actively debated as plans for long-term national fiscal policy are discussed. The outcome of these discussions, which could be affected by the presidential and congressional elections in 2024, could have a significant impact on defense spending broadly and programs we support in particular. The failure of Congress to approve future budgets and/or increase the debt ceiling of the U.S. on a timely basis could delay or result in the loss of contracts for the procurement of our products and services and we may be asked or required to continue to perform for some period of time on certain of our U.S. government contracts, even if the U.S. government is unable to make timely payments. A decrease in DoD or Department of Homeland Security expenditures, the elimination or curtailment of a material program in which we are involved, or changes in payment patterns of our customers as a result of changes in U.S. government spending could have an adverse effect on our business, results of operations and financial condition.

On September 25, 2024, the U.S. Senate voted to pass a bipartisan Continuing Resolution (CR; H.R. 9747) to extend federal spending and avert a government shutdown through December 20, 2024. The U.S. House passed the measure that same day and the measure was signed by President Biden prior to the beginning of fiscal year 2025. Accordingly, it is still possible that a partial shutdown of the U.S. government may occur, or additional interim budgets may be adopted. As such, we may experience delayed orders, delayed payments and adverse impacts on our results of operations. We may experience related supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors. All of the aforementioned conditions and factors could have a material adverse effect on our business, results of operations and financial condition. Additionally, cost cutting, efficiency initiatives, reprioritization, other affordability analyses, and changes in budgetary priorities by our governmental customers, including the U.S. government, could adversely impact both of our operating segments. We are unable to predict the impact these or similar events could have on our business, financial position, results of operations or cash flows.

Our contracts with the U.S. government are subject to unique business, commercial and government audit risks.

We depend on the U.S. government for a significant portion of our revenues. Our contracts with the U.S. government are subject to unique business and commercial risks, including:

•protest following an award by an unsuccessful bidder, resulting in a stop-work order;

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

•Failure to comply with government contractor obligations can result in adverse consequences for the company - As a supplier to the U.S. government, we must comply with numerous regulations, including those governing security, contracting practices and classified information. Failure to comply with these regulations and practices could result in fines being imposed against us, civil or criminal penalties, termination of contracts, our suspension for a period of time from eligibility for bidding on, or for award of, new government contracts, or other adverse consequences. If we are disqualified as a supplier to government agencies, we would lose most, if not all, of our U.S. government customers and revenues from sales of our products would decline significantly.

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

In addition, all of our U.S. government contracts can be audited by the Defense Contract Audit Agency ("DCAA") and other U.S. government agencies and we can be subject to penalties arising from post-award contract audits (sometimes referred to as a Truth in Negotiations Act or "TINA" audit), cost audits in which the value of our contracts may be reduced or increased costs to implement corrective actions. If costs are found to be improperly allocated to a specific contract, those costs will not be reimbursed, and any such costs already reimbursed would be required to be refunded. Although we record contract revenues based upon costs we expect to realize upon final audit, we cannot predict the outcome of any such future audits and adjustments, and we may be required to materially reduce our revenues or profits upon completion and final negotiation of audits. Negative audit findings could also result in termination of a contract, forfeiture of profits, suspension of payments, fines and suspension or debarment from U.S. government contracting or subcontracting for a period of time.

Our dependence on sales to international customers exposes us to unique business, commercial and export compliance risks.

Sales for use by international customers (including sales to U.S. companies for inclusion in products that will be sold to international customers) represented approximately 21.5%, 24.0% and 25.0% of our consolidated net sales for the fiscal years ended July 31, 2024, 2023 and 2022, respectively, and we expect that international sales will continue to be a significant portion of our consolidated net sales for the foreseeable future. These sales expose us to certain risks, including barriers to trade, declining trade relations, fluctuations in foreign currency exchange rates (which may make our products less price-competitive), political, legal, social and economic instability, exposure to public health epidemics, availability of suitable export financing, tariff regulations, and other U.S. and foreign regulations that may apply to the export of our products. Some of our business partners also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if our business partners are not able to successfully manage these risks. Although we take steps to mitigate our risk with respect to international sales, we may not be able to do so in every instance for any of the following reasons, among others:

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

•We must comply with all applicable export control laws and regulations of the U.S., the U.K. and other countries - Certain of our products and systems may require licenses from U.S. government agencies for export from the U.S., and some of our products are not permitted to be exported. In addition, in certain cases, U.S. export controls also severely limit unlicensed technical discussions, such as discussions with any persons who are foreign nationals. As a result, in cases where we may need a license, our ability to compete against a non-U.S. domiciled foreign company that may not be subject to the same U.S. laws may be materially adversely affected. U.S. laws and regulations applicable to us include the Arms Export Control Act, the IEEPA, the ITAR, the EAR and the trade sanctions laws and regulations administered by the U.S. Treasury Department's OFAC. We are also subject to similar restrictions in the U.K. and other countries.

•We must comply with the FCPA and similar laws elsewhere - We are subject to the FCPA and other foreign laws prohibiting corrupt payments to government officials, which generally bar bribes or unreasonable gifts to foreign governments or officials. Violations of these laws or regulations could result in significant sanctions, including disgorgement of profits, fines, criminal sanctions against us, our officers, our directors, or our employees, more onerous compliance requirements, more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. A violation of any of the regulations enumerated above could materially adversely affect our business, financial condition and results of operations. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, agents, or subsidiaries will not commit acts that violate these laws for which we may be ultimately held responsible. Additionally, changes in regulatory requirements which could restrict our ability to deliver services to our international customers, including the addition of a country to the list of sanctioned countries under the IEEPA or similar legislation could negatively impact our business. For the fiscal years ended July 31, 2024, 2023 and 2022, we conducted no business with states designated as sponsors of terrorism.

•We must maintain a company-wide Office of Trade Compliance - In the past, we have self-reported violations of export control laws or regulations to the U.S. Department of State, Directorate of Defense Trade Controls ("DDTC"), DoC, OFAC and similar regulatory authorities in the jurisdictions where we have operations, including His Majesty's Revenue & Customs ("HMRC") in the United Kingdom. In addition, we have made various commitments to U.S. government agencies that oversee trade and export matters and have committed that we will maintain certain policies and procedures including maintaining a company-wide Chief Trade Compliance Officer and Office of Trade Compliance and conducting ongoing internal assessments and reporting of any future violations to those agencies. Even though we take precautions to avoid engaging in transactions that may violate U.S. export control laws or regulations and their foreign counterparts, including trade sanctions, those measures may not be effective in every instance. If it is determined that we have violated export control laws or regulations or trade regulations in any jurisdictions, civil and criminal penalties could apply, and we may suffer reputational harm.

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

Although we have a long history of providing services to many of our wireless carrier partners, a change in purchasing or procurement strategies by a wireless carrier partner could result in the loss of business from that partner. Additionally, from time to time, we routinely perform services without a multi-period contract while we negotiate new and extended contract terms and pricing. These negotiations are complex and may take long periods of time. Even when we successfully negotiate a multi-period contract, our wireless carrier contracts provide for terminations with notice and provide a mechanism for the wireless carrier to renegotiate lower fees and/or change services. Fee pressure from these carriers is constant and ongoing. Thus, even when we obtain a multi-period contract term, our revenues could be suddenly and materially reduced.

From time to time, competitors offer technology that has functionality similar to ours for free, under different business models. Competition from such free offerings may reduce our revenue and harm our business. If our wireless carrier partners or our competition can offer such technology to their subscribers or customers for free, they may elect to cease their relationships with us, alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our subscription fees or pursue other business strategies that may not prove successful for us and could have a material adverse effect on our business, results of operations and financial condition.

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

Disputes with our subcontractors or key suppliers or their inability to deliver on a timely basis, could cause delays in our shipments.

Our subcontractors and key suppliers are essential members of our team. Nevertheless, we may occasionally have commercial disputes with them (e.g., over the quality, timeliness or cost of their products or payment patterns in connection with rendered goods and services). As suppliers evaluate our financial condition on an ongoing basis, they may also take steps to revise payment terms (e.g., by requiring payment in advance of delivery or payment milestones) that may negatively impact the anticipated timing of components required for the assembly of our products or services rendered in support of our programs. Additionally, our subcontractors and suppliers may experience financial difficulties which may impact their ability to execute against their contractual commitments and delay or otherwise disrupt deliveries. In such instances, we may not receive the components or subsystems for which we have contracted. Taken together, each of the risks set forth herein may have a material adverse effect on our results of operations and financial condition.

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

Our estimates regarding future warranty obligations may change based on a variety of factors, impacting future cost of revenue.

Our products are complex, and we cannot ensure that our extensive testing will detect all defects. Quality issues reported by our customers for products covered under warranty could adversely impact our reputation and negatively affect our operating results. If significant warranty obligations arise due to reliability or quality issues arising from such defects, our reputation and operating results could be negatively impacted.

Strategic Growth Risks

We face a number of risks relating to the expected long-term growth of our business. Our business and operating results may be negatively impacted if we are unable to manage this growth.

Our business is uniquely subject to certain risks related to its long term growth. These risks include:

•We may not be ultimately successful in transformation activities - The pursuit of strategic alternatives and portfolio reshaping is a complex undertaking. Managing the disposition of multiple production facilities and their attending employee populations is difficult and may negatively impact business prospects in the short and long term. Additionally, in the course of evaluating our portfolio, we determined that our Satellite and Space Communications reporting unit had an estimated fair value below its carrying value and concluded that our goodwill in this reporting unit was impaired, as noted in the “Impairment of long-lived assets, including goodwill" line item on our Consolidated Statements of Operations.

•The loss of key technical and/or management personnel in the course of our restructuring could adversely affect our business - The pursuit of strategic alternatives and reshaping of our portfolio businesses will require the continued contributions of key technical and management personnel. The management skills that have been appropriate for us in the past may not continue to be appropriate if we grow and diversify. Filling new positions may be difficult in the current competitive labor market. Moreover, many of our key and technical management personnel would be difficult to replace and are not subject to employment or non-competition agreements. We currently have research and development employees in areas that are located a great distance away from our U.S. headquarters and some work out of their respective homes. Managing remote product development operations is difficult and we may not be able to manage the employees in these remote centers successfully. Our expected growth and future success will depend, in large part, upon our ability to attract and retain highly qualified engineering, sales and marketing personnel. Competition for such personnel from other companies, academic institutions, government entities and other organizations is intense. Although we believe that we have been successful to date in recruiting and retaining key personnel, we may not be successful in attracting and retaining the personnel we will need to grow and operate profitably, especially in the current competitive labor market.

•We may not be able to improve our processes and systems to keep pace with anticipated growth - The future growth of our business may place significant demands on our managerial, operational, production and financial resources. In order to manage that growth, we must be prepared to improve and expand our management, operational and financial systems and controls, as well as our production capabilities. We also need to continue to recruit and retain personnel and train and manage our employee base. We must carefully manage research and development capabilities and production and inventory levels to meet product demand, new product introductions and product and technology transitions. If we are not able to timely and effectively manage our growth and maintain the quality standards required by our existing and potential customers, it could have an adverse effect on our business, results of operations and financial condition. Additionally, in light of various factors including but not limited to our announcement to pursue strategic alternatives, we have postponed and or re-prioritized certain initiatives (e.g., our drive toward an common company-wide ERP tool), which may result in certain inefficiencies and or increased costs in the future.

•Our markets are highly competitive and there can be no assurance that we can continue to compete effectively - The markets for our products are highly competitive. There can be no assurance that we will be able to continue to compete successfully on price or other terms, or that our competitors will not develop new technologies and products that are more effective than our own. We expect the DoD’s increased use of commercial off-the-shelf products and components in military equipment will encourage new competitors to enter the market. Also, although the implementation of advanced telecommunications services is in its early stages in many developing countries, we believe competition will continue to intensify as businesses and foreign governments realize the market potential of telecommunications services. Many of our competitors have financial, technical, marketing, sales and distribution resources greater than ours. We continue to see requests for proposals from large wireless carriers for sole-source solutions and have responded to several such requests. In order to induce retention of existing customer contracts and obtain business on a sole-source basis, we may ultimately agree to adjust pricing on a retroactive basis. If our sole-source proposals are rejected in favor of a competitor’s proposal, it could result in the termination of existing contracts, which could have a material adverse effect on our business, results of operations and financial condition.

•We may not be able to obtain sufficient components to meet expected demand - Our dependence on component availability, government furnished equipment, subcontractors and key suppliers, including the core manufacturing expertise of our high-volume technology manufacturing center located in Arizona exposes us to risk. Although we obtain certain components and subsystems from a single source or a limited number of sources, we believe that most components and subsystems are available from alternative suppliers and subcontractors. During the past several years, as a result of overall increased industry-wide demand, lead times for many components have increased as well as freight costs. In addition, threats of or actual tariffs, disruptions in shipping vessels having access to normal trade routes and/or unexpected port closures could limit our ability to obtain certain parts on a cost-effective basis, or at all. A significant interruption in the delivery of such items could have an adverse effect on our business, results of operations and financial condition. Similarly, if our high-volume technology manufacturing center located in Arizona is unable to produce sufficient product or maintain quality, it could have a material adverse effect on our business, results of operations and financial condition.

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

We depend on the efforts of our executive officers and certain key personnel. Any unplanned turnover or our failure to develop an adequate succession plan or business continuity plan for one or more of our executive officers, including our Chief Executive Officer (“CEO”), or other key positions could deplete our institutional knowledge base and erode our competitive advantage. In March 2024, we terminated our former President and CEO for cause due to conduct unrelated to Comtech’s business strategy, financial results or previously filed financial statements and appointed John Ratigan, who was our Chief Corporate Development Officer, as interim CEO. Mr. Ratigan was appointed as President and CEO on October 28, 2024, following a lengthy search process during which internal and external candidates were evaluated by a retained search firm and interviewed by our Board of Directors. Additionally, Maria Hedden, our Chief Operating Officer, resigned from the Company on September 13, 2024. The loss or limited availability of the services of one or more of our executive officers or other key personnel, or our inability to recruit and retain qualified executive officers or other key personnel in the future, could, at least temporarily, have an adverse effect on our operating results and financial condition. Leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to our business and growth plans, including to our relationships with our customers and employees.

We have incurred indebtedness under a credit facility and an unsecured subordinated loan, and may incur substantial additional indebtedness in the future, and may not be able to service that debt in the future and we must maintain compliance with various covenants that impose restrictions on our business.

On June 17, 2024, we entered into a new $222.0 million credit facility with a syndicate of lenders (the "Credit Facility"). As of July 31, 2024, total borrowings outstanding under the Credit Facility were $194.2 million, of which $190.1 million is reflected in the non-current portion of long-term debt on our Consolidated Balance Sheet.

Subsequent to year end, to enhance our liquidity while we pursue strategic alternatives, other restructuring related activities and the collection of our unbilled receivables, we amended our Credit Facility to, among other things, relax certain financial and non-financial covenants. We also entered into a $25.0 million senior subordinated unsecured loan agreement with our existing preferred shareholders. See "Notes to Consolidated Financial Statements" included in "Part II - Item 8. Financial Statements and Supplementary Data" included in this Form 10-K, for further information.

On the Maturity Date of the Credit Facility, if we do not have sufficient funds to repay our debt when due, it may be necessary to refinance our debt through additional debt or equity financings. If, at the time of any such refinancing, prevailing interest rates or other factors result in higher interest rates on such refinancing, increases in interest expense could have a material adverse effect on our business, results of operations and financial condition. In addition, if we are not able to obtain favorable terms pursuant to any such refinancing, the size of our Credit Facility could be reduced, more restrictive covenants could be imposed on our business and features of the Credit Facility could otherwise be altered or eliminated.

Our Credit Facility contains various affirmative and negative covenants that may restrict our ability to, among other things, incur additional indebtedness, permit liens on our property, change the nature of our business, transact business with affiliates and/or merge or consolidate with any other person or sell or convey certain of our assets to any one person. We anticipate maintaining compliance with the terms and financial covenants in our Credit Facility for the foreseeable future, however, there can be no assurance that we will be able to meet these covenants.

Further, our ability to comply with covenants, terms of and conditions on our Credit Facility may be affected by events beyond our control. Failure to comply with covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations and permit the agents under the Credit Facility to enforce on the collateral pledged to the secured parties thereunder. Our substantial debt obligations could impede, restrict or delay the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. For example:

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

Moreover, we may incur substantial additional indebtedness in the future to fund acquisitions or to fund other activities for general business purposes. If additional new debt is added to the current or planned debt levels, or if we are unable to obtain financing on favorable terms, the related risks that we now face could intensify. A substantial increase in our indebtedness could also have a negative impact on our credit ratings. In this regard, failure to maintain our credit ratings could adversely affect the interest rate available to us in future financings, as well as our liquidity, competitive position and access to capital markets, including for bonding requirements. Any decision regarding future borrowings will be based on the facts and circumstances existing at the time, including market conditions and our credit ratings.

Divestitures of portions of our business in the course of pursuing strategic alternatives and revisiting our portfolio could prove difficult to carve out, disrupt our business, dilute stockholder value or adversely affect operating results or the market price of our common stock.

We expect to pursue strategic alternatives for our Terrestrial and Wireless Networks segment while evaluating further portfolio shaping opportunities.

Future divestitures may result in the use of significant amounts of cash, increases to amortization expense and future write-offs of intangibles. Divestiture related activities also involve risks that include failing to:

•obtain competitive bids for our assets;

•accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses;

•support products and services, research and development, sales and marketing, support and other operations during the pendency of disposition activity;

•retain key management personnel and other key employees; and

•retain customers

Divestiture activity could also:

•divert management’s attention away from the operation of our businesses;

•result in additional significant goodwill and intangibles write-offs in the event a disposition negatively impacts our future results of operations and or cash flows; and

•increase expenses, including transaction expenses associated with the disposition.

There can be no assurance that our pursuit of strategic alternatives will be successful within the anticipated time frame, or at all. There can also be no assurance that such activity will not adversely affect our business, results of operations or financial condition.

After completing restructuring activities and related expenses, our decision to cease operations of our steerable antenna product line in Basingstoke, UK is expected to result in future annual cash savings relative to the past three fiscal years. If we are unsuccessful in negotiating termination liabilities with our customers or vendors, however, our UK entity may become insolvent and our assumptions with respect to the liquidity of our Basingstoke operations may not materialize.

Our investments in recorded goodwill and other intangible assets could be further impaired as a result of future business conditions, a deterioration of the global economy or if we change our reporting unit structure as we pursue strategic alternatives.

As of July 31, 2024, goodwill recorded on our Consolidated Balance Sheet aggregated $284.2 million. Additionally, as of July 31, 2024, net intangibles recorded on our Consolidated Balance Sheet aggregated $194.8 million.

Goodwill

For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, our Satellite and Space Communications and Terrestrial and Wireless Networks segments each constitute a reporting unit and we must make various assumptions in determining their estimated fair values. Reporting units are defined by how our CEO manages the business, which includes resource allocation decisions. We may, in the future, change our management approach which in turn may change the way we define our reporting units, as such term is defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350 "Intangibles - Goodwill and Other." A change to our management approach may require us to perform an interim goodwill impairment test and possibly record impairment charges in a future period.

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

During the fourth quarter of fiscal year 2024, our lower-than-expected financial performance, cured default on certain credit facility covenants and sustained decrease in our stock price since August 1, 2023 were each considered triggering events requiring an interim quantitative impairment test as of July 31, 2024. Based on our quantitative evaluation, we determined that our Terrestrial and Wireless Networks reporting unit had an estimated fair value in excess of its carrying value of at least 24.7% and concluded that our goodwill in this reporting unit was not impaired. However, we determined that our Satellite and Space Communications reporting unit had an estimated fair value below its carrying value and concluded that our goodwill in this reporting unit was impaired. As a result, in the fourth quarter of fiscal 2024, we recognized a non-cash $48,925,000 goodwill impairment charge in our Satellite and Space Communications reporting unit. Such loss is included in the “Impairment of long-lived assets, including goodwill" line item on our Consolidated Statements of Operations. Due to their proximity, the quantitative impairment test as of July 31, 2024 is deemed to satisfy our annual goodwill impairment test requirement as of August 1, 2024 (the first day of fiscal 2025).

It is possible that, during fiscal 2025 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, or our common stock price could further fluctuate. A significant decline in our customers' spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a quantitative assessment during fiscal 2025 or beyond. If assumed net sales and cash flow projections are not achieved in future periods or our common stock price significantly declines from current levels, our Satellite and Space Communications and Terrestrial and Wireless Networks reporting units could be at risk of failing the quantitative assessment and goodwill and intangibles assigned to the respective reporting units could be impaired.

Also, as announced on October 17, 2024, we are executing a strategy to transform Comtech into a pure-play satellite and space communications company. Ongoing and future actions supporting our transformation strategy include: an exploration of strategic alternatives for our Terrestrial and Wireless Networks segment, which is well underway; the pursuit of further portfolio-shaping opportunities to enhance profitability, efficiency and focus; and the implementation of additional operational initiatives to both achieve profitable results from operations as well as to align our go-forward cost structure with a pure-play focus on satellite and space communications. Such activities could result in a material impairment of our goodwill and/or intangible assets. See "Strategic Transformation" section above for more information.

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2025 (the start of our fiscal 2026). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods.
Net Intangibles with Finite Lives

Similar to goodwill, we also review the recoverability of our net intangibles with finite lives whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of an asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group.

Accordingly, in addition to testing goodwill associated with our Satellite and Space Communications reporting unit for impairment, during the fourth quarter of fiscal year 2024, we also assessed the recoverability of the carrying values of our other long-lived assets, including identifiable intangible assets with finite useful lives. Such testing also considered our decision in the fourth quarter of fiscal year 2024 to cease our steerable antenna operations located in the United Kingdom. Based on our evaluation, we determined that the fair value of the asset group related to such operations was lower than its carrying value and recorded a non-cash $15,600,000 long-lived asset impairment charge in our Satellite and Space Communications segment. Such loss is included in the “Impairment of long-lived assets, including goodwill" line item on our Consolidated Statements of Operations. Of the total amount, $9,925,000 relates to net intangible assets with finite lives, $1,151,000 relates to operating lease right-of-use assets, $2,651,000 relates to property, plant and equipment and $1,873,000 relates to other assets. We determined that the carrying values of our remaining net intangibles were recoverable as of July 31, 2024. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

We face risk of Cybersecurity threats ranging from, ransomware and denial-of-service, to attacks from more advanced and persistent, highly organized adversaries, including nation state actors, which target the defense industrial base and other critical infrastructure sectors are persistent. Our corporate information security organization, led by our Chief Information Security Officer ("CISO"), manages our overall information security strategy. The current CISO has extensive information technology experience and partners closely with our Technology, Innovation & Cyber Committee of the Board of Directors. More broadly, we routinely audit our systems and practices against the DFARS and proposed Cybersecurity Maturity Model Certification ("CMMC") program, DoD’s cybersecurity requirements for handling government contracts and Controlled Unclassified Information ("CUI"), respectively. Nevertheless, similar to all companies in our industry, we are under constant cyber-attack and are subject to an ongoing risk of security breaches and disruptions of our IT networks and related systems, including third-party data center facilities, whether through actual breaches, cyber-attacks (including ransomware) or cyber intrusions via the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization. We also maintain databases with private information regarding our customers and our employees. Actual security breaches or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, have increased in recent years and have become more complex. Our IT networks and systems, as well as third-party data center facilities, have been and, we believe will continue to be under constant attack. We face an added risk of a security breach or other significant disruption to certain of our equipment used on some of our customers' IT networks and related systems which may involve managing and protecting information relating to public safety agencies, wireless carriers as well as national security and other sensitive government functions. Many of our systems have, or are required to have, system redundancies and back-up; in some cases, we may not have sufficient redundancy and/or redundancy and/or back-ups may fail. We may incur significant costs to prevent and respond to system failures, failure of redundant system components, actual breaches, cyber-attacks and other systems disruptions.

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

•Result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or our customers, including employee information, trade secrets, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

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

In addition, the cost of continually defending against cyber-attacks and actual breaches has increased in recent years and future costs and any or all of the foregoing could have a material adverse effect on our business, results of operations and financial condition. For example, as vulnerability standards evolve, our customers may attempt to pass along development and certification costs to us even following the deployment of our products, which may negatively impact our financial performance.

The measures we have implemented to secure information we collect and store or enable access to may be breached, which could cause us to breach agreements with our partners and expose us to potential investigation and penalties by authorities and potential claims for contract breach, product liability damages, credits, penalties or termination by persons whose information was disclosed.

We take reasonable steps to protect the security, integrity and confidentiality of the information we collect and store and to prevent unauthorized access to third-party data to which we enable access through our products, but there is no guarantee that inadvertent or unauthorized disclosure will not occur or that third parties will not gain unauthorized access despite our efforts. If such unauthorized disclosure or access does occur, we may be required to notify regulators, customers and persons whose information was disclosed or accessed under existing and proposed laws. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. In the event of such disclosure, we also may be subject to claims of breach of contract, investigation and penalties by regulatory authorities and potential claims by persons whose information was disclosed. If there is a security breach or if there is an inappropriate disclosure of any of these types of information, we could be exposed to investigations, litigation, fines and penalties. Remediation of and liability for loss or misappropriation of end user or employee personal information could have a material adverse effect on our business, results of operations and financial condition. Even if we were not held liable for such event, a security breach or inappropriate disclosure of personal, private or confidential information could harm our reputation and our relationships with current and potential customers and end users. Even the perception of a security risk could inhibit market acceptance of our products and services. We may be required to invest additional resources to protect against damage caused by any actual or perceived disruptions of our services. We may also be required to provide information about the location of an end user’s mobile device to government authorities, which could result in public perception that we are providing the government with intelligence information and deter some end users from using our services. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.

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

Our U.S. federal income tax returns for fiscal 2021 through 2023 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2020 are subject to audit. Although adjustments relating to past audits of our federal and state income tax returns were immaterial, a tax assessment or settlement for other periods or other jurisdictions that may be selected for future audit could have a material adverse effect on our business, consolidated results of operations and financial condition.

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

The success of our business is dependent on compliance with FCC rules and regulations and similar foreign, state and local laws and regulations.

Many of our products are incorporated into wireless communications systems that must comply with various U.S. government regulations, including those of the FCC, as well as similar state, local and international laws and regulations. As a result, our business faces increased risks including the following:

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

Over the past two years, the 988 Suicide & Crisis Lifeline has seen both growth and challenges as it continues to be rolled out across the U.S. The U.S. federal government has allocated significant funding to this initiative, with over $432.0 million earmarked for expanding services, including regional call centers and crisis intervention teams. This funding is aimed at distributing emergency-type communications more efficiently, by providing a direct response for mental health crises. Some states, like Michigan, have launched their own versions of 988 services with additional state and federal support.

However, despite these efforts, the system is still far from fully optimized. Challenges include staffing shortages, particularly for behavioral health professionals, and the need for technological improvements like georouting to better connect callers with the appropriate local services. Some states are also exploring sustainable funding models, such as implementing 988 surcharges similar to those used for 911 services, to ensure long-term viability.

At the federal level, the 988 Implementation Act introduced in 2023 seeks to expand access further by requiring health insurance plans to cover crisis services and addressing gaps in care for populations like those on Medicare. This law is expected to enhance the reach and effectiveness of the lifeline by building out a more comprehensive mental health response infrastructure tailored to each community’s needs.

Despite these advancements, experts note that the system will take years to fully optimize as it contends with both logistical and workforce challenges across the country. Some local initiatives, like those in Michigan, are already seeing increased call volumes and struggling to keep pace with the demand, particularly for youth mental health services.

Overall, the lifeline is seen as a critical step in improving mental health responses, but it faces significant hurdles in achieving full efficacy in the coming years. If deployment of those funds is delayed, stopped or never occurs, our results of operations or financial condition in future periods could be materially and adversely affected.

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

Over the past several years, there have been a number of laws and regulations enacted that affect companies conducting business on the Internet, including the European General Data Protection Regulation ("GDPR"). The GDPR imposes certain privacy related requirements on companies that receive or process personal data of residents of the European Union that are currently different than those in the United States and include significant penalties for non-compliance. Similarly, there are a number of state privacy laws, as well as legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas affecting our business, such as liability for personal data protection. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. Our costs to comply with the GDPR as well any other similar laws and regulations that emerge may negatively impact our business.

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

Because we are a publicly traded company, we are required to comply with provisions of securities laws, related regulations and financial reporting standards. Because securities laws, related regulations and financial reporting standards pertaining to our business are relatively complex, our business faces increased risks including the following:

•Our costs will likely increase as a result of our identification of material weaknesses within our control environment - Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules, we are required to furnish a report of management’s assessment of the effectiveness of our internal controls as part of our Form 10-K. Our independent registered public accountants are required to attest to and provide a separate opinion. To issue our report, we document our internal control design and the testing processes that support our evaluation and conclusion, and then we test and evaluate the results. See "Part II - Item 9A Controls and Procedures" for information related to the material weaknesses that we identified as of July 31, 2024. There can be no assurance that we will be able to remediate the material weaknesses that we have identified, or maintain all of the controls necessary for continued compliance. There likewise can be no assurance that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

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

Our management has concluded that our disclosure controls and procedures were not effective as of July 31, 2024 due to material weaknesses in internal control over financial reporting. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

After consultation with our independent registered public accounting firm and our management team, our audit committee concluded that we: (a) lacked a sufficient complement of resources with an appropriate level of knowledge and experience to establish effective process and controls. As a result, we identified a material weakness in our internal control over financial reporting. The control environment material weakness contributed to other material weaknesses within our system of internal control over financial reporting at the control activity level, where we did not design and implement effective control activities, including controls related to revenue, inventory and other assets. Deficiencies in control activities contributed to accounting errors and the potential for there to have been material accounting errors within revenue, inventory and other assets.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

We are, from time to time, and could become a party to additional litigation or subject to claims, including product liability claims, current and former employee claims, government investigations and other proceedings that could cause us to incur unanticipated expenses and otherwise have a material adverse effect on our business, results of operations and financial condition.

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

We are engaged in business activities characterized by rapid technological change, evolving industry standards, frequent new product announcements and enhancements, and changing customer demands. The introduction of products and services or future industry standards embodying new technologies and approaches could render any of our products and services obsolete or non-competitive. New satellite operators such as Starlink have driven significant changes in the way communications equipment is procured, and may further disrupt our markets. The introduction of optical communications technology, including from satellite to satellite and satellite to ground, as well as potential offerings for satellite / cellular direct connectivity, may impact our future business. The successful execution of our business strategy is contingent upon wireless network operators launching and maintaining mobile location services, our ability to maintain a technically skilled development and engineering team, our ability to create new network software products and adapt our existing products to rapidly changing technologies, industry standards and customer needs. As a result of the complexities inherent in our product offerings, new technologies may require long development and testing periods. Additionally, new products may not achieve market acceptance or our competitors could develop alternative technologies that gain broader market acceptance than our products. If we are unable to develop and introduce technologically advanced products that respond to evolving industry standards and customer needs, or if we are unable to complete the development and introduction of these products on a timely and cost effective basis, it could have a material adverse effect on our business, results of operations and financial condition or could result in our technology becoming obsolete.

New entrants seeking to gain market share by introducing new technology and new products may make it more difficult for us to sell our products and services and could create increased pricing pressure, reduced profit margins, increased sales and marketing expenses, or the loss of market share or expected market share, any of which could have a material adverse effect on our business, results of operations and financial condition. For example, many companies are developing new technologies and the shift towards open standards will likely result in increased competition and some of our products may become commoditized as a result.

Our Terrestrial and Wireless Networks segment provides various technologies that are utilized on mobile devices. Applications from competitors for location-based or text-based messaging platforms may be preloaded on mobile devices by original equipment manufacturers, or OEMs, or offered by OEMs directly. Increased competition from providers of location-based services which do not rely on a wireless carrier may result in fewer wireless carrier subscribers electing to purchase their wireless carrier’s branded location-based services, which could harm our business and revenue. In addition, these location-based or text-based services may be offered for free or on a one-time fee basis, which could force us to reduce monthly subscription fees or migrate to a one-time fee model to remain competitive. We may also lose end users or face erosion in our average revenue per user if these competitors deliver their products without charge to the consumer by generating revenue from advertising or as part of other applications or services.

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

•Third-party data centers or third-party networks may fail - Many products and services of our advanced communication solutions, in particular our public safety and location technology solutions, are provided through a combination of our servers, which are hosted at third-party data centers, and on the networks, as well as within the data centers of our wireless carrier partners. Our business relies to a significant degree on the efficient and uninterrupted operation of the third-party data centers, customer data centers, and cloud providers we use. Network failures, disruptions or capacity constraints in our third-party data center facilities or in our servers maintained at their location could affect the performance of the products and services of our wireless applications and 911 business and harm our reputation and our revenue. The ability of our subscribers (or those of our customers) to receive critical location and business information requires timely and uninterrupted connections with our wireless network carriers. Any disruption from our satellite feeds or backup landline feeds could also result in delays in our subscribers’ ability to receive information.

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

The stock market in general and the stock prices of technology-based companies, in particular, experience extreme volatility that often is unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate significantly in the future as well. Factors that could have a significant impact on the market price of our stock include, among others:

•strategic transactions, such as acquisitions and divestitures by us and our competitors;
•our ability to successfully integrate and manage acquisitions or unwind and manage divestitures;
•our issuance of potentially dilutive equity or equity-type securities;
•our issuance of debt or refinancing our debt;
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
•changes in our own outlook or recommendations of securities analysts;
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
•our ability to timely file documents required by the SEC within prescribed time periods; and
•global pandemics.

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

Our Board of Directors and management team value constructive input from investors, regularly engage in dialogue with our stockholders, and are committed to acting in the best interests of all of our stockholders. However, there is no assurance that the actions taken by the Board of Directors and management team in seeking to maintain constructive engagement with certain stockholders will be successful in preventing the occurrence of stockholder activist campaigns. Such campaigns may not align with our business strategies or what the Board of Directors believes is in the best interest of all of our stockholders.

Campaigns by activist stockholders to effect changes at publicly traded companies can result in different types of demands, such as that companies undertake or pursue financial restructuring, increase debt, issue special dividends, repurchase shares, or undertake sales of assets or other transactions, including strategic transactions. Activist stockholders who disagree with the composition of a company’s board of directors, or with its strategy or leadership often seek to involve themselves or their designees in the governance and strategic direction of a company through various activities, including the nomination of director candidates.

In September 2024, Michael Porcelain, a former Chief Executive Officer and President of the Company, nominated a group of eight candidates to stand for election at our fiscal 2024 annual meeting of stockholders. During the course of our Board's discussions with Mr. Porcelain and in public communications, Mr. Porcelain has made certain proposals for our Board’s consideration regarding the composition of the Board and management team. We expect to continue to engage with Mr. Porcelain and certain stockholders associated with him on these and related topics.

Responding to proxy contests and other actions by activist stockholders, including the current campaign by Mr. Porcelain, can be costly and time-consuming, and could divert the attention of our Board of Directors, management team and employees from the management of our operations and the pursuit of our business strategies. Further, actions of activist stockholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business. Also, we could be required to incur significant expenses related to any activist stockholder matters, including the current campaign by Mr. Porcelain, or accompanying litigation (including but not limited to legal fees, fees for financial advisors, fees for public relation advisors and proxy solicitation expenses). As a result, activist stockholder campaigns could adversely affect our business, results of operations, financial condition and/or share price in ways that can be difficult to predict.

Even if we are successful in any proxy contest or other activism campaign, any such proxy contest or activist stockholder campaign could adversely affect our business due to:

•perceived uncertainties as to future direction, strategy or leadership that may result in the loss of potential business opportunities, acquisitions, collaborations or other strategic opportunities, and that may make it more difficult to attract and retain qualified personnel, investors, customers, suppliers, and other business partners; and

•the risk that individuals may be elected to our Board of Directors with a specific agenda or who do not agree with our strategic plan, adversely affecting the ability of our Board of Directors to function effectively, which could in turn adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our stockholders, and/or adversely affect our business, results of operations and financial condition.

We cannot predict, and no guarantees can be given, as to the outcome or timing of any matters relating to the foregoing actions by activist stockholders and our responses thereto or the ultimate impact on our business, results of operations or financial condition. Any of these matters or any further actions by activist stockholders and our responses thereto may impact the trading value of our securities.

Provisions in our corporate documents and Delaware law could delay or prevent a change in control of Comtech.

We have taken a number of actions that could have the effect of discouraging, delaying or preventing a merger, acquisition or divestiture involving Comtech that our stockholders may consider favorable.

For example, we currently have a classified board which will be fully declassified at our 2024 Annual Meeting of Stockholders and the employment contract with our CEO and agreements with other of our executive officers provide for substantial payments in certain circumstances or in the event of a change of control of Comtech. In the future, we may adopt a stockholder rights plan which could cause substantial dilution to a stockholder, and substantially increase the cost paid by a stockholder who attempts to acquire us on terms not approved by our Board of Directors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management Strategy and Program

We identify and assess material risks from cybersecurity threats predominantly through the work of our Information Security (“InfoSec”) team as part of our enterprise risk management (“ERM”) process. Our ERM process is designed to identify and evaluate the full range of significant risks to Comtech. As part of our ERM program, our functional and operations departments identify and manage enterprise risks on an annual cycle. The process consists of structured reviews, discussions, and mitigation planning, and includes risks identified by our cybersecurity functions.

The cybersecurity ERM process is administered by InfoSec with input from each business segment and function, continually monitors material cybersecurity risks facing Comtech, including cybersecurity threats and threats to our internal systems, our products, services and programs for customers, and our supply chain. Our CISO has extensive experience leading information technology for global organizations across communications, aerospace and defense, and works directly with our CEO, Chief Financial Officer, Executive Vice President ("EVP") of Systems and IT Controls, and other members of senior management to assess cybersecurity threats as part of our ERM process.

To manage and remediate cybersecurity risks identified as part of our ERM process and to manage emerging cybersecurity threats in real time; we have implemented a Managed Detection and Response system that supports the Security Operations Center. We are a member of the DoD Defense Industrial Base Collaborative Information Sharing Environment and the National Defense Information Sharing and Analysis Center. These organizations share real-time cybersecurity threat information and best practices in protecting, detecting, and recovering from cybersecurity threats.

As a government contractor, we must comply with extensive cybersecurity regulations, including the DFARS related to adequately safeguarding controlled unclassified information and reporting cybersecurity incidents to the DoD. The policies and controls we have implemented to date reflect our adherence to these requirements and have been assessed by external organizations, including industry partners.

Enterprise Cybersecurity

Our enterprise cybersecurity program aligns with the National Institute of Standards and Technology (“NIST”) standards, among others, and includes processes and controls for the deployment of new IT systems by the Company and controls over new and existing systems operation. We monitor and conduct regular testing of these controls and systems, including vulnerability management through active discovery and testing to regularly assess patching and configuration status. In addition, we require our employees and contract workers to complete annual cybersecurity training, and we regularly conduct simulated phishing and cyber-related communications.

Cybersecurity for U.S. Government Authorized Systems

Our information technology systems used in connection with programs for the U.S. government align with the NIST standard and meet the requirements of 32 CFR Part 117 (National Industrial Security Program Operating Manual) and other applicable U.S. government guidance. The program includes authorizations and assessments of new and existing IT systems by our customers. We monitor use on these systems, including vulnerability management through patching and configuration. In addition, we restrict user access and require authorized users to complete additional user and cybersecurity training.

Third Party Service Providers

We engage third party service providers to expand the capabilities and capacity of our cybersecurity program, including for design, monitoring and testing of the program’s risk prevention and protection measures and process execution, including incident detection, investigation, analysis and response, eradication and recovery.

Management of Third-Party Risks

Our suppliers, subcontractors and third-party service providers are subject to cybersecurity obligations and controls as aligned with DFARS and U.S. Federal Acquisition Regulations (“FARS”) requirements. We are making strides to ensure suppliers, subcontractors and third-party service providers are knowledgeable and aligned with DFARS and FARS requirements. We are also developing an enhanced program for our suppliers, subcontractors, and third-party service providers to agree to cybersecurity-related contractual terms and conditions of purchase to ensure their commitment to the mandates. Many of these contractors, suppliers or third parties are also subject to regulatory requirements in mandatory government procurement clauses, including those contained in the DFARS and FARS, which obligate adherence to a generally accepted cybersecurity framework, such as NIST, and occasional assessment of their implementation of cybersecurity controls as a condition of contract award or during contract performance. Finally, we require these third parties to notify us of cybersecurity incidents that impact us.

Program Assessment

We continuously evaluate and seek to improve and mature our cybersecurity processes and controls. Our cybersecurity program is regularly assessed through management self-evaluations and ongoing monitoring procedures to evaluate our program effectiveness, including vulnerability management through active discovery, and testing to validate patching and configuration. Additionally, our InfoSec function regularly assesses our program effectiveness through audits of our entities, systems, and processes to help maintain compliance with policies. As cybersecurity threats are continuously evolving, we also periodically engage with third parties to perform maturity assessments of our program to identify potential risk areas and improvement opportunities. This includes assessment of our overall program, policies and processes, compliance with regulatory requirements and an overall assessment of key vulnerabilities. We use these assessments to supplement our own evaluation of the overall effectiveness of our program and target improvement areas. Several external organizations also evaluate our enterprise cybersecurity program, including the U.S. Defense Contract Management Agency ("DCMA") and Cybersecurity Maturity Model Certificate Third Party Assessment Organization. Moreover, some of our products are audited or reviewed for regulatory compliance certification pursuant to the relevant DoD risk management framework.

Board Oversight and Management’s Role

Our Board of Directors has primary oversight responsibilities for enterprise cybersecurity risks. The Technology, Innovation, and Cyber Committee of the Board of Directors also reviews enterprise cybersecurity risks in connection with its oversight of cybersecurity and compliance risks. Our CISO leads our enterprise cybersecurity program and is responsible for assessing and managing enterprise cybersecurity risks in coordination with the EVP of Systems and IT Controls.

Our CISO regularly updates the Technology, Innovation and Cyber Committee and Board of Directors on cybersecurity risks as they relate to our information and operational technology systems and our suppliers and partners, as well as provides regular updates on enterprise cybersecurity incidents and key defenses and mitigation strategies. Our CISO regularly reviews enterprise cybersecurity risks, controls, program policy and processes, including training, oversees policy and program development, implementation, and updates, and informs senior leadership on cybersecurity-related issues and activities affecting the organization. Additionally, our CISO is regularly apprised of enterprise cybersecurity events, threats, and activities, including with respect to incidents, protection vulnerabilities, software update needs and lifecycle status.

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

Historically, we have not owned any material properties or facilities and have relied upon a strategy of leasing. We do not currently own any material properties. The following table lists our primary leased facilities at July 31, 2024:

Location		Property Type	Square Footage	Lease Expiration
Satellite and Space Communications
Chandler, Arizona	A	Manufacturing and Engineering and Corporate Headquarters	146,000	July 2036
Orlando, Florida	B	Manufacturing and Engineering	99,000	April 2026
Hampshire, UK	C	Manufacturing and Engineering	77,000	November 2030
Santa Clara, California	D	Manufacturing and Engineering	47,000	April 2026
Cypress, California	E	Support, Engineering and Sales	28,000	July 2025
Tempe, Arizona	A	Manufacturing and Engineering	20,000	January 2027
Various facilities	F	Support, Engineering and Sales	19,000	Various

Plano, Texas	E	R&D and Engineering	12,000	August 2025
Saint-Laurent, Canada	G	Manufacturing, Engineering, Sales and General Office	12,000	June 2029
			460,000
Terrestrial and Wireless Networks
Seattle, Washington	H	Network Operations, R&D, Engineering and Sales	30,000	October 2033
Stoughton, Massachusetts	I	Network Operations	26,000	March 2025
Annapolis, Maryland	J	Support, Engineering and Sales	17,000	July 2026
Gatineau, Canada	K	Network Operations, R&D, Engineering, Sales and General Office	16,000	April 2028
Chicago, Illinois	K	General Office	4,000	September 2024
			93,000
Corporate
Melville, New York	L	General Office	9,600	August 2027
Annapolis, Maryland	J	General Office and Common Areas	2,000	July 2026
			11,600
Total Square Footage			564,600

A.To support our long-term business goals, we entered a 15-year lease for a new 146,000 square foot high-volume technology manufacturing facility in Chandler, Arizona. In fiscal 2023, we completed the relocation of certain of our satellite ground infrastructure production facility operations to this new facility, which reduced our Tempe, Arizona footprint to 20,000 square feet through January 2027. The Chandler, Arizona facility utilizes state-of-the-art design and production techniques, including analog, digital and RF microwave production, hardware assembly and full-service engineering. In fiscal 2024, this location became our new corporate headquarters.

B.Our Satellite and Space Communications segment engineers and manufactures our over-the-horizon microwave troposcatter systems and mission-critical satellite equipment in a leased facility in Orlando, Florida.

C.Our Satellite and Space Communications segment currently leases two manufacturing facilities in Hampshire (Basingstoke), United Kingdom, where we previously manufactured high precision full motion fixed and mobile X/Y satellite tracking antennas. As a result of our fourth quarter fiscal 2024 decision to exit this product line, we are currently in discussions with each landlord regarding our exit and termination of such facility leases.

D.Our Satellite and Space Communications segment manufactures certain amplifiers in a leased manufacturing facility located in Santa Clara, California.

E.Our Satellite and Space Communications segment maintains office space in Cypress, California and Plano, Texas used primarily for R&D, engineering, sales and customer support.

F.Our Satellite and Space Communications segment leases an additional five facilities, four of which aggregate 16,000 square feet and are located in the U.S. with the remaining facility aggregating 3,000 square feet located in India. All are primarily utilized for engineering, sales, software development, customer support, and general office use.

G.Our Satellite and Space Communications segment maintains office space in Saint-Laurent, Canada, used primarily for sales, engineering, manufacturing and general office use.

H.Our Terrestrial and Wireless Networks segment maintains office space in Seattle, Washington used primarily for servicing and hosting our VoIP and VoWiFi E911 and NG-911 services, and related emerging technologies.

I.Our Terrestrial and Wireless Networks segment maintains office space in Stoughton, Massachusetts used primarily for servicing certain of our state and local municipality NG-911 customers.

J.Our Terrestrial and Wireless Networks segment maintains office space in Annapolis, Maryland used primarily for the design and development of our software-based systems and applications and network operations for our Terrestrial and Wireless Networks segment.

K.Our Terrestrial and Wireless Networks segment maintains office space in Gatineau, Canada and Chicago, Illinois that are utilized for network operations, R&D, engineering, sales of our public safety and location technology solutions and general office use. We exited our Chicago, Illinois office in September 2024. Our facility in Gatineau, Canada is subject to expropriation by the City of Gatineau and we expect to exit this facility and enter into a new lease agreement for an alternate facility in calendar 2025.

L.Our Unallocated segment maintains general office space in a building complex located in Melville, New York for certain company-wide functions.

The terms for all of our leased facilities are generally for multi-year periods and we believe that we will be able to renew these leases or find comparable facilities elsewhere.

In fiscal 2024, as part of the divestiture of our solid-state RF microwave high power amplifiers and control components product line, we no longer lease the 45,000 square foot engineering and manufacturing facility in Melville, New York or the 8,000 square foot facility in Topsfield, Massachusetts.

As part of our environmental related initiatives, we were able to reduce our total company-wide square footage of our various facilities for a total three-year reduction of 288,000 sq. ft. or 33.8%.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the fiscal year ended July 31, 2024. On September 29, 2020, our Board of Directors authorized a $100.0 million stock repurchase program, which replaced our prior program. The $100.0 million stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. We had approximately 28.7 million shares of Common Stock outstanding as of July 31, 2024.

Approximate Number of Equity Security Holders

As of October 23, 2024, there were approximately 764 holders of our common stock. Such number of record owners was determined from our stockholder records and does not include beneficial owners whose shares of our common stock are held in the name of various security holders, dealers and clearing agencies.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Business

We are a leading global provider of next-generation 911 emergency systems ("NG-911") and secure wireless and satellite communications technologies. This includes the critical communications infrastructure that people, businesses, and governments rely on when durable, trusted connectivity is required, no matter where they are – on land, at sea, or in the air – and no matter what the circumstances – from armed conflict to a natural disaster. Our solutions are designed to fulfill our customers’ needs for secure wireless communications in the most demanding environments, including those where traditional communications are unavailable or cost-prohibitive, and in mission-critical and other scenarios where performance is crucial. We anticipate future growth in our business due to a trend of increasing demand for global voice, video and data usage in recent years, in addition to the growth of emergency communication networks and related applications. We provide our solutions to both commercial and governmental customers.

We manage our business through two reportable operating segments:

•Satellite and Space Communications - is organized into four technology areas: satellite modem and amplifier technologies, troposcatter technologies, government services and space components. This segment offers customers: satellite ground infrastructure technologies, services and system integration that facilitate the transmission of voice, video and data over GEO, MEO and LEO satellite constellations, including traveling wave tube power amplifiers, modems, VSAT platforms and frequency converters; over-the-horizon microwave solutions that can transmit digitized voice, video, and data over distances up to 200 miles using the troposphere and diffraction; professional engineering, training and field support services, including cybersecurity, for multiple U.S. government agencies; and procurement and supply chain management of high reliability Electrical, Electronic and Electromechanical ("EEE") parts for satellite, launch vehicle and manned space applications.

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

Please see "Strategic Transformation" section discussed above, as well as Item 1A – “Risk Factors” under Part I of this Form 10-K for more information about risks pertaining to business and factors that can influence our future results.

Critical Accounting Policies

We consider certain accounting policies to be critical due to the estimation process involved in each.

Revenue Recognition. In accordance with FASB ASC 606 - Revenue from Contracts with Customers ("ASC 606"), we record revenue in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. See "Notes to Consolidated Financial Statements - Note (1)(d) - Revenue Recognition" included in "Part II - Item 8. Financial Statements and Supplementary Data," (which discussion is incorporated herein by reference), and "Part II - Item 9A. Controls and Procedures," included in this Form 10-K, for further information.

Impairment of Goodwill and Other Intangible Assets. As of July 31, 2024, total goodwill recorded on our Consolidated Balance Sheet aggregated $284.2 million (of which $110.1 million relates to our Satellite and Space Communications segment and $174.1 million relates to our Terrestrial and Wireless Networks segment). Additionally, as of July 31, 2024, net intangibles recorded on our Consolidated Balance Sheet aggregated $194.8 million (of which $48.4 million relates to our Satellite and Space Communications segment and $146.4 million relates to our Terrestrial and Wireless Networks segment).

For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, our Satellite and Space Communications and Terrestrial and Wireless Networks segments each constitute a reporting unit and we must make various assumptions in determining their estimated fair values. During our fourth quarter of fiscal 2024, we recorded a $64.5 million non-cash impairment charge in our Satellite and Space Communications segment related to long-lived assets, including goodwill. See "Notes to Consolidated Financial Statements - Note (14) - Goodwill" and "Note (15) - Intangible Assets" included in "Part II - Item 8. Financial Statements and Supplementary Data" (which discussion is incorporated herein by reference), included in this Form 10-K, for further information. Also, as announced on October 17, 2024, we are executing a strategy to transform Comtech into a pure-play satellite and space communications company. Ongoing and future actions supporting our transformation strategy include: an exploration of strategic alternatives for our Terrestrial and Wireless Networks segment, which is well underway; the pursuit of further portfolio-shaping opportunities to enhance profitability, efficiency and focus; and the implementation of additional operational initiatives to both achieve profitable results from operations as well as to align our go-forward cost structure with a pure-play focus on satellite and space communications. Such activities could result in a material impairment of our goodwill and/or intangible assets. See "Part I - Item 1. Business - Strategic Transformation" for more information.

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

For tax positions taken or expected to be taken in a tax return, we account for unrecognized tax benefits using a “more-likely-than-not” threshold for financial statement recognition and measurement. We may be challenged upon review by the applicable taxing authority and positions taken by us may not be sustained. We recognize all or a portion of the benefit of income tax positions only when we have made a determination that it is "more-likely-than-not" that the tax position will be sustained upon examination, based upon the technical merits of the position and other factors. For tax positions that are determined as "more-likely-than-not" to be sustained upon examination, the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We recognize potential interest and penalties related to uncertain tax positions in income tax expense.

In assessing the need for a valuation allowance for deferred tax assets, we consider all positive and negative evidence, including past financial performance, timing and judgments about future taxable income and tax planning strategies. Valuation allowances are established, when necessary, to reduce net deferred tax assets to the amount "more-likely-than-not" expected to be realized. We continuously evaluate additional facts representing positive and negative evidence in determining our ability to realize these deferred tax assets.

Significant judgment is required in determining income tax provisions and tax positions. The ultimate outcome of tax exposures and risks involves significant uncertainties. If actual outcomes differ materially from these estimates, they could have a material impact on our results of operations and financial condition.

Our U.S. federal income tax returns for fiscal 2021 through 2023 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2020 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Capitalized Engineering Costs. We generally expense all research and development costs. Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other personnel-related expenses associated with product development. Research and development expenses also include third-party development and programming costs. Costs incurred internally in researching and developing software to be sold are charged to expense until technological feasibility has been established for the software. Judgment is required in determining when technological feasibility of a product is established. Technological feasibility for our advanced communication software solutions is generally reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to customers and when we are able to validate the marketability of such product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. To date, costs capitalized related to internally developed software to be sold were not material, but could increase in the future.

We capitalize certain costs related to internal-use software (e.g., hosted "SaaS" applications within our Terrestrial and Wireless Networks segment), primarily consisting of direct labor and third-party vendor costs associated with creating the software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred) and the post-implementation/operation stage (all costs are expensed as incurred). Costs capitalized in the application development stage include costs related to the design and implementation of the selected software components, software build and configuration infrastructure, and software interfaces. Capitalization of costs requires judgment in determining when a project has reached the application development stage, the proportion of time spent in the application development stage, and the period over which we expect to benefit from the use of that software. Once the software is placed in service, these costs are amortized on the straight-line method over the estimated useful life of the software. During fiscal 2024, internal-use software costs capitalized were $3.8 million. Capitalized internal use software costs are amortized once the software is placed in service on the straight-line method over the estimated useful life of the software, which is generally three years.

Provisions for Excess and Obsolete Inventory. We record a provision for excess and obsolete inventory based on historical and projected usage trends. Other factors may also influence our provision, including decisions to restructure or exit a product line, technological change and new product development. These factors could result in a change in the amount of excess and obsolete inventory on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory was overvalued, we would be required to recognize such costs in our financial statements at the time of such determination. Any such charge could be material to our results of operations and financial condition. See "Notes to Consolidated Financial Statements - Note (1)(f) - Inventories" included in "Part II - Item 8. Financial Statements and Supplementary Data," (which discussion is incorporated herein by reference), and "Part II - Item 9A. Controls and Procedures," included in this Form 10-K, for further information.

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

We monitor billing events, collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. In light of ongoing tight credit market conditions and high interest rates, we continue to see requests from our customers for higher credit limits and longer payment terms. We have, on a limited basis, approved certain customer requests. Also, more recently, in fiscal 2024, we experienced a significant increase in the overall level of contract assets (i.e., unbilled receivables) related to large, long-term contracts with certain U.S. government and international customers. We continue to monitor our accounts receivable credit portfolio. To-date, there has been no material changes in our credit portfolio as a result of the challenging business conditions.

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

Results of Operations

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of our consolidated net sales:

	Fiscal Years Ended July 31,
	2024	2023	2022
Gross margin	29.1%	33.5%	37.0%
Selling, general and administrative expenses	22.8%	21.8%	23.6%
Research and development expenses	4.5%	8.8%	10.8%
Amortization of intangibles	3.9%	3.9%	4.4%
Impairment of long-lived assets, including goodwill	11.9%	—%	—%
CEO transition costs	0.5%	1.7%	2.8%
Loss on business divestiture	0.2%	—%	—%
Proxy solicitation costs	—%	—%	2.3%
Operating loss	(14.8)%	(2.7)%	(6.9)%
Interest expense and other items	3.8%	2.9%	0.7%
Loss before benefit from income taxes	(18.6)%	(5.6)%	(7.6)%
Net loss	(18.5)%	(4.9)%	(6.8)%
Net loss attributable to common stockholders	(25.1)%	(6.2)%	(8.9)%
Adjusted EBITDA (a Non-GAAP measure)	8.5%	9.7%	8.1%

For a definition and explanation of Adjusted EBITDA, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal 2024 and 2023 - Adjusted EBITDA."

Fiscal 2024 Highlights and Business Outlook for Fiscal 2025

Our financial performance for the fiscal year ended July 31, 2024 includes:

•Consolidated net sales of $540.4 million, compared to $550.0 million in fiscal 2023. The prior year included a full year of operations related to our solid state, high power amplifier product line divested in November 2023 (the "PST Divestiture"). Adjusted for the PST Divestiture and despite very challenging business conditions in fiscal 2024, our consolidated net sales grew slightly from fiscal 2023;

•Gross margin was 29.1%, compared to 33.5% in fiscal 2023;

•GAAP net loss attributable to common stockholders was $135.4 million and included: a $64.5 million impairment charge in our Satellite and Space Communications segment related to long-lived assets, including goodwill; $12.5 million of restructuring costs; $4.1 million of strategic emerging technology costs for next-generation satellite technology; $2.9 million of CEO transition costs; and a $1.2 million loss associated with the PST Divestiture due to the acquirer not achieving certain post-divestiture earn-out criteria;

•GAAP EPS loss of $4.70 and Non-GAAP EPS of $0.10;

•Adjusted EBITDA (a Non-GAAP financial measure discussed below) of $45.7 million, a decrease of 14.6% from fiscal 2023, due in part to the PST Divestiture;

•New bookings (also referred to as orders) of $700.6 million, resulting in an annual book-to-bill ratio of 1.30x (a measure defined as bookings divided by net sales);

•Backlog of $798.9 million as of July 31, 2024, compared to $662.2 million as of July 31, 2023 and $653.4 million as of April 30, 2024. Backlog as of July 31, 2024 represents a new record for Comtech;

•Revenue visibility of approximately $1.8 billion as of July 31, 2024, an increase from the $1.1 billion as of July 31, 2023. We measure this revenue visibility as the sum of our $798.9 million of funded backlog, plus the total unfunded value of certain multi-year contracts that we have received and from which we expect future orders; and

•Cash flows used in operating activities of $54.5 million, due primarily to a significant increase in the overall level of contract assets (i.e., unbilled receivables) in fiscal 2024 related to our progress on large, long-term "over-time" contracts awarded to us by certain U.S. government and international end customers, as well as the timing of payments to our suppliers as we execute on our backlog. As experienced in the latter part of fiscal 2024, we expect the level of our unbilled receivables to continue to decline throughout fiscal 2025, as we invoice our customers upon physical delivery of products or the achievement of specified contractual milestones. Additionally, cash flows used in operating activities includes $16.0 million in aggregate payments for restructuring costs, including severance, CEO transition costs and strategic emerging technology costs for next-generation satellite technology.

Non-GAAP financial measures discussed above are reconciled to the most directly comparable GAAP financial measures in the table included in the below section "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal 2024 and 2023."

We operated most of fiscal 2024 under extremely difficult business conditions stemming from: a marked increase in working capital requirements related to certain troposcatter related contracts; an unexpected change in our CEO more than halfway through the fiscal year; the year-long protest by the incumbent of the large, multi-year Global Field Service Representative ("GFSR") contract awarded to us by the U.S. Army; supply chain and operational challenges that strained our liquidity at various points in the fiscal year; a prolonged refinancing of our debt capital; and a shift during our fourth quarter in the timing of our receipt and performance on a large COMET order anticipated for a certain international end country.

However, despite these challenges, the existing management team was successful in achieving many positive accomplishments along the way, such as: attracting strong talent throughout our organization; winning new strategic business opportunities, as well as competitive renewals; relocating our headquarters to be within close proximity to several key customers and suppliers; restructuring operations that had been underperforming under legacy management; reducing the level of unbilled receivables; and, importantly, emerging from fiscal 2024 with a clear vision for our company that we believe will contribute greatly toward unlocking meaningful shareholder value.

Key Business Developments

Satellite and Space Communications

In September 2023, we were awarded a large, multi-year GFSR contract by the U.S. Army with a total potential value of $544.0 million. Through this program, we would provide ongoing communications and IT infrastructure support for the U.S. Army, Air Force, Navy, Marine Corps and NATO, enabling U.S. and coalition forces to maintain robust, resilient and secure connectivity for global all-domain operations. The incumbent protested (and lost) the award of the contract to Comtech several times. Currently, the contract remains under protest and a stop work order. If we are successful in ultimately winning the protest, we would expect the GFSR contract to contribute significantly to our net sales in future periods.

In September 2023, we won a highly competitive $48.6 million contract to deliver next-generation Enterprise Digital Intermediate Frequency Multi-Carrier (“EDIM”) modems for the U.S. Army's satellite communications ("SATCOM") digitization and modernization programs. The advanced, software defined EDIM modem is intended to: support multiple satellite providers; become one of the primary modems used for U.S. military SATCOM, eventually replacing the Enhanced Bandwidth Efficient Modem ("EBEM"); and provide the U.S. Army, Navy and Air Force with a digitized, hybrid satellite network architecture. The EDIM modem would allow SATCOM users to easily roam across orbital regimes, blend capabilities from traditionally disparate networks and maintain assured, resilient connectivity in the most demanding of environments. We are progressing with our efforts on this contract and pleased to have recently secured incremental funding from the customer for additional work.

In November 2023, following a careful review of our business and product lines at that time, we saw an opportunity to divest our solid state, high power amplifier product line. The PST Divestiture generated $33.3 million of net cash proceeds prior to the repayment of debt and provided timely liquidity as we progressed with our efforts to refinance our debt capital structure.

In July 2024, we made the decision to exit our subsidiary operations in Basingstoke, United Kingdom. The U.K. operations were established in connection with the legacy management team’s 2020 acquisition of CGC Technology Limited, which primarily served customers in Europe. Following the acquisition, we continued to invest in the Basingstoke facility to advance LEO constellation-based antenna technologies in anticipation of significant production orders. Taking into consideration the significant ongoing investment as well as unfavorable contract terms on prospective antenna sales, we concluded the U.K. business would not generate an attractive return on invested capital and made the decision to exit these operations in order to curtail our future expenses and cash outlays, after anticipated restructuring charges associated with such exit.

Shifting to our troposcatter product line, throughout most of fiscal 2024, we experienced elevated levels of unbilled receivables due to the timing of our performance and billings related to certain large U.S. government and international customer contracts. As we progressed through the fourth quarter of fiscal 2024, we were successful in ramping up deliveries of next-generation troposcatter terminals related to our U.S. Marine Corps and Army contracts, contributing to a meaningful reduction of our consolidated unbilled receivables from $141.3 million at April 30, 2024 to $123.7 million as of July 31, 2024. Based on our anticipated performance over the next several months, we expect further material reductions in our unbilled receivables related to these contracts, contributing significantly to our cash flows and liquidity in fiscal 2025.

Terrestrial and Wireless Networks

In October 2023, we extended enhanced 911 call routing services, valued in excess of $30.0 million, for one of the largest wireless carriers in the U.S. Subsequent to year end, our new management team in this segment, led by Jeff Robertson, former CEO for Intrado's Life and Safety business, secured another renewal of these critical services in October 2024.

During our second fiscal quarter of 2024, we amended and extended critical Next Generation 911 (“NG-911”) services for the State of Washington. This extension is valued at $48.0 million over the next five years, with the option to extend further through 2034. Also, we extended critical call handling services provided to PSAPs across Australia through our partnership with Telstra. These services, valued at approximately $6.0 million over the next several years, support Australia's "000" (911 equivalent) emergency communications. Additionally, we were awarded several multi-year NG-911 call handling services contracts, aggregating $6.5 million, for PSAPs located in Canada and the U.S. We believe Comtech's position as a trusted leader in 911, NG-911 and public safety applications positions us increasingly well when it comes to delivering similarly sophisticated solutions for other types of emergencies.

In May 2024, we were awarded a large multi-year NG-911 contract by the Commonwealth of Massachusetts, valued at over $250.0 million. The new contract has an initial five-year term from August 1, 2024 through July 31, 2029, and includes one option to renew for a five-year period through July 31, 2034. While a continuation of existing services within the state, the procurement itself was competitive and Comtech was successful in securing the win, demonstrating the trust of our public safety partners as well as our leadership in NG-911 systems and services.

In June 2024, we announced the North Central Texas Emergency Communications District (“NCT911”) awarded us a contract to deliver NG-911 services that will further modernize NCT911’s infrastructure. The NCT911 contract includes a five-year base award, as well as three additional two-year option periods, with a not to exceed value of approximately $30.0 million.

At the start of fiscal 2024, we helped Strathcona County in Alberta become Canada’s first PSAP to transition to NG-911 services. In July 2024, we announced completing the full migration and deployment of an NG-911 system in Saskatchewan, Canada. With the Saskatchewan NG-911 deployment, we are now the first company, in partnership with leading ESInet provider SaskTel, to deploy a province-wide NG-911 system in Canada.

Subsequent to year end, in September 2024, we were also pleased to have been awarded a large, multi-year location-based services maintenance and support contract from one of the largest wireless carriers in the U.S.

Strategic Transformation
On October 17, 2024, we announced that we are executing a strategy to transform Comtech into a pure-play satellite and space communications company. Ongoing and future actions supporting our transformation strategy include: an exploration of strategic alternatives for our Terrestrial and Wireless Networks segment, which is well underway; the pursuit of further portfolio-shaping opportunities to enhance profitability, efficiency and focus; and the implementation of additional operational initiatives to both achieve profitable results from operations as well as to align our go-forward cost structure with a pure-play focus on satellite and space communications. In connection with this transformation strategy, we have also undertaken a detailed evaluation of our Satellite and Space Communications segment's product portfolio to identify opportunities to divest, separate and/or rationalize businesses or facilities that are not core to our go-forward focus. In addition to assessing our Basingstoke, UK operations, as discussed above, over the past several months, we have also conducted an intensive review of our product portfolio to focus future investment on our most strategic, high-margin revenue opportunities within the Satellite and Space Communications segment. There can be no assurance that the exploration of strategic alternatives will result in a transaction or other strategic changes or outcomes. While anticipated to improve our profitability in future periods, such actions may result in near-term restructuring charges.

Amended Credit Agreement and New Subordinated Term Loan Facility
In June 2024, we entered into a $222.0 million credit facility with a new syndicate of lenders (the “Credit Facility”), which replaced our prior credit facility. On October 17, 2024, we amended the Credit Facility, which waived certain defaults or events of default, including in connection with our Net Leverage Ratio and Fixed Charge Coverage Ratio covenants as of July 31, 2024. The amendment also provides for, among other things: (i) an increase to the interest rate margins applicable to the loans; (ii) a modification of certain financial and collateral reporting requirements; (iii) a lender and agent consent right with respect to $27.5 million of Revolver borrowings above $32.5 million; (iv) our ability to incur $25.0 million of senior unsecured subordinated debt; (v) a maturity date based on the earlier of (x) July 31, 2028 or (y) 90 days prior to the earliest date that the debt under the Subordinated Credit Agreement (as defined below) becomes due and payable; and (vi) a suspension of financial covenant testing through the end of our fiscal quarter ending January 31, 2025. On October 17, 2024, we also entered into a Subordinated Credit Agreement with the existing holders of our Convertible Preferred Stock (the “Subordinated Credit Agreement”), which provides a subordinated unsecured term loan facility in the aggregate principal amount of $25.0 million (the “Subordinated Credit Facility”). The proceeds of the Subordinated Credit Facility: (i) cured our default on certain financial covenants under the Credit Facility, as discussed above; (ii) provides additional liquidity to us; and (iii) funds our general working capital needs, including support of our transformation initiatives. See "Notes to Consolidated Financial Statements" included in "Part II - Item 8. Financial Statements and Supplementary Data" included in this Form 10-K, for further information.

CEO
Effective October 28, 2024, the Board of Directors appointed John Ratigan as our President and CEO and a member of the Board. Mr. Ratigan had been serving as our interim CEO since March 2024.

Business Outlook
As we enter fiscal 2025, business conditions continue to be challenging, and the operating environment is largely unpredictable, due to many factors including, but not limited to: uncertainties related to our recently announced transformation strategy and associated actions we may take; uncertainties related to our ability to operate as going concern, fluctuations in interest rates; inflation; continuing resolutions associated with the U.S. Federal budget; repercussions of military conflicts in Russia, Ukraine and the Middle East; and a potential global recession. Order and production delays, contract protests, delayed cash collections from customers, disruptions in component availability, increased pricing both for labor and parts, lower levels of factory utilization and higher logistics and operational costs resulting from such conditions have or could impact our business as well. In light of these business conditions and resulting challenges, we anticipate variability from time to time as we move through our transformation strategy.

We do not provide forward-looking guidance on a GAAP basis because we are unable to predict certain items contained in the GAAP measure without unreasonable efforts. Because our consolidated Adjusted EBITDA, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment as well as unallocated spending, it is inherently difficult to forecast. Please refer to the discussion below under "Adjusted EBITDA" for more information. Additional information related to our Business Outlook for Fiscal 2025 and a definition and explanation of Adjusted EBITDA is included in the below section "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal 2024 and 2023."

Comparison of Fiscal 2024 and 2023

Net Sales. Consolidated net sales were $540.4 million and $550.0 million for fiscal 2024 and 2023, respectively, representing a decrease of $9.6 million, or 1.7%. The decrease reflects lower net sales in our Satellite and Space Communications segment offset, in part, by an increase in net sales in our Terrestrial and Wireless Networks segment, as further discussed below. The prior year included a full year of operations related to our solid state, high power amplifier product line divested in November 2023 (the "PST Divestiture"). Adjusted for the PST Divestiture and despite very challenging business conditions in fiscal 2024, our consolidated net sales grew slightly from fiscal 2023.

Satellite and Space Communications
Net sales in our Satellite and Space Communications segment were $324.1 million for fiscal 2024 as compared to $337.8 million for fiscal 2023, a decrease of $13.7 million, or 4.1%. Fiscal 2024 primarily reflects significantly higher net sales of our troposcatter and SATCOM solutions to U.S. government customers (including progress toward delivering next-generation troposcatter terminals to the U.S. Marine Corps and U.S. Army), offset by lower net sales of satellite ground infrastructure solutions (including X/Y steerable antennas), high power solid state amplifiers related to the PST Divestiture in November 2023 and COMET troposcatter terminals to international customers. Our Satellite and Space Communications segment represented 60.0% of consolidated net sales for fiscal 2024 as compared to 61.4% for fiscal 2023. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for fiscal 2024 was 1.03x.

Bookings, sales and profitability in our Satellite and Space Communications segment can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by our U.S. and international government customers, and changes in the general business environment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance. Also, during the fourth quarter of fiscal 2024, as part of our recently announced transformation strategy, we made the decision to cease operations located in the United Kingdom related to our X/Y steerable antenna product line. As a result, we do not anticipate generating any meaningful sales from this product line in fiscal 2025 and beyond.

Terrestrial and Wireless Networks
Net sales in our Terrestrial and Wireless Networks segment were $216.3 million for fiscal 2024, as compared to $212.2 million for fiscal 2023, an increase of $4.1 million, or 1.9%, reflecting higher net sales of our NG-911 and call handling services, offset in part by lower net sales of our location based solutions. Our Terrestrial and Wireless Networks segment represented 40.0% of consolidated net sales for fiscal 2024 as compared to 38.6% for fiscal 2023. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for fiscal 2024 was 1.70x.

Bookings, sales and profitability in our Terrestrial and Wireless Networks segment can fluctuate from period-to-period due to many factors, including changes in the general business environment. Period-to-period fluctuations in bookings are normal for this segment. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance. Also, on October 17, 2024, we announced that we are exploring strategic alternatives for our Terrestrial and Wireless Networks segment, which is in advanced stages. Accordingly, future results of operations can be impacted by the timing and outcome of such initiatives. There can be no assurance that the exploration of strategic alternatives will result in a transaction or other strategic changes or outcomes.

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the fiscal years ended July 31, 2024 and 2023 are as follows:

	Fiscal Years Ended July 31,
	2024	2023	2024	2023	2024	2023
	Satellite and Space Communications		Terrestrial and Wireless Networks		Consolidated
U.S. government	55.4%	49.9%	1.1%	1.7%	33.7%	31.3%
Domestic	15.1%	16.7%	89.4%	89.2%	44.8%	44.7%
Total U.S.	70.5%	66.6%	90.5%	90.9%	78.5%	76.0%

International	29.5%	33.4%	9.5%	9.1%	21.5%	24.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. DoD, intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. For fiscal 2024, except for the U.S. government, there were no customers that represented more than 10% of consolidated net sales. For fiscal 2023, included in domestic sales are sales to Verizon Communications Inc. ("Verizon"), which were 10.6% of consolidated net sales.

International sales for fiscal 2024 and 2023 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $115.9 million and $132.1 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for fiscal 2024 and 2023.

Gross Profit. Gross profit was $157.2 million and $184.5 million for fiscal 2024 and 2023, respectively. Gross profit, as a percentage of consolidated net sales, for fiscal 2024 was 29.1% as compared to 33.5% for fiscal 2023. Our gross profit (both in dollars and as a percentage of consolidated net sales) reflects overall product mix changes (including the impact of the PST Divestiture, as discussed above. In addition, during fiscal 2023, we recorded a benefit of $2.3 million to cost of sales as we reduced a warranty accrual due to lower than expected warranty claims in our NG-911 product line. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Satellite and Space Communications segment's gross profit, as a percentage of related segment net sales, for fiscal 2024 decreased in comparison to fiscal 2023. The gross profit percentage in the more recent period reflects changes in products and services mix, as discussed above, and higher expected costs at completion as we advanced certain nonrecurring engineering related projects in our satellite ground infrastructure product line through development and toward production. Also, fiscal 2024 gross profit in this segment reflects challenging business conditions related to our steerable antenna operations located in the United Kingdom that we recently announced exiting.

Our Terrestrial and Wireless Networks segment's gross profit, as a percentage of related segment net sales, for fiscal 2024 decreased in comparison to fiscal 2023. The gross profit percentage in the more recent period reflects changes in products and services mix, as discussed above.

Included in consolidated cost of sales are provisions for excess and obsolete inventory of $2.8 million and $4.9 million, for fiscal 2024 and 2023, respectively. As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends. On October 17, 2024, we announced that we are executing a strategy to transform Comtech into a pure-play satellite and space communications company. Ongoing and future actions supporting the transformation strategy include the pursuit of further portfolio-shaping opportunities to enhance profitability, efficiency and focus and the implementation of additional organizational, operational and cost-savings initiatives to both achieve profitable results from operations as well as to align our go-forward cost structure with a pure-play focus on satellite and space communications. While anticipated to improve our profitability in future periods, such actions may result in near term restructuring charges, including an increase in our provision for excess and obsolete inventory.

Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast. Our consolidated gross profit, as a percentage of consolidated net sales may also be impacted by the timing and outcome of actions we may take related to our transformation strategy initiatives.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $123.2 million and $120.0 million for fiscal 2024 and 2023, respectively. As a percentage of consolidated net sales, selling, general and administrative expenses were 22.8% and 21.8% for fiscal 2024 and 2023, respectively.

During fiscal 2024 and 2023, we incurred $12.5 million and $10.9 million, respectively, of restructuring costs primarily related to streamlining our operations and improving efficiency, including severance and costs associated with the relocation of certain of our satellite ground infrastructure production facilities to our 146,000 square foot facility in Chandler, Arizona. Fiscal 2024 costs also include those activities supporting the PST Divestiture in November 2023 and, more recently, our announced pursuit of strategic alternatives related to our Terrestrial and Wireless Networks segment. Excluding restructuring costs, selling, general and administrative expenses for fiscal 2024 and 2023 would have been $110.9 million or 20.5% and $109.2 million or 19.9%, respectively, of consolidated net sales.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $4.8 million in fiscal 2024 as compared to $8.0 million in fiscal 2023. Although higher in the prior fiscal 2023 period, both fiscal 2024 and 2023 include fully vested stock-based awards granted to certain employees in lieu of annual non-equity incentive compensation. Also, the more recent period reflects a benefit associated with the forfeitures of stock-based awards related to our former CEO. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Research and Development Expenses. Research and development expenses were $24.1 million and $48.6 million for fiscal 2024 and 2023, respectively, representing a decrease of $24.5 million, or 50.4%. As a percentage of consolidated net sales, research and development expenses were 4.5% and 8.8% for fiscal 2024 and 2023, respectively.

For fiscal 2024 and 2023, research and development expenses of $12.9 million and $22.4 million, respectively, related to our Satellite and Space Communications segment, and $10.6 million and $25.2 million, respectively, related to our Terrestrial and Wireless Networks segment. The remaining research and development expenses of $0.5 million and $1.0 million in fiscal 2024 and 2023, respectively, related to the amortization of stock-based compensation expense.

During fiscal 2024 and 2023, we incurred $4.1 million and $3.8 million, respectively, of strategic emerging technology costs in our Satellite and Space Communications segment for next-generation satellite technology to advance our solutions offerings to be used with new broadband satellite constellations. We expect strategic emerging technology costs to decrease in fiscal 2025 as a result of our fourth quarter fiscal 2024 decision to cease operations related to our steerable antenna product line in the United Kingdom.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During fiscal 2024 and 2023, customers reimbursed us $18.9 million and $14.0 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales.

In addition to the recent increases in customer-funded research and development activities, in fiscal 2024, we also experienced an increase in engineering efforts related to cost to fulfill contract assets and internal use software, for which we capitalized $2.9 million and $3.8 million, respectively. As a result of these trends, a more focused prioritization of resources across various programs and the impact of prior reductions in force announced in fiscal 2023, our research and development expenses for financial reporting purposes significantly decreased in fiscal 2024 as compared to historical periods.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $21.2 million for fiscal 2024 (of which $6.7 million was for the Satellite and Space Communications segment and $14.5 million was for the Terrestrial and Wireless Networks segment) and $21.4 million for fiscal 2023 (of which $7.3 million was for the Satellite and Space Communications segment and $14.1 million was for the Terrestrial and Wireless Networks segment).

Impairment of Long-lived Assets, including Goodwill. During the fourth quarter of fiscal year 2024, our lower-than-expected financial performance, cured default on certain credit facility covenants and sustained decrease in our stock price since August 1, 2023 were each considered triggering events requiring an interim quantitative goodwill impairment test as of July 31, 2024. Based on our quantitative evaluation, we determined that our Satellite and Space Communications reporting unit had an estimated fair value below its carrying value and concluded that our goodwill in this reporting unit was impaired. As a result, in the fourth quarter of fiscal 2024, we recognized a non-cash $48.9 million goodwill impairment charge in our Satellite and Space Communications reporting unit. In addition to testing goodwill associated with our Satellite and Space Communications reporting unit for impairment, we also assessed the recoverability of the carrying values of our other long-lived assets, including identifiable intangible assets with finite useful lives. Such testing also considered our decision in the fourth quarter of fiscal 2024 to cease our steerable antenna operations located in the United Kingdom. Based on our evaluation, we determined that the fair value of the asset group related to such operations was lower than its carrying value and recorded a non-cash $15.6 million long-lived asset impairment charge in our Satellite and Space Communications segment. See "Notes to Consolidated Financial Statements" included in "Part II - Item 8. Financial Statements and Supplementary Data" included in this Form 10-K for further information.

CEO Transition Costs. For the three fiscal years ended July 31, 2024, cumulative CEO transition costs aggregated $25.6 million. CEO transition costs were $2.9 million for fiscal 2024 and principally consisted of legal expenses related to the March 2024 termination of our former CEO, Mr. Peterman, for cause due to conduct unrelated to our business strategy, financial results or previously filed financial statements. CEO transition costs were $9.1 million for fiscal 2023, of which $7.4 million related to our former President and CEO, Mr. Porcelain, pursuant to his separation agreement with the Company, and $1.7 million related our other former CEO, Mr. Kornberg. CEO transition costs were $13.6 million for fiscal 2022 and entirely related to our former CEO, Mr. Kornberg. CEO transition costs are expensed in our Unallocated segment.

Loss on Business Divestiture. In connection with the PST Divestiture, during fiscal 2024, we recorded a $1.2 million loss in our Unallocated segment due to the acquirer not achieving certain post-divestiture earn-out criteria. Although a loss for GAAP purposes, the PST Divestiture resulted in a gain for tax purposes. However, we completed the PST Divestiture in a tax efficient manner as we utilized a portion of the capital loss carryforward (related to the failed 2020 Gilat acquisition) which was set to expire in 2026.

Operating (Loss) Income. Operating loss for fiscal 2024 and 2023 was $79.9 million and $14.7 million, respectively. Operating (loss) income by reportable segment is shown in the table below:

	Fiscal Years Ended July 31,
	2024	2023	2024	2023	2024	2023	2024	2023
($ in millions)	Satellite and Space Communications		Terrestrial and Wireless Networks		Unallocated		Consolidated
Operating (loss) income	$(54.2)	$15.0	$21.7	$12.3	$(47.4)	$(42.0)	$(79.9)	$(14.7)
Percentage of related net sales	NA	4.5%	10.0%	5.8%	NA	NA	NA	NA
Our GAAP operating loss of $79.9 million for fiscal 2024 reflects: (i) a $64.5 million non-cash charge related to the impairment of certain long-lived assets, including goodwill, in our Satellite and Space Communications segment; (ii) $21.2 million of amortization of intangibles; (iii) $12.5 million of restructuring costs (of which $3.8 million, $0.6 million and $8.1 million related to our Satellite and Space Communications, Terrestrial and Wireless Networks and Unallocated segments, respectively); (iv) $6.1 million of amortization of stock-based compensation; (v) $4.1 million of strategic emerging technology costs; (vi) $2.9 million of CEO transition costs; (vii) a $1.2 million loss on the PST Divestiture reported in our Unallocated segment; and (viii) $1.0 million of amortization of cost to fulfill assets, as discussed above. Excluding such items, our consolidated operating income for fiscal 2024 would have been $33.5 million.

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

The decrease in operating income, excluding the above items, from $41.6 million for fiscal 2023 to $33.5 million for fiscal 2024 primarily reflects lower consolidated net sales and gross profit (both in dollars and as a percentage of consolidated net sales) and higher selling, general and administrative expenses (due to increased headcount, legal and professional fees and cash incentive compensation), offset in part by lower research and development expenses in both of our reportable operating segments, as discussed above. Operating income (loss) by reportable segment is further discussed below.

The significant decrease in our Satellite and Space Communications segment operating income for fiscal 2024 primarily reflects the non-cash impairment charge related to certain long-lived assets, including goodwill, and lower net sales and gross profit (both in dollars and as a percentage of related segment net sales), offset in part by lower research and development expenses, as discussed above.

The significant increase in our Terrestrial and Wireless Networks segment operating income, both in dollars and as a percentage of the related segment net sales, for fiscal 2024 reflects lower research and development expenses, as discussed above.

Excluding the loss on the PST Divestiture, the impact of CEO transition costs and its respective portion of restructuring charges in each period, Unallocated expenses for fiscal 2024 would have been $35.3 million, as compared to $29.0 million for fiscal 2023. The increase in Unallocated expenses, excluding such items, was primarily due to higher selling, general and administrative expenses, as discussed above. Amortization of stock-based compensation was $6.1 million and $10.1 million, respectively, for fiscal 2024 and 2023. Although higher in the prior fiscal 2023 period, both fiscal 2024 and 2023 include fully vested stock-based awards granted to certain employees in lieu of annual non-equity incentive compensation. Also, stock-based compensation for the more recent period reflects a benefit associated with the forfeitures of awards related to our former CEO.

Interest Expense and Other. Interest expense was $22.2 million and $15.0 million for fiscal 2024 and 2023, respectively. The increase is due to a higher average debt balance outstanding during fiscal 2024, a general rise in interest rates compared to the prior year and higher interest rates under our Credit Facility entered into in June 2024 (see "Notes to Consolidated Financial Statements - Note (8) - Credit Facility" included in "Part II - Item 8. Financial Statements and Supplementary Data" for further discussion of the Credit Facility). Our effective interest rate (including amortization of deferred financing costs) in fiscal 2024 was approximately 12.3% as compared to 8.9% in fiscal 2023. Our current cash borrowing rate (which excludes the amortization of deferred financing costs) under our Credit Facility is approximately 14.8%.

Interest (Income) and Other. Interest (income) and other for both fiscal 2024 and 2023 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Write-off of Deferred Financing Costs. During the fourth quarter of fiscal 2024, in connection with the extinguishment and refinancing of our Prior Credit Facility through a new syndicate of lenders, we fully expensed all $1.8 million of the remaining deferred financing costs related to the Prior Credit Facility.

Change in Fair Value of Warrants. During fiscal 2024, we recorded a $4.3 million net benefit from the remeasurement of warrants. The net benefit was driven by the impact of a lower market price of our common stock after the issuance of the warrants to the holders of our Series B-1 Convertible Preferred Stock in January 2024, offset in part by a higher market price of our common stock after the issuance of warrants to certain lenders under our Credit Facility in June 2024. See "Notes to Consolidated Financial Statements - Note (16) - Convertible Preferred Stock" and "Note (8) - Credit Facility" included in "Part II - Item 8. Financial Statements and Supplementary Data" for more information.

Benefit from Income Taxes. For fiscal 2024 and 2023, we recorded tax benefits of $0.3 million and $3.9 million, respectively. Our effective tax rate (excluding discrete tax items) for fiscal 2024 was 8.1%, as compared to 14.5% for fiscal 2023. The decrease in the rate is primarily due to changes in expected product and geographical mix. For purposes of determining our 8.1% effective tax rate for fiscal 2024, the impairment of long-lived assets, including goodwill, the change in fair value of warrants, CEO transition costs and the impact of the PST Divestiture are each considered significant, unusual or infrequently occurring discrete tax items and excluded from the computation of our effective tax rate. For purposes of determining our 14.5% effective tax rate for fiscal 2023, CEO transition costs were considered significant, unusual or infrequently occurring discrete tax items and excluded from the computation of our effective tax rate.

During fiscal 2024, we recorded a net discrete tax expense of $2.7 million, primarily related to stock-based awards and the establishment of a valuation allowance on U.S. net deferred tax assets, partially offset by the reversal of tax contingencies no longer required due to the expiration of applicable statute of limitations. During fiscal 2023, we recorded a net discrete tax benefit of $0.8 million, primarily related to the reversal of tax contingencies no longer required due to the expiration of applicable statute of limitations and the deductible portion of CEO transition costs, offset in part by the settlement of stock-based awards and the finalization of certain tax accounts in connection with our fiscal 2022 federal and state income tax returns.

Our U.S federal income tax returns for fiscal 2021 through 2023 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2020 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Loss Attributable to Common Stockholders. During fiscal 2024 and 2023, consolidated net loss attributable to common stockholders was $135.4 million and $33.9 million, respectively. In addition to those items discussed above, the more recent period also includes: (i) $19.6 million of expenses related to the exchange of our Series A-1 Convertible Preferred Stock for Series B Convertible Preferred Stock on January 22, 2024 (inclusive of the initial fair value of warrants issued to such holders) and the exchange of our Series B Convertible Preferred Stock for Series B-1 Convertible Preferred Stock on June 17, 2024; (ii) $11.6 million of dividends related to our Convertible Preferred Stock outstanding during fiscal 2024; and (iii) $4.3 million of Series B Convertible Preferred Stock issuance costs (consisting of third party financial advisor, legal and professional fees).

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both fiscal 2024 and 2023 are shown in the table below (numbers in the table may not foot due to rounding):

	Fiscal Years Ended July 31,
	2024	2023	2024	2023	2024	2023	2024	2023
($ in millions)	Satellite and Space Communications		Terrestrial and Wireless Networks		Unallocated		Consolidated
Net (loss) income	$(55.5)	15.5	21.0	12.3	(65.4)	(54.7)	$(100.0)	(26.9)
Provision for (benefit from) income taxes	0.7	(1.7)	0.7	(0.2)	(1.6)	(2.0)	(0.3)	(3.9)
Interest expense	—	—	—	—	22.1	15.0	22.2	15.0
Interest (income) and other	0.6	1.2	—	0.2	—	(0.2)	0.7	1.2
Write-off of deferred financing costs	—	—	—	—	1.8	—	1.8	—
Change in fair value of warrants and derivatives	—	—	—	—	(4.3)	—	(4.3)	—
Amortization of stock-based compensation	—	—	—	—	6.1	10.1	6.1	10.1
Amortization of intangibles	6.7	7.3	14.5	14.1	—	—	21.2	21.4
Depreciation	3.9	4.1	7.9	7.6	0.4	0.2	12.2	11.9
Impairment of long-lived assets, including goodwill	64.5	—	—	—	—	—	64.5	—
Amortization of cost to fulfill assets	1.0	1.0	—	—	—	—	1.0	1.0
CEO transition costs	—	—	—	—	2.9	9.1	2.9	9.1
Restructuring costs	3.8	5.7	0.6	1.3	8.1	3.9	12.5	10.9
Strategic emerging technology costs	4.1	3.8	—	—	—	—	4.1	3.8
Loss on business divestiture	—	—	—	—	1.2	—	1.2	—
Adjusted EBITDA	$29.8	37.0	44.7	35.3	(28.7)	(18.8)	$45.7	53.5
Percentage of related net sales	9.2%	11.0%	20.6%	16.6%	NA	NA	8.5%	9.7%

The decrease in consolidated Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, for fiscal 2024 as compared to fiscal 2023 primarily reflects lower consolidated net sales and gross profit (both in dollars and as a percentage of consolidated net sales) and higher selling, general and administrative expenses, offset in part by lower research and development expenses in both of our reportable operating segments, as discussed above.

The decrease in our Satellite and Space Communications segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, primarily reflects lower net sales and gross profit (both in dollars and as a percentage of related segment net sales), offset in part by lower research and development expenses, as discussed above

The increase in our Terrestrial and Wireless Networks segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, reflects lower research and development expenses, offset in part by a lower gross profit percentage on related segment net sales, as discussed above.

Because our consolidated Adjusted EBITDA, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment as well as unallocated spending, it is inherently difficult to forecast. Also, our consolidated Adjusted EBITDA could be impacted by the timing and outcome of our recently announced strategy to transform Comtech into a pure-play satellite and space communications company.

Reconciliations of our GAAP consolidated operating loss, net loss attributable to common stockholders and net loss per diluted common share for fiscal 2024 and 2023 to the corresponding Non-GAAP measures are shown in the tables below (numbers and per share amounts in the table may not foot due to rounding). Non-GAAP net income attributable to common stockholders and net income per diluted common share reflect Non-GAAP provisions for income taxes based on full year results, as adjusted for the Non-GAAP reconciling items included in the tables below. We evaluate our Non-GAAP effective income tax rate on an ongoing basis, and it can change from time to time. Our Non-GAAP effective income tax rate can differ materially from our GAAP effective income tax rate. In addition, due to the GAAP net loss for the period, Non-GAAP EPS for fiscal 2024 and 2023 was computed using weighted average diluted shares outstanding of 29,132,000 and 28,376,000, respectively.

	Fiscal 2024
($ in millions, except for per share amounts)	Operating (Loss) Income	Net (Loss) Income Attributable to Common Stockholders	Net (Loss) Income per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(79.9)	$(135.4)	$(4.70)
Loss on extinguishment of convertible preferred stock	—	19.6	0.68
Adjustments to reflect redemption value of convertible preferred stock	—	15.9	0.55
Change in fair value of warrants and derivatives	—	(4.3)	(0.15)
Impairment of long-lived assets, including goodwill	64.5	63.8	2.21
Amortization of intangibles	21.2	16.4	0.57
Restructuring costs	12.5	9.7	0.34
Amortization of stock-based compensation	6.1	4.8	0.17
Strategic emerging technology costs	4.1	3.8	0.13
CEO transition costs	2.9	2.2	0.08
Loss on business divestiture	1.2	1.2	0.04
Amortization of cost to fulfill assets	1.0	1.0	0.03
Net discrete tax expense	—	4.1	0.14
Non-GAAP measures	$33.5	$2.8	$0.10

	Fiscal 2023
($ in millions, except for per share amounts)	Operating (Loss) Income	Net (Loss) Income Attributable to Common Stockholders	Net (Loss) Income per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(14.7)	$(33.9)	$(1.21)
Adjustments to reflect redemption value of convertible preferred stock	—	7.0	0.25
Amortization of intangibles	21.4	16.6	0.59
Restructuring costs	10.9	8.3	0.30
Amortization of stock-based compensation	10.1	7.9	0.28
CEO transition costs	9.1	8.6	0.31
Strategic emerging technology costs	3.8	3.4	0.12
Amortization of cost to fulfill assets	1.0	1.0	0.03
Net discrete tax benefit	—	(0.3)	(0.01)
Non-GAAP measures	$41.6	$18.5	$0.65

Our Adjusted EBITDA is a Non-GAAP measure that represents earnings (loss) before interest, income taxes, depreciation expense, amortization of intangibles, amortization of stock-based compensation, amortization of cost to fulfill assets, restructuring costs, strategic emerging technology costs (for next-generation satellite technology), change in fair value of warrants and derivatives, write-off of deferred financing costs, CEO transition costs, impairment of long-lived assets, including goodwill, loss on business divestiture and, in the past, acquisition plan expenses, change in fair value of convertible preferred stock purchase option liability, COVID-19 related costs, facility exit costs, proxy solicitation costs and strategic alternatives analysis expenses and other. Although closely aligned, our definition of Adjusted EBITDA is different than EBITDA (as such term is defined in our Credit Facility) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is also a measure frequently requested by our investors and analysts. We believe that investors and analysts may use Adjusted EBITDA, along with other information contained in our SEC filings, including GAAP measures, in assessing our performance and comparability of our results with other companies. Our Non-GAAP measures reflect the GAAP measures as reported, adjusted for certain items as described herein and also excludes the effects of our outstanding convertible preferred stock.

These Non-GAAP financial measures have limitations as an analytical tool as they exclude the financial impact of transactions necessary to conduct our business, such as the granting of equity compensation awards, and are not intended to be an alternative to financial measures prepared in accordance with GAAP. These measures are adjusted as described in the reconciliation of GAAP to Non-GAAP measures in the tables presented herein, but these adjustments should not be construed as an inference that all of these adjustments or costs are unusual, infrequent or non-recurring. Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures determined in accordance with GAAP. Investors are advised to carefully review the GAAP financial results that are disclosed in our SEC filings. As we have not provided targets for fiscal 2025, we have also not quantitatively reconciled our fiscal 2025 outlook to comparable GAAP measures. Furthermore, even if targets had been provided, items such as stock-based compensation, adjustments to the provision for income taxes, amortization of intangibles and interest expense, which are specific items that impact these measures, have not yet occurred, are out of our control, or cannot be predicted. For example, quantification of stock-based compensation expense requires inputs such as the number of shares granted and market price that are not currently ascertainable. Accordingly, reconciliations to the Non-GAAP forward looking metrics are not available without unreasonable effort and such unavailable reconciling items could significantly impact our financial results.

Comparison of Fiscal 2023 and 2022

A detailed discussion of fiscal 2023 items and year-over-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in "Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal 2023 and 2022" in our Annual Report on Form 10-K for the year ended July 31, 2023.

Liquidity and Capital Resources

Our cash and cash equivalents were $32.4 million and $19.0 million at July 31, 2024 and 2023, respectively. For fiscal 2024, our cash flows reflect the following:

•Net cash used in operating activities was $54.5 million and $4.4 million for fiscal 2024 and 2023, respectively. Net cash used in operating activities for fiscal 2024 and net cash provided by operating activities for fiscal 2023 would have been $38.5 million and $9.6 million, respectively, when excluding $16.0 million and $14.0 million, respectively, in aggregate cash payments for restructuring costs (including severance), CEO transition costs and strategic emerging technology costs for next-generation satellite technology. The period-over-period decrease in cash flows from operating activities reflects overall changes in net working capital requirements, principally the timing of: (i) payments to vendors; and (ii) progress toward completion on contracts accounted for over time, including related shipments, billings and collections. More specifically, in fiscal 2024, we experienced a significant increase in the overall level of contract assets (i.e., unbilled receivables) related to large, long-term contracts with certain U.S. government and international customers. While such contract assets are trending lower more recently due to shipments, billings and collections from our customers, such contract activity did result in a material increase in working capital during our fiscal 2024.

•Net cash provided by investing activities in fiscal 2024 was $20.1 million compared to net cash used in investing activities in fiscal 2023 of $18.3 million. Fiscal 2024 includes $33.2 million of net cash proceeds from the PST Divestiture, offset in part by capital expenditures to build-out cloud-based computer networks to support our previously announced NG-911 contract wins and capital investments and building improvements in connection with our manufacturing facilities.

•Net cash provided by financing activities was $47.8 million and $20.1 million for fiscal 2024 and 2023, respectively. During fiscal 2024, we entered into a new Credit Facility and repaid in full the outstanding borrowings under our Prior Credit Facility. During fiscal 2024, with respect to term loans, we received net proceeds of $157.1 million and made $48.8 million in total repayments. During fiscal 2024, we had revolving loan net repayments of $85.3 million, as compared to revolving loan net borrowings of $36.9 million in fiscal 2023. During fiscal 2024, we paid financing costs of $10.3 million in connection with our credit facilities. During fiscal 2024, we received an aggregate of $43.2 million in net proceeds related to the issuance of our Series B Convertible Preferred Stock, and also paid $4.3 million in related issuance costs (consisting of third party financial advisor, legal and professional fees). During fiscal 2024 and 2023, we paid $0.3 million and $8.7 million, respectively, in cash dividends to our common stockholders. We also made $3.8 million and $2.9 million of payments to remit employees' statutory tax withholding requirements related to the net settlement of stock-based awards during fiscal 2024 and 2023, respectively.

Credit Facility
See "Notes to Consolidated Financial Statements - Note (8) - Credit Facility" included in "Part II - Item 8. Financial Statements and Supplementary Data," included in this Form 10-K (which discussion is incorporated herein by reference), for detailed information related to our Credit Facility entered into on June 17, 2024, which replaced the Prior Credit Facility previously entered into on November 7, 2023. As of July 31, 2024, the amount outstanding under our Credit Facility was $194.2 million, comprised of $32.5 million under the Revolving Loan and $161.7 million under the Term Loan. During fiscal 2024, we had outstanding balances under our credit facilities ranging from $156.2 million to $202.0 million. Capitalized terms used but not defined herein have the meanings set forth for such terms in the Credit Facility, which have been documented and filed with the SEC.

Convertible Preferred Stock
See "Notes to Consolidated Financial Statements - Note (16) - Convertible Preferred Stock" included in "Part II - Item 8. Financial Statements and Supplementary Data," included in this Form 10-K (which discussion is incorporated herein by reference), for additional information.

Subordinated Credit Agreement
See "Notes to Consolidated Financial Statements - Note (19) - Subsequent Event" included in "Part II - Item 8. Financial Statements and Supplementary Data," included in this Form 10-K (which discussion is incorporated herein by reference), for additional information on our Subordinated Credit Agreement, which we entered into on October 17, 2024.

Liquidity and Going Concern
Pursuant to the requirements of ASC Topic 205-40, "Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern," we are required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. This evaluation does not take into consideration the potential mitigating effect of our plans that have not been fully implemented or are not within our control as of the date the audited Consolidated Financial Statements are issued. When substantial doubt exists, we are required to evaluate whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of our plans, however, is only considered if both (i) it is probable that the plans will be effectively implemented within one year after the date that the Consolidated Financial Statements are issued, and (ii) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued.

As of the date these financial statements were issued (the "issuance date"), we evaluated whether the following adverse conditions, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern over the next twelve months beyond the issuance date.

Over the past three fiscal years, we incurred operating losses of $79.9 million, $14.7 million and $33.8 million in fiscal 2024, 2023 and 2022, respectively. In addition, over the past three fiscal years, net cash used in operating activities was $54.5 million and $4.4 million in fiscal 2024 and 2023, respectively, and net cash provided by operating activities was $2.0 million in fiscal 2022. Our ability to meet future anticipated liquidity needs over the next year beyond the issuance date will largely depend on our ability to generate positive cash inflows from operations, maximize our borrowing capacity under our Credit Facility, as discussed further below, and or secure other sources of outside capital. While we believe we will be able to generate sufficient positive cash inflows, maximize our borrowing capacity and secure outside capital, there can be no assurance our plans will be successfully implemented and, as such, we may be unable to continue as a going concern over the next year beyond the issuance date.

As discussed further in "Notes to Consolidated Financial Statements - Note (8) - Credit Facility" included in "Part II - Item 8. Financial Statements and Supplementary Data," included in this Form 10-K (which discussion is incorporated herein by reference), on June 17, 2024, we entered into a $222.0 million credit facility with a new syndicate of lenders, which replaced our prior credit facility. As further discussed below, we subsequently amended the credit facility on October 17, 2024 (the "Credit Facility"). The Credit Facility consists of a committed $162.0 million term loan (“Term Loan”) and $60.0 million revolver loan (“Revolver Loan”). At July 31, 2024 and October 25, 2024 (the date closest to the issuance date), total outstanding borrowings under the Credit Facility were $194.2 million and $199.1 million, respectively. At both July 31, 2024 and October 25, 2024, $32.5 million was drawn on the Revolver Loan. As of the issuance date, our available sources of liquidity approximate $28.7 million, consisting solely of qualified cash and cash equivalents. That is, our available sources of liquidity do not include the remaining portion of the committed Revolver Loan due to the lenders' consent right, discussed below, to any borrowings that exceed $32.5 million.

The Credit Facility, among other things, requires compliance with new restrictive and financial covenants, including: a maximum allowable Net Leverage Ratio of 3.25x for the fiscal quarter ending January 31, 2025; a minimum Fixed Charge Coverage Ratio of 1.20x for the fiscal quarter ending January 31, 2025; a minimum Average Liquidity requirement at each quarter end of $20.0 million; and a minimum EBITDA of $35.0 million for the fiscal quarter ending October 31, 2025. Such ratios adjust under the Credit Facility in future periods.

The Credit Facility was amended on October 17, 2024 to waive certain defaults or events of default, including in connection with our Net Leverage Ratio and Fixed Charge Coverage Ratio covenants as of July 31, 2024. The amendment also provides for, among other things: (i) increases the interest rate margins applicable to the loans; (ii) modifies certain financial and collateral reporting requirements; (iii) provides a lender consent right with respect to $27.5 million of Revolver Loan borrowings above $32.5 million; (iv) permits the incurrence of $25.0 million of senior unsecured subordinated debt (as described below); (v) amends the maturity date to the earlier of (x) July 31, 2028 or (y) 90 days prior to the earliest date that the debt under the Subordinated Credit Agreement (as defined below) becomes due and payable; and (vi) suspends financial covenant testing through the end of our fiscal quarter ending January 31, 2025.

In addition, we entered into a Subordinated Credit Agreement with the existing holders of our Convertible Preferred Stock (the “Subordinated Credit Agreement”) on October 17, 2024, which provides a subordinated unsecured term loan facility in the aggregate principal amount of $25.0 million (the “Subordinated Credit Facility”). The proceeds of the Subordinated Credit Facility: (i) cured our default on certain financial covenants under the Credit Facility, as discussed above; (ii) provides additional liquidity to us; and (iii) funds our general working capital needs, including support of our strategic transformation initiatives, as discussed below.

Our ability to meet our current obligations as they become due may be impacted by our ability to remain compliant with the financial covenants required by the Credit Facility, or to obtain future waivers or amendments from the lenders in the event compliance is not maintained. While we believe we will be able to secure such waivers or amendments, as needed, there can be no assurance such waivers or amendments will be secured or on terms that are acceptable to us. If we are unable to secure waivers or amendments, the lenders may declare an event of default, which would cause an immediate acceleration and repayment of all outstanding principal, interest and fees due under our Credit Facility. Absent our ability to repay the forgoing amounts upon the declaration of an event of default, the lenders may exercise their rights and remedies under the Credit Facility, which may include, among others, a seizure of substantially all of our assets and/or the liquidation of our operations. If an event of default occurs that allows the lenders to exercise these rights and remedies over the next year beyond the issuance date, we will be unable to continue as a going concern.
As of the issuance date, our plans to address our ability to continue as a going concern include, among other things:

•executing a strategy to transform Comtech into a pure-play satellite and space communications company (ongoing and future actions supporting our transformation strategy include: an exploration of strategic alternatives for our Terrestrial and Wireless Networks segment, which is well underway; the pursuit of further portfolio-shaping opportunities to enhance profitability, efficiency and focus; and the implementation of additional operational initiatives to both achieve profitable results from operations as well as to align our go-forward cost structure with a pure-play focus on satellite and space communications), as discussed further in Note (18) – “Cost Reduction Activities;”
•pursuing initiatives to reduce investments in working capital, namely accounts receivable and inventory;
•improving process disciplines to attain and maintain profitable operations by entering into more favorable sales or service contracts;
•reevaluating our business plans to identify opportunities (e.g., within our Satellite and Space Communications segment) to focus future investment on our most strategic, high-margin revenue opportunities;
•reevaluating our business plans to identify opportunities to further reduce capital expenditures;
•seeking opportunities to improve liquidity through any combination of debt and/or equity financing (including possibly restructuring our Credit Facility, Convertible Preferred Stock and/or Subordinated Credit Agreement); and
•seeking other strategic transactions and/or measures including, but not limited to, the potential sale or divestiture of assets.

While we believe the implementation of some or all of the elements of our plans over the next year beyond the issuance date will be successful, these plans are not all solely within management’s control and, as such, we can provide no assurance our plans are probable of being effectively implemented as of the issuance date. Therefore, the adverse conditions and events described above are uncertainties that raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on the basis that we will continue to operate as a going concern, which contemplates we will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Our material cash requirements are for working capital, debt service (including interest), capital expenditures, income tax payments, facilities lease payments and dividends related to our Convertible Preferred Stock, which are payable in kind or in cash under certain circumstances.

Our material cash requirements could increase beyond our current expectations due to factors such as: (i) an inability to meet our current obligations under our Credit Facility as they become, or to obtain future waivers or amendments from the lenders in the event compliance is not maintained; (ii) general economic conditions; (iii) a change in government spending priorities and or contracting decisions; (iv) larger than usual customer orders; (v) a future redemption by the holders of our Convertible Preferred Stock; or (vi) actions we may take related to our strategic transformation.

Also, in light of our recently announced strategic transformation initiatives, we continue to review and evaluate our capital allocation plans. Furthermore, we may choose to raise additional funds through equity and debt financing transactions to provide additional flexibility or to pursue acquisitions. Although it is difficult in the current economic and credit environment to predict the terms and conditions of financing that may be available in the future, we believe that we would have sufficient access to credit from financial institutions and/or financing from public and private debt and equity markets.

In addition to making capital investments for our high-volume manufacturing centers, we have been making significant capital expenditures and building out cloud-based computer networks to support our previously announced NG-911 contract wins. We expect capital investments for these and other initiatives to continue in fiscal 2025.

Our investment policy relating to our cash and cash equivalents is intended to minimize principal loss while at the same time maximize the income we receive without significantly increasing risk. To minimize risk, we generally invest excess cash and cash equivalents in money market mutual funds (both government and commercial), certificates of deposit, bank deposits, and U.S. Treasury securities. Money market mutual funds we invest in are direct obligations of the U.S. government, bank securities guaranteed by the Federal Deposit Insurance Corporation, certificates of deposit and commercial paper and other securities issued by other companies. While we cannot predict future market conditions or market liquidity, we believe our investment policies are appropriate in the current environment. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

On July 13, 2022, we filed a $200.0 million shelf registration statement with the SEC for the sale of various types of securities, including debt. This new shelf registration statement was declared effective by the SEC as of July 25, 2022 and expires on July 25, 2025.

On September 29, 2020, our Board of Directors authorized a $100.0 million stock repurchase program, which replaced our prior program. The $100.0 million stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases of our common stock during fiscal 2024 and 2023.

In fiscal 2023, we adjusted the Company’s capital allocation plans and determined to forgo a common stock dividend. Future common stock dividends, if any, remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval and certain voting rights of holders of our Convertible Preferred Stock.

At July 31, 2024, we had $247,000 of cash deposited as collateral in connection with outstanding standby letters of credit to guarantee future performance on certain customer contracts and no commercial letters of credit outstanding.

Commitments
In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of July 31, 2024, will materially adversely affect our liquidity. At July 31, 2024, cash payments due under contractual obligations (including estimated interest expense on our Credit Facility), excluding purchase orders that we entered into in our normal course of business, are as follows:

($ in thousands)	Total	Due Within 1 Year
Credit Facility - principal payments	$194,163	4,050
Credit Facility - interest payments	92,800	28,985
Operating lease obligations	43,690	8,263
Contractual cash obligations	$330,653	41,298

The commitments under our Credit Facility are described in detail above. See "Notes to Consolidated Financial Statements - Note (1)(c) - Liquidity and Going Concern" included in "Part II - Item 8. Financial Statements and Supplementary Data," included in this Form 10-K (which discussion is incorporated herein by reference) for further important information.

See "Notes to Consolidated Financial Statements - Note (9) -"Leases" included in "Part II - Item 8. Financial Statements and Supplementary Data," (which discussion is incorporated herein by reference), included in this Form 10-K, for additional information on our lease commitments.

As discussed further in "Notes to Consolidated Financial Statements - Note (16) - Convertible Preferred Stock" included in "Part II - Item 8. Financial Statements and Supplementary Data," (which discussion is incorporated herein by reference), included in this Form 10-K, the holders of the Convertible Preferred Stock have the option to redeem such shares for cash: (i) in the event of the occurrence of an asset sale trigger; (ii) in the event of a satisfaction of the existing Credit Facility; and (iii) in all other cases, October 31, 2028. As the Convertible Preferred Stock are not mandatorily redeemable for cash, the redemption value of such shares are not presented in the table above.

As discussed further in "Notes to Consolidated Financial Statements - Note (19) - Subsequent Events - Subordinated Credit Agreement" included in "Part II - Item 8. Financial Statements and Supplementary Data," (which discussion is incorporated herein by reference), included in this Form 10-K, there are defined make-whole amounts with respect to certain repayments or prepayment of such subordinated debt equal to: (i) from the October 17, 2024 through (but not including) July 17, 2025, $25.0 million multiplied by 33.0%; (ii) from July 17, 2025 through (but not including) October 17, 2026, $25.0 million multiplied by 50.0%; and (iii) from October 17, 2026 and thereafter, $25.0 million multiplied by 75.0% plus, in the case of clause (iii), interest accrued on $25.0 million at the make-whole interest rate (as defined below) starting on October 17, 2026 and calculated as of any such date of determination. The make-whole interest rate is a rate equal to 16.0% per annum, which is increased by 2.0% per annum upon the occurrence and during the continuation of an event of default under the Subordinated Credit Agreement.

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

As further discussed in "Notes to Consolidated Financial Statements – Note (10) - "Income Taxes " included in "Part II - Item 8. Financial Statements and Supplementary Data," included in this Form 10-K (which discussion is incorporated herein by reference), our Consolidated Balance Sheet at July 31, 2024 includes total liabilities of $8.6 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

As further discussed in "Notes to Consolidated Financial Statements – Note (1)(n) - Adoption of Accounting Standards and Updates" included in "Part II - Item 8. Financial Statements and Supplementary Data," included in this Form 10-K, (which discussion is incorporated herein by reference), during fiscal 2024 the following FASB ASUs have been issued and incorporated into the FASB ASC and have not yet been adopted by us as of July 31, 2024:

•FASB ASU No. 2023-07, which requires the disclosure of significant segment expenses, by reportable segment, regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. The disclosure of other segment items by reportable segment are also required and would constitute the difference between segment revenues less these significant segment expenses and reported segment profit or loss. On an annual basis, the update requires an entity to disclose the CODM's title and position, as well as describe how the CODM uses the reported measures. Additionally, all existing annual disclosures about segment profit or loss must be provided on an interim basis in addition to the disclosure of significant segment expenses and other segment items. This ASU is effective for fiscal years beginning after December 15, 2023 (our fiscal year beginning on August 1, 2024) and for interim periods within fiscal years beginning after December 15, 2024 (our interim period beginning on August 1, 2025), with early adoption permitted. The adoption of this guidance will impact our disclosures only and we do not expect it to have a material impact on our consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from borrowings under our Credit Facility. Based on the amount of outstanding debt under our Credit Facility, a hypothetical change in interest rates by 10% would change interest expense by approximately $2.7 million over a one-year period. Although we do not currently use interest rate derivative instruments to manage exposure to interest rate changes, we may choose to do so in the future in connection with our Credit Facility.

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of July 31, 2024, we had cash and cash equivalents of $32.4 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of July 31, 2024, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

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
ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")), which have been designed to provide reasonable assurance that the information required to be disclosed by us, in reports filed under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, carried out by us under the supervision of our Chief Executive Officer and Chief Financial Officer, and with the participation of our management, we concluded that our disclosure controls and procedures were not effective, as of July 31, 2024, as a result of the material weaknesses in our internal control over financial reporting discussed below.

Notwithstanding our material weaknesses, we have concluded that the consolidated financial statements and other financial information included in this Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP").

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013) (the "COSO framework"). Based on our assessment, we determined that, as of July 31, 2024, our internal control over financial reporting was not effective based on those criteria as a result of material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain an effective control environment commensurate with our financial reporting requirements based on the criteria in the COSO framework, as we lacked a sufficient complement of resources with an appropriate level of knowledge and experience to establish effective process and controls. The control environment material weakness contributed to other material weaknesses within our system of internal control over financial reporting at the control activity level, where we did not design and implement effective control activities, including controls related to revenue, inventory and other assets. Deficiencies in control activities contributed to accounting errors and the potential for there to have been material accounting errors within revenue, inventory and other assets.

Deloitte and Touche LLP, our independent registered public accounting firm, has performed an audit of our internal control over financial reporting as of July 31, 2024. Deloitte’s audit reports appear on pages F-2 and F-3 of this annual report.

Changes In Internal Control Over Financial Reporting

Other than for the material weaknesses described above, there have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during our fiscal quarter ended July 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

Our remediation efforts are ongoing and we will continue our initiatives to hire additional skilled resources in program management and accounting and finance related functions, and implement and document policies, procedures, and internal controls. Remediation of the identified material weaknesses and strengthening of our internal control environment will require a substantial effort throughout fiscal 2025 and beyond, as necessary. We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Officers

During the three months ended July 31, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    (1) The Registrant’s financial statements together with a separate index are annexed hereto.
(2) The Financial Statement Schedule listed in a separate index is annexed hereto.
(3) Exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
3(a)(i)	Restated Certificate of Incorporation of the Registrant, dated August 18, 2006	Exhibit 3(a)(i) to the Registrant’s 2006 Form 10-K
3(a)(ii)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Comtech Telecommunications Corp., dated December 28, 2021	Exhibit 3.1 to the Registrant's Form 8-K, filed December 30, 2021
3(a)(iii)	Third Amended and Restated By-Laws of the Registrant, dated September 26, 2017	Exhibit 3(a)(ii) to the Registrant’s 2017 Form 10-K
3(a)(iv)	Certificate of Designations of Series B-1 Convertible Preferred Stock, dated June 17, 2024	Exhibit 3.1 to the Registrant's Form 8-K filed June 18, 2024
3(a)(v)	Certificate of Elimination of Series B-1 Convertible Preferred Stock, dated October 23, 2024
3(a)(vi)	Certificate of Designations of Series B-2 Convertible Preferred Stock, dated October 17, 2024	Exhibit 3.1 to the Registrant’s Form 8-K, filed October 18, 2024
4(a)(i)	Form of Warrant Agreement	Exhibit 4.1 to the Registrant’s Form 8-K, filed October 18, 2024
4(a)(ii)	Description of Comtech Telecommunications Corp.'s Securities Registered Pursuant to Section 12 of the Exchange Act
10(a)*	Third Amended and Restated 2001 Employee Stock Purchase Plan	Appendix B to the Registrant’s Proxy Statement, filed November 18, 2022
10(b)*	2000 Stock Incentive Plan, Amended and Restated, dated December 15, 2022	Appendix A to the Registrant’s Proxy Statement, filed November 18, 2022
10(c)(1)*	Form of Stock Option Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(f)(7) to the Registrant’s 2005 Form 10-K
10(c)(2)*	Form of Stock Option Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2020	Exhibit 10(d)(3) to the Registrant's 2020 Form 10-K
10(d)(1)*	Form of Cash-Settled Performance Unit Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(e)(2) to the Registrant's 2023 Form 10-K
10(e)(1)*	Form of Long-Term Performance Share Award Agreement pursuant to the 2000 Stock Incentive Plan - 2018	Exhibit 10(f)(2) to the Registrant's 2019 Form 10-K
10(f)(1)*	Form of Restricted Stock Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2019	Exhibit 10(g)(3) to the Registrant's 2019 Form 10-K
10(f)(2)*	Form of Restricted Stock Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2022	Exhibit 10(g)(4) to the Registrant's 2022 Form 10-K
10(g)(1)*	Form of Restricted Stock Unit Agreement for Employees pursuant to the 2000 Stock Incentive Plan - 2017	Exhibit 10(h)(1) to the Registrant’s 2017 Form 10-K
10(g)(2)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(aa) to the Registrant’s 2016 Form 10-K
10(g)(3)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2020	Exhibit 10.1 to the Registrant's Form 10-Q, filed June 3, 2020

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
10(g)(4)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2022	Exhibit 10(h)(7) to the Registrant's 2022 Form 10-K
10(g)(5)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Employees pursuant to the 2000 Stock Incentive Plan - 2022	Exhibit 10(h)(8) to the Registrant's 2022 Form 10-K
10(h)(1)*	Form of Other Stock-Based Award Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(i)(3) to the Registrant's 2023 Form 10-K
10(i)(1)*	Form of Share Unit Agreement (eligible for dividend equivalents) for Employees pursuant to the 2000 Stock Incentive Plan	Exhibit 10.2 to the Registrant's Form 10-Q, filed December 9, 2013
10(i)(2)*	Form of Share Unit Agreement (eligible for dividend equivalents) for Employees pursuant to the 2000 Stock Incentive Plan - 2018	Exhibit 10(j)(2) to the Registrant's 2018 Form 10-K
10(j)*	Form of Indemnification Agreement between the Registrant and the Named Executive Officers and Certain Other Executive Officers	Exhibit 10.1 to Registrant’s Form 8-K, filed on March 8, 2007
10(k)(1)*	Form of Change-in-Control Agreement (Tier 1)	Exhibit 10(l)(1) to the Registrant's 2022 Form 10-K
10(k)(2)*	Form of Change-in-Control Agreement (Tier 2) between the Registrant and Certain Named Executive Officers (other than the CEO) and Certain Other Executive Officers	Exhibit 10(l)(2) to the Registrant's 2022 Form 10-K
10(k)(3)*	Form of Change-in-Control Agreement (Tier 2) between the Registrant and Certain Named Executive Officers (other than the CEO) and Certain Other Executive Officers (California Employees)	Exhibit 10.3 to the Registrant’s Form 8-K, filed June 7, 2017
10(k)(4)*	Form of Change-in-Control Agreement (Tier 2) between the Registrant and Certain Named Executive Officers (other than the CEO) and Certain Other Executive Officers (Divisional/Subsidiary Presidents)	Exhibit 10.4 to the Registrant’s Form 8-K, filed June 7, 2017
10(k)(5)*
Form of Change-in-Control Agreement (Tier 2) between the Registrant and Certain Named Executive Officers (other than the CEO) and Certain Other Executive Officers (California Divisional/Subsidiary Presidents)
Exhibit 10.5 to the Registrant’s Form 8-K, filed June 7, 2017
10(k)(6)*	Form of Change-in-Control Agreement (Tier 3) between the Registrant and Certain Non-Executive Officers	Exhibit 10.6 to the Registrant’s Form 8-K, filed June 7, 2017
10(l)*	Retirement and Transition Agreement, dated September 30 2019	Exhibit 10.1 to the Registrant's Form 10-Q, filed December 4, 2019
10(m)(1)	Credit Agreement, dated as of June 17, 2024, among Comtech Telecommunications Corp. and the lenders named therein	Exhibit 10.1 to the Registrant’s Form 8-K, filed June 18, 2024
10(m)(2)
Waiver and Amendment No. 1 to Credit Agreement, dated as of October 17, 2024, by and among Comtech Telecommunications Corp., as borrower, the lenders named therein, TCW Asset Management Company LLC, as term loan agent, and Wingspire Capital LLC, as revolving agent
Exhibit 10.1 to the Registrant’s Form 8-K, filed October 18, 2024
10(m)(3)
Subordinated Credit Agreement, dated as of October 17, 2024, by and among Comtech Telecommunications Corp., as borrower, the lenders named therein, and U.S. Bank Trust Company, National Association, as agent
Exhibit 10.2 to the Registrant’s Form 8-K, filed October 18, 2024

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
10(n)(1)	Subscription and Exchange Agreement, dated as of October 17, 2024, by and among Comtech Telecommunications Corp. and the Investors named therein	Exhibit 10.3 to the Registrant’s Form 8-K, filed October 18, 2024
10(n)(2)	Registration Rights Agreement, dated October 17, 2024, by and among Comtech Telecommunications Corp. and the Investors named therein	Exhibit 10.5 to the Registrant’s Form 8-K, filed October 18, 2024
10(n)(3)	Form of Voting Agreement	Exhibit 10.4 to the Registrant’s Form 8-K, filed October 18, 2024
10(o)
Cooperation Agreement dated December 16, 2021, by and among Comtech Telecommunications Corp., Outerbridge Partners, LP, Outerbridge Capital Management, LLC, Outerbridge Partners GP, LLC, Outerbridge Bartleby Fund, LP, Outerbridge Bartleby GP, LLC, and Rory Wallace
Exhibit 10.1 to the Registrant's Form 8-K, filed December 21, 2021
10(p)(1)*	Employment Agreement, dated December 31, 2021, between Comtech and Michael Porcelain	Exhibit 10.1 to the Registrant's Form 8-K, filed January 5, 2022
10(p)(2)*	Restricted Stock Unit Agreement with Michael Porcelain Pursuant to the Comtech Telecommunications Corp. 2000 Stock Incentive Plan	Exhibit 10.2 to the Registrant's Form 10-Q, filed March 10, 2022
10(p)(3)*	Separation Agreement and General Release with Michael Porcelain, dated August 9, 2022	Exhibit 10.1 to the Registrant's Form 8-K, filed August 10, 2022
10(q)(1)*	CEO Employment Agreement with Ken Peterman, dated September 12, 2022	Exhibit 10.1 to the Registrant’s Form 8-K, filed September 13, 2022
10(q)(2)*	Restricted Stock Unit Agreement with Ken Peterman Pursuant to the Comtech Telecommunications Corp. 2000 Stock Incentive Plan	Exhibit 10.2 to the Registrant’s Form 8-K, filed September 13, 2022
10(q)(3)*	Long-Term Performance Share Award Agreement with Ken Peterman Pursuant to the Comtech Telecommunications Corp. 2000 Stock Incentive Plan	Exhibit 10.3 to the Registrant’s Form 8-K, filed September 13, 2022
10(q)(4)*	Long-Term Performance Share Award (VWAP) Agreement with Ken Peterman Pursuant to the Comtech Telecommunications Corp. 2000 Stock Incentive Plan	Exhibit 10.4 to the Registrant’s Form 8-K, filed September 13, 2022
10(r)	Form of Executive Employment Agreement	Exhibit 10.1 to the Registrant’s Form 8-K, filed January 9, 2024
10(s)(1)	Employment Agreement between Comtech Telecommunications Corp. and John Ratigan	Exhibit 10.1 to the Registrant’s Form 8-K, filed April 1, 2024
10(s)(2)	Employment Agreement Amendment 1 between Comtech Telecommunications Corp. and John Ratigan	Exhibit 10.2 to the Registrant’s Form 8-K, filed April 1, 2024
10(t)	Form of Retention Bonus Agreement	Exhibit 10.1 to the Registrant’s Form 8-K, filed May 2, 2024
10(u)	Comtech Telecommunications Corp. 2023 Equity and Incentive Plan	Exhibit 10.4 to the Registrant’s Form 10-Q, filed June 18, 2024
10(v)(1)	Form of Restricted Stock Unit Agreement pursuant to the Comtech Telecommunications Corp. 2023 Equity and Incentive Plan	Exhibit 10.5 to the Registrant’s Form 10-Q, filed June 18, 2024
10(v)(2)	Form of Long Term Performance Award Agreement pursuant to the Comtech Telecommunications Corp. 2023 Equity and Incentive Plan	Exhibit 10.6 to the Registrant’s Form 10-Q, filed June 18, 2024

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
10(v)(3)	Form of Other Stock Award Agreement pursuant to the 2023 Equity and Incentive Plan
10(v)(4)	Form of Restricted Stock Unit Agreement to Non-employee Directors pursuant to the Comtech Telecommunications Corp. 2023 Equity and Incentive Plan
10(v)(5)	Form of Restricted Stock Agreement to Non-employee Directors pursuant to the Comtech Telecommunications Corp. 2023 Equity and Incentive Plan
19	Insider Trading Policies and Procedures of the Company
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of CEO and Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback Policy of the Company
101.INS
The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2024, formatted in inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements

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

COMTECH TELECOMMUNICATIONS CORP.

October 30, 2024	By: /s/John Ratigan
(Date)	John Ratigan, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title

October 30, 2024	/s/John Ratigan	Director, President and Chief Executive Officer
(Date)	John Ratigan	(Principal Executive Officer)

October 30, 2024	/s/Michael A. Bondi	Chief Financial Officer
(Date)	Michael A. Bondi	(Principal Financial and Accounting Officer)

October 30, 2024	/s/Wendi Carpenter	Director
(Date)	Wendi Carpenter

October 30, 2024	/s/Judy Chambers	Director
(Date)	Judy Chambers

October 30, 2024	/s/Bruce T. Crawford	Director
(Date)	Bruce T. Crawford

October 30, 2024	/s/Mark Quinlan	Chairman of the Board
(Date)	Mark Quinlan

October 30, 2024	/s/Dr. Yacov A. Shamash	Director
(Date)	Dr. Yacov A. Shamash

October 30, 2024	/s/Lawrence J. Waldman	Director
(Date)	Lawrence J. Waldman

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule

Page
Reports of Independent Registered Public Accounting Firm (PCAOB ID: 34)	F-2

Consolidated Financial Statements:

Balance Sheets as of July 31, 2024 and 2023	F-7

Statements of Operations for each of the years in the three-year period ended July 31, 2024	F-8

Statements of Convertible Preferred Stock and Stockholders' Equity for each of the years in the three-year period ended July 31, 2024	F-9

Statements of Cash Flows for each of the years in the three-year period ended July 31, 2024	F-10

Notes to Consolidated Financial Statements	F-12

Additional Financial Information Pursuant to the Requirements of Form 10-K:

Schedule II – Valuation and Qualifying Accounts and Reserves	S-1

Schedules not listed above have been omitted because they are either not applicable or the required information has been provided elsewhere in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
Comtech Telecommunications Corp.
Chandler, Arizona

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Comtech Telecommunications Corp. and subsidiaries (the "Company") as of July 31, 2024 and 2023, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity, and cash flows, for each of the three years in the period ended July 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 30, 2024, expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash outflows from operations, and may be unable to maintain compliance with financial covenants required by its credit agreement that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Net Sales – Over Time Accounting Using the Cost-to-Cost Measure for Specific Identified Material Contracts — Refer to Note 1 to the financial statements

Critical Audit Matter Description

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

Goodwill - Refer to Note 14 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company used a combination of a market approach and the income approach, also known as the discounted cash flow ("DCF") method, to determine the present value of cash flows to estimate fair value. In the DCF, the future cash flows for the Company’s reporting units were projected based on their estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $284.2 million as of July 31, 2024, of which $174.1 million was allocated to the Terrestrial and Wireless Networks Reporting Unit (“Terrestrial and Wireless Networks”) and $110.1 million was allocated to the Satellite and Space Communications Reporting Unit (“Satellite and Space Communications”). The fair value of Terrestrial and Wireless Networks exceeded its carrying value by 24.7% as of the measurement date and, therefore, no impairment was recognized. The carrying value of the Satellite and Space Communications reporting unit exceeded its fair value by 10.4% primarily due to declines in financial performance. Consequently, the Company recognized an impairment loss for goodwill, net, related to the Satellite and Space Communications reporting unit of $48,925,000 for the year ended July 31, 2024.

We identified goodwill for Terrestrial and Wireless Networks and Satellite and Space Communications as a critical audit matter because of the significant judgments made by management to estimate the fair value of the reporting unit and the differences between their fair value and carrying value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future revenue and operating margins.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discount rate and forecasts of future revenue and operating margins used by management to estimate the fair value of Terrestrial and Wireless Networks and Satellite and Space Communications included the following, among others:

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

◦Assessing the concluded fair value of the sum of the aggregate reporting units relative to the business enterprise as a whole based on market prices as of the impairment assessment date.

/s/ DELOITTE & TOUCHE LLP

Jericho, New York
October 30, 2024

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
Comtech Telecommunications Corp.
Chandler, Arizona

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Comtech Telecommunications Corp. and subsidiaries (the “Company”) as of July 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of July 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended July 31, 2024, of the Company and our report dated October 30, 2024, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern.

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment: The Company did not design and maintain an effective control environment commensurate with their financial reporting requirements based on the criteria in the COSO framework, as the Company lacked a sufficient complement of resources with an appropriate level of knowledge and experience to establish effective process and controls. The control environment material weakness contributed to other material weaknesses within the Company’s system of internal control over financial reporting at the control activity level, where the Company did not design and implement effective control activities, including controls related to revenue, inventory and other assets. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements, and financial statement schedule, as of and for the year ended July 31, 2024, of the Company, and this report does not affect our report on such financial statements.

/s/ DELOITTE & TOUCHE LLP

Jericho, New York
October 30, 2024

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
As of July 31, 2024 and 2023

Assets	2024	2023
Current assets:
Cash and cash equivalents	$32,433,000	18,961,000
Accounts receivable, net	195,595,000	163,159,000
Inventories, net	93,136,000	105,845,000
Prepaid expenses and other current assets	15,387,000	17,521,000
Total current assets	336,551,000	305,486,000
Property, plant and equipment, net	47,328,000	53,029,000
Operating lease right-of-use assets, net	31,590,000	44,410,000
Goodwill	284,180,000	347,692,000
Intangibles with finite lives, net	194,828,000	225,907,000
Deferred financing costs, net	3,251,000	2,349,000
Other assets, net	14,706,000	17,364,000
Total assets	$912,434,000	996,237,000
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,477,000	64,241,000
Accrued expenses and other current liabilities	62,245,000	66,990,000
Current portion of long-term debt	4,050,000	4,375,000
Operating lease liabilities, current	7,869,000	8,645,000
Contract liabilities	65,834,000	66,351,000
Interest payable	1,072,000	1,368,000
Total current liabilities	183,547,000	211,970,000
Non-current portion of long-term debt, net	170,486,000	160,029,000
Operating lease liabilities, non-current	30,258,000	41,763,000
Income taxes payable	2,231,000	2,208,000
Deferred tax liability, net	6,193,000	9,494,000
Long-term contract liabilities	21,035,000	18,419,000
Other liabilities	12,355,000	1,844,000
Total liabilities	426,105,000	445,727,000
Commitments and contingencies (See Note 13)
Convertible preferred stock, par value $0.10 per share; authorized and issued 171,827 shares at July 31, 2024 (includes accrued dividends of $1,341,000) and authorized 125,000 shares; issued 100,000 at July 31, 2023 (includes accrued dividends of $604,000)	180,076,000	112,211,000
Stockholders’ equity:
Preferred stock, par value $0.10 per share; authorized and unissued 1,828,173 and 1,875,000 shares at July 31, 2024 and 2023, respectively	—	—
Common stock, par value $0.10 per share; authorized 100,000,000 shares; issued 43,766,109 shares and 43,096,271 shares at July 31, 2024 and 2023, respectively	4,377,000	4,310,000
Additional paid-in capital	640,145,000	636,925,000
Retained earnings	103,580,000	238,913,000
	748,102,000	880,148,000
Less:
Treasury stock, at cost (15,033,317 shares at July 31, 2024 and 2023)	(441,849,000)	(441,849,000)
Total stockholders’ equity	306,253,000	438,299,000
Total liabilities, convertible preferred stock and stockholders’ equity	$912,434,000	996,237,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
Fiscal Years Ended July 31, 2024, 2023 and 2022

	2024	2023	2022
Net sales	$540,403,000	549,994,000	486,239,000
Cost of sales	383,224,000	365,534,000	306,403,000
Gross profit	157,179,000	184,460,000	179,836,000

Expenses:
Selling, general and administrative	123,198,000	120,003,000	114,858,000
Research and development	24,077,000	48,631,000	52,532,000
Amortization of intangibles	21,154,000	21,396,000	21,396,000
Impairment of long-lived assets, including goodwill	64,525,000	—	—
CEO transition costs	2,916,000	9,090,000	13,554,000
Loss on business divestiture	1,199,000	—	—
Proxy solicitation costs	—	—	11,248,000
	237,069,000	199,120,000	213,588,000

Operating loss	(79,890,000)	(14,660,000)	(33,752,000)

Other expenses (income):
Interest expense	22,153,000	14,961,000	5,031,000
Interest (income) and other	678,000	1,226,000	(703,000)
Write-off of deferred financing costs	1,832,000	—	—
Change in fair value of warrants and derivatives	(4,273,000)	—	—
Change in fair value of convertible preferred stock purchase option liability	—	—	(1,005,000)

Loss before benefit from income taxes	(100,280,000)	(30,847,000)	(37,075,000)
Benefit from income taxes	(295,000)	(3,948,000)	(4,023,000)

Net loss	$(99,985,000)	(26,899,000)	(33,052,000)

Loss on extinguishment of convertible preferred stock	(19,555,000)	—	—

Adjustments to reflect redemption value of convertible preferred stock:
Dividend on convertible preferred stock	(11,551,000)	(7,007,000)	(5,204,000)
Convertible preferred stock issuance costs	(4,349,000)	—	(4,007,000)
Establishment of initial convertible preferred stock purchase option liability	—	—	(1,005,000)
Net loss attributable to common stockholders	$(135,440,000)	$(33,906,000)	$(43,268,000)

Net loss per share:
Basic	$(4.70)	(1.21)	(1.63)
Diluted	$(4.70)	(1.21)	(1.63)

Weighted average number of common shares outstanding – basic	28,799,000	28,002,000	26,506,000

Weighted average number of common and common equivalent shares outstanding – diluted	28,799,000	28,002,000	26,506,000

 See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
Fiscal Years Ended July 31, 2024, 2023 and 2022

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of July 31, 2021	—	$—	41,281,812	$4,128,000	$605,439,000	$333,001,000	15,033,317	$(441,849,000)	$500,719,000
Equity-classified stock award compensation	—	—	—	—	7,767,000	—	—	—	7,767,000
CEO transition costs related to equity-classified stock-based awards (See Note 11)	—	—	—	—	7,388,000	—	—	—	7,388,000
Issuance of employee stock purchase plan shares	—	—	49,138	5,000	725,000	—	—	—	730,000
Issuance of restricted stock, net of forfeiture	—	—	132,854	13,000	(13,000)	—	—	—	—
Net settlement of stock-based awards	—	—	247,721	25,000	(4,640,000)	—	—	—	(4,615,000)
Common stock issued for settlement of UHP Networks Inc. earn-out liability	—	—	961,302	96,000	8,818,000	—	—	—	8,914,000
Issuance of convertible preferred stock	100,000	100,000,000	—	—	—	—	—	—	—
Convertible preferred stock issuance costs	—	(4,007,000)	—	—	—	—	—	—	—
Establishment of initial convertible preferred stock purchase option liability	—	(1,005,000)	—	—	—	—	—	—	—
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)	—	10,216,000	—	—	—	(10,216,000)	—	—	(10,216,000)
Cash dividends declared ($0.40 per share)	—	—	—	—	—	(10,661,000)	—	—	(10,661,000)
Accrual of dividend equivalents, net of reversal ($0.40 per share)	—	—	—	—	—	(389,000)	—	—	(389,000)
Net loss	—	—	—	—	—	(33,052,000)	—	—	(33,052,000)
Balance as of July 31, 2022	100,000	105,204,000	42,672,827	4,267,000	625,484,000	278,683,000	15,033,317	(441,849,000)	466,585,000
Equity-classified stock award compensation	—	—	—	—	10,257,000	—	—	—	10,257,000
CEO transition costs related to equity-classified stock-based awards (See Note 11)	—	—	—	—	3,764,000	—	—	—	3,764,000
Issuance of employee stock purchase plan shares	—	—	54,617	5,000	429,000	—	—	—	434,000
Issuance of restricted stock, net of forfeiture	—	—	93,091	9,000	(9,000)	—	—	—	—
Net settlement of stock-based awards	—	—	275,736	29,000	(3,000,000)	—	—	—	(2,971,000)
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)	—	7,007,000	—	—	—	(7,007,000)	—	—	(7,007,000)
Cash dividends declared ($0.20 per share)	—	—	—	—	—	(5,549,000)	—	—	(5,549,000)
Accrual of dividend equivalents, net of reversal ($0.20 per share)	—	—	—	—	—	(315,000)	—	—	(315,000)
Net loss	—	—	—	—	—	(26,899,000)	—	—	(26,899,000)
Balance as of July 31, 2023	100,000	112,211,000	43,096,271	4,310,000	636,925,000	238,913,000	15,033,317	(441,849,000)	438,299,000
Equity-classified stock award compensation	—	—	—	—	6,096,000	—	—	—	6,096,000
Issuance of employee stock purchase plan shares	—	—	52,604	5,000	249,000	—	—	—	254,000
Issuance of restricted stock, net of forfeiture	—	—	(2,686)	—	—	—	—	—	—
Net settlement of stock-based awards	—	—	619,920	62,000	(3,125,000)	—	—	—	(3,063,000)
Loss on extinguishment of convertible preferred stock	(100,000)	(115,721,000)	—	—	—	(19,555,000)	—	—	(19,555,000)
Issuance of convertible preferred stock	171,827	172,035,000	—	—	—	—	—	—	—
Convertible preferred stock issuance costs	—	(4,349,000)	—	—	—	—	—	—	—
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)	—	15,900,000	—	—	—	(15,900,000)	—	—	(15,900,000)
Reversal of dividend equivalents	—	—	—	—	—	107,000	—	—	107,000
Net loss	—	—	—	—	—	(99,985,000)	—	—	(99,985,000)
Balance as of July 31, 2024	171,827	$180,076,000	43,766,109	$4,377,000	$640,145,000	$103,580,000	15,033,317	$(441,849,000)	$306,253,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Fiscal Years Ended July 31, 2024, 2023 and 2022

	2024	2023	2022
Cash flows from operating activities:
Net loss	$(99,985,000)	(26,899,000)	(33,052,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	12,159,000	11,922,000	10,314,000
Amortization of intangible assets with finite lives	21,154,000	21,396,000	21,396,000
Amortization of stock-based compensation	6,096,000	10,107,000	7,767,000
Amortization of deferred financing costs	3,985,000	1,852,000	811,000
Amortization of cost to fulfill assets	960,000	959,000	469,000
Write-off of deferred financing costs	1,832,000	—	—
CEO transition costs related to equity-classified stock-based awards	—	3,764,000	7,388,000
Change in fair value of warrants and derivatives	(4,273,000)	—	—
Change in fair value of convertible preferred stock purchase option liability	—	—	(1,005,000)
Paid-in-kind interest under Term Loan	337,000	—	—
Loss on business divestiture	1,199,000	—	—
Changes in other liabilities	(4,110,000)	(4,133,000)	(4,132,000)
Loss (gain) on disposal of property, plant and equipment	889,000	48,000	(310,000)
Provision for allowance for doubtful accounts	1,422,000	261,000	838,000
Provision for excess and obsolete inventory	2,801,000	4,871,000	4,447,000
Deferred income tax benefit	(2,990,000)	(6,060,000)	(5,856,000)
Impairment of long-lived assets, including goodwill	64,525,000	—	—
Changes in assets and liabilities, net of effects of divestitures:
Accounts receivable	(38,305,000)	(39,709,000)	33,567,000
Inventories	(7,763,000)	(14,885,000)	(20,406,000)
Prepaid expenses and other current assets	4,282,000	1,656,000	(3,190,000)
Other assets	(717,000)	(3,356,000)	(6,656,000)
Accounts payable	(18,930,000)	20,362,000	6,833,000
Accrued expenses and other current liabilities	755,000	671,000	(11,081,000)
Contract liabilities	2,755,000	10,194,000	(1,362,000)
Other liabilities, non-current	14,000	(324,000)	(3,690,000)
Interest payable	(296,000)	1,197,000	(22,000)
Income taxes payable	(2,291,000)	1,673,000	(1,071,000)
Net cash (used in) provided by operating activities	(54,495,000)	(4,433,000)	1,997,000
Cash flows from investing activities:
Proceeds from business divestiture, net	33,225,000	—	—
Purchases of property, plant and equipment	(13,083,000)	(18,311,000)	(19,619,000)
Net cash provided by (used in) investing activities	20,142,000	(18,311,000)	(19,619,000)
Cash flows from financing activities:
Proceeds from term loan facilities	157,140,000	—	—
Repayment of term loan facilities	(48,800,000)	(1,875,000)	—
Net (payments) borrowings under revolving loans	(85,300,000)	36,900,000	(71,000,000)
Payment of deferred financing costs	(10,294,000)	(3,809,000)	(140,000)
Proceeds from issuance of convertible preferred stock	43,200,000	—	100,000,000
Payment of convertible preferred stock issuance costs	(4,272,000)	—	(4,007,000)
Cash dividends paid on common stock	(268,000)	(8,661,000)	(11,048,000)
Remittance of employees' statutory tax withholding for stock awards	(3,815,000)	(2,869,000)	(6,109,000)
Proceeds from issuance of employee stock purchase plan shares	254,000	470,000	734,000
Payment of shelf registration costs	(20,000)	(101,000)	—
Repayment of principal amounts under finance lease and other obligations	—	(4,000)	(15,000)
Net cash provided by financing activities	47,825,000	20,051,000	8,415,000
			(Continued)

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
Fiscal Years Ended July 31, 2024, 2023 and 2022

	2024	2023	2022
Net increase (decrease) in cash and cash equivalents	$13,472,000	(2,693,000)	(9,207,000)
Cash and cash equivalents at beginning of year	18,961,000	21,654,000	30,861,000
Cash and cash equivalents at end of year	$32,433,000	18,961,000	21,654,000

Supplemental cash flow disclosure
Cash paid during the year for:
Interest	$18,097,000	11,914,000	4,094,000
Income taxes, net	$4,877,000	361,000	2,913,000

Non-cash investing and financing activities:
Adjustment to reflect redemption value of convertible preferred stock	$15,900,000	7,007,000	10,216,000

Accrued deferred financing costs	$1,114,000	—	—

Accrued additions to property, plant and equipment	$961,000	993,000	5,586,000

Accrued remittance of employees' statutory tax withholdings for fully-vested share units	$424,000	1,204,000	1,102,000

Accrued shelf registration costs	$170,000	—	—

Unpaid convertible preferred stock issuance costs	$77,000	—	—

Cash dividends declared on common stock but unpaid, including (reversal) accrual of dividend equivalents	$(107,000)	315,000	3,135,000

Issuance of restricted stock	$—	9,000	13,000

Common stock issued for acquisitions	$—	—	9,000,000

Establishment of initial convertible preferred stock purchase option liability	$—	—	1,005,000

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

(c)Liquidity and Going Concern

Pursuant to the requirements of ASC Topic 205-40, "Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern," we are required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. This evaluation does not take into consideration the potential mitigating effect of our plans that have not been fully implemented or are not within our control as of the date the audited Consolidated Financial Statements are issued. When substantial doubt exists, we are required to evaluate whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of our plans, however, is only considered if both (i) it is probable that the plans will be effectively implemented within one year after the date that the Consolidated Financial Statements are issued, and (ii) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued.

As of the date these financial statements were issued (the "issuance date"), we evaluated whether the following adverse conditions, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern over the next twelve months beyond the issuance date.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
Over the past three fiscal years, we incurred operating losses of $79,890,000, $14,660,000 and $33,752,000 in fiscal 2024, 2023 and 2022, respectively. In addition, over the past three fiscal years, net cash used in operating activities was $54,495,000 and $4,433,000 in fiscal 2024 and 2023, respectively, and net cash provided by operating activities was $1,997,000 in fiscal 2022. Our ability to meet future anticipated liquidity needs over the next year beyond the issuance date will largely depend on our ability to generate positive cash inflows from operations, maximize our borrowing capacity under our Credit Facility, as discussed further below, and or secure other sources of outside capital. While we believe we will be able to generate sufficient positive cash inflows, maximize our borrowing capacity and secure outside capital, there can be no assurance our plans will be successfully implemented and, as such, we may be unable to continue as a going concern over the next year beyond the issuance date.

As discussed further in Note (8) – “Credit Facility,” on June 17, 2024, we entered into a $222,000,000 credit facility with a new syndicate of lenders, which replaced our prior credit facility. As further discussed below, we subsequently amended the credit facility on October 17, 2024 (the "Credit Facility"). The Credit Facility consists of a committed $162,000,000 term loan (“Term Loan”) and $60,000,000 revolving loan (“Revolver Loan”). At July 31, 2024 and October 25, 2024 (the date closest to the issuance date), total outstanding borrowings under the Credit Facility were $194,163,000 and $199,067,000, respectively. At both July 31, 2024 and October 25, 2024, $32,500,000 was drawn on the Revolver Loan. As of the issuance date, our available sources of liquidity approximate $28,700,000, consisting solely of qualified cash and cash equivalents. That is, our available sources of liquidity do not include the remaining portion of the committed Revolver Loan due to the lenders' consent right, discussed below, to any borrowings that exceed $32,500,000.

The Credit Facility, among other things, requires compliance with new restrictive and financial covenants, including: a maximum allowable Net Leverage Ratio of 3.25x for the fiscal quarter ending January 31, 2025; a minimum Fixed Charge Coverage Ratio of 1.20x for the fiscal quarter ending January 31, 2025; a minimum Average Liquidity requirement at each quarter end of $20,000,000; and a minimum EBITDA of $35,000,000 for the fiscal quarter ending October 31, 2025. Such ratios adjust under the Credit Facility in future periods.

The Credit Facility was amended on October 17, 2024 to waive certain defaults or events of default, including in connection with our Net Leverage Ratio and Fixed Charge Coverage Ratio covenants as of July 31, 2024. The amendment also provides for, among other things: (i) increases the interest rate margins applicable to the loans; (ii) modifies certain financial and collateral reporting requirements; (iii) provides a lender consent right with respect to $27,500,000 of Revolver Loan borrowings above $32,500,000; (iv) permits the incurrence of $25,000,000 of senior unsecured subordinated debt (as described below); (v) amends the maturity date to the earlier of (x) July 31, 2028 or (y) 90 days prior to the earliest date that the debt under the Subordinated Credit Agreement (as defined below) becomes due and payable; and (vi) suspends financial covenant testing through the end of our fiscal quarter ending January 31, 2025.

In addition, we entered into a Subordinated Credit Agreement with the existing holders of our Convertible Preferred Stock (the “Subordinated Credit Agreement”) on October 17, 2024, which provides a subordinated unsecured term loan facility in the aggregate principal amount of $25,000,000 (the “Subordinated Credit Facility”). The proceeds of the Subordinated Credit Facility: (i) cured our default on certain financial covenants under the Credit Facility, as discussed above; (ii) provides additional liquidity to us; and (iii) funds our general working capital needs, including support of our strategic transformation initiatives, as discussed below.

Our ability to meet our current obligations as they become due may be impacted by our ability to remain compliant with the financial covenants required by the Credit Facility, or to obtain future waivers or amendments from the lenders in the event compliance is not maintained. While we believe we will be able to secure such waivers or amendments, as needed, there can be no assurance such waivers or amendments will be secured or on terms that are acceptable to us. If we are unable to secure waivers or amendments, the lenders may declare an event of default, which would cause an immediate acceleration and repayment of all outstanding principal, interest and fees due under our Credit Facility. Absent our ability to repay the forgoing amounts upon the declaration of an event of default, the lenders may exercise their rights and remedies under the Credit Facility, which may include, among others, a seizure of substantially all of our assets and/or the liquidation of our operations. If an event of default occurs that allows the lenders to exercise these rights and remedies over the next year beyond the issuance date, we will be unable to continue as a going concern.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
As of the issuance date, our plans to address our ability to continue as a going concern include, among other things:

•executing a strategy to transform Comtech into a pure-play satellite and space communications company (ongoing and future actions supporting our transformation strategy include: an exploration of strategic alternatives for our Terrestrial and Wireless Networks segment, which is well underway; the pursuit of further portfolio-shaping opportunities to enhance profitability, efficiency and focus; and the implementation of additional operational initiatives to both achieve profitable results from operations as well as to align our go-forward cost structure with a pure-play focus on satellite and space communications), as discussed further in Note (18) – “Cost Reduction Activities;”
•pursuing initiatives to reduce investments in working capital, namely accounts receivable and inventory;
•improving process disciplines to attain and maintain profitable operations by entering into more favorable sales or service contracts;
•reevaluating our business plans to identify opportunities (e.g., within our Satellite and Space Communications segment) to focus future investment on our most strategic, high-margin revenue opportunities;
•reevaluating our business plans to identify opportunities to further reduce capital expenditures;
•seeking opportunities to improve liquidity through any combination of debt and/or equity financing (including possibly restructuring our Credit Facility, Convertible Preferred Stock and/or Subordinated Credit Agreement); and
•seeking other strategic transactions and/or measures including, but not limited to, the potential sale or divestiture of assets.

While we believe the implementation of some or all of the elements of our plans over the next year beyond the issuance date will be successful, these plans are not all solely within management’s control and, as such, we can provide no assurance our plans are probable of being effectively implemented as of the issuance date. Therefore, the adverse conditions and events described above are uncertainties that raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on the basis that we will continue to operate as a going concern, which contemplates we will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
(d)Revenue Recognition

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
Point in time accounting is principally applied to contracts in our satellite ground station technologies product line (which includes satellite modem and traveling wave tube amplifiers). The contracts related to these product lines do not meet the requirements for over time revenue recognition because our customers cannot utilize the equipment for its intended purpose during any phase of our manufacturing process; customers do not simultaneously receive and/or consume the benefits provided by our performance; customers do not control the asset (i.e., prior to delivery, customers cannot direct the use of the asset, sell or exchange the equipment, etc.); and, although many of our contracts have termination for convenience clauses and/or an enforceable right to payment for performance completed to date, our performance creates an asset with an alternative use through the point of delivery.

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

	Fiscal Years Ended July 31,
	2024	2023	2022
United States
U.S. government	33.7%	31.3%	27.2%
Domestic	44.8%	44.7%	47.8%
Total United States	78.5%	76.0%	75.0%

International	21.5%	24.0%	25.0%
Total	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. For fiscal 2024, except for the U.S. government, there were no customers that represented more than 10% of consolidated net sales. For fiscal 2023 and 2022, included in domestic sales are sales to Verizon Communications Inc. ("Verizon"), which were 10.6% and 11.1% of consolidated net sales, respectively. International sales for fiscal 2024, 2023 and 2022 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $115,924,000, $132,117,000 and $121,392,000, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10.0% of consolidated net sales for fiscal 2024, 2023 and 2022.

The following tables summarize our disaggregation of revenue consistent with information reviewed by our Chief Operating Decision Maker ("CODM") for the fiscal years ended July 31, 2024, 2023 and 2022. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors which impact our business. See Note (12) - "Segment Information" for more information related to our segments.

	Fiscal Year Ended July 31, 2024
	Satellite and Space Communications	Terrestrial and Wireless Networks	Total
Geographical region and customer type
U.S. government	$179,816,000	2,504,000	$182,320,000
Domestic	48,793,000	193,366,000	242,159,000
Total United States	228,609,000	195,870,000	424,479,000

International	95,460,000	20,464,000	115,924,000
Total	$324,069,000	216,334,000	$540,403,000
Contract type
Firm fixed-price	$275,428,000	216,334,000	$491,762,000
Cost reimbursable	48,641,000	—	48,641,000
Total	$324,069,000	216,334,000	$540,403,000
Transfer of control
Point in time	$135,070,000	1,578,000	$136,648,000
Over time	188,999,000	214,756,000	403,755,000
Total	$324,069,000	216,334,000	$540,403,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

	Fiscal Year Ended July 31, 2023
	Satellite and Space Communications	Terrestrial and Wireless Networks	Total
Geographical region and customer type
U.S. government	$168,411,000	3,567,000	$171,978,000
Domestic	56,568,000	189,331,000	245,899,000
Total United States	224,979,000	192,898,000	417,877,000

International	112,777,000	19,340,000	132,117,000
Total	$337,756,000	212,238,000	$549,994,000
Contract type
Firm fixed-price	$288,482,000	212,238,000	$500,720,000
Cost reimbursable	49,274,000	—	49,274,000
Total	$337,756,000	212,238,000	$549,994,000
Transfer of control
Point in time	$197,808,000	2,968,000	$200,776,000
Over time	139,948,000	209,270,000	349,218,000
Total	$337,756,000	212,238,000	$549,994,000

	Fiscal Year Ended July 31, 2022
	Satellite and Space Communications	Terrestrial and Wireless Networks	Total
Geographical region and customer type
U.S. government	$127,536,000	5,061,000	$132,597,000
Domestic	50,274,000	181,976,000	232,250,000
Total United States	177,810,000	187,037,000	364,847,000

International	101,868,000	19,524,000	121,392,000
Total	$279,678,000	206,561,000	$486,239,000
Contract type
Firm fixed-price	$249,497,000	206,561,000	$456,058,000
Cost reimbursable	30,181,000	—	30,181,000
Total	$279,678,000	206,561,000	$486,239,000
Transfer of control
Point in time	$186,052,000	2,633,000	$188,685,000
Over time	93,626,000	203,928,000	297,554,000
Total	$279,678,000	206,561,000	$486,239,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on our Consolidated Balance Sheets. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. For certain contracts with provisions that are intended to protect customers in the event we do not satisfy our performance obligations, billings occur subsequent to revenue recognition, resulting in unbilled receivables. Under ASC 606, unbilled receivables constitute contract assets. There were no material impairment losses recognized on contract assets during the fiscal years ended July 31, 2024, 2023 and 2022. On large long-term contracts, and for contracts with international customers that do not do business with us regularly, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to-date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract. Under the typical payment terms for our contracts accounted for at a point in time, costs are accumulated in inventory until the time of billing, which generally coincides with revenue recognition. Of the current contract liability balance of $66,351,000 at July 31, 2023 and $64,601,000 at July 31, 2022, $48,902,000 and $53,079,000 was recognized as revenue during fiscal years 2024 and 2023, respectively.

We recognize the incremental costs to obtain or fulfill a contract as an expense when incurred if the amortization period of the asset is one year or less; otherwise, such costs are capitalized and amortized over the estimated life of the contract. During fiscal year 2024, incremental costs to obtain or fulfill contracts with an amortization period greater than one year were $2,863,000. During fiscal year 2023, incremental costs to obtain or fulfill contracts with an amortization period greater than one year were not material.

Commissions payable to our internal sales and marketing employees or contractors that are incremental to the acquisition of long-term customer contracts are capitalized and amortized consistent with the pattern of revenue recognition through cost of sales on our Consolidated Statements of Operations. Commissions payable that are not incremental to the acquisition of long-term contracts are expensed as incurred in selling, general and administrative expenses on our Consolidated Statements of Operations. As for commissions payable to our third-party sales representatives related to large long-term contracts, we consider these types of commissions both direct and incremental costs to obtain and fulfill such contracts. Therefore, such commissions are included in total estimated costs at completion for such contracts and expensed over time through cost of sales on our Consolidated Statements of Operations.

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under indefinite delivery / indefinite quantity ("IDIQ") contracts. As of July 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $798,915,000 (which represents the amount of our consolidated funded backlog). We estimate that a substantial portion of our remaining performance obligations at July 31, 2024 will be completed and recognized as revenue during the next twenty-four month period, with the rest thereafter. During fiscal 2024, revenue recognized from performance obligations satisfied, or partially satisfied, in previous periods (for example due to changes in the transaction price) was not material.

(e)Cash and Cash Equivalents

Our cash equivalents are short-term, highly liquid investments that are both readily convertible to known amounts of cash and have insignificant risk of change in value as a result of changes in interest rates. Our cash and cash equivalents, as of July 31, 2024 and 2023, amounted to $32,433,000 and $18,961,000, respectively, and primarily consist of bank deposits and money market deposit accounts insured by the Federal Deposit Insurance Corporation. Cash equivalents are carried at cost, which approximates fair value.

At July 31, 2024, cash and cash equivalents includes $247,000 of cash deposited as collateral in connection with outstanding standby letters of credit to guarantee future performance on certain customer contracts.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
(f)Inventories

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

(g)Long-Lived Assets

Our machinery and equipment, which are recorded at cost, are depreciated or amortized over their estimated useful lives (three to eight years) under the straight-line method. Capitalized internal use software costs are amortized once the software is placed in service under the straight-line method over the estimated useful life of the software, which is generally three years. Capitalized values of properties and leasehold improvements under leases are amortized over the life of the lease or the estimated life of the asset, whichever is less.

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

We perform our annual goodwill impairment test as of the first day of the fiscal year (August 1). Due to triggering events that occurred in the fourth quarter of fiscal year 2024, we performed a quantitative impairment test for each of our reporting units as of July 31, 2024. See Note (14) - "Long-lived Assets, including Goodwill" for additional information. The quantitative impairment test as of July 31, 2024 satisfies the Company’s annual goodwill impairment testing requirement as of August 1, 2024 due to the proximity of the testing dates.

We assess the recoverability of the carrying value of our other long-lived assets, including identifiable intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We evaluate the recoverability of such assets based upon the expectations of undiscounted cash flows from such assets. If the sum of the expected future undiscounted cash flows were less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount. Due to a triggering event relating to our subsidiary operations in Basingstoke, United Kingdom, we assessed the recoverability of the carrying value of our other long-lived assets related to these operations. See Note (14) - "Long-lived Assets, including Goodwill" for additional information.

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
We measure and account for uncertain tax positions taken or expected to be taken in income tax returns in accordance with the provisions of FASB ASC 740-10-25 "Income Taxes," which prescribes a two-step evaluation process for tax positions. The first step is recognition based on a determination of whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is to measure a tax position that meets the more-likely-than-not threshold. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Our policy is to recognize potential interest and penalties related to uncertain tax positions in income tax expense.

(i)Earnings Per Share

Our basic earnings per share ("EPS") is computed based on the weighted average number of common shares (including vested but unissued stock units, share units, performance shares and restricted stock units ("RSUs")) outstanding during each respective period. Our diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of equity-classified stock-based awards, warrants issued to our lenders in connection with entering the Credit Facility, settlement of escrow arrangements related to our acquisition of UHP Networks Inc. ("UHP") and the assumed conversion of Convertible Preferred Stock, if dilutive, outstanding during each respective period. The warrants contingently issuable to our preferred shareholders upon a repurchase of the Series B-1 Convertible Preferred Stock are not reflected in diluted EPS. Pursuant to FASB ASC 260 "Earnings Per Share," shares whose issuance is contingent upon the satisfaction of certain conditions are included in diluted EPS based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period. When calculating our diluted earnings per share, we consider the amount an employee must pay upon assumed exercise of stock-based awards and the amount of stock-based compensation cost attributed to future services and not yet recognized.

There were no repurchases of our common stock during the fiscal years ended July 31, 2024, 2023 and 2022. See Note (17) - "Stockholders’ Equity" for more information.

Weighted average stock options, RSUs and restricted stock outstanding of 1,050,000, 972,000 and 1,656,000 shares for fiscal 2024, 2023 and 2022, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 534,000, 385,000 and 293,000 weighted average performance shares outstanding for fiscal 2024, 2023 and 2022, respectively, as the performance conditions have not yet been satisfied. However, the numerator for EPS calculations for each respective period is reduced by the compensation expense related to these awards.

Weighted average common shares of 174,000 related to warrants issued in connection with entering the Credit Facility on June 17, 2024 were not included in our diluted EPS calculation for fiscal 2024 because their effect would have been anti-dilutive.

Weighted average common shares of 98,000, 260,000 and 591,000 related to our acquisition of UHP in March 2021 were not included in our diluted EPS calculation for fiscal 2024, 2023 and 2022, respectively, because their effect would have been anti-dilutive. As of July 31, 2024, all of the shares held in escrow related to the UHP acquisition were settled.

Weighted average common shares of 13,581,000, 4,570,000 and 3,342,000 underlying the assumed conversion of Convertible Preferred Stock, on an if-converted basis, were not included in our diluted EPS calculation for fiscal 2024, 2023 and 2022, respectively, because their effect would have been anti-dilutive. As a result, the numerator for our basic and diluted EPS calculation for fiscal 2024, 2023 and 2022 is the respective net loss attributable to common stockholders.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Fiscal Years Ended July 31,
	2024	2023	2022
Numerator:
Net loss	$(99,985,000)	(26,899,000)	(33,052,000)
Loss on extinguishment of convertible preferred stock	(19,555,000)	—	—
Convertible preferred stock issuance costs	(4,349,000)	—	(4,007,000)
Establishment of initial convertible preferred stock purchase option liability	—	—	(1,005,000)
Dividend on convertible preferred stock	(11,551,000)	(7,007,000)	(5,204,000)
Net loss attributable to common stockholders	$(135,440,000)	(33,906,000)	(43,268,000)

Denominator:
Denominator for basic and diluted calculation	28,799,000	28,002,000	26,506,000
As discussed further in Note (16) - "Convertible Preferred Stock," such shares of preferred stock represent a "participating security" as defined in ASC 260. As a result, our EPS calculations for fiscal 2024, 2023 and 2022 were based on the two-class method. Given the net loss attributable to common stockholders for fiscal 2024, 2023 and 2022, there was no impact of applying the two-class method to our reported basic or diluted earnings per common share.

(j)Fair Value Measurements and Financial Instruments

Using the fair value hierarchy described in FASB ASC 820 "Fair Value Measurements and Disclosures," we valued our cash and cash equivalents using Level 1 inputs that were based on quoted market prices. We believe that the carrying amounts of our other current financial assets (such as accounts receivable) and other current liabilities (including accounts payable, accrued expenses and the current portion of long-term debt) approximate their fair values due to their short-term maturities. The fair value of the non-current portion of our long-term debt approximates its carrying amount due to its variable interest rate and pricing grid that is dependent upon our leverage ratio as of such date.

Level 3 inputs are unobservable inputs developed using the best available information under the circumstances. Level 3 inputs are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect our assumptions related to how market participants would use similar inputs to price the asset or liability.

As further discussed in Note (8) - "Credit Facility," we used Level 3 inputs to value the warrants issued to lenders in connection with our Credit Facility. As of July 31, 2024, we determined the fair value of such warrants based on the Black-Scholes option pricing model using the following estimates: exercise price of $0.10, risk free rate of 4.0%, volatility of 55.0%, and expected life of seven years. We also used Level 3 inputs to value the embedded derivative liability associated with our Credit Facility. As of July 31, 2024, we determined the fair value of the embedded derivative liability using a with-and-without scenario-based discounted cash flow method, which reflected our estimates regarding the probability and timing of events that could result in additional payments of interest and/or fees to such lenders as stated in our Credit Facility.

As further discussed in Note (16) - "Convertible Preferred Stock," we used Level 3 inputs to value warrants contingently issuable under the terms of our Convertible Preferred Stock. As of July 31, 2024, we determined the fair value of Convertible Preferred Stock warrants using the Monte Carlo simulation model with the following assumptions: expected life of five months; risk free rate of 3.9%; expected volatility of 60.0%; and dividend yield of 0%.

As of July 31, 2024 and 2023, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
(k)Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reported period. We make significant estimates in many areas of our accounting, including but not limited to the following: liquidity and going concern assessments, revenue recognition related to contracts accounted for over time, stock-based compensation, intangible assets (including goodwill) and liabilities, provision for excess and obsolete inventory, allowance for doubtful accounts, warranty obligations and income taxes. Actual results may differ from those estimates.

(l)Comprehensive Income

In accordance with FASB ASC 220 "Comprehensive Income," we report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income (loss) was the same as our net income (loss) in fiscal 2024, 2023 and 2022.

(m)Reclassifications

Certain reclassifications have been made to previously reported consolidated financial statements to conform to the fiscal 2024 presentation.

(n) Adoption of Accounting Standards and Updates

We are required to prepare our consolidated financial statements in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") which is the source for all authoritative U.S. generally accepted accounting principles, which are commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs"). During fiscal 2024 the following FASB ASUs have been issued and incorporated into the FASB ASC and have not yet been adopted by us as of July 31, 2024:

•FASB ASU No. 2023-07, which requires the disclosure of significant segment expenses, by reportable segment, regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. The disclosure of other segment items by reportable segment are also required and would constitute the difference between segment revenues less these significant segment expenses and reported segment profit or loss. On an annual basis, the update requires an entity to disclose the CODM's title and position, as well as describe how the CODM uses the reported measures. Additionally, all existing annual disclosures about segment profit or loss must be provided on an interim basis in addition to the disclosure of significant segment expenses and other segment items. This ASU is effective for fiscal years beginning after December 15, 2023 (our fiscal year beginning on August 1, 2024) and for interim periods within fiscal years beginning after December 15, 2024 (our interim period beginning on August 1, 2025), with early adoption permitted. The adoption of this guidance will impact our disclosures only and we do not expect it to have a material impact on our consolidated financial statements.

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
2025), with early adoption permitted. We are evaluating the impact of this ASU on our consolidated financial statements and disclosures.

(2) CEO Transition Costs
For the three fiscal years ended July 31, 2024, cumulative CEO transition costs aggregated $25,560,000.

Fiscal 2024 - On March 12, 2024, Ken Peterman, our former Chairman of the Board, President and CEO, was terminated for cause and the Board of Directors appointed John Ratigan as interim Chief Executive Officer ("CEO") and Mark Quinlan as Chairman of the Board of Directors. Prior to the changes, Mr. Ratigan served as our Chief Corporate Development Officer and Mr. Quinlan served as a member of our Board of Directors. Upon termination of his employment, Mr. Peterman was deemed to have resigned from his position as Chairman of the Board of Directors and as a director pursuant to his employment contract. CEO transition costs of $2,916,000 incurred during fiscal 2024 primarily consisted of legal expenses and were expensed in our Unallocated segment.

Fiscal 2023 - On August 9, 2022, our Board of Directors appointed Ken Peterman as our Chairman of the Board, President and CEO. Transition costs related to his predecessor, our former President and CEO, Michael D. Porcelain, pursuant to his separation agreement with the Company, were $7,424,000, of which $3,764,000 related to the acceleration of unamortized stock based compensation, with the remaining $3,660,000 related to his severance payments and benefits upon termination of employment. The cash portion of the transition costs of $3,660,000 was paid to Mr. Porcelain in October 2022. Also, in connection with Mr. Peterman entering into an employment agreement with the Company, effective as of August 9, 2022, we incurred a $1,000,000 expense related to a cash sign-on bonus, which was paid to Mr. Peterman in January 2023. CEO transition costs related to Mr. Porcelain and Mr. Peterman were expensed in our Unallocated segment during the first quarter of fiscal 2023.

Fiscal 2022 - During fiscal 2022, we expensed $13,554,000 of transition costs related to former CEO, Fred Kornberg.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
(3) Business Divestiture
On November 7, 2023, we completed the divestiture of our solid-state RF microwave high power amplifiers and control components product line, which was included in our Satellite and Space Communications segment, pursuant to a stock sale agreement entered into on October 11, 2023 (the "PST Divestiture"). The final sales price for this divestiture was $35,459,000. As of July 31, 2024, we received net cash proceeds of $33,277,000, which reflects $2,182,000 of transaction costs. Based on the carrying amount of net assets related to the PST Divestiture (see below table), we recognized a GAAP pre-tax loss of $1,199,000. Such loss is presented in the "Loss on Business Divestiture" line item in our Consolidated Statements of Operations.

The carrying amount of the major classes of assets and liabilities related to the PST Divestiture ("PST Disposal Group") as of November 7, 2023 are as follows:

Cash and cash equivalents	$(71,000)
Accounts receivable, net	4,168,000
Inventories, net	17,822,000
Prepaid expenses and other current assets	201,000
Property, plant and equipment, net	2,790,000
Operating lease right-of-use assets, net	5,379,000
Goodwill	14,587,000
Other assets, net	35,000
Total assets of disposal group held for sale	$44,911,000

Accounts payable	$3,081,000
Accrued expenses and other current liabilities	1,622,000
Operating lease liabilities, current	545,000
Contract liabilities	656,000
Operating lease liabilities, non-current	4,894,000
Deferred tax liability, net	(363,000)
Total liabilities of disposal group held for sale	$10,435,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
(4) Accounts Receivable

Accounts receivable consists of the following at July 31, 2024 and 2023:

	2024	2023
Receivables from commercial and international customers	$53,108,000	52,438,000
Unbilled receivables from commercial and international customers	72,540,000	54,469,000
Receivables from the U.S. government and its agencies	20,682,000	31,149,000
Unbilled receivables from the U.S. government and its agencies	51,197,000	27,192,000
Total accounts receivable	197,527,000	165,248,000
Less allowance for doubtful accounts	1,932,000	2,089,000
Accounts receivable, net	$195,595,000	163,159,000

Unbilled receivables as of July 31, 2024 relate to contracts-in-progress for which revenue has been recognized, but we have not yet earned the right to bill the customer for work performed to-date. Under ASC 606, unbilled receivables constitute contract assets. Management estimates that a substantial portion of the amounts not yet billed at July 31, 2024 will be billed and collected within one year. Accounts receivable in the table above excludes $824,000 and $2,993,000 of long-term unbilled receivables presented within "Other Assets, Net" in the Consolidated Balance Sheets as of July 31, 2024 and July 31, 2023, respectively.

As of July 31, 2024, the U.S. government (and its agencies), one U.K. based international customer of troposcatter related technologies and AT&T represented 36.4%, 11.3% and 10.9% of total accounts receivable, respectively. There were no other customers which accounted for greater than 10.0% of total accounts receivable.

As of July 31, 2023, except for the U.S. government (and its agencies) and AT&T, which represented 35.3% and 11.0% of total accounts receivable, respectively, there were no other customers which accounted for greater than 10.0% of total accounts receivable.

(5) Inventories

Inventories consist of the following at July 31, 2024 and 2023:

	2024	2023
Raw materials and components	$72,820,000	87,139,000
Work-in-process and finished goods	38,587,000	43,365,000
Total inventories	111,407,000	130,504,000
Less reserve for excess and obsolete inventories	18,271,000	24,659,000
Inventories, net	$93,136,000	105,845,000

As of July 31, 2024 and 2023, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $2,869,000 and $5,911,000, respectively, and the amount of inventory related to contracts from third-party commercial customers who outsource their manufacturing to us was $2,204,000 and $3,277,000, respectively.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
(6) Property, Plant and Equipment

Property, plant and equipment consist of the following at July 31, 2024 and 2023:

	2024	2023
Machinery and equipment	$142,405,000	168,618,000
Internal-use software	28,869,000	25,214,000
Leasehold improvements	17,175,000	9,680,000
	188,449,000	203,512,000
Less accumulated depreciation and amortization	141,121,000	150,483,000
Property, plant and equipment, net	$47,328,000	53,029,000

Depreciation and amortization expense on property, plant and equipment amounted to $12,159,000, $11,917,000 and $10,303,000 for the fiscal years ended July 31, 2024, 2023 and 2022, respectively.

(7) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at July 31, 2024 and 2023:

	2024	2023
Accrued wages and benefits	$22,131,000	21,994,000
Accrued contract costs	17,267,000	19,041,000
Accrued warranty obligations	7,049,000	8,285,000
Accrued commissions and royalties	5,396,000	4,659,000
Accrued legal costs	3,092,000	688,000
Other	7,310,000	12,323,000
Accrued expenses and other current liabilities	$62,245,000	66,990,000

Accrued contract costs represent direct and indirect costs on contracts as well as estimates of amounts owed for invoices not yet received from vendors or reflected in accounts payable.

Accrued warranty obligations as of July 31, 2024 relate to estimated liabilities for assurance type warranty coverage that we provide to our customers. We generally provide warranty coverage for some of our products for a period of at least one year from the date of delivery. We record a liability for estimated warranty expense based on historical claims, product failure rates, consideration of contractual obligations, future costs to resolve software issues and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Changes in our accrued warranty obligations during the fiscal years ended July 31, 2024 and 2023 were as follows:

	2024	2023
Balance at beginning of year	$8,285,000	9,420,000
Provision for warranty obligations	1,213,000	3,158,000
Adjustments for changes in estimates	(493,000)	(2,300,000)
Charges incurred	(1,538,000)	(1,993,000)
PST Divestiture	(418,000)	—
Balance at end of year	$7,049,000	8,285,000
During fiscal 2023, we recorded benefits of $2,300,000 to cost of sales in our Terrestrial and Wireless Networks segment due to lower than expected warranty claims associated with previously acquired NG-911 technologies.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
(8) Credit Facility

On November 30, 2022, we entered into a Second Amended and Restated Credit Agreement which provided a senior secured loan facility up to $300,000,000, consisting of (i) a revolving loan facility with a borrowing limit up to $150,000,000; and (ii) a $50,000,000 term loan. At July 31, 2023, the amount outstanding under the credit facility was $164,404,000, of which $160,029,000, net of deferred financing fees of $621,000, is reflected in the non-current portion of long-term debt on our Consolidated Balance Sheets.

On November 7, 2023, we entered into a Third Amended and Restated Credit Agreement (the "Prior Credit Facility"), which provided for a senior secured loan facility of up to $200,000,000 consisting of: (i) a revolving loan facility with an initial borrowing limit of $150,000,000; and (ii) a $50,000,000 term loan. The Prior Credit Facility also provided for the following, among other things: effective January 31, 2024 and April 30, 2024, (a) our borrowing limit under the revolving loan facility reduced to $140,000,000 and $135,000,000, respectively; (b) the term loan amortization increased from $1,250,000 to $1,875,000 per quarter, with the remaining balance due upon maturity; and (c) the Applicable Rate increased 0.25%. In connection with entering the Prior Credit Facility, we capitalized $5,941,000 of total financing costs and accounted for the amendments as debt modifications.

On June 17, 2024, we entered into a $222,000,000 senior secured loan facility with a new syndicate of lenders (the “Credit Facility”), which replaced our Prior Credit Facility. The Credit Facility consists of: (i) a $162,000,000 term loan (the "Term Loan" facility) and an asset-based revolving credit facility with revolving commitments in an aggregate principal amount of $60,000,000, subject to borrowing base limitations as described below (the "Revolving Loan" facility). At closing, $25,000,000 of the Revolving Loan was funded and, together with the Term Loan, the proceeds were used to repay the Prior Credit Facility in full and for working capital and other general corporate purposes. The obligations under the Credit Facility are guaranteed by certain of our domestic and foreign subsidiaries (the “Guarantors), who have granted for the benefit of the lenders, a lien on, and first priority security interest in, substantially all of our tangible and intangible assets. The Credit Facility, which was amended October 17, 2024, has a maturity date which is the earlier of (x) July 31, 2028 or (y) 90 days prior to the earliest date that the debt under the Subordinated Credit Facility becomes due and payable (the "Maturity Date"), as discussed further below.

In connection with entering the Credit Facility, the Term Loan lenders received 1,435,884 detachable warrants ("Lender warrants") granted at an exercise price of $0.10 per common share which entitles the Term Loan lenders to purchase 1,435,884 shares of our common stock from us at any time and from time to time after the Closing Date and on or prior to June 17, 2031, subject to certain adjustments. If the Term Loan is refinanced, the Term Loan lenders have the right to sell up to 50.0% of the warrants back to us for cash, at a 10.0% discount to the 30-day volume weighted average price of our common stock, subject to certain adjustments. We determined that the Lender warrants met the definition of a freestanding financial instrument that should be accounted for as a liability. We established an initial Lender warrant liability of $3,011,000 which was allocated as a discount against the Term Loan proceeds. The Lender warrant liability is classified in "Other Liabilities" on the Consolidated Balance Sheets and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs, until the Lender warrants are exercised or expire. Changes in the estimated fair value of the Lender warrant liability are recognized in our Consolidated Statement of Operations as a non-cash expense or benefit. As of July 31, 2024, the Lender warrant liability was remeasured to $4,544,000, resulting in a non-cash expense of $1,533,000 recorded in "Other expenses (income)" on the Consolidated Statements of Operations.

Additionally, we identified several embedded derivatives that require bifurcation from the Credit Facility under ASC 815-40 "Derivatives and Hedging - Contracts in Entity's Own Equity." Certain of these embedded features include events of default and contingent fee and interest rate increases and were determined to qualify as embedded derivatives, accounted for as one compound embedded derivative liability. We established an initial embedded derivative liability of $3,116,000, which was allocated as a discount against the Term Loan proceeds. The embedded derivative liability is classified in "Other Liabilities" on the Consolidated Balance Sheets and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs, until the embedded derivative features have zero probability of occurring or expire. Changes in the estimated fair value of the embedded derivative liability are recognized in our Consolidated Statement of Operations as a non-cash expense or benefit. As of July 31, 2024, the embedded derivative liability was remeasured to $3,041,000, resulting in $75,000 of income recorded in "Other expenses (income)" on the Consolidated Statements of Operations.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
In connection with entering the Credit Facility, we paid fees of $15,035,000, including: (i) $9,979,000 of financing fees, of which $6,626,000 is attributable to the Term Loan and $3,353,000 is attributable to the Revolving Loan; and (ii) $5,056,000 of closing fees, representing approximately 3.0% of the Term Loan commitment plus certain other reimbursable expenses paid directly to the Term Loan lenders and accounted for as a discount against the Term Loan proceeds. Additionally, a $2,430,000 Term Loan exit fee, which was earned on the closing date and is payable directly to the Term Loan lenders at maturity or earlier, as defined, was accounted for as a discount against the Term Loan proceeds. The financing fees and discounts attributable to the Term Loan are amortized as interest expense over the life of the debt and are presented as a deduction to the borrowings outstanding under the Term Loan. The financing fees attributable to the Revolving Loan are capitalized on the Consolidated Balance Sheets and amortized as interest expense over the life of the debt.

As of July 31, 2024, the amount outstanding under our Credit Facility was as follows:

July 31, 2024
Term Loan	$161,663,000
Less unamortized deferred financing costs related to Term Loan	6,425,000
Less unamortized discount related to Term Loan	13,202,000
Term Loan, net	142,036,000
Revolving Loan	32,500,000
Amount outstanding under Credit Facility, net	174,536,000
Less current portion of long-term debt	4,050,000
Non-current portion of long-term debt	$170,486,000

During the fiscal year ended July 31, 2024, we had outstanding balances under our credit facilities ranging from $156,241,000 to $202,000,000.

As of July 31, 2024, total net deferred financing costs related to the Credit Facility were $9,676,000 and are being amortized over the term of the Credit Facility through the Maturity Date. The refinancing of our Prior Credit Facility is considered a debt extinguishment and, as such, $1,832,000 of net deferred financing costs primarily related to the Prior Credit Facility were expensed in fiscal 2024 and included in interest expense reported on our Consolidated Statement of Operations.

Interest expense related to our Credit Facility and Prior Credit Facility, including amortization of deferred financing costs and discounts, recorded during the fiscal years ended July 31, 2024, 2023 and 2022 was $22,058,000, $14,931,000 and $4,933,000, respectively. Our blended interest rate approximated 12.26%, 8.89% and 3.41% for fiscal 2024, 2023 and 2022, respectively.

Availability under the Revolving Loan is subject to eligibility criteria set forth in the Credit Facility, and equal to a borrowing base in an amount equal to, from time to time: (a) 85% of the net book value of billed and invoiced accounts receivables of the Borrowing Base Parties, as defined; plus (b) 85% of the net book value of accounts receivables that the Borrowing Base Parties have the right to bill but have not yet billed up to the lesser of (i) 12.5% of the amount calculated pursuant to the sum of clauses (a) and (b) and (ii) $15.0 million of such accounts; plus (c) 60% of the net book value of all inventory of the Borrowing Base Parties, less (d) customary reserves.

The Credit Facility provides that (a) Revolving Loans comprised of (i) Base Rate Loans shall bear interest at the Base Rate plus an additional margin ranging from 3.75% to 4.25%, depending on the average quarterly revolving loan usage during the applicable determination period and (ii) SOFR Loans shall bear interest at the Term SOFR rate plus an additional margin ranging from 4.75% to 5.25%, depending on the average quarterly revolving loan usage during the applicable determination period and (b) Term Loans comprised of (i) Base Rate Loans shall bear interest at the Base Rate plus an additional margin ranging from 7.50% to 9.00%, depending on our net leverage ratio during the applicable determination period and (ii) SOFR Loans shall bear interest at the Term SOFR rate plus an additional margin ranging from 8.50% to 10.00%, depending on our net leverage ratio during the applicable determination period. The Term Loans bear both cash interest and interest paid-in-kind ("PIK"). PIK interest is fixed at 2.50% and is to be capitalized and added to the outstanding principal on each interest payment date.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
The Term Loan is subject to 2.50% amortization per annum, payable on the last day of each fiscal quarter. The first Term Loan repayment of $675,000 was paid on July 31, 2024 and quarterly Term Loan repayments thereafter are $1,012,500, with the remaining Term Loan balance due on the Maturity Date.

The Credit Facility contains (a) customary representations, warranties and affirmative covenants; (b) customary conditions to drawing the Revolver; (c) customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, including the disposition of assets by any Loan Party to any Subsidiary that is not a Subsidiary Loan Party, (vi) restricted payments, including stockholder dividends, (vii) distributions, including the repayment of subordinated intercompany and third party indebtedness, and (viii) certain other restrictive agreements; (d) certain financial covenants, including a maximum Net Leverage Ratio, minimum Fixed Charge Coverage Ratio, Minimum Average Liquidity and Minimum EBITDA; (e) customary optional and mandatory prepayment events; and (f) customary events of default (subject to grace periods, as appropriate), such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe the negative covenants and other covenants related to the operation of our business. In addition, under certain circumstances, we may be required to enter into amendments to the Credit Facility in connection with any further syndication of the Credit Facility.

Under the Credit Facility, for the trailing twelve months ("TTM") ended July 31, 2024, we were required to maintain a maximum Net Leverage Ratio of 3.25x TTM Adjusted EBITDA, a minimum Fixed Charge Coverage Ratio of 1.20x TTM Adjusted EBITDA and Minimum Average Liquidity of $20,000,000. As discussed below, on October 17, 2024, we entered into an amendment to the Credit Facility to waive a Net Leverage Ratio and Fixed Charge Coverage Ratio event of default as of July 31, 2024.

Subsequent Event

On October 17, 2024, we entered into an amendment to the Credit Facility (the “Amended Credit Facility”) in order to (i) waive certain events of default that occurred under the Credit Facility, including in connection with our Net Leverage Ratio and Fixed Charge Coverage Ratio for the 4 quarter period ended July 31, 2024. and (ii) amend the Credit Facility. As a result the Amended Credit Facility, there are no ongoing events of default under the Credit Facility.

The Amended Credit Facility also amends the Credit Agreement to, amongst other things; (i) increase the interest rate margins applicable to the loans (as described in further detail below); (ii) modify certain financial and collateral reporting requirements; (iii) provide the lenders a consent right with respect to $27,500,000 of revolver borrowings above $32,500,000 (i.e., the current amount of revolver borrowings outstanding); (iv) permit the incurrence of $25,000,000 of senior unsecured subordinated debt (the "Subordinated Credit Agreement") (as described in further Note (19) – “Subsequent Event - Subordinated Credit Agreement”); (v) amend the Maturity Date; and (vi) suspend financial covenant testing through the end of our fiscal quarter ending January 31, 2025.

Under the Amended Credit Facility, the interest rate margins that are applicable to the Revolving Loan are increased by 1.00% at each level. Accordingly, the Amended Credit Facility provides that Revolving Loans comprised of (i) Base Rate Loans shall bear interest at the Base Rate plus an additional margin ranging from 4.75% to 5.25%; and (ii) SOFR Loans shall bear interest at the Term SOFR rate plus an additional margin ranging from 5.75% to 6.25%, each depending on the average quarterly revolving loan usage during the applicable determination period. The Amended Credit Facility provides that the interest rate margins on the Term Loans are 12.00% per annum for Base Rate Loans and 13.00% per annum for SOFR Loans until the first business day of the month following January 31, 2025, when the Company has delivered financial statements demonstrating compliance with the financial covenants under the Amended Credit Facility. If demonstrated, the interest rate margins revert to the margins provided under the Existing Credit Facility with respect to Term Loans, specifically, (i) Base Rate Loans shall bear interest at the Base Rate plus an additional margin ranging from 7.50% to 9.00%; and (ii) SOFR Loans shall bear interest at the Term SOFR rate plus an additional margin ranging from 8.50% to 10.00%, each depending on our Net Leverage Ratio during the applicable determination period.

Capitalized terms used but not defined herein have the meanings set forth for such terms in the Prior Credit Facility, the Credit Facility and the Amended Credit Facility, all of which have been documented and filed with the SEC.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(9) Leases
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

Certain of our facility lease agreements (which are classified as operating leases) contain rent holidays or rent escalation clauses. For rent holidays and rent escalation clauses during the lease term, we record rental expense on a straight-line basis over the term of the lease. As of July 31, 2024, none of our leases contained a residual value guarantee and covenants included in our lease agreements are customary for the types of facilities and equipment being leased.

The components of lease expense are as follows:

	Fiscal years ended July 31,
	2024	2023	2022
Finance lease expense:
Amortization of ROU assets	$—	5,000	13,000
Interest on lease liabilities	—	—	1,000
Operating lease expense	8,414,000	10,439,000	11,658,000
Short-term lease expense	293,000	435,000	402,000
Variable lease expense	4,381,000	4,031,000	4,619,000
Sublease income	(67,000)	(67,000)	(67,000)
Total lease expense	$13,021,000	14,843,000	16,626,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Additional information related to leases is as follows:

	Fiscal years ended July 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases - Operating cash outflows	$8,983,000	10,604,000	11,864,000
Finance leases - Operating cash outflows	—	—	1,000
Finance leases - Financing cash outflows	—	4,000	15,000
ROU assets obtained in the exchange for lease liabilities (non-cash):
Operating leases	$677,000	3,211,000	15,233,000

The following table is a reconciliation of future cash flows relating to operating lease liabilities presented on our Consolidated Balance Sheets as of July 31, 2024:

Operating
Fiscal 2025	$8,263,000
Fiscal 2026	6,857,000
Fiscal 2027	4,756,000
Fiscal 2028	4,019,000
Fiscal 2029	3,367,000
Thereafter	16,428,000
Total future undiscounted cash flows	43,690,000
Less: Present value discount	5,563,000
Lease liabilities	$38,127,000

Weighted-average remaining lease terms (in years)	7.97
Weighted-average discount rate	3.54%

As of July 31, 2024, we do not have any material rental commitments that have not commenced.

(10) Income Taxes

Loss before benefit from income taxes consists of the following:

	Fiscal Years Ended July 31,
	2024	2023	2022
U.S.	$(65,374,000)	(21,327,000)	(31,772,000)
Foreign	(34,906,000)	(9,520,000)	(5,303,000)
	$(100,280,000)	(30,847,000)	(37,075,000)

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
The benefit from income taxes included in the accompanying Consolidated Statements of Operations consists of the following:

	Fiscal Years Ended July 31,
	2024	2023	2022
Federal – current	$377,000	(258,000)	287,000
Federal – deferred	(2,345,000)	(4,623,000)	(4,888,000)

State and local – current	1,181,000	1,412,000	348,000
State and local – deferred	(834,000)	(815,000)	(442,000)

Foreign – current	1,137,000	958,000	1,197,000
Foreign – deferred	189,000	(622,000)	(525,000)
Benefit from income taxes	$(295,000)	(3,948,000)	(4,023,000)

The benefit from income taxes differed from the amounts computed by applying the U.S. Federal income tax rate as a result of the following:

	Fiscal Years Ended July 31,
	2024		2023		2022
	Amount	Rate	Amount	Rate	Amount	Rate
Computed "expected" tax benefit	$(21,059,000)	21.0%	(6,478,000)	21.0%	(7,786,000)	21.0%
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal benefit	(127,000)	0.1	440,000	(1.4)	227,000	(0.6)
Stock-based compensation	1,891,000	(1.9)	692,000	(2.2)	1,049,000	(2.8)
Research and experimentation credits	(1,251,000)	1.2	(2,576,000)	8.4	(1,484,000)	4.0
Foreign-derived intangible income deduction	43,000	—	(517,000)	1.7	—	—
Revaluation of convertible preferred stock option liability	—	—	—	—	(211,000)	0.6
Revaluation of warrants	(897,000)	0.9	—	—	—	—
Nondeductible executive compensation	—	—	1,484,000	(4.8)	2,801,000	(7.6)
PST Divestiture	1,384,000	(1.4)	—	—	—	—
Change in valuation allowance	10,177,000	(10.0)	2,834,000	(9.2)	2,009,000	(5.4)
Remeasurement of deferred taxes	—	—	—	—	(396,000)	1.1
Foreign income taxes	(389,000)	0.4	(269,000)	0.9	(478,000)	1.3
Goodwill impairment	9,549,000	(9.5)	—	—	—	—
Other, net	384,000	(0.5)	442,000	(1.6)	246,000	(0.7)
Benefit from income taxes	$(295,000)	0.3%	(3,948,000)	12.8%	(4,023,000)	10.9%

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at July 31, 2024 and 2023 are presented below:

	2024	2023
Deferred tax assets:
Inventory and warranty reserves	$4,685,000	6,147,000
Compensation and commissions	3,401,000	3,221,000
Federal, state and foreign research and experimentation credits	17,559,000	19,308,000
Capitalized U.S. research and experimental expenditures	12,177,000	8,784,000
Stock-based compensation	2,409,000	4,774,000
Foreign scientific research and experimental development expenditures	1,720,000	2,118,000
Federal, state and foreign net operating losses	18,289,000	13,011,000
Federal and state capital losses	14,473,000	15,582,000
Lease liabilities	8,999,000	11,986,000
Deferred revenue, non-current	4,664,000	4,463,000
163(j) Interest Expense Limitation	3,423,000	549,000
Other	1,278,000	1,868,000
Less: valuation allowance	(44,888,000)	(34,478,000)
Total deferred tax assets	48,189,000	57,333,000
Deferred tax liabilities:
Plant and equipment	(4,781,000)	(4,883,000)
Lease right-of-use assets	(7,116,000)	(10,510,000)
Intangibles	(42,563,000)	(50,843,000)
Total deferred tax liabilities	(54,460,000)	(66,236,000)
Net deferred tax liabilities	$(6,271,000)	(8,903,000)

At July 31, 2024, our net deferred tax liability of $6,271,000 includes $78,000 of foreign net deferred tax liabilities that were recorded as other liabilities, net in our Consolidated Balance Sheets. At July 31, 2023, our net deferred tax liability of $8,903,000 includes $591,000 of foreign net deferred tax assets that were recorded as other assets, net in our Consolidated Balance Sheets.

We account for income taxes pursuant to ASC 740, which requires an asset and liability based approach in accounting for income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of them will not be realized. If management determines that it is more-likely-than-not that some or all of its deferred tax assets will not be realized, a valuation allowance will be recorded against such deferred tax assets.

At July 31, 2024, we have federal research and experimentation credits carryforwards of $7,991,000 which begin to expire in 2033. We have state research and experimentation credit carryforwards of $9,234,000 which begin to expire in 2025. We believe that it is more-likely-than-not that the benefit from certain state research and experimentation credits will not be realized. In recognition of this risk, we have provided a valuation allowance of $8,502,000 on the deferred tax assets relating to these state credits.

At July 31, 2024, we have a nominal amount of federal net operating loss carryforwards which begin to expire in 2038. We have state net operating loss carryforwards of $3,652,000 which begin to expire in 2025. We believe it to be more-likely-than-not that the benefit from certain state net operating loss carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $3,448,000 on the deferred tax assets relating to these state net operating loss carryforwards.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
At July 31, 2024, we have federal and state capital loss carryforwards of $14,473,000 which mostly expire in 2026. We believe it to be more-likely-than-not that the benefit from these federal and state capital loss carryforwards will not be realized. In recognition of this risk, we have provided a full valuation allowance on the deferred tax assets relating to these federal and state capital loss carryforwards.

With respect to our remaining U.S. federal and state net deferred tax assets as of July 31, 2024, we believe it to be more-likely-than-not that the benefit from such assets will not be realized. In recognition of this risk, we have provided a valuation allowance of $2,799,000 on these net deferred tax assets.

At July 31, 2024, we have foreign deferred tax assets relating to research and experimentation credits of $335,000 which begin to expire in 2039. We have foreign deferred tax assets relating to net operating loss carryforwards of $14,624,000 which begin to expire in 2032. We believe that it is more-likely-than-not that certain foreign deferred tax assets, which include these net operating loss carryforwards, may not be realized. In recognition of this risk, we have provided a valuation allowance of $15,666,000 on these deferred tax assets. Our foreign earnings and profits are not material and, as such, we have not recorded any deferred tax liability on unremitted foreign earnings.

At July 31, 2024 and 2023, total unrecognized tax benefits were $8,605,000 and $9,166,000, respectively, including interest of $224,000 and $210,000, respectively. At July 31, 2024 and 2023, $2,231,000 and $2,208,000, respectively, of our unrecognized tax benefits were recorded as non-current income taxes payable on our Consolidated Balance Sheets. The remaining unrecognized tax benefits of $6,374,000 and $6,958,000 at July 31, 2024 and 2023, respectively, were presented as an offset to the associated non-current deferred tax assets on our Consolidated Balance Sheets. Of the total unrecognized tax benefits, $7,679,000 and $8,286,000 at July 31, 2024 and 2023, respectively, net of the reversal of the federal benefit recognized as a deferred tax asset relating to state reserves, would favorably impact our effective tax rate, if recognized. We believe it is reasonably possible that the gross unrecognized tax benefits could decrease by as much as $512,000 in the next 12 months due to the expiration of statute of limitations related to federal, state and foreign tax positions.

Our policy is to recognize potential interest and penalties relating to uncertain tax positions in income tax expense. The following table summarizes the activity related to our unrecognized tax benefits for fiscal years 2024, 2023 and 2022 (excluding interest):

	2024	2023	2022
Balance at beginning of period	$8,956,000	9,675,000	9,009,000
Increase related to current period	181,000	681,000	598,000
Increase related to prior periods	130,000	51,000	153,000
Expiration of statute of limitations	(622,000)	(1,406,000)	(83,000)
Decrease related to prior periods	(264,000)	(45,000)	(2,000)
Balance at end of period	$8,381,000	8,956,000	9,675,000

Our U.S. federal income tax returns for fiscal 2021 through 2023 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2020 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
11) Stock-Based Compensation

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

As of July 31, 2024, the aggregate number of shares of common stock which may be issued, pursuant to the Plan, may not exceed 13,562,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and employee purchases under the ESPP with the issuance of new shares of our common stock.

As of July 31, 2024, we had granted stock-based awards pursuant to the Plan representing the right to purchase and/or acquire an aggregate of 11,468,463 shares (net of 6,679,364 expired and canceled awards), of which an aggregate of 9,526,985 have been exercised or settled.

As of July 31, 2024, the following stock-based awards, by award type, were outstanding:

July 31, 2024
Stock options	141,190
Performance shares	380,680
RSUs, restricted stock, share units and other stock-based awards	1,419,608
Total	1,941,478

Our ESPP provides for the issuance of up to 1,300,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value on the first or last day of each calendar quarter, whichever is lower. Through July 31, 2024, we have cumulatively issued 1,051,110 shares of our common stock to participating employees in connection with our ESPP.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
Stock-based compensation for awards issued is reflected in the following line items in our Consolidated Statements of Operations:

	Fiscal Years Ended July 31,
	2024	2023	2022
Cost of sales	$778,000	1,110,000	692,000
Selling, general and administrative expenses	4,777,000	7,960,000	6,312,000
Research and development expenses	541,000	1,037,000	763,000
Stock-based compensation expense before CEO transition costs	6,096,000	10,107,000	7,767,000
CEO transition costs related to equity-classified stock-based awards	—	3,764,000	7,388,000
Total stock-based compensation expense before income tax benefit	6,096,000	13,871,000	15,155,000
Estimated income tax benefit	(1,298,000)	(2,552,000)	(2,260,000)
Net stock-based compensation expense	$4,798,000	11,319,000	12,895,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At July 31, 2024, unrecognized stock-based compensation of $6,183,000, net of estimated forfeitures of $687,000, is expected to be recognized over a weighted average period of 1.9 years. Total stock-based compensation capitalized and included in ending inventory at both July 31, 2024 and 2023 was $198,000. There are no liability-classified stock-based awards outstanding as of July 31, 2024 or 2023.

Selling, general and administrative expenses included in the table above, for fiscal 2022, includes $827,000 of amortization of stock-based compensation related to three, long-standing members of our Board of Directors who retired in December 2021.

Stock-based compensation expense, by award type, is summarized as follows:

	Fiscal Years Ended July 31,
	2024	2023	2022
Stock options	$60,000	87,000	519,000
Performance shares	480,000	973,000	1,136,000
RSUs, restricted stock, share units and other stock-based awards	5,477,000	8,926,000	5,912,000
ESPP	79,000	121,000	200,000
Stock based compensation expense before CEO transition costs	6,096,000	10,107,000	7,767,000
CEO transition costs related to equity-classified stock-based awards	—	3,764,000	7,388,000
Total stock-based compensation expense before income tax benefit	6,096,000	13,871,000	15,155,000
Estimated income tax benefit	(1,298,000)	(2,552,000)	(2,260,000)
Net stock-based compensation expense	$4,798,000	11,319,000	12,895,000

In connection with the March 12, 2024 termination of our former CEO for cause, a combined total of 581,021 performance shares and RSUs were cancelled.

ESPP stock-based compensation expense primarily relates to the 15% discount offered to participants in the ESPP.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability on our Consolidated Balance Sheet as of July 31, 2024 and 2023. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

Stock Options

The following table summarizes the Plan's activity:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2021	1,073,435	$25.76
Expired/canceled	(588,735)	26.86
Exercised	(1,220)	17.88
Outstanding at July 31, 2022	483,480	24.43
Expired/canceled	(242,970)	24.89
Outstanding at July 31, 2023	240,510	23.96
Expired/canceled	(99,320)	28.72
Outstanding at July 31, 2024	141,190	$20.61	4.51	$—

Exercisable at July 31, 2024	129,840	$20.84	4.39	$—

Vested and expected to vest at July 31, 2024	139,975	$20.63	4.50	$—

Stock options outstanding as of July 31, 2024 have exercise prices ranging from $17.88 - $28.35, representing the fair market value of our common stock on the date of grant, a contractual term of ten years and a vesting period of five years. The total intrinsic value relating to stock options exercised during the fiscal year ended July 31 2022 was $7,000. There were no stock options exercised during the fiscal years ended July 31, 2024 and 2023.

During fiscal 2022, at the election of certain holders of vested stock options, 1,220 stock options were net settled upon exercise. As a result, 220 shares of our common stock were issued during the fiscal year ended July 31, 2022, net of shares retained to satisfy the exercise price and minimum statutory tax withholding requirements.

There were no stock options granted during fiscal years ended July 31, 2024, 2023 or 2022.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
Performance Shares, RSUs, Restricted Stock, Share Unit Awards and Other Stock-based Awards

The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock, share units and other stock-based awards:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2021	1,068,370	$21.93
Granted	797,771	18.77
Settled	(641,747)	22.83
Canceled/Forfeited	(113,644)	22.78
Outstanding at July 31, 2022	1,110,750	19.05
Granted	1,550,951	10.79
Settled	(632,267)	16.69
Canceled/Forfeited	(153,204)	16.67
Outstanding at July 31, 2023	1,876,230	13.21
Granted	1,731,760	6.71
Settled	(1,042,860)	9.77
Canceled/Forfeited	(764,842)	9.28
Outstanding at July 31, 2024	1,800,288	$10.61	$5,833,000

Vested at July 31, 2024	583,209	$12.30	$1,890,000

Vested and expected to vest at July 31, 2024	1,739,662	$10.61	$5,637,000

The total intrinsic value relating to fully-vested awards settled during the fiscal years ended July 31, 2024, 2023 and 2022 was $7,844,000, $6,782,000 and $12,560,000, respectively.

The performance shares granted to employees principally vest over a three-year performance period, if pre-established performance goals are attained, or as specified pursuant to the Plan and related agreements. As of July 31, 2024, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level, except for two of our former CEO's, whose achievement was based on maximum performance pursuant to their pre-existing change-in-control agreements.

RSUs and restricted stock granted to non-employee directors prior to August 2022 had a vesting period of five years and were convertible into shares of our common stock generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain circumstances. Commencing in August 2022, such awards have a vesting period of one year.

RSUs granted to employees prior to August 2022 have a vesting period of five years and are convertible into shares of our common stock generally at the time of vesting, on a one-for-one basis for no cash consideration. Commencing in August 2022, such RSUs have a vesting period of three years.

Share units granted prior to July 31, 2017 were vested when issued and are convertible into shares of our common stock, generally at the time of termination, on a one-for-one basis for no cash consideration, or earlier under certain circumstances. Share units granted on or after July 31, 2017 were granted to certain employees in lieu of non-equity incentive compensation and are convertible into shares of our common stock on the one-year anniversary of the respective grant date. In July 2024 and 2023, we granted shares of our common stock to certain employees in lieu of non-equity incentive compensation.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
On July 31, 2024, 479,257 other stock-based awards were granted to certain employees in lieu of fiscal 2024 non-equity incentive compensation. Also, on July 27, 2024, 243,098 fully vested share units (previously granted in lieu of fiscal 2023 non-equity incentive compensation) were settled by delivery of 158,941 shares of our common stock after reduction of share units retained to satisfy employees’ statutory tax withholding requirements. Cumulatively, through July 31, 2024, 2,147,701 share units and other stock-based awards granted have been settled.

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

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of settlement of the underlying award. During fiscal 2024, we reversed $107,000 of previously accrued dividend equivalents due to forfeitures and paid out $268,000. During fiscal 2023 and 2022, we accrued $315,000 and $389,000, respectively, of dividend equivalents (net of forfeitures) and paid out $366,000 and $531,000, respectively. Accrued dividend equivalents were recorded as a reduction to retained earnings. As of July 31, 2024 and 2023, accrued dividend equivalents were $316,000 and $691,000, respectively.

With respect to the actual settlement of stock-based awards for income tax reporting, during the fiscal years ended July 31, 2024, 2023 and 2022, we recorded an income tax expense of $723,000, $591,000 and $924,000, respectively.

Subsequent Events

In the first quarter of fiscal 2025, our Board of Directors authorized the issuance of stock-based awards with a total unrecognized compensation expense, net of estimated forfeitures, of approximately $6,700,000.

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

Satellite and Space Communications is organized into is organized into four technology areas: satellite modem and amplifier technologies, troposcatter technologies, government services and space components. This segment offers customers: satellite ground station technologies, services and system integration that facilitate the transmission of voice, video and data over GEO, MEO and LEO satellite constellations, including traveling wave tube power amplifiers, modems, VSAT platforms and frequency converters; over-the-horizon microwave solutions that can transmit digitized voice, video, and data over distances up to 200 miles using the troposphere and diffraction; professional engineering, training and field support services, including cybersecurity, for multiple U.S. government agencies; and procurement and supply chain management of high reliability Electrical, Electronic and Electromechanical ("EEE") parts for satellite, launch vehicle and manned space applications.

Terrestrial and Wireless Networks is organized into three service areas: next generation 911 and call delivery, Solacom call handling solutions, and trusted location and messaging solutions. This segment offers customers: Wireless/VolP 911 location and routing services to connect emergency calls to Public Safety Answering Points ("PSAPs"); SMS text to 911 services, providing alternate paths for individuals who need to request assistance (via text messaging) a method to reach PSAPs; next generation 911 solutions, providing emergency call routing, location validation, policy-based routing rules, logging and security functionality; Emergency Services IP Network transport infrastructure for emergency services communications and support of next generation 911 services; call handling applications for PSAPs; wireless emergency alerts solutions for network operators; and software and equipment for location-based and text messaging services for various applications, including for public safety, commercial and government services.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
Our CODM primarily uses a metric that we refer to as Adjusted EBITDA to measure an operating segment’s performance and to make decisions about resources to be allocated. Our Adjusted EBITDA metric for the Satellite and Space Communications and Terrestrial and Wireless Networks segments do not consider allocation of any indirect expenses that are unrelated to the segment's operations, or any of the following: income taxes, interest, change in fair value of the convertible preferred stock purchase option liability, change in fair value of warrants, write-off of deferred financing costs, amortization of stock-based compensation, amortization of intangibles, depreciation expense, amortization of cost to fulfill assets, acquisition plan expenses, restructuring costs, COVID-19 related costs, strategic emerging technology costs (for next-generation satellite technology), facility exit costs, CEO transition costs, proxy solicitation costs, strategic alternatives expenses and other. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Any amounts shown in the Adjusted EBITDA calculation for our Satellite and Space Communications and Terrestrial and Wireless Networks segments are directly attributable to those segments. Our Adjusted EBITDA is also used by our management in assessing the Company's operating results. Although closely aligned, the Company's definition of Adjusted EBITDA is different than the Consolidated EBITDA or EBITDA (as such terms are defined in our Prior Credit Facility and Credit Facility) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and, therefore, may not be comparable to similarly titled measures used by other companies.

Operating segment information, along with a reconciliation of segment net income (loss) and consolidated net income (loss) to Adjusted EBITDA is presented in the tables below:

	Fiscal Year Ended July 31, 2024
	Satellite and Space Communications	Terrestrial and Wireless Networks	Unallocated	Total
Net sales	$324,069,000	216,334,000	—	$540,403,000
Operating (loss) income	$(54,202,000)	21,670,000	(47,358,000)	$(79,890,000)

Net (loss) income	$(55,491,000)	20,955,000	(65,449,000)	$(99,985,000)
Provision for (benefit from) income taxes	666,000	669,000	(1,630,000)	(295,000)
Interest expense	25,000	—	22,128,000	22,153,000
Interest (income) and other	598,000	46,000	34,000	678,000
Write-off of deferred financing costs	—	—	1,832,000	1,832,000
Change in fair value of warrants and derivatives	—	—	(4,273,000)	(4,273,000)
Amortization of stock-based compensation	—	—	6,096,000	6,096,000
Amortization of intangibles	6,685,000	14,469,000	—	21,154,000
Depreciation	3,867,000	7,927,000	365,000	12,159,000
Impairment of long-lived assets, including goodwill	64,525,000	—	—	64,525,000
Amortization of cost to fulfill assets	960,000	—	—	960,000
CEO transition costs	—	—	2,916,000	2,916,000
Restructuring costs	3,822,000	605,000	8,043,000	12,470,000
Strategic emerging technology costs	4,110,000	—	—	4,110,000
Loss on business divestiture	—	—	1,199,000	1,199,000
Adjusted EBITDA	$29,767,000	44,671,000	(28,739,000)	$45,699,000

Purchases of property, plant and equipment	$2,890,000	8,569,000	1,624,000	$13,083,000
Total assets at July 31, 2024	$421,780,000	456,425,000	34,229,000	$912,434,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

	Fiscal Year Ended July 31, 2023
	Satellite and Space Communications	Terrestrial and Wireless Networks	Unallocated	Total
Net sales	$337,756,000	212,238,000	—	$549,994,000
Operating income (loss)	$15,041,000	12,323,000	(42,024,000)	$(14,660,000)

Net income (loss)	$15,539,000	12,297,000	(54,735,000)	$(26,899,000)
Benefit from income taxes	(1,724,000)	(193,000)	(2,031,000)	(3,948,000)
Interest expense	2,000	—	14,959,000	14,961,000
Interest (income) and other	1,224,000	219,000	(217,000)	1,226,000
Amortization of stock-based compensation	—	—	10,107,000	10,107,000
Amortization of intangibles	7,312,000	14,084,000	—	21,396,000
Depreciation	4,121,000	7,637,000	164,000	11,922,000
Amortization of cost to fulfill assets	959,000	—	—	959,000
Restructuring costs	5,725,000	1,220,000	3,907,000	10,852,000
Strategic emerging technology costs	3,833,000	—	—	3,833,000
CEO transition costs	—	—	9,090,000	9,090,000
Adjusted EBITDA	$36,991,000	35,264,000	(18,756,000)	$53,499,000

Purchases of property, plant and equipment	$7,244,000	10,075,000	992,000	$18,311,000
Total assets at July 31, 2023	$515,449,000	460,034,000	20,754,000	$996,237,000

	Fiscal Year Ended July 31, 2022
	Satellite and Space Communications	Terrestrial and Wireless Networks	Unallocated	Total
Net sales	$279,678,000	206,561,000	—	$486,239,000
Operating (loss) income	$(5,671,000)	18,925,000	(47,006,000)	$(33,752,000)

Net (loss) income	$(3,852,000)	18,796,000	(47,996,000)	$(33,052,000)
(Benefit from) provision for income taxes	(1,120,000)	19,000	(2,922,000)	(4,023,000)
Interest expense	98,000	—	4,933,000	5,031,000
Interest (income) and other	(797,000)	110,000	(16,000)	(703,000)
Change in fair value of convertible preferred stock purchase option liability	—	—	(1,005,000)	(1,005,000)
Amortization of stock-based compensation	—	—	7,767,000	7,767,000
Amortization of intangibles	7,312,000	14,084,000	—	21,396,000
Depreciation	4,049,000	6,069,000	196,000	10,314,000
Amortization of cost to fulfill assets	469,000	—	—	469,000
Restructuring costs	5,666,000	—	299,000	5,965,000
COVID-19 related costs	1,105,000	—	—	$1,105,000
Strategic emerging technology costs	1,197,000	—	—	$1,197,000
CEO transition costs	—	—	13,554,000	13,554,000
Proxy solicitation costs	—	—	11,248,000	11,248,000
Adjusted EBITDA	$14,127,000	39,078,000	(13,942,000)	$39,263,000

Purchases of property, plant and equipment	$8,915,000	10,704,000	—	$19,619,000
Total assets at July 31, 2022	$487,235,000	461,443,000	25,619,000	$974,297,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
Unallocated expenses result from corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs and also includes all of our amortization of stock-based compensation. See Note (2) - "CEO Transition Costs" for information related to such costs. During fiscal 2024, our Unallocated segment incurred $8,043,000 of restructuring costs focused on: (i) streamlining our operations and supply chain, (ii) legal and other expenses primarily related to divestiture activities, and (iii) efforts to refinance our Prior Credit Facility and improve liquidity. During fiscal 2023, we incurred $3,907,000 of restructuring costs focused on streamlining our operations. During fiscal 2022, we incurred $11,248,000 of proxy solicitation costs (including legal and advisory fees and costs associated with a related lawsuit) as a result of a now-settled proxy contest and expensed $13,554,000 of transition costs related to the former CEO, Fred Kornberg.

During fiscal 2024, 2023 and 2022, our Satellite and Space Communications segment recorded $3,822,000, $5,725,000 and $5,666,000, respectively, of restructuring costs primarily incurred to streamline our operations and improve efficiency, including costs related to the relocation of certain of our satellite ground station production facilities to our new 146,000 square foot facility in Chandler, Arizona. In addition, during fiscal 2024, 2023 and 2022, we incurred $4,110,000, $3,833,000 and $1,197,000, respectively, of strategic emerging technology costs for next-generation satellite technology to advance our solutions offerings to be used with new broadband satellite constellations. Furthermore, during fiscal 2022, this segment recorded $1,105,000 of incremental operating costs related to our antenna facility located in the United Kingdom due to the impact of the COVID-19 pandemic. There were no similar incremental operating costs recorded in fiscal 2024 or 2023.

Interest expense in the tables above primarily relates to our Credit Facility, and includes the amortization of deferred financing costs. See Note (8) - "Credit Facility" for further discussion.

Intersegment sales in fiscal 2024, 2023 and 2022 between the Satellite and Space Communications segment and the Terrestrial and Wireless Networks segment were nominal. All intersegment sales are eliminated in consolidation and are excluded from the tables above.

Unallocated assets at July 31, 2024 consist principally of cash and cash equivalents, income taxes receivable, corporate property, plant and equipment and deferred financing costs. The large majority of our long-lived assets are located in the U.S.

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

There are certain other pending and threatened legal actions which arise in the normal course of business, in addition to certain matters related to the termination of our former CEO for cause in March 2024. Although the ultimate outcome of these matters is difficult to accurately predict, we believe that the outcome of these other matters will not have a material adverse effect on our consolidated financial condition or results of operations.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
(b) Employment Change of Control and Indemnification Agreements

As of July 31, 2023, we had an employment agreement with Ken Peterman, our former Chairman of the Board, President and CEO, which was entered into on August 9, 2022. The employment agreement generally provided for an annual salary, bonus award, sign-on bonus, equity incentive awards and, under certain termination of employment, severance payment. On March 12, 2024, we announced the termination of Mr. Peterman for cause and upon termination of his employment, Mr. Peterman was deemed to have resigned from his position as Chairman of the Board of Directors and as a director pursuant to his employment contract.

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

Fiscal 2024 transition costs of $2,916,000 primarily consisted of legal expenses associated with the termination of Mr. Peterman. In fiscal 2023 transition costs related to Mr. Porcelain, pursuant to his separation agreement with the Company, were approximately $7,424,000, of which $3,764,000 related to the acceleration of unamortized stock-based compensation, with the remaining $3,660,000 related to his severance payments and benefits upon termination of employment. The cash portion of the transition costs of $3,660,000 was paid to Mr. Porcelain in October 2022. Also in fiscal 2023, in connection with Mr. Peterman entering into an employment agreement with the Company, effective as of August 9, 2022, we incurred a $1,000,000 expense related to a cash sign-on bonus. CEO transition costs related to Mr. Porcelain and Mr. Peterman were expensed in our Unallocated segment.

We have also entered into employment and/or change of control agreements with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of the Company or termination of the employee.

(14) Long-lived Assets, including Goodwill

The following table represents goodwill by reportable operating segment as of July 31, 2024 and July 31, 2023:

	Satellite and Space Communications	Terrestrial and Wireless Networks	Total
Balance as of July 31, 2023	$173,602,000	174,090,000	$347,692,000
PST Divestiture	(14,587,000)	—	(14,587,000)
Goodwill impairment	(48,925,000)	—	(48,925,000)
Balance as of July 31, 2024	$110,090,000	174,090,000	$284,180,000

During the first quarter of fiscal 2024, we determined that the PST Disposal Group met the criteria to be classified as held for sale. Because the PST Disposal Group represented the disposal of a portion of the Satellite and Space Communications reporting unit, we assigned $14,587,000 of goodwill to the PST Disposal Group on a relative fair value basis. For purposes of allocating goodwill to the PST Disposal Group, we determined the fair value of the PST Disposal Group (based on consideration received from the sale transaction) and the fair value of the retained businesses of the Satellite and Space Communications reporting unit (based on a combination of the income and market approach). In conjunction with the relative fair value allocation, we tested goodwill assigned to the PST Disposal Group and retained businesses of the Satellite and Space Communications reporting unit for impairment and concluded that no impairment existed at the time the held for sale criteria were met. As discussed further in Note (3) - "Business Divestiture," we completed the PST Divestiture in the second quarter of fiscal 2024 and reduced goodwill by $14,587,000 as part of determining the loss on business divestiture.

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
During the fourth quarter of fiscal year 2024, our lower than expected financial performance, default on certain credit facility covenants and the sustained decrease in stock price since August 1, 2023 were considered triggering events which required a quantitative impairment test as of July 31, 2024. We performed a quantitative assessment using market participant assumptions to determine if the fair value of each of our reporting units with goodwill exceeded its carrying value. In making this assessment, we considered, among other things, expectations of projected net sales and cash flows, assumptions impacting the weighted average cost of capital, trends in trading multiples of comparable companies, changes in our stock price and changes in the carrying values of our reporting units with goodwill. We also considered overall business conditions.

In performing the quantitative assessment, we estimated the fair value of each of our reporting units using a combination of the income and market approaches. The income approach, also known as the discounted cash flow ("DCF") method, utilizes the present value of cash flows to estimate fair value. The future cash flows for our reporting units were projected based on our estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). For purposes of conducting our impairment analysis, we assumed revenue growth rates and cash flow projections that are below our actual long-term expectations. The discount rates used in our DCF method were based on a weighted-average cost of capital ("WACC") determined from relevant market comparisons, adjusted upward for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). A terminal value growth rate was applied to the final year of the projected period, which reflects our estimate of stable, perpetual growth. We then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach. Under the market approach, we estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization and factored in a control premium. Finally, we compared our estimates of fair values to our total public market capitalization and assessed implied control premiums based on our common stock price of $3.17 as of the date of testing.

Ultimately, based on our quantitative evaluation, we determined that the carrying value of our Satellite and Space Communications reporting unit exceeded its fair value and recognized a goodwill impairment loss of $48,925,000 in fiscal 2024 in our Consolidated Statements of Operations. We also determined that our Terrestrial and Wireless Networks reporting unit had an estimated fair value in excess of its carrying value of at least 24.7% and concluded that our goodwill for this reporting unit was not impaired.

In connection with our decision in July 2024 to exit our subsidiary operations in Basingstoke, United Kingdom, such operations became a separate asset group (the “U.K. Asset Group”) and we assessed the recoverability of the carrying value of the U.K. Asset Group under the accounting standards for assets held and used as of July 31, 2024. The undiscounted future cash flows to complete the exit of our Basingstoke operations indicated that the carrying amount of the asset group is not recoverable. The fair value of the U.K. Asset Group was estimated using an income approach and was lower than the U.K Asset Group’s carrying amount. As a result, we recorded a long-lived asset impairment charge of $15,600,000 within the Satellite and Space Communications segment in our fiscal 2024 Consolidated Statements of Operations. We allocated $9,925,000 of this impairment to the carrying value of Intangibles with Finite Lives, net, $2,651,000 to Property, Plant & Equipment, net, $1,873,000 to Other Assets, net and $1,151,000 to Operating Lease Right-of-Use Assets, net.

In addition, as disclosed in Note (1) Summary of Significant Accounting and Reporting Policies, Liquidity and Going Concern, the Credit Facility was amended on October 17, 2024 to waive certain defaults or events of default, including in connection with our Net Leverage Ratio and a Fixed Charge Coverage Ratio covenants as of July 31, 2024. Although we have cured our defaults under the Credit Facility, a sustained significant decline in our actual operating performance, as compared to our forecast, and/or a continued sustained decline in our common stock price, may require us to perform another interim quantitative impairment test, which may result in an impairment of the goodwill assigned to both of our reporting units by an amount that could be material if we conclude our forecasted operating results will be adversely impacted for the foreseeable future.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2025 (the start of our fiscal 2026). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

(15) Intangible Assets

Intangible assets with finite lives as of July 31, 2024 and 2023 are as follows:

	July 31, 2024
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$302,058,000	141,601,000	$160,457,000
Technologies	14.8	113,149,000	87,809,000	25,340,000
Trademarks and other	16.7	32,926,000	23,895,000	9,031,000
Total		$448,133,000	253,305,000	$194,828,000

	July 31, 2023
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$302,058,000	121,786,000	$180,272,000
Technologies	14.8	114,949,000	80,672,000	34,277,000
Trademarks and other	16.7	32,926,000	21,568,000	11,358,000
Total		$449,933,000	224,026,000	$225,907,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the fiscal years ended July 31, 2024, 2023 and 2022 was $21,154,000, $21,396,000 and $21,396,000, respectively.

The estimated amortization expense consists of the following for the fiscal years ending July 31:

2025	$21,722,000
2026	19,128,000
2027	17,774,000
2028	17,774,000
2029	16,353,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
We review net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. Based on our last assessment, we performed an impairment assessment of our Satellite and Space Communications segment’s long-lived assets in response to triggering events indicating potential impairment, namely the overall decline in financial performance of the segment and the Company’s decision to either complete a sale or wind-down our steerable antenna operations in the United Kingdom by the end of the first quarter of fiscal 2025. As such, we recognized an impairment loss of $9,925,000, related to net intangible assets with definite lives, which is included within intangible asset accumulated amortization in the table above. See Note (1)(h) - "Summary of Significant Accounting and Reporting Policies, Long-Lived Assets" for more information We believe that the carrying values of our remaining net intangible assets were recoverable as of July 31, 2024. However, if business conditions deteriorate, we may be required to record impairment losses, and/or increase the amortization of intangibles in the future. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

On June 17, 2024, in connection with entering into the Credit Facility discussed in Note (8) - "Credit Facility," we and the Investors agreed to change certain terms of the Series B Convertible Preferred Stock. The changes altered the preferred holders’ existing consent rights and existing put rights alongside payments upon a change of control following specified asset sales, in each case consistent with the Credit Facility. To effect these changes, we and the Investors entered into a Subscription and Exchange Agreement (the “Series B-1 Exchange”), pursuant to which the Investors: (i) exchanged, in a transaction exempt from registration under the Securities Act of 1933, all of the 166,121.22 shares of Series B Convertible Preferred Stock outstanding for 166,121.22 shares of our newly issued Series B-1 Convertible Preferred Stock, par value $0.10 per share, with an initial liquidation preference of $1,036.58 per share, and (ii) received 5,705.83 additional shares of Series B-1 Convertible Preferred Stock. Also, on June 17, 2024, we and the Investors entered into a Voting Agreement and Registration Rights Agreement and filed a Series B-1 Certificate of Designations with the Secretary of State of Delaware, complete copies of which are documented and filed with the SEC. Except for the changes described above, the powers, preferences and rights of the Series B-1 Convertible Preferred Stock are substantially the same as those of the Series B Convertible Preferred Stock, including, without limitation, that the shares of Series B-1 Convertible Preferred Stock are convertible into shares of common stock at a conversion price of $7.99 per share (the same as the current conversion price of the Series B Convertible

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
Preferred Stock, and subject to the same adjustments). We did not receive any cash proceeds from the Series B-1 Exchange.

The Series B-1 Convertible Preferred Stock ranks senior to the shares of our common stock, with respect to the payment of dividends and the distribution of assets upon a liquidation, dissolution or winding up of the Company. The Series B-1 Convertible Preferred Stock has an initial liquidation preference of $1,036.58 per share with each share entitled to a cumulative dividend (the “Dividend”) at the rate of 9.00% per annum, compounding quarterly, paid-in-kind, or 7.75% per annum, compounding quarterly, paid in cash, at our election, or 6.50% per annum, in respect of any shares of Series B-1 Convertible Preferred Stock that remain outstanding following the redemption of at least fifty percent (50%) of the Series B-1 Preferred Stock pursuant to the exercise of an asset sale put right and/or an asset sale call right as described below. For any quarter in which we elect not to pay the Dividend in cash, such Dividend becomes part of the liquidation preference of the Series B-1 Convertible Preferred Stock. In addition, no dividend or other distribution on our common stock will be declared or paid on our common stock unless, at the time of such declaration and payment, an equivalent dividend or distribution is declared and paid on the Series B-1 Convertible Preferred Stock (the “Participating Dividend”), provided that in the case of any such dividend in the form of cash, in lieu of a cash payment, such Participating Dividend will become part of the liquidation preference of the Series B-1 Convertible Preferred Stock. Such Participating Dividend results in the Series B-1 Convertible Preferred Stock meeting the definition of a "participating security" for purposes of our earnings per share calculations.

The shares of Series B-1 Convertible Preferred Stock are convertible into shares of common stock at the option of the holder thereof at any time. At any time after July 22, 2027, we have the right to mandate conversion of the Series B-1 Convertible Preferred Stock, subject to certain restrictions based on the price of our common stock in the preceding thirty (30) trading days. The conversion price for the Series B-1 Convertible Preferred Stock is $7.99, subject to certain adjustments set forth in the certificate of designations governing the Series B-1 Convertible Preferred Stock (the "Series B-1 Certificate of Designations").

Holders of the Series B-1 Convertible Preferred Stock are entitled to vote with the holders of our common stock on an as-converted basis, and are entitled to a separate class vote with respect to, among other things, amendments to our organizational documents that have an adverse effect on the Series B-1 Convertible Preferred Stock, authorizations or issuances of securities of the Company (other than the issuance of up $50,000,000 of shares of common stock), the payment of dividends, related party transactions, repurchases or redemptions of securities of the Company, dispositions of businesses or assets involving consideration having a fair value in excess of $75,000,000, the incurrence of certain indebtedness and certain amendments or extensions of our Credit Facility on terms and conditions that, taken as a whole, (A) are materially different from the existing Credit Facility or (B) adversely affect our ability to perform our obligations in connection with an optional repurchase of the Series B-1 Convertible Preferred Stock, in each case, subject to the exceptions and qualifications set forth in the Series B-1 Certificate of Designations.

Holders have the right to require us to repurchase their Series B-1 Convertible Preferred Stock (at 1.0x the liquidation preference, plus accrued and unpaid dividends) on a date occurring either: (a) on or after October 31, 2028 or (b) upon the consummation of an asset sale meeting certain criteria. We have the right to repurchase all, or less than all, of the Series B-1 Convertible Preferred Stock upon the consummation of an asset sale meeting the same criteria, other than an asset sale that would result in a change of control. In addition, each holder will have the right to cause us to repurchase its Series B-1 Convertible Preferred Stock in connection with a Change of Ccontrol (as defined in the Series B-1 Certificate of Designations) at 1.5x (or 1.0x in the case of Series B-1 Convertible Preferred Stock issued in the Additional Issuance) the liquidation preference, plus accrued and unpaid dividends. Any repurchase described above would be subject to the terms set forth in the Series B-1 Certificate of Designations.

Upon a repurchase of the Series B-1 Convertible Preferred Stock occurring as a result of an asset sale described above, we will issue each respective holder a warrant (a “Warrant”). A Warrant will represent the right to acquire our common stock, as further described in the Subscription and Exchange Agreement, for a term of five years and six months from the issuance of such Warrant, at an initial exercise price equal to the conversion price on the date of issuance of such Warrant, subject to certain adjustments. We determined that our obligation to issue a Warrant met the definition of a freestanding financial instrument that should be accounted for as a liability. We established an initial Warrant liability of $6,440,000, which was included in the consideration given to the Investors for purposes of determining the loss on extinguishment of the Series A-1 Convertible Preferred Stock as of January 31, 2024. The

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
Warrant liability is classified in "Other Liabilities" on the Consolidated Balance Sheets and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs, until the Warrant is exercised or expires. Changes in the estimated fair value of the Warrant will be recognized in our Consolidated Statement of Operations as a non-cash expense or benefit. As of July 31, 2024, the Warrant liability was remeasured, resulting in a $5,730,000 reduction to its estimated fair value.

We accounted for the cancellation of our Series A-1 Convertible Preferred Stock and Series B Convertible Preferred Stock as extinguishments based on a qualitative assessment of the terms of the preferred shares exchanged. We recognized a $19,555,000 loss on extinguishment, representing the aggregate value of the Warrant and additional issuances related to certain expense reimbursements. As the Series A-1 Convertible Preferred Stock and Series B Convertible Preferred Stock were each classified as temporary equity, the loss on extinguishment was accounted for as a dividend to the holders and charged against retained earnings, and included in net loss attributable to common shareholders.

In accordance with ASC 480, "Distinguishing Liabilities from Equity," specifically ASC 480-10-S99-3A(2), SEC Staff Announcement: Classification and Measurement of Redeemable Securities, we classified the Series B-1 Convertible Preferred Stock outside of permanent equity as temporary equity since the redemption of such shares is not solely within our control and we could be required by the holder to redeem the shares for cash or other assets, at their option. Upon the Series B-1 Exchange, the initial redemption value (and estimated fair value) of the Series B-1 Convertible Preferred Stock was $178,112,000. We have elected to adjust the carrying value of the Series B-1 Convertible Preferred Stock to its current redemption value of $180,076,000, which includes $623,000 of cumulative dividends paid-in-kind and $1,341,000 of accumulated and unpaid dividends. During fiscal 2024, the adjustments charged against retained earnings to increase the carrying value of outstanding convertible preferred stock to their respective redemption values totaled $15,900,000, of which $12,390,000 related to the Series B and B-1 Convertible Preferred Stock and $3,510,000 related to the Series A and A-1 Convertible Preferred Stock (while outstanding).

Subsequent Event

On October 17, 2024, we and the Investors agreed to change certain terms of the Series B-1 Convertible Preferred Stock. The changes (i) altered the date on which preferred holders can opt to have us repurchase their Series B-2 Convertible Preferred Shares (as defined below) in certain circumstances, (ii) provided for increases to the dividend rate in certain circumstances and provided for an option for the preferred holders to elect to receive dividends in cash (to the extent permitted by law), and (iii) clarified the preferred holders’ existing consent rights, among other things.

To effect the changes described above, we and the Investors entered into a Subscription and Exchange Agreement, pursuant to which the Investors (i) exchanged (the “Series B-2 Exchange”) all of the 171,827.05 shares of Series B-1 Convertible Preferred Stock outstanding for 171,827.05 shares of our newly issued Series B-2 Convertible Preferred Stock, par value $0.10 per share, with an initial liquidation preference of $1,067.87 per share (the per share liquidation preference of the Series B-1 Convertible Preferred Stock as of the date of issuance), and (ii) received 3,436.53 additional shares of Series B-2 Convertible Preferred Stock (collectively, the “Series B-2 Convertible Preferred Stock”). We did not receive any cash proceeds from the exchange and issuance of Series B-2 Convertible Preferred Stock. As a result of the Series B-2 Exchange, no shares of Series B-1 Convertible Preferred Stock remain outstanding as of October 17, 2024.

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
Common Stock Repurchase Program
On September 29, 2020, our Board of Directors authorized a $100,000,000 stock repurchase program, which replaced our prior program. The $100,000,000 stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases made during the fiscal years ended July 31, 2024 or 2023.

(18) Cost Reduction Activities

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

In fiscal 2024, we continued to transform and integrate our businesses, and in July 2024 made a decision to exit our subsidiary operations in Basingstoke U.K. and recorded total severance costs of $2,616,000 in selling, general and administrative expenses in our Consolidated Statements of Operations, of which a substantial portion was related to our Satellite and Space Communications segment. After net payments of $3,139,000 during fiscal 2024, our severance liability as of July 31, 2024 was $1,029,000.

(19) Subsequent Event

Subordinated Credit Agreement

On October 17, 2024 (the "closing date"), we entered into a subordinated credit agreement with the existing holders of our convertible preferred stock and U.S. Bank Trust Company, National Association, as agent (the “Subordinated Credit Agreement”) which provides a subordinated unsecured term loan facility in the aggregate principal amount of $25,000,000 (the “Subordinated Credit Facility”). The proceeds of the Subordinated Credit Facility (i) cured our default on certain financial covenants under the Amended Credit Agreement with respect to the fourth quarter of fiscal 2024, (ii) provide us with additional liquidity and (iii) will fund our general working capital needs, including support of our transformation initiatives.

The Subordinated Credit Facility is subject to a Make-Whole Amount with respect to certain repayments or prepayments. The Make-Whole Amount is an amount equal to (i) from the closing date through (but not including) the date that is nine months thereafter, $25,000,000 multiplied by 33.0%, (ii) from the date that is nine months after the closing date through (but not including) the date that is the second anniversary of the closing date, $25,000,000 multiplied by 50.0%, (iii) from the second anniversary of the closing date and thereafter, $25,000,000 multiplied by 75.0% plus, in the case of clause (iii), interest accrued on $25,000,000 at the Make-Whole Interest Rate (as defined below) starting on the second anniversary of the closing date and calculated as of any such date of determination. The Make-Whole Interest Rate is a rate equal to 16.0% per annum, which is increased by 2.0% per annum upon the occurrence and during the continuation of an event of default under the Subordinated Credit Facility.

The obligations under the Subordinated Credit Facility are guaranteed by the same guarantors under the Amended Credit Facility and matures 90 days after the Maturity Date under the Amended Credit Facility as discussed in Note (8) – “Credit Facility.” The Subordinated Credit Facility contains customary representations, warranties and affirmative covenants, in each case substantially consistent with the representations and warranties and affirmative covenants under the Amended Credit Agreement. The Subordinated Credit Facility contains customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stockholder dividends, and (vii) certain other restrictive agreements.

The outstanding Subordinated Credit Facility will not be considered debt for purposes of our financial covenant testing under the Credit Facility. Capitalized terms used but not defined herein have the meanings set forth for such terms in the Subordinated Credit Facility, which has been documented and filed with the SEC.

Schedule II
COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Fiscal Years Ended July 31, 2024, 2023 and 2022

Column A	Column B	Column C Additions		Column D		Column E
Description	Balance at beginning of period	Charged to cost and expenses		Transfers (deductions) - describe		Balance at end of period
Allowance for doubtful accounts receivable:
Year ended July 31,
2024	$2,089,000	1,422,000	(A)	(1,579,000)	(B)	$1,932,000
2023	2,337,000	261,000	(A)	(509,000)	(B)	2,089,000
2022	1,648,000	838,000	(A)	(149,000)	(B)	2,337,000

Inventory reserves:
Year ended July 31,
2024	$24,659,000	2,801,000	(C)	(9,189,000)	(D)	$18,271,000
2023	23,121,000	4,871,000	(C)	(3,333,000)	(D)	24,659,000
2022	20,229,000	4,447,000	(C)	(1,555,000)	(D)	23,121,000

Valuation allowance for deferred tax assets:
Year ended July 31,
2024	$34,478,000	12,343,000	(E)	(1,933,000)	(E)	$44,888,000
2023	31,227,000	4,617,000	(E)	(1,366,000)	(E)	34,478,000
2022	28,384,000	2,947,000	(E)	(104,000)	(E)	31,227,000

(A)Provision for doubtful accounts.
(B)Write-off of uncollectible receivables and allowance for doubtful account receivables relating to the PST Divestiture.
(C)Provision for excess and obsolete inventory.
(D)Write-off of inventory and PST inventory reserve relating to the PST Divestiture.
(E)Change in valuation allowance. See Note (10) - "Income Taxes" for further discussion.

S - 1