Form 10-Q
period 2024-10-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2025-01-13
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of January 9, 2025, the number of outstanding shares of Common Stock, par value $0.10 per share, of the registrant was 29,170,883 shares.

Index

Index

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	October 31, 2024	July 31, 2024
Current assets:
Cash and cash equivalents	$29,644,000	32,433,000
Accounts receivable, net	180,864,000	195,595,000
Inventories, net	81,804,000	93,136,000
Prepaid expenses and other current assets	14,244,000	15,387,000
Total current assets	306,556,000	336,551,000
Property, plant and equipment, net	46,433,000	47,328,000
Operating lease right-of-use assets, net	29,873,000	31,590,000
Goodwill	204,625,000	284,180,000
Intangibles with finite lives, net	188,235,000	194,828,000
Deferred financing costs, net	1,936,000	3,251,000
Other assets, net	15,545,000	14,706,000
Total assets	$793,203,000	912,434,000
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,514,000	42,477,000
Accrued expenses and other current liabilities	56,384,000	62,245,000
Current portion of credit facility, net	182,380,000	4,050,000
Current portion of subordinated credit facility, net	23,735,000	—
Operating lease liabilities, current	7,645,000	7,869,000
Contract liabilities	69,104,000	65,834,000
Interest payable	551,000	1,072,000
Total current liabilities	383,313,000	183,547,000
Non-current portion of credit facility, net	—	173,527,000
Operating lease liabilities, non-current	28,726,000	30,258,000
Income taxes payable, non-current	2,495,000	2,231,000
Deferred tax liability, net	6,106,000	6,193,000
Long-term contract liabilities	21,983,000	21,035,000
Other liabilities	51,516,000	9,314,000
Total liabilities	494,139,000	426,105,000
Commitments and contingencies (See Note 20)
Convertible preferred stock, par value $0.10 per share; authorized and issued 175,264 shares at October 31, 2024 (redemption value of $187,814,000 which includes accrued dividends of $655,000) and authorized and issued 171,827 shares at July 31, 2024 (redemption value of $180,076,000, which includes accrued dividends of $1,341,000)	148,700,000	180,076,000
Stockholders' equity:
Preferred stock, par value $0.10 per share; authorized and unissued 1,824,736 and 1,828,173 shares at October 31, 2024 and July 31, 2024, respectively	—	—
Common stock, par value $0.10 per share; authorized 100,000,000 shares; issued 43,927,127 and 43,766,109 shares at October 31, 2024 and July 31, 2024, respectively	4,393,000	4,377,000
Additional paid-in capital	587,820,000	640,145,000
Retained earnings	—	103,580,000
	592,213,000	748,102,000
Less:
Treasury stock, at cost (15,033,317 shares at October 31, 2024 and July 31, 2024)	(441,849,000)	(441,849,000)
Total stockholders’ equity	150,364,000	306,253,000
Total liabilities, convertible preferred stock and stockholders’ equity	$793,203,000	912,434,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended October 31,
	2024	2023
Net sales	$115,800,000	151,911,000
Cost of sales	101,284,000	104,029,000
Gross profit	14,516,000	47,882,000

Expenses:
Selling, general and administrative	51,644,000	32,695,000
Research and development	3,713,000	7,812,000
Amortization of intangibles	6,593,000	5,289,000
Impairment of long-lived assets, including goodwill	79,555,000	—
Proxy solicitation costs	1,583,000	—
CEO transition costs	598,000	—
	143,686,000	45,796,000

Operating (loss) income	(129,170,000)	2,086,000

Other expenses (income):
Interest expense	9,532,000	4,932,000
Interest (income) and other	635,000	(65,000)
Write-off of deferred financing costs	1,412,000	—
Change in fair value of warrants and derivatives	5,524,000	—

Loss before provision for (benefit from) income taxes	(146,273,000)	(2,781,000)
Provision for (benefit from) income taxes	2,134,000	(1,344,000)

Net loss	$(148,407,000)	(1,437,000)

Gain on extinguishment of convertible preferred stock	51,179,000	—

Adjustments to reflect redemption value of convertible preferred stock:
Dividend on convertible preferred stock	(58,634,000)	(1,823,000)
Net loss attributable to common stockholders	$(155,862,000)	(3,260,000)

Net loss per common share (See Note 6):
Basic	$(5.29)	(0.11)
Diluted	$(5.29)	(0.11)

Weighted average number of common shares outstanding – basic	29,446,000	28,745,000

Weighted average number of common and common equivalent shares outstanding – diluted	29,446,000	28,745,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)

	Three months ended October 31, 2024 and 2023
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of July 31, 2023	100,000	$112,211,000	43,096,271	$4,310,000	$636,925,000	$238,913,000	15,033,317	$(441,849,000)	438,299,000
Equity-classified stock award compensation	—	—	—	—	2,645,000	—	—	—	2,645,000
Issuance of employee stock purchase plan shares	—	—	12,799	1,000	93,000	—	—	—	94,000
Issuance of restricted stock, net of forfeiture	—	—	13,904	2,000	(2,000)	—	—	—	—
Net settlement of stock-based awards	—	—	145,808	14,000	(1,009,000)	—	—	—	(995,000)
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)	—	1,823,000	—	—	—	(1,823,000)	—	—	(1,823,000)
Reversal of dividend equivalents	—	—	—	—	—	23,000	—	—	23,000
Net loss	—	—	—	—	—	(1,437,000)	—	—	(1,437,000)
Balance as of October 31, 2023	100,000	$114,034,000	43,268,782	$4,327,000	$638,652,000	$235,676,000	15,033,317	$(441,849,000)	$436,806,000

Balance as of July 31, 2024	171,827	$180,076,000	43,766,109	$4,377,000	$640,145,000	$103,580,000	15,033,317	$(441,849,000)	$306,253,000
Equity-classified stock award compensation	—	—	—	—	155,000	—	—	—	155,000
Issuance of employee stock purchase plan shares	—	—	14,475	1,000	37,000	—	—	—	38,000
Issuance of restricted stock, net of forfeiture	—	—	26,234	3,000	(3,000)	—	—	—	—
Net settlement of stock-based awards	—	—	120,309	12,000	(259,000)	—	—	—	(247,000)
Extinguishment of convertible preferred stock	(171,827)	(183,489,000)	—	—	—	51,179,000	—	—	51,179,000
Issuance of convertible preferred stock (at fair value), excluding embedded derivatives reported in Other liabilities	175,264	93,479,000	—	—	—	—	—	—	—
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)	—	58,634,000	—	—	(52,255,000)	(6,379,000)	—	—	(58,634,000)
Reversal of dividend equivalents	—	—	—	—	—	27,000	—	—	27,000
Net loss	—	—	—	—	—	(148,407,000)	—	—	(148,407,000)
Balance as of October 31, 2024	175,264	$148,700,000	43,927,127	$4,393,000	$587,820,000	$—	15,033,317	$(441,849,000)	$150,364,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended October 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(148,407,000)	(1,437,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	2,895,000	3,022,000
Amortization of intangible assets with finite lives	6,593,000	5,289,000
Amortization of stock-based compensation	155,000	2,645,000
Amortization of cost to fulfill assets	261,000	240,000
Paid-in-kind interest under term loan	2,082,000	—
Accretion of interest on subordinated credit facility	248,000	—
Amortization of deferred financing costs	973,000	594,000
Write-off of deferred financing costs	1,412,000	—
Change in fair value of warrants and derivatives	5,524,000	—
Changes in other liabilities	—	(1,033,000)
Loss on disposal of property, plant and equipment	—	6,000
Provision for allowance for doubtful accounts and contract assets	17,443,000	143,000
Provision for excess and obsolete inventory	12,546,000	78,000
Deferred income tax (benefit) expense	(166,000)	1,114,000
Impairment of long-lived assets, including goodwill	79,555,000	—
Changes in assets and liabilities, net of effects of divestiture:
Accounts receivable	(2,712,000)	(26,269,000)
Inventories	(1,214,000)	2,656,000
Prepaid expenses and other current assets	(995,000)	997,000
Other assets	(1,096,000)	2,802,000
Accounts payable	1,710,000	5,100,000
Accrued expenses and other current liabilities	(4,887,000)	(6,538,000)
Contract liabilities	4,218,000	(685,000)
Other liabilities, non-current	105,000	145,000
Interest payable	(521,000)	58,000
Income taxes payable	2,472,000	(3,472,000)
Net cash used in operating activities	(21,806,000)	(14,545,000)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,415,000)	(3,216,000)
Net cash used in investing activities	(2,415,000)	(3,216,000)
Cash flows from financing activities:
Proceeds from subordinated credit facility	25,000,000	—
Net borrowings under revolving loan	—	19,600,000
Repayment of term loan	—	(625,000)
Proceeds from issuance of employee stock purchase plan shares	38,000	94,000
Payment of deferred financing costs	(2,757,000)	(308,000)
Remittance of employees’ statutory tax withholding for stock awards	(666,000)	(1,682,000)
Payment of shelf registration costs	(94,000)	—
Payment of convertible preferred stock issuance costs	(50,000)	—
Cash dividends paid on common stock	(39,000)	(111,000)
Net cash provided by financing activities	21,432,000	16,968,000
Net decrease in cash and cash equivalents, including cash classified within assets of disposal group held for sale	(2,789,000)	(793,000)
Less: net increase in cash classified within assets of disposal group held for sale	—	(52,000)
Net decrease in cash and cash equivalents	(2,789,000)	(845,000)
Cash and cash equivalents at beginning of period	32,433,000	18,961,000
Cash and cash equivalents at end of period	$29,644,000	18,116,000
See accompanying notes to condensed consolidated financial statements.		(Continued)

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three months ended October 31,

	2024	2023
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$6,728,000	4,278,000
Income taxes, net	$37,000	1,019,000

Non-cash investing and financing activities:
Adjustment to reflect redemption value of convertible preferred stock	$58,634,000	1,823,000

Term loan amendment fee paid-in-kind	$3,250,000	—

Accrued additions to property, plant and equipment	$530,000	1,154,000

Accrued deferred financing costs	$418,000	444,000

Accrued shelf registration costs	$76,000	—

Unpaid convertible preferred stock issuance costs	$26,000	—

Issuance of restricted stock	$3,000	—

Accrued remittance of employees' statutory tax withholdings	$—	526,000

Cash dividends declared on common stock but unpaid, including (reversal) accrual of dividend equivalents	$(27,000)	(23,000)

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     General

The accompanying Condensed Consolidated Financial Statements of Comtech Telecommunications Corp. and its subsidiaries ("Comtech," "we," "us," or "our") as of and for the three months ended October 31, 2024 and 2023 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Our Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements, filed with the Securities and Exchange Commission ("SEC"), for the fiscal year ended July 31, 2024 and the notes thereto contained in our Annual Report on Form 10-K, and all of our other filings with the SEC.

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

Over the past three fiscal years, we incurred operating losses of $79,890,000, $14,660,000 and $33,752,000 in fiscal 2024, 2023 and 2022, respectively. More recently, we recognized an operating loss of $129,170,000 in the three months ended October 31, 2024. In addition, over the past three fiscal years, net cash used in operating activities was $54,495,000 and $4,433,000 in fiscal 2024 and 2023, respectively, and net cash provided by operating activities was $1,997,000 in fiscal 2022. More recently, net cash used in operating activities was $21,806,000 in the three months ended October 31, 2024. Our ability to meet future anticipated liquidity needs over the next year beyond the issuance date will largely depend on our ability to generate positive cash inflows from operations, maximize our borrowing capacity under our Credit Facility, as discussed further below, and/or secure other sources of outside capital. While we believe we will be able to generate sufficient positive cash inflows, maximize our borrowing capacity and secure outside capital, there can be no assurance our plans will be successfully implemented and, as such, we may be unable to continue as a going concern over the next year beyond the issuance date.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As discussed further in Note (10) – Credit Facility, on June 17, 2024, we entered into a $222,000,000 credit facility with a new syndicate of lenders, which replaced our prior credit facility. As further discussed below, we subsequently amended the credit facility on October 17, 2024 (the "Credit Facility"). The Credit Facility consists of a committed $162,000,000 term loan (“Term Loan”) and $60,000,000 revolving loan (“Revolver Loan”). At October 31, 2024 and January 10, 2025 (the date closest to the issuance date), total outstanding borrowings under the Credit Facility were $199,495,000. At both October 31, 2024 and January 10, 2025, $32,500,000 was drawn on the Revolver Loan. As of the issuance date, our available sources of liquidity approximate $28,500,000, consisting solely of qualified cash and cash equivalents. That is, our available sources of liquidity do not include the remaining portion of the committed Revolver Loan due to the revolving lender's and Agent's consent right, discussed below, to any borrowings that exceed $32,500,000.

The Credit Facility, among other things, requires compliance with new restrictive and financial covenants, including: a maximum Net Leverage Ratio of 3.25x commencing with the fiscal quarter ending January 31, 2025; a minimum Fixed Charge Coverage Ratio of 1.20x commencing with the four fiscal quarter period ending January 31, 2025; a minimum Average Liquidity requirement at each quarter end of $20,000,000; and a minimum EBITDA of $35,000,000 for the four fiscal quarter period ending October 31, 2025. Such ratios and minimum EBITDA adjust under the Credit Facility in future periods. Over the next twelve months beyond the issuance date, commencing with our fiscal quarter ending January 31, 2025, we believe that we will not be able to comply with one or more of these covenants.

The Credit Facility was amended on October 17, 2024 to waive certain defaults or events of default, including in connection with our Net Leverage Ratio and Fixed Charge Coverage Ratio covenants as of July 31, 2024. The amendment also, among other things: (i) increased the interest rate margins applicable to the loans; (ii) modified certain financial and collateral reporting requirements; (iii) provided a consent right to the revolving lender and Agent with respect to $27,500,000 of Revolver Loan borrowings above $32,500,000; (iv) permitted the incurrence of $25,000,000 of senior unsecured subordinated debt (as described below); (v) amended the maturity date to the earlier of (x) July 31, 2028 or (y) 90 days prior to the earliest date that the debt under the Subordinated Credit Agreement (as defined below) becomes due and payable; and (vi) suspended certain financial covenant testing through the end of our fiscal quarter ending January 31, 2025.

In addition, we entered into a Subordinated Credit Agreement with the existing holders of our Convertible Preferred Stock (the “Subordinated Credit Agreement”) on October 17, 2024, which provides a subordinated unsecured term loan facility in the aggregate principal amount of $25,000,000 (the “Subordinated Credit Facility”). The proceeds of the Subordinated Credit Facility: (i) cured our default on certain financial covenants under the Credit Facility, as discussed above; (ii) provided additional liquidity to us; and (iii) funded our general working capital needs.

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
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of the issuance date, our plans to address our ability to continue as a going concern include, among other things:

•executing a strategy to transform Comtech (ongoing and future actions supporting our transformation strategy include: an exploration of strategic alternatives for our various businesses and product lines; the pursuit of further portfolio-shaping opportunities to enhance profitability, efficiency and focus; and the implementation of additional operational initiatives to both achieve profitable results from operations as well as to align our go-forward cost structure with our future state business), as discussed further in Note (21) – Cost Reduction and Restructuring Related Activities;
•pursuing initiatives to reduce investments in working capital, namely accounts receivable and inventory;
•improving process disciplines to attain and maintain profitable operations by entering into more favorable sales or service contracts;
•reevaluating our business plans to identify opportunities (e.g., within each of our segments) to focus future investment on our most strategic, high-margin revenue opportunities;
•reevaluating our business plans to identify opportunities to further reduce capital expenditures;
•seeking opportunities to improve liquidity through any combination of debt and/or equity financing (including possibly restructuring our Credit Facility, Convertible Preferred Stock and/or Subordinated Credit Facility); and
•seeking other strategic transactions and/or measures including, but not limited to, the potential sale or divestiture of assets in addition to the wind down of our steerable antenna product line in Basingstoke, U.K.

While we believe the implementation of some or all of the elements of our plans over the next year beyond the issuance date will be successful, these plans are not all solely within management’s control and, as such, we can provide no assurance our plans are probable of being effectively implemented as of the issuance date. Therefore, the adverse conditions and events described above are uncertainties that raise substantial doubt about our ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements have been prepared on the basis that we will continue to operate as a going concern, which contemplates we will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying Condensed Consolidated Financial Statements do not include any adjustments that may result from the outcome of these uncertainties.

CEO Transition Costs and Related
On March 12, 2024, Ken Peterman's employment with the Company was terminated for cause and the Board of Directors (the "Board") appointed John Ratigan as interim CEO and Mark Quinlan as Chairman of the Board ("Chairman"). Prior to the changes, John Ratigan served as our Chief Corporate Development Officer and Mark Quinlan served as a member of our Board. Upon termination of his employment, Ken Peterman was deemed to have resigned from his position as Chairman and as a director pursuant to his employment contract. On October 28, 2024, John Ratigan became our President and CEO. Also, on November 26, 2024, existing Board members, Kenneth H. Traub and Lieutenant General (Retired) Bruce T. Crawford, were appointed Executive Chairman and Lead Independent Director, respectively, and Mark Quinlan resigned from his position as Chairman. During the three months ended October 31, 2024, CEO transition costs were $598,000 and consisted primarily of legal and related expenses in our Unallocated segment. There were no similar costs in the corresponding period of the prior year.

Subsequent to quarter end, the Board has named Mr. Traub as President and CEO, effective as of January 13, 2025, in addition to his current role as Chairman, replacing Mr. Ratigan effective immediately. Pursuant to his separation agreement and release, Mr. Ratigan resigned from his position as President and CEO and as a director.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Proxy Solicitation Costs
On November 17, 2024, we entered into a cooperation agreement (the “Cooperation Agreement”) with Fred Kornberg, Michael Porcelain and Oleg Timoshenko (collectively the “Investor Group”). Pursuant to the Cooperation Agreement, our Board appointed Michael J. Hildebrandt to serve on the Board and agreed to nominate, support and recommend Mr. Hildebrandt for election at our Fiscal 2024 Annual Meeting of Stockholders (the "2024 Annual Meeting"). Also, we agreed not to renominate two incumbent directors for election at the 2024 Annual Meeting and the Investor Group agreed to withdraw its nomination of candidates for election to the Board at the 2024 Annual Meeting to, instead, support our slate of directors for election. Pursuant to the Cooperation Agreement, we and the Investor Group will cooperate to identify an additional candidate to be appointed to the Board at a later date as an independent director. During the three months ended October 31, 2024, we incurred $1,583,000 in proxy solicitation costs, consisting principally of legal and advisory fees. In connection with the Cooperation Agreement and Investor Group’s nomination of candidates to the Board and related matters, the Investor Group is entitled to the reimbursement of its documented out-of-pocket fees and expenses, subject to certain limitations, in an amount not to exceed $350,000. Such amount was expensed and paid in the second quarter of fiscal 2025.

(2)     Business Divestitures

PST Divestiture - On November 7, 2023, we completed the divestiture of our solid-state RF microwave high power amplifiers and control components product line, which was included in our Satellite and Space Communications segment, pursuant to a stock sale agreement entered into on October 11, 2023 (the "PST Divestiture"). The final sales price for this divestiture was $35,459,000, of which we received $33,277,000 in cash proceeds, net of transaction costs. Based on the carrying amount of net assets related to the PST Divestiture, we recognized a GAAP pre-tax loss of $1,199,000 in fiscal 2024.

CGC Divestiture - In fiscal 2024, we performed a detailed evaluation of our Satellite and Space Communications segment's product portfolio to identify opportunities to further divest, separate and/or rationalize non-core businesses or facilities. Consistent with this effort, in our fourth quarter of fiscal 2024, we made the decision to exit our operations in Basingstoke, United Kingdom. Such operations were established in connection with our fiscal 2020 acquisition of CGC Technology Limited, which primarily served customers in Europe. Following the acquisition, Comtech continued to invest in the Basingstoke facility to advance LEO constellation-based antenna technologies in anticipation of significant production orders. Net sales for this product line in fiscal 2024, 2023 and 2022 were $4,001,000, $9,969,000 and $11,188,000, respectively. Operating losses for this product line in fiscal 2024, 2023 and 2022 were $32,331,000, $8,203,000 and $9,897,000, respectively. Taking into consideration the significant ongoing investment as well as unfavorable contract terms on prospective antenna sales, we concluded such operations would not generate an attractive return on invested capital and made the decision to exit these operations (the "CGC Divestiture"). During the three months ended October 31, 2024, we reversed $4,157,000 of net sales and $1,403,000 of related accrued contract costs to account for the termination of various revenue contracts with customers, and expensed $4,925,000 in restructuring charges related to the wind-down of such operations, including a $2,948,000 write-down related to inventory no longer considered salable. While anticipated to improve our future profitability, actions related to the CGC Divestiture may result in additional near-term restructuring charges.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3)     Adoption of Accounting Standards and Updates

We are required to prepare our Condensed Consolidated Financial Statements in accordance with the FASB ASC, which is the source for all authoritative U.S. generally accepted accounting principles, which are commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs"). During the three months ended October 31, 2024, the following FASB ASUs have been issued and incorporated into the FASB ASC and have not yet been adopted by us as of October 31, 2024:

•FASB ASU No. 2023-07, which requires the disclosure of significant segment expenses, by reportable segment, regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. The disclosure of other segment items by reportable segment are also required and would constitute the difference between segment revenues less these significant segment expenses and reported segment profit or loss. On an annual basis, the update requires an entity to disclose the CODM's title and position, as well as describe how the CODM uses the reported measures. Additionally, all existing annual disclosures about segment profit or loss must be provided on an interim basis in addition to the disclosure of significant segment expenses and other segment items. This ASU is effective for fiscal years beginning after December 15, 2023 (our fiscal year beginning on August 1, 2024) and for interim periods within fiscal years beginning after December 15, 2024 (our interim period beginning on August 1, 2025), with early adoption permitted. The adoption of this guidance will impact our disclosures only and we do not expect it to have a material impact on our Condensed Consolidated Financial Statements.

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

•FASB ASU No. 2024-03, which requires more detailed disclosures of certain categories of expenses (including purchases of inventory, employee compensation, depreciation, and amortization) that are components of existing expense captions presented on the face of the income statement. All entities are required to apply the guidance prospectively with an option for retrospective application. This ASU is effective for fiscal years beginning after December 15, 2026 (our fiscal year beginning on August 1, 2027), and interim periods within fiscal years beginning after December 15, 2027 (our interim period beginning on August 1, 2028), with early adoption permitted. We are evaluating the impact of this ASU on our Condensed Consolidated Financial Statements and disclosures.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Point in time accounting is principally applied to contracts in our satellite ground infrastructure product line (which includes satellite modems and traveling wave tube amplifiers). The contracts related to these product lines do not meet the requirements for over time revenue recognition because our customers cannot utilize the equipment for its intended purpose during any phase of our manufacturing process; customers do not simultaneously receive and/or consume the benefits provided by our performance; customers do not control the asset (i.e., prior to delivery, customers cannot direct the use of the asset, sell or exchange the equipment, etc.); and, although many of our contracts have termination for convenience clauses and/or an enforceable right to payment for performance completed to date, our performance creates an asset with an alternative use through the point of delivery.

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

When identifying a contract with our customer, at inception, we consider approvals and commitments from both parties, if the rights of the parties are identified, if the payment terms are identified, if it has commercial substance, the transaction price to which we are entitled and if collectability is probable.

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

	Three months ended October 31,
	2024	2023
United States
U.S. government	35.4%	35.3%
Domestic	48.4%	40.2%
Total United States	83.8%	75.5%

International	16.2%	24.5%
Total	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. For the three months ended October 31, 2024 and 2023, except for the U.S. government, there were no customers that represented 10.0% or more of consolidated net sales. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented 10.0% or more of consolidated net sales for the three months ended October 31, 2024 and 2023.

The following tables summarize our disaggregation of revenue consistent with information reviewed by our CODM for the three months ended October 31, 2024 and 2023. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors which impact our business:

	Three months ended October 31, 2024
	Satellite and Space Communications	Terrestrial and Wireless Networks	Total
Geographical region and customer type
U.S. government	$40,427,000	598,000	$41,025,000
Domestic	4,847,000	51,160,000	56,007,000
Total United States	45,274,000	51,758,000	97,032,000

International	13,659,000	5,109,000	18,768,000
Total	$58,933,000	56,867,000	$115,800,000
Contract type
Firm fixed-price	$48,261,000	56,867,000	$105,128,000
Cost reimbursable	10,672,000	—	10,672,000
Total	$58,933,000	56,867,000	$115,800,000
Transfer of control
Point in time	$30,174,000	722,000	$30,896,000
Over time	28,759,000	56,145,000	84,904,000
Total	$58,933,000	56,867,000	$115,800,000

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

The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on our Condensed Consolidated Balance Sheets. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. For certain contracts with provisions that are intended to protect customers in the event we do not satisfy our performance obligations, billings occur subsequent to revenue recognition, resulting in unbilled receivables. Under ASC 606, unbilled receivables constitute contract assets. Except for certain unbilled receivables (see Note (7) - Accounts Receivable) and work in process inventory (see Note (8) - Inventories), there were no other material impairment losses recognized on contract assets during the three months ended October 31, 2024 and 2023, respectively. On large long-term contracts, and for contracts with international customers that do not do business with us regularly, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to-date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract. Under the typical payment terms for our contracts accounted for at a point in time, costs are accumulated in inventory until the time of billing, which generally coincides with revenue recognition. Of the current contract liability balance of $65,834,000 at July 31, 2024 and $66,351,000 at July 31, 2023, $28,764,000 and $20,737,000 was recognized as revenue during the three months ended October 31, 2024 and 2023, respectively.

We recognize the incremental costs to obtain or fulfill a contract as an expense when incurred if the amortization period of the asset is one year or less; otherwise, such costs are capitalized and amortized over the estimated life of the contract. During the three months ended October 31, 2024 and 2023, incremental costs to obtain or fulfill contracts with an amortization period greater than one year were $1,165,000 and $483,000, respectively.

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

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under indefinite delivery / indefinite quantity ("IDIQ") contracts. As of October 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $810,991,000 (which represents the amount of our consolidated funded backlog). We estimate that a substantial portion of our remaining performance obligations at October 31, 2024 will be completed and recognized as revenue during the next twenty-four month period, with the rest thereafter. During the three months ended October 31, 2024, revenue recognized from performance obligations satisfied, or partially satisfied, in previous periods (for example due to changes in the transaction price) was not material.

(5)    Fair Value Measurements and Financial Instruments

Using the fair value hierarchy described in FASB ASC 820 "Fair Value Measurements and Disclosures," we valued our cash and cash equivalents using Level 1 inputs that were based on quoted market prices. We believe that the carrying amounts of our other current financial assets (such as accounts receivable) and other current liabilities (including accounts payable, accrued expenses and the current portion of long-term debt) approximate their fair values due to their short-term maturities. Additionally, the carrying amounts of our debt approximate their fair values due to variable interest rates and pricing grids related to such debt, as amended or first entered into on October 17, 2024.

Level 3 inputs are unobservable inputs developed using the best available information under the circumstances. Level 3 inputs are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect our assumptions related to how market participants would use similar inputs to price the asset or liability.

As further discussed in Note (10) - Credit Facility, we used Level 3 inputs to value the warrants issued to lenders in connection with our Credit Facility. As of October 31, 2024, we determined the fair value of such warrants based on the Black-Scholes option pricing model using the following estimates: exercise price of $0.10, risk free rate of 4.2%, volatility of 60.0%, and expected life of 6.6 years. We also used Level 3 inputs to value the combined embedded derivative liability associated with our Credit Facility. As of October 31, 2024, we determined the fair value of the combined embedded derivative liability using a with-and-without scenario-based discounted cash flow method, which reflected our estimates regarding the probability and timing of events that could result in additional payments of interest and/or fees to such lenders as stated in our Credit Facility.

As further discussed in Note (11) - Subordinated Credit Facility, we used Level 3 inputs to value the make-whole amount and combined embedded derivative liability associated with our Subordinated Credit Facility. As of October 31, 2024, we determined the fair value of the combined embedded derivative liability using a with-and-without scenario-based discounted cash flow method, which reflected our estimates regarding the probability and timing of events that could result in additional payments of interest and/or fees to such lenders as stated in our Subordinated Credit Facility.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As further discussed in Note (18) - Convertible Preferred Stock, we used Level 3 inputs to value the warrants contingently issuable and combined embedded derivative liability associated with our Convertible Preferred Stock. As of October 31, 2024, we determined the fair value of Convertible Preferred Stock warrants using the Monte Carlo simulation model with the following assumptions: expected life of 6.2 years; risk free rate of 4.2%; expected volatility of 60.0%; and dividend yield of 0%. As of October 31, 2024, we determined the fair value of the combined embedded derivative liability using a with-and-without scenario-based discounted cash flow method, which reflected our estimates regarding the probability and timing of events that could result in additional and/or accelerated payments to our preferred shareholders, or the conversion of the Convertible Preferred Stock into common stock, pursuant to the terms of our Convertible Preferred Stock.

As of October 31, 2024 and July 31, 2024, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

(6)    Earnings Per Share

Our basic earnings per share ("EPS") is computed based on the weighted average number of common shares (including vested but unissued stock units, share units, performance shares and restricted stock units ("RSUs")) outstanding during each respective period. Our diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of equity-classified stock-based awards, warrants issued to our lenders in connection with entering the Credit Facility, settlement of escrow arrangements related to our acquisition of UHP Networks Inc. ("UHP") and the assumed conversion of Convertible Preferred Stock, if dilutive, outstanding during each respective period. The warrants contingently issuable to our preferred shareholders upon a repurchase of the Series B-2 Convertible Preferred Stock are not reflected in diluted EPS. Pursuant to FASB ASC 260 "Earnings Per Share" ("ASC 260"), shares whose issuance is contingent upon the satisfaction of certain conditions are included in diluted EPS based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period. When calculating our diluted earnings per share, we consider the amount an employee must pay upon assumed exercise of stock-based awards and the amount of stock-based compensation cost attributed to future services and not yet recognized.

There were no repurchases of our common stock during the three months ended October 31, 2024 and 2023. See Note (19) - Stockholders’ Equity for more information.

Weighted average stock options, RSUs and restricted stock outstanding of 986,000 and 1,168,000 shares for the three months ended October 31, 2024 and 2023, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 349,000 and 680,000 weighted average performance shares outstanding for the three months ended October 31, 2024 and 2023, respectively, as the performance conditions have not yet been satisfied. However, the numerator for EPS calculations for each respective period is reduced by the compensation expense related to these awards.

Weighted average common shares of 1,414,000 related to warrants issued in connection with entering the Credit Facility on June 17, 2024 were not included in our diluted EPS calculation for the three months ended October 31, 2024 because their effect would have been anti-dilutive.

Weighted average common shares of 162,000 for the three months ended October 31, 2023 related to our acquisition of UHP in March 2021 were not included in our diluted EPS calculation because their effect would have been anti-dilutive. As of July 31, 2024, all of the shares held in escrow related to the UHP acquisition were settled.

Weighted average common shares of 23,053,000 and 4,757,000 underlying the assumed conversion of convertible preferred stock, on an if-converted basis, were not included in our diluted EPS calculation for the three months ended October 31, 2024 and 2023, respectively, because their effect would have been anti-dilutive. As a result, the numerator for our basic and diluted EPS calculation for the three months ended October 31, 2024 and 2023 is the respective net loss attributable to common stockholders.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended October 31,
	2024	2023
Numerator:
Net loss	$(148,407,000)	(1,437,000)
Gain on extinguishment of convertible preferred stock	51,179,000	—
Dividend on convertible preferred stock	(58,634,000)	(1,823,000)
Net loss attributable to common stockholders	$(155,862,000)	(3,260,000)

Denominator:
Denominator for basic and diluted calculation	29,446,000	28,745,000

As discussed further in Note (18) - Convertible Preferred Stock, such shares of preferred stock represent a "participating security" as defined in ASC 260. As a result, our EPS calculations for the three months ended October 31, 2024 and 2023 were based on the two-class method. Given the net loss attributable to common stockholders for the three months ended October 31, 2024 and 2023, there was no impact of applying the two-class method to our reported basic or diluted earnings per common share.

(7)     Accounts Receivable

Accounts receivable consist of the following at:

	October 31, 2024	July 31, 2024
Receivables from commercial and international customers	$56,824,000	53,108,000
Unbilled receivables from commercial and international customers	73,896,000	72,540,000
Receivables from the U.S. government and its agencies	31,747,000	20,682,000
Unbilled receivables from the U.S. government and its agencies	37,772,000	51,197,000
Total accounts receivable	200,239,000	197,527,000
Less allowance for doubtful accounts	19,375,000	1,932,000
Accounts receivable, net	$180,864,000	195,595,000

Unbilled receivables as of October 31, 2024 relate to contracts-in-progress for which revenue has been recognized, but for which we have not yet earned the right to bill the customer for work performed to-date. Under ASC 606, unbilled receivables constitute contract assets.

In the first quarter of fiscal 2025, we reversed cumulative revenues and associated contract receivables due to changes in estimates of revenue and costs for certain contracts. With respect to such changes in estimates, we:

•determined that an unbilled receivable contract asset in the amount of $18,993,000, related to an international customer and reseller of our troposcatter technologies, was at risk of not being invoiced or collected, principally due to our customer's near-term ability to secure certain opportunities in its pipeline. As a result, and considering that we offered a price concession (i.e., variable consideration) to our customer in the first quarter of fiscal 2025, we reversed $1,551,000 of cumulative revenue and associated unbilled receivable contract assets related to this transaction, and recorded a non-cash charge to fully reserve for the remaining $17,442,000 unbilled receivable contract asset within our allowance for doubtful accounts;

•reversed $1,004,000 of cumulative revenue and associated unbilled receivable contract assets as a result of being assessed late delivery penalties during the quarter on a separate contract to deliver Modular Transportable Transmission Systems (or "MTTS" troposcatter solutions) to the same international customer referenced above;

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•reversed $4,157,000 of cumulative revenue and $3,003,000 of associated unbilled receivable contract assets as a result of terminating certain customer contracts during the quarter in connection with the CGC Divestiture; and

•reversed $1,360,000 of cumulative revenue and $1,281,000 of associated unbilled receivable contract assets due to higher expected costs at completion identified during the quarter, as we advanced certain nonrecurring engineering related projects in our satellite ground infrastructure product line through development and toward production.

After adjusting for those amounts identified above, management estimates that a substantial portion of the remaining contract assets not yet billed at October 31, 2024 will be billed and collected within one year. Accounts receivable in the table above excludes $824,000 of long-term unbilled receivables presented within "Other assets, net" on the Condensed Consolidated Balance Sheets as of July 31, 2024.

As of October 31, 2024, the U.S. government (and its agencies), an international customer and reseller of our troposcatter technologies and AT&T, represented 34.7%, 11.6% and 11.4% of total accounts receivable, respectively. There were no other customers which accounted for greater than 10% of total accounts receivable.

As of July 31, 2024, the U.S. government (and its agencies), an international customer and reseller of our troposcatter technologies and AT&T, represented 36.4%, 11.3% and 10.9% of total accounts receivable, respectively. There were no other customers which accounted for greater than 10% of total accounts receivable.

(8)     Inventories

Inventories consist of the following at:

	October 31, 2024	July 31, 2024
Raw materials and components	$74,920,000	72,820,000
Work-in-process and finished goods	37,330,000	38,587,000
Total inventories	112,250,000	111,407,000
Less reserve for excess and obsolete inventories	30,446,000	18,271,000
Inventories, net	$81,804,000	93,136,000

As of October 31, 2024 and July 31, 2024, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $3,021,000 and $2,869,000, respectively, and the amount of inventory related to contracts from third-party commercial customers who outsource their manufacturing to us was $2,098,000 and $2,204,000, respectively.

As discussed in Note (1) – General – Liquidity and Going Concern, in connection with our initiatives to transform our Company (e.g., reevaluating our business plans to identify opportunities to focus future investment on our most strategic, high-margin revenue opportunities), during the three months ended October 31, 2024, we recorded a non-cash charge of $11,369,000 within Cost of Sales on our Condensed Consolidated Statement of Operations. Such non-cash charge primarily related to the write down of inventory associated with approximately 70 products within our satellite ground infrastructure product line that were either discontinued or being de-emphasized going forward. As discussed in Note (2) – Business Divestitures, such non-cash charge also included the write down of inventory associated with the CGC Divestiture, which was determined during the first quarter of fiscal 2025 to no longer be salable.

In the first quarter of fiscal 2025, we also expensed $1,082,000 of work in process inventory related to certain loss contracts in our satellite ground infrastructure product line accounted for under the point in time revenue recognition model.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(9)     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	October 31, 2024	July 31, 2024
Accrued wages and benefits	$18,612,000	22,131,000
Accrued contract costs	11,498,000	17,267,000
Accrued warranty obligations	7,849,000	7,049,000
Accrued commissions and royalties	5,243,000	5,396,000
Accrued legal costs	3,491,000	3,092,000
Other	9,691,000	7,310,000
Accrued expenses and other current liabilities	$56,384,000	62,245,000

Accrued contract costs represent direct and indirect costs on contracts as well as estimates of amounts owed for invoices not yet received from vendors or reflected in accounts payable.

Accrued warranty obligations as of October 31, 2024 relate to estimated liabilities for assurance type warranty coverage that we provide to our customers. We generally provide warranty coverage for some of our products for a period of at least one year from the date of delivery. We record a liability for estimated warranty expense based on historical claims, product failure rates, consideration of contractual obligations, future costs to resolve software issues and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Changes in our accrued warranty obligations during the three months ended October 31, 2024 and 2023 were as follows:

	Three months ended October 31,
	2024	2023
Balance at beginning of period	$7,049,000	8,285,000
Provision for warranty obligations	1,168,000	1,694,000
Charges incurred	(368,000)	(311,000)
PST Divestiture	—	(418,000)
Balance at end of period	$7,849,000	9,250,000

(10)     Credit Facility

On June 17, 2024, we entered into a $222,000,000 senior secured loan facility with a syndicate of lenders which replaced our prior credit facility and, as further discussed below, we subsequently amended the credit facility on October 17, 2024 (the “Credit Facility”). The Credit Facility consists of: (i) a $162,000,000 term loan (the "Term Loan" facility) and an asset-based revolving credit facility with revolving commitments in an aggregate principal amount of $60,000,000, subject to borrowing base limitations as described below (the "Revolving Loan" facility). At closing, $25,000,000 of the Revolving Loan was funded and, together with the Term Loan, the proceeds were used to repay the prior credit facility in full and for working capital and other general corporate purposes. The obligations under the Credit Facility are guaranteed by certain of our domestic and foreign subsidiaries (the “Guarantors), who have granted for the benefit of the lenders, a lien on, and first priority security interest in, substantially all of our tangible and intangible assets.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On October 17, 2024, we entered into an amendment in order to waive certain defaults or events of default that occurred, including in connection with our Net Leverage Ratio and Fixed Charge Coverage Ratio covenants for our fourth quarter of fiscal 2024. The amendment also, among other things: (i) increased the interest rate margins applicable to the loans (as described in further detail below); (ii) modified certain financial and collateral reporting requirements; (iii) provided a consent right to the revolving lender and Agent with respect to $27,500,000 of revolver borrowings above $32,500,000, (iv) permitted the incurrence of $25,000,000 of senior unsecured subordinated debt (as described further in Note (11) – Subordinated Credit Facility), (v) amended the maturity date to the earlier of (x) July 31, 2028 or (y) 90 days prior to the earliest date that the debt under the Subordinated Credit Agreement becomes due and payable (the “Senior Credit Facility Maturity Date”) and (vi) suspended certain financial covenant testing through the end of the fiscal quarter ending January 31, 2025. We accounted for the amendment to our Credit Facility as a modification.

In connection with entering the Credit Facility, the Term Loan lenders received 1,435,884 detachable warrants ("Lender warrants") granted at an exercise price of $0.10 per common share which entitles the Term Loan lenders to purchase 1,435,884 shares of our common stock from us at any time and from time to time after the Closing Date and on or prior to June 17, 2031, subject to certain adjustments. If the Term Loan is refinanced, the Term Loan lenders have the right to sell up to 50.0% of the warrants back to us for cash, at a 10.0% discount to the 30-day volume weighted average price of our common stock, subject to certain adjustments. We determined that the Lender warrants met the definition of a freestanding financial instrument that should be accounted for as a liability. We established an initial Lender warrant liability of $3,011,000 which was allocated as a discount against the Term Loan proceeds. The Lender warrant liability is classified in "Other liabilities" on the Condensed Consolidated Balance Sheets and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs, until the Lender warrants are exercised or expire. Changes in the estimated fair value of the Lender warrant liability are recognized in our Condensed Consolidated Statements of Operations as a non-cash expense or benefit. As of October 31, 2024 and July 31, 2024, the Lender warrant liability was remeasured to $5,234,000 and $4,544,000, respectively, resulting in a non-cash expense for the three months ended October 31, 2024 of $690,000 recorded in "Other expenses (income) - Change in fair value of warrants and derivatives" on the Condensed Consolidated Statements of Operations.

Additionally, we identified several embedded derivatives that require bifurcation from the Credit Facility under ASC 815-15 "Embedded Derivatives" ("ASC 815"). Certain of these embedded features include contingent event of default and going concern interest rate increases and/or fees, which qualify for accounting as one combined embedded derivative liability. We established an initial embedded derivative liability of $3,116,000, which was allocated as a discount against the Term Loan proceeds. The combined embedded derivative liability is presented with the host instrument as part of the amount outstanding under the Credit Facility on the Condensed Consolidated Balance Sheets, and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs, until the embedded derivative features have zero probability of occurring or expire. Changes in the estimated fair value of the combined embedded derivative liability are recognized in our Condensed Consolidated Statements of Operations as a non-cash expense or benefit. As of October 31, 2024 and July 31, 2024, the combined embedded derivative liability was remeasured to $4,992,000 and $3,041,000, respectively, resulting in non-cash expense for the three months ended October 31, 2024 of $1,951,000 recorded in "Other expenses (income) - Change in fair value of warrants and derivatives" on the Condensed Consolidated Statements of Operations.

In connection with entering the Credit Facility, we paid fees of $15,035,000, including: (i) $9,979,000 of deferred financing fees (of which $6,626,000 and $3,353,000 was attributable to the Term Loan and Revolving Loan, respectively); and (ii) $5,056,000 of closing fees (representing approximately 3.0% of the Term Loan commitment plus certain other reimbursable expenses paid directly to the Term Loan lenders and accounted for as a discount against the Term Loan proceeds). Additionally, a $2,430,000 Term Loan exit fee, which was earned on the closing date and is payable directly to the Term Loan lenders at maturity or earlier was accounted for as a discount against the Term Loan proceeds. In connection with amending the Credit Facility on October 17, 2024, the borrowing capacity of the Revolver Loan was limited by the consent right of the revolving lender and Agent, thus a pro-rata amount of deferred financing fees totaling $1,412,000 were immediately expensed during three months ended October 31, 2024. Also, a $3,250,000 amendment fee was paid in kind and added to the outstanding Term Loan amount and accounted for as a discount against the Term Loan during the three months ended October 31, 2024.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of October 31, 2024, total net deferred financing costs related to the Credit Facility were $8,117,000. Deferred financing fees and discounts attributable to the Term Loan are amortized as interest expense over the life of the debt through the Senior Credit Facility Maturity Date and are presented as a deduction to the borrowings outstanding under the Term Loan. Deferred financing fees attributable to the Revolving Loan are capitalized on the Condensed Consolidated Balance Sheets and amortized as interest expense over the life of the debt.

The amount outstanding under our Credit Facility was as follows:

	October 31, 2024	July 31, 2024
Term Loan	$166,995,000	$161,663,000
Less unamortized deferred financing costs related to Term Loan	6,181,000	6,425,000
Less unamortized discount related to Term Loan	15,926,000	13,202,000
Term Loan, net	144,888,000	142,036,000
Revolving Loan	32,500,000	32,500,000
Embedded derivative related to Credit Facility	4,992,000	3,041,000
Amount outstanding under Credit Facility, net	$182,380,000	177,577,000
Less current portion of credit facility, net	182,380,000	4,050,000
Non-current portion of credit facility, net	$—	$173,527,000

During the three months ended October 31, 2024, we reclassified the combined embedded derivative liability balance as of July 31, 2024 from "Other liabilities" on the Condensed Consolidated Balance Sheets to conform to the current period presentation. During the three months ended October 31, 2024, we had outstanding balances under our Credit Facility ranging from $194,163,000 to $199,495,000.

Interest expense related to our Credit Facility, including amortization of deferred financing costs recorded during the three months ended October 31, 2024, was $9,252,000. Interest expense related to our prior credit facility, including amortization of deferred financing costs recorded during the three months ended October 31, 2023, was $4,910,000. Our blended interest rate approximated 19.0% and 10.5%, respectively, for the three months ended October 31, 2024 and 2023.

Availability under the Revolving Loan is subject to eligibility criteria set forth in the Credit Facility, and equal to a borrowing base in an amount equal to, from time to time: (a) 85% of the net book value of billed and invoiced accounts receivables of the Borrowing Base Parties; plus (b) 85% of the net book value of accounts receivables that the Borrowing Base Parties have the right to bill but have not yet billed up to the lesser of (i) 12.5% of the amount calculated pursuant to the sum of clauses (a) and (b) and (ii) $15.0 million of such accounts; plus (c) 60% of the net book value of all inventory of the Borrowing Base Parties, less (d) customary reserves. As of October 31, 2024 and July 31, 2024, our eligible Borrowing Base collateral, as defined under the Revolving Loan, was $122,999,000 and $114,661,000, respectively.

Under the Credit Facility, the interest rate margins that are applicable to the Revolving Loan increased by 1.00% at each level. Accordingly, the Credit Facility, as amended, provides that Revolving Loans comprised of (i) Base Rate Loans shall bear interest at the Base Rate plus an additional margin ranging from 4.75% to 5.25%; and (ii) SOFR Loans shall bear interest at the Term SOFR rate plus an additional margin ranging from 5.75% to 6.25%, each depending on the average quarterly revolving loan usage during the applicable determination period. The Credit Facility, as amended, provides that the interest rate margins on the Term Loans are 12.00% per annum for Base Rate Loans and 13.00% per annum for SOFR Loans until the first business day of the month following January 31, 2025, when the Company has delivered financial statements demonstrating compliance with the financial covenants under the Credit Facility. If demonstrated, the interest rate margins revert to the margins provided under the Credit Facility prior to the amendment with respect to Term Loans, specifically, (i) Base Rate Loans shall bear interest at the Base Rate plus an additional margin ranging from 7.50% to 9.00%; and (ii) SOFR Loans shall bear interest at the Term SOFR rate plus an additional margin ranging from 8.50% to 10.00%, each depending on our Net Leverage Ratio during the applicable determination period. The Credit Facility provides for an unused line fee of 0.50% per annum on the average unused Revolving Loan commitment, with no fee payable on the $27,500,000 commitment subject to the consent right of the revolving lender and Agent.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Term Loan is subject to 2.50% amortization per annum. The first Term Loan repayment of $675,000 was paid on July 31, 2024. Under the amended Credit Facility, the next Term Loan repayment in the amount of $4,050,000 is due July 31, 2025 with quarterly Term Loan repayments of $1,012,500 payable on the last business day of each fiscal quarter thereafter, with the remaining Term Loan balance due on the Senior Credit Facility Maturity Date.

The Credit Facility contains: (a) customary representations, warranties and affirmative covenants; (b) customary conditions to drawing the Revolver; (c) customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, including the disposition of assets by any Loan Party to any Subsidiary that is not a Subsidiary Loan Party, (vi) restricted payments, including stockholder dividends, (vii) distributions, including the repayment of subordinated intercompany and third party indebtedness, and (viii) certain other restrictive agreements; (d) certain financial covenants (see below); (e) customary optional and mandatory prepayment events; and (f) customary events of default (subject to grace periods, as appropriate), such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe the negative covenants and other covenants related to the operation of our business. In addition, under certain circumstances, we may be required to enter into amendments to the Credit Facility in connection with any further syndication of the Credit Facility.

Under the Credit Facility, we are required to comply with certain financial covenants, including: a maximum Net Leverage Ratio of 3.25x, commencing with the fiscal quarter ending January 31, 2025; a minimum Fixed Charge Coverage Ratio of 1.20x, commencing with the four fiscal quarter period ending January 31, 2025; a minimum Average Liquidity requirement at each fiscal quarter end of $20,000,000; and a minimum EBITDA of $35,000,000 for the four fiscal quarter period ending October 31, 2025. Over the next twelve months beyond the issuance date, commencing with our fiscal quarter ending January 31, 2025, we believe that we will not be able to comply with one or more of these covenants. As a result, all amounts outstanding under our Credit Facility have been presented as "Current portion of credit facility, net" on our Condensed Consolidated Balance Sheets as of October 31, 2024.

Capitalized terms used but not defined herein have the meanings set forth for such terms in the Credit Facility, which have been or will be documented and filed with the SEC.

(11)     Subordinated Credit Facility
On October 17, 2024 (the "closing date"), we entered into a subordinated credit agreement with the existing holders of our convertible preferred stock and U.S. Bank Trust Company, National Association, as agent (the “Subordinated Credit Agreement”) which provided a subordinated unsecured term loan facility in the aggregate principal amount of $25,000,000 (the “Subordinated Credit Facility”). The proceeds of the Subordinated Credit Facility: (i) cured our default on certain financial covenants under the Credit Facility with respect to the fourth quarter of fiscal 2024; (ii) provided us with additional liquidity; and (iii) funded our general working capital needs.

The obligations under the Subordinated Credit Facility mature 90 days after the Senior Credit Facility Maturity Date, as discussed in Note (10) – Credit Facility. The Subordinated Credit Facility is subject to a Make-Whole Amount with respect to certain repayments or prepayments. The Make-Whole Amount is an amount equal to: (i) from the closing date through (but not including) the date that is nine months thereafter, the principal repayment amount multiplied by 33.0%; (ii) from the date that is nine months after the closing date through (but not including) the date that is the second anniversary of the closing date, the principal repayment amount multiplied by 50.0%; (iii) from the second anniversary of the closing date and thereafter, the principal repayment amount multiplied by 75.0% plus, in the case of clause (iii), interest accrued on the principal amount outstanding at the Make-Whole Interest Rate (as defined below) starting on the second anniversary of the closing date and calculated as of any such date of determination. The Make-Whole Interest Rate is a rate equal to 16.0% per annum, which is increased by 2.0% per annum upon the occurrence and during the continuation of an event of default under the Subordinated Credit Facility.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We identified an embedded derivative related to redemption features that requires bifurcation from the Subordinated Credit Facility under ASC 815. We established an initial embedded derivative liability of $3,318,000, which was allocated as a discount against the Subordinated Credit Facility proceeds. The embedded derivative liability is presented with the "Current portion of subordinated credit facility, net" on the Condensed Consolidated Balance Sheets and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs. Changes in the estimated fair value of the embedded derivative liability are recognized in our Condensed Consolidated Statements of Operations as a non-cash expense or benefit. As of October 31, 2024, the embedded derivative liability was remeasured to $3,566,000, resulting in non-cash expense of $248,000 for the three months ended October 31, 2024, recorded in "Other expenses (income) - Change in fair value of warrants and derivatives" on the Condensed Consolidated Statements of Operations.

In connection with entering the Subordinated Credit Facility, we paid financing fees of $1,761,000, which were accounted for as deferred financing costs. Deferred financing costs, discounts and the Make-Whole Amount are amortized as interest expense through the Subordinated Credit Facility maturity date, and are presented as adjustments to the borrowings outstanding under such debt. Interest expense related to our Subordinated Credit Facility for the three months ended October 31, 2024 was $248,000.

The following table presents a reconciliation of the amount understanding under the Subordinated Credit Facility to its net carrying value:

October 31, 2024
Subordinated Credit Facility	$25,000,000
Less: Unamortized deferred financing costs	1,740,000
Less: Unamortized discount	3,284,000
Accretion of Make-Whole Amount	193,000
Subordinated Credit Facility, net - subtotal	20,169,000
Plus: Embedded derivative related to redemption features	3,566,000
Amount outstanding under the Subordinated Credit Facility	23,735,000
Less: Current portion of Subordinated Credit Facility, net	(23,735,000)
Non-current portion of Subordinated Credit Facility, net	$—

The obligations under the Subordinated Credit Facility are guaranteed by the same guarantors under the Credit Facility. The Subordinated Credit Facility contains customary representations, warranties and affirmative covenants, in each case substantially consistent with the representations and warranties and affirmative covenants under the amended Credit Agreement. The Subordinated Credit Facility contains customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stockholder dividends, (vii) customary optional and mandatory prepayment events and (viii) certain other restrictive agreements.

The outstanding Subordinated Credit Facility will not be considered debt for purposes of our financial covenant testing under the Credit Facility. However, the Subordinated Credit Facility includes a cross-default provision, whereby a default under the Credit Facility constitutes a default under the Subordinated Credit Facility. Accordingly, consistent with the presentation of our Credit Facility as a current liability, the amount of debt outstanding under the Subordinated Credit Facility has also been presented as a current liability on our Condensed Consolidated Balance Sheet as of October 31, 2024.

Capitalized terms used but not defined herein have the meanings set forth for such terms in the Subordinated Credit Facility, which has been documented and filed with the SEC.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(12)     Leases
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

Certain of our facility lease agreements (which are classified as operating leases) contain rent holidays or rent escalation clauses. For rent holidays and rent escalation clauses during the lease term, we record rental expense on a straight-line basis over the term of the lease. As of October 31, 2024, none of our leases contained a residual value guarantee and covenants included in our lease agreements are customary for the types of facilities and equipment being leased.

The components of lease expense are as follows:

	Three months ended October 31,
	2024	2023
Operating lease expense	1,914,000	2,258,000
Short-term lease expense	32,000	108,000
Variable lease expense	1,177,000	1,029,000
Sublease income	(17,000)	(17,000)
Total lease expense	$3,106,000	3,378,000

Additional information related to leases is as follows:

	Three months ended October 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases - Operating cash outflows	$2,130,000	$2,319,000
ROU assets obtained in the exchange for lease liabilities (non-cash):
Operating leases	$—	$20,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table is a reconciliation of future cash flows relating to operating lease liabilities presented on our Condensed Consolidated Balance Sheet as of October 31, 2024:

Remainder of fiscal 2025	$6,149,000
Fiscal 2026	6,868,000
Fiscal 2027	4,766,000
Fiscal 2028	4,028,000
Fiscal 2029	3,376,000
Thereafter	16,435,000
Total future undiscounted cash flows	41,622,000
Less: Present value discount	5,251,000
Lease liabilities	$36,371,000

Weighted-average remaining lease terms (in years)	7.76
Weighted-average discount rate	3.45%

As of October 31, 2024, we do not have any material rental commitments that have not already commenced.

As of October 31, 2024, our Satellite and Space Communications segment leased two facilities in Hampshire (Basingstoke), United Kingdom, where we previously manufactured high precision full motion fixed and mobile X/Y satellite tracking antennas. In connection with the CGC Divestiture discussed in Note (2) – Business Divestitures, we are addressing with each landlord our exit and termination of such facility leases. As these efforts are ongoing, further adjustments to the right of use assets and/or lease liabilities for such facilities may be required in the future.

(13)     Income Taxes

Our effective tax rate for the three months ended October 31, 2024 was (1.5)%, which includes a net discrete tax benefit of $108,000 primarily related to proxy solicitation and CEO transition costs.

Our effective tax rate for the three months ended October 31, 2023 was 48.3%, which includes a net discrete tax expense of $2,049,000 primarily related to our decision to sell our Power Systems Technology product line (the "PST Divestiture") in a taxable transaction and settlement of stock-based awards.

Excluding discrete items, our effective tax rate for the three months ended October 31, 2024 and 2023 was (3.8)% and 122.0%, respectively. For purposes of determining our estimated annual effective tax rate for fiscal 2025, the impairment of long-lived assets, including goodwill, the change in fair value of warrants and derivatives, proxy solicitation costs and CEO transition costs are considered significant, unusual or infrequently occurring discrete tax items and are excluded from the computation of our effective tax rate.The change in rate from 122.0% to (3.8)% is primarily due to changes in expected product and geographic mix and not providing for tax benefits on U.S. deferred tax assets.

At October 31, 2024 and July 31, 2024, total unrecognized tax benefits were $8,681,000 and $8,605,000, respectively, including interest of $264,000 and $224,000, respectively. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our condensed consolidated financial statements. We believe it is reasonably possible that the gross unrecognized tax benefits could decrease by as much as $512,000 in the next twelve months due to the expiration of a statute of limitations related to federal, state and foreign tax positions.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(14)     Stock-Based Compensation

Overview

In December 2023, our stockholders approved the Comtech Telecommunications Corp. 2023 Equity and Incentive Plan (the “2023 Plan”), which replaced the Amended and Restated 2000 Stock Incentive Plan. Under the 2023 Plan, the number of shares of common stock available for all awards, other than substitute awards granted in connection with a corporate transaction, is 1,669,683 shares of common stock plus certain expired or cancelled awards recycled back into the 2023 Plan. Also, on November 25, 2024, our Board of Directors approved an amendment to the 2023 Plan to increase the number of available shares of common stock authorized for issuance under the 2023 Plan by 2,195,000 shares. Stockholders will be asked to approve the amendment to the 2023 Plan at the 2024 Annual Meeting on January 13, 2025.

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

As of October 31, 2024, the aggregate number of shares of common stock which may be issued may not exceed 13,562,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and employee purchases under the ESPP with the issuance of new shares of our common stock.

As of October 31, 2024, we had granted stock-based awards representing the right to purchase and/or acquire an aggregate of 12,494,430 shares (net of 6,808,256 expired and canceled awards), of which an aggregate of 9,731,277 have been exercised or settled.

As of October 31, 2024, the following stock-based awards, by award type, were outstanding:

October 31, 2024
Stock options	141,190
Performance shares	876,199
RSUs, restricted stock, share units and other stock-based awards	1,745,764
Total	2,763,153

Our ESPP provides for the issuance of up to 1,300,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value on the first or last day of each calendar quarter, whichever is lower. Through October 31, 2024, we have cumulatively issued 1,065,585 shares of our common stock to participating employees in connection with our ESPP.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended October 31,
	2024	2023
Cost of sales	$104,000	282,000
Selling, general and administrative expenses	(14,000)	2,176,000
Research and development expenses	65,000	187,000
Stock-based compensation expense before income tax benefit	155,000	2,645,000
Estimated income tax benefit	(20,000)	(584,000)
Net stock-based compensation expense	$135,000	2,061,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At October 31, 2024, unrecognized stock-based compensation of $9,923,000, net of estimated forfeitures of $708,000, is expected to be recognized over a weighted average period of 2.1 years. Total stock-based compensation capitalized and included in ending inventory at both October 31, 2024 and July 31, 2024 was $198,000. There are no liability-classified stock-based awards outstanding as of October 31, 2024 or July 31, 2024.

Stock-based compensation expense, by award type, is summarized as follows:

	Three months ended October 31,
	2024	2023
Stock options	$17,000	19,000
Performance shares	(397,000)	357,000
RSUs, restricted stock and share units	521,000	2,244,000
ESPP	14,000	25,000
Stock-based compensation expense before income tax benefit	155,000	2,645,000
Estimated income tax benefit	(20,000)	(584,000)
Net stock-based compensation expense	$135,000	2,061,000

During the three months ended October 31, 2024, we reversed a portion of our stock-based compensation expense related to performance shares due to lower-than-estimated achievement of fiscal 2022 performance share goals. Stock-based compensation expense for the more recent period also reflects the forfeiture of awards related to our former Chief Operating Officer, whose employment was terminated during our first quarter of fiscal 2025. With respect to stock-based compensation expense reported in the prior year period, we had determined to settle fiscal 2024 non-equity annual incentive awards accrued during such period with stock-based awards in lieu of cash. Also, contributing to the higher stock-based compensation expense in the prior year period was our annual grant of stock-based awards to non-executive employees. Due to the number of shares available for grant under the 2023 Plan, such grants of stock-based awards did not occur in our first quarter of fiscal 2025.

ESPP stock-based compensation expense includes the 15% discount offered to participants in the ESPP.

The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability on our Condensed Consolidated Balance Sheets as of October 31, 2024 and July 31, 2024. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options

The following table summarizes the Plan's activity:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2024	141,190	$20.61
Outstanding at October 31, 2024	141,190	$20.61	4.26	$—

Exercisable at October 31, 2024	129,840	$20.84	4.14	$—

Vested and expected to vest at October 31, 2024	140,315	$20.62	4.25	$—

Stock options outstanding as of October 31, 2024 have exercise prices ranging from $17.88 - $28.35, representing the fair market value of our common stock on the date of grant, a contractual term of ten years and a vesting period of five years.

Performance Shares, RSUs, Restricted Stock, Share Units and Other Stock-based Awards

The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock, share units and other stock-based awards:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2024	1,800,288	$10.61
Granted	1,154,859	5.04
Settled	(204,292)	11.26
Canceled/Forfeited	(128,892)	10.61
Outstanding at October 31, 2024	2,621,963	$8.11	$9,754,000

Vested at October 31, 2024	628,254	$12.63	$2,337,000

Vested and expected to vest at October 31, 2024	2,509,221	$8.02	$9,334,000

During the three months ended October 31, 2024, our Board of Directors authorized the issuance of stock-based awards with a total unrecognized compensation expense, net of estimated forfeitures, of approximately $6,700,000. Through the issuance date, approximately $2,000,000 of such authorization remains subject to grant pending approval by our stockholders of an amendment to our 2023 Plan to increase the number of available shares of common stock authorized for issuance by 2,195,000 shares.

The total intrinsic value relating to fully-vested awards settled during the three months ended October 31, 2024 and 2023 was $636,000 and $2,656,000, respectively.

The performance shares granted to employees principally vest over a three-year performance period, if pre-established performance goals are attained, or as specified pursuant to the Plan and related agreements. As of October 31, 2024, the number of outstanding performance shares included in the above table, and the related compensation expense generally assume achievement of the pre-established goals at a target level, except for two of our former CEOs whose achievement was based on maximum performance pursuant to their then pre-existing change-in-control agreements.

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

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of settlement of the underlying award. During the three months ended October 31, 2024 and 2023, we reversed $27,000 and $23,000, respectively, of previously accrued dividend equivalents due to forfeitures and paid out $39,000 and $114,000, respectively. Accrued dividend equivalents were recorded as a reduction to retained earnings. As of October 31, 2024 and July 31, 2024, accrued dividend equivalents were $250,000 and $316,000, respectively.

With respect to the actual settlement of stock-based awards for income tax reporting, during the three months ended October 31, 2024 and 2023, we recorded an income tax benefit of $25,000 and $444,000, respectively.

(15)     Segment Information

Reportable operating segments are determined based on Comtech’s management approach. The management approach, as defined by FASB ASC 280 "Segment Reporting" is based on the way that the CODM organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. As of the issuance date, our CODM, for purposes of FASB ASC 280, is our Chairman, President and Chief Executive Officer, Kenneth H. Traub.

Satellite and Space Communications is organized into four technology areas: satellite modem and amplifier technologies, troposcatter technologies, government services and space components. This segment offers customers: satellite ground infrastructure technologies, services and system integration that facilitate the transmission of voice, video and data over GEO, MEO and LEO satellite constellations, including traveling wave tube power amplifiers, modems, VSAT platforms and frequency converters; over-the-horizon microwave solutions that can transmit digitized voice, video, and data over distances up to 200 miles using the troposphere and diffraction; professional engineering, training and field support services, including cybersecurity, for multiple U.S. government agencies; and procurement and supply chain management of high reliability Electrical, Electronic and Electromechanical ("EEE") parts for satellite, launch vehicle and manned space applications.

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

Our CODM primarily uses a metric that we refer to as Adjusted EBITDA to measure an operating segment’s performance and to make decisions about resources to be allocated. Our Adjusted EBITDA metric for the Satellite and Space Communications and Terrestrial and Wireless Networks segments do not consider allocation of any indirect expenses that are unrelated to the segment's operations, or any of the following: interest, income taxes, depreciation, amortization of intangibles, impairment of long-lived assets, including goodwill, amortization of cost to fulfill assets, amortization of stock-based compensation, CEO transition costs, change in fair value of warrants and derivatives, proxy solicitation costs, restructuring costs, strategic emerging technology costs (for next-generation satellite technology) and write-off of deferred financing costs, and in the recent past, acquisition plan expenses, change in fair value of the convertible preferred stock purchase option liability, COVID-19 related costs, facility exit costs, strategic alternatives expenses and other and loss on business divestiture. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Any amounts shown in the Adjusted EBITDA calculation for our Satellite and Space Communications and Terrestrial and Wireless Networks segments are directly attributable to those segments. Our Adjusted EBITDA is also used by our management in assessing the Company's operating results. Although closely aligned, the Company's definition of Adjusted EBITDA is different than EBITDA (as such term is defined in our Credit Facility) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and, therefore, may not be comparable to similarly titled measures used by other companies.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Operating segment information, along with a reconciliation of segment net income (loss) and consolidated net loss to Adjusted EBITDA is presented in the tables below:

	Three months ended October 31, 2024
	Satellite and Space Communications	Terrestrial and Wireless Networks	Unallocated	Total
Net sales	$58,933,000	56,867,000	—	$115,800,000
Operating income (loss)	$(118,807,000)	5,315,000	(15,678,000)	$(129,170,000)

Net income (loss)	$(119,391,000)	5,342,000	(34,358,000)	$(148,407,000)
(Benefit from ) provision for income taxes	(55,000)	(9,000)	2,198,000	2,134,000
Interest expense	11,000	—	9,521,000	9,532,000
Interest (income) and other	628,000	(18,000)	25,000	635,000
Write-off of deferred financing costs	—	—	1,412,000	1,412,000
Change in fair value of warrants and derivatives	—	—	5,524,000	5,524,000
Amortization of stock-based compensation	—	—	155,000	155,000
Amortization of intangibles	2,976,000	3,617,000	—	6,593,000
Depreciation	847,000	1,962,000	86,000	2,895,000
Impairment of long-lived assets, including goodwill	79,555,000	—	—	79,555,000
Amortization of cost to fulfill assets	261,000	—	—	261,000
Proxy solicitation costs	—	—	1,583,000	1,583,000
CEO transition costs	—	—	598,000	598,000
Restructuring costs	13,740,000	90,000	4,023,000	17,853,000
Strategic emerging technology costs	280,000	—	—	280,000
Adjusted EBITDA	$(21,148,000)	$10,984,000	$(9,233,000)	$(19,397,000)

Purchases of property, plant and equipment	$50,000	2,108,000	257,000	$2,415,000
Total assets at October 31, 2024	$300,262,000	458,443,000	34,498,000	$793,203,000

	Three months ended October 31, 2023
	Satellite and Space Communications	Terrestrial and Wireless Networks	Unallocated	Total
Net sales	$102,388,000	49,523,000	—	$151,911,000
Operating income (loss)	$10,105,000	4,040,000	(12,059,000)	$2,086,000

Net income (loss)	$9,303,000	4,145,000	(14,885,000)	$(1,437,000)
Provision for (benefit from) income taxes	227,000	(300,000)	(1,271,000)	(1,344,000)
Interest expense	872,000	—	4,060,000	4,932,000
Interest (income) and other	(297,000)	195,000	37,000	(65,000)
Amortization of stock-based compensation	—	—	2,645,000	2,645,000
Amortization of intangibles	1,672,000	3,617,000	—	5,289,000
Depreciation	954,000	1,973,000	95,000	3,022,000
Amortization of cost to fulfill assets	240,000	—	—	240,000
Restructuring costs	790,000	7,000	2,919,000	3,716,000
Strategic emerging technology costs	1,370,000	—	—	1,370,000
Adjusted EBITDA	$15,131,000	9,637,000	(6,400,000)	$18,368,000

Purchases of property, plant and equipment	$903,000	1,736,000	577,000	$3,216,000
Total assets at October 31, 2023	$527,343,000	460,088,000	25,112,000	$1,012,543,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unallocated expenses result from corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs and also includes all of our amortization of stock-based compensation. See Note (1) - General for information related to CEO transition and proxy solicitation related costs. During the three months ended October 31, 2024, our Unallocated segment also incurred $4,023,000 of restructuring costs focused on: (i) legal and advisory fees associated with our previously announced transformation strategy to explore strategic alternatives and operational initiatives to align our cost structure with our future anticipated business, and (ii) legal and advisory fees related to our Credit Facility and to improve liquidity. During the three months ended October 31, 2023, our Unallocated segment incurred $2,919,000 of restructuring costs focused on streamlining our operations and legal and other related expenses for the PST Divestiture.

During the three months ended October 31, 2024, our Satellite and Space Communications segment recorded a $79,555,000 non-cash goodwill impairment charge (see Note (16) - Long-lived Assets, including Goodwill for additional information). During the three months ended October 31, 2024, our Satellite and Space Communications segment also recorded $13,740,000 of restructuring costs, which included: (i) $11,369,000 of non-cash inventory write downs included in Cost of Sales in our Condensed Consolidated Statements of Operations (see Note (8) - Inventories for additional information); and (ii) $2,371,000 of costs included in Selling, General and Administrative expenses in our Condensed Consolidated Statements of Operations related to our transformation strategy (principally, the CGC Divestiture). During the three months ended October 31, 2023, our Satellite and Space Communications segment recorded $790,000 of restructuring costs to streamline our operations and improve efficiency, including costs related to the relocation of certain of our satellite ground infrastructure production facilities to our 146,000 square foot facility in Chandler, Arizona. In addition, during the three months ended October 31, 2024, we incurred $280,000 of strategic emerging technology costs for next-generation satellite technology. Similar strategic emerging technology costs of $1,370,000 were incurred during the three months ended October 31, 2023.

During the three months ended October 31, 2024 and 2023, our Terrestrial and Wireless Networks segment recorded $90,000 and $7,000, respectively, of restructuring costs primarily incurred to streamline our operations and improve efficiency.

Interest expense in the tables above primarily relates to our credit facilities, and includes the amortization of deferred financing costs. See Note (10) - Credit Facility and Note (11) - Subordinated Credit Facility for further discussion.

Intersegment sales for the three months ended October 31, 2024 and 2023 between the Satellite and Space Communications segment and the Terrestrial and Wireless Networks segment were nominal. All intersegment sales are eliminated in consolidation and are excluded from the tables above.

Unallocated assets at October 31, 2024 consist principally of cash and cash equivalents, corporate property, plant and equipment, operating lease right of use assets and deferred financing costs. The large majority of our long-lived assets are located in the U.S.

(16)     Long-lived Assets, including Goodwill

The following table represents goodwill by reportable operating segment as of October 31, 2024 and July 31, 2024.

	Satellite and Space Communications	Terrestrial and Wireless Networks	Total
Balance as of July 31, 2024	$110,090,000	174,090,000	$284,180,000
Goodwill impairment	(79,555,000)	—	(79,555,000)
Balance as of October 31, 2024	$30,535,000	174,090,000	$204,625,000

At October 31, 2024 and July 31, 2024, accumulated goodwill impairment losses related to our Satellite and Space Communications segment totaled $128,480,000 and $48,925,000, respectively. There are no accumulated impairments for our Terrestrial and Wireless Network segment.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In accordance with FASB ASC 350, we perform a goodwill impairment analysis at least annually (on the first day of the first quarter of each fiscal year, or August 1st), unless indicators of impairment exist in interim periods. If we fail the quantitative assessment of goodwill impairment ("quantitative assessment"), we would be required to recognize an impairment loss equal to the amount that a reporting unit's carrying value exceeded its fair value; however, any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

During the fourth quarter of fiscal year 2024, our lower-than-expected financial performance in our Satellite and Space Communications segment, default on certain credit facility covenants and the sustained decrease in stock price since August 1, 2023 were considered triggering events which required a quantitative impairment test as of July 31, 2024. We performed a quantitative assessment using market participant assumptions to determine if the fair value of each of our reporting units with goodwill exceeded its carrying value. In making this assessment, we considered, among other things: expectations of projected net sales and cash flows, assumptions impacting the weighted average cost of capital, trends in trading multiples of comparable companies, changes in our stock price and changes in the carrying values of our reporting units with goodwill. We also considered overall business conditions. Ultimately, based on our quantitative evaluations, we determined that the carrying value of our Satellite and Space Communications reporting unit exceeded its fair value and recognized a goodwill impairment loss of $48,925,000 in fiscal 2024. We also determined that our Terrestrial and Wireless Networks reporting unit had an estimated fair value in excess of its carrying value of at least 24.7% and concluded that our goodwill for this reporting unit was not impaired.

Given our Satellite and Space Communications segment's financial performance in the first quarter of fiscal 2025, and considering triggering events within this segment through the issuance date, we determined that we were required to perform another quantitative impairment test on an interim basis as of October 31, 2024. Following the same approach as outlined above, ultimately, based on our quantitative evaluations, we determined that the carrying value of our Satellite and Space Communications reporting unit exceeded its fair value and recognized a goodwill impairment loss of $79,555,000 during the three months ended October 31, 2024.

In performing the quantitative assessments, we estimated the fair value of each of our reporting units using a combination of the income and market approaches. The income approach, also known as the discounted cash flow ("DCF") method, utilizes the present value of cash flows to estimate fair value. The future cash flows for our reporting units were projected based on our estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). For purposes of conducting our impairment analysis, we assumed revenue growth rates and cash flow projections that are below our actual long-term expectations. The discount rates used in our DCF method were based on a weighted-average cost of capital ("WACC") determined from relevant market comparisons, adjusted upward for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). A terminal value growth rate was applied to the final year of the projected period, which reflects our estimate of stable, perpetual growth. We then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach. Under the market approach, we estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization and factored in a control premium. Finally, we compared our estimates of fair values to our total public market capitalization and assessed implied control premiums based on our common stock price of $3.72 and $3.17 as of the dates of testing (October 31, 2024 and July 31, 2024, respectively).

In tandem with our quantitative impairment test as of July 31, 2024 and decision in July 2024 to exit our operations in Basingstoke, United Kingdom (which became a separate asset group, the “U.K. Asset Group”), we assessed the recoverability of the carrying value of the U.K. Asset Group under the accounting standards for assets held and used as of July 31, 2024 and determined that the undiscounted future cash flows to complete the exit of our Basingstoke operations indicated that the carrying amount of the U.K. Asset Group was not recoverable. As a result, we recorded a $15,600,000 non-cash long-lived asset impairment charge within the Satellite and Space Communications segment in fiscal 2024. We allocated $9,925,000 of this impairment to the carrying value of Intangibles with Finite Lives, net, $2,651,000 to Property, Plant & Equipment, net, $1,873,000 to Other Assets, net and $1,151,000 to Operating Lease Right-of-Use Assets, net. In light of our quantitative interim impairment tests as of October 31, 2024 and July 31, 2024, we assessed the recoverability of the remaining carrying values of long-lived assets within the Satellite and Space Communications segment. The undiscounted future cash flows of the asset group indicated that the carrying amount of the asset group was recoverable.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
It is possible that, during the remainder of fiscal 2025 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, or our common stock price could fluctuate. A sustained significant decline in our actual operating performance, as compared to our forecast, and/or a continued sustained decline in our common stock price, may require us to perform another interim quantitative impairment test during fiscal 2025, which may result in an impairment of our long-lived assets (including goodwill) assigned to one or both of our reporting units.

In any event, we are required to perform our next annual goodwill impairment analysis on August 1, 2025 (the start of our fiscal 2026). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change, we may be required to record impairment charges when we perform these tests, or in other future periods. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

(17)     Intangible Assets

Intangible assets with finite lives are as follows:

	October 31, 2024
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$294,258,000	138,168,000	$156,090,000
Technologies	13.6	106,149,000	82,516,000	23,633,000
Trademarks and other	16.9	31,826,000	23,314,000	8,512,000
Total		$432,233,000	243,998,000	$188,235,000

	July 31, 2024
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$302,058,000	141,601,000	$160,457,000
Technologies	14.8	113,149,000	87,809,000	25,340,000
Trademarks and other	16.7	32,926,000	23,895,000	9,031,000
Total		$448,133,000	253,305,000	$194,828,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the three months ended October 31, 2024 and 2023 was $6,593,000 and $5,289,000, respectively. Amortization expense for the three months ended October 31, 2024 includes $1,343,000 of accelerated amortization due to the impact of the CGC Divestiture. During the most recent fiscal quarter, we also wrote-off $15,900,000 of fully amortized intangible assets related to the CGC Divestiture.

The estimated amortization expense consists of the following for the fiscal years ending July 31:

2025	$21,722,000
2026	19,128,000
2027	17,774,000
2028	17,774,000
2029	16,353,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We review net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. Based on our assessment in the fourth quarter of fiscal 2024, we recognized an impairment loss of $9,925,000 in fiscal 2024 within our Satellite and Space Communications segment. See Note (16) - Long-Lived Assets, Including Goodwill for more information. We believe that the carrying values of our remaining net intangible assets were recoverable as of October 31, 2024. However, if business conditions deteriorate, we may be required to record impairment losses, and/or increase the amortization of intangibles in the future. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

(18)     Convertible Preferred Stock

Fiscal 2024 and Prior Activity
On October 18, 2021, we entered into a Subscription Agreement (the “Subscription Agreement”) with certain affiliates and related funds of White Hat Capital Partners LP and Magnetar Capital LLC (collectively, the “Investors”). On October 19, 2021, pursuant to the terms of the Subscription Agreement, the Investors purchased an aggregate of 100,000 shares of Series A Convertible Preferred Stock, with a par value of $0.10 per share, for an aggregate purchase price of $100,000,000. White Hat Capital Partners LP is affiliated with Mark Quinlan, who serves as a member of our Board of Directors.

On December 13, 2023, we and the Investors agreed to change certain terms of the Series A Convertible Preferred Stock, effected through an Exchange Agreement, pursuant to which the Investors exchanged (the “Series A Exchange”) all 100,000 shares of Series A Convertible Preferred Stock outstanding for 100,000 shares of our newly issued Series A-1 Convertible Preferred Stock, par value $0.10 per share (the “Series A-1 Convertible Preferred Stock”), with an initial liquidation preference of $1,134.20 per share. As a result of the Series A Exchange, no shares of Series A Convertible Preferred Stock remain outstanding.

On January 22, 2024, we entered into a Subscription and Exchange Agreement with the Investors, relating to: (i) the issuance and sale of 45,000 shares of Series B Convertible Preferred Stock, par value $0.10 per share (the “Series B Convertible Preferred Stock”), for an aggregate purchase price of $45,000,000, or $1,000 per share (the “Primary Issuance”), (ii) the exchange of 100,000 shares of our Series A-1 Convertible Preferred Stock for 115,721.22 shares of Series B Convertible Preferred Stock (the “Series B Exchange”) and (iii) the issuance to the Investors of 5,400 shares of Series B Convertible Preferred Stock in lieu of cash for certain expense reimbursements (the “Series B Reimbursement” and, together with the Primary Issuance and the Series B Exchange, the “Series B Issuance”). As a result of the Series B Exchange, no shares of Series A-1 Convertible Preferred Stock remain outstanding. We received $43,200,000 of cash proceeds from the Primary Issuance, net of $1,800,000 for certain expense reimbursements.

On June 17, 2024, in connection with entering into the Credit Facility discussed in Note (10) - Credit Facility, we and the Investors agreed to change certain terms of the Series B Convertible Preferred Stock. The changes altered the preferred holders’ existing consent rights and existing put rights alongside payments upon a change of control following specified asset sales, in each case consistent with the Credit Facility. To effect these changes, we and the Investors entered into a Subscription and Exchange Agreement, pursuant to which the Investors: (i) exchanged, in a transaction exempt from registration under the Securities Act of 1933, all of the 166,121.22 shares of Series B Convertible Preferred Stock outstanding for 166,121.22 shares of our newly issued Series B-1 Convertible Preferred Stock, par value $0.10 per share (the “Series B-1 Exchange”), with an initial liquidation preference of $1,036.58 per share, and (ii) received 5,705.83 additional shares of Series B-1 Convertible Preferred Stock as a consent fee (the "Series B-1 Fee"). As a result of the Series B-1 Exchange, no shares of Series B Convertible Preferred Stock remain outstanding. We did not receive any cash proceeds from the Series B-1 Exchange.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fiscal 2025 Activity
On October 17, 2024, in connection with amending the Credit Facility discussed in Note (10) - Credit Facility, we and the Investors agreed to change certain terms of the Series B-1 Convertible Preferred Stock. The changes: altered the date on which preferred holders can opt to have us repurchase their Series B-2 Convertible Preferred Shares (as defined below) in certain circumstances; provided for increases to the dividend rate in certain circumstances and provided for an option for the preferred holders to elect to receive dividends in cash (to the extent permitted by law); and clarified the preferred holders’ existing consent rights, among other things. To effect the changes described above, we and the Investors entered into a new Subscription and Exchange Agreement (the "Subscription and Exchange Agreement"), pursuant to which the Investors: (i) exchanged all of the 171,827.05 shares of Series B-1 Convertible Preferred Stock outstanding for 171,827.05 shares of our newly issued Series B-2 Convertible Preferred Stock, par value $0.10 per share (the “Series B-2 Exchange”), with an initial liquidation preference of $1,067.87 per share; and (ii) received 3,436.53 additional shares of Series B-2 Convertible Preferred Stock as a consent fee (the "Series B-2 Fee" and, together with the Series B Reimbursement and the Series B-1 Fee, the “Additional Issuances”). As a result of the Series B-2 Exchange, no shares of Series B-1 Convertible Preferred Stock remain outstanding. We did not receive any cash proceeds from the Series B-2 Exchange.

The Series B-2 Convertible Preferred Stock ranks senior to the shares of our common stock, with respect to the payment of dividends and the distribution of assets upon a liquidation, dissolution or winding up of the Company. Each share of Series B-2 Convertible Preferred Stock is entitled to a cumulative dividend (the “Dividend”) at the rate of 9.00% per annum, compounding quarterly, paid-in-kind, or 7.75% per annum, compounding quarterly, paid in cash, at our election (except as described below), or 6.50% per annum, in respect of any shares of Series B-2 Convertible Preferred Stock that remain outstanding following the redemption of at least fifty percent (50%) of the Series B-2 Convertible Preferred Stock pursuant to the exercise of an asset sale or change in control put right or an asset sale call right, as described below. The Dividend rate may also increase following certain events, including certain asset sales that constitute a change in control, as set forth in the certificate of designations governing the Series B-2 Convertible Preferred Stock (the "Series B-2 Certificate of Designations"). For any quarter in which the Dividend is not paid in cash, such Dividend becomes part of the liquidation preference of the Series B-2 Convertible Preferred Stock. In addition, no dividend or other distribution on our common stock will be declared or paid on our common stock unless, at the time of such declaration and payment, an equivalent dividend or distribution is declared and paid on the Series B-2 Convertible Preferred Stock (the “Participating Dividend”), provided that in the case of any such dividend in the form of cash, in lieu of a cash payment, such Participating Dividend will become part of the liquidation preference of the Series B-2 Convertible Preferred Stock. Such Participating Dividend results in the Series B-2 Convertible Preferred Stock meeting the definition of a "participating security" for purposes of our earnings per share calculations. Following the satisfaction of all obligations under the Credit Facility in full and the termination of all of commitments under the Credit Facility (a “CA Satisfaction”), and (i) our failure to fully satisfy an exercised put right (other than a put right exercised in connection with an Asset Sale that constitutes a change in control) or (ii) beginning on or after April 30, 2027 (or later in certain circumstances), holders of the Series B-2 Convertible Preferred Stock will be entitled to elect to have us pay the Dividend in cash (to the extent permitted by law).

The shares of Series B-2 Convertible Preferred Stock are convertible into shares of common stock at the option of the holder thereof at any time. At any time after July 22, 2027, we have the right to mandate conversion of the Series B-2 Convertible Preferred Stock, subject to certain restrictions based on the price of our common stock in the preceding thirty (30) trading days. The conversion price for the Series B-2 Convertible Preferred Stock is $7.99, subject to certain adjustments set forth in the Series B-2 Certificate of Designations.

Holders of the Series B-2 Convertible Preferred Stock are entitled to vote with the holders of our common stock on an as-converted basis, and are entitled to a separate class vote with respect to, among other things, amendments to our organizational documents that have an adverse effect on the Series B-2 Convertible Preferred Stock, authorizations or issuances of securities of the Company (other than the issuance of up to $50,000,000 of shares of common stock), the payment of dividends, related party transactions, repurchases or redemptions of securities of the Company, dispositions of businesses or assets involving consideration having a fair value in excess of $75,000,000 (or $20,000,000 following a CA Satisfaction), the incurrence of certain indebtedness and certain amendments or extensions of our Credit Facility on terms and conditions that, taken as a whole, (A) are materially different from the existing Credit Facility or (B) adversely affect our ability to perform our obligations in connection with an optional repurchase of the Series B-2 Convertible Preferred Stock, in each case, subject to the exceptions and qualifications set forth in the Series B-2 Certificate of Designations.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Holders have the right to require us to repurchase their Series B-2 Convertible Preferred Stock (at 1.0x the liquidation preference, plus accrued and unpaid dividends) on a date occurring either: (a) on or after October 31, 2028, (b) upon the consummation of an asset sale meeting certain criteria, or (c) on or after April 30, 2027 following a CA Satisfaction. We have the right to repurchase all, or less than all, of the Series B-2 Convertible Preferred Stock upon the consummation of an asset sale meeting the same criteria, other than an asset sale that would result in a change-of-control. In addition, each holder will have the right to cause us to repurchase its Series B-2 Convertible Preferred Stock in connection with a Change of Control (as defined in the Series B-2 Certificate of Designations) at 1.5x (or 1.0x in the case of Series B-2 Convertible Preferred Stock issued in the Additional Issuances) the liquidation preference, plus accrued and unpaid dividends. Any repurchase described above would be subject to the terms set forth in the Series B-2 Certificate of Designations.

Upon a repurchase of the Series B-2 Convertible Preferred Stock at 1.0x the liquidation preference, we will issue each respective holder a warrant (a “Warrant”). A Warrant will represent the right to acquire our common stock, as further described in the Subscription and Exchange Agreement, for a term of five years and six months from the issuance of such Warrant, at an initial exercise price equal to the conversion price on the date of issuance of such Warrant, subject to certain adjustments. We determined that our obligation to issue a Warrant met the definition of a freestanding financial instrument that should be accounted for as a liability. The Warrant liability is classified in "Other liabilities" on the Condensed Consolidated Balance Sheets and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs, until the Warrant is exercised or expires. Changes in the estimated fair value of the Warrant are recognized in our Condensed Consolidated Statements of Operations as a non-cash expense or benefit. As of October 31, 2024 and July 31, 2024, the Warrant liability was remeasured to $3,063,000 and $710,000, respectively, resulting in non-cash expense for the three months ended October 31, 2024 of $2,353,000 recorded in "Other expenses (income) - Change in fair value of warrants and derivatives" on the Condensed Consolidated Statements of Operations.

We accounted for the cancellation of our Series B-1 Convertible Preferred Stock as an extinguishment based on a qualitative and quantitative assessment of the terms of the preferred shares exchanged. We recognized a $51,179,000 gain on extinguishment, representing the difference between the carrying value of the Series B-1 Convertible Preferred Stock and the issuance date fair value of the Series B-2 Convertible Preferred Stock. As the Series B-1 Convertible Preferred Stock was classified as temporary equity, the gain on extinguishment was included as an offset in determining net loss attributable to common stockholders and credited to retained earnings as a return from the holders.

We identified several embedded derivatives that require bifurcation from the Series B-2 Convertible Preferred Stock under ASC 815, including the holders' right to: (i) require us to repurchase Series B-2 Convertible Preferred Stock upon the consummation of an asset sale meeting certain criteria, or in connection with a change in control; (ii) convert Series B-2 Convertible Preferred Shares into shares of our common stock; (iii) increase the dividend rate in certain circumstances; and (iv) elect to receive cash dividends in certain circumstances. When evaluating such embedded derivatives, we determined that the Series B-2 Convertible Preferred Stock was more akin to a debt-like host than an equity-like host. We also determined that such features qualify for accounting as one combined embedded derivative liability. We established an initial embedded derivative liability of $38,832,000, which was recorded as a reduction to the initial fair value of the Series B-2 Convertible Preferred Stock and presented with "Other liabilities" on the Condensed Consolidated Balance Sheets. The combined embedded derivative liability is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs. Changes in the estimated fair value of the combined embedded derivative liability are recognized in our Condensed Consolidated Statements of Operations as a non-cash expense or benefit. As of October 31, 2024, the embedded derivative liability was remeasured to $39,114,000, resulting in a non-cash expense for the three months ended October 31, 2024 of $282,000 recorded in "Other expenses (income) - Change in fair value of warrants and derivatives" on the Condensed Consolidated Statements of Operations.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In accordance with ASC 480, Distinguishing Liabilities from Equity, specifically ASC 480-10-S99-3A(2), SEC Staff Announcement: Classification and Measurement of Redeemable Securities, we classified the Series B-2 Convertible Preferred Stock outside of permanent equity, as temporary equity, since the redemption of such shares is at the option of the holder on a fixed date or upon the occurrence of certain events that are not solely within our control. Upon the Series B-2 Exchange, the initial estimated fair value of the Series B-2 Convertible Preferred Stock was $132,310,000. We reduced the initial estimated fair value of the Series B-2 Convertible Preferred Stock to establish the initial combined embedded derivative liability, as discussed above. We also adjusted the carrying value of the Series B-2 Convertible Preferred Stock at October 31, 2024 based on its redemption value of $187,814,000, which includes $655,000 of accumulated and unpaid dividends. During the three months ended October 31, 2024, the adjustments charged against retained earnings and additional paid in capital to increase the carrying values of Convertible Preferred Stock, while outstanding, to their respective redemption values totaled $58,634,000.

The following table presents the allocation of the initial estimated fair value of the Series B-2 Convertible Preferred Stock to its host instrument and combined embedded derivatives on October 17, 2024:

Initial estimated fair value of Series B-2 Convertible Preferred Stock	$132,310,000
Initial estimated fair value and carrying value of combined embedded derivatives	38,832,000
Initial carrying value of Series B-2 Convertible Preferred Stock	$93,478,000

The following table presents a reconciliation of the adjustments to increase the carrying values of the Convertible Preferred Stock to their redemption values while outstanding:

Three months ended October 31, 2024
Redemption value of Series B-2 Convertible Preferred Stock at October 31, 2024	$187,814,000
Less: Carrying value of combined embedded derivatives at October 31, 2024	39,114,000
Carrying value of Series B-2 Convertible Preferred Stock at October 31, 2024	148,700,000
Less: Initial carrying value of Series B-2 Convertible Preferred Stock at October 17, 2024	93,478,000
Adjustment to increase carrying value of Series B-2 Convertible Preferred Stock to its redemption value at October 31, 2024	55,222,000
Adjustment to increase carrying value of Series B-1 Convertible Preferred Stock to its redemption value (while outstanding)	3,412,000
Total adjustments to redemption values charged to Stockholder's Equity	$58,634,000

(19)     Stockholders’ Equity

Shelf Registration
On July 13, 2022, we filed a $200,000,000 shelf registration statement with the SEC for the sale of various types of securities, including debt securities. This shelf registration statement was declared effective by the SEC as of July 25, 2022 and expires on July 25, 2025. To date, we have not issued any securities pursuant to our $200,000,000 shelf registration statement. Because of delinquencies in our Exchange Act reporting, we cannot issue securities under the shelf registration statement without first filing a post-effective amendment to such shelf registration statement with the
SEC.

Common Stock Repurchase Program
On September 29, 2020, our Board of Directors authorized a $100,000,000 stock repurchase program, which replaced our prior program. The $100,000,000 stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases during the three months ended October 31, 2024 and 2023.

Additional Paid in Capital
During the three months ended October 31, 2024, $52,255,000 of the adjustments to the carrying values of outstanding Convertible Preferred Stock to their respective redemption values, while outstanding, was charged to additional paid in capital so as not to exceed the available amount of retained earnings as of October 31, 2024.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(20)    Legal Proceedings and Other Matters

Former CEO Related Matters
On March 12, 2024, the Company terminated Ken Peterman, its President and CEO at the time, for Cause pursuant to the terms of his employment agreement dated September 12, 2022 (the “Employment Agreement”). On November 21, 2024 (as amended on December 31, 2024), Mr. Peterman filed a claim with the American Arbitration Association, alleging that Comtech materially breached the Employment Agreement in the termination for Cause and that the termination was a retaliation for whistleblowing by Mr. Peterman in connection with certain of the Company’s prior financial and accounting practices. The Company independently investigated, with the assistance of an outside advisor, Mr. Peterman's allegations that he was a whistleblower and determined that such allegations were not substantiated. Mr. Peterman claims he is owed direct contractual damages in an amount in excess of $6,000,000 and consequential damages for injury to his professional reputation in excess of $35,000,000. The Company believes Mr. Peterman's claims are entirely without merit and will defend itself vigorously in the matter. On December 11, 2024, Mr. Peterman was indicted by the United States Attorney for the Eastern District of New York and arrested on charges of insider trading and securities fraud. He was also charged with similar allegations by the SEC in a civil lawsuit filed in the Eastern District of New York the same day. The Company is not named as a defendant in either proceeding.

CGC Divestiture Export Matters
As discussed further in Note (2) – Divestitures, during our fourth quarter of fiscal 2024, we ceased operations of our steerable antenna product line in Basingstoke, United Kingdom, which incurred cumulative operating losses since our acquisition of this business in fiscal 2020. In November 2024, as part of the wind down of such operations, we completed a disclosure to His Majesty’s Revenue and Customs agency in the United Kingdom (“HMRC”) related to potential violations of export compliance laws in the United Kingdom. Such disclosure was precipitated by the United Kingdom customs agency’s halting, in March 2024, an antenna shipment destined for end use by a customer in Azerbaijan and for which we did not have an appropriate export license at the time. Due to our commitment to comply with global export regulations, we immediately and voluntarily initiated a historical review of exports from our Basingstoke location since our acquisition of such business in fiscal 2020. Based on such review, we voluntarily disclosed to the HMRC a misclassification of specially designed, configured or modified antenna systems for military end users and build-to-print aircraft parts. Based on HMRC guidelines and with the assistance of outside local counsel, we estimated that monetary fines and penalties related to potential violations as outlined in our disclosure could range from zero to approximately $9,000,000, with no single amount within that range being a best estimate. Through the issuance date, based on such review and disclosure to HMRC, we determined that a financial loss related to this matter is more than remote, but less than probable given the multiple factors that could influence the ultimate outcome, including but not limited to: the voluntary nature of our disclosure; our Basingstoke operation’s historical compliance record; the number of exports involved; and the nature of the potential violation(s). Based on such determination, we have not accrued for any contingent loss related to these matters as of October 31, 2024.

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

There are also certain other pending and threatened legal actions which arise in the normal course of business. Although the ultimate outcome of these matters is difficult to accurately predict, we believe that the outcome of these other matters will not have a material adverse effect on our consolidated financial condition or results of operations.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Employment, Change of Control and Indemnification Agreements
We have entered into employment and/or change of control agreements, as well as indemnification agreements with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of the Company or termination of the employee.

(21)     Cost Reduction and Restructuring Related Activities

As of July 31, 2024, our severance liability was $1,029,000. During the three months ended October 31, 2024, in connection with our transformation strategy, we actioned a reduction in force principally within our Satellite and Space Communications and Unallocated segments. Such reduction approximated 6% of our workforce as of July 31, 2024, or approximately $8,000,000 in annualized labor costs. During the three months ended October 31, 2024, we recorded $1,227,000 of severance costs within Selling, general and administrative expenses in our Condensed Consolidated Statements of Operations. After net payments of $1,620,000 during the three months ended October 31, 2024, our severance liability was $636,000 as of October 31, 2024.

Subsequent Event

Subsequent to quarter-end, we further reduced our workforce as of July 31, 2024 by another 7%, or approximately $18,000,000 in annualized labor costs. Such reductions were made within our Satellite and Space Communications and Unallocated segments. Severance associated with such actions of approximately $1,100,000 will be expensed in the second quarter of fiscal 2025. As of the issuance date, we had approximately 1,500 employees, compared to 1,676 employees as of July 31, 2024.

Index
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains, and oral statements made by our representatives from time to time may contain, forward-looking statements. Forward-looking statements can be identified by words such as: "anticipate," "believe," "continue," "could," "estimate," "expect," "future," "goal," "outlook," "intend," "likely," "may," "plan," "potential," "predict," "project," "seek," "should," "strategy," "target," "will," "would," and similar references to future periods. Forward-looking statements include, among others, statements regarding our expectations for our strategic alternatives process, our expectations for further portfolio-shaping opportunities, our expectations for other operational initiatives, the intended use of proceeds from the Credit Facility and Subordinated Credit Facility, our expectations for completing further financing initiatives, our future performance and financial condition, our plans to address our ability to continue as a going concern, the plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives of our management to be materially different from the results, performance or other expectations implied by these forward-looking statements. Factors that could cause actual results to differ materially from current expectations include, among other things: the outcome and effectiveness of the aforementioned strategic alternatives process, further portfolio-shaping opportunities, other operational initiatives, and the completion of further financing activities; our ability to access capital and liquidity so that we are able to continue as a going concern; our ability to implement changes in our executive leadership; the possibility that the expected synergies and benefits from our strategic activities will not be fully realized, or will not be realized within the anticipated time periods; the risk that acquired businesses will not be integrated successfully; impacts from, and uncertainties regarding, future actions that may be taken by activist stockholders; the possibility of disruption from acquisitions or dispositions, making it more difficult to maintain business and operational relationships or retain key personnel; the risk that we will be unsuccessful in implementing a tactical shift in our Satellite and Space Communications segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche products and solutions with higher margins; the nature and timing of our receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements; changing customer demands and/or procurement strategies and our ability to scale opportunities and deliver solutions to current and prospective customers; changes in prevailing economic and political conditions, including as a result of Russia's military incursion into Ukraine, the Israel-Hamas war and attacks in the Red Sea region; changes in the price of oil in global markets; changes in prevailing interest rates and foreign currency exchange rates; risks associated with our legal proceedings, customer claims for indemnification, and other similar matters; risks associated with our obligations under our credit facilities; risks associated with our large contracts; risks associated with supply chain disruptions; and other factors described in this and our other filings with the Securities and Exchange Commission ("SEC"). However, these risks are not the only risks that we face. Additional risks and uncertainties, not currently known to us or that do not currently appear to be material, may also materially adversely affect our business, financial condition and/or operating results in the future. We describe risks and uncertainties that could cause actual results and events to differ materially in the "Risk Factors" (Part I, Item 1A), "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (Part II, Item 7) and "Quantitative and Qualitative Disclosures about Market Risk" (Part II, Item 7A) in our Annual Report on Form 10-K filed with the SEC on October 30, 2024. We do not intend to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise, except as required by law.

Index
OVERVIEW

We are a leading provider of satellite and space communications technologies, terrestrial and wireless network solutions, Next Generation 911 ("NG-911") and emergency services and cloud native capabilities. This includes the critical communications infrastructure that people, businesses, and governments rely on when durable, trusted connectivity is required, no matter where they are – on land, at sea, or in the air – and no matter what the circumstances – from armed conflict to a natural disaster. Our solutions are designed to fulfill our customers’ needs for secure wireless communications in the most demanding environments, including those where traditional communications are unavailable or cost-prohibitive, and in mission-critical and other scenarios where performance is crucial. Over the long-term, we anticipate future growth in our end markets due to a trend of increasing demand for global voice, video and data usage in recent years, in addition to the growth of emergency communication networks and related applications. We provide our solutions to both commercial and governmental customers.

We manage our business through two reportable operating segments: Satellite and Space Communications and Terrestrial and Wireless Networks. See Part I. - Financial Information - Item 1. Notes to Condensed Consolidated Financial Statements - Note (15) - Segment Information for further description and information related our segments.

Our Quarterly Financial Information
Quarterly and period-to-period sales and operating results may be significantly affected by, among other things, short-term or long-term contracts with our customers, allowances for bad debt, impairments of long-lived assets (including goodwill) and changes in the estimated fair value of derivative instruments and warrants. In addition, our gross profit is affected by a variety of factors, including, among other things, the mix of products, systems and services sold, production efficiencies, provisions for excess and obsolete inventories, estimates of warranty expense, price competition and general economic conditions. Our gross profit may also be affected by the impact of any cumulative adjustments to contracts that are accounted for over time. In particular, our contracts with the U.S. government (or prime contractors to the U.S. government) can be terminated for convenience at any time and orders are subject to unpredictable funding, deployment and technology decisions by our customers. Some of these contracts are indefinite delivery/indefinite quantity ("IDIQ") contracts and, as such, the U.S. government is not obligated to purchase any equipment or services under these contracts. We have, in the past, experienced and we continue to expect significant fluctuations in sales and operating results from quarter-to-quarter and period-to-period due to these factors. As such, comparisons between periods and our current results may not be indicative of a trend or future performance.

CRITICAL ACCOUNTING POLICIES

We consider certain accounting policies to be critical due to the estimation process involved in each.

Revenue Recognition. In accordance with FASB ASC 606 - Revenue from Contracts with Customers ("ASC 606"), we record revenue in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (4) - Revenue Recognition for further information.

Impairment of Long-Lived Assets, Including Goodwill. As of October 31, 2024, total goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $204.6 million (of which $30.5 million relates to our Satellite and Space Communications segment and $174.1 million relates to our Terrestrial and Wireless Networks segment). Additionally, as of October 31, 2024, net intangibles recorded on our Condensed Consolidated Balance Sheet aggregated $188.2 million (of which $45.5 million relates to our Satellite and Space Communications segment and $142.7 million relates to our Terrestrial and Wireless Networks segment). For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, our Satellite and Space Communications and Terrestrial and Wireless Networks segments each constitute a reporting unit and we must make various assumptions in determining their estimated fair values. During our first quarter of fiscal 2025, we recorded a $79.6 million non-cash impairment charge in our Satellite and Space Communications segment related to long-lived assets, including goodwill. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (16) - Long-lived Assets, including Goodwill for further information. Ongoing and future actions supporting our transformation strategy could result in a material impairment of our goodwill and/or intangible assets.

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

Accounting for Income Taxes. Our deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and applying enacted tax rates expected to be in effect for the year in which we expect the differences to reverse. Our provision for income taxes is based on domestic (including federal, state and local) and international statutory income tax rates in the tax jurisdictions where we operate, permanent differences between financial reporting and tax reporting and available credits and incentives. The U.S. federal government is our most significant income tax jurisdictions.

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

Capitalized Engineering Costs. We generally expense all research and development costs. Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other personnel-related expenses associated with product development. Research and development expenses also include third-party development and programming costs. Costs incurred internally in researching and developing software to be sold are charged to expense until technological feasibility has been established for the software. Judgment is required in determining when technological feasibility of a product is established. Technological feasibility for our advanced communication software solutions is generally reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to customers and when we are able to validate the marketability of such product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. To date, cost capitalized related to software developed for the purpose of selling to third parties was not material, but could increase in the future.

As it relates to software developed for the purpose of internal-use (e.g., hosted "SaaS" applications within our Terrestrial and Wireless Networks segment), costs capitalized primarily consist of direct labor and third-party vendor costs associated with creating the software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred) and the post-implementation/operation stage (all costs are expensed as incurred). Costs capitalized in the application development stage include costs related to the design and implementation of the selected software components, software build and configuration infrastructure, and software interfaces. Capitalization of costs requires judgment in determining when a project has reached the application development stage, the proportion of time spent in the application development stage, and the period over which we expect to benefit from the use of that software. For the three months ended October 31, 2024 and 2023, capitalized internal-use software costs were $1.0 million and $0.6 million, respectively. Capitalized internal use software costs are amortized once the software is placed in service on the straight-line method over the estimated useful life of the software, which is generally three years.

Index

Provisions for Excess and Obsolete Inventory. We record a provision for excess and obsolete inventory based on historical and projected usage trends. Other factors may also influence our provision, including decisions to restructure or exit a product line, technological change and new product development. These factors could result in a change in the amount of excess and obsolete inventory on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory was overvalued, we would be required to recognize such costs in our financial statements at the time of such determination. Any such charge could be material to our results of operations and financial condition. As discussed in Part I. - Financial Information - Item 1. - Note (8) - Inventories, in connection with our initiatives to transform our Company (e.g., reevaluating our business plans to identify opportunities to focus future investment on our most strategic, high-margin revenue opportunities), during the three months ended October 31, 2024, we recorded a non-cash charge of $11.4 million within Cost of Sales on our Condensed Consolidated Statement of Operations. Such non-cash charge related to the write down of inventory associated with approximately 70 products within our satellite ground infrastructure product line that were either discontinued or being de-emphasized going forward. Such non-cash charge also included the write down of inventory associated with the CGC Divestiture, which was determined during the first quarter of fiscal 2025 to no longer be salable.

Allowance for Doubtful Accounts. We perform credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness, as determined by our review of our customers’ current credit information. Generally, we will require cash in advance or payment secured by irrevocable letters of credit before an order is accepted from an international customer that we do not do business with regularly. In addition, we seek to obtain insurance for certain domestic and international customers. We monitor billing events, collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. In light of ongoing tight credit market conditions and high interest rates, we continue to see requests from our customers for higher credit limits and longer payment terms. We have, on a limited basis, approved certain customer requests. Also, more recently, we experienced a significant increase in the overall level of contract assets (i.e., unbilled receivables) related to large, long-term contracts with certain U.S. government and international customers. We continue to monitor our accounts receivable credit portfolio. Except as discussed below, to-date, there has been no material changes in our billed accounts receivable credit portfolio as a result of the challenging business conditions. Although our overall credit losses have historically been within the allowances we established, we may not be able to accurately predict our future credit loss experience, given the current poor business environment. Measurement of credit losses requires consideration of historical loss experience, including the need to adjust for changing business conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Future changes to the estimated allowance for doubtful accounts could be material to our results of operations and financial condition. As discussed in Part I. - Financial Information - Item 1. - Note (7) - Accounts Receivables, during the first quarter of fiscal 2025, we determined that an unbilled receivable contract asset in the amount of $19.0 million, related to an international customer and reseller of our troposcatter technologies, was at risk of not being invoiced or collected, principally due to the customer's near-term ability to secure certain opportunities in its pipeline. As a result and considering that we offered a price concession (i.e., variable consideration) to our customer in the first quarter of fiscal 2025, we reversed $1.6 million of cumulative revenue and associated unbilled receivable contract assets related to this transaction, and recorded a non-cash charge to fully reserve for the remaining $17.4 million unbilled receivable contract asset within our allowance for doubtful accounts.

Derivative Instruments and Warrant Liabilities. We evaluate our financial instruments, including our Credit Facility, Subordinated Credit Facility, Convertible Preferred Stock and warrants to issue our common stock pursuant to the terms of such instruments, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Such evaluation considers a qualitative and quantitative assessment of whether the host instrument is more debt or equity-like, and if embedded derivatives should be bifurcated from the host instrument and/or combined for accounting purposes. For derivatives that are accounted for as liabilities, the derivative is initially recorded at its estimated fair value and is then re-valued at each reporting date, with changes in its estimated fair value reported in our Condensed Consolidated Financial Statements. To estimate such fair values, with the assistance of a third party valuation expert, we primarily use Monte Carlo simulation models, on a with and without basis, or Black-Scholes option pricing models, each adjusted for instrument-specific terms. Due to the nature of our derivative instruments and warrant liabilities, we must use Level 3 inputs for estimating fair value, which are unobservable inputs developed using the best available information under the circumstances. Level 3 inputs are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect our assumptions related to how market participants would use similar inputs to price the asset or liability. Accordingly, our estimates and assumptions could prove to be inaccurate. Also, changes in such estimates and assumptions from period to period could be material to our results of operations and financial condition. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (5) – Fair Value Measurements and Financial Instruments for further information.

Index
Fiscal 2025: First Quarter Results and Business Outlook

Financial results for the first quarter of fiscal 2025 include:

•Consolidated net sales were $115.8 million, compared to $126.2 million in the fourth quarter of fiscal 2024 and $151.9 million in the first quarter of fiscal 2024;

•Gross margin was 12.5%, compared to 21.5% in our fourth quarter of fiscal 2024 and 31.5% in our first quarter of fiscal 2024; gross margin in the more recent fiscal quarter includes an $11.4 million non-cash charge related to the write down of certain inventories as a result of restructuring activities during the quarter within our Satellite and Space Communications segment;

•GAAP net loss attributable to common stockholders was $155.9 million and included, among other things: a $79.6 million non-cash impairment charge in our Satellite and Space Communications segment related to goodwill, $17.9 million of restructuring costs (including the non-cash inventory write down, discussed above), a $17.4 million non-cash charge to fully reserve for an unbilled receivable contract asset related to an international customer and reseller of our troposcatter technologies, $6.6 million of intangible asset amortization, $1.6 million of proxy solicitation costs, $0.6 million of CEO transition costs, and $0.3 million of strategic emerging technology costs for next-generation satellite technology; the more recent quarter also reflects the amendment of the Credit Facility, issuance of the Subordinated Credit Facility and extinguishment of the Series B-1 Convertible Preferred Stock upon exchange for the Series B-2 Convertible Preferred Stock on October 17, 2024;

•GAAP EPS net loss of $5.29 and Non-GAAP EPS net loss of $1.27;

•Adjusted EBITDA loss (a Non-GAAP financial measure discussed below) of $19.4 million, compared to Adjusted EBITDA income of $0.3 million, or 0.2% of consolidated net sales for the fourth quarter of fiscal 2024 and $18.4 million, or 12.1% of consolidated net sales for the first quarter of fiscal 2024;

•New bookings (also referred to as orders) of $127.9 million, representing a quarterly book-to-bill ratio of 1.10x (a measure defined as bookings divided by net sales);

•Backlog of $811.0 million as of October 31, 2024, compared to $798.9 million as of July 31, 2024 and $695.9 million as of October 31, 2023;

•Revenue visibility of approximately $1.6 billion. We measure this revenue visibility as the sum of our $811.0 million of funded backlog, plus the total unfunded value of certain multi-year contracts that we have received and from which we expect future orders;

•Cash flows used in operating activities were $21.8 million, due primarily to a decrease in net sales and gross profit during the more recent quarter, in addition to the significant increase in the overall level of contract assets (i.e., unbilled receivables) in fiscal 2024 related to our progress on large, long-term "over-time" contracts awarded to us by certain U.S. government and international customers, as well as the timing of payments to our suppliers as we execute on our backlog. As experienced in the latter part of fiscal 2024, we expect the level of our unbilled receivables to decline throughout fiscal 2025, for instance, as we invoice our U.S. government and domestic customers upon physical delivery of products or the achievement of specified contractual milestones. Additionally, cash flows used in operating activities during the more recent quarter include $5.8 million in aggregate payments for restructuring costs, including severance, CEO transition, proxy solicitation and strategic emerging technology costs for next-generation satellite technology.

Non-GAAP financial measures discussed above are reconciled to the most directly comparable GAAP financial measures in the table included in the below section “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended October 31, 2024 and 2023.”

Index
Other Key Business Developments and Updates

Satellite and Space Communications
In September 2023, we were awarded a large, multi-year GFSR contract by the U.S. Army with a total potential value of $544.0 million. Through this program, we would provide ongoing communications and IT infrastructure support for the U.S. Army, Air Force, Navy, Marine Corps and NATO. The incumbent protested (and lost) the award of the contract to Comtech several times. In November 2024, the most recent protest had been decided in our favor; however, shortly thereafter, the incumbent once again protested the matter and the award remains under protest.

In September 2023, we won a highly competitive $48.6 million contract to deliver next-generation Enterprise Digital Intermediate Frequency Multi-Carrier (“EDIM”) modems for the U.S. Army's satellite communications ("SATCOM") digitization and modernization programs. We are progressing with our efforts on this contract and pleased to have secured more than $8.5 million in incremental funding this past quarter, bringing the cumulative funding for this contract to $19.1 million.

In September 2024, we announced the launch of our Digital Common Ground ("DCG") platforms, based on the proven success of previous Comtech software-defined modem platforms. Comtech’s DCG portfolio is also designed to evolve over time to incorporate new capabilities and keep pace with the upgrade cycle of new innovative satellite constellations, significantly reducing overall lifecycle costs for customers while also delivering industry leading performance and efficiency.

In September 2024, the U.S. Navy Information Warfare Systems Command awarded us a sole source contract for our software-defined SLM-5650B modems, upgrade kits, firmware and technical support. The contract has a four-year period of performance and is valued in excess of $50.0 million. Funded orders received to date are valued at approximately $2.0 million.

In October 2024, we were awarded a production order, valued in excess of $5.0 million, from an existing customer deploying a new LEO constellation. Deliveries associated with this order are anticipated to begin in the mid-2025 timeframe.

In October 2024, within our satellite ground infrastructure product line, we were awarded over $6.0 million in funded orders from a new international customer for certain frequency-type power amplifiers.

In October 2024, we were awarded approximately $2.0 million in funded orders from a new international customer of our ELEVATETM networking platform. We believe these orders confirm demand for our advanced TDMA VSAT technology, involving mesh connectivity and network optimization.

In July 2024, SES Space & Defense awarded us an initial order for our software defined SLM-5650B and other next-generation modems for use in the O3B mPower infrastructure. During the first quarter of fiscal 2025, we have since received additional awards from SES for software licenses and high-power amplifiers to further support the O3B mPower constellation.

During the three months ended October 31, 2024, we were awarded in excess of $16.0 million of funded orders calling for the supply of VSAT equipment and related services for the U.S. Army. In November 2024, the follow-on contract (referred to as "VSAT IV") was not awarded to Comtech; however, we protested the matter and our protest remains pending.

In November 2024, we announced the appointment of Daniel Gizinski as President of our Satellite and Space Communications segment. Mr. Gizinski brings over 15 years of experience in satellite communications engineering, operations, product strategy and executive management to his new role. Prior to his appointment as President of this segment, Mr. Gizinski served as Chief Strategy Officer and President of the Comtech Satellite Network Technologies division, among other positions within Comtech. With a proven track record of driving growth and fostering innovation, he will oversee all aspects of this segment, including product development, operations and market expansion.

As it relates to our troposcatter product line, throughout most of fiscal 2024, we experienced elevated levels of unbilled receivables due to the timing of our performance and billings related to certain large U.S. government and international customer contracts. During the first quarter of fiscal 2025, we maintained deliveries of next-generation troposcatter terminals related to our U.S. Marine Corps and U.S. Army contracts, contributing to a meaningful reduction of our consolidated unbilled receivables (before allowances for doubtful accounts), from $123.7 million at July 31, 2024 to $111.7 million at October 31, 2024. In December 2024, however, we received a notice from our prime contractor to stop work associated with the U.S. Marine Corps contract. While information is limited at this point in time, we believe the end customer may be considering a possible termination of the contract, in whole or in part. As of December 31, 2024, our unbilled receivables related to the U.S. Marine Corps contract approximated $10.8 million. Future results of operations related to our troposcatter solutions product line will depend on the nature, timing and amounts associated with resolving this matter.

Index

Terrestrial and Wireless Networks
During the first quarter of 2025, we were pleased to have been awarded the following:

•Large, multi-year location-based services maintenance and support contract from one of the largest wireless carriers in the U.S. The contract has a five-year period of performance and is valued in excess of $19.0 million. During the fiscal quarter, this customer also awarded us over $2.5 million in various other orders for location-based services and related solutions;

•Renewal of critical enhanced 911 call routing services, valued in excess of $30.0 million, for one of the largest wireless carriers in the U.S.;

•Next-generation ("NG-911") Guardian call handling solution for a city located in south-central British Columbia, Canada. These services, valued in excess of $2.0 million over the next several years, support emergency communications for various PSAPs and citizens located in that municipality;

•In the prior fiscal year, we were awarded a large multi-year NG-911 contract by the Commonwealth of Massachusetts, valued at over $250.0 million. During the most recent quarter, we were awarded over $1.0 million of incremental funding to continue servicing certain PSAPs within the state; and

•Incremental funding related to our NG-911 deployment in South Carolina in excess of $1.0 million. During the quarter, we were successful in expanding the number of PSAPs and counties being serviced by our solutions within the state.

With strategic wins in the U.S., Canada and Australia, we believe Comtech's position as a trusted leader in 911, NG-911 and public safety applications positions us increasingly well when it comes to delivering similarly sophisticated solutions for other types of emergencies.

Unallocated and Other Matters
In November 2024, we announced that our Board of Directors (the “Board”) unanimously elected Kenneth H. Traub as the Executive Chairman of our Company. Mark Quinlan stepped down from his role as Chairman of the Board and will continue serving on the Board. Former U.S. Army Chief Information Officer, Lieutenant General (Retired) Bruce T. Crawford, was also elected to serve as Lead Independent Director. Additionally, the Board has named Mr. Traub as President and Chief Executive Officer, effective as of January 13, 2025, in addition to his current role as Chairman, replacing Mr. Ratigan effective immediately. Pursuant to his separation agreement and release, Mr. Ratigan resigned from his position as President and Chief Executive Officer and as a director.

In November 2024, we announced that our Board entered into a cooperation agreement with Fred Kornberg, Michael Porcelain, and Oleg Timoshenko (the “Investor Group”). Pursuant to the agreement: we appointed Michael Hildebrandt, Senior Investment Professional at Freshford Capital Management, to the Board, effective immediately; the Board will appoint an additional new independent director mutually acceptable to both our Board and the Investor Group (the “Additional Director”); two of our current directors will not stand for reelection at the 2024 Annual Meeting; the Investor Group will support our slate of directors for election at the 2024 Annual Meeting and will withdraw its nomination of eight directors for election at the meeting; the Investor Group has agreed to customary standstill restrictions and voting commitments until the nomination deadline for our Fiscal 2025 Annual Meeting of Stockholders, or until the nomination deadline for our Fiscal 2026 Annual Meeting of Stockholders if we nominate Mr. Hildebrandt and the Additional Director for reelection at the Fiscal 2025 Annual Meeting of Stockholders.

In November 2024, we released our first-ever Corporate Social Responsibility (“CSR”) report for fiscal 2024. Among other things, the CSR report highlights our progress in environmental impact, workforce development and community investment. Our FY24 CSR Report presents a great opportunity to outline what we stand for, and how our investments in our team and responsible business practices drive momentum and value within our organization, throughout our supplier network and in our communities.

Index
Subsequent to quarter-end, in connection with our initiatives to optimize our go-forward cost structure with our future expected business, we reduced our workforce by approximately 7%. Such reductions were made in our Satellite and Space Communications and Unallocated segments. Annualized cost savings associated with this action, representing total labor costs but before severance costs, approximate $18.0 million. Severance associated with such actions of approximately $1.1 million will be expensed in the second quarter of fiscal 2025. As of the issuance date, we had approximately 1,500 employees, compared to 1,676 employees as of July 31, 2024.

Business Outlook
During the second quarter of fiscal 2025, business conditions continue to be challenging, and the operating environment is largely unpredictable, due to many factors including, but not limited to: uncertainties related to our recently announced transformation strategy and associated actions we may take; uncertainties related to our ability to operate as going concern, fluctuations in interest rates; inflation; continuing resolutions associated with the U.S. Federal budget; repercussions of military conflicts in Russia, Ukraine and the Middle East; and a potential global recession. Order and production delays, contract protests and/or terminations, delayed cash collections from customers, disruptions in component availability and/or quality, increased pricing both for labor and parts, lower levels of factory utilization and higher logistics and operational costs resulting from such conditions have or could impact our business as well. In light of these business conditions and resulting challenges, we anticipate variability from time to time as we move through our transformation strategy. Accordingly, we are not providing forward-looking guidance on a GAAP or Non-GAAP basis.

Additional information related to our Business Outlook for Fiscal 2025 and a definition and explanation of Adjusted EBITDA is included in the below section Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended October 31, 2024 and 2023.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2024 AND 2023

Net Sales. Consolidated net sales were $115.8 million and $151.9 million for the three months ended October 31, 2024 and 2023, respectively, representing a decrease of $36.1 million, or 23.8%. The period-over-period decrease reflects significantly lower net sales in our Satellite and Space Communications segment offset, in part, by higher net sales in our Terrestrial and Wireless Networks segment, as further discussed below.

Satellite and Space Communications
Net sales in our Satellite and Space Communications segment were $58.9 million for the three months ended October 31, 2024 as compared to $102.4 million for the three months ended October 31, 2023, a significant decrease of $43.5 million or 42.5%. Related segment net sales for the three months ended October 31, 2024 primarily reflect lower net sales of our troposcatter and SATCOM solutions (including progress toward delivering next-generation troposcatter terminals to the U.S. Marine Corps and U.S. Army, VSAT equipment to the U.S. Army and COMET terminals to an international customer), high power solid state amplifiers related to the PST Divestiture (which was completed in November 2023), and satellite ground station solutions (primarily X/Y steerable antennas related to the CGC Divestiture initiated in our fourth quarter of fiscal 2024). Our Satellite and Space Communications segment represented 50.9% of consolidated net sales for the three months ended October 31, 2024 as compared to 67.4% for the three months ended October 31, 2023. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the three months ended October 31, 2024 was 0.99x.

Terrestrial and Wireless Networks
Net sales in our Terrestrial and Wireless Networks segment were $56.9 million for the three months ended October 31, 2024, as compared to $49.5 million for the three months ended October 31, 2023, an increase of $7.4 million, or 14.9%. Related segment net sales for the three months ended October 31, 2024 primarily reflect higher net sales of our call handling and NG-911 services, offset in part by lower net sales of our location based solutions. Our Terrestrial and Wireless Networks segment represented 49.1% of consolidated net sales for the three months ended October 31, 2024 as compared to 32.6% for the three months ended October 31, 2023. Our book-to-bill ratio in this segment for the three months ended October 31, 2024 was 1.22x.

Bookings, sales and profitability in both segments can fluctuate dramatically from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by our customers and changes in the general business environment. Period-to-period fluctuations in bookings are normal for our segments. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance. Also, we announced that we are exploring strategic alternatives for our businesses. Accordingly, future results of operations can be impacted by the timing and outcome of such initiatives. There can be no assurance that the exploration of strategic alternatives will result in a transaction or other strategic changes or outcomes.

Index
Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the three months ended October 31, 2024 and 2023 are as follows:

	Three months ended October 31,
	2024	2023	2024	2023	2024	2023
	Satellite and Space Communications		Terrestrial and Wireless Networks		Consolidated
U.S. government	68.6%	51.8%	1.0%	1.2%	35.4%	35.3%
Domestic	8.2%	15.5%	90.0%	91.3%	48.4%	40.2%
Total U.S.	76.8%	67.3%	91.0%	92.5%	83.8%	75.5%

International	23.2%	32.7%	9.0%	7.5%	16.2%	24.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the DoD, intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. For the three months ended October 31, 2024 and 2023, except for the U.S. government, there were no customers that represented 10% or more of consolidated net sales. International sales for the three months ended October 31, 2024 and 2023 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $18.8 million and $37.2 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented 10% or more of consolidated net sales for the three months ended October 31, 2024 and 2023.

Gross Profit. Gross profit was $14.5 million and $47.9 million for the three months ended October 31, 2024 and 2023, respectively, a decrease of $33.4 million. Gross profit, as a percentage of consolidated net sales, for the three months ended October 31, 2024 was 12.5% as compared to 31.5% for the three months ended October 31, 2023. Our gross profit in our first quarter of fiscal 2025 (both in dollars and as a percentage of consolidated net sales) reflects: (i) overall product mix changes, as discussed above; (ii) a non-cash charge of $11.4 million related to the write down of certain inventories as a result of restructuring activities within our Satellite and Space Communications segment; (iii) the expensing of work in process inventory related to certain loss contracts in our satellite ground infrastructure product line; (iv) higher expected costs at completion, as we advanced certain nonrecurring engineering related projects in our satellite ground infrastructure product line through development and toward production; and (v) late delivery penalties related to a Modular Transportable Transmission Systems (or "MTTS" troposcatter solutions) order. Excluding the non-cash inventory-related charge, our gross profit, as a percentage of consolidated net sales, for the first quarter of fiscal 2025 would have been 22.4%, a decrease to the 31.5% reported in our first quarter of fiscal 2024, but a sequential increase to the 21.5% reported in our fourth quarter of fiscal 2024. Gross profit (both in dollars and as a percentage of consolidated net sales) in the first quarter of fiscal 2024 was influenced by a large, high margin sale of COMET terminals to an international customer, which did not repeat in the first quarter of fiscal 2025. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Satellite and Space Communications segment's gross profit, both in dollars and as a percentage of related segment net sales, for the three months ended October 31, 2024 decreased significantly in comparison to the three months ended October 31, 2023. The gross profit percentage in the more recent period reflects changes in products and services mix, as well as other segment related items, as discussed above.

Our Terrestrial and Wireless Networks segment's gross profit, in dollars, increased and, as a percentage of related segment net sales, decreased for the three months ended October 31, 2024 in comparison to the three months ended October 31, 2023. The gross profit percentage in the more recent period reflects changes in products and services mix, as discussed above.

Index
Included in consolidated cost of sales for the three months ended October 31, 2024 and 2023 are provisions for excess and obsolete inventory of $12.5 million and $0.1 million, respectively. As discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory, we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends. As discussed above and in Part I. - Financial Information - Item 1. - Note (8) - Inventories, in connection with our initiatives to transform our Company, during three months ended October 31, 2024, we recorded a non-cash charge of $11.4 million within Cost of Sales on our Condensed Consolidated Statement of Operations related to the write down of inventory associated with approximately 70 products within our satellite ground infrastructure product line that were either discontinued or being de-emphasized going forward. Such non-cash charge also included the write down of inventory associated with the CGC Divestiture that was no longer considered salable during the period.

Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast. Our consolidated gross profit, as a percentage of consolidated net sales, may also be impacted by the timing and outcome of actions we may take related to our transformation strategy.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $51.6 million and $32.7 million for the three months ended October 31, 2024 and 2023, respectively. As a percentage of consolidated net sales, selling, general and administrative expenses were 44.6% and 21.5% for the three months ended October 31, 2024 and 2023, respectively.

During the first quarter of fiscal 2025, we determined that an unbilled receivable contract asset in the amount of $19.0 million, related to an international customer and reseller of our troposcatter technologies, was at risk of not being invoiced or collected, principally due to the customer's near-term ability to secure certain opportunities in its pipeline. As a result and considering that we offered a price concession (i.e., variable consideration) to our customer in the first quarter of fiscal 2025, we reversed $1.6 million of cumulative revenue and associated unbilled receivable contract assets related to this transaction, and recorded a non-cash charge to fully reserve for the remaining $17.4 million unbilled receivable contract asset within our allowance for doubtful accounts. Also, during the three months ended October 31, 2024 and 2023, we incurred $6.5 million and $3.7 million of restructuring costs within selling, general and administrative expenses, respectively, primarily to streamline our operations and improve efficiency, including severance costs and costs associated with those activities supporting our announced pursuit of strategic alternatives. Excluding such provision for doubtful accounts and restructuring costs, selling, general and administrative expenses for the three months ended October 31, 2024 and 2023 would have been $27.7 million, or 23.9% and $29.0 million or 19.1%, respectively, of consolidated net sales. The increase in our selling, general and administrative expenses, as a percentage of consolidated net sales, is primarily due to lower consolidated net sales, as discussed above. Also, during the first quarter of fiscal 2025, we experienced higher legal, professional and accounting related fees as compared to the first quarter of fiscal 2024.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses in the three months ended October 31, 2024 was not material. Amortization of stock-based compensation expense recorded as selling, general and administrative expenses in the three months ended October 31, 2023 was $2.2 million. During the three months ended October 31, 2024, we reversed a portion of our stock-based compensation expense related to performance shares due to lower-than-estimated achievement of fiscal 2022 performance share goals. Stock-based compensation expense for the more recent period also reflects the forfeiture of awards related to our former Chief Operating Officer, whose employment was terminated during our first quarter of fiscal 2025. With respect to stock-based compensation expense reported in the prior year period, we had determined to settle fiscal 2024 non-equity annual incentive awards accrued during such period with stock-based awards in lieu of cash. Also, contributing to the higher stock-based compensation expense in the prior year period was our annual grant of stock-based awards to non-executive employees. Due to the number of shares available for grant under the 2023 Plan, such grants of stock-based awards did not occur in our first quarter of fiscal 2025. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Research and Development Expenses. Research and development expenses were $3.7 million and $7.8 million for the three months ended October 31, 2024 and 2023, respectively, representing a decrease of $4.1 million or 52.5%. As a percentage of consolidated net sales, research and development expenses were 3.2% and 5.1% for the three months ended October 31, 2024 and 2023, respectively.

Index
For the three months ended October 31, 2024 and 2023, research and development expenses of $0.9 million and $4.7 million, respectively, related to our Satellite and Space Communications segment and $2.7 million and $2.9 million, respectively, related to our Terrestrial and Wireless Networks segment. The remaining research and development expenses of $0.1 million and $0.2 million in the three months ended October 31, 2024 and 2023, respectively, related to the amortization of stock-based compensation expense. Lower research and development expenses reflect our prioritization of resources across various programs.

During the three months ended October 31, 2024 and 2023, we incurred $0.3 million and $1.4 million, respectively, of strategic emerging technology costs in our Satellite and Space Communications segment for next-generation satellite technology to advance our solutions offerings to be used with new broadband satellite constellations. We expect strategic emerging technology costs to decrease in fiscal 2025 as a result of our fourth quarter fiscal 2024 decision to cease operations related to our steerable antenna product line in the U.K.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended October 31, 2024 and 2023, customers reimbursed us $1.5 million and $4.0 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales.

In addition to increases in customer-funded research and development activities in recent years, during the three months ended October 31, 2024 and 2023, we also experienced an increase in engineering efforts related to cost to fulfill contract assets and internal use software, for which we capitalized $2.1 million and $1.1 million, respectively. As a result of these trends, a more focused prioritization of resources across various programs and the impact of prior reductions in force announced in fiscal 2023, our research and development expenses for financial reporting purposes has significantly decreased more recently as compared to historical periods.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives for the three months ended October 31, 2024 and 2023 was $6.6 million (of which $3.0 million was for the Satellite and Space Communications segment and $3.6 million was for the Terrestrial and Wireless Networks segment) compared to $5.3 million (of which $1.7 million was for the Satellite and Space Communications segment and $3.6 million was for the Terrestrial and Wireless Networks segment), respectively. The increase in our Satellite and Space Communications segment's amortization during the more recent quarter reflects the acceleration of amortization of CGC's intangibles due to the impact of the CGC Divestiture.

Impairment of Long-Lived Assets, including Goodwill. Based on the lower-than-expected financial performance during the first quarter of fiscal 2025, and other recent developments through the issuance date, within our Satellite and Space Communications segment, we determined that we were required to perform an interim quantitative goodwill impairment test as of October 31, 2024. Based on our quantitative evaluation, we determined that our Satellite and Space Communications reporting unit had an estimated fair value below its carrying value and concluded that our goodwill in this reporting unit was impaired. As a result, in the first quarter of fiscal 2025, we recognized a $79.6 million non-cash goodwill impairment charge in our Satellite and Space Communications reporting unit. In addition to testing goodwill for impairment, we also assessed the recoverability of the carrying values of our other long-lived assets in this segment, including identifiable intangible assets with finite useful lives. Based on our evaluation, we determined that the fair values of such assets were not impaired. See Part I. - Financial Information - Item 1. - Note (16) - Long-Lived Assets, including Goodwill for further information.

Proxy Solicitation Costs. During three months ended October 31, 2024, we incurred $1.6 million of proxy solicitation costs (including legal and advisory fees) in our Unallocated segment as a result of a now-settled proxy contest. There were no similar costs in the prior year.

CEO Transition Costs. CEO transition costs were $0.6 million for the three months ended October 31, 2024, consisting principally of legal and advisory fees, including those related to a third party CEO search firm. There were no similar costs in the corresponding period of the prior year.

Index
Operating Income (Loss). Operating loss for the three months ended October 31, 2024 was $129.2 million, as compared to operating income of $2.1 million for the three months ended October 31, 2023. Operating income (loss) by reportable segment is shown in the table below:

	Three months ended October 31,
	2024	2023	2024	2023	2024	2023	2024	2023
($ in millions)	Satellite and Space Communications		Terrestrial and Wireless Networks		Unallocated		Consolidated
Operating income (loss)	$(118.8)	10.1	5.3	4.0	(15.7)	(12.1)	$(129.2)	2.1
Percentage of related net sales	NA	9.9%	9.3%	8.2%	NA	NA	NA	1.4%

Our GAAP operating loss of $129.2 million for the three months ended October 31, 2024 reflects: (i) a non-cash goodwill impairment charge of $79.6 million; (ii) $17.9 million of restructuring costs, including a non-cash inventory write down during the quarter (of which $13.8 million, $0.1 million and $4.0 million related to our Satellite and Space Communications, Terrestrial and Wireless Networks and Unallocated segments, respectively); (iii) $6.6 million of amortization of intangibles; (iv) $1.6 million of proxy solicitation costs; (v) $0.6 million of CEO transition costs; (vi) $0.3 million of strategic emerging technology costs; (vii) $0.3 million of amortization of cost to fulfill assets; and (viii) $0.2 million of amortization of stock-based compensation, as discussed above. Excluding such items, our consolidated operating loss for the three months ended October 31, 2024 would have been $22.3 million.

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

The decrease, excluding the above items, from $15.3 million of operating income to $22.3 million of operating loss for the more recent period primarily reflects lower consolidated net sales and gross profit (both in dollars and as a percentage of consolidated net sales) and higher selling, general and administrative expenses, offset in part by lower research and development expenses, as discussed above. Operating income (loss) by reportable segment is further discussed below.

The decrease in our Satellite and Space Communications segment operating income for the three months ended October 31, 2024 primarily reflects a non-cash goodwill impairment charge of $79.6 million, significantly lower net sales and gross profit, both in dollars and as a percentage of related segment net sales (including an $11.4 million non-cash charge related to the write down of certain inventory), higher selling, general and administrative expenses (due primarily to a $17.4 million non-cash charge related to an allowance for doubtful accounts) and higher amortization of intangibles, offset in part by lower research and development expenses, as discussed above.

The increase in our Terrestrial and Wireless Networks segment operating income, both in dollars and as a percentage of the related segment net sales, for the three months ended October 31, 2024 primarily reflects higher net sales, offset in part by a lower gross profit percentage, as discussed above.

Excluding the impact of proxy solicitation costs, CEO transition costs and its respective portion of restructuring charges in each period, Unallocated expenses for the three months ended October 31, 2024 would have been $9.5 million, as compared to $9.2 million for the three months ended October 31, 2023. The increase in Unallocated expenses, excluding such items, was primarily due to higher selling, general and administrative expenses, as discussed above.

Interest Expense and Other. Interest expense was $9.5 million and $4.9 million for the three months ended October 31, 2024 and 2023, respectively. The increase is primarily due to higher interest rates and fees under our Credit Facility entered into on June 17, 2024 and subsequently amended on October 17, 2024 (the "Credit Facility"), as discussed in Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (10) - Credit Facility and, to a lesser extent, a higher average debt balance outstanding during the more recent period. Our effective interest rate (including amortization of deferred financing costs) in the three months ended October 31, 2024 was approximately 19.0%, as compared to 10.5% in the prior year period. Our cash borrowing rate (which excludes the amortization of deferred financing costs) under our Credit Facility approximated 16.6%, as compared to 9.2% in the prior year period.

Index
Interest (Income) and Other. Interest (income) and other for both the three months ended October 31, 2024 and 2023 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Write-off of Deferred Financing Costs. During the three months ended October 31, 2024, in connection with the October 17, 2024 amendment to the Credit Facility and due to the borrowing capacity of the Revolver Loan being limited by the revolving lender's and Agent's consent right, a pro-rata amount of financing fees totaling $1.4 million were immediately expensed during three months ended October 31, 2024.

Change in Fair Value of Warrants and Derivatives. During the three months ended October 31, 2024, we recorded a $5.5 million non-cash expense due to the remeasurement of warrants and derivatives related to our Credit Facility, Subordinated Credit Facility and Convertible Preferred Stock. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (10) - Credit Facility, Note (11) - Subordinated Credit Facility and Note (18) - Convertible Preferred Stock for more information. These warrants and derivatives were not outstanding in the corresponding period of the prior year.

Provision for (Benefit from) Income Taxes. For the three months ended October 31, 2024, we recorded a tax expense of $2.1 million, as compared to a tax benefit of $1.3 million recorded in the three months ended October 31, 2023. Our effective tax rate (excluding discrete tax items) for the three months ended October 31, 2024 and 2023 was (3.8)% and 122.00%, respectively. The change in rate from 122.0% to (3.8)% is primarily due to changes in expected product and geographical mix and not providing for tax benefits on U.S. deferred tax assets in the more recent period.

For purposes of determining our (3.8)% estimated annual effective tax rate for fiscal 2025, the impairment of long-lived assets, including goodwill, the change in fair value of warrants and derivatives, proxy solicitation costs and CEO transition costs are considered significant, unusual or infrequently occurring discrete tax items and are excluded from the computation of our effective tax rate.

During the three months ended October 31, 2024, we recorded a net discrete tax benefit of $0.1 million primarily related to proxy solicitation costs and CEO transition costs. During the three months ended October 31, 2023, we recorded a net discrete tax benefit of $2.0 million primarily related to our decision to sell our Power Systems Technology product line (the "PST Divestiture') in a taxable transaction and settlement of stock-based awards.

Our U.S. federal income tax returns for fiscal 2021 through 2023 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2020 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Loss Attributable to Common Stockholders. During the three months ended October 31, 2024 and 2023, consolidated net loss attributable to common stockholders was $155.9 million and $3.3 million, respectively. In addition to those items discussed above, the more recent period includes: (i) $58.6 million of dividends related to our Convertible Preferred Stock outstanding during the quarter; offset in part by (ii) a $51.2 million gain related to the exchange of our Series B-1 Convertible Preferred Stock for Series B-2 Convertible Preferred Stock on October 17, 2024.

Index
Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the three months ended October 31, 2024 and 2023 are shown in the table below (numbers in the table may not foot due to rounding):

	Three months ended October 31,
	2024	2023	2024	2023	2024	2023	2024	2023
($ in millions)	Satellite and Space Communications		Terrestrial and Wireless Networks		Unallocated		Consolidated
Net income (loss)	$(119.4)	9.3	5.3	4.1	(34.4)	(14.9)	$(148.4)	(1.4)
(Benefit from) provision for income taxes	(0.1)	0.2	—	(0.3)	2.2	(1.3)	2.1	(1.3)
Interest (income) and other	0.6	(0.3)	—	0.2	—	—	0.6	(0.1)
Interest expense	—	0.9	—	—	9.5	4.1	9.5	4.9
Write-off of deferred financing costs	—	—	—	—	1.4	—	1.4	—
Change in fair value of warrants and derivatives	—	—	—	—	5.5	—	5.5	—
Amortization of stock-based compensation	—	—	—	—	0.2	2.6	0.2	2.6
Amortization of intangibles	3.0	1.7	3.6	3.6	—	—	6.6	5.3
Impairment of long-lived assets, including goodwill	79.6	—	—	—	—	—	79.6	—
Depreciation	0.8	1.0	2.0	2.0	0.1	0.1	2.9	3.0
Amortization of cost to fulfill assets	0.3	0.2	—	—	—	—	0.3	0.2
Restructuring costs	13.8	0.8	0.1	—	4.0	2.9	17.9	3.7
Strategic emerging technology costs	0.3	1.4	—	—	—	—	0.3	1.4
Proxy solicitation costs	—	—	—	—	1.6	—	1.6	—
CEO transition costs	—	—	—	—	0.6	—	0.6	—
Adjusted EBITDA	$(21.1)	15.1	11.0	9.6	(9.2)	(6.4)	$(19.4)	18.4
Percentage of related net sales	NA	14.8%	19.3%	19.5%	NA	NA	NA	12.1%

The decrease in consolidated Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, for the three months ended October 31, 2024 as compared to the three months ended October 31, 2023 reflects lower consolidated net sales and gross profit (both in dollars and as a percentage of consolidated net sales) and higher selling, general and administrative expenses (due to a $17.4 million non-cash charge related to an allowance for doubtful accounts), offset in part by lower research and development expenses, as discussed above.

The decrease in our Satellite and Space Communications segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, reflects significantly lower net sales and gross profit (both in dollars and as a percentage of related segment net sales) and higher selling, general and administrative expenses (due to a $17.4 million non-cash charge related to an allowance for doubtful accounts), offset in part by lower research and development expenses, as discussed above.

The increase in our Terrestrial and Wireless Networks segment's Adjusted EBITDA, in dollars, reflects higher net sales, offset in part by a lower gross profit percentage, as discussed above.

Index
A reconciliation of our fiscal 2024 GAAP Net Loss to Adjusted EBITDA is shown in the table below (numbers in the table may not foot due to rounding):

($ in millions)	Fiscal Year 2024
Reconciliation of GAAP Net Loss to Adjusted EBITDA:
Net loss	$(100.0)
Benefit from income taxes	(0.3)
Interest expense	22.2
Interest (income) and other	0.7
Write-off of deferred financing costs	1.8
Change in fair value of warrants	(4.3)
Amortization of stock-based compensation	6.1
Amortization of intangibles	21.2
Depreciation	12.2
Impairment of long-lived assets, including goodwill	64.5
Amortization of cost to fulfill assets	1.0
Restructuring costs	12.5
Strategic emerging technology costs	4.1
CEO transition costs	2.9
Loss on PST Divestiture	1.2
Adjusted EBITDA	$45.7

Our Adjusted EBITDA is a Non-GAAP measure that represents earnings (loss) before interest, income taxes, depreciation, amortization of intangibles, impairment of long-lived assets, including goodwill, amortization of cost to fulfill assets, amortization of stock-based compensation, CEO transition costs, change in fair value of warrants and derivatives, proxy solicitation costs, restructuring costs, strategic emerging technology costs (for next-generation satellite technology) and write-off of deferred financing costs, and in the recent past, acquisition plan expenses, change in fair value of the convertible preferred stock purchase option liability, COVID-19 related costs, facility exit costs, strategic alternatives expenses and other and loss on business divestiture. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Although closely aligned, our definition of Adjusted EBITDA is different than EBITDA (as such term is defined in our Credit Facility) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is also a measure frequently requested by our investors and analysts. We believe that investors and analysts may use Adjusted EBITDA, along with other information contained in our SEC filings, including GAAP measures, in assessing our performance and comparability of our results with other companies. Our Non-GAAP measures reflect the GAAP measures as reported, adjusted for certain items as described herein and also excludes the effects of our outstanding convertible preferred stock.

These Non-GAAP financial measures have limitations as an analytical tool as they exclude the financial impact of transactions necessary to conduct our business, such as the granting of equity compensation awards, and are not intended to be an alternative to financial measures prepared in accordance with GAAP. These measures are adjusted as described in the reconciliation of GAAP to Non-GAAP measures in the tables presented herein, but these adjustments should not be construed as an inference that all of these adjustments or costs are unusual, infrequent or non-recurring. Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures determined in accordance with GAAP. Investors are advised to carefully review the GAAP financial results that are disclosed in our SEC filings. As we have not provided future financial targets, there is no need to reconcile our business outlook to the most directly comparable GAAP measures. Furthermore, even if targets had been provided, items such as stock-based compensation, adjustments to the provision for income taxes, amortization of intangibles and interest expense, which are specific items that impact these measures, have not yet occurred, are out of our control, or cannot be predicted. For example, quantification of stock-based compensation expense requires inputs such as the number of shares granted and market price that are not currently ascertainable. Accordingly, reconciliations to the Non-GAAP forward looking metrics would not be available without unreasonable effort and such unavailable reconciling items could significantly impact our financial results.

Index

Reconciliations of our GAAP consolidated operating income (loss), net income (loss) attributable to common stockholders and net income (loss) per diluted common share to the corresponding Non-GAAP measures are shown in the tables below (numbers and per share amounts in the tables may not foot due to rounding). Non-GAAP net income (loss) attributable to common stockholders and non-GAAP net income (loss) per diluted common share reflect Non-GAAP provisions for income taxes based on year-to-date results, as adjusted for the Non-GAAP reconciling items included in the tables below. We evaluate our Non-GAAP effective income tax rate on an ongoing basis, and it can change from time to time. Our Non-GAAP effective income tax rate can differ materially from our GAAP effective income tax rate. In addition, due to the GAAP net loss for the period, Non-GAAP net income per diluted common share for the three months ended October 31, 2023 was computed using weighted average diluted shares outstanding of 28,982,000 during the period.

	Three months ended October 31, 2024
($ in millions, except for per share amount)	Operating Loss	Net Loss Attributable to Common Stockholders	Net Loss per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(129.2)	$(155.9)	$(5.29)
Change in fair value of warrants and derivatives	—	5.5	0.19
Adjustments to reflect redemption value of convertible preferred stock	—	58.6	1.99
Gain on extinguishment of convertible preferred stock	—	(51.2)	(1.74)
Impairment of long-lived assets, including goodwill	79.6	79.6	2.70
Restructuring costs	17.9	17.2	0.58
Amortization of intangibles	6.6	6.1	0.21
Proxy solicitation costs	1.6	1.5	0.05
CEO transition costs	0.6	0.6	0.02
Amortization of stock-based compensation	0.2	0.1	—
Strategic emerging technology costs	0.3	0.3	0.01
Amortization of cost to fulfill assets	0.3	0.3	0.01
Non-GAAP measures	$(22.3)	$(37.3)	$(1.27)

	Three months ended October 31, 2023
($ in millions, except for per share amount)	Operating Income	Net (Loss) Income Attributable to Common Stockholders	Net (Loss) Income per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$2.1	$(3.3)	$(0.11)
Adjustment to reflect redemption value of convertible preferred stock	—	1.8	0.06
Amortization of intangibles	5.3	4.1	0.14
Restructuring costs	3.7	2.9	0.10
Amortization of stock-based compensation	2.6	2.1	0.07
Strategic emerging technology costs	1.4	1.1	0.04
Amortization of cost to fulfill assets	0.2	0.2	0.01
Net discrete tax benefit	—	(2.0)	(0.07)
Non-GAAP measures	$15.3	$6.8	$0.24

Index
LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $29.6 million and $32.4 million at October 31, 2024 and July 31, 2024, respectively. For the three months ended October 31, 2024, our cash flows reflect the following:

•Net cash used in operating activities was $21.8 million and $14.5 million for the three months ended October 31, 2024 and 2023, respectively. The period-over-period decrease in cash flows from operating activities reflects lower net sales and gross profit in the first quarter of fiscal 2025, as well as overall changes in net working capital requirements, principally the timing of: (i) payments to vendors; and (ii) progress toward completion on contracts accounted for over time, including related shipments, billings and collections. Over the past several quarters, we have experienced elevated levels of contract assets (i.e., unbilled receivables) related to large, long-term contracts with certain U.S. government and international customers. While such contract assets are trending lower more recently due to shipments, billings and collections from our customers, such contract activity has resulted in a material increase in working capital requirements.

•Net cash used in investing activities for the three months ended October 31, 2024 and 2023 was $2.4 million and $3.2 million, respectively, and primarily reflects capital expenditures to build-out cloud-based computer networks to support our previously announced NG-911 contract wins and capital investments and building improvements in connection with our manufacturing facilities.

•Net cash provided by financing activities was $21.4 million and $17.0 million for the three months ended October 31, 2024 and 2023, respectively. During the three months ended October 31, 2024, we: (i) entered into a Subordinated Credit Facility with existing holders of our convertible preferred stock and received proceeds of $25.0 million; and (ii) paid deferred financing costs of $2.8 million in connection with both the Subordinated Credit Facility and our Credit Facility. During the three months ended October 31, 2023, we: (i) had net borrowings under our prior credit facility of $19.6 million; and (ii) paid deferred financing costs of $0.3 million. We also made $0.7 million and $1.7 million of payments to remit employees' statutory tax withholding requirements related to the net settlement of stock-based awards during the three months ended October 31, 2024 and 2023, respectively.

The Credit Facility, Subordinated Credit Facility and Convertible Preferred Stock are discussed below and in Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements – Note (10) – Credit Facility, Note (11) - Subordinated Credit Facility and Note (18) – Convertible Preferred Stock.

Liquidity and Going Concern
Pursuant to the requirements of ASC Topic 205-40, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, we are required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. This evaluation does not take into consideration the potential mitigating effect of our plans that have not been fully implemented or are not within our control as of the date the unaudited Condensed Consolidated Financial Statements are issued. When substantial doubt exists, we evaluate whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of our plans, however, is only considered if both (i) it is probable that the plans will be effectively implemented within one year after the date that the unaudited Condensed Consolidated Financial Statements are issued, and (ii) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited Condensed Consolidated Financial Statements are issued.

As of the date these financial statements were issued (the "issuance date"), we evaluated whether the following conditions or events, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern over the next twelve months beyond the issuance date.

Index
Over the past three fiscal years, we incurred operating losses of $79.9 million, $14.7 million and $33.8 million in fiscal 2024, 2023 and 2022, respectively. More recently, we recognized an operating loss of $129.2 million in the three months ended October 31, 2024. In addition, over the past three fiscal years, net cash used in operating activities was $54.5 million and $4.4 million in fiscal 2024 and 2023, respectively, and net cash provided by operating activities was $2.0 million in fiscal 2022. More recently, net cash used in operating activities was $21.8 million in the three months ended October 31, 2024. Our ability to meet future anticipated liquidity needs over the next year beyond the issuance date will largely depend on our ability to generate positive cash inflows from operations, maximize our borrowing capacity under our Credit Facility, as discussed further below, and/or secure other sources of outside capital. While we believe we will be able to generate sufficient positive cash inflows, maximize our borrowing capacity and secure outside capital, there can be no assurance our plans will be successfully implemented and, as such, we may be unable to continue as a going concern over the next year beyond the issuance date.

As discussed further in Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements – Note (10) – Credit Facility, on June 17, 2024, we entered into a $222.0 million credit facility with a new syndicate of lenders, which replaced our prior credit facility. As further discussed below, we subsequently amended the credit facility on October 17, 2024 (the "Credit Facility"). The Credit Facility consists of a committed $162.0 million term loan (“Term Loan”) and $60.0 million revolving loan (“Revolver Loan”). At both October 31, 2024 and January 10, 2025 (the date closest to the issuance date), total outstanding borrowings under the Credit Facility were $199.5 million. At both October 31, 2024 and January 10, 2025, $32.5 million was drawn on the Revolver Loan. As of the issuance date, our available sources of liquidity approximate $28.5 million, consisting solely of qualified cash and cash equivalents. That is, our available sources of liquidity do not include the remaining portion of the committed Revolver Loan due to the revolving lender's and Agent's consent right, discussed below, to any borrowings that exceed $32.5 million.

The Credit Facility, among other things, requires compliance with new restrictive and financial covenants, including: a maximum Net Leverage Ratio of 3.25x commencing with the fiscal quarter ending January 31, 2025; a minimum Fixed Charge Coverage Ratio of 1.20x commencing with the four fiscal quarter period ending January 31, 2025; a minimum Average Liquidity requirement at each fiscal quarter end of $20.0 million; and a minimum EBITDA of $35.0 million for the four fiscal quarter period ending October 31, 2025. Such ratios adjust under the Credit Facility in future periods. Over the next twelve months beyond the issuance date, commencing with our fiscal quarter ending January 31, 2025, we believe that we will not be able to comply with one or more of these covenants.

The Credit Facility was amended on October 17, 2024 to waive certain defaults or events of default, including in connection with our Net Leverage Ratio and Fixed Charge Coverage Ratio covenants as of July 31, 2024. The amendment also, among other things: (i) increased the interest rate margins applicable to the loans; (ii) modified certain financial and collateral reporting requirements; (iii) provided a consent right to the revolving lender and Agent with respect to $27.5 million of Revolver Loan borrowings above $32.5 million; (iv) permitted the incurrence of $25.0 million of senior unsecured subordinated debt (as described below); (v) amended the maturity date to the earlier of (x) July 31, 2028 or (y) 90 days prior to the earliest date that the debt under the Subordinated Credit Agreement (as defined below) becomes due and payable; and (vi) suspended certain financial covenant testing through the end of our fiscal quarter ending January 31, 2025.

In addition, we entered into a Subordinated Credit Agreement with the existing holders of our Convertible Preferred Stock (the “Subordinated Credit Agreement”) on October 17, 2024, which provides a subordinated unsecured term loan facility in the aggregate principal amount of $25.0 million (the “Subordinated Credit Facility”). The proceeds of the Subordinated Credit Facility: (i) cured our default on certain financial covenants under the Credit Facility, as discussed above; (ii) provided additional liquidity to us; and (iii) funded our general working capital needs.

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

Index
As of the issuance date, our plans to address our ability to continue as a going concern include, among other things:

•executing a strategy to transform Comtech (ongoing and future actions supporting our transformation strategy include: an exploration of strategic alternatives for our various businesses and product lines; the pursuit of further portfolio-shaping opportunities to enhance profitability, efficiency and focus; and the implementation of additional operational initiatives to both achieve profitable results from operations as well as to align our go-forward cost structure with our future state business), as discussed further in Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements – Note (21) – Cost Reduction and Restructuring Related Activities;
•pursuing initiatives to reduce investments in working capital, namely accounts receivable and inventory;
•improving process disciplines to attain and maintain profitable operations by entering into more favorable sales or service contracts;
•reevaluating our business plans to identify opportunities (e.g., within each of our segments) to focus future investment on our most strategic, high-margin revenue opportunities;
•reevaluating our business plans to identify opportunities to further reduce capital expenditures;
•seeking opportunities to improve liquidity through any combination of debt and/or equity financing (including possibly restructuring our Credit Facility, Convertible Preferred Stock and/or Subordinated Credit Facility); and
•seeking other strategic transactions and/or measures including, but not limited to, the potential sale or divestiture of assets in addition to the wind down of our steerable antenna product line in Basingstoke, U.K.

While we believe the implementation of some or all of the elements of our plans over the next year beyond the issuance date will be successful, these plans are not all solely within management’s control and, as such, we can provide no assurance our plans are probable of being effectively implemented as of the issuance date. Therefore, the adverse conditions and events described above are uncertainties that raise substantial doubt about our ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements in Part I. - Item 1. have been prepared on the basis that we will continue to operate as a going concern, which contemplates we will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying Condensed Consolidated Financial Statements do not include any adjustments that may result from the outcome of these uncertainties.

Our material cash requirements are for working capital, debt service (including interest and fees), capital expenditures, income tax payments, facilities lease payments and dividends related to our Convertible Preferred Stock, which are payable in kind or in cash under certain circumstances.

Our material cash requirements could increase beyond our current expectations due to factors, including but not limited to: (i) an inability to meet our current obligations under our Credit Facility and/or Subordinated Credit Facility as they become due, or to obtain future waivers or amendments from the lenders in the event compliance is not maintained; (ii) a future redemption by the holders of our Convertible Preferred Stock; (iii) general economic conditions; (iv) a change in government spending priorities and/or contracting decisions; (v) larger than usual customer orders; or (vi) actions we may take related to our strategic transformation.

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

In addition to making capital investments for our high-volume manufacturing centers, we have been making significant capital expenditures and building out cloud-based computer networks to support our previously announced NG-911 contract wins. We expect capital investments for these and other initiatives to continue throughout fiscal 2025.

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

Index
On July 13, 2022, we filed a $200.0 million shelf registration statement with the SEC for the sale of various types of securities, including debt securities. This shelf registration statement was declared effective by the SEC as of July 25, 2022 and expires on July 25, 2025. To date, we have not issued any securities pursuant to our $200.0 million shelf registration statement. Because of delinquencies in our Exchange Act reporting, we cannot issue securities under the shelf registration statement without first filing a post-effective amendment to such shelf registration statement with the SEC.

On September 29, 2020, our Board of Directors authorized a $100.0 million stock repurchase program, which replaced our prior program. The $100.0 million stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases of our common stock during the three months ended October 31, 2024 and 2023.

In fiscal 2023, we adjusted the Company’s capital allocation plans and determined to forgo a common stock dividend. Future common stock dividends, if any, remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval and certain voting rights of holders of our Convertible Preferred Stock.

At October 31, 2024, cash and cash equivalents includes $0.3 million of cash deposited as collateral in connection with outstanding standby letters of credit to guarantee future performance on certain customer contracts.

Commitments
In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of October 31, 2024, will materially adversely affect our liquidity. At October 31, 2024, cash payments due under contractual obligations (including estimated interest expense on our Credit Facility), excluding purchase orders that we entered into in our normal course of business, are as follows:

($ in thousands)	Total	Due Within 1 Year
Credit Facility - principal payments	$199,495	5,063
Credit Facility - interest payments	88,322	30,024
Operating lease obligations	41,622	7,981
Subordinated Credit Facility	25,000	—
Contractual cash obligations	$354,439	43,068

See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (10) - Credit Facility and Note (11) - Subordinated Credit Facility for additional information on the commitments under our Credit Facility and Subordinated Credit Facility, respectively, and Note (12) - Leases for additional information on our lease commitments. As stated above, the amounts in the table represent cash payments due under contractual obligations. However, over the next twelve months beyond the issuance date, commencing with our fiscal quarter ending January 31, 2025, we believe that we will not be able to comply with one or more of our financial covenants related to our Credit Facility and Subordinated Credit Facility. As a result, all amounts outstanding under our Credit Facility and Subordinated Credit Facility have been presented as current liabilities on our Condensed Consolidated Balance Sheets as of October 31, 2024.

As discussed in Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (18) – Convertible Preferred Stock, the holders of the Convertible Preferred Stock have the option to redeem such shares for cash: (i) in the event of the occurrence of an asset sale meeting certain criteria; (ii) on or after April 30, 2027 in the event of a satisfaction of the existing Credit Facility; and (iii) in all other cases, October 31, 2028. As the Convertible Preferred Stock are not mandatorily redeemable for cash, the redemption value of such shares are not presented in the table above.

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

Index
As discussed further in Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (20) - Legal Proceedings and Other Matters, we are subject to certain pending and threatened legal actions and a number of indemnification demands and we are incurring ongoing legal expenses in connection with these matters. Our insurance policies may not cover the cost of defending and/or resolving such matters. As a result, pending or future claims asserted against us by a party could result in legal costs and damages that could have a material adverse effect on our consolidated results of operations and financial condition.

We have entered into employment and/or change of control agreements, as well as indemnification agreements with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of the Company or termination of the employee.

Our Condensed Consolidated Balance Sheet at October 31, 2024 includes total liabilities of $8.7 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

RECENT ACCOUNTING PRONOUNCEMENTS

We are required to prepare our Condensed Consolidated Financial Statements in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") which is the source for all authoritative U.S. generally accepted accounting principles, which is commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs"). See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (3) – Adoption of Accounting Standards and Updates for further information.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from borrowings under our Credit Facility. Based on the amount of outstanding debt under our Credit Facility, a hypothetical change in interest rates by 10% would change interest expense by approximately $3.3 million over a one-year period. Although we do not currently use interest rate derivative instruments to manage exposure to interest rate changes, we may choose to do so in the future in connection with our Credit Facility.

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of October 31, 2024, we had cash and cash equivalents of $29.6 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of October 31, 2024, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

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

Based on this evaluation, we concluded that our disclosure controls and procedures were not effective as of October 31, 2024, as a result of the material weaknesses in our internal control over financial reporting discussed below.

Notwithstanding our material weaknesses, we have concluded that the condensed consolidated financial statements and other financial information included in this Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP").

Index
A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our Annual Report on Form 10-K for the year ended July 31, 2024, we did not design and maintain an effective control environment commensurate with our financial reporting requirements based on the criteria in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Framework (2013), as we lacked a sufficient complement of resources with an appropriate level of knowledge and experience to establish effective process and controls. The control environment material weakness contributed to other material weaknesses within our system of internal control over financial reporting at the control activity level, where we did not design and implement effective control activities, including controls related to revenue, inventory and other assets. Deficiencies in control activities contributed to accounting errors and the potential for there to have been material accounting errors within revenue, inventory and other assets.

In connection with our preparation of our Quarterly Report on Form 10-Q for the three months ended October 31, 2024, we identified an additional deficiency that individually represents a material weakness in our internal control over financial reporting. Specifically, we did not have a sufficient complement of internal and external resources with appropriate technical accounting expertise to perform control activities, or to reach appropriate accounting conclusions for complex accounting matters and transactions, which included debt, convertible preferred stock and related embedded derivatives.

Changes In Internal Control Over Financial Reporting

Other than for the material weaknesses described above, there have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during our fiscal quarter ended October 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index
PART II
OTHER INFORMATION
Item 1.     Legal Proceedings

See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (20) – Legal Proceedings and Other Matters of this Form 10-Q for information regarding legal proceedings and other matters.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the description of the risk factors affecting our business previously disclosed in “Part I. - Item 1A. - Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2024, as filed with the SEC on October 30, 2024, which are hereby incorporated by reference.

We may fail to realize all of the anticipated benefits of our strategic and operational initiatives, or those benefits may take longer to realize than expected.

We are continuing to execute a strategy to transform Comtech through the exploration of strategic alternatives for our various businesses and product lines, the pursuit of further portfolio-shaping opportunities to enhance profitability, efficiency and focus, and the implementation of additional operational initiatives to both achieve profitable results from operations, as well as to align our go-forward cost structure with our future state business. There can be no assurance that any of these initiatives will result in outcomes on terms acceptable to us or at all. Even if any of these initiatives were completed, there can be no assurance as to the timing of completing these activities. Moreover, we may not realize any or all of the anticipated benefits from our pursuit of these initiatives, and related transactions could in fact adversely affect our business. Our ability to realize the anticipated benefits of our transformation strategy will depend, to a large extent, on our ability to continue to focus on, and to achieve more predictable growth, related to our remaining business. Some of the anticipated benefits may not occur for a significant period of time. In addition, we may retain certain liabilities or obligations related to any disposed of businesses that may arise under contract or law, or may have difficulties enforcing our rights, contractual or otherwise, against the buyer. The outcome of these initiatives and the related transactions may not enhance long-term stockholder value as anticipated. Further, our strategic transformation could result in near term restructuring charges and a material impairment of our goodwill and/or intangible assets, among other things.

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

Pursuant to the requirements of ASC Topic 205-40, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, we are required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. This evaluation does not take into consideration the potential mitigating effect of our plans that have not been fully implemented or are not within our control as of the date the unaudited Condensed Consolidated Financial Statements are issued. When substantial doubt exists, we evaluate whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of our plans, however, is only considered if both (i) it is probable that the plans will be effectively implemented within one year after the date that the unaudited Condensed Consolidated Financial Statements are issued, and (ii) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited Condensed Consolidated Financial Statements are issued.

As of the date these financial statements were issued (the "issuance date"), we evaluated whether the following conditions or events, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern over the next twelve months beyond the issuance date.

Index
Over the past three fiscal years, we incurred operating losses of $79.9 million, $14.7 million and $33.8 million in fiscal 2024, 2023 and 2022, respectively. More recently, we recognized an operating loss of $129.2 million in the three months ended October 31, 2024. In addition, over the past three fiscal years, net cash used in operating activities was $54.5 million and $4.4 million in fiscal 2024 and 2023, respectively, and net cash provided by operating activities was $2.0 million in fiscal 2022. More recently, net cash used in operating activities was $21.8 million in the three months ended October 31, 2024. Our ability to meet future anticipated liquidity needs over the next year beyond the issuance date will largely depend on our ability to generate positive cash inflows from operations, maximize our borrowing capacity under our Credit Facility, as discussed further below, and/or secure other sources of outside capital. While we believe we will be able to generate sufficient positive cash inflows, maximize our borrowing capacity and secure outside capital, there can be no assurance our plans will be successfully implemented and, as such, we may be unable to continue as a going concern over the next year beyond the issuance date.

As discussed further in Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements – Note (10) – Credit Facility, on June 17, 2024, we entered into a $222.0 million credit facility with a new syndicate of lenders, which replaced our prior credit facility. As further discussed below, we subsequently amended the credit facility on October 17, 2024 (the "Credit Facility"). The Credit Facility consists of a committed $162.0 million term loan (“Term Loan”) and $60.0 million revolving loan (“Revolver Loan”). At both October 31, 2024 and January 10, 2025 (the date closest to the issuance date), total outstanding borrowings under the Credit Facility were $199.5 million. At both October 31, 2024 and January 10, 2025, $32.5 million was drawn on the Revolving Loan. As of the issuance date, our available sources of liquidity approximate $28.5 million, consisting solely of qualified cash and cash equivalents. That is, our available sources of liquidity do not include the remaining portion of the committed Revolver Loan due to the revolving lender's and Agent's consent right, discussed below, to any borrowings that exceed $32.5 million.

The Credit Facility, among other things, requires compliance with new restrictive and financial covenants, including: a maximum Net Leverage Ratio of 3.25x commencing with the fiscal quarter ending January 31, 2025; a minimum Fixed Charge Coverage Ratio of 1.20x commencing with the four fiscal quarter period ending January 31, 2025; a minimum Average Liquidity requirement at each fiscal quarter end of $20.0 million; and a minimum EBITDA of $35.0 million for the four fiscal quarter period ending October 31, 2025. Such ratios adjust under the Credit Facility in future periods. Over the next twelve months beyond the issuance date, commencing with our fiscal quarter ending January 31, 2025, we believe that we will not be able to comply with one or more of these covenants.

The Credit Facility was amended on October 17, 2024 to waive certain defaults or events of default, including in connection with our Net Leverage Ratio and Fixed Charge Coverage Ratio covenants as of July 31, 2024. The amendment also, among other things: (i) increased the interest rate margins applicable to the loans; (ii) modified certain financial and collateral reporting requirements; (iii) provided a consent right to the revolving lender and Agent with respect to $27.5 million of Revolver Loan borrowings above $32.5 million; (iv) permitted the incurrence of $25.0 million of senior unsecured subordinated debt (as described below); (v) amended the maturity date to the earlier of (x) July 31, 2028 or (y) 90 days prior to the earliest date that the debt under the Subordinated Credit Agreement (as defined below) becomes due and payable; and (vi) suspended certain financial covenant testing through the end of our fiscal quarter ending January 31, 2025.

In addition, we entered into a Subordinated Credit Agreement with the existing holders of our Convertible Preferred Stock (the “Subordinated Credit Agreement”) on October 17, 2024, which provides a subordinated unsecured term loan facility in the aggregate principal amount of $25.0 million (the “Subordinated Credit Facility”). The proceeds of the Subordinated Credit Facility: (i) cured our default on certain financial covenants under the Credit Facility, as discussed above; (ii) provided additional liquidity to us; and (iii) funded our general working capital needs.

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

Index
As of the issuance date, our plans to address our ability to continue as a going concern include, among other things:

•executing a strategy to transform Comtech (ongoing and future actions supporting our transformation strategy include: an exploration of strategic alternatives for our various businesses and product lines; the pursuit of further portfolio-shaping opportunities to enhance profitability, efficiency and focus; and the implementation of additional operational initiatives to both achieve profitable results from operations as well as to align our go-forward cost structure with our future state business), as discussed further in Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements – Note (21) – Cost Reduction and Restructuring Related Activities;
•pursuing initiatives to reduce investments in working capital, namely accounts receivable and inventory;
•improving process disciplines to attain and maintain profitable operations by entering into more favorable sales or service contracts;
•reevaluating our business plans to identify opportunities (e.g., within each of our segments) to focus future investment on our most strategic, high-margin revenue opportunities;
•reevaluating our business plans to identify opportunities to further reduce capital expenditures;
•seeking opportunities to improve liquidity through any combination of debt and/or equity financing (including possibly restructuring our Credit Facility, Convertible Preferred Stock and/or Subordinated Credit Facility); and
•seeking other strategic transactions and/or measures including, but not limited to, the potential sale or divestiture of assets in addition to the wind down of our steerable antenna product line in Basingstoke, U.K.

While we believe the implementation of some or all of the elements of our plans over the next year beyond the issuance date will be successful, these plans are not all solely within management’s control and, as such, we can provide no assurance our plans are probable of being effectively implemented as of the issuance date. Therefore, the adverse conditions and events described above are uncertainties that raise substantial doubt about our ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements in Part I. - Item 1. have been prepared on the basis that we will continue to operate as a going concern, which contemplates we will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying Condensed Consolidated Financial Statements do not include any adjustments that may result from the outcome of these uncertainties.

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

We may not continue to have access to the credit markets on acceptable terms and conditions, which could limit our ability to secure bonds required for existing and new projects.

We occasionally access the credit markets to obtain performance bonds, bid bonds, standby letters of credit and surety bonds to secure our performance of contractual obligations. We may not continue to have access to the capital markets or bank credit markets on terms acceptable to us, which could negatively affect our ability to bid new projects and our operating cash flows. Uncertainty with respect to the availability of these credit support lines could also impact the attractiveness and valuation of the relevant lines of business in connection with our strategic process. In addition, a downgrade in our credit rating could limit our ability to access the credit markets in order to provide performance bonds, bid bonds, standby letters of credit and surety bonds. Moreover, our customers and financial institutions with which we interact may exercise the right to require additional collateral based on market perceptions or market conditions, which could impair our access to and cost of funding certain projects.

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

Index
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

Further, the recent presidential election and congressional seat turnover may result in increased regulatory and economic uncertainty, including the spending priorities of the new U.S. presidential administration and Congress and what challenges budget reductions will present for us and our industry generally. For example, on November 12, 2024, President-elect Trump announced a planned advisory commission, the “Department of Government Efficiency,” to reform federal government processes and reduce expenditures. Changes in federal policy by the executive branch and regulatory agencies may occur over time through the new presidential administration’s and/or Congress’s policy and personnel changes, which could lead to changes involving the defense industry. However, the nature, timing and economic and political effects of such potential changes remain highly uncertain. Any future changes in U.S. policy and the United States’ response to global geopolitical developments could affect us in substantial and unpredictable ways. At this time, it is unclear whether and how any future changes or uncertainty surrounding future changes will adversely affect our operating environment and, therefore, demand for our products, our business, financial condition and results of operations.

The federal debt limit continues to be actively debated as plans for long-term national fiscal policy are discussed. The outcome of these discussions, which will be affected by the changes in presidential administration and in Congress following the elections in 2024, could have a significant impact on defense spending broadly and programs we support in particular. The failure of Congress to approve future budgets and/or increase the debt ceiling of the U.S. on a timely basis could delay or result in the loss of contracts for the procurement of our products and services and we may be asked or required to continue to perform for some period of time on certain of our U.S. government contracts, even if the U.S. government is unable to make timely payments. A decrease in DoD or Department of Homeland Security expenditures, the elimination or curtailment of a material program in which we are involved, or changes in payment patterns of our customers as a result of changes in U.S. government spending could have an adverse effect on our business, results of operations and financial condition.

On December 21, 2024, President Biden signed a bipartisan Continuing Resolution (CR; H.R. 10545) to extend federal spending and avert a government shutdown through March 14, 2025. Accordingly, it is still possible that a partial shutdown of the U.S. government may occur, or additional interim budgets may be adopted. As such, we may experience delayed orders, delayed payments and adverse impacts on our results of operations. We may experience related supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors. All of the aforementioned conditions and factors could have a material adverse effect on our business, results of operations and financial condition. Additionally, cost cutting, efficiency initiatives, reprioritization, other affordability analyses, and changes in budgetary priorities by our governmental customers, including the U.S. government, could adversely impact both of our operating segments. We are unable to predict the impact these or similar events could have on our business, financial position, results of operations or cash flows.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Index
Item 5.     Other Information

Compensatory Arrangements of Certain Officers

On January 10, 2025, we and Jeffery P. Robertson, President of the Terrestrial & Wireless Networks segment, entered into an amendment (the “Amendment”) to Mr. Robertson’s existing employment agreement, dated as of February 26, 2024 (the “Existing Employment Agreement”) and, on January 10, 2025, we and Mr. Robertson entered into a retention bonus agreement (the “Retention Agreement”).

Pursuant to the Amendment, Mr. Robertson will receive an increased annualized base salary of $550,000, retroactive to September 1, 2024. Mr. Robertson will continue to be eligible to receive an annual bonus with a target bonus of 75% of his annual base salary and a maximum bonus of up to 200% of his annual base salary (or such other amount as determined by the Compensation Committee) based on individual and Company performance goals and will still be entitled to participate in health, insurance, retirement, and other benefits provided generally to similarly situated employees of the Company.

The Amendment provides that, upon a divestiture of the Terrestrial & Wireless Networks segment while Mr. Robertson remains an employee of the Company, Mr. Robertson’s (i) awarded but unvested RSUs shall vest in full and (ii) long-term performance shares shall be accelerated on a pro-rata basis based on the number of days in the applicable performance period through the date of the closing of such transaction and on the performance measurement. In addition, if the Company closes a divestiture of the Terrestrial & Wireless Networks segment or consummates a change of control transaction which includes the Terrestrial & Wireless Networks segment and Mr. Robertson remains an employee of the Company, Mr. Robertson, in exchange for a release of claims, is entitled to receive a transaction payment based on the “net purchase price” of such transaction.

Pursuant to the Retention Agreement, Mr. Robertson, in exchange for continued compliance with the restrictive covenants set forth in the Retention Agreement (as described below), is entitled to receive a retention bonus of $268,125, with 33.33% due on the first regularly scheduled payroll date following February 28, 2025 and 66.67% due on the first regularly scheduled payroll date following May 31, 2025 (in both cases, subject to applicable tax withholdings and other authorized deductions). Such payments are subject to Mr. Robertson’s continued employment on each payment date and provided each payment date does not occur during a resignation period. Upon a termination without “cause” (as defined in the Retention Agreement) prior to a scheduled payment(s), in exchange for a release of claims, Mr. Robertson will be entitled to a pro-rata portion of the retention bonus that has not yet vested. In addition, if Mr. Robertson engages in “detrimental activity” (as defined in the Retention Agreement) prior to, or during the one year period following the final payment date of the retention bonus, we may direct (at any time, within one year thereafter) that all payments received pursuant to the Retention Agreement shall be immediately forfeited to us, and Mr. Robertson shall immediately pay the total of any net payments received. The Retention Agreement also contains customary restrictive covenants, including a perpetual confidentiality provision and a non-solicitation and non-hire covenant beginning on the first payment date of the retention bonus and ending on the date that is 12 months after the last payment date of the retention bonus.

The foregoing summary of the terms of the Existing Employment Agreement, the Amendment, and the Retention Agreement is subject to the full and complete terms of the Existing Employment Agreement, the Amendment, and the Retention Agreement which we expect to file as exhibits to our periodic report covering the effective date of the Amendment and the Retention Agreement.

Securities Trading Plans of Directors and Officers

During the three months ended October 31, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

Index

Item 6.    Exhibits

Exhibit 3.1 – Certificate of Designations designating the Series B-2 Convertible Preferred Stock, dated as of October 17, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated October 18, 2024)

Exhibit 3.2 – Form of Certificate of Elimination eliminating the Series B-1 Convertible Preferred Stock, dated as of October 23, 2024 (incorporated by reference to Exhibit 3(a)(v) to the Company’s Annual Report on Form 10-K, dated October 30, 2024)

Exhibit 4.1 – Form of Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated October 18, 2024)

Exhibit 10.1 – Waiver and Amendment No. 1 to Credit Agreement, dated as of October 17, 2024, by and among Comtech Telecommunications Corp., as borrower, the lenders named therein, TCW Asset Management Company LLC, as term loan agent, and Wingspire Capital LLC, as revolving agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 18, 2024)

Exhibit 10.2 – Subordinated Credit Agreement, dated as of October 17, 2024, by and among Comtech Telecommunications Corp., as borrower, the lenders named therein, and U.S. Bank Trust Company, National Association, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 18, 2024)

Exhibit 10.3 – Subscription and Exchange Agreement, dated as of October 17, 2024, by and among Comtech Telecommunications Corp. and the Investors named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated October 18, 2024)

Exhibit 10.4 – Form of Voting Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated October 18, 2024)

Exhibit 10.5 – Registration Rights Agreement, dated as of October 17, 2024, by and among Comtech Telecommunications Corp. and the Investors named therein (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated October 18, 2024)

Exhibit 10.6– Cooperation Agreement, dated November 17, 2024, by and among Comtech Telecommunications Corp. and Michael Porcelain, Fred Kornberg and Oleg Timoshenko (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 18, 2024)

Exhibit 10.7 - Employment Agreement between Comtech Telecommunications Corp. and John Ratigan, dated as of October 28, 2024

Exhibit 10.8 - Employment Agreement between Comtech Telecommunications Corp. and Kenneth H. Traub, dated as of November 27, 2024

Exhibit 10.9 – Form of Cash-Settled Performance Award Agreement Pursuant to Comtech Telecommunications Corp. 2023 Equity and Incentive Plan

Exhibit 10.10 – Form of Indemnification Agreement by and among Comtech Telecommunications Corp. and the Board of Directors and Certain Officers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated December 13, 2024)

Index
Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS - The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2024, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

Exhibit 101.SCH - Inline XBRL Taxonomy Extension Schema Document

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	January 13, 2025	By: /s/ Kenneth H. Traub
	(Date)	Kenneth H. Traub, Chairman of the Board
President and Chief Executive Officer
(Principal Executive Officer)

Date:	January 13, 2025	By: /s/ Michael A. Bondi
	(Date)	Michael A. Bondi
Chief Financial Officer
(Principal Financial and Accounting Officer)