Form 10-Q
period 2025-01-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2025-03-12
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of March 7, 2025, the number of outstanding shares of Common Stock, par value $0.10 per share, of the registrant was 29,346,599 shares.

Index

COMTECH TELECOMMUNICATIONS CORP. INDEX
		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	2

	Condensed Consolidated Balance Sheets - January 31, 2025 and July 31, 2024 (Unaudited)	2

	Condensed Consolidated Statements of Operations - Three and Six Months Ended January 31, 2025 and 2024 (Unaudited)	3

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity - Three and Six Months Ended January 31, 2025 and 2024 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows - Six Months Ended January 31, 2025 and 2024 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	45

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	73

Item 4.	Controls and Procedures	73

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	75

Item 1A.	Risk Factors	75

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	75

Item 4.	Mine Safety Disclosures	75

Item 5.	Other Information	75

Item 6.	Exhibits	75

	Signature Page	78

Index

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	January 31, 2025	July 31, 2024
Current assets:
Cash and cash equivalents	$26,666,000	32,433,000
Accounts receivable, net	167,197,000	195,595,000
Inventories, net	81,401,000	93,136,000
Prepaid expenses and other current assets	14,283,000	15,387,000
Total current assets	289,547,000	336,551,000
Property, plant and equipment, net	45,228,000	47,328,000
Operating lease right-of-use assets, net	30,231,000	31,590,000
Goodwill	204,625,000	284,180,000
Intangibles with finite lives, net	183,192,000	194,828,000
Deferred financing costs, net	1,806,000	3,251,000
Other assets, net	15,932,000	14,706,000
Total assets	$770,561,000	912,434,000
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,056,000	42,477,000
Accrued expenses and other current liabilities	53,470,000	62,245,000
Current portion of credit facility, net	186,434,000	4,050,000
Current portion of subordinated credit facility, net	28,729,000	—
Operating lease liabilities, current	7,363,000	7,869,000
Contract liabilities	65,616,000	65,834,000
Interest payable	641,000	1,072,000
Total current liabilities	385,309,000	183,547,000
Non-current portion of credit facility, net	—	173,527,000
Operating lease liabilities, non-current	28,667,000	30,258,000
Income taxes payable, non-current	2,516,000	2,231,000
Deferred tax liability, net	5,899,000	6,193,000
Long-term contract liabilities	20,253,000	21,035,000
Warrant and derivative liabilities	72,746,000	5,254,000
Other liabilities	4,146,000	4,060,000
Total liabilities	519,536,000	426,105,000
Commitments and contingencies (See Note 20)
Convertible preferred stock, par value $0.10 per share; authorized and issued 175,264 shares at January 31, 2025 (redemption value of $192,051,000 which includes accrued dividends of $1,430,000) and authorized and issued 171,827 shares at July 31, 2024 (redemption value of $180,076,000, which includes accrued dividends of $1,341,000)	122,317,000	180,076,000
Stockholders' equity:
Preferred stock, par value $0.10 per share; authorized and unissued 1,824,736 and 1,828,173 shares at January 31, 2025 and July 31, 2024, respectively	—	—
Common stock, par value $0.10 per share; authorized 100,000,000 shares; issued 44,380,110 and 43,766,109 shares at January 31, 2025 and July 31, 2024, respectively	4,438,000	4,377,000
Additional paid-in capital	614,858,000	640,145,000
Retained (deficit) earnings	(48,739,000)	103,580,000
	570,557,000	748,102,000
Less:
Treasury stock, at cost (15,033,317 shares at January 31, 2025 and July 31, 2024)	(441,849,000)	(441,849,000)
Total stockholders’ equity	128,708,000	306,253,000
Total liabilities, convertible preferred stock and stockholders’ equity	$770,561,000	912,434,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2025	2024	2025	2024
Net sales	$126,574,000	134,225,000	$242,374,000	286,136,000
Cost of sales	92,834,000	91,027,000	194,118,000	195,056,000
Gross profit	33,740,000	43,198,000	48,256,000	91,080,000

Expenses:
Selling, general and administrative	33,832,000	30,307,000	85,476,000	63,002,000
Research and development	4,354,000	6,843,000	8,067,000	14,655,000
Amortization of intangibles	5,043,000	5,288,000	11,636,000	10,577,000
Impairment of long-lived assets, including goodwill	—	—	79,555,000	—
Proxy solicitation costs	1,099,000	—	2,682,000	—
CEO transition costs	(331,000)	—	267,000	—
Gain on business divestiture, net	—	(2,213,000)	—	(2,213,000)
	43,997,000	40,225,000	187,683,000	86,021,000

Operating (loss) income	(10,257,000)	2,973,000	(139,427,000)	5,059,000

Other expenses (income):
Interest expense	11,008,000	5,265,000	20,540,000	10,197,000
Interest (income) and other	(126,000)	902,000	509,000	837,000
Write-off of deferred financing costs	—	—	1,412,000	—
Change in fair value of warrants and derivatives	28,568,000	—	34,092,000	—

Loss before (benefit from) provision for income taxes	(49,707,000)	(3,194,000)	(195,980,000)	(5,975,000)
(Benefit from) provision for income taxes	(968,000)	7,364,000	1,166,000	6,020,000

Net loss	$(48,739,000)	(10,558,000)	$(197,146,000)	(11,995,000)

(Loss) gain on extinguishment of convertible preferred stock	—	(13,640,000)	51,179,000	(13,640,000)

Adjustments to reflect redemption value of convertible preferred stock:
Convertible preferred stock issuance costs	—	(4,273,000)	—	(4,273,000)
Deemed contributions (dividends) on convertible preferred stock	26,383,000	(2,061,000)	(32,251,000)	(3,884,000)
Net loss attributable to common stockholders	$(22,356,000)	(30,532,000)	$(178,218,000)	(33,792,000)

Net loss per common share (See Note 6):
Basic	$(0.76)	(1.07)	$(6.06)	(1.18)
Diluted	$(0.76)	(1.07)	$(6.06)	(1.18)

Weighted average number of common shares outstanding – basic	29,339,000	28,662,000	29,393,000	28,704,000

Weighted average number of common and common equivalent shares outstanding – diluted	29,339,000	28,662,000	29,393,000	28,704,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)

	Three months ended January 31, 2025 and 2024
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of October 31, 2023	100,000	$114,034,000	43,268,782	$4,327,000	$638,652,000	$235,676,000	15,033,317	$(441,849,000)	$436,806,000
Equity-classified stock award compensation	—	—	—	—	2,189,000	—	—	—	2,189,000
Issuance of employee stock purchase plan shares	—	—	11,318	1,000	81,000	—	—	—	82,000
Issuance of restricted stock, net of forfeiture	—	—	(16,590)	(2,000)	2,000	—	—	—	—
Net settlement of stock-based awards	—	—	242,779	25,000	(1,624,000)	—	—	—	(1,599,000)
Extinguishment of convertible preferred stock	(100,000)	(115,721,000)	—	—	—	(13,640,000)	—	—	(13,640,000)
Issuance of convertible preferred stock	166,121	166,121,000	—	—	—	—	—	—	—
Convertible preferred stock issuance costs	—	(4,273,000)	—	—	—	—	—	—	—
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)		6,334,000	—	—	—	(6,334,000)	—	—	(6,334,000)
Reversal of dividend equivalents	—	—	—	—	—	13,000	—	—	13,000
Net loss	—	—	—	—	—	(10,558,000)	—	—	(10,558,000)
Balance as of January 31, 2024	166,121	$166,495,000	43,506,289	$4,351,000	$639,300,000	$205,157,000	15,033,317	$(441,849,000)	$406,959,000

Balance as of October 31, 2024	175,264	$148,700,000	43,927,127	$4,393,000	$587,820,000	$—	15,033,317	$(441,849,000)	$150,364,000
Equity-classified stock award compensation	—	—	—	—	1,170,000	—	—	—	1,170,000
Issuance of employee stock purchase plan shares	—	—	13,111	2,000	43,000	—	—	—	45,000
Issuance of restricted stock, net of forfeiture	—	—	37,216	3,000	(3,000)	—	—	—	—
Net settlement of stock-based awards	—	—	402,656	40,000	(560,000)	—	—	—	(520,000)
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)	—	(26,383,000)	—	—	26,383,000	—	—	—	26,383,000
Reversal of dividend equivalents	—	—	—	—	5,000	—	—	—	5,000
Net loss	—	—	—	—	—	(48,739,000)	—	—	(48,739,000)
Balance as of January 31, 2025	175,264	$122,317,000	44,380,110	$4,438,000	$614,858,000	$(48,739,000)	15,033,317	$(441,849,000)	$128,708,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)

	Six months ended January 31, 2025 and 2024
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of July 31, 2023	100,000	$112,211,000	43,096,271	$4,310,000	$636,925,000	$238,913,000	15,033,317	$(441,849,000)	438,299,000
Equity-classified stock award compensation	—	—	—	—	4,834,000	—	—	—	4,834,000
Issuance of employee stock purchase plan shares	—	—	24,117	2,000	174,000	—	—	—	176,000
Issuance of restricted stock, net of forfeiture	—	—	(2,686)	—	—	—	—	—	—
Net settlement of stock-based awards	—	—	388,587	39,000	(2,633,000)	—	—	—	(2,594,000)
Extinguishment of convertible preferred stock	(100,000)	(115,721,000)	—	—	—	(13,640,000)	—	—	(13,640,000)
Issuance of convertible preferred stock	166,121	166,121,000	—	—	—	—	—	—	—
Convertible preferred stock issuance costs		(4,273,000)	—	—	—	—	—	—	—
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)	—	8,157,000	—	—	—	(8,157,000)	—	—	(8,157,000)
Reversal of dividend equivalents	—	—	—	—	—	36,000	—	—	36,000
Net loss	—	—	—	—	—	(11,995,000)	—	—	(11,995,000)
Balance as of January 31, 2024	166,121	$166,495,000	43,506,289	$4,351,000	$639,300,000	$205,157,000	15,033,317	$(441,849,000)	$406,959,000

Balance as of July 31, 2024	171,827	$180,076,000	43,766,109	$4,377,000	$640,145,000	$103,580,000	15,033,317	$(441,849,000)	$306,253,000
Equity-classified stock award compensation	—	—	—	—	1,325,000	—	—	—	1,325,000
Issuance of employee stock purchase plan shares	—	—	27,586	3,000	80,000	—	—	—	83,000
Issuance of restricted stock, net of forfeiture	—	—	63,450	6,000	(6,000)	—	—	—	—
Net settlement of stock-based awards	—	—	522,965	52,000	(819,000)	—	—	—	(767,000)
Extinguishment of convertible preferred stock	(171,827)	(183,489,000)	—	—	—	51,179,000	—	—	51,179,000
Issuance of convertible preferred stock (at fair value), excluding embedded derivatives reported in Warrant and Derivative Liabilities	175,264	93,479,000	—	—	—	—	—	—	—
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)	—	32,251,000	—	—	(25,872,000)	(6,379,000)	—	—	(32,251,000)
Reversal of dividend equivalents	—	—	—	—	5,000	27,000	—	—	32,000
Net loss	—	—	—	—	—	(197,146,000)	—	—	(197,146,000)
Balance as of January 31, 2025	175,264	$122,317,000	44,380,110	$4,438,000	$614,858,000	$(48,739,000)	15,033,317	$(441,849,000)	$128,708,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended January 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(197,146,000)	(11,995,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	5,674,000	5,952,000
Amortization of intangible assets with finite lives	11,636,000	10,577,000
Amortization of stock-based compensation	1,325,000	4,834,000
Amortization of cost to fulfill assets	261,000	480,000
Paid-in-kind interest under term loan	5,528,000	—
Accretion of interest on subordinated credit facility	1,563,000	—
Amortization of deferred financing costs	2,157,000	1,543,000
Write-off of deferred financing costs	1,412,000	—
Change in fair value of warrants and derivatives	34,092,000	—
Gain on business divestiture, net	—	(2,213,000)
Changes in other liabilities	—	(2,067,000)
Loss on disposal of property, plant and equipment	299,000	19,000
Provision for allowance for doubtful accounts and contract assets	17,861,000	620,000
Provision for excess and obsolete inventory	13,534,000	1,473,000
Deferred income tax (benefit) expense	(493,000)	1,135,000
Impairment of long-lived assets, including goodwill	79,555,000	—
Changes in assets and liabilities, net of effects of divestiture:
Accounts receivable	10,537,000	(40,456,000)
Inventories	(1,799,000)	913,000
Prepaid expenses and other current assets	155,000	2,157,000
Other assets	(1,252,000)	2,397,000
Accounts payable	1,386,000	(19,345,000)
Accrued expenses and other current liabilities	(8,314,000)	(3,089,000)
Contract liabilities	(1,000,000)	2,807,000
Other liabilities, non-current	185,000	172,000
Interest payable	(431,000)	(51,000)
Income taxes payable	1,235,000	2,932,000
Net cash used in operating activities	(22,040,000)	(41,205,000)
Cash flows from investing activities:
Proceeds from business divestiture, net	—	32,425,000
Purchases of property, plant and equipment	(4,068,000)	(7,489,000)
Net cash (used in) provided by investing activities	(4,068,000)	24,936,000
Cash flows from financing activities:
Proceeds from subordinated credit facility	25,000,000	—
Proceeds from issuance of convertible preferred stock	—	43,200,000
Net borrowings under revolving loan	—	22,619,000
Repayment of term loan	—	(18,738,000)
Proceeds from issuance of employee stock purchase plan shares	83,000	176,000
Payment of deferred financing costs	(3,158,000)	(2,097,000)
Remittance of employees’ statutory tax withholding for stock awards	(1,181,000)	(3,798,000)
Payment of shelf registration costs	(170,000)	—
Cash dividends paid on common stock	(157,000)	(265,000)
Payment of convertible preferred stock issuance costs	(76,000)	(3,833,000)
Net cash provided by financing activities	20,341,000	37,264,000
Net (decrease) increase in cash and cash equivalents	(5,767,000)	20,995,000
Cash and cash equivalents at beginning of period	32,433,000	18,961,000
Cash and cash equivalents at end of period	$26,666,000	39,956,000
See accompanying notes to condensed consolidated financial statements.		(Continued)

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six months ended January 31,

	2025	2024
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$11,700,000	8,693,000
Income taxes, net	$639,000	1,951,000

Non-cash investing and financing activities:
Adjustment to reflect redemption value of convertible preferred stock	$32,251,000	8,157,000

Term loan amendment fee paid-in-kind	$3,250,000	—

Accrued additions to property, plant and equipment	$768,000	1,271,000

Accrued shelf registration costs	$47,000	20,000

Accrued deferred financing costs	$17,000	821,000

Issuance of restricted stock	$6,000	—

Reversal of dividend equivalents	$(32,000)	(36,000)

Unpaid convertible preferred stock issuance costs	$—	440,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     General

The accompanying Condensed Consolidated Financial Statements of Comtech Telecommunications Corp. and its subsidiaries ("Comtech," "we," "us," or "our") as of and for the three and six months ended January 31, 2025 and 2024 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

During the three and six months ended January 31, 2025, we reclassified warrant liabilities as of July 31, 2024 from "Other Liabilities" to "Warrant and Derivative Liabilities" on the Condensed Consolidated Balance Sheets to conform to the current period presentation.

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

Over the past three fiscal years, we incurred operating losses of $79,890,000, $14,660,000 and $33,752,000 in fiscal 2024, 2023 and 2022, respectively. More recently, we recognized an operating loss of $10,257,000 and $139,427,000 in the three and six months ended January 31, 2025. In addition, over the past three fiscal years, net cash used in operating activities was $54,495,000 and $4,433,000 in fiscal 2024 and 2023, respectively, and net cash provided by operating activities was $1,997,000 in fiscal 2022. More recently, net cash used in operating activities was $22,040,000 in the six months ended January 31, 2025. Our ability to meet future anticipated liquidity needs over the next year beyond the issuance date will largely depend on our ability to generate positive cash inflows from operations, maximize our borrowing capacity under our Credit Facility, as discussed further below, and/or secure other sources of outside capital. While we believe we will be able to generate sufficient positive cash inflows, maximize our borrowing capacity and secure outside capital, there can be no assurance our plans will be successfully implemented and, as such, we may be unable to continue as a going concern over the next year beyond the issuance date.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As discussed further in Note (10) – Credit Facility, on June 17, 2024, we entered into a credit facility with a new syndicate of lenders, which replaced our prior credit facility. As further discussed below, we subsequently amended the credit facility on October 17, 2024 and March 3, 2025 (the "Credit Facility"). The Credit Facility consists of a committed $162,000,000 term loan (“Term Loan”) and $56,821,000 revolving loan (“Revolver Loan”). At January 31, 2025 and March 10, 2025 (the date closest to the issuance date), total outstanding borrowings under the Credit Facility were $202,940,000 and $168,008,000, respectively. At January 31, 2025 and March 10, 2025, $32,500,000 and $23,416,000, respectively, was drawn on the Revolver Loan. As of the issuance date, our available sources of liquidity approximate $27,413,000, consisting of qualified cash and cash equivalents and the remaining available portion of the committed Revolver Loan.

The Credit Facility was amended on October 17, 2024 and March 3, 2025 to waive all defaults under the Credit Facility, specifically in connection with our Net Leverage Ratio and Fixed Charge Coverage Ratio covenants as of July 31, 2024 and January 31, 2025, respectively. Cumulatively, the amendments also, among other things: (i) reduced the interest rate margins applicable to the Term Loan; (ii) permitted the incurrence of $65,000,000 of total senior unsecured subordinated debt (as described below); (iii) suspended testing of the Net Leverage Ratio and the Fixed Charge Coverage Ratio covenants until October 31, 2025; (iv) suspended our ability to pay interest in-kind until after the interest rate margins are tested based on net leverage ratios; (v) provided the lenders a consent right with respect to Revolver Loan borrowings above $29,321,000; and (vi) amended the maturity date to the earlier of: (x) July 31, 2028; or (y) 90 days prior to the earliest date that the debt under the Subordinated Credit Facility (as defined below) becomes due and payable.

The Credit Facility requires compliance with restrictive and financial covenants, including: a maximum Net Leverage Ratio of 3.15x commencing with the four fiscal quarter period ending October 31, 2025; a minimum Fixed Charge Coverage Ratio of 1.25x commencing with the four fiscal quarter period ending October 31, 2025; a minimum Average Liquidity requirement at each fiscal quarter end of $17,500,000; and a minimum EBITDA of $35,000,000 for the four fiscal quarter period ending October 31, 2025. Such covenants adjust under the Credit Facility in future periods. Over the next twelve months beyond the issuance date, we believe that it is probable we will not be able to comply with one or more of these covenants.

As discussed further in Note (11) – Subordinated Credit Facility, on October 17, 2024, we entered into a Subordinated Credit Agreement with the existing holders of our Convertible Preferred Stock which provided for an initial subordinated unsecured term loan facility in the aggregate principal amount of $25,000,000. On March 3, 2025, we entered into an amendment to the Subordinated Credit Agreement (“Subordinated Credit Facility”). In addition to waiving certain defaults or events of default under the Subordinated Credit Facility, including in connection with our Net Leverage Ratio and Fixed Charge Coverage Ratio covenants as of January 31, 2025, cumulatively, the Subordinated Credit Facility, among other things: (i) provides for a total $65,000,000 facility; and (ii) suspended testing of the Net Leverage Ratio and the Fixed Charge Coverage Ratio covenants under the Subordinated Credit Facility until October 31, 2025. The net proceeds of the Subordinated Credit Facility cured our defaults on certain financial covenants under the Credit Facility, as discussed above, and were principally used to repay a portion of the Term Loan and Revolving Loan on March 3, 2025 and to fund our general working capital needs. At January 31, 2025 and March 10, 2025 (the date closest to the issuance date), total outstanding borrowings under the Subordinated Credit Facility (excluding accreted interest) were $25,000,000 and $65,000,000, respectively.

Our ability to meet our current obligations as they become due may be impacted by our ability to remain compliant with the financial covenants required by the Credit Facility and Subordinated Credit Facility, or to obtain future waivers or amendments from the lenders in the event compliance is not maintained. While we believe we will be able to secure such waivers or amendments, as needed, there can be no assurance such waivers or amendments will be secured or on terms that are acceptable to us. If we are unable to secure waivers or amendments, the lenders may declare an event of default, which would cause an immediate acceleration and repayment of all outstanding principal, interest and fees due under our Credit Facility and Subordinated Credit Facility. Absent our ability to repay the forgoing amounts upon the declaration of an event of default, the lenders may exercise their rights and remedies under the Credit Facility and Subordinated Credit Facility, which may include, among others, a seizure of substantially all of our assets and/or the liquidation of our operations. If an event of default occurs that allows the lenders to exercise these rights and remedies over the next year beyond the issuance date, we will be unable to continue as a going concern.

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

CEO Transition Costs and Related
On March 12, 2024, Ken Peterman's employment with the Company was terminated for cause and the Board of Directors (the "Board") appointed John Ratigan as interim CEO and Mark Quinlan as Chairman of the Board ("Chairman"). Prior to the changes, John Ratigan served as our Chief Corporate Development Officer and Mark Quinlan served as a member of our Board. Upon termination of his employment, Ken Peterman was deemed to have resigned from his position as Chairman and as a director pursuant to his employment contract. On October 28, 2024, John Ratigan became our President and CEO. On November 26, 2024, existing Board members, Kenneth H. Traub and Lieutenant General (Retired) Bruce T. Crawford, were appointed Executive Chairman and Lead Independent Director, respectively, and Mark Quinlan resigned from his position as Chairman. On January 13, 2025, the Board named Mr. Traub as President and CEO in addition to his current role as Chairman, replacing Mr. Ratigan effective immediately. Pursuant to his separation agreement and release, Mr. Ratigan resigned from his position as President and CEO and as a director. During the three months ended January 31, 2025, we recorded a $331,000 net benefit associated with our CEO transition-related activities. Such net benefit primarily represents a recovery of certain legal matter related costs, partially offset by severance costs for Mr. Ratigan pursuant to his employment agreement. During the six months ended January 31, 2025, we recorded a $267,000 net expense associated with our CEO transition-related activities. Such net expense primarily represents certain legal matter related costs and third party CEO search firm expenses. There were no similar costs in the corresponding periods of the prior year.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Proxy Solicitation Costs
On November 17, 2024, we entered into a cooperation agreement (the “Cooperation Agreement”) with Fred Kornberg, Michael Porcelain and Oleg Timoshenko (collectively the “Investor Group”). Pursuant to the Cooperation Agreement, our Board appointed Michael J. Hildebrandt to serve on the Board and agreed to nominate, support and recommend Mr. Hildebrandt for election at our Fiscal 2024 Annual Meeting of Stockholders (the "2024 Annual Meeting"). Also, we agreed not to renominate two incumbent directors for election at the 2024 Annual Meeting and the Investor Group agreed to withdraw its nomination of candidates for election to the Board at the 2024 Annual Meeting to, instead, support our slate of directors for election. Pursuant to the Cooperation Agreement, we and the Investor Group will cooperate to identify an additional candidate to be appointed to the Board at a later date as an independent director. During the three and six months ended January 31, 2025, we incurred $1,099,000 and $2,682,000 in proxy solicitation costs, consisting principally of legal and advisory fees. There were no similar costs in the corresponding periods of the prior year. In connection with the Cooperation Agreement and Investor Group’s nomination of candidates to the Board and related matters, the Investor Group is entitled to the reimbursement of its documented out-of-pocket fees and expenses, subject to certain limitations, in an amount not to exceed $350,000. Such amount was expensed and paid in the second quarter of fiscal 2025.

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

CGC Divestiture - In fiscal 2024, we performed a detailed evaluation of our Satellite and Space Communications segment's product portfolio to identify opportunities to further divest, separate and/or rationalize non-core businesses or facilities. Consistent with this effort, in our fourth quarter of fiscal 2024, we made the decision to exit our operations in Basingstoke, United Kingdom. Such operations were established in connection with our fiscal 2020 acquisition of CGC Technology Limited, which primarily served customers in Europe. Following the acquisition, Comtech continued to invest in the Basingstoke facility to advance LEO constellation-based antenna technologies in anticipation of significant production orders. Net sales for this product line in fiscal 2024, 2023 and 2022 were $4,001,000, $9,969,000 and $11,188,000, respectively. Operating losses for this product line in fiscal 2024, 2023 and 2022 were $32,331,000, $8,203,000 and $9,897,000, respectively. Taking into consideration the significant ongoing investment, as well as unfavorable contract terms on prospective antenna sales, we concluded such operations would not generate an attractive return on invested capital and made the decision to exit these operations (the "CGC Divestiture"). During the six months ended January 31, 2025, we reversed $4,157,000 of net sales and $1,403,000 of related accrued contract costs, respectively, to account for the termination of various revenue contracts with customers, all of which was recorded in the first quarter of fiscal 2025. During the three and six months ended January 31, 2025, we expensed $863,000 and $5,788,000, respectively, in restructuring charges related to the wind-down of such operations, including a $2,948,000 write-down related to inventory no longer considered salable in the first quarter of fiscal 2025. While anticipated to improve our future profitability, actions related to the CGC Divestiture may result in additional near-term restructuring charges.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3)     Adoption of Accounting Standards and Updates

We are required to prepare our Condensed Consolidated Financial Statements in accordance with the FASB ASC, which is the source for all authoritative U.S. generally accepted accounting principles, which are commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs"). During the six months ended January 31, 2025, the following FASB ASUs have been issued and incorporated into the FASB ASC and have not yet been adopted by us as of January 31, 2025:

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

•FASB ASU No. 2024-03, which requires more detailed disclosures of certain categories of expenses (including purchases of inventory, employee compensation, depreciation, and amortization) that are components of existing expense captions presented on the face of the income statement. All entities are required to apply the guidance prospectively with an option for retrospective application. This ASU is effective for annual reporting periods beginning after December 15, 2026 (our fiscal year beginning on August 1, 2027), and interim periods within annual reporting periods beginning after December 15, 2027 (our interim period beginning on August 1, 2028), with early adoption permitted, as clarified in ASU No. 2025-01 issued January 6, 2025. We are evaluating the impact of this ASU on our Condensed Consolidated Financial Statements and disclosures.

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

	Three months ended January 31,		Six months ended January 31,
	2025	2024	2025	2024
United States
U.S. government	35.4%	31.5%	35.4%	33.5%
Domestic	45.5%	42.9%	46.9%	41.5%
Total United States	80.9%	74.4%	82.3%	75.0%

International	19.1%	25.6%	17.7%	25.0%
Total	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. For the three and six months ended January 31, 2025 and 2024, except for the U.S. government, there were no customers that represented 10.0% or more of consolidated net sales. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented 10.0% or more of consolidated net sales for the three and six months ended January 31, 2025 and 2024.

The following tables summarize our disaggregation of revenue consistent with information reviewed by our CODM for the three and six months ended January 31, 2025 and 2024. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors which impact our business:

	Three months ended January 31, 2025			Six months ended January 31, 2025
	Satellite and Space Communications	Terrestrial and Wireless Networks	Total	Satellite and Space Communications	Terrestrial and Wireless Networks	Total
Geographical region and customer type
U.S. government	$44,192,000	598,000	$44,790,000	$84,619,000	1,196,000	$85,815,000
Domestic	8,987,000	48,603,000	57,590,000	13,834,000	99,763,000	113,597,000
Total United States	53,179,000	49,201,000	102,380,000	98,453,000	100,959,000	199,412,000

International	20,542,000	3,652,000	24,194,000	34,201,000	8,761,000	42,962,000
Total	$73,721,000	52,853,000	$126,574,000	$132,654,000	109,720,000	$242,374,000
Contract type
Firm fixed-price	$52,624,000	52,853,000	$105,477,000	$100,885,000	109,720,000	$210,605,000
Cost reimbursable	21,097,000	—	21,097,000	31,769,000	—	31,769,000
Total	$73,721,000	52,853,000	$126,574,000	$132,654,000	109,720,000	$242,374,000
Transfer of control
Point in time	$34,852,000	615,000	$35,467,000	$65,026,000	1,337,000	$66,363,000
Over time	38,869,000	52,238,000	91,107,000	67,628,000	108,383,000	176,011,000
Total	$73,721,000	52,853,000	$126,574,000	$132,654,000	109,720,000	$242,374,000

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

The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on our Condensed Consolidated Balance Sheets. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. For certain contracts with provisions that are intended to protect customers in the event we do not satisfy our performance obligations, billings occur subsequent to revenue recognition, resulting in unbilled receivables. Under ASC 606, unbilled receivables constitute contract assets. Except for certain unbilled receivables (see Note (7) - Accounts Receivable) and work in process inventory (see Note (8) - Inventories), there were no other material impairment losses recognized on contract assets during the three and six months ended January 31, 2025 and 2024, respectively. On large long-term contracts, and for contracts with international customers that do not do business with us regularly, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to-date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract. Under the typical payment terms for our contracts accounted for at a point in time, costs are accumulated in inventory until the time of billing, which generally coincides with revenue recognition. Of the current contract liability balance of $65,834,000 at July 31, 2024 and $66,351,000 at July 31, 2023, $39,348,000 and $30,057,000 was recognized as revenue during the six months ended January 31, 2025 and 2024, respectively.

We recognize the incremental costs to obtain or fulfill a contract as an expense when incurred if the amortization period of the asset is one year or less; otherwise, such costs are capitalized and amortized over the estimated life of the contract. During the three months ended January 31, 2025 and 2024, incremental costs to obtain or fulfill contracts with an amortization period greater than one year were $789,000 and $769,000, respectively. During the six months ended January 31, 2025 and 2024, incremental costs to obtain or fulfill contracts with an amortization period greater than one year were $1,954,000 and $1,252,000, respectively.

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

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under indefinite delivery / indefinite quantity ("IDIQ") contracts. As of January 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $763,801,000 (which represents the amount of our consolidated funded backlog). We estimate that a substantial portion of our remaining performance obligations at January 31, 2025 will be completed and recognized as revenue during the next twenty-four month period, with the rest thereafter. During the six months ended January 31, 2025, revenue recognized from performance obligations satisfied, or partially satisfied, in previous periods (for example due to changes in the transaction price) was not material.

(5)    Fair Value Measurements and Financial Instruments

Using the fair value hierarchy described in FASB ASC 820 "Fair Value Measurements and Disclosures," we valued our cash and cash equivalents using Level 1 inputs that were based on quoted market prices. We believe that the carrying amounts of our other current financial assets (such as accounts receivable) and other current liabilities (including accounts payable, accrued expenses and the current portion of long-term debt) approximate their fair values due to their short-term maturities. Additionally, the carrying amounts of our senior debt approximate their fair values due to variable interest rates and pricing grids related to such debt, as amended.

Level 3 inputs are unobservable inputs developed using the best available information under the circumstances. Level 3 inputs are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect our assumptions related to how market participants would use similar inputs to price the asset or liability.

As further discussed in Note (10) - Credit Facility, we used Level 3 inputs to value the warrants issued to lenders in connection with our Credit Facility. As of January 31, 2025, we determined the fair value of such warrants based on the Black-Scholes option pricing model using the following estimates: exercise price of $0.10, risk free rate of 4.4%, volatility of 65.0%, and expected life of 6.4 years. We also used Level 3 inputs to value the combined embedded derivative liability associated with our Credit Facility. As of January 31, 2025, we determined the fair value of the combined embedded derivative liability using a with-and-without scenario-based discounted cash flow method, which reflected our estimates regarding the probability and timing of events that could result in additional payments of interest and/or fees to such lenders as stated in our Credit Facility.

As further discussed in Note (11) - Subordinated Credit Facility, we used Level 3 inputs to value the make-whole amount and combined embedded derivative liability associated with our Subordinated Credit Facility. As of January 31, 2025, we determined the fair value of the combined embedded derivative liability using a with-and-without scenario-based discounted cash flow method, which reflected our estimates regarding the probability and timing of events that could result in additional payments of interest and/or accelerated payments of principal and make-whole amounts to such lenders as stated in our Subordinated Credit Facility.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As further discussed in Note (18) - Convertible Preferred Stock, we used Level 3 inputs to value the warrants contingently issuable and combined embedded derivative liability associated with our Convertible Preferred Stock. As of January 31, 2025, we determined the fair value of Convertible Preferred Stock warrants using the Monte Carlo simulation model with the following assumptions: expected life of 5.9 years; risk free rate of 4.4%; expected volatility of 65.0%; and dividend yield of 0%. As of January 31, 2025, we determined the fair value of the combined embedded derivative liability using a with-and-without scenario-based discounted cash flow method, which reflected our estimates regarding the probability and timing of events that could result in additional and/or accelerated payments to our preferred shareholders, or the conversion of the Convertible Preferred Stock into common stock, pursuant to the terms of our Convertible Preferred Stock.

As of January 31, 2025 and July 31, 2024, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

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

There were no repurchases of our common stock during the three and six months ended January 31, 2025 and 2024. See Note (19) - Stockholders’ Equity for more information.

Weighted average stock options, RSUs and restricted stock outstanding of 1,314,000 and 1,111,000 shares for the three months ended January 31, 2025 and 2024, respectively, and 1,148,000 and 1,139,000 shares for the six months ended January 31, 2025 and 2024, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 694,000 and 719,000 weighted average performance shares outstanding for the three months ended January 31, 2025 and 2024, respectively, and 507,000 and 699,000 weighted average performance shares outstanding for the six months ended January 31, 2025 and 2024, respectively, as the performance conditions have not yet been satisfied. However, the numerator for EPS calculations for each respective period is reduced by the compensation expense related to these awards.

Weighted average common shares related to warrants issued in connection with entering the Credit Facility on June 17, 2024 of 1,396,000 and 1,405,000 for the three and six months ended January 31, 2025, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Weighted average common shares of 162,000 for the three and six months ended January 31, 2024 related to our acquisition of UHP in March 2021 were not included in our diluted EPS calculation because their effect would have been anti-dilutive. As of July 31, 2024, all of the shares held in escrow related to the UHP acquisition were settled.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Weighted average common shares underlying the assumed conversion of convertible preferred stock, on an if-converted basis, of 24,036,000 and 6,866,000, for the three months ended January 31, 2025 and 2024, respectively, and 23,545,000 and 5,812,000, for the six months ended January 31, 2025 and 2024, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. As a result, the numerator for our basic and diluted EPS calculation for the three and six months ended January 31, 2025 and 2024 is the respective net loss attributable to common stockholders.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended January 31,		Six months ended January 31,
	2025	2024	2025	2024
Numerator:
Net loss	$(48,739,000)	(10,558,000)	$(197,146,000)	(11,995,000)
Gain (loss) on extinguishment of convertible preferred stock	—	(13,640,000)	51,179,000	(13,640,000)
Convertible preferred stock issuance costs	—	(4,273,000)	—	(4,273,000)
Deemed contributions (dividends) on convertible preferred stock	26,383,000	(2,061,000)	(32,251,000)	(3,884,000)
Net loss attributable to common stockholders	$(22,356,000)	(30,532,000)	$(178,218,000)	(33,792,000)

Denominator:
Denominator for basic and diluted calculation	29,339,000	28,662,000	29,393,000	28,704,000

As discussed further in Note (18) - Convertible Preferred Stock, such shares of preferred stock represent a "participating security" as defined in ASC 260. As a result, our EPS calculations for the three and six months ended January 31, 2025 and 2024 were based on the two-class method. Given the net loss attributable to common stockholders for the three and six months ended January 31, 2025 and 2024, there was no impact of applying the two-class method to our reported basic or diluted earnings per common share.

(7)     Accounts Receivable

Accounts receivable consist of the following at:

	January 31, 2025	July 31, 2024
Receivables from commercial and international customers	$58,599,000	53,108,000
Unbilled receivables from commercial and international customers	63,679,000	72,540,000
Receivables from the U.S. government and its agencies	42,259,000	20,682,000
Unbilled receivables from the U.S. government and its agencies	22,453,000	51,197,000
Total accounts receivable	186,990,000	197,527,000
Less allowance for doubtful accounts	19,793,000	1,932,000
Accounts receivable, net	$167,197,000	195,595,000

Unbilled receivables as of January 31, 2025 relate to contracts-in-progress for which revenue has been recognized, but for which we have not yet earned the right to bill the customer for work performed to-date. Under ASC 606, unbilled receivables constitute contract assets.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the six months ended January 31, 2025, we reversed cumulative revenues and associated contract receivables due to changes in estimates of revenue and costs for certain contracts. With respect to such changes in estimates, we:

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

•reversed $1,004,000 of cumulative revenue and associated unbilled receivable contract assets as a result of being assessed late delivery penalties during the first quarter of fiscal 2025 on a separate contract to deliver Modular Transportable Transmission Systems (or "MTTS" troposcatter solutions) to the same international customer referenced above;

•reversed $4,157,000 of cumulative revenue and $3,003,000 of associated unbilled receivable contract assets as a result of terminating certain customer contracts during the first quarter of fiscal 2025 in connection with the CGC Divestiture; and

•reversed $1,752,000 of cumulative revenue and $1,585,000 of associated unbilled receivable contract assets due to higher expected costs at completion identified during the six months ended January 31, 2025, as we advanced certain nonrecurring engineering related projects in our satellite ground infrastructure product line through development and toward production.

After adjusting for those amounts identified above, management estimates that a substantial portion of the remaining contract assets not yet billed at January 31, 2025 will be billed and collected within one year. Accounts receivable in the table above excludes $824,000 of long-term unbilled receivables presented within "Other assets, net" on the Condensed Consolidated Balance Sheets as of July 31, 2024.

As of January 31, 2025, the U.S. government (and its agencies) and an international customer and reseller of our troposcatter technologies, represented 34.6% and 13.3% of total accounts receivable, respectively. There were no other customers which accounted for greater than 10% of total accounts receivable.

As of July 31, 2024, the U.S. government (and its agencies), an international customer and reseller of our troposcatter technologies and AT&T, represented 36.4%, 11.3% and 10.9% of total accounts receivable, respectively. There were no other customers which accounted for greater than 10% of total accounts receivable.

(8)     Inventories

Inventories consist of the following at:

	January 31, 2025	July 31, 2024
Raw materials and components	$70,600,000	72,820,000
Work-in-process and finished goods	38,324,000	38,587,000
Total inventories	108,924,000	111,407,000
Less reserve for excess and obsolete inventories	27,523,000	18,271,000
Inventories, net	$81,401,000	93,136,000

As of January 31, 2025 and July 31, 2024, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $3,026,000 and $2,869,000, respectively, and the amount of inventory related to contracts from third-party commercial customers who outsource their manufacturing to us was $2,028,000 and $2,204,000, respectively.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As discussed in Note (1) – General – Liquidity and Going Concern, in connection with our initiatives to transform our Company (e.g., reevaluating our business plans to identify opportunities to focus future investment on our most strategic, high-margin revenue opportunities), during the six months ended January 31, 2025, we recorded a non-cash charge of $11,369,000 within Cost of Sales on our Condensed Consolidated Statement of Operations. Such non-cash charge primarily related to the write down of inventory during the first quarter of fiscal 2025 associated with approximately 70 products within our satellite ground infrastructure product line that were discontinued. As discussed in Note (2) – Business Divestitures, such non-cash charge also included the write down of inventory associated with the CGC Divestiture, which was determined during the first quarter of fiscal 2025 to no longer be salable.

During the six months ended January 31, 2025, we also expensed $1,082,000 of work in process inventory related to certain loss contracts in our satellite ground infrastructure product line accounted for under the point in time revenue recognition model.

(9)     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	January 31, 2025	July 31, 2024
Accrued wages and benefits	$19,339,000	22,131,000
Accrued contract costs	9,561,000	17,267,000
Accrued warranty obligations	8,578,000	7,049,000
Accrued commissions and royalties	5,280,000	5,396,000
Accrued legal costs	1,538,000	3,092,000
Other	9,174,000	7,310,000
Accrued expenses and other current liabilities	$53,470,000	62,245,000

Accrued contract costs represent direct and indirect costs on contracts as well as estimates of amounts owed for invoices not yet received from vendors or reflected in accounts payable.

Accrued warranty obligations as of January 31, 2025 relate to estimated liabilities for assurance type warranty coverage that we provide to our customers. We generally provide warranty coverage for some of our products for a period of at least one year from the date of delivery. We record a liability for estimated warranty expense based on historical claims, product failure rates, consideration of contractual obligations, future costs to resolve software issues and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Changes in our accrued warranty obligations during the six months ended January 31, 2025 and 2024 were as follows:

	Six months ended January 31,
	2025	2024
Balance at beginning of period	$7,049,000	8,285,000
Provision for warranty obligations	3,179,000	(27,000)
Charges incurred	(1,650,000)	(896,000)
Adjustments for changes in estimates	—	(100,000)
PST Divestiture	—	(418,000)
Balance at end of period	$8,578,000	6,844,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(10)     Credit Facility

On June 17, 2024, we entered into a senior secured loan facility with a syndicate of lenders which replaced our prior credit facility and, as further discussed below, we subsequently amended the credit facility on October 17, 2024 and March 3, 2025 (the "Credit Facility"). The Credit Facility consists of: (i) a $162,000,000 term loan (the "Term Loan" facility) and (ii) an asset-based revolving credit facility with revolving commitments in an aggregate principal amount of $56,821,000, subject to borrowing base limitations as described below (the "Revolving Loan" facility). At closing, the proceeds were used to repay the prior credit facility in full and for working capital and other general corporate purposes. The obligations under the Credit Facility are guaranteed by certain of our domestic and foreign subsidiaries (the "Guarantors"), who have granted for the benefit of the lenders, a lien on, and first priority security interest in, substantially all of our tangible and intangible assets.

On October 17, 2024, we entered into the first amendment to the Credit Facility in order to waive certain defaults or events of default that occurred, including in connection with our Net Leverage Ratio and Fixed Charge Coverage Ratio covenants for our fourth quarter of fiscal 2024. The amendment also, among other things: (i) increased the interest rate margins applicable to the loans (as described in further detail below); (ii) modified certain financial and collateral reporting requirements; (iii) provided a consent right to the revolving lender and Agent with respect to $27,500,000 of revolver borrowings above $32,500,000; (iv) permitted the incurrence of $25,000,000 of senior unsecured subordinated debt (as described further in Note (11) – Subordinated Credit Facility); (v) amended the maturity date to the earlier of (x) July 31, 2028 or (y) 90 days prior to the earliest date that the debt under the Subordinated Credit Agreement becomes due and payable (the "Senior Credit Facility Maturity Date"); and (vi) suspended certain financial covenant testing through the fiscal quarter ended January 31, 2025. We accounted for the October 17, 2024 amendment to our Credit Facility as a modification.

In connection with entering the Credit Facility, the Term Loan lenders received 1,435,884 detachable warrants ("Lender warrants") granted at an exercise price of $0.10 per common share which entitles the Term Loan lenders to purchase 1,435,884 shares of our common stock from us at any time and from time to time after the Closing Date and on or prior to June 17, 2031, subject to certain adjustments. If the Term Loan is refinanced, the Term Loan lenders have the right to sell up to 50.0% of the warrants back to us for cash, at a 10.0% discount to the 30-day volume weighted average price of our common stock, subject to certain adjustments. We determined that the Lender warrants met the definition of a freestanding financial instrument that should be accounted for as a liability. We established an initial Lender warrant liability of $3,011,000, which was allocated as a discount against the Term Loan proceeds. The Lender warrant liability is classified in "Warrant and Derivative Liabilities" on the Condensed Consolidated Balance Sheets and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs, until the Lender warrants are exercised or expire. Changes in the estimated fair value of the Lender warrant liability are recognized in our Condensed Consolidated Statements of Operations as a non-cash expense or benefit. As of January 31, 2025 and July 31, 2024, the Lender warrant liability was remeasured to $2,769,000 and $4,544,000, respectively. For the three and six months ended January 31, 2025, we recorded non-cash benefits of $2,465,000 and $1,775,000, respectively, in "Other expenses (income) - Change in fair value of warrants and derivatives" on the Condensed Consolidated Statements of Operations.

Additionally, we identified several embedded derivatives that require bifurcation from the Credit Facility under ASC 815-15 "Embedded Derivatives" ("ASC 815"). Certain of these embedded features include contingent event of default and going concern interest rate increases and/or fees, which qualify for accounting as one combined embedded derivative liability. We established an initial embedded derivative liability of $3,116,000, which was allocated as a discount against the Term Loan proceeds. The combined embedded derivative liability is presented with the host instrument as part of the amount outstanding under the Credit Facility on the Condensed Consolidated Balance Sheets, and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs, until the embedded derivative features have zero probability of occurring or expire. Changes in the estimated fair value of the combined embedded derivative liability are recognized in our Condensed Consolidated Statements of Operations as a non-cash expense or benefit. As of January 31, 2025 and July 31, 2024, the combined embedded derivative liability was remeasured to $4,545,000 and $3,041,000, respectively. For the three and six months ended January 31, 2025, we recorded a non-cash benefit of $447,000 and a non-cash expense of $1,504,000, respectively, in "Other expenses (income) - Change in fair value of warrants and derivatives" on the Condensed Consolidated Statements of Operations.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In connection with entering the Credit Facility and the first amendment to the Credit Facility, we paid fees of $15,035,000, including: (i) $9,979,000 of deferred financing fees (of which $6,626,000 and $3,353,000 was attributable to the Term Loan and Revolving Loan, respectively); and (ii) $5,056,000 of closing fees (representing approximately 3.0% of the Term Loan commitment plus certain other reimbursable expenses paid directly to the Term Loan lenders and accounted for as a discount against the Term Loan proceeds). Additionally, a $2,430,000 Term Loan exit fee, which was earned on the closing date and is payable directly to the Term Loan lenders at maturity or earlier was accounted for as a discount against the Term Loan proceeds. In connection with amending the Credit Facility on October 17, 2024, the borrowing capacity of the Revolver Loan was limited by the consent right of the revolving lender and Agent, thus a pro-rata amount of deferred financing fees totaling $1,412,000 were immediately expensed during six months ended January 31, 2025. Also, a $3,250,000 amendment fee was paid in kind and added to the outstanding Term Loan amount and accounted for as a discount against the Term Loan during the six months ended January 31, 2025.

As of January 31, 2025, total net deferred financing costs related to the Credit Facility were $7,692,000. Deferred financing fees and discounts attributable to the Term Loan are amortized as interest expense over the life of the debt through the Senior Credit Facility Maturity Date and are presented as a deduction to the borrowings outstanding under the Term Loan. Deferred financing fees attributable to the Revolving Loan are capitalized on the Condensed Consolidated Balance Sheets and amortized as interest expense over the life of the debt.

The amount of debt outstanding under our Credit Facility was as follows:

	January 31, 2025	July 31, 2024
Term Loan	$170,440,000	$161,663,000
Less unamortized deferred financing costs related to Term Loan	5,886,000	6,425,000
Less unamortized discount related to Term Loan	15,165,000	13,202,000
Term Loan, net	149,389,000	142,036,000
Revolving Loan	32,500,000	32,500,000
Embedded derivative related to Credit Facility	4,545,000	3,041,000
Amount outstanding under Credit Facility, net	$186,434,000	177,577,000
Less current portion of credit facility, net	186,434,000	4,050,000
Non-current portion of credit facility, net	$—	$173,527,000

During the six months ended January 31, 2025, we reclassified the combined embedded derivative liability balance as of July 31, 2024 from "Other Liabilities" on the Condensed Consolidated Balance Sheets to conform to the current period presentation. During the six months ended January 31, 2025, we had outstanding balances under our Credit Facility ranging from $194,163,000 to $202,940,000.

Interest expense related to our Credit Facility (both current and prior), including amortization of deferred financing costs, recorded during the three months ended January 31, 2025 and 2024 was $9,673,000 and $5,246,000, respectively. Interest expense related to our Credit Facility (both current and prior), including amortization of deferred financing costs, recorded during the six months ended January 31, 2025 and 2024 was $18,926,000 and $10,157,000, respectively. Our blended interest rate approximated 18.9% and 11.3%, respectively, for the three months ended January 31, 2025 and 2024 and 18.7% and 10.9%, respectively, for the six months ended January 31, 2025 and 2024.

Availability under the Revolving Loan is subject to eligibility criteria set forth in the Credit Facility, and equal to a borrowing base in an amount equal to, from time to time: (a) 85% of the net book value of billed and invoiced accounts receivables of the Borrowing Base Parties; plus (b) 85% of the net book value of accounts receivables that the Borrowing Base Parties have the right to bill but have not yet billed up to the lesser of (i) 12.5% of the amount calculated pursuant to the sum of clauses (a) and (b) and (ii) $15,000,000 of such accounts; plus (c) 60% of the net book value of all inventory of the Borrowing Base Parties, less (d) customary reserves. As of January 31, 2025 and July 31, 2024, our eligible Borrowing Base collateral, as defined under the Revolving Loan, was $132,446,000 and $114,661,000, respectively.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Under the Credit Facility, as amended on October 17, 2024, the interest rate margins that are applicable to the Revolving Loan increased by 1.00% at each level. Accordingly, the Credit Facility, as amended on October 17, 2024, provides that Revolving Loans comprised of (i) Base Rate Loans shall bear interest at the Base Rate plus an additional margin ranging from 4.75% to 5.25%; and (ii) SOFR Loans shall bear interest at the Term SOFR rate plus an additional margin ranging from 5.75% to 6.25%, each depending on the average quarterly revolving loan usage during the applicable determination period. The Credit Facility, as amended on October 17, 2024, also provided that the interest rate margins on the Term Loans would be 12.00% per annum for Base Rate Loans and 13.00% per annum for SOFR Loans until the first business day of the month following January 31, 2025, when the Company delivered financial statements demonstrating compliance with the financial covenants under the Credit Facility. If demonstrated, the interest rate margins would have reverted to the margins provided under the Credit Facility prior to the amendment with respect to Term Loans, specifically, (i) Base Rate Loans shall bear interest at the Base Rate plus an additional margin ranging from 7.50% to 9.00%; and (ii) SOFR Loans shall bear interest at the Term SOFR rate plus an additional margin ranging from 8.50% to 10.00%, each depending on our Net Leverage Ratio during the applicable determination period. The Credit Facility provides for an unused line fee of 0.50% per annum on the average unused Revolving Loan commitment, with no fee payable on the $27,500,000 commitment subject to the consent right of the revolving lender and Agent.

The Term Loan is subject to 2.50% amortization per annum. The first Term Loan repayment of $675,000 was paid on July 31, 2024. Pursuant to the first amendment of the Credit Facility, the next Term Loan repayment in the amount of $4,050,000 is due July 31, 2025 with quarterly Term Loan repayments of $1,012,500 payable on the last business day of each fiscal quarter thereafter, with the remaining Term Loan balance due on the Senior Credit Facility Maturity Date.

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

Under the Credit Facility, as subsequently amended on March 3, 2025 (as discussed below), we are required to comply with certain financial covenants, including: a maximum Net Leverage Ratio of 3.15x, commencing with the four fiscal quarter period ending October 31, 2025; a minimum Fixed Charge Coverage Ratio of 1.25x, commencing with the four fiscal quarter period ending October 31, 2025; a minimum Average Liquidity requirement at each fiscal quarter end of $17,500,000; and a minimum EBITDA of $35,000,000 for the four fiscal quarter period ending October 31, 2025. The second amendment to the Credit Facility, entered on March 3, 2025, suspends testing of the Net Leverage Ratio and Fixed Charge Coverage Ratio covenants until October 31, 2025. Over the next twelve months beyond the issuance date, we believe that it is probable we will not be able to comply with one or more of these covenants. As a result, all amounts outstanding under our Credit Facility have been presented as "Current portion of credit facility, net" on our Condensed Consolidated Balance Sheet as of January 31, 2025.

Capitalized terms used but not defined herein have the meanings set forth for such terms in the Credit Facility, which have been or will be documented and filed with the SEC.

Subsequent Event
On March 3, 2025, we entered into the second amendment to the Credit Facility to: (i) waive all defaults under the Credit Facility, specifically in connection with our Net Leverage Ratio and Fixed Charge Coverage Ratio covenants for the four fiscal quarter period ended January 31, 2025; and (ii) amend the Credit Facility, as outlined below. As a result of this amendment, there are no ongoing events of default under the Credit Facility.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cumulatively, the Credit Facility, as amended through March 3, 2025, among other things: (i) reduced the interest rate margins applicable to the Term Loan (as described in further detail below); (ii) provided the lenders the right to appoint an independent director to the Board following the earlier to occur of: (x) an event of default, or (y) any date selected by the lenders after May 31, 2025; (iii) permitted the incurrence of $65,000,000 of total senior unsecured subordinated debt (as described further in Note (11) – Subordinated Credit Facility); (iv) suspended testing of the Net Leverage Ratio and the Fixed Charge Coverage Ratio covenants until October 31, 2025; (v) suspended our ability to pay interest in-kind until after the interest rate margins are tested based on net leverage ratios; (vi) provided the lenders a consent right with respect to Revolver Loan borrowings above $29,321,000; and (vii) reduced the minimum quarterly average liquidity requirement from $20,000,000 to $17,500,000. In connection with the second amendment, partial principal repayments of $27,252,000 and $9,084,000 were made on the Term Loan and Revolving Loan, respectively, and commitments under the Revolving Loan Facility were permanently reduced by $3,179,000.

The March 3, 2025 amendment to the Credit Facility reduced the interest rate margin on the Term Loan from 13.00% to 10.50% per annum for SOFR Loans, until the first business day of the month following October 31, 2025, when we have delivered financial statements demonstrating compliance with the financial covenants under the Credit Facility. If demonstrated, the interest rate margins revert to the margins provided for under the Credit Facility with respect to Term Loans (as described above).
(11)     Subordinated Credit Facility
On October 17, 2024 (the "closing date"), we entered into a subordinated credit agreement with the existing holders of our convertible preferred stock and U.S. Bank Trust Company, National Association, as agent (the “Subordinated Credit Agreement”) which provided a subordinated unsecured term loan facility in the aggregate principal amount of $25,000,000 (the "Subordinated Credit Facility"). The proceeds of the Subordinated Credit Facility: (i) cured our default on certain financial covenants under the Credit Facility with respect to the fourth quarter of fiscal 2024; (ii) provided us with additional liquidity; and (iii) funded our general working capital needs.

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

We identified an embedded derivative related to redemption features that requires bifurcation from the Subordinated Credit Facility under ASC 815. We established an initial embedded derivative liability of $3,318,000, which was allocated as a discount against the Subordinated Credit Facility proceeds. The embedded derivative liability is presented with the "Current portion of subordinated credit facility, net" on the Condensed Consolidated Balance Sheet and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs. Changes in the estimated fair value of the embedded derivative liability are recognized in our Condensed Consolidated Statements of Operations as a non-cash expense or benefit. As of January 31, 2025, the embedded derivative liability was remeasured to $7,245,000. For the three and six months ended January 31, 2025, we recorded a non-cash expense of $3,679,000 and $3,927,000, respectively, in "Other expenses (income) - Change in fair value of warrants and derivatives" on the Condensed Consolidated Statements of Operations.

In connection with entering the Subordinated Credit Facility, we paid financing fees of $1,761,000, which were accounted for as deferred financing costs. Deferred financing costs, discounts and the Make-Whole Amount are amortized as interest expense through the Subordinated Credit Facility maturity date, and are presented as adjustments to the borrowings outstanding under such debt. Interest expense related to our Subordinated Credit Facility for the three and six months ended January 31, 2025 was $1,315,000 and $1,563,000, respectively.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents a reconciliation of the amount outstanding under the Subordinated Credit Facility to its net carrying value:

January 31, 2025
Subordinated Credit Facility	$25,000,000
Less: Unamortized deferred financing costs	1,675,000
Less: Unamortized discount	3,156,000
Plus: Accretion of Make-Whole Amount	1,315,000
Subordinated Credit Facility, net - subtotal	21,484,000
Plus: Embedded derivative related to redemption features	7,245,000
Amount outstanding under the Subordinated Credit Facility	28,729,000
Less: Current portion of Subordinated Credit Facility, net	(28,729,000)
Non-current portion of Subordinated Credit Facility, net	$—

The obligations under the Subordinated Credit Facility are guaranteed by the same guarantors under the Credit Facility. The Subordinated Credit Facility contains customary representations, warranties and affirmative covenants, in each case substantially consistent with the representations and warranties and affirmative covenants under the Credit Facility. The Subordinated Credit Facility contains customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stockholder dividends, (vii) customary optional and mandatory prepayment events, and (viii) certain other restrictive agreements.

The outstanding portion of debt related to the Subordinated Credit Facility will not be considered debt for purposes of our financial covenant testing under the Credit Facility. However, the Subordinated Credit Facility includes a cross-default provision, whereby a default under the Credit Facility constitutes a default under the Subordinated Credit Facility. Accordingly, consistent with the presentation of our Credit Facility as a current liability, the amount of debt outstanding under the Subordinated Credit Facility has also been presented as a current liability on our Condensed Consolidated Balance Sheet as of January 31, 2025.

Capitalized terms used but not defined herein have the meanings set forth for such terms in the Subordinated Credit Facility, which has been documented and filed with the SEC.

Subsequent Event
On March 3, 2025, we entered into the first amendment to the Subordinated Credit Facility. In addition to waiving all defaults under the Subordinated Credit Facility, specifically in connection with our Net Leverage Ratio and Fixed Charge Coverage Ratio covenants as of January 31, 2025, cumulatively, the Subordinated Credit Facility, among other things: (i) provides for a total $65,000,000 facility; and (ii) suspended testing of the Net Leverage Ratio and Fixed Charge Coverage Ratio covenants under the Subordinated Credit Facility until October 31, 2025. The net proceeds of the Subordinated Credit Facility cured our defaults on certain financial covenants under the Credit Facility and were principally used to repay a portion of the Term Loan and Revolving Loan on March 3, 2025 and to fund our general working capital needs. At March 10, 2025 (the date closest to the issuance date), total outstanding borrowings under the Subordinated Credit Facility (excluding accreted interest) were $65,000,000.

The incremental $40,000,000 of subordinated debt generally has the same terms and is subject to the same conditions applicable to the Subordinated Credit Facility. The incremental $40,000,000 of subordinated debt is subject to a Make-Whole Amount with respect to certain repayments or prepayments. The Make-Whole Amount is an amount equal to: (i) from the closing date of the incremental Subordinated Credit Facility (the "Incremental Closing Date") through (but not including) the date that is nine months thereafter, the principal repayment amount multiplied by 33.0%; (ii) from the date that is nine months after the Incremental Closing Date through (but not including) the date that is the second anniversary of the closing date, the principal repayment amount multiplied by 50.0%; (iii) from the second anniversary of the Incremental Closing Date and thereafter, the principal repayment amount multiplied by 75.0% plus, in the case of clause (iii), interest accrued on the principal amount outstanding at the Make-Whole Interest Rate (as defined above) starting on the second anniversary of the closing date and calculated as of any such date of determination.

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

Certain of our facility lease agreements (which are classified as operating leases) contain rent holidays or rent escalation clauses. For rent holidays and rent escalation clauses during the lease term, we record rental expense on a straight-line basis over the term of the lease. As of January 31, 2025, none of our leases contained a residual value guarantee and covenants included in our lease agreements are customary for the types of facilities and equipment being leased.

The components of lease expense are as follows:

	Three months ended January 31,		Six months ended January 31,
	2025	2024	2025	2024
Operating lease expense	$1,860,000	2,080,000	$3,774,000	4,338,000
Short-term lease expense	32,000	65,000	64,000	173,000
Variable lease expense	1,123,000	916,000	2,300,000	1,945,000
Sublease income	(11,000)	(16,000)	(28,000)	(33,000)
Total lease expense	$3,004,000	3,045,000	$6,110,000	6,423,000

Additional information related to leases is as follows:

	Six months ended January 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases - Operating cash outflows	$4,245,000	$4,439,000
ROU assets obtained in the exchange for lease liabilities (non-cash):
Operating leases	$1,853,000	$20,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table is a reconciliation of future cash flows relating to operating lease liabilities presented on our Condensed Consolidated Balance Sheet as of January 31, 2025:

Remainder of fiscal 2025	$3,983,000
Fiscal 2026	7,148,000
Fiscal 2027	5,060,000
Fiscal 2028	4,484,000
Fiscal 2029	3,925,000
Thereafter	16,884,000
Total future undiscounted cash flows	41,484,000
Less: Present value discount	5,454,000
Lease liabilities	$36,030,000

Weighted-average remaining lease terms (in years)	7.68
Weighted-average discount rate	3.76%

As of January 31, 2025, we do not have any material rental commitments that have not already commenced.

During the three months ended January 31, 2025, we exited the lease for the smaller of our two facilities in Hampshire (Basingstoke), United Kingdom and de-recognized the associated right of use asset and lease liability. The impact of this lease exit on the Condensed Consolidated Statement of Operations was not material.

As of January 31, 2025, our Satellite and Space Communications segment leased one facility in Hampshire (Basingstoke), United Kingdom, where we previously manufactured high precision full motion fixed and mobile X/Y satellite tracking antennas. In connection with the CGC Divestiture discussed in Note (2) – Business Divestitures, we are addressing with our landlord our exit and termination of such facility lease. As these efforts are ongoing, further adjustments to the right of use assets and/or lease liabilities for such facility may be required in the future.

(13)     Income Taxes

Our effective tax rate for the three months ended January 31, 2025 was 1.9%, which includes a net discrete tax benefit of $76,000. Our effective tax rate for the six months ended January 31, 2025 was (0.6)%, which includes a net discrete tax benefit of $184,000 primarily related to proxy solicitation and CEO transition costs.

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

Excluding discrete items, our effective tax rate for the three and six months ended January 31, 2025 and 2024 was (1.7)% and (52.0)%, respectively. For purposes of determining our estimated annual effective tax rate for fiscal 2025, the impairment of long-lived assets, including goodwill, the change in fair value of warrants and derivatives, proxy solicitation costs and CEO transition costs are considered significant, unusual or infrequently occurring discrete tax items and are excluded from the computation of our effective tax rate. The change in rate from (52.0)% to (1.7)% is primarily due to changes in expected product and geographic mix and not providing for tax benefits on U.S. deferred tax assets.

At January 31, 2025 and July 31, 2024, total unrecognized tax benefits were $8,742,000 and $8,605,000, respectively, including interest of $303,000 and $224,000, respectively. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our condensed consolidated financial statements. We believe it is reasonably possible that the gross unrecognized tax benefits could decrease by as much as $512,000 in the next twelve months due to the expiration of a statute of limitations related to federal, state and foreign tax positions.

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

(14)     Stock-Based Compensation

Overview

In December 2023, our stockholders approved the Comtech Telecommunications Corp. 2023 Equity and Incentive Plan (the “2023 Plan”), which replaced the Amended and Restated 2000 Stock Incentive Plan. Under the 2023 Plan, the initial number of shares of common stock available for all awards, other than substitute awards granted in connection with a corporate transaction, was 1,669,683 shares of common stock plus certain expired or cancelled awards recycled back into the 2023 Plan. Also, on November 25, 2024, our Board of Directors approved an amendment to the 2023 Plan to increase the number of available shares of common stock authorized for issuance under the 2023 Plan by 2,195,000 shares. Stockholders approved the amendment to the 2023 Plan at the 2024 Annual Meeting on January 13, 2025.

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

As of January 31, 2025, the aggregate number of shares of common stock which may be issued may not exceed 15,757,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and employee purchases under the ESPP with the issuance of new shares of our common stock.

As of January 31, 2025, we had granted stock-based awards representing the right to purchase and/or acquire an aggregate of 12,335,109 shares (net of 7,456,768 expired and canceled awards), of which an aggregate of 10,310,028 have been exercised or settled.

As of January 31, 2025, the following stock-based awards, by award type, were outstanding:

January 31, 2025
Stock options	135,690
Performance shares	668,103
RSUs, restricted stock, share units and other stock-based awards	1,221,288
Total	2,025,081

Our ESPP provides for the issuance of up to 1,300,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value on the first or last day of each calendar quarter, whichever is lower. Through January 31, 2025, we have cumulatively issued 1,078,696 shares of our common stock to participating employees in connection with our ESPP.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended January 31,		Six months ended January 31,
	2025	2024	2025	2024
Cost of sales	$96,000	131,000	$200,000	413,000
Selling, general and administrative expenses	1,014,000	1,991,000	1,000,000	4,167,000
Research and development expenses	60,000	67,000	125,000	254,000
Stock-based compensation expense before income tax benefit	1,170,000	2,189,000	1,325,000	4,834,000
Estimated income tax benefit	(244,000)	(484,000)	(264,000)	(1,068,000)
Net stock-based compensation expense	$926,000	1,705,000	$1,061,000	3,766,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At January 31, 2025, unrecognized stock-based compensation of $7,371,000, net of estimated forfeitures of $548,000, is expected to be recognized over a weighted average period of 2.0 years. Total stock-based compensation capitalized and included in ending inventory at both January 31, 2025 and July 31, 2024 was $198,000. There are no liability-classified stock-based awards outstanding as of January 31, 2025 or July 31, 2024.

Stock-based compensation expense, by award type, is summarized as follows:

	Three months ended January 31,		Six months ended January 31,
	2025	2024	2025	2024
Stock options	$3,000	12,000	$20,000	31,000
Performance shares	302,000	585,000	(95,000)	942,000
RSUs, restricted stock and share units	850,000	1,566,000	1,371,000	3,810,000
ESPP	15,000	26,000	29,000	51,000
Stock-based compensation expense before income tax benefit	1,170,000	2,189,000	1,325,000	4,834,000
Estimated income tax benefit	(244,000)	(484,000)	(264,000)	(1,068,000)
Net stock-based compensation expense	$926,000	1,705,000	$1,061,000	3,766,000

During the six months ended January 31, 2025, we reversed a portion of our stock-based compensation expense related to performance shares due to lower-than-estimated achievement of fiscal 2022 performance share goals. Stock-based compensation expense for the six months ended January 31, 2025 also reflects the forfeiture of awards related to our former Chief Operating Officer, whose employment was terminated during our first quarter of fiscal 2025. With respect to stock-based compensation expense reported in the prior year period, we had determined to settle fiscal 2024 non-equity annual incentive awards accrued during such period with stock-based awards in lieu of cash. Also, contributing to the higher stock-based compensation expense in the prior year period was our annual grant of stock-based awards to non-executive employees. Such grants of stock-based awards to non-executive employees did not occur during the six months ended January 31, 2025.

ESPP stock-based compensation expense includes the 15% discount offered to participants in the ESPP.

The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability on our Condensed Consolidated Balance Sheets as of January 31, 2025 and July 31, 2024. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options

The following table summarizes the Plan's activity:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2024	141,190	$20.61
Outstanding at October 31, 2024	141,190	$20.61
Expired/canceled	(5,500)	17.88
Outstanding at January 31, 2025	135,690	$20.72	3.95	$—

Exercisable at January 31, 2025	128,440	$20.88	3.87	$—

Vested and expected to vest at January 31, 2025	135,287	$20.73	3.95	$—

Stock options outstanding as of January 31, 2025 have exercise prices ranging from $17.88 - $28.35, representing the fair market value of our common stock on the date of grant, a contractual term of ten years and a vesting period of five years.

Performance Shares, RSUs, Restricted Stock, Share Units and Other Stock-based Awards

The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock, share units and other stock-based awards:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2024	1,800,288	$10.61
Granted	1,154,859	5.04
Settled	(204,292)	11.26
Canceled/Forfeited	(128,892)	10.61
Outstanding at October 31, 2024	2,621,963	8.11
Granted	489,191	3.63
Settled	(578,751)	9.41
Canceled/Forfeited	(643,012)	5.48
Outstanding at January 31, 2025	1,889,391	$6.61	$3,779,000

Vested at January 31, 2025	125,904	$13.09	$252,000

Vested and expected to vest at January 31, 2025	1,811,411	$6.60	$3,623,000

During the six months ended January 31, 2025, our Board of Directors authorized the issuance of stock-based awards with a total unrecognized compensation expense, net of estimated forfeitures, of approximately $6,700,000. Through the issuance date, approximately $2,000,000 of such authorization remains subject to grant.

The total intrinsic value relating to fully-vested awards settled during the three and six months ended January 31, 2025 was $1,632,000 and $2,268,000, respectively. The total intrinsic value relating to fully-vested awards settled during the three and six months ended January 31, 2024 was $4,789,000 and $7,445,000, respectively.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The performance shares granted to employees principally vest over a three-year performance period, if pre-established performance goals are attained, or as specified pursuant to the Plan and related agreements. As of January 31, 2025, the number of outstanding performance shares included in the above table, and the related compensation expense generally assume achievement of the pre-established goals at a target level, except for two of our former CEOs whose achievement was based on maximum performance pursuant to their then pre-existing change-in-control agreements.

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

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of settlement of the underlying award. During the three and six months ended January 31, 2025, we reversed $5,000 and $32,000, respectively, of previously accrued dividend equivalents due to forfeitures and paid out $117,000 and $156,000, respectively. During the three and six months ended January 31, 2024, we reversed $13,000 and $36,000, respectively, of previously accrued dividend equivalents due to forfeitures and paid out $151,000 and $265,000, respectively. Accrued dividend equivalents were recorded as a reduction to retained earnings. As of January 31, 2025 and July 31, 2024, accrued dividend equivalents were $128,000 and $316,000, respectively.

With respect to the actual settlement of stock-based awards for income tax reporting, during the three and six months ended January 31, 2025, we recorded an income tax benefit of $95,000 and $120,000, respectively. With respect to the actual settlement of stock-based awards for income tax reporting, during the three and six months ended January 31, 2024, we recorded an income tax benefit of $141,000 and income tax expense of $303,000, respectively.

(15)     Segment Information

Reportable operating segments are determined based on Comtech’s management approach. The management approach, as defined by FASB ASC 280 "Segment Reporting" is based on the way that the CODM organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. As of January 31, 2025, our CODM, for purposes of FASB ASC 280, is our Chairman, President and Chief Executive Officer, Kenneth H. Traub.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Operating segment information, along with a reconciliation of segment Adjusted EBITDA to consolidated loss before income taxes is presented in the tables below:

	Three months ended January 31, 2025			Six months ended January 31, 2025
	Satellite and Space Communications	Terrestrial and Wireless Networks	Total	Satellite and Space Communications	Terrestrial and Wireless Networks	Total
Net sales	$73,721,000	52,853,000	$126,574,000	$132,654,000	109,720,000	$242,374,000

Adjusted EBITDA	$4,705,000	8,920,000	$13,625,000	$(16,443,000)	19,904,000	$3,461,000

Unallocated corporate expenses			(10,722,000)			(19,955,000)
Impairment of long-lived asset, including goodwill			—			(79,555,000)
Restructuring expenses			(3,400,000)			(21,253,000)
Strategic emerging technology costs			—			(280,000)
CEO transition costs			331,000			(267,000)
Proxy solicitation costs			(1,099,000)			(2,682,000)
Amortization of cost to fulfill assets			—			(261,000)
Depreciation			(2,779,000)			(5,674,000)
Amortization of intangibles			(5,043,000)			(11,636,000)
Amortization of stock-based compensation			(1,170,000)			(1,325,000)
Change in fair value of warrants and derivatives			(28,568,000)			(34,092,000)
Write-off of deferred financing costs			—			(1,412,000)
Interest (income) and other			126,000			(509,000)
Interest expense			(11,008,000)			(20,540,000)
Loss before income taxes			$(49,707,000)			$(195,980,000)

Purchases of property, plant and equipment	$89,000	1,410,000	1,499,000	$139,000	3,518,000	3,657,000
Unallocated amounts			$154,000			$411,000
Consolidated total			$1,653,000			$4,068,000

Total assets	$293,176,000	448,610,000	741,786,000	$293,176,000	448,610,000	741,786,000
Unallocated amounts			$28,775,000			$28,775,000
Consolidated total			$770,561,000			$770,561,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended January 31, 2024			Six months ended January 31, 2024
	Satellite and Space Communications	Terrestrial and Wireless Networks	Total	Satellite and Space Communications	Terrestrial and Wireless Networks	Total
Net sales	$78,603,000	55,622,000	$134,225,000	$180,991,000	105,145,000	$286,136,000

Adjusted EBITDA	$7,062,000	13,727,000	$20,789,000	$22,193,000	23,364,000	$45,557,000

Unallocated corporate expenses			(5,678,000)			(12,078,000)
Restructuring costs			(2,726,000)			(6,442,000)
Strategic emerging technology costs			(978,000)			(2,348,000)
Amortization of cost to fulfill assets			(240,000)			(480,000)
Depreciation			(2,930,000)			(5,952,000)
Amortization of intangibles			(5,288,000)			(10,577,000)
Amortization of stock-based compensation			(2,189,000)			(4,834,000)
Gain on business divestiture, net			2,213,000			2,213,000
Interest (income) and other			(902,000)			(837,000)
Interest expense			(5,265,000)			(10,197,000)
Loss before income taxes			$(3,194,000)			$(5,975,000)

Purchases of property, plant and equipment	$1,724,000	2,285,000	$4,009,000	$2,627,000	4,021,000	6,648,000
Unallocated amounts			$264,000			$841,000
Consolidated total			$4,273,000			$7,489,000

Total assets	$480,008,000	461,246,000	$941,254,000	$480,008,000	461,246,000	941,254,000
Unallocated amounts			$55,501,000			55,501,000
Consolidated total			$996,755,000			$996,755,000

During the three months ended January 31, 2025, we revised the presentation of our operating segment information to report segment totals and to reconcile such segment totals to our Condensed Consolidated Financial Statements. Prior period information was adjusted to conform to the current period presentation.

Unallocated expenses result from corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs and also includes all of our amortization of stock-based compensation. See Note (1) - General for information related to CEO transition and proxy solicitation related costs. During the three and six months ended January 31, 2025, our Unallocated segment also incurred $1,970,000 and $5,993,000 of restructuring costs, respectively, focused on legal and advisory fees associated with: (i) our previously announced transformation strategy to explore strategic alternatives; and (ii) operational initiatives to align our cost structure with our future anticipated business, and to improve liquidity. During the three and six months ended January 31, 2024, our Unallocated segment incurred $1,271,000 and $4,190,000, respectively, of restructuring costs focused on streamlining our operations and legal and other expenses primarily related to the PST Divestiture.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the six months ended January 31, 2025, our Satellite and Space Communications segment recorded a $79,555,000 non-cash goodwill impairment charge (see Note (16) - Long-lived Assets, including Goodwill for additional information). During the three and six months ended January 31, 2025, our Satellite and Space Communications segment also recorded $1,430,000 and $15,170,000, respectively, of restructuring costs, which included for the six month period: (i) non-cash inventory write downs of $11,369,000, recorded in the first quarter of fiscal 2025 in Cost of Sales in our Condensed Consolidated Statements of Operations (see Note (8) - Inventories for additional information); and (ii) $3,801,000 of costs included in Selling, General and Administrative expenses in our Condensed Consolidated Statements of Operations related to our transformation strategy (principally, the CGC Divestiture). During the three and six months ended January 31, 2024, our Satellite and Space Communications segment recorded $1,454,000 and $2,244,000, respectively, of restructuring costs to streamline our operations and improve efficiency, including costs related to the relocation of certain of our satellite ground infrastructure production facilities to our 146,000 square foot facility in Chandler, Arizona. In addition, strategic emerging technology costs for next-generation satellite technology for the six months ended January 31, 2025 were $280,000. Similar strategic emerging technology costs of $978,000 and $2,348,000 were incurred during the three and six months ended January 31, 2024, respectively.

During the three and six months ended January 31, 2025 and 2024, our Terrestrial and Wireless Networks segment incurred nominal restructuring costs.

Interest expense in the tables above primarily relates to our credit facilities, and includes the amortization of deferred financing costs. See Note (10) - Credit Facility and Note (11) - Subordinated Credit Facility for further discussion.

Intersegment sales for both the three and six months ended January 31, 2025 and 2024 between the Satellite and Space Communications segment and the Terrestrial and Wireless Networks segment were nominal. All intersegment sales are eliminated in consolidation and are excluded from the tables above.

Unallocated assets at January 31, 2025 consist principally of cash and cash equivalents, corporate property, plant and equipment, operating lease right of use assets and deferred financing costs.

The large majority of our long-lived assets are located in the U.S.

(16)     Long-lived Assets, including Goodwill

The following table represents goodwill by reportable operating segment as of January 31, 2025 and July 31, 2024.

	Satellite and Space Communications	Terrestrial and Wireless Networks	Total
Balance as of July 31, 2024	$110,090,000	174,090,000	$284,180,000
Goodwill impairment	(79,555,000)	—	(79,555,000)
Balance as of January 31, 2025	$30,535,000	174,090,000	$204,625,000

At January 31, 2025 and July 31, 2024, accumulated goodwill impairment losses related to our Satellite and Space Communications segment totaled $128,480,000 and $48,925,000, respectively. There are no accumulated impairments for our Terrestrial and Wireless Network segment.

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

Given our Satellite and Space Communications segment's financial performance in the first quarter of fiscal 2025, and considering triggering events within this segment prior to the issuance of our first quarter fiscal 2025 financial statements, we determined that we were required to perform another quantitative impairment test on an interim basis as of October 31, 2024. Following the same approach as outlined above, ultimately, based on our quantitative evaluations, we determined that the carrying value of our Satellite and Space Communications reporting unit exceeded its fair value and recognized a goodwill impairment loss of $79,555,000 in the first quarter of fiscal 2025.

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

(17)     Intangible Assets

Intangible assets with finite lives are as follows:

	January 31, 2025
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$294,258,000	141,733,000	$152,525,000
Technologies	13.6	106,149,000	83,490,000	22,659,000
Trademarks and other	16.9	31,826,000	23,818,000	8,008,000
Total		$432,233,000	249,041,000	$183,192,000

	July 31, 2024
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$302,058,000	141,601,000	$160,457,000
Technologies	14.8	113,149,000	87,809,000	25,340,000
Trademarks and other	16.7	32,926,000	23,895,000	9,031,000
Total		$448,133,000	253,305,000	$194,828,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the three and six months ended January 31, 2025 was $5,043,000 and $11,636,000, respectively. Amortization expense for the three and six months ended January 31, 2024 was $5,288,000 and $10,577,000, respectively. Amortization expense for the six months ended January 31, 2025 includes $1,343,000 of accelerated amortization, recorded in the first quarter of fiscal 2025, due to the impact of the CGC Divestiture. Also, during the first quarter of fiscal 2025, we wrote-off $15,900,000 of fully amortized intangible assets related to the CGC Divestiture.

The estimated amortization expense consists of the following for the fiscal years ending July 31:

2025	$21,722,000
2026	19,128,000
2027	17,774,000
2028	17,774,000
2029	16,353,000

We review net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. Based on our assessment in the fourth quarter of fiscal 2024, we recognized an impairment loss of $9,925,000 in fiscal 2024 within our Satellite and Space Communications segment. See Note (16) - Long-Lived Assets, Including Goodwill for more information. We believe that the carrying values of our remaining net intangible assets were recoverable as of January 31, 2025. However, if business conditions deteriorate, we may be required to record impairment losses, and/or increase the amortization of intangibles in the future. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Upon a repurchase of the Series B-2 Convertible Preferred Stock at 1.0x the liquidation preference, we will issue each respective holder a warrant (a “Warrant”). A Warrant will represent the right to acquire our common stock, as further described in the Subscription and Exchange Agreement, for a term of five years and six months from the issuance of such Warrant, at an initial exercise price equal to the conversion price on the date of issuance of such Warrant, subject to certain adjustments. We determined that our obligation to issue a Warrant met the definition of a freestanding financial instrument that should be accounted for as a liability. The Warrant liability is classified in "Warrant and Derivative Liabilities" on the Condensed Consolidated Balance Sheets and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs, until the Warrant is exercised or expires. Changes in the estimated fair value of the Warrant are recognized in our Condensed Consolidated Statements of Operations as a non-cash expense or benefit. As of January 31, 2025 and July 31, 2024, the Warrant liability was remeasured to $243,000 and $710,000, respectively, resulting in a non-cash benefit for the three and six months ended January 31, 2025 of $2,820,000 and $467,000, respectively, recorded in "Other expenses (income) - Change in fair value of warrants and derivatives" on the Condensed Consolidated Statements of Operations.

We accounted for the cancellation of our Series B-1 Convertible Preferred Stock as an extinguishment based on a qualitative and quantitative assessment of the terms of the preferred shares exchanged. We recognized a $51,179,000 gain on extinguishment in the first quarter of fiscal 2025, representing the difference between the carrying value of the Series B-1 Convertible Preferred Stock and the issuance date fair value of the Series B-2 Convertible Preferred Stock. As the Series B-1 Convertible Preferred Stock was classified as temporary equity, the gain on extinguishment was included as an offset in determining net loss attributable to common stockholders and credited to retained earnings as a return from the holders.

We identified several embedded derivatives that require bifurcation from the Series B-2 Convertible Preferred Stock under ASC 815, including the holders' right to: (i) require us to repurchase Series B-2 Convertible Preferred Stock upon the consummation of an asset sale meeting certain criteria, or in connection with a change in control; (ii) convert Series B-2 Convertible Preferred Shares into shares of our common stock; (iii) increase the dividend rate in certain circumstances; and (iv) elect to receive cash dividends in certain circumstances. When evaluating such embedded derivatives, we determined that the Series B-2 Convertible Preferred Stock was more akin to a debt-like host than an equity-like host. We also determined that such features qualify for accounting as one combined embedded derivative liability. We established an initial embedded derivative liability of $38,832,000, which was recorded as a reduction to the initial fair value of the Series B-2 Convertible Preferred Stock and presented with "Warrant and Derivative Liabilities" on the Condensed Consolidated Balance Sheets. The combined embedded derivative liability is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs. Changes in the estimated fair value of the combined embedded derivative liability are recognized in our Condensed Consolidated Statements of Operations as a non-cash expense or benefit. As of January 31, 2025, the embedded derivative liability was remeasured to $69,734,000, resulting in a non-cash expense for the three and six months ended January 31, 2025 of $30,620,000 and $30,902,000 recorded in "Other expenses (income) - Change in fair value of warrants and derivatives" on the Condensed Consolidated Statements of Operations.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In accordance with ASC 480, Distinguishing Liabilities from Equity, specifically ASC 480-10-S99-3A(2), SEC Staff Announcement: Classification and Measurement of Redeemable Securities, we classified the Series B-2 Convertible Preferred Stock outside of permanent equity, as temporary equity, since the redemption of such shares is at the option of the holder on a fixed date or upon the occurrence of certain events that are not solely within our control. Upon the Series B-2 Exchange, the initial estimated fair value of the Series B-2 Convertible Preferred Stock was $132,310,000. We reduced the initial estimated fair value of the Series B-2 Convertible Preferred Stock to establish the initial combined embedded derivative liability, as discussed above. We also adjusted the carrying value of the Series B-2 Convertible Preferred Stock at January 31, 2025 based on its redemption value of $192,051,000, which includes $1,430,000 of accumulated and unpaid dividends. During the six months ended January 31, 2025, the adjustments charged against retained earnings and additional paid in capital to increase the carrying values of Convertible Preferred Stock, while outstanding, to their respective redemption values totaled $32,251,000.

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

The following table presents a reconciliation of the adjustments to increase the carrying values of the Convertible Preferred Stock to their redemption values while outstanding:

Redemption value of Series B-2 Convertible Preferred Stock at January 31, 2025	$192,051,000
Less: Carrying value of combined embedded derivatives at January 31, 2025	69,734,000
Carrying value of Series B-2 Convertible Preferred Stock at January 31, 2025	122,317,000
Less: Initial carrying value of Series B-2 Convertible Preferred Stock at October 17, 2024	93,478,000
Adjustment to increase the carrying value of Series B-2 Convertible Preferred Stock to its redemption value at January 31, 2025	28,839,000
Adjustment to increase carrying value of Series B-1 Convertible Preferred Stock to its redemption value (while outstanding)	3,412,000
Total adjustments to redemption values charged to Stockholder's Equity:
Six months ended January 31, 2025	32,251,000
Less: Three months ended October 31, 2024	58,634,000
Three months ended January 31, 2025	$(26,383,000)

Subsequent Event
On March 3, 2025, in connection with amending the Credit Facility, discussed in Note (10) - Credit Facility, and the Subordinated Credit Facility, discussed in Note (11) - Subordinated Credit Facility, we and the Investors agreed to change certain terms of the Series B-2 Convertible Preferred Stock. The changes provided the holders of Series B-3 Convertible Preferred Stock (as defined below) with a board observer right and the Investors with certain information access rights and were effected through a Subscription and Exchange Agreement, pursuant to which the Investors: (i) exchanged (the “Series B-3 Exchange”) all of the 175,263.58 shares of Series B-2 Convertible Preferred Stock outstanding for 175,263.58 shares of our newly issued Series B-3 Convertible Preferred Stock, par value $0.10 per share, with an initial liquidation preference of $1,104.48 per share (the per share liquidation preference of the Series B-2 Convertible Preferred Stock as of the date of issuance); and (ii) received 2,916.76 additional shares of Series B-3 Convertible Preferred Stock (collectively, the “Series B-3 Convertible Preferred Stock”) and $650,000 in cash as a consent fee. We did not receive any cash proceeds from the exchange and issuance of Series B-3 Convertible Preferred Stock. As a result of the Series B-3 Exchange, no shares of Series B-2 Convertible Preferred Stock remain outstanding as of March 3, 2025.

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

Common Stock Repurchase Program
On September 29, 2020, our Board of Directors authorized a $100,000,000 stock repurchase program, which replaced our prior program. The $100,000,000 stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases during the six months ended January 31, 2025 and 2024.

Additional Paid in Capital
During the three and six months ended January 31, 2025, $(26,383,000) and $25,872,000, respectively, of the adjustments to the carrying values of outstanding Convertible Preferred Stock to their respective redemption values, while outstanding, were (credited)/charged to additional paid in capital so as not to exceed the available amount of retained earnings as of January 31, 2025.

(20)    Legal Proceedings and Other Matters

Former CEO Related Matters
On March 12, 2024, the Company terminated Ken Peterman, its President and CEO at the time, for Cause pursuant to the terms of his employment agreement dated September 12, 2022 (the “Employment Agreement”). On November 21, 2024 (as amended on December 31, 2024), Mr. Peterman filed a claim with the American Arbitration Association, alleging that Comtech materially breached the Employment Agreement in the termination for Cause and that the termination was a retaliation for whistleblowing by Mr. Peterman in connection with certain of the Company’s prior financial and accounting practices. Mr. Peterman later filed a separate administrative complaint with the Department of Labor (Occupational Safety and Health Administration) making similar allegations and claiming that Comtech retaliated against him in violation of the Sarbanes-Oxley Act of 2002. The Company independently investigated, with the assistance of an outside advisor, Mr. Peterman's allegations that he was a whistleblower and determined that such allegations were not substantiated. Mr. Peterman claims he is owed direct contractual damages in an amount in excess of $6,000,000 and consequential damages for injury to his professional reputation in excess of $35,000,000. The Company believes Mr. Peterman's claims are entirely without merit and will defend itself vigorously in the matter. On December 11, 2024, Mr. Peterman was indicted by the United States Attorney for the Eastern District of New York and arrested on charges of insider trading and securities fraud. He was also charged with similar allegations by the SEC in a civil lawsuit filed in the Eastern District of New York the same day. The Company is not named as a defendant in either proceeding.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CGC Divestiture Export Matters
As discussed further in Note (2) – Divestitures, during our fourth quarter of fiscal 2024, we ceased operations of our steerable antenna product line in Basingstoke, United Kingdom, which incurred cumulative operating losses since our acquisition of this business in fiscal 2020. In November 2024, as part of the wind down of such operations, we completed a disclosure to His Majesty’s Revenue and Customs agency in the United Kingdom (“HMRC”) related to potential violations of export compliance laws in the United Kingdom. On or about February 25, 2025, HMRC advised of its decision not to commence proceedings against the Company. We had not recorded a liability for contingent loss related to this matter.

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

(21)     Cost Reduction and Restructuring Related Activities

As of July 31, 2024, our severance liability was $1,029,000. During the six months ended January 31, 2025, in connection with our transformation strategy, we actioned multiple reductions in force principally within our Satellite and Space Communications and Unallocated segments. Such reductions approximated 13% of our workforce as of July 31, 2024, or approximately $26,000,000 in annualized labor costs. During the six months ended January 31, 2025, we recorded $2,338,000 of severance costs within Selling, general and administrative expenses in our Condensed Consolidated Statements of Operations. After net payments of $2,242,000 during the six months ended January 31, 2025, our severance liability was $1,125,000 as of January 31, 2025. As of January 31, 2025, we had approximately 1,500 employees, compared to 1,676 employees as of July 31, 2024.

Index
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains, and oral statements made by our representatives from time to time may contain, forward-looking statements. Forward-looking statements can be identified by words such as: "anticipate," "believe," "continue," "could," "estimate," "expect," "future," "goal," "outlook," "intend," "likely," "may," "plan," "potential," "predict," "project," "seek," "should," "strategy," "target," "will," "would," and similar references to future periods. Forward-looking statements include, among others, statements regarding our expectations for our strategic alternatives process, our expectations for further portfolio-shaping opportunities, our expectations for other operational initiatives, the intended use of proceeds from the Credit Facility and Subordinated Credit Facility, our expectations for completing further financing initiatives, our future performance and financial condition, our plans to address our ability to continue as a going concern, the plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives of our management to be materially different from the results, performance or other expectations implied by these forward-looking statements. Factors that could cause actual results to differ materially from current expectations include, among other things: the outcome and effectiveness of the aforementioned strategic alternatives process, further portfolio-shaping opportunities, other operational initiatives, and the completion of further financing activities; our ability to access capital and liquidity so that we are able to continue as a going concern; our ability to implement changes in our executive leadership; the possibility that the expected synergies and benefits from our strategic activities will not be fully realized, or will not be realized within the anticipated time periods; the risk that acquired businesses will not be integrated successfully; impacts from, and uncertainties regarding, future actions that may be taken by activist stockholders; the possibility of disruption from acquisitions or dispositions, making it more difficult to maintain business and operational relationships or retain key personnel; the risk that we will be unsuccessful in implementing a tactical shift in our Satellite and Space Communications segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche products and solutions with higher margins; the nature and timing of our receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements; changing customer demands and/or procurement strategies and our ability to scale opportunities and deliver solutions to current and prospective customers; changes in prevailing economic and political conditions, including as a result of Russia's military incursion into Ukraine, the Israel-Hamas war and attacks in the Red Sea region; changes in the price of oil in global markets; changes in prevailing interest rates and foreign currency exchange rates; risks associated with our legal proceedings, customer claims for indemnification, and other similar matters; risks associated with our obligations under our credit facilities; risks associated with our large contracts; risks associated with supply chain disruptions; and other factors described in this and our other filings with the Securities and Exchange Commission ("SEC"). However, these risks are not the only risks that we face. Additional risks and uncertainties, not currently known to us or that do not currently appear to be material, may also materially adversely affect our business, financial condition and/or operating results in the future. We describe risks and uncertainties that could cause actual results and events to differ materially in the "Risk Factors" (Part I, Item 1A), "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (Part II, Item 7) and "Quantitative and Qualitative Disclosures about Market Risk" (Part II, Item 7A) in our Annual Report on Form 10-K filed with the SEC on October 30, 2024 and the "Risk Factors" (Part II, Item 1A) in our Quarterly Report on Form 10-Q filed with the SEC on January 13, 2025. We do not intend to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise, except as required by law.

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

CRITICAL ACCOUNTING ESTIMATES

We consider certain accounting estimates to be critical due to the estimation process involved in each.

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

Impairment of Long-Lived Assets, Including Goodwill. As of January 31, 2025, total goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $204.6 million (of which $30.5 million relates to our Satellite and Space Communications segment and $174.1 million relates to our Terrestrial and Wireless Networks segment). Additionally, as of January 31, 2025, net intangibles recorded on our Condensed Consolidated Balance Sheet aggregated $183.2 million (of which $44.1 million relates to our Satellite and Space Communications segment and $139.1 million relates to our Terrestrial and Wireless Networks segment). For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, our Satellite and Space Communications and Terrestrial and Wireless Networks segments each constitute a reporting unit and we must make various assumptions in determining their estimated fair values. During our first quarter of fiscal 2025, we recorded a $79.6 million non-cash impairment charge in our Satellite and Space Communications segment related to long-lived assets, including goodwill. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (16) - Long-lived Assets, including Goodwill for further information. Ongoing and future actions supporting our transformation strategy could result in a material impairment of our goodwill and/or intangible assets.

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

Index
As it relates to software developed for the purpose of internal-use (e.g., hosted "SaaS" applications within our Terrestrial and Wireless Networks segment), costs capitalized primarily consist of direct labor and third-party vendor costs associated with creating the software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred) and the post-implementation/operation stage (all costs are expensed as incurred). Costs capitalized in the application development stage include costs related to the design and implementation of the selected software components, software build and configuration infrastructure, and software interfaces. Capitalization of costs requires judgment in determining when a project has reached the application development stage, the proportion of time spent in the application development stage, and the period over which we expect to benefit from the use of that software. For the three months ended January 31, 2025 and 2024, capitalized internal-use software costs were $0.5 million and $1.0 million, respectively. For the six months ended January 31, 2025 and 2024, capitalized internal-use software costs were $1.5 million and $1.6 million, respectively. Capitalized internal use software costs are amortized once the software is placed in service on the straight-line method over the estimated useful life of the software, which is generally three years.

Provisions for Excess and Obsolete Inventory. We record a provision for excess and obsolete inventory based on historical and projected usage trends. Other factors may also influence our provision, including decisions to restructure or exit a product line, technological change and new product development. These factors could result in a change in the amount of excess and obsolete inventory on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory was overvalued, we would be required to recognize such costs in our financial statements at the time of such determination. Any such charge could be material to our results of operations and financial condition. As discussed in Part I. - Financial Information - Item 1. - Note (8) - Inventories, in connection with our initiatives to transform our Company (e.g., reevaluating our business plans to identify opportunities to focus future investment on our most strategic, high-margin revenue opportunities), during the first quarter of fiscal 2025, we recorded a non-cash charge of $11.4 million within Cost of Sales on our Condensed Consolidated Statement of Operations. Such non-cash charge related to the write down of inventory associated with approximately 70 products within our satellite ground infrastructure product line that were discontinued. Such non-cash charge also included the write down of inventory associated with the CGC Divestiture, which was determined during the first quarter of fiscal 2025 to no longer be salable.

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

Index
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

Fiscal 2025: Second Quarter Results and Business Outlook

Financial results for the second quarter of fiscal 2025 include:

•Consolidated net sales were $126.6 million, compared to $115.8 million in the first quarter of fiscal 2025 and $134.2 million in the second quarter of fiscal 2024;

•Gross margin was 26.7%, compared to 12.5% in our first quarter of fiscal 2025 and 32.2% in our second quarter of fiscal 2024;

•GAAP net loss attributable to common stockholders was $22.4 million and included, among other things: $5.0 million of intangible asset amortization, $3.4 million of restructuring costs, $1.2 million of amortization of stock-based compensation and $1.1 million of proxy solicitation costs;

•GAAP EPS net loss of $0.76 and Non-GAAP EPS net loss of $0.35;

•Adjusted EBITDA (a Non-GAAP financial measure discussed below) of $2.9 million, or 2.3% of consolidated net sales, compared to an Adjusted EBITDA loss of $19.4 million for the first quarter of fiscal 2025 and Adjusted EBITDA of $15.1 million, or 11.3% of consolidated net sales, for the second quarter of fiscal 2024;

•New bookings (also referred to as orders) of $79.4 million, representing a quarterly book-to-bill ratio of 0.63x (a measure defined as bookings divided by net sales);

•Backlog of $763.8 million as of January 31, 2025, compared to $798.9 million as of July 31, 2024 and $680.1 million as of January 31, 2024;

•Revenue visibility of approximately $1.6 billion. We measure this revenue visibility as the sum of our $763.8 million of funded backlog, plus the total unfunded value of certain multi-year contracts that we have received and from which we expect future orders; and

•Cash flows used in operating activities were $0.2 million. Excluding $5.6 million in aggregate payments for restructuring costs, including severance, CEO transition costs and proxy solicitation costs, cash flows provided by operating activities during the more recent quarter would have been $5.4 million.

Non-GAAP financial measures discussed above are reconciled to the most directly comparable GAAP financial measures in the table included in the below section “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended January 31, 2025 and 2024” and “Comparison of the Results of Operations for the Six Months Ended January 31, 2025 and 2024.”

Index
Other Key Business Developments and Updates

Satellite and Space Communications

In September 2023, we were awarded a large, multi-year GFSR contract by the U.S. Army with a total potential value of $544.0 million. Through this program, we would provide ongoing communications and IT infrastructure support for the U.S. Army, Air Force, Navy, Marine Corps and NATO. The incumbent protested (and lost) the award of the contract to Comtech several times. We learned on March 12, 2025, that the Government Accountability Office had upheld the most recent protest by the incumbent; we have taken the matter under review pending receipt of further details.

In January 2025, L3Harris awarded us a sole source follow-on contract, valued in excess of $15.0 million, that calls for the delivery of our designed and manufactured modem technologies supporting the U.S. Air Force and U.S. Army Anti-Jam Modem (“A3M”). A3Ms are at the forefront of providing cutting-edge anti-jam satellite communications (“SATCOM”) capabilities to military personnel across diverse operational environments and geographies. Our A3M technologies are engineered to deliver software-defined, secure, and resilient anti-jam SATCOM capabilities for U.S. Air Force and U.S. Army platforms operating around the world. To date, we have received in excess of $26.0 million in sole source, follow-on contracts.

In January 2025, an international military end customer awarded us a contract, valued in excess of $4.5 million. Such contract calls for the delivery of our software-defined SLM-5650B and CDM-625 modems, upgrade kits, firmware and technical support. Such funded contract was in addition to a separate order received in December 2024 from another international customer seeking our SLM-5650B modems and valued in excess of $1.0 million.

During the second quarter of fiscal 2025, we were also awarded:

•approximately $4.0 million in funded orders from a long-time, existing international customer for the procurement of EEE space parts and services (deliveries associated with these orders are anticipated to begin in the latter part of fiscal 2025);

•additional funding of approximately $4.0 million for continued, ongoing training and support of complex cybersecurity operations for U.S. government customers;

•in excess of $2.0 million in funded orders calling for the supply of Very Small Aperture Terminal (“VSAT”) equipment and related services for the U.S. Army (in November 2024, the follow-on contract, referred to as "VSAT IV," was not initially awarded to Comtech; a decision reaffirmed by the U.S. Army on March 12, 2025; we are in the process of reviewing potential remedies); and

•a sole source production order, valued at approximately $2.0 million, from an existing customer for multi-orbit frequency converters.

As it relates to our troposcatter product line, throughout most of fiscal 2024, we experienced elevated levels of unbilled receivables due to the timing of our performance and billings related to certain large U.S. government and international customer contracts. During the six months ended January 31, 2025, we maintained deliveries of next-generation troposcatter terminals related to our U.S. Marine Corps and U.S. Army contracts, contributing to a meaningful reduction of our consolidated unbilled receivables (before allowances for doubtful accounts), from $123.7 million at July 31, 2024 to $86.1 million at January 31, 2025. In December 2024, however, we received a notice from our prime contractor to stop work associated with the U.S. Marine Corps contract. While information remains limited at this point in time, we believe the end customer may be considering a possible termination of the contract, in whole or in part. As of February 28, 2025, our unbilled receivables related to the U.S. Marine Corps contract approximated $9.7 million. Future results of operations related to our troposcatter solutions product line will depend, in part, on the nature, timing and amounts associated with resolving this matter.

Subsequent to quarter end, in February 2025, we announced the launch of our new ELEVATE 2.0 multi-orbit SATCOM platform. Built upon our field-proven, multi-orbit VSAT products and nearly 60 years of experience developing innovative SATCOM ground systems for global customers, our ELEVATE 2.0 is designed to connect people across the globe with the best available networks on all SATCOM orbits in a single, low Size Weight and Power (“SWaP”) platform. The ELEVATE 2.0 platform is designed to provide users with a new software-defined, scalable and adaptable ground infrastructure needed to meet the always-on connectivity demands of governments, communities and businesses around the world, and we have already been awarded a significant contract for this new platform from a commercial customer in the Asia Pacific region.

Index
Terrestrial and Wireless Networks

During the second quarter of fiscal 2025, we were pleased to have been awarded the following:

•a funded order, valued at approximately $8.0 million, from a long-time, existing customer for location and mapping services intended for motorcycles and off-road vehicles;

•various funded orders, in excess of $3.0 million, primarily for location and maintenance and support services for one of the largest wireless carriers in the U.S.;

•incremental funding related to our NG-911 deployment in South Carolina, valued in excess of $2.0 million (during the quarter, we were again successful in expanding the number of PSAPs and counties being serviced by our solutions within the state);

•incremental funding, valued in excess of $2.0 million, from an existing customer requesting the continuation of NG-911 call routing services for voice over internet protocol ("VoIP") communications; and

•a funded order, valued in excess of $1.5 million, from an existing U.S. military customer requesting the extension of call handling maintenance and support services during its transition to our Solacom NG-911 Guardian call handling solution.

With strategic wins in the U.S., Canada and Australia, we believe Comtech's position as a trusted leader in 911, NG-911 and public safety applications positions us increasingly well when it comes to delivering similarly sophisticated solutions for other types of emergencies.

Unallocated and Other Matters, Including an Update on Comtech's Improved Capital Structure

In November 2024, we announced that our Board of Directors (the “Board”) unanimously elected Kenneth H. Traub as the Executive Chairman of our Company. Additionally, the Board named Mr. Traub as President and Chief Executive Officer, effective as of January 13, 2025.

In November 2024, we announced that our Board entered into a cooperation agreement with certain investors (the “Investor Group”). Pursuant to the agreement, we appointed Michael Hildebrandt, Senior Investment Professional at Freshford Capital Management, to the Board, effective immediately. Also, among other things: the Board will appoint an additional new independent director mutually acceptable to both our Board and the Investor Group (the “Additional Director”); and the Investor Group agreed to customary standstill restrictions and voting commitments until the nomination deadline for our Fiscal 2025 Annual Meeting of Stockholders, or until the nomination deadline for our Fiscal 2026 Annual Meeting of Stockholders if we nominate Mr. Hildebrandt and the Additional Director for reelection at the Fiscal 2025 Annual Meeting of Stockholders.

Subsequent to quarter end, on March 3, 2025, we entered into the second amendment to the Credit Facility to: (i) waive all defaults under the Credit Facility, specifically in connection with our Net Leverage Ratio and Fixed Charge Coverage Ratio covenants for the four fiscal quarter period ended January 31, 2025; and (ii) amend the Credit Facility, as outlined below. As a result of this amendment, there are no ongoing events of default under the Credit Facility. Cumulatively, the Credit Facility as amended through March 3, 2025, among other things: (i) reduced the interest rate margins applicable to the Term Loan (generally, from 13.00% to 10.50% per annum for SOFR Loans); (ii) provided the lenders the right to appoint an independent director to the Board following the earlier to occur of: (x) an event of default, or (y) any date selected by the lenders after May 31, 2025; (iii) permitted the incurrence of $65.0 million of total senior unsecured subordinated debt (as described in further detail below); (iv) suspended testing of the Net Leverage Ratio and the Fixed Charge Coverage Ratio covenants until October 31, 2025; (v) suspended our ability to pay interest in-kind until after the interest rate margins are tested based on net leverage ratios; (vi) provided the lenders a consent right with respect to Revolver Loan borrowings above $29.3 million; and; (vii) reduced the minimum quarterly average liquidity requirement from $20.0 million to $17.5 million.

Index
On March 3, 2025, we entered into the first amendment to the Subordinated Credit Facility. In addition to waiving all defaults under the Subordinated Credit Facility, specifically in connection with our Net Leverage Ratio and Fixed Charge Coverage Ratio covenants as of January 31, 2025, cumulatively, the Subordinated Credit Facility, among other things: (i) provides for a total $65.0 million facility; and (ii) suspended testing of the Net Leverage Ratio and Fixed Charge Coverage Ratio covenants under the Subordinated Credit Facility until October 31, 2025. The net proceeds of the Subordinated Credit Facility cured our defaults on certain financial covenants under the Credit Facility and were principally used to repay a portion of the Term Loan and Revolving Loan on March 3, 2025 and to fund our general working capital needs.

In connection with the above transactions, we: (i) agreed to change certain terms of our convertible preferred stock to provide, among other things, the holders with: (x) a board observer right, and (y) the holders with certain information access rights; and (ii) 2,916.76 additional shares of convertible preferred stock. We did not receive any cash proceeds from the exchange and issuance of convertible preferred stock.

Collectively, we believe the new capital infusion of $40.0 million, immediate reduction in our senior debt and waiver of certain financial covenants through October 31, 2025 provide us with enhanced financial flexibility, as we continue to transform our Company and pursue strategic alternatives. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (10) - Credit Facility, Note (11) - Subordinated Credit Facility, and Note (18) - Convertible Preferred Stock for further information.

Business Outlook
During the second quarter of fiscal 2025, business conditions continue to be challenging, and the operating environment is largely unpredictable, due to many factors including, but not limited to: uncertainties related to our recently announced transformation strategy and associated actions we may take; uncertainties related to our ability to operate as a going concern; fluctuations in interest rates; inflationary pressures, including those related to actual or potential tariffs imposed on our supply chain; continuing resolutions associated with the U.S. Federal budget, as well as reduced or eliminated spending by the U.S. government as a result of the formation of the Department of Government Efficiency (the "DOGE"); repercussions of military conflicts in Russia, Ukraine and the Middle East; and a potential global recession. Order and production delays, contract protests and/or terminations, delayed cash collections from customers, disruptions in component availability and/or quality, increased pricing both for labor and parts, lower levels of factory utilization and higher logistics and operational costs resulting from such conditions have or could impact our business as well. In light of these business conditions and resulting challenges, we anticipate variability from time to time as we move through our transformation strategy. Accordingly, we are not providing forward-looking guidance on a GAAP or Non-GAAP basis.

Additional information related to our Business Outlook for Fiscal 2025 and a definition and explanation of Adjusted EBITDA is included in the below section Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended January 31, 2025 and 2024 and Comparison of the Results of Operations for the Six Months Ended January 31, 2025 and 2024.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2025 AND 2024

Net Sales. Consolidated net sales were $126.6 million and $134.2 million for the three months ended January 31, 2025 and 2024, respectively, representing a decrease of $7.6 million, or 5.7%. The period-over-period decrease reflects lower net sales in both segments, as further discussed below.

Satellite and Space Communications
Net sales in our Satellite and Space Communications segment were $73.7 million for the three months ended January 31, 2025 as compared to $78.6 million for the three months ended January 31, 2024, a decrease of $4.9 million or 6.2%. Related segment net sales for the three months ended January 31, 2025 primarily reflect lower net sales of our troposcatter solutions (including progress toward delivering next-generation troposcatter terminals to the U.S. Marine Corps and U.S. Army, as well as COMET terminals to an international customer), offset in part by higher net sales of our SATCOM solutions (including VSAT and similar equipment sales to the U.S. Army) and satellite ground infrastructure solutions. Our Satellite and Space Communications segment represented 58.2% of consolidated net sales for the three months ended January 31, 2025, as compared to 58.6% for the three months ended January 31, 2024. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the three months ended January 31, 2025 was 0.64x.

Index
Terrestrial and Wireless Networks
Net sales in our Terrestrial and Wireless Networks segment were $52.9 million for the three months ended January 31, 2025, as compared to $55.6 million for the three months ended January 31, 2024, a decrease of $2.7 million, or 4.9%. Related segment net sales for the three months ended January 31, 2025 primarily reflect lower net sales of our location based solutions and NG-911 services, offset in part by higher net sales of our call handling solutions. Our Terrestrial and Wireless Networks segment represented 41.8% of consolidated net sales for the three months ended January 31, 2025 as compared to 41.4% for the three months ended January 31, 2024. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the three months ended January 31, 2025 was 0.61x.

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

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the three months ended January 31, 2025 and 2024 are as follows:

	Three months ended January 31,
	2025	2024	2025	2024	2025	2024
	Satellite and Space Communications		Terrestrial and Wireless Networks		Consolidated
U.S. government	59.9%	53.1%	1.1%	1.0%	35.4%	31.5%
Domestic	12.2%	11.2%	92.0%	87.8%	45.5%	42.9%
Total U.S.	72.1%	64.3%	93.1%	88.8%	80.9%	74.4%

International	27.9%	35.7%	6.9%	11.2%	19.1%	25.6%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. For the three months ended January 31, 2025 and 2024, except for the U.S. government, there were no customers that represented 10% or more of consolidated net sales. International sales for the three months ended January 31, 2025 and 2024 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $24.2 million and $34.3 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented 10% or more of consolidated net sales for the three months ended January 31, 2025 and 2024.

Gross Profit. Gross profit was $33.7 million and $43.2 million for the three months ended January 31, 2025 and 2024, respectively. Gross profit, as a percentage of consolidated net sales, for the three months ended January 31, 2025 was 26.7% as compared to 32.2% for the three months ended January 31, 2024. Our gross profit (both in dollars and as a percentage of consolidated net sales) primarily reflects lower net sales and product mix changes within each of our segments, as discussed above. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Satellite and Space Communications segment's gross profit, in dollars and as a percentage of related segment net sales, for the three months ended January 31, 2025 decreased in comparison to the three months ended January 31, 2024. The gross profit in the more recent period reflects changes in products and services mix, as discussed above. In particular, net sales for the second quarter of fiscal 2025, as compared to the prior year period, included a higher amount of low margin VSAT and similar equipment sales to the U.S. Army and a lower amount of high margin COMET sales to an international customer.

Our Terrestrial and Wireless Networks segment's gross profit, in dollars and as a percentage of related segment net sales, for the three months ended January 31, 2025 decreased in comparison to the three months ended January 31, 2024. The gross profit percentage in the more recent period reflects changes in products and services mix, as discussed above.

Index
Included in consolidated cost of sales for the three months ended January 31, 2025 and 2024 are provisions for excess and obsolete inventory of $1.6 million and $1.4 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends.

Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast. Our consolidated gross profit, as a percentage of consolidated net sales, may also be impacted by the timing and outcome of actions we may take related to our transformation strategy.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $33.8 million and $30.3 million for the three months ended January 31, 2025 and 2024, respectively. As a percentage of consolidated net sales, selling, general and administrative expenses were 26.7% and 22.6% for the three months ended January 31, 2025 and 2024, respectively.

During the three months ended January 31, 2025 and 2024, we incurred $3.4 million and $2.7 million, respectively, of restructuring costs primarily to streamline our operations and improve efficiency (including those related to legal and professional fees associated with our pursuit of strategic alternatives, the wind down of our steerable antenna product line in the U.K. initiated in our fourth quarter of fiscal 2024, and severance costs). Excluding restructuring costs, selling, general and administrative expenses for the three months ended January 31, 2025 and 2024 would have been $30.4 million, or 24.0%, and $27.6 million, or 20.5%, respectively. The increase in our selling, general and administrative expenses, as a percentage of consolidated net sales, is primarily due to lower consolidated net sales, as discussed above. The increase in our selling, general and administrative expenses, in dollars, is due to higher legal and professional fees and cash-based incentive compensation, offset in part by lower stock-based compensation, as discussed below.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $1.0 million in the three months ended January 31, 2025, as compared to $2.0 million in the three months ended January 31, 2024. With respect to stock-based compensation expense reported in the prior year period, we had determined to settle fiscal 2024 non-equity annual incentive awards accrued during such period with stock-based awards in lieu of cash. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Research and Development Expenses. Research and development expenses were $4.4 million and $6.8 million for the three months ended January 31, 2025 and 2024, respectively. As a percentage of consolidated net sales, research and development expenses were 3.4% and 5.1% for the three months ended January 31, 2025 and 2024, respectively.

For the three months ended January 31, 2025 and 2024, research and development expenses of $1.5 million and $4.2 million, respectively, related to our Satellite and Space Communications segment, and $2.8 million and $2.5 million, respectively, related to our Terrestrial and Wireless Networks segment. The remaining research and development expenses in each period related to the amortization of stock-based compensation expense and were nominal. Lower research and development expenses reflect our prioritization of resources across various programs.

During the three months ended January 31, 2024, we incurred $1.0 million of strategic emerging technology costs in our Satellite and Space Communications segment for next-generation satellite technology to advance our solutions offerings to be used with new broadband satellite constellations. As a result of our fourth quarter fiscal 2024 decision to cease operations related to our steerable antenna product line in the U.K., we do not expect to incur similar strategic emerging technology costs in the future.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended January 31, 2025 and 2024, customers reimbursed us $4.6 million and $2.5 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales.

Index
In addition to increases in customer-funded research and development activities in recent years, during the three months ended January 31, 2025 and 2024, we also experienced an increase in engineering efforts related to cost to fulfill contract assets and internal use software, for which we capitalized $1.3 million and $1.8 million, respectively. As a result of these trends, a more focused prioritization of resources across various programs and the impact of prior reductions in force announced in fiscal 2023, our research and development expenses for financial reporting purposes has significantly decreased more recently as compared to historical periods.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives for the three months ended January 31, 2025 was $5.0 million (of which $1.4 million was for the Satellite and Space Communications segment and $3.6 million was for the Terrestrial and Wireless Networks segment) compared to $5.3 million (of which $1.7 million was for the Satellite and Space Communications segment and $3.6 million was for the Terrestrial and Wireless Networks segment), respectively. The decrease in our Satellite and Space Communications segment's amortization during the more recent quarter reflects the impact of our decision to wind down our steerable antenna product line in the U.K.

Proxy Solicitation Costs. During the three months ended January 31, 2025, we incurred $1.1 million of proxy solicitation costs (including legal and advisory fees) in our Unallocated segment as a result of a now-settled proxy contest. There were no similar costs in the prior year.

CEO Transition Costs. During the three months ended January 31, 2025, we recorded a $0.3 million net benefit associated with our CEO transition-related activities. Such net benefit primarily represents a recovery of certain legal matter related costs, partially offset by severance costs related to a former CEO terminated during the second quarter of fiscal 2025. There were no similar costs in the corresponding period of the prior year.

Gain on Business Divestiture, Net. On November 7, 2023, we completed the PST Divestiture and recorded an estimated gain of $2.2 million in our Unallocated segment in the second quarter of fiscal 2024.

Operating Income (Loss). Operating loss for the three months ended January 31, 2025 was $10.3 million, as compared to operating income of $3.0 million for the three months ended January 31, 2024. Operating income (loss) by reportable segment is shown in the table below:

	Three months ended January 31,
	2025	2024	2025	2024	2025	2024	2025	2024
($ in millions)	Satellite and Space Communications		Terrestrial and Wireless Networks		Unallocated		Consolidated
Operating income (loss)	$1.2	1.9	3.4	8.1	(14.8)	(7.0)	$(10.3)	3.0
Percentage of related net sales	1.6%	2.4%	6.4%	14.6%	NA	NA	NA	2.2%

Our GAAP operating loss of $10.3 million for the three months ended January 31, 2025 reflects: (i) $5.0 million of amortization of intangibles; (ii) $3.4 million of restructuring costs (of which $1.4 million and $2.0 million related to our Satellite and Space Communications and Unallocated segments, respectively); (iii) $1.2 million of amortization of stock-based compensation; (iv) $1.1 million of proxy solicitation costs; and (v) a $0.3 million benefit related to CEO transition activities, as discussed above. Excluding such items, our consolidated operating income for the three months ended January 31, 2025 would have been $0.1 million.

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

The decrease, excluding the above items, from $12.2 million of operating income to $0.1 million of operating income for the more recent period primarily reflects lower consolidated net sales and gross profit (both in dollars and as a percentage of consolidated net sales) and higher selling, general and administrative expenses, offset in part by lower research and development expenses, as discussed above. Operating income (loss) by reportable segment is further discussed below.

Index
The decrease in our Satellite and Space Communications segment operating income for the three months ended January 31, 2025 primarily reflects lower net sales and gross profit, both in dollars and as a percentage of related segment net sales, offset in part by lower research and development expenses, lower selling, general and administrative expenses (due to cost reduction actions) and lower amortization of intangibles, as discussed above.

The decrease in our Terrestrial and Wireless Networks segment operating income, both in dollars and as a percentage of the related segment net sales, for the three months ended January 31, 2025 primarily reflects lower net sales and gross profit, both in dollars and as a percentage of related segment net sales, and higher selling, general and administrative expenses and research and development expenses, as discussed above.

Excluding the impact of proxy solicitation costs, CEO transition costs, the gain on the PST Divestiture and its respective portion of restructuring charges in each period, Unallocated expenses for the three months ended January 31, 2025 would have been $12.1 million, as compared to $7.9 million for the three months ended January 31, 2024. The increase in Unallocated expenses, excluding such items, was primarily due to higher selling, general and administrative expenses, as discussed above.

Interest Expense and Other. Interest expense was $11.0 million and $5.3 million for the three months ended January 31, 2025 and 2024, respectively. The increase during the more recent period is primarily due to: higher average debt balances outstanding during the more recent period; higher interest rates and fees under our Credit Facility; and accreted interest on our Subordinated Credit Facility, as discussed further in Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (10) - Credit Facility and Note (11) - Subordinated Credit Facility. Our effective interest rate (including amortization of deferred financing costs) in the three months ended January 31, 2025 was approximately 21.5%, as compared to 11.3% in the prior year period. Our current cash borrowing rate (which excludes the amortization of deferred financing costs) under our Credit Facility approximates 14.2%, which reflects the benefit of the March 3, 2025 waiver and amendment to the Credit Facility, as compared to 9.4% in the prior year period.

Interest (Income) and Other. Interest (income) and other for both the three months ended January 31, 2025 and 2024 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Change in Fair Value of Warrants and Derivatives. During the three months ended January 31, 2025, we recorded a $28.6 million non-cash expense due to the remeasurement of warrants and derivatives related to our Credit Facility, Subordinated Credit Facility and Convertible Preferred Stock. The remeasurement and resulting non-cash expense primarily reflects an increase in the estimated probability of events that could result in additional and/or accelerated payments to holders of our convertible preferred stock. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (10) - Credit Facility, Note (11) - Subordinated Credit Facility and Note (18) - Convertible Preferred Stock for more information. These warrants and derivatives were not outstanding in the corresponding period of the prior year.

(Benefit from) Provision for Income Taxes. For the three months ended January 31, 2025, we recorded a tax benefit of $1.0 million, as compared to a tax expense of $7.4 million for the three months ended January 31, 2024. Our effective tax rate (excluding discrete tax items) for the three months ended January 31, 2025 and 2024 was (1.7)% and (52.0)%, respectively. The change in rate from (52.0)% to (1.7)% is primarily due to changes in expected product and geographic mix and not providing for tax benefits on U.S. deferred tax assets in the more recent period.

For purposes of determining our (1.7)% estimated annual effective tax rate for fiscal 2025, the impairment of long-lived assets, including goodwill, the change in fair value of warrants and derivatives, proxy solicitation costs and CEO transition costs are considered significant, unusual or infrequently occurring discrete tax items and are excluded from the computation of our effective tax rate.

During the three months ended January 31, 2025 and 2024, we recorded a net discrete tax benefit of $0.1 million and $0.3 million, respectively.

Our U.S. federal income tax returns for fiscal 2021 through 2023 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2020 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Index
Net Loss Attributable to Common Stockholders. During the three months ended January 31, 2025 and 2024, consolidated net loss attributable to common stockholders was $22.4 million and $30.5 million, respectively. In addition to those items discussed above, during: (i) the three months ended January 31, 2025, we recorded $26.4 million of net deemed contributions related to our Convertible Preferred Stock outstanding during the quarter; and (ii) during the three months ended January 31, 2024, we recorded: (x) a $13.6 million loss related to the exchange of our Series A-1 Convertible Preferred Stock for Series B Convertible Preferred Stock on January 22, 2024; (y) $4.3 million of Convertible Preferred Stock issuance costs; and (z) $2.1 million of net dividends related to our Convertible Preferred Stock outstanding during the quarter.

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the three months ended January 31, 2025 and 2024 are shown in the table below (numbers in the table may not foot due to rounding):

	Three months ended January 31,
	2025	2024	2025	2024	2025	2024	2025	2024
($ in millions)	Satellite and Space Communications		Terrestrial and Wireless Networks		Unallocated		Consolidated
Net income (loss)	$1.6	(0.5)	3.4	7.6	(53.8)	(17.7)	$(48.7)	(10.6)
(Benefit from) provision for income taxes	(0.2)	0.3	(0.2)	0.7	(0.6)	6.3	(1.0)	7.4
Interest (income) and other	(0.3)	1.1	0.1	(0.2)	—	—	(0.1)	0.9
Interest expense	—	0.9	—	—	11.0	4.4	11.0	5.3
Change in fair value of warrants and derivatives	—	—	—	—	28.6	—	28.6	—
Amortization of stock-based compensation	—	—	—	—	1.2	2.2	1.2	2.2
Amortization of intangibles	1.4	1.7	3.6	3.6	—	—	5.0	5.3
Depreciation	0.7	0.9	1.9	2.0	0.2	0.1	2.8	2.9
Amortization of cost to fulfill assets	—	0.2	—	—	—	—	—	0.2
Restructuring costs	1.4	1.5	—	—	2.0	1.3	3.4	2.7
Strategic emerging technology costs	—	1.0	—	—	—	—	—	1.0
Proxy solicitation costs	—	—	—	—	1.1	—	1.1	—
CEO transition costs	—	—	—	—	(0.3)	—	(0.3)	—
Gain on business divestiture, net	—	—	—	—	—	(2.2)	—	(2.2)
Adjusted EBITDA	$4.7	7.1	8.9	13.7	(10.7)	(5.7)	$2.9	15.1
Percentage of related net sales	6.4%	9.0%	16.9%	24.7%	NA	NA	2.3%	11.3%

The decrease in consolidated Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, for the three months ended January 31, 2025 as compared to the three months ended January 31, 2024 reflects lower consolidated net sales and gross profit (both in dollars and as a percentage of consolidated net sales) and higher selling, general and administrative expenses, offset in part by lower research and development expenses, as discussed above.

The decrease in our Satellite and Space Communications segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, reflects lower net sales and gross profit (both in dollars and as a percentage of related segment net sales), offset in part by lower selling, general and administrative and research and development expenses, as discussed above.

The decrease in our Terrestrial and Wireless Networks segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, is primarily due to lower gross profit (both in dollars and as a percentage of related segment net sales) and higher selling, general and administrative and research and development expenses, as discussed above.

Index
A reconciliation of our fiscal 2024 GAAP Net Loss to Adjusted EBITDA is shown in the table below (numbers in the table may not foot due to rounding):

($ in millions)	Fiscal Year 2024
Reconciliation of GAAP Net Loss to Adjusted EBITDA:
Net loss	$(100.0)
Benefit from income taxes	(0.3)
Interest expense	22.2
Interest (income) and other	0.7
Write-off of deferred financing costs	1.8
Change in fair value of warrants and derivatives	(4.3)
Amortization of stock-based compensation	6.1
Amortization of intangibles	21.2
Depreciation	12.2
Impairment of long-lived assets, including goodwill	64.5
Amortization of cost to fulfill assets	1.0
Restructuring costs	12.5
Strategic emerging technology costs	4.1
CEO transition costs	2.9
Loss on PST Divestiture	1.2
Adjusted EBITDA	$45.7

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

	Three months ended January 31, 2025
($ in millions, except for per share amount)	Operating (Loss) Income	Net Loss Attributable to Common Stockholders	Net Loss per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(10.3)	$(22.4)	$(0.76)
Adjustments to reflect redemption value of convertible preferred stock	—	(26.4)	(0.90)
Change in fair value of warrants and derivatives	—	28.6	0.98
Amortization of intangibles	5.0	4.8	0.16
Restructuring costs	3.4	3.2	0.11
Amortization of stock-based compensation	1.2	1.1	0.04
Proxy solicitation costs	1.1	1.0	0.03
CEO transition costs	(0.3)	(0.3)	(0.01)
Net discrete tax expense	—	0.1	—
Non-GAAP measures	$0.1	$(10.3)	$(0.35)

	Three months ended January 31, 2024
($ in millions, except for per share amount)	Operating (Loss) Income	Net Loss Attributable to Common Stockholders	Net Loss per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$3.0	$(30.5)	$(1.07)
Loss on extinguishment of convertible preferred stock	—	13.6	0.48
Adjustments to reflect redemption value of convertible preferred stock	—	6.3	0.22
Amortization of intangibles	5.3	4.1	0.14
Restructuring costs	2.7	2.1	0.07
Amortization of stock-based compensation	2.2	1.7	0.06
Strategic emerging technology costs	1.0	0.8	0.03
Amortization of costs to fulfill assets	0.2	0.2	0.01
Gain on business divestiture, net	(2.2)	(2.9)	(0.10)
Net discrete tax expense	—	0.4	0.01
Non-GAAP measures	$12.2	$(4.2)	$(0.15)

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2025 AND 2024

Net Sales. Consolidated net sales were $242.4 million and $286.1 million for the six months ended January 31, 2025 and 2024, respectively, representing a decrease of $43.7 million, or 15.3%. The period-over-period decrease reflects significantly lower net sales in our Satellite and Space Communications segment offset, in part, by higher net sales in our Terrestrial and Wireless Networks segment, as further discussed below.

Index
Satellite and Space Communications
Net sales in our Satellite and Space Communications segment were $132.7 million for the six months ended January 31, 2025 as compared to $181.0 million for the six months ended January 31, 2024, a significant decrease of $48.3 million, or 26.7%. Related segment net sales for the six months ended January 31, 2025 primarily reflect lower net sales of our troposcatter and SATCOM solutions (including COMET terminals to an international customer, progress toward delivering next-generation troposcatter terminals to the U.S. Marine Corps and U.S. Army and VSAT equipment to the U.S. Army), high-power solid state amplifiers related to the PST Divestiture (which was completed in November 2023) and satellite ground station solutions (primarily EEE space components and antennas related sales, including those related to the CGC Divestiture initiated in our fourth quarter of fiscal 2024). Our Satellite and Space Communications segment represented 54.7% of consolidated net sales for the six months ended January 31, 2025 as compared to 63.3% for the six months ended January 31, 2024. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the six months ended January 31, 2025 was 0.80x.

Terrestrial and Wireless Networks
Net sales in our Terrestrial and Wireless Networks segment were $109.7 million for the six months ended January 31, 2025, as compared to $105.1 million for the six months ended January 31, 2024, an increase of $4.6 million, or 4.4%. Related segment net sales for the six months ended January 31, 2025 primarily reflect higher net sales of our call handling and NG-911 services, offset in part by lower net sales of our location based solutions. Our Terrestrial and Wireless Networks segment represented 45.3% of consolidated net sales for the six months ended January 31, 2025 as compared to 36.7% for the six months ended January 31, 2024. Our book-to-bill ratio in this segment for the six months ended January 31, 2025 was 0.92x.

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

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the six months ended January 31, 2025 and 2024 are as follows:

	Six months ended January 31,
	2025	2024	2025	2024	2025	2024
	Satellite and Space Communications		Terrestrial and Wireless Networks		Consolidated
U.S. government	63.8%	52.3%	1.1%	1.1%	35.4%	33.5%
Domestic	10.4%	13.7%	90.9%	89.4%	46.9%	41.5%
Total U.S.	74.2%	66.0%	92.0%	90.5%	82.3%	75.0%

International	25.8%	34.0%	8.0%	9.5%	17.7%	25.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the DoD, intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. For the six months ended January 31, 2025 and 2024, except for the U.S. government, there were no customers that represented 10% or more of consolidated net sales. International sales for the six months ended January 31, 2025 and 2024 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $43.0 million and $71.5 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented 10% or more of consolidated net sales for the six months ended January 31, 2025 and 2024.

Index
Gross Profit. Gross profit was $48.3 million and $91.1 million for the six months ended January 31, 2025 and 2024, respectively, a decrease of $42.8 million. Gross profit, as a percentage of consolidated net sales, for the six months ended January 31, 2025 was 19.9% as compared to 31.8% for the six months ended January 31, 2024. Our gross profit for the six months ended January 31, 2025 (both in dollars and as a percentage of consolidated net sales) reflects: (i) overall product mix changes, as discussed above; (ii) a non-cash charge of $11.4 million related to the write down of certain inventories as a result of restructuring activities within our Satellite and Space Communications segment; (iii) the expensing of work in process inventory related to certain loss contracts in our satellite ground infrastructure product line; (iv) higher expected costs at completion, as we advanced certain nonrecurring engineering related projects in our satellite ground infrastructure product line through development and toward production; and (v) late delivery penalties related to a Modular Transportable Transmission Systems (or "MTTS") troposcatter solutions order. Excluding the non-cash inventory-related charge, our gross profit, as a percentage of consolidated net sales, for the six months ended January 31, 2025 would have been 24.6%, a decrease from the 31.8% reported in the six months ended January 31, 2024. Gross profit (both in dollars and as a percentage of consolidated net sales) in the six months ended January 31, 2024 was influenced by a large, high margin sale of COMET terminals to an international customer, which did not repeat in the six months ended January 31, 2025. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Satellite and Space Communications segment's gross profit, both in dollars and as a percentage of related segment net sales, for the six months ended January 31, 2025 decreased significantly in comparison to the six months ended January 31, 2024. The gross profit percentage in the more recent period reflects changes in products and services mix, as well as other segment related items, as discussed above.

Our Terrestrial and Wireless Networks segment's gross profit, both in dollars and as a percentage of related segment net sales, for the six months ended January 31, 2025 decreased in comparison to the six months ended January 31, 2024. The gross profit percentage in the more recent period reflects changes in products and services mix, as discussed above.

Included in consolidated cost of sales for the six months ended January 31, 2025 and 2024 are provisions for excess and obsolete inventory of $13.5 million and $1.5 million, respectively. As discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Provisions for Excess and Obsolete Inventory, we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends. As discussed above and in Part I. - Financial Information - Item 1. - Note (8) - Inventories, in connection with our initiatives to transform our Company, during the six months ended January 31, 2025, we recorded a non-cash charge of $11.4 million within Cost of Sales on our Condensed Consolidated Statement of Operations related to the write down of inventory associated with approximately 70 products within our satellite ground infrastructure product line that were discontinued. Such non-cash charge also included the write down of inventory associated with the CGC Divestiture that was no longer considered salable during the period.

Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast. Our consolidated gross profit, as a percentage of consolidated net sales, may also be impacted by the timing and outcome of actions we may take related to our transformation strategy.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $85.5 million and $63.0 million for the six months ended January 31, 2025 and 2024, respectively. As a percentage of consolidated net sales, selling, general and administrative expenses were 35.3% and 22.0% for the six months ended January 31, 2025 and 2024, respectively.

Index
During the first quarter of fiscal 2025, we determined that an unbilled receivable contract asset in the amount of $19.0 million, related to an international customer and reseller of our troposcatter technologies, was at risk of not being invoiced or collected, principally due to a change in the customer's near-term ability to secure certain opportunities in its pipeline. As a result and considering that we offered a price concession (i.e., variable consideration) to our customer in the first quarter of fiscal 2025, we reversed $1.6 million of cumulative revenue and associated unbilled receivable contract assets related to this transaction, and recorded a non-cash charge to fully reserve for the remaining $17.4 million unbilled receivable contract asset within our allowance for doubtful accounts. Also, during the six months ended January 31, 2025 and 2024, we incurred $9.9 million and $6.4 million of restructuring costs within selling, general and administrative expenses, respectively, primarily to streamline our operations and improve efficiency (including those related to legal and professional fees associated with our pursuit of strategic alternatives, the wind down of our steerable antenna product line in the U.K. initiated in our fourth quarter of fiscal 2024, and severance costs). Excluding such provision for doubtful accounts and restructuring costs, selling, general and administrative expenses for the six months ended January 31, 2025 and 2024 would have been $58.2 million, or 24.0% and $56.6 million or 19.8%, respectively, of consolidated net sales. The increase in our selling, general and administrative expenses, as a percentage of consolidated net sales, is primarily due to significantly lower consolidated net sales, as discussed above. The increase in our selling, general and administrative expenses, in dollars, is due to higher legal and professional fees and cash-based incentive compensation, offset in part by lower stock-based compensation, as discussed below.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $1.0 million in the six months ended January 31, 2025, as compared to $4.2 million in the six months ended January 31, 2024. During the six months ended January 31, 2025, we reversed a portion of our stock-based compensation expense related to performance shares due to lower-than-estimated achievement of fiscal 2022 performance share goals. Stock-based compensation expense for the more recent period also reflects the forfeiture of awards related to our former Chief Operating Officer and Chief Executive Officer, whose employment was terminated during the more recent period. Additionally, with respect to stock-based compensation expense reported in the prior year period, we had determined to settle fiscal 2024 non-equity annual incentive awards accrued during such period with stock-based awards in lieu of cash. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Research and Development Expenses. Research and development expenses were $8.1 million and $14.7 million for the six months ended January 31, 2025 and 2024, respectively, representing a decrease of $6.6 million, or 45.0%. As a percentage of consolidated net sales, research and development expenses were 3.3% and 5.1% for the six months ended January 31, 2025 and 2024, respectively.

For the six months ended January 31, 2025 and 2024, research and development expenses of $2.4 million and $8.9 million, respectively, related to our Satellite and Space Communications segment and $5.6 million and $5.5 million, respectively, related to our Terrestrial and Wireless Networks segment. The remaining research and development expenses of $0.1 million and $0.3 million in the six months ended January 31, 2025 and 2024, respectively, related to the amortization of stock-based compensation expense. Lower research and development expenses reflect our prioritization of resources across various programs.

During the six months ended January 31, 2025 and 2024, we incurred $0.3 million and $2.3 million, respectively, of strategic emerging technology costs in our Satellite and Space Communications segment for next-generation satellite technology to advance our solutions offerings to be used with new broadband satellite constellations. As a result of our fourth quarter fiscal 2024 decision to cease operations related to our steerable antenna product line in the U.K., we do not expect to incur similar strategic emerging technology costs in the future.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the six months ended January 31, 2025 and 2024, customers reimbursed us $6.1 million and $6.5 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

In addition to increases in customer-funded research and development activities in recent years, during the six months ended January 31, 2025 and 2024, we also experienced an increase in engineering efforts related to cost to fulfill contract assets and internal use software, for which we capitalized $3.4 million and $2.9 million, respectively. As a result of these trends, a more focused prioritization of resources across various programs and the impact of prior reductions in force announced in fiscal 2023, our research and development expenses for financial reporting purposes has significantly decreased more recently as compared to historical periods.

Index
Amortization of Intangibles. Amortization relating to intangible assets with finite lives for the six months ended January 31, 2025 and 2024 was $11.6 million (of which $4.4 million was for the Satellite and Space Communications segment and $7.2 million was for the Terrestrial and Wireless Networks segment) compared to $10.6 million (of which $3.3 million was for the Satellite and Space Communications segment and $7.2 million was for the Terrestrial and Wireless Networks segment), respectively. The increase in our Satellite and Space Communications segment's amortization during the more recent period reflects the impact of our decision to wind down our steerable antenna product line in the U.K.

Impairment of Long-Lived Assets, including Goodwill. Based on lower-than-expected financial performance during the first quarter of fiscal 2025 within our Satellite and Space Communications segment, and other factors, we determined that we were required to perform an interim quantitative goodwill impairment test as of October 31, 2024. Based on our quantitative evaluation, we determined that our Satellite and Space Communications reporting unit had an estimated fair value below its carrying value and concluded that our goodwill in this reporting unit was impaired. As a result, in the first quarter of fiscal 2025, we recognized a $79.6 million non-cash goodwill impairment charge in our Satellite and Space Communications reporting unit. In addition to testing goodwill for impairment, we also assessed the recoverability of the carrying values of our other long-lived assets in this segment, including identifiable intangible assets with finite useful lives. Based on our evaluation, we determined that the fair values of such assets were not impaired. See Part I. - Financial Information - Item 1. - Note (16) - Long-Lived Assets, including Goodwill for further information.

Proxy Solicitation Costs. During six months ended January 31, 2025, we incurred $2.7 million of proxy solicitation costs (including legal and advisory fees) in our Unallocated segment as a result of a now-settled proxy contest. There were no similar costs in the prior year.

CEO Transition Costs. For the six months ended January 31, 2025, we recorded a $0.3 million net expense associated with our CEO transition-related activities. Such net expense primarily represents certain legal matter related costs and third party CEO search firm expenses. There were no similar costs in the corresponding period of the prior year.

Gain on Business Divestiture, Net. On November 7, 2023, we completed the PST Divestiture and recorded an estimated gain of $2.2 million in our Unallocated segment in the second quarter of fiscal 2024.

Operating (Loss) Income. Operating loss for the six months ended January 31, 2025 was $139.4 million, as compared to operating income of $5.1 million for the six months ended January 31, 2024. Operating (loss) income by reportable segment is shown in the table below:

	Six months ended January 31,
	2025	2024	2025	2024	2025	2024	2025	2024
($ in millions)	Satellite and Space Communications		Terrestrial and Wireless Networks		Unallocated		Consolidated
Operating (loss) income	$(117.6)	12.0	8.7	12.2	(30.5)	(19.1)	$(139.4)	5.1
Percentage of related net sales	NA	6.6%	7.9%	11.6%	NA	NA	NA	1.8%

Our GAAP operating loss of $139.4 million for the six months ended January 31, 2025 reflects: (i) a non-cash goodwill impairment charge of $79.6 million; (ii) $21.3 million of restructuring costs, including a non-cash inventory write down during the quarter (of which $15.2 million, $0.1 million and $6.0 million related to our Satellite and Space Communications, Terrestrial and Wireless Networks and Unallocated segments, respectively); (iii) $11.6 million of amortization of intangibles; (iv) $2.7 million of proxy solicitation costs; (v) $1.3 million of amortization of stock-based compensation; (vi) $0.3 million of CEO transition costs; (vii) $0.3 million of strategic emerging technology costs; and (viii) $0.3 million of amortization of cost to fulfill assets, as discussed above. Excluding such items, our consolidated operating loss for the six months ended January 31, 2025 would have been $22.2 million.

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

Index
The decrease, excluding the above items, from $27.5 million of operating income to $22.2 million of operating loss for the more recent period primarily reflects lower consolidated net sales and gross profit (both in dollars and as a percentage of consolidated net sales) and higher selling, general and administrative expenses, offset in part by lower research and development expenses, as discussed above. Operating income (loss) by reportable segment is further discussed below.

The decrease in our Satellite and Space Communications segment operating income for the six months ended January 31, 2025 primarily reflects a non-cash goodwill impairment charge of $79.6 million, significantly lower net sales and gross profit, both in dollars and as a percentage of related segment net sales (including an $11.4 million non-cash charge related to the write down of certain inventory and impact of the PST and CGC divestitures), higher selling, general and administrative expenses (due primarily to a $17.4 million non-cash charge related to an allowance for doubtful accounts) and higher amortization of intangibles, offset in part by lower research and development expenses, as discussed above.

The decrease in our Terrestrial and Wireless Networks segment operating income, both in dollars and as a percentage of the related segment net sales, for the six months ended January 31, 2025 primarily reflects lower gross profit (as a percentage of the related segment net sales) and higher selling, general and administrative expenses, as discussed above.

Excluding the gain on the PST Divestiture and the impact of proxy solicitation costs, CEO transition costs and its respective portion of restructuring charges in each period, Unallocated expenses for the six months ended January 31, 2025 would have been $21.5 million, as compared to $17.1 million for the six months ended January 31, 2024. The increase in Unallocated expenses, excluding such items, was primarily due to higher selling, general and administrative expenses, as discussed above.

Interest Expense and Other. Interest expense was $20.5 million and $10.2 million for the six months ended January 31, 2025 and 2024, respectively. The increase during the more recent period is primarily due to: higher average debt balances outstanding during the more recent period; higher interest rates and fees under our Credit Facility; and accreted interest on our Subordinated Credit Facility, as discussed further in Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (10) - Credit Facility and Note (11) - Subordinated Credit Facility. Our effective interest rate (including amortization of deferred financing costs) in the six months ended January 31, 2025 was approximately 20.3%, as compared to 10.9% in the prior year period. Our current cash borrowing rate (which excludes the amortization of deferred financing costs) under our Credit Facility approximates 14.2%, which reflects the benefit of the March 3, 2025 waiver and amendment to the Credit Facility, as compared to 9.4% in the prior year period.

Interest (Income) and Other. Interest (income) and other for both the six months ended January 31, 2025 and 2024 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Write-off of Deferred Financing Costs. During the six months ended January 31, 2025, in connection with the October 17, 2024 amendment to the Credit Facility and due to the borrowing capacity of the Revolver Loan being limited by the lenders' consent right, a pro-rata amount of financing fees totaling $1.4 million were immediately expensed during six months ended January 31, 2025.

Change in Fair Value of Warrants and Derivatives. During the six months ended January 31, 2025, we recorded a $34.1 million non-cash expense due to the remeasurement of warrants and derivatives related to our Credit Facility, Subordinated Credit Facility and Convertible Preferred Stock. The remeasurement and resulting non-cash expense primarily reflects an increase in the estimated probability of events that could result in additional and/or accelerated payments to holders of our convertible preferred stock. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (10) - Credit Facility, Note (11) - Subordinated Credit Facility and Note (18) - Convertible Preferred Stock for more information. These warrants and derivatives were not outstanding in the corresponding period of the prior year.

Provision for Income Taxes. For the six months ended January 31, 2025 and 2024, we recorded a tax expense of $1.2 million and $6.0 million, respectively. Our effective tax rate (excluding discrete tax items) for the six months ended January 31, 2025 and 2024 was (1.7)% and (52.0)%, respectively. The change in rate from (52.0)% to (1.7)% is primarily due to changes in expected product and geographical mix and not providing for tax benefits on U.S. deferred tax assets in the more recent period.

For purposes of determining our (1.7)% estimated annual effective tax rate for fiscal 2025, the impairment of long-lived assets, including goodwill, the change in fair value of warrants and derivatives, proxy solicitation costs and CEO transition costs are considered significant, unusual or infrequently occurring discrete tax items and are excluded from the computation of our effective tax rate.

Index
During the six months ended January 31, 2025, we recorded a net discrete tax benefit of $0.2 million primarily related to proxy solicitation costs and CEO transition costs. During the six months ended January 31, 2024, we recorded a net discrete tax expense of $1.8 million primarily related to the anticipated timing of the settlement of contingent consideration related to the PST Divestiture.

Our U.S. federal income tax returns for fiscal 2021 through 2023 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2020 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Loss Attributable to Common Stockholders. During the six months ended January 31, 2025 and 2024, consolidated net loss attributable to common stockholders was $178.2 million and $33.8 million, respectively. In addition to those items discussed above: (i) the more recent period includes a $51.2 million gain related to the exchange of our Series B-1 Convertible Preferred Stock for Series B-2 Convertible Preferred Stock on October 17, 2024, offset in part by $32.3 million of net dividends related to our Convertible Preferred Stock outstanding during the period; and (ii) the prior year period includes: (x) a $13.6 million loss related to the exchange of our Series A-1 Convertible Preferred Stock for Series B Convertible Preferred Stock on January 22, 2024; (y) $4.3 million of Convertible Preferred Stock issuance costs; and (z) $3.9 million of dividends related to our Convertible Preferred Stock outstanding during the period.

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the six months ended January 31, 2025 and 2024 are shown in the table below (numbers in the table may not foot due to rounding):

	Six months ended January 31,
	2025	2024	2025	2024	2025	2024	2025	2024
($ in millions)	Satellite and Space Communications		Terrestrial and Wireless Networks		Unallocated		Consolidated
Net income (loss)	$(117.8)	8.8	8.8	11.7	(88.1)	(32.6)	$(197.1)	(12.0)
(Benefit from) provision for income taxes	(0.2)	0.5	(0.2)	0.4	1.6	5.1	1.2	6.0
Interest (income) and other	0.4	0.8	0.1	—	—	—	0.5	0.8
Interest expense	—	1.8	—	—	20.5	8.4	20.5	10.2
Write-off of deferred financing costs	—	—	—	—	1.4	—	1.4	—
Change in fair value of warrants and derivatives	—	—	—	—	34.1	—	34.1	—
Amortization of stock-based compensation	—	—	—	—	1.3	4.8	1.3	4.8
Amortization of intangibles	4.4	3.3	7.2	7.2	—	—	11.6	10.6
Impairment of long-lived assets, including goodwill	79.6	—	—	—	—	—	79.6	—
Depreciation	1.5	1.8	3.9	3.9	0.2	0.2	5.7	6.0
Amortization of cost to fulfill assets	0.3	0.5	—	—	—	—	0.3	0.5
Restructuring costs	15.2	2.2	0.1	—	6.0	4.2	21.3	6.4
Strategic emerging technology costs	0.3	2.3	—	—	—	—	0.3	2.3
Proxy solicitation costs	—	—	—	—	2.7	—	2.7	—
CEO transition costs	—	—	—	—	0.3	—	0.3	—
Gain on business divestiture, net	—	—	—	—	—	(2.2)	—	(2.2)
Adjusted EBITDA	$(16.4)	22.2	19.9	23.4	(20.0)	(12.1)	$(16.5)	33.5
Percentage of related net sales	NA	12.3%	18.1%	22.2%	NA	NA	NA	11.7%

The decrease in consolidated Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, for the six months ended January 31, 2025 as compared to the six months ended January 31, 2024 reflects lower consolidated net sales and gross profit (both in dollars and as a percentage of consolidated net sales) and higher selling, general and administrative expenses (primarily a $17.4 million non-cash charge related to an allowance for doubtful accounts), offset in part by lower research and development expenses, as discussed above.

The decrease in our Satellite and Space Communications segment's Adjusted EBITDA reflects significantly lower net sales and gross profit (both in dollars and as a percentage of related segment net sales) and higher selling, general and administrative expenses (primarily a $17.4 million non-cash charge related to an allowance for doubtful accounts), offset in part by lower research and development expenses, as discussed above.

Index

The decrease in our Terrestrial and Wireless Networks segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, reflects lower gross profit (both in dollars and as a percentage of related segment net sales) and higher selling, general and administrative expenses, as discussed above.

A reconciliation of our fiscal 2024 GAAP Net Loss to Adjusted EBITDA is shown in the table below (numbers in the table may not foot due to rounding):

($ in millions)	Fiscal Year 2024
Reconciliation of GAAP Net Loss to Adjusted EBITDA:
Net loss	$(100.0)
Benefit from income taxes	(0.3)
Interest expense	22.2
Interest (income) and other	0.7
Write-off of deferred financing costs	1.8
Change in fair value of warrants and derivatives	(4.3)
Amortization of stock-based compensation	6.1
Amortization of intangibles	21.2
Depreciation	12.2
Impairment of long-lived assets, including goodwill	64.5
Amortization of cost to fulfill assets	1.0
Restructuring costs	12.5
Strategic emerging technology costs	4.1
CEO transition costs	2.9
Loss on PST Divestiture	1.2
Adjusted EBITDA	$45.7

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

Index

Reconciliations of our GAAP consolidated operating income (loss), net income (loss) attributable to common stockholders and net income (loss) per diluted common share to the corresponding Non-GAAP measures are shown in the tables below (numbers and per share amounts in the tables may not foot due to rounding). Non-GAAP net income (loss) attributable to common stockholders and non-GAAP net income (loss) per diluted common share reflect Non-GAAP provisions for income taxes based on year-to-date results, as adjusted for the Non-GAAP reconciling items included in the tables below. We evaluate our Non-GAAP effective income tax rate on an ongoing basis, and it can change from time to time. Our Non-GAAP effective income tax rate can differ materially from our GAAP effective income tax rate. In addition, due to the GAAP net loss for the period, Non-GAAP net income per diluted common share for the six months ended January 31, 2024 was computed using weighted average diluted shares outstanding of 28,958,000 during the period.

	Six months ended January 31, 2025
($ in millions, except for per share amount)	Operating Loss	Net Loss Attributable to Common Stockholders	Net Loss per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(139.4)	$(178.2)	$(6.06)
Change in fair value of warrants and derivatives	—	34.1	1.16
Adjustments to reflect redemption value of convertible preferred stock	—	32.3	1.10
Gain on extinguishment of convertible preferred stock	—	(51.2)	(1.74)
Impairment of long-lived assets, including goodwill	79.6	79.6	2.71
Restructuring costs	21.3	20.3	0.69
Amortization of intangibles	11.6	11.2	0.38
Proxy solicitation costs	2.7	2.5	0.09
Amortization of stock-based compensation	1.3	1.2	0.04
CEO transition costs	0.3	0.3	0.01
Strategic emerging technology costs	0.3	0.3	0.01
Amortization of cost to fulfill assets	0.3	0.3	0.01
Net discrete tax expense	—	0.1	—
Non-GAAP measures	$(22.2)	$(47.4)	$(1.61)

	Six months ended January 31, 2024
($ in millions, except for per share amount)	Operating Income	Net (Loss) Income Attributable to Common Stockholders	Net (Loss) Income per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$5.1	$(33.8)	$(1.18)
Loss on extinguishment of convertible preferred stock		13.6	0.48
Adjustment to reflect redemption value of convertible preferred stock	—	8.2	0.29
Amortization of intangibles	10.6	8.2	0.28
Restructuring costs	6.4	5.0	0.17
Amortization of stock-based compensation	4.8	3.8	0.13
Strategic emerging technology costs	2.3	1.8	0.06
Amortization of cost to fulfill assets	0.5	0.5	0.02
Gain on business divestiture, net	(2.2)	(1.4)	(0.05)
Net discrete tax expense	—	1.0	0.03
Non-GAAP measures	$27.5	$6.7	$0.23

Index
LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $26.7 million and $32.4 million at January 31, 2025 and July 31, 2024, respectively. For the six months ended January 31, 2025, our cash flows reflect the following:

•Net cash used in operating activities was $22.0 million and $41.2 million for the six months ended January 31, 2025 and 2024, respectively. The period-over-period decrease in cash used in operating activities reflects overall changes in net working capital requirements, principally the timing of progress toward completion on contracts accounted for over time, including related shipments, billings and collections, and payments to vendors. Over the past several quarters, we have experienced elevated levels of contract assets (i.e., unbilled receivables) related to large, long-term contracts with certain U.S. government and international customers. While such contract assets are trending lower more recently, in fiscal 2025, due to shipments, billings and collections from our customers, such contract activity has resulted in a material increase in working capital requirements. Net cash used in operating activities in the more recent period also reflects lower net sales and gross profit in the first half of fiscal 2025, as compared to the first half of fiscal 2024.

•Net cash used in investing activities for the six months ended January 31, 2025 was $4.1 million and primarily reflects capital expenditures to build-out cloud-based computer networks to support our previously announced NG-911 contract wins and capital investments and building improvements in connection with our manufacturing facilities. Net cash provided by investing activities for the six months ended January 31, 2024 was $24.9 million and includes $32.5 million of net cash proceeds from the PST Divestiture.

•Net cash provided by financing activities was $20.3 million and $37.3 million for the six months ended January 31, 2025 and 2024, respectively. During the six months ended January 31, 2025, we entered into a Subordinated Credit Facility with existing holders of our convertible preferred stock and received proceeds of $21.8 million, net of transaction related costs. During the six months ended January 31, 2024, we received proceeds of $39.4 million from the holders of our convertible preferred stock, net of issuance costs, had net borrowings under our prior credit facility of $3.9 million and paid deferred financing costs of $2.1 million. We also made $1.2 million and $3.8 million of payments to remit employees' statutory tax withholding requirements related to the net settlement of stock-based awards during the six months ended January 31, 2025 and 2024, respectively.

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

Index
Over the past three fiscal years, we incurred operating losses of $79.9 million, $14.7 million and $33.8 million in fiscal 2024, 2023 and 2022, respectively. More recently, we recognized an operating loss of $10.2 million and $139.4 million in the three and six months ended January 31, 2025. In addition, over the past three fiscal years, net cash used in operating activities was $54.5 million and $4.4 million in fiscal 2024 and 2023, respectively, and net cash provided by operating activities was $2.0 million in fiscal 2022. More recently, net cash used in operating activities was $22.0 million in the six months ended January 31, 2025. Our ability to meet future anticipated liquidity needs over the next year beyond the issuance date will largely depend on our ability to generate positive cash inflows from operations, maximize our borrowing capacity under our Credit Facility, as discussed further below, and/or secure other sources of outside capital. While we believe we will be able to generate sufficient positive cash inflows, maximize our borrowing capacity and secure outside capital, there can be no assurance our plans will be successfully implemented and, as such, we may be unable to continue as a going concern over the next year beyond the issuance date.

As discussed further in Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (10) - Credit Facility, on June 17, 2024, we entered into a credit facility with a new syndicate of lenders, which replaced our prior credit facility. As further discussed below, we subsequently amended the credit facility on October 17, 2024 and March 3, 2025 (the "Credit Facility"). The Credit Facility consists of a committed $162.0 million term loan (“Term Loan”) and $56.8 million revolving loan (“Revolver Loan”). At January 31, 2025 and March 10, 2025 (the date closest to the issuance date), total outstanding borrowings under the Credit Facility were $202.9 million and $168.0 million, respectively. At January 31, 2025 and March 10, 2025, $32.5 million and $23.4 million was drawn on the Revolver Loan. As of the issuance date, our available sources of liquidity approximate $27.4 million, consisting of qualified cash and cash equivalents and the remaining available portion of the committed Revolver Loan.

The Credit Facility was amended on October 17, 2024 and March 3, 2025 to waive all defaults under the Credit Facility, specifically in connection with our Net Leverage Ratio and Fixed Charge Coverage Ratio covenants as of July 31, 2024 and January 31, 2025, respectively. Cumulatively, the amendments also, among other things: (i) reduced the interest rate margins applicable to the Term Loan; (ii) permitted the incurrence of $65.0 million of senior unsecured subordinated debt (as described below); (iii) suspended testing of the Net Leverage Ratio and the Fixed Charge Coverage Ratio covenants until October 31, 2025; (iv) suspended our ability to pay interest in-kind until after the interest rate margins are tested based on net leverage ratios; (v) provided the lenders a consent right with respect to Revolver Loan borrowings above $29.3 million; and (vi) amended the maturity date to the earlier of: (x) July 31, 2028; or (y) 90 days prior to the earliest date that the debt under the Subordinated Credit Facility (as defined below) becomes due and payable.

The Credit Facility requires compliance with restrictive and financial covenants, including: a maximum Net Leverage Ratio of 3.15x commencing with the four fiscal quarter period ending October 31, 2025; a minimum Fixed Charge Coverage Ratio of 1.25x commencing with the four fiscal quarter period ending October 31, 2025; a minimum Average Liquidity requirement at each fiscal quarter end of $17.5 million; and a minimum EBITDA of $35.0 million for the four fiscal quarter period ending October 31, 2025. Such covenants adjust under the Credit Facility in future periods. Over the next twelve months beyond the issuance date, we believe that it is probable we will not be able to comply with one or more of these covenants.

As discussed further in Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements – Note (11) - Subordinated Credit Facility, on October 17, 2024, we entered into a Subordinated Credit Agreement with the existing holders of our Convertible Preferred Stock, which provided for an initial subordinated unsecured term loan facility in the aggregate principal amount of $25.0 million. On March 3, 2025, we entered into an amendment to the Subordinated Credit Agreement (the “Subordinated Credit Facility”). In addition to waiving certain defaults or events of default under the Subordinated Credit Facility, including in connection with our Net Leverage Ratio and Fixed Charge Coverage Ratio covenants as of January 31, 2025, cumulatively, the Subordinated Credit Facility, among other things: (i) provides for a total $65.0 million facility; and (ii) suspended testing of the Net Leverage Ratio and the Fixed Charge Coverage Ratio covenants under the Subordinated Credit Facility until October 31, 2025. The net proceeds of the Subordinated Credit Facility cured our defaults on certain financial covenants under the Credit Facility, as discussed above, and were principally used to repay a portion of the Term Loan and Revolving Loan on March 3, 2025 and to fund our general working capital needs. At January 31, 2025 and March 10, 2025 (the date closest to the issuance date), total outstanding borrowings under the Subordinated Credit Facility (excluding accreted interest) were $25.0 million and $65.0 million, respectively.

Index
Our ability to meet our current obligations as they become due may be impacted by our ability to remain compliant with the financial covenants required by the Credit Facility and Subordinated Credit Facility, or to obtain future waivers or amendments from the lenders in the event compliance is not maintained. While we believe we will be able to secure such waivers or amendments, as needed, there can be no assurance such waivers or amendments will be secured or on terms that are acceptable to us. If we are unable to secure waivers or amendments, the lenders may declare an event of default, which would cause an immediate acceleration and repayment of all outstanding principal, interest and fees due under our Credit Facility and Subordinated Credit Facility. Absent our ability to repay the forgoing amounts upon the declaration of an event of default, the lenders may exercise their rights and remedies under the Credit Facility and Subordinated Credit Facility, which may include, among others, a seizure of substantially all of our assets and/or the liquidation of our operations. If an event of default occurs that allows the lenders to exercise these rights and remedies over the next year beyond the issuance date, we will be unable to continue as a going concern.

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

Our material cash requirements could increase beyond our current expectations due to factors, including but not limited to: (i) an inability to meet our current obligations under our Credit Facility and/or Subordinated Credit Facility as they become due, or to obtain future waivers or amendments from the lenders in the event compliance is not maintained; (ii) a future redemption by the holders of our Convertible Preferred Stock; (iii) general economic conditions; (iv) a change in customer or government spending priorities and/or contracting decisions; (v) larger than usual customer orders; or (vi) actions we may take related to our strategic transformation.

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

Index
In addition to making capital investments for our high-volume manufacturing centers, we have been making significant capital expenditures and building out cloud-based computer networks to support our previously announced NG-911 contract wins. We expect capital investments for these and other initiatives to continue throughout fiscal 2025 and beyond.

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

On September 29, 2020, our Board of Directors authorized a $100.0 million stock repurchase program, which replaced our prior program. The $100.0 million stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases of our common stock during the six months ended January 31, 2025 and 2024.

In fiscal 2023, we adjusted the Company’s capital allocation plans and determined to forgo a common stock dividend. Future common stock dividends, if any, remain subject to compliance with financial covenants under our Credit Facility, as well as Board approval and certain voting rights of holders of our Convertible Preferred Stock.

At January 31, 2025, cash and cash equivalents includes $0.3 million of cash deposited as collateral in connection with outstanding standby letters of credit to guarantee future performance on certain customer contracts.

Commitments
In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of January 31, 2025, will materially adversely affect our liquidity. At January 31, 2025, cash payments due under contractual obligations (including estimated interest expense on our Credit Facility, as further described below), excluding purchase orders that we entered into in our normal course of business, are as follows:

($ in thousands)	Total	Due Within 1 Year
Credit Facility - principal payments	$202,940	6,076
Credit Facility - interest payments	76,714	24,387
Operating lease obligations	41,484	7,781
Subordinated Credit Facility	25,000	—
Contractual cash obligations	$346,138	38,244

Index
As stated above, the amounts in the above table represent cash payments due under contractual obligations. Interest payments presented were calculated based the outstanding borrowings at January 31, 2025, as adjusted for the partial paydown of the Term Loan and Revolver Loan in connection with the March 3, 2025 amendments to the Credit Facility and Subordinated Credit Facility, which also reduced interest rate margins applicable to the Term Loan. Interest was calculated based on the SOFR forward curve plus the applicable margin pursuant to the March 3, 2025 amendment and does not assume any interest paid-in-kind. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (10) - Credit Facility and Note (11) - Subordinated Credit Facility for additional information on the commitments under our Credit Facility and Subordinated Credit Facility, respectively, and Note (12) - Leases for additional information on our lease commitments. Over the next twelve months beyond the issuance date, we believe that it is probable we will not be able to comply with one or more of our financial covenants related to our Credit Facility and Subordinated Credit Facility. As a result, all amounts outstanding under our Credit Facility and Subordinated Credit Facility have been presented as current liabilities on our Condensed Consolidated Balance Sheets as of January 31, 2025.

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

We have entered into employment and/or change of control agreements, as well as indemnification agreements with certain of our executive officers, directors and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of the Company or termination of the employee.

Our Condensed Consolidated Balance Sheet at January 31, 2025 includes total liabilities of $8.7 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of January 31, 2025, we had cash and cash equivalents of $26.7 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of January 31, 2025, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934), was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were not effective as of January 31, 2025, as a result of the material weaknesses in our internal control over financial reporting discussed below.

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

As previously disclosed in our Annual Report on Form 10-K for the year ended July 31, 2024, we did not design and maintain an effective control environment commensurate with our financial reporting requirements based on the criteria in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Framework (2013), as we lacked a sufficient complement of resources with an appropriate level of knowledge and experience to establish effective processes and controls. The control environment material weakness contributed to other material weaknesses within our system of internal control over financial reporting at the control activity level, where we did not design and implement effective control activities, including controls related to revenue, inventory and other assets.

Additionally, as previously disclosed in our Quarterly Report on Form 10-Q for the three months ended October 31, 2024, we identified an additional deficiency that individually represents a material weakness in our internal control over financial reporting. Specifically, we did not have a sufficient complement of internal and external resources with appropriate technical accounting expertise to perform control activities, or to reach appropriate accounting conclusions for complex accounting matters and transactions, which included debt, convertible preferred stock and related embedded derivatives.

Deficiencies in control activities contributed to accounting errors and the potential for there to have been material accounting errors within revenue, inventory, other assets, debt, convertible preferred stock and related embedded derivatives.

Remediation Plan

Index
Our remediation efforts are ongoing and we will continue our initiatives to hire additional skilled resources in the program management and accounting and finance related functions, and design, implement and document policies, procedures and internal controls. Management is committed to the remediation of the material weaknesses described above.

To date, management undertook the following remedial actions in conjunction with the above remediation plan:

•Reorganized and reassigned responsibilities for executing specific internal controls over financial reporting to staff within the finance organization whose experience aligns more closely with these responsibilities;
•Hired more qualified staff with sufficient knowledge and experience to strengthen our financial reporting; and
•Engaged third-party consultants with the appropriate technical knowledge and expertise to perform a comprehensive review of our accounting and reporting functions.

These actions represent significant progress in addressing the material weaknesses. However, they do not represent the full suite of improvements that we plan to make in order to strengthen our internal control over financial reporting. Additional components of our remediation plan include:

•Ensuring that formal documentation of policies and controls are in place;
•Designing and implementing additional and/or enhancing existing controls over revenue, inventory, other assets and complex accounting matters and transactions;
•Conducting training sessions for all control owners and relevant personnel to improve documentation that supports effective control activities, including evidence over the completeness and accuracy of information used in controls; and
•Conducting specialized training sessions for those employees involved in the estimate at completion (“EAC”) process on any newly designed or enhanced control activities that were put in place for preparing and reviewing an EAC and its impact on the accuracy of financial reporting.

We plan to fully implement and operate redesigned processes and procedures in future quarters. The material weaknesses will not be considered remediated until these controls have operated for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

Changes In Internal Control Over Financial Reporting

Other than for the on-going remediation efforts described above, there have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during our fiscal quarter ended January 31 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on Effectiveness of Controls

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Index
PART II
OTHER INFORMATION
Item 1.     Legal Proceedings

See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (20) – Legal Proceedings and Other Matters of this Form 10-Q for information regarding legal proceedings and other matters.

Item 1A. Risk Factors

Except as set forth in our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2024, filed with the SEC on January 13, 2025, there have been no material changes to the description of the risk factors affecting our business previously disclosed in “Part I. - Item 1A. - Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2024, as filed with the SEC on October 30, 2024, which are hereby incorporated by reference.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Securities Trading Plans of Directors and Officers

During the six months ended January 31, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

Index
Item 6.    Exhibits

Exhibit 3.1 – Certificate of Designations designating the Series B-3 Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated March 4, 2025)

Exhibit 3.2 – Certificate of Elimination eliminating the Series B-2 Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated March 4, 2025)

Exhibit 4.1 – Form of Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated March 4, 2025)

Exhibit 10.1 – Cooperation Agreement, dated November 17, 2024, by and among Comtech Telecommunications Corp. and Michael Porcelain, Fred Kornberg and Oleg Timoshenko (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 18, 2024)

Exhibit 10.2 - Employment Agreement between Comtech Telecommunications Corp. and Kenneth H. Traub, dated as of November 27, 2024 (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q, dated January 13, 2025)

Exhibit 10.3 - Employment Agreement Amendment No. 1 between Comtech Telecommunications Corp. and Kenneth H. Traub, dated as of January 13, 2025

Exhibit 10.4 - Employment Agreement between Comtech Telecommunications Corp. and Jeffery Robertson, dated as of February 26, 2024

Exhibit 10.5 - Employment Agreement Amendment No. 1 between Comtech Telecommunications Corp. and Jeffery Robertson, dated as of January 10, 2025

Exhibit 10.6 – Form of Cash-Settled Performance Award Agreement Pursuant to Comtech Telecommunications Corp. 2023 Equity and Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, dated January 13, 2025)

Exhibit 10.7 – Form of Indemnification Agreement by and among Comtech Telecommunications Corp. and the Board of Directors and Certain Officers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated December 13, 2024)

Exhibit 10.8 – Separation Agreement and Release between Comtech Telecommunications Corp. and John Ratigan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated January 13, 2025)

Exhibit 10.9 – Comtech Telecommunications Corp. 2023 Equity and Incentive Plan, as amended

Exhibit 10.10 – Waiver and Amendment No. 2 to Credit Agreement, dated as of March 3, 2025, by and among Comtech Telecommunications Corp., as borrower, the lenders named therein, TCW Asset Management Company LLC, as term loan agent, and Wingspire Capital LLC, as revolving agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 4, 2025)

Exhibit 10.11 – Waiver and Amendment No 1. to Subordinated Credit Agreement, dated as of March 3, 2025, by and among Comtech Telecommunications Corp., as borrower, the guarantors named therein, the lenders named therein, and U.S. Bank Trust Company, National Association, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 4, 2025)

Exhibit 10.12 – Subscription and Exchange Agreement, dated as of March 3, 2025, by and among Comtech Telecommunications Corp. and the Investors named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 4, 2025)

Exhibit 10.13 – Form of Voting Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 4, 2025)

Index
Exhibit 10.14 – Registration Rights Agreement, dated as of March 3, 2025, by and among Comtech Telecommunications Corp. and the Investors named therein (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated March 4, 2025)

Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS - The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2025, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

Exhibit 101.SCH - Inline XBRL Taxonomy Extension Schema Document

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	March 12, 2025	By: /s/ Kenneth H. Traub
	(Date)	Kenneth H. Traub, Chairman of the Board
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 12, 2025	By: /s/ Michael A. Bondi
	(Date)	Michael A. Bondi
Chief Financial Officer
(Principal Financial and Accounting Officer)