Form 10-Q
period 2025-04-30
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2025-06-09
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of June 3, 2025, the number of outstanding shares of Common Stock, par value $0.10 per share, of the registrant was 29,395,263 shares.

Index

COMTECH TELECOMMUNICATIONS CORP. INDEX
		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	2

	Condensed Consolidated Balance Sheets - April 30, 2025 and July 31, 2024 (Unaudited)	2

	Condensed Consolidated Statements of Operations - Three and Nine Months Ended April 30, 2025 and 2024 (Unaudited)	3

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity - Three and Nine Months Ended April 30, 2025 and 2024 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended April 30, 2025 and 2024 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	45

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	75

Item 4.	Controls and Procedures	75

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	78

Item 1A.	Risk Factors	78

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	79

Item 4.	Mine Safety Disclosures	79

Item 5.	Other Information	79

Item 6.	Exhibits	79

	Signature Page	81

Index

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	April 30, 2025	July 31, 2024
Current assets:
Cash and cash equivalents	$28,434,000	32,433,000
Accounts receivable, net	151,472,000	195,595,000
Inventories, net	77,691,000	93,136,000
Prepaid expenses and other current assets	17,063,000	15,387,000
Total current assets	274,660,000	336,551,000
Property, plant and equipment, net	44,462,000	47,328,000
Operating lease right-of-use assets, net	31,177,000	31,590,000
Goodwill	204,625,000	284,180,000
Intangibles with finite lives, net	178,148,000	194,828,000
Deferred financing costs, net	1,850,000	3,251,000
Other assets, net	16,222,000	14,706,000
Total assets	$751,144,000	912,434,000
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,188,000	42,477,000
Accrued expenses and other current liabilities	59,162,000	62,245,000
Current portion of credit facility, net	148,882,000	4,050,000
Current portion of subordinated credit facility, net	65,471,000	—
Operating lease liabilities, current	7,589,000	7,869,000
Contract liabilities	64,386,000	65,834,000
Interest payable	5,000	1,072,000
Total current liabilities	372,683,000	183,547,000
Non-current portion of credit facility, net	—	173,527,000
Operating lease liabilities, non-current	29,581,000	30,258,000
Income taxes payable, non-current	1,866,000	2,231,000
Deferred tax liability, net	5,763,000	6,193,000
Long-term contract liabilities	20,186,000	21,035,000
Warrant and derivative liabilities	31,564,000	5,254,000
Other liabilities	3,996,000	4,060,000
Total liabilities	465,639,000	426,105,000
Commitments and contingencies (See Note 20)
Convertible preferred stock, par value $0.10 per share; authorized and issued 178,181 shares at April 30, 2025 (redemption value of $199,661,000 which includes accrued dividends of $1,486,000) and authorized and issued 171,827 shares at July 31, 2024 (redemption value of $180,076,000, which includes accrued dividends of $1,341,000)	170,072,000	180,076,000
Stockholders' equity:
Preferred stock, par value $0.10 per share; authorized and unissued 1,821,819 and 1,828,173 shares at April 30, 2025 and July 31, 2024, respectively	—	—
Common stock, par value $0.10 per share; authorized 100,000,000 shares; issued 44,395,660 and 43,766,109 shares at April 30, 2025 and July 31, 2024, respectively	4,440,000	4,377,000
Additional paid-in capital	567,647,000	640,145,000
Retained (deficit) earnings	(14,805,000)	103,580,000
	557,282,000	748,102,000
Less:
Treasury stock, at cost (15,033,317 shares at April 30, 2025 and July 31, 2024)	(441,849,000)	(441,849,000)
Total stockholders’ equity	115,433,000	306,253,000
Total liabilities, convertible preferred stock and stockholders’ equity	$751,144,000	912,434,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2025	2024	2025	2024
Net sales	$126,787,000	128,076,000	$369,161,000	414,212,000
Cost of sales	87,842,000	89,122,000	281,960,000	284,178,000
Gross profit	38,945,000	38,954,000	87,201,000	130,034,000

Expenses:
Selling, general and administrative	30,203,000	28,697,000	115,679,000	91,699,000
Research and development	4,425,000	5,746,000	12,492,000	20,401,000
Amortization of intangibles	5,044,000	5,289,000	16,680,000	15,866,000
Impairment of long-lived assets, including goodwill	—	—	79,555,000	—
Proxy solicitation costs	—	—	2,682,000	—
CEO transition costs	805,000	2,492,000	1,072,000	2,492,000
Loss (gain) on business divestiture, net	—	200,000	—	(2,013,000)
	40,477,000	42,424,000	228,160,000	128,445,000

Operating (loss) income	(1,532,000)	(3,470,000)	(140,959,000)	1,589,000

Other expenses (income):
Interest expense	12,907,000	5,146,000	33,447,000	15,343,000
Interest (income) and other	(509,000)	409,000	—	1,246,000
Write-off of deferred financing costs and debt discounts	3,479,000	—	4,891,000	—
Change in fair value of warrants and derivatives	(49,542,000)	(6,439,000)	(15,450,000)	(6,439,000)

Income (loss) before (benefit from) provision for income taxes	32,133,000	(2,586,000)	(163,847,000)	(8,561,000)
(Benefit from) provision for income taxes	(1,801,000)	(5,381,000)	(635,000)	639,000

Net income (loss)	$33,934,000	2,795,000	$(163,212,000)	(9,200,000)

Gain (loss) on extinguishment of convertible preferred stock	—	—	51,179,000	(13,640,000)

Adjustments to reflect redemption value of convertible preferred stock:
Convertible preferred stock issuance costs	—	(76,000)	—	(4,349,000)
Dividends on convertible preferred stock	(48,405,000)	(3,759,000)	(80,656,000)	(7,643,000)
Net loss attributable to common stockholders	$(14,471,000)	(1,040,000)	$(192,689,000)	(34,832,000)

Net loss per common share (See Note 6):
Basic	$(0.49)	(0.04)	$(6.56)	(1.21)
Diluted	$(0.49)	(0.04)	$(6.56)	(1.21)

Weighted average number of common shares outstanding – basic	29,399,000	28,854,000	29,395,000	28,753,000

Weighted average number of common and common equivalent shares outstanding – diluted	29,399,000	28,854,000	29,395,000	28,753,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)

	Three months ended April 30, 2025 and 2024
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of January 31, 2024	166,121	$166,495,000	43,506,289	$4,351,000	$639,300,000	$205,157,000	15,033,317	$(441,849,000)	$406,959,000
Equity-classified stock award compensation	—	—	—	—	404,000	—	—	—	404,000
CEO transition costs related to equity-classified stock-based awards (See Note 1)	—	—	—	—	—	—	—	—	—
Issuance of employee stock purchase plan shares	—	—	14,437	2,000	41,000	—	—	—	43,000
Issuance of restricted stock, net of forfeiture	—	—	—	—	—	—	—	—	—
Net settlement of stock-based awards	—	—	5,646	—	(15,000)	—	—	—	(15,000)
Extinguishment of convertible preferred stock	—		—	—	—				—
Issuance of convertible preferred stock	—	—	—	—	—	—	—	—	—
Convertible preferred stock issuance costs	—	(76,000)	—	—	—	—	—	—	—
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)		3,835,000	—	—	—	(3,835,000)	—	—	(3,835,000)
Cash dividends declared, net ($0.10 per share)	—	—	—	—	—	—	—	—	—
Reversal of dividend equivalents	—	—	—	—	—	68,000	—	—	68,000
Net income	—	—	—	—	—	2,795,000	—	—	2,795,000
Balance as of April 30, 2024	166,121	$170,254,000	43,526,372	$4,353,000	$639,730,000	$204,185,000	15,033,317	$(441,849,000)	$406,419,000

Balance as of January 31, 2025	175,264	$122,317,000	44,380,110	$4,438,000	$614,858,000	$(48,739,000)	15,033,317	$(441,849,000)	$128,708,000
Equity-classified stock award compensation	—	—	—	—	1,195,000	—	—	—	1,195,000
Issuance of employee stock purchase plan shares	—	—	13,663	1,000	17,000	—	—	—	18,000
Net settlement of stock-based awards	—	—	1,887	1,000	(19,000)	—	—	—	(18,000)
Issuance of convertible preferred stock (at fair value), excluding embedded derivatives	2,917	3,221,000	—	—	(3,221,000)	—	—	—	(3,221,000)
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)	—	44,534,000	—	—	(44,534,000)	—	—	—	(44,534,000)
Convertible preferred stock amendment fees	—	—	—	—	(650,000)	—	—	—	(650,000)
Reversal of dividend equivalents	—	—	—	—	1,000	—	—	—	1,000
Net income	—	—	—	—	—	33,934,000	—	—	33,934,000
Balance as of April 30, 2025	178,181	$170,072,000	44,395,660	$4,440,000	$567,647,000	$(14,805,000)	15,033,317	$(441,849,000)	$115,433,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)

	Nine months ended April 30, 2025 and 2024
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of July 31, 2023	100,000	$112,211,000	43,096,271	$4,310,000	$636,925,000	$238,913,000	15,033,317	$(441,849,000)	438,299,000
Equity-classified stock award compensation	—	—	—	—	5,238,000	—	—	—	5,238,000
Proceeds from exercises of stock options	—	—	—	—	—	—	—	—	—
Issuance of employee stock purchase plan shares	—	—	38,554	4,000	215,000	—	—	—	219,000
Issuance of restricted stock, net of forfeiture	—	—	(2,686)	—	—	—	—	—	—
Net settlement of stock-based awards	—	—	394,233	39,000	(2,648,000)	—	—	—	(2,609,000)
Extinguishment of convertible preferred stock	(100,000)	(115,721,000)	—	—	—	(13,640,000)	—	—	(13,640,000)
Issuance of convertible preferred stock	166,121	166,121,000	—	—	—	—	—	—	—
Convertible preferred stock issuance costs		(4,349,000)	—	—	—	—	—	—	—
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)	—	11,992,000	—	—	—	(11,992,000)	—	—	(11,992,000)
Reversal of dividend equivalents	—	—	—	—	—	104,000	—	—	104,000
Net loss	—	—	—	—	—	(9,200,000)	—	—	(9,200,000)
Balance as of April 30, 2024	166,121	$170,254,000	43,526,372	$4,353,000	$639,730,000	$204,185,000	15,033,317	$(441,849,000)	$406,419,000

Balance as of July 31, 2024	171,827	$180,076,000	43,766,109	$4,377,000	$640,145,000	$103,580,000	15,033,317	$(441,849,000)	$306,253,000
Equity-classified stock award compensation	—	—	—	—	2,520,000	—	—	—	2,520,000
Issuance of employee stock purchase plan shares	—	—	41,249	4,000	97,000	—	—	—	101,000
Issuance of restricted stock, net of forfeiture	—	—	63,450	6,000	(6,000)	—	—	—	—
Net settlement of stock-based awards	—	—	524,852	53,000	(838,000)	—	—	—	(785,000)
Extinguishment of convertible preferred stock	(171,827)	(183,489,000)	—	—	—	51,179,000	—	—	51,179,000
Issuance of convertible preferred stock (at fair value), excluding embedded derivatives	178,181	96,700,000	—	—	(3,221,000)	—	—	—	(3,221,000)
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)	—	76,785,000	—	—	(70,406,000)	(6,379,000)	—	—	(76,785,000)
Convertible preferred stock amendment fees	—	—	—	—	(650,000)	—	—	—	(650,000)
Reversal of dividend equivalents	—	—	—	—	6,000	27,000	—	—	33,000
Net loss	—	—	—	—	—	(163,212,000)	—	—	(163,212,000)
Balance as of April 30, 2025	178,181	$170,072,000	44,395,660	$4,440,000	$567,647,000	$(14,805,000)	15,033,317	$(441,849,000)	$115,433,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended April 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(163,212,000)	(9,200,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	8,400,000	9,073,000
Amortization of intangible assets with finite lives	16,680,000	15,866,000
Amortization of stock-based compensation	2,520,000	5,238,000
Amortization of cost to fulfill assets	261,000	720,000
Paid-in-kind interest under term loan	5,528,000	—
Amortization of deferred financing costs, debt discount and accreted interest related to Amended Subordinated Credit Facility	4,451,000	—
Amortization of deferred financing costs and debt discount related to Credit Facility	3,496,000	2,694,000
Write-off of deferred financing costs and debt discount	4,891,000	—
Change in fair value of warrants and derivatives	(15,450,000)	(6,439,000)
Gain on business divestiture, net	—	(2,013,000)
Changes in other liabilities	—	(3,100,000)
Loss on disposal of property, plant and equipment	310,000	17,000
Provision for allowance for doubtful accounts and contract assets	17,716,000	1,134,000
Provision for excess and obsolete inventory	14,485,000	2,243,000
Deferred income tax benefit	(584,000)	(1,013,000)
Impairment of long-lived assets, including goodwill	79,555,000	—
Changes in assets and liabilities, net of effects of divestiture:
Accounts receivable	26,407,000	(42,068,000)
Inventories	960,000	(10,189,000)
Prepaid expenses and other current assets	(552,000)	1,596,000
Other assets	(1,609,000)	1,159,000
Accounts payable	(13,930,000)	(7,316,000)
Accrued expenses and other current liabilities	(5,243,000)	2,117,000
Contract liabilities	(2,297,000)	(3,305,000)
Other liabilities, non-current	34,000	41,000
Interest payable	(1,067,000)	(112,000)
Income taxes payable	(1,489,000)	(2,141,000)
Net cash used in operating activities	(19,739,000)	(44,998,000)
Cash flows from investing activities:
Proceeds from business divestiture, net	—	33,225,000
Purchases of property, plant and equipment	(6,529,000)	(8,904,000)
Net cash (used in) provided by investing activities	(6,529,000)	24,321,000
Cash flows from financing activities:
Proceeds from subordinated credit facility	65,000,000	—
Proceeds from issuance of convertible preferred stock	—	43,200,000
Net (payments) borrowings under revolving loan	(9,084,000)	17,554,000
Repayment of term loan	(27,252,000)	(20,613,000)
Proceeds from issuance of employee stock purchase plan shares	101,000	219,000
Payment of deferred financing costs and debt discount	(4,220,000)	(3,180,000)
Remittance of employees’ statutory tax withholding for stock awards	(1,186,000)	(3,810,000)
Payment of shelf registration costs	(207,000)	—
Cash dividends paid on common stock	(157,000)	(267,000)
Payment of convertible preferred stock amendment fees	(650,000)	—
Payment of convertible preferred stock issuance costs	(76,000)	(4,195,000)
Net cash provided by financing activities	22,269,000	28,908,000
Net (decrease) increase in cash and cash equivalents	(3,999,000)	8,231,000
Cash and cash equivalents at beginning of period	32,433,000	18,961,000
Cash and cash equivalents at end of period	$28,434,000	27,192,000
See accompanying notes to condensed consolidated financial statements.		(Continued)

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine months ended April 30,

	2025	2024
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$21,019,000	12,743,000
Income taxes, net	$1,396,000	3,794,000

Non-cash investing and financing activities:
Adjustment to reflect redemption value of convertible preferred stock	$76,785,000	11,992,000

Term loan amendment fee paid-in-kind	$4,654,000	—

Accrued term loan amendment fee	$2,809,000	—

Accrued additions to property, plant and equipment	$263,000	1,630,000

Accrued shelf registration costs	$10,000	20,000

Accrued deferred financing costs	$6,000	1,479,000

Issuance of restricted stock	$6,000	—

Accrued remittance of employees' statutory tax withholdings	$1,000	4,000

Cash dividends declared on common stock but unpaid, including (reversal) of dividend equivalents	$(33,000)	(104,000)

Unpaid convertible preferred stock issuance costs	$—	154,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     General

The accompanying Condensed Consolidated Financial Statements of Comtech Telecommunications Corp. and its subsidiaries ("Comtech," "we," "us," or "our") as of and for the three and nine months ended April 30, 2025 and 2024 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

During the nine months ended April 30, 2025, we reclassified warrant liabilities as of July 31, 2024 from "Other Liabilities" to "Warrant and Derivative Liabilities" on the Condensed Consolidated Balance Sheets to conform to the current period presentation.

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

Over the past three fiscal years, we incurred operating losses of $79,890,000, $14,660,000 and $33,752,000 in fiscal 2024, 2023 and 2022, respectively. More recently, we recognized an operating loss of $1,532,000 and $140,959,000 in the three and nine months ended April 30, 2025. In addition, over the past three fiscal years, net cash used in operating activities was $54,495,000 and $4,433,000 in fiscal 2024 and 2023, respectively, and net cash provided by operating activities was $1,997,000 in fiscal 2022. More recently, net cash used in operating activities was $19,739,000 in the nine months ended April 30, 2025. Our ability to meet future anticipated liquidity needs over the next year beyond the issuance date will largely depend on our ability to generate positive cash inflows from operations, maximize our borrowing capacity under our Credit Facility, as discussed further below, and/or secure other sources of outside capital. While we believe we will be able to generate sufficient positive cash inflows, maximize our borrowing capacity and secure outside capital, there can be no assurance our plans will be successfully implemented and, as such, we may be unable to continue as a going concern over the next year beyond the issuance date.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As discussed further in Note (10) – Credit Facility, on June 17, 2024, we entered into a credit facility with a new syndicate of lenders, which replaced our prior credit facility. As further discussed below, we subsequently amended the credit facility on October 17, 2024 and March 3, 2025 (the "Credit Facility"). The Credit Facility consists of a committed $162,000,000 term loan (“Term Loan”) and $56,821,000 revolving loan (“Revolver Loan”). At April 30, 2025 and June 6, 2025 (the date closest to the issuance date), total outstanding borrowings under the Credit Facility were $168,008,000. At April 30, 2025 and June 6, 2025, $23,416,000 was drawn on the Revolver Loan. As of the issuance date, our available sources of liquidity approximate $27,258,000, consisting of qualified cash and cash equivalents and the remaining available portion of the committed Revolver Loan.

The Credit Facility was amended on October 17, 2024 (the "First Amendment") which, among other things: (i) waived all defaults under the Credit Facility, specifically in connection with our Net Leverage Ratio and Fixed Charge Coverage Ratio covenants as of July 31, 2024; (ii) increased the interest rate margins applicable to the Term Loan to 12.00% per annum for Base Rate Loans and 13.00% per annum for SOFR Loans and increased interest rate margins applicable to the Revolving Loan by 1.00% at each level; (iii) permitted the incurrence of $25,000,000 of total unsecured subordinated debt (as described below); (iv) suspended testing of the Net Leverage Ratio and the Fixed Charge Coverage Ratio covenants until January 31, 2025; (v) provided the lenders a consent right with respect to Revolver Loan borrowings above $32,500,000; and (vi) amended the maturity date to the earlier of: (x) July 31, 2028; or (y) 90 days prior to the earliest date that the debt under the Amended Subordinated Credit Facility (as defined below) becomes due and payable.

The Credit Facility was amended again on March 3, 2025 (the "Second Amendment") which, among other things: (i) waived all defaults under the Credit Facility, specifically in connection with our Net Leverage Ratio and Fixed Charge Coverage Ratio covenants as of January 31, 2025; (ii) decreased the interest rate margins applicable to the Term Loan from 12.00% per annum to 9.50% per annum for Base Rate Loans and from 13.00% per annum to 10.50% per annum for SOFR Loans; (iii) permitted the incurrence of an additional $40,000,000 of total unsecured subordinated debt (as described below); (iv) suspended testing of the Net Leverage Ratio and the Fixed Charge Coverage Ratio covenants until October 31, 2025; (v) suspended our ability to pay interest in-kind until after the interest rate margins are tested based on net leverage ratios; (vi) permitted partial principal repayments of $27,252,000 and $9,084,000 on the Term Loan and Revolving Loan, respectively, and waived the prepayment fees that would have been payable under the Credit Facility with regard to such repayments; (vii) permanently reduced commitments under the Revolving Loan Facility by $3,179,000 and provided the lenders a consent right with respect to Revolver Loan borrowings above $29,321,000; (viii) reduced the minimum quarterly average liquidity requirement from $20,000,000 to $17,500,000; and (ix) provided the lenders the right to appoint an independent director to our Board of Directors after May 31, 2025.

The Credit Facility, as amended, requires compliance with restrictive and financial covenants, including: a maximum Net Leverage Ratio of 3.15x commencing with the four fiscal quarter period ending October 31, 2025; a minimum Fixed Charge Coverage Ratio of 1.25x commencing with the four fiscal quarter period ending October 31, 2025; a minimum Average Liquidity requirement at each fiscal quarter end of $17,500,000; and a minimum EBITDA of $35,000,000 for the four fiscal quarter period ending October 31, 2025. Such covenants adjust under the Credit Facility in future periods. Over the next twelve months beyond the issuance date, we believe that it is probable we will not be able to comply with one or more of these covenants.

As discussed further in Note (11) – Amended Subordinated Credit Facility, on October 17, 2024, we entered into a subordinated credit agreement (the "Subordinated Credit Agreement") with the existing holders of our Convertible Preferred Stock, which provided for an initial subordinated unsecured term loan facility in the aggregate principal amount of $25,000,000. On March 3, 2025, we entered into an amendment to the Subordinated Credit Agreement (the “Amended Subordinated Credit Facility”) which, in addition to providing incremental aggregate principal of $40,000,000, waived all defaults under the Subordinated Credit Agreement, specifically in connection with our Net Leverage Ratio and Fixed Charge Coverage Ratio covenants as of January 31, 2025 and suspends testing of the Net Leverage Ratio and the Fixed Charge Coverage Ratio covenants under the Subordinated Credit Agreement until October 31, 2025. The net proceeds of the Amended Subordinated Credit Facility were principally used to repay a portion of the Term Loan and Revolving Loan on March 3, 2025 (as discussed above), fund our general working capital needs and enable us to negotiate the Second Amendment to the Credit Facility, including the waiver of existing defaults, as discussed above. At April 30, 2025 and June 6, 2025 (the date closest to the issuance date), total outstanding borrowings under the Amended Subordinated Credit Facility (excluding accreted interest and make-whole adjustments) were $65,000,000.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our ability to meet our current obligations as they become due may be impacted by our ability to remain compliant with the financial covenants required by the Credit Facility and Amended Subordinated Credit Facility, or to obtain future waivers or amendments from the lenders in the event compliance is not maintained. While we believe we will be able to secure such waivers or amendments, as needed, there can be no assurance such waivers or amendments will be secured or on terms that are acceptable to us. If we are unable to secure waivers or amendments, the lenders may declare an event of default, which would cause an immediate acceleration and repayment of all outstanding principal, interest and fees due under our Credit Facility and Amended Subordinated Credit Facility. Absent our ability to repay the forgoing amounts upon the declaration of an event of default, the lenders may exercise their rights and remedies under the Credit Facility and Amended Subordinated Credit Facility, which may include, among others, a seizure of substantially all of our assets and/or the liquidation of our operations. If an event of default occurs that allows the lenders to exercise these rights and remedies over the next year beyond the issuance date, we will be unable to continue as a going concern.

As of the issuance date, our plans to address our ability to continue as a going concern include, among other things:

•executing a strategy to transform Comtech including, but not limited to, the initiatives set forth below;
•an exploration of strategic alternatives for our various businesses and product lines, including the potential sale or divestiture of assets or business lines;
•the pursuit of further portfolio-shaping opportunities to enhance profitability, efficiency and focus;
•the implementation of operational initiatives to reduce the cost structure and better align operating costs with revenue expectations;
•pursuing initiatives to reduce investments in working capital, namely accounts receivable and inventory;
•improving process disciplines to achieve operating profitability by entering into more favorable sales or service contracts;
•reevaluating our business plans to identify opportunities (e.g., within each of our segments) to focus future investment on our most strategic, high-margin revenue opportunities;
•reevaluating our business plans to identify opportunities to reduce capital expenditures; and
•seeking opportunities to improve liquidity through any combination of debt and/or equity financing (including potentially further amending our Credit Facility, Convertible Preferred Stock and/or Amended Subordinated Credit Facility).

While we believe the implementation of some or all of the elements of our plans over the next year beyond the issuance date will be successful, these plans are not all solely within management’s control and, as such, we can provide no assurance our plans are probable of being effectively implemented as of the issuance date. Therefore, as described above, there are uncertainties that raise substantial doubt about our ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements have been prepared on the basis that we will continue to operate as a going concern, which contemplates we will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying Condensed Consolidated Financial Statements do not include any adjustments that may result from the outcome of these uncertainties.

CEO Transition Costs and Related

On March 12, 2024, we terminated Ken Peterman, our then Chairman and CEO, for cause and the Board of Directors (the "Board") appointed John Ratigan as interim CEO and Mark Quinlan as Chairman of the Board ("Chairman"). Prior to the changes, John Ratigan served as our Chief Corporate Development Officer and Mark Quinlan served as a member of our Board. Upon termination of his employment, Ken Peterman was deemed to have resigned from his position as Chairman and as a director pursuant to his employment contract.

On October 28, 2024, the Board appointed John Ratigan as our President and CEO. On October 31, 2024, Kenneth H. Traub was appointed as an independent member of the Board. On November 26, 2024, Kenneth H. Traub was appointed Executive Chairman and Mark Quinlan resigned from his position as Chairman while remaining as a member of the Board. Also on November 26, 2024, Lieutenant General (Retired) Bruce T. Crawford, was appointed Lead Independent Director.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On January 13, 2025, the Board appointed Kenneth H. Traub as President and CEO in addition to his current role as Chairman, replacing John Ratigan effective immediately. Pursuant to his separation agreement and release, John Ratigan resigned from his position as President and CEO and as a member of the Board.

During the three months ended April 30, 2025, CEO transition costs were $805,000 and consisted primarily of legal expenses related to a former CEO and expense related to a sign-on bonus for our current CEO. During the nine months ended April 30, 2025, we recorded a $1,072,000 net expense associated with our CEO transition-related activities. Such net expense primarily represents legal expenses related to a former CEO, severance related to another former CEO, third party CEO search firm expenses and expense related to a sign-on bonus for our current CEO. During the three and nine months ended April 30, 2024, we recorded expense of $2,492,000 associated with our CEO transition-related activities, which primarily consisted of legal expenses related to a former CEO. CEO transition-related costs are expensed in our Unallocated segment.

Proxy Solicitation Costs

On November 17, 2024, we entered into a cooperation agreement (the “Cooperation Agreement”) with Fred Kornberg, Michael Porcelain and Oleg Timoshenko (collectively the “Investor Group”). Pursuant to the Cooperation Agreement, our Board appointed Michael J. Hildebrandt to serve on the Board and agreed to nominate, support and recommend Mr. Hildebrandt for election at our Fiscal 2024 Annual Meeting of Stockholders (the "2024 Annual Meeting"). Also, we agreed not to renominate two incumbent directors for election at the 2024 Annual Meeting and the Investor Group agreed to withdraw its nomination of candidates for election to the Board at the 2024 Annual Meeting to, instead, support our slate of directors for election. Pursuant to the Cooperation Agreement, we and the Investor Group will cooperate to identify an additional candidate to be appointed to the Board at a later date as an independent director. During the nine months ended April 30, 2025, we incurred $2,682,000 in proxy solicitation costs, consisting principally of legal and advisory fees. There were no similar costs in the corresponding period of the prior year.

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

CGC Divestiture - In fiscal 2024, we performed an evaluation of our Satellite and Space Communications segment's product portfolio to identify opportunities to further divest, separate and/or rationalize non-core businesses or facilities. Consistent with this effort, in our fourth quarter of fiscal 2024, we made the decision to exit our operations in Basingstoke, United Kingdom. Such operations were established in connection with our fiscal 2020 acquisition of CGC Technology Limited, which primarily served customers in Europe. Following the acquisition, Comtech continued to invest in the Basingstoke facility to advance LEO constellation-based antenna technologies in anticipation of significant production orders. Net sales for this product line in fiscal 2024, 2023 and 2022 were $4,001,000, $9,969,000 and $11,188,000, respectively. Operating losses for this product line in fiscal 2024, 2023 and 2022 were $32,331,000, $8,203,000 and $9,897,000, respectively. Taking into consideration the significant ongoing investment, as well as unfavorable contract terms on prospective antenna sales, we concluded such operations would not generate an attractive return on invested capital and made the decision to exit these operations (the "CGC Divestiture"). During the nine months ended April 30, 2025, we reversed $4,157,000 of net sales and $1,403,000 of related accrued contract costs, respectively, to account for the termination of various revenue contracts with customers, all of which was recorded in the first quarter of fiscal 2025. During the three and nine months ended April 30, 2025, we expensed $386,000 and $3,226,000, respectively, in restructuring charges related to the wind-down of such operations. In addition to such restructuring charges, we also recorded a $2,948,000 write-down related to inventory no longer considered salable in the first quarter of fiscal 2025. While anticipated to improve our future profitability, actions related to the CGC Divestiture may result in additional near-term restructuring charges.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3)     Adoption of Accounting Standards and Updates

We are required to prepare our Condensed Consolidated Financial Statements in accordance with the FASB ASC, which is the source for all authoritative U.S. generally accepted accounting principles, which are commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs"). During the nine months ended April 30, 2025, the following FASB ASUs have been issued and incorporated into the FASB ASC and have not yet been adopted by us as of April 30, 2025:

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

A cost-to-cost measure of progress is principally used to account for contracts in our Satellite and Space Communications segment and, to a lesser extent, certain location-based and messaging infrastructure contracts in our public safety and location technologies product line within our Terrestrial and Wireless Networks segment.
For over time contracts using a cost-to-cost measure of progress, we have an estimate at completion ("EAC") process in which management reviews the progress and execution of our performance obligations and calculates an estimated contract profit based on total estimated contract revenue and cost. Since certain contracts extend over a long period of time, the impact of revisions in revenue and/or cost estimates during the progress of work may impact current period earnings through a cumulative adjustment. Additionally, if the EAC process indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract revenue and cost estimates for significant contracts are generally reviewed and reassessed at least quarterly.

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

	Three months ended April 30,		Nine months ended April 30,
	2025	2024	2025	2024
United States
U.S. government	25.6%	34.4%	32.0%	33.8%
Domestic	51.0%	48.1%	48.3%	43.5%
Total United States	76.6%	82.5%	80.3%	77.3%

International	23.4%	17.5%	19.7%	22.7%
Total	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. For the three and nine months ended April 30, 2025 and 2024, except for the U.S. government, there were no customers that represented 10.0% or more of consolidated net sales. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented 10.0% or more of consolidated net sales for the three and nine months ended April 30, 2025 and 2024.

The following tables summarize our disaggregation of revenue consistent with information reviewed by our CODM for the three and nine months ended April 30, 2025 and 2024. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors which impact our business:

	Three months ended April 30, 2025			Nine months ended April 30, 2025
	Satellite and Space Communications	Terrestrial and Wireless Networks	Total	Satellite and Space Communications	Terrestrial and Wireless Networks	Total
Geographical region and customer type
U.S. government	$31,790,000	629,000	$32,419,000	$116,409,000	1,825,000	$118,234,000
Domestic	10,085,000	54,630,000	64,715,000	23,919,000	154,393,000	178,312,000
Total United States	41,875,000	55,259,000	97,134,000	140,328,000	156,218,000	296,546,000

International	25,691,000	3,962,000	29,653,000	59,892,000	12,723,000	72,615,000
Total	$67,566,000	59,221,000	$126,787,000	$200,220,000	168,941,000	$369,161,000
Contract type
Firm fixed-price	$54,091,000	59,221,000	$113,312,000	$154,976,000	168,941,000	$323,917,000
Cost reimbursable	13,475,000	—	13,475,000	45,244,000	—	45,244,000
Total	$67,566,000	59,221,000	$126,787,000	$200,220,000	168,941,000	$369,161,000
Transfer of control
Point in time	$37,682,000	200,000	$37,882,000	$102,708,000	1,537,000	$104,245,000
Over time	29,884,000	59,021,000	88,905,000	97,512,000	167,404,000	264,916,000
Total	$67,566,000	59,221,000	$126,787,000	$200,220,000	168,941,000	$369,161,000

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

The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on our Condensed Consolidated Balance Sheets. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. For certain contracts with provisions that are intended to protect customers in the event we do not satisfy our performance obligations, billings occur subsequent to revenue recognition, resulting in unbilled receivables. Under ASC 606, unbilled receivables constitute contract assets. Except for certain unbilled receivables (see Note (7) - Accounts Receivable) and work in process inventory (see Note (8) - Inventories), there were no other material impairment losses recognized on contract assets during the three and nine months ended April 30, 2025 and 2024, respectively. On large long-term contracts, and for contracts with international customers that do not do business with us regularly, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to-date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract. Under the typical payment terms for our contracts accounted for at a point in time, costs are accumulated in inventory until the time of billing, which generally coincides with revenue recognition. Of the current contract liability balance of $65,834,000 at July 31, 2024 and $66,351,000 at July 31, 2023, $48,661,000 and $39,877,000 was recognized as revenue during the nine months ended April 30, 2025 and 2024, respectively.

We recognize the incremental costs to obtain or fulfill a contract as an expense when incurred if the amortization period of the asset is one year or less; otherwise, such costs are capitalized and amortized over the estimated life of the contract. During the three months ended April 30, 2025 and 2024, incremental costs to obtain or fulfill contracts with an amortization period greater than one year were $763,000 and $818,000, respectively. During the nine months ended April 30, 2025 and 2024, incremental costs to obtain or fulfill contracts with an amortization period greater than one year were $2,717,000 and $2,070,000, respectively.

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

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under indefinite delivery / indefinite quantity ("IDIQ") contracts. As of April 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $708,057,000 (which represents the amount of our consolidated funded backlog). We estimate that a substantial portion of our remaining performance obligations at April 30, 2025 will be completed and recognized as revenue during the next twenty-four month period, with the rest thereafter. During the nine months ended April 30, 2025, revenue recognized from performance obligations satisfied, or partially satisfied, in previous periods (for example due to changes in the transaction price) was not material.

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

As further discussed in Note (10) - Credit Facility, we used Level 3 inputs to value the warrants issued to lenders in connection with our Credit Facility. As of April 30, 2025, we determined the fair value of such warrants based on the Black-Scholes option pricing model using the following estimates: exercise price of $0.10, risk free rate of 3.8%, volatility of 65.0%, and expected life of 6.1 years. We also used Level 3 inputs to value the combined embedded derivative liability associated with our Credit Facility. As of April 30, 2025, we determined the fair value of the combined embedded derivative liability using a with-and-without scenario-based discounted cash flow method, which reflected our estimates regarding the probability and timing of events that could result in additional payments of interest and/or fees to such lenders as stated in our Credit Facility.

As further discussed in Note (11) - Amended Subordinated Credit Facility, we used Level 3 inputs to value the make-whole amount and combined embedded derivative liability associated with our Amended Subordinated Credit Facility. As of April 30, 2025, we determined the fair value of the combined embedded derivative liability using a with-and-without scenario-based discounted cash flow method, which reflected our estimates regarding the probability and timing of events that could result in additional payments of interest and/or accelerated payments of principal and make-whole amounts to such lenders as stated in our Amended Subordinated Credit Facility.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As further discussed in Note (18) - Convertible Preferred Stock, we used Level 3 inputs to value the warrants contingently issuable and combined embedded derivative liability associated with our Convertible Preferred Stock. As of April 30, 2025, we determined the fair value of Convertible Preferred Stock warrants using the Monte Carlo simulation model with the following assumptions: expected life of 6.0 years; risk free rate of 3.8%; expected volatility of 65.0%; and dividend yield of 0%. As of April 30, 2025, we determined the fair value of the combined embedded derivative liability using a with-and-without scenario-based discounted cash flow method, which reflected our estimates regarding the probability and timing of events that could result in additional and/or accelerated payments to our preferred shareholders, or the conversion of the Convertible Preferred Stock into common stock, pursuant to the terms of our Convertible Preferred Stock.

As of April 30, 2025 and July 31, 2024, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

(6)    Earnings Per Share

Our basic earnings per share ("EPS") is computed based on the weighted average number of common shares (including vested but unissued stock units, share units, performance shares and restricted stock units ("RSUs")) outstanding during each respective period. Our diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of equity-classified stock-based awards, warrants issued to our lenders in connection with entering the Credit Facility, settlement of escrow arrangements related to our acquisition of UHP Networks Inc. ("UHP") and the assumed conversion of Convertible Preferred Stock, if dilutive, outstanding during each respective period. The warrants contingently issuable to our preferred shareholders upon a repurchase of the respective series of Convertible Preferred Stock are not reflected in diluted EPS. Pursuant to FASB ASC 260 "Earnings Per Share" ("ASC 260"), shares whose issuance is contingent upon the satisfaction of certain conditions are included in diluted EPS based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period. When calculating our diluted earnings per share, we consider the amount an employee must pay upon assumed exercise of stock-based awards and the amount of stock-based compensation cost attributed to future services and not yet recognized.

There were no repurchases of our common stock during the three and nine months ended April 30, 2025 and 2024. See Note (19) - Stockholders’ Equity for more information.

Weighted average stock options, RSUs and restricted stock outstanding representing 1,211,000 and 930,000 shares for the three months ended April 30, 2025 and 2024, respectively, and 1,172,000 and 1,067,000 shares for the nine months ended April 30, 2025 and 2024, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 662,000 and 469,000 weighted average performance shares outstanding for the three months ended April 30, 2025 and 2024, respectively, and 558,000 and 624,000 weighted average performance shares outstanding for the nine months ended April 30, 2025 and 2024, respectively, as the performance conditions have not yet been satisfied. However, the numerator for EPS calculations for each respective period is reduced by the compensation expense related to these awards.

Weighted average common shares related to warrants issued in connection with entering the Credit Facility on June 17, 2024 of 1,390,000 and 1,400,000 for the three and nine months ended April 30, 2025, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Weighted average common shares of 67,000 and 131,000 for the three and nine months ended April 30, 2024, respectively, related to our acquisition of UHP in March 2021, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. As of July 31, 2024, all of the shares held in escrow related to the UHP acquisition were settled.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Weighted average common shares underlying the assumed conversion of Convertible Preferred Stock, on an if-converted basis, of 24,732,000 and 21,308,000, for the three months ended April 30, 2025 and 2024, respectively, and 23,932,000 and 10,902,000, for the nine months ended April 30, 2025 and 2024, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. As a result, the numerator for our basic and diluted EPS calculation for the three and nine months ended April 30, 2025 and 2024 is the respective net loss attributable to common stockholders.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended April 30,		Nine months ended April 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$33,934,000	2,795,000	$(163,212,000)	(9,200,000)
Gain (loss) on extinguishment of convertible preferred stock	—	—	51,179,000	(13,640,000)
Convertible preferred stock issuance costs	—	(76,000)	—	(4,349,000)
Dividends on convertible preferred stock	(48,405,000)	(3,759,000)	(80,656,000)	(7,643,000)
Net loss attributable to common stockholders	$(14,471,000)	(1,040,000)	$(192,689,000)	(34,832,000)

Denominator:
Denominator for basic and diluted calculation	29,399,000	28,854,000	29,395,000	28,753,000

As discussed further in Note (18) - Convertible Preferred Stock, such shares of preferred stock represent a "participating security" as defined in ASC 260. As a result, our EPS calculations for the three and nine months ended April 30, 2025 and 2024 were based on the two-class method. Given the net loss attributable to common stockholders for the three and nine months ended April 30, 2025 and 2024, there was no impact of applying the two-class method to our reported basic or diluted earnings per common share.

(7)     Accounts Receivable

Accounts receivable consist of the following at:

	April 30, 2025	July 31, 2024
Receivables from commercial and international customers	$59,936,000	53,108,000
Unbilled receivables from commercial and international customers	70,030,000	72,540,000
Receivables from the U.S. government and its agencies	21,110,000	20,682,000
Unbilled receivables from the U.S. government and its agencies	19,912,000	51,197,000
Total accounts receivable	170,988,000	197,527,000
Less allowance for doubtful accounts	19,516,000	1,932,000
Accounts receivable, net	$151,472,000	195,595,000

Unbilled receivables as of April 30, 2025 relate to contracts-in-progress for which revenue has been recognized, but for which we have not yet earned the right to bill the customer for work performed to-date. Under ASC 606, unbilled receivables constitute contract assets.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the nine months ended April 30, 2025, we reversed cumulative revenues and associated contract receivables due to changes in estimates of revenue and costs for certain contracts. With respect to such changes in estimates, we:

•determined that an unbilled receivable contract asset in the amount of $18,557,000, related to an international customer and reseller of our troposcatter technologies, was at risk of not being invoiced or collected, principally due to our customer's near-term ability to secure certain opportunities in its pipeline. As a result, and considering that we offered a price concession (i.e., variable consideration) to our customer in the first quarter of fiscal 2025, we reversed $1,551,000 of cumulative revenue and associated unbilled receivable contract assets related to this transaction, and recorded a non-cash charge to fully reserve for the remaining $17,006,000 unbilled receivable contract asset within our allowance for doubtful accounts;

•reversed $1,004,000 of cumulative revenue and associated unbilled receivable contract assets as a result of being assessed late delivery penalties during the first quarter of fiscal 2025 on a separate contract to deliver Modular Transportable Transmission Systems (or "MTTS" troposcatter solutions) to the same international customer referenced above;

•reversed $4,157,000 of cumulative revenue and $3,003,000 of associated unbilled receivable contract assets as a result of terminating certain customer contracts during the first quarter of fiscal 2025 in connection with the CGC Divestiture; and

•reversed $2,376,000 of cumulative revenue and $2,187,000 of associated unbilled receivable contract assets due to higher expected costs at completion identified during the nine months ended April 30, 2025, as we advanced certain nonrecurring engineering related projects in our satellite ground infrastructure product line through development and toward production.

After adjusting for those amounts identified above, management estimates that a substantial portion of the remaining contract assets not yet billed at April 30, 2025 will be billed and collected within one year. Accounts receivable in the table above excludes $824,000 of long-term unbilled receivables presented within "Other assets, net" on the Condensed Consolidated Balance Sheets as of July 31, 2024.

As of April 30, 2025, the U.S. government (and its agencies), an international customer and reseller of our troposcatter technologies and AT&T, represented 24.0%, 11.7% and 11.2% of total accounts receivable, respectively. There were no other customers which accounted for greater than 10% of total accounts receivable.

As of July 31, 2024, the U.S. government (and its agencies), an international customer and reseller of our troposcatter technologies and AT&T, represented 36.4%, 11.3% and 10.9% of total accounts receivable, respectively. There were no other customers which accounted for greater than 10% of total accounts receivable.

As it relates to our troposcatter product line, throughout most of fiscal 2024, we experienced elevated levels of receivables due to the timing of our performance and billings/collections related to certain large U.S. government and international customer contracts. During principally the first half of fiscal 2025, we maintained deliveries of next-generation troposcatter terminals related to our U.S. Marine Corps and U.S. Army contracts, contributing to a meaningful reduction of our consolidated unbilled receivables related to the U.S government and its agencies. In December 2024, however, we received a notice from our prime contractor to stop work associated with the U.S. Marine Corps contract. We remain under a stop work order and believe our customer may be considering a termination of the contract, in whole or in part. As of April 30, 2025, our billed and unbilled receivables related to the U.S. Marine Corps contract approximate $13,904,000 and could be at risk of not being collected. Future results of operations related to our troposcatter solutions product line depend, in part, on the nature, timing and amount associated with resolving this matter.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(8)     Inventories

Inventories consist of the following at:

	April 30, 2025	July 31, 2024
Raw materials and components	$70,473,000	72,820,000
Work-in-process and finished goods	34,418,000	38,587,000
Total inventories	104,891,000	111,407,000
Less reserve for excess and obsolete inventories	27,200,000	18,271,000
Inventories, net	$77,691,000	93,136,000

As of April 30, 2025 and July 31, 2024, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $2,935,000 and $2,869,000, respectively, and the amount of inventory related to contracts from third-party commercial customers who outsource their manufacturing to us was $1,809,000 and $2,204,000, respectively.

As discussed in Note (1) – General – Liquidity and Going Concern, in connection with our initiatives to transform our Company (e.g., reevaluating our business plans to identify opportunities to focus future investment on our most strategic, high-margin revenue opportunities), during the nine months ended April 30, 2025, we recorded a non-cash charge of $11,369,000 within Cost of Sales on our Condensed Consolidated Statement of Operations. Such non-cash charge primarily related to the write down of inventory during the first quarter of fiscal 2025 associated with approximately 70 products within our satellite ground infrastructure product line that were discontinued. As discussed in Note (2) – Business Divestitures, such non-cash charge also included the write down of inventory associated with the CGC Divestiture, which was determined during the first quarter of fiscal 2025 to no longer be salable.

During the nine months ended April 30, 2025, we also expensed $1,082,000 of work in process inventory related to certain loss contracts in our satellite ground infrastructure product line accounted for under the point in time revenue recognition model.

(9)     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	April 30, 2025	July 31, 2024
Accrued wages and benefits	$22,017,000	22,131,000
Accrued contract costs	7,772,000	17,267,000
Accrued warranty obligations	8,545,000	7,049,000
Accrued commissions and royalties	5,150,000	5,396,000
Accrued legal costs	736,000	3,092,000
Other	14,942,000	7,310,000
Accrued expenses and other current liabilities	$59,162,000	62,245,000

Accrued contract costs represent direct and indirect costs on contracts as well as estimates of amounts owed for invoices not yet received from vendors or reflected in accounts payable.

Accrued warranty obligations as of April 30, 2025 relate to estimated liabilities for assurance type warranty coverage that we provide to our customers. We generally provide warranty coverage for some of our products for a period of at least one year from the date of delivery. We record a liability for estimated warranty expense based on historical claims, product failure rates, consideration of contractual obligations, future costs to resolve software issues and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in our accrued warranty obligations during the nine months ended April 30, 2025 and 2024 were as follows:

	Nine months ended April 30,
	2025	2024
Balance at beginning of period	$7,049,000	8,285,000
Provision for warranty obligations	3,721,000	768,000
Charges incurred	(2,225,000)	(1,250,000)
Adjustments for changes in estimates	—	(393,000)
PST Divestiture	—	(418,000)
Balance at end of period	$8,545,000	6,992,000

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

The Credit Facility was amended on October 17, 2024 (the "First Amendment") which among other things: (i) waived all defaults under the Credit Facility, specifically in connection with our Net Leverage Ratio and Fixed Charge Coverage Ratio covenants as of July 31, 2024; (ii) increased the interest rate margins applicable to the Term Loan to 12.00% per annum for Base Rate Loans and 13.00% per annum for SOFR Loans and increased interest rate margins applicable to the Revolving Loan by 1.00% at each level; (iii) permitted the incurrence of $25,000,000 of total unsecured subordinated debt (as described further in Note (11) – Amended Subordinated Credit Facility); (iv) suspended testing of the Net Leverage Ratio and the Fixed Charge Coverage Ratio covenants until January 31, 2025; (v) provided the lenders a consent right with respect to Revolver Loan borrowings above $32,500,000; and (vi) amended the maturity date to the earlier of (x) July 31, 2028 or (y) 90 days prior to the earliest date that the debt under the Amended Subordinated Credit Facility becomes due and payable (the "Senior Credit Facility Maturity Date").

The Credit Facility was amended again on March 3, 2025 (the "Second Amendment") which, among other things: (i) waived all defaults under the Credit Facility, specifically in connection with our Net Leverage Ratio and Fixed Charge Coverage Ratio covenants as of January 31, 2025; (ii) decreased the interest rate margins applicable to the Term Loan from 12.00% to 9.50% per annum for Base Rate Loans and from 13.00% to 10.50% per annum for SOFR Loans; (iii) permitted the incurrence of an additional $40,000,000 of total unsecured subordinated debt (as described further in Note (11) – Amended Subordinated Credit Facility); (iv) suspended testing of the Net Leverage Ratio and the Fixed Charge Coverage Ratio covenants until October 31, 2025; (v) suspended our ability to pay interest in-kind until after the interest rate margins are tested based on net leverage ratios; (vi) permitted partial principal repayments of $27,252,000 and $9,084,000 on the Term Loan and Revolving Loan, respectively, and waived the prepayment fees that would have been payable under the Credit Facility with regard to such repayments; (vii) permanently reduced commitments under the Revolving Loan Facility by $3,179,000 and provided the lenders a consent right with respect to Revolver Loan borrowings above $29,321,000; (viii) reduced the minimum quarterly average liquidity requirement from $20,000,000 to $17,500,000; and (ix) provided the lenders the right to appoint an independent director to our Board of Directors after May 31, 2025. As a result of the March 3, 2025 amendment, there are no ongoing events of default under the Credit Facility. We accounted for both the October 17, 2024 and March 3, 2025 amendments to our Credit Facility as debt modifications.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In connection with entering the Credit Facility, the Term Loan lenders received 1,435,884 detachable warrants ("Lender warrants") granted at an exercise price of $0.10 per common share which entitles the Term Loan lenders to purchase 1,435,884 shares of our common stock from us at any time and from time to time after the Closing Date and on or prior to June 17, 2031, subject to certain adjustments. If the Term Loan is refinanced, the Term Loan lenders have the right to sell up to 50.0% of the warrants back to us for cash, at a 10.0% discount to the 30-day volume weighted average price of our common stock, subject to certain adjustments. We determined that the Lender warrants met the definition of a freestanding financial instrument that should be accounted for as a liability. We established an initial Lender warrant liability of $3,011,000, which was allocated as a discount against the Term Loan proceeds. The Lender warrant liability is classified in "Warrant and derivative liabilities" on the Condensed Consolidated Balance Sheets and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs, until the Lender warrants are exercised or expire. Changes in the estimated fair value of the Lender warrant liability are recognized in our Condensed Consolidated Statements of Operations as a non-cash expense or benefit. As of April 30, 2025 and July 31, 2024, the Lender warrant liability was remeasured to $1,862,000 and $4,544,000, respectively. For the three and nine months ended April 30, 2025, we recorded non-cash benefits of $907,000 and $2,682,000, respectively, in "Other expenses (income) - Change in fair value of warrants and derivatives" on the Condensed Consolidated Statements of Operations.

Additionally, we identified several embedded derivatives that require bifurcation from the Credit Facility under ASC 815-15 "Embedded Derivatives" ("ASC 815"). Certain of these embedded features include contingent event of default and going concern interest rate increases and/or fees, which qualify for accounting as one combined embedded derivative liability. We established an initial embedded derivative liability of $3,116,000, which was allocated as a discount against the Term Loan proceeds. The combined embedded derivative liability is presented with the host instrument as part of the amount outstanding under the Credit Facility on the Condensed Consolidated Balance Sheets, and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs, until the embedded derivative features have zero probability of occurring or expire. Changes in the estimated fair value of the combined embedded derivative liability are recognized in our Condensed Consolidated Statements of Operations as a non-cash expense or benefit. As of April 30, 2025 and July 31, 2024, the combined embedded derivative liability was remeasured to $2,331,000 and $3,041,000, respectively. For the three and nine months ended April 30, 2025, we recorded non-cash benefits of $2,214,000 and $710,000, respectively, in "Other expenses (income) - Change in fair value of warrants and derivatives" on the Condensed Consolidated Statements of Operations.

The following table summarizes the activity relating to deferred financing costs and discounts under the Credit Facility:

	Deferred Financing Costs			Discount
	Term Loan	Revolver	Total	Term Loan	Total

Credit Facility fees	$6,626,000	3,353,000	$9,979,000	$7,486,000	$17,465,000
Term Loan proceeds allocated to Lender warrants	—	—	—	3,011,000	3,011,000
Term Loan proceeds allocated to embedded derivative	—	—	—	3,116,000	3,116,000
Amortization	(201,000)	(102,000)	(303,000)	(411,000)	(714,000)
Balance at July 31, 2024	$6,425,000	3,251,000	$9,676,000	$13,202,000	$22,878,000
Amendment fees	—	650,000	650,000	8,166,000	8,816,000
Write-off due to prepayments and reduced commitments	(924,000)	(1,585,000)	(2,509,000)	(2,382,000)	(4,891,000)
Amortization	(824,000)	(466,000)	(1,290,000)	(2,206,000)	(3,496,000)
Balance at April 30, 2025	$4,677,000	1,850,000	$6,527,000	$16,780,000	$23,307,000

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

The amount of debt outstanding under our Credit Facility was as follows:

	April 30, 2025	July 31, 2024
Term Loan	$144,592,000	$161,663,000
Less unamortized deferred financing costs related to Term Loan	4,677,000	6,425,000
Less unamortized discount related to Term Loan	16,780,000	13,202,000
Term Loan, net	123,135,000	142,036,000
Revolving Loan	23,416,000	32,500,000
Embedded derivative related to Credit Facility	2,331,000	3,041,000
Amount outstanding under Credit Facility, net	$148,882,000	177,577,000
Less current portion of credit facility, net	148,882,000	4,050,000
Non-current portion of credit facility, net	$—	$173,527,000

During the nine months ended April 30, 2025, we reclassified the combined embedded derivative liability balance as of July 31, 2024 from "Other Liabilities" on the Condensed Consolidated Balance Sheets to conform to the current period presentation. During the nine months ended April 30, 2025, we had outstanding balances under our Credit Facility ranging from $168,008,000 to $202,940,000.

Availability under the Revolving Loan is subject to eligibility criteria set forth in the Credit Facility, and equal to a borrowing base in an amount equal to, from time to time: (a) 85% of the net book value of billed and invoiced accounts receivables of the Borrowing Base Parties; plus (b) 85% of the net book value of accounts receivables that the Borrowing Base Parties have the right to bill but have not yet billed up to the lesser of (i) 12.5% of the amount calculated pursuant to the sum of clauses (a) and (b) and (ii) $15,000,000 of such accounts; plus (c) 60% of the net book value of all inventory of the Borrowing Base Parties, less (d) customary reserves. As of April 30, 2025 and July 31, 2024, our eligible Borrowing Base collateral, as defined under the Revolving Loan, was $113,381,000 and $114,661,000, respectively.

Interest expense related to our Credit Facility (both current and prior), including amortization of deferred financing costs and debt discount, recorded during the three months ended April 30, 2025 and 2024 was $8,330,000 and $5,130,000, respectively. Interest expense related to our Credit Facility (both current and prior), including amortization of deferred financing costs and debt discount, recorded during the nine months ended April 30, 2025 and 2024 was $27,257,000 and $15,286,000, respectively. Our blended interest rate approximated 18.4% and 12.3% for the three months ended April 30, 2025 and 2024, respectively, and 18.7% and 11.4% for the nine months ended April 30, 2025 and 2024, respectively.

Under the First Amendment, the interest rate margins applicable to the Revolving Loan increased by 1.00% at each level. Accordingly, the Credit Facility, as amended, provides that, with respect to interest rate margins on the Revolving Loans, (i) Base Rate Loans shall bear interest at the Base Rate plus an additional margin ranging from 4.75% to 5.25%; and (ii) SOFR Loans shall bear interest at the Term SOFR rate plus an additional margin ranging from 5.75% to 6.25%, each depending on the average quarterly revolving loan usage during the applicable determination period.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Second Amendment provides that the interest rate margins on the Term Loans would be 9.50% per annum for Base Rate Loans and 10.50% per annum for SOFR Loans until the first business day of the month following October 31, 2025, when we deliver financial statements demonstrating compliance with the financial covenants under the Credit Facility. If demonstrated, the interest rate margins would revert to the margins provided under the Credit Facility prior to the amendments with respect to Term Loans, specifically, (i) Base Rate Loans shall bear interest at the Base Rate plus an additional margin ranging from 7.50% to 9.00%; and (ii) SOFR Loans shall bear interest at the Term SOFR rate plus an additional margin ranging from 8.50% to 10.00%, each depending on our Net Leverage Ratio during the applicable determination period. The Credit Facility provides for an unused line fee of 0.50% per annum on the average unused Revolving Loan commitment, with no fee payable on the $27,500,000 commitment subject to the consent right of the revolving lender and Agent.

The Term Loan is subject to 2.50% amortization per annum. The first Term Loan repayment of $675,000 was paid on July 31, 2024. Pursuant to the Credit Facility, as amended, the next Term Loan repayment in the amount of $4,050,000 is due July 31, 2025, with quarterly Term Loan repayments of $1,012,500 payable on the last business day of each fiscal quarter thereafter, with the remaining Term Loan balance due on the Senior Credit Facility Maturity Date.

The Credit Facility contains: (a) customary representations, warranties and affirmative covenants; (b) customary conditions to drawing the Revolver; (c) customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, including the disposition of assets by any Loan Party to any Subsidiary that is not a Loan Party, (vi) restricted payments, including stockholder dividends, (vii) distributions, including the repayment of subordinated intercompany and third party indebtedness, and (viii) certain other restrictive agreements; (d) certain financial covenants (see below); (e) customary optional and mandatory prepayment events; and (f) customary events of default (subject to grace periods, as appropriate), such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe the negative covenants and other covenants related to the operation of our business. In addition, under certain circumstances, we may be required to enter into amendments to the Credit Facility in connection with any further syndication of the Credit Facility.

Under the Credit Facility, we are required to comply with certain financial covenants, including: a maximum Net Leverage Ratio of 3.15x commencing with the four fiscal quarter period ending October 31, 2025; a minimum Fixed Charge Coverage Ratio of 1.25x commencing with the four fiscal quarter period ending October 31, 2025; a minimum Average Liquidity requirement at each fiscal quarter end of $17,500,000; and a minimum EBITDA of $35,000,000 for the four fiscal quarter period ending October 31, 2025. Over the next twelve months beyond the issuance date, we believe that it is probable we will not be able to comply with one or more of these covenants. As a result, all amounts outstanding under our Credit Facility have been presented as "Current portion of credit facility, net" on our Condensed Consolidated Balance Sheet as of April 30, 2025.

Capitalized terms used but not defined herein have the meanings set forth for such terms in the Credit Facility, which have been or will be documented and filed with the SEC.

(11)     Amended Subordinated Credit Facility
On October 17, 2024, we entered into a subordinated credit agreement with the existing holders of our convertible preferred stock and U.S. Bank Trust Company, National Association, as agent (the “Subordinated Credit Agreement”) which provided an initial subordinated unsecured term loan facility in the aggregate principal amount of $25,000,000. On March 3, 2025, we entered into an amendment to the Subordinated Credit Agreement (the “Amended Subordinated Credit Facility”), which, in addition to providing incremental aggregate principal of $40,000,000, waived all defaults under the Subordinated Credit Agreement, specifically in connection with our Net Leverage Ratio and Fixed Charge Coverage Ratio covenants as of January 31, 2025 and suspends testing of the Net Leverage Ratio and the Fixed Charge Coverage Ratio covenants under the Subordinated Credit Agreement until October 31, 2025. The net proceeds of the Amended Subordinated Credit Facility were principally used to repay a portion of the Term Loan and Revolving Loan on March 3, 2025, fund our general working capital needs and enable us to negotiate the Second Amendment to the Credit Facility, including the waiver of existing defaults, as discussed above.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The obligations under the Amended Subordinated Credit Facility mature 90 days after the Senior Credit Facility Maturity Date, as discussed above. The Amended Subordinated Credit Facility is subject to Make-Whole Amounts with respect to certain repayments or prepayments. The Make-Whole Amounts are equal to: (i) from the respective closing date of each tranche of the Amended Subordinated Credit Facility through (but not including) the date that is nine months thereafter, the principal repayment amount multiplied by 33.0%; (ii) from the date that is nine months after the applicable closing date through (but not including) the date that is the second anniversary of such closing date, the principal repayment amount multiplied by 50.0%; (iii) from the second anniversary of the applicable closing date and thereafter, the principal repayment amount multiplied by 75.0%; plus, in the case of clause (iii), interest accrued on the principal amount outstanding at the Make-Whole Interest Rate (as defined below) starting on the second anniversary of the applicable closing date and calculated as of any such date of determination. The Make-Whole Interest Rate is a rate equal to 16.0% per annum, which is increased by 2.0% per annum upon the occurrence and during the continuation of an event of default under the Amended Subordinated Credit Facility.

We identified an embedded derivative related to redemption features that requires bifurcation from the Amended Subordinated Credit Facility under ASC 815. We established a total embedded derivative liability of $16,864,000, which was allocated as a discount against the Amended Subordinated Credit Facility proceeds. The embedded derivative liability is presented with the "Current portion of subordinated credit facility, net" on the Condensed Consolidated Balance Sheet and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs. Changes in the estimated fair value of the embedded derivative liability are recognized in our Condensed Consolidated Statements of Operations as a non-cash expense or benefit. As of April 30, 2025, the embedded derivative liability was remeasured to $14,645,000. For the three and nine months ended April 30, 2025, we recorded non-cash benefits of $6,146,000 and $2,219,000, respectively, in "Other expenses (income) - Change in fair value of warrants and derivatives" on the Condensed Consolidated Statements of Operations.

In connection with entering the Amended Subordinated Credit Facility, we paid financing fees of $1,761,000, which were accounted for as deferred financing costs. Deferred financing costs, discounts and the Make-Whole Amount are amortized as interest expense through the Amended Subordinated Credit Facility maturity date, and are presented as adjustments to the borrowings outstanding under such debt. Interest expense related to our Amended Subordinated Credit Facility for the three and nine months ended April 30, 2025 was $4,555,000 and $6,118,000, respectively, which included $1,667,000 of financing fees related to the first amendment to the Subordinated Credit Facility that were immediately expensed due to accounting for such amendment as a debt modification.

The following table presents a reconciliation of the amount outstanding under the Amended Subordinated Credit Facility to its net carrying value:

April 30, 2025
Amended Subordinated Credit Facility	$65,000,000
Less: Unamortized deferred financing costs	1,604,000
Less: Unamortized discount	16,169,000
Plus: Accretion of Make-Whole Amount	3,599,000
Amended Subordinated Credit Facility, net - subtotal	50,826,000
Plus: Embedded derivative related to redemption features	14,645,000
Amount outstanding under the Amended Subordinated Credit Facility	65,471,000
Less: Current portion of Amended Subordinated Credit Facility, net	(65,471,000)
Non-current portion of Amended Subordinated Credit Facility, net	$—

The obligations under the Amended Subordinated Credit Facility are guaranteed by the same guarantors under the Credit Facility. The Amended Subordinated Credit Facility contains customary representations, warranties and affirmative covenants, in each case substantially consistent with the representations and warranties and affirmative covenants under the Credit Facility. The Amended Subordinated Credit Facility contains customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stockholder dividends, (vii) customary optional and mandatory prepayment events, and (viii) certain other restrictive agreements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The outstanding portion of debt related to the Amended Subordinated Credit Facility will not be considered debt for purposes of our financial covenant testing under the Credit Facility. However, the Amended Subordinated Credit Facility includes a cross-default provision, whereby a default under the Credit Facility constitutes a default under the Amended Subordinated Credit Facility. Accordingly, consistent with the presentation of our Credit Facility as a current liability, the amount of debt outstanding under the Amended Subordinated Credit Facility has also been presented as a current liability on our Condensed Consolidated Balance Sheet as of April 30, 2025.

Capitalized terms used but not defined herein have the meanings set forth for such terms in the Amended Subordinated Credit Facility, which has been documented and filed with the SEC.

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

Certain of our facility lease agreements (which are classified as operating leases) contain rent holidays or rent escalation clauses. For rent holidays and rent escalation clauses during the lease term, we record rental expense on a straight-line basis over the term of the lease. As of April 30, 2025, none of our leases contained a residual value guarantee and covenants included in our lease agreements are customary for the types of facilities and equipment being leased.

The components of lease expense are as follows:

	Three months ended April 30,		Nine months ended April 30,
	2025	2024	2025	2024
Operating lease expense	$1,863,000	2,023,000	$5,637,000	6,361,000
Short-term lease expense	35,000	44,000	99,000	217,000
Variable lease expense	1,214,000	1,259,000	3,514,000	3,204,000
Sublease income	—	(17,000)	(28,000)	(50,000)
Total lease expense	$3,112,000	3,309,000	$9,222,000	9,732,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additional information related to leases is as follows:

	Nine months ended April 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases - Operating cash outflows	$6,236,000	$6,796,000
ROU assets obtained in the exchange for lease liabilities (non-cash):
Operating leases	$4,271,000	$37,000

The following table is a reconciliation of future cash flows relating to operating lease liabilities presented on our Condensed Consolidated Balance Sheet as of April 30, 2025:

Remainder of fiscal 2025	$1,999,000
Fiscal 2026	7,781,000
Fiscal 2027	5,736,000
Fiscal 2028	5,177,000
Fiscal 2029	4,631,000
Thereafter	17,628,000
Total future undiscounted cash flows	42,952,000
Less: Present value discount	5,782,000
Lease liabilities	$37,170,000

Weighted-average remaining lease terms (in years)	7.61
Weighted-average discount rate	4.12%

As of April 30, 2025, we do not have any material rental commitments that have not already commenced.

During the nine months ended April 30, 2025, we exited the lease for the smaller of our two facilities in Hampshire (Basingstoke), United Kingdom and de-recognized the associated right of use asset and lease liability. The impact of this lease exit on the Condensed Consolidated Statement of Operations was not material.

As of April 30, 2025, our Satellite and Space Communications segment leased one facility in Hampshire (Basingstoke), United Kingdom, where we previously manufactured high precision full motion fixed and mobile X/Y satellite tracking antennas. In connection with the CGC Divestiture discussed in Note (2) – Business Divestitures, we are addressing with our landlord our exit and termination of such facility lease. As these efforts are ongoing, further adjustments to the right of use assets and/or lease liabilities for such facility may be required in the future.

(13)     Income Taxes

Our effective tax rate for the three months ended April 30, 2025 was (5.6)%, which includes a net discrete tax benefit of $498,000. Our effective tax rate for the nine months ended April 30, 2025 was nominal and includes a net discrete tax benefit of $683,000. The benefit for each period was primarily related to the reversal of tax contingencies no longer required due to the expiration of applicable statute of limitations, the deductible portion of CEO transition costs and proxy solicitation costs.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Excluding discrete items, our effective tax rate for the three and nine months ended April 30, 2025 and 2024 was (0.05)% and 2.0%, respectively. For purposes of determining our estimated annual effective tax rate for fiscal 2025, the impairment of long-lived assets, including goodwill, the change in fair value of warrants and derivatives, proxy solicitation costs and CEO transition costs are considered significant, unusual or infrequently occurring discrete tax items and are excluded from the computation of our effective tax rate. The change in rate from 2.0% to (0.05)% is primarily due to changes in expected product and geographic mix and not providing for tax benefits on U.S. deferred tax assets in the more recent period.

At April 30, 2025 and July 31, 2024, total unrecognized tax benefits were $8,224,000 and $8,605,000, respectively, including interest of $185,000 and $224,000, respectively. Unrecognized tax benefits result from income tax positions taken or expected to be taken on our income tax returns for which a tax benefit has not been recorded in our condensed consolidated financial statements. We believe it is reasonably possible that the gross unrecognized tax benefits could decrease by as much as $257,000 in the next twelve months due to the expiration of a statute of limitations related to federal, state and foreign tax positions.

Our U.S. federal income tax returns for fiscal 2022 through 2024 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2020 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

As of April 30, 2025, the aggregate number of shares of common stock which may be issued may not exceed 15,757,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and employee purchases under the ESPP with the issuance of new shares of our common stock.

As of April 30, 2025, we had granted stock-based awards representing the right to purchase and/or acquire an aggregate of 12,275,972 shares (net of 7,549,532 expired and canceled awards), of which an aggregate of 10,316,998 have been exercised or settled.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of April 30, 2025, the following stock-based awards, by award type, were outstanding:

April 30, 2025
Stock options	125,470
Performance shares	666,173
RSUs, restricted stock, share units and other stock-based awards	1,167,331
Total	1,958,974

Our ESPP provides for the issuance of up to 1,300,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value on the first or last day of each calendar quarter, whichever is lower. Through April 30, 2025, we have cumulatively issued 1,092,359 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended April 30,		Nine months ended April 30,
	2025	2024	2025	2024
Cost of sales	$99,000	67,000	$299,000	480,000
Selling, general and administrative expenses	1,033,000	313,000	2,033,000	4,480,000
Research and development expenses	63,000	24,000	188,000	278,000
Stock-based compensation expense before income tax benefit	1,195,000	404,000	2,520,000	5,238,000
Estimated income tax benefit	(252,000)	(81,000)	(516,000)	(1,149,000)
Net stock-based compensation expense	$943,000	323,000	$2,004,000	4,089,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At April 30, 2025, unrecognized stock-based compensation of $6,023,000, net of estimated forfeitures of $459,000, is expected to be recognized over a weighted average period of 1.8 years. Total stock-based compensation capitalized and included in ending inventory at both April 30, 2025 and July 31, 2024 was $198,000. There are no liability-classified stock-based awards outstanding as of April 30, 2025 or July 31, 2024.

Stock-based compensation expense, by award type, is summarized as follows:

	Three months ended April 30,		Nine months ended April 30,
	2025	2024	2025	2024
Stock options	$6,000	11,000	$26,000	42,000
Performance shares	384,000	(662,000)	289,000	280,000
RSUs, restricted stock and share units	794,000	1,040,000	2,165,000	4,850,000
ESPP	11,000	15,000	40,000	66,000
Stock-based compensation expense before income tax benefit	1,195,000	404,000	2,520,000	5,238,000
Estimated income tax benefit	(252,000)	(81,000)	(516,000)	(1,149,000)
Net stock-based compensation expense	$943,000	323,000	$2,004,000	4,089,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the nine months ended April 30, 2025, we reversed a portion of our stock-based compensation expense related to performance shares due to lower-than-estimated achievement of fiscal 2022 performance share goals. Stock-based compensation expense for the nine months ended April 30, 2025 also reflects the forfeiture of awards related to our former Chief Operating Officer, whose employment was terminated during our first quarter of fiscal 2025. With respect to stock-based compensation expense reported in the prior year period, we had determined to settle fiscal 2024 non-equity annual incentive awards accrued during such period with stock-based awards in lieu of cash. Also, contributing to the higher stock-based compensation expense in the prior year period was our annual grant of stock-based awards to non-executive employees. Such grants of stock-based awards to non-executive employees did not occur during the nine months ended April 30, 2025.

ESPP stock-based compensation expense includes the 15% discount offered to participants in the ESPP.

The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability on our Condensed Consolidated Balance Sheets as of April 30, 2025 and July 31, 2024. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting.

Stock Options

The following table summarizes the Plan's activity:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2024	141,190	$20.61
Outstanding at October 31, 2024	141,190	20.61
Expired/canceled	(5,500)	17.88
Outstanding at January 31, 2025	135,690	20.72
Expired/canceled	(10,220)	23.23
Outstanding at April 30, 2025	125,470	$20.51	3.80	$—

Exercisable at April 30, 2025	119,220	$20.65	3.73	$—

Vested and expected to vest at April 30, 2025	125,395	$20.51	3.80	$—

Stock options outstanding as of April 30, 2025 have exercise prices ranging from $17.88 - $28.35, representing the fair market value of our common stock on the date of grant, a contractual term of ten years and a vesting period of five years.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Performance Shares, RSUs, Restricted Stock, Share Units and Other Stock-based Awards

The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock, share units and other stock-based awards:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2024	1,800,288	$10.61
Granted	1,154,859	5.04
Settled	(204,292)	11.26
Canceled/Forfeited	(128,892)	10.61
Outstanding at October 31, 2024	2,621,963	8.11
Granted	489,191	3.63
Settled	(578,751)	9.41
Canceled/Forfeited	(643,012)	5.48
Outstanding at January 31, 2025	1,889,391	6.61
Granted	33,627	1.79
Settled	(6,970)	10.95
Canceled/Forfeited	(82,544)	2.74
Outstanding at April 30, 2025	1,833,504	$6.68	$2,512,000

Vested at April 30, 2025	122,554	$13.23	$168,000

Vested and expected to vest at April 30, 2025	1,766,255	$6.67	$2,420,000

During the nine months ended April 30, 2025, our Board of Directors authorized the issuance of stock-based awards with a total unrecognized compensation expense, net of estimated forfeitures, of approximately $6,700,000. Through the issuance date, approximately $2,000,000 of such authorization remains subject to grant.

The total intrinsic value relating to fully-vested awards settled during the three and nine months ended April 30, 2025 was $13,000 and $2,281,000, respectively. The total intrinsic value relating to fully-vested awards settled during the three and nine months ended April 30, 2024 was $33,000 and $7,478,000, respectively.

The performance shares granted to employees principally vest over a three-year performance period, if pre-established performance goals are attained, or as specified pursuant to the Plan and related agreements. As of April 30, 2025, the number of outstanding performance shares included in the above table, and the related compensation expense generally assume achievement of the pre-established goals at a target level, except for two of our former CEOs whose achievement was based on maximum performance pursuant to their then pre-existing change-in-control agreements.

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

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of settlement of the underlying award. During the three and nine months ended April 30, 2025, we reversed $1,000 and $33,000, respectively, of previously accrued dividend equivalents due to forfeitures and paid out $157,000 during the nine months ended April 30, 2025. During the three and nine months ended April 30, 2024, we reversed $68,000 and $104,000, respectively, of previously accrued dividend equivalents due to forfeitures and paid out $2,000 and $267,000, respectively. Accrued dividend equivalents were recorded as a reduction to retained earnings. As of April 30, 2025 and July 31, 2024, accrued dividend equivalents were $127,000 and $316,000, respectively.

With respect to the actual settlement of stock-based awards for income tax reporting, during the three months ended April 30, 2025, we recorded a nominal income tax benefit. During the nine months ended April 30, 2025 we recorded an income tax benefit of $120,000. With respect to the actual settlement of stock-based awards for income tax reporting, during the three and nine months ended April 30, 2024, we recorded an income tax expense of $76,000 and $379,000, respectively.

(15)     Segment Information

Reportable operating segments are determined based on Comtech’s management approach. The management approach, as defined by FASB ASC 280 "Segment Reporting" is based on the way that the CODM organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. Our CODM, for purposes of FASB ASC 280, is our Chairman, President and Chief Executive Officer.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our CODM primarily uses a metric that we refer to as Adjusted EBITDA to measure an operating segment’s performance and to make decisions about resources to be allocated. Our Adjusted EBITDA metric for the Satellite and Space Communications and Terrestrial and Wireless Networks segments do not consider allocation of any indirect expenses that are unrelated to the segment's operations, or any of the following: interest, income taxes, depreciation, amortization of intangibles, impairment of long-lived assets, including goodwill, amortization of cost to fulfill assets, amortization of stock-based compensation, CEO transition costs, change in fair value of warrants and derivatives, proxy solicitation costs, restructuring costs, strategic emerging technology costs (for next-generation satellite technology) and write-off of deferred financing costs and debt discounts, and in the recent past, acquisition plan expenses, change in fair value of the convertible preferred stock purchase option liability, COVID-19 related costs, facility exit costs, strategic alternatives expenses and other and loss on business divestiture. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Any amounts shown in the Adjusted EBITDA calculation for our Satellite and Space Communications and Terrestrial and Wireless Networks segments are directly attributable to those segments. Our Adjusted EBITDA is also used by our management in assessing the Company's operating results. Although closely aligned, the Company's definition of Adjusted EBITDA is different than EBITDA (as such term is defined in our Credit Facility and Amended Subordinated Credit Facility) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and, therefore, may not be comparable to similarly titled measures used by other companies.

Operating segment information, along with a reconciliation of segment Adjusted EBITDA to consolidated income (loss) before income taxes is presented in the tables below:

	Three months ended April 30, 2025			Nine months ended April 30, 2025
	Satellite and Space Communications	Terrestrial and Wireless Networks	Total	Satellite and Space Communications	Terrestrial and Wireless Networks	Total
Net sales	$67,566,000	59,221,000	$126,787,000	$200,220,000	168,941,000	$369,161,000

Adjusted EBITDA	$5,705,000	13,917,000	$19,622,000	$(22,107,000)	33,821,000	$11,714,000

Unallocated corporate expenses			(7,046,000)			(27,001,000)
Amortization of cost to fulfill assets			—			(261,000)
Restructuring costs			(4,338,000)			(14,222,000)
Amortization of stock-based compensation			(1,195,000)			(2,520,000)
Depreciation			(2,726,000)			(8,400,000)
Strategic emerging technology costs			—			(280,000)
Amortization of intangibles			(5,044,000)			(16,680,000)
Impairment of long-lived asset, including goodwill			—			(79,555,000)
Proxy solicitation costs			—			(2,682,000)
CEO transition costs			(805,000)			(1,072,000)
Interest expense			(12,907,000)			(33,447,000)
Interest (income) and other			509,000			—
Write-off of deferred financing costs and debt discounts			(3,479,000)			(4,891,000)
Change in fair value of warrants and derivatives			49,542,000			15,450,000
Income (loss) before income taxes			$32,133,000			$(163,847,000)

Purchases of property, plant and equipment	$171,000	2,290,000	$2,461,000	$310,000	5,808,000	$6,118,000
Unallocated amounts			—			411,000
Consolidated total			$2,461,000			$6,529,000

Total assets as of April 30, 2025				$268,261,000	451,121,000	$719,382,000
Unallocated amounts						31,762,000
Consolidated total						$751,144,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended April 30, 2024			Nine months ended April 30, 2024
	Satellite and Space Communications	Terrestrial and Wireless Networks	Total	Satellite and Space Communications	Terrestrial and Wireless Networks	Total
Net sales	$71,445,000	56,631,000	$128,076,000	$252,436,000	161,776,000	$414,212,000

Adjusted EBITDA	$7,183,000	11,330,000	$18,513,000	$29,376,000	34,694,000	$64,070,000

Unallocated corporate expenses			(6,602,000)			(18,680,000)
Amortization of cost to fulfill assets			(240,000)			(720,000)
Restructuring costs			(2,755,000)			(9,197,000)
Amortization of stock-based compensation			(404,000)			(5,238,000)
Depreciation			(3,121,000)			(9,073,000)
Strategic emerging technology costs			(880,000)			(3,228,000)
Amortization of intangibles			(5,289,000)			(15,866,000)
CEO transition costs			(2,492,000)			(2,492,000)
(Loss) gain on business divestiture, net			(200,000)			2,013,000
Interest expense			(5,146,000)			(15,343,000)
Interest (income) and other			(409,000)			(1,246,000)
Change in fair value of warrants and derivatives			6,439,000			6,439,000
Loss before income taxes			$(2,586,000)			$(8,561,000)

Purchases of property, plant and equipment	$388,000	2,154,000	$2,542,000	$1,763,000	6,175,000	$7,938,000
Unallocated amounts			125,000			966,000
Consolidated total			$2,667,000			$8,904,000

Total assets as of April 30, 2024				$498,449,000	455,169,000	$953,618,000
Unallocated amounts						37,381,000
Consolidated total						$990,999,000

During the three months ended January 31, 2025, we revised the presentation of our operating segment information to report segment totals and to reconcile such segment totals to our Condensed Consolidated Financial Statements. Prior period information was adjusted to conform to the current period presentation. During the nine months ended April 30, 2025, we also revised our Satellite and Space Communications segment's Adjusted EBITDA to no longer add back a non-cash inventory write-down of $11,369,000. Such amount was recorded in the first quarter of fiscal 2025 in Cost of Sales in our Condensed Consolidated Statement of Operations (see Note (8) Inventories for additional information). Such costs were previously presented within restructuring costs in the reconciliation of segment Adjusted EBITDA to consolidated loss before income taxes.

Unallocated expenses result from corporate expenses such as executive compensation, accounting, legal and other regulatory compliance related costs. See Note (1) - General for information related to CEO transition and proxy solicitation related costs. During the three and nine months ended April 30, 2025, our Unallocated segment also incurred $3,438,000 and $9,431,000 of restructuring costs, respectively, focused on legal and advisory fees associated with: (i) our previously announced transformation strategy to explore strategic alternatives; and (ii) operational initiatives to align our cost structure with our future anticipated business, and to improve liquidity. During the three and nine months ended April 30, 2024, our Unallocated segment incurred $2,206,000 and $6,396,000, respectively, of restructuring costs focused on (i) streamlining our operations, (ii) legal and other expenses primarily related to divestiture activities and (iii) efforts to refinance our prior Credit Facility and improve liquidity.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the nine months ended April 30, 2025, our Satellite and Space Communications segment recorded a $79,555,000 non-cash goodwill impairment charge (see Note (16) - Long-lived Assets, including Goodwill for additional information). During the three and nine months ended April 30, 2025, our Satellite and Space Communications segment also recorded $882,000 and $4,683,000, respectively, of restructuring costs included in Selling, general and administrative expenses in our Condensed Consolidated Statements of Operations related to our transformation strategy (principally, the CGC Divestiture). During the three and nine months ended April 30, 2024, our Satellite and Space Communications segment recorded $549,000 and $2,793,000, respectively, of restructuring costs primarily incurred to streamline our operations and improve efficiency, including costs related to the relocation of certain of our satellite ground infrastructure production facilities to our 146,000 square foot facility in Chandler, Arizona. In addition, strategic emerging technology costs for next-generation satellite technology for the nine months ended April 30, 2025 were $280,000. Similar strategic emerging technology costs of $880,000 and $3,228,000 were incurred during the three and nine months ended April 30, 2024, respectively.

During the three and nine months ended April 30, 2025 and 2024, our Terrestrial and Wireless Networks segment incurred nominal restructuring costs.

Interest expense in the tables above primarily relates to our credit facilities, and includes the amortization of deferred financing costs and debt discount. See Note (10) - Credit Facility and Note (11) - Amended Subordinated Credit Facility for further discussion.

Intersegment sales for both the three and nine months ended April 30, 2025 and 2024 between the Satellite and Space Communications segment and the Terrestrial and Wireless Networks segment were nominal. All intersegment sales are eliminated in consolidation and are excluded from the tables above.

Unallocated assets at April 30, 2025 consist principally of cash and cash equivalents, corporate property, plant and equipment, operating lease right of use assets and deferred financing costs.

The large majority of our long-lived assets are located in the U.S.

(16)     Long-lived Assets, including Goodwill

The following table represents goodwill by reportable operating segment as of April 30, 2025 and July 31, 2024.

	Satellite and Space Communications	Terrestrial and Wireless Networks	Total
Balance as of July 31, 2024	$110,090,000	174,090,000	$284,180,000
Goodwill impairment	(79,555,000)	—	(79,555,000)
Balance as of April 30, 2025	$30,535,000	174,090,000	$204,625,000

At April 30, 2025 and July 31, 2024, accumulated goodwill impairment losses related to our Satellite and Space Communications segment totaled $128,480,000 and $48,925,000, respectively. There are no accumulated impairments for our Terrestrial and Wireless Network segment.

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

(17)     Intangible Assets

Intangible assets with finite lives are as follows:

	April 30, 2025
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$294,258,000	145,298,000	$148,960,000
Technologies	13.6	106,149,000	84,465,000	21,684,000
Trademarks and other	16.9	31,826,000	24,322,000	7,504,000
Total		$432,233,000	254,085,000	$178,148,000

	July 31, 2024
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$302,058,000	141,601,000	$160,457,000
Technologies	14.8	113,149,000	87,809,000	25,340,000
Trademarks and other	16.7	32,926,000	23,895,000	9,031,000
Total		$448,133,000	253,305,000	$194,828,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the three and nine months ended April 30, 2025 was $5,044,000 and $16,680,000, respectively. Amortization expense for the three and nine months ended April 30, 2024 was $5,289,000 and $15,866,000, respectively. Amortization expense for the nine months ended April 30, 2025 includes $1,343,000 of accelerated amortization, recorded in the first quarter of fiscal 2025, due to the impact of the CGC Divestiture. Also, during the first quarter of fiscal 2025, we wrote-off $15,900,000 of fully amortized intangible assets related to the CGC Divestiture.

The estimated amortization expense consists of the following for the fiscal years ending July 31:

2025	$21,722,000
2026	19,128,000
2027	17,774,000
2028	17,774,000
2029	16,353,000

We review net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. Based on our assessment in the fourth quarter of fiscal 2024, we recognized an impairment loss of $9,925,000 in fiscal 2024 within our Satellite and Space Communications segment. See Note (16) - Long-Lived Assets, Including Goodwill for more information. We believe that the carrying values of our remaining net intangible assets were recoverable as of April 30, 2025. However, if business conditions deteriorate, we may be required to record impairment losses, and/or increase the amortization of intangibles in the future. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

Fiscal 2025 Activity
On October 17, 2024, in connection with amending the Credit Facility discussed in Note (10) - Credit Facility, we and the Investors agreed to change certain terms of the Series B-1 Convertible Preferred Stock. The changes: altered the date on which preferred holders can opt to have us repurchase their Series B-2 Convertible Preferred Shares (as defined below) in certain circumstances; provided for increases to the dividend rate in certain circumstances and provided for an option for the preferred holders to elect to receive dividends in cash (to the extent permitted by law); and clarified the preferred holders’ existing consent rights, among other things. To effect the changes described above, we and the Investors entered into a new Subscription and Exchange Agreement (the "Subscription and Exchange Agreement"), pursuant to which the Investors: (i) exchanged all of the 171,827.05 shares of Series B-1 Convertible Preferred Stock outstanding for 171,827.05 shares of our newly issued Series B-2 Convertible Preferred Stock, par value $0.10 per share (the “Series B-2 Exchange”), with an initial liquidation preference of $1,067.87 per share; and (ii) received 3,436.53 additional shares of Series B-2 Convertible Preferred Stock as a consent fee (the "Series B-2 Fee"). As a result of the Series B-2 Exchange, no shares of Series B-1 Convertible Preferred Stock remain outstanding. We did not receive any cash proceeds from the Series B-2 Exchange.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On March 3, 2025, in connection with amending the Credit Facility, discussed in Note (10) - Credit Facility, and the Subordinated Credit Facility, discussed in Note (11) - Amended Subordinated Credit Facility, we and the Investors agreed to change certain terms of the Series B-2 Convertible Preferred Stock. The changes provided the Investors with a board observer right and certain information access rights. These changes were effected through a Subscription and Exchange Agreement, pursuant to which the Investors: (i) exchanged (the “Series B-3 Exchange”) all of the 175,263.58 shares of Series B-2 Convertible Preferred Stock outstanding for 175,263.58 shares of our newly issued Series B-3 Convertible Preferred Stock, par value $0.10 per share, with an initial liquidation preference of $1,104.48 per share (the per share liquidation preference of the Series B-2 Convertible Preferred Stock as of the date of issuance); and (ii) received 2,916.76 additional shares of Series B-3 Convertible Preferred Stock (the “Series B-3 Fee” and, together with the Series B Reimbursement, the Series B-1 Fee and the Series B-2 Fee, the “Additional Issuances”) and $650,000 in cash as a consent fee. As a result of the Series B-3 Exchange, no shares of Series B-2 Convertible Preferred Stock remain outstanding. We did not receive any cash proceeds from the Series B-3 Exchange.

The Series B-3 Convertible Preferred Stock ranks senior to the shares of our common stock, with respect to the payment of dividends and the distribution of assets upon a liquidation, dissolution or winding up of the Company. Each share of Series B-3 Convertible Preferred Stock is entitled to a cumulative dividend (the “Dividend”) at the rate of 9.00% per annum, compounding quarterly, paid-in-kind, or 7.75% per annum, compounding quarterly, paid in cash, at our election (except as described below), or 6.50% per annum, in respect of any shares of Series B-3 Convertible Preferred Stock that remain outstanding following the redemption of at least fifty percent (50%) of the Series B-3 Convertible Preferred Stock pursuant to the exercise of an asset sale or change in control put right or an asset sale call right, as described below. The Dividend rate may also increase following certain events, including certain asset sales that constitute a change in control, as set forth in the certificate of designations governing the Series B-3 Convertible Preferred Stock (the "Series B-3 Certificate of Designations"). For any quarter in which the Dividend is not paid in cash, such Dividend becomes part of the liquidation preference of the Series B-3 Convertible Preferred Stock. In addition, no dividend or other distribution on our common stock will be declared or paid on our common stock unless, at the time of such declaration and payment, an equivalent dividend or distribution is declared and paid on the Series B-3 Convertible Preferred Stock (the “Participating Dividend”), provided that in the case of any such dividend in the form of cash, in lieu of a cash payment, such Participating Dividend will become part of the liquidation preference of the Series B-3 Convertible Preferred Stock. Such Participating Dividend results in the Series B-3 Convertible Preferred Stock meeting the definition of a "participating security" for purposes of our earnings per share calculations. Following the satisfaction of all obligations under the Credit Facility in full and the termination of all of commitments under the Credit Facility (a “CA Satisfaction”), and (i) our failure to fully satisfy an exercised put right (other than a put right exercised in connection with an Asset Sale that constitutes a change in control) or (ii) beginning on or after April 30, 2027 (or later in certain circumstances), holders of the Series B-3 Convertible Preferred Stock will be entitled to elect to have us pay the Dividend in cash (to the extent permitted by law).

The shares of Series B-3 Convertible Preferred Stock are convertible into shares of common stock at the option of the holder thereof at any time. At any time after July 22, 2027, we have the right to mandate conversion of the Series B-3 Convertible Preferred Stock, subject to certain restrictions based on the price of our common stock in the preceding thirty (30) trading days. The conversion price for the Series B-3 Convertible Preferred Stock is $7.99, subject to certain adjustments set forth in the Series B-3 Certificate of Designations.

Holders of the Series B-3 Convertible Preferred Stock are entitled to vote with the holders of our common stock on an as-converted basis, and are entitled to a separate class vote with respect to, among other things, amendments to our organizational documents that have an adverse effect on the Series B-3 Convertible Preferred Stock, authorizations or issuances of securities of the Company (other than certain qualified or private offerings of up to $50,000,000 of shares of common stock), the payment of dividends, related party transactions, repurchases or redemptions of securities of the Company, dispositions of businesses or assets involving consideration having a fair value in excess of $75,000,000 (or $20,000,000 following a CA Satisfaction), the incurrence of certain indebtedness and certain amendments or extensions of our Credit Facility on terms and conditions that, taken as a whole, (A) are materially different from the existing Credit Facility or (B) adversely affect our ability to perform our obligations in connection with an optional repurchase of the Series B-3 Convertible Preferred Stock, in each case, subject to the exceptions and qualifications set forth in the Series B-3 Certificate of Designations.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Holders have the right to require us to repurchase their Series B-3 Convertible Preferred Stock (at 1.0x the liquidation preference, plus accrued and unpaid dividends) on a date occurring either: (a) on or after October 31, 2028, (b) upon the consummation of an asset sale meeting certain criteria, or (c) on or after April 30, 2027 following a CA Satisfaction. We have the right to repurchase all, or less than all, of the Series B-3 Convertible Preferred Stock upon the consummation of an asset sale meeting the same criteria, other than an asset sale that would result in a change-of-control. In addition, each holder will have the right to cause us to repurchase its Series B-3 Convertible Preferred Stock in connection with a Change of Control (as defined in the Series B-3 Certificate of Designations) at 1.5x (or 1.0x in the case of Series B-3 Convertible Preferred Stock issued in the Additional Issuances) the liquidation preference, plus accrued and unpaid dividends. Any repurchase described above would be subject to the terms set forth in the Series B-3 Certificate of Designations.

Upon a repurchase of the Series B-3 Convertible Preferred Stock at 1.0x the liquidation preference, we will issue each respective holder a warrant (a “Warrant”). A Warrant will represent the right to acquire our common stock, as further described in the Subscription and Exchange Agreement, for a term of five years and six months from the issuance of such Warrant, at an initial exercise price equal to the conversion price on the date of issuance of such Warrant, subject to certain adjustments. We determined that our obligation to issue a Warrant met the definition of a freestanding financial instrument that should be accounted for as a liability. The Warrant liability is classified in "Warrant and Derivative Liabilities" on the Condensed Consolidated Balance Sheets and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs, until the Warrant is exercised or expires. Changes in the estimated fair value of the Warrant are recognized in our Condensed Consolidated Statements of Operations as a non-cash expense or benefit. As of April 30, 2025 and July 31, 2024, the Warrant liability was remeasured to $113,000 and $710,000, respectively, resulting in non-cash benefits for the three and nine months ended April 30, 2025 of $130,000 and $597,000, respectively, recorded in "Other expenses (income) - Change in fair value of warrants and derivatives" on the Condensed Consolidated Statements of Operations.

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

We identified several embedded derivatives that require bifurcation from the Series B-2 Convertible Preferred Stock (and subsequent issuance of the Series B-3 Convertible Preferred Stock) under ASC 815, including the holders' right to: (i) require us to repurchase Series B-3 Convertible Preferred Stock upon the consummation of an asset sale meeting certain criteria, or in connection with a change in control; (ii) convert Series B-3 Convertible Preferred Shares into shares of our common stock; (iii) increase the dividend rate in certain circumstances; and (iv) elect to receive cash dividends in certain circumstances. When evaluating such embedded derivatives, we determined that the Series B-3 Convertible Preferred Stock was more akin to a debt-like host than an equity-like host. We also determined that such features qualify for accounting as one combined embedded derivative liability. We established an initial embedded derivative liability of $38,832,000, which was recorded as a reduction to the initial fair value of the Series B-2 Convertible Preferred Stock and presented with "Warrant and Derivative Liabilities" on the Condensed Consolidated Balance Sheets. The combined embedded derivative liability is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs. Changes in the estimated fair value of the combined embedded derivative liability are recognized in our Condensed Consolidated Statements of Operations as a non-cash expense or benefit. As of April 30, 2025, the embedded derivative liability was remeasured to $29,589,000, resulting in non-cash benefits for the three and nine months ended April 30, 2025 of $40,145,000 and $9,243,000, respectively, recorded in "Other expenses (income) - Change in fair value of warrants and derivatives" on the Condensed Consolidated Statements of Operations.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In accordance with ASC 480, Distinguishing Liabilities from Equity, specifically ASC 480-10-S99-3A(2), SEC Staff Announcement: Classification and Measurement of Redeemable Securities, we classified the respective Series B Convertible Preferred Stock outside of permanent equity, as temporary equity, since the redemption of such shares is at the option of the holder on a fixed date or upon the occurrence of certain events that are not solely within our control. Upon the Series B-2 Exchange, the initial estimated fair value of the Series B-2 Convertible Preferred Stock was $132,310,000. We reduced the initial estimated fair value of the Series B-2 Convertible Preferred Stock to establish the initial combined embedded derivative liability, as discussed above. We also adjusted the carrying value of the Series B-3 Convertible Preferred Stock at April 30, 2025 based on its redemption value of $199,661,000, which includes $1,486,000 of accumulated and unpaid dividends. During the nine months ended April 30, 2025, the adjustments charged against retained earnings and additional paid in capital to increase the carrying value of respective Series B Convertible Preferred Stock, while outstanding, to their respective redemption values totaled $76,785,000.

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

The following table presents a reconciliation of the adjustments to increase the carrying values of the Convertible Preferred Stock to their redemption values while outstanding:

Redemption value of Series B-3 Convertible Preferred Stock at April 30, 2025	$199,661,000
Less: Carrying value of combined embedded derivatives at April 30, 2025	29,589,000
Carrying value of Series B-3 Convertible Preferred Stock at April 30, 2025	170,072,000
Less: Initial carrying value of Series B-2 Convertible Preferred Stock on October 17, 2024	93,478,000
Less: Initial carrying value of Series B-3 Fee on March 3, 2025	3,221,000
Adjustment to increase the carrying value of Series B-3 Convertible Preferred Stock to its redemption value at April 30, 2025 and Series B-2 Convertible Preferred Stock (while outstanding)	73,373,000
Adjustment to increase carrying value of Series B-1 Convertible Preferred Stock to its redemption value (while outstanding)	3,412,000
Total adjustments to redemption values charged to Stockholder's Equity:
Nine months ended April 30, 2025	76,785,000
Less: Six months ended January 31, 2025	32,251,000
Three months ended April 30, 2025	$44,534,000

(19)     Stockholders’ Equity

Shelf Registration
On July 13, 2022, we filed a $200,000,000 shelf registration statement with the SEC for the sale of various types of securities, including debt securities. This shelf registration statement was declared effective by the SEC as of July 25, 2022 and expires on July 25, 2025. To date, we have not issued any securities pursuant to our $200,000,000 shelf registration statement. Because of delinquencies in our Exchange Act reporting during the past 12 months, we will not be able to file a new shelf registration statement following the expiration date. Accordingly, we would file a long-form registration statement in connection with any securities offering by the Company until we become eligible to utilize a new shelf registration statement.

Common Stock Repurchase Program
On September 29, 2020, our Board of Directors authorized a $100,000,000 stock repurchase program, which replaced our prior program. The $100,000,000 stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases during the nine months ended April 30, 2025 and 2024.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Additional Paid in Capital
During the three and nine months ended April 30, 2025, $44,534,000 and $70,406,000, respectively, of the adjustments to the carrying values of outstanding Convertible Preferred Stock to their respective redemption values, while outstanding, were charged to additional paid in capital so as not to exceed the available amount of retained earnings as of April 30, 2025.

(20)    Legal Proceedings and Other Matters

Former CEO Related Matters
On March 12, 2024, the Company terminated Ken Peterman, its President and CEO at the time, for Cause pursuant to the terms of his employment agreement dated September 12, 2022 (the “Employment Agreement”). On November 21, 2024 (as amended on December 31, 2024), Mr. Peterman filed a claim with the American Arbitration Association, alleging that Comtech materially breached the Employment Agreement in the termination for Cause and that the termination was a retaliation for whistleblowing by Mr. Peterman in connection with certain of the Company’s prior financial and accounting practices. Mr. Peterman later filed a separate administrative complaint with the Department of Labor (Occupational Safety and Health Administration) making similar allegations and claiming that Comtech retaliated against him in violation of the Sarbanes-Oxley Act of 2002. The Company independently investigated, with the assistance of an outside advisor, Mr. Peterman's allegations that he was a whistleblower and determined that such allegations were not substantiated. The U.S. Department of Labor dismissed Mr. Peterman’s administrative complaint on or about April 22, 2025. The appeal period has now expired.

Mr. Peterman claims he is owed direct contractual damages in an amount in excess of $6,000,000 and consequential damages for injury to his professional reputation in excess of $35,000,000. The Company believes Mr. Peterman's claims are entirely without merit and will defend itself vigorously in the matter. The Company has filed a Counterclaim against Mr. Peterman alleging that his misconduct and attempts to conceal the same constituted a breach of his fiduciary duties.

On December 11, 2024, Mr. Peterman was indicted by the United States Attorney for the Eastern District of New York and arrested on charges of insider trading and securities fraud. He was also charged with similar allegations by the SEC in a civil lawsuit filed in the Eastern District of New York the same day. The Company is not named as a defendant in either proceeding.

U.S. Export Matter
In late 2023, we initiated an export compliance review pertaining to certain variants of our modems and determined that we potentially violated U.S. export compliance laws. Upon learning of the potential violations and due to our commitment to comply with global export compliance laws, we immediately and voluntarily initiated a historical review of our exports of the associated products, as well as related documentation submitted to export control authorities. Based on such review, in February and June 2024, we voluntarily disclosed to the Directorate of Defense Trade Controls (“DDTC”) a potential misclassification of certain exports under an EAR classification and promptly sought export licenses under the more restrictive ITAR classification for future exports pending the outcome of the matter. At that time, we concluded that the likelihood of a loss contingency associated with such potential violations was remote.

While our review is ongoing, we estimate there were approximately 70 exports for which export licenses were not obtained, with an estimated total transaction value of less than $2,000,000. Our review efforts to date indicate that the countries exported to were: the United Kingdom, Canada, Italy, Singapore, India, Germany, Australia, Hungary, Spain, Denmark, South Korea, Greece, Indonesia, Philippines and New Zealand. DDTC may choose to close the matter without penalty or to impose penalties on us in connection with the above-referenced shipments. Penalties, if imposed, can be the greater of twice the amount of the transaction that is the basis for the violation, or $1,271,078 per violation, with discretionary adjustment downward by the DDTC for voluntary disclosure and other positive mitigating factors.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On May 22, 2025, DDTC issued a Request for Information. In light of this request, we reevaluated our prior assessment of loss contingencies associated with this matter and determined that we may no longer conclude that the likelihood of a loss contingency is remote. Rather, it is now reasonably possible that a loss contingency (e.g., monetary penalties) exists related to this matter. Such penalties, if any, are not currently estimable by us given the early stage of our review, as well as that of the DDTC, and multiple positive mitigating factors that could affect the ultimate outcome, including but not limited to: the voluntary nature of our disclosure; our historical compliance record; the number of exports involved; the parties to whom the units were shipped; and the nature of the potential violation(s). Based on such determination, we have not accrued for any loss contingencies related to this matter as of April 30, 2025.

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

(21)     Cost Reduction and Restructuring Related Activities

As of July 31, 2024, our severance liability was $1,029,000. During the nine months ended April 30, 2025, in connection with our transformation strategy, we implemented multiple reductions in force principally within our Satellite and Space Communications segment and unallocated corporate overhead. Such reductions approximated 15% of our workforce as of July 31, 2024, or approximately $33,000,000 in annualized labor costs. During the nine months ended April 30, 2025, we recorded $2,743,000 of severance costs within Selling, general and administrative expenses in our Condensed Consolidated Statements of Operations. After net payments of $3,348,000 during the nine months ended April 30, 2025, our severance liability was $424,000 as of April 30, 2025. As of April 30, 2025, we had approximately 1,468 employees, compared to 1,676 employees as of July 31, 2024.

Index
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains, and oral statements made by our representatives from time to time may contain, forward-looking statements. Forward-looking statements can be identified by words such as: "anticipate," "believe," "continue," "could," "estimate," "expect," "future," "goal," "outlook," "intend," "likely," "may," "plan," "potential," "predict," "project," "seek," "should," "strategy," "target," "will," "would," and similar references to future periods, or the negative of those words and expressions, as well as statements in future tense. Forward-looking statements include, among others, statements regarding our expectations for our strategic alternatives process, our expectations for further portfolio-shaping opportunities, our expectations for other operational initiatives, the intended use of proceeds from the Credit Facility and Amended Subordinated Credit Facility, our expectations for completing further financing initiatives, our future performance and financial condition, our plans to address our ability to continue as a going concern, the plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives of our management to be materially different from the results, performance or other expectations implied by these forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that are difficult to predict and many of which are outside of our control. Factors that could cause actual results to differ materially from current expectations include, among other things: the outcome and effectiveness of the aforementioned strategic alternatives process, further portfolio-shaping opportunities, other operational initiatives, and the completion of further financing activities; our ability to access capital and liquidity so that we are able to continue as a going concern; our ability to implement changes in our executive leadership; the possibility that the expected synergies and benefits from our strategic activities will not be fully realized, or will not be realized within the anticipated time periods; the risk that acquired businesses will not be integrated successfully; impacts from, and uncertainties regarding, future actions that may be taken by activist stockholders; the possibility of disruption from acquisitions or dispositions, making it more difficult to maintain business and operational relationships or retain key personnel; the risk that we will be unsuccessful in implementing a tactical shift in our Satellite and Space Communications segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche products and solutions with higher margins; the nature and timing of our receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements; changing customer demands and/or procurement strategies and our ability to scale opportunities and deliver solutions to current and prospective customers; changes and uncertainty in prevailing economic and political conditions (including financial and capital market conditions), including as a result of Russia's military incursion into Ukraine, the Israel-Hamas war and attacks in the Red Sea region or any tariff, trade restrictions or similar matters; changes in the price of oil in global markets; changes in prevailing interest rates and foreign currency exchange rates; risks associated with our legal proceedings, customer claims for indemnification, and other similar matters; risks associated with our obligations under our credit facilities; risks associated with our large contracts; risks associated with supply chain disruptions; and other factors described in this and our other filings with the Securities and Exchange Commission ("SEC"). However, these risks are not the only risks that we face. Additional risks and uncertainties, not currently known to us or that do not currently appear to be material, may also materially adversely affect our business, financial condition and/or operating results in the future. We describe risks and uncertainties that could cause actual results and events to differ materially in the "Risk Factors" (Part I, Item 1A), "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (Part II, Item 7) and "Quantitative and Qualitative Disclosures about Market Risk" (Part II, Item 7A) in our Annual Report on Form 10-K filed with the SEC on October 30, 2024 and the "Risk Factors" (Part II, Item 1A) in our Quarterly Report on Form 10-Q filed with the SEC on January 13, 2025. We do not intend to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise, except as required by law.

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

Revenue Recognition. In accordance with FASB ASC 606 - Revenue from Contracts with Customers ("ASC 606"), we record revenue in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (4) - Revenue Recognition and Part I. - Financial Information - Item 4. Controls and Procedures for further information.

A cost-to-cost measure of progress is principally used to account for contracts in our Satellite and Space Communications segment and, to a lesser extent, certain location-based and messaging infrastructure contracts in our public safety and location technologies product line within our Terrestrial and Wireless Networks segment.

For over time contracts using a cost-to-cost measure of progress, we have an estimate at completion ("EAC") process in which management reviews the progress and execution of our performance obligations and calculates an estimated contract profit based on total estimated contract revenue and cost. Since certain contracts extend over a long period of time, the impact of revisions in revenue and/or cost estimates during the progress of work may impact current period earnings through a cumulative adjustment. Additionally, if the EAC process indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract revenue and cost estimates for significant contracts are generally reviewed and reassessed at least quarterly.

We perform on a broad range of contracts whose revenue is recognized over time, including the development of complex and advanced customized solutions which often require the application of new technologies. Cost estimates on fixed-price development contracts and early stage/low-rate production contracts are inherently more uncertain as to future events than on mature, full-rate production contracts. As a result, for fixed-price development contracts and early stage/low-rate production contracts, there is typically more variability in those estimates and greater financial risk associated with unanticipated cost growth. Risks include, but are not limited to: technical engineering risks related to the underlying technologies being developed; schedule risks related to completing performance obligations timely; and customer risks related to changing specifications.

The estimation of contract revenue, cost and progress toward completion requires the use of judgment, which can be affected by any number of factors over time and which may cause our actual results to differ materially from those estimates, as facts and circumstances change or become known to us. Changes in estimates can occur for a variety of reasons including, but not limited to: changes in the availability, productivity and cost of labor; the effect of change orders on contract scope; the resolution of engineering risks at lower or higher costs than anticipated; the availability and cost of material components and subcontracts, as well as the performance of our subcontractors or suppliers; the impact of unanticipated changes in our customers' schedules; and changes in indirect cost allocations, such as overhead.

The impact of gross favorable and unfavorable changes in contract estimates on reported gross margin is presented in the table below:

	Three months ended April 30,		Nine months ended April 30,
	2025	2024	2025	2024
Gross favorable changes	$2,469,000	4,039,000	$7,628,000	9,043,000
Gross unfavorable changes	(1,747,000)	(1,827,000)	(14,081,000)	(12,496,000)
Net changes	$722,000	2,212,000	$(6,453,000)	(3,453,000)

Impairment of Long-Lived Assets, Including Goodwill. As of April 30, 2025, total goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $204.6 million (of which $30.5 million relates to our Satellite and Space Communications segment and $174.1 million relates to our Terrestrial and Wireless Networks segment). Additionally, as of April 30, 2025, net intangibles recorded on our Condensed Consolidated Balance Sheet aggregated $178.1 million (of which $42.6 million relates to our Satellite and Space Communications segment and $135.5 million relates to our Terrestrial and Wireless Networks segment). For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, our Satellite and Space Communications and Terrestrial and Wireless Networks segments each constitute a reporting unit and we must make various assumptions in determining their estimated fair values. During our first quarter of fiscal 2025, we recorded a $79.6 million non-cash impairment charge in our Satellite and Space Communications segment related to long-lived assets, including goodwill. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (16) - Long-lived Assets, including Goodwill for further information. Ongoing and future actions supporting our transformation strategy could result in a material impairment of our goodwill and/or intangible assets.

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

Our U.S. federal income tax returns for fiscal 2022 through 2024 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2020 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

As it relates to software developed for the purpose of internal-use (e.g., hosted "SaaS" applications within our Terrestrial and Wireless Networks segment), costs capitalized primarily consist of direct labor and third-party vendor costs associated with creating the software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred) and the post-implementation/operation stage (all costs are expensed as incurred). Costs capitalized in the application development stage include costs related to the design and implementation of the selected software components, software build and configuration infrastructure, and software interfaces. Capitalization of costs requires judgment in determining when a project has reached the application development stage, the proportion of time spent in the application development stage, and the period over which we expect to benefit from the use of that software. For the three months ended April 30, 2025 and 2024, capitalized internal-use software costs were $1.2 million and $1.1 million, respectively. For the nine months ended April 30, 2025 and 2024, capitalized internal-use software costs were $2.7 million in each period.. Capitalized internal use software costs are amortized once the software is placed in service on the straight-line method over the estimated useful life of the software, which is generally three years.

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

Allowance for Doubtful Accounts. We perform credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness, as determined by our review of our customers’ current credit information. Generally, we will require cash in advance or payment secured by irrevocable letters of credit before an order is accepted from an international customer that we do not do business with regularly. In addition, we seek to obtain insurance for certain domestic and international customers. We monitor billing events, collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. In light of ongoing tight credit market conditions and high interest rates, we continue to see requests from our customers for higher credit limits and longer payment terms. We have, on a limited basis, approved certain customer requests. Also, more recently, we experienced a significant increase in the overall level of contract assets (i.e., unbilled receivables) related to large, long-term contracts with certain U.S. government, domestic and international customers. We continue to monitor our accounts receivable credit portfolio. Except as discussed below, to-date, there has been no material changes in our billed accounts receivable credit portfolio as a result of the challenging business conditions. Although our overall credit losses have historically been within the allowances we established, we may not be able to accurately predict our future credit loss experience, given the current poor business environment. Measurement of credit losses requires consideration of historical loss experience, including the need to adjust for changing business conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Future changes to the estimated allowance for doubtful accounts could be material to our results of operations and financial condition.

As discussed in Part I. - Financial Information - Item 1. - Note (7) - Accounts Receivables, during the first quarter of fiscal 2025, we determined that an unbilled receivable contract asset in the amount of $18.6 million, related to an international customer and reseller of our troposcatter technologies, was at risk of not being invoiced or collected, principally due to the customer's near-term ability to secure certain opportunities in its pipeline. As a result and considering that we offered a price concession (i.e., variable consideration) to our customer in the first quarter of fiscal 2025, we reversed $1.6 million of cumulative revenue and associated unbilled receivable contract assets related to this transaction, and recorded a non-cash charge to fully reserve for the remaining $17.0 million unbilled receivable contract asset within our allowance for doubtful accounts.

As also discussed in Part I. - Financial Information - Item 1. - Note (7) - Accounts Receivables, in December 2024, we received a notice from our prime contractor to stop work associated with a next-generation troposcatter terminal contract with the U.S. Marine Corps as the end customer. We remain under a stop work order and believe our customer may be considering a termination of the contract, in whole or in part. As of April 30, 2025, our billed and unbilled receivables related to the U.S. Marine Corps contract approximate $13.9 million and could be at risk of not being collected. Future results of operations related to our troposcatter solutions product line depend, in part, on the nature, timing and amount associated with resolving this matter.

Index
Derivative Instruments and Warrant Liabilities. We evaluate our financial instruments, including our Credit Facility, Amended Subordinated Credit Facility, Convertible Preferred Stock and warrants to issue our common stock pursuant to the terms of such instruments, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Such evaluation considers a qualitative and quantitative assessment of whether the host instrument is more debt or equity-like, and if embedded derivatives should be bifurcated from the host instrument and/or combined for accounting purposes. For derivatives that are accounted for as liabilities, the derivative is initially recorded at its estimated fair value and is then re-valued at each reporting date, with changes in its estimated fair value reported in our Condensed Consolidated Financial Statements. To estimate such fair values, with the assistance of a third party valuation expert, we primarily use Monte Carlo simulation models, on a with and without basis, or Black-Scholes option pricing models, each adjusted for instrument-specific terms. Due to the nature of our derivative instruments and warrant liabilities, we must use Level 3 inputs for estimating fair value, which are unobservable inputs developed using the best available information under the circumstances. Level 3 inputs are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect our assumptions related to how market participants would use similar inputs to price the asset or liability. Accordingly, our estimates and assumptions could prove to be inaccurate. Also, changes in such estimates and assumptions from period to period could be material to our results of operations and financial condition. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (5) – Fair Value Measurements and Financial Instruments for further information.

Fiscal 2025: Third Quarter Results and Business Outlook

Financial results for the third quarter of fiscal 2025 include:

•Consolidated net sales were $126.8 million, compared to $126.6 million in the second quarter of fiscal 2025 and $128.1 million in the third quarter of fiscal 2024;

•Gross margin was 30.7%, compared to 26.7% in our second quarter of fiscal 2025 and 30.4% in our third quarter of fiscal 2024;

•GAAP net loss attributable to common stockholders was $14.5 million and included, among other things: $5.0 million of intangible asset amortization, $4.3 million of restructuring costs and $1.2 million of amortization of stock-based compensation;

•GAAP EPS net loss of $0.49 and Non-GAAP EPS net loss of $0.18;

•Adjusted EBITDA (a Non-GAAP financial measure discussed below) of $12.6 million, or 9.9% of consolidated net sales, compared to an Adjusted EBITDA of $2.9 million, or 2.3% of consolidated net sales, for the second quarter of fiscal 2025 and Adjusted EBITDA of $11.9 million, or 9.3% of consolidated net sales, for the third quarter of fiscal 2024;

•Bookings (also referred to as orders) of $71.0 million, representing a quarterly book-to-bill ratio of 0.56x (a measure defined as bookings divided by net sales); bookings in the more recent quarter reflect a $36.4 million debooking related to the low margin U.S. Army GFSR contract that was protested by and ultimately awarded to the incumbent in May 2025 (see below for additional information); gross bookings for the quarter, excluding such debooking, were $107.4 million, representing a quarterly book-to-bill ratio of 0.85x;

•Backlog of $708.1 million as of April 30, 2025, compared to $798.9 million as of July 31, 2024 and $653.4 million as of April 30, 2024;

•Revenue visibility of approximately $1.2 billion. We measure this revenue visibility as the sum of our $708.1 million of funded backlog, plus the total unfunded value of certain multi-year contracts that we have received and from which we expect future orders; and

•Cash flows provided by operating activities were $2.3 million. Excluding $7.0 million in aggregate payments for restructuring costs, including severance, CEO transition costs and third party professional fees related to the modification of the Amended Subordinated Credit Facility on March 3, 2025, cash flows provided by operating activities during the more recent quarter would have been $9.3 million.

Non-GAAP financial measures discussed above are reconciled to the most directly comparable GAAP financial measures in the table included in the below section “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended April 30, 2025 and 2024” and “Comparison of the Results of Operations for the Nine Months Ended April 30, 2025 and 2024.”

Index

Other Key Business Developments and Updates

Satellite and Space Communications

Our Satellite and Space Communications segment continues to focus on addressing performance, thoughtfully evaluating the product portfolio and implementing initiatives to improve margins and cash flow generation.

In September 2023, we were awarded a large, multi-year GFSR contract by the U.S. Army, with a total potential value of $544.0 million. The incumbent protested the award of the contract to Comtech several times and we learned on March 12, 2025 that the Government Accountability Office (“GAO”) upheld the most recent protest by the incumbent. In April 2025, we were informed by our customer that it would implement the GAO’s recommendation to reevaluate proposals and make a new award decision. On May 20, 2025, we were informed by the U.S. Army that it awarded the GFSR contract to the incumbent. As a result, we removed all orders associated with the GFSR contract from our backlog as of April 30, 2025.

During the third quarter of fiscal 2025, we were awarded:

•$8.5 million in aggregate orders from three commercial customers for our high-power amplifiers and frequency converters for use in airborne related applications;

•incremental funding of approximately $6.8 million for continued, ongoing training and support of complex cybersecurity operations for U.S. government customers;

•additional funding of approximately $5.8 million from a major U.S. prime contractor in support of NASA's Orion Production and Operations Contract ("OPOC"), or commonly known as the Artemis project;

•approximately $5.0 million in funded orders from a long-time international customer for the procurement of ongoing maintenance and support services related to long range missile and rocket launch tracking systems; and

•in excess of $3.6 million in funded orders calling for the supply of Very Small Aperture Terminal (“VSAT”) equipment and related services for the U.S. Army (in November 2024, the follow-on contract referred to as VSAT IV was not awarded to Comtech; a decision reaffirmed by the U.S. Army on March 12, 2025; we do not plan any further challenges to the award).

As it relates to our troposcatter product line, throughout most of fiscal 2024, we experienced elevated levels of receivables due to the timing of our performance and billings/collections related to certain large U.S. government and international customer contracts. During principally the first half of fiscal 2025, we maintained deliveries of next-generation troposcatter terminals related to our U.S. Marine Corps and U.S. Army contracts, contributing to a meaningful reduction of our consolidated unbilled receivables. In December 2024, however, we received a notice from our prime contractor to stop work associated with the U.S. Marine Corps contract. We remain under a stop work order and believe the end customer may be considering a termination of the contract, in whole or in part. As of April 30, 2025, our billed and unbilled receivables related to the U.S. Marine Corps contract approximate $13.9 million and could be at risk of not being collected. Future results of operations related to our troposcatter solutions product line depend, in part, on the nature, timing and amount associated with resolving this matter.

Terrestrial and Wireless Networks

With strategic wins in the U.S., Canada and Australia, we believe Comtech's position as a trusted leader in 911, NG-911 and public safety applications positions us increasingly well when it comes to delivering similarly sophisticated solutions for other types of emergencies. New emergency requesting devices, such as "wearables," vehicles, smart speakers and AI capable cameras, and new delivery methods, such as through satellite networks, are expected to drive innovation and growth within the public safety market over time.

During the third quarter of fiscal 2025, we were pleased to have been awarded the following:

•a new next-generation 911 (“NG-911”) contract with a state in the Southeastern region of the U.S., valued in excess of $27.0 million over its initial 5-year term;

•various funded orders, aggregating $9.0 million, primarily for wireless location-based messaging services;

Index
•over $2.5 million of initial funding from a new international customer for our location-based messaging services;

•more than $2.5 million of incremental funding from an existing NG-911 state customer in the Midwestern region of the U.S.;

•various funded orders, aggregating $1.4 million, primarily for location and maintenance and support services for another large wireless carrier in the U.S.; and

•additional funding from a Mid-Atlantic state for ancillary network and call handling services.

Additionally, we are nearing the completion of the development of our latest NG-911 call handling solution, which features a new architecture leveraging cloud and AI capabilities and designed to serve first responders in the U.S., Canada and Australia even better. We anticipate launching our revolutionary new product at this year's upcoming National Emergency Number Association ("NENA") conference.

Unallocated and Other Matters, Including an Update on Comtech's Improved Capital Structure

On March 3, 2025, we entered into the Second Amendment to the Credit Facility which, among other things: (i) waived all defaults under the Credit Facility, specifically in connection with our Net Leverage Ratio and Fixed Charge Coverage Ratio covenants as of January 31, 2025; (ii) decreased the interest rate margins applicable to the Term Loan from 12.00% per annum to 9.50% per annum for Base Rate Loans and from 13.00% per annum to 10.50% per annum for SOFR Loans; (iii) permitted the incurrence of an additional $40.0 million of total unsecured subordinated debt (as described below); (iv) suspended testing of the Net Leverage Ratio and the Fixed Charge Coverage Ratio covenants until October 31, 2025; (v) suspended our ability to pay interest in-kind until after the interest rate margins are tested based on net leverage ratios; (vi) permitted partial principal repayments of $27.3 million and $9.1 million on the Term Loan and Revolving Loan, respectively, and waived the prepayment fees that would have been payable under the Credit Facility with regard to such repayments; (vii) permanently reduced commitments under the Revolving Loan Facility by $3.2 million and provided the lenders a consent right with respect to Revolver Loan borrowings above $29.3 million; (viii) reduced the minimum quarterly average liquidity requirement from $20.0 million to $17.5 million; and (ix) provided the lenders the right to appoint an independent director to our Board of Directors after May 31, 2025. As a result of this amendment, there are no ongoing events of default under the Credit Facility.

On March 3, 2025, we entered into an amendment to the Subordinated Credit Agreement (“Amended Subordinated Credit Facility”) which, in addition to providing incremental aggregate principal of $40.0 million, waived all defaults under the Subordinated Credit Agreement, specifically in connection with our Net Leverage Ratio and Fixed Charge Coverage Ratio covenants as of January 31, 2025, and suspends testing of the Net Leverage Ratio and the Fixed Charge Coverage Ratio covenants under the Subordinated Credit Agreement until October 31, 2025. The net proceeds of the Amended Subordinated Credit Facility were principally used to repay a portion of the Term Loan and Revolving Loan on March 3, 2025 (as discussed above), fund our general working capital needs and enable us to negotiate the Second Amendment to the Credit Facility, including the waiver of existing defaults, as discussed above.

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

Collectively, we believe these actions provide us with enhanced financial flexibility, as we continue to transform our Company and pursue strategic alternatives. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (10) - Credit Facility, Note (11) - Amended Subordinated Credit Facility, and Note (18) - Convertible Preferred Stock for further information.

Index
Business Outlook
During the third quarter of fiscal 2025, business conditions continued to be challenging, and the operating environment remains largely unpredictable, due to many factors including, but not limited to: uncertainties related to our recently announced transformation strategy and associated actions we may take; uncertainties related to our ability to operate as a going concern; fluctuations in interest rates; inflationary pressures, including those related to actual or potential tariffs imposed directly or indirectly on our supply chain; continuing resolutions associated with the U.S. Federal budget, as well as reduced or eliminated spending by the U.S. government as a result of the formation of the Department of Government Efficiency (the "DOGE"); uncertainties related to the U.S. congressional bill referred to as "H.R. 1" or the "One Big Beautiful Bill Act;" repercussions of military conflicts in Russia, Ukraine and the Middle East; and a potential global recession. Order and production delays, contract protests and/or terminations, delayed cash collections from customers, disruptions in component availability and/or quality, increased pricing both for labor and parts, lower levels of factory utilization and higher logistics and operational costs resulting from such conditions have or could impact our business as well. In light of these business conditions and resulting challenges, we anticipate variability from time to time as we move through our transformation strategy. Accordingly, we are not providing forward-looking guidance on a GAAP or Non-GAAP basis.

Additional information related to our Business Outlook for Fiscal 2025 and a definition and explanation of Adjusted EBITDA is included in the below section Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended April 30, 2025 and 2024 and Comparison of the Results of Operations for the Nine Months Ended April 30, 2025 and 2024.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2025 AND 2024

Net Sales. Consolidated net sales were $126.8 million and $128.1 million for the three months ended April 30, 2025 and 2024, respectively, representing a decrease of $1.3 million, or 1.0%. The period-over-period decrease reflects lower net sales in our Satellite and Space Communications segment, offset in part by higher sales in our Terrestrial and Wireless segment, as further discussed below.

Satellite and Space Communications
Net sales in our Satellite and Space Communications segment were $67.6 million for the three months ended April 30, 2025 as compared to $71.4 million for the three months ended April 30, 2024, a decrease of $3.8 million, or 5.3%. Related segment net sales for the three months ended April 30, 2025 primarily reflect lower net sales of our troposcatter solutions to the U.S. Marine Corps and U.S. Army as those two contracts wind down, offset in part by higher net sales of our SATCOM solutions (including VSAT and similar equipment sales to the U.S. Army and satellite ground infrastructure solutions). Our Satellite and Space Communications segment represented 53.3% of consolidated net sales for the three months ended April 30, 2025, as compared to 55.8% for the three months ended April 30, 2024. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the three months ended April 30, 2025 was 0.26x. Excluding the $36.4 million debooking associated with the U.S. Army GFSR contract (see Fiscal 2025: Third Quarter Results and Business Outlook above for further information), our book-to-bill ratio in this segment for the third quarter of fiscal 2025 was 0.80x.

Terrestrial and Wireless Networks
Net sales in our Terrestrial and Wireless Networks segment were $59.2 million for the three months ended April 30, 2025, as compared to $56.6 million for the three months ended April 30, 2024, an increase of $2.6 million, or 4.6%. Related segment net sales for the three months ended April 30, 2025 primarily reflect higher net sales of our next-generation 911 ("NG-911") services and location based solutions, offset in part by lower net sales of our call handling solutions. Our Terrestrial and Wireless Networks segment represented 46.7% of consolidated net sales for the three months ended April 30, 2025 as compared to 44.2% for the three months ended April 30, 2024. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the three months ended April 30, 2025 was 0.91x.

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

Index

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the three months ended April 30, 2025 and 2024 are as follows:

	Three months ended April 30,
	2025	2024	2025	2024	2025	2024
	Satellite and Space Communications		Terrestrial and Wireless Networks		Consolidated
U.S. government	47.1%	60.9%	1.1%	1.0%	25.6%	34.4%
Domestic	14.9%	16.2%	92.2%	88.3%	51.0%	48.1%
Total U.S.	62.0%	77.1%	93.3%	89.3%	76.6%	82.5%

International	38.0%	22.9%	6.7%	10.7%	23.4%	17.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. For the three months ended April 30, 2025 and 2024, except for the U.S. government, there were no customers that represented 10% or more of consolidated net sales. International sales for the three months ended April 30, 2025 and 2024 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $29.7 million and $22.4 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented 10% or more of consolidated net sales for the three months ended April 30, 2025 and 2024.

Gross Profit. Gross profit was $38.9 million and $39.0 million for the three months ended April 30, 2025 and 2024, respectively. Gross profit, as a percentage of consolidated net sales, for the three months ended April 30, 2025 was 30.7% as compared to 30.4% for the three months ended April 30, 2024. Our gross profit (both in dollars and as a percentage of consolidated net sales) primarily reflects a higher percentage of our consolidated net sales generated by our Terrestrial and Wireless Networks segment, as well as product mix changes within each segment, as discussed above. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Satellite and Space Communications segment's gross profit, in dollars and as a percentage of related segment net sales, for the three months ended April 30, 2025 decreased in comparison to the three months ended April 30, 2024. The gross profit in the more recent period reflects changes in products and services mix, as discussed above. In particular, net sales for the third quarter of fiscal 2025, as compared to the prior year period, included an increase in low margin VSAT and similar equipment sales to the U.S. Army.

Our Terrestrial and Wireless Networks segment's gross profit, in dollars and as a percentage of related segment net sales, for the three months ended April 30, 2025 increased in comparison to the three months ended April 30, 2024. The gross profit percentage in the more recent period reflects changes in products and services mix, as discussed above. In particular, net sales for the third quarter of fiscal 2025 included over $3.0 million of incremental NG-911 services revenue due to reaching an agreement with a statewide customer to retroactively invoice for certain recurring services provided in the past. Given the cumulative catch up nature of this revenue, we do not anticipate similar adjustments for this customer in the future.

Included in consolidated cost of sales for the three months ended April 30, 2025 and 2024 are provisions for excess and obsolete inventory of $1.0 million and $0.8 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends.

Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast. Our consolidated gross profit, as a percentage of consolidated net sales, may also be impacted by the timing and outcome of actions we may take related to our transformation strategy.

Index
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $30.2 million and $28.7 million for the three months ended April 30, 2025 and 2024, respectively. As a percentage of consolidated net sales, selling, general and administrative expenses were 23.8% and 22.4% for the three months ended April 30, 2025 and 2024, respectively.

During the three months ended April 30, 2025 and 2024, we incurred $4.3 million and $2.8 million, respectively, of restructuring costs primarily to streamline our operations and improve efficiency (including costs related to legal and professional fees associated with our pursuit of strategic alternatives, the wind down of our steerable antenna product line in the U.K. and severance costs). Excluding restructuring costs, selling, general and administrative expenses for the three months ended April 30, 2025 and 2024 would have been $25.9 million, or 20.4%, and $27.3 million, or 20.0%, respectively.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $1.0 million in the three months ended April 30, 2025, as compared to $0.3 million in the three months ended April 30, 2024. The prior year period reflects forfeitures of stock-based awards related to a former CEO. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Research and Development Expenses. Research and development expenses were $4.4 million and $5.7 million for the three months ended April 30, 2025 and 2024, respectively. As a percentage of consolidated net sales, research and development expenses were 3.5% and 4.5% for the three months ended April 30, 2025 and 2024, respectively.

For the three months ended April 30, 2025 and 2024, research and development expenses of $1.4 million and $3.0 million, respectively, related to our Satellite and Space Communications segment, and $2.9 million and $2.7 million, respectively, related to our Terrestrial and Wireless Networks segment. The remaining research and development expenses in each period related to the amortization of stock-based compensation expense and were nominal. Lower consolidated research and development expenses reflect our prioritization of resources across various programs.

During the three months ended April 30, 2024, we incurred $0.9 million of strategic emerging technology costs in our Satellite and Space Communications segment for next-generation satellite technology to advance our solutions offerings to be used with new broadband satellite constellations. As a result of decision to cease operations related to our steerable antenna product line in the U.K., we do not expect to incur similar strategic emerging technology costs in the future.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended April 30, 2025 and 2024, customers reimbursed us $5.9 million and $5.7 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales.

In addition to increases in customer-funded research and development activities in recent years, during the three months ended April 30, 2025 and 2024, we also experienced an increase in engineering efforts related to cost to fulfill contract assets and internal use software, for which we capitalized $2.0 million and $1.9 million, respectively. As a result of these trends, a more focused prioritization of resources across various programs and the impact of prior reductions in force, our research and development expenses for financial reporting purposes significantly decreased more recently as compared to historical periods.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives for the three months ended April 30, 2025 was $5.0 million (of which $1.4 million was for the Satellite and Space Communications segment and $3.6 million was for the Terrestrial and Wireless Networks segment) compared to $5.3 million (of which $1.7 million was for the Satellite and Space Communications segment and $3.6 million was for the Terrestrial and Wireless Networks segment) in the three months ended April 30, 2024. The decrease in our Satellite and Space Communications segment's amortization during the more recent quarter reflects the impact of our decision to wind down our steerable antenna product line in the U.K.

Index
CEO Transition Costs. During the three months ended April 30, 2025 and 2024, we recorded $0.8 million and $2.5 million, respectively, of Unallocated expenses associated with our CEO transition-related activities.

Loss on Business Divestiture, Net. On November 7, 2023, we completed the PST Divestiture and recorded an estimated gain of $2.2 million in our Unallocated segment in the second quarter of fiscal 2024. Such estimated gain included a $1.0 million receivable for an amount held in escrow relating to the closing date net working capital. During our third quarter of fiscal 2024, the closing date net working capital was finalized, and we received $0.8 million of the $1.0 million held in escrow. As a result, we recognized a $0.2 million reduction to the estimated gain, resulting in a revised estimated gain on business divestiture, net of $2.0 million for the nine months ended April 30, 2024.

Operating Income (Loss). Operating loss for the three months ended April 30, 2025 and 2024 was $1.5 million and $3.5 million, respectively. Operating income (loss) by reportable segment is shown in the table below:

	Three months ended April 30,
	2025	2024	2025	2024	2025	2024	2025	2024
($ in millions)	Satellite and Space Communications		Terrestrial and Wireless Networks		Unallocated		Consolidated
Operating income (loss)	$2.7	2.8	8.4	5.7	(12.6)	(12.0)	$(1.5)	(3.5)
Percentage of related net sales	4.0%	3.9%	14.1%	10.1%	NA	NA	NA	NA

Our GAAP operating loss of $1.5 million for the three months ended April 30, 2025 reflects: (i) $5.0 million of amortization of intangibles; (ii) $4.3 million of restructuring costs (of which $0.9 million and $3.4 million related to our Satellite and Space Communications and Unallocated segments, respectively); (iii) $1.2 million of amortization of stock-based compensation; and (iv) $0.8 million of CEO transition costs, as discussed above. Excluding such items, our consolidated operating income for the three months ended April 30, 2025 would have been $9.9 million, or 7.8% of consolidated net sales.

Our GAAP operating loss of $3.5 million for the three months ended April 30, 2024 reflects: (i) $5.3 million of amortization of intangibles; (ii) $2.8 million of restructuring costs (of which $0.6 million and $2.2 million related to our Satellite and Space `Communications and Unallocated segments, respectively); (iii) $2.5 million of CEO transition costs; (iv) $0.4 million of amortization of stock-based compensation; (v) $0.9 million of strategic emerging technology costs; (vi) $0.2 million of amortization of cost to fulfill assets, and (vii) a $0.2 million reduction to estimated gain on the PST Divestiture, as discussed above. Excluding such items, our consolidated operating income for the three months ended April 30, 2024 would have been $8.8 million, or 6.9% of consolidated net sales.

The increase, excluding the above items, from $8.8 million of operating income to $9.9 million of operating income for the more recent period primarily reflects lower selling, general and administrative expenses, as discussed above. Operating income (loss) by reportable segment is further discussed below.

The decrease in our Satellite and Space Communications segment operating income for the three months ended April 30, 2025 primarily reflects lower net sales and gross profit, both in dollars and as a percentage of related segment net sales, offset in part by lower selling, general and administrative expenses (due to cost reduction actions), research and development expenses and amortization of intangibles, as discussed above.

The increase in our Terrestrial and Wireless Networks segment operating income, both in dollars and as a percentage of the related segment net sales, for the three months ended April 30, 2025 primarily reflects higher net sales and gross profit, both in dollars and as a percentage of related segment net sales, offset in part by higher selling, general and administrative expenses and research and development expenses, as discussed above.

Excluding the impact of CEO transition costs, the reduction to the gain on the PST Divestiture and its respective portion of restructuring charges in each period, Unallocated expenses for the three months ended April 30, 2025 would have been $8.4 million, as compared to $7.1 million for the three months ended April 30, 2024. The increase in Unallocated expenses, excluding such items, was primarily due to higher selling, general and administrative expenses (including stock based compensation), as discussed above.

Index
Interest Expense and Other. Interest expense was $12.9 million and $5.1 million for the three months ended April 30, 2025 and 2024, respectively. The increase during the more recent period is primarily due to: accreted interest and the immediate expensing of financing fees related to the first amendment to our Subordinated Credit Facility; higher interest rates and fees and average debt balance outstanding during the more recent period related to our Credit Facility; and amortization of deferred financing costs and debt discounts related to both facilities, as discussed further in Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (10) - Credit Facility and Note (11) - Amended Subordinated Credit Facility. Our effective interest rate (including amortization of deferred financing costs and debt discount) in the three months ended April 30, 2025 was approximately 28.5%, as compared to 12.3% in the prior year period. Our current cash borrowing rate (which excludes the amortization of deferred financing costs) under our Credit Facility approximates 14.2%, which reflects the benefit of the March 3, 2025 waiver and amendment to the Credit Facility, as compared to 9.4% in the corresponding prior year period.

Interest (Income) and Other. Interest (income) and other for both the three months ended April 30, 2025 and 2024 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Write-off of Deferred Financing Costs and Debt Discounts. In connection with the March 3, 2025 amendments to the Credit Facility and Amended Subordinated Credit Facility, and in particular the prepayment of Term Loan principal and reduced commitments under the Credit Facility, $3.5 million of deferred financing fees and debt discounts were immediately expensed during the three months ended April 30, 2025.

Change in Fair Value of Warrants and Derivatives. During the three months ended April 30, 2025 and 2024, we recorded a non-cash benefit of $49.5 million and $6.4 million, respectively, due to the remeasurement of warrants and derivatives related to our Credit Facility, Amended Subordinated Credit Facility and Convertible Preferred Stock. The remeasurement and resulting non-cash benefit for the three months ended April 30, 2025 primarily reflects a decrease in the estimated probability of events that could result in additional and/or accelerated payments to holders of our Convertible Preferred Stock. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (10) - Credit Facility, Note (11) - Amended Subordinated Credit Facility and Note (18) - Convertible Preferred Stock for more information.

Benefit from Income Taxes. For the three months ended April 30, 2025 and 2024, we recorded a tax benefit of $1.8 million and $5.4 million, respectively. Our effective tax rate (excluding discrete tax items) for the three months ended April 30, 2025 and 2024 was (0.05)% and 2.0%, respectively. The change in rate from 2.0% to (0.05)% is primarily due to changes in expected product and geographic mix and not providing for tax benefits on U.S. deferred tax assets in the more recent period.

For purposes of determining our (0.05)% estimated annual effective tax rate for fiscal 2025, the impairment of long-lived assets, including goodwill, the change in fair value of warrants and derivatives, proxy solicitation costs and CEO transition costs are considered significant, unusual or infrequently occurring discrete tax items and are excluded from the computation of our effective tax rate.

During the three months ended April 30, 2025 and 2024, we recorded a net discrete tax benefit of $0.5 million and $0.8 million, respectively. The benefit for each period was primarily related to the reversal of tax contingencies no longer required due to the expiration of applicable statute of limitations and the deductible portion of CEO transition costs.

Our U.S. federal income tax returns for fiscal 2022 through 2024 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2020 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Loss Attributable to Common Stockholders. During the three months ended April 30, 2025 and 2024, consolidated net loss attributable to common stockholders was $14.5 million and $1.0 million, respectively. In addition to those items discussed above, during the three months ended April 30, 2025, we recorded $48.4 million of net dividends related to our Convertible Preferred Stock, and during the three months ended April 30, 2024, we recorded $3.8 million of net dividends related to our Convertible Preferred Stock and $0.1 million of Convertible Preferred Stock issuance costs.

Index
Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the three months ended April 30, 2025 and 2024 are shown in the table below (numbers in the table may not foot due to rounding):

	Three months ended April 30,
	2025	2024	2025	2024	2025	2024	2025	2024
($ in millions)	Satellite and Space Communications		Terrestrial and Wireless Networks		Unallocated		Consolidated
Net income (loss)	$2.9	1.8	8.6	5.3	22.4	(4.3)	$33.9	2.8
Provision for (benefit from) income taxes	—	—	—	0.3	(1.9)	(5.7)	(1.8)	(5.4)
Interest expense	—	0.9	—	—	12.9	4.3	12.9	5.1
Interest (income) and other	(0.2)	0.1	(0.3)	0.2	—	0.1	(0.5)	0.4
Write-off of deferred financing costs and debt discounts	—	—	—	—	3.5	—	3.5	—
Change in fair value of warrants and derivatives	—	—	—	—	(49.5)	(6.4)	(49.5)	(6.4)
Amortization of stock-based compensation	—	—	—	—	1.2	0.4	1.2	0.4
Amortization of intangibles	1.4	1.7	3.6	3.6	—	—	5.0	5.3
Depreciation	0.7	1.0	1.9	2.0	0.1	0.1	2.7	3.1
Amortization of cost to fulfill assets	—	0.2	—	—	—	—	—	0.2
Restructuring costs (non-inventory related)	0.9	0.6	—	—	3.4	2.2	4.3	2.8
Strategic emerging technology costs	—	0.9	—	—	—	—	—	0.9
CEO transition costs	—	—	—	—	0.8	2.5	0.8	2.5
Loss on business divestiture, net	—	—	—	—	—	0.2	—	0.2
Adjusted EBITDA	$5.7	7.2	13.9	11.3	(7.0)	(6.6)	$12.6	11.9
Percentage of related net sales	8.4%	10.1%	23.5%	20.0%	NA	NA	9.9%	9.3%

The increase in consolidated Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, for the three months ended April 30, 2025 as compared to the three months ended April 30, 2024 reflects lower selling, general and administrative expenses and research and development expenses, as discussed above.

The decrease in our Satellite and Space Communications segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, reflects lower net sales and gross profit (both in dollars and as a percentage of related segment net sales), offset in part by lower selling, general and administrative expenses (due to cost reduction actions) and research and development expenses, as discussed above.

The increase in our Terrestrial and Wireless Networks segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, reflects higher net sales and gross profit (both in dollars and as a percentage of related segment net sales), offset in part by higher selling, general and administrative expenses and research and development expenses, as discussed above.

Index
A reconciliation of our fiscal 2024 GAAP Net Loss to Adjusted EBITDA is shown in the table below (numbers in the table may not foot due to rounding):

($ in millions)	Fiscal Year 2024
Reconciliation of GAAP Net Loss to Adjusted EBITDA:
Net loss	$(100.0)
Benefit from income taxes	(0.3)
Interest expense	22.2
Interest (income) and other	0.7
Write-off of deferred financing costs and debt discounts	1.8
Change in fair value of warrants and derivatives	(4.3)
Amortization of stock-based compensation	6.1
Amortization of intangibles	21.2
Depreciation	12.2
Impairment of long-lived assets, including goodwill	64.5
Amortization of cost to fulfill assets	1.0
Restructuring costs	12.5
Strategic emerging technology costs	4.1
CEO transition costs	2.9
Loss on PST Divestiture	1.2
Adjusted EBITDA	$45.7

Our Adjusted EBITDA is a Non-GAAP measure that represents earnings (loss) before interest, income taxes, depreciation, amortization of intangibles, impairment of long-lived assets, including goodwill, amortization of cost to fulfill assets, amortization of stock-based compensation, CEO transition costs, change in fair value of warrants and derivatives, proxy solicitation costs, restructuring costs (non-inventory related), strategic emerging technology costs (for next-generation satellite technology) and write-off of deferred financing costs and debt discounts, and in the recent past, acquisition plan expenses, change in fair value of the convertible preferred stock purchase option liability, COVID-19 related costs, facility exit costs, strategic alternatives expenses and other and loss on business divestiture. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Although closely aligned, our definition of Adjusted EBITDA is different than EBITDA (as such term is defined in our Credit Facility and Amended Subordinated Credit Facility) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is also a measure frequently requested by our investors and analysts. We believe that investors and analysts may use Adjusted EBITDA, along with other information contained in our SEC filings, including GAAP measures, in assessing our performance and comparability of our results with other companies. Our Non-GAAP measures reflect the GAAP measures as reported, adjusted for certain items as described herein and also excludes the effects of our outstanding convertible preferred stock.

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

Index
Reconciliations of our GAAP consolidated operating income (loss), net income (loss) attributable to common stockholders and net income (loss) per diluted common share to the corresponding Non-GAAP measures are shown in the tables below (numbers and per share amounts in the tables may not foot due to rounding). Non-GAAP net income (loss) attributable to common stockholders and non-GAAP net income (loss) per diluted common share reflect Non-GAAP provisions for income taxes based on year-to-date results, as adjusted for the Non-GAAP reconciling items included in the tables below. We evaluate our Non-GAAP effective income tax rate on an ongoing basis, and it can change from time to time. Our Non-GAAP effective income tax rate can differ materially from our GAAP effective income tax rate. In addition, due to the GAAP net loss for the period, Non-GAAP net income per diluted common share for the three months ended April 30, 2024 was computed using weighted average diluted shares outstanding of 28,936,000 during the period.

	Three months ended April 30, 2025
($ in millions, except for per share amount)	Operating (Loss) Income	Net Loss Attributable to Common Stockholders	Net Loss per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(1.5)	$(14.5)	$(0.49)
Adjustments to reflect redemption value of convertible preferred stock	—	48.4	1.65
Change in fair value of warrants and derivatives	—	(49.5)	(1.68)
Amortization of intangibles	5.0	4.8	0.16
Restructuring costs (non-inventory related)	4.3	4.1	0.14
Amortization of stock-based compensation	1.2	1.2	0.04
CEO transition costs	0.8	0.7	0.02
Net discrete tax benefit	—	(0.4)	(0.02)
Non-GAAP measures	$9.9	$(5.2)	$(0.18)

	Three months ended April 30, 2024
($ in millions, except for per share amount)	Operating (Loss) Income	Net (Loss) Income Attributable to Common Stockholders	Net (Loss) Income per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(3.5)	$(1.0)	$(0.04)
Adjustments to reflect redemption value of convertible preferred stock	—	3.8	0.13
Change in fair value of warrants and derivatives	—	(6.4)	(0.22)
Amortization of intangibles	5.3	4.1	0.14
Restructuring costs	2.8	2.1	0.07
CEO transition costs	2.5	1.9	0.07
Strategic emerging technology costs	0.9	0.7	0.02
Amortization of stock-based compensation	0.4	0.3	0.01
Amortization of costs to fulfill assets	0.2	0.2	0.01
Loss on business divestiture, net	0.2	0.2	0.01
Net discrete tax benefit	—	(0.2)	(0.01)
Non-GAAP measures	$8.8	$5.7	$0.20

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2025 AND 2024

Net Sales. Consolidated net sales were $369.2 million and $414.2 million for the nine months ended April 30, 2025 and 2024, respectively, representing a decrease of $45.0 million, or 10.9%. The period-over-period decrease reflects significantly lower net sales in our Satellite and Space Communications segment offset, in part, by higher net sales in our Terrestrial and Wireless Networks segment, as further discussed below.

Index
Satellite and Space Communications
Net sales in our Satellite and Space Communications segment were $200.2 million for the nine months ended April 30, 2025 as compared to $252.4 million for the nine months ended April 30, 2024, a significant decrease of $52.2 million, or 20.7%. Related segment net sales for the nine months ended April 30, 2025 primarily reflect lower net sales of our troposcatter solutions (in particular, next-generation troposcatter terminals to the U.S. Marine Corps and U.S. Army and COMET terminals to an international customer), high-power solid state amplifiers related to the PST Divestiture (which was completed in November 2023) and EEE space components and antennas (including those related to the CGC Divestiture initiated in our fourth quarter of fiscal 2024), offset in part by higher net sales of our SATCOM solutions (including VSAT and similar equipment sales to the U.S. Army and satellite ground infrastructure solutions). Our Satellite and Space Communications segment represented 54.2% of consolidated net sales for the nine months ended April 30, 2025, as compared to 60.9% for the nine months ended April 30, 2024. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the nine months ended April 30, 2025 was 0.62x. Excluding the $36.4 million debooking associated with the U.S. Army GFSR contract (see Fiscal 2025: Third Quarter Results and Business Outlook above for further information), our book-to-bill ratio in this segment for the nine months ended April 30, 2025 was 0.80x.

Terrestrial and Wireless Networks
Net sales in our Terrestrial and Wireless Networks segment were $168.9 million for the nine months ended April 30, 2025, as compared to $161.8 million for the nine months ended April 30, 2024, an increase of $7.1 million, or 4.4%. Related segment net sales for the nine months ended April 30, 2025 primarily reflect higher net sales of our NG-911 services and call handling solutions, offset in part by lower net sales of our location based solutions. Our Terrestrial and Wireless Networks segment represented 45.8% of consolidated net sales for the nine months ended April 30, 2025, as compared to 39.1% for the nine months ended April 30, 2024. Our book-to-bill ratio in this segment for the nine months ended April 30, 2025 was 0.92x.

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

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the nine months ended April 30, 2025 and 2024 are as follows:

	Nine months ended April 30,
	2025	2024	2025	2024	2025	2024
	Satellite and Space Communications		Terrestrial and Wireless Networks		Consolidated
U.S. government	58.1%	54.8%	1.1%	1.1%	32.0%	33.8%
Domestic	12.0%	14.4%	91.4%	89.0%	48.3%	43.5%
Total U.S.	70.1%	69.2%	92.5%	90.1%	80.3%	77.3%

International	29.9%	30.8%	7.5%	9.9%	19.7%	22.7%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the DoD, intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. For the nine months ended April 30, 2025 and 2024, except for the U.S. government, there were no customers that represented 10% or more of consolidated net sales. International sales for the nine months ended April 30, 2025 and 2024 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $72.6 million and $93.9 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented 10% or more of consolidated net sales for the nine months ended April 30, 2025 and 2024.

Index
Gross Profit. Gross profit was $87.2 million and $130.0 million for the nine months ended April 30, 2025 and 2024, respectively, a decrease of $42.8 million. Gross profit, as a percentage of consolidated net sales, for the nine months ended April 30, 2025 was 23.6% as compared to 31.4% for the nine months ended April 30, 2024. Our gross profit for the nine months ended April 30, 2025 (both in dollars and as a percentage of consolidated net sales) reflects: (i) overall product mix changes, as discussed above; (ii) a non-cash charge of $11.4 million related to the write down of certain inventories as a result of restructuring activities within our Satellite and Space Communications segment; (iii) higher expected costs at completion, as we advanced certain nonrecurring engineering related projects in our satellite ground infrastructure product line through development and toward production; (iv) late delivery penalties related to a Modular Transportable Transmission Systems (or "MTTS") troposcatter solutions order; and (v) the expensing of work in process inventory related to certain loss contracts in our satellite ground infrastructure product line. Excluding the non-cash inventory-related charge, our gross profit, as a percentage of consolidated net sales, for the nine months ended April 30, 2025 would have been 26.7%, a decrease from the 31.4% reported in the nine months ended April 30, 2024. Gross profit (both in dollars and as a percentage of consolidated net sales) in the nine months ended April 30, 2024 was influenced by a large, high margin sale of COMET terminals to an international customer, which did not repeat in the nine months ended April 30, 2025. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Satellite and Space Communications segment's gross profit, both in dollars and as a percentage of related segment net sales, for the nine months ended April 30, 2025 decreased significantly in comparison to the nine months ended April 30, 2024. The gross profit percentage in the more recent period reflects changes in products and services mix, as well as other segment related items, as discussed above.

Our Terrestrial and Wireless Networks segment's gross profit for the nine months ended April 30, 2025 increased and, as a percentage of related segment net sales, was comparable to the nine months ended April 30, 2024. The gross profit percentage in the more recent period reflects changes in products and services mix, as discussed above.

Included in consolidated cost of sales for the nine months ended April 30, 2025 and 2024 are provisions for excess and obsolete inventory of $14.5 million and $2.2 million, respectively. As discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Provisions for Excess and Obsolete Inventory, we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends. As discussed above and in Part I. - Financial Information - Item 1. - Note (8) - Inventories, in connection with our initiatives to transform our Company, during the nine months ended April 30, 2025, we recorded a non-cash charge of $11.4 million within Cost of Sales on our Condensed Consolidated Statement of Operations related to the write down of inventory associated with approximately 70 products within our satellite ground infrastructure product line that were discontinued. Such non-cash charge also included the write down of inventory associated with the CGC Divestiture that was no longer considered salable during the period.

Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast. Our consolidated gross profit, as a percentage of consolidated net sales, may also be impacted by the timing and outcome of actions we may take related to our transformation strategy.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $115.7 million and $91.7 million for the nine months ended April 30, 2025 and 2024, respectively. As a percentage of consolidated net sales, selling, general and administrative expenses were 31.3% and 22.1% for the nine months ended April 30, 2025 and 2024, respectively.

Index
During the first quarter of fiscal 2025, we determined that an unbilled receivable contract asset in the amount of $18.6 million, related to an international customer and reseller of our troposcatter technologies, was at risk of not being invoiced or collected, principally due to a change in the customer's near-term ability to secure certain opportunities in its pipeline. As a result and considering that we offered a price concession (i.e., variable consideration) to our customer in the first quarter of fiscal 2025, we reversed $1.6 million of cumulative revenue and associated unbilled receivable contract assets related to this transaction, and recorded a non-cash charge to fully reserve for the remaining $17.0 million unbilled receivable contract asset within our allowance for doubtful accounts. Also, during the nine months ended April 30, 2025 and 2024, we incurred $14.2 million million and $9.2 million of restructuring costs within selling, general and administrative expenses, respectively, primarily to streamline our operations and improve efficiency (including costs related to legal and professional fees associated with our pursuit of strategic alternatives, the wind down of our steerable antenna product line in the U.K. initiated in our fourth quarter of fiscal 2024 and severance costs). Excluding such provision for doubtful accounts and restructuring costs, selling, general and administrative expenses for the nine months ended April 30, 2025 and 2024 would have been $84.5 million, or 22.9% and $82.5 million or 19.9%, respectively, of consolidated net sales. The increase in our selling, general and administrative expenses, in dollars and as a percentage of consolidated net sales, excluding such items is primarily due to significantly lower consolidated net sales and higher legal and professional fees and cash-based incentive compensation, offset in part by lower stock-based compensation, as discussed below.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $2.0 million in the nine months ended April 30, 2025, as compared to $4.5 million in the nine months ended April 30, 2024. During the nine months ended April 30, 2025, we reversed a portion of our stock-based compensation expense related to performance shares due to lower-than-estimated achievement of fiscal 2022 performance share goals. Stock-based compensation expense for the more recent period also reflects the forfeiture of awards related to our former Chief Operating Officer and former Chief Executive Officer, whose employment were both terminated during the more recent period. Additionally, with respect to stock-based compensation expense reported in the prior year period, we had determined to settle fiscal 2024 non-equity annual incentive awards accrued during such period with stock-based awards in lieu of cash. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Research and Development Expenses. Research and development expenses were $12.5 million and $20.4 million for the nine months ended April 30, 2025 and 2024, respectively, representing a decrease of $7.9 million, or 38.8%. As a percentage of consolidated net sales, research and development expenses were 3.4% and 4.9% for the nine months ended April 30, 2025 and 2024, respectively.

For the nine months ended April 30, 2025 and 2024, research and development expenses of $3.8 million and $12.0 million, respectively, related to our Satellite and Space Communications segment and $8.5 million and $8.1 million, respectively, related to our Terrestrial and Wireless Networks segment. The remaining research and development expenses of $0.2 million and $0.3 million in the nine months ended April 30, 2025 and 2024, respectively, related to the amortization of stock-based compensation expense. Lower research and development expenses reflect our prioritization of resources across various programs.

During the nine months ended April 30, 2025 and 2024, we incurred $0.3 million and $3.2 million, respectively, of strategic emerging technology costs in our Satellite and Space Communications segment for next-generation satellite technology to advance our solutions offerings to be used with new broadband satellite constellations. As a result of our decision to cease operations related to our steerable antenna product line in the U.K., we do not expect to incur similar strategic emerging technology costs in the future.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the nine months ended April 30, 2025 and 2024, customers reimbursed us $12.1 million and $12.2 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

In addition to increases in customer-funded research and development activities in recent years, during the nine months ended April 30, 2025 and 2024, we also experienced an increase in engineering efforts related to cost to fulfill contract assets and internal use software, for which we capitalized $5.4 million and $4.8 million, respectively. As a result of these trends, a more focused prioritization of resources across various programs and the impact of prior reductions in force announced in fiscal 2023, our research and development expenses for financial reporting purposes has significantly decreased more recently as compared to historical periods.

Index
Amortization of Intangibles. Amortization relating to intangible assets with finite lives for the nine months ended April 30, 2025 and 2024 was $16.7 million (of which $5.8 million was for the Satellite and Space Communications segment and $10.9 million was for the Terrestrial and Wireless Networks segment) compared to $15.9 million (of which $5.0 million was for the Satellite and Space Communications segment and $10.9 million was for the Terrestrial and Wireless Networks segment), respectively. The increase in our Satellite and Space Communications segment's amortization during the more recent period reflects the impact of our decision to wind down our steerable antenna product line in the U.K.

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

Proxy Solicitation Costs. During nine months ended April 30, 2025, we incurred $2.7 million of proxy solicitation costs (including legal and advisory fees) in our Unallocated segment as a result of a now-settled proxy contest. There were no similar costs in the prior year.

CEO Transition Costs. During the nine months ended April 30, 2025 and 2024, we recorded $1.1 million and $2.5 million, respectively, related to CEO transition costs. Such Unallocated expenses primarily represent legal expenses related to a former CEO, severance related to another former CEO, third party CEO search firm expenses and expense related to a sign-on bonus for our current CEO.

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

Operating (Loss) Income. Operating loss for the nine months ended April 30, 2025 was $141.0 million, as compared to operating income of $1.6 million for the nine months ended April 30, 2024. Operating (loss) income by reportable segment is shown in the table below:

	Nine months ended April 30,
	2025	2024	2025	2024	2025	2024	2025	2024
($ in millions)	Satellite and Space Communications		Terrestrial and Wireless Networks		Unallocated		Consolidated
Operating (loss) income	$(114.9)	14.8	17.0	17.9	(43.1)	(31.1)	$(141.0)	1.6
Percentage of related net sales	NA	5.8%	10.1%	11.1%	NA	NA	NA	0.4%

Our GAAP operating loss of $141.0 million for the nine months ended April 30, 2025 reflects: (i) a non-cash goodwill impairment charge of $79.6 million; (ii) $16.7 million of amortization of intangibles; (iii) $14.2 million of restructuring costs (of which $4.7 million, $0.1 million and $9.4 million related to our Satellite and Space Communications, Terrestrial and Wireless Networks and Unallocated segments, respectively); (iv) $2.7 million of proxy solicitation costs; (v) $2.5 million of amortization of stock-based compensation; (vi) $1.1 million of CEO transition costs; (vii) $0.3 million of strategic emerging technology costs; and (viii) $0.3 million of amortization of cost to fulfill assets, as discussed above. Excluding such items, our consolidated operating loss for the nine months ended April 30, 2025 would have been $23.7 million.

Index
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

The decrease, excluding the above items, from $36.3 million of operating income to $23.7 million of operating loss for the more recent period primarily reflects lower consolidated net sales and gross profit (both in dollars and as a percentage of consolidated net sales) and higher selling, general and administrative expenses, offset in part by lower research and development expenses, as discussed above. Operating income (loss) by reportable segment is further discussed below.

The decrease in our Satellite and Space Communications segment operating income for the nine months ended April 30, 2025 primarily reflects a non-cash goodwill impairment charge of $79.6 million, significantly lower net sales and gross profit, both in dollars and as a percentage of related segment net sales (including an $11.4 million non-cash charge related to the write down of certain inventory and impacts of the PST and CGC divestitures), higher selling, general and administrative expenses (driven by a $17.0 million non-cash charge related to an allowance for doubtful accounts) and higher amortization of intangibles, offset in part by lower research and development expenses, as discussed above.

The decrease in our Terrestrial and Wireless Networks segment operating income, both in dollars and as a percentage of the related segment net sales, for the nine months ended April 30, 2025 primarily reflects higher selling, general and administrative expenses and research and development expenses, offset in part by higher gross profit, as discussed above.

Excluding the net gain on the PST Divestiture and the impact of proxy solicitation costs, CEO transition costs and its respective portion of restructuring charges in each period, Unallocated expenses for the nine months ended April 30, 2025 would have been $29.9 million, as compared to $24.2 million for the nine months ended April 30, 2024. The increase in Unallocated expenses, excluding such items, was primarily due to higher selling, general and administrative expenses, as discussed above.

Interest Expense and Other. Interest expense was $33.4 million and $15.3 million for the nine months ended April 30, 2025 and 2024, respectively. The increase during the more recent period is primarily due to: higher interest rates and fees and average debt balance outstanding during the more recent period related to our Credit Facility; accreted interest and the immediate expensing of financing fees related to the first amendment to our Subordinated Credit Facility; and amortization of deferred financing costs and debt discounts related to both facilities, as discussed further in Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (10) - Credit Facility and Note (11) - Amended Subordinated Credit Facility. Our effective interest rate (including amortization of deferred financing costs) in the nine months ended April 30, 2025 was approximately 22.8%, as compared to 11.4% in the prior year period. Our current cash borrowing rate (which excludes the amortization of deferred financing costs) under our Credit Facility approximates 14.2%, which reflects the benefit of the March 3, 2025 waiver and amendment to the Credit Facility, as compared to 9.4% in the corresponding prior year period.

Interest (Income) and Other. Interest (income) and other for both the nine months ended April 30, 2025 and 2024 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Write-off of Deferred Financing Costs and Debt Discounts. In connection with the October 17, 2024 and March 3, 2025 amendments to the Credit Facility and Amended Subordinated Credit Facility, and in particular, the prepayment of Term Loan principal and reduced commitments under the Credit Facility, $4.9 million of deferred financing fees and debt discounts were immediately expensed during the nine months ended April 30, 2025.

Change in Fair Value of Warrants and Derivatives. During the nine months ended April 30, 2025 and 2024, we recorded a $15.5 million and $6.4 million non-cash benefit, respectively, due to the remeasurement of warrants and derivatives related to our Credit Facility, Amended Subordinated Credit Facility and Convertible Preferred Stock. The remeasurement and resulting non-cash benefit for the nine months ended April 30, 2025 primarily reflects a decrease in the estimated probability of events that could result in additional and/or accelerated payments to holders of our Convertible Preferred Stock. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (10) - Credit Facility, Note (11) - Amended Subordinated Credit Facility and Note (18) - Convertible Preferred Stock for more information.

Index
(Benefit from) Provision for Income Taxes. For the nine months ended April 30, 2025, we recorded a tax benefit of $0.6 million as compared to a tax expense of $0.6 million for the nine months ended April 30, 2024. Our effective tax rate (excluding discrete tax items) for the nine months ended April 30, 2025 and 2024 was (0.05)% and 2.0%, respectively. The change in rate from 2.0% to (0.05)% is primarily due to changes in expected product and geographical mix and not providing for tax benefits on U.S. deferred tax assets in the more recent period.

For purposes of determining our (0.05)% estimated annual effective tax rate for fiscal 2025, the impairment of long-lived assets, including goodwill, the change in fair value of warrants and derivatives, proxy solicitation costs and CEO transition costs are considered significant, unusual or infrequently occurring discrete tax items and are excluded from the computation of our effective tax rate.

During the nine months ended April 30, 2025, we recorded a net discrete tax benefit of $0.7 million primarily related to the reversal of tax contingencies no longer required due to the expiration of applicable statute of limitations and proxy solicitation costs. During the nine months ended April 30, 2024, we recorded a net discrete tax expense of $1.0 million primarily related to the anticipated timing of the settlement of contingent consideration related to the PST Divestiture.

Our U.S. federal income tax returns for fiscal 2022 through 2024 are subject to potential future IRS audit. None of our state income tax returns prior to fiscal 2020 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Loss Attributable to Common Stockholders. During the nine months ended April 30, 2025 and 2024, consolidated net loss attributable to common stockholders was $192.7 million and $34.8 million, respectively. In addition to those items discussed above: (i) the nine months ended April 30, 2025 includes $80.7 million of net dividends related to our Convertible Preferred Stock, offset in part by a $51.2 million gain related to the exchange of our Series B-1 Convertible Preferred Stock for Series B-2 Convertible Preferred Stock on October 17, 2024; and (ii) the nine months ended April 30, 2024 includes: a $13.6 million loss related to the exchange of our Series A-1 Convertible Preferred Stock for Series B Convertible Preferred Stock on January 22, 2024; $7.6 million of dividends related to our Convertible Preferred Stock; and $4.3 million of Convertible Preferred Stock issuance costs.

Index
Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the nine months ended April 30, 2025 and 2024 are shown in the table below (numbers in the table may not foot due to rounding):

	Nine months ended April 30,
	2025	2024	2025	2024	2025	2024	2025	2024
($ in millions)	Satellite and Space Communications		Terrestrial and Wireless Networks		Unallocated		Consolidated
Net income (loss)	$(114.9)	10.7	17.4	17.0	(65.7)	(36.9)	$(163.2)	(9.2)
(Benefit from) provision for income taxes	(0.2)	0.5	(0.2)	0.7	(0.3)	(0.6)	(0.6)	0.6
Interest expense	—	2.7	—	—	33.4	12.7	33.4	15.3
Interest (income) and other	0.2	0.9	(0.2)	0.2	0.1	0.2	—	1.2
Write-off of deferred financing costs and debt discounts	—	—	—	—	4.9	—	4.9	—
Change in fair value of warrants and derivatives	—	—	—	—	(15.5)	(6.4)	(15.5)	(6.4)
Amortization of stock-based compensation	—	—	—	—	2.5	5.2	2.5	5.2
Amortization of intangibles	5.8	5.0	10.9	10.9	—	—	16.7	15.9
Impairment of long-lived assets, including goodwill	79.6	—	—	—	—	—	79.6	—
Depreciation	2.2	2.9	5.8	5.9	0.4	0.3	8.4	9.1
Amortization of cost to fulfill assets	0.3	0.7	—	—	—	—	0.3	0.7
Restructuring costs (non-inventory related)	4.7	2.8	0.1	—	9.4	6.4	14.2	9.2
Strategic emerging technology costs	0.3	3.2	—	—	—	—	0.3	3.2
Proxy solicitation costs	—	—	—	—	2.7	—	2.7	—
CEO transition costs	—	—	—	—	1.1	2.5	1.1	2.5
Estimated gain on business divestiture, net	—	—	—	—	—	(2.0)	—	(2.0)
Adjusted EBITDA	$(22.1)	29.4	33.8	34.7	(27.0)	(18.7)	$(15.3)	45.4
Percentage of related net sales	NA	11.6%	20.0%	21.4%	NA	NA	NA	11.0%

The decrease in consolidated Adjusted EBITDA for the nine months ended April 30, 2025 as compared to the nine months ended April 30, 2024 reflects lower consolidated net sales and gross profit (both in dollars and as a percentage of consolidated net sales, and including an $11.4 million non-cash charge related to inventory) and higher selling, general and administrative expenses (driven by a $17.0 million non-cash charge related to an allowance for doubtful accounts), offset in part by lower research and development expenses, as discussed above.

The decrease in our Satellite and Space Communications segment's Adjusted EBITDA reflects significantly lower net sales and gross profit (both in dollars and as a percentage of related segment net sales) and higher selling, general and administrative expenses (driven by a $17.0 million non-cash charge related to an allowance for doubtful accounts), offset in part by lower research and development expenses, as discussed above.

The decrease in our Terrestrial and Wireless Networks segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, reflects higher selling, general and administrative expenses and research and development expenses, offset in part by higher gross profit, as discussed above.

Index
A reconciliation of our fiscal 2024 GAAP Net Loss to Adjusted EBITDA is shown in the table below (numbers in the table may not foot due to rounding):

($ in millions)	Fiscal Year 2024
Reconciliation of GAAP Net Loss to Adjusted EBITDA:
Net loss	$(100.0)
Benefit from income taxes	(0.3)
Interest expense	22.2
Interest (income) and other	0.7
Write-off of deferred financing costs and debt discounts	1.8
Change in fair value of warrants and derivatives	(4.3)
Amortization of stock-based compensation	6.1
Amortization of intangibles	21.2
Depreciation	12.2
Impairment of long-lived assets, including goodwill	64.5
Amortization of cost to fulfill assets	1.0
Restructuring costs	12.5
Strategic emerging technology costs	4.1
CEO transition costs	2.9
Loss on PST Divestiture	1.2
Adjusted EBITDA	$45.7

Our Adjusted EBITDA is a Non-GAAP measure that represents earnings (loss) before interest, income taxes, depreciation, amortization of intangibles, impairment of long-lived assets, including goodwill, amortization of cost to fulfill assets, amortization of stock-based compensation, CEO transition costs, change in fair value of warrants and derivatives, proxy solicitation costs, restructuring costs (non-inventory related), strategic emerging technology costs (for next-generation satellite technology) and write-off of deferred financing costs and debt discounts, and in the recent past, acquisition plan expenses, change in fair value of the convertible preferred stock purchase option liability, COVID-19 related costs, facility exit costs, strategic alternatives expenses and other and loss on business divestiture. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Although closely aligned, our definition of Adjusted EBITDA is different than EBITDA (as such term is defined in our Credit Facility and Amended Subordinated Credit Facility) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and therefore may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is also a measure frequently requested by our investors and analysts. We believe that investors and analysts may use Adjusted EBITDA, along with other information contained in our SEC filings, including GAAP measures, in assessing our performance and comparability of our results with other companies. Our Non-GAAP measures reflect the GAAP measures as reported, adjusted for certain items as described herein and also excludes the effects of our outstanding convertible preferred stock.

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

Index

Reconciliations of our GAAP consolidated operating income (loss), net income (loss) attributable to common stockholders and net income (loss) per diluted common share to the corresponding Non-GAAP measures are shown in the tables below (numbers and per share amounts in the tables may not foot due to rounding). Non-GAAP net income (loss) attributable to common stockholders and non-GAAP net income (loss) per diluted common share reflect Non-GAAP provisions for income taxes based on year-to-date results, as adjusted for the Non-GAAP reconciling items included in the tables below. We evaluate our Non-GAAP effective income tax rate on an ongoing basis, and it can change from time to time. Our Non-GAAP effective income tax rate can differ materially from our GAAP effective income tax rate. In addition, due to the GAAP net loss for the period, Non-GAAP net income per diluted common share for the nine months ended April 30, 2024 was computed using weighted average diluted shares outstanding of 28,948,000 during the period.

	Nine months ended April 30, 2025
($ in millions, except for per share amount)	Operating Loss	Net Loss Attributable to Common Stockholders	Net Loss per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(141.0)	$(192.7)	$(6.56)
Adjustments to reflect redemption value of convertible preferred stock	—	80.7	2.74
Change in fair value of warrants and derivatives	—	(15.5)	(0.53)
Gain on extinguishment of convertible preferred stock	—	(51.2)	(1.74)
Impairment of long-lived assets, including goodwill	79.6	79.6	2.71
Amortization of intangibles	16.7	16.0	0.54
Restructuring costs (non-inventory related)	14.2	13.6	0.46
Proxy solicitation costs	2.7	2.5	0.09
Amortization of stock-based compensation	2.5	2.4	0.08
CEO transition costs	1.1	1.0	0.04
Strategic emerging technology costs	0.3	0.3	0.01
Amortization of cost to fulfill assets	0.3	0.3	0.01
Net discrete tax benefit	—	(0.4)	(0.01)
Non-GAAP measures	$(23.7)	$(63.4)	$(2.16)

	Nine months ended April 30, 2024
($ in millions, except for per share amount)	Operating Income	Net (Loss) Income Attributable to Common Stockholders	Net (Loss) Income per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$1.6	$(34.8)	$(1.21)
Loss on extinguishment of convertible preferred stock	—	13.6	0.47
Adjustment to reflect redemption value of convertible preferred stock	—	12.0	0.41
Change in fair value of warrants and derivatives	—	(6.4)	(0.22)
Amortization of intangibles	15.9	12.3	0.42
Restructuring costs	9.2	7.1	0.24
Amortization of stock-based compensation	5.2	4.1	0.14
Strategic emerging technology costs	3.2	2.5	0.09
CEO transition costs	2.5	1.9	0.07
Amortization of cost to fulfill assets	0.7	0.7	0.02
Gain on business divestiture, net	(2.0)	(1.2)	(0.04)
Net discrete tax expense	—	0.8	0.03
Non-GAAP measures	$36.3	$12.5	$0.43

Index
LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $28.4 million and $32.4 million at April 30, 2025 and July 31, 2024, respectively. For the nine months ended April 30, 2025, our cash flows reflect the following:

•Net cash used in operating activities was $19.7 million and $45.0 million for the nine months ended April 30, 2025 and 2024, respectively. The period-over-period improvement in cash flows from operations reflects overall changes in net working capital requirements, principally the timing of progress toward completion on contracts accounted for over time, including related shipments, billings and collections, and payments to vendors. Over the past several quarters, we experienced elevated levels of contract assets (i.e., unbilled receivables) related to large, long-term contracts with certain U.S. government, domestic and international customers. While such contract assets are trending lower more recently, such contract activity resulted in a material increase in working capital requirements in prior periods. Net cash used in operating activities for the nine months ended April 30, 2025 also reflects lower net sales and gross profit as compared to the nine months ended April 30, 2024.

•Net cash used in investing activities for the nine months ended April 30, 2025 was $6.5 million and primarily reflects capital expenditures to build-out cloud-based computer networks to support our previously announced NG-911 contract wins and capital investments and building improvements in connection with our manufacturing facilities. Net cash provided by investing activities for the nine months ended April 30, 2024 was $24.3 million and includes $33.3 million of net cash proceeds from the PST Divestiture.

•Net cash provided by financing activities was $22.3 million and $28.9 million for the nine months ended April 30, 2025 and 2024, respectively. During the nine months ended April 30, 2025: (a) we entered into a Amended Subordinated Credit Facility with existing holders of our Convertible Preferred Stock and received proceeds of $60.8 million, net of transaction related costs; and (b) had net repayments under our Credit Facility of $36.3 million. During the nine months ended April 30, 2024: (x) we received proceeds of $39.0 million from the holders of our Convertible Preferred Stock, net of issuance costs; (y) had net repayments under our prior credit facility of $3.1 million; and (z) paid deferred financing costs of $3.2 million. We also made $1.2 million and $3.8 million of payments to remit employees' statutory tax withholding requirements related to the net settlement of stock-based awards during the nine months ended April 30, 2025 and 2024, respectively.

The Credit Facility, Amended Subordinated Credit Facility and Convertible Preferred Stock are discussed below and in Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements – Note (10) – Credit Facility, Note (11) - Amended Subordinated Credit Facility and Note (18) – Convertible Preferred Stock.

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

Index
Over the past three fiscal years, we incurred operating losses of $79.9 million, $14.7 million and $33.8 million in fiscal 2024, 2023 and 2022, respectively. More recently, we recognized an operating loss of $1.5 million and $141.0 million in the three and nine months ended April 30, 2025. In addition, over the past three fiscal years, net cash used in operating activities was $54.5 million and $4.4 million in fiscal 2024 and 2023, respectively, and net cash provided by operating activities was $2.0 million in fiscal 2022. More recently, net cash used in operating activities was $19.7 million in the nine months ended April 30, 2025. Our ability to meet future anticipated liquidity needs over the next year beyond the issuance date will largely depend on our ability to generate positive cash inflows from operations, maximize our borrowing capacity under our Credit Facility, as discussed further below, and/or secure other sources of outside capital. While we believe we will be able to generate sufficient positive cash inflows, maximize our borrowing capacity and secure outside capital, there can be no assurance our plans will be successfully implemented and, as such, we may be unable to continue as a going concern over the next year beyond the issuance date.

As discussed further in Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (10) - Credit Facility, on June 17, 2024, we entered into a credit facility with a new syndicate of lenders, which replaced our prior credit facility. As further discussed below, we subsequently amended the credit facility on October 17, 2024 and March 3, 2025 (the "Credit Facility"). The Credit Facility consists of a committed $162.0 million term loan (“Term Loan”) and $56.8 million revolving loan (“Revolver Loan”). At April 30, 2025 and June 6, 2025 (the date closest to the issuance date), total outstanding borrowings under the Credit Facility were $168.0 million. At April 30, 2025 and June 6, 2025, $23.4 million was drawn on the Revolver Loan. As of the issuance date, our available sources of liquidity approximate $27.3 million, consisting of qualified cash and cash equivalents and the remaining available portion of the committed Revolver Loan.

The Credit Facility was amended on October 17, 2024 (the "First Amendment") which among other things (i) waived all defaults under the Credit Facility, specifically in connection with our Net Leverage Ratio and Fixed Charge Coverage Ratio covenants as of July 31, 2024; (ii) increased the interest rate margins applicable to the Term Loan to 12.00% per annum for Base Rate Loans and 13.00% per annum for SOFR Loans and increased interest rate margins applicable to the Revolving Loan by 1.00% at each level; (iii) permitted the incurrence of $25.0 million of total unsecured subordinated debt (as described below); (iv) suspended testing of the Net Leverage Ratio and the Fixed Charge Coverage Ratio covenants until January 31, 2025; (v) provided the lenders a consent right with respect to Revolver Loan borrowings above $32.5 million; and (vi) amended the maturity date to the earlier of: (x) July 31, 2028; or (y) 90 days prior to the earliest date that the debt under the Amended Subordinated Credit Facility (as defined below) becomes due and payable.

The Credit Facility was amended again on March 3, 2025 (the "Second Amendment") which, among other things, (i) waived all defaults under the Credit Facility, specifically in connection with our Net Leverage Ratio and Fixed Charge Coverage Ratio covenants as of January 31, 2025; (ii) decreased the interest rate margins applicable to the Term Loan from 12.00% per annum to 9.50% per annum for Base Rate Loans and from 13.00% per annum to 10.50% per annum for SOFR Loans; (iii) permitted the incurrence of an additional $40.0 million of total unsecured subordinated debt (as described below); (iv) suspended testing of the Net Leverage Ratio and the Fixed Charge Coverage Ratio covenants until October 31, 2025; (v) suspended our ability to pay interest in-kind until after the interest rate margins are tested based on net leverage ratios; (vi) permitted partial principal repayments of $27.3 million and $9.1 million on the Term Loan and Revolving Loan, respectively, and waived the prepayment fees that would have been payable under the Credit Facility with regard to such repayments; (vii) permanently reduced commitments under the Revolving Loan Facility by $3.2 million and provided the lenders a consent right with respect to Revolver Loan borrowings above $29.3 million; (viii) reduced the minimum quarterly average liquidity requirement from $20.0 million to $17.5 million; and (ix) provided the lenders the right to appoint an independent director to our Board of Directors after May 31, 2025.

The Credit Facility, as amended, requires compliance with restrictive and financial covenants, including: a maximum Net Leverage Ratio of 3.15x commencing with the four fiscal quarter period ending October 31, 2025; a minimum Fixed Charge Coverage Ratio of 1.25x commencing with the four fiscal quarter period ending October 31, 2025; a minimum Average Liquidity requirement at each fiscal quarter end of $17.5 million; and a minimum EBITDA of $35.0 million for the four fiscal quarter period ending October 31, 2025. Such covenants adjust under the Credit Facility in future periods. Over the next twelve months beyond the issuance date, we believe that it is probable we will not be able to comply with one or more of these covenants.

Index
As discussed further in Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements – Note (11) - Amended Subordinated Credit Facility, on October 17, 2024, we entered into a subordinated credit agreement (the "Subordinated Credit Agreement") with the existing holders of our Convertible Preferred Stock, which provided for an initial subordinated unsecured term loan facility in the aggregate principal amount of $25.0 million. On March 3, 2025, we entered into an amendment to the Subordinated Credit Agreement (the “Amended Subordinated Credit Facility”) which, in addition to providing incremental aggregate principal of $40.0 million, waived certain events of default under the Subordinated Credit Agreement, specifically in connection with our Net Leverage Ratio and Fixed Charge Coverage Ratio covenants as of January 31, 2025, and suspends testing of the Net Leverage Ratio and the Fixed Charge Coverage Ratio covenants under the Subordinated Credit Agreement until October 31, 2025. The net proceeds of the Amended Subordinated Credit Facility were principally used to repay a portion of the Term Loan and Revolving Loan on March 3, 2025 (as discussed above), fund our general working capital needs and enable us to negotiate the Second Amendment to the Credit Facility, including the waiver of existing defaults, as discussed above. At April 30, 2025 and June 6, 2025 (the date closest to the issuance date), total outstanding borrowings under the Amended Subordinated Credit Facility (excluding accreted interest and make-whole adjustments) were $65.0 million.

Our ability to meet our current obligations as they become due may be impacted by our ability to remain compliant with the financial covenants required by the Credit Facility and Amended Subordinated Credit Facility, or to obtain future waivers or amendments from the lenders in the event compliance is not maintained. While we believe we will be able to secure such waivers or amendments, as needed, there can be no assurance such waivers or amendments will be secured or on terms that are acceptable to us. If we are unable to secure waivers or amendments, the lenders may declare an event of default, which would cause an immediate acceleration and repayment of all outstanding principal, interest and fees due under our Credit Facility and Amended Subordinated Credit Facility. Absent our ability to repay the forgoing amounts upon the declaration of an event of default, the lenders may exercise their rights and remedies under the Credit Facility and Amended Subordinated Credit Facility, which may include, among others, a seizure of substantially all of our assets and/or the liquidation of our operations. If an event of default occurs that allows the lenders to exercise these rights and remedies over the next year beyond the issuance date, we will be unable to continue as a going concern.

As of the issuance date, our plans to address our ability to continue as a going concern include, among other things:

•executing a strategy to transform Comtech including, but not limited to, the initiatives set forth below;
•an exploration of strategic alternatives for our various businesses and product lines, including the potential sale or divestiture of assets or business lines;
•the pursuit of further portfolio-shaping opportunities to enhance profitability, efficiency and focus;
•the implementation of operational initiatives to reduce the cost structure and better align operating costs with revenue expectations;
•pursuing initiatives to reduce investments in working capital, namely accounts receivable and inventory;
•improving process disciplines to achieve operating profitability by entering into more favorable sales or service contracts;
•reevaluating our business plans to identify opportunities (e.g., within each of our segments) to focus future investment on our most strategic, high-margin revenue opportunities;
•reevaluating our business plans to identify opportunities to reduce capital expenditures; and
•seeking opportunities to improve liquidity through any combination of debt and/or equity financing (including potentially further amending our Credit Facility, Convertible Preferred Stock and/or Amended Subordinated Credit Facility).

While we believe the implementation of some or all of the elements of our plans over the next year beyond the issuance date will be successful, these plans are not all solely within management’s control and, as such, we can provide no assurance our plans are probable of being effectively implemented as of the issuance date. Therefore, as described above, there are uncertainties that raise substantial doubt about our ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements in Part I. - Item 1. have been prepared on the basis that we will continue to operate as a going concern, which contemplates we will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying Condensed Consolidated Financial Statements do not include any adjustments that may result from the outcome of these uncertainties.

Our material cash requirements are for working capital, debt service (including loan amortization, interest and fees), capital expenditures, income tax payments, facilities lease payments and dividends related to our Convertible Preferred Stock, which are payable in kind or in cash under certain circumstances.

Index
Our material cash requirements could increase beyond our current expectations due to factors, including but not limited to: (i) an inability to meet our current obligations under our Credit Facility and/or Amended Subordinated Credit Facility as they become due, or to obtain future waivers or amendments from the lenders in the event compliance is not maintained; (ii) a future redemption by the holders of our Convertible Preferred Stock; (iii) general economic conditions; (iv) a change in customer or government spending priorities and/or contracting decisions; (v) larger than usual customer orders; or (vi) actions we may take related to our strategic transformation.

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

On July 13, 2022, we filed a $200.0 million shelf registration statement with the SEC for the sale of various types of securities, including debt securities. This shelf registration statement was declared effective by the SEC as of July 25, 2022 and expires on July 25, 2025. To date, we have not issued any securities pursuant to our $200.0 million shelf registration statement. Because of delinquencies in our Exchange Act reporting during the past 12 months, we will not be able to file a new shelf registration statement following the expiration date. Accordingly, we would file a long-form registration statement in connection with any securities offering by the Company until we become eligible to utilize a new shelf registration statement.

On September 29, 2020, our Board of Directors authorized a $100.0 million stock repurchase program, which replaced our prior program. The $100.0 million stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases of our common stock during the nine months ended April 30, 2025 and 2024.

Index
In fiscal 2023, we adjusted our capital allocation plans and determined to forgo a common stock dividend. Future common stock dividends, if any, remain subject to compliance with financial covenants under our Credit Facility and Amended Subordinated Credit Facility, as well as Board approval and certain voting rights of holders of our Convertible Preferred Stock.

At April 30, 2025, cash and cash equivalents includes $0.3 million of cash deposited as collateral in connection with outstanding standby letters of credit to guarantee future performance on certain customer contracts.

Commitments
In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of April 30, 2025, will materially adversely affect our liquidity. At April 30, 2025, cash payments due under contractual obligations (including estimated interest expense on our Credit Facility, as further described below), excluding purchase orders that we entered into in the normal course of our business, are as follows:

($ in thousands)	Total	Due Within 1 Year
Credit Facility - principal payments	$168,008	7,088
Credit Facility - interest payments	69,527	22,706
Operating lease obligations	42,952	8,166
Amended Subordinated Credit Facility	65,000	—
Amended Subordinated Credit Facility Make-Whole Amount	21,450	—
Contractual cash obligations	$366,937	37,960

As stated above, the amounts in the above table represent cash payments due under contractual obligations. Interest payments presented related to our Credit Facility were calculated based the outstanding borrowings at April 30, 2025, as adjusted for the partial paydown of the Term Loan and Revolver Loan in connection with the March 3, 2025 amendments to the Credit Facility and Subordinated Credit Facility, which also reduced interest rate margins applicable to the Term Loan. Interest related to the Credit Facility was calculated based on the SOFR forward curve plus the applicable margin pursuant to the March 3, 2025 amendment and does not assume any interest paid-in-kind. The Amended Subordinated Credit Facility Make-Whole Amount represents the outstanding principal amount multiplied by the applicable 33.0% make-whole rate as of April 30, 2025. The Amended Subordinated Credit Facility and Make-Whole Amount are not included in the total due within one year column given the timing of such payment is subject to the timing of certain repayments, prepayments and maturity date associated with the Credit Facility. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (10) - Credit Facility and Note (11) - Amended Subordinated Credit Facility for additional information on the commitments under our Credit Facility and Amended Subordinated Credit Facility, respectively, and Note (12) - Leases for additional information on our lease commitments. Over the next twelve months beyond the issuance date, we believe that it is probable we will not be able to comply with one or more of our financial covenants related to our Credit Facility and Amended Subordinated Credit Facility. As a result, all amounts outstanding under our Credit Facility and Amended Subordinated Credit Facility have been presented as current liabilities on our Condensed Consolidated Balance Sheets as of April 30, 2025.

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

Our Condensed Consolidated Balance Sheet at April 30, 2025 includes total liabilities of $8.2 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from borrowings under our Credit Facility. Based on the amount of outstanding debt under our Credit Facility, a hypothetical change in interest rates by 10% would change interest expense by approximately $2.4 million over a one-year period. Although we do not currently use interest rate derivative instruments to manage exposure to interest rate changes, we may choose to do so in the future in connection with our Credit Facility.

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of April 30, 2025, we had cash and cash equivalents of $28.4 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of April 30, 2025, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were not effective as of April 30, 2025, as a result of the material weaknesses in our internal control over financial reporting discussed below.

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
•Third-party consultants performed a comprehensive review of our accounting and reporting functions to assist in designing our remediation plan;
•Designed a comprehensive remediation plan to enhance our internal control environment that was approved by the Audit Committee;
•Initiated and will continue the process to document, implement and redesign controls, policies, and procedures with an appropriate level of precision to detect a material misstatement, and to retain sufficient documentation to support the operating effectiveness of controls over revenue, inventory, other assets, debt, convertible preferred stock and related embedded derivatives; and
•Hired third-party specialists to assist management with the accounting and reporting over complex accounting matters and transactions.

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

Index
We plan to fully implement and operate redesigned processes and procedures in future quarters. The material weaknesses will not be considered remediated until these controls have operated for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

Changes In Internal Control Over Financial Reporting

Other than for the on-going remediation efforts described above, there have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during our fiscal quarter ended April 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the description of the risk factors affecting our business previously disclosed in “Part I. - Item 1A. - Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2024, as filed with the SEC on October 30, 2024, and in “Part II. - Item 1A. - Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2024, as filed with the SEC on January 13, 2025, which are hereby incorporated by reference.

New and ongoing challenges relating to current supply chain constraints, including for satellite ground station and troposcatter components, and impacts from inflation and any new or increased tariffs on imports and other trade restrictions, could adversely impact our revenue, gross margins and financial results.

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

In addition, the United States recently announced changes to U.S. trade policy, including adding new or modifying existing tariffs on imports, in some cases significantly. The impact of these tariffs is subject to a number of factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any retaliatory responses to such actions that the target countries may take and any mitigating actions that may become available. Tariffs and any retaliatory actions, if implemented, could significantly increase the cost of our products and result in lower demand for our products, delivery delays, and terminations of orders by customers. The uncertainty in the trade environment may also contribute to broader macroeconomic and financial market weakness and volatility, such as inflationary pressures affecting interest rates and volatility in the stock market affecting the price of our common stock. While we continue to evaluate the potential impact of the new tariffs on our business, given the volatility and uncertainty regarding the scope and duration of such tariffs and other aspects of U.S. and foreign government trade policies, their ultimate impact on our operations and financial results remains uncertain.

We obtain certain components and subsystems from a single source or a limited number of sources. Some of our single source suppliers, particularly those that provide satellite ground station and troposcatter components, have reported to us that they are having disruptions in their respective supply chains. These single source components, which include items such as RF filters and custom fiber connectors are in limited supply with very long lead times. In some cases, we have now depleted our stock inventory and we are on waiting lists to obtain additional components. In order to ship certain items in the future, we must obtain additional components to produce certain finished goods. We continue to seek new suppliers and inventory elsewhere. In light of current challenges in the supply chain, we may not be able to qualify alternate suppliers for our components timely, or at all.

Index
For the remainder of fiscal 2025, we have a significant portion of anticipated revenues in our backlog. However, if shipments from our backlog are delayed or we are unable to obtain expected orders or components, our business outlook will prove to be inaccurate. These aforementioned supply chain constraints, and their related challenges could result in, among other things, future shortages, increased material costs or use of cash, engineering design changes, late delivery penalties and delays in new product introductions, each of which could adversely impact our revenue, gross margins and financial results. There can be no assurance that the impacts of all the aforementioned conditions will not continue, or worsen, in the future.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Securities Trading Plans of Directors and Officers

During the three months ended April 30, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

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

Exhibit 10.1 – Waiver and Amendment No. 2 to Credit Agreement, dated as of March 3, 2025, by and among Comtech Telecommunications Corp., as borrower, the lenders named therein, TCW Asset Management Company LLC, as term loan agent, and Wingspire Capital LLC, as revolving agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 4, 2025)

Exhibit 10.2 – Waiver and Amendment No 1. to Subordinated Credit Agreement, dated as of March 3, 2025, by and among Comtech Telecommunications Corp., as borrower, the guarantors named therein, the lenders named therein, and U.S. Bank Trust Company, National Association, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 4, 2025)

Exhibit 10.3 – Subscription and Exchange Agreement, dated as of March 3, 2025, by and among Comtech Telecommunications Corp. and the Investors named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 4, 2025)

Exhibit 10.4 – Form of Voting Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 4, 2025)

Exhibit 10.5 – Registration Rights Agreement, dated as of March 3, 2025, by and among Comtech Telecommunications Corp. and the Investors named therein (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, dated March 4, 2025)

Index
Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS - The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2025, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

Exhibit 101.SCH - Inline XBRL Taxonomy Extension Schema Document

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	June 9, 2025	By: /s/ Kenneth H. Traub
	(Date)	Kenneth H. Traub, Chairman of the Board
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 9, 2025	By: /s/ Michael A. Bondi
	(Date)	Michael A. Bondi
Chief Financial Officer
(Principal Financial and Accounting Officer)