Form 10-K
period 2025-07-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2025-11-10
CIK 23197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
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
☐ Yes              ☒ No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the Nasdaq Global Select Market on January 31, 2025 was approximately $58,100,000.

The number of shares of the registrant’s common stock outstanding on November 4, 2025 was 29,610,417.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of the document listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

Proxy Statement for 2025 Annual Meeting of Stockholders - Part III

i

ii

Note: As used in this Annual Report on Form 10-K ("Form 10-K"), the terms "Comtech," "we," "us," "our" and "our Company" mean Comtech Telecommunications Corp. and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements
Certain information in this Form 10-K contains, and oral statements made by our representatives from time to time may contain, forward-looking statements. Forward-looking statements can be identified by words such as: "anticipate," "believe," "continue," "could," "estimate," "expect," "future," "goal," "outlook," "intend," "likely," "may," "plan," "potential," "predict," "project," "seek," "should," "strategy," "target," "will," "would," and similar references to future periods, or the negative of those words and expressions, as well as statements in future tense. Forward-looking statements include, among others, statements regarding our expectations for our strategic alternatives process, our expectations for further portfolio-shaping opportunities, our expectations for other operational initiatives, our expectations for completing further financing initiatives, our future performance and financial condition, including our expectations for, or guidance on, the performance and financial condition for the fiscal quarter ended October 31, 2025, the plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives of our management to be materially different from the results, performance or other expectations implied by these forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that are difficult to predict and many of which are outside of our control. Factors that could cause actual results to differ materially from current expectations include, among other things: the outcome and effectiveness of the aforementioned strategic alternatives process, further portfolio-shaping opportunities, other operational initiatives, and the completion of further financing activities; our ability to access capital and liquidity; our ability to implement changes in our executive leadership; the possibility that the expected benefits from our strategic activities will not be fully realized, or will not be realized within the anticipated time periods; the risk that acquired businesses will not be integrated successfully; impacts from, and uncertainties regarding, future actions that may be taken by activist stockholders; the possibility of disruption from acquisitions or dispositions, making it more difficult to maintain business and operational relationships or retain key personnel; the risk that we will be unsuccessful in implementing a tactical shift in our Satellite and Space Communications segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche products and solutions with higher margins; the nature and timing of our receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; the timing and amount of adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements or rebranding; changing customer demands and/or procurement strategies and our ability to scale opportunities and deliver solutions to current and prospective customers; changes and uncertainty in prevailing economic and political conditions (including financial and capital market conditions), including as a result of military conflicts or any tariff, trade restrictions or similar matters; impact of government shutdowns; changes to government procurement practices; changes in the price of oil in global markets; changes in prevailing interest rates and foreign currency exchange rates; risks associated with our legal proceedings, customer claims for indemnification, and other similar matters; risks associated with our obligations under our credit facilities; risks associated with our large contracts; risks associated with supply chain disruptions; and other factors described in this and our other filings with the Securities and Exchange Commission ("SEC"). However, these risks are not the only risks that we face. Additional risks and uncertainties, not currently known to us or that do not currently appear to be material, may also materially adversely affect our business, financial condition and/or operating results in the future. We describe risks and uncertainties that could cause actual results and events to differ materially in the Risk Factors (Part I, Item 1A of this Form 10-K), Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II, Item 7 of this Form 10-K) and Quantitative and Qualitative Disclosures about Market Risk (Part II, Item 7A of this Form 10-K). We do not intend to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise, except as required by law.

PART I
ITEM 1. BUSINESS
Founded in 1967, we have a longstanding history of providing critical communications technology and solutions to customers around the world. We serve two core end-markets: secure satellite and wireless communications via our Satellite and Space Communications segment and public safety via our Allerium (formerly, our Terrestrial and Wireless Networks) segment. In both cases, we are at the forefront of the technologies that solve extraordinarily complex communications problems – whether it is a 911 call captured, routed and data-enhanced to optimize the public safety result in situations where every second matters, or providing communications infrastructure that ensures people, businesses and governments can connect anywhere on earth, under any conditions – including on the battlefield. We believe the demand for the communications solutions we provide is growing since public safety professionals require the most effective and comprehensive systems to respond to emergencies; and governments and enterprises are seeking advanced, reliable secure wireless connectivity.

We are pleased to report that the transformation plan that we announced in January 2025 has contributed to our improved operational and financial performance, as evidenced by a number of meaningful developments which have occurred in our business. Most notably, we removed the substantial doubt regarding our ability to continue as a going concern, which had been disclosed in our SEC filings for the previous seven fiscal quarters. Such positive development occurred, in substantial part, due to the following achievements in our business and operations: (i) positive operating cash flows of $2.3 million in the third quarter of fiscal 2025, which was the first quarter of positive operating cash flows in eight quarters, followed by operating cash flows of $11.4 million in our fourth quarter of fiscal 2025; (ii) liquidity of $47.0 million at July 31, 2025, which improved from approximately $18.0 million in December 2023; (iii) accounts payable have been paid down to $26.0 million as of July 31, 2025, a reduction from $66.5 million in October 2023; (iv) our Credit Facility was further amended, in March 2025 (to cure covenant breaches that occurred for the period ended January 31, 2025 and provide a covenant holiday for two quarters) and then again in July 2025 (when we were not in breach of any covenants, to provide a covenant holiday through January 31, 2027), thereby reducing total outstanding senior debt related to our Credit Facility from $202.9 million as of January 31, 2025 to $133.9 million as of July 31, 2025; (vi) a 12.6% increase in net sales from the first quarter to the fourth quarter of fiscal 2025, despite the phasing out of low margin legacy contracts; (vii) gross profit, as a percentage of consolidated net sales, improved sequentially throughout fiscal 2025 from 12.5% in the first quarter, to 26.7% in the second quarter, to 30.7% in the third quarter and 31.2% in the fourth quarter; (viii) Adjusted EBITDA improved sequentially throughout fiscal 2025 from negative $30.8 million in the first quarter, to positive $2.9 million in the second quarter, to $12.6 million in the third quarter and $13.3 million in the fourth quarter; and (ix) secured long-term customer commitments, including a multi-year contract extension with a top tier mobile network operator in the U.S., valued in excess of $130.0 million.

While our transformation plan has contributed to improved operational and financial performance, our business, financial condition and/or operating results in the future are subject to a number of risks and uncertainties, as further discussed throughout this Form 10-K, including in Item 1A. - Risk Factors, and other filings with the SEC.

Business Segments

We operate two core businesses: Satellite and Space Communications and Allerium, each of which we believe are serving end markets themselves undergoing a period of long-term growth, reinvestment and rapid technological change. Our Satellite and Space Communications segment is one of a limited number of U.S.-based providers of satellite modems and high-power amplifiers, a market leader in troposcatter technologies, and serves some of the world’s largest defense contractors and allied foreign governments, as well as multiple U.S. government agencies, including branches of the U.S. Armed Forces, U.S. Department of Defense (“DoD”) and U.S. Space Force (“USSF”), among others. Our Allerium segment is a leading provider of next generation 911 (“NG-911”) infrastructure and solutions for state and local governments and telecommunication carriers.

Satellite and Space Communications Segment	Allerium Segment

•Satellite Modems and Amplifiers: A leading U.S.-based provider of satellite modems and high-power amplifiers, facilitating the transmission of voice, video and data over GEO, MEO and LEO satellite constellations

•Troposcatter Technologies: A global leader in troposcatter technologies, capable of securely transmitting digitized voice, video, and data over distances up to 200 miles, with strong market share in existing C-band and X-band troposcatter systems worldwide

•Cybersecurity Training (Formerly known as Government Services): Provide advanced cybersecurity training, primarily in support of U.S. Government and certain commercial and university customers based on mature and proven training tools and programming

•Space Components: Specializes in delivering components for antennas and high-reliability electronic components and engineering services for space programs

•Customers include the world’s largest defense contractors, allied foreign governments, as well as multiple U.S. government agencies (including all branches of the U.S. Armed Forces)

•Next-Generation 911 Solutions: we provide emergency call routing, location validation, network, policy-based routing rules, logging and security functionality to states and local governments

•Global Carrier Location and Messaging Services: Software and equipment for location-based and text messaging services for carriers, including for public safety, commercial and government services, and wireless emergency alerts solutions for network operators

•Call-Handling Solutions: we provide comprehensive 911 call handling applications for Public Safety Answering Points ("PSAPs")

•Customers include state and local governments across the U.S., Canada and Australia, and several of the largest telecommunications companies in the world (including Verizon, AT&T, Nokia and Vodafone)

Financial information about our business segments is provided in Notes to Consolidated Financial Statements - Note (13) Segment Information included in Part II - Item 8. Financial Statements and Supplementary Data. The markets and key technologies for each segment are further described below.

Satellite and Space Communications Segment

Overview

Our Satellite and Space Communications segment operates in a market that has undergone a significant transformation in recent years, driven by an increase in global defense spending, rising geopolitical tensions and rapid development of new satellite systems, including commercial non-geostationary orbit ("NGSO") systems like Amazon Kuiper, SpaceX Starlink, Eutelsat OneWeb and SES O3B mPower. These next-generation communications systems rely on the type of sophisticated communications equipment this segment designs, manufactures and supports, including modems, amplifiers, frequency converters and associated software. We are strategically positioned in this evolving landscape, with an innovative product portfolio, a strong U.S.-based manufacturing presence and a proven track record serving the U.S. government, a number of international governments and a variety of established and emerging commercial customers.

The U.S. Space Force ("USSF") Commercial Space Strategy and the U.S. Department of Defense ("DoD") Combined Joint All Domain Command and Control ("CJADC2") approaches to prioritizing capabilities which deliver innovation at the speed of relevance align well with our Satellite and Space Communications business’ next-generation digital solutions. Today, only a limited number of companies, including Comtech, can serve the complex needs of the U.S. and other governments and meet this demand.

The DoD’s satellite communications (“SATCOM”) strategy is also increasingly focused on integrating commercial innovation into its architecture. This includes leveraging commercial capabilities for the majority of wideband communication needs, while retaining government-owned, specialized systems for protected communications. This hybrid approach is supported by increased funding, a new acquisition strategy and centralized procurement through the Commercial Satellite Communications Office (“CSCO”).

Comtech’s software-defined platforms, multi-orbit capabilities and security-hardened solutions are well aligned with this strategy. We believe our ability to rapidly adapt to mission needs, in combination with our U.S.-based manufacturing, trusted supply chain and proven track record, positions us as a key enabler of the DoD’s shift toward a more flexible, resilient and commercially integrated SATCOM architecture.

In addition to aligning with evolving U.S. defense strategies, our Satellite and Space Communications segment benefits from a strategically balanced mix of commercial and government customers. We serve a diverse base that spans U.S. and international defense agencies, global satellite operators and emerging commercial SATCOM ventures. This diversification across customer types and geographies helps mitigate risk, enhances resilience to market fluctuations, and positions the segment for sustained growth. We believe this well-distributed customer portfolio strengthens our ability to scale innovation, respond to dynamic mission requirements, and capture opportunities in both established and emerging global markets.

Our Satellite and Space Communications segment is organized into four technology areas: satellite modem and amplifier technologies, troposcatter technologies, cybersecurity training (formerly, government services) and space components and antennas.

Satellite Modem and Amplifier Technologies

We believe we are a leading provider of satellite earth station modems, solid-state amplifiers ("SSPAs"), frequency converters and traveling wave tube amplifiers ("TWTAs"). Our product portfolio includes a wide range of advanced, software-defined satellite modems and high-performance SSPAs and TWTAs and associated frequency conversion hardware, supported by robust network management software. We hold strong positions in high-throughput modem markets, including cellular backhaul, defense, commercial LEO and MEO satellite networks, as well as the nascent market to support 5G non-terrestrial networks ("NTN"), a sector that could grow in the coming years.

In fiscal 2025, we announced the launch of our new Digital Common Ground (“DCG”) portfolio of modems, designed to enable the U.S. DoD and coalition partners to move to digitized, hybrid satellite network architectures. Built on our proven SATCOM modem portfolio, DCG modems are designed and built at Comtech’s headquarters in Chandler, AZ and support both commercial and government satellite operations on a common, software-defined platform that can be rapidly reconfigured to address evolving mission needs.

We believe our DCG portfolio is one of the first product lines on the market today offering robust access to multi-orbit capabilities across commercial and purpose-built networks. The DCG product line is also one of the first to be Digital Intermediate Frequency Interoperability (“DIFI”) compliant, adhering to DoD and coalition communications standards to enable seamless information flow between services, a key tenet of CJADC2. The DCG product line offers industry leading performance, through multi-gigabit throughput at launch. In addition, we incorporate modern cybersecurity design principles at every level across our DCG product line, ranging from a trusted supply chain to a thoughtful software upgrade lifecycle, including in-field updates. We believe the technologies incorporated into our DCG product line create a meaningful competitive advantage for us.

We also provide rugged, highly efficient, and reliable high-power amplifiers ("HPAs") for commercial and military applications around the world. These HPAs support mission-critical communications accross air, land and sea, including fixed traditional and direct-to-home broadcast, mobile news gathering, transportable and flyaway systems, secure high data rate communications and broadband SATCOM access. Our HPA portfolio includes configurations that are formally qualified for aircraft use, currently supporting both retrofit and linefit installations. We offer solutions across GEO, MEO and LEO orbits and across a range of frequency bands, including C, X, Ku, Ka, Q and V bands, aligning with anticipated demand in higher, less crowded frequencies.

Troposcatter Technologies

We believe we are a world leader in the design and supply of troposcatter equipment. We have designed, manufactured, and delivered troposcatter systems for well over fifty years. We have significantly advanced the capabilities of our Troposcatter Family of Systems (“FoS”), delivering a next-generation, software-defined solution that represents a thousand-fold performance increase over prior generations of equipment.

Our next-generation Troposcatter terminals have been selected by the U.S. Army, the Marines and international defense organizations to support the tactical communications needs. While our traditional customer base has been military and defense agencies, advances in mobility and performance opened new commercial markets, including oil and gas, utilities, marine and rail sectors.

Simultaneously, the defense landscape is evolving. For years, U.S. and allied forces mostly engaged in actions against unconventional adversaries with less advanced technology. Today, the rise of state-based threats and near peer adversaries with advanced technologies is reshaping defense strategies. This shift increases demand for sophisticated communications solutions procured from trusted, domestic providers and creates a natural upgrade cycle for legacy systems deployed globally. Our Multi-Path Radio ("MPR") capability has enabled troposcatter to be deployed in compact, mobile systems, including unmanned vehicles.

We’re optimistic about the long-term potential of our Troposcatter FoS. We believe we offer one of the most advanced and capable solutions in the industry, with a set of newly-developing end markets that we anticipate will position us for sustained growth.

Cybersecurity Training

We provide mission-critical, high-security cyber training to U.S. government customers, both at customer sites and through our in-house development capabilities. Our competitive advantages include proprietary methods for administration and student management, a proven track record through multiple renewal cycles on a key U.S. government program and deep, trusted customer relationships.

We see expansion opportunities across multiple branches of the U.S. government, driven by a heightened focus on cybersecurity threats and workforce readiness. We are also leveraging our extensive library of cybersecurity training programs to serve state and local governments, as well as private sector enterprises. To enhance scalability and accessibility, we are expanding our student and administration portal capabilities through hosted SaaS delivery models.

Space Components and Antennas

For over 45 years, we have been recognized as an industry leader and global supplier of high-reliability space components, engineering services and supply chain management, supporting selection of space-qualified parts for satellite and launch vehicle tracking systems. Our solutions are geared toward critical U.S. National Aeronautics and Space Administration ("NASA") programs (such as Artemis) and several international space and defense agencies.

Our engineers are not only involved in product design, but also collaborate closely with customers to develop and test electronic parts specifications that ensure capability, reliability and radiation tolerance to specific mission/project requirements. This includes both individual component services and full Electrical, Electronic, and Electromechanical (“EEE”) part supply.

We also lead and conduct failure analysis investigations, assist with manufacturing and issue resolution at the source and support reporting and sell-off processes with customers and their primes including the Japanese Space Exploration Agency (“JAXA”) and NASA. Our quality engineering team assures that all products received from suppliers and test facilities are fully compliant with mission specifications prior to shipment.

To further support our customers’ needs, we have expanded our service offerings to include kitting to customer bill of materials, with direct shipments to designated contract manufacturers.

Within the SATCOM market, we are a leading provider of components that support the mission requirements of LEO, MEO and GEO SATCOM and tracking requirements, offering a host of high-performance single-band and multi-band feed solutions. We also supply maritime antenna solutions that are fielded by foreign governments. Our antenna portfolio includes a range of apertures, including support for large systems and complex multi-band antenna and feed systems.

Satellite and Space Communications: Key Markets and Growth Drivers

As noted previously, the Satellite and Space Communications segment operates in large and expanding global markets, supported by multiple long-term growth drivers. These include technology upgrade cycles, modernization initiatives and increased demand for resilient communications infrastructure from both government and enterprise customers. The deployment of new, large satellite constellations, the proliferation of connected devices, persistent geopolitical tensions, and increased government agency and defense spending are expected to drive sustained investment in SATCOM infrastructure. We believe we are well-positioned to capitalize on this demand through sales of our market-leading next-generation satellite ground infrastructure technologies that can be used with the thousands of new LEO, MEO and large HTS satellites that are expected to be deployed over the next several years, and our advanced troposcatter systems.

Examples of end-market applications that are driving long-term demand for our communication technologies include:

•Government and Military Satellite Communications: Government users rely on high-speed connectivity in a variety of conditions throughout the world to provide real time information sharing, including Situational Awareness (“SA”), dissemination of Intelligence, Surveillance, and Reconnaissance (“ISR”) information, and communications. Our communications solutions provide command and control and satellite networking capabilities that support U.S. and allied government initiatives for assured and resilient communications capabilities, as well as supporting interoperability objectives, including CJADC2 objectives.

•New LEO, MEO and HTS Satellites: Thousands of new satellites in orbit or scheduled for launch over the next several years, according to announcements by Amazon Kuiper, Eutelsat OneWeb, SpaceX Starlink, Telesat Lightspeed and Viasat, which we believe will lead to increasingly complex satellite networks. As service providers work to offer connectivity to these high-speed, high-bandwidth satellites and expand their networks to handle the demand for new LEO, MEO and HTS applications, we believe our networking platforms, and our solid-state amplifiers will ultimately be incorporated into many new installations and equipment upgrades. We continue to provide modems and amplifiers to existing LEO and MEO communications satellite providers and expect to see growth in imaging satellites alongside commercial imaging constellations, including conventional, thermal and hyperspectral.

•5G NTN and Satellite-Based Cellular Backhaul: Demand for satellite-based cellular backhaul is anticipated to continue to grow as next-generation cellular networks continue to deploy to developing regions of the world, including those that are unserved or underserved by terrestrial infrastructure due to access or challenging geography. We also anticipate growth in demand for deployment of 3rd Generation Partnership Project ("3GPP") 5G NTN capabilities, which several of our next-generation products have been developed with the intention to support.

•Troposcatter Family of Systems: U.S. and allied defense strategies are shifting focus to threats from organized, better equipped and higher technology adversaries, placing a premium on sophisticated communications technology from trusted, onshore providers. Comtech’s Troposcatter Family of Systems (“FoS”) delivers a next-generation, software-defined solution that represents a thousand-fold performance increase over prior generations of equipment. Further, constant innovation means Comtech’s latest generation of equipment can be packed into two small cases, offering significant mobility improvements. Our next-generation troposcatter terminals have been chosen by the U.S. Army, the U.S. Marines and defense organizations overseas to support the tactical communications requirements of our allies. Additionally, we see multiple opportunities for non-defense applications, including oil and gas, utilities, marine and rail industry use.

Satellite and Space Communications: Customer Base

Our customer base for the Satellite and Space Communications segment includes a diverse mix of government and commercial organizations worldwide, with whom we have longstanding, trusted relationships. These include leading system and network integrators in the global satellite, mobile cellular, defense, broadcast and aerospace industries, as well as the U.S. federal government (including the U.S. Army, Air Force, Marine Corps and Navy), U.S. state and local governments and allied foreign governments. For fiscal 2025, approximately 55.1% of the segment’s sales are derived from U.S. government and related agency contracts. Representative customer categories include:

•The U.S. Army, U.S. Marine Corps, U.S. Navy, prime contractors to the U.S. Armed Forces, NATO and foreign governments (i.e., ministries of defense), as well as the U.S. Army Space and Missile Defense Command and NASA

•Domestic and international defense customers, as well as prime contractors and system suppliers such as Airbus, Lockheed Martin Corporation, L3Harris Technologies, Inc., Northrop Grumman Corporation, RTX Corp., Thales, The Boeing Company and Viasat Inc.

•Commercial end-customers include Bharat Electronics, Ditel, Kai Networks, Ovzon, JAXA, Mitsubishi Electric, SED Systems (a division of Calian Ltd.), SES S.A. and Speedcast International Limited

•Satellite systems integrators, wireless and other communication service providers, and broadcasters, such as DIRECTV LLC

•Aviation industry, such as the Federal Aviation Administration ("FAA") and system integrators such as Collins Aerospace, an RTX Business

•Oil companies such as Shell Oil Company and PETRONAS

This well-diversified customer base across sectors and geographies enhances our resilience, reduces dependency on any single market and positions the segment for long-term growth.

Allerium Segment

Rebranding to Allerium

During fiscal 2025, we launched the rebranding of our Terrestrial and Wireless Networks segment to "Allerium," a fusion of “all” and “continuum.” Allerium is a name we believe symbolizes the seamless connection, collaboration, reliability and empowerment that we are focused on delivering to public safety professionals and essential service providers. Allerium reflects a brand rooted in experience, driven by innovation and built for those who protect our communities. As the composition of this reportable operating segment has not changed, this rebrand serves to clarify our go-to-market strategy under a single identity, which we believe reaffirms our commitment to delivering successful outcomes when it matters most. The rebrand strengthens market recognition, enhances customer trust and positions the business for sustained growth. Allerium underscores our focus on long-term value creation by improving brand equity, expanding customer reach and enabling more efficient go-to-market execution. It also increases visibility within key public safety and network markets, sectors defined by trust, reliability and innovation. While the rebrand has changed, our mission has not: to serve those who protect our communities, with technology that performs when every connection counts.

Overview

Our Allerium segment is a leading provider of next generation 911 (“NG-911”) infrastructure and solutions for state and local governments and carriers. From the moment a 911 call is made, Comtech provides highly reliable solutions that contribute to emergency calls being processed instantly, with proper routing to first responders. Our solutions include feature-rich data sets (such as: precise location information, text messaging, photos, videos, real-time call transcription and translation), putting first responders in the best possible position to make decisions when every second counts. Our customers are the businesses, communities and governments that need to implement and improve 911 infrastructure in the U.S., as well as mobile network operators ("MNOs") in the U.S. and abroad that have a need to determine subscriber location within a network or to facilitate messaging services. According to the 2024 Next Generation 911 report published by Frost & Sullivan, a leading third-party research firm, we were the second leading NG-911 primary contract holder, with an estimated market share of 22.1% and a population coverage of nearly 60 million. We have primary contracts with multiple states and counties across the U.S., which we believe positions us as a leader in public safety communication and location technologies.

The Allerium segment is organized into three service areas: next generation 911 and call delivery, call handling solutions and trusted location and messaging solutions.

Next Generation 911 and Call Delivery

In addition to 911 call routing, we provide systems integration, geospatial location information, satellite and location infrastructure terminals, and linkage to NG-911 Emergency Services IP Networks ("ESInet"). We also offer what we believe are best-in-class 911 call handling solutions. We believe state and local governments need to upgrade existing legacy networks, location technologies, and call handling systems to modern NG-911 systems infrastructure, including 911 text messaging services, advanced data, real-time photos, and other types of information sharing over IP networks.

As the U.S., Canada and Australia broadly adopt upgraded NG-911 and call handling solutions, we believe that other countries will follow similar technology and telecommunications advancements. Our public safety and location technology solutions have been deployed since 2006 and are utilized by domestic MNOs, as well as internationally, to provide reliable device location determination for public safety and commercial applications. Many of our technologies, such as positioning, mapping and text messaging are embedded in our public safety and location offerings to help address mapping, routing and geolocations. Our solutions address Federal Communications Commission ("FCC") mandates for emergency services as they relate to location delivery by supporting precise caller location. Our text messaging platforms are used by wireless carriers to provide short messaging services (“SMS”) to their end-customers, as well as being used to communicate with 911 public safety answering points ("PSAP").

Call Handling Solutions

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

The Guardian platform includes an integrated cloud-based texting solution we call Guardian Messenger, which provides call takers / dispatchers with the ability to collect, process and share previously unavailable live incident information such as text, photos, and video via SMS and multimedia messaging services (“MMS”), from one integrated desktop. The Guardian platform also offers a cloud-based reporting and analytics solution we call Guardian Insights, designed to assist emergency call center directors to know their operations, so they can better plan and manage resources and workloads.

We are investing in product enhancements for our Guardian platform, which include developing Allerium Mira, our cloud-based emergency call handling, analytics and cyber security solution that we are targeting for launch in fiscal 2026. We have also increased our “911-as-a-Service" offering, deploying hosted 911 call centers solutions across numerous states and regions in the U.S. and provinces in Canada, starting with locations where we have existing NG-911 networks.

Trusted Location and Messaging Solutions

We provide technologies that enable mobile network operators (“MNOs”) and government agencies to deliver accurate location information, reliable text messaging and geo-targeted public alerts. As MNOs continue their digital transformation, we believe demand will increase for situational awareness capabilities built on advanced mapping and geo-services. Our solutions support device location, network messaging and emergency communications across 2G through 5G environments, helping customers meet regulatory requirements and maintain essential connectivity services. For our installed base, we also provide ongoing operational support, including system administration, optimization, configuration management and maintenance services that ensure performance and continuity.

Our SmartResponse® cloud-based solution offers a common operational picture to PSAPs and first responders, enabling an effective data-driven response for security agencies and first responders by providing a holistic information environment for them. This new solution offers streaming live feeds from traffic cameras at and near incident locations, and accesses caller information like past residences, criminal history or next-of-kin information at the tap of a button. Offering a bird's-eye view of integrated data, the SmartResponse® solution empowers first responders to ensure appropriate resources are on the scene and to better serve the public in emergency situations.

Allerium: Key Markets and Growth Drivers

We are a leading provider of modern public safety and location technologies. Our next generation solutions enable rich, multimedia information to be delivered alongside 911 calls and situational awareness data. Also, our E-911 and NG-911 call routing solutions allow global wireless carriers and voice over the Internet ("VoIP") carriers, as well as legacy telecommunications carriers, to deliver emergency communications and rich situational awareness data to public safety emergency call centers nationwide. When someone attempts an emergency communication, or a device or artificial intelligence ("AI") technology detects an emergency, our technologies access the user or device’s location information from wireless, VoIP, or satellite networks and location databases, and route the emergency details to the assigned public safety jurisdiction. Today, we provide public safety and location technologies to many U.S. telecommunication carriers, the largest being Verizon (for which we provide 911 call routing via cellular and wireline service). We believe we service a significant portion of the carrier market for 911 cellular call routing applications, along with one other leading competitor. With the advent of new AI-powered wearable devices, cameras and vehicle telematics, we believe there will be increasing opportunities to expand our service offerings globally.

In addition to our growth in core 911 services, any expansion of 988 networks in the future across the U.S. could have a positive impact on our business. 988 services provide free and confidential support for people in distress, suicide prevention and crisis resources. While the opportunities to expand into 988 services are evolving more slowly than anticipated, we believe we are uniquely positioned to expand our 911 services to mitigate some of the core challenges the 988 network is currently experiencing with area code specific call routing. By connecting 988 services with our proven 911 infrastructure, we believe that location services critical to dispatch personnel can be improved for 988 call responses.

Growth of 5G networks, new network-based positioning technologies, as well as AI are expected to create expanding opportunities for the application of our mobile location services, as multiple verticals, including the Public Safety, Transportation, Manufacturing, Healthcare and Retail industries, advance in their respective digital transformations. As these industries increasingly rely on data from connected devices, we expect our services can facilitate their use of location information in real-time to enhance existing business processes and outcomes, as well as end user experiences. We believe end-market applications such as worker’s safety in high-risk areas, smart manufacturing and autonomous driving would benefit enormously from new precision-positioning techniques. Also, MNOs can now provide even more advanced location-based services, in addition to existing connectivity solutions.

Examples of end-market applications that are driving long-term demand for our Allerium technologies include:

•Emergency Communication Solution (“ECS”): Our ECS solution provides mobile, VoIP, landline, satellite and other originating service providers ("OSP") a single, simplified interface to submit emergency service requests from their users and devices. Our ECS solution provides location verification services, address validation and translation and next-step routing for emergency communications and texts as additional data useful for an emergency responder. This solution provides a trusted, standards-compliant path to PSAPs that adheres to FCC reporting and delivery requirements, taking this burden and complexity off of our OSP customers.

•Next Generation Core Services (“NGCS”): Our NGCS services implement and manage the NG-911 ESInet consistent with National Emergency Number Association, or NENA, i3 standards. We hold primary statewide contracts in Arizona, Iowa, Kentucky, Maine, Massachusetts, Ohio, Pennsylvania, South Carolina and Washington. We also hold direct contracts in counties in Texas (North Central Texas), Illinois (Northern Illinois Next Generation Alliance) and Missouri (St. Louis County). As such, we believe that we are a leader in public safety communication and location technologies.

•Mobile Location Center (“MLC”): Our location technology solutions are embedded in the networks of many MNOs worldwide. We enable the determination of a mobile device’s geospatial position in a variety of environments, leveraging a wide range of signals including GPS, GNSS and multiple cellular positioning technologies ranging from 2G through 5G mobile networks. For our installed base of systems, we provide ongoing operational support, including administration of system components, system optimization, configuration management and maintenance services, including tracking customer support issues, troubleshooting and developing and installing maintenance releases.

In addition, we are developing, and expect to launch in fiscal 2026, our Allerium Mira solution, a multi-tenant, scalable, cloud-agnostic service offering that is purpose-built for the future of public safety. This solution gives agencies a flexible and secure alternative to traditional on-premise systems, with the scalability to grow as their needs evolve. Allerium Mira is being designed to ensure responders can engage with the public on any channel. Its modern, microservices-based design is intended to simplify deployment and ongoing management for agencies. Paired with our NGCS solution, Allerium Mira is expected to enable agencies to unlock more of the network’s potential, delivering smarter, faster, and more resilient emergency responses.

Allerium: Customer Base

Our Allerium segment serves numerous customers, primarily in North America and Australia, with whom we have cultivated longstanding relationships, including state and local governments, and a number of the largest telecommunication companies in the world. Representative customer categories include:

•U.S. state and local governments, such as the Commonwealth of Massachusetts, the Commonwealth of Pennsylvania, the states of Arizona, Iowa, Kentucky, Maine, Ohio, South Carolina, and Washington, and North Central Texas Emergency Communications District, the Northern Illinois Next Generation Alliance and St. Louis County, Missouri.

•Telecommunication companies, such as AT&T Inc., Bell Mobility, Inc., Comcast Corp., Nokia Corp., Rogers Communications Canada Inc., TELUS Communications Inc., Verizon Communications Inc. and Vodafone Public Limited Co.

•Telephone companies and federal, provincial, and local governments in Australia, Canada, Cayman Islands and New Zealand.

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

Transformation Plan

On January 13, 2025, we announced an expanded plan to transform our business (herein after referred to as our "transformation plan"). Our transformation plan includes, but is not limited to, the initiatives set forth below:

•improve corporate governance;
•strengthen executive leadership;
•upgrade talent in key positions;
•reinvigorate corporate culture that emphasizes transparency, empowerment and accountability;
•align accountability throughout the organization;
•optimize cash flow including disciplined working capital management;
•invest in next-generation solutions for our customers' expanding and emerging needs;
•enhance operational efficiency;
•streamline product lines with a focus on strategic, higher operating margin products;
•improve production efficiency;
•reduce cost structures;
•enhance customer satisfaction;
•improve contractual terms with customers and vendors;
•improve capital structure through amended and improved terms with creditors and reduction of principal and interest amounts due; and
•explore strategic alternatives for our various businesses and product lines, including the potential sale or divestiture of assets or business lines.

Elements of our transformation plan related to our operations have resulted in:

•On November 7, 2023, we completed the divestiture of our solid-state RF microwave high power amplifiers and control components product line, which was included in our Satellite and Space Communications segment, pursuant to a stock sale agreement entered into on October 11, 2023 (the "PST Divestiture"). Net proceeds from the PST Divestiture in fiscal 2024 were $33.2 million and used in part to repay a portion of our outstanding debt at the time, as well as to fund working capital needs.

•We have undertaken a detailed evaluation of our Satellite and Space Communications segment's product portfolio to identify further opportunities to divest, separate and/or rationalize businesses or facilities that are not core to our go-forward focus. Consistent with this effort, in our fourth quarter of fiscal 2024, we made the decision to exit our underperforming operations in Basingstoke, United Kingdom. Such operations were established in connection with the fiscal 2020 acquisition of CGC Technology Limited. Taking into consideration the significant ongoing investment, as well as unfavorable contract terms on prospective antenna sales, we concluded such operations would not generate an attractive return on invested capital and made the decision to exit these operations. Furthermore, we conducted an intensive review of our product portfolio to focus future investment on our most strategic, high-margin revenue opportunities within the Satellite and Space Communications segment. Upon completion of such review, we recorded a non-cash charge of $11.4 million within Cost of Sales on our Consolidated Statement of Operations, primarily related to the write down of inventory during the first quarter of fiscal 2025 associated with approximately 70 products within our satellite ground infrastructure product line that were discontinued.

•We implemented multiple reductions in force throughout our organization and in all our segments. Inclusive of actions taken in August 2025 (i.e., the start of our fiscal 2026), such reductions approximated 23% of our workforce as of July 31, 2024, or approximately $47.0 million in annualized labor costs. Related to these activities, in fiscal 2025, we recorded $3.6 million of severance costs within Selling, General and Administrative expenses in our Consolidated Statements of Operations.

•In September 2025, we initiated a process to further optimize our operations within our Satellite and Space Communications segment. Such actions include reducing our facility footprint and migrating the manufacturing of certain products to our Chandler, Arizona facility. We expect these actions to take place primarily in the first half of fiscal 2026 and result in approximately $3.0 million of annualized cost savings.

There can be no assurance that our plans will result in acquisitions, divestitures or other strategic changes or outcomes. Also, while anticipated to improve our profitability in future periods, such actions may result in near-term restructuring charges.

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

We intend to continue to expand international marketing efforts, as needed, by engaging additional independent sales representatives, distributors and value-added resellers and by establishing foreign sales offices. In addition, we expect to leverage our relationships with larger companies (such as prime contractors to the U.S. government and large mobile wireless operators) to market our technology solutions. In fiscal 2026, we expect to continue expanding our social media and Internet presence and further developing an updated marketing and branding strategy, such as the transition of our Terrestrial and Wireless Networks segment to the new Allerium brand.

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

Sales by geography and customer type, as a percentage of related net sales, are as follows:

	Fiscal Years Ended July 31,
	2025	2024	2023	2025	2024	2023	2025	2024	2023
	Satellite and Space Communications			Allerium			Consolidated
U.S. government	55.1%	55.4%	49.9%	1.2%	1.1%	1.7%	30.3%	33.7%	31.3%
Domestic	13.4%	15.1%	16.7%	90.0%	89.4%	89.2%	48.7%	44.8%	44.7%
Total U.S.	68.5%	70.5%	66.6%	91.2%	90.5%	90.9%	79.0%	78.5%	76.0%

International	31.5%	29.5%	33.4%	8.8%	9.5%	9.1%	21.0%	21.5%	24.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the DoD, intelligence and civilian agencies, as well as sales directly to or through prime contractors.

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. For fiscal 2025 and 2024, except for the U.S. government, there were no customers that represented more than 10% of consolidated net sales. For fiscal 2023, included in domestic sales are sales to a top tier mobile network operator ("MNO"), which were 10.6% of consolidated net sales.

International sales for fiscal 2025, 2024 and 2023 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $105.1 million, $115.9 million and $132.1 million, respectively. When we sell internationally, we denominate most of our contracts in U.S. dollars. Some of our sales to international customers are paid for by letters of credit or on an open account. From time to time, some of our international customers may require us to provide performance guarantees.

Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for fiscal 2025, 2024 and 2023.

Backlog

Our backlog as of July 31, 2025 was $672.1 million (of which $177.4 million was attributed to the Satellite and Space Communications segment and $494.7 million was attributed to the Allerium segment). We estimate that a substantial portion of the backlog as of July 31, 2025 will be recognized as sales during the next twenty-four month period, with the rest thereafter. Such estimate could be impacted by our transformation plan discussed throughout this Form 10-K.

At July 31, 2025, 69.6% of our backlog consisted of orders for use by U.S. commercial customers, 12.1% consisted of U.S. government contracts, subcontracts and government funded programs and 18.3% consisted of orders for use by international customers (including sales to U.S. domestic companies for inclusion in products that will be sold to international customers).

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

A significant portion of the backlog from our U.S. commercial customers relates to large, multi-year contracts to provide state and local governments (and their agencies) with 911 public safety and location technology solutions. Although the contracts themselves represent legal, binding obligations of these governments, funding is often subject to the approval of budgets (for example, on an annual or bi-annual basis). Although funding for these multi-year contracts is dependent on future budgets being approved, we include the full estimated value of these large, multi-year contracts in our backlog given the legal obligations of the customer, the critical nature of the services being provided and the positive historical experience of our state and local government customers passing their respective budgets.

There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual amount and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual recognition of revenue on contracts included in backlog may never occur or may change because a program schedule could change, a customer may not follow up with order details (e.g., delivery instructions), fluctuations in currency exchange rates after an order is placed could cause our products to become too expensive for a foreign customer, a customer’s program could be canceled, a contract could be reduced, modified or terminated early due to changes in a customer’s priorities, funding may not be included in future budgets, actual indirect rates being reimbursed on U.S. government contracts may ultimately be less than those indirect rates included in our initial proposals, or an option that we had assumed would be exercised is not exercised. As a result of these contingencies, we may adjust our backlog if we determine that such orders are no longer firm and/or funded. In addition to adjustments from these types of contingencies, variations in backlog from time to time are attributable, in part, to changes in sales mix, the timing of contract proposals, the timing of contract awards, delivery schedules on specific contracts, new bookings obtained through acquisitions or reductions due to divestitures or other restructuring type activities. A large majority of the solutions in our satellite ground infrastructure technologies product line within our Satellite and Space Communications segment operate under short lead times. Backlog in both our Satellite and Space Communications segment and Allerium segment has been, and could be, highly influenced by the nature and timing of orders received from federal, state and local governments and defense-related agencies, causing such orders to be subject to unpredictable funding, deployment and technology decisions by such customers. As a result, we believe our backlog and orders, at any point in time, are not necessarily indicative of the total sales anticipated for any future period.

For more information about risks pertaining to our backlog, see the discussion of our Transformation Plan discussed above, as well as those risks outlined in Item 1A – Risk Factors under Part I of this Form 10-K.

Research and Development

We have established leading technology positions in our fields through internal and customer-funded research and development activities.

Internal research and development expenses are reported as research and development expenses for financial reporting purposes and were $17.4 million, $24.1 million and $48.6 million in fiscal 2025, 2024 and 2023, respectively, representing 3.5%, 4.5% and 8.8% of total consolidated net sales, respectively, for these periods. Customer-funded research and development activities relate to the adaptation of our basic technology to specialized customer requirements which is recoverable under contracts and is reflected in net sales with the related costs included in cost of sales. Certain of our government customers also contract with us from time to time to conduct research on telecommunications software, equipment and systems. During fiscal 2025, 2024 and 2023, we were reimbursed by customers for such activities in the amounts of $22.8 million, $23.0 million and $14.0 million, respectively.

In addition to the recent increases in customer-funded research and development activities, in fiscal 2025 and 2024, we also experienced an increase in engineering efforts related to cost to fulfill contract assets and internal use software. In both fiscal 2025 and 2024, we capitalized $2.9 million for cost to fulfill contract assets. In fiscal 2025 and 2024, we capitalized $3.9 million and $3.8 million, respectively, for internal use software. As a result of these trends and the impact of reductions in force actioned in fiscal 2025 and 2024, our research and development expenses for financial reporting purposes significantly decreased as compared to historical periods.

During fiscal 2025, 2024 and 2023, we incurred $0.3 million, $4.1 million and $3.8 million, respectively, of strategic emerging technology costs for next-generation satellite technology to advance our solutions offerings to be used with new broadband satellite constellations. A significant portion of these costs related to our steerable antenna operations in Basingstoke, United Kingdom, which we wound down in fiscal 2025. Future costs, if any, will be reported as part of our ongoing research and development activities and not added back to our Adjusted EBITDA.

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

Some of our key Satellite and Space Communications segment technology is protected by patents that are significant to protecting our proprietary technology. We have been issued several U.S. patents relating to forward error correction technology that is utilized in our Turbo Product Code or TPC enabled satellite modems. We do not expect that upon expiration of these patents, our future results will be negatively impacted.

We have dozens of patents worldwide relating to wireless location services, text messaging, GPS ephemeris data, emergency public safety data routing, electronic commerce and other areas. To-date, our strategy has been to avoid offensive and defensive patent litigation and focus on building meaningful partnerships with other companies through direct licensing, cross licensing, and other forms of agreements. We do not believe that any single patent or group of patents, patent application or patent license agreement is material to our operations.

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

Listed below, in alphabetical order, are some of our competitors in each of our two business segments:

Satellite and Space Communications – Advantech Co., Ltd., Aethercomm Inc. (acquired by Frontgrade Technologies, a portfolio company of Veritas Capital), Agilis Satcom, AMERGINT Technologies, Inc. (acquired by ARKA), Amkom Design Group Inc., AnaCom, Inc., Codan Limited, Communications and Power Industries (also referred to as "CPI"), Datum Systems, Inc., dB Control Corp. (a subsidiary of HEICO Corp.), Gilat Satellite Networks Ltd., General Dynamics Corporation, Hughes Network Systems, LLC (a subsidiary of EchoStar), Kratos Defense and Security Solutions (Including Kratos RT Logic and Avtec Systems, Inc.), L3Harris Technologies, Inc., Mission Microwave Technologies, LLC, ND Satcom GmbH, Novelsat LTD, Paradise Datacom Ltd. (a subsidiary of Teledyne Technologies Inc.), Raytheon Technologies Corporation, Safran Defense and Space, Inc., ST Engineering iDirect, Inc. (including Newtec), Starlink Services, LLC (a wholly owned subsidiary of SpaceX), Terrasat Communications Inc., TrellisWare Technologies, Inc., Ultra Intelligence and Communications and ViaSat, Inc.

Allerium – AT&T Inc., Atos, Axon Enterprise, Inc., Bandwidth.com, Carbyne, Central Square Technologies, 8x8, Inc., Everbridge, Inc. (acquired by Thoma Bravo), Hexagon AB, Immersive Labs, INdigital (acquired by Novacap), Intersec, Intrado Life & Safety, Inc., Invictus Apps, Inc. d/b/a PREPARED (acquired by Axon), LM Ericsson, Lumen Technologies, Inc. (formerly CenturyLink, Inc.), Mobilaris AB, Mobile Arts AB, Motorola Solutions, Inc., NGA911, NextNav, Inc., Nokia Networks (a subsidiary of Nokia Corporation), Polaris Wireless, RapidDeploy Inc. (acquired by Motorola Solutions), RapidSOS, Rave Mobile Safety (acquired by Motorola Solutions), Sinch AB (Inteliquent), Synergem Technologies, SS8, TomTom N.V., Versaterm Public Safety Inc., WestTel and Zetron.

We believe that competition in all our markets is based primarily on technology innovation, product performance, reputation, delivery times, customer support and price. Due to our proprietary know-how, we believe we can develop, produce and deliver products and services on a cost-effective basis faster than many of our competitors.

Corporate Responsibility and Sustainability

We recognize the need for driving corporate responsibility within our organization, throughout our supplier network and in our communities. To drive this responsibility, we will continue to target effective corporate governance, ethical behavior in the workplace and social responsibility, while also updating and enhancing this focus with initiatives, such as: refreshing the roles and responsibilities of the committees of our Board of Directors to ensure oversight of compliance, risks, and best practices; and enhancing our company-wide People Strategy to continue to foster and promote workplace talent and employee engagement.

Human Capital

Our employees and our culture are regarded as keys to our success to retain top talent, boost productivity and align with our company’s mission. Our comprehensive people strategy continues to focus on developing a meaningful plan to enhance our employees’ experience and promote people-centric policies. We are passionate about building impactful employee engagement through a variety of programs, initiatives, and other opportunities. As part of this strategy, we are providing a foundation for a workplace where employees feel they belong, their views are valued, and they are empowered to pursue opportunities that drive their professional passion. Our People Strategy is also focused on meeting our strategic recruitment initiatives, developing and promoting talent, supporting competitive benefits and wellness programs, and emphasizing the importance of our employees’ health, safety and wellness.

Fostering Engagement
We believe that a positive, welcoming environment leads to greater involvement and connection to the organization which foster a sense of proactive belonging, a key component for achieving a sustainable impact. At the heart of our approach is the intentional act of bringing people together across social, cultural and experiential gaps. By creating opportunities for provocative thinking and meaningful experiences, we are able to challenge assumptions that disrupt our innate habits of thinking and behaving. We strive for an environment where all employees feel that they belong, are accepted, included, respected and supported as individuals.

We expect our employees and contractors to foster authentic connections and cultivate hospitable spaces. Our policy promotes equal employment opportunities without discrimination or harassment on the basis of race, color, national origin, religion, sex, age, disability, or any other status protected by law. Our senior leadership team drives these efforts across the enterprise to cultivate a strong culture of inclusivity.

At least once per month we organize an event or engagement where employees are encouraged to participate to celebrate our workforce and our communities. Events include National Pet Day, Men’s Health Awareness, Breast Cancer Awareness Month, and Autism Awareness Month, among others. In fiscal 2025, we also commemorated "Honor Week” by spotlighting our veteran employees and recognizing their accomplishments.

Our recent progress coupled with leadership style changes has inspired a reinvigorated corporate culture that emphasizes transparency, empowerment and accountability, in which employees are increasingly taking pride in contributing to our collective success, which has enhanced morale, employee retention and performance. We are working to build stronger employee connections through several new initiatives. Strong communication is the key to providing the foundation for an engaged workforce. Company news, employee opportunities, company initiatives and events are communicated through our company-wide intranet and monthly segment town hall meetings. We also implemented company-wide town hall meetings, at least quarterly, which are led by our Chief Executive Officer and senior leadership team. These meetings have been well-received by employees, reinforcing transparent communication and a feeling of inclusion and a forum to "have a voice." We continued our "Meet the Team" series, profiling one employee each month in a monthly article released on our intranet and we also launched the “MORE” program (which stands for "Moments of Recognition Every Day") to showcase our appreciation for our employees' contributions and successes. Specifically, MORE provides an opportunity to publicly recognize Employee and Manager of the Month winners (winners are personally notified by our CEO each month), service awards and other segment success celebrations.

Developing and Retaining Talent
To meet and execute our strategic business goals, we are committed to ensuring that our employees find their careers at Comtech filled with purpose, growth and fulfillment. We are focused on sourcing, attracting and retaining top talent, including those with engineering, science and technical backgrounds. We continuously review the skillsets required to meet our customers’ needs and reflect this review in our recruitment efforts. To promote this initiative, we use a variety of recruiting platforms aimed at attracting talent of various backgrounds and cultures and professional connections,. We aim to create personalized development plans during our talent, promotion and succession planning.

We value employee development at all career stages and performance levels. We continuously invest in programs, benefits and resources to foster the personal and professional growth of our colleagues. We provide ongoing training and career development opportunities by offering courses through Comtech University, our online learning management system, and offer job-specific training to promote and develop advancement within the organization and to enhance skills. In fiscal 2025, we added several required trainings to provide awareness of and foster compliance with key Company policies.

We value exceptional employees who make a difference to the communities where we operate. In addition to spotlighting employee achievements through our communication channels, we recognize employees who go the extra mile with our annual “Above and Beyond” award showcasing volunteerism in local communities.

At July 31, 2025, we had 1,385 employees (including temporary employees and contractors), 820 of whom were engaged in production and production support, 323 in research and development and other engineering support and 242 in marketing and administrative functions, including sales, accounting and finance, tax and information technology. None of our U.S. employees are represented by a labor union. Of our total employees, 281 are based outside of the U.S., including 159 in Canada and 93 in India. We believe our employee relations are good.

Safety and Wellness
We strive to maintain a robust health, safety and wellness program to ensure a healthy work environment, promote workforce resiliency and enhance business value. We encourage employee participation to identify opportunities for improvement and review and monitor our performance with safety committees at our local sites. Local safety committees identify safety programs and ensure completion of all training and target learning objectives.

All employees and their households have access to an employee assistance program, as well as a health advocate program to help with all aspects of benefits, family life, financial concerns legal issues and transition to retirement. Assistance is available 365 days per year, 24 hours per day. This year employees had an opportunity to participate in several wellness events as a company-wide challenge.

We rigorously review our benefit and compensation plans to maintain competitive packages that reflect the wellness needs of our workforce and the marketplace as part of our financial wellness initiatives. These programs include a 401(k) plan, comprehensive health packages and welfare benefits, among many others. We support pay equity for all employees within the same geographic area, experience level and performance standards. To support this initiative, at the start of fiscal 2025, we rolled out our job architecture program to provide simplicity and clarity on roles (levels, titles, scope), mobility (visibility into potential career paths), alignment (of roles with organizational goals and objectives) and equity (a framework designed to support fair compensation practices).

Environment
We are committed to reducing our environmental impact across our value chain, including in the design of our products, operation of our facilities and procurement of materials. We are also committed to maintaining compliance with the various global environmental regulations that are applicable to our business segments, including with the respect to the waste and emissions generated at our facilities. Our Board of Directors is responsible for the oversight of our environmental efforts, and the management of climate-related issues is overseen by our Chief Legal Officer.

We seek to increase efficient usage of building space and we offer our employees incentives to promote greener commuting options through rideshare programs.

We are committed to providing a workplace which values the health, safety, and well-being of our employees, contractors and visitors to our facilities, complying with Environment, Health and Safety ("EHS") legal requirements, and minimizing EHS risk. In fiscal 2025, we continued to support our EHS goals of engaging employees at all levels of the organization in the prevention of work-related injuries and illnesses, reducing environmental impacts and fostering a culture of continuous improvement.

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

As a U.S. government contractor and subcontractor, we are subject to a variety of rules and regulations, such as the Federal Acquisition Regulation ("FAR"). Individual agencies can also have acquisition regulations. For example, the DoD implements the FAR through the U.S. Defense Federal Acquisition Regulation Supplement (commonly known as "DFARS"). For certain Federal government entities, the FAR regulates the phases of any product or service acquisition, including: acquisition planning, competition requirements, contractor qualifications, protection of source selection and vendor information, and acquisition procedures. In addition, the FAR addresses the allowability of supplier costs, while Cost Accounting Standards address how those costs can be allocated to contracts. The FAR also subjects suppliers to audits and other government reviews. These reviews cover issues such as cost, performance and accounting practices relating to our contracts. The government may challenge a supplier's costs and fees or require corrective actions which can delay programs and increase our costs. Suppliers are also required to comply with the National Industrial Security Program Operating Manual for the handling of classified materials and programs and is administered by the Defense Counterintelligence and Security Agency (“DCSA”). Suppliers who do not comply with these various regulations may lose and/or become ineligible for facility security clearances and/or participation in classified and non-classified programs.

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

In fiscal 2025, $151.3 million or 30.3% of our consolidated net sales were to the U.S. government (including sales to prime contractors to the U.S. government). Of this amount, firm fixed-price and cost-reimbursable type contracts (including fixed-fee, incentive-fee and time and material type contracts) accounted for $96.7 million and $54.6 million, respectively.

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

Our international sales are subject to U.S. and foreign regulations such as the Arms Export Control Act, the International Emergency Economic Powers Act ("IEEPA"), the International Traffic in Arms Regulations ("ITAR"), the Export Administration Regulations ("EAR") and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control ("OFAC"), the Department of Commerce ("DoC") , the Department of State and their foreign counterparts as well as other applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations. We must comply with all applicable export control laws and regulations of the U.S. and other countries. Certain of our products and systems may require licenses from U.S. government agencies for export from the U.S. or other countries, and some of our products are not permitted to be exported. We cannot be certain that we will be able to obtain necessary export licenses, and such failure would materially adversely affect our operations. If we are unable to receive appropriate export authorizations in the future, we may be prohibited from selling our products and services internationally, which may limit our sales and have a material adverse effect on our business, results of operations and financial condition. In addition, in certain cases, U.S. and foreign export controls also severely limit unlicensed technical discussions, such as discussions with any persons who are not U.S. citizens or permanent residents. As a result, in cases where we may need an export license, our ability to compete against a non-U.S. domiciled foreign company that may not be subject to the same U.S. laws may be materially adversely affected. In addition, we are subject to the FCPA and other local laws that generally bar bribes or unreasonable gifts to foreign governments or officials. Violations of these laws or regulations could result in significant sanctions, including disgorgement of profits, fines and criminal sanctions against us, our officers, our directors or our employees, more onerous compliance requirements, more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. A violation of any of the regulations enumerated above could materially adversely affect our business, financial condition and results of operations. Additionally, changes in regulatory requirements could further restrict our ability to deliver services to our international customers or negatively impact our business, including the addition of a country to the list of sanctioned countries under the IEEPA or similar legislation.

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

Laws and regulations have been enacted that affect companies conducting business on the Internet, including the European General Data Protection Regulation ("GDPR"). The GDPR imposes certain privacy related requirements on companies that receive or process personal data of residents of the European Union that are currently different than those in the U.S. and include significant penalties for non-compliance. Similarly, there are several legislative proposals in the U.S., at both the federal and state level, that could impose new obligations in areas affecting our business, such as liability for personal data protection. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. Our costs to comply with the GDPR as well any other similar laws and regulations that emerge may negatively impact our business.

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

Global Risks
•New and ongoing challenges relating to current supply chain constraints, including for satellite ground station and troposcatter components, and impacts from inflation and any new or increased tariffs on imports and other trade restrictions, could adversely impact our revenue, gross margins and financial results.

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

•Ongoing instability and conflicts in global markets, including in Ukraine, the Gaza Strip, Israel, Lebanon and other countries in the Middle East and Asia, and the attending possibility of economic sanctions, have created and may continue to create economic and political disruption that could adversely impact our revenue, gross margins and financial results.

Transformation Plan Risks
•We may fail to realize all of the anticipated benefits of our strategic and operational initiatives, or those benefits may take longer to realize than expected.

•Our transformation plan may require a substantial portion of the time and attention of our management team, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

Business Risks
•Our cash and liquidity projections may not materialize as anticipated.

•Our business outlook is difficult to forecast and operating results are subject to significant fluctuations and are likely to be volatile.

•Our backlog is subject to customer cancellation or modification and such cancellations or modifications could result in a decline in sales and increased provisions for excess and obsolete inventory.

•Our efforts to invoice and collect unbilled accounts receivable may be unsuccessful.

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

•Divestitures of portions of our business in the course of carrying out our transformation plan and reshaping our product portfolio could prove difficult to carve out, disrupt our business, dilute stockholder value or adversely affect operating results or the market price of our common stock.

•Our investments in recorded goodwill and other intangible assets have been impaired and may be further impaired as a result of future business conditions, a deterioration of the global economy or if we change our reporting unit structure for any reason.

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

Competitive Risks
•All of our business activities are subject to rapid technological change, new entrants, the introduction of other distribution models and long development and testing periods, each of which may harm our competitive position.

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

The effects of inflation and labor challenges have caused, and we expect will continue to cause further delays in the supply chain. Despite our attempts to mitigate the impact on our business, constrained supply chain conditions have and are expected to continue to adversely impact our costs of goods sold and may impact the timing and amount of revenue we realize. In our recent past, we experienced disruptions in our supply chain relating to later-than-expected delivery of certain key components from several suppliers that adversely impacted our revenues. In addition, supply chain issues have affected the quality of the components we receive, which in some cases caused such components to not meet our specifications.

In addition, the U.S. recently implemented further changes to trade policies, including adding new or modifying existing tariffs on imports, in some cases significantly. The impact of these tariffs is subject to a number of factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any retaliatory responses to such actions that the target countries may take and any mitigating actions that may become available. Although some of these tariffs have been paused or reduced, there is significant uncertainty as trade negotiations are ongoing and outcomes are unpredictable. Tariffs and any retaliatory actions, if implemented, could significantly increase the cost of our products and result in lower demand for our products, delivery delays, and terminations of orders by customers. The uncertainty in the trade environment may also contribute to broader macroeconomic and financial market weakness and volatility, such as inflationary pressures affecting interest rates and volatility in the stock market affecting the price of our common stock. While we continue to evaluate the potential impact of the new tariffs on our business, given the volatility and uncertainty regarding the scope and duration of such tariffs and other aspects of U.S. and foreign government trade policies, their ultimate impact on our operations and financial results remains uncertain.

We obtain certain components and subsystems from a single source or a limited number of sources. Some of our single source suppliers, particularly those that provide satellite ground station and troposcatter components, have in the past reported to us that they are having disruptions in their respective supply chains. These single source components, which include items such as RF filters and custom fiber connectors are in limited supply with very long lead times. In some cases, we have now depleted our stock inventory and we are on waiting lists to obtain additional components. In order to ship certain items in the future, we must obtain additional components to produce certain finished goods. We continue to seek new suppliers and inventory elsewhere. In light of current challenges in the supply chain, we may not be able to qualify alternate suppliers for our components timely, or at all.

Heading into fiscal 2026, we have a significant portion of our anticipated revenues in funded backlog. However, if shipments from our backlog are delayed, we are unable to perform as expected on orders accounted for over time, or we are unable to obtain expected orders or components, we may not achieve our business outlook. The aforementioned supply chain constraints, and their related challenges could result in, among other things, future shortages, increased material costs or use of cash, engineering design changes, late delivery penalties and delays in new product introductions, each of which could adversely impact our revenue, gross margins and financial results. There can be no assurance that the impacts of any or all the aforementioned conditions will not continue, or worsen, in the future.

If global economic business and political conditions deteriorate as compared to the current environment, it could have a material adverse impact on our business outlook and our business, operating results and financial condition.

Many of the end-markets for our products and services may be significantly impacted by other issues that result in adverse global economic conditions. For example, many of our international end-customers are in emerging and developing countries that are subject to sweeping economic and political changes. Many governments around the world are under pressure to reduce their spending. From time to time, global oil and natural gas prices have been volatile and have significantly impaired the ability of certain of our government customers in the oil and gas producing regions of the world to invest in telecommunications products and infrastructure. Additionally, from time to time, the relative strength of the U.S. dollar against many international currencies has negatively impacted the purchasing power for many of our international end-customers because most of our sales are denominated in U.S. dollars. We generate significant sales from many emerging and developing countries and any such reduced purchasing power of our customers could adversely impact our sales and backlog.

If credit in financial markets outside of the U.S. remains difficult to obtain, our international customers and suppliers may find it difficult to obtain financing, which could result in a decrease in, or cancellation of, orders for our products and increased transaction costs (e.g., insurance, performance bonds). Volatility of financing conditions may cause our customers to be reluctant to spend funds required to purchase our solutions and could cause their projects to be postponed or canceled. In addition, if an adverse economic environment and lack of financing results in insolvencies for our customers, it would adversely impact the recoverability of our accounts receivable and/or inventories which would, in turn, adversely impact our results of operations.

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

We design and manufacture our over-the-horizon microwave equipment and systems in Florida, where major hurricanes have occurred in the past, and amplifiers in Santa Clara, California, an area close to major earthquake fault lines. Additionally, certain of our Allerium segment activities are conducted in Washington State near a fault line. We maintain operations in Maryland near a U.S. Navy facility which may be more prone to a terrorist attack. Our operations in these and other locations (such as in our high-volume technology manufacturing center located in Arizona), could be subject to natural disasters or other significant disruptions, including hurricanes, tornadoes, typhoons, tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, medical epidemics, acts of terrorism, power shortages and blackouts, telecommunications failures, and other natural and man-made disasters or disruptions.

We cannot be sure that our systems will operate appropriately if we experience hardware or software failures, intentional disruptions of service by third parties, an act of God or an act of war. A failure in our systems could cause delays in transmitting data, and as a result we may lose customers or face litigation that could involve material costs and distract management from operating our business.

In the event of any such disaster or other disruption, we could experience disruptions or interruptions to our operations or the operations of our suppliers, distributors, resellers or customers; destruction of facilities; and/or loss of life, all of which could materially increase our costs and expenses and adversely affect our business, results of operations and financial condition.

Ongoing instability and conflicts in global markets, including in Ukraine, the Gaza Strip, Israel, Lebanon, and other countries in the Middle East and Asia, and the attending possibility of economic sanctions, have created and may continue to create economic and political disruption that could adversely impact our revenue, gross margins and financial results.

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

The conflict between Russia and Ukraine impacted our sales pipeline and continues to have repercussions for our business. As a result of the economic sanctions against Russia, we stopped accepting new orders in Russia and wound down our Russian operations in fiscal 2024. We intend to repatriate proceeds from former operations in Russia as permitted by law; however, our ability to do so may be negatively impacted by continuing sanctions against Russia, as well as by the laws within Russia.

As a result of this conflict, from time to time since February 2023, we believe that certain customers (including the U.S. government, Ukraine and neighboring countries) paused procurement and deployment of satellite and troposcatter communication systems, and instead began purchasing war-fighting equipment. Accordingly, it has become difficult to predict the timing or dollar amount of our contract awards in the region. Additionally, funding for opportunities with other customers that we expected to book and ship has also been shifted to other programs and/or temporarily delayed as a result of changes in defense spending priorities.

The U.S. Government's budget deficit, as well as a breach of the debt ceiling, could have an adverse impact on our operations.

Our sales to government customers are highly dependent on the U.S. defense budget, which in turn is driven by an annual appropriation by Congress. These appropriations rarely align with the performance period of our contracts; for instance, most of our government contracts are only partially funded at inception. DoD budgets are driven by factors that are outside our control (such as economic conditions, administration policy shifts within the Executive branch and geopolitical events). Any one or combination of these factors may adversely impact our operations, resulting in a decline of sales and operating income.

Transformation Plan Risks

We may fail to realize all of the anticipated benefits of our strategic and operational initiatives, or those benefits may take longer to realize than expected.

We are continuing to execute a plan to transform Comtech through the exploration of strategic alternatives for our various businesses and product lines, the pursuit of further portfolio-shaping opportunities to enhance profitability, efficiency and focus, and the implementation of additional operational initiatives to both achieve profitable results from operations, as well as to align our go-forward cost structure with our future state business. There can be no assurance that any of these initiatives will result in outcomes on terms acceptable to us or at all. Even if any of these initiatives were completed, there can be no assurance as to the timing of completing these activities. Moreover, we may not realize any or all of the anticipated benefits from our pursuit of these initiatives, and related transactions could in fact adversely affect our business. Our ability to realize the anticipated benefits of our transformation plan will depend, to a large extent, on our ability to continue to focus on, and to achieve, more predictable growth related to our remaining business. Some of the anticipated benefits may not occur for a significant period of time. In addition, we may retain certain liabilities or obligations related to any disposed businesses that may arise under contract or law, or may have difficulties enforcing our rights, contractual or otherwise, against the buyer. The outcome of these initiatives and the related transactions may not enhance long-term stockholder value as anticipated. Further, our transformation plan could result in near-term restructuring charges and a material impairment of our goodwill and/or intangible assets, among other things.

Many of these factors will be outside of our control and any one of them could result in increased costs, including restructuring charges, decreases in the amount of expected revenues and diversion of management’s attention, which could adversely affect our business, financial condition and results of operations. In addition, the process of such transformation plan, including divesting assets, carries an inherent risk of market fluctuations and economic uncertainties that could undermine the value we expect to realize.

Our transformation plan may require a substantial portion of the time and attention of our management team, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

Our management team has spent, and continues to spend, a significant amount of time and effort focusing on our transformation plan. This diversion of attention may have an adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the time it takes to complete our transformation plan is protracted. During the pendency of the transformation plan, our employees may face considerable distraction and uncertainty, and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations. Likewise, we could experience losses of customers who may be concerned about our long-term viability.

Business Risks

Our cash and liquidity projections may not materialize as anticipated.

In fiscal 2025, 2024 and 2023, we reported operating losses of $139.1 million, $79.9 million and $14.7 million, respectively, and net cash used in operating activities of $8.3 million, $54.5 million and $4.4 million, respectively. At July 31, 2025 and November 7, 2025 (the date closest to the issuance date), total outstanding borrowings under our Credit Facility were $133.9 million and $135.0 million, respectively. Of such amounts, $17.6 million was drawn on the Revolver Loan at both dates.

At July 31, 2025, October 31, 2025 and November 7, 2025, our available sources of liquidity totaled $47.0 million, $51.0 million and $50.3 million, respectively, which includes qualified cash and cash equivalents of $37.4 million, $41.4 million and $40.7 million, respectively, and the remaining available portion of the Revolver Loan of $9.6 million as of each such date.

As of the issuance date, we expect cash and cash equivalents and cash flows from both operating and financing activities to be our principal sources of liquidity. We also believe these sources of liquidity will be sufficient to fund our operating and cash commitments for investing and financing activities over the next year beyond the issuance date.

During fiscal 2025 and through the issuance date, we have taken the following actions, and implemented the following plans, to improve our operational and financial performance, enhance our liquidity and financial condition and ability to meet our financial covenants contained in our credit facilities:

•Engaged in portfolio-shaping opportunities to enhance profitability, efficiency and focus, including the elimination of legacy solutions that were not contributing meaningfully to net sales and or gross profits;

•Prioritized efforts to complete low or no margin non-recurring engineering contracts in order to accelerate our migration to higher volume and higher margin manufacturing related orders with improved cash conversion cycles;

•Developed and launched new products and services around differentiated technology and solutions;

•Improved operating profitability by entering into, or renegotiating, sales or service contracts with more favorable pricing and payment terms;

•Reduced our cost structure to better align operating expenses with revenue expectations, including facility and headcount rationalization and optimization;

•Through new leadership and improved accountability and process disciplines implemented throughout the organization, reduced our investments in working capital (e.g., accounts receivable and inventory), as well as capital expenditures; and

•Through a series of capital injections, aggregating $100.0 million in the form of subordinated debt, and amendments to our credit facilities: (i) significantly reduced senior debt and related cash interest payments due under our Credit Facility; (ii) increased the available portion of our Revolver Loan; (iii) deferred the scheduled repayment of a portion of the Term Loan and the scheduled payment of certain fees due under the Credit Facility; (iv) suspended testing of our Net Leverage Ratio, Fixed Charge Coverage Ratio and Minimum EBITDA covenants under our credit facilities until January 31, 2027; and (v) reduced the minimum quarterly average liquidity requirement under our credit facilities.

Our ability to meet future anticipated liquidity needs over the next year beyond the issuance date will largely depend on our ability to execute on our operational strategy, generate positive cash inflows from operations, maximize our borrowing capacity under our Credit Facility and or secure outside capital.

Based on the foregoing, over the next year beyond the issuance date, we believe that we will: (i) be able to generate sufficient positive cash inflows and maximize our borrowing capacity under our Credit Facility to continue as a going concern, and (ii) comply with the covenants contained in our credit facilities. However, our ability to do so may also be affected by general economic, financial and other factors which are beyond our control. As such, there can be no assurances that our plans will be successful or that our projections will materialize.

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

Our efforts to invoice and collect unbilled accounts receivable may be unsuccessful.

As of July 31, 2025, we had $90.7 million of contract assets recorded in Accounts Receivable, Net on our Consolidated Balance Sheet, commonly referred to as unbilled receivables. Under U.S. generally accepted accounting principles, such contract assets generally result from timing differences between (a) when we must recognize revenue on contracts based on our activities to satisfy performance obligations related to products that have no alternative use and for which we have the right to payment in the event of a contract termination, and (b) when we can invoice our customers under the terms of those associated contracts (i.e., which is often based on our successful achievement of a milestone, such as an acceptance test or physical delivery of a product). Unbilled receivables remain at risk for collection due to several factors, including but not limited to our inability to meet invoicing milestones, customer contracts being terminated for default or actual indirect rates on cost reimbursable contracts ultimately being less than those rates estimated for revenue recognition purposes.

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

During our fiscal years ended July 31, 2025, 2024 and 2023, sales to the U.S. government (including sales to prime contractors to the U.S. government) were $151.3 million, $182.3 million and $172.0 million, or 30.3%, 33.7% and 31.3% of our consolidated net sales, respectively. In addition, 12.1% of our existing backlog consists of orders related to U.S. government contracts and our Business Outlook depends, in part, on significant new orders from the U.S. government, which undergoes extreme budgetary pressures from time to time.

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

Further, elections have introduced increased regulatory and economic uncertainty, including shifts in the spending priorities of the U.S. presidential administration and Congress and what challenges budget reductions will present for us and our industry generally. For example, in January 2025, President Trump announced an executive order establishing the Department of Government Efficiency, or "DOGE," to reform federal government processes and reduce expenditures. The U.S. government has and may continue to implement initiatives focused on efficiencies, affordability and cost reductions, such as those pursued by the DOGE, which may impact the availability of funding for U..S. government customers as a result of the elimination of departments and personnel. Changes in federal policy by the executive branch and regulatory agencies may occur over time through the new presidential administration’s and/or Congress’s policy and personnel changes, which could lead to changes involving the defense industry. However, the nature, timing and economic and political effects of such potential changes remain highly uncertain. Any future changes in U.S. policy and the response of the U.S. to global geopolitical developments could affect us in substantial and unpredictable ways. At this time, it is unclear whether and how any future changes or uncertainty surrounding future changes will adversely affect our operating environment and, therefore, demand for our products, our business, financial condition and results of operations.

The federal debt limit in the U.S. continues to be actively debated as plans for long-term national fiscal policy are discussed. The outcome of these discussions, now influenced by the new presidential administration and changes in Congress following the 2024 elections, could have a significant impact on defense spending broadly and programs we support in particular. Continued uncertainty around the approval by Congress of future budgets and/or increases in the debt ceiling of the U.S. on a timely basis could delay or result in the loss of contracts for the procurement of our products and services and we may be asked or required to continue to perform for some period of time on certain of our U.S. government contracts, even if the U.S. government is unable to make timely payments. A decrease in U.S. government spending, the elimination or curtailment of a material program in which we are involved, or changes in payment patterns of our customers as a result of changes in U.S. government spending could have an adverse effect on our business, results of operations and financial condition.

In October 2025, the U.S. federal government entered a shutdown due to a lapse in appropriations, resulting from a failure by Congress to pass a budget or continuing resolution. The shutdown has led to the suspension of non-essential government operations and services, delays in contract awards and renewals and interruptions in agency communications and decision-making processes. Consequently, the ongoing U.S. federal government shutdown has further heightened uncertainty. Prolonged or repeated shutdowns may result in delayed contract awards, delayed payments and adverse impacts on our results of operations and or cash flows. We may experience related supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors. All of the aforementioned conditions and factors could have a material adverse effect on our business, results of operations and financial condition. Additionally, cost cutting, efficiency initiatives, reprioritization, other affordability analyses, and changes in budgetary priorities by our governmental customers, including the U.S. government, could adversely impact our operating segments. We are unable to predict the impact these or similar events could have on our business, financial position, results of operations or cash flows, which could disrupt program execution and impact the timing of payments for government customers.

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

Although we take steps to mitigate our risk with respect to contracts with the U.S. government, we may not be able to do so in every instance for any of the following reasons, among others:

•Our U.S. government contracts can easily be terminated by the U.S. government - Our U.S. government contracts and subcontracts can be terminated by the U.S. government for its convenience or upon an event of default by us. Termination for convenience provisions could provide us with little to no recourse related to: our potential recovery of costs incurred or costs committed, potential settlement expenses and hypothetical profit on work completed prior to termination.

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

•Failure to comply with government contractor obligations can result in adverse consequences for us - As a supplier to the U.S. government, we must comply with numerous regulations, including those governing security, contracting practices and classified information. Failure to comply with these regulations and practices could result in fines being imposed against us, civil or criminal penalties, termination of contracts, our suspension for a period of time from eligibility for bidding on, or for award of, new government contracts, or other adverse consequences. If we are disqualified as a supplier to government agencies, we would lose most, if not all, of our U.S. government customers and revenues from sales of our products would decline significantly.

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

In addition, all of our U.S. government contracts can be audited by the Defense Contract Audit Agency ("DCAA") and other U.S. government agencies, and we can be subject to penalties arising from post-award contract audits (sometimes referred to as a Truth in Negotiations Act or "TINA" audit), cost audits in which the value of our contracts may be reduced or increased costs to implement corrective actions. If costs are found to be improperly allocated to a specific contract, those costs will not be reimbursed, and any such costs already reimbursed would be required to be refunded. Although we record contract revenues based upon costs we expect to realize upon final audit, we cannot predict the outcome of any such future audits and adjustments, and we may be required to materially reduce our revenues or profits upon completion and final negotiation of audits. Negative audit findings could also result in termination of a contract, forfeiture of profits, suspension of or refund of payments, fines and suspension or debarment from U.S. government contracting or subcontracting for a period of time.

Our dependence on sales to international customers exposes us to unique business, commercial and export compliance risks.

Sales for use by international customers (including sales to U.S. companies for inclusion in products that will be sold to international customers) represented approximately 21.0%, 21.5% and 24.0% of our consolidated net sales for the fiscal years ended July 31, 2025, 2024 and 2023, respectively, and we expect that international sales will continue to be a significant portion of our consolidated net sales for the foreseeable future. These sales expose us to certain risks, including barriers to trade, declining trade relations, fluctuations in foreign currency exchange rates (which may make our products less price-competitive), political, legal, social and economic instability, exposure to public health epidemics, availability of suitable export financing, tariff regulations and other U.S. and foreign regulations that may apply to the export of our products. Some of our business partners also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if our business partners are not able to successfully manage these risks. Although we take steps to mitigate our risk with respect to international sales, we may not be able to do so in every instance for any of the following reasons, among others:

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

•We must comply with all applicable export control laws and regulations of the U.S. and other countries - Certain of our products and systems may require licenses from U.S. government agencies for export from the U.S., and some of our products are not permitted to be exported. In addition, in certain cases, U.S. export controls also severely limit unlicensed technical discussions, such as discussions with any persons who are foreign nationals. As a result, in cases where we may need a license, our ability to compete against a non-U.S. domiciled foreign company that may not be subject to the same U.S. laws may be materially adversely affected. U.S. laws and regulations applicable to us include the Arms Export Control Act, the IEEPA, the ITAR, the EAR and the trade sanctions laws and regulations administered by the U.S. Treasury Department's OFAC. We are also subject to similar restrictions in other countries. Additionally, changes in regulatory requirements which could restrict our ability to deliver services to our international customers, including the addition of a country to the list of sanctioned countries under the IEEPA or similar legislation could negatively impact our business. For the fiscal years ended July 31, 2025, 2024 and 2023, we conducted no business with states designated as sponsors of terrorism.

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

•We must maintain a company-wide Office of Trade Compliance - In the past, we have self-reported violations of export control laws or regulations to the U.S. Department of State, Directorate of Defense Trade Controls ("DDTC"), Department of Commerce ("DoC"), OFAC and similar regulatory authorities in the jurisdictions where we have operations, including His Majesty's Revenue & Customs ("HMRC") in the U.K. We have a pending self-disclosure with the DDTC regarding exports of certain variants of our modems, as further described in "Notes to Consolidated Financial Statements - Note (14)(a) - Commitments and Contingencies - Legal Proceedings and Other Matters - U.S. Export Matter" included in "Part II - Item 8. Financial Statements and Supplementary Data," included in this Form 10-K. In addition, we have made various commitments to U.S. government agencies that oversee trade and export matters and have committed that we will maintain certain policies and procedures including maintaining a company-wide Chief Trade Compliance Officer and Office of Trade Compliance and conducting ongoing internal assessments and reporting of any future violations to those agencies. Even though we take precautions to avoid engaging in transactions that may violate U.S. export control laws or regulations and their foreign counterparts, including trade sanctions, those measures may not be effective in every instance. If it is determined that we have violated export control laws or regulations or trade regulations in any jurisdictions, civil and criminal penalties could apply, and we may suffer reputational harm.

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

•We may be affected by current and future impositions of tariffs and trade restrictions - The U.S. has continued to adjust its trade policies in recent years, including adding new or modifying existing tariffs on imports, in some cases significantly, and other restrictive trade policies. Although some of these tariffs have been paused or reduced, there is significant uncertainty as trade negotiations are ongoing and outcomes are unpredictable. Our inability to effectively manage the negative impacts of U.S. and foreign trade policies, including, in connection with our business with customers outside of the U.S. or with newly sanctioned entities could adversely affect our business and financial results.

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

If our wireless carrier partners change the pricing and other terms by which they offer our products to their end-customers or do not continue to provide our services at all or renegotiate lower fees with us, our business, results of operations and financial condition could be suddenly and materially adversely affected.

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

Poor performance in or disruptions of the services included in our advanced communication solutions could harm our reputation, delay market acceptance of our services and subject us to liabilities (including breach of contract claims brought by our customers and third-party damages claims brought by end-users). Our wireless carrier agreements and certain customers require us to meet specific requirements, including operational uptime requirements or be subject to penalties.

If we are unable to meet contractual requirements with our wireless carrier partners, they could terminate our agreements or we may be required to refund a portion of monthly subscriptions fees they have paid us.

Disputes with our subcontractors or key suppliers or their inability to deliver on a timely basis, could cause delays in our shipments.

Our subcontractors and key suppliers are essential members of our team. Nevertheless, we may occasionally have commercial disputes with them (e.g., over the quality, timeliness or cost of their products or payment patterns in connection with rendered goods and services). Suppliers may also take steps to revise payment terms (e.g., by requiring payment in advance of delivery or payment milestones) that may negatively impact the anticipated timing of components required for the assembly of our products or services rendered in support of our programs. Additionally, our subcontractors and suppliers may experience financial difficulties which may impact their ability to execute against their contractual commitments and delay or otherwise disrupt deliveries. In such instances, we may not receive the components or subsystems for which we have contracted. Taken together, each of the risks set forth herein may have a material adverse effect on our results of operations and financial condition.

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

The solutions we provide customers are complex. We cannot ensure that our extensive testing of our solutions will detect all defects. Quality issues reported by our customers for products covered under warranty could adversely impact our reputation and negatively affect our operating results. If significant warranty obligations arise due to reliability or quality issues arising from such defects, our reputation and operating results could be negatively impacted.

Strategic Growth Risks

We face a number of risks relating to the expected long-term growth of our business. Our business and operating results may be negatively impacted if we are unable to manage this growth.

Our business is uniquely subject to certain risks related to its long term growth. These risks include:

•We may not be ultimately successful in transformation activities - Carrying out our transformation plan, including portfolio reshaping, is a complex undertaking. Managing the restructuring of multiple production facilities and their attending employee populations is difficult and may negatively impact business prospects in the short and long term. Additionally, in the course of evaluating our portfolio, we may determine that one or both of our reporting units has an estimated fair value below its carrying value and conclude that goodwill in such reporting unit is impaired.

•The loss of key technical and/or management personnel in the course of restructuring could adversely affect our business - Carrying out our transformation plan, including portfolio reshaping, will require the continued contributions of key technical and management personnel. The management skills that have been appropriate for us in the past may not continue to be appropriate if we grow and diversify. Filling new positions may be difficult in the current competitive labor market. Moreover, many of our key and technical management personnel would be difficult to replace and are not subject to employment or non-competition agreements. We currently have research and development employees in areas that are located a great distance away from our U.S. headquarters and some work out of their respective homes. Managing remote product development operations is difficult and we may not be able to manage the employees in these remote centers successfully. Our expected growth and future success will depend, in large part, upon our ability to attract and retain highly qualified engineering, sales and marketing personnel. Competition for such personnel from other companies, academic institutions, government entities and other organizations is intense. Although we believe that we have been successful to date in recruiting and retaining key personnel, we may not be successful in attracting and retaining the personnel we will need to grow and operate profitably, especially in the current competitive labor market.

•We may not be able to improve our processes and systems to keep pace with anticipated growth - The future growth of our business may place significant demands on our managerial, operational, production and financial resources. In order to manage that growth, we must be prepared to improve and expand our management, operational and financial systems and controls, as well as our production capabilities. We also need to continue to recruit and retain personnel and train and manage our employee base. We must carefully manage research and development capabilities and production and inventory levels to meet product demand, new product introductions and product and technology transitions. If we are not able to timely and effectively manage our growth and maintain the quality standards required by our existing and potential customers, it could have an adverse effect on our business, results of operations and financial condition. Additionally, in light of various factors including but not limited to our announced transformation plan, we have postponed or re-prioritized certain initiatives (e.g., our drive toward a common company-wide ERP tool), which may result in certain inefficiencies or increased costs in the future.

•Our markets are highly competitive and there can be no assurance that we can continue to compete effectively - The markets for our products are highly competitive. There can be no assurance that we will be able to continue to compete successfully on price or other terms, or that our competitors will not develop new technologies and products that are more effective than our own. We expect the DoD’s increased use of commercial off-the-shelf products and components in military equipment will encourage new competitors to enter the market. Also, although the implementation of next-generation communications services is in its early stages in many developing countries, we believe competition will continue to intensify as businesses and foreign governments realize the market potential of such services. Many of our competitors have financial, technical, marketing, sales and distribution resources greater than ours. We continue to see requests for proposals from large wireless carriers for sole-source solutions and have responded to several such requests. In order to induce retention of existing customer contracts and obtain business on a sole-source basis, we may ultimately agree to adjust pricing on a retroactive basis. If our sole-source proposals are rejected in favor of a competitor’s proposal, it could result in the termination of existing contracts, which could have a material adverse effect on our business, results of operations and financial condition.

•We may not be able to obtain sufficient components to meet expected demand - Our dependence on component availability, government furnished equipment, subcontractors as key suppliers and the core manufacturing expertise of our high-volume technology manufacturing center located in Arizona exposes us to risk. Although we obtain certain components and subsystems from a single source or a limited number of sources, we believe that most components and subsystems are available from alternative suppliers and subcontractors. During the past several years, as a result of overall increased industry-wide demand, lead times for many components have increased as well as freight costs. In addition, threats of or actual tariffs, disruptions in shipping vessels having access to normal trade routes and/or unexpected port closures could limit our ability to obtain certain parts on a cost-effective basis, or at all. A significant interruption in the delivery of such items could have an adverse effect on our business, results of operations and financial condition. Similarly, if our high-volume technology manufacturing center located in Arizona is unable to produce sufficient product or maintain quality, it could have a material adverse effect on our business, results of operations and financial condition.

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

We depend on the efforts of our executive officers and certain key personnel. Any unplanned turnover or our failure to develop an adequate succession plan or business continuity plan for one or more of our executive officers, including our Chief Executive Officer (“CEO”), or other key positions could have an adverse effect on our operating results and financial condition.

On January 13, 2025, we announced that Mr. Kenneth Traub was appointed to serve as our President and CEO, in addition to his role as our Chairman. The loss or limited availability of the services of one or more of our executive officers or other key personnel, or our inability to recruit and retain qualified executive officers or other key personnel in the future, could, at least temporarily, have an adverse effect on our operating results and financial condition. Leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to our business and growth plans, including to our relationships with our customers and employees.

We have indebtedness outstanding under a Credit Facility and Subordinated Credit Facility, and may incur substantial additional indebtedness in the future. We may not be able to service our debt obligations in the future and we must maintain compliance with various covenants that impose restrictions on our business.

On June 17, 2024, we entered into a senior credit facility with a syndicate of lenders, which was subsequently amended on October 17, 2024, March 3, 2025 and July 21, 2025 (the "Credit Facility"). The Credit Facility consists of a term loan and an asset-based revolver loan. As of July 31, 2025 and November 7, 2025, total borrowings outstanding under the Credit Facility were $133.9 million and $135.0 million, respectively. See Notes to Consolidated Financial Statements - Note (8) Credit Facility included in Part II - Item 8. Financial Statements and Supplementary Data for more information.

On October 17, 2024, we entered into a subordinated credit facility with the existing holders of our convertible preferred stock, which was subsequently amended on March 3, 2025 and July 21, 2025 (the “Subordinated Credit Facility”). As of July 31, 2025 and November 7, 2025, total borrowings outstanding under the Subordinated Credit Facility were $100.1 million and $101.5 million, respectively. Such amount does not include the $25.7 million make-whole amount associated with the $65.0 million portion of the Subordinated Credit Facility. See Notes to Consolidated Financial Statements - Note (9) Subordinated Credit Facility included in Part II - Item 8. Financial Statements and Supplementary Data for more information.

If we do not have sufficient funds to repay our debt obligations when due, either at maturity or sooner under certain circumstances, it may be necessary to refinance our debt through additional debt or equity financings. If, at the time of any such refinancing, prevailing interest rates or other factors result in higher interest rates on such refinancing, increases in interest expense could have a material adverse effect on our business, results of operations and financial condition. In addition, if we are not able to obtain favorable terms pursuant to any such refinancing, the size of our credit facilities could be reduced, more restrictive covenants could be imposed on our business and features of our credit facilities could otherwise be altered or eliminated.

Our credit facilities contain various affirmative and negative covenants that may restrict our ability to, among other things, incur additional indebtedness, permit liens on our property, change the nature of our business, transact business with affiliates and/or merge or consolidate with any other person or sell or convey certain of our assets to any one person. We anticipate maintaining compliance with the terms and financial covenants in our credit facilities for the foreseeable future; however, there can be no assurance that we will be able to meet these covenants.

Further, our ability to comply with covenants, terms of and conditions on our credit facilities may be affected by events beyond our control. Failure to comply with covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations and permit the agents under our Credit Facility to enforce on the collateral pledged to the secured parties thereunder. The Subordinated Credit Facility includes a cross-default provision, whereby a default under the Credit Facility constitutes a default under the Subordinated Credit Facility. Our substantial debt obligations could impede, restrict or delay the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. For example:

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

Divestitures of portions of our business in the course of carrying out our transformation plan and reshaping our product portfolio could prove difficult to carve out, disrupt our business, dilute stockholder value or adversely affect operating results or the market price of our common stock.

As part of our transformation plan, we are exploring strategic alternatives for our various business and product lines, including the potential sale or divestiture of assets or businesses.

Future divestitures may result in the use of significant amounts of cash, increases to amortization expense and future write-offs of assets including intangibles. Divestiture related activities also involve risks that include failing to:

•obtain competitive bids for our assets;

•accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses;

•support products and services, research and development, sales and marketing and other operations during the pendency of disposition activity;

•retain key management personnel and other key employees; or

•retain customers.

Divestiture activity could also:

•divert management’s attention away from the operation of our businesses;

•result in significant goodwill and intangibles write-offs in the event a disposition negatively impacts our future results of operations and or cash flows;

•increase expenses, including transaction expenses associated with the disposition;

•result in contract termination liabilities with customers and or vendors; or

•result in insolvencies of the entities being divested.

There can be no assurance that our transformation plan, including our pursuit of strategic alternatives, will be successful within the anticipated time frame, or at all. There can also be no assurance that such activity will not adversely affect our business, results of operations or financial condition.

Our investments in recorded goodwill and other intangible assets could be impaired as a result of future business conditions, a deterioration of the global economy or if we change our reporting unit structure for any reason.

As of July 31, 2025, goodwill recorded on our Consolidated Balance Sheet aggregated $204.6 million. Additionally, as of July 31, 2025, net intangibles recorded on our Consolidated Balance Sheet aggregated $173.1 million. See Notes to Consolidated Financial Statements - Note (15) Long-lived Assets, Including Goodwill and Note (16) - Intangible Assets included in Part II - Item 8. Financial Statements and Supplementary Data for more information, including a discussion of recent impairments recognized in our Satellite and Space Communications segment.

Goodwill

For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, our Satellite and Space Communications and Allerium segments each constitute a reporting unit, as such term is defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350 "Intangibles - Goodwill and Other," and we must make various assumptions in determining their estimated fair values. We may, in the future, change the way we define our reporting units, which would require us to perform a goodwill impairment test and possibly record impairment charges.

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

On August 1, 2025 (the first day of fiscal 2026), we performed our annual quantitative assessment using market participant assumptions to determine if the fair value of each of our reporting units with goodwill exceeded its carrying value. Ultimately, based on our quantitative evaluation, we determined that our Satellite and Space Communications and Allerium reporting units had estimated fair values in excess of their carrying values of at least 19.9% and 7.3%, respectively, and concluded that our goodwill was not impaired and that neither of our two reporting units was at risk of failing the quantitative assessment.

It is possible that, during the remainder of fiscal 2026 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, or our common stock price could further fluctuate. A significant decline in our customers' spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a quantitative assessment during fiscal 2026 or beyond. If assumed net sales and cash flow projections are not achieved in future periods, our common stock price significantly declines from current levels, and /or we complete certain actions related to our transformation plan, our Satellite and Space Communications and Allerium reporting units could be at risk of failing the quantitative assessment and goodwill and intangibles assigned to the respective reporting units could be impaired.

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2026 (the start of our fiscal 2027). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods.
Net Intangibles with Finite Lives

Similar to goodwill, we also assess the recoverability of the carrying value of our long-lived assets, including identifiable intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of an asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. Based on our fiscal 2025 assessment, we believe that the carrying values of our net intangible assets were recoverable as of July 31, 2025. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

We face risks of cybersecurity threats ranging from, ransomware and denial-of-service, to attacks from more advanced and persistent, highly organized adversaries, including nation state actors, which target the defense industrial base and other critical infrastructure sectors. Our cybersecurity management team, also referred to as “InfoSec,” manages our overall information security strategy. InfoSec partners closely with our Technology, Innovation & Cyber Committee of the Board of Directors to oversee and manage cybersecurity-related risks. More tactically, we routinely audit our systems and practices against the DFARS and Cybersecurity Maturity Model Certification ("CMMC") program, DoD’s cybersecurity requirements for handling government contracts and Controlled Unclassified Information ("CUI"), respectively. Nevertheless, similar to all companies in our industry, we are under constant cyber-attack and are subject to an ongoing risk of security breaches and disruptions of our IT networks and related systems, including third-party data center facilities, whether through actual breaches, cyber-attacks (including ransomware) or cyber intrusions via the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization. We also maintain databases with private information regarding our customers and our employees. Actual security breaches or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, have increased in recent years and have become more complex. Our IT networks and systems, as well as third-party data center facilities, have been and, we believe, will continue to be under constant attack. We face an added risk of a security breach or other significant disruption to certain of our equipment used on some of our customers' IT networks and related systems which may involve managing and protecting information relating to public safety agencies, wireless carriers as well as national security and other sensitive government functions. Many of our systems have, or are required to have, system redundancies and back-up; in some cases, we may not have sufficient redundancy and/or redundancy and/or back-ups may fail. We may incur significant costs to prevent and respond to system failures, failure of redundant system components, actual breaches, cyber-attacks and other systems disruptions.

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

A security breach or other significant disruption (including as a result of a lack of redundancy and/or failure of such redundancy) involving these types of information, IT networks and related systems could, among other things:

•Disrupt the proper functionality of these networks, data center facilities and systems and therefore our operations and/or those of certain of our customers;

•Result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or our customers, including employee information and trade secrets, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

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

The laws, rules, and regulations dealing with U.S. federal, state and local and foreign income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, as well as similar agencies of international governments. Changes to tax laws (which changes may have immediate and/or retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made to applicable tax laws, such as those caused by the recent enactment of the One Big Beautiful Bill Act in the U.S. ("OBBBA"), and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

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

Our U.S. federal income tax returns for fiscal 2022 through 2025 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state income tax returns prior to fiscal 2021 are subject to audit. Although adjustments relating to past audits of our federal and state income tax returns were immaterial, a tax assessment or settlement for other periods or other jurisdictions that may be selected for future audit could have a material adverse effect on our business, consolidated results of operations and financial condition.

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

•Our future growth is dependent, in part, on developing NG-911 compliant products - The FCC requires, among other things, that certain location information be provided to network operators for public safety answering points when a subscriber makes a 911 call. Technical failures, greater regulation by federal, state or foreign governments or regulatory authorities, time delays or the significant costs associated with developing or installing improved location technology could slow down or stop the deployment of our mobile location products. If deployment of improved location technology is delayed, stopped or never occurs, market acceptance of our products and services may be materially adversely affected. Because we rely on some third-party location technology instead of developing all of the technology ourselves, we have little or no influence over its improvement. The technology employed with NG-911 services generally anticipates a migration to internet-protocol ("IP") based communication. Since many companies are proficient in IP-based communication protocols, the barriers to entry to providing NG-911 products and services are lower than for traditional switch-based protocols. If we are unable to develop unique and proprietary solutions that are superior to and/or more cost effective than other market offers, our 911 business could get replaced by new market entrants, resulting in a material adverse effect on our business, results of operations and financial condition.

•Under the FCC’s mandate, our 911 business and emerging 988 opportunities are dependent on state and local governments - Under the FCC’s mandate, wireless carriers are required to provide 911 services only if state and local governments request the service. As part of a state or local government’s decision to request 911, they have the authority to develop cost recovery mechanisms. However, cost recovery is no longer a condition to wireless carriers’ obligation to deploy the service. If state and local governments do not widely request that 911 services be provided or we become subject to significant pressures from wireless carriers with respect to pricing of 911 services, our 911 business would be harmed and future growth of our business would be reduced.

The 988 Suicide & Crisis Lifeline has seen both growth and challenges as it continues to be rolled out across the U.S. The U.S. federal government has allocated funding to this initiative, earmarked for expanding services, including regional call centers and crisis intervention teams. This funding is aimed at distributing emergency-type communications more efficiently, by providing a direct response for mental health crises. Some states, like Michigan, California and Washington, have launched their own versions of 988 services with additional state and federal support.

However, despite these efforts, the system is still far from fully optimized. Challenges include staffing shortages, particularly for behavioral health professionals, and the need for technological improvements, like geo-routing to better connect callers with the appropriate local services. Some states are also exploring sustainable funding models, such as implementing 988 surcharges similar to those used for 911 services, to ensure long-term viability.

At the U.S. federal level, the 988 Implementation Act introduced in 2023 seeks to expand access further by requiring health insurance plans to cover crisis services and addressing gaps in care for populations like those on Medicare. This law is expected to enhance the reach and effectiveness of the lifeline by building out a more comprehensive mental health response infrastructure tailored to each community’s needs.

Despite these advancements, experts note that the system will take years to fully optimize as it contends with both logistical and workforce challenges across the country. Some local initiatives, like those in Michigan, are already seeing increased call volumes and struggling to keep pace with the demand, particularly for youth mental health services.

Overall, the 988 lifeline is seen as a critical step in improving mental health responses, but it faces significant hurdles in achieving full efficacy in the coming years. If deployment of those funds is delayed, stopped or never occurs, our future prospects may be negatively impacted.

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

Over the past several years, there have been a number of laws and regulations enacted that affect companies conducting business on the Internet, including the European General Data Protection Regulation ("GDPR"). The GDPR imposes certain privacy related requirements on companies that receive or process personal data of residents of the European Union that are currently different than those in the U.S. and include significant penalties for non-compliance. Similarly, there are a number of state privacy laws, as well as legislative proposals in the U.S., at both the federal and state level, that could impose new obligations in areas affecting our business, such as liability for personal data protection. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. Our costs to comply with the GDPR as well any other similar laws and regulations that emerge may negatively impact our business.

In addition, privacy legislation may regulate the use of artificial intelligence and machine learning within our product development, testing, deployment, or other business functions, including the use of algorithms and automated processing, in ways that could materially affect our business, or which may lead to significant increases in the cost of compliance.

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

Because we are a publicly traded company, we are required to comply with provisions of securities laws, related regulations and financial reporting standards. Because securities laws, related regulations and financial reporting standards pertaining to our business are relatively complex, our business faces increased risks including the following:

•Our costs will likely increase as a result of our identification of material weaknesses within our control environment - Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules, we are required to furnish a report of management’s assessment of the effectiveness of our internal controls as part of our Form 10-K. Our independent registered public accountants are required to attest to and provide a separate opinion. To issue our report, we document our internal control design and the testing processes that support our evaluation and conclusion, and then we test and evaluate the results. See Part II - Item 9A Controls and Procedures for information related to the material weaknesses that we identified as of July 31, 2025. There can be no assurance that we will be able to remediate the material weaknesses that we have identified, or maintain all of the controls necessary for continued compliance. There likewise can be no assurance that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

•Stock-based compensation accounting standards could negatively impact our stock - Since our inception, we have used stock-based awards as a fundamental component of our employee compensation packages. We believe that stock-based awards directly motivate our employees to maximize long-term stockholder value and, through the use of long-term vesting, encourage employees to remain with us. We apply the provisions of ASC 718, Compensation - Stock Compensation, which requires us to record compensation expense in our statement of operations for employee and director stock-based awards using a fair value method. We adopted FASB ASU No. 2016-09 which modified certain aspects of ASC 718, including the requirement to recognize excess tax benefits and shortfalls in the income statement. The ongoing application of this standard will have a significant effect on our reported earnings, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the value of stock-based awards (including long-term performance shares which are subject to the achievement of three-year goals which are based on several performance metrics). The ongoing application of this standard could impact the future value of our common stock and may result in greater stock price volatility. To the extent that this accounting standard makes it less attractive to grant stock-based awards to employees, we may incur increased cash compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could have a material adverse effect on our business, results of operations and financial condition.

Also, as further discussed in Notes to Consolidated Financial Statements - Note (1) - Summary of Significant Accounting and Reporting Policies included in Part II - Item 8. Financial Statements and Supplementary Data, included in this Form 10-K, the accounting rules and regulations that we must comply with are complex and are continually changing in ways that could materially impact our financial statements. We must comply with these new rules on a go-forward basis. Because of the uncertainties of the estimates, judgments and assumptions associated with new accounting standards, as well as with any future guidance or interpretations related to them, we may incur additional costs and cannot provide any assurances that we will be able to comply with such complex rules.

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

Our management has concluded that our disclosure controls and procedures were not effective as of July 31, 2025 due to material weaknesses in internal control over financial reporting. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

After consultation with our independent registered public accounting firm, we concluded that we did not design and maintain an effective control environment commensurate with our financial reporting requirements based on the criteria in the COSO framework, as we lacked a sufficient complement of resources with an appropriate level of knowledge and experience to establish effective process and controls. This control environment material weakness contributed to other material weaknesses within our system of internal control over financial reporting at the control activity level, where we did not design and implement effective control activities, including controls related to: revenue, inventory, other assets, contract liabilities, and complex accounting matters and transactions (including debt, convertible preferred stock and related embedded derivatives). Deficiencies in control activities contributed to misstatements and the potential for there to have been material misstatements within these areas.

An international component of our Allerium segment also had ineffective controls. Specifically, we did not design and maintain effective general information technology controls (“GITCs”) and business process controls in the following areas: (i) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to financial applications, programs and data to appropriate company personnel; (ii) program change management controls to ensure that changes to information technology (“IT”) programs and data affecting financial applications and underlying accounting records are properly identified, tested, authorized and implemented with appropriate segregation of duties; and (iii) business process controls to ensure that journal entries were not amended prior to posting, as the enterprise resource planning (“ERP”) system which the international component operates did not restrict approvers from changing journal entries prior to posting. While no material misstatements were identified with respect to this international component in fiscal 2025, these deficiencies impact control activities over all financial statement account balances, classes of transactions and disclosures and contributed to the potential for there to have been material misstatements within the international component. Such international component accounted for 5.7%, 4.1% and 3.3% of our consolidated total assets and 7.6%, 5.9% and 4.6% of our consolidated net sales as of and for the three fiscal years ended July 31, 2025, 2024 and 2023, respectively.

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

Indemnification provisions in our contracts could have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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

For additional information related to these lawsuits, see Notes to Consolidated Financial Statements - Note (14)(a) - Commitments and Contingencies - Legal Proceedings and Other Matters included in Part II - Item 8. Financial Statements and Supplementary Data, included in this Form 10-K.

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

Pursuing infringers of our proprietary rights could result in significant litigation costs, and any failure to pursue infringers could result in our competitors utilizing our technology and offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the U.S. Protecting our know-how is difficult especially after our employees or those of our third-party contract service providers end their employment or engagement. Attempts may be made to copy or reverse-engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent the misappropriation of our technology or prevent others from developing similar technology. Furthermore, policing unauthorized use of our products is difficult and expensive. Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. The costs and diversion of resources could significantly harm our business. If we fail to protect our intellectual property, we may not receive any return on the resources expended to create the intellectual property or generate any competitive advantage based on it.

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

From time to time, there have been claims challenging the ownership of open-source software against companies that incorporate open-source software into their products. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open-source software. Some open-source licenses contain requirements that we make available source code for modifications or derivative works under the terms of a particular open-source license or other license granting third parties certain rights of further use. If we combine our proprietary software products with open-source software in a certain manner, we could under certain of the open-source licenses, be required to release our proprietary source code. Open-source license terms may be ambiguous and many of the risks associated with usage of open-source software cannot be eliminated, and could if not properly addressed, negatively affect our business. If we were found to have inappropriately used open-source software, we may be required to release our proprietary source code, re-engineer our products and client applications, discontinue the sale of our products or services in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, results of operations, and financial condition.

We may face infringement claims in connection with our use of artificial intelligence and machine learning within our product development, testing, and deployment, or other business functions. Such claims may arise in the context of both third-party litigation and regulatory exposure from use of third-party content contained in generation results from large-language models or other algorithmic results or outcomes that are utilized in our products or services without required attribution or permission. Such claims, if successful, may combine to (a) make it more costly for us to apply artificial intelligence and machine learning within our business, (b) lead to regulatory fines or penalties, (c) result in payments of monetary damages, or (d) require us to alter our product offerings or business practices.

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

We are engaged in business activities characterized by rapid technological change, evolving industry standards, frequent new product announcements and enhancements, and changing customer demands. The introduction of products and services or future industry standards embodying new technologies and approaches could render any of our products and services obsolete or non-competitive. The emergence of low Earth orbit ("LEO") satellite operators such as Starlink, OneWeb and Project Kuiper, have driven significant changes in the way communications equipment is procured, and may further disrupt our markets. The introduction of optical communications technology, including from satellite to satellite and satellite to ground, as well as potential offerings for satellite / cellular direct connectivity, may impact our future business. The successful execution of our business strategy is contingent upon wireless network operators launching and maintaining mobile location services, our ability to maintain a technically skilled development and engineering team, our ability to create new network software products and adapt our existing products to rapidly changing technologies, industry standards and customer needs. As a result of the complexities inherent in our product offerings, new technologies may require long development and testing periods. Additionally, new products may not achieve market acceptance or our competitors could develop alternative technologies that gain broader market acceptance than our products. If we are unable to develop and introduce technologically advanced products that respond to evolving industry standards and customer needs, or if we are unable to complete the development and introduction of these products on a timely and cost effective basis, it could have a material adverse effect on our business, results of operations and financial condition or could result in our technology becoming obsolete.

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

Our Allerium segment provides various technologies that are utilized on mobile devices. Applications from competitors for location-based or text-based messaging platforms may be preloaded on mobile devices by original equipment manufacturers, or OEMs, or offered by OEMs directly. Increased competition from providers of location-based services which do not rely on a wireless carrier may result in fewer wireless carrier subscribers electing to purchase their wireless carrier’s branded location-based services, which could harm our business and revenue. In addition, these location-based or text-based services may be offered for free or on a one-time fee basis, which could force us to reduce monthly subscription fees or migrate to a one-time fee model to remain competitive. We may also lose end users or face erosion in our average revenue per user if these competitors deliver their products without charge to the consumer by generating revenue from advertising or as part of other applications or services.

Our expected growth and our financial position depend on, among other things, our ability to keep pace with such changes and developments and to respond to the increasing variety of electronic equipment users and transmission technologies. We may not have the financial or technological resources to keep pace with such changes and developments or be successful in our research and development and we may not be able to identify and respond to technological improvements made by our competitors in a timely or cost-effective fashion. Any delays could result in increased costs of development or redirect resources from other projects. In addition, we cannot provide assurances that the markets for our products, systems, services or technologies will develop as we currently anticipate. The failure of our products, systems, services or technologies to gain market acceptance could significantly reduce our net sales and harm our business.

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

Our Allerium segment provides public safety and location technologies to various state and local municipalities and to a large extent, we are reliant on the success of our wireless partners and distributors to meet our growth objectives. In some cases, our wireless partners may have different objectives, or our distributors may not be successful. We intend to continue to work with our partners and expand our direct and indirect sales and distribution channels in this area. If we are not successful in doing so, we may not be able to achieve our long-term business goals.

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
•changes in U.S. government policies;
•changes in economic conditions generally, particularly in the markets we serve;
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

Our Board of Directors and executive management value constructive input from investors, regularly engage in dialogue with our stockholders, and are committed to acting in the best interests of all of our stockholders. However, there is no assurance that certain shareholders will not conduct activist campaigns that may not align with our business strategies or what the Board of Directors believes is in the best interest of all of our stockholders, and may be costly to us and distracting to our Board of Directors and executive management.

In September 2024, shareholders Fred Kornberg, Michael Porcelain and Oleg Timoshenko (the "Investor Group") nominated eight candidates to stand for election at our fiscal 2024 annual meeting of stockholders. On November 17, 2024, we entered into a Cooperation Agreement with the Investor Group, the terms of which are described in the Company’s Form 8-K filed with the SEC on November 18, 2024. In September 2025, we provided notice to the Investor Group regarding our intention to renominate Michael Hildebrandt at our fiscal 2025 annual meeting of stockholders, thus extending the Cooperation Agreement until 30 days prior to the director nomination deadline for our fiscal 2026 annual meeting of stockholders.

Provisions in our corporate documents and Delaware law could delay or prevent a change in control of Comtech.

We have taken a number of actions that could have the effect of discouraging, delaying or preventing a merger, acquisition or divestiture involving Comtech that our stockholders may consider favorable.

For example, the employment contract with our CEO and agreements with other of our executive officers provide for substantial payments in certain circumstances or in the event of a change of control of Comtech. In the future, we may adopt a stockholder rights plan which could cause substantial dilution to a stockholder, and substantially increase the cost paid by a stockholder who attempts to acquire us on terms not approved by our Board of Directors.

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

The cybersecurity ERM process is administered by InfoSec with input from each business segment and function. InfoSec continually monitors material cybersecurity risks facing Comtech, including cybersecurity threats and threats to our internal systems, our products, services and programs for customers, and our supply chain. Our cybersecurity risk management team has extensive experience leading information technology for global organizations across communications, aerospace and defense, and works directly with our CEO, Chief Financial Officer, Executive Vice President ("EVP") of Systems and IT Controls, and other members of senior management team to assess cybersecurity threats as part of our ERM process.

To manage and remediate cybersecurity risks identified as part of our ERM process and to manage emerging cybersecurity threats in real time; we have implemented a Managed Detection and Response system that supports the Security Operations Center. We are a member of the DoD Defense Industrial Base Collaborative Information Sharing Environment and the National Defense Information Sharing and Analysis Center. These organizations share real-time cybersecurity threat information and best practices in protecting, detecting and recovering from cybersecurity threats.

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

During fiscal year 2025 and through the date of this filing, based on the information available, we did not identify any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents (as such terms are defined in Item 106(a) of Regulation S-K), that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. Please see Cybersecurity Risks under Item 1A - Risk Factors under Part I of this Form 10-K for more information about risks to us from cybersecurity threats.

Enterprise Cybersecurity

Our enterprise cybersecurity program aligns with the National Institute of Standards and Technology (“NIST”) standards, among others, and includes processes and controls for the deployment of new IT systems by us and controls over new and existing systems operation. We monitor and conduct regular testing of these controls and systems, including vulnerability management through active discovery and testing to regularly assess patching and configuration status. In addition, we require our employees and contract workers to complete annual cybersecurity training, and we regularly conduct simulated phishing and cyber-related communications.

Cybersecurity for U.S. Government Authorized Systems

Our information technology systems used in connection with programs for the U.S. government align with the NIST standard and meet the requirements of 32 CFR Part 117 (National Industrial Security Program Operating Manual or "NISPOM") and other applicable U.S. government guidance. The program includes authorizations and assessments of new and existing IT systems by our customers. We monitor use on these systems, including vulnerability management through patching and configuration. In addition, we restrict user access and require authorized users to complete additional user and cybersecurity training.

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

Program Assessment

We continuously evaluate and seek to improve and mature our cybersecurity processes and controls. Our cybersecurity program is regularly assessed through management self-evaluations and ongoing monitoring procedures to evaluate our program effectiveness, including vulnerability management through active discovery and testing to validate patching and configuration. Additionally, InfoSec regularly assesses our program effectiveness through audits of our entities, systems, and processes to help maintain compliance with policies. As cybersecurity threats are continuously evolving, we also periodically engage with third parties to perform maturity assessments of our program to identify potential risk areas and improvement opportunities. This includes assessment of our overall program, policies and processes, compliance with regulatory requirements and an overall assessment of key vulnerabilities. We use these assessments to supplement our own evaluation of the overall effectiveness of our program and target improvement areas. Several external organizations also evaluate our enterprise cybersecurity program, including the U.S. Defense Contract Management Agency ("DCMA") and Cybersecurity Maturity Model Certificate or "CMMC" Third Party Assessment Organization. Moreover, some of our products are audited or reviewed for regulatory compliance certification pursuant to the relevant DoD risk management framework.

Board Oversight and Management’s Role

Our Board of Directors has primary oversight responsibilities for enterprise cybersecurity risks. The Technology, Innovation, and Cyber Committee of the Board of Directors also reviews enterprise cybersecurity risks in connection with its oversight of cybersecurity and compliance risks. Our cybersecurity risk management team leads our enterprise cybersecurity program and is responsible for assessing and managing enterprise cybersecurity risks.

Our cybersecurity risk management team regularly updates the Technology, Innovation and Cyber Committee and Board of Directors on cybersecurity risks as they relate to our information and operational technology systems and our suppliers and partners, as well as provides regular updates on enterprise cybersecurity incidents and key defenses and mitigation strategies. Our cybersecurity risk management team regularly reviews and manages enterprise cybersecurity risks, controls, program policy and processes, including training, oversees policy and program development, implementation, and updates, and informs senior leadership on cybersecurity-related issues and activities affecting the organization. Additionally, our cybersecurity risk management team regularly monitors and leads efforts to address and remediate, as appropriate, enterprise cybersecurity events, threats, and activities, including with respect to incidents, protection vulnerabilities, software update needs and lifecycle status.

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

Historically, we have not owned any material properties or facilities and have relied upon a strategy of leasing. We do not currently own any material properties. The following table lists our primary leased facilities at July 31, 2025:

Location		Property Type	Square Footage	Lease Expiration
Satellite and Space Communications
Chandler, Arizona	A	Manufacturing and Engineering and Corporate Headquarters	146,000	July 2036
Orlando, Florida	B	Manufacturing and Engineering	99,000	April 2026
Hampshire, UK	C	Manufacturing and Engineering	56,000	November 2030
Santa Clara, California	D	Manufacturing and Engineering	47,000	April 2026
Cypress, California	E	Support, Engineering and Sales	28,000	July 2030
Tempe, Arizona	A	Manufacturing and Engineering	20,000	January 2027
Various facilities	F	Support, Engineering and Sales	16,000	Various
Plano, Texas	E	R&D and Engineering	12,000	September 2030
Saint-Laurent, Canada	G	Manufacturing, Engineering, Sales and General Office	12,000	June 2029
			436,000
Allerium (formerly, Terrestrial and Wireless Networks)
Seattle, Washington	H	Network Operations, R&D, Engineering and Sales	30,000	October 2033
Stoughton, Massachusetts	I	Network Operations	19,000	March 2030
Annapolis, Maryland	J	Support, Engineering and Sales	17,000	July 2026
Gatineau, Canada	K	Network Operations, R&D, Engineering, Sales and General Office	17,000	November 2035
Gatineau, Canada	K	Network Operations, R&D, Engineering, Sales and General Office	15,000	April 2028
			98,000
Corporate
Melville, New York	L	General Office	9,600	August 2027
Annapolis, Maryland	J	General Office and Common Areas	2,000	July 2026
			11,600
Total Square Footage			545,600

A.To support our long-term business goals, we entered a 15-year lease for a 146,000 square foot high-volume technology manufacturing facility in Chandler, Arizona. In fiscal 2023, we completed the relocation of certain of our satellite ground infrastructure production facility operations to this new facility, which reduced our Tempe, Arizona footprint to 20,000 square feet through January 2027. The Chandler, Arizona facility utilizes state-of-the-art design and production techniques, including analog, digital and RF microwave production, hardware assembly and full-service engineering. In fiscal 2024, this location became our new corporate headquarters.

B.Our Satellite and Space Communications segment engineers and manufactures our over-the-horizon microwave troposcatter systems and mission-critical satellite equipment in a leased facility in Orlando, Florida.

C.Our Satellite and Space Communications segment leases a manufacturing facility in Hampshire, Basingstoke, U.K., where we previously manufactured high precision full motion fixed and mobile X/Y satellite tracking antennas. In fiscal 2025, we wound down such operations and are exploring options for an early termination of this one remaining facility lease.

D.Our Satellite and Space Communications segment manufactures certain amplifiers in a leased manufacturing facility located in Santa Clara, California.

E.Our Satellite and Space Communications segment maintains office space in Cypress, California and Plano, Texas, respectively, used primarily for R&D, engineering, sales and customer support.

F.Our Satellite and Space Communications segment leases an additional four facilities, three of which aggregate 13,000 square feet and are located in the U.S. with the remaining facility aggregating 3,000 square feet located in India. All are primarily utilized for engineering, sales, software development, customer support and general office use.

G.Our Satellite and Space Communications segment maintains office space in Saint-Laurent, Canada, used primarily for sales, engineering, manufacturing and general office use.

H.Our Allerium segment maintains office space in Seattle, Washington, used primarily for servicing and hosting our VoIP and VoWiFi E911 and NG-911 services, and related emerging technologies.

I.Our Allerium segment maintains office space in Stoughton, Massachusetts used primarily for servicing certain of our state and local municipality NG-911 customers.

J.Our Allerium segment maintains office space in Annapolis, Maryland used primarily for the design and development of our software-based systems and applications and network operations for our Allerium segment.

K.Our Allerium segment maintains office space in Gatineau, Canada that is utilized for network operations, R&D, engineering, sales of our public safety and location technology solutions and general office use. Our facility in Gatineau, Canada was subject to expropriation by the City of Gatineau and we expect to exit this facility in January 2026. As a result, we entered into a new lease agreement for an alternate facility in July 2025.

L.Our Unallocated segment maintains general office space in a building complex located in Melville, New York for certain company-wide functions.

The terms for all of our leased facilities are generally for multi-year periods and we believe that we will be able to renew these leases or find comparable facilities elsewhere.

As part of our environmental related initiatives, we were able to reduce our total company-wide square footage of our various facilities for a total four-year reduction of 307,000 sq. ft. or 36.0%.

Subsequent Event
In the first quarter of fiscal 2026, our Allerium segment entered an 11,000 square foot, 6-year lease in Broomfield, Colorado. This facility is used primarily for network operations, R&D, engineering, sales and general office space.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated herein by reference to the Notes to Consolidated Financial Statements - Note (14)(a) - Commitments and Contingencies - Legal Proceedings and Other Matters included in Part II - Item 8. Financial Statements and Supplementary Data of this Form 10-K.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the fiscal year ended July 31, 2025. On September 29, 2020, our Board of Directors authorized a $100.0 million stock repurchase program, which replaced our prior program. The stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. We had approximately 29.4 million shares of Common Stock outstanding as of July 31, 2025.

Approximate Number of Equity Security Holders

As of November 4, 2025, there were approximately 760 holders of our common stock. Such number of record owners was determined from our stockholder records and does not include beneficial owners whose shares of our common stock are held in the name of various security holders, dealers and clearing agencies.

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

We manage our business through two reportable operating segments:

•Satellite and Space Communications - is organized into four technology areas: satellite modem and amplifier technologies, troposcatter technologies, cybersecurity training (formerly, known as government services) and space components. This segment offers customers: satellite ground infrastructure technologies, services and system integration that facilitate the transmission of voice, video and data over GEO, MEO and LEO satellite constellations, including traveling wave tube power amplifiers, satellite modems, VSAT platforms and frequency converters; over-the-horizon microwave solutions that can transmit digitized voice, video, and data over distances up to 200 miles using the troposphere and diffraction; advanced cybersecurity training in support of U.S. government and certain commercial and university customers; and procurement and supply chain management of high reliability Electrical, Electronic and Electromechanical ("EEE") parts for satellite, launch vehicle and manned space applications.

•Allerium (formerly, Terrestrial and Wireless Networks) - is organized into three service areas: next generation 911 and call delivery, call handling solutions, and trusted location and messaging solutions. This segment offers customers: SMS text to 911 services; next generation 911 solutions, providing emergency call routing, location validation, policy-based routing rules, logging and security functionality; Emergency Services IP Network transport infrastructure for emergency services communications and support of next generation 911 services; call handling applications for PSAPs; wireless emergency alerts solutions for network operators; and software and equipment for location-based and text messaging services for various applications, including for public safety, commercial and government services.

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

Please see the "Transformation Plan" section discussed above, as well as disclosures in Item 1A – Risk Factors under Part I of this Form 10-K for more information about risks pertaining to our business and those factors that can influence our future results.

Critical Accounting Policies

We consider certain accounting policies to be critical due to the estimation process involved in each.

Revenue Recognition. In accordance with FASB ASC 606 - Revenue from Contracts with Customers ("ASC 606"), we record revenue in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. See Notes to Consolidated Financial Statements - Note (1)(d) - Revenue Recognition included in Part II - Item 8. Financial Statements and Supplementary Data (which discussion is incorporated herein by reference) and Part II - Item 9A. Controls and Procedures, included in this Form 10-K, for further information.

A cost-to-cost measure of progress is principally used to account for contracts in our Satellite and Space Communications segment and, to a lesser extent, certain location-based and messaging infrastructure contracts in our public safety and location technologies product line within our Allerium segment.

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

The impact of gross favorable and unfavorable changes in contract estimates on reported gross margin is presented in the table below:

	Fiscal Years Ended July 31,
	2025	2024	2023
Gross favorable changes	$11,439,000	11,802,000	7,421,000
Gross unfavorable changes	(19,671,000)	(20,744,000)	(11,451,000)
Net changes	$(8,232,000)	(8,942,000)	(4,030,000)

Impairment of Long-Lived Assets, Including Goodwill. As of July 31, 2025, total goodwill recorded on our Consolidated Balance Sheet aggregated $204.6 million (of which $30.5 million relates to our Satellite and Space Communications segment and $174.1 million relates to our Allerium segment). Additionally, as of July 31, 2025, net intangibles recorded on our Consolidated Balance Sheet aggregated $173.1 million (of which $41.2 million relates to our Satellite and Space Communications segment and $131.9 million relates to our Allerium segment). For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, our segments each constitute a reporting unit and we must make various assumptions in determining their estimated fair values. See Notes to Consolidated Financial Statements - Note (15) - Long-lived Assets, including Goodwill and Note (16) - Intangible Assets included in Part II - Item 8. Financial Statements and Supplementary Data (which discussion is incorporated herein by reference), included in this Form 10-K, for further information. Ongoing and future actions supporting our transformation strategy could result in a material impairment of our goodwill and/or intangible assets.

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

For tax positions taken or expected to be taken in a tax return, we account for unrecognized tax benefits using a “more-likely-than-not” threshold for financial statement recognition and measurement. We may be challenged upon review by the applicable taxing authority and positions taken by us may not be sustained. We recognize all or a portion of the benefit of income tax positions in our GAAP results only when we have made a determination that it is "more-likely-than-not" that the tax position will be sustained upon examination, based upon the technical merits of the position and other factors. For tax positions that are determined as "more-likely-than-not" to be sustained upon examination, the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We recognize potential interest and penalties related to uncertain tax positions in income tax expense. In assessing the need for a valuation allowance for deferred tax assets, we consider all positive and negative evidence, including past financial performance, timing and judgments about future taxable income and tax planning strategies. Valuation allowances are established, when necessary, to reduce net deferred tax assets to the amount "more-likely-than-not" expected to be realized. We continuously evaluate additional facts representing positive and negative evidence in determining our ability to realize these deferred tax assets. Significant judgment is required in determining income tax provisions and tax positions. The ultimate outcome of tax exposures and risks involves significant uncertainties. If actual outcomes differ materially from these estimates, they could have a material impact on our results of operations and financial condition.

Our U.S. federal income tax returns for fiscal 2022 through 2025 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state and foreign income tax returns prior to fiscal 2021 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Capitalized Engineering Costs. We generally expense all research and development costs. Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other personnel-related expenses associated with product development. Research and development expenses also include third-party development and programming costs. Costs incurred internally in researching and developing software to be sold are charged to expense until technological feasibility has been established for the software. Judgment is required in determining when technological feasibility of a product is established. Technological feasibility for our advanced communication software solutions is generally reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to customers and when we are able to validate the marketability of such product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. To date, costs capitalized related to software developed for the purpose of selling to third parties was not material, but could increase in the future.

As it relates to software developed for the purpose of internal-use (e.g., hosted "SaaS" applications within our Allerium segment), costs capitalized primarily consist of direct labor and third-party vendor costs associated with creating the software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred) and the post-implementation/operation stage (all costs are expensed as incurred). Costs capitalized in the application development stage include costs related to the design and implementation of the selected software components, software build and configuration infrastructure, and software interfaces. Capitalization of costs requires judgment in determining when a project has reached the application development stage, the proportion of time spent in the application development stage, and the period over which we expect to benefit from the use of that software. During fiscal 2025 and 2024, internal-use software costs capitalized were $3.9 million and $3.8 million, respectively. Capitalized internal use software costs are amortized once the software is placed in service on the straight-line method over the estimated useful life of the software, which is generally three years.

Provisions for Excess and Obsolete Inventory. We record a provision for excess and obsolete inventory based on historical and projected usage trends. Other factors may also influence our provision, including decisions to restructure or exit a product line, technological change and new product development. These factors could result in a change in the amount of excess and obsolete inventory on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory was overvalued, we would be required to recognize such costs in our financial statements at the time of such determination. Any such charge could be material to our results of operations and financial condition. See Notes to Consolidated Financial Statements - Note (1)(f) - Inventories included in Part II - Item 8. Financial Statements and Supplementary Data (which discussion is incorporated herein by reference) and Part II - Item 9A. Controls and Procedures, included in this Form 10-K, for further information (including a discussion of provisions recorded in our first quarter of fiscal 2025 associated with certain discontinued products and operations within our Satellite and Space Communications segment).

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

We monitor billing events, collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. In light of ongoing tight credit market conditions and high interest rates, we continue to see requests from our customers for higher credit limits and longer payment terms. We have, on a limited basis, approved certain customer requests. Also, we can from time to time experience significant increases in the overall level of contract assets (i.e., unbilled receivables) related to large, long-term contracts with certain U.S. government, domestic and international customers. We continuously monitor our accounts receivable credit portfolio.

Except as discussed in Notes to Consolidated Financial Statements - Note (4) - Accounts Receivable included in Part II - Item 8. Financial Statements and Supplementary Data (which discussion is incorporated herein by reference), included in this Form 10-K, our overall credit losses have historically been within the allowances we established. However, we may not be able to accurately predict our future credit loss experience. Measurement of credit losses requires consideration of historical loss experience, including the need to adjust for changing business conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Future changes to the estimated allowance for doubtful accounts could be material to our results of operations and financial condition.

Derivative Instruments and Warrant Liabilities. We evaluate our financial instruments, including our Credit Facility, Subordinated Credit Facility, Convertible Preferred Stock and warrants to issue our common stock pursuant to the terms of such instruments, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Such evaluation considers a qualitative and quantitative assessment of whether the host instrument is more debt or equity-like, and if embedded derivatives should be bifurcated from the host instrument and/or combined for accounting purposes. For derivatives that are accounted for as liabilities, the derivative is initially recorded at its estimated fair value and is then re-valued at each reporting date, with changes in its estimated fair value reported in our Consolidated Financial Statements. To estimate such fair values, with the assistance of a third party valuation expert, we primarily use Monte Carlo simulation models, on a with and without basis, or Black-Scholes option pricing models, each adjusted for instrument-specific terms. Due to the nature of our derivative instruments and warrant liabilities, we must use Level 3 inputs for estimating fair value, which are unobservable inputs developed using the best available information under the circumstances. Level 3 inputs are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect our assumptions related to how market participants would use similar inputs to price the asset or liability. Accordingly, our estimates and assumptions could prove to be inaccurate. Also, changes in such estimates and assumptions from period to period could be material to our results of operations and financial condition. See Notes to Consolidated Financial Statements - Note (1)(j) - Fair Value Measurements and Financial Instruments included in Part II - Item 8. Financial Statements and Supplementary Data (which discussion is incorporated herein by reference), for further information.

Results of Operations

The following table sets forth, for the periods indicated, certain income and expense items expressed as a percentage of our consolidated net sales:

	Fiscal Years Ended July 31,
	2025	2024	2023
Gross margin	25.6%	29.1%	33.5%
Selling, general and administrative expenses	28.7%	22.8%	21.8%
Research and development expenses	3.5%	4.5%	8.8%
Amortization of intangibles	4.3%	3.9%	3.9%
Impairment of long-lived assets, including goodwill	15.9%	11.9%	—%
CEO transition costs	0.4%	0.5%	1.7%
Loss on business divestiture	—%	0.2%	—%
Proxy solicitation costs	0.5%	—%	—%
Operating loss	(27.8)%	(14.8)%	(2.7)%
Interest expense and other items	3.3%	3.8%	2.9%
Loss before benefit from income taxes	(31.1)%	(18.6)%	(5.6)%
Net loss	(31.1)%	(18.5)%	(4.9)%
Net loss attributable to common stockholders	(40.9)%	(25.1)%	(6.2)%
Adjusted EBITDA (a Non-GAAP measure)	(0.4)%	8.5%	9.7%

For a definition and explanation of Adjusted EBITDA, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal 2025 and 2024 - Adjusted EBITDA.

Fiscal 2025 Results and Business Outlook

Our financial performance for the fiscal year ended July 31, 2025 includes:

•Consolidated net sales of $499.5 million, compared to $540.4 million in fiscal 2024, reflecting: (a) the completion of certain legacy contracts to deliver next-generation troposcatter terminals to the U.S. Marine Corps and Army; (b) the divestiture of our high power solid state amplifiers product line in November 2023; (c) the wind down of our steerable antennas product line in the U.K.; and (d) the discontinuation of certain low-margin orders in our Satellite and Space Communications segment in order to focus on opportunities through which we can provide a more differentiated solution at higher margins; offset, in part, by growth in our: (x) Allerium segment, driven by our next-generation 911 emergency communications solutions; and (y) Satellite and Space Communications satellite ground infrastructure solutions, reflecting the ongoing shift back to higher volume production contracts as certain legacy non-recurring engineering contracts draw nearer to completion;

•Gross margin was 25.6%, compared to 29.1% in fiscal 2024, reflecting, in addition to product mix changes, an $11.4 million non-cash charge in our first quarter of fiscal 2025 related to the write down of certain inventories as a result of restructuring activities within our Satellite and Space Communications segment; our quarterly gross profit, both in dollars and as a percentage of consolidated net sales, improved sequentially throughout fiscal 2025, ultimately achieving a 31.2% gross profit percentage in our fourth quarter;

•GAAP net loss attributable to common stockholders was $204.3 million and included, among other things: a $79.6 million non-cash impairment charge related to long-lived assets, including goodwill; $48.9 million of net non-cash adjustments and paid-in-kind dividends related to our Convertible Preferred Stock; $27.9 million in amortization and write-offs of deferred financing costs, debt discount, accreted interest and interest paid-in-kind related to our senior and subordinated credit facilities; $21.7 million of intangible asset amortization; a $16.1 million non-cash charge to fully reserve for an unbilled receivable contract asset; $15.6 million of restructuring costs; the $11.4 million non-cash inventory charge discussed above; $2.7 million of proxy solicitation costs; and $2.1 million of CEO transition costs; offset, in part, by a $38.5 million non-cash benefit resulting from the remeasurement of warrants and derivatives; our quarterly GAAP net loss attributable to common stockholders improved sequentially throughout fiscal 2025, due primarily to improved operational and financial performance, which ultimately positioned us to achieve positive GAAP operating income in our fourth quarter;

•GAAP EPS loss of $6.95 and Non-GAAP EPS of $2.41;

•Adjusted EBITDA (a Non-GAAP financial measure discussed below) was negative $2.0 million, compared to Adjusted EBITDA of positive $45.7 million in fiscal 2024; we experienced sequential quarterly improvements in Adjusted EBITDA throughout fiscal 2025, with improvements from negative $30.8 million in our first quarter to positive $13.3 million in our fourth quarter;

•New bookings (also referred to as orders) of $372.7 million, resulting in an annual book-to-bill ratio of 0.75x (a measure defined as bookings divided by net sales); bookings in the third quarter included a $36.4 million debooking related to the low margin U.S. Army GFSR contract that was protested by and ultimately awarded to the incumbent in May 2025; as part of our transformation plan, we have refocused and prioritized our sales efforts to target higher margin opportunities in which we have greater differentiation;

•Backlog of $672.1 million as of July 31, 2025, compared to $798.9 million as of July 31, 2024 and $708.1 million as of April 30, 2025; new bookings and backlog do not yet include the $130.0 million plus, multi-year contract extension awarded to us by a U.S. domestic top tier mobile network operator in November 2025;

•Revenue visibility of approximately $1.1 billion as of July 31, 2025. We measure this revenue visibility as the sum of our $672.1 million of funded backlog, plus the total unfunded value of certain multi-year contracts that we have received and from which we expect future orders; and

•Cash flows used in operating activities of $8.3 million, reflecting sequential quarterly improvements throughout fiscal 2025 from negative $21.8 million in our first quarter to positive $11.4 million in our fourth quarter; excluding $23.0 million in aggregate payments for restructuring costs, including severance, proxy solicitation costs and CEO transition costs, fiscal 2025 cash flows provided by operating activities would have been $14.7 million; also, fiscal 2025 operating cash flows include $29.6 million of total cash paid for interest related to debt obligations and income taxes.

As of the issuance date, we determined that we have alleviated the substantial doubt regarding our ability to continue as a going concern, which was first disclosed in December 2023. As discussed throughout this Form 10-K for the fiscal year ended July 31, 2025, such determination considered: our significantly improved operational and financial performance over recent fiscal quarters; the cumulative amendments to our senior and subordinated credit facilities (which among other things, provide for a long-term financial covenant holiday through January 31, 2027); our enhanced liquidity position; and considering our projections of future operating cash flows.

Non-GAAP financial measures discussed above are reconciled to the most directly comparable GAAP financial measures in the table included in the below section Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal 2025 and 2024.

Other Key Business Developments and Updates

Satellite and Space Communications

Our Satellite and Space Communications segment continues to focus on addressing performance, thoughtfully evaluating the product portfolio and implementing initiatives to improve margins and cash flow generation.

During fiscal 2025, we have revamped this segment with new leadership and streamlining; refocused our product portfolio around differentiated technology and solutions; improved accountability and process disciplines, including implementation of robust approval processes; renegotiated customer contract terms and pricing; aligned product management and program management; eliminated legacy products and services that were not contributing meaningfully to related segment net sales and or gross profits and launched new products as this segment transitions from low or no margin non-recurring engineering contracts to higher volume manufacturing orders.

As an update to our recent performance, during the fourth quarter of fiscal 2025, we were awarded a mix of orders which span across multiple product lines and included, among others:

•additional funding of approximately $10.3 million from a major U.S. prime contractor in support of NASA's Orion Production and Operations Contract ("OPOC"), commonly known as the Artemis project;

•incremental funding of approximately $7.4 million for continued, ongoing training and support of complex cybersecurity operations for U.S. government customers;

•$2.8 million in funded orders calling for the supply of Very Small Aperture Terminal (“VSAT”) equipment and related services for the U.S. Army (given the award of the follow on "VSAT IV" contract to a competitor, we do not expect material contributions from our legacy contract going forward);

•over $2.0 million in funded orders for high power Ka band traveling wave tube amplifiers for use in a satellite constellation designed to provide high speed internet access to rural areas of the U.S.;

•approximately $2.0 million in funded orders from a long-term, existing international customer for the procurement of EEE space parts and services;

•approximately $2.0 million in funded orders from the U.S. Navy for satellite ground infrastructure solutions;

•over $1.0 million in funded orders related to an international customer's replacement of an existing air traffic control network; and

•over $1.0 million in funded orders for satellite ground infrastructure solutions intended for use in the SES mPower satellite constellation.

In fiscal 2024, we won a highly competitive $48.6 million contract to deliver next-generation Enterprise Digital Intermediate Frequency Multi-Carrier (“EDIM”) modems for the U.S. Army's satellite communications ("SATCOM") digitization and modernization programs. The advanced, software defined EDIM modem is intended to: support multiple satellite providers; become one of the primary modems used for U.S. military SATCOM, eventually replacing the Enhanced Bandwidth Efficient Modem ("EBEM"); and provide the U.S. Army, Navy and Air Force with a digitized, hybrid satellite network architecture. We are progressing with our efforts on this contract and pleased to have recently secured incremental funding from the customer for additional work, as well as funding for initial production quantities to be delivered following the completion of final acceptance testing, currently anticipated in fiscal 2026.

During fiscal 2025, we began deliveries of initial production units to our prime contractor in support of a next-generation satellite modem contract and will be moving into full production during fiscal 2026, as the program transitions from a multi-year development period into a production-oriented stage. A second next-generation product with the same prime contractor has also significantly progressed in development and is also expected to begin production deliveries in fiscal 2026. These are important milestones for the S&S segment, as they address the long-awaited migration from low-margin nonrecurring engineering efforts to higher volume production with improved operating margins and faster cash conversion cycles.

In our troposcatter product line, throughout most of fiscal 2024, we experienced elevated levels of receivables due to the timing of our performance on and billings and collections related to certain large U.S. government and international customer contracts. During principally the first half of fiscal 2025, we maintained deliveries of next-generation troposcatter terminals related to our U.S. Marine Corps and Army end user contracts, contributing to a 26% year-over-year reduction in our consolidated receivables, net as of July 31, 2025. In December 2024, however, we received notice from our prime contractor to stop work associated with the U.S. Marine Corps contract. Such contract was subsequently terminated. We have initiated litigation against the prime contractor in order to enforce our rights and recover $15.7 million of total receivables related to this contract as of July 31, 2025. While we believe that we have meritorious claims, some or all of such receivables could be at risk of not being collected. Future results of operations related to our troposcatter solutions product line depend, in part, on the nature, timing and amount associated with resolving this matter.

In September 2025, as part of our cost savings plans, we made the decision to migrate certain production capabilities and operational functions to our manufacturing operations in Chandler, Arizona. Such initiative is expected to be completed in fiscal 2026, result in increased manufacturing efficiencies, allow us to further optimize our facilities footprint and result in recurring annualized cost savings of approximately $3.0 million.

Allerium

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

As an update to our recent performance, during the fourth quarter of fiscal 2025, we were awarded a mix of orders which span across multiple product lines and included, among others:

•over $20.0 million of incremental, multi-year funding related to the continued deployment of NG-911 solutions for the State of Ohio;

•more than $4.5 million of initial funding related to the deployment of our NG-911 call handling solutions for a new customer in South Australia;

•over $3.5 million of incremental funding to migrate additional counties onto our NG-911 solutions deployed in the State of South Carolina;

•in excess of $2.0 million of funding to provide emergency location-based solutions to a mobile network operator located in Canada;

•approximately $2.0 million of incremental funding in support of an NG-911 emergency communications platform in the Northeastern region of the U.S.;

•various funded orders, aggregating approximately $2.0 million, to provide new features and security enhancements for wireless emergency alert and other location-based solutions provided to a top tier mobile network operator; and

•over $1.5 million of incremental funding from a NG-911 customer in the Southeastern region of the U.S.

Subsequent to year end, in November 2025, Allerium secured a multi-year contract extension from its largest customer – a leading telecommunications company in the U.S. known for its network reliability and security. This contract award is valued in excess of $130.0 million and is for a scalable service. The agreement reinforces Allerium's commitment to helping carriers and public safety organizations modernize critical infrastructure and optimize service reliability with confidence.

During fiscal 2025, we launched the rebranding of our Terrestrial and Wireless Networks segment to "Allerium," a fusion of “all” and “continuum.” Allerium is a name we believe symbolizes the seamless connection, collaboration, reliability and empowerment that we are focused on delivering to public safety professionals and essential service providers. Allerium reflects a brand rooted in experience, driven by innovation and built for those who protect our communities. This rebrand serves to clarify our go-to-market strategy under a single identity, which we believe reaffirms our commitment to delivering successful outcomes when it matters most. The rebrand strengthens market recognition, enhances customer trust and positions the business for sustained growth. Allerium underscores our focus on long-term value creation by improving brand equity, expanding customer reach and enabling more efficient go-to-market execution. It also increases visibility within key public safety and network markets, sectors defined by trust, reliability and innovation. While the rebrand has changed, our mission has not: to serve those who protect our communities, with technology that performs when every connection counts.

Unallocated and Other Matters, Including an Update on Comtech's Improved Capital Structure

On July 21, 2025, we entered into the third amendment to the Credit Facility which, among other things: (i) suspends, until the four-quarter period ending January 31, 2027, testing of the Net Leverage Ratio, the Fixed Charge Coverage Ratio and the Minimum EBITDA covenants; (ii) altered the interest rate margins applicable to Term Loans; (iii) delayed the scheduled repayment of a portion of the principal of the Term Loans; (iv) delayed the scheduled repayment of fees due pursuant to the second amendment to the Credit Facility; (v) reduced the Minimum EBITDA requirements; (vi) reduced the minimum quarterly Average Liquidity requirement (from $17.5 million to $15.0 million); (vii) permits us to engage in the sale or disposition of certain properties and assets (the “Specified Permitted Individual Disposition”) approved by the administrative agent, subject to the conditions to use net cash proceeds from such sale to repay outstanding principal amounts of the obligations under our credit facilities; (viii) permitted partial repayments, without premium, of approximately $28.5 million of the outstanding Term Loans and $5.8 million of the outstanding Revolver Loans; (ix) permanently reduced commitments under the Revolver Loan Facility by $2.1 million; and (x) required us to adopt management incentive and retention arrangements for key personnel in connection with the contemplation of our strategic alternatives.

We also amended the Subordinated Credit Agreement on July 21, 2025, which, among other things: (i) provided for the incurrence of a $35.0 million incremental facility, the net proceeds of which were used to pay certain transaction costs, fees and expenses incurred in connection with amendments to our credit facilities and to prepay, without premium, portions of the outstanding Term Loans and Revolver Loan under the Credit Facility, as discussed above; (ii) suspends, until the four-quarter period ending January 31, 2027, testing of the Net Leverage ratio, the Fixed Charge Coverage ratio and the Minimum EBITDA covenants; (iii) modified the interest rate applicable to the subordinated term loans; (iv) reduced the Minimum EBITDA requirements, (v) reduced the minimum quarterly Average Liquidity requirement (from $17.5 million to $15.0 million); (vi) permits us to engage in the Specified Permitted Individual Disposition approved by the subordinated agent (subject to the same requirement with respect to the application of net cash proceeds from such Specified Permitted Individual Disposition as discussed above under the third amendment to the Credit Facility); and (vi) required us to adopt management incentive and retention arrangements for key personnel in connection with the contemplation of our strategic alternatives (also as discussed above under the third amendment to the Credit Facility). Interest on the $35.0 million shall be paid-in-kind quarterly, in arrears, by capitalizing and adding the unpaid and accrued amount of such interest to the aggregate outstanding principal amount of the incremental priority subordinated credit facility on the last business day of each quarter. Unlike the existing subordinated term loans, the incremental priority subordinated credit facility is not subject to any make-whole premium.

Collectively, we believe these actions provide us with enhanced financial flexibility, as we continue to transform our Company and pursue strategic alternatives. See Part II. - Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (8) - Credit Facility, Note (9) - Subordinated Credit Facility and Note (17) - Convertible Preferred Stock for further information.

In August 2025, as part of our ongoing board refreshment initiatives, our Board of Directors (the “Board”) appointed Mr. Lloyd A. Sprung as an independent director. Mr. Sprung’s extensive corporate finance, capital markets and restructuring experience qualifies him to serve on the Board. Mr. Sprung’s appointment also satisfies our obligation to appoint an independent director mutually agreed to by us and our lenders under the Credit Facility.

Business Outlook

While business conditions and our operational and financial performance have improved over the past several quarters, the operating environment remains largely unpredictable due to many factors, including but not limited to our ongoing transformation plan and the actions we may take, as well as those other matters as discussed throughout this Form 10-K, in our Note About Forward-Looking Statements in this Form 10-K and in Part 1, Item 1A. Risk Factors. Such conditions and factors have caused and could cause variability in our financial results from period to period.

Additional information related to our Fiscal 2025 Results and Business Outlook and a definition and explanation of Adjusted EBITDA is included in the below section Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal 2025 and 2024.

Comparison of Fiscal 2025 and 2024

Net Sales. Consolidated net sales were $499.5 million and $540.4 million for fiscal 2025 and 2024, respectively, representing a decrease of $40.9 million, or 7.6%. The decrease reflects significantly lower net sales in our Satellite and Space Communications segment offset, in part, by higher net sales in our Allerium segment, as further discussed below.

Satellite and Space Communications
Net sales in our Satellite and Space Communications segment were $269.3 million for fiscal 2025, as compared to $324.1 million for fiscal 2024, a decrease of $54.8 million, or 16.9%. Related segment net sales in fiscal 2025 primarily reflect the anticipated lower net sales of our troposcatter solutions (in particular, next-generation troposcatter terminals to the U.S. Marine Corps and Army and COMET terminals to an international customer), EEE space components and antennas (including those related to the CGC Divestiture initiated in our fourth quarter of fiscal 2024) and high-power solid state amplifiers related to the PST Divestiture (which was completed in November 2023), offset, in part, by higher net sales of our SATCOM solutions (primarily satellite ground infrastructure solutions and VSAT and similar equipment sales to the U.S. Army). More broadly, net sales in this segment reflect a favorable change in the mix of products and services sold relative to the prior year period. Net sales in fiscal 2025 reflect the discontinuation of certain low-margin business in order to focus on opportunities in which we can provide a more differentiated solution at higher margins, as well as an ongoing shift back to higher volume production orders in our satellite ground infrastructure solutions product line, as certain legacy low or no margin non-recurring engineering contracts draw nearer to completion. Our Satellite and Space Communications segment represented 53.9% of consolidated net sales for fiscal 2025, as compared to 60.0% for fiscal 2024. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for fiscal 2025 was 0.62x, which includes a $36.4 million debooking associated with the U.S. Army GFSR contract that was protested and ultimately awarded to the incumbent (see Fiscal 2025 Highlights and Business Outlook above for further information).

Allerium
Net sales in our Allerium segment were $230.3 million for fiscal 2025, as compared to $216.3 million for fiscal 2024, an increase of $14.0 million, or 6.5%. Related segment net sales for fiscal 2025 reflect higher sales of our NG-911 emergency communication, call handling and location-based solutions. Our Allerium segment represented 46.1% of consolidated net sales for fiscal 2025, as compared to 40.0% for fiscal 2024. Our book-to-bill ratio in this segment for fiscal 2025 was 0.89x. Subsequent to year end, in November 2025, we were awarded a large, multi-year contract extension from a U.S. domestic mobile network operator, valued in excess of $130.0 million.

Bookings, sales and profitability in both segments can fluctuate from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by our customers and changes in the general business environment. Period-to-period fluctuations in bookings are normal for our segments. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance. Also, we announced that we are exploring strategic alternatives for our businesses. Accordingly, future results of operations can be impacted by the timing and outcome of such initiatives. There can be no assurance that the exploration of strategic alternatives will result in a transaction or other strategic changes or outcomes.

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the fiscal years ended July 31, 2025 and 2024 are as follows:

	Fiscal Years Ended July 31,
	2025	2024	2025	2024	2025	2024
	Satellite and Space Communications		Allerium		Consolidated
U.S. government	55.1%	55.4%	1.2%	1.1%	30.3%	33.7%
Domestic	13.4%	15.1%	90.0%	89.4%	48.7%	44.8%
Total U.S.	68.5%	70.5%	91.2%	90.5%	79.0%	78.5%

International	31.5%	29.5%	8.8%	9.5%	21.0%	21.5%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. DoD, intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. For fiscal 2025 and 2024, except for the U.S. government, there were no customers that represented more than 10% of consolidated net sales. International sales for fiscal 2025 and 2024 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $105.1 million and $115.9 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for fiscal 2025 and 2024.

Gross Profit. Gross profit was $127.9 million and $157.2 million for fiscal 2025 and 2024, respectively, a decrease of $29.3 million. Gross profit, as a percentage of consolidated net sales, for fiscal 2025 was 25.6%, as compared to 29.1% for fiscal 2024. Our gross profit (both in dollars and as a percentage of consolidated net sales) reflects: (i) overall product mix changes, as discussed above; (ii) a non-cash charge of $11.4 million related to the write down of certain inventories as a result of restructuring activities within our Satellite and Space Communications segment; (iii) higher expected costs at completion, as we advanced a non-recurring engineering related project in our Satellite and Space Communications segment (and with an international customer) through development and toward production; and (iv) the expensing of work in process inventory related to certain loss contracts in our satellite ground infrastructure product line. Excluding the non-cash inventory-related charge, our gross profit, as a percentage of consolidated net sales, for fiscal 2025 would have been 27.9%, a decrease from the 29.1% reported in fiscal 2024. In the second half of fiscal 2025, we experienced sequential improvements in our margins (both in dollars and as a percentage of consolidated net sales), with gross profit for each of the third and fourth quarters exceeding 30.0% of net sales. Also, gross profit (both in dollars and as a percentage of consolidated net sales) in fiscal 2024 was influenced by a large, high margin sale of COMET terminals to an international customer, which did not repeat in fiscal 2025. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Satellite and Space Communications segment's gross profit, both in dollars and as a percentage of related segment net sales, for fiscal 2025 decreased significantly in comparison to fiscal 2024. The gross profit percentage in the more recent period reflects changes in products and services mix, as well as other segment related items, as discussed above.

During fiscal 2025, we have revamped this segment with new leadership and streamlining; refocused our product portfolio around differentiated technology and solutions; improved accountability and process disciplines, including implementation of robust approval processes; renegotiated customer contracts terms and pricing; aligned product management and program management; eliminated legacy products and services that were not contributing meaningfully to related segment net sales and or gross profits and launched new products as this segment transitions from low or no margin non-recurring engineering contracts to higher volume manufacturing orders. As evidenced by the improvement in our gross profit percentage for this segment in the second half of fiscal 2025, we believe our margins in this segment will continue to benefit from these initiatives, and other actions we may take, over time.

Our Allerium segment's gross profit, both in dollars and as a percentage of related segment net sales, for fiscal 2025 increased in comparison to fiscal 2024. The gross profit percentage in the more recent period reflects changes in products and services mix, as discussed above. Such gross margins also reflect the continued adoption of our solutions by new customers, as well as the migration of more PSAPs onto our NG-911 core services and platforms, as we progress through initial deployments of our solutions to monthly recurring revenue streams.

Included in consolidated cost of sales are provisions for excess and obsolete inventory of $16.2 million and $2.8 million, for fiscal 2025 and 2024, respectively. As discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Provisions for Excess and Obsolete Inventory, we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends. As discussed above and in Notes to Consolidated Financial Statements - Note (5) - Inventories included in Part II - Item 8. Financial Statements and Supplementary Data, in connection with our initiatives to transform our Company, during the first quarter of fiscal 2025, we recorded a non-cash charge of $11.4 million within Cost of Sales on our Consolidated Statement of Operations related to the write down of inventory associated with approximately 70 products within our satellite ground infrastructure product line that were discontinued. Such non-cash charge also included the write down of inventory associated with the CGC Divestiture that was no longer considered salable during the period.

Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast. Our consolidated gross profit, as a percentage of consolidated net sales, may also be impacted by the timing and outcome of actions we may take related to our transformation strategy.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $143.5 million and $123.2 million for fiscal 2025 and 2024, respectively. As a percentage of consolidated net sales, selling, general and administrative expenses were 28.7% and 22.8% for fiscal 2025 and 2024, respectively. Although higher on a year-over-year basis, in fiscal 2025, we implemented actions to reduce overall spending on general and administrative activities, primarily in our Satellite and Space Communications and Unallocated segments. As a result, throughout fiscal 2025, we achieved sequential reductions in our consolidated selling, general and administrative expenses each quarter.

During fiscal 2025, we determined that an unbilled receivable contract asset related to an international customer and reseller of our troposcatter technologies was at risk of not being invoiced or collected, principally due to the customer's near-term ability to secure certain opportunities in its pipeline. As a result and considering that we offered a price concession (i.e., variable consideration) to our customer in the first quarter of fiscal 2025, we reversed $1.6 million of cumulative revenue and associated unbilled receivable contract assets related to this transaction, and recorded a non-cash charge to fully reserve for the remaining $16.1 million unbilled receivable contract asset within our allowance for doubtful accounts.

Also, during fiscal 2025 and 2024, we incurred $15.6 million and $12.5 million, respectively, of restructuring costs within selling, general and administrative expenses, primarily to streamline our operations and improving efficiency (including costs related to legal and professional fees associated with our pursuit of strategic alternatives, the wind down of our steerable antenna product line in the U.K. initiated in our fourth quarter of fiscal 2024 and severance costs).

Excluding such provision for doubtful accounts and restructuring costs, selling, general and administrative expenses for fiscal 2025 and 2024 would have been $111.8 million or 22.3% and $110.7 million or 20.5%, respectively, of consolidated net sales. The increase in our selling, general and administrative expenses, in dollars and as a percentage of consolidated net sales, excluding such items is primarily due to significantly lower consolidated net sales and higher legal and professional fees and cash-based incentive compensation, offset in part by recent divestitures (i.e., PST and CGC) and lower stock-based compensation, as discussed below.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $2.5 million in fiscal 2025, as compared to $4.8 million in fiscal 2024. During fiscal 2025, we reversed a portion of our stock-based compensation expense related to performance shares due to lower-than-estimated achievement of fiscal 2022 and 2023 performance share goals. Stock-based compensation expense for the more recent period also reflects the forfeiture of awards related to our former Chief Operating Officer and former Chief Executive Officer, whose employment were both terminated during the more recent period. Additionally, with respect to stock-based compensation expense reported in the prior year period, we had determined to settle fiscal 2024 non-equity annual incentive awards accrued during such period with stock-based awards in lieu of cash. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Research and Development Expenses. Research and development expenses were $17.4 million and $24.1 million for fiscal 2025 and 2024, respectively, representing a decrease of $6.7 million, or 27.8%. As a percentage of consolidated net sales, research and development expenses were 3.5% and 4.5% for fiscal 2025 and 2024, respectively.

For fiscal 2025 and 2024, research and development expenses of $5.6 million and $12.9 million, respectively, related to our Satellite and Space Communications segment, and $11.6 million and $10.6 million, respectively, related to our Allerium segment. The remaining research and development expenses of $0.2 million and $0.6 million in fiscal 2025 and 2024, respectively, related to the amortization of stock-based compensation expense.

Whenever possible, we seek customer funding for research and development to adapt our products to specialized customer requirements. During fiscal 2025 and 2024, customers reimbursed us $22.8 million and $23.0 million, respectively, which is not reflected in the reported research and development expenses but is included in net sales with the related costs included in cost of sales.

In addition to increases in customer-funded research and development activities in recent years, in fiscal 2025 and 2024, we also experienced an increase in engineering efforts related to cost to fulfill contract assets and internal use software, for which we capitalized $6.8 million and $6.7 million, respectively. As a result of these trends, a more focused prioritization of resources across various programs and the impact of prior reductions in force announced in fiscal 2023, our internal research and development expenses for financial reporting purposes has significantly decreased more recently as compared to historical periods.

During fiscal 2025 and 2024, we incurred $0.3 million and $4.1 million, respectively, of strategic emerging technology costs in our Satellite and Space Communications segment for next-generation satellite technology to advance our solutions offerings to be used with newer broadband satellite constellations. As a result of our decision to cease operations related to our steerable antenna product line in the U.K., we do not expect to incur similar strategic emerging technology costs in the future.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $21.7 million for fiscal 2025 (of which $7.2 million was for the Satellite and Space Communications segment and $14.5 million was for the Allerium segment) and $21.2 million for fiscal 2024 (of which $6.7 million was for the Satellite and Space Communications segment and $14.5 million was for the Allerium segment). The increase in our Satellite and Space Communications segment's amortization during the more recent period reflects the impact of our decision to wind down our steerable antenna product line in the U.K.

Impairment of Long-lived Assets, including Goodwill. Based on lower-than-expected financial performance during the first quarter of fiscal 2025 within our Satellite and Space Communications segment, and other factors, we determined that we were required to perform an interim quantitative goodwill impairment test as of October 31, 2024. Based on our quantitative evaluation, we determined that our Satellite and Space Communications reporting unit had an estimated fair value below its carrying value and concluded that our goodwill in this reporting unit was impaired. As a result, in the first quarter of fiscal 2025, we recognized a $79.6 million non-cash goodwill impairment charge in our Satellite and Space Communications reporting unit. In addition to testing goodwill for impairment, we also assessed the recoverability of the carrying values of our other long-lived assets in this segment, including identifiable intangible assets with finite useful lives. Based on our evaluation, we determined that the fair values of such assets were not impaired. We performed our next quantitative goodwill impairment test as of August 1, 2025 (i.e., the start of our fiscal 2026) and determined that our Satellite and Space Communications and Allerium reporting units had estimated fair values in excess of their carrying values and concluded that our goodwill as of such date was not impaired. See Notes to Consolidated Financial Statements included in Part II - Item 8. Financial Statements and Supplementary Data included in this Form 10-K for further information.

Proxy Solicitation Costs. During fiscal 2025, we incurred $2.7 million of proxy solicitation costs (including legal and advisory fees) in our Unallocated segment as a result of a now-settled proxy contest. There were no similar costs in fiscal 2024.

CEO Transition Costs. During fiscal 2025 and 2024, we recorded $2.1 million and $2.9 million, respectively, related to CEO transition costs. Such Unallocated expenses primarily represent legal expenses related to a former CEO, severance related to another former CEO, third party CEO search firm expenses and expenses related to a sign on bonus for our current CEO.

Loss on Business Divestiture. In connection with the PST Divestiture, during fiscal 2024, we recorded a $1.2 million loss in our Unallocated segment due to the acquirer not achieving certain post-divestiture earn-out criteria. Although a loss for GAAP purposes, the PST Divestiture resulted in a gain for tax purposes. However, we completed the PST Divestiture in a tax efficient manner as we utilized a portion of our capital loss carryforward which is set to expire in 2026.

Operating (Loss) Income. Operating loss for fiscal 2025 and 2024 was $139.1 million and $79.9 million, respectively. Operating (loss) income by reportable segment is shown in the table below:

	Fiscal Years Ended July 31,
	2025	2024	2025	2024	2025	2024	2025	2024
($ in millions)	Satellite and Space Communications		Allerium		Unallocated		Consolidated
Operating (loss) income	$(111.6)	$(54.2)	$24.1	$21.7	$(51.6)	$(47.4)	$(139.1)	$(79.9)
Percentage of related net sales	NA	NA	10.5%	10.0%	NA	NA	NA	NA
Our GAAP operating loss of $139.1 million for fiscal 2025 reflects: (i) a non-cash goodwill impairment charge of $79.6 million; (ii) $21.7 million of amortization of intangibles; (iii) $15.6 million of restructuring costs (of which $5.5 million, $0.6 million and $9.5 million related to our Satellite and Space Communications, Allerium and Unallocated segments, respectively); (iv) $3.1 million of amortization of stock-based compensation; (v) $2.7 million of proxy solicitation costs; (vi) $2.1 million of CEO transition costs; (vii) $0.3 million of strategic emerging technology costs; and (viii) $0.3 million of amortization of cost to fulfill assets, as discussed above. Excluding such items, our consolidated operating loss for fiscal 2025 would have been $13.8 million.

Our GAAP operating loss of $79.9 million for fiscal 2024 reflects: (i) a non-cash goodwill impairment charge of $64.5 million; (ii) $21.2 million of amortization of intangibles; (iii) $12.5 million of restructuring costs (of which $3.8 million, $0.6 million and $8.1 million related to our Satellite and Space Communications, Allerium and Unallocated segments, respectively); (iv) $6.1 million of amortization of stock-based compensation; (v) $4.1 million of strategic emerging technology costs; (vi) $2.9 million of CEO transition costs; (vii) a $1.2 million loss on the PST Divestiture reported in our Unallocated segment; and (viii) $1.0 million of amortization of cost to fulfill assets, as discussed above. Excluding such items, our consolidated operating income for fiscal 2024 would have been $33.5 million.

The decrease, excluding the above items, from $33.5 million of operating income to $13.8 million of operating loss for the more recent period primarily reflects lower consolidated net sales and gross profit (both in dollars and as a percentage of consolidated net sales) and higher selling, general and administrative expenses, offset in part by lower research and development expenses, as discussed above. Operating income (loss) by reportable segment is further discussed below.

The fiscal 2025 operating loss for our Satellite and Space Communications segment was significantly impacted by the $79.6 million non-cash goodwill impairment charge in the first quarter of fiscal 2025. The decrease in our Satellite and Space Communications segment operating income for fiscal 2025 also reflects significantly lower net sales and gross profit, both in dollars and as a percentage of related segment net sales (including an $11.4 million non-cash charge related to the write down of certain inventory and impact of the PST and CGC divestitures), an incremental year-over-year non-cash goodwill impairment charge, higher selling, general and administrative expenses (driven by a $16.1 million non-cash charge related to an allowance for doubtful accounts, offset in part by cost savings initiatives) and higher amortization of intangibles, offset in part by lower research and development expenses, as discussed above.

The increase in our Allerium segment operating income, both in dollars and as a percentage of the related segment net sales, for fiscal 2025 reflects higher net sales and gross profit, offset in part by higher selling, general and administrative expenses and research and development expenses, as discussed above.

Excluding the loss on the PST Divestiture, proxy solicitation costs, CEO transition costs and its respective portion of restructuring charges in each period, Unallocated expenses for fiscal 2025 would have been $37.3 million, as compared to $35.3 million for fiscal 2024. The increase in Unallocated expenses, excluding such items, was primarily due to higher selling, general and administrative expenses, as discussed above.

Interest Expense and Other. Interest expense was $45.7 million and $22.2 million for fiscal 2025 and 2024, respectively. The increase during fiscal 2025 is primarily due to: higher interest rates and fees and average debt balance outstanding during the more recent period related to our Credit Facility; accreted interest related to our Subordinated Credit Facility; the amortization of deferred financing costs and debt discounts related to both credit facilities; and the immediate expensing of certain financing fees related to refinancing and or amending our credit facilities, as discussed further in Notes to Consolidated Financial Statements - Note (8) - Credit Facility and Note (9) - Subordinated Credit Facility included in Part II - Item 8. Financial Statements and Supplementary Data. Our effective interest rate in fiscal 2025 was approximately 19.6% as compared to 12.3% in fiscal 2024. Our current cash borrowing rate under our Credit Facility is approximately 13.9%, which reflects the benefit of recent amendments to the Credit Facility and lower interest rates, as compared to 14.8% in the corresponding prior year period.

Interest (Income) and Other. Interest (income) and other for both fiscal 2025 and 2024 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Write-off of Deferred Financing Costs and Debt Discounts. In connection with the October 17, 2024, March 3, 2025 and July 21, 2025 amendments to the Credit Facility and Subordinated Credit Facility, and in particular, the prepayments of Term Loan principal and reduced commitments under the Credit Facility, $9.0 million of deferred financing fees and debt discounts were immediately expensed during fiscal 2025. During fiscal 2024, in connection with the June 17, 2024 refinancing and extinguishment of the prior credit facility, we fully expensed all $1.8 million of the remaining deferred financing costs related to such credit facility.

Change in Fair Value of Warrants and Derivatives. During fiscal 2025 and 2024, we recorded a $38.5 million and $4.3 million non-cash benefit, respectively, due to the remeasurement of warrants and derivatives related to our Credit Facility, Subordinated Credit Facility and Convertible Preferred Stock. The remeasurement and resulting non-cash benefit for fiscal 2025 primarily reflects a decrease in the estimated probability of events that could result in additional and/or accelerated payments to holders of our Convertible Preferred Stock and lenders under our Subordinated Credit Facility. The remeasurement and resulting non-cash benefit for fiscal 2024 was driven by the impact of a lower market price of our common stock after the issuance of the warrants to the holders of our Convertible Preferred Stock in January 2024, offset in part by a higher market price of our common stock after the issuance of warrants to certain lenders under our Credit Facility in June 2024. See Notes to Consolidated Financial Statements - Note (8) - Credit Facility, Note (9) - Subordinated Credit Facility and Note (17) - Convertible Preferred Stock included in Part II - Item 8. Financial Statements and Supplementary Data for more information.

Benefit from Income Taxes. For fiscal 2025 and 2024, we recorded nominal tax benefits. Our effective tax rate (excluding discrete tax items) for fiscal 2025 was (0.47)%, as compared to 8.1% for fiscal 2024. The decrease in the rate is primarily due to changes in expected product and geographical mix and not providing for tax benefits on U.S. and U.K. related deferred tax assets in the more recent period. For purposes of determining our (0.47)% effective tax rate for fiscal 2025, the impairment of goodwill, the change in fair value of warrants and derivatives, proxy solicitation costs and CEO transition costs are considered significant, unusual or infrequently occurring discrete tax items and excluded from the computation of our effective tax rate.

During fiscal 2025, we recorded a net discrete tax benefit of $0.6 million primarily related to the reversal of tax contingencies no longer required due to the expiration of applicable statute of limitations and proxy solicitation costs. During fiscal 2024, we recorded a net discrete tax expense of $2.7 million, primarily related to stock-based awards and the establishment of a valuation allowance on U.S. net deferred tax assets, partially offset by the reversal of tax contingencies no longer required due to the expiration of applicable statute of limitations.

Our U.S. federal income tax returns for fiscal 2022 through 2025 are subject to potential future IRS audit. None of our state and foreign income tax returns prior to fiscal 2021 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Loss Attributable to Common Stockholders. During fiscal 2025 and 2024, consolidated net loss attributable to common stockholders was $204.3 million and $135.4 million, respectively. In addition to those items discussed above: (i) fiscal 2025 includes $100.1 million of net dividends related to our Convertible Preferred Stock, offset, in part, by a $51.2 million gain related to the exchange of our Series B-1 Convertible Preferred Stock for Series B-2 Convertible Preferred Stock on October 17, 2024; and (ii) fiscal 2024 includes: (a) $19.6 million of losses related to the exchange of our Series A-1 Convertible Preferred Stock for Series B Convertible Preferred Stock on January 22, 2024 (inclusive of the initial fair value of warrants issued to such holders) and the exchange of our Series B Convertible Preferred Stock for Series B-1 Convertible Preferred Stock on June 17, 2024; (b) $11.6 million of dividends related to our Convertible Preferred Stock; and (c) $4.3 million of Series B Convertible Preferred Stock issuance costs (consisting of third party financial advisor, legal and professional fees). For GAAP purposes, net dividends related to our Convertible Preferred Stock reflect dividends paid in kind and dividends accrued at the stated rate, as well as changes in the carrying value of such Convertible Preferred Stock due to changes in the fair value of derivatives embedded in the instrument.

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both fiscal 2025 and 2024 are shown in the table below (numbers in the table may not foot due to rounding):

	Fiscal Years Ended July 31,
	2025	2024	2025	2024	2025	2024	2025	2024
($ in millions)	Satellite and Space Communications		Allerium		Unallocated		Consolidated
Operating (loss) income	$(111.6)	(54.2)	24.1	21.7	(51.6)	(47.4)	$(139.1)	(79.9)
Amortization of stock-based compensation	—	—	—	—	3.1	6.1	3.1	6.1
Amortization of intangibles	7.3	6.7	14.5	14.5	—	—	21.7	21.2
Impairment of long-lived assets, including goodwill	79.6	64.5	—	—	—	—	79.6	64.5
Depreciation	3.0	3.9	8.3	7.9	0.5	0.4	11.8	12.2
Amortization of cost to fulfill assets	0.3	1.0	—	—	—	—	0.3	1.0
Restructuring costs	5.5	3.8	0.6	0.6	9.5	8.1	15.6	12.5
Strategic emerging technology costs	0.3	4.1	—	—	—	—	0.3	4.1
Proxy solicitation costs	—	—	—	—	2.7	—	2.7	—
CEO transition costs	—	—	—	—	2.1	2.9	2.1	2.9
Loss on business divestiture	—	—	—	—	—	1.2	—	1.2
Adjusted EBITDA	$(15.8)	29.8	47.6	44.7	(33.7)	(28.7)	$(2.0)	45.7
Percentage of related net sales:
Operating income	NA	NA	10.5%	10.0%	NA	NA	NA	NA
Adjusted EBITDA	NA	9.2%	20.7%	20.6%	NA	NA	NA	8.5%

The decrease in consolidated Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, for fiscal 2025 as compared to fiscal 2024 primarily reflects lower consolidated net sales and gross profit (both in dollars and as a percentage of consolidated net sales, and including an $11.4 million non-cash charge related to a write down of inventory) and higher selling, general and administrative expenses (driven by a $16.1 million non-cash charge related to an allowance for doubtful accounts), offset in part by lower research and development expenses, as discussed above.

The decrease in our Satellite and Space Communications segment's Adjusted EBITDA reflects significantly lower net sales and gross profit (both in dollars and as a percentage of related segment net sales, and including an $11.4 million non-cash charge related to inventory) and higher selling, general and administrative expenses (driven by a $16.1 million non-cash charge related to an allowance for doubtful accounts), offset in part by lower research and development expenses, as discussed above.

The increase in our Allerium segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, reflects higher gross profit (both in dollars and as a percentage of related segment net sales), offset by higher selling, general and administrative expenses and higher research and development expenses, as discussed above.

Reconciliations of our GAAP consolidated results to the corresponding Non-GAAP measures are shown in the tables below (numbers and per share amounts in the tables may not foot due to rounding). Non-GAAP results reflect Non-GAAP provisions for (benefits from) income taxes based on year-to-date results, as adjusted for the Non-GAAP reconciling items included in the tables below. We evaluate our Non-GAAP effective income tax rate on an ongoing basis, and it can change from time to time. Our Non-GAAP effective income tax rate can differ materially from our GAAP effective income tax rate. In addition, due to the GAAP net loss for the period, Non-GAAP net income per diluted common share for fiscal 2024 was computed using weighted average diluted shares outstanding of 29,132,000, respectively.

	Fiscal 2025
($ in millions, except for per share amounts)	Operating Loss	Net Loss Attributable to Common Stockholders	Net Loss Income per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(139.1)	$(204.3)	$(6.95)
Adjustments to reflect redemption value of convertible preferred stock	—	100.1	3.40
Change in fair value of warrants and derivatives	—	(38.5)	(1.32)
Gain on extinguishment of convertible preferred stock	—	(51.2)	(1.74)
Impairment of long-lived assets, including goodwill	79.6	79.6	2.71
Amortization of intangibles	21.7	20.8	0.71
Restructuring costs	15.6	14.9	0.51
Amortization of stock-based compensation	3.1	3.1	0.11
Proxy solicitation costs	2.7	2.5	0.09
CEO transition costs	2.1	2.0	0.07
Strategic emerging technology costs	0.3	0.3	0.01
Amortization of cost to fulfill assets	0.3	0.3	0.01
Net discrete tax benefit	—	(0.3)	(0.01)
Non-GAAP measures	$(13.8)	$(70.8)	$(2.41)

	Fiscal 2024
($ in millions, except for per share amounts)	Operating (Loss) Income	Net (Loss) Income Attributable to Common Stockholders	Net (Loss) Income per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(79.9)	$(135.4)	$(4.70)
Loss on extinguishment of convertible preferred stock	—	19.6	0.68
Adjustments to reflect redemption value of convertible preferred stock	—	15.9	0.55
Change in fair value of warrants and derivatives	—	(4.3)	(0.15)
Impairment of long-lived assets, including goodwill	64.5	63.8	2.21
Amortization of intangibles	21.2	16.4	0.57
Restructuring costs	12.5	9.7	0.34
Amortization of stock-based compensation	6.1	4.8	0.17
Strategic emerging technology costs	4.1	3.8	0.13
CEO transition costs	2.9	2.2	0.08
Loss on business divestiture	1.2	1.2	0.04
Amortization of cost to fulfill assets	1.0	1.0	0.03
Net discrete tax expense	—	4.1	0.14
Non-GAAP measures	$33.5	$2.8	$0.10

Our Adjusted EBITDA is a Non-GAAP measure that represents earnings (loss) before interest, income taxes, depreciation, amortization of intangibles, impairment of long-lived assets, including goodwill, amortization of cost to fulfill assets, amortization of stock-based compensation, CEO transition costs, change in fair value of warrants and derivatives, proxy solicitation costs, restructuring costs, strategic emerging technology costs (for next-generation satellite technology) and write-off of deferred financing costs and debt discounts, and in the recent past, acquisition plan expenses, change in fair value of the convertible preferred stock purchase option liability, COVID-19 related costs, facility exit costs, strategic alternatives expenses and other and loss on business divestiture. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Although closely aligned, our definition of Adjusted EBITDA is different than EBITDA (as such term is defined in our Credit Facility and Subordinated Credit Facility) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and therefore may not be comparable to similarly titled measures used by other companies.

Adjusted EBITDA, as well as adjusted operating income (loss), net income (loss) attributable to common shareholders and net income (loss) per diluted common share, as presented in the above tables, are non-GAAP measures. These Non-GAAP measures are frequently requested by investors and analysts. We believe that investors and analysts may use these Non-GAAP measures along with other information contained in our SEC filings, including GAAP measures, in assessing our performance and comparability of our results with other companies. Our Non-GAAP measures reflect the GAAP measures as reported, adjusted for certain items as described herein and also excludes the effects of our outstanding convertible preferred stock.

These Non-GAAP financial measures have limitations as an analytical tool, as they exclude the financial impact of transactions necessary to conduct our business, such as the granting of equity compensation awards, and are not intended to be an alternative to financial measures prepared in accordance with GAAP. These measures are adjusted as described in the reconciliation of GAAP to Non-GAAP measures in the tables presented herein, but these adjustments should not be construed as an inference that all of these adjustments or costs are unusual, infrequent or non-recurring. Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures determined in accordance with GAAP. Investors are advised to carefully review the GAAP financial results that are disclosed in our SEC filings. As we have not provided future Non-GAAP financial guidance or targets, there is no need to reconcile our business outlook to the most directly comparable GAAP measures. Furthermore, even if guidance or targets had been provided, items such as stock-based compensation, adjustments to the provision for income taxes, amortization of intangibles and interest expense, which are specific items that impact these measures, have not yet occurred, are out of our control, or cannot be predicted at this time. For example, quantification of stock-based compensation expense requires inputs such as the number of shares granted and market price that are not currently ascertainable. Accordingly, reconciliations to the Non-GAAP forward looking metrics would not be available without unreasonable effort and such unavailable reconciling items could significantly impact our financial results.

Comparison of Fiscal 2024 and 2023

A detailed discussion of fiscal 2024 items and year-over-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal 2024 and 2023 in our Annual Report on Form 10-K for the year ended July 31, 2024.

Liquidity and Capital Resources

Our cash and cash equivalents were $40.0 million and $32.4 million at July 31, 2025 and 2024, respectively. For fiscal 2025, our cash flows reflect the following:

•Net cash used in operating activities was $8.3 million and $54.5 million for fiscal 2025 and 2024, respectively. The significant period-over-period improvement reflects favorable changes in net working capital requirements, due primarily to improved accountability and process disciplines, as well as the timing of and progress toward completion on contracts accounted for over time, including related shipments, billings and collections. These activities allowed us to reduce billed receivables, contract assets (i.e., unbilled receivables) and inventory levels in fiscal 2025. Also, as a result of our enhanced liquidity, driven by our improved operational and financial performance over the course of fiscal 2025 and recent amendments to our credit facilities, operating cash flows in the more recent period reflect our concerted efforts to reduce accounts payable in order to improve vendor relations and position ourselves to negotiate more favorable payment terms.

Operating cash flows include cash payments for interest and taxes of $27.7 million and $1.9 million, respectively, for fiscal 2025, and $18.1 million and $4.9 million, respectively, for fiscal 2024.

Operating cash flows in fiscal 2025 and 2024 also include $23.0 million and $16.0 million, respectively, in aggregate payments for restructuring costs, including severance, proxy solicitation costs, CEO transition costs and strategic emerging technology costs for next-generation satellite technology.

•Net cash used in investing activities in fiscal 2025 was $8.6 million and primarily reflects capital expenditures in our Allerium segment to build-out cloud-based computer networks and internal use software applications, as well as capital investments and building improvements in connection with our leased facilities. Net cash provided by investing activities in fiscal 2024 was $20.1 million and includes $33.2 million of net cash proceeds from the PST Divestiture.

•Net cash provided by financing activities was $24.4 million and $47.8 million for fiscal 2025 and 2024, respectively and primarily reflects the following:

•During fiscal 2025 we: (i) entered into a Subordinated Credit Facility agreement, as amended, with existing holders of our Convertible Preferred Stock and received proceeds of $100.0 million; (ii) made partial term loan repayments of $56.7 million and net revolving loan repayments of $14.9 million under our Credit Facility; and (iii) paid $4.5 million in deferred financing costs and debt discounts.

•During fiscal 2024, we: (i) entered into the Credit Facility agreement, as amended, received term loan proceeds of $157.1 million and repaid in full the outstanding borrowings under our prior credit facility; (ii) made $48.8 million in total term loan repayments; (iii) made revolving loan net repayments of $85.3 million; (iv) paid financing costs of $10.3 million in connection with our credit facilities; (v) received an aggregate of $43.2 million in net proceeds related to the issuance of our Series B Convertible Preferred Stock; (vi) and paid $4.3 million in related issuance costs (consisting of third party financial advisor, legal and professional fees).

•During fiscal 2025, we also received $2.8 million from the City of Gatineau, a province in Quebec, Canada, to fund the relocation of our existing leased facility to a new location.

The Credit Facility, Subordinated Credit Facility and Convertible Preferred Stock are discussed below and in Notes to Consolidated Financial Statements - Note (8) – Credit Facility, Note (9) - Subordinated Credit Facility and Note (17) – Convertible Preferred Stock included in Part II - Item 8. Financial Statements and Supplementary Data, included in this Form 10-K (which discussion is incorporated herein by reference).

Liquidity

In fiscal 2025, 2024 and 2023, we reported operating losses of $139.1 million, $79.9 million and $14.7 million, respectively, and net cash used in operating activities of $8.3 million, $54.5 million and $4.4 million, respectively. At July 31, 2025 and November 7, 2025 (the date closest to the issuance date), total outstanding borrowings under our Credit Facility was $133.9 million and $135.0 million, respectively. Of such amounts, $17.6 million was drawn on the Revolver Loan at both dates.

At July 31, 2025, October 31, 2025 and November 7, 2025, our available sources of liquidity totaled $47.0 million, $51.0 million and $50.3 million, respectively, which includes qualified cash and cash equivalents of $37.4 million, $41.4 million and $40.7 million, respectively, and the remaining available portion of the Revolver Loan of $9.6 million as of each such date.

As of the issuance date, we expect cash and cash equivalents and cash flows from both operating and financing activities to be our principal sources of liquidity. We also believe these sources of liquidity will be sufficient to fund our operating and cash commitments for investing and financing activities over the next year beyond the issuance date.

During fiscal 2025 and through the issuance date, we have taken the following actions, and implemented the following plans, to improve our operational and financial performance, enhance our liquidity and financial condition and ability to meet our financial covenants contained in our credit facilities:

•Engaged in portfolio-shaping opportunities to enhance profitability, efficiency and focus, including the elimination of legacy solutions that were not contributing meaningfully to net sales and or gross profits;

•Prioritized efforts to complete low or no margin non-recurring engineering contracts in order to accelerate our migration to higher volume and higher margin manufacturing related orders with improved cash conversion cycles;

•Developed and launched new products and services around differentiated technology and solutions;

•Improved operating profitability by entering into, or renegotiating, sales or service contracts with more favorable pricing and payment terms;

•Reduced our cost structure to better align operating expenses with revenue expectations, including facility and headcount rationalization and optimization;

•Through new leadership and improved accountability and process disciplines implemented throughout the organization, reduced our investments in working capital (e.g., accounts receivable and inventory), as well as capital expenditures; and

•Through a series of capital injections, aggregating $100.0 million in the form of subordinated debt, and amendments to our credit facilities: (i) significantly reduced senior debt and related cash interest payments due under our Credit Facility; (ii) increased the available portion of our Revolver Loan; (iii) deferred the scheduled repayment of a portion of the Term Loan and the scheduled payment of certain fees due under the Credit Facility; (iv) suspended testing of our Net Leverage Ratio, Fixed Charge Coverage Ratio and Minimum EBITDA covenants under our credit facilities until January 31, 2027; and (v) reduced the minimum quarterly average liquidity requirement under our credit facilities.

Our ability to meet future anticipated liquidity needs over the next year beyond the issuance date will largely depend on our ability to execute on our operational strategy, generate positive cash inflows from operations, maximize our borrowing capacity under our Credit Facility and or secure outside capital. Our ability to do so may also be affected by general economic, financial and other factors which are beyond our control.

Based on the foregoing, over the next year beyond the issuance date, we believe that we will: (i) be able to generate sufficient positive cash inflows and maximize our borrowing capacity under our Credit Facility to continue as a going concern, and (ii) comply with the covenants contained in our credit facilities.

Our material cash requirements are for working capital, debt service (including interest), capital expenditures, tax payments, facilities lease payments and dividends related to our Convertible Preferred Stock, which are payable in kind or in cash under certain circumstances.

Our material cash requirements could increase beyond our current expectations due to factors such as: (i) an inability to meet our current obligations under our credit facilities as they become due, or to obtain future waivers or amendments from the lenders in the event compliance is not maintained; (ii) general economic conditions; (iii) a change in the timing or amounts of government spending priorities and or contracting decisions; (iv) larger than usual customer orders; (v) a future redemption by the holders of our Convertible Preferred Stock; or (vi) actions we may take related to our transformation plan.

Also, in light of our transformation plan initiatives, we continue to review and evaluate our capital allocation plans. Furthermore, we may choose to raise additional funds through equity and debt financing transactions to provide additional flexibility or to pursue acquisitions. Although it is difficult in the current economic and credit environment to predict the terms and conditions of financing that may be available in the future, we believe that we would have sufficient access to credit from financial institutions and/or financing from public and private debt and equity markets.

In addition to making capital investments for our high-volume manufacturing center in our Satellite and Space Communications segment, we have also been making significant capital expenditures and building out cloud-based computer networks and internal use software applications to support customers in our Allerium segment. We expect capital investments for these and other initiatives to continue in fiscal 2026.

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

On September 29, 2020, our Board of Directors authorized a $100.0 million stock repurchase program, which replaced our prior program. The $100.0 million stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws and the terms of our Credit Facility. There were no repurchases of our common stock during fiscal 2025 and 2024.

In fiscal 2023, we adjusted our capital allocation plans and determined to forgo a common stock dividend. Future common stock dividends, if any, remain subject to compliance with financial covenants under our Credit Facility and Subordinated Credit Facility, as well as Board approval and certain voting rights of holders of our Convertible Preferred Stock.

At July 31, 2025, we had $0.1 million of cash deposited as collateral in connection with outstanding standby letters of credit to guarantee future performance on certain customer contracts and no commercial letters of credit outstanding.

Commitments
In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of July 31, 2025, will materially adversely affect our liquidity. At July 31, 2025, cash payments due under contractual obligations (including estimated interest expense on our Credit Facility), excluding purchase orders that we entered into in our normal course of business, are as follows:

($ in thousands)	Total	Due Within 1 Year
Credit Facility - principal payments	$133,901	4,050
Credit Facility - estimated interest payments	46,627	18,316
Operating lease obligations	42,940	7,637
Subordinated Credit Facility	100,144	—
Subordinated Credit Facility Make-Whole Amount	25,700	—
Contractual cash obligations	$349,312	30,003

As stated above, the amounts in the above table represent cash payments due under contractual obligations. Interest payments related to our Credit Facility were calculated based the outstanding borrowings at July 31, 2025. Interest related to the Credit Facility was calculated based on the SOFR forward curve, plus the applicable margin, and does not assume any interest paid-in-kind. The Subordinated Credit Facility amount includes paid-in-kind interest through July 31, 2025 on the $35.0 million Subordinated Credit Facility Amendment No. 2 Priority Term Loan. The Subordinated Credit Facility Make-Whole Amount represents $65.0 million of the outstanding Subordinated Credit Facility principal amount, multiplied by the applicable make-whole rate for each applicable tranche as of July 31, 2025. The Subordinated Credit Facility and Make-Whole Amount are not included in the total due within one year column given the timing of such payment is subject to the timing of certain repayments, prepayments and maturity date associated with the Credit Facility. See Part II - Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (8) - Credit Facility and Note (9) - Subordinated Credit Facility for additional discussion related to the commitments under our Credit Facility and Subordinated Credit Facility, respectively (which discussion is incorporated herein by reference), and Note (10) - Leases for additional information on our lease commitments.

As discussed further in Notes to Consolidated Financial Statements - Note (17) - Convertible Preferred Stock, included in Part II - Item 8. Financial Statements and Supplementary Data (which discussion is incorporated herein by reference), included in this Form 10-K, the holders of the Convertible Preferred Stock have the option to redeem such shares for cash: (i) in the event of the occurrence of an asset sale meeting certain criteria; (ii) on or after April 30, 2027 in the event of a satisfaction of the existing Credit Facility; and (iii) in all other cases, October 31, 2028. As the Convertible Preferred Stock are not mandatorily redeemable for cash, the redemption value of such shares are not presented in the table above.

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

As discussed further in Notes to Consolidated Financial Statements - Note (14) - Commitments and Contingencies, included in Part II - Item 8.- Financial Statements and Supplementary Data, included in this Form 10-K (which discussion is incorporated herein by reference), we are subject to a number of indemnification demands and we are incurring ongoing legal expenses in connection with these matters. Our insurance policies may not cover the cost of defending indemnification claims or providing indemnification. As a result, pending or future claims asserted against us by a party that we have agreed to indemnify could result in legal costs and damages that could have a material adverse effect on our consolidated results of operations and financial condition.

We entered into employment and/or change of control agreements with certain of our executive officers and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of the Company or termination of the employee.

As further discussed in Notes to Consolidated Financial Statements - Note (11) - Income Taxes included in Part II - Item 8. Financial Statements and Supplementary Data, included in this Form 10-K (which discussion is incorporated herein by reference), our Consolidated Balance Sheet at July 31, 2025 includes total liabilities of $8.1 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

As further discussed in Notes to Consolidated Financial Statements – Note (1)(n) - Adoption of Accounting Standards and Updates included in Part II - Item 8. Financial Statements and Supplementary Data, included in this Form 10-K, (which discussion is incorporated herein by reference), during fiscal 2025 we adopted:

•FASB ASU No. 2023-07, which requires the disclosure of significant segment expenses, by reportable segment, regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. Our adoption of this ASU impacted our disclosures only through the retrospective application to all prior periods presented. See Notes to Consolidated Financial Statements - Note (13) Segment Information included in Part II - Item 8. Financial Statements and Supplementary Data.

In addition, the following FASB ASUs have been issued and incorporated into the FASB ASC and have not yet been adopted by us as of July 31, 2025:

•FASB ASU No. 2023-09, which among other things, enhances and establishes new income tax disclosure requirements, in addition to modifying and eliminating certain existing requirements. Most notably, this ASU requires greater disaggregation of information in the effective tax rate reconciliation, including the inclusion of both percentages and amounts, specific categories and additional information for reconciling items meeting a quantitative threshold defined by the guidance. Additionally, disclosures of income taxes paid and income tax expense must be disaggregated by federal, state and foreign taxes, with income taxes paid further disaggregated for individual jurisdictions that represent 5 percent or more of total income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 (our fiscal year beginning on August 1, 2025), with early adoption permitted. We are evaluating the impact of this ASU on our consolidated financial statements and disclosures.

•FASB ASU No. 2024-03, which among other things, requires more detailed disclosures of certain categories of expenses (including purchases of inventory, employee compensation, depreciation, and amortization) that are components of existing expense captions presented on the face of the income statement. All entities are required to apply the guidance prospectively with an option for retrospective application. This ASU is effective for annual reporting periods beginning after December 15, 2026 (our fiscal year beginning on August 1, 2027), and interim periods within annual reporting periods beginning after December 15, 2027 (our interim period beginning on August 1, 2028), with early adoption permitted, as clarified in ASU No. 2025-01 issued January 6, 2025. The adoption of this guidance will impact our disclosures only and we do not expect it to have a material impact on our Consolidated Financial Statements.

•FASB ASU No. 2025-05, which among other things, provides all entities with a practical expedient that allows for the assumption that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating credit losses for such assets. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods (our fiscal year beginning on August 1, 2026), with early adoption permitted. We are evaluating the impact of this ASU on our consolidated financial statements and disclosures.

•FASB ASU 2025-06, which among other things, amends the criteria for recognizing and capitalizing costs related to internal-use software by replacing the previous project stage model with a principles-based framework. Under this ASU, costs are capitalized when management has authorized and committed to funding a software project, and it is probable that the project will be completed and the software used as intended. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods (our fiscal year beginning on August 1, 2028), on either a prospective, retrospective or modified prospective transition method. We are evaluating the impact of this ASU on our consolidated financial statements and disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from borrowings under our credit facilities. Based on the amount of outstanding debt under our credit facilities, a hypothetical change in interest rates by 10% would change interest expense by approximately $2.4 million over a one-year period. Although we do not currently use interest rate derivative instruments to manage exposure to interest rate changes, we may choose to do so in the future in connection with our credit facilities.

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of July 31, 2025, we had total cash and cash equivalents of $40.0 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of July 31, 2025, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

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
ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")), which have been designed to provide reasonable assurance that the information required to be disclosed by us, in reports filed under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, carried out by us under the supervision of our Chief Executive Officer and Chief Financial Officer, and with the participation of our management, we concluded that our disclosure controls and procedures were not effective, as of July 31, 2025, as a result of the material weaknesses in our internal control over financial reporting discussed below.

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

Management’s Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013) (the "COSO framework"). Based on our assessment, we determined that, as of July 31, 2025, our internal control over financial reporting was not effective based on those criteria as a result of material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain an effective control environment commensurate with our financial reporting requirements based on the criteria in the COSO framework, as we lacked a sufficient complement of resources with an appropriate level of knowledge and experience to establish effective processes and controls. The control environment material weakness contributed to other material weaknesses within our system of internal control over financial reporting at the control activity level, where we did not design and implement effective control activities, including controls related to: revenue, inventory, other assets, contract liabilities and complex accounting matters and transactions (including debt, convertible preferred stock and related embedded derivatives). Deficiencies in control activities contributed to misstatements and the potential for there to have been material misstatements within these areas.

An international component of our Allerium segment had ineffective controls. Specifically, we did not design and maintain effective general information technology controls (“GITCs”) and business process controls in the following areas: (i) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to financial applications, programs and data to appropriate company personnel; (ii) program change management controls to ensure that changes to information technology (“IT”) programs and data affecting financial applications and underlying accounting records are properly identified, tested, authorized and implemented with appropriate segregation of duties; and (iii) business process controls to ensure that journal entries were not amended prior to posting, as the enterprise resource planning (“ERP”) system which the international component operates does not restrict approvers from changing journal entries prior to posting. While no material misstatements were identified with respect to this international component in fiscal 2025, these deficiencies impact control activities over all financial statement account balances, classes of transactions and disclosures and contributed to the potential for there to have been material misstatements within the international component.

Deloitte and Touche LLP, our independent registered public accounting firm, has performed an audit of our internal control over financial reporting as of July 31, 2025. Deloitte’s audit reports appear on pages F-2 and F-3 of this annual report.

Changes In Internal Control Over Financial Reporting

Other than for the material weakness related to our international component described above, which accounted for 5.7%, 4.1% and 3.3% of our consolidated total assets and 7.6%, 5.9% and 4.6% of our consolidated net sales as of and for the three fiscal years ended July 31, 2025, 2024 and 2023, respectively, and for the on-going remediation efforts described below, there have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during our fiscal quarter ended July 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

Our remediation efforts are ongoing and we will continue our initiatives to hire and engage additional skilled resources in program management and accounting and finance related functions, and implement and document policies, procedures and internal controls. Management is committed to the remediation of the material weaknesses described above.

To date, management has undertaken the following remedial actions in conjunction with its remediation plan:

•Reorganized and reassigned responsibilities for executing specific internal controls over financial reporting to staff within the finance organization whose experience aligns more closely with these responsibilities;

•Hired more qualified staff with sufficient knowledge and experience to strengthen our financial reporting;

•Engaged third-party consultants to perform a comprehensive review of our accounting and reporting functions to assist in designing our remediation plan;

•Designed and began implementing a comprehensive remediation plan to enhance our internal control environment that was approved by the Audit Committee;

•Initiated and will continue the process to document, implement and redesign controls, policies, and procedures with an appropriate level of precision to detect a material misstatement, and to retain sufficient documentation to support the operating effectiveness of controls over revenue, inventory, other assets, contract liabilities, debt, convertible preferred stock and related embedded derivatives;

•While management has made significant progress in remediating controls relating to complex accounting matters and transactions by engaging a third-party specialist with the requisite knowledge, experience and resources, the material weakness will not be considered remediated until the implemented controls operate for a sufficient period of time and management had concluded, through testing, that the related controls are effective;

•We engaged a third-party specialist with sufficient knowledge and experience to oversee our internal audit function; such individual is independent of management and reports directly to the Audit Committee; and

•With respect to our international component's operations, accounting and financial reporting, management initiated and will continue to implement proper segregation of duties and enhance control activities over GITCs.

We will continue to monitor the effectiveness of our remediation plan and refine the remediation plan as appropriate. These actions represent significant progress in addressing the material weaknesses. However, they do not represent the full suite of improvements that we plan to make in order to strengthen our internal control over financial reporting. Additional components of our remediation plan include:

•Conducting training sessions for all control owners and relevant personnel to improve documentation that supports effective control activities, including evidence of the completeness and accuracy of information used in controls;

•For those employees involved in the estimate at completion (“EAC”) process, conducting specialized training sessions related to newly designed or enhanced control activities that were put in place for preparing and reviewing an EAC and its impact on the accuracy of financial reporting; and

•With respect to our international component's operations, accounting and financial reporting, updating and documenting its policies and procedures, including IT policies and procedures and the enhancement of certain control activities over user access, change management and the review of third-party services organization reports.

Remediation of the identified material weaknesses and strengthening of our internal control environment will require a substantial effort throughout fiscal 2026 and beyond, as necessary. We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Officers

During the three months ended July 31, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

Transaction Bonus Agreements and Restricted Stock Awards

On November 7, 2025, the Company approved transaction bonuses for several employees, including certain of its named executive officers, pursuant to which such recipients will be eligible to receive a cash bonus equal to a specified percentage of Transaction Proceeds in connection with a Qualifying Transaction. The percentages of Transaction Proceeds payable to each named executive officer are as follows: Mr. Bondi – 0.19%, Mr. Walther – 0.19%, Mr. Robertson – 0.216%, and Mr. Traub – 0.739%. The bonuses will be paid on the first scheduled payroll date following the closing of the Qualifying Transaction, subject to applicable tax withholdings and other authorized deductions; provided that any portion of a bonus attributable to certain contingent proceeds will be paid on the same schedule and under the same terms and conditions as apply to such contingent proceeds (but in no event later than the fifth anniversary of the closing of the Qualifying Transaction). Each recipient must remain in continued employment with the Company through the closing of a Qualifying Transaction in order to receive the bonus, and will forfeit the bonus if (i) the recipient resigns for any reason or is terminated for cause prior to the Qualifying Transaction or (ii) the Company terminates the recipient’s employment without cause more than three months prior to the Qualifying Transaction; except, that if the Company terminates a recipient’s employment without cause within three months prior to the Qualifying Transaction, the recipient will remain eligible to receive the bonus. In addition, Mr. Traub’s agreement provides that if the Company terminates his employment without Cause or he resigns for Good Reason on or prior to first anniversary of the closing of the Qualifying Transaction, in lieu of the lump sum cash severance payment that he would otherwise be entitled to under his employment agreement, he will be entitled to a cash amount equal to one and a half (1.5) times the sum of his base salary and target bonus. For purposes of the bonus, (a) "Qualifying Transaction" means the consummation of a Specified Permitted Individual Disposition (as defined in the Company’s Credit Facility as in effect as of November 7, 2025) on or prior to December 31, 2026, and (b) “Transaction Proceeds” means the aggregate cash and non-cash consideration received by the Company in connection with the Qualifying Transaction (before deducting any transaction expenses, indebtedness or similar purchase price reductions set forth in the definitive agreement for such Qualifying Transaction).

In addition, on November 7, 2025, the Company approved grants of restricted stock unit awards under the 2023 Plan for the fiscal year 2026, including to its named executive officers, pursuant to a form of restricted stock unit award agreement which provides that the recipients will receive pro-rated vesting upon a termination without Cause (as defined in the 2023 Plan); provided, however, that if the recipient is terminated without Cause (as defined in the 2023 Plan) at or within 12 months following a Qualifying Transaction (as defined above) and prior to the vesting of the first vesting tranche of such award, the recipient will instead receive vesting acceleration with respect to the first vesting tranche of the award.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    (1) The Registrant’s financial statements together with a separate index are annexed hereto.
(2) The Financial Statement Schedule listed in a separate index is annexed hereto.
(3) Exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
3(a)(i)	Restated Certificate of Incorporation of the Registrant, dated August 18, 2006	Exhibit 3(a)(i) to the Registrant’s 2006 Form 10-K
3(a)(ii)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Comtech Telecommunications Corp., dated December 28, 2021	Exhibit 3.1 to the Registrant's Form 8-K, filed December 30, 2021
3(a)(iii)	Third Amended and Restated By-Laws of the Registrant, dated September 26, 2017	Exhibit 3(a)(ii) to the Registrant’s 2017 Form 10-K
3(a)(iv)	Certificate of Designations of Series B-1 Convertible Preferred Stock, dated June 17, 2024	Exhibit 3.1 to the Registrant's Form 8-K filed June 18, 2024
3(a)(v)	Certificate of Elimination of Series B-1 Convertible Preferred Stock, dated October 23, 2024	Exhibit 3(a)(v) to the Registrant's 2024 Form 10-K
3(a)(vi)	Certificate of Designations of Series B-2 Convertible Preferred Stock, dated October 17, 2024	Exhibit 3.1 to the Registrant’s Form 8-K, filed October 18, 2024
3(a)(vii)	Certificate of Elimination eliminating the Series B-2 Convertible Preferred Stock, dated March 4, 2025	Exhibit 3.2 to the Registrant’s Form 8-K, filed March 4, 2025
3(a)(viii)	Certificate of Designations designating the Series B-3 Convertible Preferred Stock, dated March 4, 2025	Exhibit 3.1 to the Registrant’s Form 8-K, filed March 4, 2025
4(a)(i)	Form of Warrant Agreement	Exhibit 4.1 to the Registrant’s Form 8-K, filed March 4, 2025
4(a)(ii)	Description of Comtech Telecommunications Corp.'s Securities Registered Pursuant to Section 12 of the Exchange Act
10(a)*	Third Amended and Restated 2001 Employee Stock Purchase Plan	Appendix B to the Registrant’s Proxy Statement, filed November 18, 2022
10(b)*	2000 Stock Incentive Plan, Amended and Restated, dated December 15, 2022	Appendix A to the Registrant’s Proxy Statement, filed November 18, 2022
10(c)(1)*	Form of Stock Option Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(f)(7) to the Registrant’s 2005 Form 10-K
10(c)(2)*	Form of Stock Option Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2020	Exhibit 10(d)(3) to the Registrant's 2020 Form 10-K
10(d)(1)*	Form of Cash-Settled Performance Unit Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(e)(2) to the Registrant's 2023 Form 10-K
10(e)(1)*	Form of Long-Term Performance Share Award Agreement pursuant to the 2000 Stock Incentive Plan - 2018	Exhibit 10(f)(2) to the Registrant's 2019 Form 10-K
10(f)(1)*	Form of Restricted Stock Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2019	Exhibit 10(g)(3) to the Registrant's 2019 Form 10-K
10(f)(2)*	Form of Restricted Stock Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2022	Exhibit 10(g)(4) to the Registrant's 2022 Form 10-K
10(g)(1)*	Form of Restricted Stock Unit Agreement for Employees pursuant to the 2000 Stock Incentive Plan - 2017	Exhibit 10(h)(1) to the Registrant’s 2017 Form 10-K

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
10(g)(2)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(aa) to the Registrant’s 2016 Form 10-K
10(g)(3)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2020	Exhibit 10.1 to the Registrant's Form 10-Q, filed June 3, 2020
10(g)(4)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2022	Exhibit 10(h)(7) to the Registrant's 2022 Form 10-K
10(g)(5)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Employees pursuant to the 2000 Stock Incentive Plan - 2022	Exhibit 10(h)(8) to the Registrant's 2022 Form 10-K
10(h)(1)*	Form of Other Stock-Based Award Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(i)(3) to the Registrant's 2023 Form 10-K
10(i)(1)*	Form of Share Unit Agreement (eligible for dividend equivalents) for Employees pursuant to the 2000 Stock Incentive Plan	Exhibit 10.2 to the Registrant's Form 10-Q, filed December 9, 2013
10(i)(2)*	Form of Share Unit Agreement (eligible for dividend equivalents) for Employees pursuant to the 2000 Stock Incentive Plan - 2018	Exhibit 10(j)(2) to the Registrant's 2018 Form 10-K
10(j)*	Form of Indemnification Agreement between the Registrant and the Named Executive Officers and Certain Other Executive Officers	Exhibit 10.1 to Registrant’s Form 8-K, filed on March 8, 2007
10(k)(1)*	Form of Change-in-Control Agreement (Tier 1)	Exhibit 10(l)(1) to the Registrant's 2022 Form 10-K
10(k)(2)*	Form of Change-in-Control Agreement (Tier 2) between the Registrant and Certain Named Executive Officers (other than the CEO) and Certain Other Executive Officers	Exhibit 10(l)(2) to the Registrant's 2022 Form 10-K
10(k)(3)*	Form of Change-in-Control Agreement (Tier 2) between the Registrant and Certain Named Executive Officers (other than the CEO) and Certain Other Executive Officers (California Employees)	Exhibit 10.3 to the Registrant’s Form 8-K, filed June 7, 2017
10(k)(4)*	Form of Change-in-Control Agreement (Tier 2) between the Registrant and Certain Named Executive Officers (other than the CEO) and Certain Other Executive Officers (Divisional/Subsidiary Presidents)	Exhibit 10.4 to the Registrant’s Form 8-K, filed June 7, 2017
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
10(m)(4)
Waiver and Amendment No. 2 to Credit Agreement, dated as of March 3, 2025, by and among Comtech Telecommunications Corp., as borrower, the lenders named therein, TCW Asset Management Company LLC, as term loan agent, and Wingspire Capital LLC, as revolving agent
Exhibit 10.1 to the Registrant’s Form 8-K, filed March 4, 2025
10(m)(5)
Waiver and Amendment No 1. to Subordinated Credit Agreement, dated as of March 3, 2025, by and among Comtech Telecommunications Corp., as borrower, the guarantors named therein, the lenders named therein, and U.S. Bank Trust Company, National Association, as agent.
Exhibit 10.2 to the Registrant’s Form 8-K, filed March 4, 2025
10(m)(6)
Amendment No. 3 to Credit Agreement, dated as of July 21, 2025, by and among Comtech Telecommunications Corp., as borrower, the lenders named therein, TCW Asset Management Company LLC, as administrative agent, and Wingspire Capital LLC, as revolving agent.
Exhibit 10.1 to the Registrant’s Form 8-K, filed July 22, 2025
10(m)(7)
Amendment No 2. to Subordinated Credit Agreement, dated as of July 21, 2025, by and among Comtech Telecommunications Corp., as borrower, the guarantors named therein, the lenders named therein, and U.S. Bank Trust Company, National Association, as agent.
Exhibit 10.2 to the Registrant’s Form 8-K, filed July 22, 2025
10(n)(1)	Subscription and Exchange Agreement, dated as of October 17, 2024, by and among Comtech Telecommunications Corp. and the Investors named therein	Exhibit 10.3 to the Registrant’s Form 8-K, filed October 18, 2024
10(n)(2)	Subscription and Exchange Agreement, dated as of March 3, 2025, by and among Comtech Telecommunications Corp. and the Investors named therein	Exhibit 10.3 to the Registrant’s Form 8-K, filed March 4, 2025
10(n)(3)	Form of Voting Agreement	Exhibit 10.4 to the Registrant’s Form 8-K, filed March 4, 2025
10(n)(4)	Registration Rights Agreement, dated as of March 3, 2025, by and among Comtech Telecommunications Corp. and the Investors named therein	Exhibit 10.5 to the Registrant’s Form 8-K, filed March 4, 2025
10(o)
Cooperation Agreement dated December 16, 2021, by and among Comtech Telecommunications Corp., Outerbridge Partners, LP, Outerbridge Capital Management, LLC, Outerbridge Partners GP, LLC, Outerbridge Bartleby Fund, LP, Outerbridge Bartleby GP, LLC, and Rory Wallace
Exhibit 10.1 to the Registrant's Form 8-K, filed December 21, 2021
10(p)(1)*	Employment Agreement, dated December 31, 2021, between Comtech and Michael Porcelain	Exhibit 10.1 to the Registrant's Form 8-K, filed January 5, 2022
10(p)(2)*	Restricted Stock Unit Agreement with Michael Porcelain Pursuant to the Comtech Telecommunications Corp. 2000 Stock Incentive Plan	Exhibit 10.2 to the Registrant's Form 10-Q, filed March 10, 2022
10(p)(3)*	Separation Agreement and General Release with Michael Porcelain, dated August 9, 2022	Exhibit 10.1 to the Registrant's Form 8-K, filed August 10, 2022
10(q)(1)*	CEO Employment Agreement with Ken Peterman, dated September 12, 2022	Exhibit 10.1 to the Registrant’s Form 8-K, filed September 13, 2022

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
10(q)(2)*	Restricted Stock Unit Agreement with Ken Peterman Pursuant to the Comtech Telecommunications Corp. 2000 Stock Incentive Plan	Exhibit 10.2 to the Registrant’s Form 8-K, filed September 13, 2022
10(q)(3)*	Long-Term Performance Share Award Agreement with Ken Peterman Pursuant to the Comtech Telecommunications Corp. 2000 Stock Incentive Plan	Exhibit 10.3 to the Registrant’s Form 8-K, filed September 13, 2022
10(q)(4)*	Long-Term Performance Share Award (VWAP) Agreement with Ken Peterman Pursuant to the Comtech Telecommunications Corp. 2000 Stock Incentive Plan	Exhibit 10.4 to the Registrant’s Form 8-K, filed September 13, 2022
10(r)*	Form of Executive Employment Agreement	Exhibit 10.1 to the Registrant’s Form 8-K, filed January 9, 2024
10(s)(1)*	Employment Agreement between Comtech Telecommunications Corp. and John Ratigan	Exhibit 10.1 to the Registrant’s Form 8-K, filed April 1, 2024
10(s)(2)*	Employment Agreement Amendment 1 between Comtech Telecommunications Corp. and John Ratigan	Exhibit 10.2 to the Registrant’s Form 8-K, filed April 1, 2024
10(s)(3)*	Employment Agreement, dated October 28, 2024, between Comtech Telecommunications Corp. and John Ratigan	Exhibit 10.7 to the Registrant’s Form 10-Q, filed January 13, 2025
10(s)(4)*	Separation Agreement, dated January 10, 2025, by and between Comtech Telecommunications Corp. and John Ratigan	Exhibit 10.1 to the Registrant’s Form 8-K, filed January 13, 2025
10(t)*	Form of Retention Bonus Agreement	Exhibit 10.1 to the Registrant’s Form 8-K, filed May 2, 2024
10(u)*	Comtech Telecommunications Corp. 2023 Equity and Incentive Plan, as amended	Exhibit 10.9 to the Registrant’s Form 10-Q, filed March 12, 2025
10(v)(1)*	Form of Restricted Stock Unit Agreement pursuant to the Comtech Telecommunications Corp. 2023 Equity and Incentive Plan	Exhibit 10.5 to the Registrant’s Form 10-Q, filed June 18, 2024
10(v)(2)*	Form of Long Term Performance Award Agreement pursuant to the Comtech Telecommunications Corp. 2023 Equity and Incentive Plan	Exhibit 10.6 to the Registrant’s Form 10-Q, filed June 18, 2024
10(v)(3)*	Form of Other Stock Award Agreement pursuant to the 2023 Equity and Incentive Plan	Exhibit 10(v)(3) to the Registrant’s 2024 Form 10-K
10(v)(4)*	Form of Restricted Stock Unit Agreement to Non-employee Directors pursuant to the Comtech Telecommunications Corp. 2023 Equity and Incentive Plan	Exhibit 10(v)(4) to the Registrant’s 2024 Form 10-K
10(v)(5)*	Form of Restricted Stock Agreement to Non-employee Directors pursuant to the Comtech Telecommunications Corp. 2023 Equity and Incentive Plan	Exhibit 10(v)(5) to the Registrant’s 2024 Form 10-K
10(v)(6)*	Form of Cash-Settled Performance Award Agreement Pursuant to Comtech Telecommunications Corp. 2023 Equity and Incentive Plan	Exhibit 10.9 to the Registrant’s Form 10-Q, filed January 13, 2025
10(w)(1)*	Employment Agreement, dated November 27, 2024, between Comtech Telecommunications Corp. and Kenneth H. Traub	Exhibit 10.8 to the Registrant’s Form 10-Q, filed January 13, 2025
10(w)(2)*	Employment Agreement Amendment No. 1, dated January 13, 2025, between Comtech Telecommunications Corp. and Kenneth H. Traub	Exhibit 10.3 to the Registrant’s Form 10-Q, filed March 12, 2025
10(x)(1)*	Employment Agreement, dated February 26, 2024, between Comtech Telecommunications Corp. and Jeffery Robertson	Exhibit 10.4 to the Registrant’s Form 10-Q, filed March 12, 2025
10(x)(2)*	Employment Agreement Amendment No. 1, dated January 10, 2025, between Comtech Telecommunications Corp. and Jeffery Robertson	Exhibit 10.5 to the Registrant’s Form 10-Q, filed March 12, 2025

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
10(y)	Cooperation Agreement, dated November 17, 2024, by and among Comtech Telecommunications Corp. and Michael Porcelain, Fred Kornberg and Oleg Timoshenko	Exhibit 10.1 to the Registrant’s Form 8-K, filed November 18, 2024
10(z)*	Form of Indemnification Agreement by and among Comtech Telecommunications Corp. and the Board of Directors and Certain Officers	Exhibit 10.1 to the Registrant’s Form 8-K, filed December 13, 2024
19	Insider Trading Policies and Procedures of the Company	Exhibit 19 to the Registrant’s 2024 Form 10-K
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of CEO and Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback Policy of the Company	Exhibit 97 to the Registrant's 2024 Form 10-K
101.INS
The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2025, formatted in inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements

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

COMTECH TELECOMMUNICATIONS CORP.

November 10, 2025	By: /s/Kenneth H. Traub
(Date)	Kenneth H. Traub, Chairman of the Board President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title

November 10, 2025	/s/Kenneth H. Traub	Chairman of the Board
(Date)	Kenneth H. Traub	President and Chief Executive Officer
(Principal Executive Officer)

November 10, 2025	/s/Michael A. Bondi	Chief Financial Officer
(Date)	Michael A. Bondi	(Principal Financial and Accounting Officer)

November 10, 2025	/s/Wendi Carpenter	Director
(Date)	Wendi Carpenter

November 10, 2025	/s/Bruce T. Crawford	Director
(Date)	Bruce T. Crawford

November 10, 2025	/s/Michael J. Hildebrandt	Director
(Date)	Michael J. Hildebrandt

November 10, 2025	/s/Mark Quinlan	Director
(Date)	Mark Quinlan

November 10, 2025	/s/Lloyd A. Sprung	Director
(Date)	Lloyd A. Sprung

November 10, 2025	/s/Lawrence J. Waldman	Director
(Date)	Lawrence J. Waldman

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule

Page
Reports of Independent Registered Public Accounting Firm (PCAOB ID: 34)	F-2

Consolidated Financial Statements:

Balance Sheets as of July 31, 2025 and 2024	F-9

Statements of Operations for each of the years in the three-year period ended July 31, 2025	F-10

Statements of Convertible Preferred Stock and Stockholders' Equity for each of the years in the three-year period ended July 31, 2025	F-11

Statements of Cash Flows for each of the years in the three-year period ended July 31, 2025	F-12

Notes to Consolidated Financial Statements	F-14

Additional Financial Information Pursuant to the Requirements of Form 10-K:

Schedule II – Valuation and Qualifying Accounts and Reserves	S-1

Schedules not listed above have been omitted because they are either not applicable or the required information has been provided elsewhere in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
Comtech Telecommunications Corp.
Chandler, Arizona

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Comtech Telecommunications Corp. and subsidiaries (the "Company") as of July 31, 2025 and 2024, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity, and cash flows, for each of the three years in the period ended July 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 10, 2025, expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

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

•For each specific identified material contract selected, we performed the following:

▪Evaluated whether the contract was properly included in management’s calculation of over time revenue based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation.

▪Compared the transaction prices to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.

▪Confirmed certain items with the customer, such as contract amount, approved change orders, invoices received, payments made, liquidated damages, if any, and amounts owed to the Company.

▪Tested management’s identification of distinct performance obligations by evaluating whether the underlying goods, services, or both were highly interdependent and interrelated.

▪Evaluated the estimates of total cost and profit for the performance obligation by:

•Performing a retrospective review by comparing the estimated margins at contract inception to the actual margins as of year-end in order to assess management’s ability to accurately estimate costs.

•Inquiring and corroborating the estimates to complete and the estimates at completion with the Project Manager (i.e., someone outside of Finance/Accounting) to understand significant variances in costs and completeness of the estimates at completion and estimates to completion.

•Testing the estimates to complete through a combination of tests of details, in which we selected individual costs within the estimate to complete and obtained supporting documentation, and where we developed an expectation of the estimate to complete and compared it to the recorded balance.

▪Tested the accuracy and completeness of costs incurred during the current fiscal year. This testing included agreeing labor costs to employee timesheets and agreeing the labor rate to either rates agreed upon with the customer in the contract or rates from the Company’s payroll records.

•Tested the mathematical accuracy of management’s calculation of revenue for the performance obligation.

Goodwill - Refer to Note 15 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company used a combination of a market approach and the income approach, also known as the discounted cash flow ("DCF") method, to determine the present value of cash flows to estimate fair value. In the DCF, the future cash flows for the Company’s reporting units were projected based on their estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. Given the Satellite and Space Communications segment's financial performance in the first quarter of fiscal 2025, and considering triggering events within this segment prior to the issuance of the first quarter fiscal 2025 financial statements, the Company determined that they were required to perform another quantitative impairment test on an interim basis as of October 31, 2024. Following the same approach as outlined above, ultimately, based on the quantitative evaluations, the Company determined that the carrying value of the Satellite and Space Communications reporting unit exceeded its fair value and recognized a goodwill impairment loss of $79.6 million in the first quarter of fiscal 2025. The goodwill balance was $204.6 million as of July 31, 2025, of which $174.1 million was allocated to the Allerium Reporting Unit (formerly, Terrestrial and Wireless Networks) and $30.5 million was allocated to the Satellite and Space Communications Reporting Unit (“Satellite and Space Communications”). The fair value of Allerium exceeded its carrying value by 7.3% as of the measurement date and, therefore, no impairment was recognized. The fair value of the Satellite and Space Communications reporting unit exceeded its carrying value by 19.9% as of the measurement date and, therefore, no impairment was recognized.

We identified goodwill for Allerium and Satellite and Space Communications as a critical audit matter because of the significant judgments made by management to estimate the fair value of the reporting unit and the differences between their fair value and carrying value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future revenue and operating margins.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discount rate and forecasts of future revenue and operating margins used by management to estimate the fair value of Allerium and Satellite and Space Communications included the following, among others:

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

•We evaluated the reasonableness of management’s revenue forecasts and forecasts of operating margins by comparing the forecasts to:

•Historical revenues and operating margins.

•Internal communications to management and the Board of Directors.

•Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:

•Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.

•Developing a range of independent estimates and comparing those to the discount rate selected by management.

•Assessing the concluded fair value of the sum of the aggregate reporting units relative to the business enterprise as a whole based on market prices as of the impairment assessment date.

Debt - Refer to Notes 8 and 9 to the Financial Statements

Critical Audit Matter Description

The Company has current and long-term debt of $4.1 million and $210.0 million, respectively, as of July 31, 2025. Debt is recorded at initial fair value, which normally reflects the proceeds received by the Company, net of debt issuance costs. Debt is subsequently stated at amortized cost. Debt issuance costs, discounts and premiums are generally amortized to interest expense using the effective interest method, over the term of the debt. Debt issuance costs related to a recognized debt liability are presented as a direct deduction of the carrying amount of that debt, consistent with debt discounts. Debt issuance costs related to the Company's revolving facility are deferred and recorded as an asset. Debt issuance costs paid to lenders related to a recognized debt liability are netted against the proceeds from the related debt while debt issuance costs paid to third parties are expensed as incurred. Debt instruments are also evaluated by the Company for the existence of features that must be separated and accounted for as a derivative. During the year ended July 31, 2025, the Company entered into various debt transactions that involved issuance of new debt and modification of existing debt.

We identified the accounting for debt and the related debt transactions, as a critical audit matter because of the complexity involved in (i) evaluating the accounting for the new debt agreements or debt amendments including whether such transactions resulted in a debt modification or extinguishment and the associated impact on debt issuance costs, and (ii) evaluating the existence of and accounting for features embedded in new or amended debt agreements that must be separated and accounted for as a derivative. This required an increased extent of effort due to the potential magnitude and complexity of the debt transactions, including the assistance of our professionals with specialized knowledge and skills in the relevant technical accounting guidance required when performing audit procedures to address these matters.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for debt and related debt transactions included the following, among others:

•We tested the effectiveness of controls over debt including those over the application of relevant technical accounting guidance to complex and significant debt transactions.

•We evaluated and tested management's debt modification or extinguishment analysis by:

▪Testing the accuracy and completeness, including mathematical accuracy, of management's analysis.

▪Evaluating management's analysis over whether the debt transactions met the conditions to be treated as a debt modification or extinguishment by evaluating it against the relevant technical accounting guidance.

•We evaluated the conclusions reached by management on its analysis of the terms in the new or amended debt agreements to evaluate the existence of features in the new or amended debt agreements that must be separated and accounted for as a derivative by:

▪Reading the terms for all debt agreements to evaluate the existence of features in the new or amended debt agreements that must be separated and accounted for as a derivative.

▪Evaluating management's analysis identifying the existence of and accounting for the features in the new or amended debt agreements that must be separated and accounted for as a derivative by evaluating it against the relevant technical accounting guidance.

Liquidity - Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company’s ability to meet future anticipated liquidity needs over the next year beyond the issuance date of the financial statements will largely depend on their ability to execute on their operational strategy, generate positive cash inflows from operations, maximize the Company’s borrowing capacity under the Credit Facility. The Company’s ability to do so may also be affected by general economic, financial and other factors which are beyond their control. Based on the foregoing, over the next year beyond the issuance date of the financial statements, the Company believes that they will: (i) be able to generate sufficient positive cash inflows, maximize their borrowing capacity to continue as a going concern, and (ii) comply with the covenants contained in their credit facilities.

To assess the Company's ability to meet obligations as they come due and assess future compliance with debt covenants for at least twelve months from the issuance date of the financial statements, the Company has forecasted future financial results which requires significant judgment and estimation.

Auditing management's disclosure regarding liquidity and going concern, specifically the judgments and estimates in the Company's forecasted financial results involved especially subjective judgment and significant audit effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company's evaluation and disclosure of liquidity and going concern included the following, among others:

•We tested the effectiveness of internal controls over the Company's going concern evaluation, including the inputs, estimates and assumptions used in their forecasted financial results.

•We evaluated the Company's forecasted financial results and ability to meet obligations as they come due for at least twelve months from the issuance date of the financial statements by:

▪Testing management's key assumptions, including ability to achieve forecasted results through executing on the Company's operational strategy.

▪Obtaining the Company's amended debt agreements and assessing whether the terms were appropriately considered when concluding on the Company's debt covenant compliance.

▪Comparing the Company's forecasted future financial results to (1) historical results and previous forecasts, (2) internal communications to management and the Board of Directors, (3) historical variances in forecasted balances against actual results including for the first two months of fiscal year 2026 and (4) macroeconomic factors.

•We evaluated the completeness of the Company's future obligations, including whether such obligations were consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP

Jericho, New York
November 10, 2025

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
Comtech Telecommunications Corp.
Chandler, Arizona

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Comtech Telecommunications Corp. and subsidiaries (the "Company") as of July 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of July 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended July 31, 2025, of the Company and our report dated November 10, 2025, expressed an unqualified opinion on those financial statements and financial statement schedule.

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

The following material weaknesses have been identified and included in management's assessment:

The Company did not design and maintain an effective control environment commensurate with their financial reporting requirements based on the criteria in the COSO framework, as the Company lacked a sufficient complement of resources with an appropriate level of knowledge and experience to establish effective process and controls. The control environment material weakness contributed to other material weaknesses within the Company’s system of internal control over financial reporting at the control activity level, where the Company did not design and implement effective control activities, including controls related to revenue, inventory, other assets, contract liabilities, and complex accounting matters and transactions (including debt, convertible preferred stock and related embedded derivatives).

An international component of the Allerium segment (the “international component”) had ineffective controls. Specifically, the Company did not design and maintain effective general information technology controls (“GITCs”) and business process controls in the following areas: (i) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to financial applications, programs and data to appropriate company personnel; (ii) program change management controls to ensure that changes to information technology (“IT”) programs and data affecting financial applications and underlying accounting records are properly identified, tested, authorized and implemented with appropriate segregation of duties; and (iii) business process controls to ensure that journal entries were not amended prior to posting, as the enterprise resource planning (“ERP”) system which the international component operates does not restrict approvers from changing journal entries prior to posting. These deficiencies impact control activities over all financial statement account balances, classes of transactions, and disclosures within the international component.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements, and financial statement schedule, as of and for the year ended July 31, 2025, of the Company, and this report does not affect our report on such financial statements.

/s/ DELOITTE & TOUCHE LLP

Jericho, New York
November 10, 2025

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
As of July 31, 2025 and 2024

Assets	2025	2024
Current assets:
Cash and cash equivalents	$40,019,000	32,433,000
Accounts receivable, net	144,837,000	195,595,000
Inventories, net	68,955,000	93,136,000
Prepaid expenses and other current assets	16,375,000	15,387,000
Total current assets	270,186,000	336,551,000
Property, plant and equipment, net	43,410,000	47,328,000
Operating lease right-of-use assets, net	30,812,000	31,590,000
Goodwill	204,625,000	284,180,000
Intangibles with finite lives, net	173,105,000	194,828,000
Deferred financing costs, net	1,907,000	3,251,000
Other assets, net	16,790,000	14,706,000
Total assets	$740,835,000	912,434,000
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,965,000	42,477,000
Accrued expenses and other current liabilities	58,423,000	62,245,000
Current portion of credit facility, net	4,050,000	4,050,000
Operating lease liabilities, current	7,250,000	7,869,000
Contract liabilities	62,546,000	65,834,000
Interest payable	15,000	1,072,000
Total current liabilities	158,249,000	183,547,000
Non-current portion of credit facility, net	114,414,000	173,527,000
Non-current portion of subordinated credit facility, net	95,588,000	—
Operating lease liabilities, non-current	29,376,000	30,258,000
Income taxes payable, non-current	1,818,000	2,231,000
Deferred tax liability, net	4,619,000	6,193,000
Long-term contract liabilities	21,005,000	21,035,000
Warrant and derivative liabilities	17,849,000	5,254,000
Other liabilities	3,950,000	4,060,000
Total liabilities	446,868,000	426,105,000
Commitments and contingencies (See Note 14)
Convertible preferred stock, par value $0.10 per share; authorized and issued 178,181 shares at July 31, 2025 (redemption value of $204,153,000, which includes accrued dividends of $1,520,000) and authorized and issued 171,827 shares at July 31, 2024 (redemption value of $180,076,000, which includes accrued dividends of $1,341,000)	189,545,000	180,076,000
Stockholders’ equity:
Preferred stock, par value $0.10 per share; authorized and unissued 1,821,819 and 1,828,173 shares at July 31, 2025 and 2024, respectively	—	—
Common stock, par value $0.10 per share; authorized 100,000,000 shares; issued 44,443,626 shares and 43,766,109 shares at July 31, 2025 and 2024, respectively	4,444,000	4,377,000
Additional paid-in capital	548,722,000	640,145,000
Retained (deficit) earnings	(6,895,000)	103,580,000
	546,271,000	748,102,000
Less:
Treasury stock, at cost (15,033,317 shares at July 31, 2025 and 2024)	(441,849,000)	(441,849,000)
Total stockholders’ equity	104,422,000	306,253,000
Total liabilities, convertible preferred stock and stockholders’ equity	$740,835,000	912,434,000
See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
Fiscal Years Ended July 31, 2025, 2024 and 2023

	2025	2024	2023
Net sales	$499,528,000	540,403,000	549,994,000
Cost of sales	371,654,000	383,224,000	365,534,000
Gross profit	127,874,000	157,179,000	184,460,000

Expenses:
Selling, general and administrative	143,487,000	123,198,000	120,003,000
Research and development	17,408,000	24,077,000	48,631,000
Amortization of intangibles	21,723,000	21,154,000	21,396,000
Impairment of long-lived assets, including goodwill	79,555,000	64,525,000	—
CEO transition costs	2,117,000	2,916,000	9,090,000
Proxy solicitation costs	2,682,000	—	—
Loss on business divestiture	—	1,199,000	—
	266,972,000	237,069,000	199,120,000

Operating loss	(139,098,000)	(79,890,000)	(14,660,000)

Other expenses (income):
Interest expense	45,650,000	22,153,000	14,961,000
Interest (income) and other	155,000	678,000	1,226,000
Write-off of deferred financing costs and debt discounts	8,977,000	1,832,000	—
Change in fair value of warrants and derivatives	(38,498,000)	(4,273,000)	—

Loss before benefit from income taxes	(155,382,000)	(100,280,000)	(30,847,000)
Benefit from income taxes	(80,000)	(295,000)	(3,948,000)

Net loss	$(155,302,000)	(99,985,000)	(26,899,000)

Gain (loss) on extinguishment of convertible preferred stock	51,179,000	(19,555,000)	—

Adjustments to reflect redemption value of convertible preferred stock:
Dividend on convertible preferred stock	(100,128,000)	(11,551,000)	(7,007,000)
Convertible preferred stock issuance costs	—	(4,349,000)	—
Net loss attributable to common stockholders	$(204,251,000)	(135,440,000)	(33,906,000)

Net loss per share:
Basic	$(6.95)	(4.70)	(1.21)
Diluted	$(6.95)	(4.70)	(1.21)

Weighted average number of common shares outstanding – basic	29,405,000	28,799,000	28,002,000

Weighted average number of common and common equivalent shares outstanding – diluted	29,405,000	28,799,000	28,002,000

 See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
Fiscal Years Ended July 31, 2025, 2024 and 2023

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of July 31, 2022	100,000	$105,204,000	42,672,827	$4,267,000	$625,484,000	$278,683,000	15,033,317	$(441,849,000)	$466,585,000
Equity-classified stock award compensation	—	—	—	—	10,257,000	—	—	—	10,257,000
CEO transition costs related to equity-classified stock-based awards (See Note 12)	—	—	—	—	3,764,000	—	—	—	3,764,000
Issuance of employee stock purchase plan shares	—	—	54,617	5,000	429,000	—	—	—	434,000
Issuance of restricted stock, net of forfeiture	—	—	93,091	9,000	(9,000)	—	—	—	—
Net settlement of stock-based awards	—	—	275,736	29,000	(3,000,000)	—	—	—	(2,971,000)
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)	—	7,007,000	—	—	—	(7,007,000)	—	—	(7,007,000)
Cash dividends declared ($0.20 per share)	—	—	—	—	—	(5,549,000)	—	—	(5,549,000)
Accrual of dividend equivalents, net of reversal ($0.20 per share)	—	—	—	—	—	(315,000)	—	—	(315,000)
Net loss	—	—	—	—	—	(26,899,000)	—	—	(26,899,000)
Balance as of July 31, 2023	100,000	112,211,000	43,096,271	4,310,000	636,925,000	238,913,000	15,033,317	(441,849,000)	438,299,000
Equity-classified stock award compensation	—	—	—	—	6,096,000	—	—	—	6,096,000
Issuance of employee stock purchase plan shares	—	—	52,604	5,000	249,000	—	—	—	254,000
Issuance of restricted stock, net of forfeiture	—	—	(2,686)	—	—	—	—	—	—
Net settlement of stock-based awards	—	—	619,920	62,000	(3,125,000)	—	—	—	(3,063,000)
Extinguishment of convertible preferred stock	(100,000)	(115,721,000)	—	—	—	(19,555,000)	—	—	(19,555,000)
Issuance of convertible preferred stock	171,827	172,035,000	—	—	—	—	—	—	—
Convertible preferred stock issuance costs	—	(4,349,000)	—	—	—	—	—	—	—
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)	—	15,900,000	—	—	—	(15,900,000)	—	—	(15,900,000)
Reversal of dividend equivalents	—	—	—	—	—	107,000	—	—	107,000
Net loss	—	—	—	—	—	(99,985,000)	—	—	(99,985,000)
Balance as of July 31, 2024	171,827	180,076,000	43,766,109	4,377,000	640,145,000	103,580,000	15,033,317	(441,849,000)	306,253,000
Equity-classified stock award compensation	—	—	—	—	3,120,000	—	—	—	3,120,000
Issuance of employee stock purchase plan shares	—	—	53,801	5,000	113,000	—	—	—	118,000
Issuance of restricted stock, net of forfeiture	—	—	63,450	6,000	(6,000)	—	—	—	—
Net settlement of stock-based awards	—	—	560,266	56,000	(915,000)	—	—	—	(859,000)
Extinguishment of convertible preferred stock	(171,827)	(183,489,000)	—	—	—	51,179,000	—	—	51,179,000
Issuance of convertible preferred stock (at fair value), excluding embedded derivatives	178,181	96,700,000	—	—	(3,221,000)	—	—	—	(3,221,000)
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends)	—	96,258,000	—	—	(89,879,000)	(6,379,000)	—	—	(96,258,000)
Convertible preferred stock amendment fees	—	—	—	—	(650,000)	—	—	—	(650,000)
Reversal of dividend equivalents	—	—	—	—	15,000	27,000	—	—	42,000
Net loss	—	—	—	—	—	(155,302,000)	—	—	(155,302,000)
Balance as of July 31, 2025	178,181	$189,545,000	44,443,626	$4,444,000	$548,722,000	$(6,895,000)	15,033,317	$(441,849,000)	$104,422,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Fiscal Years Ended July 31, 2025, 2024 and 2023

	2025	2024	2023
Cash flows from operating activities:
Net loss	$(155,302,000)	(99,985,000)	(26,899,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	11,798,000	12,159,000	11,922,000
Amortization of intangible assets with finite lives	21,723,000	21,154,000	21,396,000
Amortization of stock-based compensation	3,120,000	6,096,000	10,107,000
Amortization of cost to fulfill assets	261,000	960,000	959,000
Paid-in-kind interest under term loan	5,528,000	337,000	—
Amortization of deferred financing costs, debt discount and accreted interest related to subordinated credit facility	8,460,000	—	—
Amortization of deferred financing costs and debt discount related to credit facility	4,968,000	3,985,000	1,852,000
Write-off of deferred financing costs and debt discounts	8,977,000	1,832,000	—
Change in fair value of warrants and derivatives	(38,498,000)	(4,273,000)	—
CEO transition costs related to equity-classified stock-based awards	—	—	3,764,000
Change in fair value of convertible preferred stock purchase option liability	—	—	—
Loss on business divestiture	—	1,199,000	—
Changes in other liabilities	—	(4,110,000)	(4,133,000)
Loss on disposal of property, plant and equipment	310,000	889,000	48,000
Provision for allowance for doubtful accounts and contract assets	17,608,000	1,422,000	261,000
Provision for excess and obsolete inventory	16,202,000	2,801,000	4,871,000
Deferred income tax benefit	(1,700,000)	(2,990,000)	(6,060,000)
Impairment of long-lived assets, including goodwill	79,555,000	64,525,000	—
Changes in assets and liabilities, net of effects of divestitures:
Accounts receivable	33,150,000	(38,305,000)	(39,709,000)
Inventories	7,708,000	(7,763,000)	(14,885,000)
Prepaid expenses and other current assets	(1,161,000)	4,282,000	1,656,000
Other assets	(2,074,000)	(717,000)	(3,356,000)
Accounts payable	(15,194,000)	(18,930,000)	20,362,000
Accrued expenses and other current liabilities	(8,964,000)	755,000	671,000
Contract liabilities	(3,318,000)	2,755,000	10,194,000
Other liabilities, non-current	(12,000)	14,000	(324,000)
Interest payable	(1,057,000)	(296,000)	1,197,000
Income taxes payable	(380,000)	(2,291,000)	1,673,000
Net cash used in operating activities	(8,292,000)	(54,495,000)	(4,433,000)
Cash flows from investing activities:
Proceeds from business divestiture, net	—	33,225,000	—
Purchases of property, plant and equipment	(8,565,000)	(13,083,000)	(18,311,000)
Net cash (used in) provided by investing activities	(8,565,000)	20,142,000	(18,311,000)
Cash flows from financing activities:
Proceeds from subordinated credit facility	100,000,000	—	—
Contribution for constructing long-lived assets	2,814,000	—	—
Proceeds from term loan	—	157,140,000	—
Repayment of term loan	(56,746,000)	(48,800,000)	(1,875,000)
Net (payments) borrowings under revolving loans	(14,859,000)	(85,300,000)	36,900,000
Payment of deferred financing costs and debt discount	(4,545,000)	(10,294,000)	(3,809,000)
Proceeds from issuance of convertible preferred stock	—	43,200,000	—
Payment of convertible preferred stock issuance costs and fees	(726,000)	(4,272,000)	—
Cash dividends paid on common stock	(158,000)	(268,000)	(8,661,000)
Remittance of employees' statutory tax withholding for stock awards	(1,248,000)	(3,815,000)	(2,869,000)
Proceeds from issuance of employee stock purchase plan shares	118,000	254,000	470,000
Payment of shelf registration costs	(207,000)	(20,000)	(101,000)
Repayment of principal amounts under finance lease and other obligations	—	—	(4,000)
Net cash provided by financing activities	24,443,000	47,825,000	20,051,000
			(Continued)

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
Fiscal Years Ended July 31, 2025, 2024 and 2023

	2025	2024	2023
Net increase (decrease) in cash and cash equivalents	$7,586,000	13,472,000	(2,693,000)
Cash and cash equivalents at beginning of year	32,433,000	18,961,000	21,654,000
Cash and cash equivalents at end of year	$40,019,000	32,433,000	18,961,000

Supplemental cash flow disclosure
Cash paid during the year for:
Interest	$27,724,000	18,097,000	11,914,000
Income taxes, net	$1,876,000	4,877,000	361,000

Non-cash investing and financing activities:
Adjustment to reflect redemption value of convertible preferred stock	$96,258,000	15,900,000	7,007,000

Term loan amendment fees paid-in-kind	$5,815,000	—	—

Accrued term loan amendment fee	$2,809,000	—	—

Accrued additions to property, plant and equipment	$317,000	961,000	993,000

Issuance of restricted stock	$6,000	—	9,000

Accrued remittance of employees' statutory tax withholdings for fully-vested share units	$3,000	424,000	1,204,000

Cash dividends declared on common stock but unpaid, including (reversal) accrual of dividend equivalents	$(42,000)	(107,000)	315,000

Accrued deferred financing costs	$—	1,114,000	—

Accrued shelf registration costs	$—	170,000	—

Unpaid convertible preferred stock issuance costs	$—	77,000	—

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

(b)Nature of Business

We design, produce and market innovative products, systems and services for advanced communications solutions. We conduct our business through two reportable operating segments: Satellite and Space Communications and Allerium (formerly, Terrestrial and Wireless Networks).

Our business is highly competitive and characterized by rapid technological change. Our growth and financial position depends on our ability to keep pace with such changes and developments and to respond to the sophisticated requirements of an increasing variety of methods and devices used to transmit and receive secure wireless communications, among other things. Many of our competitors are substantially larger, and have significantly greater financial, marketing and operating resources and broader product lines than our own. A significant technological or sales breakthrough by others, including smaller competitors or new companies, could have a material adverse effect on our business. In addition, certain of our customers have technological capabilities in our product areas and could choose to replace our products with their own.

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

(c)Liquidity

In fiscal 2025, 2024 and 2023, we reported operating losses of $139,098,000, $79,890,000 and $14,660,000, respectively, and net cash used in operating activities of $8,292,000, $54,495,000 and $4,433,000, respectively. At July 31, 2025 and November 7, 2025 (the date closest to the issuance date), total outstanding borrowings under our Credit Facility was $133,901,000 and $135,000,000, respectively. Of such amounts, $17,641,000 was drawn on the Revolver Loan at both dates.

At July 31, 2025, October 31, 2025 and November 7, 2025, our available sources of liquidity totaled $46,972,000, $50,988,000 and $50,284,000, respectively, which includes qualified cash and cash equivalents of $37,363,000, $41,379,000 and $40,675,000, respectively, and the remaining available portion of the Revolver Loan of $9,609,000 as of each such date.

As of the issuance date, we expect cash and cash equivalents and cash flows from both operating and financing activities to be our principal sources of liquidity. We also believe these sources of liquidity will be sufficient to fund our operating and cash commitments for investing and financing activities over the next year beyond the issuance date.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
During fiscal 2025 and through the issuance date, we have taken the following actions, and implemented the following plans, to improve our operational and financial performance, enhance our liquidity and financial condition and ability to meet our financial covenants contained in our credit facilities:

•Engaged in portfolio-shaping opportunities to enhance profitability, efficiency and focus, including the elimination of legacy solutions that were not contributing meaningfully to net sales and or gross profits;

•Prioritized efforts to complete low or no margin non-recurring engineering contracts in order to accelerate our migration to higher volume and higher margin manufacturing related orders with improved cash conversion cycles;

•Developed and launched new products and services around differentiated technology and solutions;

•Improved operating profitability by entering into, or renegotiating, sales or service contracts with more favorable pricing and payment terms;

•Reduced our cost structure to better align operating expenses with revenue expectations, including facility and headcount rationalization and optimization;

•Through new leadership and improved accountability and process disciplines implemented throughout the organization, reduced our investments in working capital (e.g., accounts receivable and inventory), as well as capital expenditures; and

•Through a series of capital injections, aggregating $100,000,000 in the form of subordinated debt, and amendments to our credit facilities: (i) significantly reduced senior debt and related cash interest payments due under our Credit Facility; (ii) increased the available portion of our Revolver Loan; (iii) deferred the scheduled repayment of a portion of the Term Loan and the scheduled payment of certain fees due under the Credit Facility; (iv) suspended testing of our Net Leverage Ratio, Fixed Charge Coverage Ratio and Minimum EBITDA covenants under our credit facilities until January 31, 2027; and (v) reduced the minimum quarterly average liquidity requirement under our credit facilities.

Our ability to meet future anticipated liquidity needs over the next year beyond the issuance date will largely depend on our ability to execute on our operational strategy, generate positive cash inflows from operations, maximize our borrowing capacity under our Credit Facility and or secure outside capital. Our ability to do so may also be affected by general economic, financial and other factors which are beyond our control.

Based on the foregoing, over the next year beyond the issuance date, we believe that we will: (i) be able to generate sufficient positive cash inflows and maximize our borrowing capacity under our Credit Facility to continue as a going concern, and (ii) comply with the covenants contained in our credit facilities.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
(d)Revenue Recognition

In accordance with FASB ASC 606 - "Revenue from Contracts with Customers" ("ASC 606"), we record revenue in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. Under ASC 606, we follow a five-step model to: (1) identify the contract with our customer; (2) identify our performance obligations in our contract; (3) determine the transaction price for our contract; (4) allocate the transaction price to our performance obligations; and (5) recognize revenue using one of the following two methods:

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

A cost-to-cost measure of progress is principally used to account for contracts in our Satellite and Space Communications segment and, to a lesser extent, certain location-based and messaging infrastructure contracts in our public safety and location technologies product lines within our Allerium segment.

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

For service-based contracts in our Allerium segment, we also recognize revenue over time. These services are typically recognized as a series of services performed over the contract term using the straight-line method, or based on our customers’ actual usage of the networks and platforms which we provide.

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

	Fiscal Years Ended July 31,
	2025	2024	2023
United States
U.S. government	30.3%	33.7%	31.3%
Domestic	48.7%	44.8%	44.7%
Total United States	79.0%	78.5%	76.0%

International	21.0%	21.5%	24.0%
Total	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. For fiscal 2025 and 2024, except for the U.S. government, there were no customers that represented more than 10% of consolidated net sales. For fiscal 2023, included in domestic sales are sales to a top tier mobile network operator, which were 10.6% of consolidated net sales. International sales for fiscal 2025, 2024 and 2023 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $105,095,000, $115,924,000 and $132,117,000, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10.0% of consolidated net sales for fiscal 2025, 2024 and 2023.

The following tables summarize our disaggregation of revenue consistent with information reviewed by our Chief Operating Decision Maker ("CODM") for the fiscal years ended July 31, 2025, 2024 and 2023. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors which impact our business. See Note (13) - "Segment Information" for more information related to our segments.

	Fiscal Year Ended July 31, 2025
	Satellite and Space Communications	Allerium	Total
Geographical region and customer type
U.S. government	$148,411,000	2,910,000	$151,321,000
Domestic	35,956,000	207,156,000	243,112,000
Total United States	184,367,000	210,066,000	394,433,000

International	84,898,000	20,197,000	105,095,000
Total	$269,265,000	230,263,000	$499,528,000
Contract type
Firm fixed-price	$213,167,000	230,263,000	$443,430,000
Cost reimbursable	56,098,000	—	56,098,000
Total	$269,265,000	230,263,000	$499,528,000
Transfer of control
Point in time	$147,859,000	1,886,000	$149,745,000
Over time	121,406,000	228,377,000	349,783,000
Total	$269,265,000	230,263,000	$499,528,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

	Fiscal Year Ended July 31, 2024
	Satellite and Space Communications	Allerium	Total
Geographical region and customer type
U.S. government	$179,816,000	2,504,000	$182,320,000
Domestic	48,793,000	193,366,000	242,159,000
Total United States	228,609,000	195,870,000	424,479,000

International	95,460,000	20,464,000	115,924,000
Total	$324,069,000	216,334,000	$540,403,000
Contract type
Firm fixed-price	$275,428,000	216,334,000	$491,762,000
Cost reimbursable	48,641,000	—	48,641,000
Total	$324,069,000	216,334,000	$540,403,000
Transfer of control
Point in time	$135,070,000	1,578,000	$136,648,000
Over time	188,999,000	214,756,000	403,755,000
Total	$324,069,000	216,334,000	$540,403,000

	Fiscal Year Ended July 31, 2023
	Satellite and Space Communications	Allerium	Total
Geographical region and customer type
U.S. government	$168,411,000	3,567,000	$171,978,000
Domestic	56,568,000	189,331,000	245,899,000
Total United States	224,979,000	192,898,000	417,877,000

International	112,777,000	19,340,000	132,117,000
Total	$337,756,000	212,238,000	$549,994,000
Contract type
Firm fixed-price	$288,482,000	212,238,000	$500,720,000
Cost reimbursable	49,274,000	—	49,274,000
Total	$337,756,000	212,238,000	$549,994,000
Transfer of control
Point in time	$197,808,000	2,968,000	$200,776,000
Over time	139,948,000	209,270,000	349,218,000
Total	$337,756,000	212,238,000	$549,994,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on our Consolidated Balance Sheets. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. For certain contracts with provisions that are intended to protect customers in the event we do not satisfy our performance obligations, billings occur subsequent to revenue recognition, resulting in unbilled receivables. Under ASC 606, unbilled receivables constitute contract assets. Except for certain unbilled receivables (see Note (4) - "Accounts Receivable"), there were no material impairment losses recognized on contract assets during the fiscal years ended July 31, 2025, 2024 and 2023. On large long-term contracts, and for contracts with international customers that do not do business with us regularly, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to-date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract. Under the typical payment terms for our contracts accounted for at a point in time, costs are accumulated in inventory until the time of billing, which generally coincides with revenue recognition. Of the current contract liability balance of $65,834,000 at July 31, 2024 and $66,351,000 at July 31, 2023, $54,686,000 and $48,902,000 was recognized as revenue during fiscal years 2025 and 2024, respectively.

We recognize the incremental costs to obtain or fulfill a contract as an expense when incurred if the amortization period of the asset is one year or less; otherwise, such costs are capitalized and amortized over the estimated life of the contract. During fiscal year 2025 and 2024, incremental costs to obtain or fulfill contracts with an amortization period greater than one year were $2,887,000 and $2,863,000, respectively.

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

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under indefinite delivery / indefinite quantity ("IDIQ") contracts. As of July 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $672,053,000 (which represents the amount of our consolidated funded backlog). We estimate that a substantial portion of our remaining performance obligations at July 31, 2025 will be completed and recognized as revenue during the next twenty-four month period, with the rest thereafter. During fiscal 2025, revenue recognized from performance obligations satisfied, or partially satisfied, in previous periods (for example due to changes in the transaction price) was not material.

(e)Cash and Cash Equivalents

Our cash equivalents are short-term, highly liquid investments that are both readily convertible to known amounts of cash and have insignificant risk of change in value as a result of changes in interest rates. Our cash and cash equivalents, as of July 31, 2025 and 2024, amounted to $40,019,000 and $32,433,000, respectively, and primarily consist of bank deposits and money market deposit accounts insured by the Federal Deposit Insurance Corporation. Cash equivalents are carried at cost, which approximates fair value.

At July 31, 2025, cash and cash equivalents includes $91,000 of cash deposited as collateral in connection with outstanding standby letters of credit to guarantee future performance on certain customer contracts.

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

(g)Long-Lived Assets

Our machinery and equipment, which are recorded at cost, are depreciated or amortized over their estimated useful lives (three to eight years) under the straight-line method. Capitalized internal use software costs are amortized once the software is ready for its intended use under the straight-line method over the estimated useful life of the software, which is generally three years. Capitalized internal use software is considered ready for its intended use after all substantial testing is completed. Capitalized values of properties and leasehold improvements under leases are amortized over the life of the lease or the estimated life of the asset, whichever is less.

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with FASB ASC 350 "Intangibles - Goodwill and Other" goodwill is not amortized. We periodically, at least on an annual basis in the first quarter of each fiscal year, review goodwill, considering factors such as projected cash flows and revenue and earnings multiples, to determine whether the carrying value of the goodwill is impaired. If we fail the quantitative assessment of goodwill impairment, we would be required to recognize an impairment loss equal to the amount that a reporting unit's carrying value exceeded its fair value; however, any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We define our reporting units to be the same as our operating segments.

We performed our annual goodwill impairment assessment for fiscal 2026 on August 1, 2025 (the first day of our fiscal 2026). See Note (15) - "Long-lived Assets, including Goodwill" for additional information. Unless there are future indicators that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, such as a significant adverse change in our future financial performance, our next impairment assessment for goodwill will be performed and completed in the first quarter of fiscal 2027. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

(i)Earnings Per Share

Our basic earnings per share ("EPS") is computed based on the weighted average number of common shares (including vested but unissued stock units, share units, performance shares and restricted stock units ("RSUs")) outstanding during each respective period. Our diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of equity-classified stock-based awards, warrants issued to our lenders in connection with entering the Credit Facility, settlement of escrow arrangements related to our acquisition of UHP Networks Inc. ("UHP") and the assumed conversion of Convertible Preferred Stock, if dilutive, outstanding during each respective period. The warrants contingently issuable to our preferred shareholders upon a repurchase of the respective series of Convertible Preferred Stock are not reflected in diluted EPS. Pursuant to FASB ASC 260 "Earnings Per Share," shares whose issuance is contingent upon the satisfaction of certain conditions are included in diluted EPS based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period. When calculating our diluted earnings per share, we consider the amount an employee must pay upon assumed exercise of stock-based awards, the amount of stock-based compensation cost attributed to future services and not yet recognized and the amount a holder must pay upon assumed exercise of warrants.

There were no repurchases of our common stock during the fiscal years ended July 31, 2025, 2024 and 2023. See Note (18) - "Stockholders’ Equity" for more information.

Weighted average stock options, RSUs and restricted stock outstanding of 1,161,000, 1,050,000 and 972,000 shares for fiscal 2025, 2024 and 2023, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 583,000, 534,000 and 385,000 weighted average performance shares outstanding for fiscal 2025, 2024 and 2023, respectively, as the performance conditions have not yet been satisfied. However, the numerator for EPS calculations for each respective period is reduced by the compensation expense related to these awards.

Weighted average common shares related to warrants issued in connection with entering the Credit Facility on June 17, 2024 of 1,389,000 and 174,000 for fiscal 2025 and 2024, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Weighted average common shares of 98,000 and 260,000 related to our acquisition of UHP in March 2021 were not included in our diluted EPS calculation for fiscal 2024 and 2023, respectively, because their effect would have been anti-dilutive. As of July 31, 2024, all of the shares held in escrow related to the UHP acquisition were settled.

Weighted average common shares of 24,340,000, 13,581,000 and 4,570,000 underlying the assumed conversion of Convertible Preferred Stock, on an if-converted basis, were not included in our diluted EPS calculation for fiscal 2025, 2024 and 2023, respectively, because their effect would have been anti-dilutive. As a result, the numerator for our basic and diluted EPS calculation for fiscal 2025, 2024 and 2023 is the respective net loss attributable to common stockholders.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Fiscal Years Ended July 31,
	2025	2024	2023
Numerator:
Net loss	$(155,302,000)	(99,985,000)	(26,899,000)
Gain (loss) on extinguishment of convertible preferred stock	51,179,000	(19,555,000)	—
Convertible preferred stock issuance costs	—	(4,349,000)	—
Dividend on convertible preferred stock	(100,128,000)	(11,551,000)	(7,007,000)
Net loss attributable to common stockholders	$(204,251,000)	(135,440,000)	(33,906,000)

Denominator:
Denominator for basic and diluted calculation	29,405,000	28,799,000	28,002,000
As discussed further in Note (17) - "Convertible Preferred Stock," such shares of preferred stock represent a "participating security" as defined in ASC 260. As a result, our EPS calculations for fiscal 2025, 2024 and 2023 were based on the two-class method. Given the net loss attributable to common stockholders for fiscal 2025, 2024 and 2023, there was no impact of applying the two-class method to our reported basic or diluted earnings per common share.

(j)Fair Value Measurements and Financial Instruments

Using the fair value hierarchy described in FASB ASC 820 "Fair Value Measurements and Disclosures," we valued our cash and cash equivalents using Level 1 inputs that were based on quoted market prices. We believe that the carrying amounts of our other current financial assets (such as accounts receivable) and other current liabilities (including accounts payable, accrued expenses and the current portion of long-term debt) approximate their fair values due to their short-term maturities. Additionally, the carrying amount of the non-current portion of our Credit Facility approximated its fair value due to the variable interest rates and pricing grid related to such debt.

Level 3 inputs are unobservable inputs developed using the best available information under the circumstances. Level 3 inputs are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect our assumptions related to how market participants would use similar inputs to price the asset or liability.

As further discussed in Note (8) - "Credit Facility," we used Level 3 inputs to value the warrants issued to lenders in connection with our Credit Facility. As of July 31, 2025, we determined the fair value of such warrants based on the Black-Scholes option pricing model using the following estimates: exercise price of $0.10, risk free rate of 4.0%, volatility of 65.0%, and expected life of 5.9 years. We also used Level 3 inputs to value the combined embedded derivative liability associated with our Credit Facility. As of July 31, 2025, we determined the fair value of the combined embedded derivative liability using a with-and-without scenario-based discounted cash flow method, which reflected our estimates regarding the probability and timing of events that could result in additional payments of interest and/or fees to such lenders as stated in our Credit Facility.

As further discussed in Note (9) - "Subordinated Credit Facility," we used Level 3 inputs to value the make-whole amount and combined embedded derivative liability associated with our Subordinated Credit Facility. As of July 31, 2025, we determined the fair value of the combined embedded derivative liability using a with-and-without scenario-based discounted cash flow method, which reflected our estimates regarding the probability and timing of events that could result in additional payments of interest and/or accelerated payments of principal and make-whole amounts to such lenders as stated in our Subordinated Credit Facility. The calculated fair value of the debt outstanding under the Subordinated Credit Facility approximated its carry value as of July 31, 2025.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
As further discussed in Note (17) - "Convertible Preferred Stock," we used Level 3 inputs to value the warrants contingently issuable and combined embedded derivative liability associated with our Convertible Preferred Stock. As of July 31, 2025, we determined the fair value of Convertible Preferred Stock warrants using the Monte Carlo simulation model with the following assumptions: expected life of 6.0 years; risk free rate of 4.0%; expected volatility of 65.0%; and dividend yield of 0%. As of July 31, 2025, we determined the fair value of the combined embedded derivative liability using a with-and-without scenario-based discounted cash flow method, which reflected our estimates regarding the probability and timing of events that could result in additional and/or accelerated payments to our preferred shareholders, or the conversion of the Convertible Preferred Stock into common stock, pursuant to the terms of our Convertible Preferred Stock.

As of July 31, 2025 and 2024, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

(k)Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reported period. We make significant estimates in many areas of our accounting, including but not limited to the following: liquidity and going concern assessments, revenue recognition related to contracts accounted for over time, stock-based compensation, recoverability of long-lived assets (including goodwill), provision for excess and obsolete inventories, allowance for doubtful accounts, warranty obligations and income taxes (including valuation allowances related to deferred tax assets). Actual results may differ from those estimates.

(l)Comprehensive Income

In accordance with FASB ASC 220 "Comprehensive Income," we report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income (loss) was the same as our net income (loss) in fiscal 2025, 2024 and 2023.

(m)Reclassifications

Certain reclassifications have been made to previously reported consolidated financial statements to conform to the fiscal 2025 presentation.

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

During fiscal 2025, we adopted:

•FASB ASU No. 2023-07, which among other things, requires the disclosure of significant segment expenses, by reportable segment, regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. Our adoption of this ASU impacted our disclosures only through the retrospective application to all prior periods presented. See Note (13) - "Segment Information" for more information.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
During fiscal 2025, the following FASB ASUs have been issued and incorporated into the FASB ASC and have not yet been adopted by us as of July 31, 2025:

•FASB ASU No. 2023-09, which among other things, enhances and establishes new income tax disclosure requirements, in addition to modifying and eliminating certain existing requirements. Most notably, this ASU requires greater disaggregation of information in the effective tax rate reconciliation, including the inclusion of both percentages and amounts, specific categories and additional information for reconciling items meeting a quantitative threshold defined by the guidance. Additionally, disclosures of income taxes paid and income tax expense must be disaggregated by federal, state and foreign taxes, with income taxes paid further disaggregated for individual jurisdictions that represent 5 percent or more of total income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 (our fiscal year beginning on August 1, 2025), with early adoption permitted. We are evaluating the impact of this ASU on our consolidated financial statements and disclosures.

•FASB ASU No. 2024-03, which among other things, requires more detailed disclosures of certain categories of expenses (including purchases of inventory, employee compensation, depreciation, and amortization) that are components of existing expense captions presented on the face of the income statement. All entities are required to apply the guidance prospectively with an option for retrospective application. This ASU is effective for annual reporting periods beginning after December 15, 2026 (our fiscal year beginning on August 1, 2027), and interim periods within annual reporting periods beginning after December 15, 2027 (our interim period beginning on August 1, 2028), with early adoption permitted, as clarified in ASU No. 2025-01 issued January 6, 2025. The adoption of this ASU will impact our disclosures only and we do not expect it to have a material impact on our Consolidated Financial Statements.

•FASB ASU No. 2025-05, which among other things, provides all entities with a practical expedient that allows for the assumption that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating credit losses for such assets. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods (our fiscal year beginning on August 1, 2026), with early adoption permitted. We are evaluating the impact of this ASU on our consolidated financial statements and disclosures.

•FASB ASU 2025-06, which among other things, amends the criteria for recognizing and capitalizing costs related to internal-use software by replacing the previous project stage model with a principles-based framework. Under this ASU, costs are capitalized when management has authorized and committed to funding a software project, and it is probable that the project will be completed and the software used as intended. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods (our fiscal year beginning on August 1, 2028), on either a prospective, retrospective or modified prospective transition method. We are evaluating the impact of this ASU on our consolidated financial statements and disclosures

(2) CEO Transition Costs and Related
CEO transition-related costs are expensed in our Unallocated segment and relate to the following:

Fiscal 2025 - On October 28, 2024, the Board appointed John Ratigan as our President and Chief Executive Officer ("CEO"). On October 31, 2024, Kenneth H. Traub was appointed as an independent member of the Board. On November 26, 2024, Mr. Traub was appointed Executive Chairman and Mark Quinlan resigned from his position as Chairman while remaining as a member of the Board. Also on November 26, 2024, Lieutenant General (Retired) Bruce T. Crawford, was appointed Lead Independent Director. On January 13, 2025, the Board appointed Mr. Traub as President and CEO in addition to his current role as Chairman, replacing Mr. Ratigan effective immediately. Pursuant to his separation agreement and release, Mr. Ratigan resigned from his position as President and CEO and as a member of the Board. CEO transition costs of $2,117,000 incurred during fiscal 2025 consisted of net legal expenses related to a former CEO, severance related to Mr. Ratigan, third party CEO search firm expenses and expense related to Mr. Traub's sign-on bonus.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
Fiscal 2024 - On March 12, 2024, Ken Peterman, our former Chairman of the Board, President and CEO, was terminated for cause and the Board of Directors appointed Mr. Ratigan as interim CEO and Mr. Quinlan as Chairman of the Board of Directors. Prior to the changes, Mr. Ratigan served as our Chief Corporate Development Officer and Mr. Quinlan served as a member of our Board of Directors. Upon termination of his employment, Mr. Peterman was deemed to have resigned from his position as Chairman of the Board of Directors and as a director pursuant to his employment contract. CEO transition costs of $2,916,000 incurred during fiscal 2024 primarily consisted of legal expenses.

Fiscal 2023 - On August 9, 2022, our Board of Directors appointed Mr. Peterman as our Chairman of the Board, President and CEO. Transition costs related to his predecessor, our former President and CEO, Michael D. Porcelain, pursuant to his separation agreement with the Company, were $7,424,000, of which $3,764,000 related to the acceleration of unamortized stock based compensation, with the remaining $3,660,000 related to his severance payments and benefits upon termination of employment. The cash portion of the transition costs of $3,660,000 was paid to Mr. Porcelain in October 2022. Also, in connection with Mr. Peterman entering into an employment agreement with the Company, effective as of August 9, 2022, we incurred a $1,000,000 expense related to a cash sign-on bonus, which was paid to Mr. Peterman in January 2023.

(3) Business Divestitures
PST Divestiture - On November 7, 2023, we completed the divestiture of our solid-state RF microwave high power amplifiers and control components product line, which was included in our Satellite and Space Communications segment, pursuant to a stock sale agreement entered into on October 11, 2023 (the "PST Divestiture"). The final sales price for this divestiture was $35,459,000 of which we received $33,277,000 in cash proceeds, net of transaction costs. Based on the carrying amount of net assets related to the PST Divestiture, we recognized a GAAP pre-tax loss of $1,199,000 in fiscal 2024.

CGC Divestiture - In fiscal 2024, we performed an evaluation of our Satellite and Space Communications segment's product portfolio to identify opportunities to further divest, separate and/or rationalize non-core businesses or facilities. Consistent with this effort, in our fourth quarter of fiscal 2024, we made the decision to exit our operations in Basingstoke, United Kingdom (the "CGC Divestiture"). During fiscal 2025, we reversed $4,157,000 of net sales and $1,403,000 of related accrued contract costs, respectively, to account for the termination of various revenue contracts with customers, all of which was recorded in the first quarter of fiscal 2025. During fiscal 2025, we expensed $3,485,000 in restructuring charges related to the wind-down of such operations. In addition to such restructuring charges, we also recorded a $2,948,000 write-down related to inventory no longer considered salable in the first quarter of fiscal 2025. While anticipated to improve our future profitability, actions related to the CGC Divestiture may result in additional near-term restructuring charges.

(4) Accounts Receivable

Accounts receivable consists of the following at July 31, 2025 and 2024:

	2025	2024
Receivables from commercial and international customers	$57,713,000	53,108,000
Unbilled receivables from commercial and international customers	69,987,000	72,540,000
Receivables from the U.S. government and its agencies	15,610,000	20,682,000
Unbilled receivables from the U.S. government and its agencies	20,683,000	51,197,000
Total accounts receivable	163,993,000	197,527,000
Less allowance for doubtful accounts	19,156,000	1,932,000
Accounts receivable, net	$144,837,000	195,595,000

Unbilled receivables as of July 31, 2025 relate to contracts-in-progress for which revenue has been recognized, but for which we have not yet earned the right to bill the customer for work performed to-date. Under ASC 606, unbilled receivables constitute contract assets.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
During the fiscal year ended July 31, 2025, we reversed cumulative revenues and associated contract receivables due to changes in estimates of revenue and costs for certain contracts. With respect to such changes in estimates, we:

•determined that an unbilled receivable contract asset in the amount of $17,685,000, related to an international customer and reseller of our troposcatter technologies, was at risk of not being invoiced or collected, principally due to a change in our customer's near-term ability to secure certain opportunities in its pipeline. As a result, and considering that we offered a price concession (i.e., variable consideration) to our customer in the first quarter of fiscal 2025, we reversed $1,551,000 of cumulative revenue and associated unbilled receivable contract assets related to this transaction, and recorded a non-cash charge to fully reserve for the remaining $16,134,000 unbilled receivable contract asset within our allowance for doubtful accounts;

•reversed $4,157,000 of cumulative revenue and $3,003,000 of associated unbilled receivable contract assets as a result of terminating certain customer contracts during the first quarter of fiscal 2025 in connection with the CGC Divestiture;

•reversed $3,030,000 of cumulative revenue and $2,324,000 of associated unbilled receivable contract assets due to an increase in our estimates of engineering activities, budgeted time and related costs to complete a development project that commenced in fiscal 2023 in our Satellite and Space Communications segment and with an international customer; and

•reversed $2,286,000 of cumulative revenue and $2,234,000 of associated unbilled receivable contract assets due to higher expected costs at completion identified during fiscal 2025, as we advanced certain nonrecurring engineering related projects in our satellite ground infrastructure product line through development and toward production.

After adjusting for those amounts identified above, and excluding unbilled receivables related to the U.S. Marine Corps contract discussed below, management estimates that a substantial portion of the remaining contract assets not yet billed at July 31, 2025 will be billed and collected within one year. Accounts receivable in the table above excludes $824,000 of long-term unbilled receivables presented within "Other assets, net" in the Consolidated Balance Sheets as of July 31, 2024.

As of July 31, 2025, the U.S. government (and its agencies) and two domestic top tier mobile network operators represented 25.1%, 14.5% and 10.5% of net accounts receivable, respectively. There were no other customers which accounted for greater than 10.0% of net accounts receivable.

As of July 31, 2024, the U.S. government (and its agencies), an international customer and reseller of our troposcatter related technologies and a domestic top tier mobile network operator represented 36.7%, 11.4%, and 11.0% of net accounts receivable, respectively. There were no other customers which accounted for greater than 10.0% of net accounts receivable.

In our troposcatter product line, throughout most of fiscal 2024, we experienced elevated levels of receivables due to the timing of our performance on and billings and collections related to certain large U.S. government and international customer contracts. During principally the first half of fiscal 2025, we maintained deliveries of next-generation troposcatter terminals related to our U.S. Marine Corps and Army end user contracts, contributing to a 26% year-over-year reduction in our consolidated receivables as of July 31, 2025. In December 2024, however, we received a notice from our prime contractor to stop work associated with the U.S. Marine Corps contract. Such contract was subsequently terminated. We have initiated litigation against the prime contractor in order to enforce our rights and recover $15,701,000 of total receivables related to this contract as of July 31, 2025. While we believe that we have meritorious claims, some or all of such receivables could be at risk of not being collected. Future results of operations related to our troposcatter solutions product line depend, in part, on the nature, timing and amount associated with resolving this matter.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
(5) Inventories

Inventories consist of the following at July 31, 2025 and 2024:

	2025	2024
Raw materials and components	$64,022,000	72,820,000
Work-in-process and finished goods	31,356,000	38,587,000
Total inventories	95,378,000	111,407,000
Less reserve for excess and obsolete inventories	26,423,000	18,271,000
Inventories, net	$68,955,000	93,136,000

As of July 31, 2025 and 2024, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $2,612,000 and $2,869,000, respectively, and the amount of inventory related to contracts from third-party commercial customers who outsource their manufacturing to us was $1,583,000 and $2,204,000, respectively.

As discussed in Note (1)(c) – Summary of Significant Accounting and Reporting Policies – Liquidity, in connection with our initiatives to transform our Company (e.g., reevaluating our business plans to identify opportunities to focus future investment on our most strategic, high-margin revenue opportunities), during the first quarter of fiscal 2025, we recorded a non-cash charge of $11,369,000 within Cost of sales on our Consolidated Statement of Operations. Such non-cash charge primarily related to the write down of inventory associated with approximately 70 products within our satellite ground infrastructure product line that were discontinued. As discussed in Note (3) – Business Divestitures, such non-cash charge also included the write down of inventory associated with the CGC Divestiture, which inventory was determined during the first quarter of fiscal 2025 to no longer be salable.

During fiscal 2025, we also expensed $1,082,000 of work in process inventory related to certain loss contracts in our satellite ground infrastructure product line accounted for under the point in time revenue recognition model.

(6) Property, Plant and Equipment

Property, plant and equipment consist of the following at July 31, 2025 and 2024:

	2025	2024
Machinery and equipment	$138,678,000	142,405,000
Internal-use software	33,595,000	28,869,000
Leasehold improvements	17,698,000	17,175,000
	189,971,000	188,449,000
Less accumulated depreciation and amortization	146,561,000	141,121,000
Property, plant and equipment, net	$43,410,000	47,328,000

Depreciation and amortization expense on property, plant and equipment amounted to $11,798,000, $12,159,000 and $11,917,000 for the fiscal years ended July 31, 2025, 2024 and 2023, respectively.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
(7) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at July 31, 2025 and 2024:

	2025	2024
Accrued wages and benefits	$21,158,000	22,131,000
Accrued contract costs	6,676,000	17,267,000
Accrued warranty obligations	8,475,000	7,049,000
Accrued commissions and royalties	4,867,000	5,396,000
Accrued contributions for constructing long-lived assets	2,789,000	—
Accrued legal costs	830,000	3,092,000
Other	13,628,000	7,310,000
Accrued expenses and other current liabilities	$58,423,000	62,245,000

Accrued contract costs represent direct and indirect costs on contracts as well as estimates of amounts owed for invoices not yet received from vendors or reflected in accounts payable.

Accrued warranty obligations as of July 31, 2025 relate to estimated liabilities for assurance type warranty coverage that we provide to our customers. We generally provide warranty coverage for some of our products for a period of at least one year from the date of delivery. We record a liability for estimated warranty expense based on historical claims, product failure rates, consideration of contractual obligations, future costs to resolve software issues and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Changes in our accrued warranty obligations during the fiscal years ended July 31, 2025 and 2024 were as follows:

	2025	2024
Balance at beginning of year	$7,049,000	8,285,000
Provision for warranty obligations	4,172,000	1,213,000
Charges incurred	(2,746,000)	(1,538,000)
Adjustments for changes in estimates	—	(493,000)
PST Divestiture	—	(418,000)
Balance at end of year	$8,475,000	7,049,000

Accrued contributions for constructing long-lived assets represents our obligation to utilize amounts received in fiscal 2025 from the City of Gatineau, a province in Quebec, Canada, to fund the relocation of our existing leased facility to a new location.

(8) Credit Facility

On June 17, 2024, we entered into a senior secured loan facility with a syndicate of lenders, which replaced our prior credit facility. As further discussed below, we subsequently amended the credit facility on October 17, 2024, March 3, 2025 and July 21, 2025 (the "Credit Facility"). At July 31, 2025, the Credit Facility consists of a remaining $116,260,000 term loan (the "Term Loan" facility) and (ii) an asset-based revolving credit facility with revolving commitments in an aggregate principal amount of $54,750,000, subject to borrowing base limitations as described below (the "Revolving Loan" facility). At closing, the proceeds were used to repay the prior credit facility in full and for working capital and other general corporate purposes. The obligations under the Credit Facility are guaranteed by certain of our domestic and foreign subsidiaries (the "Guarantors"), who have granted for the benefit of the lenders, a lien on, and first priority security interest in, substantially all of our tangible and intangible assets.

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

The Credit Facility was amended again on March 3, 2025 (the "Second Amendment") which, among other things: (i) waived all defaults under the Credit Facility, specifically in connection with our Net Leverage Ratio and Fixed Charge Coverage Ratio covenants as of January 31, 2025; (ii) decreased the interest rate margins applicable to the Term Loan from 12.00% per annum to 9.50% per annum for Base Rate Loans and from 13.00% per annum to 10.50% per annum for SOFR Loans; (iii) permitted the incurrence of an additional $40,000,000 of total unsecured subordinated debt (as described below); (iv) suspended testing of the Net Leverage Ratio and the Fixed Charge Coverage Ratio covenants until October 31, 2025; (v) suspended our ability to pay interest in-kind until after the interest rate margins are tested based on net leverage ratios; (vi) permitted partial principal repayments of $27,252,000 and $9,084,000 on the Term Loan and Revolving Loan, respectively, and waived the prepayment fees that would have been payable under the Credit Facility with regard to such repayments; (vii) permanently reduced commitments under the Revolving Loan Facility by $3,179,000 and provided the lenders a consent right with respect to Revolver Loan borrowings above $29,321,000; (viii) reduced the minimum quarterly average liquidity requirement from $20,000,000 to $17,500,000; and (ix) provided the lenders the right to appoint an independent director to our Board of Directors after May 31, 2025 (which has been satisfied as of the issuance date).

The Credit Facility was further amended on July 21, 2025 (the "Third Amendment") which, among other things: (i) suspends, until the four-quarter period ending January 31, 2027, testing of the Net Leverage Ratio, the Fixed Charge Coverage Ratio and the Minimum EBITDA covenants; (ii) altered the interest rate margins applicable to Term Loans (as described in further detail below); (iii) delays the scheduled repayment of a portion of the principal of the Term Loans (as described in further detail below); (iv) delays the scheduled repayment of fees due pursuant to the Second Amendment; (v) reduced the minimum EBITDA requirement (as described in further detail below); (vi) reduced the minimum quarterly average liquidity requirement from $17,500,000 to $15,000,000; (vii) permits us to engage in the sale or disposition of certain properties and assets approved by the Administrative Agent (the “Specified Permitted Individual Disposition”), on the terms, and subject to documentation, reasonably acceptable to the Administrative Agent, so long as 65% of the net cash proceeds are applied against the outstanding principal amount of the obligations under the Credit Facility and 35% of the net cash proceeds are applied against the outstanding principal amount of the subordinated term loans under the Subordinated Credit Facility (as defined below); and (viii) required us to adopt management incentive and retention arrangements for our key personnel in connection with the contemplation of our strategic alternatives.

The Third Amendment provides that the interest rate margins on the Term Loans are 9.50% and 10.50% for Base Rate Loans and SOFR Loans, respectively, until the first business day of the month following January 31, 2027, when we have delivered financial statements demonstrating compliance with the financial covenants under the Credit Facility. If demonstrated, the interest rate margins revert to: (i) for Base Rate Loans, a margin ranging from 7.50% to 9.00% and (ii) for SOFR Loans, a margin ranging from 8.50% to 10.00%, in each case, based on whether our Net Leverage Ratio during the applicable determination period ranges from less than 1.75x to greater than or equal to 3.25x, respectively.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
The Third Amendment defers $3,037,500 of scheduled term loan repayments otherwise due on July 31, 2025 until: (x) the maturity of the Credit Facility, or (y) January 31, 2026, in the case that we had not filed by December 31, 2025, either (i) a Form 10-K annual report accompanied by an opinion of our independent registered public accounting firm free from any “going concern” or like qualification or exception with respect to our consolidated financial statements for the relevant fiscal year ended, or (ii) a Form 10-Q quarterly report that included footnote disclosure (with which our independent registered public accounting firm would not disagree) in the financial statements accompanied thereby that affirmatively included management's assessment that there is no longer a substantial doubt about our ability to continue as a going concern. With the filing of our Form 10-K for the fiscal year ended July 31, 2025, we have determined that the $3,037,500 will be due upon the maturity of the Credit Facility.

Under the Third Amendment, once financial covenant testing resumes on January 31, 2027, in addition to complying with the minimum quarterly average liquidity requirement, we will be required to comply with: (i) a maximum Net Leverage Ratio of 2.75x as of January 31, 2027; 2.75x as of April 30, 2027 and 2.65x as of July 31, 2027 and thereafter; (ii) a minimum Fixed Charge Coverage Ratio of 1.30x commencing with the four fiscal quarter period ending January 31, 2027 and 1.35x commencing with the four fiscal quarter period ending July 31, 2027 and thereafter; and (iii) minimum EBITDA of: (a) $32,500,000 for the four-quarter period ending January 31, 2027; (b) $35,000,000 for the four-quarter period ending April 30, 2027; (c) $37,500,000 for the four-quarter period ending July 31, 2027; and $40,000,000 for the four-quarter period ending October 31, 2027 and thereafter.

We accounted for the October 17, 2024, March 3, 2025 and July 21, 2025 amendments to our Credit Facility as debt modifications.

At the time of entering into the Third Amendment, and through and including the issuance date, there were no ongoing events of default. Over the next twelve months beyond the issuance date, we believe that it is probable we will be able to comply with the covenants required by the Credit Facility. As a result, we have presented our debt obligations as either current or long-term on the Consolidated Balance Sheet, based on their scheduled repayment or maturity dates.

Additional Credit Facility Details

In connection with entering the Credit Facility, the Term Loan lenders received 1,435,884 detachable warrants ("Lender warrants") granted at an exercise price of $0.10 per common share which entitles the Term Loan lenders to purchase 1,435,884 shares of our common stock from us at any time and from time to time after the Closing Date and on or prior to June 17, 2031, subject to certain adjustments. If the Term Loan is refinanced, the Term Loan lenders have the right to sell up to 50.0% of the warrants back to us for cash, at a 10.0% discount to the 30-day volume weighted average price of our common stock, subject to certain adjustments. We determined that the Lender warrants met the definition of a freestanding financial instrument that should be accounted for as a liability. We established an initial Lender warrant liability of $3,011,000 which was allocated as a discount against the Term Loan proceeds. The Lender warrant liability is classified in "Warrant and derivative liabilities" on the Consolidated Balance Sheets and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs, until the Lender warrants are exercised or expire. Changes in the estimated fair value of the Lender warrant liability are recognized in our Consolidated Statement of Operations as a non-cash expense or benefit. As of July 31, 2025 and 2024, the Lender warrant liability was remeasured to $3,007,000 and $4,544,000, respectively, resulting in a non-cash benefit of $1,537,000 and a non-cash expense of $1,533,000 for the years ended July 31, 2025 and 2024, respectively, recorded in "Other expenses (income) - Change in fair value of warrants and derivatives" on the Consolidated Statements of Operations.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
Additionally, we identified several embedded derivatives that require bifurcation from the Credit Facility under ASC 815-15 - "Embedded Derivatives," ("ASC 815"). Certain of these embedded features include contingent event of default and going concern interest rate increases and/or fees, which qualify for accounting as one combined embedded derivative liability. We established an initial embedded derivative liability of $3,116,000, which was allocated as a discount against the Term Loan proceeds. The combined embedded derivative liability is presented with the host instrument as part of the amount outstanding under the Credit Facility on the Consolidated Balance Sheets and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs, until the embedded derivative features have zero probability of occurring or expire. Changes in the estimated fair value of the combined embedded derivative liability are recognized in our Consolidated Statement of Operations as a non-cash expense or benefit. As of July 31, 2025 and 2024, the combined embedded derivative liability was remeasured to $1,890,000 and $3,041,000, respectively, resulting in non-cash benefits of $1,151,000 and $75,000, for the years ended July 31, 2025 and 2024, respectively, recorded in "Other expenses (income) - Change in fair value of warrants and derivatives" on the Consolidated Statements of Operations.

The following table summarizes the activity relating to deferred financing costs and discounts under the Credit Facility:

	Deferred Financing Costs			Discount
	Term Loan	Revolver	Total	Term Loan	Total

Credit facility fees	$6,626,000	3,353,000	$9,979,000	$7,486,000	$17,465,000
Term loan proceeds allocated to lender warrants	—	—	—	3,011,000	3,011,000
Term loan proceeds allocated to embedded derivative	—	—	—	3,116,000	3,116,000
Amortization	(201,000)	(102,000)	(303,000)	(411,000)	(714,000)
Balance at July 31, 2024	$6,425,000	3,251,000	$9,676,000	$13,202,000	$22,878,000
Amendment fees	—	975,000	975,000	9,326,000	10,301,000
Write-off due to prepayments and reduced commitments	(1,788,000)	(1,707,000)	(3,495,000)	(5,482,000)	(8,977,000)
Amortization	(1,114,000)	(612,000)	(1,726,000)	(3,242,000)	(4,968,000)
Balance at July 31, 2025	$3,523,000	1,907,000	$5,430,000	$13,804,000	$19,234,000

Deferred financing fees and discounts attributable to the Term Loan are amortized as interest expense over the life of the debt through the maturity date using the effective interest method and are presented as a deduction to the non-current borrowings outstanding under the Term Loan. Deferred financing fees attributable to the Revolving Loan are capitalized on the Consolidated Balance Sheets and amortized as interest expense over the life of the debt using the straight-line method.

The amount outstanding under our Credit Facility was as follows:

	July 31, 2025	July 31, 2024
Term loan	$116,260,000	161,663,000
Less: Unamortized deferred financing costs related to term loan	3,523,000	6,425,000
Less: Unamortized discount related to term loan	13,804,000	13,202,000
Term loan, net	98,933,000	142,036,000
Revolving loan	17,641,000	32,500,000
Embedded derivative related to credit facility	1,890,000	3,041,000
Amount outstanding under credit facility, net	118,464,000	177,577,000
Less: Current portion of credit facility	4,050,000	4,050,000
Non-current portion of credit facility, net	$114,414,000	173,527,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
During the fiscal year ended July 31, 2025, we reclassified the combined embedded derivative liability balance as of July 31, 2024 from "Other liabilities" on the Consolidated Balance Sheets to conform to the current period presentation. During the fiscal year ended July 31, 2025, we had outstanding balances under our Credit Facility ranging from $133,901,000 to $202,940,000.

Availability under the Revolving Loan is subject to eligibility criteria set forth in the Credit Facility, and equal to a borrowing base in an amount equal to, from time to time: (a) 85% of the net book value of billed and invoiced accounts receivables; plus (b) 85% of the net book value of accounts receivables we have the right to bill but have not yet billed up to the lesser of (i) 12.5% of the amount calculated pursuant to the sum of clauses (a) and (b) and (ii) $15,000,000 of such accounts; plus (c) 60% of the net book value of all inventory, less (d) customary reserves. As of July 31, 2025 and July 31, 2024, our eligible Borrowing Base collateral, as defined under the Revolving Loan, was $101,222,000 and $114,661,000, respectively.

Interest expense related to our Credit Facility (both current and prior), including amortization of deferred financing costs and debt discount, recorded during the fiscal years ended July 31, 2025, 2024 and 2023 was $34,713,000, $22,058,000 and $14,931,000, respectively. Our blended interest rate approximated 18.51%, 12.26% and 8.89% for fiscal 2025, 2024 and 2023, respectively.

Interest expense related to our Credit Facility also includes an unused line fee of 0.50% per annum on the average unused Revolver Loan commitment, with no fee payable on the $27,500,000 of the $54,750,000 commitment that is subject to the consent right of the revolving lender and Agent.

The Term Loan is subject to 2.50% amortization per annum. The first Term Loan repayment of $675,000 was paid on July 31, 2024. The next Term Loan repayment of $1,012,500 was paid on July 31, 2025, reflecting the deferral of $3,037,500 provided by the Third Amendment. Future quarterly Term Loan repayments of $1,012,500 are payable on the last business day of each fiscal quarter, with the remaining Term Loan balance due on the maturity date.

The Credit Facility contains: (a) customary representations, warranties and affirmative covenants; (b) customary conditions to drawing the Revolver Loan; (c) customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, including the disposition of assets by any Loan Party to any Subsidiary that is not a Loan Party, (vi) restricted payments, including stockholder dividends, (vii) distributions, including the repayment of subordinated intercompany and third party indebtedness, and (viii) certain other restrictive agreements; (d) certain financial covenants (see above); (e) customary optional and mandatory prepayment events; and (f) customary events of default (subject to grace periods, as appropriate), such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe the negative covenants and other covenants related to the operation of our business. In addition, under certain circumstances, we may be required to enter into amendments to the Credit Facility in connection with any further syndication of the Credit Facility.

Capitalized terms used but not defined herein have the meanings set forth for such terms in the Credit Facility, which has been documented and filed with the SEC.

Subsequent Event

In connection with our filing of Form 12b-25 with the SEC on October 30, 2025, we entered into an agreement, effective October 29, 2025, with our Credit Facility lenders to allow for an extension of time to deliver certain items that were originally due on October 29, 2025 and October 31, 2025.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
(9) Subordinated Credit Facility
On October 17, 2024, we entered into a subordinated credit facility with the existing holders of our convertible preferred stock and U.S. Bank Trust Company, National Association, as agent, which provided an initial subordinated unsecured term loan facility in the aggregate principal amount of $25,000,000 (the “Subordinated Credit Agreement”). As further discussed below, on March 3, 2025 and July 21, 2025, we entered into amendments to the Subordinated Credit Agreement (the "Subordinated Credit Facility”).

On March 3, 2025, we entered into an amendment ("Amendment No. 1") which, in addition to providing incremental aggregate principal of $40,000,000, waived all defaults under the Subordinated Credit Facility, specifically in connection with our Net Leverage Ratio and Fixed Charge Coverage Ratio covenants as of January 31, 2025 and suspended testing of the Net Leverage Ratio and the Fixed Charge Coverage Ratio covenants under the Subordinated Credit Facility until October 31, 2025. The net proceeds were principally used to repay a portion of the Term Loan and Revolver Loan on March 3, 2025, fund our general working capital needs and enabled us to negotiate the Second Amendment to the Credit Facility, including the waiver of existing defaults.

On July 21, 2025, we entered into a second amendment (“Amendment No. 2”) which, among other things: (i) provided for the incurrence of a $35,000,000 incremental facility (as described in further detail below); (ii) suspends, until the four-quarter period ending January 31, 2027, testing of the Net Leverage Ratio, the Fixed Charge Coverage Ratio and the Minimum EBITDA covenants in the Subordinated Credit Facility; (iii) modified the interest rate applicable to the subordinated term loans (as described in further detail below); (iv) reduced the minimum EBITDA requirement (as described in further detail below); (v) reduced the minimum quarterly average liquidity requirement from $17,500,000 to $15,000,000; (vi) permits us to engage in the Specified Permitted Individual Disposition, on the terms, and subject to documentation, reasonably acceptable to the Subordinated Agent (subject to the same requirement with respect to the application of any net cash proceeds as discussed in Note (8) - Credit Facility; and (vii) required us to adopt management incentive and retention arrangements for its key personnel in connection with the contemplation of our strategic alternatives (also as discussed Note (8) - Credit Facility).

Amendment No. 2 provides for an incremental priority subordinated unsecured term loan facility in the aggregate principal amount of $35,000,000. We used the net proceeds to pay certain transaction costs, fees and expenses incurred in connection with amendments to our credit facilities and to prepay, without premium: (i) $28,481,000 of the outstanding Term Loans under the Credit Facility, and (ii) $5,775,000 of the outstanding Revolver Loan under the Credit Facility. As part of this prepayment, we permanently reduced Revolver Loan commitments under the Credit Facility by $2,071,000. The interest on the $35,000,000 shall be paid-in-kind quarterly, in arrears, by capitalizing and adding the unpaid and accrued amount of such interest to the aggregate outstanding principal amount of the incremental priority subordinated credit facility on the last business day of each quarter. This tranche of subordinated debt will rank senior in right of payment to the existing subordinated term loans under the Subordinated Credit Facility. Unlike the existing subordinated term loans, the incremental priority subordinated credit facility is not subject to any make-whole premium.

Under Amendment No. 2, the interest rate applicable to the incremental priority subordinated credit facility shall be the greater of: (x) the highest per annum interest rate then-applicable to the Term Loans under the Credit Facility, and (y) Term SOFR (as defined in the Credit Facility) plus 10.5%.

Under Amendment No. 2, once financial covenant testing resumes on January 31, 2027, in addition to complying with the minimum quarterly average liquidity requirement, we will be required to comply with: (i) a maximum Net Leverage Ratio of 3.30x as of January 31, 2027, 3.30x as of April 30, 2027 and 3.18x as of July 31, 2027 and thereafter; (ii) a minimum Fixed Charge Coverage Ratio of 1.04x commencing with the four fiscal quarter period ending January 31, 2027 and 1.08x commencing with the four fiscal quarter period ending July 31, 2027 and thereafter; and (iii) minimum EBITDA of: (a) $26,000,000 for the four-quarter period ending January 31, 2027; (b) $28,000,000 for the four-quarter period ending April 30, 2027; (c) $30,000,000 for the four-quarter period ending July 31, 2027; and $32,000,000 for the four-quarter period ending October 31, 2027 and thereafter.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
At the time of entering into Amendment No. 2, and through and including the issuance date, there were no ongoing events of default. Over the next twelve months beyond the issuance date, we believe that it is probable we will be able to comply with the covenants required by the Subordinated Credit Facility. As a result, we have presented our debt obligations as long-term on the Consolidated Balance Sheet, based on their scheduled maturity dates.

The outstanding portion of debt related to the Subordinated Credit Facility will not be considered debt for purposes of our financial covenant testing under the Credit Facility. However, the Subordinated Credit Facility includes a cross-default provision, whereby a default under the Credit Facility constitutes a default under the Subordinated Credit Facility.

Additional Subordinated Credit Facility Details

The obligations under the Subordinated Credit Facility mature 90 days after the Credit Facility. Unlike the $35,000,000 tranche discussed above, the other two tranches of the Subordinated Credit Facility, which aggregate $65,000,000 of principal, are subject to Make-Whole Amounts with respect to certain repayments or prepayments equal to: (i) from the respective closing date of each tranche through (but not including) the date that is nine months thereafter, the principal repayment amount multiplied by 33.0%; (ii) from the date that is nine months after the applicable closing date through (but not including) the date that is the second anniversary of such closing date, the principal repayment amount multiplied by 50.0%; (iii) from the second anniversary of the applicable closing date and thereafter, the principal repayment amount multiplied by 75.0% plus, in the case of clause (iii), interest accrued on the principal amount outstanding at the Make-Whole Interest Rate (as defined below) starting on the second anniversary of the applicable closing date and calculated as of any such date of determination. The Make-Whole Interest Rate is a rate equal to 16.0% per annum, which is increased by 2.0% per annum upon the occurrence and during the continuation of an event of default under the Subordinated Credit Facility.

We identified an embedded derivative related to redemption features that requires bifurcation from the Subordinated Credit Facility under ASC 815. We established a total embedded derivative liability of $16,864,000, which was allocated as a discount against the Subordinated Credit Facility proceeds. The embedded derivative liability is presented with the "Non-current portion of subordinated credit facility, net" on the Consolidated Balance Sheet and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs. Changes in the estimated fair value of the embedded derivative liability are recognized in our Consolidated Statements of Operations as a non-cash expense or benefit. As of July 31, 2025, the embedded derivative liability was remeasured to $5,753,000. For the fiscal year ended July 31, 2025, we recorded a non-cash benefit of $11,111,000, in "Other expenses (income) - Change in fair value of warrants and derivatives" on the Consolidated Statements of Operations.

Deferred financing costs, discounts and the Make-Whole Amount are amortized as interest expense through the Subordinated Credit Facility maturity date using the effective interest method, and are presented as adjustments to the borrowings outstanding under such debt. Interest expense related to our Subordinated Credit Facility for the fiscal year ended July 31, 2025 was $10,876,000, which included $2,416,000 of immediately expensed financing fees related to Amendment No. 1 and Amendment No. 2 due to accounting for such amendments as debt modifications.

The following table reconciles the amount outstanding under the Subordinated Credit Facility to its net carrying value:

July 31, 2025
Subordinated credit facility	$100,144,000
Less: Unamortized deferred financing costs	1,528,000
Less: Unamortized discount	15,404,000
Plus: Accretion of make-whole amount	6,623,000
Subordinated credit facility, net - subtotal	89,835,000
Embedded derivative related to redemption features	5,753,000
Amount outstanding under the subordinated credit facility, net	95,588,000
Less: Current portion of subordinated credit facility	—
Non-current portion of subordinated credit facility, net	$95,588,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
The obligations under the Subordinated Credit Facility are guaranteed by the same guarantors under the Credit Facility and contain customary representations, warranties and affirmative covenants, in each case substantially consistent with the representations and warranties and affirmative covenants under the Credit Facility. The Subordinated Credit Facility contains customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, (vi) restricted payments, including stockholder dividends, (vii) customary optional and mandatory prepayment events, and (viii) certain other restrictive agreements.

Capitalized terms used but not defined herein have the meanings set forth for such terms in the Subordinated Credit Facility, which has been documented and filed with the SEC.

Subsequent Event

In connection with our filing of Form 12b-25 with the SEC on October 30, 2025, we entered into an agreement, effective October 29, 2025, with our Subordinated Credit Facility lenders to allow for an extension of time to deliver certain items that were originally due on October 29, 2025 and October 31, 2025.

(10) Leases
Our leases historically relate to the leasing of facilities and equipment. In accordance with FASB ASC 842 - "Leases" ("ASC 842"), we determine at inception whether an arrangement is, or contains, a lease and whether the lease should be classified as an operating or a financing lease. At lease commencement, we recognize a right-of-use ("ROU") asset and lease liability based on the present value of the future lease payments over the estimated lease term. We elected to not recognize a ROU asset or lease liability for any leases with terms of twelve months or less. Instead, for such short-term leases, we recognize lease expense on a straight-line basis over the lease term. Certain of our leases include options to extend the term of the lease or to terminate the lease early. When it is reasonably certain that we will exercise a renewal option or will not exercise a termination option, we include the impact of exercising or not exercising such option, respectively, in the estimate of the lease term. As our lease agreements do not explicitly state the discount rate implicit in the lease, we use our incremental borrowing rate ("IBR") on the commencement date to calculate the present value of future lease payments. Such IBR represents our estimated rate of interest to borrow on a collateralized basis over a term commensurate with the expected lease term.

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

Certain of our facility lease agreements (which are classified as operating leases) contain rent holidays or rent escalation clauses. For rent holidays and rent escalation clauses during the lease term, we record rental expense on a straight-line basis over the term of the lease. As of July 31, 2025, none of our leases contained a residual value guarantee and covenants included in our lease agreements are customary for the types of facilities and equipment being leased.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
The components of lease expense are as follows:

	Fiscal years ended July 31,
	2025	2024	2023
Finance lease expense:
Amortization of ROU assets	$—	—	5,000
Operating lease expense	7,489,000	8,414,000	10,439,000
Short-term lease expense	137,000	293,000	435,000
Variable lease expense	4,560,000	4,381,000	4,031,000
Sublease income	(28,000)	(67,000)	(67,000)
Total lease expense	$12,158,000	13,021,000	14,843,000

Additional information related to leases is as follows:

	Fiscal years ended July 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases - Operating cash outflows	$8,277,000	8,983,000	10,604,000
Finance leases - Financing cash outflows	—	—	4,000
ROU assets obtained in the exchange for lease liabilities (non-cash):
Operating leases	$5,428,000	677,000	3,211,000

The following table is a reconciliation of future cash flows relating to operating lease liabilities presented on our Consolidated Balance Sheets as of July 31, 2025:

Operating
Fiscal 2026	$7,637,000
Fiscal 2027	5,949,000
Fiscal 2028	5,392,000
Fiscal 2029	4,850,000
Fiscal 2030	4,449,000
Thereafter	14,663,000
Total future undiscounted cash flows	42,940,000
Less: Present value discount	6,314,000
Lease liabilities	$36,626,000

Weighted-average remaining lease terms (in years)	7.60
Weighted-average discount rate	4.47%
As of July 31, 2025, we do not have any material rental commitments that have not commenced.

(11) Income Taxes

Loss before benefit from income taxes consists of the following:

	Fiscal Years Ended July 31,
	2025	2024	2023
U.S.	$(135,111,000)	(65,374,000)	(21,327,000)
Foreign	(20,271,000)	(34,906,000)	(9,520,000)
	$(155,382,000)	(100,280,000)	(30,847,000)

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
The benefit from income taxes included in the accompanying Consolidated Statements of Operations consists of the following:

	Fiscal Years Ended July 31,
	2025	2024	2023
Federal – current	$673,000	377,000	(258,000)
Federal – deferred	—	(2,345,000)	(4,623,000)

State and local – current	514,000	1,181,000	1,412,000
State and local – deferred	—	(834,000)	(815,000)

Foreign – current	433,000	1,137,000	958,000
Foreign – deferred	(1,700,000)	189,000	(622,000)
Benefit from income taxes	$(80,000)	(295,000)	(3,948,000)

The benefit from income taxes differed from the amounts computed by applying the U.S. Federal income tax rate as a result of the following:

	Fiscal Years Ended July 31,
	2025		2024		2023
	Amount	Rate	Amount	Rate	Amount	Rate
Computed "expected" tax benefit	$(32,630,000)	21.0%	(21,059,000)	21.0%	(6,478,000)	21.0%
Increase (reduction) in income taxes due to:
State and local income taxes, net of valuation allowance and federal benefit	406,000	(0.2)	(127,000)	0.1	440,000	(1.4)
Stock-based compensation	1,017,000	(0.6)	1,891,000	(1.9)	692,000	(2.2)
Research and experimentation credits	(1,125,000)	0.7	(1,251,000)	1.2	(2,576,000)	8.4
Foreign-derived intangible income deduction	—	—	43,000	—	(517,000)	1.7
Revaluation of warrants and embedded derivatives	(8,085,000)	5.2	(897,000)	0.9	—	—
Nondeductible executive compensation	102,000	(0.1)	—	—	1,484,000	(4.8)
PST Divestiture	—	—	1,384,000	(1.4)	—	—
Change in U.S. federal and foreign valuation allowances	24,929,000	(16.0)	10,177,000	(10.0)	2,834,000	(9.2)
Foreign income tax rate differential	(804,000)	0.5	(389,000)	0.4	(269,000)	0.9
Goodwill impairment	15,975,000	(10.3)	9,549,000	(9.5)	—	—
Other, net	135,000	(0.1)	384,000	(0.5)	442,000	(1.6)
Benefit from income taxes	$(80,000)	0.1%	(295,000)	0.3%	(3,948,000)	12.8%

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at July 31, 2025 and 2024 are presented below:

	2025	2024
Deferred tax assets:
Inventory and warranty reserves	$7,026,000	4,685,000
Compensation and commissions	4,414,000	3,401,000
Federal, state and foreign research and experimentation credits	18,134,000	17,559,000
Capitalized U.S. research and experimental expenditures	11,188,000	12,177,000
Stock-based compensation	1,505,000	2,409,000
Foreign scientific research and experimental development expenditures	2,006,000	1,720,000
Federal, state and foreign net operating losses	24,373,000	18,289,000
Federal and state capital losses	14,473,000	14,473,000
Lease liabilities	8,455,000	8,999,000
Deferred revenue, non-current	3,390,000	4,664,000
Interest expense limitation	13,411,000	3,423,000
Other	7,054,000	1,278,000
Less: valuation allowance	(70,973,000)	(44,888,000)
Total deferred tax assets, net	44,456,000	48,189,000
Deferred tax liabilities:
Plant and equipment	(3,379,000)	(4,781,000)
Lease right-of-use assets	(6,757,000)	(7,116,000)
Intangibles	(38,752,000)	(42,563,000)
Total deferred tax liabilities	(48,888,000)	(54,460,000)
Net deferred tax liabilities	$(4,432,000)	(6,271,000)

At July 31, 2025, our net deferred tax liability of $4,432,000 includes $187,000 of foreign net deferred tax assets that were recorded as "Other assets, net" in our Consolidated Balance Sheets. At July 31, 2024, our net deferred tax liability of $6,271,000 includes $78,000 of foreign net deferred tax liabilities that were recorded as "Other liabilities" in our Consolidated Balance Sheets.

Federal and State

At July 31, 2025, we have federal research and experimentation credit carryforwards of $8,447,000 which begin to expire in 2032. We have state research and experimentation credit carryforwards of $9,048,000 which begin to expire in 2026. We believe that it is more-likely-than-not that the benefit from these credits will not be realized. In recognition of this risk, we have provided for a valuation allowance of $17,495,000 on the deferred tax assets relating to these credits.

At July 31, 2025, we have $962,000 of federal net operating loss carryforwards, which do not expire (but are subject to annual deduction limitations based on a percentage of taxable income). We have state net operating loss carryforwards of $3,758,000, which begin to expire in 2026. We believe that it is more-likely-than-not that the benefit from these carryforwards will not be realized. In recognition of this risk, we have provided for a valuation allowance of $4,720,000 on the deferred tax assets relating to these carryforwards.

At July 31, 2025, we have federal and state capital loss carryforwards of $14,473,000, which expire in 2026. We believe it is more-likely-than-not that the benefit from these carryforwards will not be realized. In recognition of this risk, we have provided for a full valuation allowance on the deferred tax assets relating to these carryforwards.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
With respect to our remaining U.S. federal and state net deferred tax assets as of July 31, 2025, we believe it is more-likely-than-not that the benefit from such assets will not be realized. In recognition of this risk, we have provided a valuation allowance of $13,456,000 on these net deferred tax assets.

Foreign

At July 31, 2025, we have foreign deferred tax assets relating to research and experimentation credits of $489,000, which begin to expire in 2043. We have foreign deferred tax assets relating to net operating loss carryforwards of $19,513,000 in the United Kingdom that do not expire. We believe that it is more-likely-than-not that certain foreign deferred tax assets, including these net operating loss carryforwards, may not be realized. In recognition of this risk, we have provided for a valuation allowance of $20,829,000 on these deferred tax assets. Our foreign earnings and profits are not material and, as such, we have not recorded any deferred tax liability on unremitted foreign earnings.

Unrecognized Tax Positions

At July 31, 2025 and 2024, total unrecognized tax benefits were $8,084,000 and $8,605,000, respectively, including interest of $240,000 and $224,000, respectively. At July 31, 2025 and 2024, $1,818,000 and $2,231,000, respectively, of our unrecognized tax benefits were recorded as non-current income taxes payable on our Consolidated Balance Sheets. The remaining unrecognized tax benefits of $6,266,000 and $6,374,000 at July 31, 2025 and 2024, respectively, were presented as an offset to the associated deferred tax assets on our Consolidated Balance Sheets. Of the total unrecognized tax benefits, $7,180,000 and $7,679,000 at July 31, 2025 and 2024, respectively, net of the reversal of the federal benefit recognized as a deferred tax asset relating to state reserves, would favorably impact our effective tax rate, if recognized. We believe it is reasonably possible that the gross unrecognized tax benefits could decrease by as much as $196,000 in the next 12 months due to the expiration of statute of limitations related to federal, state and foreign tax positions.

Our policy is to recognize potential interest and penalties relating to uncertain tax positions in income tax expense. The following table summarizes the activity related to our unrecognized tax benefits for fiscal years 2025, 2024 and 2023 (excluding interest):

	2025	2024	2023
Balance at beginning of period	$8,381,000	8,956,000	9,675,000
Increase related to current period	89,000	181,000	681,000
Increase related to prior periods	8,000	130,000	51,000
Expiration of statute of limitations	(569,000)	(622,000)	(1,406,000)
Decrease related to prior periods	(65,000)	(264,000)	(45,000)
Balance at end of period	$7,844,000	8,381,000	8,956,000

Our U.S. federal income tax returns for fiscal 2022 through 2025 are subject to potential future Internal Revenue Service ("IRS") audit. None of our state and foreign income tax returns prior to fiscal 2021 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

In July 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted, resulting in significant changes to U.S. tax law. U.S. GAAP, specifically ASC 740, requires that the effects of an applicable change in tax law be recognized in the period of enactment. Accordingly, our financial statements and footnote disclosures for fiscal 2025 reflect the impact of those provisions of the OBBBA that are currently applicable to us, such as changes to bonus depreciation rules which resulted in an estimated increased deduction of $1,254,000. We continue to assess the potential impacts of certain other provisions of the OBBBA which go into effect in the future and are not currently applicable to us, such as those provisions related to changes in the tax treatment of U.S. research and experimental expenditures (and related deductions) and limitations imposed on business interest expense deductions. Such provisions, once applicable to us, could materially affect our results of operations in the future.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
(12) Stock-Based Compensation

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

As of July 31, 2025, the aggregate number of shares of common stock which may be issued may not exceed 15,757,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and employee purchases under the ESPP with the issuance of new shares of our common stock.

As of July 31, 2025, we had granted stock-based awards representing the right to purchase and/or acquire an aggregate of 12,182,430 shares (net of 7,643,074 expired and canceled awards), of which an aggregate of 10,382,855 have been exercised or settled.

As of July 31, 2025, the following stock-based awards, by award type, were outstanding:

July 31, 2025
Stock options	124,470
Performance shares	593,680
RSUs, restricted stock, share units and other stock-based awards	1,081,425
Total	1,799,575

Our ESPP provides for the issuance of up to 1,300,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value on the first or last day of each calendar quarter, whichever is lower. Through July 31, 2025, we have cumulatively issued 1,104,911 shares of our common stock to participating employees in connection with our ESPP.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
Stock-based compensation for awards issued is reflected in the following line items in our Consolidated Statements of Operations:

	Fiscal Years Ended July 31,
	2025	2024	2023
Cost of sales	$392,000	778,000	1,110,000
Selling, general and administrative expenses	2,479,000	4,777,000	7,960,000
Research and development expenses	249,000	541,000	1,037,000
Stock-based compensation expense before CEO transition costs	3,120,000	6,096,000	10,107,000
CEO transition costs related to equity-classified stock-based awards	—	—	3,764,000
Total stock-based compensation expense before income tax benefit	3,120,000	6,096,000	13,871,000
Estimated income tax benefit	—	(1,298,000)	(2,552,000)
Net stock-based compensation expense	$3,120,000	4,798,000	11,319,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At July 31, 2025, unrecognized stock-based compensation of $4,778,000, net of estimated forfeitures of $342,000, is expected to be recognized over a weighted average period of 1.7 years. Total stock-based compensation capitalized and included in ending inventory at both July 31, 2025 and 2024 was $198,000. There are no liability-classified stock-based awards outstanding as of July 31, 2025 or 2024.

Stock-based compensation expense, by award type, is summarized as follows:

	Fiscal Years Ended July 31,
	2025	2024	2023
Stock options	$29,000	60,000	87,000
Performance shares	72,000	480,000	973,000
RSUs, restricted stock, share units and other stock-based awards	2,973,000	5,477,000	8,926,000
ESPP	46,000	79,000	121,000
Stock based compensation expense before CEO transition costs	3,120,000	6,096,000	10,107,000
CEO transition costs related to equity-classified stock-based awards	—	—	3,764,000
Total stock-based compensation expense before income tax benefit	3,120,000	6,096,000	13,871,000
Estimated income tax benefit	—	(1,298,000)	(2,552,000)
Net stock-based compensation expense	$3,120,000	4,798,000	11,319,000

During fiscal 2025, we reversed a portion of our stock-based compensation expense related to performance shares due to lower-than-estimated achievement of fiscal 2022 and 2023 performance share goals. Stock-based compensation expense for the more recent period also reflects the forfeiture of awards related to our former Chief Operating Officer and Chief Executive Officer, whose employment were both terminated during fiscal 2025. With respect to stock-based compensation expense reported in the prior year period, we had determined to settle fiscal 2024 non-equity annual incentive awards accrued during such period with stock-based awards in lieu of cash. Also, contributing to the higher stock-based compensation expense in the prior year period was our annual grant of stock-based awards to non-executive employees. Such grants of stock-based awards to non-executive employees did not occur during fiscal 2025.

ESPP stock-based compensation expense primarily relates to the 15% discount offered to participants in the ESPP.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
The estimated income tax benefit as shown in the above tables was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability on our Consolidated Balance Sheet as of July 31, 2025 and 2024. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting. There is no estimated income tax benefit recognized for fiscal 2025 in light of the valuation allowance established on all U.S. deferred tax assets.

Stock Options

The following table summarizes the Plan's activity:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2022	483,480	$24.43
Expired/canceled	(242,970)	24.89
Outstanding at July 31, 2023	240,510	23.96
Expired/canceled	(99,320)	28.72
Outstanding at July 31, 2024	141,190	20.61
Expired/canceled	(16,720)	21.77
Outstanding at July 31, 2025	124,470	$20.45	3.57	$—

Exercisable at July 31, 2025	124,470	$20.45	3.57	$—

Vested and expected to vest at July 31, 2025	124,470	$20.45	3.57	$—

Stock options outstanding as of July 31, 2025 have exercise prices ranging from $17.88 - $28.35, representing the fair market value of our common stock on the date of grant, a contractual term of ten years and a vesting period of five years.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
Performance Shares, RSUs, Restricted Stock, Share Unit Awards and Other Stock-based Awards

The following table summarizes the Plan's activity relating to performance shares, RSUs, restricted stock, share units and other stock-based awards:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2022	1,110,750	$19.05
Granted	1,550,951	10.79
Settled	(632,267)	16.69
Canceled/Forfeited	(153,204)	16.67
Outstanding at July 31, 2023	1,876,230	13.21
Granted	1,731,760	6.71
Settled	(1,042,860)	9.77
Canceled/Forfeited	(764,842)	9.28
Outstanding at July 31, 2024	1,800,288	10.61
Granted	1,677,677	4.57
Settled	(855,870)	9.37
Canceled/Forfeited	(946,990)	6.54
Outstanding at July 31, 2025	1,675,105	$6.53	$3,635,000

Vested at July 31, 2025	122,554	$13.03	$266,000

Vested and expected to vest at July 31, 2025	1,632,321	$6.61	$3,542,000

The total intrinsic value relating to fully-vested awards settled during the fiscal years ended July 31, 2025, 2024 and 2023 was $2,420,000, $7,844,000 and $6,782,000, respectively.

The performance shares granted to employees principally vest over a three-year performance period, if pre-established performance goals are attained, or as specified pursuant to the Plan and related agreements. As of July 31, 2025, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level, except for performance shares granted in fiscal 2023 which reflect lower-than-estimated achievement.

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

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of settlement of the underlying award. During fiscal 2025 and 2024, we reversed $42,000 and $107,000 of previously accrued dividend equivalents due to forfeitures and paid out $157,000 and $268,000, respectively. During fiscal 2023, we accrued $315,000 of dividend equivalents (net of forfeitures) and paid out $366,000. Accrued dividend equivalents were recorded as a reduction to retained earnings. As of July 31, 2025 and 2024, accrued dividend equivalents were $117,000 and $316,000, respectively.

With respect to the actual settlement of stock-based awards for income tax reporting, for the fiscal year ended July 31, 2025, we have not recognized any tax benefit or expense in light of the valuation allowance established for all U.S. deferred tax assets. For fiscal years ended July 31, 2024 and 2023, we recorded an income tax expense of $723,000 and $591,000, respectively.

Subsequent Event

In the first quarter of fiscal 2026, our Board of Directors authorized the issuance of stock-based awards with a total unrecognized compensation expense, net of estimated forfeitures, of approximately $6,700,000.

(13) Segment Information

Reportable operating segments are determined based on Comtech’s management approach. The management approach, as defined by FASB ASC 280 "Segment Reporting" ("ASC 280") is based on the way that the CODM organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. On January 13, 2025, the Board of Directors appointed Kenneth H. Traub as President and Chief Executive Officer in addition to his role as Chairman. Mr. Traub is our CODM for purposes of ASC 280. Our two reportable operating segments are described below.

Our Satellite and Space Communications reportable operating segment is organized into four technology areas: satellite modem and amplifier technologies, troposcatter technologies, cybersecurity training (formerly, known as government services) and space components. This segment offers customers: satellite ground infrastructure technologies, services and system integration that facilitate the transmission of voice, video and data over GEO, MEO and LEO satellite constellations, including traveling wave tube power amplifiers, satellite modems, VSAT platforms and frequency converters; over-the-horizon microwave solutions that can transmit digitized voice, video, and data over distances up to 200 miles using the troposphere and diffraction; advanced cybersecurity training in support of U.S. government and certain commercial and university customers; and procurement and supply chain management of high reliability Electrical, Electronic and Electromechanical ("EEE") parts for satellite, launch vehicle and manned space applications.

Our Allerium reportable operating segment (formerly, Terrestrial and Wireless Networks) is organized into three service areas: next generation 911 and call delivery, call handling solutions, and trusted location and messaging solutions. This segment offers customers: Wireless/VolP 911 location and routing services to connect emergency calls to Public Safety Answering Points ("PSAPs"); SMS text to 911 services; next generation 911 solutions, providing emergency call routing, location validation, and policy-based routing rules, logging and security functionality; Emergency Services IP Network transport infrastructure for emergency services communications and support of next generation 911 services; call handling applications for PSAPs; wireless emergency alert solutions for network operators; and software and equipment for location-based and text messaging services for various applications, including for public safety, commercial and government services. The rebranding to Allerium did not change the composition of this reportable operating segment.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
In connection with our adoption of ASU No. 2023-07 in fiscal 2025, and considering our transformation plan and most recent CODM's increased focus on profitability and cash flow generation on a GAAP basis, our CODM determined to use GAAP operating income to measure our reportable operating segments' performance and to make decisions about resources to be allocated to each segment. Accordingly, the segment tables below have been recast on that basis.

The CODM uses GAAP operating income to assess the results of each reportable operating segment against their respective plans and forecasts and, more generally, to peers and competitors in the markets in which we operate. The CODM also uses this metric to make decisions about allocating capital and personnel resources to the segments, evaluating which project(s) to undertake and or to prioritize, and determining the compensation of employees.

The amounts shown for segment GAAP operating income include expenses which are directly attributable to the segment and considers both cash and non-cash expenses such as: depreciation, amortization of intangibles, impairment of long-lived assets, including goodwill, amortization of cost to fulfill assets, restructuring costs and strategic emerging technology costs (for next-generation satellite technology). Our GAAP operating income metric for each segment does not include the allocation of any indirect expenses which are unrelated to the segment's operations.

Reportable operating segment information, along with a reconciliation of segment GAAP operating income to consolidated income (loss) before income taxes is presented in the tables below:

	Fiscal Year Ended July 31, 2025
	Satellite and Space Communications	Allerium	Total
Net sales	$269,265,000	230,263,000	$499,528,000
Cost of sales	227,786,000	143,475,000
Selling, general and administrative	60,699,000	36,602,000
Research and development	5,590,000	11,570,000
Amortization of intangibles	7,254,000	14,469,000
Impairment of long-lived assets, including goodwill	79,555,000	—
Segment operating (loss) income	$(111,619,000)	24,147,000	$(87,472,000)

Unallocated corporate expenses			46,827,000
Proxy solicitation costs			2,682,000
CEO transition costs			2,117,000
Interest expense			45,650,000
Interest (income) and other			155,000
Write-off of deferred financing costs			8,977,000
Change in fair value of warrants and derivatives			(38,498,000)
Loss before income taxes			$(155,382,000)

Purchases of property, plant and equipment	$338,000	7,816,000	$8,154,000
Unallocated purchases of property, plant and equipment			411,000
Consolidated purchases of property, plant and equipment			$8,565,000

Depreciation expense	$8,300,000	3,010,000	$11,310,000
Unallocated depreciation expense			488,000
Consolidated depreciation expense			$11,798,000

Total segment assets as of July 31, 2025	$249,465,000	454,200,000	$703,665,000
Unallocated assets as of July 31, 2025			37,170,000
Consolidated assets as of July 31, 2025			$740,835,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

	Fiscal Year Ended July 31, 2024
	Satellite and Space Communications	Allerium	Total
Net sales	$324,069,000	216,334,000	$540,403,000
Cost of sales	245,346,000	137,100,000
Selling, general and administrative	48,799,000	32,475,000
Research and development	12,916,000	10,620,000
Amortization of intangibles	6,685,000	14,469,000
Impairment of long-lived assets, including goodwill	64,525,000	—
Segment operating (loss) income	$(54,202,000)	21,670,000	$(32,532,000)

Unallocated corporate expenses			44,442,000
CEO transition costs			2,916,000
Interest expense			22,153,000
Interest (income) and other			678,000
Write-off of deferred financing costs			1,832,000
Change in fair value of warrants and derivatives			(4,273,000)
Loss before income taxes			$(100,280,000)

Purchases of property, plant and equipment	$2,890,000	8,569,000	$11,459,000
Unallocated purchases of property, plant and equipment			1,624,000
Consolidated purchases of property, plant and equipment			$13,083,000

Depreciation expense	$3,867,000	7,927,000	$11,794,000
Unallocated depreciation expense			365,000
Consolidated depreciation expense			$12,159,000

Total segment assets as of July 31, 2024	$421,780,000	456,425,000	$878,205,000
Unallocated assets as of July 31, 2024			34,229,000
Consolidated assets as of July 31, 2024			$912,434,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

	Fiscal Year Ended July 31, 2023
	Satellite and Space Communications	Allerium	Total
Net sales	$337,756,000	212,238,000	$549,994,000
Cost of sales	241,544,000	123,670,000
Selling, general and administrative	51,505,000	36,920,000
Research and development	22,354,000	25,241,000
Amortization of intangibles	7,312,000	14,084,000
Segment operating income	$15,041,000	12,323,000	$27,364,000

Unallocated corporate expenses			32,934,000
CEO transition costs			9,090,000
Interest expense			14,961,000
Interest (income) and other			1,226,000
Loss before income taxes			$(30,847,000)

Purchases of property, plant and equipment	$7,244,000	10,075,000	$17,319,000
Unallocated purchases of property, plant and equipment			992,000
Consolidated purchases of property, plant and equipment			$18,311,000

Depreciation expense	$4,121,000	7,637,000	$11,758,000
Unallocated depreciation expense			164,000
Consolidated depreciation expense			$11,922,000

Total segment assets as of July 31, 2023	$515,449,000	460,034,000	$975,483,000
Unallocated assets as of July 31, 2023			20,754,000
Consolidated assets as of July 31, 2023			$996,237,000

Unallocated expenses result from corporate expenses, such as executive compensation, accounting, legal and other regulatory compliance related costs and also includes all of our amortization of stock-based compensation.

During fiscal 2025, 2024 and 2023, our Unallocated segment incurred $9,512,000, $8,043,000 and $3,907,000, respectively, of restructuring costs primarily focused on legal and other expenses related to strategic alternatives and divestiture activities, as well as other initiatives to streamline our operations, align our cost structure with our future anticipated business and improve our liquidity.

During fiscal 2025, our Unallocated segment incurred $2,682,000 of proxy solicitation costs, consisting principally of legal and advisory fees. In November 2024, we entered into a cooperation agreement (the “Cooperation Agreement”) with Fred Kornberg, Michael Porcelain and Oleg Timoshenko (collectively the “Investor Group”). Pursuant to the Cooperation Agreement, our Board appointed Michael J. Hildebrandt to serve on the Board and agreed to nominate, support and recommend Mr. Hildebrandt for election at our Fiscal 2024 Annual Meeting of Stockholders (the "2024 Annual Meeting"). Also, we agreed not to renominate two incumbent directors for election at the 2024 Annual Meeting and the Investor Group agreed to withdraw its nomination of candidates for election to the Board at the 2024 Annual Meeting to, instead, support our slate of directors for election. Pursuant to the Cooperation Agreement, we and the Investor Group will cooperate to identify an additional candidate to be appointed to the Board at a later date as an independent director. In September 2025, we provided notice to the Investor Group regarding our renomination of Mr. Hildebrandt at the Fiscal 2025 Annual Meeting of Stockholders. Accordingly, the Cooperation Agreement was extended until 30 days prior to the nomination deadline of our Fiscal 2026 Annual Meeting of Stockholders.

During fiscal 2025, 2024 and 2023, our Unallocated segment incurred $2,117,000, $2,916,000 and $9,090,000, respectively, of CEO transition costs. See Note (2) - CEO Transition Costs for further information.

Interest expense in the above tables includes accreted interest related to our Subordinated Credit Facility, the amortization of deferred financing costs and debt discounts related to both credit facilities and the immediate expensing of certain financing fees related to refinancing and or amending our credit facilities. See Note (8) - Credit Facility and Note (9) - Subordinated Credit Facility for further discussion.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Intersegment sales in fiscal 2025, 2024 and 2023 between the Satellite and Space Communications segment and the Allerium segment were nominal. All intersegment sales are eliminated in consolidation and are excluded from the tables above.

Unallocated assets at July 31, 2025 consist principally of cash and cash equivalents, income taxes receivable, corporate property, plant and equipment and deferred financing costs. The large majority of our long-lived assets are located in the U.S.

(14) Commitments and Contingencies

(a) Legal Proceedings and Other Matters

Former CEO Related Matters
On March 12, 2024, we terminated Ken Peterman, our President and CEO at the time, for Cause pursuant to the terms of his employment agreement dated September 12, 2022 (the “Employment Agreement”). On November 21, 2024 (as amended on December 31, 2024), Mr. Peterman filed a claim with the American Arbitration Association, alleging that Comtech materially breached the Employment Agreement in the termination for Cause and that the termination was a retaliation for whistleblowing by Mr. Peterman in connection with certain of our prior financial and accounting practices. Mr. Peterman claims he is owed direct contractual damages in an amount in excess of $6,000,000 and consequential damages for injury to his professional reputation in excess of $35,000,000. We believe Mr. Peterman's claims are entirely without merit and will defend ourselves vigorously in the matter. We filed a Counterclaim against Mr. Peterman alleging that his misconduct and attempts to conceal the same constituted a breach of his fiduciary duties.

Mr. Peterman later filed a separate administrative complaint with the Department of Labor (Occupational Safety and Health Administration) making similar allegations and claiming that we retaliated against him in violation of the Sarbanes-Oxley Act of 2002. We independently investigated, with the assistance of an outside advisor, Mr. Peterman's allegations that he was a whistleblower and determined that such allegations were not substantiated. The U.S. Department of Labor dismissed Mr. Peterman’s administrative complaint on or about April 22, 2025. The appeal period has now expired. Nevertheless, on July 18, 2025, Peterman filed a complaint in the USDC Southern District of New York, largely reciting the same claims he included in the prior Sarbanes-Oxley complaint. We promptly informed Peterman’s attorney that the suit was frivolous and sought leave of the Court to seek dismissal. Peterman’s counsel responded by withdrawing the lawsuit on September 5, 2025.

Separately, on December 11, 2024, Mr. Peterman was indicted by the United States Attorney for the Eastern District of New York and arrested on charges of insider trading and securities fraud. He was also charged with similar allegations by the SEC in a civil lawsuit filed in the Eastern District of New York the same day. We are not named as a defendant in either proceeding.

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
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

On May 22, 2025, DDTC issued a Request for Information, to which we replied. The DDTC investigation remains pending, however, in light of this request, we reevaluated our prior assessment of loss contingencies associated with this matter and determined that we may no longer conclude that the likelihood of a loss contingency is remote. Rather, it is now reasonably possible that a loss contingency (e.g., monetary penalties) exists related to this matter. Such penalties, if any, are not currently estimable by us given the early stage of our review, as well as that of the DDTC, and multiple positive mitigating factors that could affect the ultimate outcome, including but not limited to: the voluntary nature of our disclosure; our historical compliance record; the number of exports involved; the parties to whom the units were shipped; and the nature of the potential violation(s). In parallel, we submitted a Classification Jurisdiction ("CJ") request to DDTC on July 30, 2025, in support of its initial classifications of the exports under investigation. The CJ remains pending. Based on such determination, we have not accrued for any loss contingencies related to this matter as of July 31, 2025.

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
(15) Long-lived Assets, including Goodwill

The following table represents goodwill by reportable operating segment as of July 31, 2025 and July 31, 2024:

	Satellite and Space Communications	Allerium	Total
Balance as of July 31, 2024	$110,090,000	174,090,000	$284,180,000
Goodwill impairment	(79,555,000)	—	(79,555,000)
Balance as of July 31, 2025	$30,535,000	174,090,000	$204,625,000

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

At July 31, 2025 and July 31, 2024, accumulated goodwill impairment losses related to our Satellite and Space Communications segment totaled $128,480,000 and $48,925,000, respectively. There are no accumulated impairments for our Allerium segment.

Fiscal 2025 and Prior Assessments
During the fourth quarter of fiscal year 2024, our lower-than-expected financial performance in our Satellite and Space Communications segment, default on certain credit facility covenants and the sustained decrease in stock price since August 1, 2023 were considered triggering events which required a quantitative impairment test as of July 31, 2024. We performed a quantitative assessment using market participant assumptions to determine if the fair value of each of our reporting units with goodwill exceeded its carrying value. Ultimately, based on our quantitative evaluations, we determined that the carrying value of our Satellite and Space Communications reporting unit exceeded its fair value and recognized a goodwill impairment loss of $48,925,000 in fiscal 2024. We also determined that our Allerium reporting unit had an estimated fair value in excess of its carrying value of at least 24.7% and concluded that our goodwill for this reporting unit was not impaired.

Given our Satellite and Space Communications segment's financial performance in the first quarter of fiscal 2025, and considering triggering events within this segment prior to the issuance of our first quarter fiscal 2025 financial statements, we determined that we were required to perform another quantitative impairment test on an interim basis as of October 31, 2024. Ultimately, based on our quantitative evaluations, we determined that the carrying value of our Satellite and Space Communications reporting unit exceeded its fair value and recognized another goodwill impairment loss of $79,555,000 in the first quarter of fiscal 2025.

In performing the above quantitative assessments, we estimated the fair value of each of our reporting units using a combination of the income and market approaches. The income approach, also known as the discounted cash flow ("DCF") method, utilizes the present value of cash flows to estimate fair value. The future cash flows for our reporting units were projected based on our estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). For purposes of conducting our impairment analysis, we assumed revenue growth rates and cash flow projections that are below our actual long-term expectations. The discount rates used in our DCF method were based on a weighted-average cost of capital ("WACC") determined from relevant market comparisons, adjusted upward for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). A terminal value growth rate was applied to the final year of the projected period, which reflects our estimate of stable, perpetual growth. We then calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach. Under the market approach, we estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization and factored in a control premium. Finally, we compared our estimates of fair values to our total public market capitalization and assessed implied control premiums based on our common stock price of $3.72 and $3.17 as of the dates of testing (October 31, 2024 and July 31, 2024, respectively).

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
In tandem with our quantitative impairment test as of July 31, 2024 and decision in July 2024 to exit our operations in Basingstoke, United Kingdom (which became a separate asset group, the “U.K. Asset Group”), we assessed the recoverability of the carrying value of the U.K. Asset Group under the accounting standards for assets held and used as of July 31, 2024 and determined that the undiscounted future cash flows to complete the exit of our Basingstoke operations indicated that the carrying amount of the U.K. Asset Group was not recoverable. As a result, we recorded a $15,600,000 non-cash long-lived asset impairment charge within the Satellite and Space Communications segment in fiscal 2024. We allocated $9,925,000 of this impairment to the carrying value of Intangibles with Finite Lives, net, $2,651,000 to Property, Plant & Equipment, net, $1,873,000 to Other Assets, net and $1,151,000 to Operating Lease Right-of-Use Assets, net. In light of our quantitative interim impairment tests as of July 31, 2024 and October 31, 2024, we assessed the recoverability of the remaining carrying values of long-lived assets within the Satellite and Space Communications segment. The undiscounted future cash flows of the asset group indicated that the carrying amount of the asset group was recoverable.

Fiscal 2026 Assessment and Forward
On August 1, 2025 (the first day of fiscal 2026), we performed our annual quantitative assessment using market participant assumptions to determine if the fair value of each of our reporting units with goodwill exceeded its carrying value. In making this assessment, we considered, among other things, expectations of projected net sales and cash flows, assumptions impacting the weighted average cost of capital, trends in trading multiples of comparable companies, changes in our stock price and changes in the carrying values of our reporting units with goodwill. We also considered overall business conditions.

In performing the quantitative assessment, we estimated the fair value of each of our reporting units using a combination of the income and market approaches, as discussed above. We compared our estimates of fair values to our total public market capitalization and assessed implied control premiums based on our common stock price of $2.05 as of the date of testing. Ultimately, based on our quantitative evaluation, we determined that our Satellite and Space Communications and Allerium reporting units had estimated fair values in excess of their carrying values of at least 19.9% and 7.3%, respectively, and concluded that our goodwill was not impaired and that neither of our two reporting units was at risk of failing the quantitative assessment.

It is possible that, during the remainder of fiscal 2026 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, or our common stock price could further fluctuate. A significant decline in our customers' spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a quantitative assessment during fiscal 2026 or beyond. If assumed net sales and cash flow projections are not achieved in future periods, our common stock price significantly declines from current levels, and or we complete certain actions related to our transformation plan, our Satellite and Space Communications and Allerium reporting units could be at risk of failing the quantitative assessment and goodwill and intangibles assigned to the respective reporting units could be impaired.

In any event, we are required to perform our next annual goodwill impairment analysis on August 1, 2026 (the start of our fiscal 2027). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
(16) Intangible Assets

Intangible assets with finite lives as of July 31, 2025 and 2024 are as follows:

	July 31, 2025
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$294,258,000	148,863,000	$145,395,000
Technologies	13.6	106,149,000	85,439,000	20,710,000
Trademarks and other	16.9	31,826,000	24,826,000	7,000,000
Total		$432,233,000	259,128,000	$173,105,000

	July 31, 2024
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$302,058,000	141,601,000	$160,457,000
Technologies	14.8	113,149,000	87,809,000	25,340,000
Trademarks and other	16.7	32,926,000	23,895,000	9,031,000
Total		$448,133,000	253,305,000	$194,828,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the fiscal years ended July 31, 2025, 2024 and 2023 was $21,723,000, $21,154,000 and $21,396,000, respectively. Amortization expense for the fiscal year ended July 31, 2025 includes $1,343,000 of accelerated amortization, recorded in the first quarter of fiscal 2025, due to the impact of the CGC Divestiture. Also, during the first quarter of fiscal 2025, we wrote-off all $15,900,000 of fully amortized intangible assets related to the CGC Divestiture.

The estimated amortization expense consists of the following for the fiscal years ending July 31:

2026	$19,128,000
2027	17,774,000
2028	17,774,000
2029	16,353,000
2030	14,446,000

We review net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. Based on our fiscal 2025 assessment, we believe that the carrying values of our net intangible assets were recoverable as of July 31, 2025. Based on our fiscal 2024 assessment, we recognized an impairment loss of $9,925,000 related to net intangible assets with finite lives within our Satellite and Space Communications segment. See Note (1)(g) - "Summary of Significant Accounting and Reporting Policies, Long-Lived Assets" for more information. If business conditions deteriorate, we may be required to record impairment losses, and/or increase the amortization of intangibles in the future. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
(17) Convertible Preferred Stock

Fiscal 2024 and Prior
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

On June 17, 2024, in connection with entering into the Credit Facility discussed in Note (8) - "Credit Facility," we and the Investors agreed to change certain terms of the Series B Convertible Preferred Stock. The changes altered the preferred holders’ existing consent rights and existing put rights alongside payments upon a change of control following specified asset sales, in each case consistent with the Credit Facility. To effect these changes, we and the Investors entered into a Subscription and Exchange Agreement, pursuant to which the Investors: (i) exchanged, in a transaction exempt from registration under the Securities Act of 1933, all of the 166,121.22 shares of Series B Convertible Preferred Stock outstanding for 166,121.22 shares of our newly issued Series B-1 Convertible Preferred Stock, par value $0.10 per share (the "Series B-1 Exchange"), with an initial liquidation preference of $1,036.58 per share, and (ii) received 5,705.83 additional shares of Series B-1 Convertible Preferred Stock as a consent fee (the "Series B-1 Fee"). As a result of the Series B-1 Exchange, no shares of Series B Convertible Preferred Stock remain outstanding. We did not receive any cash proceeds from the Series B-1 Exchange.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
Fiscal 2025
On October 17, 2024, in connection with amending the Credit Facility, we and the Investors agreed to change certain terms of the Series B-1 Convertible Preferred Stock. The changes: altered the date on which preferred holders can opt to have us repurchase their Series B-2 Convertible Preferred Shares (as discussed below) in certain circumstances; provided for increases to the dividend rate in certain circumstances; and provided for an option for the preferred holders to elect to receive dividends in cash (to the extent permitted by law). To effect the changes described above, we and the Investors entered into a Subscription and Exchange Agreement, pursuant to which the Investors: (i) exchanged all of the 171,827.05 shares of Series B-1 Convertible Preferred Stock outstanding for 171,827.05 shares of our newly issued Series B-2 Convertible Preferred Stock, par value $0.10 per share (the “Series B-2 Exchange”), with an initial liquidation preference of $1,067.87 per share; and (ii) received 3,436.53 additional shares of Series B-2 Convertible Preferred Stock as a consent fee (the "Series B-2 Fee"). As a result of the Series B-2 Exchange, no shares of Series B-1 Convertible Preferred Stock remain outstanding. We did not receive any cash proceeds from the Series B-2 Exchange.

On March 3, 2025, in connection with amending the Credit Facility and Subordinated Credit Facility (as discussed in Note (9) - "Subordinated Credit Facility"), we and the Investors agreed to change certain terms of the Series B-2 Convertible Preferred Stock. The changes provided the Investors with a board observer right and certain information access rights. These changes were effected through a Subscription and Exchange Agreement (the "Series B-3 Subscription and Exchange Agreement"), pursuant to which the Investors: (i) exchanged (the “Series B-3 Exchange”) all of the 175,263.58 shares of Series B-2 Convertible Preferred Stock outstanding for 175,263.58 shares of our newly issued Series B-3 Convertible Preferred Stock, par value $0.10 per share, with an initial liquidation preference of $1,104.48 per share (the per share liquidation preference of the Series B-2 Convertible Preferred Stock as of the date of issuance); and (ii) received 2,916.76 additional shares of Series B-3 Convertible Preferred Stock (the “Series B-3 Fee” and, together with the Series B Reimbursement, the Series B-1 Fee and the Series B-2 Fee, the “Additional Issuances”) and $650,000.00 in cash as a consent fee. As a result of the Series B-3 Exchange, no shares of Series B-2 Convertible Preferred Stock remain outstanding. We did not receive any cash proceeds from the Series B-3 Exchange.

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
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

Upon a repurchase of the Series B-3 Convertible Preferred Stock at 1.0x the liquidation preference, we will issue each respective holder a warrant (a “Warrant”). A Warrant will represent the right to acquire our common stock, as further described in the Series B-3 Subscription and Exchange Agreement, for a term of five years and six months from the issuance of such Warrant, at an initial exercise price equal to the conversion price on the date of issuance of such Warrant, subject to certain adjustments. We determined that our obligation to issue a Warrant met the definition of a freestanding financial instrument that should be accounted for as a liability. The Warrant liability is classified in "Warrant and Derivative Liabilities" on the Consolidated Balance Sheets and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs, until the Warrant is exercised or expires. Changes in the estimated fair value of the Warrant are recognized in our Consolidated Statements of Operations as a non-cash expense or benefit. As of July 31, 2025 and July 31, 2024, the Warrant liability was remeasured to $234,000 and $710,000, resulting in non-cash benefits of $476,000 and $5,730,000, respectively, recorded in "Other expenses (income) - Change in fair value of warrants and derivatives" on the Consolidated Statements of Operations.

We accounted for the cancellation of our Series B-1 Convertible Preferred Stock as an extinguishment based on a qualitative and quantitative assessment of the terms of the preferred shares exchanged. We recognized a $51,179,000 gain on extinguishment in the first quarter of fiscal 2025, representing the difference between the carrying value of the Series B-1 Convertible Preferred Stock and the issuance date fair value of the Series B-2 Convertible Preferred Stock. As the Series B-1 Convertible Preferred Stock was classified as temporary equity, the gain on extinguishment was included as an offset in determining net loss attributable to common stockholders and credited to retained earnings as a return from the holders. We accounted for the Series B-3 Exchange as a modification.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
We identified several embedded derivatives that require bifurcation from the Series B-2 Convertible Preferred Stock (and subsequent issuance of the Series B-3 Convertible Preferred Stock) under ASC 815, including the holders' right to: (i) require us to repurchase Series B-3 Convertible Preferred Stock upon the consummation of an asset sale meeting certain criteria, or in connection with a change in control; (ii) convert Series B-3 Convertible Preferred Shares into shares of our common stock; (iii) increase the dividend rate in certain circumstances; and (iv) elect to receive cash dividends in certain circumstances. When evaluating such embedded derivatives, we determined that the Series B-3 Convertible Preferred Stock was more akin to a debt-like host than an equity-like host. We also determined that such features qualify for accounting as one combined embedded derivative liability. We established an initial embedded derivative liability of $38,832,000, which was recorded as a reduction to the initial fair value of the Series B-2 Convertible Preferred Stock and presented with "Warrant and Derivative Liabilities" on the Consolidated Balance Sheets. The combined embedded derivative liability is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs. Changes in the estimated fair value of the combined embedded derivative liability are recognized in our Consolidated Statements of Operations as a non-cash expense or benefit. As of July 31, 2025, the embedded derivative liability was remeasured to $14,608,000, resulting in a non-cash benefit of $24,224,000 for the fiscal year ended July 31, 2025, recorded in "Other expenses (income) - Change in fair value of warrants and derivatives" on the Consolidated Statements of Operations.

Upon the Series B-2 Exchange, the initial estimated fair value of the Series B-2 Convertible Preferred Stock was $132,310,000. We reduced the initial estimated fair value of the Series B-2 Convertible Preferred Stock to establish the initial combined embedded derivative liability, as discussed above. We also adjusted the carrying value of the Series B-3 Convertible Preferred Stock at July 31, 2025 based on its redemption value of $204,153,000, which includes $5,978,000 of accumulated and unpaid dividends. During the fiscal year ended July 31, 2025, as presented in the table below, the adjustments charged against retained earnings and additional paid in capital to increase the carrying value of each respective Series B Convertible Preferred Stock, while outstanding, to their respective redemption values totaled $96,258,000.

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

The following table presents a reconciliation of the adjustments to increase the carrying values of the Convertible Preferred Stock to their redemption values while outstanding:

Redemption value of Series B-3 Convertible Preferred Stock at July 31, 2025	$204,153,000
Less: Carrying value of combined embedded derivatives at July 31, 2025	14,608,000
Carrying value of Series B-3 Convertible Preferred Stock at July 31, 2025	189,545,000
Less: Initial carrying value of Series B-2 Convertible Preferred Stock on October 17, 2024	93,478,000
Less: Initial carrying value of Series B-3 Fee on March 3, 2025	3,221,000
Adjustment to increase the carrying value of Series B-3 Convertible Preferred Stock to its redemption value at July 31, 2025 and Series B-2 Convertible Preferred Stock (while outstanding)	92,846,000
Adjustment to increase carrying value of Series B-1 Convertible Preferred Stock to its redemption value (while outstanding)	3,412,000
Total adjustments to redemption values charged to Stockholder's Equity for the fiscal year ended July 31, 2025	$96,258,000

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
(18) Stockholders’ Equity

Common Stock Repurchase Program
On September 29, 2020, our Board of Directors authorized a $100,000,000 stock repurchase program, which replaced our prior program. The $100,000,000 stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases made during the fiscal years ended July 31, 2025 or 2024.

Additional Paid in Capital
During the fiscal year ended July 31, 2025, $89,879,000 of the adjustments to the carrying values of outstanding Convertible Preferred Stock to their respective redemption values, while outstanding, were charged to additional paid in capital so as not to exceed the available amount of retained earnings as of July 31, 2025.

(19) Cost Reduction and Related Restructuring Activities

In fiscal 2025, in connection with our transformation strategy, we implemented multiple reductions in force throughout our organization and in all of our segments. Inclusive of actions taken in August 2025 (i.e., the start of our fiscal 2026), such reductions approximated 23% of our workforce as of July 31, 2024, or approximately $47,000,000 in annualized labor costs. Related to these activities, in fiscal 2025, we recorded $3,633,000 of severance costs within selling, general and administrative expenses in our Consolidated Statements of Operations. After net payments of $3,900,000 during fiscal 2025, our severance liability as of July 31, 2024 decreased from $1,029,000 to $762,000 as of July 31, 2025. At July 31, 2025, we had approximately 1,385 employees (including contractors), compared to 1,676 as of July 31, 2024. As of the issuance date, we had approximately 1,347 employees (including temporary employees and contractors), which reflects the completion of a reduction in force within our Allerium segment in August 2025. We recorded severance costs of $2,616,000 and $3,872,000 during fiscal 2024 and 2023, respectively.

Schedule II
COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Fiscal Years Ended July 31, 2025, 2024 and 2023

Column A	Column B	Column C Additions		Column D		Column E
Description	Balance at beginning of period	Charged to cost and expenses		Transfers (deductions) - describe		Balance at end of period
Allowance for doubtful accounts receivable:
Year ended July 31,
2025	$1,932,000	17,608,000	(A)	(384,000)	(B)	$19,156,000
2024	2,089,000	1,422,000	(A)	(1,579,000)	(B)	1,932,000
2023	2,337,000	261,000	(A)	(509,000)	(B)	2,089,000

Inventory reserves:
Year ended July 31,
2025	$18,271,000	16,202,000	(C)	(8,050,000)	(D)	$26,423,000
2024	24,659,000	2,801,000	(C)	(9,189,000)	(D)	18,271,000
2023	23,121,000	4,871,000	(C)	(3,333,000)	(D)	24,659,000

Valuation allowance for deferred tax assets:
Year ended July 31,
2025	$44,888,000	26,413,000	(E)	(328,000)	(E)	$70,973,000
2024	34,478,000	12,343,000	(E)	(1,933,000)	(E)	44,888,000
2023	31,227,000	4,617,000	(E)	(1,366,000)	(E)	34,478,000

(A)Provision for doubtful accounts. See Note (4) - "Accounts Receivable" for further discussion of the fiscal 2025 provision.
(B)Write-off of uncollectible receivables. Fiscal 2024 reflects the PST Divestiture. See Note (3) - "Business Divestitures" for further discussion.
(C)Provision for excess and obsolete inventory. See Note (5) - "Inventories" for further discussion of the fiscal 2025 provision.
(D)Write-off of inventory. Fiscal 2025 includes $2,900,000 related to our decision to wind-down our Basingstoke, U.K. operations. Fiscal 2024 reflects the PST Divestiture. See Note (3) - "Business Divestitures" for further discussion.
(E)Change in valuation allowance. See Note (11) - "Income Taxes" for further discussion.

S - 1