Form 10-K/A
period 2025-07-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2025-11-26
CIK 23197

Letter to Stockholders
Letter to Stockholders
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

Letter to Stockholders
Letter to Stockholders
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

The number of shares of the registrant’s common stock outstanding on November 20, 2025 was 29,629,242.

DOCUMENTS INCORPORATED BY REFERENCE.

None.

Letter to Stockholders
Letter to Stockholders

EXPLANATORY NOTE

Comtech Telecommunications Corp. (the “Company,” “Comtech,” “our,” “us” or “we”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended July 31, 2025 (the “Form 10-K”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 10, 2025, to provide the information required by Part III of Form 10-K. This information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after end of our fiscal year.

We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we do not intend to file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Form 10-K. This Amendment No. 1 amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K.

In addition, as required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, updated certifications of the Company’s principal executive officer and principal financial officer are included as Exhibits 31.1 and 31.2 hereto. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

No other changes have been made to the Form 10-K, other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K, or modify or update in any way the consolidated financial statements, notes to such consolidated financial statements, opinions, consents or any other items or disclosures made in the Form 10-K, other than as required to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Form 10-K.

Letter to Stockholders
Letter to Stockholders

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors and Director Qualifications

Kenneth (Ken) H. Traub Chairman, President and Chief Executive Officer

Key Qualifications
Mr. Traub is a visionary and transformational corporate leader with a successful track record of building sustainable shareholder value. Mr. Traub has over 30 years of experience as a Chairman, CEO, director and active investor with a demonstrated record of accomplishment in driving strategic, financial, operational and governance improvements. Mr. Traub is adept at managing business challenges, executing turnarounds, optimizing capital allocation, driving operational improvements, implementing M&A and other strategic initiatives and capitalizing on strategic growth opportunities.

Committee Membership:
•None
Director Since: 2024

Age: 64

Current Public Company Boards:
•Tidewater, Inc. (NYSE: TDW) (since 2018)
Prior Notable Public Company Boards:
•DSP Group, Inc. (Chairman)
•MRV Communications (Chairman)
•Intermolecular (Chairman)
•Vitesse Semiconductor, Inc.
•Edgio, Inc.
• Nano Dimension Ltd.
•Xyratex Ltd
•MIPS Technologies, Inc.
•Phoenix Technologies, Inc.
•Gulfmark, Inc.
•iPass, Inc.
•Immersion Corporation
•IDW Media Holdings
•Athersys, Inc.
•A.M. Castle & Co.
•American Rare Earths Limited
•American Bank Note Holographics, Inc.
• Voxware, Inc.
Current Non-Profit Company Boards:
•YPO-Gold SunFlo Chapter
•Saint Andrews Property Owners Association
Education:
•B.A. in Psychology, Emory College
•MBA, Harvard Business School

Select Skills
•Transformation Leadership: Mr. Traub is a proven transformational leader. He drives strategic, financial, operational and governance improvements to help companies overcome business challenges and capitalize on value enhancing opportunities.

•Visionary Leadership: Mr. Traub inspires organizations to see the big picture which enables teams to address the day-to-day issues with a purpose and work collaboratively toward shared long-term goals.

•Operational Discipline: Mr. Traub leads with a focus on key priorities and attention to the details necessary to instill operational discipline throughout the organization.

Professional Highlights
Delta Value Advisors – a strategic consulting and investment advisory firm specializing in corporate governance and turnaround management
•Managing Partner (since 2019)

Raging Capital – a registered investment firm
•Managing Partner (2015-2019)

Ethos Management LLC – a private consulting firm specializing in turnaround management
•President and CEO (2009-2015)

JDS Uniphase Corp. – a manufacturer of optical communications network and broadband communications products which acquired American Bank Note Holographics ("ABNH")
•VP (2008-2009) (Managed the transition and integration of ABNH)

American Bank Note Holographics, Inc. – Leading global supplier of optical security devices
•President and CEO (1999-2008)
•Managed the extensive turnaround, rebuilding and acquisition resulting in over 1000% increase in shareholder value.

Voxware, Inc. – a pioneer in Voice over Internet Protocol communication technologies
•Co-Founder, Executive Vice President and CFO (1995-1998)

Trans-Resources, Inc. - Diversified multi-national holding company and acquisition vehicle
•Assistant to the Chairman and Vice President (1989-1995)

Rear Admiral (Ret.) Wendi B. Carpenter Independent Director

Key Qualifications
Ms. Carpenter is a forward-thinking senior executive with global experience who has led a broad range of complex, cross-functional organizations in the commercial, military, government and nonprofit sectors. With her distinguished career holding leadership positions in the U.S. Navy, she brings to the Board extensive experience working with federal agencies and a deep understanding of their technology procurement processes. She spearheaded the systems development and deployment of cutting-edge technology innovations (unmanned air, surface and sub-surface vehicles, satellites, cloud cyber and simulation capabilities), which enhances the Board’s oversight of Comtech’s R&D capital allocation and strategic growth initiatives. Ms. Carpenter joined the Board in January 2022, as part of the cooperation agreement entered into in 2021 with Outerbridge Capital Management LLC.

Committee Membership:
•Compensation
•Nominating and Governance
•Technology, Innovation & Cyber
•Strategic Review

Director Since: 2022

Age: 69

Current Public Company Boards:
•None

Prior Notable Public Company Boards:
•Sky Water Technology, Inc. (October 2020- May 2022)

Other Notable Boards / Affiliations:
•Secretary of the Navy Education for Seapower Advisory Board
•Affordable Housing Advisory Council, Federal Home Loan Bank of Atlanta
•World Maritime Organization Advisor

Education:
•A.A. in Liberal Arts and Sciences, Darton College
•B.S. in Psychology, University of Georgia
•National Security Policy Studies, U.S. Naval War College
•M.A. in International Relations, Salve Regina University

Select Skills
•Innovation / Technology / Cybersecurity: Ms. Carpenter’s technology expertise is exemplified by her role as the "Navy's Innovator" during her tenure as Commander of the Navy Warfare Development Command, where she directly managed a $75M budget and oversaw the R&D program, building strong partnerships with NASA, the Navy Research Lab and major university labs to take transformative technology innovations from concept to manufacture.
•Operational Execution and Efficiency: Highlighted by her commanding roles in worldwide maritime and air operations, Ms. Carpenter’s assignments have included logistics management at the Navy Pentagon, facilities management, and the training of joint forces. Ms. Carpenter was Deputy at U.S. Second Fleet, ensuring training and preparedness of U.S. maritime and coalition Strike Forces for deployment in world-wide operations. Recognized for her work with Women in Aviation International, Women in Sea Services Organization and the U.S. Institute of Peace, she served as the advisor to the Navy Chief and Vice Chief of Naval Operations on roadmaps and strategies for women and minority recruitment, retention, and career opportunity.
•Risk Management: Ms. Carpenter acquired deep experience in cyber and associated risk mitigation strategies during her time overseeing and executing U.S. Navy planning and preparedness scenarios, including the development the Navy’s Strategic Plan focused on regional and global risk assessment and asset allocation.

Professional Highlights
Gold Star Strategies LLC – a consulting firm specializing in governance, strategic planning and business development
•Founder and Principal (since 2012)
SUNY Maritime College – one of only six such colleges, preparing students for careers in both the maritime industry and the military
•Special Envoy (Legislative and Regulatory policy) for Maritime Matters (2011–2013)
•President (CEO) and U.S. Maritime Service Appointment (2011–2013)
U.S. Navy Naval Aviator and officer, rising to the rank of Rear Admiral Upper Half (1977-2011)
Navy Warfare Development Command
•Rear Admiral; Commander (CEO) NWDC (2000–2011)
U.S. Second Fleet
•Rear Admiral; Commander (COO) NWDC (2008–2011)
Navy Region Southeast
•Rear Admiral; Deputy Region Commander (COO) (2004-2006)
U.S. Joint Forces Command
•Rear Admiral; Vice Commander Standing Joint Forces HQ (COO) (2004–2006)

Lieutenant General (Ret.) Bruce T. Crawford Lead Independent Director

Key Qualifications
Mr. Crawford brings nearly forty years of leadership experience in national security, digital transformation and cybersecurity. Throughout his career, he has held strategic and operational leadership roles across multiple global regions, including Europe, the Pacific and Southwest Asia, developing a deep understanding of the rapidly changing global technology and cybersecurity landscape. Having overseen key information technology functions with the U.S. Army and commercial operations, he provides valuable insights related to the evolving priorities of both government and commercial customers as well as their procurement and budgeting processes, enhancing the Board’s oversight of Comtech’s growth, marketing and corporate development priorities. Mr. Crawford served on multiple boards, acquiring additional expertise in leading corporate governance practices.

Committee Membership:
•Audit
•Nominating and Governance
•Technology, Innovation & Cyber (Chair)
•Strategic Review

Director Since: 2023

Age: 62

Current Public Company Boards:
•Ryerson Holding Corporation (since April 2025) (NYSE: RYI)

Other Notable Boards / Affiliations:
•Association of the U.S. Army and Armed Forces Communications Electronics Association (AFCEA)
•The George C. Marshall International Center
•Avalara, Inc. (January 2021 – November 2023)

Education:
•B.S. in Electrical Engineering, South Carolina State University
•M.A. in Administration, Central Michigan University
•M.S. in National Resource Strategy, National Defense University

Select Skills
•Innovation / Technology / Cybersecurity: Mr. Crawford oversaw the U.S. Army’s cyber and information security across global operations. Following his retirement from military service, he joined global solutions provider Jacobs, where he served as Chief of Innovation and Chair of the Digital Advisory Group, gaining extensive insights into the cutting-edge technologies, including artificial intelligence. Mr. Crawford also serves on the advisory boards of several leading cybersecurity firms, where his experience continues to shape strategies for addressing the emerging challenges in digital security.

•Operational Execution and Efficiency: As the U.S. Army’s Chief Information Officer (CIO) and senior Information Technology accountable official for the global U.S. Army operations, Mr. Crawford played an instrumental role in setting strategic direction and objectives for the information technology function and its modernization, executing data and cloud integration and delivery of IT capabilities across 288 locations in 143 countries world-wide.

•Strategic Planning / Oversight: As the Senior Vice President for Strategic Development, Growth and Sales at Jacobs, Mr. Crawford managed the $5B government-focused Critical Mission Solutions division, overseeing key strategic growth initiatives, client relations and partnerships and new service offerings designed to meet customer needs.

Professional Highlights
Jacobs Solutions, Inc. – an international engineering services company
•Chief of Innovation, Chair of the Digital Advisory Group and Director, Global Digital Center of Excellence (2022-2023)
•SVP, Strategic Development, Growth and Sales, Jacobs Engineering (2020-2021)

U.S. Army
•Chief Information Officer (2017-2020)
•Commander, Communications Electronics Command / Senior Commander, Aberdeen Proving Ground (2014-2017)
•Director of Cyber & Command, U.S. Army Europe / Control, Communications & Computer Systems, U.S (2013-2014)
•Chief Information Officer, U.S. Army Europe / Commanding General 5th Theater Signal Command (2011-2013)
•Special Assistant to the Army Chief of Staff (2010-2011)

Michael J. Hildebrandt Independent Director

Key Qualifications
Mr. Hildebrandt has nearly three decades of experience investing in public and private entities. Throughout his career he has actively worked with companies to evaluate operational and strategic initiatives across industries with a particular focus on value investing and special situations. Mr. Hildebrandt was appointed to the Board as part of the cooperation agreement with Fred Kornberg, Michael Porcelain and Oleg Timoshenko.

Committee Membership:
•Audit
•Nominating and Governance (Chair)
•Strategic Review (Chair)

Director Since: 2024

Age: 53

Current Public Company Boards:
•None

Education:
•B.S. in Business Administration, Wake Forest University
•MBA in Finance and Accounting, The Wharton School, University of Pennsylvania

Select Skills
•Financial and Accounting: Mr. Hildebrandt contributes to the Board his deep financial expertise, honed through his extensive experience in conducting financial analysis, valuation and due diligence to assess investment opportunities. His background in developing investment strategies, managing risk, and assessing market trends during his tenure with private and public investment firms further enhances the Board’s oversight of the Company’s value creation opportunities.

•Capital Markets/M&A: Acquired through his experience advising CEOs, CFOs, and boards of portfolio companies on capital structure and capital allocation strategies, Mr. Hildebrandt brings to the Board valuable perspectives on identifying and executing value creation initiatives. Earlier in his career, he specialized within mergers and acquisitions having served as a Private Equity Associate at Aurora Capital, a middle-market private equity fund, and as an Investment Banking Analyst at Salomon Brothers.

•Wireless / Telecomm Industry: Gained in-depth knowledge of Comtech’s core end-markets through his roles at Freshford Capital, where he manages investment opportunities across numerous industry verticals, including government services, space and satellite, telecom, and media.

Professional Highlights
Freshford Capital Management, LLC – a public equity investment fund
•Senior Investment Professional (since 2011)

Silver Capital Management, LLC – a multi-strategy public equity fund
•Senior Investment Professional (2005-2011)

Gabelli Asset Management Company (GAMCO) – an investment management firm that specializes in managing assets for individual and institutional clients
•Associate, Public Market Research and Private Equity Platform (2002-2005)

Aurora Capital – a private equity investment fund
•Private Equity Associate (1998-2000)

Salomon Brothers – an American multinational investment bank
•Investment Banking Analyst: Industrials & M&A (1996-1998)

Merrill Lynch – an independent American investment bank (prior to its acquisition by Bank of America)
•Foreign Exchange Derivatives Analyst (1995-1996)

Mark R. Quinlan Independent Director

Key Qualifications
Mr. Quinlan is an investment management and banking expert with over three decades of experience, including more than 20 years in the technology sector. He brings to the Board a track record of building sustainable value in technology companies, along with his strong stakeholder engagement skills and experience advising numerous corporate boards on a wide range of complex strategic and corporate finance matters. Mr. Quinlan was appointed to the Board in 2022 in connection with the strategic investment in the Company by White Hat and Magnetar (see below under “Strategic Investment”).

Committee Membership: •Compensation Committee (Chair) Director Since 2022 Age: 53 Current Public Company Boards: •None Education: •A.B. in Economics, Princeton University
Select Skills
•Capital Markets / M&A: Mr. Quinlan brings extensive M&A and corporate finance experience. He has counseled Boards through a range of mergers, acquisitions and divestitures involving corporations across North America, Europe and Asia.

•Financial and Accounting: Throughout his senior leadership roles with investment banking institutions, Mr. Quinlan oversaw and executed a wide range of financial transactions, including equity and debt financing, that supported corporate growth projects. Mr. Quinlan’s financial expertise contributes to the Board’s effective oversight of Comtech’s capital allocation and financing strategies in support of key growth initiatives.

•Innovation / Technology / Cybersecurity: As a former Co-Head of the Global Technology Investment Banking Group at Stifel, Mr. Quinlan developed deep industry expertise as well as insights into key trends and emerging risks, technological advancements and strategic growth opportunities within the global technology sector.

Professional Highlights
White Hat Capital Partners LP – an investment firm focused on mission-critical technology companies
•Co-Founder and Managing Partner (since 2016)

Stifel – an investment banking firm
•Managing Director & Co-Head of Technology Investment Banking Group (2010–2016)

Thomas Weisel Partners – an investment banking, brokerage and equity research firm
•Partner, Investment Banking (2000–2010, until merger with Stifel)

Lloyd Sprung Independent Director

Key Qualifications
Mr. Sprung is an established leader in finance and capital markets, with over 30 years of financial advisory, capital markets and restructuring experience. Mr. Sprung’s expertise in providing strategic advice and capital solutions to companies, including having raised over $10 billion in private and public debt and structured equity capital, contributes relevant knowledge and perspective to the Board’s strategic oversight and capital allocation responsibilities. Mr. Sprung has been directly involved in managing complex financing and restructuring transactions, which contributes to our Board discussions on risk oversight and strategic growth. Mr. Sprung has significant board experience, currently a member of numerous Boards of private companies which are, or have undergone, complex financing and recapitalization transactions. Mr. Sprung’s appointment satisfies the Company’s obligation to appoint an independent director mutually agreed by the Company and TCW Asset Management Company LLC as required by its Credit Agreement, dated June 17, 2024, and subsequently amended.

Committee Membership:
•Audit
•Strategic Review

Director Since: 2025

Age: 55

Current Public Company Boards:
•None

Other Notable Boards / Affiliations:
•American Bankruptcy Institute
•Turnaround Management Association

Education:
•B.A. in Economics, summa cum laude, University of Pennsylvania
•MBA, Harvard Business School, Baker Scholar

Select Skills
•Financial, Capital Markets, and Audit: Mr. Sprung has held a variety of capital markets and restructuring advisory positions with leading financial services firms, where he has successfully overseen complex financing and restructuring transactions for a variety of stakeholders, with a particular expertise in leveraged finance markets. Mr. Sprung brings this experience to his contributions to the Audit Committee’s oversight of Comtech’s capital allocation and strategy.

•Strategic Planning / Oversight: Over the span of his career, Mr. Sprung has advised companies across a wide range of industries, including in technology and satellite and space sectors. As a Managing Member of LAS Advisors, and former Head of Private Debt Advisory and Restructuring at UBS, Mr. Sprung brings unique experience managing organizations and providing strategic counsel to executive leaders.

•Risk Management: In his current role, prior capital markets roles and as an advisor to companies, Mr. Sprung brings deep experience managing financial and operational risk and counseling executive leaders through complex and turbulent financing and restructuring transactions.

Professional Highlights
LAS Advisors – an independent financial and strategic advisory firm
•Managing Member (since 2024)

UBS Investment Bank – a global financial services firm
•Managing Director, Head of Private Debt Advisory (2022-2023)
•Managing Director, Head of Restructuring (2017-2022)

Evercore – a global financial services firm
•Senior Managing Director, Restructuring and Debt Advisory Group (2011-2017)

Miller Buckfire & Co. – an independent investment bank
•Managing Director (2001-2011)

Merrill Lynch & Co. – a global financial services firm
•Vice President (1998-2000)

Lawrence J. Waldman Independent Director

Key Qualifications
Mr. Waldman is an established leader in finance and accounting, bringing over 40 years of public accounting experience to the Board. Mr. Waldman’s expertise overseeing and advising multibillion-dollar organizations, including the Long Island Power Authority, one of the largest government utilities in the United States, for which he served as Chair of the Board of Trustees and Audit Committee Chair, and the State University of New York, one of the largest state university systems, for which he served as Audit Committee Chair of the Board of Trustees. Mr. Waldman contributes a broad base of knowledge critical to the Board’s duty to provide thoughtful, independent counsel to the Company. He has been instrumental in facilitating strong corporate governance in Board discussions on risk oversight, management accountability and strategic growth plans. In addition, Mr. Waldman brings to the Board key institutional knowledge about the Company.

Mr. Waldman is a certified public accountant and qualifies as an audit committee financial expert, as defined by SEC rules.

Committee Membership:
•Audit (Chair)
•Compensation

Director Since: 2015

Age: 79

Current Public Company Boards:
•CVD Equipment Corporation (NASDAQ: CVV) (since 2016)
•Apyx Medical Corp (NASDAQ: APYX) (since 2011)

Other Notable Boards / Affiliations:
•American Institute of Certified Public Accountants
•New York State Society of CPAs
•Long Island Association (Chair)
•Long Island Angel Network
•Advanced Energy Research Center at Stony Brook University

Education:
•B.S. in Political Science, Hofstra University
•MBA in Accounting, Hofstra University

Select Skills
•Financial, Accounting, and Audit: Mr. Waldman has held a variety of executive level positions with leading, global public accounting firms, where he has successfully overseen complex accounting procedures, including those associated with M&A transactions, with this experience contributing to the Audit Committee’s oversight of Comtech’s capital allocation analysis and strategy. His prior experience also includes an adjunct professorship at Hofstra University, teaching graduate courses in advanced accounting theory and advanced auditing.

•Strategic Planning / Oversight: Over the span of his career, Mr. Waldman has advised both technology and defense companies through variable accounting considerations in a broad range of industries and macroeconomic environments. As the current Audit Committee Chair to a NASDAQ-listed technology company focused on providing custom equipment to commercial, defense and research customers, Mr. Waldman provides a unique, industry relevant perspective on Comtech’s strategic considerations and innovation.

•Wireless / Telecomm Industry: In his prior role as an audit partner at one of the leading public accounting firms, Mr. Waldman developed a deep understanding of the industry through his advisory work with several public and private companies that specialize in wireless cellular technology, defense and the manufacturing of components and systems used for wireless communications.

Professional Highlights
First Long Island Investors, LLC – an investment and wealth management firm
•Senior Advisor (since 2016)
State University of New York – state university system
•Audit Committee Chair, Board of Trustees (2015-2018)
EisnerAmper LLP – a financial advisory firm
•Partner-in-Charge, Commercial Audit Practice Development for Long Island (2011-2016)
First Island Power Authority – utility authority
•Chair of Board of Trustees; Audit Committee Chair (2008-2014)
Holtz Rubenstein Reminick, LLP – an auditing, accounting and business advisory firm
•Partner-in-Charge, Commercial Audit Practice Development (2006-2011)
KPMG LLP U.S. – a leading global audit and assurance, tax and advisor services firm
•Managing Partner (1994-2006)
•Various roles of increasing scope of leadership (1972-1994)

Executive Officers

Comtech’s executive officers are appointed annually. Biographical information for our Chairman, President and Chief Executive Officer, Ken Traub is presented above under “Board of Directors and Director Qualifications.” The following sets forth biographical information concerning Comtech’s other current executive officers:
Michael A. Bondi, Chief Financial Officer, Age 52

Mr. Bondi has been Chief Financial Officer of Comtech since October 2018 and oversees Comtech's accounting and finance, taxation, treasury and risk management, investor relations, information systems, SEC reporting and internal control functions. Prior to that, he served as Vice President, Controller of Comtech since January 2004. Prior to joining Comtech, Mr. Bondi served as Assistant Controller at EDO Corporation, which designed and manufactured products for defense, intelligence and commercial markets and provided engineering and professional services. Prior to Comtech and EDO, Mr. Bondi worked at the accounting firm, KPMG LLP, from September 1993 to September 2002. As a Senior Manager at KPMG, Mr. Bondi served a variety of public and private companies primarily in the technology and defense markets. Mr. Bondi is a certified public accountant in New York State and holds a Bachelor of Business Administration in Accounting from Hofstra University.
Daniel Gizinski, President, Space and Satellite Segment, Age 37

Daniel Gizinski was named President, Satellite and Space Communications Segment in November 2024. Previously Mr. Gizinski served as Chief Strategy Officer and President, Comtech Satellite Network Technologies, Inc. since August 2024. Previously, Mr. Gizinski served in various senior management positions at Comtech, including Chief Strategy Officer from November 2022 to August 2024, President of Comtech Satellite Network Technologies Inc. from January 2022 to November 2022, President, Government Group from August 2021 to January 2022, Vice President of Product & Strategy for Comtech Systems from March 2021 to August 2021, and Director of Protected SATCOM from August 2019 to March 2021. Prior to joining Comtech in 2019, Mr. Gizinski held program management and leadership roles at General Electric, Sierra Nevada Corporation, and L3Harris Technologies. Mr. Gizinski holds a Bachelor’s degree in Electrical Engineering from the University of Virginia and a Master’s degree from Duke University.

Jeffery P. Robertson, President, Allerium Segment, Age 55

Jeffery P. Robertson was appointed President of Comtech’s Allerium Segment (formerly known as the Terrestrial and Wireless Networks Segment) in March 2024. Prior to joining Comtech, Mr. Robertson served as President and CEO of Intrado Life Safety, a provider of first responder technology solutions across North America, from February 2020 to October 2023. During his tenure, he strengthened the organization’s operations, led major digital transformation initiatives, migrated legacy platforms to next-generation cloud-based architectures, improved employee retention, and enhanced the company’s go-to-market strategy. Under his leadership, Intrado Life Safety was sold in a private transaction in 2023 for $2.4 billion. Mr. Robertson has held numerous senior public-safety technology leadership roles including Senior Vice President of Public Safety at RapidSOS from March 2018 to February 2020; Chief Executive Officer of Airbus DS Communications North America; Vice President and General Manager of Intergraph’s Public Safety software division; and Chief Executive Officer of both TCI – TelControl and CML Emergency Services. He also served as the founding Executive Director of the 9-1-1 Industry Alliance. Mr. Robertson has over 18 years of experience as a reserve deputy and police officer. He completed the Executive Management Program at The Wharton School of the University of Pennsylvania and holds an undergraduate degree in Telecommunications Management from Toronto Metropolitan University.

Donald E. Walther, Chief Legal Officer and Corporate Secretary, Age 57

Mr. Walther was appointed as Comtech’s Chief Legal Officer in April 2023 and Corporate Secretary in January 2024. Mr. Walther is responsible for driving enterprise-wide legal strategy and operations, compliance, contract administration and global trade functions. Prior to his current role, Mr. Walther supported the rapid scaling of founder-owned and PE-owned businesses in ground autonomy and RF components as Chief Legal Officer of Robotic Research (January 2022-April 2023), a global technology company, and earlier as General Counsel at Spectrum Control (June 2020-January 2022), an aerospace and defense company. He also served as General Counsel and Corporate Secretary for TopBuild Corp. (NYSE: BLD) (May 2019-April 2020), a leading installer and specialty distributor of insulation and related building material products, General Counsel for Esterline Technologies Corp. (NYSE: ESL) (May 2018-May 2019) , an aerospace and defense company, General Counsel and Corporate Secretary for The Heico Companies, LLC (April 2011-May 2018), an aerospace and electronics company, and was a founding partner in the Chicago office of Perkins Coie, an AmLaw50 law firm, before joining his largest client - The Boeing Company - as in-house counsel and Assistant Corporate Secretary. Mr. Walther is a member of the National Association of Corporate Directors and Society for Corporate Governance. He earned a Bachelor of Arts from Duke University and a JD and MBA from the University of Chicago.
Strategic Investment

On October 18, 2021, the Company entered into a Subscription Agreement with affiliates of White Hat Capital Partners LP (“White Hat”), an investment firm focused on sustainable value creation in technology companies serving mission-critical applications, and Magnetar Capital LLC (“Magnetar”), a leading alternative investment manager with approximately $13.8 billion of assets under management at that time (collectively, the “Strategic Investors”), pursuant to which the Company sold 100,000 shares of Series A Convertible Preferred Stock (“Series A Convertible Preferred Stock”) to the Strategic Investors for an aggregate purchase price of $100.0 million. On January 22, 2024, the Company sold an additional 45,000 shares of preferred stock to the Strategic Investors for an aggregate purchase price of $45.0 million. As further disclosed in the Company’s SEC filings, during fiscal year 2025, the Strategic Investors agreed to changes to the rights and preferences of the preferred stock of the Company held by the Strategic Investors effected through certain exchanges. As a result of and in connection with these transactions and amendments to the rights and preferences of the preferred stock of the Company held by the Strategic Investors, as of July 31, 2025 and November 7, 2025 (the date closest to the original filing date of the Form 10-K), the Strategic Investors held 178,180.34 shares of Series B-3 Convertible Preferred Stock (the “Preferred Stock”), respectively. In addition, on October 17, 2024, the Company entered into a subordinated credit facility with the Strategic Investors, which was subsequently amended on March 3, 2025 and July 21, 2025 (as amended, the “Subordinated Credit Facility”). The Company received total proceeds of $100.0 million under the Subordinated Credit Facility.

Pursuant to the Certificate of Designations governing the Preferred Stock, as long as the Strategic Investors own beneficially and of record an amount of Preferred Stock with an aggregate liquidation preference equal to at least $25.0 million, including any shares of Preferred Stock previously held that were subsequently converted into shares of Common Stock, the Strategic Investors representing at least a majority of the outstanding shares of Preferred Stock (the “Majority Holders”) will have the right to nominate one person for election to serve on the Board (the “Investor Nominee”). In addition, so long as such condition is met, any subsequent vacancy in the office of the Investor Nominee (other than vacancies before the initial election and designation of the Investor Nominee) shall only be filled by the written consent of the Majority Holders and the Company shall cause such Investor Nominee to fill such resulting vacancy. In addition, for so long as the right to nominate Investor Nominee to serve on the Board continues to be satisfied based on condition outlined above, the Majority Holders have the right to designate one observer (the “Preferred Stock Observer”) to attend all meetings and special meetings of the Board and any committee or sub-committee of the Board, except that the Preferred Stock Observer shall not be entitled to vote on matters presented to or discussed by the Board (or any relevant committee thereof) at any such meetings.

Comtech, White Hat and Magnetar jointly agreed to appoint Mark R. Quinlan as the Investor Nominee to the Company’s Board. Mr. Quinlan assumed his role as a director on January 3, 2022.

For more information, please see Preferred Stock and The Subordinated Credit Agreement included in Part III - Item 13. Certain Relationships and Related Transactions, and Director Independence in this Annual Report on Form 10-K/A.
Delinquent Section 16(a) Reports

During fiscal 2025, we believe our directors, executive officers and holders of more than 10% of our Common Stock and Preferred Stock complied with all applicable Section 16(a) filing requirements, except for the following four Form 4 reports that were filed late due to an administrative matter with each such filing: one Form 4 on July 31, 2024, covering one transaction for Nancy Stallone; two Form 4 reports on November 1, 2024, covering one transaction for Daniel Gizinski and one transaction for Doug Houston (such individuals served as executive officers during fiscal year 2025); and one Form 4 report on September 30, 2024, covering one transaction for Yacov Shamash (who formerly served as a Director during fiscal year 2025).
Code of Ethics

Our policies related to professional conduct are embodied in our Standards of Business Conduct and related Whistleblower Policy as follows:

Standards of Business Conduct - We have adopted a written Standards of Business Conduct that applies to our Board of Directors, Executive Management Team and to all our other employees. These standards are a guide that set our "tone at the top" and help ensure compliance with our high ethical standards. A copy of the Standards of Business Conduct is maintained on our website at www.comtech.com, by selecting the “Governance” button, then the “Governance Documents” link under the link “Investors.”

•We are committed to lawful and ethical behavior. Our reputation is one of our most important assets and so we continue to conduct our business on the basis of integrity and trust by upholding ethical standards in all of our activities. These standards apply to all of the Company’s activities in every market that we serve. We expect all our employees and directors to perform their work with honesty, truthfulness, and integrity, and we strive to do business with customers and suppliers of sound business character and reputation.

•Our Standards of Business Conduct reinforce the Company’s ethical climate and provide basic guidelines. Our Board of Directors monitors the Company’s adherence to our Standards of Business Conduct and oversees the Company's performance in ethical business practices.

•Comtech’s Standards of Business Conduct prohibits unethical activity and defines how we conduct business by providing guidance for situations in which ethical issues may arise. For example, reporting of unethical activity is encouraged through our anonymous third-party Comtech Trust Line and OpenLine reporting systems.
•All employees receive training when they start and are annually required to complete the Standards of Business Conduct certification training.

•We intend to post on our website, as required, any amendment to, or waiver from, any provision in our Standards of Business Conduct that applies to our Executive Management Team, or persons performing similar functions, and that relates to any element of the standards enumerated in the rules of the SEC.

Whistleblower Policy - Honesty and integrity are integral to our ability to successfully manage and operate our business. We look to our employees to participate in upholding those ideals, by informing management or the appropriate authorities of situations which they believe in good faith violate our Standards of Business Conduct. In order to encourage employees to actively participate in maintaining these ideals, Comtech provides a safe method for the good faith reporting of concerning or questionable activity. The policy provides several alternatives for employees to make reports, including contacting his or her immediate supervisor, local human resources team member, local subsidiary president or the Company’s Corporate Chief Legal Officer, or by anonymously reporting either by telephone or through a web-based hotline managed by an outside service. Reports are shared with the Audit Committee as part of the Audit Committee’s oversight of compliance matters. Comtech is committed to fairly investigating any allegations made under the whistleblower policy and taking whatever corrective action is determined to be necessary as a result of such an investigation.
Audit Committee

Our Board of Directors has a standing Audit Committee, currently consisting of Bruce T. Crawford, Michael J. Hildebrandt, Lloyd A. Sprung and Lawrence J. Waldman. Our Audit Committee’s functions include assisting the Board in fulfilling its oversight responsibilities relating to: (i) the Company’s accounting and financial reporting processes and the audit of the Company’s financial statements; (ii) the Company’s compliance with legal and regulatory requirements (including, related risk management); (iii) the qualifications and independence of the Company’s external auditor; and (iv) the performance of the Company’s internal auditing function and independent auditor. The Audit Committee engages, evaluates and discharges our independent registered public accounting firm and approves services to be performed by such firm and related fees; directs, as necessary, investigations into accounting, finance and internal control matters; reviews the plan and results of audits with our independent registered public accounting firm; oversees our internal audit function; reviewing with management our internal accounting controls; and evaluates related party transactions.

Our Board of Directors has determined that all members of our Audit Committee are qualified to be members of the Committee in accordance with Nasdaq requirements and meet the independence criteria set forth in the rules of the SEC. Our Board of Directors has determined that Mr. Waldman qualifies as an “audit committee financial expert,” as defined by SEC rules, based on his education, background and experience.

Our Audit Committee’s Charter is available on our website at www.comtech.com, under the link for “Board of Directors” in the “Investors” section. During fiscal 2025, our Audit Committee held 12 meetings.
Insider Trading Policy

We have adopted an insider trading policy which governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and other covered persons and is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company.
ITEM 11. EXECUTIVE COMPENSATION

Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended, as indicated herein, we have elected to comply with the disclosure requirements applicable to “smaller reporting companies” with respect to certain portions of the executive compensation disclosure in this Annual Report.

Executive Compensation

The table below provides information concerning the compensation of our currently serving Chairman, President and Chief Executive Officer, our former Chief Executive Officer and the next two most highly compensated executive officers (the “NEOs”) for the fiscal years ended July 31, 2025 and July 31, 2024.

Summary Compensation Table - Fiscal 2025
Name and Principal Position (1)	Fiscal Year	Salary ($)	Bonus ($) (2)	Stock Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)

Kenneth Traub	2025	663,836	650,000	1,200,002	1,000,000	17,000	3,530,838
Chairman, President and Chief Executive Officer	2024	—	—	—	—	—	—

Michael A. Bondi	2025	515,000	334,750	723,754	458,672	20,000	2,052,176
Chief Financial Officer	2024	515,000	—	901,864	—	22,883	1,439,747

Jeffery P. Robertson	2025	544,904	268,125	450,005	724,219	15,052	2,002,305
President, Allerium Segment	2024	190,385	—	400,000	—	5,385	595,770

John Ratigan	2025	377,640	—	2,298,047	—	806,701	3,482,388
Former Chief Executive Officer	2024	373,558	—	252,500	—	52,108	678,166

(1)    In fiscal 2025, the Company continued to experience senior leadership transitions. In October 2024, John Ratigan was appointed President and Chief Executive Officer, following his service as Interim Chief Executive Officer that commenced in March 2024. In November 2024, Ken Traub was named Executive Chairman of the Board. In January 2025, John Ratigan ceased to serve as President and Chief Executive Officer and Ken Traub was appointed as Chairman, President and Chief Executive Officer.
(2)    Bonus amounts include retention and sign-on bonuses, as applicable. See sections below, entitled “Narrative Disclosure to Summary Compensation Table - Employment Agreements” and “- Fiscal 2025 Cash Incentive Awards” for further details.
(3)    The amounts reported for fiscal 2025 represent the aggregate grant date fair value of performance awards (settled in cash and stock, as well as volume weighted average price performance awards (“VWAP PSUs”) granted to Mr. Ratigan) and time-based restricted stock units, all calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 ("FASB ASC Topic 718"). Assumptions used in the calculation of these amounts are discussed in Note 12 to our audited consolidated financial statements for the fiscal year ended July 31, 2025, included in our Annual Report on Form 10-K, as filed with the SEC on November 10, 2025. The grant date fair values of the fiscal 2025 awards granted to the NEOs are set forth in the table below (in the case of performance awards, such values were based on target performance, which was the probable level of achievement at the time of grant). For Mr. Ratigan, the fiscal 2025 amount includes pro-rated long-term incentive awards that were deferred from fiscal 2024.

Name	Time-Based RSUs	LTPS (Stock) (a)	LTPS (Cash) (b)	VWAP PSUs (c)	Total (d)
Kenneth Traub	$400,001	$600,001	$200,000	$—	$1,200,002
Michael A. Bondi	256,209	256,209	211,335	—	723,754
Jeffery P. Robertson	120,805	120,800	208,400	—	450,005
John Ratigan (e)	685,820	885,558	343,169	383,500	2,298,047
a.If the performance goals for the three-year performance period were to be achieved at the maximum levels, the grant date fair value of the performance awards settled in stock (“LTPS (Stock)”) would be as follows: Mr. Traub, $1,200,002; Mr. Bondi, $512,419; Mr. Robertson, $241,601; and Mr. Ratigan, $1,771,116.
b.If the performance goals for the three-year performance period were to be achieved at the maximum levels, the grant date fair value of the performance awards settled in cash (“LTPS (Cash)”) would be as follows: Mr. Traub, $400,000; Mr. Bondi, $422,670; Mr. Robertson, $416,800; and Mr. Ratigan, $686,338.
c.This column includes a one-time award to Mr. Ratigan of 100,000 VWAP PSUs, with a grant date fair value of $383,500. Vesting is subject to achievement of certain volume weighted average price targets. Under FASB ASC Topic 718, the vesting condition related to Mr. Ratigan’s VWAP PSUs is considered a market condition.
d.See section below, entitled “Narrative Disclosure to Summary Compensation Table - Fiscal 2025 Equity Incentive Awards” for further details regarding the terms of performance awards and time-vested restricted stock units granted in fiscal 2025. Please see the section below entitled “Director Compensation” details regarding Mr. Traub’s fiscal 2025 equity awards granted before he was appointed as Executive Chair of the Company on November 26, 2024.
e.In connection with Mr. Ratigan’s termination in January 2025, Mr. Ratigan forfeited all stock awards reported in this table.
(4) Non-equity incentive plan compensation for fiscal 2025 was settled in cash, payable in two equal installments on the first payroll date following the filing of the Company’s fiscal 2025 Form 10-K, and the first payroll date in February 2026, subject in each case to continued employment through the applicable payment date. See sections below, entitled “Narrative Disclosure to Summary Compensation Table - Employment Agreements” and “- Fiscal 2025 Cash Incentive Awards” for further details.

(5) See "Details of All Other Compensation" table below for amounts reported on each individual NEO's IRS Form W-2 relating to the calendar year that ended during fiscal 2025.

Details of All Other Compensation
Name	401(k) Matching Contribution ($)	Automobile Allowance ($)	HSA Match ($)	Stipend ($)	Severance Payment and Benefits (2)	Total “All Other” Compensation ($)
Kenneth Traub	14,000	—	3,000	—	—	17,000
Michael A. Bondi	14,000	6,000	—	—	—	20,000
Jeffery P. Robertson	15,052	—	—	—	—	15,052
John Ratigan (1)	4,269	—	—	38,710	763,722	806,701
(1) Stipend represents the $10,000 payable to Mr. Ratigan for each month, or portion thereof, during which he served as Interim CEO.
(2) Represents amounts paid under Mr. Ratigan’s separation agreement, as described in the section below entitled “Narrative Disclosure to Summary Compensation Table - Employment Agreements - Mr. Ratigan.”

Narrative Disclosure to Summary Compensation Table
Employment Agreements

Mr. Traub - The Company and Mr. Traub are party to an employment agreement, effective as of November 27, 2024, as amended effective as of January 13, 2025 (the “Traub Employment Agreement”). Pursuant to the Traub Employment Agreement, Mr. Traub receives an annualized base salary of $1,000,000, subject to annual review, and is eligible to receive an annual bonus with a target bonus of 100% of annual base salary and a maximum bonus of up to 200% of his annual base salary based on individual and Company performance goals; provided that his bonus for fiscal year 2025 will not be less than 50% of Mr. Traub’s prorated annual base salary for such period. Mr. Traub is also eligible to receive an annual grant of restricted stock units and long-term performance shares. In the first year of his employment such grant is valued at $400,000, which will vest in equal annual installments on each of the first three anniversaries of the grant date, subject to Mr. Traub’s continued employment on each vesting date, and an annual grant of a target number of long-term performance shares equal to $800,000, $200,000 of which shall be settled in cash and $600,000 of which shall be settled in common stock, which shall vest on the third anniversary of the grant date, subject to achievement of performance objectives determined by the Board relating to EBITDA, revenue and relative total shareholder return over a three year performance period, and Mr. Traub’s continued employment through the third anniversary of the grant date. Mr. Traub is entitled to participate in health, insurance, retirement, and other benefits provided generally to similarly situated employees of the Company. In connection with Mr. Traub’s appointment as President and CEO of the Company, in addition to his role as Executive Chairman, Mr. Traub received a sign-on bonus equal to $650,000 (the “Sign-On Bonus”), payable as follows: $225,000 on the first regularly scheduled payroll date following February 28, 2025 and $425,000 on the first regularly scheduled payroll date following May 31, 2025; provided that if the Company terminates Mr. Traub’s employment for “Cause” (as defined in the employment agreement) or if Mr. Traub voluntarily terminates employment without “Good Reason” (as defined in the employment agreement) prior to January 13, 2026, then Mr. Traub shall be obligated to immediately return to the Company the full amount of the Sign-On Bonus paid through the date of termination.

On a termination of Mr. Traub’s employment by the Company (including due to the Company’s non-renewal of the employment agreement) without “cause” (other than due to Mr. Traub’s death or disability) or by Mr. Traub for “good reason” (as such terms are defined in the employment agreement), Mr. Traub will be entitled to the following termination benefits:

•a one-time payment of 100% of the amount of Mr. Traub’s annual base salary,
•a pro-rata annual bonus subject to actual performance for such year,
•payment or reimbursement of premiums for continued health plan coverage until the earlier of (i) 12 months and (ii) the date Mr. Traub is no longer eligible to receive such coverage.

If any of the terminations described above occurs within 90 days prior to or 12 months after a “change in control” (as defined in the employment agreement), Mr. Traub will be entitled to the following termination benefits:

•a one-time payment of 1.5 times the sum of Mr. Traub’s annual base salary and target bonus,
•a pro-rata annual bonus subject to actual performance for such year,
•payment or reimbursement of premiums for continued health plan coverage for until the earlier of (x) 12 months and (y) the date Mr. Traub is no longer eligible to receive such coverage, and
•full vesting (at target performance) of Mr. Traub’s equity incentive awards which are subject to performance-based vesting conditions (provided, however, that if such termination occurs prior to a change in control, such award will remain outstanding for 90 days thereafter, and if no change in control has occurred during such period, shall be treated in accordance with the terms of the applicable award agreement, including treating any unvested award as forfeited as of the date of termination).

The termination benefits described above are conditioned upon Mr. Traub’s execution, delivery and non-revocation of a release of claims.

Mr. Robertson - The Company and Mr. Robertson are party to an employment agreement, effective as of February 26, 2024, as amended effective as of January 10, 2025 (the “Robertson Employment Agreement”). Pursuant to the Robertson Employment Agreement, Mr. Robertson receives an annualized base salary, which is subject to annual review, and was set at $550,000 effective September 1, 2024, and he is eligible to receive an annual bonus with a target bonus of 75% of annual base salary and a maximum bonus of up to 200% of his annual base salary based on individual and Company performance goals. Mr. Robertson is also eligible to receive equity awards pursuant to the Company’s annual equity incentive program. Mr. Robertson is entitled to participate in health, insurance, retirement, and other benefits provided generally to similarly situated employees of the Company.

Upon a divestiture of the Allerium segment while Mr. Robertson remains an employee of the Company, Mr. Robertson’s (i) awarded but unvested RSUs shall vest in full and (ii) long-term performance shares shall be accelerated on a pro-rata basis based on the number of days in the applicable performance period through the date of the closing of such transaction and on the performance measurement. In addition, if the Company closes a divestiture of the Allerium segment or consummates a change of control transaction which includes the Allerium segment and Mr. Robertson remains an employee of the Company, Mr. Robertson, in exchange for a release of claims, is entitled to receive a transaction payment based on the “net purchase price” of such transaction. The transaction bonus is structured as follows: (1) a single payment of $600,000, payable in cash or RSUs, at our discretion, if we experience a change in control other than a change in control due to the divestiture of our Allerium segment within eighteen (18) months from the date of the first management presentation to present such segment for sale; and (2) a lump sum cash payment based on the “net purchase price” (as defined below) of a change in control that results from the sale of our Allerium segment (an “Allerium Sale”) that is completed within eighteen (18) months from the date of the first management presentation to present such segment for sale. If the net purchase price for an Allerium Sale is at least a $500,000,000, Mr. Robertson is eligible to receive a transaction bonus starting at a rate of 0.4% of the net purchase price, increasing on a sliding scale up to a maximum of 0.6% for a valuation of $900,000,000 or more and capped at a total potential transaction bonus of $5,100,000, where each increase in the applicable percentage shall apply only incrementally. If the net purchase price for an Allerium Sale is less than $500,000,000, Mr. Robertson is eligible to receive a minimum transaction bonus of $1,500,000.

In the event of Mr. Robertson’s termination of employment by us without cause or by Mr. Robertson for good reason (each as defined in the applicable employment agreement), Mr. Robertson shall be entitled to receive, in addition to any accrued obligations, the following severance payments and benefits, subject to his timely execution and non-revocation of a release of claims:

i.Any unpaid annual bonus in respect of any completed fiscal year that ended prior to the date of such termination, payable at the same time that annual bonuses are paid to other senior executives of the Company;
ii.Subject to satisfaction of the applicable performance objectives for the fiscal year in which the termination occurs, an amount equal to the annual bonus otherwise payable to him for the fiscal year in which such termination occurred, pro-rated based on the number of days during the fiscal year during which he was employed, and payable at the same time that annual bonuses are paid to other senior executives of the Company;

iii.An amount equal to one times (1.0x) annual base salary as of the applicable termination date, with such amount paid in equal quarterly installments on the last day of each fiscal quarter following the termination date; and
iv.Provided that he timely and properly elects continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), up to 12 months of reimbursement for the monthly COBRA premiums paid by the NEO.

In addition to the above, the Company will pay Mr. Robertson $30,000 towards outplacement services within the first sixty (60) days of Mr. Robertson’s termination of employment.

If any of the terminations described above occurs within 90 days prior to or 12 months after a “change in control” (as defined in the employment agreement), in lieu of the amount described in clause (iii) above, Mr. Robertson will be entitled to receive an amount equal to one and a half times (1.5x) the sum of (x) his annual base salary as of the date of such termination, plus (ii) an amount equal to his target bonus for the year in which such termination date occurs, with such amount to be paid quarterly in equal installments. In addition, in the event of such a change in control termination, all equity incentive awards which are subject to performance-based vesting conditions will vest based on target performance, effective as of the date of such termination and will be settled within sixty (60) days following the later of the termination date or the date of the change in control (or such other date required by Section 409A of the Code).

In the event that Mr. Robertson breaches the non-competition and non-solicitation covenants (each of which are applicable until the one-year anniversary of his termination date) or the non-disparagement covenants set forth in their employment agreement, the severance payments described above will immediately terminate.

In addition, as discussed further in “Fiscal 2025 Cash Incentive Awards - NEO Retention Bonuses” Mr. Robertson and the Company are party to a retention bonus agreement dated January 10, 2025 (the “Robertson Retention Agreement’), pursuant to which Mr. Robertson, in exchange for continued compliance with the restrictive covenants set forth in the Robertson Retention Agreement (as described below), was entitled to receive a retention bonus of $268,125, with 33.33% due on the first regularly scheduled payroll date following February 28, 2025 and 66.67% due on the first regularly scheduled payroll date following May 31, 2025 (in both cases, subject to applicable tax withholdings and other authorized deductions). Such payments were subject to Mr. Robertson’s continued employment on each payment date and required that no payment date occurred during a resignation period. If Mr. Robertson had been terminated without “cause” (as defined in the Robertson Retention Agreement) prior to a scheduled payment(s), in exchange for a release of claims, Mr. Robertson would have been entitled to a pro-rata portion of the retention bonus that had not yet vested. In addition, if Mr. Robertson engages in “detrimental activity” (as defined in the Robertson Retention Agreement) prior to, or during the one year period following the final payment date of the retention bonus, we may direct (at any time, within one year thereafter) that all payments received pursuant to the Robertson Retention Agreement shall be immediately forfeited to us, and Mr. Robertson shall immediately repay the total of any net payments received. The Robertson Retention Agreement also contains customary restrictive covenants, including a perpetual confidentiality provision and a non-solicitation and non-hire covenant beginning on the first payment date of the retention bonus and ending on the date that is 12 months after the last payment date of the retention bonus.

Mr. Bondi - Mr. Bondi and the Company are party to a Tier 1 change-in-control agreement, which he first entered into with the Company in fiscal 2021 and which remains unchanged since that time. Mr. Bondi’s existing change-in-control agreement contains a “double-trigger” clause. In other words, before Mr. Bondi can receive any change-in-control payments, two events must occur: (i) a "change-in-control" (as defined in the 2020 Plan) and (ii) Mr. Bondi is terminated by the Company without “cause” or circumstances arise constituting “good reason” (as those terms are defined in the agreement), in each case, within two years of a change-in-control (or, in certain cases, during the ninety (90) day period prior to such change-in-control). “Good reason” for a termination of employment during this change-in-control period is defined to mean the occurrence, without Mr. Bondi’s written consent, of one of the events specified in the Tier 1 change-in-control agreement, including: the assignment of any duties inconsistent in any material adverse respect with the NEO’s original position, authority or responsibilities or any other material adverse change in such position, authority or responsibilities (including if such NEO ceases to serve in the position held immediately prior to the occurrence of the material adverse change); a material reduction by the Company in either the NEO’s annual base salary in effect immediately prior to the change-in-control, the NEO’s annual incentive or annual equity awards; or the relocation of the principal place of such NEO’s employment to a location more than 50 miles from the location of such NEO’s place of employment on the effective date of the agreement.

Upon a change-in-control and qualifying termination on July 31, 2025, Mr. Bondi would have received the following payments and other benefits pursuant to the terms of his Tier 1 change-in-control agreement. These payments and benefits are summarized as follows:

•a lump sum in cash, equal to three (3.0x) times the sum of (i) the NEO’s annual base salary in effect immediately prior to the change-in-control (or if greater, the annual base salary in effect immediately prior to the event or circumstances giving rise to a notice of termination) and (ii) an amount equal to the NEO’s target non-equity incentive award opportunity for the fiscal year in which termination of employment occurs;

•health insurance continuation for three (3) years at the Company’s expense;

•with respect to Mr. Bondi’s annual incentive award for the fiscal year in progress at the date of his qualifying termination (as that term is defined) and his annual incentive award for any previously completed year for which a final annual incentive award has not yet been determined, awards will vest as follows:

•for any award based on pre-set performance goals, such award will be deemed earned and vested based on the level of actual achievement of the performance goals through the earlier of the end of the performance period or the date of the qualifying termination, with no proration for the portion of each applicable performance period during which Mr. Bondi was employed, without negative discretion and without the requirement to base such achievement on audited financial results;
•for any discretionary award as of the date of termination, such award will be deemed earned and vested based on a level consistent with the level of annual incentives (as a percentage of base salary) of other executives of comparable rank whose annual incentives are based on pre-set performance goals, but in an amount not less than the pro rata amount of Mr. Bondi’s target non-equity incentive award opportunity for the year of termination, without negative discretion;
•for purposes of determining these payments, if no annual incentive was established at the time of termination for the fiscal year in progress, the NEO’s annual incentive award opportunity for that year will be identical to the annual incentive award opportunity for the preceding year; and

•Stock options and other equity awards (other than performance-based awards) will become immediately vested and exercisable, and any restrictions on such awards will lapse; performance-based awards will immediately vest at the maximum performance target described in the applicable award agreement.

Mr. Bondi’s Tier 1 change-in-control agreement also stipulates for the following:

•For the period prior to or two (2) years following the 24-month protected period after a change-in-control (subject to automatic two year renewals) (the “extended protection period”), termination of his employment by us not for cause or by Mr. Bondi for "modified good reason" would entitle him to receive the same severance payments and benefits described above for a change-in-control termination, except that (i) Mr. Bondi would receive a lump sum cash severance payment equal to two (2.0x) times (rather than three (3.0x) times) the sum of his base salary and an amount equal to the target non-equity incentive award opportunity for the fiscal year in which the termination occurs, and (ii) his healthcare benefits would continue for two (2) years (rather than three (3) years).

◦As defined in the agreement, “modified good reason” means the occurrence, without Mr. Bondi’s written consent, of either (a) the assignment of duties inconsistent in any material adverse respect with Mr. Bondi’s position, authority, or responsibilities or any other material adverse change in such position, authority, or responsibilities, or his ceasing to serve in the position held immediately prior to the occurrence of the material adverse change; (b) a material reduction by the Company in either Mr. Bondi’s (i) annual base salary (including, after the end of a change-in-control protection period) as in effect immediately prior to a change-in-control), (ii) annual incentive, or (iii) annual equity awards, or (c) the relocation of Mr. Bondi’s principal place of employment to a location more than fifty (50) miles from the location of such place of employment on the effective date of the agreement.

•In the event of Mr. Bondi’s termination by reason of his death or disability (as defined in the agreement), Mr. Bondi’s time-based equity incentive awards will become fully vested as of the date for such termination, and his performance-based equity incentive awards will be treated in accordance with the underlying agreements; provided that any such performance awards granted on or after the effective date of the change-in-control agreement must provide for vesting in the event of death or disability that is no less favorable than the vesting terms applicable to the most recent performance-based equity award granted to Mr. Bondi prior to the effective date of his agreement.

The Tier 1 change-in-control agreement prohibits Mr. Bondi from competing (as defined) with us for a period of two years after a change-in-control. Mr. Bondi is required to execute and not revoke a release of claims in order to receive payments and benefits under the change-in-control agreement.

Mr. Bondi is also eligible to participate in our company-wide severance plan which provides U.S. employees, who are terminated by us without cause, with severance payments approximating five weeks of salary for 15 or more years of service, plus, an amount equivalent to accumulated but unvested restricted sick time. Under no circumstance shall the total payment related to our company-wide severance plan exceed more than the value of 26 weeks of the employee's annual salary. Severance payments under the company-wide plan do not include annual incentives such as cash bonuses, non-equity incentive awards or equity-based awards, and the plan does not provide outplacement services.

In addition, as discussed further in “Fiscal 2025 Cash Incentive Awards - NEO Retention Bonuses” Mr. Bondi and the Company are party to a retention bonus agreement dated April 29, 2024 (the “Bondi Retention Agreement"), pursuant to which Mr. Bondi, in exchange for continued compliance with the restrictive covenants set forth in the Bondi Retention Agreement (as described below), was entitled to receive a retention bonus of $334,750, with 12.5% due on the first regularly scheduled payroll date after 3 months of the Effective Date, 12.5% due on the first regularly scheduled payroll date after 6 months of the Effective Date, 25% due on the first regularly scheduled payroll date after 9 months of the Effective Date and 50% due on the first regularly scheduled payroll date after 12 months of the Effective Date (in all cases, subject to applicable tax withholdings and other authorized deductions). Such payments were subject to Mr. Bondi’s continued employment on each payment date and required that no payment date occurred during a resignation period. If Mr. Bondi had been terminated without “cause” (as defined in the Bondi Retention Agreement) prior to a scheduled payment(s), in exchange for a release of claims, Mr. Bondi would have been entitled to a pro-rata portion of the retention bonus that had not yet vested. In addition, if Mr. Bondi engages in “detrimental activity” (as defined in the Bondi Retention Agreement) prior to, or during the one year period following the final payment date of the retention bonus, we may direct (at any time, within one year thereafter) that all payments received pursuant to the Bondi Retention Agreement shall be immediately forfeited to us, and Mr. Bondi shall immediately repay the total of any net payments received. The Bondi Retention Agreement also contains customary restrictive covenants, including a perpetual confidentiality provision and a non-solicitation and non-hire covenant beginning on the first payment date of the retention bonus and ending on the date that is 12 months after the last payment date of the retention bonus.

Mr. Ratigan - On October 28, 2024, Mr. Ratigan entered into a new employment agreement with the Company in connection with his appointment to the position of President and CEO (the “Ratigan Employment Agreement”). Pursuant to the Ratigan Employment Agreement, Mr. Ratigan was eligible to receive an annual base salary of $750,000 and an annual bonus equal to up to 200% of his annual base salary based on individual and Company performance goals. Mr. Ratigan was also eligible to receive an annual grant of restricted stock units valued at $400,000, which was to vest in equal annual installments on each of the first three anniversaries of the grant date, and a target number of long-term performance shares equal to $800,000, $200,000 of which was to be settled in cash and $600,000 of which was to be settled in common stock, which was to vest on the third anniversary of the grant date. Mr. Ratigan also received a one-time grant of 100,000 long-term performance shares, which was subject to vesting based on achievement of certain common stock price targets within three years of the grant date. Mr. Ratigan was entitled to participate in health, insurance, retirement, and other benefits provided generally to similarly situated employees of the Company.

On termination of Mr. Ratigan’s employment by the Company without “cause” or by him for “good reason” (as such terms are defined in the agreement), the Ratigan Employment Agreement provided that Mr. Ratigan was entitled to termination benefits in the form of a one-time payment of 100% of the amount of Mr. Ratigan’s annual base salary and payment or reimbursement of premiums for continued health plan coverage for 12 months. If the termination occurs within 90 days prior to or 12 months after a “change in control” (as defined in the employment agreement), Mr. Ratigan was entitled to 1.5 times the sum of his annual base salary and target bonus and payment or reimbursement of premiums for continued health plan coverage for 24 months. If such termination occurs prior to such change of control, Mr. Ratigan’s performance-based vesting awards would have vested if the relevant performance conditions were met in connection with the change of control. Mr. Ratigan’s employment with the Company was terminated effective on January 13, 2025. In connection with Mr. Ratigan’s separation from the Company, the Board determined that his termination would be treated as a separation without Cause under the Ratigan Employment Agreement. As a result, Mr. Ratigan was entitled to: accrued base salary through January 10, 2025; a lump-sum severance payment equal to one times his annual base salary ($750,000), payable 60 days after his termination date; and reimbursement of COBRA premiums for up to 12 months following separation, subject to eligibility and continued enrollment. All unvested equity awards, including restricted stock and performance-based shares, were forfeited in accordance with the terms of the applicable award agreements. In addition, Mr. Ratigan waived his right to receive any pro-rata annual incentive award earned for fiscal 2025. Mr. Ratigan also agreed to customary confidentiality, non-disparagement, and general release provisions, and remains subject to the Company’s clawback and proprietary information policies.
We believe that providing improved job security through the aforementioned agreements is important in order to retain executives through the disruption of a change in control and thereafter. In addition, these provisions are intended to be fair and competitive to aid in attracting and retaining experienced executives in similar roles.
Fiscal 2025 Cash Incentive Awards

Annual Incentive Awards. Annual incentive awards are designed to reward individuals for Company and personal performance. Each NEO is assigned an annual incentive target established based upon the size and scope of their responsibility, ability to impact overall results, internal equity and relevant market data. Actual award payouts may range from zero to 200% of target, depending on performance results, and the Compensation Committee retains discretion to further adjust the award based on its assessment of Company and/or personal performance. Under the fiscal 2025 annual incentive awards, total payouts will not exceed 200% of each NEO’s stated target award opportunity.

NEO annual incentive target award opportunities are expressed as a percentage of base salary. For fiscal 2025, the Compensation Committee approved annual incentive opportunities for the NEOs that were initially tied to four Company-wide performance goals: (i) achieve revenue per employee of at least $400,000, (ii) deliver an Adjusted EBITDA margin greater than 10% (as defined below), (iii) generate positive free cash flow (as defined below), and (iv) retire the Company’s outstanding senior term loan debt facility. These objectives reflected the Company’s business plan and strategic priorities at the start of the fiscal year and were intended to drive both near-term operating results and long-term financial strength. In light of the mid-year CEO transition and the significant transformation initiatives undertaken during fiscal 2025, the Compensation Committee took a holistic view of the Company’s financial, operational and strategic performance in determining final award payouts. As the performance goals were established earlier in the fiscal year, the Compensation Committee recognized that those original goals were set prior to the leadership change and the implementation of a revised transformation plan. As the year progressed, management, under the direction of Mr. Traub, implemented actions to stabilize operations, strengthen the capital structure and advance strategic priorities - activities that were not fully contemplated in the initial plan and performance goals. Given these circumstances, the Compensation Committee concluded it was appropriate both to adjust the original goals established for the NEOs (other than the CEO) and assess performance in the broader context of these transformation efforts, in addition to individual contributions, rather than solely against the original goals. As such, the Compensation Committee approved annual incentive payouts ranging from 89% to 132% of base pay to the NEOs. 50% of the earned bonus is payable on the first payroll date following the filing of the Company’s fiscal 2025 Form 10-K, and the remaining 50% is payable on the first payroll date in February 2026, subject in each case to (i) continued employment through the applicable payment date and (ii) acceleration upon termination without cause, death, disability, or upon the sale of the Company.

For purposes of our fiscal 2025 annual incentive plan, (a) Adjusted EBITDA margin is defined as Adjusted EBITDA divided by net sales, and (b) Free Cash Flow is defined as net cash provided by (used in) operating activities minus purchases of property, plant and equipment. Adjusted EBITDA is a Non-GAAP financial measure. For a definition, explanation and reconciliations of Adjusted EBITDA to the most directly comparable GAAP financial measure, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal 2025 and 2024 - Adjusted EBITDA” in our Annual Report on Form 10-K, as filed with the SEC on November 10, 2025.

Mr. Ratigan waived his right to receive any pro-rata annual incentive award earned for fiscal 2025 upon his separation from the Company.
NEO Retention Bonuses. The Company continued to experience CEO leadership changes during fiscal years 2024 and 2025 that impacted strategic priorities, including the execution of a transformation plan and the exploration of potential strategic transactions, which created uncertainty. We established a cash bonus program for certain executive officers, including Mr. Bondi and Mr. Robertson, as a retention vehicle during the period of uncertainty. The retention bonus amount for Mr. Bondi was $334,750 and for Mr. Robertson was $268,125. Payment of the retention bonus was in four installments during fiscal year 2025 and was subject to each NEO being employed on the date of payment and in good standing and in compliance with Company policies on the date of each payment.
Fiscal 2025 Equity Incentive Awards

For fiscal 2025, the NEOs were granted a mix of performance awards, some of which are settled in shares of Company common stock and some of which are settled in cash, and restricted stock units (RSUs).

Performance awards are designed to align executive pay with achievement of financial metrics that are viewed as most impactful to stockholders. Performance is measured against both relative and absolute metrics to provide a comprehensive and balanced evaluation of our long-term business performance. NEOs can earn between 0% and 200% of their target award opportunity. If the performance goals are achieved, the performance awards earned will vest and be paid out following the end of the three-year performance period. The actual portion of the performance awards that are earned and vested and the value of the performance awards that are paid out, are based on the achievement of predetermined metrics at the end of a three-year performance period. For fiscal 2025, the metrics included: revenue, weighted at 33.3%; Adjusted EBITDA, weighted at 33.3%; and relative TSR, weighted at 33.3%. In order to receive any shares or cash payout under performance awards, a NEO must achieve threshold performance levels on at least one goal. Also, if the Company’s TSR performance is negative, but relative TSR would have resulted in a payout above target, the relative TSR payout is capped at 100% of target.

In addition, in fiscal 2025, Mr. Bondi earned shares from a performance award granted to him based on the achievement of the performance targets set forth in the award for the fiscal year 2023-2025 performance period. For such award, the performance was based on the achievement of revenue, Adjusted EBITDA and TSR relative to the S&P 600 Index over a three-year period. The performance goal for revenue was achieved at 74.9% of target. The performance goal for Adjusted EBITDA was not met, resulting in 0.0% achievement. Our relative TSR results over the three-year period ranked us at the 7th percentile, resulting in achievement of 28.7% of target. As each performance goal was weighted 33.3%, the aggregate performance level was 34.5% of target. The three-year target revenue goal was $1.736 billion, with actual performance equal to $1.590 billion. The three-year target Adjusted EBITDA goal was $145.3 million, with actual performance equal to $97.2 million.

RSUs granted to NEOs in fiscal 2025 vest in equal installments each year, on the first three anniversaries of the grant date, subject to the executive’s continued employment through the applicable vesting date. Under certain circumstances, such awards also allow for partial vesting for terminated recipients with three or more years of service.

Dividends and dividend equivalents, if any, credited to fiscal 2025 performance awards and time-vested restricted stock awards are subject to the same performance-based and time-based vesting requirements that apply to the underlying award.

Other Compensation and Benefits Plans

Although direct compensation, in the form of salary, non-equity incentive awards, as applicable, and long-term equity incentive awards provide most of the compensation to each NEO, we also provide for the following items of additional compensation:

Retirement savings are provided by our tax qualified 401(k) plan, in the same manner available to all U.S. employees. This plan includes an employer matching contribution that is intended to encourage employees (including our NEOs) to save for retirement.

Health, life and disability benefits are offered to NEOs in the same manner available to all of our U.S. employees. Certain NEOs are also eligible to be reimbursed for additional life insurance.
Severance and Change in Control Payments

Employment Agreements. Each of our NEOs is party to an employment or change in control agreement that provides for the payment of severance in the event of certain qualifying terminations of employment, as described in further detail under the section “—Employment Agreements” above.

Comtech Telecommunications Corp. 2000 Stock Incentive Plan (the “2000 Plan”). The 2000 Plan generally provides that awards granted on or after November 11, 2017, but prior to a change in control, will be subject to accelerated vesting in the event that the award holder undergoes an involuntary termination of employment without cause during the two-year period following the change in control. With respect to the RSU awards outstanding under the 2000 Plan, for participants who, as of the grant date, have three or more years of service with the Company, upon such participant’s termination of employment without cause (other than due to death or disability), the participant will be entitled to receive, in addition to the number of restricted stock units that have already vested prior to such termination of employment, a pro-rated number of unvested restricted stock units based on the number of days elapsed from the last vesting date to the date of termination.

Comtech Telecommunications Corp. 2023 Equity and Incentive Plan (the “2023 Plan”). The 2023 Plan generally provides that in the event of a change in control (as defined therein) in which the successor company assumes or substitutes for the applicable award, if a participant's employment with such successor company (or the Company) or an affiliate thereof terminates within 24 months following such change in control without cause (as defined in the 2023 Plan), the restrictions, limitations and other conditions applicable to RSU and performance awards outstanding as of the date of such termination of employment shall lapse and such awards shall become free of all restrictions, limitations and conditions and become fully vested (with the attainment of the performance goals determined as set forth in the applicable agreement or as otherwise determined by the Compensation Committee). The RSUs granted under the 2023 Plan generally provide for the same treatment upon a termination of employment as the RSUs granted under the 2000 Plan, except that the RSU award agreements under the 2023 Plan further provide that in the event of a termination of employment or as a result of death or disability (as defined in the agreement), all unvested RSUs will become fully vested as of the date of such termination.

Our performance awards granted in fiscal 2024 and 2025 provide for accelerated vesting upon death or disability, without proration, with the performance deemed to be the greater of (x) target achievement and (y) actual achievement of the performance goals from the beginning of the full three-year performance period through the end of the fiscal quarter in which death or disability occurred and projected at that level over the remainder of the full three-year performance period. The performance awards also provide for accelerated vesting in the case of a termination of the participant without cause, with the performance deemed to be the actual achievement of the performance goals through the end of the fiscal quarter in which termination occurred and projected at that level through the end of the applicable performance period (including the one- and two-year performance periods), but with the earned shares/units pro-rated for the portion of each applicable performance period during which the participant was employed, less any earned shares/units from completed performance periods to avoid double counting. For participants who, as of the grant date, have ten or more years of service with the Company (which includes Mr. Bondi), upon such participant’s voluntary termination of employment for any or no reason prior to the Final Certification Date, the participant will be entitled to receive a number of shares determined based on actual achievement of the performance goals for the full three-year performance period, determined without negative discretion by the Compensation Committee, but pro-rated for the portion of the full three-year performance period the participant was employed. In the event of certain change in control events occurring prior to the final certification date applicable to a performance award, the performance goals for the full three-year performance period will be deemed satisfied at a level equal to the greater of target and projected actual performance as of the date of such change in control, and the resulting number of earned shares, less any previously earned shares, will be deemed to be earned shares and become fully vested as of the change in control, unless the Compensation Committee determines prior to the designated “Assumption Deadline” that any performance awards that are not earned shares will be honored or assumed, or new awards substituted therefor, by the participant’s employer (or a parent or subsidiary thereof) by the Assumption Deadline and the substitute award meets certain specified criteria (including the requirement that the substitute award be subject to double-trigger vesting in the event of certain qualifying terminations within the two year period following the change in control and prior to the final certification date). “Assumption Deadline” refers to the date of the change in control (if the Company had at least twenty (20) days of advance notice that the change in control was anticipated to occur) or otherwise refers to the date ten (10) business days after the change in control date.

Outstanding Equity Awards at Fiscal Year End – Fiscal 2025

The table below sets forth the outstanding equity awards held by our NEOs as of July 31, 2025. The table below excludes Mr. Ratigan, who forfeited all equity awards he held in connection with his separation from the Company in January 2025.

Outstanding Equity Awards at Fiscal Year End – Fiscal 2025

Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#) (1)	Number of Securities Underlying Unexercised Options Unexercisable (#) (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares of Stock or Other Rights That Have Not Vested (#) (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units of Stock or Other Rights That Have Not Vested ($) (3)
Kenneth	1/23/2025	-	-	-	-	163,935	355,739	122,951	266,804
Traub	1/23/2025	-	-	-	-	-	-	40,984	88,935
	10/31/2024	-	-	-	-	26,234	56,928	-	-
Michael A.	9/30/2024	-	-	-	-	53,266	115,587	26,633	57,794
Bondi	9/30/2024	-	-	-	-	-	-	21,969	47,672
	8/11/2023	-	-	-	-	20,642	44,793	15,481	33,593
	8/11/2023	-	-	-	-	-	-	7,741	16,798
	8/12/2022	-	-	-	-	4,842	10,507	5,015	10,883
	8/10/2021	-	-	-	-	2,391	5,188	-	-
	8/4/2020	-	-	-	-	1,810	3,928	-	-
	5/28/2020	5,400	-	17.88	5/28/2030	-	-	-	-
	8/4/2015	10,550	-	28.35	8/4/2025	-	-	-	-
Jeffery P.	1/10/2025	-	-	-	-	12,107	26,272	6,054	13,136
Robertson	9/30/2024	-	-	-	-	14,720	31,942	7,360	15,970
	9/30/2024	-	-	-	-	-	-	21,664	47,010
	6/3/2024	-	-	-	-	77,821	168,872	-	-
(1)All options held by the NEOs are fully vested. The August 4, 2015 option grant expired unexercised on August 4, 2025.
(2)Time-based restricted stock units ("RSUs") granted on or prior to March 31, 2022 vest as to 20% of the shares initially awarded on each of the first five anniversaries of the grant date. Time-based RSUs granted thereafter vest in equal installments on the first three anniversaries of the grant date. Market value of awards is based on the $2.17 per share closing price of our common stock on July 31, 2025.
(3)The performance awards granted vest over a three-year performance period if pre-established performance goals are attained (including potential attainment in years one and two of the three-year period) and service-based vesting requirements are met. The number of outstanding performance awards included in the above table, and the related payout values, assume achievement of the pre-established goals at a “threshold” level in accordance with SEC disclosure rules, except for Mr. Bondi’s August 12, 2022 award which represents final actual achievement. Market value of awards is based on the $2.17 per share closing price of our common stock on July 31, 2025.

Director Compensation

The following table provides information regarding the compensation of our non-employee directors for fiscal 2025. Mr. Ratigan, who served on the Board during fiscal 2025 while he was also serving as the Company’s Chief Executive Officer and Mr. Sprung, who did not serve as a director in fiscal 2025, are excluded from the table below.

Table of Director Compensation for Fiscal 2025

Name	Fees Earned or Paid in Cash	Stock Awards (6)(7)	All Other Compensation	Total
Wendi B. Carpenter	$80,161	$130,000	$—	$210,161
Bruce T. Crawford (1)	103,760	130,000	—	233,760
Michael Hildebrandt (2)	88,929	91,179	—	180,108
Mark Quinlan	80,161	130,000	—	210,161
Lawrence J. Waldman	95,161	130,000	—	225,161
Former Independent Directors
Ken Traub (3)	4,121	97,590	—	101,711
David Kagan (4)	3,043	60,192	—	63,235
Judy Chambers (5)	36,044	130,000	—	166,044
Yacov Shamash (5)	36,044	130,000	—	166,044

(1)Mr. Crawford was appointed as Lead Independent Director on November 26, 2024 and to the Audit Committee on January 17, 2025.
(2)Mr. Hildebrandt joined the Board effective November 18, 2024.
(3)Mr. Traub served as a non-employee director from October 31, 2024 until November 26, 2024, when he was appointed as Executive Chairman of the Company. After November 26, 2024, Mr. Traub was not compensated as a non-employee director.
(4)Mr. Kagan served on the Board for 16 days during fiscal 2025. On February 25, 2025, Mr. Kagan was granted 33,627 restricted stock units with a grant value of $1.79. Mr. Kagan forfeited all of his awards upon termination of service as a director in March 2025.
(5)Ms. Chambers and Mr. Shamash did not stand for reelection at the Fiscal 2024 Annual Meeting and their service as directors ceased immediately following such meeting. Ms. Chambers and Mr. Shamash’s fiscal 2025 restricted stock unit award was vested upon the termination of service as director in January 2025.
(6)These amounts represent the aggregate grant date fair value of restricted stock or restricted stock units granted on September 30, 2024 (i.e., shortly after the end of fiscal 2024) to each of the then-serving members of the Board in respect of their services on the Board, which was calculated in accordance with FASB ASC Topic 718". On October 31, 2024, Mr. Traub was granted 26,234 shares of restricted stock with a grant value of $3.72. On January 24, 2025, Mr. Hildebrandt was granted 37,216 restricted stock with a grant value of $2.45. Assumptions used in the calculation of these amounts are discussed in Note 12 to our audited consolidated financial statements for the fiscal year ended July 31, 2025, included in our Annual Report on Form 10-K, as filed with the SEC on November 10, 2025.
(7)At July 31, 2025, Mr. Shamash and Mr. Waldman each held 15,000 outstanding stock options. At July 31, 2025, Mr. Quinlan and Ms. Carpenter each held 28,230 unvested restricted stock units; Mr. Crawford and Mr. Waldman each held 27,028 unvested restricted stock units; and Mr. Waldman held 3,230 unvested shares of restricted stock. Mr. Traub held 26,234 unvested shares of restricted stock; and Mr. Hildebrandt held 37,216 unvested shares of restricted stock. Ms. Chambers and Mr. Kagan did not hold any outstanding equity awards with respect to the Company as of July 31, 2025.

Each director received cash for services based on their applicable annual retainer and fees for committees on which they served as outlined in the table below, pro-rated in the case of Ms. Chambers, Mr. Crawford, Mr. Hildebrandt, Mr. Kagan, Mr. Shamash, and Mr. Traub to reflect their partial year of service on the Board and/or on Board committees, as noted in the table above. Annual cash retainers are paid in arrears and in quarterly installments. No meeting fees are paid. Directors are reimbursed reasonable expenses for attending meetings. In addition, as noted in the table above, during fiscal 2025, each non-employee director received a grant of restricted stock units with a grant date fair value of $130,000, pro-rated for their partial year of service as applicable. For fiscal 2026, the Company is changing the timing of the annual grant of equity awards to non-employee directors from the beginning of the fiscal year to immediately following the fiscal 2025 annual meeting of stockholders. In connection with this change and in lieu of issuing stock based awards, the Board approved a one-time cash payment equal to $130,000, pro-rated over the period of time between August 1, 2025, or August 18, 2025 in the case of Mr. Sprung, to the date of the next annual grant of equity to non-employee directors immediately following the fiscal 2025 annual meeting of stockholders. This payment is paid quarterly in arrears, along with the other cash retainers paid to non-employee directors. The cash retainers for Board and committee service for standing committees did not change as compared to fiscal 2025.

The Board formed a Transaction Committee in January 2025 to help ensure review and to recommend potential strategic transactions to the full Board. Non-employee Transaction Committee members were entitled to a cash retainer of $5,000 per month. The Transaction Committee was dissolved in, and the associated cash retainer was terminated, effective May 2025 and replaced with a Strategic Review Committee comprised solely of the non-management disinterested directors to assist with the review of potential strategic transactions, including financing transactions. The chair of the Strategic Review Committee is entitled to a cash retainer of $15,000 per quarter and Strategic Review Committee members are entitled to a $6,000 per quarter cash retainer.

	$	Wendi B. Carpenter	Judy Chambers	Bruce T. Crawford	Michael Hildebrant	David Kagan	Mark R. Quinlan	Yacov A. Shamash	Ken Traub	Lawrence J. Waldman
Director’s Annual Retainer	60,000	✓	✓	✓	✓	✓	✓	✓	✓	✓
Lead Independent Director Retainer	32,500			✓
Committee Chair Fees
Audit Committee	25,000									✓
Compensation Committee	15,000						✓
Nominating and Governance Committee	10,000		✓		✓
Technology, Innovation and Cyber Committee	10,000			✓
Transaction Committee	60,000				✓
Strategic Review Committee	60,000				✓
Committee Member Fees
Audit Committee	10,000		✓	✓	✓	✓		✓
Compensation Committee	5,000	✓			✓	✓				✓
Nominating and Governance Committee	5,000	✓		✓				✓
Technology, Innovation and Cyber Committee	5,000	✓						✓
Transaction Committee	60,000			✓					✓
Strategic Review Committee	24,000	✓		✓	✓					✓
Restricted stock units and restricted stock granted to non-employee directors prior to August 2022 have a vesting period of five years, subject to accelerated vesting upon the death of the director or a change in control of the Company. Commencing in August 2022, restricted stock units and restricted stock granted to non-employee directors have a vesting period of one year to coincide with the director’s term in office and to better align with market practices. Following vesting, restricted stock units are convertible into shares of Common Stock on a one-for-one basis, generally at the time of termination of service as a director, or earlier in certain circumstances. Stock options granted to non-employee directors in fiscal 2020 have a vesting period of five years, with 20% of the options subject to the award vesting on each of the first five anniversaries of the grant date, subject to accelerated vesting upon the death of the director or a change in control of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Table of Principal Stockholders

This table provides the number of shares beneficially owned by principal stockholders who the Company believes beneficially own more than five percent of our outstanding Common Stock or Preferred Stock, as of the date stated in the below footnotes.
The information in this table is based upon the latest filings of Form 13-F or Schedule 13G or 13G/A as filed by the respective stockholder with the SEC, or upon information provided to us by the applicable stockholder.

We calculate the stockholder’s percentage of the outstanding class assuming the stockholder beneficially owned that number of shares on October 31, 2025.
Unless otherwise indicated below, the stockholder had sole voting and sole dispositive power over the shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)	Percent of Voting Power (1)
Common Stock
	Needham Investment Management L.L.C. (2)	1,780,000	6.0%	3.2%
	250 Park Avenue 10th Floor
	New York, NY 10117-1099

	Royce & Associates LP (3)	1,582,138	5.3%	2.8%
	One Madison Ave
	New York, New York 10010

Preferred Stock
	Magnetar Financial LLC (4) (5)	147,233	82.6%	38.7%
	1603 Orrington Avenue, 13th Floor
	Evanston, IL 60201

	Affiliates of White Hat Capital Partners LP (4) (6)	30,947	17.4%	8.1%
	152 West 57th Street, 46th Floor
	New York, NY 10019

(1)The percentage of beneficial ownership is based on 29,613,506 outstanding shares of Common Stock and 178,180.34 shares of Preferred Stock as of October 31, 2025. The number of shares of Preferred Stock, if convertible to Common Stock, would represent 26,125,946 shares of Common Stock as of October 31, 2025 and are entitled to that number of votes in the aggregate. The percentage of voting power reflects the number of votes held as of October 31, 2025 on all matters submitted to a vote of our stockholders at the Annual Meeting.
(2)The information is based upon a Form 13G filed by Needham Investment Management L.L.C. with the SEC, reporting beneficial ownership as of December 17, 2024. With regard to the reported amount, Needham Investment Management L.L.C. shares voting and dispositive power with Needham Asset Management, LLC, Needham Aggressive Growth Fund and George A. Needham.
(3)The information is based upon a Form 13G filed by Royce & Associates LP with the SEC, reporting beneficial ownership as of March 31, 2025. Of the shares reported in the table as beneficially owned, Royce & Associates LP had sole voting and dispositive power over all of the shares.
(4)Affiliates of Magnetar Financial LLC ("Magnetar Financial") and affiliates of White Hat Capital Partners LP (i) hold 147,233 and 30,947 shares of Preferred Stock, respectively, which, on an as-converted basis, represents 21,588,242 and 4,537,704 shares of Common Stock, respectively, subject to adjustments as provided in the Certificate of Designations for the shares of Preferred Stock.

(5)Magnetar Financial shares voting and dispositive power with Magnetar Capital Partners LP, Supernova Management LLC and David J. Snyderman with regard to the reported shares. These shares are held for Magnetar Structured Credit Fund, LP, Magnetar Longhorn Fund LP, Purpose Alternative Credit Fund - F LLC, Purpose Alternative Credit Fund - T LLC, Magnetar Lake Credit Fund LLC, Magnetar Alpha Star Fund LLC and Magnetar Capital Fund II LP (the “Magnetar Funds”). The 147,233 shares of Preferred Stock currently outstanding are held as follows: Magnetar Lake Credit Fund LLC, 52,246 shares; Magnetar Structured Credit Fund LP, 40,431 shares; Purpose Alternative Credit Fund - F LLC, 23,239 shares; Magnetar Longhorn Fund LP, 13,188 shares; Magnetar Alpha Star Fund LLC, 13,385; Purpose Alternative Credit Fund - T LLC, 3,679 shares and Magnetar Capital Fund II LP, 1,065. Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the Common Stock held for the Magnetar Funds’ accounts. Magnetar Capital Partners LP serves as the sole member and parent holding company of Magnetar Financial. Supernova Management LLC is the general partner of Magnetar Capital Partners LP. The manager of Supernova Management LLC is David J. Snyderman. The address of the principal business office of each of Magnetar Financial, Magnetar Capital Partners LP, Supernova Management LLC and David J. Snyderman is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201. Magnetar disclaims beneficial ownership of any shares of Common Stock issuable upon conversion of the Preferred Stock to the extent that upon such conversion the number of shares beneficially owned by all reporting persons hereunder, in the aggregate, would exceed the Ownership Cap.
(6)The securities reported herein are held by White Hat Strategic Partners LP and White Hat Strategic Partners II LP. In addition to their shares of Preferred Stock, White Hat Strategic Partners LP and White Hat Strategic Partners II LP hold an aggregate amount of 347,639 shares of Common Stock, and the aggregate voting power of its shares of Preferred Stock and Common Stock held is 8.8%, subject to the limitations in the Voting Agreements (please see Preferred Stock included in Part III - Item 13. Certain Relationships and Related Transactions, and Director Independence in this Annual Report on Form 10-K/A). White Hat Capital Partners LP serves as the Investment Manager of White Hat Strategic Partners LP and White Hat Strategic Partners II LP. White Hat Capital Partners GP LLC is the General Partner of White Hat Capital Partners LP. Mark R. Quinlan and David Chanley serve as Managing Members of White Hat Capital Partners GP LLC. White Hat Strategic Partners LP, White Hat Strategic Partners II LP, White Hat Capital Partners GP LLC, Mr. Quinlan and Mr. Chanley each disclaim any beneficial ownership of these securities.

Table of Shares Beneficially Owned by Directors and Named Executive Officers

The table below shows the beneficial ownership of our Common Stock of each of our directors, our NEOs and all current directors and executive officers as a group, as of October 31, 2025.

Unless otherwise indicated, our directors and executive officers had sole voting and sole dispositive power over their shares.

Name	Shares of Common Stock Beneficially Owned on October 31, 2025**	Percent of Class

Non-employee Directors (listed alphabetically):
Wendi B. Carpenter	57,959	*
Bruce T. Crawford	43,264	*
Michael J. Hildebrandt	37,216	*
Mark R. Quinlan	53,453	*
Lloyd Sprung	—	*
Lawrence J. Waldman	101,789	*

Named Executive Officers:
John Ratigan (former CEO)	18,030	*
Kenneth Traub (current CEO)	26,234	*
Michael A. Bondi	152,919	*
Jeffery P. Robertson	45,077	*

All current directors and executive officers as a group (12 persons)	610,475	2.1%
______________________
*Less than one percent.
** Includes: (i) 53,453 restricted stock units held by Ms. Carpenter, 43,264 restricted stock units held by Mr. Crawford, 53,453 restricted stock units held by Mr. Quinlan, and 67,354 restricted stock units held by Mr. Waldman; (ii) the following shares of our Common Stock underlying stock options with respect to which such persons have the right to acquire beneficial ownership within 60 days from October 31, 2025: Mr. Waldman held 15,000 shares and Mr. Bondi 5,400 shares; and all current directors and executive officers as a group 29,213 shares. We calculated the percentage of the outstanding class beneficially owned by each person and by the group treating their shares subject to this right to acquire within 60 days, (prior to any net settlements of awards) as outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Information Table
The following table sets forth information as of July 31, 2025 regarding our compensation plans and the Common Stock we may issue under the plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights, and conversion of stock units, restricted stock units and performance shares (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (3)

Equity compensation plans approved by stockholders	2,363,342	$20.45	3,213,016

Equity compensation plans not approved by stockholders	-	-	-

Total	2,363,342	$20.45	3,213,016
(1)The number reported in this column assumes that long-term performance share awards are earned at 200% of target. See Note (3) to the "Summary Compensation Table - Fiscal 2025."
(2)Stock units, restricted stock units and performance shares are convertible into shares of our Common Stock on a one-for-one basis, subject to certain vesting and other requirements, and do not require the payment of an exercise price. As such, for these awards, the weighted average exercise price reflected in the above table does not take these awards into account.
(3)Includes 195,089 shares available for issuance under the Comtech Telecommunications Corp. Third Amended and Restated 2001 Employee Stock Purchase Plan. That plan permits employees to purchase shares at a discount from fair market value of up to 15% of the market price of our Common Stock at the beginning or end of each calendar quarter. 3,017,927 shares remained available for issuance under the 2023 Plan for either stock options, stock appreciation rights (which constitute options, warrants or rights for purposes of this table), restricted stock, restricted stock units, and other full-value awards. For purposes of this table, we assumed maximum achievement for all outstanding three-year performance awards. For additional information regarding the 2000 Plan and the 2023 Plan, please see the section entitled “Narrative Disclosure to Summary Compensation Table - Severance and Change in Control Payments” above.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions

Preferred Stock
As discussed above under “Strategic Investment,” on October 18, 2021, the Company entered into a Subscription Agreement with the Strategic Investors, pursuant to which the Company sold 100,000 shares of Series A Convertible Preferred Stock (“Series A Convertible Preferred Stock”) to the Strategic Investors for an aggregate purchase price of $100.0 million. On December 13, 2023, the Company and Strategic Investors entered into an Exchange Agreement with the Strategic Investors, pursuant to which the Company (i) exchanged the outstanding shares of Series A Convertible Preferred Stock for Series A-1 Convertible Preferred Stock, par value $0.10 per share (the “Series A-1 Convertible Preferred Stock”), having the same liquidation preference as the outstanding Series A Convertible Preferred Stock and (ii) changed certain terms of the Series A Convertible Preferred Stock. In connection with the exchange, on December 19, 2023, the Company filed a Certificate of Elimination of Series A Convertible Preferred Stock of the Company with the Secretary of State of Delaware as part of the Company’s Certificate of Incorporation in accordance with the General Corporation Law of the State of Delaware (“DGCL”). As a result, no shares of Series A Convertible Preferred Stock remain outstanding as of December 19, 2023.

On January 22, 2024, the Company and Strategic Investors entered into a Subscription and Exchange Agreement with the Strategic Investors, pursuant to which the Company (i) sold 45,000 shares of Series B Convertible Preferred Stock, par value $0.10 per share (the “Series B Convertible Preferred Stock”), for an aggregate purchase price of $45.0 million, (ii) exchanged the outstanding shares of Series A-1 Convertible Preferred Stock for Series B Convertible Preferred Stock having the initial liquidation preference of $1,000 per share, (iii) issued 5,400 shares of additional Series B Convertible Preferred Stock to the Strategic Investors in lieu of cash for certain expense reimbursements and (iv) changed certain terms of the Series A-1 Convertible Preferred Stock. In connection with the exchange, on January 23, 2024, the Company filed a Certificate of Elimination of Series A-1 Convertible Preferred Stock of the Company with the Secretary of State of Delaware as part of the Company’s Certificate of Incorporation in accordance with the DGCL. As a result, no shares of Series A-1 Convertible Preferred Stock remain outstanding as of January 23, 2024. We received $43.2 million of cash proceeds from the sale of 45,000 shares of Series B Convertible Preferred Stock, net of $1.8 million for certain expense reimbursements.

On June 17, 2024, the Company and the Strategic Investors entered into a Subscription and Exchange Agreement, pursuant to which the Company (i) exchanged the outstanding shares of Series B Convertible Preferred Stock for Series B-1 Convertible Preferred Stock, par value $0.10 per share (the “Series B-1 Convertible Preferred Stock”), having the same liquidation preference as the outstanding Series B Convertible Preferred Stock as of the date of issuance, (ii) issued 5,705.83 shares of additional Series B-1 Convertible Preferred Stock to the Strategic Investors as a consent fee and (iii) changed certain terms of the Series B Convertible Preferred Stock. In connection with the exchange, on June 18, 2024, the Company filed a Certificate of Elimination of Series B Convertible Preferred Stock of the Company with the Secretary of State of Delaware as part of the Company’s Certificate of Incorporation in accordance with the DGCL. As a result, no shares of Series B Convertible Preferred Stock remain outstanding as of June 18, 2024. We did not receive any cash proceeds from this exchange.

On October 17, 2024, the Company entered into a Subscription and Exchange Agreement with the Strategic Investors, pursuant to which the Company (i) exchanged the outstanding shares of Series B-1 Convertible Preferred Stock for Series B-2 Convertible Preferred Stock, having the same liquidation preference as the outstanding Series B Preferred Stock as of the date of issuance, (ii) issued 3,436.53 shares of additional Preferred Stock to the Strategic Investors as a consent fee, and (iii) changed certain terms of the Series B-1 Convertible Preferred Stock. In connection with the exchange, on October 23, 2024, the Company filed a Certificate of Elimination of Series B-1 Convertible Preferred Stock of the Company with the Secretary of State of Delaware as part of the Company’s Certificate of Incorporation in accordance with the DGCL. As a result, no shares of Series B-1 Convertible Preferred Stock remain outstanding as of October 23, 2024. We did not receive any cash proceeds from this exchange.

On March 3, 2025, the Company entered into a Subscription and Exchange Agreement with the Strategic Investors, pursuant to which the Company (i) exchanged the outstanding shares of Series B-2 Convertible Preferred Stock for Series B-3 Convertible Preferred Stock (which we refer to as the outstanding “Preferred Stock” elsewhere in this Annual Report on Form 10-K/A), having the same liquidation preference as the outstanding Series B-2 Convertible Preferred Stock as of the date of issuance, (ii) issued 2,916.76 shares of additional Preferred Stock and provided $650,000 in cash to the Strategic Investors collectively as a consent fee and (iii) changed certain terms of the Series B-2 Convertible Preferred Stock. In connection with the exchange, on March 7, 2025, the Company filed a Certificate of Elimination of Series B-2 Convertible Preferred Stock of the Company with the Secretary of State of Delaware as part of the Company’s Certificate of Incorporation in accordance with the DGCL. As a result, no shares of Series B-2 Convertible Preferred Stock remain outstanding as of March 7, 2025. We did not receive any cash proceeds from this exchange.

As a result of the transactions described above, as of July 31, 2025 and November 7, 2025, the Strategic Investors hold 178,180.34 shares of Preferred Stock with an aggregate liquidation preference of $204,152,866 and $209,057,094, respectively. For a more detailed description of the Preferred Stock, please see the Description of Comtech Telecommunication Corp.’s Securities attached as exhibit 4(a)(ii) to this Annual Report on Form 10-K/A.

In connection with the transactions described above, the Company entered into Voting Agreements and a Registration Rights Agreement with the Strategic Investors with respect to each series of convertible preferred stock, while such series was outstanding. Pursuant to the Voting Agreements currently in effect, the Strategic Investors agreed, among other things, subject to the qualifications and exceptions set forth in the Voting Agreements, to vote their shares of Preferred Stock or shares issued upon conversion of the Preferred Stock that exceed, in the case of Magnetar, 16.50% of the Company’s outstanding voting power and, in the case of White Hat, 3.4999% of the Company’s outstanding voting power as of January 22, 2024, in the same proportion as the vote of all holders (excluding the Strategic Investors) of the Preferred Stock or the Company’s common stock, par value $0.10 per share (the “Common Stock”), as applicable. Pursuant to the Registration Rights Agreement currently in effect, the Company granted the Strategic Investors certain customary registration rights with respect to the shares of Common Stock issued and issuable upon conversion of Preferred Stock and upon exercise of certain Warrants issued in substitution for the Preferred Stock in certain circumstances.

White Hat, one of the Strategic Investors, is affiliated with Mark Quinlan, who serves on our Board of Directors.

The Subordinated Credit Facility
On October 17, 2024, the Company entered into a Subordinated Credit Agreement with certain of the Strategic Investors and U.S. Bank Trust Company, National Association, as agent, which provided an initial subordinated unsecured term loan facility in the aggregate principal amount of $25.0 million (the “Subordinated Credit Facility”). The proceeds of the Subordinated Credit Facility: (i) cured our default on certain financial covenants under our senior credit facility with a syndicate of lenders, dated June 17, 2024 (as amended, the “Credit Facility”); (ii) provided additional liquidity to us; and (iii) funded our general working capital needs. The $25.0 million Subordinated Credit Facility is subject to a make-whole amount with respect to certain repayments or prepayments.

On March 3, 2025, the Company entered into an amendment ("Amendment No. 1") to the Subordinated Credit Facility which, in addition to providing incremental aggregate principal of $40.0 million, waived all defaults under the Subordinated Credit Facility, specifically in connection with the Net Leverage Ratio and Fixed Charge Coverage Ratio covenants as of January 31, 2025 and suspended testing of the Net Leverage Ratio and the Fixed Charge Coverage Ratio covenants under the Subordinated Credit Facility until October 31, 2025. The net proceeds were principally used to repay a portion of the Term Loan and Revolver Loan under the Credit Facility, funded our general working capital needs and enabled us to negotiate the Second Amendment to the Credit Facility, including the waiver of existing defaults. The $40.0 million Subordinated Credit Facility is subject to a make-whole amount with respect to certain repayments or prepayments.

On July 21, 2025, the Company entered into a second amendment (“Amendment No. 2”) to the Subordinated Credit Facility which, among other things: (i) provided for the incurrence of a $35.0 million priority term loan, the net proceeds of which were used to pay certain transaction costs, fees and expenses incurred in connection with amendments to our credit facilities and to prepay, without premium, portions of the outstanding Term Loans and Revolver Loan under the Credit Facility; (ii) suspends, until the four-quarter period ending January 31, 2027, testing of the Net Leverage Ratio, the Fixed Charge Coverage Ratio and the Minimum EBITDA covenants in the Subordinated Credit Facility; (iii) modified the interest rate applicable to the subordinated term loans; (iv) reduced the minimum EBITDA requirement; (v) reduced the minimum quarterly average liquidity requirement from $17.5 million to $15 million; (vi) permits us to engage in the Specified Permitted Individual Disposition, on the terms, and subject to documentation, reasonably acceptable to the Subordinated Agent (subject to the conditions to use net cash proceeds from such sale to repay outstanding principal amounts of the obligations under our credit facilities); and (vii) required us to adopt management incentive and retention arrangements for its key personnel in connection with the contemplation of our strategic alternatives.

Under Amendment No. 2, the interest rate applicable to the $35.0 million priority subordinated credit facility shall be the greater of: (x) the highest per annum interest rate then-applicable to the Term Loans under the Credit Facility, and (y) Term SOFR (as defined in the Credit Facility) plus 10.5%. The interest on the $35.0 million shall be paid-in-kind quarterly, in arrears, by capitalizing and adding the unpaid and accrued amount of such interest to the aggregate outstanding principal amount of the incremental priority subordinated credit facility on the last business day of each quarter. Unlike the existing subordinated term loans, the $35.0 million priority Subordinated Credit Facility is not subject to any make-whole premium.

None of the prior tranches of the Subordinated Credit Facility bear interest. Unlike the $35.0 million tranche discussed above, the other two tranches of the Subordinated Credit Facility, which aggregate $65.0 million of principal, instead are subject to make-whole amounts with respect to certain repayments or prepayments equal to: (i) from the respective closing date of each tranche through (but not including) the date that is nine months thereafter, the principal repayment amount multiplied by 33.0%; (ii) from the date that is nine months after the applicable closing date through (but not including) the date that is the second anniversary of such closing date, the principal repayment amount multiplied by 50.0%; (iii) from the second anniversary of the applicable closing date and thereafter, the principal repayment amount multiplied by 75.0% plus, in the case of clause (iii), interest accrued on the principal amount outstanding at the Make-Whole Interest Rate (as defined below) starting on the second anniversary of the applicable closing date and calculated as of any such date of determination. The Make-Whole Interest Rate is a rate equal to 16.0% per annum, which is increased by 2.0% per annum upon the occurrence and during the continuation of an event of default under the Subordinated Credit Facility.

The obligations under the Subordinated Credit Facility mature 90 days after the Credit Facility. The Subordinated Credit Facility contains customary representations, warranties and affirmative and negative covenants.

As of July 31, 2025 and November 7, 2025, total borrowings outstanding under the Subordinated Credit Facility were $100.1 million and $101.5 million, respectively. Such amount does not include the $25.7 million make-whole amount associated with the $65.0 million portion of the Subordinated Credit Facility. For more information, see Notes to Consolidated Financial Statements - Note (9) Subordinated Credit Facility included in Part II - Item 8. Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2025, initially filed with the SEC on November 10, 2025.

Cooperation Agreement
On November 17, 2024, the Company entered into the Cooperation Agreement with Fred Kornberg, Michael Porcelain and Oleg Timoshenko (the “Investor Group”). Pursuant to the Cooperation Agreement, the Board appointed Michael J. Hildebrandt to serve on the Board and agreed to nominate and recommend Mr. Hildebrandt for election at the 2024 Annual Meeting. The Board also agreed to appoint Mr. Hildebrandt to the Audit Committee and Nominating and Governance Committee. The Investor Group withdrew its nomination of candidates for election to the Board at the 2024 Annual Meeting and agreed to support the Company’s slate of directors for election at the annual meeting.

Pursuant to the Cooperation Agreement, the Company and the Investor Group shall cooperate in good faith to identify and agree upon an additional director candidate to be appointed to the Board at a later date as an independent director (together with Mr. Hildebrandt, the “New Directors”). The Cooperation Agreement further contains customary standstill, non-disparagement and release terms. The Company agreed to reimburse the Investor Group for its documented out-of-pocket fees and expenses, subject to certain limitations, in an amount not to exceed $350,000.

The Cooperation Agreement was set to remain in effect until the initial termination date, which was 30 days prior to the deadline under the Company’s By-Laws for stockholders to nominate directors for election to the Board at the Fiscal 2025 Annual Meeting of Stockholders (the “2025 Annual Meeting”). However, the termination date is now 30 days before the nomination deadline for the Fiscal 2026 Annual Meeting of Stockholders, since the Company, in September 2025, provided notice to the Investor Group regarding its intention to irrevocably offer to renominate Michael Hildebrandt for election at the 2025 Annual Meeting, thus extending the Cooperation Agreement. For more information, see the Company’s Form 8-K filed with the SEC on November 18, 2024.

Independent Directors

Our Board of Directors is committed to sound and effective corporate governance, the foundation of which is our Board’s policy that a substantial majority of our directors should be independent. Mr. Crawford serves as our Lead Independent Director, providing a governing balance to our combined Chair and CEO leadership structure.

Our Board of Directors has determined that each of our directors, other than Mr. Traub, meets the independence requirements of the Nasdaq listing rules. In addition, the Board determined that each of Yacov A. Shamash and Judy Chambers, whose service as directors ended immediately following of the 2024 Annual Meeting, and Mr. Kagan, were independent when each served on the Board during Fiscal 2025. Mr. John Ratigan was not deemed to be independent during his service on the Board during Fiscal 2025 as he served as a member of management. The size of Comtech’s Board of Directors is seven directors, six of whom are independent. The Board of Directors regularly evaluates expanding its size to make room for additional potential candidates with relevant experience that would enhance the Board’s performance. In addition, our Board of Directors has determined that each member of our Nominating and Governance Committee, Audit Committee, and Compensation Committee is “independent” as defined by the applicable rules and regulations of Nasdaq and the SEC.

Executive sessions of the independent directors occur without the presence of the CEO and Chairman. The Board believes that executive sessions of the independent directors and the existence of a Lead Independent Director, play important roles in the governance structure of Comtech.

In fiscal 2025, the independent directors held 31 executive sessions. These sessions included discussion on a wide range of strategic matters.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Principal Accountant Fees and Services

The following is a summary of the fees billed to us for the fiscal year ended July 31, 2024 and fees billed to or payable by us for professional services rendered for the fiscal year ended July 31, 2025 by the Company’s principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates:

Fee Category	Fiscal 2025	Fiscal 2024

Audit fees (1)	$4,211,000	$2,203,000
Audit-related fees (2)	272,000	22,000
Tax fees (3)	4,000	139,000
All other fees (4)	12,000	12,000
Total fees	$4,499,000	$2,376,000

(1)Audit fees consist of fees for assurance and related services that are reasonably related to the performance of the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided in connection with statutory and regulatory filings or engagements. Audit fees include fees related to the audit of our report on internal control over financial reporting and issuance of consents.
(2)Audit-related fees consist of fees for services that are outside the scope of the engagement letter for the audit, but which are reasonably related to the performance of the audit or review of the consolidated financial statements.
(3)Tax fees consist of fees billed for professional services regarding federal, state and international tax compliance, tax advice and tax planning.
(4)All other fees represent technical accounting subscription fees and other permitted services other than those that meet the criteria above.

Our Audit Committee reviews each service performed by Deloitte on a case-by-case basis before approving all audit or permissible non-audit services. Our Audit Committee has concluded that the non-audit services provided by Deloitte are compatible with maintaining the independent registered public accounting firm’s independence.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    (1) The Registrant’s financial statements together with a separate index are annexed hereto.
(2) The Financial Statement Schedule listed in a separate index is annexed hereto.
(3) Exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
3(a)(i)	Restated Certificate of Incorporation of the Registrant, dated August 18, 2006	Exhibit 3(a)(i) to the Registrant’s 2006 Form 10-K
3(a)(ii)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Comtech Telecommunications Corp., dated December 28, 2021	Exhibit 3.1 to the Registrant's Form 8-K, filed December 30, 2021
3(a)(iii)	Third Amended and Restated By-Laws of the Registrant, dated September 26, 2017	Exhibit 3(a)(ii) to the Registrant’s 2017 Form 10-K
3(a)(iv)	Certificate of Designations of Series B-1 Convertible Preferred Stock, dated June 17, 2024	Exhibit 3.1 to the Registrant's Form 8-K filed June 18, 2024
3(a)(v)	Certificate of Elimination of Series B-1 Convertible Preferred Stock, dated October 23, 2024	Exhibit 3(a)(v) to the Registrant's 2024 Form 10-K
3(a)(vi)	Certificate of Designations of Series B-2 Convertible Preferred Stock, dated October 17, 2024	Exhibit 3.1 to the Registrant’s Form 8-K, filed October 18, 2024
3(a)(vii)	Certificate of Elimination eliminating the Series B-2 Convertible Preferred Stock, dated March 4, 2025	Exhibit 3.2 to the Registrant’s Form 8-K, filed March 4, 2025
3(a)(viii)	Certificate of Designations designating the Series B-3 Convertible Preferred Stock, dated March 4, 2025	Exhibit 3.1 to the Registrant’s Form 8-K, filed March 4, 2025
4(a)(i)	Form of Warrant Agreement	Exhibit 4.1 to the Registrant’s Form 8-K, filed March 4, 2025
4(a)(ii)	Description of Comtech Telecommunications Corp.'s Securities Registered Pursuant to Section 12 of the Exchange Act	Exhibit 4(a)(ii) to the Registrant’s 2025 Form 10-K originally filed November 10, 2025
10(a)*	Third Amended and Restated 2001 Employee Stock Purchase Plan	Appendix B to the Registrant’s Proxy Statement, filed November 18, 2022
10(b)*	2000 Stock Incentive Plan, Amended and Restated, dated December 15, 2022	Appendix A to the Registrant’s Proxy Statement, filed November 18, 2022
10(c)(1)*	Form of Stock Option Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(f)(7) to the Registrant’s 2005 Form 10-K
10(c)(2)*	Form of Stock Option Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2020	Exhibit 10(d)(3) to the Registrant's 2020 Form 10-K
10(d)(1)*	Form of Cash-Settled Performance Unit Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(e)(2) to the Registrant's 2023 Form 10-K
10(e)(1)*	Form of Long-Term Performance Share Award Agreement pursuant to the 2000 Stock Incentive Plan - 2018	Exhibit 10(f)(2) to the Registrant's 2019 Form 10-K

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
10(f)(1)*	Form of Restricted Stock Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2019	Exhibit 10(g)(3) to the Registrant's 2019 Form 10-K
10(f)(2)*	Form of Restricted Stock Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2022	Exhibit 10(g)(4) to the Registrant's 2022 Form 10-K
10(g)(1)*	Form of Restricted Stock Unit Agreement for Employees pursuant to the 2000 Stock Incentive Plan - 2017	Exhibit 10(h)(1) to the Registrant’s 2017 Form 10-K
10(g)(2)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(aa) to the Registrant’s 2016 Form 10-K
10(g)(3)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2020	Exhibit 10.1 to the Registrant's Form 10-Q, filed June 3, 2020
10(g)(4)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2022	Exhibit 10(h)(7) to the Registrant's 2022 Form 10-K
10(g)(5)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Employees pursuant to the 2000 Stock Incentive Plan - 2022	Exhibit 10(h)(8) to the Registrant's 2022 Form 10-K
10(h)(1)*	Form of Other Stock-Based Award Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(i)(3) to the Registrant's 2023 Form 10-K
10(i)(1)*	Form of Share Unit Agreement (eligible for dividend equivalents) for Employees pursuant to the 2000 Stock Incentive Plan	Exhibit 10.2 to the Registrant's Form 10-Q, filed December 9, 2013
10(i)(2)*	Form of Share Unit Agreement (eligible for dividend equivalents) for Employees pursuant to the 2000 Stock Incentive Plan - 2018	Exhibit 10(j)(2) to the Registrant's 2018 Form 10-K
10(j)*	Form of Indemnification Agreement between the Registrant and the Named Executive Officers and Certain Other Executive Officers	Exhibit 10.1 to Registrant’s Form 8-K, filed on March 8, 2007
10(k)(1)*	Form of Change-in-Control Agreement (Tier 1)	Exhibit 10(l)(1) to the Registrant's 2022 Form 10-K
10(k)(2)*	Form of Change-in-Control Agreement (Tier 2) between the Registrant and Certain Named Executive Officers (other than the CEO) and Certain Other Executive Officers	Exhibit 10(l)(2) to the Registrant's 2022 Form 10-K
10(k)(3)*	Form of Change-in-Control Agreement (Tier 2) between the Registrant and Certain Named Executive Officers (other than the CEO) and Certain Other Executive Officers (California Employees)	Exhibit 10.3 to the Registrant’s Form 8-K, filed June 7, 2017
10(k)(4)*	Form of Change-in-Control Agreement (Tier 2) between the Registrant and Certain Named Executive Officers (other than the CEO) and Certain Other Executive Officers (Divisional/Subsidiary Presidents)	Exhibit 10.4 to the Registrant’s Form 8-K, filed June 7, 2017
10(k)(5)*
Form of Change-in-Control Agreement (Tier 2) between the Registrant and Certain Named Executive Officers (other than the CEO) and Certain Other Executive Officers (California Divisional/Subsidiary Presidents)
Exhibit 10.5 to the Registrant’s Form 8-K, filed June 7, 2017
10(k)(6)*	Form of Change-in-Control Agreement (Tier 3) between the Registrant and Certain Non-Executive Officers	Exhibit 10.6 to the Registrant’s Form 8-K, filed June 7, 2017
10(l)*	Retirement and Transition Agreement, dated September 30 2019	Exhibit 10.1 to the Registrant's Form 10-Q, filed December 4, 2019

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
10(m)(1)	Credit Agreement, dated as of June 17, 2024, among Comtech Telecommunications Corp. and the lenders named therein	Exhibit 10.1 to the Registrant’s Form 8-K, filed June 18, 2024
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
Exhibit 10.1 to the Registrant's Form 8-K, filed December 21, 2021
10(p)(1)*	Employment Agreement, dated December 31, 2021, between Comtech and Michael Porcelain	Exhibit 10.1 to the Registrant's Form 8-K, filed January 5, 2022

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
10(p)(2)*	Restricted Stock Unit Agreement with Michael Porcelain Pursuant to the Comtech Telecommunications Corp. 2000 Stock Incentive Plan	Exhibit 10.2 to the Registrant's Form 10-Q, filed March 10, 2022
10(p)(3)*	Separation Agreement and General Release with Michael Porcelain, dated August 9, 2022	Exhibit 10.1 to the Registrant's Form 8-K, filed August 10, 2022
10(q)(1)*	CEO Employment Agreement with Ken Peterman, dated September 12, 2022	Exhibit 10.1 to the Registrant’s Form 8-K, filed September 13, 2022
10(q)(2)*	Restricted Stock Unit Agreement with Ken Peterman Pursuant to the Comtech Telecommunications Corp. 2000 Stock Incentive Plan	Exhibit 10.2 to the Registrant’s Form 8-K, filed September 13, 2022
10(q)(3)*	Long-Term Performance Share Award Agreement with Ken Peterman Pursuant to the Comtech Telecommunications Corp. 2000 Stock Incentive Plan	Exhibit 10.3 to the Registrant’s Form 8-K, filed September 13, 2022
10(q)(4)*	Long-Term Performance Share Award (VWAP) Agreement with Ken Peterman Pursuant to the Comtech Telecommunications Corp. 2000 Stock Incentive Plan	Exhibit 10.4 to the Registrant’s Form 8-K, filed September 13, 2022
10(r)*	Form of Executive Employment Agreement	Exhibit 10.1 to the Registrant’s Form 8-K, filed January 9, 2024
10(s)(1)*	Employment Agreement between Comtech Telecommunications Corp. and John Ratigan	Exhibit 10.1 to the Registrant’s Form 8-K, filed April 1, 2024
10(s)(2)*	Employment Agreement Amendment 1 between Comtech Telecommunications Corp. and John Ratigan	Exhibit 10.2 to the Registrant’s Form 8-K, filed April 1, 2024
10(s)(3)*	Employment Agreement, dated October 28, 2024, between Comtech Telecommunications Corp. and John Ratigan	Exhibit 10.7 to the Registrant’s Form 10-Q, filed January 13, 2025
10(s)(4)*	Separation Agreement, dated January 10, 2025, by and between Comtech Telecommunications Corp. and John Ratigan	Exhibit 10.1 to the Registrant’s Form 8-K, filed January 13, 2025
10(t)*	Form of Retention Bonus Agreement	Exhibit 10.1 to the Registrant’s Form 8-K, filed May 2, 2024
10(u)*	Comtech Telecommunications Corp. 2023 Equity and Incentive Plan, as amended	Exhibit 10.9 to the Registrant’s Form 10-Q, filed March 12, 2025
10(v)(1)*	Form of Restricted Stock Unit Agreement pursuant to the Comtech Telecommunications Corp. 2023 Equity and Incentive Plan	Exhibit 10.5 to the Registrant’s Form 10-Q, filed June 18, 2024
10(v)(2)*	Form of Long Term Performance Award Agreement pursuant to the Comtech Telecommunications Corp. 2023 Equity and Incentive Plan	Exhibit 10.6 to the Registrant’s Form 10-Q, filed June 18, 2024
10(v)(3)*	Form of Other Stock Award Agreement pursuant to the 2023 Equity and Incentive Plan	Exhibit 10(v)(3) to the Registrant’s 2024 Form 10-K
10(v)(4)*	Form of Restricted Stock Unit Agreement to Non-employee Directors pursuant to the Comtech Telecommunications Corp. 2023 Equity and Incentive Plan	Exhibit 10(v)(4) to the Registrant’s 2024 Form 10-K
10(v)(5)*	Form of Restricted Stock Agreement to Non-employee Directors pursuant to the Comtech Telecommunications Corp. 2023 Equity and Incentive Plan	Exhibit 10(v)(5) to the Registrant’s 2024 Form 10-K
10(v)(6)*	Form of Cash-Settled Performance Award Agreement Pursuant to Comtech Telecommunications Corp. 2023 Equity and Incentive Plan	Exhibit 10.9 to the Registrant’s Form 10-Q, filed January 13, 2025
10(w)(1)*	Employment Agreement, dated November 27, 2024, between Comtech Telecommunications Corp. and Kenneth H. Traub	Exhibit 10.8 to the Registrant’s Form 10-Q, filed January 13, 2025

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
10(w)(2)*	Employment Agreement Amendment No. 1, dated January 13, 2025, between Comtech Telecommunications Corp. and Kenneth H. Traub	Exhibit 10.3 to the Registrant’s Form 10-Q, filed March 12, 2025
10(x)(1)*	Employment Agreement, dated February 26, 2024, between Comtech Telecommunications Corp. and Jeffery Robertson	Exhibit 10.4 to the Registrant’s Form 10-Q, filed March 12, 2025
10(x)(2)*	Employment Agreement Amendment No. 1, dated January 10, 2025, between Comtech Telecommunications Corp. and Jeffery Robertson	Exhibit 10.5 to the Registrant’s Form 10-Q, filed March 12, 2025
10(y)	Cooperation Agreement, dated November 17, 2024, by and among Comtech Telecommunications Corp. and Michael Porcelain, Fred Kornberg and Oleg Timoshenko	Exhibit 10.1 to the Registrant’s Form 8-K, filed November 18, 2024
10(z)*	Form of Indemnification Agreement by and among Comtech Telecommunications Corp. and the Board of Directors and Certain Officers	Exhibit 10.1 to the Registrant’s Form 8-K, filed December 13, 2024
19	Insider Trading Policies and Procedures of the Company	Exhibit 19 to the Registrant’s 2024 Form 10-K originally filed October 30, 2024.
21	Subsidiaries of the Registrant	Exhibit 21 to the Registrant’s 2025 Form 10-K originally filed November 10, 2025
23.1	Consent of Independent Registered Public Accounting Firm	Exhibit 23.1 to the Registrant’s 2025 Form 10-K originally filed November 10, 2025
31.1	Certification of CEO and Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
97	Clawback Policy of the Company	Exhibit 97 to the Registrant's 2024 Form 10-K originally filed October 30, 2024.
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

COMTECH TELECOMMUNICATIONS CORP.

November 26, 2025	By: /s/ Kenneth H. Traub
(Date)	Kenneth H. Traub, Chairman of the Board President and Chief Executive Officer