Form 10-Q
period 2025-10-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2025-12-11
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☒	Smaller reporting company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of December 5, 2025, the number of outstanding shares of Common Stock, par value $0.10 per share, of the registrant was 29,629,375 shares.

Index

Index

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	October 31, 2025	July 31, 2025
Current assets:
Cash and cash equivalents	$43,635,000	40,019,000
Accounts receivable, net	140,275,000	144,837,000
Inventories, net	67,845,000	68,955,000
Prepaid expenses and other current assets	14,829,000	16,375,000
Total current assets	266,584,000	270,186,000
Property, plant and equipment, net	44,357,000	43,410,000
Operating lease right-of-use assets, net	31,972,000	30,812,000
Goodwill	204,625,000	204,625,000
Intangibles with finite lives, net	168,061,000	173,105,000
Deferred financing costs, net	1,749,000	1,907,000
Other assets, net	16,772,000	16,790,000
Total assets	$734,120,000	740,835,000
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,955,000	25,965,000
Accrued expenses and other current liabilities	61,083,000	58,423,000
Current portion of credit facility	4,050,000	4,050,000
Operating lease liabilities, current	6,487,000	7,250,000
Contract liabilities	59,355,000	62,546,000
Interest payable	—	15,000
Total current liabilities	156,930,000	158,249,000
Non-current portion of credit facility, net	116,643,000	114,414,000
Non-current portion of subordinated credit facility, net	100,135,000	95,588,000
Operating lease liabilities, non-current	30,978,000	29,376,000
Income taxes payable, non-current	1,867,000	1,818,000
Deferred tax liability, net	4,287,000	4,619,000
Long-term contract liabilities	20,287,000	21,005,000
Warrant and derivative liabilities	19,921,000	17,849,000
Other liabilities	4,030,000	3,950,000
Total liabilities	455,078,000	446,868,000
Commitments and contingencies (See Note 19)
Convertible preferred stock, par value $0.10 per share; authorized and issued 178,181 shares at October 31, 2025 (redemption value of $208,746,000 which includes accrued dividends of $1,554,000) and authorized and issued 178,181 shares at July 31, 2025 (redemption value of $204,153,000, which includes accrued dividends of $1,520,000)	193,448,000	189,545,000
Stockholders' equity:
Preferred stock, par value $0.10 per share; authorized and unissued 1,821,819 shares at both October 31, 2025 and July 31, 2025, respectively	—	—
Common stock, par value $0.10 per share; authorized 100,000,000 shares; issued 44,643,734 and 44,443,626 shares at October 31, 2025 and July 31, 2025, respectively	4,464,000	4,444,000
Additional paid-in capital	545,753,000	548,722,000
Retained deficit	(22,774,000)	(6,895,000)
	527,443,000	546,271,000
Less:
Treasury stock, at cost (15,033,317 shares at October 31, 2025 and July 31, 2025)	(441,849,000)	(441,849,000)
Total stockholders’ equity	85,594,000	104,422,000
Total liabilities, convertible preferred stock and stockholders’ equity	$734,120,000	740,835,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended October 31,
	2025	2024
Net sales	$111,032,000	115,800,000
Cost of sales	74,266,000	101,284,000
Gross profit	36,766,000	14,516,000

Expenses:
Selling, general and administrative	29,938,000	51,644,000
Research and development	3,790,000	3,713,000
Amortization of intangibles	5,044,000	6,593,000
CEO transition costs	751,000	598,000
Impairment of long-lived assets, including goodwill	—	79,555,000
Proxy solicitation costs	—	1,583,000
	39,523,000	143,686,000

Operating loss	(2,757,000)	(129,170,000)

Other expenses (income):
Interest expense	11,553,000	9,532,000
Interest (income) and other	(223,000)	635,000
Write-off of deferred financing costs and debt discounts	—	1,412,000
Change in fair value of warrants and derivatives	1,350,000	5,524,000

Loss before provision for income taxes	(15,437,000)	(146,273,000)
Provision for income taxes	442,000	2,134,000

Net loss	$(15,879,000)	(148,407,000)

Gain on extinguishment of convertible preferred stock	—	51,179,000

Adjustments to reflect redemption value of convertible preferred stock:
Dividends on convertible preferred stock, net	(3,903,000)	(58,634,000)
Net loss attributable to common stockholders	$(19,782,000)	(155,862,000)

Net loss per common share (See Note 5):
Basic	$(0.67)	(5.29)
Diluted	$(0.67)	(5.29)

Weighted average number of common shares outstanding – basic	29,618,000	29,446,000

Weighted average number of common and common equivalent shares outstanding – diluted	29,618,000	29,446,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)

	Three months ended October 31, 2025 and 2024
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of July 31, 2024	171,827	$180,076,000	43,766,109	$4,377,000	$640,145,000	$103,580,000	15,033,317	$(441,849,000)	$306,253,000
Equity-classified stock award compensation	—	—	—	—	155,000	—	—	—	155,000
Issuance of employee stock purchase plan shares	—	—	14,475	1,000	37,000	—	—	—	38,000
Issuance of restricted stock, net of forfeiture	—	—	26,234	3,000	(3,000)	—	—	—	—
Net settlement of stock-based awards	—	—	120,309	12,000	(259,000)	—	—	—	(247,000)
Extinguishment of convertible preferred stock	(171,827)	(183,489,000)	—	—	—	51,179,000	—	—	51,179,000
Issuance of convertible preferred stock (at fair value), excluding embedded derivatives	175,264	93,479,000	—	—	—	—	—	—	—
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends and change in fair value of embedded derivatives)	—	58,634,000	—	—	(52,255,000)	(6,379,000)	—	—	(58,634,000)
Reversal of dividend equivalents	—	—	—	—	—	27,000	—	—	27,000
Net loss	—	—	—	—	—	(148,407,000)	—	—	(148,407,000)
Balance as of October 31, 2024	175,264	$148,700,000	43,927,127	$4,393,000	$587,820,000	$—	15,033,317	$(441,849,000)	$150,364,000

Balance as of July 31, 2025	178,181	$189,545,000	44,443,626	$4,444,000	$548,722,000	$(6,895,000)	15,033,317	$(441,849,000)	$104,422,000
Equity-classified stock award compensation	—	—	—	—	1,127,000	—	—	—	1,127,000
Issuance of employee stock purchase plan shares	—	—	11,117	1,000	21,000	—	—	—	22,000
Net settlement of stock-based awards	—	—	188,991	19,000	(214,000)	—	—	—	(195,000)
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends and change in fair value of embedded derivatives)	—	3,903,000	—	—	(3,903,000)	—	—	—	(3,903,000)
Net loss	—	—	—	—	—	(15,879,000)	—	—	(15,879,000)
Balance as of October 31, 2025	178,181	$193,448,000	44,643,734	$4,464,000	$545,753,000	$(22,774,000)	15,033,317	$(441,849,000)	$85,594,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended October 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(15,879,000)	(148,407,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	3,000,000	2,895,000
Amortization of intangible assets	5,044,000	6,593,000
Amortization of stock-based compensation	1,127,000	155,000
Amortization of cost to fulfill assets	—	261,000
Paid-in-kind interest under term loan	—	2,082,000
Amortization of deferred financing costs, debt discount and accreted interest related to subordinated credit facility	5,192,000	248,000
Amortization of deferred financing costs and debt discount related to credit facility	1,371,000	973,000
Write-off of deferred financing costs and debt discount	—	1,412,000
Change in fair value of warrants and derivatives	1,350,000	5,524,000
(Benefit from) provision for allowance for doubtful accounts and contract assets	(455,000)	17,443,000
Provision for excess and obsolete inventory	137,000	12,546,000
Deferred income tax benefit	(332,000)	(166,000)
Impairment of long-lived assets, including goodwill	—	79,555,000
Changes in assets and liabilities, net of effects of divestiture:
Accounts receivable	5,017,000	(2,712,000)
Inventories	973,000	(1,214,000)
Prepaid expenses and other current assets	948,000	(995,000)
Other assets	9,000	(1,096,000)
Accounts payable	(543,000)	1,710,000
Accrued expenses and other current liabilities	4,309,000	(4,887,000)
Contract liabilities	(3,909,000)	4,218,000
Other liabilities, non-current	85,000	105,000
Interest payable	(15,000)	(521,000)
Income taxes payable	647,000	2,472,000
Net cash provided by (used in) operating activities	8,076,000	(21,806,000)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,256,000)	(2,415,000)
Net cash used in investing activities	(3,256,000)	(2,415,000)
Cash flows from financing activities:
Proceeds from subordinated credit facility	—	25,000,000
Repayment of term loan	(1,013,000)	—
Proceeds from issuance of employee stock purchase plan shares	22,000	38,000
Payment of deferred financing costs	—	(2,757,000)
Remittance of employees’ statutory tax withholding for stock awards	(189,000)	(666,000)
Payment of shelf registration costs	—	(94,000)
Cash dividends paid on common stock	(24,000)	(39,000)
Payment of convertible preferred stock issuance costs	—	(50,000)
Net cash (used in) provided by financing activities	(1,204,000)	21,432,000
Net increase (decrease) in cash and cash equivalents	3,616,000	(2,789,000)
Cash and cash equivalents at beginning of period	40,019,000	32,433,000
Cash and cash equivalents at end of period	$43,635,000	29,644,000
See accompanying notes to condensed consolidated financial statements.		(Continued)

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three months ended October 31,
	2025	2024
Supplemental cash flow disclosures:
Cash paid (received) during the period for:
Interest	$4,980,000	6,728,000
Income taxes, net	$(94,000)	37,000

Non-cash investing and financing activities:
Adjustment to reflect redemption value of convertible preferred stock	$3,903,000	58,634,000

Term loan amendment fee paid-in-kind	$2,107,000	3,250,000

Accrued term loan amendment fee	$702,000	—

Accrued additions to property, plant and equipment	$987,000	530,000

Accrued shelf registration costs	$—	76,000

Accrued deferred financing costs	$—	418,000

Issuance of restricted stock	$—	3,000

Reversal of dividend equivalents	$—	(27,000)

Unpaid convertible preferred stock issuance costs	$—	26,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     General

The accompanying Condensed Consolidated Financial Statements of Comtech Telecommunications Corp. and its subsidiaries ("Comtech," "we," "us," or "our") as of and for the three months ended October 31, 2025 and 2024 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Our Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements, filed with the Securities and Exchange Commission ("SEC"), for the fiscal year ended July 31, 2025 and the notes thereto contained in our Annual Report on Form 10-K, and all of our other filings with the SEC.

Certain reclassifications have been made to previously reported condensed consolidated financial statements to conform to the current fiscal period presentation.

Liquidity

At October 31, 2025 and December 10, 2025 (the date closest to the issuance date):

•total outstanding borrowings under our Credit Facility were $134,995,000 and $130,697,000, respectively; of such amounts, $17,641,000 and $12,641,000, respectively, was drawn on the Revolver Loan; on December 1, 2025, we repaid $5,000,000 of the Revolver Loan;

•total outstanding borrowings under our Subordinated Credit Facility were $101,471,000 and $102,057,000, respectively, including interest paid-in-kind or accrued on the $35,000,000 subordinated priority term loan; such amount does not include the $25,700,000 and $32,500,000, respectively, of make-whole amounts associated with the $65,000,000 portion of the Subordinated Credit Facility (pursuant to the terms discussed in Note (10) - Subordinated Credit Facility, as of December 3, 2025, the make-whole amount related to the $40,000,000 portion of the Subordinated Credit Facility increased from the initial 33.0% to 50.0%);

•the liquidation preference of our outstanding convertible preferred stock was $208,746,000 and $210,766,000, respectively (excluding potential increases in the liquidation preference and other obligations that could be triggered by, among other things, breaches of covenants and/or asset sales resulting in a change in control of the Company); and

•our available sources of liquidity totaled $50,988,000 and $36,903,000, respectively, which includes qualified cash and cash equivalents of $41,379,000 and $22,294,000, respectively, and the remaining available portion of the Revolver Loan of $9,609,000 and $14,609,000, respectively.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of the issuance date, we expect cash and cash equivalents and cash flows from both operating and financing activities to be our principal sources of liquidity. We believe these sources of liquidity will be sufficient to fund our operating and cash commitments for investing and financing activities over the next year beyond the issuance date. Over the next year beyond the issuance date, we believe that we will be able to generate sufficient positive cash inflows and maximize the remaining available portion of the Revolver Loan under our Credit Facility to continue as a going concern and comply with the covenants contained in our credit facilities. Our ability to meet future anticipated liquidity needs over the next year beyond the issuance date will largely depend on our ability to execute on our operational strategy, generate positive cash inflows from operations, maximize the remaining available portion of the Revolver Loan under our Credit Facility and or secure outside capital. Our ability to do so may also be affected by general economic, financial and other factors which are beyond our control.

CEO Transition Costs and Related

During the three months ended October 31, 2025 and 2024, CEO transition costs were $751,000 and $598,000, respectively, and consisted primarily of net legal expenses related to a former CEO, as well as third party CEO search firm expenses in the prior year comparable period.

(2)     Adoption of Accounting Standards and Updates

We are required to prepare our Condensed Consolidated Financial Statements in accordance with the FASB ASC, which is the source for all authoritative U.S. generally accepted accounting principles, which are commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs"). The following FASB ASUs have been issued and incorporated into the FASB ASC and have not yet been adopted by us:

•FASB ASU No. 2023-09, which among other things, enhances and establishes new income tax disclosure requirements, in addition to modifying and eliminating certain existing requirements. Most notably this ASU requires greater disaggregation of information in the effective tax rate reconciliation, including the inclusion of both percentages and amounts, specific categories, and additional information for reconciling items meeting a quantitative threshold defined by the guidance. Additionally, disclosures of income taxes paid and income tax expense must be disaggregated by federal, state and foreign taxes, with income taxes paid further disaggregated for individual jurisdictions that represent 5 percent or more of total income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024 (our fiscal 2026), with early adoption permitted. We are evaluating the impact of this ASU on our Condensed Consolidated Financial Statements and disclosures.

•FASB ASU No. 2024-03, which among other things, requires more detailed disclosures of certain categories of expenses (including purchases of inventory, employee compensation, depreciation and amortization) that are components of existing expense captions presented on the face of the income statement. All entities are required to apply the guidance prospectively with an option for retrospective application. This ASU is effective for annual reporting periods beginning after December 15, 2026 (our fiscal 2028), and interim periods within annual reporting periods beginning after December 15, 2027 (our first interim period of fiscal 2029), with early adoption permitted, as clarified in ASU No. 2025-01. The adoption of this ASU will impact our disclosures only and we do not expect it to have a material impact on our Condensed Consolidated Financial Statements.

•FASB ASU No. 2025-05, which among other things, provides all entities with a practical expedient that allows for the assumption that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating credit losses for such assets. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods (our fiscal 2027), with early adoption permitted. We are evaluating the impact of this ASU on our Condensed Consolidated Financial Statements and disclosures.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•FASB ASU 2025-06, which among other things, amends the criteria for recognizing and capitalizing costs related to internal-use software by replacing the previous project stage model with a principles-based framework. Under this ASU, costs are capitalized when management has authorized and committed to funding a software project, and it is probable that the project will be completed and the software used as intended. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods (our fiscal 2029), on either a prospective, retrospective or modified prospective transition method. We are evaluating the impact of this ASU on our Condensed Consolidated Financial Statements and disclosures.

•FASB ASU 2025-07, which among other things, refines the scope of the guidance on derivatives in ASC 815 and clarifies the guidance on share-based payments from a customer in ASC 606. The ASU is intended to address concerns about the application of derivative accounting to contracts that have features based on the operations or activities of one of the parties to the contract and to reduce diversity in the accounting for share-based payments in revenue contracts. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods (our fiscal 2028), with early adoption permitted. We are evaluating the impact of this ASU on our Condensed Consolidated Financial Statements and disclosures.

(3)     Revenue Recognition

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

	Three months ended October 31,
	2025	2024
United States
U.S. government	15.7%	35.4%
Domestic	54.7%	48.4%
Total United States	70.4%	83.8%

International	29.6%	16.2%
Total	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. As indicated in the table above, for both the three months ended October 31, 2025 and 2024, the U.S. government represented 10.0% or more of our consolidated net sales. Also, for the three months ended October 31, 2025, a top tier mobile network operator accounted for 10.6% of our consolidated net sales. For the three months ended October 31, 2024, except for the U.S. government, there were no customers that represented 10.0% or more of consolidated net sales. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented 10.0% or more of consolidated net sales for the three months ended October 31, 2025 and 2024.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize our disaggregation of revenue consistent with information reviewed by our Chief Operating Decision Maker ("CODM") for the three months ended October 31, 2025 and 2024. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors which impact our business:

	Three months ended October 31, 2025
	Satellite and Space Communications	Allerium	Total
Geographical region and customer type
U.S. government	$16,343,000	1,053,000	$17,396,000
Domestic	10,151,000	50,567,000	60,718,000
Total United States	26,494,000	51,620,000	78,114,000

International	28,623,000	4,295,000	32,918,000
Total	$55,117,000	55,915,000	$111,032,000
Contract type
Firm fixed-price	$52,148,000	55,915,000	$108,063,000
Cost reimbursable	2,969,000	—	2,969,000
Total	$55,117,000	55,915,000	$111,032,000
Transfer of control
Point in time	$39,435,000	104,000	$39,539,000
Over time	15,682,000	55,811,000	71,493,000
Total	$55,117,000	55,915,000	$111,032,000

	Three months ended October 31, 2024
	Satellite and Space Communications	Allerium	Total
Geographical region and customer type
U.S. government	$40,427,000	598,000	$41,025,000
Domestic	4,847,000	51,160,000	56,007,000
Total United States	45,274,000	51,758,000	97,032,000

International	13,659,000	5,109,000	18,768,000
Total	$58,933,000	56,867,000	$115,800,000
Contract type
Firm fixed-price	$48,261,000	56,867,000	$105,128,000
Cost reimbursable	10,672,000	—	10,672,000
Total	$58,933,000	56,867,000	$115,800,000
Transfer of control
Point in time	$30,174,000	722,000	$30,896,000
Over time	28,759,000	56,145,000	84,904,000
Total	$58,933,000	56,867,000	$115,800,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on our Condensed Consolidated Balance Sheets. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. For certain contracts with provisions that are intended to protect customers in the event we do not satisfy our performance obligations, billings occur subsequent to revenue recognition, resulting in unbilled receivables. Under ASC 606, unbilled receivables constitute contract assets. Except for impairments to certain unbilled receivables and work in process inventory during the three months ended October 31, 2024, there were no other material impairment losses recognized on contract assets during the three months ended October 31, 2025 and 2024, respectively. On large long-term contracts, and for contracts with international customers that do not do business with us regularly, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to-date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract. Under the typical payment terms for our contracts accounted for at a point in time, costs are accumulated in inventory until the time of billing, which generally coincides with revenue recognition. Of the current contract liability balance of $62,546,000 at July 31, 2025 and $65,834,000 at July 31, 2024, $22,755,000 and $28,764,000 was recognized as revenue during the three months ended October 31, 2025 and 2024, respectively.

We recognize the incremental costs to obtain or fulfill a contract as an expense when incurred if the amortization period of the asset is one year or less; otherwise, such costs are capitalized and amortized over the estimated life of the contract. During the three months ended October 31, 2025 and 2024, incremental costs to obtain contracts with an amortization period greater than one year were not material. During the three months ended October 31, 2025 and 2024, incremental costs to fulfill contracts with an amortization period greater than one year were $19,000 and $1,165,000, respectively.

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

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under indefinite delivery / indefinite quantity ("IDIQ") contracts. As of October 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $662,959,000 (which represents the amount of our consolidated funded backlog). We estimate that a substantial portion of our remaining performance obligations at October 31, 2025 will be completed and recognized as revenue during the next twenty-four month period, with the rest thereafter. During the three months ended October 31, 2025, revenue recognized from performance obligations satisfied, or partially satisfied, in previous periods (for example due to changes in the transaction price) was not material.

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

As further discussed in Note (9) - Credit Facility, we used Level 3 inputs to value the warrants issued to lenders in connection with our Credit Facility. As of October 31, 2025, we determined the fair value of such warrants based on the Black-Scholes option pricing model using the following estimates: exercise price of $0.10; risk free rate of 3.8%; volatility of 65.0%; expected life of 5.6 years; and dividend yield of 0%. We also used Level 3 inputs to value the combined embedded derivative liability associated with our Credit Facility. As of October 31, 2025, we determined the fair value of the combined embedded derivative liability using a with-and-without scenario-based discounted cash flow method, which reflected our estimates regarding the probability and timing of events that could result in additional payments of interest and/or fees to such lenders as stated in our Credit Facility.

As further discussed in Note (10) - Subordinated Credit Facility, we used Level 3 inputs to value the make-whole amount and combined embedded derivative liability associated with our Subordinated Credit Facility. As of October 31, 2025, we determined the fair value of the combined embedded derivative liability using a with-and-without scenario-based discounted cash flow method, which reflected our estimates regarding the probability and timing of events that could result in additional payments of interest and/or accelerated payments of principal and make-whole amounts to such lenders as stated in our Subordinated Credit Facility. The calculated fair value of the debt outstanding under the Subordinated Credit Facility approximated its carry value as of October 31, 2025.

As further discussed in Note (17) - Convertible Preferred Stock, we used Level 3 inputs to value the warrants contingently issuable and the combined embedded derivative liability associated with our Convertible Preferred Stock. As of October 31, 2025, we determined the fair value of Convertible Preferred Stock warrants using the Monte Carlo simulation model with the following assumptions: expected life of 6.0 years; risk free rate of 3.8%; expected volatility of 65.0%; and dividend yield of 0%. As of October 31, 2025, we determined the fair value of the combined embedded derivative liability using a with-and-without scenario-based discounted cash flow method, which reflected our estimates regarding the probability and timing of events that could result in additional and/or accelerated payments to our preferred shareholders, or the conversion of the Convertible Preferred Stock into common stock, pursuant to the terms of our Convertible Preferred Stock.

As of October 31, 2025 and July 31, 2025, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(5)    Earnings Per Share

Our basic earnings per share ("EPS") is computed based on the weighted average number of common shares (including vested but unissued stock units, share units, performance shares and restricted stock units ("RSUs")) outstanding during each respective period. Our diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of equity-classified stock-based awards, warrants issued to our lenders in connection with entering the Credit Facility and the assumed conversion of Convertible Preferred Stock, if dilutive, outstanding during each respective period. The warrants contingently issuable to our preferred shareholders upon a repurchase of the respective series of Convertible Preferred Stock are not reflected in diluted EPS. Pursuant to FASB ASC 260 "Earnings Per Share" ("ASC 260"), shares whose issuance is contingent upon the satisfaction of certain conditions are included in diluted EPS based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period. When calculating our diluted earnings per share, we consider the amount an employee must pay upon assumed exercise of stock-based awards, the amount of stock-based compensation cost attributed to future services and not yet recognized and the amount a holder must pay upon assumed exercise of warrants.

There were no repurchases of our common stock during the three months ended October 31, 2025 and 2024. See Note (18) - Stockholders’ Equity for more information.

Weighted average stock options, RSUs and restricted stock outstanding representing 1,023,000 and 986,000 shares for the three months ended October 31, 2025 and 2024, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 589,000 and 349,000 weighted average performance shares outstanding for the three months ended October 31, 2025 and 2024, respectively, as the performance conditions have not yet been satisfied. However, the numerator for EPS calculations for each respective period is reduced by the compensation expense related to these awards.

Weighted average common shares related to warrants issued in connection with entering the Credit Facility on June 17, 2024 of 1,370,000 and 1,414,000 for the three months ended October 31, 2025 and 2024, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Weighted average common shares underlying the assumed conversion of Convertible Preferred Stock, on an if-converted basis, of 25,931,000 and 23,053,000, for the three months ended October 31, 2025 and 2024, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. As a result, the numerator for our basic and diluted EPS calculation for the three months ended October 31, 2025 and 2024 is the respective net loss attributable to common stockholders.

The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended October 31,
	2025	2024
Numerator:
Net loss	$(15,879,000)	(148,407,000)
Gain on extinguishment of convertible preferred stock	—	51,179,000
Dividends on convertible preferred stock, net	(3,903,000)	(58,634,000)
Net loss attributable to common stockholders	$(19,782,000)	(155,862,000)

Denominator:
Denominator for basic and diluted calculation	29,618,000	29,446,000

As discussed further in Note (17) - Convertible Preferred Stock, such shares of preferred stock represent a "participating security" as defined in ASC 260. As a result, our EPS calculations for the three months ended October 31, 2025 and 2024 were based on the two-class method. Given the net loss attributable to common stockholders for the three months ended October 31, 2025 and 2024, there was no impact of applying the two-class method to our reported basic or diluted earnings per common share.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(6)     Accounts Receivable

Accounts receivable consist of the following at:

	October 31, 2025	July 31, 2025
Receivables from commercial and international customers	$66,330,000	57,713,000
Unbilled receivables from commercial and international customers	61,784,000	69,987,000
Receivables from the U.S. government and its agencies	14,366,000	15,610,000
Unbilled receivables from the U.S. government and its agencies	16,365,000	20,683,000
Total accounts receivable	158,845,000	163,993,000
Less allowance for doubtful accounts	18,570,000	19,156,000
Accounts receivable, net	$140,275,000	144,837,000

Unbilled receivables as of October 31, 2025 relate to contracts-in-progress for which revenue has been recognized, but for which we have not yet earned the right to bill the customer for work performed to-date. Under ASC 606, unbilled receivables constitute contract assets.

Excluding unbilled receivables related to the U.S. Marine Corps contract discussed below, management estimates that a substantial portion of the remaining net contract assets not yet billed at October 31, 2025 will be billed and collected within one year.

As of October 31, 2025, the U.S. government (and its agencies) and two domestic top tier mobile network operators represented 21.9%, 16.4% and 10.4% of net accounts receivable, respectively. There were no other customers which accounted for 10% or more of net accounts receivable.

As of July 31, 2025, the U.S. government (and its agencies) and two domestic top tier mobile network operators represented 25.1%, 14.5% and 10.5% of net accounts receivable, respectively. There were no other customers which accounted for 10% or more of net accounts receivable.

In December 2024, we received notice from our prime contractor to stop work associated with a legacy U.S. Marine Corps contract. Such contract was subsequently terminated. We initiated litigation against the prime contractor in order to enforce our rights. As of July 31, 2025, $15,701,000 of total receivables related to our contract remained outstanding. After the filing of our Form 10-K on November 10, 2025, we entered into discussions with our prime contractor to explore a comprehensive settlement of our pending litigation. Based on the status of such discussions as of the issuance date of our first quarter fiscal 2026 financial statements, and considering actions identified to further mitigate cost to both our prime contractor and the U.S. Marine Corps, we reduced cumulative net sales and receivables related to this contract in the first quarter of fiscal 2026 by $1,811,000. After taking into account these adjustments to our GAAP results and $203,000 of cash collections during the first quarter of fiscal 2026, total receivables related to our contract were $13,687,000 as of October 31, 2025. To date, no settlement has been reached with our prime contractor and the litigation between the parties remains pending in the courts. While we believe that we have meritorious claims, some or all of our receivables could be at risk of not being collected. Future results of operations related to our troposcatter solutions product line depend, in part, on the nature, timing and amount associated with resolving this matter.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(7)     Inventories

Inventories consist of the following at:

	October 31, 2025	July 31, 2025
Raw materials and components	$64,782,000	64,022,000
Work-in-process and finished goods	29,779,000	31,356,000
Total inventories	94,561,000	95,378,000
Less reserve for excess and obsolete inventories	26,716,000	26,423,000
Inventories, net	$67,845,000	68,955,000

As of October 31, 2025 and July 31, 2025, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $3,098,000 and $2,612,000, respectively, and the amount of inventory related to contracts from third-party commercial customers who outsource their manufacturing to us was $1,492,000 and $1,583,000, respectively.

(8)     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	October 31, 2025	July 31, 2025
Accrued wages and benefits	$25,156,000	21,158,000
Accrued contract costs	7,299,000	6,676,000
Accrued warranty obligations	8,433,000	8,475,000
Accrued commissions and royalties	5,056,000	4,867,000
Accrued contributions for constructing long-lived assets	2,755,000	2,789,000
Accrued legal costs	3,276,000	2,004,000
Other	9,108,000	12,454,000
Accrued expenses and other current liabilities	$61,083,000	58,423,000

Accrued contract costs represent direct and indirect costs on contracts as well as estimates of amounts owed for invoices not yet received from vendors or reflected in accounts payable.

Accrued warranty obligations as of October 31, 2025 relate to estimated liabilities for assurance type warranty coverage that we provide to our customers. We generally provide warranty coverage for some of our products for a period of at least one year from the date of delivery. We record a liability for estimated warranty expense based on historical claims, product failure rates, consideration of contractual obligations, future costs to resolve software issues and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Changes in our accrued warranty obligations during the three months ended October 31, 2025 and 2024 were as follows:

	Three months ended October 31,
	2025	2024
Balance at beginning of period	$8,475,000	7,049,000
Provision for warranty obligations	1,841,000	1,168,000
Charges incurred	(1,883,000)	(368,000)
Balance at end of period	$8,433,000	7,849,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(9)     Credit Facility

On June 17, 2024, we entered into a senior secured loan facility with a syndicate of lenders, which replaced our prior credit facility. As further discussed below, we subsequently amended the credit facility on October 17, 2024, March 3, 2025 and July 21, 2025 (the "Credit Facility"). At October 31, 2025, the Credit Facility consists of a remaining $117,354,000 term loan (the "Term Loan" facility) and (ii) an asset-based revolving credit facility with revolving commitments in an aggregate principal amount of $54,750,000, subject to borrowing base limitations as described below (the "Revolving Loan" facility). At closing, the proceeds were used to repay the prior credit facility in full and for working capital and other general corporate purposes. The obligations under the Credit Facility are guaranteed by certain of our domestic and foreign subsidiaries (the "Guarantors"), who have granted for the benefit of the lenders, a lien on, and first priority security interest in, substantially all of our tangible and intangible assets.

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

The Credit Facility was further amended on July 21, 2025 (the "Third Amendment") which, among other things: (i) suspends, until the four-quarter period ending January 31, 2027, testing of the Net Leverage Ratio, the Fixed Charge Coverage Ratio and the Minimum EBITDA covenants; (ii) altered the interest rate margins applicable to Term Loans (as described in further detail below); (iii) delays the scheduled repayment of a portion of the principal of the Term Loans (as described in further detail below); (iv) delays the scheduled repayment of fees due pursuant to the Second Amendment; (v) reduced the minimum EBITDA requirement (as described in further detail below); (vi) reduced the minimum quarterly average liquidity requirement from $17,500,000 to $15,000,000; (vii) permits us to engage in the sale or disposition of certain properties and assets approved by the Administrative Agent (the “Specified Permitted Individual Disposition”), on the terms, and subject to documentation, reasonably acceptable to the Administrative Agent, so long as 65% of the net cash proceeds are applied against the outstanding principal amount of the obligations under the Credit Facility and 35% of the net cash proceeds are applied against the outstanding principal amount of the subordinated term loans under the Subordinated Credit Facility (as defined below); and (viii) required us to adopt management incentive and retention arrangements for our key personnel.

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

In accordance with the terms of the Third Amendment, with the filing of our fiscal 2025 Form 10-K on November 10, 2025, we met the criteria to defer $3,037,500 of scheduled term loan repayments (otherwise due on July 31, 2025) until the maturity of the Credit Facility.

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

We accounted for the October 17, 2024, March 3, 2025 and July 21, 2025 amendments to our Credit Facility as debt modifications.

At the time of entering into the Third Amendment, and through and including the issuance date, there were no ongoing events of default. Over the next twelve months beyond the issuance date, we believe that it is probable we will be able to comply with the covenants required by the Credit Facility. As a result, we have presented our debt obligations as either current or long-term on the Condensed Consolidated Balance Sheet, based on their scheduled repayment or maturity dates.

Additional Credit Facility Details

In connection with entering the Credit Facility, the Term Loan lenders received 1,435,884 detachable warrants ("Lender warrants") granted at an exercise price of $0.10 per common share which entitles the Term Loan lenders to purchase 1,435,884 shares of our common stock from us at any time and from time to time after the Closing Date and on or prior to June 17, 2031, subject to certain adjustments. If the Term Loan is refinanced, the Term Loan lenders have the right to sell up to 50.0% of the warrants back to us for cash, at a 10.0% discount to the 30-day volume weighted average price of our common stock, subject to certain adjustments. We determined that the Lender warrants met the definition of a freestanding financial instrument that should be accounted for as a liability. We established an initial Lender warrant liability of $3,011,000, which was allocated as a discount against the Term Loan proceeds. The Lender warrant liability is classified in Warrant and derivative liabilities on the Condensed Consolidated Balance Sheets and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs, until the Lender warrants are exercised or expire. Changes in the estimated fair value of the Lender warrant liability are recognized in our Condensed Consolidated Statements of Operations as a non-cash expense or benefit. As of October 31, 2025 and July 31, 2025, the Lender warrant liability was remeasured to $3,964,000 and $3,007,000, respectively. For the three months ended October 31, 2025 and 2024, we recorded non-cash expenses of $957,000 and $690,000, respectively, in Other expenses (income) - Change in fair value of warrants and derivatives on the Condensed Consolidated Statements of Operations.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additionally, we identified several embedded derivatives that require bifurcation from the Credit Facility under ASC 815-15 "Embedded Derivatives" ("ASC 815"). Certain of these embedded features include contingent event of default and going concern interest rate increases and/or fees, which qualify for accounting as one combined embedded derivative liability. We established an initial embedded derivative liability of $3,116,000, which was allocated as a discount against the Term Loan proceeds. The combined embedded derivative liability is presented with the host instrument as part of the amount outstanding under the Credit Facility on the Condensed Consolidated Balance Sheets, and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs, until the embedded derivative features have zero probability of occurring or expire. Changes in the estimated fair value of the combined embedded derivative liability are recognized in our Condensed Consolidated Statements of Operations as a non-cash expense or benefit. As of October 31, 2025 and July 31, 2025, the combined embedded derivative liability was remeasured to $1,813,000 and $1,890,000, respectively. For the three months ended October 31, 2025 and 2024, we recorded a non-cash benefit of $77,000 and a non-cash expense of $1,951,000, respectively, in Other expenses (income) - Change in fair value of warrants and derivatives on the Condensed Consolidated Statements of Operations.

The following table summarizes the cumulative activity relating to deferred financing costs and discounts under the Credit Facility:

	Deferred Financing Costs			Discount
	Term Loan	Revolver	Total	Term Loan	Total

Credit facility and amendment fees	$6,626,000	4,328,000	$10,954,000	$16,812,000	$27,766,000
Term loan proceeds allocated to Lender warrants	—	—	—	3,011,000	3,011,000
Term loan proceeds allocated to embedded derivative	—	—	—	3,116,000	3,116,000
Write-off due to prepayments and reduced commitments	(1,788,000)	(1,707,000)	(3,495,000)	(5,482,000)	(8,977,000)
Amortization	(1,315,000)	(714,000)	(2,029,000)	(3,653,000)	(5,682,000)
Balance at July 31, 2025	$3,523,000	1,907,000	$5,430,000	$13,804,000	$19,234,000
Amortization	(247,000)	(159,000)	(406,000)	(965,000)	(1,371,000)
Balance at October 31, 2025	$3,276,000	1,748,000	$5,024,000	$12,839,000	$17,863,000

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

The amount of debt outstanding under our Credit Facility was as follows:

	October 31, 2025	July 31, 2025
Term Loan	$117,354,000	$116,260,000
Less: Unamortized deferred financing costs related to term loan	3,276,000	3,523,000
Less: Unamortized discount related to term loan	12,839,000	13,804,000
Term loan, net	101,239,000	98,933,000
Revolving Loan	17,641,000	17,641,000
Embedded derivative related to credit facility	1,813,000	1,890,000
Amount outstanding under credit facility, net	$120,693,000	118,464,000
Less: Current portion of credit facility	4,050,000	4,050,000
Non-current portion of credit facility, net	$116,643,000	$114,414,000

During the three months ended October 31, 2025, we had outstanding balances under our Credit Facility ranging from $133,901,000 to $135,305,000.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Subject to the lender's Revolving Loan commitment amount and consent right, availability under the Revolving Loan is subject to eligibility criteria set forth in the Credit Facility, and equal to a borrowing base in an amount equal to, from time to time: (a) 85% of the net book value of billed and invoiced accounts receivables; plus (b) 85% of the net book value of accounts receivables we have the right to bill but have not yet billed up to the lesser of (i) 12.5% of the amount calculated pursuant to the sum of clauses (a) and (b) and (ii) $15,000,000 of such accounts; plus (c) 60% of the net book value of all inventory, less (d) customary reserves. As of October 31, 2025 and July 31, 2025, our eligible Borrowing Base collateral, as defined under the Revolving Loan, was $107,254,000 and $101,222,000, respectively.

Interest expense related to our Credit Facility, including amortization of deferred financing costs and debt discount, recorded during the three months ended October 31, 2025 and 2024 was $6,261,000 and $9,252,000, respectively. Our blended interest rate related to the Credit Facility was 18.2% and 18.5% for the three months ended October 31, 2025 and 2024, respectively.

Interest expense related to our Credit Facility also includes an unused line fee of 0.50% per annum on the average unused Revolving Loan commitment, with no fee payable on the $27,500,000 of the $54,750,000 commitment that is subject to the consent right of the revolving lender and Agent.

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

(10)     Subordinated Credit Facility
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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On July 21, 2025, we entered into a second amendment (“Amendment No. 2”) which, among other things: (i) provided for the incurrence of a $35,000,000 incremental facility (as described in further detail below); (ii) suspends, until the four-quarter period ending January 31, 2027, testing of the Net Leverage Ratio, the Fixed Charge Coverage Ratio and the Minimum EBITDA covenants in the Subordinated Credit Facility; (iii) modified the interest rate applicable to the subordinated term loans (as described in further detail below); (iv) reduced the minimum EBITDA requirement (as described in further detail below); (v) reduced the minimum quarterly average liquidity requirement from $17,500,000 to $15,000,000; (vi) permits us to engage in the Specified Permitted Individual Disposition, on the terms, and subject to documentation, reasonably acceptable to the Subordinated Agent (subject to the same requirement with respect to the application of any net cash proceeds as discussed in Note (9) - Credit Facility; and (vii) required us to adopt management incentive and retention arrangements for our key personnel (also as discussed Note (9) - Credit Facility).

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

At the time of entering into Amendment No. 2, and through and including the issuance date, there were no ongoing events of default. Over the next twelve months beyond the issuance date, we believe that it is probable we will be able to comply with the covenants required by the Subordinated Credit Facility. As a result, we have presented our debt obligations as long-term on the Condensed Consolidated Balance Sheet, based on their scheduled maturity dates.

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
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additional Subordinated Credit Facility Details

The obligations under the Subordinated Credit Facility mature 90 days after the Credit Facility. Unlike the $35,000,000 tranche discussed above, the other two tranches of the Subordinated Credit Facility, which aggregate $65,000,000 of principal, are subject to Make-Whole Amounts with respect to certain repayments or prepayments equal to: (i) from the respective closing date of each tranche through (but not including) the date that is nine months thereafter, the principal repayment amount multiplied by 33.0%; (ii) from the date that is nine months after the applicable closing date through (but not including) the date that is the second anniversary of such closing date, the principal repayment amount multiplied by 50.0%; (iii) from the second anniversary of the applicable closing date and thereafter, the principal repayment amount multiplied by 75.0% plus, in the case of clause (iii), interest accrued on the principal amount outstanding at the Make-Whole Interest Rate (as defined below) starting on the second anniversary of the applicable closing date and calculated as of any such date of determination. The Make-Whole Interest Rate is a rate equal to 16.0% per annum, which is increased by 2.0% per annum upon the occurrence and during the continuation of an event of default under the Subordinated Credit Facility. As of the issuance date, the Make-Whole Amount percentage for each tranche within the $65,000,000 of principal is 50.0%.

We identified an embedded derivative related to redemption features that requires bifurcation from the Subordinated Credit Facility under ASC 815. We established a total embedded derivative liability of $16,864,000, which was allocated as a discount against the Subordinated Credit Facility proceeds. The embedded derivative liability is presented with the Non-current portion of subordinated credit facility, net on the Condensed Consolidated Balance Sheet and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs. Changes in the estimated fair value of the embedded derivative liability are recognized in our Condensed Consolidated Statements of Operations as a non-cash expense or benefit. As of October 31, 2025 and July 31, 2025, the embedded derivative liability was remeasured to $5,108,000 and $5,753,000, respectively. For the three months ended October 31, 2025 and 2024, we recorded a non-cash benefit of $645,000 and a non-cash expense of $248,000, respectively, in Other expenses (income) - Change in fair value of warrants and derivatives on the Condensed Consolidated Statements of Operations.

Deferred financing costs, discounts and the Make-Whole Amount are amortized as interest expense through the Subordinated Credit Facility maturity date using the effective interest method, and are presented as adjustments to the borrowings outstanding under such debt. Interest expense related to our Subordinated Credit Facility for the three months ended October 31, 2025 and 2024 was $5,274,000 and $248,000, respectively. Amendment No. 1 and Amendment No. 2 were accounted for as debt modifications.

The following table reconciles the amount outstanding under the Subordinated Credit Facility to its net carrying value:

	October 31, 2025	July 31, 2025
Subordinated credit facility	$101,471,000	100,144,000
Less: Unamortized deferred financing costs	1,452,000	1,528,000
Less: Unamortized discount	14,639,000	15,404,000
Plus: Accretion of make-whole amount	9,647,000	6,623,000
Subordinated credit facility, net - subtotal	95,027,000	89,835,000
Embedded derivative related to redemption features	5,108,000	5,753,000
Amount outstanding under the subordinated credit facility, net	100,135,000	95,588,000
Less: Current portion of subordinated credit facility	—	—
Non-current portion of subordinated credit facility, net	$100,135,000	95,588,000

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

Certain of our facility lease agreements (which are classified as operating leases) contain rent holidays or rent escalation clauses. For rent holidays and rent escalation clauses during the lease term, we record rental expense on a straight-line basis over the term of the lease. As of October 31, 2025, none of our leases contained a residual value guarantee and covenants included in our lease agreements are customary for the types of facilities and equipment being leased.

The components of lease expense are as follows:

	Three months ended October 31,
	2025	2024
Operating lease expense	$1,958,000	1,914,000
Short-term lease expense	38,000	32,000
Variable lease expense	1,164,000	1,177,000
Sublease income	—	(17,000)
Total lease expense	$3,160,000	3,106,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additional information related to leases is as follows:

	Three months ended October 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases - Operating cash outflows	$2,015,000	$2,130,000
ROU assets obtained in the exchange for lease liabilities (non-cash):
Operating leases	$2,671,000	$—

The following table is a reconciliation of future cash flows relating to operating lease liabilities presented on our Condensed Consolidated Balance Sheet as of October 31, 2025:

Remainder of fiscal 2026	$5,480,000
Fiscal 2027	6,578,000
Fiscal 2028	6,037,000
Fiscal 2029	5,512,000
Fiscal 2030	5,131,000
Thereafter	15,660,000
Total future undiscounted cash flows	44,398,000
Less: Present value discount	6,933,000
Lease liabilities	$37,465,000

Weighted-average remaining lease terms (in years)	7.52
Weighted-average discount rate	4.93%

As of October 31, 2025, we do not have any material rental commitments that have not already commenced.

(12)     Income Taxes

Our effective tax rate (including discrete tax items) for the three months ended October 31, 2025 and 2024 was (2.9)% and (1.5)%, respectively. The change in rate is primarily due to changes in expected product and geographical mix.

For purposes of determining our estimated annual effective tax rate ("AETR") to apply to earnings from continuing operations for fiscal 2026, the change in fair value of warrants and derivatives and CEO transition costs are considered significant, unusual or infrequently occurring discrete tax items and were excluded from the computation of such AETR.

During the three months ended October 31, 2025, we recorded a net discrete tax expense of $44,000 primarily related to interest expense accrued on unrecognized tax benefits. During the three months ended October 31, 2024, we recorded a net discrete tax benefit of $108,000 primarily related to proxy solicitation costs and CEO transition costs.

At October 31, 2025 and July 31, 2025, total unrecognized tax benefits were $8,143,000 and $8,084,000, respectively, including interest of $273,000 and $240,000, respectively. At October 31, 2025 and July 31, 2025, $1,867,000 and $1,818,000, respectively, of our unrecognized tax benefits were recorded as non-current income taxes payable on our Condensed Consolidated Balance Sheets. The remaining unrecognized tax benefits of $6,276,000 and $6,266,000 at October 31, 2025 and July 31, 2025, respectively, were presented as an offset to the associated deferred tax assets on our Condensed Consolidated Balance Sheets (the vast majority of which are subject to a full valuation allowance). We believe it is reasonably possible that the gross unrecognized tax benefits could decrease by as much as $196,000 in the next 12 months due to the expiration of statute of limitations related to federal, state and foreign tax positions.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In July 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted, resulting in significant changes to U.S. tax law. U.S. GAAP, specifically ASC 740, requires that the effects of an applicable change in tax law be recognized in the period of enactment. Accordingly, our financial statements and footnote disclosures reflect the impact of those provisions of the OBBBA that are currently applicable to us, such as bonus depreciation, changes in the tax treatment of U.S. research and experimental expenditures (and related deductions) and limitations imposed on business interest expense deductions. We continue to assess the potential impact of the OBBBA on U.S. research and experimental expenditures incurred in prior years, as the OBBBA provides optionality as to when these costs may be deducted.

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

We issue stock-based awards to certain of our employees and our Board of Directors pursuant to the 2023 Plan, as amended and/or restated from time to time, and our 2001 Employee Stock Purchase Plan, as amended and/or restated from time to time (the "ESPP"), and recognize related stock-based compensation in our condensed consolidated financial statements. The 2023 Plan provides for the granting to employees and consultants of Comtech (including prospective employees and consultants): (i) incentive and non-qualified stock options, (ii) restricted stock units ("RSUs"), (iii) RSUs with performance measures (which we refer to as "performance shares"), (iv) restricted stock, (v) stock units (reserved for issuance to non-employee directors) and share units (reserved for issuance to employees) (collectively, "share units") and (vi) stock appreciation rights ("SARs"), among other types of awards. Our non-employee directors are eligible to receive non-discretionary grants of stock-based awards, subject to certain limitations.

As of October 31, 2025, the aggregate number of shares of common stock which may be issued may not exceed 15,757,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and employee purchases under the ESPP with the issuance of new shares of our common stock.

As of October 31, 2025, we had granted stock-based awards representing the right to purchase and/or acquire an aggregate of 12,577,603 shares (net of 7,687,525 expired and canceled awards), of which an aggregate of 10,720,839 have been exercised or settled.

As of October 31, 2025, the following stock-based awards, by award type, were outstanding:

October 31, 2025
Stock options	96,250
Performance shares	594,102
RSUs, restricted stock and share units	1,166,412
Total	1,856,764

Our ESPP provides for the issuance of up to 1,300,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value on the first or last day of each calendar quarter, whichever is lower. Through October 31, 2025, we have cumulatively issued 1,116,028 shares of our common stock to participating employees in connection with our ESPP.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended October 31,
	2025	2024
Cost of sales	$56,000	104,000
Selling, general and administrative expenses	1,045,000	(14,000)
Research and development expenses	26,000	65,000
Stock-based compensation expense before income tax benefit	1,127,000	155,000
Estimated income tax benefit	—	(20,000)
Net stock-based compensation expense	$1,127,000	135,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At October 31, 2025, unrecognized stock-based compensation of $4,561,000, net of estimated forfeitures of $300,000, is expected to be recognized over a weighted average period of 1.7 years. Total stock-based compensation capitalized and included in ending inventory at both October 31, 2025 and July 31, 2025 was $198,000. There are no liability-classified stock-based awards outstanding as of October 31, 2025 or July 31, 2025.

Stock-based compensation expense, by award type, is summarized as follows:

	Three months ended October 31,
	2025	2024
Stock options	$—	17,000
Performance shares	323,000	(397,000)
RSUs, restricted stock and share units	797,000	521,000
ESPP	7,000	14,000
Stock-based compensation expense before income tax benefit	1,127,000	155,000
Estimated income tax benefit	—	(20,000)
Net stock-based compensation expense	$1,127,000	135,000

ESPP stock-based compensation expense includes the 15% discount offered to participants in the ESPP.

The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability on our Condensed Consolidated Balance Sheets as of October 31, 2025 and July 31, 2025. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting. There is no estimated income tax benefit recognized for three months ended October 31, 2025 in light of the valuation allowance established on all U.S. deferred tax assets.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options

The following table summarizes the Plan's activity:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2025	124,470	$20.45
Expired	(28,220)	28.35
Outstanding at October 31, 2025	96,250	$18.13	4.37	$—

Exercisable at October 31, 2025	96,250	$18.13	4.37	$—

Vested and expected to vest at October 31, 2025	96,250	$18.13	4.37	$—

Stock options outstanding as of October 31, 2025 have exercise prices ranging from $17.88 - $22.75, representing the fair market value of our common stock on the date of grant, a contractual term of ten years and a vesting period of five years.

Performance Shares, RSUs, Restricted Stock, Share Units and Other Stock-based Awards

The following table summarizes the Plan's activity:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2025	1,675,105	$6.53
Granted	439,624	2.26
Settled	(337,984)	6.67
Canceled/Forfeited	(16,231)	5.86
Outstanding at October 31, 2025	1,760,514	$5.45	$5,000,000

Vested at October 31, 2025	230,666	$9.18	$655,000

Vested and expected to vest at October 31, 2025	1,735,440	$5.46	$4,929,000

The total intrinsic value relating to fully-vested awards settled during the three months ended October 31, 2025 and 2024 was $775,000 and $636,000, respectively.

The performance shares granted to employees principally vest over a three-year performance period, if pre-established performance goals are attained, or as specified pursuant to the Plan and related agreements. As of October 31, 2025, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level, except for performance shares granted in fiscal 2023, which reflect lower-than-estimated achievement.

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

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of settlement of the underlying award. During the three months ended October 31, 2024, we reversed $27,000 of previously accrued dividend equivalents due to forfeitures and during the three months ended October 31, 2025 and 2024, we paid out $23,000 and $39,000, respectively. Accrued dividend equivalents were recorded as a reduction to retained earnings. As of October 31, 2025 and July 31, 2025, accrued dividend equivalents were $94,000 and $117,000, respectively.

With respect to the actual settlement of stock-based awards for income tax reporting, during the three months ended October 31, 2025, we have not recognized any tax benefit or expense in light of the valuation allowance established for all U.S. deferred tax assets. In the prior year comparable period, we recorded an income tax benefit of $25,000.

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

Our Satellite and Space Communications reportable operating segment is organized into four technology areas: satellite modem and amplifier technologies, troposcatter technologies, cybersecurity training and space components. This segment offers customers: satellite ground infrastructure technologies, services and system integration that facilitate the transmission of voice, video and data over GEO, MEO and LEO satellite constellations, including traveling wave tube power amplifiers, satellite modems, VSAT platforms and frequency converters; over-the-horizon microwave solutions that can transmit digitized voice, video, and data over distances up to 200 miles using the troposphere and diffraction; advanced cybersecurity training in support of U.S. government and certain commercial and university customers; and procurement and supply chain management of high reliability Electrical, Electronic and Electromechanical ("EEE") parts for satellite, launch vehicle and manned space applications.

Our Allerium reportable operating segment is organized into three service areas: next generation 911 and call delivery, call handling solutions, and trusted location and messaging solutions. This segment offers customers: Wireless/VolP 911 location and routing services to connect emergency calls to Public Safety Answering Points ("PSAPs"); SMS text to 911 services; next generation 911 solutions, providing emergency call routing, location validation, and policy-based routing rules, logging and security functionality; Emergency Services IP Network transport infrastructure for emergency services communications and support of next generation 911 services; call handling applications for PSAPs; wireless emergency alert solutions for network operators; and software and equipment for location-based and text messaging services for various applications, including for public safety, commercial and government services. The rebranding to Allerium did not change the composition of this reportable operating segment.

In connection with our adoption of ASU No. 2023-07 in fiscal 2025, and considering our transformation plan and most recent CODM's increased focus on profitability and cash flow generation on a GAAP basis, our CODM determined in fiscal 2025 to use GAAP operating income to measure our reportable operating segments' performance and to make decisions about resources to be allocated to each segment. Accordingly, historical segment tables below have been recast on that basis.

The CODM uses GAAP operating income to assess the results of each reportable operating segment against their respective plans and forecasts and, more generally, to peers and competitors in the markets in which we operate. The CODM also uses such metric to make decisions about allocating capital and personnel resources to the segments, evaluating which project(s) to undertake and or to prioritize, and determining the compensation of employees.

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

Reportable operating segment information, along with a reconciliation of segment GAAP operating income to consolidated income (loss) before income taxes is presented in the tables below:

	Three months ended October 31, 2025			Three months ended October 31, 2024
	Satellite and Space Communications	Allerium	Total	Satellite and Space Communications	Allerium	Total
Net sales	$55,117,000	55,915,000	$111,032,000	$58,933,000	56,867,000	$115,800,000
Cost of sales	40,058,000	34,152,000		64,643,000	36,537,000
Selling, general and administrative	9,447,000	9,957,000		29,662,000	8,654,000
Research and development	1,022,000	2,743,000		904,000	2,744,000
Amortization of intangibles	1,426,000	3,618,000		2,976,000	3,617,000
Impairment of long-lived assets, including goodwill	—	—		79,555,000	—
Segment operating income (loss)	$3,164,000	5,445,000	$8,609,000	$(118,807,000)	5,315,000	$(113,492,000)

Unallocated corporate expenses			10,615,000			13,497,000
Proxy solicitation costs			—			1,583,000
CEO transition costs			751,000			598,000
Interest expense			11,553,000			9,532,000
Interest (income) and other			(223,000)			635,000
Write-off of deferred financing costs			—			1,412,000
Change in fair value of warrants and derivatives			1,350,000			5,524,000
Loss before income taxes			$(15,437,000)			$(146,273,000)

Purchases of property, plant and equipment	$252,000	3,004,000	$3,256,000	$50,000	2,108,000	$2,158,000
Unallocated purchases of property, plant and equipment			—			257,000
Consolidated purchases of property, plant and equipment			$3,256,000			$2,415,000

Depreciation expense	$660,000	2,227,000	$2,887,000	$847,000	1,962,000	$2,809,000
Unallocated depreciation expense			113,000			86,000
Consolidated depreciation expense			$3,000,000			$2,895,000

Total segment assets	$241,390,000	456,670,000	$698,060,000	$300,262,000	458,443,000	$758,705,000
Unallocated assets			36,060,000			34,498,000
Consolidated assets			$734,120,000			$793,203,000

Unallocated expenses result from corporate expenses, such as executive compensation, accounting, legal and other regulatory compliance related costs and also includes all of our amortization of stock-based compensation.

During the three months ended October 31, 2025 and 2024, our Unallocated segment incurred $1,656,000 and $4,023,000, respectively, of restructuring costs primarily focused on legal and other expenses related to strategic alternatives and divestiture activities, as well as other initiatives to streamline our operations, align our cost structure with our future anticipated business and improve our liquidity.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the three months ended October 31, 2024, our Unallocated segment incurred $1,583,000 of proxy solicitation costs, consisting principally of legal and advisory fees. In November 2024, we entered into a cooperation agreement (the “Cooperation Agreement”) with Fred Kornberg, Michael Porcelain and Oleg Timoshenko (collectively the “Investor Group”). Pursuant to the Cooperation Agreement, our Board appointed Michael J. Hildebrandt to serve on the Board and agreed to nominate, support and recommend Mr. Hildebrandt for election at our Fiscal 2024 Annual Meeting of Stockholders (the "2024 Annual Meeting"). Also, we agreed not to renominate two incumbent directors for election at the 2024 Annual Meeting and the Investor Group agreed to withdraw its nomination of candidates for election to the Board at the 2024 Annual Meeting to, instead, support our slate of directors for election. Pursuant to the Cooperation Agreement, we and the Investor Group agreed to cooperate in good faith to identify an additional candidate to be appointed to the Board at a later date as an independent director. In September 2025, we provided notice to the Investor Group regarding our renomination of Mr. Hildebrandt at the Fiscal 2025 Annual Meeting of Stockholders. Accordingly, the Cooperation Agreement was extended until 30 days prior to the nomination deadline of our Fiscal 2026 Annual Meeting of Stockholders.

During the three months ended October 31, 2025 and 2024, our Unallocated segment incurred $751,000 and $598,000, respectively, of CEO transition costs. See Note (1) - General - CEO Transition Costs and Related for further information.

Interest expense in the above tables includes accreted interest related to our Subordinated Credit Facility, the amortization of deferred financing costs and debt discounts related to both credit facilities and the immediate expensing of certain financing fees related to refinancing and or amending our credit facilities. See Note (9) - Credit Facility and Note (10) - Subordinated Credit Facility for further discussion.

Intersegment sales for both the three months ended October 31, 2025 and 2024 between the Satellite and Space Communications segment and the Allerium segment were nominal. All intersegment sales are eliminated in consolidation and are excluded from the tables above.

Unallocated assets at October 31, 2025 consist principally of cash and cash equivalents, income taxes receivable, corporate property, plant and equipment and deferred financing costs. The large majority of our long-lived assets are located in the U.S.

(15)     Long-lived Assets, including Goodwill

The following table represents goodwill by reportable operating segment:

	Satellite and Space Communications	Allerium	Total
Balance as of October 31, 2025 and July 31, 2025	$30,535,000	174,090,000	$204,625,000

In accordance with FASB ASC 350, we perform a goodwill impairment analysis at least annually (on the first day of each fiscal year, August 1st), unless indicators of impairment exist in interim periods. If we fail the quantitative assessment of goodwill impairment, we would be required to recognize an impairment loss equal to the amount that a reporting unit's carrying value exceeded its fair value; however, any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

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

At both October 31, 2025 and July 31, 2025, accumulated goodwill impairment losses related to our Satellite and Space Communications segment totaled $128,480,000. Of such amount, $79,555,000 was recorded in the first quarter of the prior fiscal year, 2025. There are no accumulated impairments for our Allerium segment.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(16)     Intangible Assets

Intangible assets with finite lives are as follows:

	October 31, 2025
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$294,258,000	152,428,000	$141,830,000
Technologies	13.6	106,149,000	86,414,000	19,735,000
Trademarks and other	16.9	31,826,000	25,330,000	6,496,000
Total		$432,233,000	264,172,000	$168,061,000

	July 31, 2025
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$294,258,000	148,863,000	$145,395,000
Technologies	13.6	106,149,000	85,439,000	20,710,000
Trademarks and other	16.9	31,826,000	24,826,000	7,000,000
Total		$432,233,000	259,128,000	$173,105,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the three months ended October 31, 2025 and 2024 was $5,044,000 and $6,593,000, respectively.

The estimated amortization expense consists of the following for the fiscal years ending July 31:

2026	$19,128,000
2027	17,774,000
2028	17,774,000
2029	16,353,000
2030	14,446,000

We review net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. Based on our assessment, we believe that the carrying values of our net intangible assets were recoverable as of October 31, 2025. If business conditions deteriorate, we may be required to record impairment losses, and/or increase the amortization of intangibles in the future. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

(17)     Convertible Preferred Stock

Fiscal 2024 and Prior
On October 18, 2021, we entered into a Subscription Agreement (the “Subscription Agreement”) with certain affiliates and related funds of White Hat Capital Partners LP and Magnetar Capital LLC (collectively, the “Investors”). On October 19, 2021, pursuant to the terms of the Subscription Agreement, the Investors purchased an aggregate of 100,000 shares of Series A Convertible Preferred Stock, with a par value of $0.10 per share, for an aggregate purchase price of $100,000,000. White Hat Capital Partners LP is affiliated with Mark Quinlan, who serves as a member of our Board of Directors and was chairman of our Board of Directors through November 26, 2024.

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

On June 17, 2024, in connection with entering into the Credit Facility discussed in Note (9) - Credit Facility, we and the Investors agreed to change certain terms of the Series B Convertible Preferred Stock. The changes altered the preferred holders’ existing consent rights and existing put rights alongside payments upon a change of control following specified asset sales, in each case consistent with the Credit Facility. To effect these changes, we and the Investors entered into a Subscription and Exchange Agreement, pursuant to which the Investors: (i) exchanged, in a transaction exempt from registration under the Securities Act of 1933, all of the 166,121.22 shares of Series B Convertible Preferred Stock outstanding for 166,121.22 shares of our newly issued Series B-1 Convertible Preferred Stock, par value $0.10 per share (the “Series B-1 Exchange”), with an initial liquidation preference of $1,036.58 per share, and (ii) received 5,705.83 additional shares of Series B-1 Convertible Preferred Stock as a consent fee (the "Series B-1 Fee"). As a result of the Series B-1 Exchange, no shares of Series B Convertible Preferred Stock remain outstanding. We did not receive any cash proceeds from the Series B-1 Exchange.

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

On March 3, 2025, in connection with amending the Credit Facility and Subordinated Credit Facility (as discussed in Note (10) - "Subordinated Credit Facility"), we and the Investors agreed to change certain terms of the Series B-2 Convertible Preferred Stock. The changes provided the Investors with a board observer right and certain information access rights. These changes were effected through a Subscription and Exchange Agreement (the "Series B-3 Subscription and Exchange Agreement"), pursuant to which the Investors: (i) exchanged (the “Series B-3 Exchange”) all of the 175,263.58 shares of Series B-2 Convertible Preferred Stock outstanding for 175,263.58 shares of our newly issued Series B-3 Convertible Preferred Stock, par value $0.10 per share, with an initial liquidation preference of $1,104.48 per share (the per share liquidation preference of the Series B-2 Convertible Preferred Stock as of the date of issuance); and (ii) received 2,916.76 additional shares of Series B-3 Convertible Preferred Stock (the “Series B-3 Fee” and, together with the Series B Reimbursement, the Series B-1 Fee and the Series B-2 Fee, the “Additional Issuances”) and $650,000 in cash as a consent fee. As a result of the Series B-3 Exchange, no shares of Series B-2 Convertible Preferred Stock remain outstanding. We did not receive any cash proceeds from the Series B-3 Exchange.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Upon a repurchase of the Series B-3 Convertible Preferred Stock at 1.0x the liquidation preference, we will issue each respective holder a warrant (a “Warrant”). A Warrant will represent the right to acquire our common stock, as further described in the Series B-3 Subscription and Exchange Agreement, for a term of five years and six months from the issuance of such Warrant, at an initial exercise price equal to the conversion price on the date of issuance of such Warrant, subject to certain adjustments. We determined that our obligation to issue a Warrant met the definition of a freestanding financial instrument that should be accounted for as a liability. The Warrant liability is classified in Warrant and Derivative Liabilities on the Condensed Consolidated Balance Sheets and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs, until the Warrant is exercised or expires. Changes in the estimated fair value of the Warrant are recognized in our Condensed Consolidated Statements of Operations as a non-cash expense or benefit. As of October 31, 2025 and July 31, 2025, the Warrant liability was remeasured to $658,000 and $234,000, respectively. For the three months ended October 31, 2025 and 2024, we recorded a non-cash expense of $424,000 and $2,353,000, respectively, in Other expenses (income) - Change in fair value of warrants and derivatives on the Condensed Consolidated Statements of Operations.

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

We identified several embedded derivatives that require bifurcation from the Series B-2 Convertible Preferred Stock (and subsequent issuance of the Series B-3 Convertible Preferred Stock) under ASC 815, including the holders' right to: (i) require us to repurchase Series B-3 Convertible Preferred Stock upon the consummation of an asset sale meeting certain criteria, or in connection with a change in control; (ii) convert Series B-3 Convertible Preferred Shares into shares of our common stock; (iii) increase the dividend rate in certain circumstances; and (iv) elect to receive cash dividends in certain circumstances. When evaluating such embedded derivatives, we determined that the Series B-3 Convertible Preferred Stock was more akin to a debt-like host than an equity-like host. We also determined that such features qualify for accounting as one combined embedded derivative liability. We established an initial embedded derivative liability of $38,832,000, which was recorded as a reduction to the initial fair value of the Series B-2 Convertible Preferred Stock and presented with Warrant and Derivative Liabilities on the Condensed Consolidated Balance Sheets. The combined embedded derivative liability is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs. Changes in the estimated fair value of the combined embedded derivative liability are recognized in our Condensed Consolidated Statements of Operations as a non-cash expense or benefit. As of October 31, 2025 and July 31, 2025, the embedded derivative liability was remeasured to $15,298,000 and $14,608,000, respectively. For the three months ended October 31, 2025 and 2024, we recorded a non-cash expense of of $690,000 and $282,000 in Other expenses (income) - Change in fair value of warrants and derivatives on the Condensed Consolidated Statements of Operations.

Upon the Series B-2 Exchange, the initial estimated fair value of the Series B-2 Convertible Preferred Stock was $132,310,000. We reduced the initial estimated fair value of the Series B-2 Convertible Preferred Stock to establish the initial combined embedded derivative liability, as discussed above. We also adjusted the carrying value of the Series B-3 Convertible Preferred Stock at October 31, 2025 based on its redemption value of $208,746,000, which includes $1,554,000 of accumulated and unpaid dividends. Through October 31, 2025, as presented in the table below, the adjustments charged against retained earnings and additional paid in capital to increase the carrying value of each respective Series B Convertible Preferred Stock, while outstanding, to their respective redemption values totaled $100,161,000.

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

The following table presents a reconciliation of the adjustments to increase the carrying values of the Convertible Preferred Stock to their redemption values while outstanding:

Redemption value of Series B-3 Convertible Preferred Stock at October 31, 2025	$208,746,000
Less: Carrying value of combined embedded derivatives at October 31, 2025	15,298,000
Carrying value of Series B-3 Convertible Preferred Stock at October 31, 2025	193,448,000
Less: Initial carrying value of Series B-2 Convertible Preferred Stock on October 17, 2024	93,478,000
Less: Initial carrying value of Series B-3 Fee on March 3, 2025	3,221,000
Adjustment to increase the carrying value of Series B-3 Convertible Preferred Stock to its redemption value at October 31, 2025 and Series B-2 Convertible Preferred Stock (while outstanding)	96,749,000
Adjustment to increase carrying value of Series B-1 Convertible Preferred Stock to its redemption value (while outstanding)	3,412,000
Total adjustments to redemption values charged to Stockholder's Equity:
Through October 31, 2025	100,161,000
Less: Fiscal 2025 and prior	96,258,000
Three months ended October 31, 2025	$3,903,000

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

(18)     Stockholders’ Equity

Common Stock Repurchase Program
On September 29, 2020, our Board of Directors authorized a $100,000,000 stock repurchase program, which replaced our prior program. The $100,000,000 stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases during the three months ended October 31, 2025 and 2024.

Additional Paid in Capital
Cumulatively through October 31, 2025, $93,782,000 of the adjustments to the carrying values of outstanding Convertible Preferred Stock to their respective redemption values, while outstanding, were charged to additional paid in capital so as not to exceed the available amount of retained earnings at the time of such adjustments.

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

Mr. Peterman later filed a separate administrative complaint with the Department of Labor (Occupational Safety and Health Administration) making similar allegations and claiming that we retaliated against him in violation of the Sarbanes-Oxley Act of 2002. We independently investigated, with the assistance of an outside advisor, Mr. Peterman's allegations that he was a whistleblower and determined that such allegations were not substantiated. The U.S. Department of Labor dismissed Mr. Peterman’s administrative complaint on or about April 22, 2025. The appeal period has expired. Nevertheless, on July 18, 2025, Mr. Peterman filed a complaint in the U.S. District Court for the Southern District of New York (the "Court"), largely reciting the same claims he made in the prior Sarbanes-Oxley complaint with the Department of Labor. We promptly informed Mr. Peterman’s attorney that the suit was frivolous and sought leave of the Court to seek dismissal. Mr. Peterman’s attorney responded by withdrawing the lawsuit on September 5, 2025. Subsequently, on November 24, 2025, we filed an amended counterclaim in the above-referenced arbitration seeking damages for malicious prosecution, abuse of process, breach of contract and defamation as well as further claims for Mr. Peterman's breach of his fiduciary duties in addition to the counterclaims that we previously filed.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On May 22, 2025, DDTC issued a Request for Information, to which we replied. The DDTC investigation remains pending, however, in light of this request, we reevaluated our prior assessment of loss contingencies associated with this matter and determined that we may no longer conclude that the likelihood of a loss contingency is remote. Rather, it is now reasonably possible that a loss contingency (e.g., monetary penalties) exists related to this matter. Such penalties, if any, are not currently estimable by us given the early stage of our review, as well as that of the DDTC, and multiple positive mitigating factors that could affect the ultimate outcome, including but not limited to: the voluntary nature of our disclosure; our historical compliance record; the number of exports involved; the parties to whom the units were shipped; and the nature of the potential violation(s). In parallel, we submitted a Commodity Jurisdiction ("CJ") request to DDTC on July 30, 2025, in support of its initial classifications of the exports under investigation. The CJ remains pending. Based on such determination, we have not accrued for any loss contingencies related to this matter as of October 31, 2025.

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

(20)     Cost Reduction and Restructuring Related Activities

In connection with our transformation plan, we implemented multiple reductions in force throughout our organization and in all of our segments. Through October 31, 2025, such reductions approximated 23% of our workforce as of July 31, 2024, or approximately $47,000,000 in annualized labor costs. At October 31, 2025, we had approximately 1,345 employees (including temporary employees and contractors), compared to 1,676 as of July 31, 2024.

Our severance liability was $588,000 and $762,000, respectively, as of October 31, 2025 and July 31, 2025. Severance costs, recorded within selling, general and administrative expenses in our Condensed Consolidated Statements of Operations, were $447,000 and $3,633,000, respectively, for the three months ended October 31, 2025 and for all of fiscal 2025. Severance payments were $621,000 and $3,900,000, respectively, for the three months ended October 31, 2025 and for all of fiscal 2025.

Index
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains, and oral statements made by our representatives from time to time may contain, forward-looking statements. Forward-looking statements can be identified by words such as: "anticipate," "believe," "continue," "could," "estimate," "expect," "future," "goal," "outlook," "intend," "likely," "may," "plan," "potential," "predict," "project," "seek," "should," "strategy," "target," "will," "would," and similar references to future periods, or the negative of those words and expressions, as well as statements in future tense. Forward-looking statements include, among others, statements regarding our expectations for our strategic alternatives process, our expectations for further portfolio-shaping opportunities, our expectations for other operational initiatives, our expectations for completing further financing initiatives, our future performance and financial condition, the plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives of our management to be materially different from the results, performance or other expectations implied by these forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that are difficult to predict and many of which are outside of our control. Factors that could cause actual results to differ materially from current expectations include, among other things: the outcome and effectiveness of the aforementioned strategic alternatives process, further portfolio-shaping opportunities, other operational initiatives, and the completion of further financing activities; our ability to access capital and liquidity; our ability to implement changes in our executive leadership; the possibility that the expected benefits from our strategic activities will not be fully realized, or will not be realized within the anticipated time periods; the risk that acquired businesses will not be integrated successfully; impacts from, and uncertainties regarding, future actions that may be taken by activist stockholders; the possibility of disruption from acquisitions or dispositions, making it more difficult to maintain business and operational relationships or retain key personnel; the risk that we will be unsuccessful in implementing a tactical shift in our Satellite and Space Communications segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche products and solutions with higher margins; the nature and timing of our receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; the timing and amount of adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements or rebranding; changing customer demands and/or procurement strategies and our ability to scale opportunities and deliver solutions to current and prospective customers; changes and uncertainty in prevailing economic and political conditions (including financial and capital market conditions), including as a result of military conflicts or any tariff, trade restrictions or similar matters; impact of government shutdowns; changes to government procurement practices; changes in the price of oil in global markets; changes in prevailing interest rates and foreign currency exchange rates; risks associated with our legal proceedings, customer claims for indemnification, and other similar matters; risks associated with our obligations under our credit facilities; risks associated with our large contracts; risks associated with supply chain disruptions; and other factors described in this and our other filings with the Securities and Exchange Commission ("SEC"). However, these risks are not the only risks that we face. Additional risks and uncertainties, not currently known to us or that do not currently appear to be material, may also materially adversely affect our business, financial condition and/or operating results in the future. We describe risks and uncertainties that could cause actual results and events to differ materially in the "Risk Factors" (Part I, Item 1A), "Management’s Discussion and Analysis of Financial Condition and Results of Operations" (Part II, Item 7) and "Quantitative and Qualitative Disclosures about Market Risk" (Part II, Item 7A) in our Annual Report on Form 10-K filed with the SEC on November 10, 2025, and in "Risk Factors" (Part II, Item 1A) and "Quantitative and Qualitative Disclosures about Market Risk" (Part I, Item 3) of this Quarterly Report on Form 10-Q. We do not intend to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise, except as required by law.

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

We manage our business through two reportable operating segments: Satellite and Space Communications and Allerium. See Part I. - Financial Information - Item 1. Notes to Condensed Consolidated Financial Statements - Note (14) - Segment Information for further description and information related our segments.

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

Revenue Recognition. In accordance with FASB ASC 606 - Revenue from Contracts with Customers ("ASC 606"), we record revenue in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (3) - Revenue Recognition and Part I. - Financial Information - Item 4. Controls and Procedures for further information.

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

Index

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

The impact of gross favorable and unfavorable changes in contract estimates on reported gross margin is presented in the table below:

	Three months ended October 31,
	2025	2024
Gross favorable changes	$1,462,000	2,713,000
Gross unfavorable changes	(1,786,000)	(8,920,000)
Net changes	$(324,000)	(6,207,000)

Impairment of Long-Lived Assets, Including Goodwill. As of October 31, 2025, total goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $204.6 million (of which $30.5 million relates to our Satellite and Space Communications segment and $174.1 million relates to our Allerium segment). Additionally, as of October 31, 2025, net intangibles recorded on our Condensed Consolidated Balance Sheet aggregated $168.1 million (of which $39.8 million relates to our Satellite and Space Communications segment and $128.3 million relates to our Allerium segment). For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, our segments each constitute a reporting unit and we must make various assumptions in determining their estimated fair values. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (15) - Long-lived Assets, including Goodwill for further information. Ongoing and future actions supporting our transformation plan could result in a material impairment of our goodwill and/or intangible assets.

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

Accounting for Income Taxes. Our deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and applying enacted tax rates expected to be in effect for the year in which we expect the differences to reverse. Our provision for income taxes is based on domestic (including federal, state and local) and international statutory income tax rates in the tax jurisdictions where we operate, permanent differences between financial reporting and tax reporting and available credits and incentives. The U.S. and Canadian governments are our most significant income tax jurisdictions.

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

As it relates to software developed for the purpose of internal-use (e.g., hosted "SaaS" applications within our Allerium segment), costs capitalized primarily consist of direct labor and third-party vendor costs associated with creating the software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred) and the post-implementation/operation stage (all costs are expensed as incurred). Costs capitalized in the application development stage include costs related to the design and implementation of the selected software components, software build and configuration infrastructure, and software interfaces. Capitalization of costs requires judgment in determining when a project has reached the application development stage, the proportion of time spent in the application development stage, and the period over which we expect to benefit from the use of that software. For the three months ended October 31, 2025 and 2024, internal-use software costs capitalized were $1.6 million and $1.0 million, respectively. Capitalized internal use software costs are amortized once the software is placed in service on the straight-line method over the estimated useful life of the software, which is generally three years.

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

Index
Derivative Instruments and Warrant Liabilities. We evaluate our financial instruments, including our Credit Facility, Subordinated Credit Facility, Convertible Preferred Stock and warrants to issue our common stock pursuant to the terms of such instruments, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Such evaluation considers a qualitative and quantitative assessment of whether the host instrument is more debt or equity-like, and if embedded derivatives should be bifurcated from the host instrument and/or combined for accounting purposes. For derivatives that are accounted for as liabilities, the derivative is initially recorded at its estimated fair value and is then re-valued at each reporting date, with changes in its estimated fair value reported in our Condensed Consolidated Financial Statements. To estimate such fair values, with the assistance of a third party valuation expert, we primarily use Monte Carlo simulation models, on a with and without basis, or Black-Scholes option pricing models, each adjusted for instrument-specific terms. Due to the nature of our derivative instruments and warrant liabilities, we must use Level 3 inputs for estimating fair value, which are unobservable inputs developed using the best available information under the circumstances. Level 3 inputs are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect our assumptions related to how market participants would use similar inputs to price the asset or liability. Accordingly, our estimates and assumptions could prove to be inaccurate. Also, changes in such estimates and assumptions from period to period could be material to our results of operations and financial condition. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (4) - Fair Value Measurements and Financial Instruments for further information.

Fiscal 2026: First Quarter Results and Business Outlook

Financial results for the first quarter of fiscal 2026 include:

•Consolidated net sales were $111.0 million, compared to $130.4 million in the fourth quarter of fiscal 2025 and $115.8 million in the first quarter of fiscal 2025; the more recent period reflects the impacts of earlier-than-anticipated orders and net sales, as well as certain contracts nearing completion in the fourth quarter of fiscal 2025; additionally, performance in the first quarter of fiscal 2026, particularly in our Satellite and Space Communications segment, reflects the impacts of timing delays in orders and net sales as a result of the recent U.S. government shutdown, as well as the decision to phase out and eliminate certain low margin revenues;

•Gross margin was 33.1%, compared to 31.2% in our fourth quarter of fiscal 2025 and 12.5% in our first quarter of fiscal 2025; the sequential improvement in our quarterly gross margin percentage builds upon the quarterly trend achieved throughout fiscal 2025, which reflects the impact of actions to reduce cost of goods sold and to improve product mix;

•GAAP net loss attributable to common stockholders was $19.8 million and included, among other things: (i) non-cash charges of $18.0 million, of which (a) $6.6 million related to the amortization of deferred financing costs, debt discount, accreted interest and interest paid-in-kind associated with our senior and subordinated credit facilities; (b) $5.0 million related to the amortization of intangible assets; (c) $3.9 million related to net paid-in-kind dividends associated with our Convertible Preferred Stock; (d) $1.4 million related to the remeasurement of warrants and derivatives; and (e) $1.1 million related to the amortization of stock-based compensation; and (ii) cash charges of $3.2 million, of which (x) $2.4 million related to restructuring costs; and (y) $0.8 million related to CEO transition costs;

•GAAP EPS net loss of $0.67 and Non-GAAP EPS net loss of $0.18;

•Adjusted EBITDA (a Non-GAAP financial measure discussed below) of $9.6 million, compared to Adjusted EBITDA of $13.3 million for the fourth quarter of fiscal 2025 and negative $30.8 million for the first quarter of fiscal 2025;

•New bookings (also referred to as orders) of $101.9 million, resulting in a quarterly book-to-bill ratio of 0.92x (a measure defined as bookings divided by net sales); as part of our transformation plan, we have refocused and prioritized our sales efforts to target higher margin opportunities in which we have greater differentiation;

•Backlog of $663.0 million as of October 31, 2025, compared to $672.1 million as of July 31, 2025 and $811.0 million as of October 31, 2024; new bookings and backlog do not yet include the full value of the $130.0 million plus, multi-year contract extension awarded to us by a U.S. domestic top tier mobile network operator in November 2025;

•Revenue visibility of approximately $1.1 billion as of October 31, 2025; we measure this revenue visibility as the sum of our $663.0 million of funded backlog, plus the total unfunded value of certain multi-year contracts that we have received and from which we expect future orders; and

Index
•Cash flows provided by operating activities were $8.1 million, our third consecutive quarter of positive operating cash flows; this includes $2.2 million in aggregate payments for restructuring costs, including severance, and CEO transition costs; cash flows provided by operating activities would have been $10.3 million without these restructuring costs; operating cash flows in the first quarter of fiscal 2026 include $4.9 million of total net cash paid for interest and income taxes.

Non-GAAP financial measures discussed above are reconciled to the most directly comparable GAAP financial measures in the table included in the below section “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended October 31, 2025 and 2024.”

Other Key Business Developments and Updates

Satellite and Space Communications

Our Satellite and Space Communications segment continues to focus on capitalizing on our differentiated capabilities, thoughtfully evaluating the product portfolio and implementing initiatives to improve margins and cash flow generation.

During the first quarter of fiscal 2026, we were awarded:

•over $7.8 million in orders from an international reseller of our troposcatter family of systems ("FoS"), including Modular Transportable Transmission Systems ("MTTS") and Multi-Path Radios ("MPRs") intended for use in multiple international government end user applications;

•approximately $4.0 million in aggregate orders related to satellite ground infrastructure solutions, including production units, intended for use in a new LEO satellite constellation network being deployed;

•an approximate $2.5 million hardware order awarded to us by a leading aerospace, aviation and defense company based in the U.S.;

•an award, valued in excess of $2.0 million, calling for the supply of MTTS units to the U.S. Army;

•approximately $2.0 million in aggregate orders for satellite ground infrastructure solutions intended for use in support of a MEO satellite constellation;

•over $1.8 million in orders related to providing spare and repair services to various customers of our amplifier solutions;

•over $1.8 million of incremental orders related to the supply of initial production units to our prime contractor in support of two next-generation satellite modem contracts, which we expect will be moving into full production during fiscal 2026;

•an order, valued in excess of $1.4 million, related to supply of multi-band amplifiers; and
•incremental funding of approximately $1.3 million for continued, ongoing training and support of complex cybersecurity operations for U.S. government customers.

In September 2025, as part of our operational efficiency and cost savings plans, we made the decision to migrate certain production capabilities and operational functions to our manufacturing operations in Chandler, Arizona. Such initiative is expected to: be completed in fiscal 2026, result in increased manufacturing efficiencies, allow us to further optimize our facilities footprint and result in recurring annualized cost savings of approximately $3.0 million.

Index
In December 2024, we received notice from our prime contractor to stop work associated with a legacy U.S. Marine Corps contract. Such contract was subsequently terminated. We initiated litigation against the prime contractor in order to enforce our rights. As of July 31, 2025, $15.7 million of total receivables related to our contract remained outstanding. After the filing of our Form 10-K on November 10, 2025, we entered into discussions with our prime contractor to explore a comprehensive settlement of our pending litigation. Based on the status of such discussions as of the issuance date of our first quarter fiscal 2026 financial statements, and considering actions identified to further mitigate cost to both our prime contractor and the U.S. Marine Corps, we reduced cumulative net sales and receivables related to this contract in the first quarter of fiscal 2026 by $1.8 million. After taking into account these adjustments to our GAAP results and $0.2 million of cash collections during the first quarter of fiscal 2026, total receivables related to our contract were $13.7 million as of October 31, 2025. To date, no settlement has been reached with our prime contractor and the litigation between the parties remains pending in the courts. While we believe that we have meritorious claims, some or all of our receivables could be at risk of not being collected. Future results of operations related to our troposcatter solutions product line depend, in part, on the nature, timing and amount associated with resolving this matter.

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

During the first quarter of fiscal 2026, we were awarded:

•approximately $27.0 million of initial funding toward a multi-year contract extension ultimately awarded to us in November 2025 and valued in excess of $130.0 million; this contract (a) was awarded to us by Allerium's largest customer, a leading telecommunications company in the U.S. known for its network reliability and security, (b) is for scalable services, and (c) reinforces Allerium's commitment to helping carriers and public safety organizations modernize critical infrastructure and optimize service reliability with confidence;

•over $15.0 million of incremental, multi-year funding related to the continued deployment of NG-911 solutions for a state in the southwestern region of the U.S.; and

•various funded orders from a top tier U.S. mobile network operator, aggregating $5.8 million and primarily for maintenance and new feature releases associated with previously deployed wireless location-based solutions.

Unallocated

In December 2025, as part of our ongoing board refreshment initiatives, our Board of Directors (the “Board”) appointed Mary Jane Raymond as an independent director. Ms. Raymond’s extensive corporate finance, internal control oversight, mergers and acquisitions and operational experience qualifies Ms. Raymond to serve on the Board.

Business Outlook

While business conditions and our operational and financial performance have improved over the past several quarters, the operating environment remains largely unpredictable due to many factors, including but not limited to those matters discussed throughout this Form 10-Q and in our Cautionary Statement Regarding Forward-Looking Statements in this Form 10-Q. Such conditions and factors have caused and could cause variability in our financial results from period to period. Accordingly, we are not providing forward-looking guidance on a GAAP or Non-GAAP basis.

Additional information related to our Business Outlook for Fiscal 2026 and a definition and explanation of Adjusted EBITDA is included in the below section Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended October 31, 2025 and 2024.

Index
COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2025 AND 2024

Net Sales. Consolidated net sales were $111.0 million and $115.8 million for the three months ended October 31, 2025 and 2024, respectively, representing a decrease of $4.8 million, or 4.1%. The period-over-period decrease reflects lower net sales in both segments, as further discussed below.

Satellite and Space Communications
Net sales in our Satellite and Space Communications segment were $55.1 million for the three months ended October 31, 2025 as compared to $58.9 million for the three months ended October 31, 2024, a decrease of $3.8 million, or 6.5%. Related segment net sales for the three months ended October 31, 2025 primarily reflect anticipated lower net sales of our troposcatter solutions. Our Satellite and Space Communications segment represented 49.6% of consolidated net sales for the three months ended October 31, 2025, as compared to 50.9% for the three months ended October 31, 2024. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the three months ended October 31, 2025 and 2024 was 0.77x and 0.99x, respectively. Such change reflects, in part, the decision to phase out and eliminate certain low margin revenue.

Allerium
Net sales in our Allerium segment were $55.9 million for the three months ended October 31, 2025, as compared to $56.9 million for the three months ended October 31, 2024, a decrease of $1.0 million, or 1.8%. Related segment net sales for the three months ended October 31, 2025 primarily reflect lower net sales of our call handling solutions, offset in part by higher net sales of our NG-911 services. Our Allerium segment represented 50.4% of consolidated net sales for the three months ended October 31, 2025, as compared to 49.1% for the three months ended October 31, 2024. Our book-to-bill ratio in this segment for the three months ended October 31, 2025 and 2024 was 1.06x and 1.22x, respectively. In the three months ended October 31, 2025, we were awarded approximately $27.0 million of initial funding toward a multi-year contract extension ultimately awarded to us by a U.S. domestic mobile network operator in November 2025 and valued in excess of $130.0 million.

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

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the three months ended October 31, 2025 and 2024 are as follows:

	Three months ended October 31,
	2025	2024	2025	2024	2025	2024
	Satellite and Space Communications		Allerium		Consolidated
U.S. government	29.7%	68.6%	1.9%	1.0%	15.7%	35.4%
Domestic	18.4%	8.2%	90.4%	90.0%	54.7%	48.4%
Total U.S.	48.1%	76.8%	92.3%	91.0%	70.4%	83.8%

International	51.9%	23.2%	7.7%	9.0%	29.6%	16.2%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. DoD, intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. For the three months ended October 31, 2025 and 2024, the U.S. government represented 10.0% or more of our consolidated net sales. Also, for the three months ended October 31, 2025, a top tier mobile network operator accounted for 10.6% of our consolidated net sales. For the three months ended October 31, 2024, except for the U.S. government, there were no customers that represented 10.0% or more of consolidated net sales. International sales for the three months ended October 31, 2025 and 2024 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $32.9 million and $18.8 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented 10% or more of consolidated net sales for the three months ended October 31, 2025 and 2024.

Index

Gross Profit. Gross profit was $36.8 million and $14.5 million for the three months ended October 31, 2025 and 2024, respectively, an increase of $22.3 million, or 153.3% of net sales. Gross profit, as a percentage of consolidated net sales, for the three months ended October 31, 2025 was 33.1% as compared to 12.5% for the three months ended October 31, 2024. Our gross profit for the three months ended October 31, 2025 (both in dollars and as a percentage of consolidated net sales) reflects: (i) overall product mix changes, as discussed above; and (ii) improved operational and financial performance, as a result of our transformation initiatives to, among other things, enhance operational efficiency, streamline product lines with a focus on strategic, higher operating margin products, reduce cost structures and improve contractual terms with customers and vendors. The prior year period also included an $11.4 million non-cash charge related to the write down of certain inventories as a result of restructuring activities within our Satellite and Space Communications segment. The sequential improvement in our quarterly gross margin percentage for the first quarter of fiscal 2026 builds upon the quarterly trend achieved throughout fiscal 2025. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Satellite and Space Communications segment's gross profit, both in dollars and as a percentage of related segment net sales, for the three months ended October 31, 2025 increased significantly in comparison to the three months ended October 31, 2024. Gross profit in the more recent period reflects changes in products and services mix, as well as other segment related items, as discussed above. Gross profit also benefited from this segment's transition from low or no margin non-recurring engineering contracts to higher volume manufacturing orders. Our quarterly gross profit percentage for this segment improved sequentially throughout fiscal 2025, as well as in our first quarter of fiscal 2026.

Our Allerium segment's gross profit, both in dollars and as a percentage of related segment net sales, for the three months ended October 31, 2025 increased in comparison to the three months ended October 31, 2024. The gross profit percentage in the more recent period reflects changes in products and services mix, as discussed above. Such gross margins also reflect the continued adoption of our solutions by new customers, as well as the migration of more PSAPs onto our NG-911 core services and platforms, as we progress through initial deployments of our solutions to monthly recurring revenue streams.

Included in consolidated cost of sales for the three months ended October 31, 2025 and 2024 are provisions for excess and obsolete inventory of $0.1 million and $12.5 million, respectively. As discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Provisions for Excess and Obsolete Inventory, we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends. As discussed above, in the prior year period, we recorded a non-cash charge of $11.4 million within Cost of Sales on our Condensed Consolidated Statement of Operations related to the write down of inventory associated with approximately 70 products within our satellite ground infrastructure product line that were discontinued. Such prior year period non-cash charge also included the write down of inventory associated with the CGC Divestiture that was no longer considered salable during the period.

Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast. Our consolidated gross profit, as a percentage of consolidated net sales, may also be impacted by the timing and outcome of actions we may take related to our transformation plan.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $29.9 million and $51.6 million for the three months ended October 31, 2025 and 2024, respectively. As a percentage of consolidated net sales, selling, general and administrative expenses were 27.0% and 44.6% for the three months ended October 31, 2025 and 2024, respectively.

During the prior year period in fiscal 2025, we determined that an unbilled receivable contract asset related to an international customer and reseller of our troposcatter technologies was at risk of not being invoiced or collected. As a result and considering that we offered a price concession (i.e., variable consideration) to our customer, in the first quarter of fiscal 2025, our Satellite and Space Communications segment reversed $1.6 million of cumulative revenue and associated unbilled receivable contract assets related to this transaction and recorded a non-cash charge to fully reserve for the remaining $17.4 million unbilled receivable contract asset within our allowance for doubtful accounts.

Index
Also, during the three months ended October 31, 2025 and 2024, we incurred $2.4 million and $6.5 million, respectively, of restructuring costs within selling, general and administrative expenses primarily to streamline our operations and improve efficiency (including costs related to legal and professional fees associated with our pursuit of strategic alternatives, the wind down of our steerable antenna product line in the U.K. initiated in our fourth quarter of fiscal 2024 and severance costs).

Excluding such provision for doubtful accounts and restructuring costs, selling, general and administrative expenses for the three months ended October 31, 2025 and 2024 would have been $27.5 million, or 24.8% and $27.7 million or 23.9%, respectively, of consolidated net sales. The increase in our selling, general and administrative expenses, as a percentage of consolidated net sales, excluding such items is primarily due to lower consolidated net sales and higher stock based compensation, as discussed below.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $1.0 million and $0.2 million, respectively, for three months ended October 31, 2025 and 2024. During the prior year period, we reversed a portion of our stock-based compensation expense related to performance shares due to lower-than-estimated achievement of fiscal 2022 performance share goals. Stock-based compensation expense for the prior year period also reflects the forfeiture of awards related to our former Chief Operating Officer and former Chief Executive Officer, whose employment were both terminated during the prior year period. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Research and Development Expenses. Research and development expenses were $3.8 million and $3.7 million for the three months ended October 31, 2025 and 2024, respectively, representing an increase of $0.1 million, or 2.1%. As a percentage of consolidated net sales, research and development expenses were 3.4% and 3.2% for the three months ended October 31, 2025 and 2024, respectively.

For the three months ended October 31, 2025 and 2024, research and development expenses of $1.0 million and $0.9 million, respectively, related to our Satellite and Space Communications segment and $2.8 million and $2.7 million, respectively, related to our Allerium segment. The remaining research and development expenses in the three months ended October 31, 2025 and 2024 related to the amortization of stock-based compensation expense.

When appropriate, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended October 31, 2025 and 2024, customers reimbursed us $6.1 million and $4.8 million, respectively, which is not reflected in the reported research and development expenses, but is included in net sales with the related costs included in cost of sales.

During the three months ended October 31, 2025 and 2024, we also incurred engineering efforts related to cost to fulfill contract assets and internal use software, for which we capitalized $1.6 million and $2.1 million, respectively.

During the prior year period in fiscal 2025, we incurred $0.3 million of strategic emerging technology costs in our Satellite and Space Communications segment for next-generation satellite technology to advance our solutions offerings to be used with new broadband satellite constellations. Commencing in the second quarter of fiscal 2025, as a result of our decision to cease operations related to our steerable antenna product line in the U.K., we no longer have such costs.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives for the three months ended October 31, 2025 and 2024 was $5.0 million (of which $1.4 million was for the Satellite and Space Communications segment and $3.6 million was for the Allerium segment) compared to $6.6 million (of which $3.0 million was for the Satellite and Space Communications segment and $3.6 million was for the Allerium segment), respectively. The decrease in our Satellite and Space Communications segment's amortization reflects the impact of our fourth quarter fiscal 2024 decision to wind down our steerable antenna product line in the U.K.

Impairment of Long-Lived Assets, including Goodwill. Based on lower-than-expected financial performance within our Satellite and Space Communications segment during the prior year period, and other factors, we performed a quantitative goodwill impairment test as of October 31, 2024 and determined that our Satellite and Space Communications reporting unit had an estimated fair value below its carrying value and concluded that our goodwill in this reporting unit was impaired. As a result, in the prior year period, we recognized a $79.6 million non-cash goodwill impairment charge in our Satellite and Space Communications reporting unit. See Part I. - Financial Information - Item 1. - Note (15) - Long-Lived Assets, including Goodwill for further information.

Index
Proxy Solicitation Costs. During the prior year period in fiscal 2025, we incurred $1.6 million of proxy solicitation costs in our Unallocated segment as a result of a now-settled proxy contest.

CEO Transition Costs. During the three months ended October 31, 2025 and 2024, we recorded $0.8 million and $0.6 million, respectively, related to CEO transition costs. Such Unallocated expenses consisted primarily of net legal expenses related to a former CEO, as well as third party CEO search firm expenses in the prior year comparable period.

Operating Income (Loss). Our operating loss for the three months ended October 31, 2025 was $2.8 million, as compared to an operating loss of $129.2 million in the prior year period. Operating income (loss) by reportable segment is shown in the table below:

	Three months ended October 31,
	2025	2024	2025	2024	2025	2024	2025	2024
($ in millions)	Satellite and Space Communications		Allerium		Unallocated		Consolidated
Operating income (loss)	$3.2	(118.8)	5.4	5.3	(11.4)	(15.7)	$(2.8)	(129.2)
Percentage of related net sales	5.7%	NA	9.7%	9.3%	NA	NA	NA	NA

Our GAAP operating loss of $2.8 million for the three months ended October 31, 2025 reflects: (i) $5.0 million of amortization of intangibles; (ii) $2.4 million of restructuring costs (of which $0.8 million and $1.6 million related to our Satellite and Space Communications and Unallocated segments, respectively); (iii) $1.1 million of amortization of stock-based compensation; and (iv) $0.8 million of CEO transition costs, as discussed above. Excluding such items, our consolidated operating income for the three months ended October 31, 2025 would have been $6.6 million, or 5.9% of net sales.

Our GAAP operating loss of $129.2 million for the three months ended October 31, 2024 reflects: (i) a non-cash goodwill impairment charge of $79.6 million; (ii) $6.6 million of amortization of intangibles; (iii) $6.5 million of restructuring costs (of which $2.4 million, $0.1 million and $4.0 million related to our Satellite and Space Communications, Allerium and Unallocated segments, respectively); (iv) $1.6 million of proxy solicitation costs; (v) $0.6 million of CEO transition costs; (vi) $0.3 million of strategic emerging technology costs; (vii) $0.3 million of amortization of cost to fulfill assets; and (viii) $0.2 million of amortization of stock-based compensation, as discussed above. Excluding such items, our consolidated operating loss for the three months ended October 31, 2024 would have been $33.7 million.

The improvement, excluding the above items, from the $33.7 million operating loss in the prior year period to $6.6 million of operating income for the more recent period primarily reflects higher gross profit (both in dollars and as percentage of consolidated net sales), lower selling, general and administrative expenses and lower amortization of intangibles, offset in part by higher research and development expenses, as discussed above. Operating income (loss) by reportable segment is further discussed below.

The improvement in our Satellite and Space Communications segment operating income for the three months ended October 31, 2025 primarily reflects higher gross profit (both in dollars and as a percentage of related segment net sales), lower selling, general and administrative expenses and lower amortization of intangibles, offset in part by higher research and development expenses, as discussed above. The prior year period also included a $79.6 million non-cash charge related to the impairment of goodwill within our Satellite and Space Communications segment.

The change in our Allerium segment operating income in the more recent period primarily reflects higher gross profit (both in dollars and as a percentage of related segment net sales), offset by higher selling, general and administrative expenses and research and development expenses, as discussed above.

Excluding the impact of its respective portion of restructuring charges, CEO transition costs and proxy solicitation costs in each period, Unallocated expenses for the more recent period would have been $9.0 million, as compared to $9.5 million in the prior year period. The decrease in Unallocated expenses, excluding such items, was primarily due to lower overall expenditures for selling, general and administrative expenses, offset in part by higher stock based compensation, as discussed above.

Index
Interest Expense and Other. Interest expense was $11.6 million and $9.5 million for the three months ended October 31, 2025 and 2024, respectively. The increase during the more recent period is primarily due to our Subordinated Credit Facility, offset in part by lower outstanding debt under our Credit Facility. Our effective interest rate in the more recent period was approximately 18.5%, as compared to 19.0% in the prior year period. Our current cash borrowing rate under our Credit Facility is approximately 14.0%, which reflects the benefit of amendments to the Credit Facility and lower interest rates, as compared to 16.6% in the corresponding prior year period.

Interest (Income) and Other. Interest (income) and other for both the three months ended October 31, 2025 and 2024 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Write-off of Deferred Financing Costs and Debt Discounts. In connection with the October 17, 2024 amendment to the Credit Facility, $1.4 million of deferred financing fees and debt discounts were immediately expensed during the prior year period.

Change in Fair Value of Warrants and Derivatives. During the three months ended October 31, 2025 and 2024, we recorded a $1.4 million and $5.5 million non-cash expense, respectively, due to the remeasurement of warrants and derivatives related to our Credit Facility, Subordinated Credit Facility and Convertible Preferred Stock. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (9) - Credit Facility, Note (10) - Subordinated Credit Facility and Note (17) - Convertible Preferred Stock for more information.

Provision For Income Taxes. For the three months ended October 31, 2025 and 2024, we recorded a tax expense of $0.4 million and $2.1 million, respectively. Our effective tax rate (excluding discrete tax items) for the three months ended October 31, 2025 and 2024 was (3.0)% and (3.8)%, respectively. The change in rate is primarily due to changes in expected product and geographical mix.

For purposes of determining our estimated annual effective tax rate ("AETR") to be applied to earnings from continuing operations for fiscal 2026, the change in fair value of warrants and derivatives and CEO transition costs are considered significant, unusual or infrequently occurring discrete tax items and are excluded from the computation of our AETR.

During the three months ended October 31, 2025, we recorded a negligible net discrete tax expense primarily related to interest expense accrued on unrecognized tax benefits. During the three months ended October 31, 2024, we recorded a net discrete tax benefit of $0.1 million primarily related to proxy solicitation costs and CEO transition costs.

Our U.S. federal income tax returns for fiscal 2022 through 2025 are subject to potential future IRS audit. None of our state and foreign income tax returns prior to fiscal 2021 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Loss Attributable to Common Stockholders. During the three months ended October 31, 2025 and 2024, consolidated net loss attributable to common stockholders was $19.8 million and $155.9 million, respectively. In addition to those items discussed above: (i) the more recent period includes $3.9 million of net dividends related to our Convertible Preferred Stock; and (ii) the prior year period includes $58.6 million of net dividends related to our Convertible Preferred Stock, offset in part by a $51.2 million gain related to the exchange of our Series B-1 for Series B-2 Convertible Preferred Stock on October 17, 2024.

Index
Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the three months ended October 31, 2025 and 2024 are shown in the table below (numbers in the table may not foot due to rounding):

	Three months ended October 31,
	2025	2024	2025	2024	2025	2024	2025	2024
($ in millions)	Satellite and Space Communications		Allerium		Unallocated		Consolidated
Operating (loss) income	$3.2	(118.8)	5.4	5.3	(11.4)	(15.7)	$(2.8)	(129.2)
Amortization of stock-based compensation	—	—	—	—	1.1	0.2	1.1	0.2
Amortization of intangibles	1.4	3.0	3.6	3.6	—	—	5.0	6.6
Impairment of long-lived assets, including goodwill	—	79.6	—	—	—	—	—	79.6
Depreciation	0.7	0.8	2.2	2.0	0.1	0.1	3.0	2.9
Amortization of cost to fulfill assets	—	0.3	—	—	—	—	—	0.3
Restructuring costs	0.8	2.4	—	0.1	1.6	4.0	2.4	6.5
Strategic emerging technology costs	—	0.3	—	—	—	—	—	0.3
Proxy solicitation costs	—	—	—	—	—	1.6	—	1.6
CEO transition costs	—	—	—	—	0.8	0.6	0.8	0.6
Adjusted EBITDA	$6.0	(32.5)	11.3	11.0	(7.7)	(9.2)	$9.6	(30.8)
Percentage of related net sales	10.9%	NA	20.2%	19.3%	NA	NA	8.7%	NA

The increase in consolidated Adjusted EBITDA for the three months ended October 31, 2025 as compared to the three months ended October 31, 2024 reflects higher gross profit (both in dollars and as percentage of consolidated net sales) and lower selling, general and administrative expenses, offset in part by higher research and development expenses, as discussed above.

The increase in our Satellite and Space Communications segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, reflects higher gross profit (both in dollars and as a percentage of related segment net sales) and lower selling, general and administrative expenses, offset in part by higher research and development expenses, as discussed above.

The change in our Allerium segment's Adjusted EBITDA, both in dollars and as a percentage of related segment net sales, reflects higher gross profit (both in dollars and as a percentage of related segment net sales), offset in part by higher selling, general and administrative expenses and research and development expenses, as discussed above.

A reconciliation of our fiscal 2025 GAAP operating loss to Adjusted EBITDA loss is shown in the table below (numbers in the table may not foot due to rounding):

($ in millions)	Fiscal Year 2025
Reconciliation of GAAP Operating income (loss) to Adjusted EBITDA:
Operating loss	$(139.1)
Amortization of stock-based compensation	3.1
Amortization of intangibles	21.7
Impairment of long-lived assets, including goodwill	79.6
Depreciation	11.8
Amortization of cost to fulfill assets	0.3
Restructuring costs	15.6
Strategic emerging technology costs	0.3
Proxy solicitation costs	2.7
CEO transition costs	2.1
Adjusted EBITDA	$(2.0)

Index
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

	Three months ended October 31, 2025
($ in millions, except for per share amount)	Operating (Loss) Income	Net Loss Attributable to Common Stockholders	Net Loss per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(2.8)	$(19.8)	$(0.67)
Adjustments to reflect redemption value of convertible preferred stock	—	3.9	0.13
Change in fair value of warrants and derivatives	—	1.4	0.05
Amortization of intangibles	5.0	4.8	0.16
Restructuring costs	2.4	2.4	0.08
Amortization of stock-based compensation	1.1	1.1	0.04
CEO transition costs	0.8	0.8	0.03
Non-GAAP measures	$6.6	$(5.4)	$(0.18)

	Three months ended October 31, 2024
($ in millions, except for per share amount)	Operating Loss	Net Loss Attributable to Common Stockholders	Net Loss per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(129.2)	$(155.9)	$(5.29)
Adjustment to reflect redemption value of convertible preferred stock	—	58.6	1.99
Change in fair value of warrants and derivatives	—	5.5	0.19
Gain on extinguishment of convertible preferred stock	—	(51.2)	(1.74)
Impairment of long-lived assets, including goodwill	79.6	79.6	2.70
Restructuring costs	6.5	6.2	0.21
Amortization of intangibles	6.6	6.1	0.21
Proxy solicitation costs	1.6	1.5	0.05
CEO transition costs	0.6	0.6	0.02
Amortization of stock-based compensation	0.2	0.1	—
Strategic emerging technology costs	0.3	0.3	0.01
Amortization of cost to fulfill assets	0.3	0.3	0.01
Non-GAAP measures	$(33.7)	$(48.2)	$(1.64)

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $43.6 million and $40.0 million at October 31, 2025 and July 31, 2025, respectively. For the three months ended October 31, 2025, our cash flows reflect the following:

•Net cash provided by operating activities was $8.1 million for the three months ended October 31, 2025 as compared to net cash used in operating activities during the prior year period of $21.8 million. The significant period-over-period improvement reflects favorable changes in net working capital requirements, due primarily to improved accountability and process disciplines, as well as the timing of and progress toward completion on contracts accounted for over time, including related shipments, billings and collections. These activities allowed us to reduce receivables and inventory levels since July 31, 2025. Also, as a result of our enhanced liquidity, driven by our improved operational and financial performance and recent amendments to our credit facilities, operating cash flows in the more recent period reflect our concerted efforts to maintain lower levels of accounts payable in order to improve vendor relations and position ourselves to negotiate more favorable payment terms.

Operating cash flows in the more recent period include lower aggregate net cash payments for interest and taxes of $4.9 million, compared to $6.8 million in the prior year period.

Operating cash flows for the first quarter of fiscal 2026 and 2025 also include $2.2 million and $5.8 million, respectively, in aggregate payments for restructuring costs, including severance, proxy solicitation costs, CEO transition costs and strategic emerging technology costs for next-generation satellite technology.

•Net cash used in investing activities was $3.3 million and $2.4 million for the three months ended October 31, 2025 and 2024, respectively, and primarily reflects capital expenditures in our Allerium segment to build-out cloud-based computer networks and internal use software applications, as well as capital investments and building improvements in connection with our leased facilities.

•Net cash used in financing activities during the more recent period was $1.2 million and primarily reflects a scheduled principal payment toward the Term Loan outstanding under our Credit Facility. Net cash provided by financing activities in the prior year period was $21.4 million and primarily reflects the initial net proceeds received under our Subordinated Credit Facility.

The Credit Facility, Subordinated Credit Facility and Convertible Preferred Stock are discussed below and in Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (9) - Credit Facility, Note (10) - Subordinated Credit Facility and Note (17) - Convertible Preferred Stock.

Index
Liquidity

At October 31, 2025 and December 10, 2025 (the date closest to the issuance date):

•total outstanding borrowings under our Credit Facility were $135.0 million and $130.7 million, respectively; of such amounts, $17.6 million and $12.6 million, respectively, was drawn on the Revolver Loan; on December 1, 2025, we repaid $5.0 million of the Revolver Loan;

•total outstanding borrowings under our Subordinated Credit Facility were $101.5 million and $102.1 million, respectively, including interest paid-in-kind or accrued on the $35.0 million subordinated priority term loan; such amount does not include the $25.7 million and $32.5 million, respectively, of make-whole amounts associated with the $65.0 million portion of the Subordinated Credit Facility (pursuant to the terms discussed in Note (10) - Subordinated Credit Facility, as of December 3, 2025, the make-whole amount related to the $40.0 million portion of the Subordinated Credit Facility increased from the initial 33.0% to 50.0%);

•the liquidation preference of our outstanding convertible preferred stock was $208.7 million and $210.8 million, respectively (excluding potential increases in the liquidation preference and other obligations that could be triggered by, among other things, breaches of covenants and/or asset sales resulting in a change in control of the Company); and

•our available sources of liquidity totaled $51.0 million and $36.9 million, respectively, which includes qualified cash and cash equivalents of $41.4 million and $22.3 million, respectively, and the remaining available portion of the Revolver Loan of $9.6 million and $14.6 million, respectively.

As of the issuance date, we expect cash and cash equivalents and cash flows from both operating and financing activities to be our principal sources of liquidity. We believe these sources of liquidity will be sufficient to fund our operating and cash commitments for investing and financing activities over the next year beyond the issuance date. Over the next year beyond the issuance date, we believe that we will be able to generate sufficient positive cash inflows and maximize the remaining available portion of the Revolver Loan under our Credit Facility to continue as a going concern and comply with the covenants contained in our credit facilities. Our ability to meet future anticipated liquidity needs over the next year beyond the issuance date will largely depend on our ability to execute on our operational strategy, generate positive cash inflows from operations, maximize the remaining available portion of the Revolver Loan under our Credit Facility and or secure outside capital. Our ability to do so may also be affected by general economic, financial and other factors which are beyond our control.

Our material cash requirements are for working capital, debt service (including interest), capital expenditures, tax payments, facilities lease payments and dividends related to our Convertible Preferred Stock, which are payable in kind or in cash under certain circumstances.

Our material cash requirements could increase beyond our current expectations due to factors such, as but not limited to: (i) an inability to meet our current obligations under our credit facilities as they become due, or to obtain future waivers or amendments from the lenders in the event compliance is not maintained; (ii) general economic conditions; (iii) a change in customer or government spending priorities and/or contracting decisions; (iv) larger than usual customer orders; (v) a future redemption by the holders of our Convertible Preferred Stock; or (vi) actions we may take related to our transformation plan.

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

On September 29, 2020, our Board of Directors authorized a $100.0 million stock repurchase program, which replaced our prior program. The $100.0 million stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws and the terms of our Credit Facility. There were no repurchases of our common stock during the three months ended October 31, 2025 and 2024.

In fiscal 2023, we adjusted our capital allocation plans and determined to forgo a common stock dividend. Future common stock dividends, if any, remain subject to compliance with financial covenants under our Credit Facility and Subordinated Credit Facility, as well as Board approval and certain voting rights of holders of our Convertible Preferred Stock.

At October 31, 2025, we had $0.1 million of cash deposited as collateral in connection with outstanding standby letters of credit to guarantee future performance on certain customer contracts and no commercial letters of credit outstanding.

Commitments
In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of October 31, 2025, will materially adversely affect our liquidity. At October 31, 2025, cash payments due under contractual obligations (including estimated interest expense on our Credit Facility), excluding purchase orders that we entered into in the normal course of our business, are as follows:

($ in thousands)	Total	Due Within 1 Year
Credit Facility - principal payments	$134,995	4,050
Credit Facility - interest payments	41,954	17,480
Operating lease obligations	44,398	7,151
Subordinated Credit Facility	101,471	—
Subordinated Credit Facility Make-Whole Amount	25,700	—
Contractual cash obligations	$348,518	28,681
+

As stated above, the amounts in the above table represent cash payments due under contractual obligations. Interest payments related to our Credit Facility were calculated based on the outstanding borrowings at October 31, 2025. Interest related to the Credit Facility was calculated based on the SOFR forward curve, plus the applicable margin, and does not assume any interest paid-in-kind. The Subordinated Credit Facility amount includes paid-in-kind interest through October 31, 2025 on the $35.0 million Subordinated Credit Facility Amendment No. 2 Priority Term Loan. The Subordinated Credit Facility Make-Whole Amount represents $65.0 million of the outstanding Subordinated Credit Facility principal amount, multiplied by the applicable make-whole rate for each applicable tranche as of October 31, 2025. The Subordinated Credit Facility and Make-Whole Amount are not included in the total due within one year column given the timing of such payment is subject to the timing of certain repayments, prepayments and maturity date associated with the Credit Facility. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (9) - Credit Facility, Note (10) - Subordinated Credit Facility, and Note (11) - Leases for further information.

As discussed in Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (17) – Convertible Preferred Stock, the holders of the Convertible Preferred Stock have the option to redeem such shares for cash: (i) in the event of the occurrence of an asset sale meeting certain criteria; (ii) on or after April 30, 2027 in the event of a satisfaction of the existing Credit Facility; and (iii) in all other cases, October 31, 2028. As the Convertible Preferred Stock are not mandatorily redeemable for cash, the redemption value of such shares are not presented in the table above.

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

As discussed further in Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (19) - Legal Proceedings and Other Matters, we are subject to a number of indemnification demands and we are incurring ongoing legal expenses in connection with these matters. Our insurance policies may not cover the cost of defending indemnification claims or providing indemnification. As a result, pending or future claims asserted against us by a party that we have agreed to indemnify could result in legal costs and damages that could have a material adverse effect on our consolidated results of operations and financial condition.

We entered into employment and/or change of control agreements, as well as indemnification agreements with certain of our executive officers, directors and certain key employees. All of these agreements may require payments by us, in certain circumstances, including, but not limited to, a change in control of the Company or termination of the employee.

Our Condensed Consolidated Balance Sheet at October 31, 2025 includes total liabilities of $8.1 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

RECENT ACCOUNTING PRONOUNCEMENTS

We are required to prepare our Condensed Consolidated Financial Statements in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") which is the source for all authoritative U.S. generally accepted accounting principles, which is commonly referred to as "GAAP." The FASB ASC is subject to updates by the FASB, which are known as Accounting Standards Updates ("ASUs"). See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (2) – Adoption of Accounting Standards and Updates for further information.

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

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of October 31, 2025, we had cash and cash equivalents of $43.6 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of October 31, 2025, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

Index
Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were not effective as of October 31, 2025, as a result of the material weaknesses in our internal control over financial reporting discussed below.

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

As previously disclosed in our Annual Report on Form 10-K for the year ended July 31, 2025, we did not design and maintain an effective control environment commensurate with our financial reporting requirements based on the criteria in the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Framework (2013), as we lacked a sufficient complement of resources with an appropriate level of knowledge and experience to establish effective processes and controls.

The control environment material weakness contributed to other material weaknesses within our system of internal control over financial reporting at the control activity level, where we did not design and implement effective control activities, including controls related to revenue, inventory, other assets, contract liabilities and complex accounting matters and transactions (including debt, convertible preferred stock and related embedded derivatives). Deficiencies in control activities contributed to misstatements and the potential for there to have been material misstatements within these areas.

Also, an international component of our Allerium segment had ineffective controls. Specifically, we did not design and maintain effective general information technology controls (“GITCs”) and business process controls in the following areas: (i) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to financial applications, programs and data to appropriate company personnel; (ii) program change management controls to ensure that changes to information technology (“IT”) programs and data affecting financial applications and underlying accounting records are properly identified, tested, authorized and implemented with appropriate segregation of duties; and (iii) business process controls to ensure that journal entries were not amended prior to posting, as the enterprise resource planning (“ERP”) system which the international component operates did not, at the time of testing, restrict approvers from changing journal entries prior to posting. While no material misstatements were identified with respect to this international component, these deficiencies impact control activities over all financial statement account balances, classes of transactions and disclosures and contributed to the potential for there to have been material misstatements within the international component.

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

Index

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

•We engaged a third-party specialist with sufficient knowledge and experience to oversee our internal audit function; such individual is independent of management and reports directly to the Audit Committee; and

•With respect to our international component's operations, accounting and financial reporting, management initiated and will continue to implement proper segregation of duties and enhance control activities over GITCs. For instance, the ERP system which the international component operates has been customized to now restrict approvers from changing journal entries prior to posting.

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

Index

Changes In Internal Control Over Financial Reporting

Other than for the on-going remediation efforts described above, there have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during our fiscal quarter ended October 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index
PART II
OTHER INFORMATION
Item 1.     Legal Proceedings

See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (19) – Legal Proceedings and Other Matters of this Form 10-Q for information regarding legal proceedings and other matters.

Item 1A. Risk Factors
There have been no material changes to the description of the risk factors affecting our business previously disclosed in “Part I. - Item 1A. - Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2025, as filed with the SEC on November 10, 2025, which is hereby incorporated by reference.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Securities Trading Plans of Directors and Officers

During the three months ended October 31, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

Fiscal 2025 Annual Meeting

Our Board of Directors set March 9, 2026 as the date of our Fiscal 2025 Annual Meeting of Stockholders (the “2025 Annual Meeting”). Stockholders of record at the close of business on January 15, 2026 will be entitled to notice of, and vote at the 2025 Annual Meeting.

Because the date of the 2025 Annual Meeting is changed by more than 30 days from the anniversary date of our Fiscal 2024 Annual Meeting of Stockholders, the Company is providing the due date for submission of any qualified stockholder proposal or qualified stockholder nominations for the 2025 Annual Meeting.

Eligible stockholders wishing to have a proposal for action by the stockholders at the 2025 Annual Meeting included in our proxy statement pursuant to Rule 14a-8 of the SEC’s proxy rules must submit such proposal at the principal offices of Comtech, and such proposal must be received by us not later than January 2, 2026, which the Company has determined to be a reasonable time before it expects to begin to print and send its proxy materials. Any such proposal must also meet the requirements set forth in the rules and regulations of the Securities and Exchange Commission in order to be eligible for inclusion in the proxy materials for the 2025 Annual Meeting, and must be addressed to Comtech Telecommunications Corp., Attention: Corporate Secretary, 305 N 54th Street, Chandler, AZ 85226.

Under our By-Laws, a stockholder nomination for election to our Board of Directors may not be made at the 2025 Annual Meeting unless notice (including all information required under Article II, Section 8 of our By- Laws) is delivered in person or mailed to Comtech and received by us not later than January 8, 2026.

In addition, a stockholder proposal (other than a nomination for election to our Board of Directors or a stockholder proposal that may be made pursuant to Rule 14a-8) may not be made at the 2025 Annual Meeting unless notice thereof (including all information required under Article II, Section 9 of our By-Laws) is delivered in person or mailed to Comtech and received by us not later than January 8, 2026.

Index
In addition to satisfying the foregoing requirements under our By-Laws, to comply with the universal proxy rules, stockholders who intend to solicit proxies in support of director nominees other than our nominees must provide notice that sets forth the information required by Rule 14a-19 under the Exchange Act. Such notice must be postmarked or transmitted electronically to the Company at its principal executive offices no later than the later of 60 calendar days prior to the date of the 2025 Annual Meeting or the 10th calendar day following the date of this Form 10-Q, which for purposes of the 2025 Annual Meeting, is no later than January 8, 2026.

Item 6.    Exhibits

Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS - The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2025, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

Exhibit 101.SCH - Inline XBRL Taxonomy Extension Schema Document

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	December 11, 2025	By: /s/ Kenneth H. Traub
	(Date)	Kenneth H. Traub, Chairman of the Board
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 11, 2025	By: /s/ Michael A. Bondi
	(Date)	Michael A. Bondi
Chief Financial Officer
(Principal Financial and Accounting Officer)