Form 10-Q
period 2026-01-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2026-03-16
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of March 12, 2026, the number of outstanding shares of Common Stock, par value $0.10 per share, of the registrant was 29,679,464 shares.

Index

COMTECH TELECOMMUNICATIONS CORP. INDEX
		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	2

	Condensed Consolidated Balance Sheets - January 31, 2026 and July 31, 2025 (Unaudited)	2

	Condensed Consolidated Statements of Operations - Three and Six Months Ended January 31, 2026 and 2025 (Unaudited)	3

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity - Three and Six Months Ended January 31, 2026 and 2025 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows - Six Months Ended January 31, 2026 and 2025 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	45

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	69

Item 4.	Controls and Procedures	69

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	72

Item 1A.	Risk Factors	72

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72

Item 4.	Mine Safety Disclosures	72

Item 5.	Other Information	72

Item 6.	Exhibits	73

	Signature Page	74

Index

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	January 31, 2026	July 31, 2025
Current assets:
Cash and cash equivalents	$32,826,000	40,019,000
Accounts receivable, net	127,871,000	144,837,000
Inventories, net	66,005,000	68,955,000
Prepaid expenses and other current assets	14,923,000	16,375,000
Total current assets	241,625,000	270,186,000
Property, plant and equipment, net	44,905,000	43,410,000
Operating lease right-of-use assets, net	31,577,000	30,812,000
Goodwill	204,625,000	204,625,000
Intangibles with finite lives, net	163,018,000	173,105,000
Deferred financing costs, net	1,590,000	1,907,000
Other assets, net	16,489,000	16,790,000
Total assets	$703,829,000	740,835,000
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,061,000	25,965,000
Accrued expenses and other current liabilities	50,701,000	58,423,000
Current portion of credit facility	4,050,000	4,050,000
Operating lease liabilities, current	6,282,000	7,250,000
Contract liabilities	58,142,000	62,546,000
Interest payable	47,000	15,000
Total current liabilities	143,283,000	158,249,000
Non-current portion of credit facility, net	107,665,000	114,414,000
Non-current portion of subordinated credit facility, net	103,466,000	95,588,000
Operating lease liabilities, non-current	31,162,000	29,376,000
Income taxes payable, non-current	1,842,000	1,818,000
Deferred tax liability, net	4,034,000	4,619,000
Long-term contract liabilities	19,040,000	21,005,000
Warrant and derivative liabilities	23,017,000	17,849,000
Other liabilities	4,741,000	3,950,000
Total liabilities	438,250,000	446,868,000
Commitments and contingencies (See Note 19)
Convertible preferred stock, par value $0.10 per share; authorized and issued 178,181 shares at January 31, 2026 (redemption value of $213,443,000 which includes accrued dividends of $1,589,000) and authorized and issued 178,181 shares at July 31, 2025 (redemption value of $204,153,000, which includes accrued dividends of $1,520,000)	199,973,000	189,545,000
Stockholders' equity:
Preferred stock, par value $0.10 per share; authorized and unissued 1,821,819 shares at both January 31, 2026 and July 31, 2025, respectively	—	—
Common stock, par value $0.10 per share; authorized 100,000,000 shares; issued 44,708,747 and 44,443,626 shares at January 31, 2026 and July 31, 2025, respectively	4,471,000	4,444,000
Additional paid-in capital	539,393,000	548,722,000
Retained deficit	(36,409,000)	(6,895,000)
	507,455,000	546,271,000
Less:
Treasury stock, at cost (15,033,317 shares at January 31, 2026 and July 31, 2025)	(441,849,000)	(441,849,000)
Total stockholders’ equity	65,606,000	104,422,000
Total liabilities, convertible preferred stock and stockholders’ equity	$703,829,000	740,835,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2026	2025	2026	2025
Net sales	$106,761,000	126,574,000	$217,793,000	242,374,000
Cost of sales	70,538,000	92,834,000	144,804,000	194,118,000
Gross profit	36,223,000	33,740,000	72,989,000	48,256,000

Expenses:
Selling, general and administrative	27,681,000	33,832,000	57,619,000	85,476,000
Research and development	4,430,000	4,354,000	8,220,000	8,067,000
Amortization of intangibles	5,043,000	5,043,000	10,087,000	11,636,000
CEO transition costs	305,000	(331,000)	1,056,000	267,000
Proxy solicitation costs	—	1,099,000	—	2,682,000
Impairment of long-lived assets, including goodwill	—	—	—	79,555,000
	37,459,000	43,997,000	76,982,000	187,683,000

Operating loss	(1,236,000)	(10,257,000)	(3,993,000)	(139,427,000)

Other expenses (income):
Interest expense	11,224,000	11,008,000	22,777,000	20,540,000
Interest (income) and other	(208,000)	(126,000)	(431,000)	509,000
Change in fair value of warrants and derivatives	1,366,000	28,568,000	2,716,000	34,092,000
Write-off of deferred financing costs and debt discounts	—	—	—	1,412,000

Loss before provision for (benefit from) income taxes	(13,618,000)	(49,707,000)	(29,055,000)	(195,980,000)
Provision for (benefit from) income taxes	17,000	(968,000)	459,000	1,166,000

Net loss	$(13,635,000)	(48,739,000)	$(29,514,000)	(197,146,000)

Gain on extinguishment of convertible preferred stock	—	—	—	51,179,000

Adjustments to reflect redemption value of convertible preferred stock:
(Dividends) deemed contributions on convertible preferred stock, net	(6,525,000)	26,383,000	(10,428,000)	(32,251,000)
Net loss attributable to common stockholders	$(20,160,000)	(22,356,000)	$(39,942,000)	(178,218,000)

Net loss per common share (See Note 5):
Basic	$(0.68)	(0.76)	$(1.34)	(6.06)
Diluted	$(0.68)	(0.76)	$(1.34)	(6.06)

Weighted average number of common shares outstanding – basic	29,824,000	29,339,000	29,721,000	29,393,000

Weighted average number of common and common equivalent shares outstanding – diluted	29,824,000	29,339,000	29,721,000	29,393,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)

	Three months ended January 31, 2026 and 2025
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of October 31, 2024	175,264	$148,700,000	43,927,127	$4,393,000	$587,820,000	$—	15,033,317	$(441,849,000)	$150,364,000
Equity-classified stock award compensation	—	—	—	—	1,170,000	—	—	—	1,170,000
Issuance of employee stock purchase plan shares	—	—	13,111	2,000	43,000	—	—	—	45,000
Issuance of restricted stock, net of forfeiture	—	—	37,216	3,000	(3,000)	—	—	—	—
Net settlement of stock-based awards	—	—	402,656	40,000	(560,000)	—	—	—	(520,000)
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends and change in fair value of embedded derivatives)		(26,383,000)	—	—	26,383,000	—	—	—	26,383,000
Reversal of dividend equivalents	—	—	—	—	5,000	—	—	—	5,000
Net loss	—	—	—	—	—	(48,739,000)	—	—	(48,739,000)
Balance as of January 31, 2025	175,264	$122,317,000	44,380,110	$4,438,000	$614,858,000	$(48,739,000)	15,033,317	$(441,849,000)	$128,708,000

Balance as of October 31, 2025	178,181	$193,448,000	44,643,734	$4,464,000	$545,753,000	$(22,774,000)	15,033,317	$(441,849,000)	$85,594,000
Equity-classified stock award compensation	—	—	—	—	412,000	—	—	—	412,000
Issuance of employee stock purchase plan shares	—	—	10,911	1,000	23,000	—	—	—	24,000
Net settlement of stock-based awards	—	—	54,102	6,000	(270,000)	—	—	—	(264,000)
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends and change in fair value of embedded derivatives)	—	6,525,000	—	—	(6,525,000)	—	—	—	(6,525,000)
Net loss	—	—	—	—	—	(13,635,000)	—	—	(13,635,000)
Balance as of January 31, 2026	178,181	$199,973,000	44,708,747	$4,471,000	$539,393,000	$(36,409,000)	15,033,317	$(441,849,000)	$65,606,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)

	Six months ended January 31, 2026 and 2025
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of July 31, 2024	171,827	$180,076,000	43,766,109	$4,377,000	$640,145,000	$103,580,000	15,033,317	$(441,849,000)	$306,253,000
Equity-classified stock award compensation	—	—	—	—	1,325,000	—	—	—	1,325,000
Issuance of employee stock purchase plan shares	—	—	27,586	3,000	80,000	—	—	—	83,000
Issuance of restricted stock, net of forfeiture	—	—	63,450	6,000	(6,000)	—	—	—	—
Net settlement of stock-based awards	—	—	522,965	52,000	(819,000)	—	—	—	(767,000)
Extinguishment of convertible preferred stock	(171,827)	(183,489,000)	—	—	—	51,179,000	—	—	51,179,000
Issuance of convertible preferred stock (at fair value), excluding embedded derivatives	175,264	93,479,000	—	—	—	—	—	—	—
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends and change in fair value of embedded derivatives)	—	32,251,000	—	—	(25,872,000)	(6,379,000)	—	—	(32,251,000)
Reversal of dividend equivalents	—	—	—	—	5,000	27,000	—	—	32,000
Net loss	—	—	—	—	—	(197,146,000)	—	—	(197,146,000)
Balance as of January 31, 2025	175,264	$122,317,000	44,380,110	$4,438,000	$614,858,000	$(48,739,000)	15,033,317	$(441,849,000)	$128,708,000

Balance as of July 31, 2025	178,181	$189,545,000	44,443,626	$4,444,000	$548,722,000	$(6,895,000)	15,033,317	$(441,849,000)	$104,422,000
Equity-classified stock award compensation	—	—	—	—	1,539,000	—	—	—	1,539,000
Issuance of employee stock purchase plan shares	—	—	22,028	2,000	44,000	—	—	—	46,000
Net settlement of stock-based awards	—	—	243,093	25,000	(484,000)	—	—	—	(459,000)
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends and change in fair value of embedded derivatives)	—	10,428,000	—	—	(10,428,000)	—	—	—	(10,428,000)
Net loss	—	—	—	—	—	(29,514,000)	—	—	(29,514,000)
Balance as of January 31, 2026	178,181	$199,973,000	44,708,747	$4,471,000	$539,393,000	$(36,409,000)	15,033,317	$(441,849,000)	$65,606,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended January 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(29,514,000)	(197,146,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	5,965,000	5,674,000
Amortization of intangible assets	10,087,000	11,636,000
Amortization of stock-based compensation	1,539,000	1,325,000
Amortization of cost to fulfill assets	—	261,000
Paid-in-kind interest under term loan	—	5,528,000
Amortization of deferred financing costs, debt discount and accreted interest related to subordinated credit facility	10,396,000	1,563,000
Amortization of deferred financing costs and debt discount related to credit facility	2,718,000	2,157,000
Write-off of deferred financing costs and debt discount	—	1,412,000
Change in fair value of warrants and derivatives	2,716,000	34,092,000
Loss on disposal of property, plant and equipment	—	299,000
(Benefit from) provision for allowance for doubtful accounts and contract assets	(542,000)	17,861,000
Provision for excess and obsolete inventory	995,000	13,534,000
Deferred income tax benefit	(586,000)	(493,000)
Impairment of long-lived assets, including goodwill	—	79,555,000
Changes in assets and liabilities, net of effects of divestitures:
Accounts receivable	17,508,000	10,537,000
Inventories	1,955,000	(1,799,000)
Prepaid expenses and other current assets	925,000	155,000
Other assets	286,000	(1,252,000)
Accounts payable	(3,064,000)	1,386,000
Accrued expenses and other current liabilities	(3,449,000)	(8,314,000)
Contract liabilities	(6,369,000)	(1,000,000)
Other liabilities, non-current	796,000	185,000
Interest payable	32,000	(431,000)
Income taxes payable	552,000	1,235,000
Net cash provided by (used in) operating activities	12,946,000	(22,040,000)
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,684,000)	(4,068,000)
Net cash used in investing activities	(7,684,000)	(4,068,000)
Cash flows from financing activities:
Proceeds from subordinated credit facility	—	25,000,000
Payments under revolving loan	(10,000,000)	—
Repayment of term loan	(2,025,000)	—
Proceeds from issuance of employee stock purchase plan shares	46,000	83,000
Payment of deferred financing costs	—	(3,158,000)
Remittance of employees’ statutory tax withholding for stock awards	(448,000)	(1,181,000)
Payment of shelf registration costs	—	(170,000)
Cash dividends paid on common stock	(28,000)	(157,000)
Payment of convertible preferred stock issuance costs	—	(76,000)
Net cash (used in) provided by financing activities	(12,455,000)	20,341,000
Net decrease in cash and cash equivalents	(7,193,000)	(5,767,000)
Cash and cash equivalents at beginning of period	40,019,000	32,433,000
Cash and cash equivalents at end of period	$32,826,000	26,666,000
See accompanying notes to condensed consolidated financial statements.		(Continued)

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six months ended January 31,
	2026	2025
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$9,601,000	11,700,000
Income taxes, net	$211,000	639,000

Non-cash investing and financing activities:
Adjustment to reflect redemption value of convertible preferred stock	$10,428,000	32,251,000

Term loan amendment fee paid-in-kind	$2,809,000	3,250,000

Accrued additions to property, plant and equipment	$1,586,000	768,000

Accrued shelf registration costs	$—	47,000

Accrued deferred financing costs	$—	17,000

Issuance of restricted stock	$—	6,000

Reversal of dividend equivalents	$—	(32,000)

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     General

The accompanying Condensed Consolidated Financial Statements of Comtech Telecommunications Corp. and its subsidiaries ("Comtech," "we," "us," or "our") as of and for the three and six months ended January 31, 2026 and 2025 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Liquidity

At January 31, 2026 and March 13, 2026 (the date closest to the issuance date):

•total outstanding borrowings under our Credit Facility was $124,685,000; of such amount, $7,641,000 was drawn on the Revolver Loan (reflecting repayment of $5,000,000 on each of December 1, 2025 and January 8, 2026);

•total outstanding borrowings under our Subordinated Credit Facility were $102,810,000 and $103,420,000, respectively, including interest paid-in-kind or accrued on the $35,000,000 subordinated priority term loan; such amount does not include the $32,500,000 Make-Whole Amount associated with the $65,000,000 portion of the Subordinated Credit Facility (pursuant to the terms discussed in Note (10) - Subordinated Credit Facility, as of January 31, 2026 and the issuance date, the Make-Whole Amount percentage for each tranche within the $65,000,000 of principal is 50.0%);

•the liquidation preference of our outstanding convertible preferred stock was $213,443,000 and $215,668,000, respectively (excluding potential increases in the liquidation preference and other obligations that could be triggered by, among other things, breaches of covenants and/or asset sales resulting in a change in control of the Company); and

•our available sources of liquidity totaled $49,856,000 and $37,998,000, respectively, which includes qualified cash and cash equivalents of $30,247,000 and $18,389,000, respectively, and the remaining available portion of the Revolver Loan of $19,609,000 as of each date.

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

CEO Transition Costs and Related
During the three months ended January 31, 2026, we recorded a $305,000 net expense associated with our CEO transition-related activities, compared to a net benefit of $331,000 for the three months ended January 31, 2025. CEO transition-related activities consisted primarily of net legal expenses related to a former CEO, expense related to a sign-on bonus for our current CEO, as well as severance costs related to a former CEO and a recovery of certain legal matter related costs in the prior year comparable period.

During the six months ended January 31, 2026 and 2025, we recorded a $1,056,000 and $267,000, respectively, net expense associated with our CEO transition-related activities. Such net expenses consisted primarily of net legal expenses related to a former CEO, expense related to a sign-on bonus for our current CEO, as well as severance costs related to a former CEO, third party CEO search firm expenses and a recovery of certain legal matter related costs in the prior year comparable period.

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

•FASB ASU No. 2025-10, which among other things, establishes guidance for the recognition, measurement and presentation of government grants received by business entities. The ASU requires that government grants be recognized when it is probable that we will comply with the conditions of the grant and that the grant will be received, and provides models for presenting grants related to assets or income. The ASU also requires enhanced disclosures about the nature and terms of government grants and the financial statement line items affected. This ASU is effective for annual reporting periods beginning after December 15, 2028, and interim periods within those annual reporting periods (our fiscal 2030), with early adoption permitted. We are evaluating the impact of this ASU on our Condensed Consolidated Financial Statements and disclosures.

•FASB ASU No. 2025-11, which among other things, clarifies the guidance in Topic 270 - Interim Reporting to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods (our fiscal 2029), with early adoption permitted. We are evaluating the impact of this ASU on our disclosures.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3)     Revenue Recognition

In accordance with FASB ASC 606 - "Revenue from Contracts with Customers" ("ASC 606"), we record revenue in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. Under ASC 606, we follow a five-step model to: (1) identify the contract with our customer; (2) identify our performance obligations in our contract; (3) determine the transaction price for our contract; (4) allocate the transaction price to our performance obligations; and (5) recognize revenue using one of the following two methods:

•Over time - We recognize revenue using the over time method when control transfers to the customer over the contractual period of performance. This generally occurs when we enter into a long-term contract relating to the design, development or manufacture of complex equipment or technology platforms to a buyer’s specification (or to provide services related to the performance of such contracts), for which we have determined that the customer controls the asset as it is created or there is no alternative use, as defined in ASC 606. Transfer of control is typically supported by contract clauses which allow our customers to unilaterally terminate a contract for convenience, pay for costs incurred plus a reasonable profit and take control of work-in-process. Work-in-process includes components for which we have commenced the manufacturing or integration process and obtained the right to payment for work performed. Revenue recognized over time is generally based on the extent of progress toward completion of the related performance obligations. The selection of the method to measure progress requires judgment and is based on the nature of the products or services provided. In certain instances, typically for firm fixed-price contracts, we use the cost-to-cost measure because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion, including warranty costs. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Costs to fulfill generally include direct labor, materials, subcontractor costs, other direct costs and an allocation of indirect costs. When these contracts are modified, the additional goods or services are generally not distinct from those already provided. As a result, these modifications form part of an existing contract and we must update the transaction price and our measure of progress for the single performance obligation and recognize a cumulative catch-up to revenue and gross profits.

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

In determining that our equipment has alternative use, we considered the underlying manufacturing process for our products. In the early phases of manufacturing, raw materials and work-in-process (including subassemblies) consist of common parts that are highly fungible among many different types of products and customer applications. Finished products are either configured to our standard configuration or based on our customers’ specifications. Finished products, whether built to our standard specification or to a customers’ specification, can be sold to a variety of customers and across many different end use applications with minimal rework, if needed, and without incurring a significant economic loss.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Most of our contracts with customers are denominated in U.S. dollars and are typically firm fixed-price; however, we may receive cost reimbursable type contracts from time to time (including fixed-fee, incentive-fee and time-and-material type contracts). In almost all of our contracts with customers, we are the principal in the arrangement and report revenue on a gross basis. Transaction prices for contracts with U.S. domestic and international customers are usually based on specific negotiations with each customer and in the case of the U.S. government, sometimes based on estimated or actual costs of providing the goods or services in accordance with applicable regulations. Sales by geography and customer type, as a percentage of consolidated net sales, are as follows:

	Three months ended January 31,		Six months ended January 31,
	2026	2025	2026	2025
United States
U.S. government	15.9%	35.4%	15.8%	35.4%
Domestic	55.1%	45.5%	54.9%	46.9%
Total United States	71.0%	80.9%	70.7%	82.3%

International	29.0%	19.1%	29.3%	17.7%
Total	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. As indicated in the table above, for both the three and six months ended January 31, 2026 and 2025, the U.S. government represented 10.0% or more of our consolidated net sales. Also, for the six months ended January 31, 2026, a domestic top tier mobile network operator accounted for 10.2% of our consolidated net sales. For the three months ended January 31, 2026 and the three and six months ended January 31, 2025, except for the U.S. government, there were no customers that represented 10.0% or more of consolidated net sales. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented 10.0% or more of consolidated net sales for the three and six months ended January 31, 2026 and 2025.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize our disaggregation of revenue consistent with information reviewed by our Chief Operating Decision Maker ("CODM") for the three and six months ended January 31, 2026 and 2025. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors which impact our business:

	Three months ended January 31, 2026			Six months ended January 31, 2026
	Satellite and Space Communications	Allerium	Total	Satellite and Space Communications	Allerium	Total
Geographical region and customer type
U.S. government	$16,439,000	507,000	$16,946,000	$32,782,000	1,560,000	$34,342,000
Domestic	8,947,000	49,926,000	58,873,000	19,098,000	100,493,000	119,591,000
Total United States	25,386,000	50,433,000	75,819,000	51,880,000	102,053,000	153,933,000

International	25,207,000	5,735,000	30,942,000	53,830,000	10,030,000	63,860,000
Total	$50,593,000	56,168,000	$106,761,000	$105,710,000	112,083,000	$217,793,000
Contract type
Firm fixed-price	$48,040,000	56,168,000	$104,208,000	$100,188,000	112,083,000	$212,271,000
Cost reimbursable	2,553,000	—	2,553,000	5,522,000	—	5,522,000
Total	$50,593,000	56,168,000	$106,761,000	$105,710,000	112,083,000	$217,793,000
Transfer of control
Point in time	$38,208,000	225,000	$38,433,000	$77,643,000	329,000	$77,972,000
Over time	12,385,000	55,943,000	68,328,000	28,067,000	111,754,000	139,821,000
Total	$50,593,000	56,168,000	$106,761,000	$105,710,000	112,083,000	$217,793,000

	Three months ended January 31, 2025			Six months ended January 31, 2025
	Satellite and Space Communications	Allerium	Total	Satellite and Space Communications	Allerium	Total
Geographical region and customer type
U.S. government	$44,192,000	598,000	$44,790,000	$84,619,000	1,196,000	$85,815,000
Domestic	8,987,000	48,603,000	57,590,000	13,834,000	99,763,000	113,597,000
Total United States	53,179,000	49,201,000	102,380,000	98,453,000	100,959,000	199,412,000

International	20,542,000	3,652,000	24,194,000	34,201,000	8,761,000	42,962,000
Total	$73,721,000	52,853,000	$126,574,000	$132,654,000	109,720,000	$242,374,000
Contract type
Firm fixed-price	$52,624,000	52,853,000	$105,477,000	$100,885,000	109,720,000	$210,605,000
Cost reimbursable	21,097,000	—	21,097,000	31,769,000	—	31,769,000
Total	$73,721,000	52,853,000	$126,574,000	$132,654,000	109,720,000	$242,374,000
Transfer of control
Point in time	$34,852,000	615,000	$35,467,000	$65,026,000	1,337,000	$66,363,000
Over time	38,869,000	52,238,000	91,107,000	67,628,000	108,383,000	176,011,000
Total	$73,721,000	52,853,000	$126,574,000	$132,654,000	109,720,000	$242,374,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on our Condensed Consolidated Balance Sheets. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. For certain contracts with provisions that are intended to protect customers in the event we do not satisfy our performance obligations, billings occur subsequent to revenue recognition, resulting in unbilled receivables. Under ASC 606, unbilled receivables constitute contract assets. Except for impairments to certain unbilled receivables and work-in-process inventory during the six months ended January 31, 2025, there were no other material impairment losses recognized on contract assets during the six months ended January 31, 2026 and 2025, respectively. On large long-term contracts, and for contracts with international customers that do not do business with us regularly, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to-date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract. Under the typical payment terms for our contracts accounted for at a point in time, costs are accumulated in inventory until the time of billing, which generally coincides with revenue recognition. Of the current contract liability balance of $62,546,000 at July 31, 2025 and $65,834,000 at July 31, 2024, $37,768,000 and $39,348,000 was recognized as revenue during the six months ended January 31, 2026 and 2025, respectively.

We recognize the incremental costs to obtain or fulfill a contract as an expense when incurred if the amortization period of the asset is one year or less; otherwise, such costs are capitalized and amortized over the estimated life of the contract. Costs to obtain or fulfill a contract that were capitalized are presented in the table below:

	Three months ended January 31,		Six months ended January 31,
Capitalized:	2026	2025	2026	2025
Costs to obtain a contract	$595,000	156,000	$908,000	357,000
Costs to fulfill a contract	86,000	789,000	105,000	1,954,000

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

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under indefinite delivery / indefinite quantity ("IDIQ") contracts. As of January 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $731,588,000 (which represents the amount of our consolidated funded backlog). We estimate that a substantial portion of our remaining performance obligations at January 31, 2026 will be completed and recognized as revenue during the next twenty-four month period, with the rest thereafter. During the six months ended January 31, 2026, revenue recognized from performance obligations satisfied, or partially satisfied, in previous periods (for example due to changes in the transaction price) was not material.

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

As further discussed in Note (9) - Credit Facility, we used Level 3 inputs to value the warrants issued to lenders in connection with our Credit Facility. As of January 31, 2026, we determined the fair value of such warrants based on the Black-Scholes option pricing model using the following estimates: exercise price of $0.10; risk free rate of 3.8%; volatility of 65.0%; expected life of 5.4 years; and dividend yield of 0%. We also used Level 3 inputs to value the combined embedded derivative liability associated with our Credit Facility. As of January 31, 2026, we determined the fair value of the combined embedded derivative liability using a with-and-without scenario-based discounted cash flow method, which reflected our estimates regarding the probability and timing of events that could result in additional payments of interest and/or fees to such lenders as stated in our Credit Facility.

As further discussed in Note (10) - Subordinated Credit Facility, we used Level 3 inputs to value the make-whole amount and combined embedded derivative liability associated with our Subordinated Credit Facility. As of January 31, 2026, we determined the fair value of the combined embedded derivative liability using a with-and-without scenario-based discounted cash flow method, which reflected our estimates regarding the probability and timing of events that could result in additional payments of interest and/or accelerated payments of principal and make-whole amounts to such lenders as stated in our Subordinated Credit Facility. The calculated fair value of the debt outstanding under the Subordinated Credit Facility approximated its carrying value as of January 31, 2026.

As further discussed in Note (17) - Convertible Preferred Stock, we used Level 3 inputs to value the warrants contingently issuable and the combined embedded derivative liability associated with our Convertible Preferred Stock. As of January 31, 2026, we determined the fair value of Convertible Preferred Stock warrants using the Monte Carlo simulation model with the following assumptions: expected life of 6.0 years; risk free rate of 3.8%; expected volatility of 65.0%; and dividend yield of 0%. As of January 31, 2026, we determined the fair value of the combined embedded derivative liability using a with-and-without scenario-based discounted cash flow method, which reflected our estimates regarding the probability and timing of events that could result in additional and/or accelerated payments to our preferred shareholders, or the conversion of the Convertible Preferred Stock into common stock, pursuant to the terms of our Convertible Preferred Stock.

As of January 31, 2026 and July 31, 2025, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

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

There were no repurchases of our common stock during the three and six months ended January 31, 2026 and 2025. See Note (18) - Stockholders’ Equity for more information.

Weighted average stock options, RSUs and restricted stock outstanding representing 2,428,000 and 1,314,000 shares for the three months ended January 31, 2026 and 2025, respectively, and 1,725,000 and 1,148,000 for the six months ended January 31, 2026 and 2025, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 752,000 and 694,000 weighted average performance shares outstanding for the three months ended January 31, 2026 and 2025, respectively, and 671,000 and 507,000 weighted average performance shares outstanding for the six months ended January 31, 2026 and 2025, respectively, as the performance conditions have not yet been satisfied. However, the numerator for EPS calculations for each respective period is reduced by the compensation expense related to these awards.

Weighted average common shares related to warrants issued in connection with entering the Credit Facility on June 17, 2024 of 1,378,000 and 1,396,000 for the three months ended January 31, 2026 and 2025, respectively, and 1,374,000 and 1,405,000 for the six months ended January 31, 2026 and 2025, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Weighted average common shares underlying the assumed conversion of Convertible Preferred Stock, on an if-converted basis, of 26,515,000 and 24,036,000 for the three months ended January 31, 2026 and 2025, respectively, and 26,223,000 and 23,545,000, for the six months ended January 31, 2026 and 2025, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. As a result, the numerator for our basic and diluted EPS calculation for the three and six months ended January 31, 2026 and 2025 is the respective net loss attributable to common stockholders.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended January 31,		Six months ended January 31,
	2026	2025	2026	2025
Numerator:
Net loss	$(13,635,000)	(48,739,000)	$(29,514,000)	(197,146,000)
(Dividends) deemed contributions on convertible preferred stock, net	(6,525,000)	26,383,000	(10,428,000)	(32,251,000)
Gain on extinguishment of convertible preferred stock	—	—	—	51,179,000

Net loss attributable to common stockholders	$(20,160,000)	(22,356,000)	$(39,942,000)	(178,218,000)

Denominator:
Denominator for basic and diluted calculation	29,824,000	29,339,000	29,721,000	29,393,000

As discussed further in Note (17) - Convertible Preferred Stock, such shares of preferred stock represent a "participating security" as defined in ASC 260. As a result, our EPS calculations for the three and six months ended January 31, 2026 and 2025 were based on the two-class method. Given the net loss attributable to common stockholders for the three and six months ended January 31, 2026 and 2025, there was no impact of applying the two-class method to our reported basic or diluted earnings per common share.

(6)     Accounts Receivable

Accounts receivable consist of the following at:

	January 31, 2026	July 31, 2025
Receivables from commercial and international customers	$63,523,000	57,713,000
Unbilled receivables from commercial and international customers	53,418,000	69,987,000
Receivables from the U.S. government and its agencies	12,416,000	15,610,000
Unbilled receivables from the U.S. government and its agencies	16,998,000	20,683,000
Total accounts receivable	146,355,000	163,993,000
Less allowance for doubtful accounts	18,484,000	19,156,000
Accounts receivable, net	$127,871,000	144,837,000

Unbilled receivables as of January 31, 2026 relate to contracts-in-progress for which revenue has been recognized, but for which we have not yet earned the right to bill the customer for work performed to-date. Under ASC 606, unbilled receivables constitute contract assets. Excluding unbilled receivables related to the U.S. Marine Corps contract discussed below, management estimates that a substantial portion of the remaining net contract assets not yet billed at January 31, 2026 will be billed and collected within one year.

As of January 31, 2026, the U.S. government (and its agencies), a top tier domestic mobile network operator and a large multinational telecommunications company represented 23.0%, 12.9% and 10.8% of net accounts receivable, respectively. There were no other customers which accounted for 10% or more of net accounts receivable.

As of July 31, 2025, the U.S. government (and its agencies) and two domestic top tier mobile network operators represented 25.1%, 14.5% and 10.5% of net accounts receivable, respectively. There were no other customers which accounted for 10% or more of net accounts receivable.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In December 2024 (fiscal 2025), we received notice from our prime contractor to stop work associated with a legacy U.S. Marine Corps contract. We initiated litigation against the prime contractor in order to enforce our rights. As of July 31, 2025, $15,701,000 of total receivables related to our contract remained outstanding. In November 2025, we entered into discussions with our prime contractor to explore a comprehensive settlement of our pending litigation. Based on a settlement reached in February 2026, along with our cost mitigation actions taken, we reduced cumulative net sales and receivables related to this contract during the six months ended January 31, 2026 by $2,917,000, of which $1,106,000 was recorded during the three months ended January 31, 2026. Considering these adjustments and $203,000 of cash collections during the first half of fiscal 2026, total receivables related to our contract were $12,581,000 as of January 31, 2026. Litigation related to this matter has been paused while the parties carry out their respective duties under the terms of the settlement agreement, including submission of our termination settlement proposal to the customer. While we believe that we have meritorious claims, some or all of our receivables could be at risk of not being collected. Future results of operations related to our troposcatter solutions product line depend, in part, on the nature, timing and amount associated with resolving this matter.

(7)     Inventories

Inventories consist of the following at:

	January 31, 2026	July 31, 2025
Raw materials and components	$63,755,000	64,022,000
Work-in-process and finished goods	27,926,000	31,356,000
Total inventories	91,681,000	95,378,000
Less reserve for excess and obsolete inventories	25,676,000	26,423,000
Inventories, net	$66,005,000	68,955,000

As of January 31, 2026 and July 31, 2025, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $3,396,000 and $2,612,000, respectively.

(8)     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	January 31, 2026	July 31, 2025
Accrued wages and benefits	$21,039,000	21,158,000
Accrued contract costs	7,550,000	6,676,000
Accrued warranty obligations	6,079,000	8,475,000
Accrued commissions and royalties	4,459,000	4,867,000
Accrued contributions for constructing long-lived assets	1,353,000	2,789,000
Accrued legal costs	1,215,000	2,004,000
Other	9,006,000	12,454,000
Accrued expenses and other current liabilities	$50,701,000	58,423,000

Accrued contract costs represent direct and indirect costs on contracts as well as estimates of amounts owed for invoices not yet received from vendors or reflected in accounts payable.

Accrued warranty obligations as of January 31, 2026 relate to estimated liabilities for assurance type warranty coverage that we provide to our customers. We generally provide warranty coverage for some of our products for a period of at least one year from the date of delivery. We record a liability for estimated warranty expense based on historical claims, product failure rates, consideration of contractual obligations, future costs to resolve software issues and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in our accrued warranty obligations during the six months ended January 31, 2026 and 2025 were as follows:

	Six months ended January 31,
	2026	2025
Balance at beginning of period	$8,475,000	7,049,000
Provision for warranty obligations	444,000	3,179,000
Charges incurred	(2,840,000)	(1,650,000)
Balance at end of period	$6,079,000	8,578,000

(9)     Credit Facility

On June 17, 2024, we entered into a senior secured loan facility with a syndicate of lenders, which replaced our prior credit facility. As further discussed below, we subsequently amended the credit facility on October 17, 2024, March 3, 2025 and July 21, 2025 (the "Credit Facility"). At January 31, 2026, the Credit Facility consists of a remaining $117,044,000 term loan (the "Term Loan" facility) and (ii) an asset-based revolving credit facility with revolving commitments in an aggregate principal amount of $54,750,000, subject to borrowing base limitations as described below (the "Revolving Loan" facility). At closing, the proceeds were used to repay the prior credit facility in full and for working capital and other general corporate purposes. The obligations under the Credit Facility are guaranteed by certain of our domestic and foreign subsidiaries (the "Guarantors"), who have granted for the benefit of the lenders, a lien on, and first priority security interest in, substantially all of our tangible and intangible assets.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additional Credit Facility Details
In connection with entering the Credit Facility, the Term Loan lenders received 1,435,884 detachable warrants ("Lender warrants") granted at an exercise price of $0.10 per common share which entitles the Term Loan lenders to purchase 1,435,884 shares of our common stock from us at any time and from time to time after the Closing Date and on or prior to June 17, 2031, subject to certain adjustments. If the Term Loan is refinanced, the Term Loan lenders have the right to sell up to 50.0% of the warrants back to us for cash, at a 10.0% discount to the 30-day volume weighted average price of our common stock, subject to certain adjustments. We determined that the Lender warrants met the definition of a freestanding financial instrument that should be accounted for as a liability. We established an initial Lender warrant liability of $3,011,000, which was allocated as a discount against the Term Loan proceeds. The Lender warrant liability is classified in Warrant and derivative liabilities on the Condensed Consolidated Balance Sheets and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs, until the Lender warrants are exercised or expire. Changes in the estimated fair value of the Lender warrant liability are recognized in our Condensed Consolidated Statements of Operations as a non-cash expense or benefit. As of January 31, 2026 and July 31, 2025, the Lender warrant liability was remeasured to $7,867,000 and $3,007,000, respectively. For the three months ended January 31, 2026 and 2025, we recorded a non-cash expense of $3,903,000 and a non-cash benefit of $2,465,000, respectively, and for the six months ended January 31, 2026 and 2025, we recorded a non-cash expense of $4,860,000 and a non-cash benefit of $1,775,000, respectively, in Other expenses (income) - Change in fair value of warrants and derivatives on the Condensed Consolidated Statements of Operations.

Additionally, we identified several embedded derivatives that require bifurcation from the Credit Facility under ASC 815-15 "Embedded Derivatives" ("ASC 815"). Certain of these embedded features include contingent event of default and going concern interest rate increases and/or fees, which qualify for accounting as one combined embedded derivative liability. We established an initial embedded derivative liability of $3,116,000, which was allocated as a discount against the Term Loan proceeds. The combined embedded derivative liability is presented with the host instrument as part of the amount outstanding under the Credit Facility on the Condensed Consolidated Balance Sheets, and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs, until the embedded derivative features have zero probability of occurring or expire. Changes in the estimated fair value of the combined embedded derivative liability are recognized in our Condensed Consolidated Statements of Operations as a non-cash expense or benefit. As of January 31, 2026 and July 31, 2025, the combined embedded derivative liability was remeasured to $1,956,000 and $1,890,000, respectively. For the three months ended January 31, 2026 and 2025, we recorded a non-cash expense of $143,000 and a non-cash benefit of $447,000, respectively, and for the six months ended January 31, 2026 and 2025, we recorded non-cash expenses of $66,000 and $1,504,000, respectively, in Other expenses (income) - Change in fair value of warrants and derivatives on the Condensed Consolidated Statements of Operations.

The following table summarizes the cumulative activity relating to deferred financing costs and discounts under the Credit Facility:

	Deferred Financing Costs			Discount
	Term Loan	Revolver	Total	Term Loan	Total

Credit facility and amendment fees	$6,626,000	4,328,000	$10,954,000	$16,812,000	$27,766,000
Term loan proceeds allocated to Lender warrants	—	—	—	3,011,000	3,011,000
Term loan proceeds allocated to embedded derivative	—	—	—	3,116,000	3,116,000
Write-off due to prepayments and reduced commitments	(1,788,000)	(1,707,000)	(3,495,000)	(5,482,000)	(8,977,000)
Amortization	(1,315,000)	(714,000)	(2,029,000)	(3,653,000)	(5,682,000)
Balance at July 31, 2025	$3,523,000	1,907,000	$5,430,000	$13,804,000	$19,234,000
Amortization	(488,000)	(317,000)	(805,000)	(1,913,000)	(2,718,000)
Balance at January 31, 2026	$3,035,000	1,590,000	$4,625,000	$11,891,000	$16,516,000

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

The amount of debt outstanding under our Credit Facility was as follows:

	January 31, 2026	July 31, 2025
Term Loan	$117,044,000	$116,260,000
Less: Unamortized deferred financing costs related to term loan	3,035,000	3,523,000
Less: Unamortized discount related to term loan	11,891,000	13,804,000
Term loan, net	102,118,000	98,933,000
Revolving Loan	7,641,000	17,641,000
Embedded derivative related to credit facility	1,956,000	1,890,000
Amount outstanding under credit facility, net	$111,715,000	118,464,000
Less: Current portion of credit facility	4,050,000	4,050,000
Non-current portion of credit facility, net	$107,665,000	$114,414,000

During the six months ended January 31, 2026, we had outstanding balances under our Credit Facility ranging from $124,685,000 to $135,305,000.

Subject to the lender's Revolving Loan commitment amount and consent right, availability under the Revolving Loan is subject to eligibility criteria set forth in the Credit Facility, and equal to a borrowing base in an amount equal to, from time to time: (a) 85% of the net book value of billed and invoiced accounts receivables; plus (b) 85% of the net book value of accounts receivables we have the right to bill but have not yet billed up to the lesser of (i) 12.5% of the amount calculated pursuant to the sum of clauses (a) and (b) and (ii) $15,000,000 of such accounts; plus (c) 60% of the net book value of all inventory, less (d) customary reserves. As of January 31, 2026 and July 31, 2025, our eligible Borrowing Base collateral, as defined under the Revolving Loan, was $102,267,000 and $101,222,000, respectively.

Interest expense related to our Credit Facility, including amortization of deferred financing costs and debt discount, recorded during the three months ended January 31, 2026 and 2025 was $6,019,000 and $9,673,000, respectively, and during the six months ended January 31, 2026 and 2025 was $12,280,000 and $18,926,000, respectively. Our blended interest rate related to the Credit Facility was 18.0% and 18.9%, respectively, for the three months ended January 31, 2026 and 2025 and 18.1% and 18.7%, respectively, for the six months ended January 31, 2026 and 2025.

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

On July 21, 2025, we entered into a second amendment (“Amendment No. 2”) which, among other things: (i) provided for the incurrence of a $35,000,000 incremental facility (as described in further detail below); (ii) suspends, until the four-quarter period ending January 31, 2027, testing of the Net Leverage Ratio, the Fixed Charge Coverage Ratio and the Minimum EBITDA covenants in the Subordinated Credit Facility; (iii) modified the interest rate applicable to the subordinated term loans (as described in further detail below); (iv) reduced the minimum EBITDA requirement (as described in further detail below); (v) reduced the minimum quarterly average liquidity requirement from $17,500,000 to $15,000,000; (vi) permits us to engage in the Specified Permitted Individual Disposition, on the terms, and subject to documentation, reasonably acceptable to the Subordinated Agent (subject to the same requirement with respect to the application of any net cash proceeds as discussed in Note (9) - Credit Facility; and (vii) required us to adopt management incentive and retention arrangements for our key personnel (also as discussed in Note (9) - Credit Facility).

Amendment No. 2 provides for an incremental priority subordinated unsecured term loan facility in the aggregate principal amount of $35,000,000. We used the net proceeds to pay certain transaction costs, fees and expenses incurred in connection with amendments to our credit facilities and to prepay, without premium: (i) $28,481,000 of the outstanding Term Loans under the Credit Facility, and (ii) $5,775,000 of the outstanding Revolver Loan under the Credit Facility. As part of this prepayment, we permanently reduced Revolver Loan commitments under the Credit Facility by $2,071,000. The interest on the principal amount of $35,000,000 shall be paid-in-kind quarterly, in arrears, by capitalizing and adding the unpaid and accrued amount of such interest to the aggregate outstanding principal amount of the incremental priority subordinated credit facility on the last business day of each quarter. This tranche of subordinated debt will rank senior in right of payment to the existing subordinated term loans under the Subordinated Credit Facility. Unlike the existing subordinated term loans, the incremental priority subordinated credit facility is not subject to any make-whole premium.

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

Under Amendment No. 2, once financial covenant testing resumes on January 31, 2027 and provided that all Credit Facility obligations have been discharged, in addition to complying with the minimum quarterly average liquidity requirement, we will be required to comply with: (i) a maximum Net Leverage Ratio of 3.30x as of January 31, 2027, 3.30x as of April 30, 2027 and 3.18x as of July 31, 2027 and thereafter; (ii) a minimum Fixed Charge Coverage Ratio of 1.04x commencing with the four fiscal quarter period ending January 31, 2027 and 1.08x commencing with the four fiscal quarter period ending July 31, 2027 and thereafter; and (iii) minimum EBITDA of: (a) $26,000,000 for the four-quarter period ending January 31, 2027; (b) $28,000,000 for the four-quarter period ending April 30, 2027; (c) $30,000,000 for the four-quarter period ending July 31, 2027; and $32,000,000 for the four-quarter period ending October 31, 2027 and thereafter.

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

We identified an embedded derivative related to redemption features that requires bifurcation from the Subordinated Credit Facility under ASC 815. We established a total embedded derivative liability of $16,864,000, which was allocated as a discount against the Subordinated Credit Facility proceeds. The embedded derivative liability is presented with the Non-current portion of subordinated credit facility, net on the Condensed Consolidated Balance Sheet and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs. Changes in the estimated fair value of the embedded derivative liability are recognized in our Condensed Consolidated Statements of Operations as a non-cash expense or benefit. As of January 31, 2026 and July 31, 2025, the embedded derivative liability was remeasured to $3,235,000 and $5,753,000, respectively. For the three months ended January 31, 2026 and 2025, we recorded a non-cash benefit of $1,873,000 and a non-cash expense of $3,679,000, respectively, and for the six months ended January 31, 2026 and 2025, we recorded a non-cash benefit of $2,518,000 and a non-cash expense of $3,927,000, respectively, in Other expenses (income) - Change in fair value of warrants and derivatives on the Condensed Consolidated Statements of Operations.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Deferred financing costs, discounts and the Make-Whole Amount are amortized as interest expense through the Subordinated Credit Facility maturity date using the effective interest method, and are presented as adjustments to the borrowings outstanding under such debt. Interest expense related to our Subordinated Credit Facility for the three months ended January 31, 2026 and 2025 was $5,204,000 and $1,315,000, respectively, and for the six months ended January 31, 2026 and 2025 was $10,477,000 and $1,563,000, respectively. Amendment No. 1 and Amendment No. 2 were accounted for as debt modifications.

The following table reconciles the amount outstanding under the Subordinated Credit Facility to its net carrying value:

	January 31, 2026	July 31, 2025
Subordinated credit facility, including interest paid-in-kind	$102,810,000	100,144,000
Less: Unamortized deferred financing costs	1,376,000	1,528,000
Less: Unamortized discount	13,874,000	15,404,000
Plus: Accretion of make-whole amount	12,671,000	6,623,000
Subordinated credit facility, net - subtotal	100,231,000	89,835,000
Embedded derivative related to redemption features	3,235,000	5,753,000
Amount outstanding under the subordinated credit facility, net	103,466,000	95,588,000
Less: Current portion of subordinated credit facility	—	—
Non-current portion of subordinated credit facility, net	$103,466,000	95,588,000

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

Certain of our facility lease agreements (which are classified as operating leases) contain rent holidays or rent escalation clauses. For rent holidays and rent escalation clauses during the lease term, we record rental expense on a straight-line basis over the term of the lease. As of January 31, 2026, none of our leases contained a residual value guarantee and covenants included in our lease agreements are customary for the types of facilities and equipment being leased.

The components of lease expense are as follows:

	Three months ended January 31,		Six months ended January 31,
	2026	2025	2026	2025
Operating lease expense	$1,960,000	1,860,000	$3,918,000	3,774,000
Short-term lease expense	40,000	32,000	78,000	64,000
Variable lease expense	679,000	1,123,000	1,843,000	2,300,000
Sublease income	—	(11,000)	—	(28,000)
Total lease expense	$2,679,000	3,004,000	$5,839,000	6,110,000

Additional information related to leases is as follows:

	Six months ended January 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases - Operating cash outflows	$4,072,000	$4,245,000
ROU assets obtained in the exchange for lease liabilities (non-cash):
Operating leases	$3,795,000	$1,853,000

The following table is a reconciliation of future cash flows relating to operating lease liabilities presented on our Condensed Consolidated Balance Sheet as of January 31, 2026:

Remainder of fiscal 2026	$3,396,000
Fiscal 2027	7,275,000
Fiscal 2028	6,779,000
Fiscal 2029	5,559,000
Fiscal 2030	5,187,000
Thereafter	15,738,000
Total future undiscounted cash flows	43,934,000
Less: Present value discount	6,490,000
Lease liabilities	$37,444,000

Weighted-average remaining lease terms (in years)	7.29
Weighted-average discount rate	5.14%

As of January 31, 2026, we do not have any material rental commitments that have not already commenced.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(12)     Income Taxes

Our effective tax rate (including discrete tax items) for the three months ended January 31, 2026 was a negligible rate, compared to 1.9% for the three months ended January 31, 2025. Our effective tax rate (including discrete tax items) for the six months ended January 31, 2026 and 2025 was (1.6)% and (0.6)%, respectively. In addition to discrete items recorded during each respective period, the change in rates also reflects changes in expected product and geographical mix.

For purposes of determining our estimated annual effective tax rate ("AETR") to apply to earnings from continuing operations for fiscal 2026, the change in fair value of warrants and derivatives and CEO transition costs are considered significant, unusual or infrequently occurring discrete tax items and were excluded from the computation of such AETR.

During the three and six months ended January 31, 2026, we recorded net discrete tax benefits of $287,000 and $243,000, respectively, primarily due to higher actual deductions taken related to certain expenses associated with our Canadian operations, offset in part by interest expense accrued on unrecognized tax benefits. During the three and six months ended January 31, 2025, we recorded net discrete tax benefits of $76,000 and $184,000, respectively, primarily related to proxy solicitation costs and CEO transition costs.

At January 31, 2026 and July 31, 2025, total unrecognized tax benefits were $8,176,000 and $8,084,000, respectively, including interest of $312,000 and $240,000, respectively. At January 31, 2026 and July 31, 2025, $1,842,000 and $1,818,000, respectively, of our unrecognized tax benefits were recorded as non-current income taxes payable on our Condensed Consolidated Balance Sheets. The remaining unrecognized tax benefits of $6,334,000 and $6,266,000 at January 31, 2026 and July 31, 2025, respectively, were presented as an offset to the associated deferred tax assets on our Condensed Consolidated Balance Sheets (the vast majority of which are subject to a full valuation allowance). We believe it is reasonably possible that the gross unrecognized tax benefits could decrease by as much as $196,000 in the next 12 months due to the expiration of statute of limitations related to federal, state and foreign tax positions.

Our U.S. federal income tax returns for fiscal 2022 through 2025 are subject to Internal Revenue Service ("IRS") audit, including our fiscal 2023 income tax return which was recently selected by the IRS for examination. None of our state and foreign income tax returns prior to fiscal 2021 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

(13)     Stock-Based Compensation

Overview

In December 2023, our stockholders approved the Comtech Telecommunications Corp. 2023 Equity and Incentive Plan (the “2023 Plan”), which replaced the Amended and Restated 2000 Stock Incentive Plan. Under the 2023 Plan, the initial number of shares of common stock available for all awards, other than substitute awards granted in connection with a corporate transaction, was 1,669,683 shares of common stock plus certain expired or cancelled awards recycled back into the 2023 Plan. On January 13, 2025 and March 9, 2026, our stockholders approved an amendment to the 2023 Plan to increase the number of available shares of common stock authorized for issuance under the 2023 Plan by 2,195,000 and 2,800,000 shares, respectively. Accordingly, under the terms of the 2023 Plan, as amended, the maximum number of shares of common stock authorized for issuance is equal to (i) 6,595,000 shares, plus (ii) any shares of Common Stock available for awards under the 2000 Stock Incentive Plan as of the effective date of the 2023 Plan.

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

As of January 31, 2026, the aggregate number of shares of common stock which may be issued may not exceed 15,757,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and employee purchases under the ESPP with the issuance of new shares of our common stock.

As of January 31, 2026, we had granted stock-based awards representing the right to purchase and/or acquire an aggregate of 14,271,883 shares (net of 8,002,588 expired and canceled awards), of which an aggregate of 10,820,044 have been exercised or settled.

As of January 31, 2026, the following stock-based awards, by award type, were outstanding:

January 31, 2026
Stock options	96,250
Performance shares	788,150
RSUs, restricted stock and share units	2,567,439
Total	3,451,839

Our ESPP provides for the issuance of up to 1,300,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value on the first or last day of each calendar quarter, whichever is lower. Through January 31, 2026, we have cumulatively issued 1,126,939 shares of our common stock to participating employees in connection with our ESPP.

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended January 31,		Six months ended January 31,
	2026	2025	2026	2025
Cost of sales	$57,000	96,000	$113,000	200,000
Selling, general and administrative expenses	312,000	1,014,000	1,357,000	1,000,000
Research and development expenses	43,000	60,000	69,000	125,000
Stock-based compensation expense before income tax benefit	412,000	1,170,000	1,539,000	1,325,000
Estimated income tax benefit	—	(244,000)	—	(264,000)
Net stock-based compensation expense	$412,000	926,000	$1,539,000	1,061,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At January 31, 2026, unrecognized stock-based compensation of $8,720,000, net of estimated forfeitures of $403,000, is expected to be recognized over a weighted average period of 2.3 years. Total stock-based compensation capitalized and included in ending inventory at both January 31, 2026 and July 31, 2025 was $198,000. There are no liability-classified stock-based awards outstanding as of January 31, 2026 or July 31, 2025.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock-based compensation expense, by award type, is summarized as follows:

	Three months ended January 31,		Six months ended January 31,
	2026	2025	2026	2025
Stock options	$—	3,000	$—	20,000
Performance shares	(480,000)	302,000	(157,000)	(95,000)
RSUs, restricted stock and share units	884,000	850,000	1,681,000	1,371,000
ESPP	8,000	15,000	15,000	29,000
Stock-based compensation expense before income tax benefit	412,000	1,170,000	1,539,000	1,325,000
Estimated income tax benefit	—	(244,000)	—	(264,000)
Net stock-based compensation expense	$412,000	926,000	$1,539,000	1,061,000

During the more recent period, we reversed a portion of our stock-based compensation expense related to performance shares due to revised estimates of projected achievement of fiscal 2024 and 2025 performance share goals. ESPP stock-based compensation expense includes the 15% discount offered to participants in the ESPP.

The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability on our Condensed Consolidated Balance Sheets as of January 31, 2026 and July 31, 2025. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting. There is no estimated income tax benefit recognized for three and six months ended January 31, 2026 in light of the valuation allowance established on all U.S. deferred tax assets.

Stock Options

The following table summarizes the Plan's activity:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2025	124,470	$20.45
Expired	(28,220)	28.35
Outstanding at October 31, 2025	96,250	18.13
Outstanding at January 31, 2026	96,250	$18.13	4.11	$—

Exercisable at January 31, 2026	96,250	$18.13	4.11	$—

Vested and expected to vest at January 31, 2026	96,250	$18.13	4.11	$—

Stock options outstanding as of January 31, 2026 have exercise prices ranging from $17.88 - $22.75, representing the fair market value of our common stock on the date of grant, a contractual term of ten years and a vesting period of five years.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Performance Shares, RSUs, Restricted Stock, Share Units and Other Stock-based Awards

The following table summarizes the Plan's activity:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2025	1,675,105	$6.53
Granted	439,624	2.26
Settled	(337,984)	6.67
Canceled/Forfeited	(16,231)	5.86
Outstanding at October 31, 2025	1,760,514	$5.45
Granted	2,009,343	3.16
Settled	(124,752)	5.00
Canceled/Forfeited	(289,516)	6.98
Outstanding at January 31, 2026	3,355,589	$3.96	$18,657,000

Vested at January 31, 2026	231,868	$9.25	$1,289,000

Vested and expected to vest at January 31, 2026	3,249,476	$3.97	$18,067,000

The total intrinsic value relating to fully-vested awards settled during the three and six months ended January 31, 2026 was $652,000 and $1,427,000, respectively. The total intrinsic value relating to fully-vested awards settled during the three and six months ended January 31, 2025 was $1,632,000 and $2,268,000, respectively.

The performance shares granted to employees principally vest over a three-year performance period, if pre-established performance goals are attained, or as specified pursuant to the Plan and related agreements. As of January 31, 2026, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level, except for performance shares granted in fiscal 2024 and fiscal 2025, which reflect net lower-than-estimated achievement.

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

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of settlement of the underlying award. During the three and six months ended January 31, 2026, we paid out $5,000 and $28,000, respectively. During the three and six months ended January 31, 2025, we reversed $5,000 and $32,000, respectively, of previously accrued dividend equivalents due to forfeitures and paid out $117,000 and $156,000, respectively. Accrued dividend equivalents were recorded as a reduction to retained earnings. As of January 31, 2026 and July 31, 2025, accrued dividend equivalents were $89,000 and $117,000, respectively.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
With respect to the actual settlement of stock-based awards for income tax reporting, during the three and six months ended January 31, 2026, we have not recognized any tax benefit or expense in light of the valuation allowance established for all U.S. deferred tax assets. During the three and six months ended January 31, 2025, we recorded an income tax benefit of $95,000 and $120,000, respectively.

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

Our Allerium reportable operating segment is organized into three service areas: Emergency Routing Solutions ("ERS"), which includes our next-generation 911 and carrier emergency routing offerings; Agency Solutions ("AS"), which includes our 911 call handling solutions; and Mobile Network Solutions ("MNS"), which includes our trusted location, messaging and alerting solutions sold primarily into wireless carriers. This segment offers customers: Wireless/VolP 911 location and routing services to connect emergency calls to Public Safety Answering Points ("PSAPs"); SMS text to 911 services; next generation 911 solutions, providing emergency call routing, location validation, and policy-based routing rules, logging and security functionality; Emergency Services IP Network transport infrastructure for emergency services communications and support of next generation 911 services; call handling applications for PSAPs; wireless emergency alert solutions for network operators; and software and equipment for location-based and text messaging services for various applications, including for public safety, commercial and government services. The rebranding to Allerium did not change the composition of this reportable operating segment.

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
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Reportable operating segment information, along with a reconciliation of segment GAAP operating income to consolidated income (loss) before income taxes is presented in the tables below:

	Three months ended January 31, 2026			Six months ended January 31, 2026
	Satellite and Space Communications	Allerium	Total	Satellite and Space Communications	Allerium	Total
Net sales	$50,593,000	56,168,000	$106,761,000	$105,710,000	112,083,000	$217,793,000
Cost of sales	36,337,000	34,143,000		76,395,000	68,295,000
Selling, general and administrative	8,516,000	10,263,000		17,963,000	20,220,000
Research and development	1,777,000	2,610,000		2,799,000	5,353,000
Amortization of intangibles	1,426,000	3,617,000		2,852,000	7,235,000
Segment operating income	$2,537,000	5,535,000	$8,072,000	$5,701,000	10,980,000	$16,681,000

Unallocated corporate expenses			9,003,000			19,618,000
CEO transition costs			305,000			1,056,000
Interest expense			11,224,000			22,777,000
Interest (income) and other			(208,000)			(431,000)
Change in fair value of warrants and derivatives			1,366,000			2,716,000
Loss before income taxes			$(13,618,000)			$(29,055,000)

Purchases of property, plant and equipment	$314,000	4,114,000	$4,428,000	$566,000	7,118,000	$7,684,000
Unallocated purchases of property, plant and equipment			—			—
Consolidated purchases of property, plant and equipment			$4,428,000			$7,684,000

Depreciation expense	$662,000	2,196,000	$2,858,000	$1,322,000	4,423,000	$5,745,000
Unallocated depreciation expense			107,000			220,000
Consolidated depreciation expense			$2,965,000			$5,965,000

Assets as of January 31, 2026:
Total segment assets				$235,627,000	442,883,000	$678,510,000
Unallocated assets						25,319,000
Consolidated assets						$703,829,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended January 31, 2025			Six months ended January 31, 2025
	Satellite and Space Communications	Allerium	Total	Satellite and Space Communications	Allerium	Total
Net sales	$73,721,000	52,853,000	$126,574,000	$132,654,000	109,720,000	$242,374,000
Cost of sales	58,212,000	34,525,000		122,855,000	71,062,000
Selling, general and administrative	11,410,000	8,554,000		41,072,000	17,208,000
Research and development	1,494,000	2,800,000		2,398,000	5,544,000
Amortization of intangibles	1,426,000	3,617,000		4,402,000	7,234,000
Impairment of long-lived assets, including goodwill	—	—		79,555,000	—
Segment operating income (loss)	$1,179,000	3,357,000	$4,536,000	$(117,628,000)	8,672,000	$(108,956,000)

Unallocated corporate expenses			14,025,000			27,522,000
Proxy solicitation costs			1,099,000			2,682,000
CEO transition costs			(331,000)			267,000
Interest expense			11,008,000			20,540,000
Interest (income) and other			(126,000)			509,000
Change in fair value of warrants and derivatives			28,568,000			34,092,000
Write-off of deferred financing costs			—			1,412,000
Loss before income taxes			$(49,707,000)			$(195,980,000)

Purchases of property, plant and equipment	$89,000	1,410,000	$1,499,000	$139,000	3,518,000	$3,657,000
Unallocated purchases of property, plant and equipment			154,000			411,000
Consolidated purchases of property, plant and equipment			$1,653,000			$4,068,000

Depreciation expense	$670,000	1,946,000	$2,616,000	$1,517,000	3,908,000	$5,425,000
Unallocated depreciation expense			163,000			249,000
Consolidated depreciation expense			$2,779,000			$5,674,000

Assets as of January 31, 2025:
Total segment assets				$293,176,000	448,610,000	$741,786,000
Unallocated assets						28,775,000
Consolidated assets						$770,561,000

Unallocated expenses result from corporate expenses, such as executive compensation, accounting, legal and other regulatory compliance related costs and also includes all of our amortization of stock-based compensation.

During the three months ended January 31, 2026 and 2025, our Unallocated segment incurred restructuring costs of $912,000 and $1,970,000, respectively, and during the six months ended January 31, 2026 and 2025, incurred restructuring costs of $2,568,000 and $5,993,000, respectively, primarily focused on legal and other expenses related to strategic alternatives and divestiture activities, as well as other initiatives to streamline our operations, align our cost structure with our future anticipated business and improve our liquidity.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the three and six months ended January 31, 2025, our Unallocated segment incurred $1,099,000 and $2,682,000, respectively, of proxy solicitation costs, consisting principally of legal and advisory fees. In November 2024, we entered into a cooperation agreement (the “Cooperation Agreement”) with Fred Kornberg, Michael Porcelain and Oleg Timoshenko (collectively the “Investor Group”). Pursuant to the Cooperation Agreement, our Board appointed Michael J. Hildebrandt to serve on the Board and agreed to nominate, support and recommend Mr. Hildebrandt for election at our Fiscal 2024 Annual Meeting of Stockholders (the "2024 Annual Meeting"). Also, we agreed not to renominate two incumbent directors for election at the 2024 Annual Meeting and the Investor Group agreed to withdraw its nomination of candidates for election to the Board at the 2024 Annual Meeting to, instead, support our slate of directors for election. Pursuant to the Cooperation Agreement, we and the Investor Group agreed to cooperate in good faith to identify an additional candidate to be appointed to the Board at a later date as an independent director. In September 2025, we provided notice to the Investor Group regarding our renomination of Mr. Hildebrandt at the Fiscal 2025 Annual Meeting of Stockholders. Accordingly, the Cooperation Agreement was extended until 30 days prior to the nomination deadline of our Fiscal 2026 Annual Meeting of Stockholders.

During the three months ended January 31, 2026 and 2025, our Unallocated segment recorded CEO transition costs of $305,000 and a benefit of $331,000, respectively, and during the six months ended January 31, 2026 and 2025, recorded CEO transition costs of $1,056,000 and $267,000, respectively. See Note (1) - General - CEO Transition Costs and Related for further information.

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

There were no intersegment sales between the Satellite and Space Communications segment and the Allerium segment for both the three and six months ended January 31, 2026 and 2025.

Unallocated assets at January 31, 2026 consist principally of cash and cash equivalents, income taxes receivable, corporate property, plant and equipment and deferred financing costs. The large majority of our long-lived assets are located in the U.S.

(15)     Long-lived Assets, including Goodwill

The following table represents goodwill by reportable operating segment:

	Satellite and Space Communications	Allerium	Total
Balance as of January 31, 2026 and July 31, 2025	$30,535,000	174,090,000	$204,625,000

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

At both January 31, 2026 and July 31, 2025, accumulated goodwill impairment losses related to our Satellite and Space Communications segment totaled $128,480,000. Of such amount, $79,555,000 was recorded in the first quarter of the prior fiscal year, 2025. There are no accumulated impairments for our Allerium segment.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(16)     Intangible Assets

Intangible assets with finite lives are as follows:

	January 31, 2026
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$294,258,000	155,992,000	$138,266,000
Technologies	13.6	106,149,000	87,389,000	18,760,000
Trademarks and other	16.9	31,826,000	25,834,000	5,992,000
Total		$432,233,000	269,215,000	$163,018,000

	July 31, 2025
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$294,258,000	148,863,000	$145,395,000
Technologies	13.6	106,149,000	85,439,000	20,710,000
Trademarks and other	16.9	31,826,000	24,826,000	7,000,000
Total		$432,233,000	259,128,000	$173,105,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the three and six months ended January 31, 2026 was $5,043,000 and $10,087,000, respectively. Amortization expense for the three and six months ended January 31, 2025 was $5,043,000 and $11,636,000, respectively.

The estimated amortization expense consists of the following for the fiscal years ending July 31:

2026	$19,128,000
2027	17,774,000
2028	17,774,000
2029	16,353,000
2030	14,446,000

We review net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. Based on our assessment, we believe that the carrying values of our net intangible assets were recoverable as of January 31, 2026. If business conditions deteriorate, we may be required to record impairment losses, and/or increase the amortization of intangibles in the future. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

Post Fiscal 2024
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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Upon a repurchase of the Series B-3 Convertible Preferred Stock at 1.0x the liquidation preference, we will issue each respective holder a warrant (a “Warrant”). A Warrant will represent the right to acquire our common stock, as further described in the Series B-3 Subscription and Exchange Agreement, for a term of five years and six months from the issuance of such Warrant, at an initial exercise price equal to the conversion price on the date of issuance of such Warrant, subject to certain adjustments. We determined that our obligation to issue a Warrant met the definition of a freestanding financial instrument that should be accounted for as a liability. The Warrant liability is classified in Warrant and Derivative Liabilities on the Condensed Consolidated Balance Sheets and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs, until the Warrant is exercised or expires. Changes in the estimated fair value of the Warrant are recognized in our Condensed Consolidated Statements of Operations as a non-cash expense or benefit. As of January 31, 2026 and July 31, 2025, the Warrant liability was remeasured to $1,679,000 and $234,000, respectively. For the three and six months ended January 31, 2026, we recorded a non-cash expense of $1,021,000 and $1,445,000, respectively, and for the three and six months ended January 31, 2025 we recorded a non-cash benefit of $2,820,000 and $467,000, respectively, in Other expenses (income) - Change in fair value of warrants and derivatives on the Condensed Consolidated Statements of Operations.

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

We identified several embedded derivatives that require bifurcation from the Series B-2 Convertible Preferred Stock (and subsequent issuance of the Series B-3 Convertible Preferred Stock) under ASC 815, including the holders' right to: (i) require us to repurchase Series B-3 Convertible Preferred Stock upon the consummation of an asset sale meeting certain criteria, or in connection with a change in control; (ii) convert Series B-3 Convertible Preferred Shares into shares of our common stock; (iii) increase the dividend rate in certain circumstances; and (iv) elect to receive cash dividends in certain circumstances. When evaluating such embedded derivatives, we determined that the Series B-3 Convertible Preferred Stock was more akin to a debt-like host than an equity-like host. We also determined that such features qualify for accounting as one combined embedded derivative liability. We established an initial embedded derivative liability of $38,832,000, which was recorded as a reduction to the initial fair value of the Series B-2 Convertible Preferred Stock and presented with Warrant and Derivative Liabilities on the Condensed Consolidated Balance Sheets. The combined embedded derivative liability is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs. Changes in the estimated fair value of the combined embedded derivative liability are recognized in our Condensed Consolidated Statements of Operations as a non-cash expense or benefit. As of January 31, 2026 and July 31, 2025, the embedded derivative liability was remeasured to $13,470,000 and $14,608,000, respectively. For the three and six months ended January 31, 2026, we recorded a non-cash benefit of $1,828,000 and $1,138,000, respectively, and for the three and six months ended January 31, 2025 recorded a non-cash expense of $30,620,000 and $30,902,000, respectively, in Other expenses (income) - Change in fair value of warrants and derivatives on the Condensed Consolidated Statements of Operations.

Upon the Series B-2 Exchange, the initial estimated fair value of the Series B-2 Convertible Preferred Stock was $132,310,000. We reduced the initial estimated fair value of the Series B-2 Convertible Preferred Stock to establish the initial combined embedded derivative liability, as discussed above. We also adjusted the carrying value of the Series B-3 Convertible Preferred Stock at January 31, 2026 based on its redemption value of $213,443,000, which includes $1,589,000 of accrued dividends. Through January 31, 2026, as presented in the table below, the adjustments charged against retained earnings and additional paid in capital to increase the carrying value of each respective Series B Convertible Preferred Stock, while outstanding, to their respective redemption values totaled $106,686,000.

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

The following table presents a reconciliation of the adjustments to increase the carrying values of the Convertible Preferred Stock to their redemption values while outstanding:

Redemption value of Series B-3 Convertible Preferred Stock at January 31, 2026	$213,443,000
Less: Carrying value of combined embedded derivatives at January 31, 2026	13,470,000
Carrying value of Series B-3 Convertible Preferred Stock at January 31, 2026	199,973,000
Less: Initial carrying value of Series B-2 Convertible Preferred Stock on October 17, 2024	93,478,000
Less: Initial carrying value of Series B-3 Fee on March 3, 2025	3,221,000
Adjustment to increase the carrying value of Series B-3 Convertible Preferred Stock to its redemption value at January 31, 2026 and Series B-2 Convertible Preferred Stock (while outstanding)	103,274,000
Adjustment to increase carrying value of Series B-1 Convertible Preferred Stock to its redemption value (while outstanding)	3,412,000
Total adjustments to redemption values charged to Stockholder's Equity:
Through January 31, 2026	106,686,000
Less: October 31, 2025 and prior	100,161,000
Three months ended January 31, 2026	$6,525,000

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

(18)     Stockholders’ Equity

Common Stock Repurchase Program
On September 29, 2020, our Board of Directors authorized a $100,000,000 stock repurchase program, which replaced our prior program. The $100,000,000 stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases during the six months ended January 31, 2026 and 2025.

Additional Paid in Capital
Cumulatively through January 31, 2026, $100,307,000 of the adjustments to the carrying values of outstanding Convertible Preferred Stock to their respective redemption values, while outstanding, were charged to additional paid in capital so as not to exceed the available amount of retained earnings at the time of such adjustments.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(19)    Legal Proceedings and Other Matters

Former CEO Related Matters
On March 12, 2024, we terminated Ken Peterman, our President and CEO at the time, for Cause pursuant to the terms of his employment agreement dated September 12, 2022 (the “Employment Agreement”). On November 21, 2024 (as amended on December 31, 2024), Mr. Peterman filed a claim with the American Arbitration Association, alleging that Comtech materially breached the Employment Agreement in the termination for Cause and that the termination was a retaliation for whistleblowing by Mr. Peterman in connection with certain of our prior financial and accounting practices. Mr. Peterman claimed he was owed direct contractual damages in an amount in excess of $6,000,000 and consequential damages for injury to his professional reputation in excess of $35,000,000. We believed Mr. Peterman's claims to be entirely without merit and defended ourselves vigorously in the matter. We filed an initial counterclaim against Mr. Peterman alleging that his misconduct and attempts to conceal the same constituted a breach of his fiduciary duties. Subsequently, on November 24, 2025, we filed an amended counterclaim seeking damages for malicious prosecution, abuse of process, breach of contract and defamation, as well as further claims for Mr. Peterman's breach of his fiduciary duties in addition to the initial counterclaim. On January 9, 2026, Mr. Peterman's counsel wrote to the Arbitrator with two motions, (i) voluntarily withdrawing Mr. Peterman's claims against Comtech, and (ii) seeking dismissal of Comtech's counterclaims against Mr. Peterman. On or about January 23, 2026, the Arbitrator granted Mr. Peterman’s motion to withdraw all of his claims against Comtech in the arbitration, but rejected Mr. Peterman's motion for dismissal of Comtech's counterclaims. Comtech’s counterclaims are still pending against Mr. Peterman. On or about February 6, 2026, Mr. Peterman's counsel notified the Arbitrator that he is resigning from his representation of Mr. Peterman. The Arbitrator has informed Mr. Peterman that he must retain new counsel by March 30, 2026, or represent himself in defense of Comtech's counterclaims.

Mr. Peterman also filed a separate administrative complaint with the Department of Labor (Occupational Safety and Health Administration) making similar allegations and claiming that we retaliated against him in violation of the Sarbanes-Oxley Act of 2002. We independently investigated, with the assistance of an outside advisor, Mr. Peterman's allegations that he was a whistleblower and determined that such allegations were not substantiated. The U.S. Department of Labor dismissed Mr. Peterman’s administrative complaint on or about April 22, 2025. The appeal period has expired. Nevertheless, on July 18, 2025, Mr. Peterman filed a complaint in the U.S. District Court for the Southern District of New York (the "Court"), largely reciting the same claims he made in the prior Sarbanes-Oxley complaint with the Department of Labor. We promptly informed Mr. Peterman’s attorney that the suit was frivolous and sought leave of the Court to seek dismissal. Mr. Peterman’s attorney responded by withdrawing the lawsuit on September 5, 2025.

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

On May 22, 2025, DDTC issued a Request for Information, to which we replied. The DDTC investigation remains pending, however, in light of this request, we reevaluated our prior assessment of loss contingencies associated with this matter and determined that we may no longer conclude that the likelihood of a loss contingency is remote. Rather, it is now reasonably possible that a loss contingency (e.g., monetary penalties) exists related to this matter. Such penalties, if any, are not currently estimable by us given the early stage of our review, as well as that of the DDTC, and multiple positive mitigating factors that could affect the ultimate outcome, including but not limited to: the voluntary nature of our disclosure; our historical compliance record; the number of exports involved; the parties to whom the units were shipped; and the nature of the potential violation(s). Based on such determination, we have not accrued for any loss contingencies related to this matter as of January 31, 2026.

In parallel, we submitted a Commodity Jurisdiction ("CJ") request to DDTC on July 30, 2025, in support of our initial classifications of the exports under investigation. On January 27, 2026, the DDTC issued its Commodity Jurisdiction Determination, finding that SLM-5650 satellite modems with DSSS firmware, Models A, B, and C, are subject to its jurisdiction in accordance with the ITAR. Our voluntary self-disclosure remains pending.

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
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(20)     Cost Reduction and Restructuring Related Activities

In connection with our transformation plan, we implemented multiple reductions in force throughout our organization and in all of our segments. Through January 31, 2026, such reductions approximated 21% of our workforce as of July 31, 2024, or approximately $47,000,000 in annualized labor costs. At January 31, 2026, we had approximately 1,340 employees (including temporary employees and contractors), compared to 1,347 and 1,676 as of July 31, 2025 and July 31, 2024, respectively.

Our severance liability was $93,000 and $762,000, respectively, as of January 31, 2026 and July 31, 2025. Severance costs, recorded within selling, general and administrative expenses in our Condensed Consolidated Statements of Operations, were $549,000 and $3,633,000, respectively, for the six months ended January 31, 2026 and for all of fiscal 2025. Severance payments were $1,218,000 and $3,900,000, respectively, for the six months ended January 31, 2026 and for all of fiscal 2025.

Index
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains, and oral statements made by our representatives from time to time may contain, forward-looking statements. Forward-looking statements can be identified by words such as: "anticipate," "believe," "continue," "could," "estimate," "expect," "future," "goal," "outlook," "intend," "likely," "may," "plan," "potential," "predict," "project," "seek," "should," "strategy," "target," "will," "would," and similar references to future periods, or the negative of those words and expressions, as well as statements in future tense. Forward-looking statements include, among others, statements regarding our expectations for our strategic alternatives process, our expectations for further portfolio-shaping opportunities, our expectations for other operational initiatives, our expectations for completing further financing initiatives, our future performance and financial condition, the plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives of our management to be materially different from the results, performance or other expectations implied by these forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that are difficult to predict and many of which are outside of our control. Factors that could cause actual results to differ materially from current expectations include, among other things: the outcome and effectiveness of the aforementioned strategic alternatives process, further portfolio-shaping opportunities, other operational initiatives, and the completion of further financing activities; our ability to access capital and liquidity; our ability to implement changes in our executive leadership; the possibility that the expected benefits from our strategic activities will not be fully realized, or will not be realized within the anticipated time periods; the risk that acquired businesses will not be integrated successfully; impacts from, and uncertainties regarding, future actions that may be taken by activist stockholders; the possibility of disruption from acquisitions or dispositions, making it more difficult to maintain business and operational relationships or retain key personnel; the risk that we will be unsuccessful in implementing a tactical shift in our Satellite and Space Communications segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche products and solutions with higher margins; the nature and timing of our receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; the timing and amount of adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements or rebranding; changing customer demands and/or procurement strategies and our ability to scale opportunities and deliver solutions to current and prospective customers; changes and uncertainty in prevailing economic and political conditions (including financial and capital market conditions), including as a result of military conflicts or any tariff, trade restrictions or similar matters; impact of government shutdowns; changes to government procurement practices; changes in the price of oil in global markets; changes in prevailing interest rates and foreign currency exchange rates; risks associated with our legal proceedings, customer claims for indemnification, and other similar matters; risks associated with our obligations under our credit facilities; risks associated with our large contracts; risks associated with supply chain disruptions; and other factors described in this and our other filings with the Securities and Exchange Commission ("SEC"). However, these risks are not the only risks that we face. Additional risks and uncertainties, not currently known to us or that do not currently appear to be material, may also materially adversely affect our business, financial condition and/or operating results in the future. We describe risks and uncertainties that could cause actual results and events to differ materially in the “Risk Factors” (Part I, Item 1A), “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7) and “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A) sections in our Annual Report on Form 10-K filed with the SEC on November 10, 2025, as the same may be updated from time to time in our various filings with the SEC. We do not intend to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise, except as required by law.

Index
OVERVIEW

We are a leading provider of satellite and space communications technologies, terrestrial and wireless network solutions, Next Generation 911 ("NG-911") and emergency services and cloud native capabilities. This includes the critical communications infrastructure that people, businesses, and governments rely on when durable, trusted connectivity is required, no matter where they are – on land, at sea, or in the air – and no matter what the circumstances – from armed conflict to a natural disaster. Our solutions are designed to fulfill our customers’ needs for secure wireless communications in the most demanding environments, including those where traditional communications are unavailable or cost-prohibitive, and in mission-critical and other scenarios where performance is crucial. Over the long-term, we anticipate future growth in our end markets due to a trend of increasing demand for global voice, video and data usage in recent years, in addition to the growth of emergency communication networks and related applications. We provide our solutions to both commercial and governmental, as well as both domestic and international customers.

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

The impact of gross favorable and unfavorable changes in contract estimates on reported gross margin is presented in the table below:

	Three months ended January 31,		Six months ended January 31,
	2026	2025	2026	2025
Gross favorable changes	$2,648,000	2,481,000	$4,110,000	5,194,000
Gross unfavorable changes	(1,899,000)	(3,823,000)	(3,685,000)	(12,743,000)
Net changes	$749,000	(1,342,000)	$425,000	(7,549,000)

Impairment of Long-Lived Assets, Including Goodwill. As of January 31, 2026, total goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $204.6 million (of which $30.5 million relates to our Satellite and Space Communications segment and $174.1 million relates to our Allerium segment). Additionally, as of January 31, 2026, net intangibles recorded on our Condensed Consolidated Balance Sheet aggregated $163.0 million (of which $38.3 million relates to our Satellite and Space Communications segment and $124.7 million relates to our Allerium segment). For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, our segments each constitute a reporting unit and we must make various assumptions in determining their estimated fair values. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (15) - Long-lived Assets, including Goodwill for further information. Ongoing and future actions supporting our transformation plan could result in a material impairment of our goodwill and/or intangible assets.

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

Index

Our U.S. federal income tax returns for fiscal 2022 through 2025 are subject to Internal Revenue Service ("IRS") audit, including our fiscal 2023 income tax return which was recently selected by the IRS for examination. None of our state and foreign income tax returns prior to fiscal 2021 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

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

As it relates to software developed for the purpose of internal-use (e.g., hosted "SaaS" applications within our Allerium segment), costs capitalized primarily consist of direct labor and third-party vendor costs associated with creating the software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred) and the post-implementation/operation stage (all costs are expensed as incurred). Costs capitalized in the application development stage include costs related to the design and implementation of the selected software components, software build and configuration infrastructure, and software interfaces. Capitalization of costs requires judgment in determining when a project has reached the application development stage, the proportion of time spent in the application development stage, and the period over which we expect to benefit from the use of that software. For the three months ended January 31, 2026 and 2025, internal-use software costs capitalized were $1.6 million and $0.5 million, respectively. For the six months ended January 31, 2026 and 2025, internal-use software costs capitalized were $3.1 million and $1.5 million, respectively. Capitalized internal use software costs are amortized once the software is placed in service on the straight-line method over the estimated useful life of the software, which is generally three years.

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

Index
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

Derivative Instruments and Warrant Liabilities. With the assistance of a third party expert, we evaluate our financial instruments, including our Credit Facility, Subordinated Credit Facility, Convertible Preferred Stock and warrants to issue our common stock pursuant to the terms of such instruments, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Such evaluation considers a qualitative and quantitative assessment of whether the host instrument is more debt or equity-like, and if embedded derivatives should be bifurcated from the host instrument and/or combined for accounting purposes. For derivatives that are accounted for as liabilities, the derivative is initially recorded at its estimated fair value and is then re-valued at each reporting date, with changes in its estimated fair value reported in our Condensed Consolidated Financial Statements. To estimate such fair values, with the assistance of a third party valuation expert, we primarily use Monte Carlo simulation models, on a with and without basis, or Black-Scholes option pricing models, each adjusted for instrument-specific terms. Due to the nature of our derivative instruments and warrant liabilities, we must use Level 3 inputs for estimating fair value, which are unobservable inputs developed using the best available information under the circumstances. Level 3 inputs are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect our assumptions related to how market participants would use similar inputs to price the asset or liability. Accordingly, our estimates and assumptions could prove to be inaccurate. Also, changes in such estimates and assumptions from period to period could be material to our results of operations and financial condition. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (4) - Fair Value Measurements and Financial Instruments for further information.

Fiscal 2026: Second Quarter Results and Business Outlook

Financial results for the second quarter of fiscal 2026 include:

•Consolidated net sales were $106.8 million, compared to $126.6 million in the second quarter of fiscal 2025; as anticipated, the decline in net sales in the Satellite and Space Communications (“S&S”) segment primarily reflects the decision to phase out and eliminate certain low margin and working capital intensive revenues as well as the impact of the recent U.S. government shutdown. Examples include contracts for services, including the Very Small Aperture Terminal (“VSAT”) Satellite Systems and Services Contract and the Global Field Service Representative (“GFSR”) contract, as well as legacy troposcatter related products and services; Allerium reported higher net sales in all three of its product areas compared to the prior year period;

•Gross margin was 33.9%, compared to 26.7% in our second quarter of fiscal 2025; the improvement in our quarterly gross margin percentage builds upon the quarterly trend achieved throughout fiscal 2025 and the first quarter of fiscal 2026 to reduce cost of goods sold and to improve overall product mix;

•GAAP net loss attributable to common stockholders was $20.2 million and included, among other things: (i) non-cash charges of $19.9 million, of which (a) $6.6 million related to the amortization of deferred financing costs, debt discount, accreted interest and interest paid-in-kind associated with our senior and subordinated credit facilities; (b) $6.5 million related to net paid-in-kind dividends associated with our Convertible Preferred Stock; (c) $5.0 million related to the amortization of intangible assets; (d) $1.4 million related to the remeasurement of warrants and derivatives; and (e) $0.4 million related to the amortization of stock-based compensation; and (ii) cash charges of $1.9 million, of which (x) $1.6 million related to restructuring costs; and (y) $0.3 million related to CEO transition costs;

•GAAP EPS net loss of $0.68 and Non-GAAP EPS net loss of $0.18;

•Adjusted EBITDA (a Non-GAAP financial measure discussed below) of $9.1 million, compared to $2.9 million for the second quarter of fiscal 2025;

•New bookings (also referred to as orders) of $175.4 million, resulting in a quarterly book-to-bill ratio of 1.64x (a measure defined as bookings divided by net sales); as part of our transformation plan, we have refocused and prioritized our product development and sales efforts to target higher margin opportunities in which we have greater differentiation;

•Backlog of $731.6 million as of January 31, 2026, compared to $672.1 million as of July 31, 2025 and $763.8 million as of January 31, 2025;

Index

•Revenue visibility of approximately $1.1 billion as of January 31, 2026; we measure this revenue visibility as the sum of our $731.6 million of funded backlog, plus the total unfunded value of certain multi-year contracts that we have received and from which we expect future orders; and

•Cash flows provided by operating activities were $4.9 million, our fourth consecutive quarter of positive operating cash flows; this includes $4.2 million in aggregate payments for restructuring costs, including severance, and CEO transition costs; cash flows provided by operating activities would have been $9.1 million without these costs; operating cash flows in the second quarter of fiscal 2026 include $4.9 million of total net cash paid for interest and income taxes.

Non-GAAP financial measures discussed above are reconciled to the most directly comparable GAAP financial measures in the table included in the below section “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended January 31, 2026 and 2025” and “Comparison of the Results of Operations for the Six Months Ended January 31, 2026 and 2025.”

Other Key Business Developments and Updates

Satellite and Space Communications (or "S&S")

Our Satellite and Space Communications segment continues to focus on capitalizing on our differentiated capabilities, thoughtfully evaluating the product portfolio and implementing initiatives to improve margins and cash flow generation.

During the second quarter of fiscal 2026, we were awarded various orders including:

•over $5.5 million of funded orders from several international government end customers of our troposcatter Family of Systems ("FoS"), including our rapidly deployable multi-path radios ("MPRs") and Modular Transportable Transmission Systems ("MTTS");

•incremental funding in excess of $4.5 million for ongoing training and support of complex cybersecurity operations for U.S. government customers;

•approximately $2.8 million in funded orders for high-frequency band amplifiers for use by a provider of high-speed satellite broadband services and secure networking systems covering military and commercial markets;

•over $1.8 million in funded orders from the U.S. Navy for non-recurring engineering services;

•approximately $1.2 million in funded orders for our software-defined, satellite communications network applications in support of upgrading domestic air traffic control platforms;

•in excess of $1.0 million in follow-on orders for high-power amplifiers in support of an electronic warfare and countermeasures space program led by a U.S. government agency; and

•over $1.0 million in funded orders for products and services related to electrical, electronic and electro-mechanical ("EEE") space parts and components in support of an international end customer's rocket launch initiatives.

In September 2025, as part of our operational efficiency and cost savings plans, we made the decision to migrate certain production capabilities and operational functions to our manufacturing operations in Chandler, Arizona. Such initiative is expected to be substantially completed in fiscal 2026, result in increased manufacturing efficiencies, allow us to further optimize our facilities footprint and result in recurring annualized cost savings over time of approximately $3.0 million.

In March 2025, we announced the delivery of our first Digital Common Ground 7000 ("DCG-7000") high speed, small form factor, software-defined modems to Lite Coms for integration, interoperability and performance testing across diverse government and commercial satellite communications applications and ground terminal configurations. DCG-7000 modems support DVB-S2X, along with other protected waveforms, and incorporates modern cybersecurity design principles, including integrated Transmission Security (“TRANSEC”) for over-the-air transmission.

Index
In December 2024 (fiscal 2025), we received notice from our prime contractor to stop work associated with a legacy U.S. Marine Corps contract. We initiated litigation against the prime contractor in order to enforce our rights. As of July 31, 2025, $15.7 million of total receivables related to our contract remained outstanding. In November 2025, we entered into discussions with our prime contractor to explore a comprehensive settlement of our pending litigation. Based on a settlement reached in February 2026, along with our cost mitigation actions taken, we reduced cumulative net sales and receivables related to this contract by $2.9 million. Considering these adjustments and $0.2 million of cash collections during the first half of fiscal 2026, total receivables related to our contract were $12.6 million as of January 31, 2026. Litigation related to this matter has been paused while the parties carry out their respective duties under the terms of the settlement agreement, including submission of our termination settlement proposal to the customer. While we believe that we have meritorious claims, some or all of our receivables could be at risk of not being collected. Future results of operations related to our troposcatter solutions product line depend, in part, on the nature, timing and amount associated with resolving this matter.

Allerium

With strategic wins in the U.S., Canada and Australia, we believe Allerium's position as a trusted leader in 911, NG-911 and public safety applications positions us increasingly well to deliver similarly sophisticated solutions for other types of emergencies. New emergency-requesting devices, such as "wearables," vehicles, smart speakers and AI-capable cameras, along with new delivery methods, such as satellite networks, are expected to drive innovation and growth within the public safety market over time.

During the second quarter of fiscal 2026, we were awarded various orders including:

•over $107.0 million of incremental funding toward a multi-year contract extension, valued in excess of $130.0 million, by Allerium’s largest customer, a leading telecommunications company in the U.S.;

•in excess of $10.5 million in multi-year funding toward the deployment of a new next-generation 911 ("NG-911") system in the south central region of the U.S.;

•approximately $3.0 million of funding from a domestic Tier 1 mobile network operator for advanced mobile location center software features;

•over $2.0 million of incremental funding for certain upgrades to an existing NG-911 customer's statewide platform;

•approximately $2.0 million of funding related to an existing customer's renewal of backend 911 communication-related services ultimately provided to other telecom providers, VoIP companies and messaging platforms;

•in excess of $1.6 million of funding for a new multi-year contract to deploy our NG-911 Guardian call handling solutions in a Canadian province;

•approximately $1.6 million of incremental funding from a domestic Tier 1 mobile network operator for various ESInet and location-based solutions;

•approximately $1.5 million of funding to provide software engineering services to Allerium's largest customer in support of new features for wireless communication applications; and

•in excess of $1.0 million of funding related to an existing customer’s renewal of our NG-911 Guardian call handling solution in a Northeastern state.

Unallocated

In December 2025, as part of our ongoing board refreshment initiatives, our Board of Directors (the “Board”) appointed Mary Jane Raymond as an independent director. Also, in January 2026, Wendi B. Carpenter notified us of her intention to retire as a director from the Board and not stand for re-election at our Fiscal 2025 Annual Meeting of Stockholders, which occurred on March 9, 2026 (the “Fiscal 2025 Annual Meeting”). All seven of the Board's nominees were re-elected at the Annual Meeting.

Index
As previously disclosed, in March 2024, Comtech terminated Ken Peterman, its President and CEO at the time, for Cause. Also, as previously disclosed, Mr. Peterman filed a claim against the Company with the American Arbitration Association (“AAA”) claiming he was owed direct contractual damages in excess of $6 million and consequential damages in excess of $35 million. Comtech has defended itself against Mr. Peterman's claims and filed counterclaims against Mr. Peterman seeking damages for breach of fiduciary duty, malicious prosecution, abuse of process, breach of contract and defamation. In January 2026, Mr. Peterman's counsel wrote to the AAA with two motions, (i) voluntarily withdrawing Mr. Peterman's claims against Comtech, and (ii) seeking dismissal of Comtech's counterclaims against Mr. Peterman. In January 2026, the AAA granted Mr. Peterman’s motion to withdraw all of his claims against Comtech in the arbitration, but rejected Mr. Peterman's motion for dismissal of Comtech's counterclaims. Comtech’s counterclaims are still pending against Mr. Peterman. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (19) – Legal Proceedings and Other Matters of this Form 10-Q for information regarding legal proceedings and other matters.

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

Additional information related to our Business Outlook for Fiscal 2026 and a definition and explanation of Adjusted EBITDA is included in the below section Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended January 31, 2026 and 2025” and “Comparison of the Results of Operations for the Six Months Ended January 31, 2026 and 2025.”

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2026 AND 2025

Net Sales. Consolidated net sales were $106.8 million and $126.6 million for the three months ended January 31, 2026 and 2025, respectively, representing a decrease of $19.8 million, or 15.6%. The period-over-period decrease reflects lower net sales in our Satellite and Space Communications segment, offset in part by higher sales in our Allerium segment, as further discussed below.

Satellite and Space Communications
Net sales in our Satellite and Space Communications segment were $50.6 million for the three months ended January 31, 2026, as compared to $73.7 million for the three months ended January 31, 2025, a decrease of $23.1 million, or 31.3%. As anticipated, the decline in net sales in the S&S segment primarily reflects the decision to phase out and eliminate certain low margin and capital intensive revenues as well as the impact of the recent U.S. government shutdown. Examples include contracts for services, including the Very Small Aperture Terminal (“VSAT”) Satellite Systems and Services Contract and the Global Field Service Representative (“GFSR”) contract, as well as legacy troposcatter related products and services. As part of this repositioning, S&S is pursuing sales of innovative, higher-margin solutions such as digital common ground modems, network solutions and rapidly deployable multi-path radios ("MPRs"). This segment represented 47.4% of consolidated net sales for the three months ended January 31, 2026, as compared to 58.2% for the three months ended January 31, 2025. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the three months ended January 31, 2026 and 2025 was 0.68x and 0.64x, respectively, and reflects the aforementioned decision to phase out and eliminate certain low margin revenues, as well as order delays related to the recent U.S. government shutdown.

Allerium
Net sales in our Allerium segment were $56.2 million for the three months ended January 31, 2026, as compared to $52.9 million for the three months ended January 31, 2025, an increase of $3.3 million, or 6.2%. Net sales for the three months ended January 31, 2026 reflect higher net sales in all three product areas (location-based, next-generation 911 ("NG-911") and call handling solutions). This segment represented 52.6% of consolidated net sales for the three months ended January 31, 2026, as compared to 41.8% for the three months ended January 31, 2025. Our book-to-bill ratio in this segment for the three months ended January 31, 2026 and 2025 was 2.51x and 0.61x, respectively, and includes over $107.0 million of incremental funding toward a multi-year contract extension, valued in excess of $130.0 million, by Allerium’s largest customer, a leading telecommunications company in the U.S.

Index
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

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the three months ended January 31, 2026 and 2025 are as follows:

	Three months ended January 31,
	2026	2025	2026	2025	2026	2025
	Satellite and Space Communications		Allerium		Consolidated
U.S. government	32.5%	59.9%	0.9%	1.1%	15.9%	35.4%
Domestic	17.7%	12.2%	88.9%	92.0%	55.1%	45.5%
Total U.S.	50.2%	72.1%	89.8%	93.1%	71.0%	80.9%

International	49.8%	27.9%	10.2%	6.9%	29.0%	19.1%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. For the three months ended January 31, 2026 and 2025, except for the U.S. government, there were no customers that represented 10% or more of consolidated net sales. International sales for the three months ended January 31, 2026 and 2025 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $30.9 million and $24.2 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented 10% or more of consolidated net sales for the three months ended January 31, 2026 and 2025.

Gross Profit. Gross profit was $36.2 million and $33.7 million for the three months ended January 31, 2026 and 2025, respectively, an increase of $2.5 million, or 7.4%. Gross profit, as a percentage of consolidated net sales, for the three months ended January 31, 2026 was 33.9% as compared to 26.7% for the three months ended January 31, 2025. Our gross profit for the three months ended January 31, 2026 (both in dollars and as a percentage of consolidated net sales) reflects overall product mix changes, as discussed above, and improved operational and financial performance as a result of our transformation initiatives to, among other things, enhance operational efficiency, streamline product lines with a focus on strategic, higher operating margin products and reduce cost structures. The improvement in our quarterly gross profit percentage for the second quarter of fiscal 2026 builds upon the quarterly trend achieved throughout fiscal 2025 and first quarter of fiscal 2026. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Satellite and Space Communications segment's gross profit, in dollars, for the three months ended January 31, 2026 decreased and, as a percentage of related segment net sales, increased in comparison to the three months ended January 31, 2025. Gross profit in the more recent period reflects changes in products and services mix, as discussed above. Gross profit also benefited from this segment's transition from low or no margin non-recurring engineering contracts to higher volume manufacturing orders.

Our Allerium segment's gross profit, both in dollars and as a percentage of related segment net sales, for the three months ended January 31, 2026 increased in comparison to the three months ended January 31, 2025. The gross profit percentage in the more recent period reflects changes in products and services mix, as discussed above. In addition to the benefit of cost reduction initiatives, such gross margin also reflects the continued adoption of our solutions by new customers, as well as the migration of more PSAPs onto our NG-911 core services and platforms, as we progress through initial deployments of our solutions to monthly recurring revenue streams.

Index
Included in consolidated cost of sales for the three months ended January 31, 2026 and 2025 are provisions for excess and obsolete inventory of $0.9 million and $1.6 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends.

Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast. Our consolidated gross profit, as a percentage of consolidated net sales, may also be impacted by the timing and outcome of actions we may take related to our transformation plan.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $27.7 million and $33.8 million for the three months ended January 31, 2026 and 2025, respectively. As a percentage of consolidated net sales, selling, general and administrative expenses were 25.9% and 26.7% for the three months ended January 31, 2026 and 2025, respectively.

During the three months ended January 31, 2026 and 2025, we incurred $1.6 million and $3.4 million, respectively, of restructuring costs primarily to streamline our operations and improve efficiency (including costs related to legal and professional fees associated with our pursuit of strategic alternatives, the wind down of our steerable antenna product line in the U.K. initiated in our fourth quarter of fiscal 2024 and severance costs). Excluding restructuring costs, selling, general and administrative expenses for the three months ended January 31, 2026 and 2025 would have been $26.1 million, or 24.4%, and $30.4 million, or 24.0%, respectively, of consolidated net sales. The decrease in our selling, general and administrative expenses, in dollars, excluding such items, is primarily due to cost reduction actions within our Unallocated segment. The increase in our selling, general and administrative expenses, as a percentage of consolidated net sales, excluding such items is primarily due to lower consolidated net sales.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $0.3 million in the three months ended January 31, 2026, as compared to $1.0 million in the three months ended January 31, 2025. During the more recent period, we reversed a portion of our stock-based compensation expense related to performance shares due to revised estimates of projected achievement of fiscal 2024 and 2025 performance share goals. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Research and Development Expenses. Company-funded research and development expenses were $4.4 million for both the three months ended January 31, 2026 and 2025. As a percentage of consolidated net sales, company-funded research and development expenses were 4.1% and 3.4% for the three months ended January 31, 2026 and 2025, respectively.

For the three months ended January 31, 2026 and 2025, company-funded research and development expenses of $1.8 million and $1.5 million, respectively, related to our Satellite and Space Communications segment, and $2.6 million and $2.8 million, respectively, related to our Allerium segment. The remaining company-funded research and development expenses in each period related to the amortization of stock-based compensation expense.

When appropriate, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended January 31, 2026 and 2025, customers reimbursed us $5.7 million and $5.5 million, respectively, which is not reflected in the reported company-funded research and development expenses, but is included in net sales with the related costs included in cost of sales.

During the three months ended January 31, 2026 and 2025, we also separately incurred engineering efforts related to cost to fulfill contract assets and internal use software, for which we capitalized $1.7 million and $1.3 million, respectively.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives for both the three months ended January 31, 2026 and 2025 was $5.0 million (of which $1.4 million was for the Satellite and Space Communications segment and $3.6 million was for the Allerium segment), respectively.

Index
CEO Transition Costs. During the three months ended January 31, 2026, we recorded a $0.3 million net expense associated with our CEO transition-related activities, as compared to a net benefit of $0.3 million for the three months ended January 31, 2025. Such Unallocated activities in both periods consisted primarily of net legal costs related to a former CEO and expense related to a sign-on bonus for our current CEO, and severance costs related to a former CEO in the prior year period. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (19) – Legal Proceedings and Other Matters of this Form 10-Q for information regarding legal proceedings and other matters.

Proxy Solicitation Costs. During the prior year period in fiscal 2025, we incurred $1.1 million of proxy solicitation costs in our Unallocated segment as a result of a now-settled proxy contest.

Operating Income (Loss). Operating loss for the three months ended January 31, 2026 and 2025 was $1.2 million and $10.3 million, respectively. Operating income (loss) by reportable segment is shown in the table below:

	Three months ended January 31,
	2026	2025	2026	2025	2026	2025	2026	2025
($ in millions)	Satellite and Space Communications		Allerium		Unallocated		Consolidated
Operating income (loss)	$2.5	1.2	5.5	3.4	(9.3)	(14.8)	$(1.2)	(10.3)
Percentage of related net sales	5.0%	1.6%	9.9%	6.4%	NA	NA	NA	NA

Our GAAP operating loss of $1.2 million for the three months ended January 31, 2026 reflects: (i) $5.0 million of amortization of intangibles; (ii) $1.6 million of restructuring costs (of which $0.7 million and $0.9 million related to our Satellite and Space Communications and Unallocated segments, respectively); (iii) $0.4 million of amortization of stock-based compensation; and (iv) $0.3 million of CEO transition costs, as discussed above. Excluding such items, our consolidated operating income for the three months ended January 31, 2026 would have been $6.2 million, or 5.8% of consolidated net sales.

Our GAAP operating loss of $10.3 million for the three months ended January 31, 2025 reflects: (i) $5.0 million of amortization of intangibles; (ii) $3.4 million of restructuring costs (of which $1.4 million and $2.0 million related to our Satellite and Space Communications and Unallocated segments, respectively); (iii) $1.2 million of amortization of stock-based compensation; (iv) $1.1 million of proxy solicitation costs; and (v) $0.3 million benefit related to CEO transition activities, as discussed above. Excluding such items, our consolidated operating income for the three months ended January 31, 2025 would have been $0.1 million, or 0.1% of consolidated net sales.

The increase, excluding the above items, from $0.1 million of operating income to $6.2 million of operating income for the more recent period primarily reflects higher gross profit, both in dollars and as a percentage of consolidated net sales, and lower selling, general and administrative expenses, as discussed above. Operating income by reportable segment is further discussed below.

The increase in our Satellite and Space Communications segment operating income, both in dollars and as a percentage of segment net sales, primarily reflects lower selling, general and administrative expenses (due to cost reduction actions), partially offset by lower net sales and gross profit, in dollars, and higher research and development expenses, as discussed above.

The increase in our Allerium segment operating income, both in dollars and as a percentage of segment net sales, primarily reflects higher net sales and gross profit, both in dollars and as a percentage of segment net sales, and lower research and development expenses, as discussed above, offset in part by higher selling, general and administrative expenses.

Excluding the impact of its respective portion of restructuring charges, CEO transition costs and proxy solicitation costs in each period, Unallocated expenses for the three months ended January 31, 2026 would have been $8.1 million, as compared to $12.1 million for the three months ended January 31, 2025. The decrease in Unallocated expenses, excluding such items, was primarily due to lower overall expenditures for selling, general and administrative expenses, including stock-based compensation, as discussed above.

Interest Expense and Other. Interest expense was $11.2 million and $11.0 million for the three months ended January 31, 2026 and 2025, respectively. While total interest expense was generally consistent from period to period, the more recent period reflects a shift from cash interest associated with our Credit Facility to accretion of make-whole adjustments and paid in kind interest associated with our Subordinated Credit Facility. Our effective interest rate in the more recent period was approximately 18.0%, as compared to 19.0% in the prior year period. Our current cash borrowing rate under our Credit Facility is approximately 13.9%, as compared to 14.2% in the corresponding prior year period.

Index

Interest (Income) and Other. Interest (income) and other for both the three months ended January 31, 2026 and 2025 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Change in Fair Value of Warrants and Derivatives. During the three months ended January 31, 2026 and 2025, we recorded a non-cash expense of $1.4 million and $28.6 million, respectively, due to the remeasurement of warrants and derivatives related to our Credit Facility, Subordinated Credit Facility and Convertible Preferred Stock. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (4) - Fair Value Measurements and Financial Instruments, Note (9) - Credit Facility, Note (10) - Subordinated Credit Facility and Note (17) - Convertible Preferred Stock for more information.

Provision for (benefit from) Income Taxes. For the three months ended January 31, 2026, we recorded a nominal tax expense, as compared to a $1.0 million tax benefit for the three months ended January 31, 2025. Our effective tax rate (excluding discrete tax items) for the three months ended January 31, 2026 and 2025 was (2.8)% and (1.7)%, respectively. The change in rate is primarily due to changes in expected product and geographic mix.

For purposes of determining our estimated annual effective tax rate ("AETR") to be applied to earnings from continuing operations for fiscal 2026, the change in fair value of warrants and derivatives and CEO transition costs are considered significant, unusual or infrequently occurring discrete tax items and are excluded from the computation of our AETR.

During the three months ended January 31, 2026, we recorded a net discrete tax benefit of $0.3 million primarily due to higher actual deductions taken related to certain expenses associated with our Canadian operations, offset in part by interest expense accrued on unrecognized tax benefits. During the three months ended January 31, 2025, we recorded a net discrete tax benefit of $0.1 million which was primarily related to the settlement of stock-based awards.

Our U.S. federal income tax returns for fiscal 2022 through 2025 are subject to Internal Revenue Service ("IRS") audit, including our fiscal 2023 income tax return which was recently selected by the IRS for examination. None of our state income tax returns prior to fiscal 2021 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Loss Attributable to Common Stockholders. During the three months ended January 31, 2026 and 2025, consolidated net loss attributable to common stockholders was $20.2 million and $22.4 million, respectively. In addition to those items discussed above, during the three months ended January 31, 2026, we recorded $6.5 million of net dividends related to our Convertible Preferred Stock; whereas, during the three months ended January 31, 2025, we recorded $26.4 million of net deemed contributions related to our Convertible Preferred Stock.

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the three months ended January 31, 2026 and 2025 are shown in the table below (numbers in the table may not foot due to rounding):

	Three months ended January 31,
	2026	2025	2026	2025	2026	2025	2026	2025
($ in millions)	Satellite and Space Communications		Allerium		Unallocated		Consolidated
Operating (loss) income	$2.5	1.2	5.5	3.4	(9.3)	(14.8)	$(1.2)	(10.3)
Amortization of stock-based compensation	—	—	—	—	0.4	1.2	0.4	1.2
Amortization of intangibles	1.4	1.4	3.6	3.6	—	—	5.0	5.0
Depreciation	0.7	0.7	2.2	1.9	0.1	0.2	3.0	2.8
Restructuring costs	0.7	1.4	—	—	0.9	2.0	1.6	3.4
Proxy solicitation costs	—	—	—	—	—	1.1	—	1.1
CEO transition costs	—	—	—	—	0.3	(0.3)	0.3	(0.3)
Adjusted EBITDA	$5.4	4.7	11.3	8.9	(7.6)	(10.7)	$9.1	2.9
Percentage of related net sales	10.6%	6.4%	20.2%	16.9%	NA	NA	8.6%	2.3%

Index
The increase in consolidated Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, for the three months ended January 31, 2026 as compared to the three months ended January 31, 2025 reflects higher gross profit, both in dollars and as a percentage of consolidated net sales, and lower selling, general and administrative expenses, as discussed above.

The increase in our Satellite and Space Communications segment's Adjusted EBITDA, both in dollars and as a percentage of segment net sales, primarily reflects lower selling, general and administrative expenses (due to cost reduction actions), partially offset by lower net sales and gross profit, in dollars, and higher research and development expenses, as discussed above.

The increase in our Allerium segment's Adjusted EBITDA, both in dollars and as a percentage of segment net sales, reflects higher net sales and gross profit (both in dollars and as a percentage of segment net sales) and lower research and development expenses, as discussed above, offset in part by higher selling, general and administrative expenses.

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

	Three months ended January 31, 2026
($ in millions, except for per share amount)	Operating (Loss) Income	Net Loss Attributable to Common Stockholders	Net Loss per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(1.2)	$(20.2)	$(0.68)
Adjustments to reflect redemption value of convertible preferred stock	—	6.5	0.22
Change in fair value of warrants and derivatives	—	1.4	0.05
Amortization of intangibles	5.0	4.8	0.16
Restructuring costs	1.6	1.6	0.06
Amortization of stock-based compensation	0.4	0.4	0.01
CEO transition costs	0.3	0.3	0.01
Net discrete tax benefit	—	(0.3)	(0.01)
Non-GAAP measures	$6.2	$(5.4)	$(0.18)

Index

	Three months ended January 31, 2025
($ in millions, except for per share amount)	Operating (Loss) Income	Net Loss Attributable to Common Stockholders	Net Loss per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(10.3)	$(22.4)	$(0.76)
Adjustments to reflect redemption value of convertible preferred stock	—	(26.4)	(0.90)
Change in fair value of warrants and derivatives	—	28.6	0.98
Amortization of intangibles	5.0	4.8	0.16
Amortization of stock-based compensation	1.2	1.1	0.04
Restructuring costs	3.4	3.2	0.11
Proxy solicitation costs	1.1	1.0	0.03
CEO transition costs	(0.3)	(0.3)	(0.01)
Net discrete tax expense	—	0.1	—
Non-GAAP measures	$0.1	$(10.3)	$(0.35)

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

Index
COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 31, 2026 AND 2025

Net Sales. Consolidated net sales were $217.8 million and $242.4 million for the six months ended January 31, 2026 and 2025, respectively, representing a decrease of $24.6 million, or 10.1%. The period-over-period decrease reflects lower net sales in our Satellite and Space Communications segment, offset in part by higher net sales in our Allerium segment, as further discussed below.

Satellite and Space Communications
Net sales in our Satellite and Space Communications segment were $105.7 million for the six months ended January 31, 2026 as compared to $132.7 million for the six months ended January 31, 2025, a decrease of $27.0 million, or 20.3%. As anticipated, the decline in net sales in the S&S segment primarily reflects the decision to phase out and eliminate certain low margin and capital intensive revenues as well as the impact of the recent U.S. government shutdown. Examples include contracts for services, including the Very Small Aperture Terminal (“VSAT”) Satellite Systems and Services Contract and the Global Field Service Representative (“GFSR”) contract, as well as legacy troposcatter related products and services. As part of this repositioning, S&S is pursuing sales of innovative, higher-margin solutions such as digital common ground modems, network solutions and rapidly deployable multi-path radios ("MPRs"). Our Satellite and Space Communications segment represented 48.5% of consolidated net sales for the six months ended January 31, 2026, as compared to 54.7% for the six months ended January 31, 2025. Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the six months ended January 31, 2026 and 2025 was 0.73x and 0.80x, respectively, and reflects the aforementioned decision to phase out and eliminate certain low margin revenues, as well as order delays related to the recent U.S. government shutdown.

Allerium
Net sales in our Allerium segment were $112.1 million for the six months ended January 31, 2026, as compared to $109.7 million for the six months ended January 31, 2025, an increase of $2.4 million, or 2.2%. Segment net sales for the six months ended January 31, 2026 primarily reflect higher net sales of location-based and NG-911 solutions, offset in part by lower sales of call handling solutions. Our Allerium segment represented 51.5% of consolidated net sales for the six months ended January 31, 2026, as compared to 45.3% for the six months ended January 31, 2025. Our book-to-bill ratio in this segment for the six months ended January 31, 2026 and 2025 was 1.79x and 0.92x, respectively, and includes funding toward a multi-year contract extension, valued in excess of $130.0 million, by Allerium’s largest customer, a leading telecommunications company in the U.S.

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

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the six months ended January 31, 2026 and 2025 are as follows:

	Six months ended January 31,
	2026	2025	2026	2025	2026	2025
	Satellite and Space Communications		Allerium		Consolidated
U.S. government	31.0%	63.8%	1.4%	1.1%	15.8%	35.4%
Domestic	18.1%	10.4%	89.7%	90.9%	54.9%	46.9%
Total U.S.	49.1%	74.2%	91.1%	92.0%	70.7%	82.3%

International	50.9%	25.8%	8.9%	8.0%	29.3%	17.7%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Index
Sales to U.S. government customers include sales to the U.S. DoD, intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. For the six months ended January 31, 2026 and 2025, the U.S. government represented 10.0% or more of our consolidated net sales. Also, for the six months ended January 31, 2026, a domestic top tier mobile network operator accounted for 10.2% of our consolidated net sales. For the six months ended January 31, 2025, except for the U.S. government, there were no customers that represented 10.0% or more of consolidated net sales. International sales for the six months ended January 31, 2026 and 2025 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $63.9 million and $43.0 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented 10% or more of consolidated net sales for the six months ended January 31, 2026 and 2025.

Gross Profit. Gross profit was $73.0 million and $48.3 million for the six months ended January 31, 2026 and 2025, respectively, an increase of $24.7 million, or 51.1%. Gross profit, as a percentage of consolidated net sales, for the six months ended January 31, 2026 was 33.5% as compared to 19.9% for the six months ended January 31, 2025. Our gross profit for the six months ended January 31, 2026 (both in dollars and as a percentage of consolidated net sales) reflects overall product mix changes, as discussed above, and improved operational and financial performance, as a result of our transformation initiatives to, among other things, enhance operational efficiency, streamline product lines with a focus on strategic, higher operating margin products and reduce cost structures. Gross profit in the prior year period included, among other charges, an $11.4 million non-cash charge related to the write down of certain inventories as a result of restructuring activities within our Satellite and Space Communications segment. Excluding the non-cash inventory-related charge in the prior year period, our gross profit, as a percentage of consolidated net sales, for the six months ended January 31, 2025 would have been 24.6%. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Satellite and Space Communications segment's gross profit, both in dollars and as a percentage of segment net sales, for the six months ended January 31, 2026 increased significantly in comparison to the six months ended January 31, 2025. Gross profit in the more recent period reflects changes in products and services mix, as well as other segment related items, as discussed above. Gross profit also benefited from this segment's transition from low or no margin non-recurring engineering contracts to higher volume manufacturing orders. Our quarterly gross profit percentage for this segment improved throughout fiscal 2025 and first half of fiscal 2026.

Our Allerium segment's gross profit, both in dollars and as a percentage of segment net sales, for the six months ended January 31, 2026 increased in comparison to the six months ended January 31, 2025. The gross profit percentage in the more recent period reflects changes in products and services mix, as discussed above. In addition to the benefit of cost reduction initiatives, such gross margin also reflects the continued adoption of our solutions by new customers, as well as the migration of more PSAPs onto our NG-911 core services and platforms, as we progress through initial deployments of our solutions to monthly recurring revenue streams.

Included in consolidated cost of sales for the six months ended January 31, 2026 and 2025 are provisions for excess and obsolete inventory of $1.0 million and $13.5 million, respectively. As discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Provisions for Excess and Obsolete Inventory, we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends. As discussed above, in the prior year period, we recorded a non-cash charge of $11.4 million within Cost of Sales on our Condensed Consolidated Statement of Operations related to the write down of inventory associated with approximately 70 products within our satellite ground infrastructure product line that were discontinued. Such prior year period non-cash charge also included the write down of inventory associated with the CGC Divestiture that was no longer considered salable during the period.

Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast. Our consolidated gross profit, as a percentage of consolidated net sales, may also be impacted by the timing and outcome of actions we may take related to our transformation plan.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $57.6 million and $85.5 million for the six months ended January 31, 2026 and 2025, respectively. As a percentage of consolidated net sales, selling, general and administrative expenses were 26.5% and 35.3% for the six months ended January 31, 2026 and 2025, respectively.

Index
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

Also, during the six months ended January 31, 2026 and 2025, we incurred $4.1 million and $9.9 million, respectively, of restructuring costs primarily to streamline our operations and improve efficiency (including costs related to legal and professional fees associated with our pursuit of strategic alternatives, the wind down of our steerable antenna product line in the U.K. initiated in our fourth quarter of fiscal 2024 and severance costs).

Excluding such provision for doubtful accounts and restructuring costs, selling, general and administrative expenses for the six months ended January 31, 2026 and 2025 would have been $53.5 million, or 24.6% and $58.2 million or 24.0%, respectively, of consolidated net sales. The decrease in our selling, general and administrative expenses, in dollars, excluding such items, is primarily due to cost reduction actions within our Unallocated segment. The increase in our selling, general and administrative expenses, as a percentage of consolidated net sales, excluding such items, is primarily due to lower consolidated net sales.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $1.4 million and $1.0 million, respectively, for six months ended January 31, 2026 and 2025. During both respective periods, we reversed a portion of our stock-based compensation expense related to performance shares due to lower actual or projected achievement of goals related to certain performance shares granted in prior fiscal years. Stock-based compensation expense for the prior year period also reflects the forfeiture of awards related to our former Chief Operating Officer and former Chief Executive Officer, whose employment were both terminated during the prior year period. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Research and Development Expenses. Company-funded research and development expenses were $8.2 million and $8.1 million for the six months ended January 31, 2026 and 2025, respectively, representing an increase of $0.1 million, or 1.9%. As a percentage of consolidated net sales, company-funded research and development expenses were 3.8% and 3.3% for the six months ended January 31, 2026 and 2025, respectively.

For the six months ended January 31, 2026 and 2025, company-funded research and development expenses of $2.8 million and $2.4 million, respectively, related to our Satellite and Space Communications segment and $5.4 million and $5.6 million, respectively, related to our Allerium segment. The remaining company-funded research and development expenses in the six months ended January 31, 2026 and 2025 related to the amortization of stock-based compensation expense.

When appropriate, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the six months ended January 31, 2026 and 2025, customers reimbursed us $11.8 million and $10.3 million, respectively, which is not reflected in the reported company-funded research and development expenses, but is included in net sales with the related costs included in cost of sales.

During the six months ended January 31, 2026 and 2025, we also separately incurred engineering efforts related to cost to fulfill contract assets and internal use software, for which we capitalized $3.2 million and $3.4 million, respectively.

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

Amortization of Intangibles. Amortization relating to intangible assets with finite lives for the six months ended January 31, 2026 and 2025 was $10.1 million (of which $2.9 million was for the Satellite and Space Communications segment and $7.2 million was for the Allerium segment) compared to $11.6 million (of which $4.4 million was for the Satellite and Space Communications segment and $7.2 million was for the Allerium segment), respectively. The decrease in our Satellite and Space Communications segment's amortization reflects the impact of our fourth quarter fiscal 2024 decision to wind down our steerable antenna product line in the U.K.

Index
CEO Transition Costs. During the six months ended January 31, 2026 and 2025, we recorded a net expense of $1.1 million and $0.3 million, respectively. Such Unallocated activities in both periods consisted primarily of net legal costs related to a former CEO and expense related to a sign-on bonus for our current CEO, and third party CEO search firm expenses and severance costs related to a former CEO in the prior year period. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (19) – Legal Proceedings and Other Matters of this Form 10-Q for information regarding legal proceedings and other matters.

Proxy Solicitation Costs. During the prior year period, we incurred $2.7 million of proxy solicitation costs in our Unallocated segment as a result of a now-settled proxy contest.

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

Operating Income (Loss). Our operating loss for the six months ended January 31, 2026 and 2025 was $4.0 million and $139.4 million, respectively. Operating income (loss) by reportable segment is shown in the table below:

	Six months ended January 31,
	2026	2025	2026	2025	2026	2025	2026	2025
($ in millions)	Satellite and Space Communications		Allerium		Unallocated		Consolidated
Operating income (loss)	$5.7	(117.6)	11.0	8.7	(20.7)	(30.5)	$(4.0)	(139.4)
Percentage of related net sales	5.4%	NA	9.8%	7.9%	NA	NA	NA	NA

Our GAAP operating loss of $4.0 million for the six months ended January 31, 2026 reflects: (i) $10.1 million of amortization of intangibles; (ii) $4.1 million of restructuring costs (of which $1.5 million and $2.6 million related to our Satellite and Space Communications and Unallocated segments, respectively); (iii) $1.5 million of amortization of stock-based compensation; and (iv) $1.1 million of CEO transition costs, as discussed above. Excluding such items, our consolidated operating income for the six months ended January 31, 2026 would have been $12.8 million, or 5.9% of net sales.

Our GAAP operating loss of $139.4 million for the six months ended January 31, 2025 reflects: (i) a non-cash goodwill impairment charge of $79.6 million; (ii) $11.6 million of amortization of intangibles; (iii) $9.9 million of restructuring costs (of which $3.8 million, $0.1 million and $6.0 million related to our Satellite and Space Communications, Allerium and Unallocated segments, respectively); (iv) $2.7 million of proxy solicitation costs; (v) $1.3 million of amortization of stock-based compensation; (vi) $0.3 million of CEO transition costs; (vii) $0.3 million of strategic emerging technology costs; and (viii) $0.3 million of amortization of cost to fulfill assets, as discussed above. Excluding such items, our consolidated operating loss for the six months ended January 31, 2025 would have been $33.5 million.

The significant improvement, excluding the above items, from the $33.5 million operating loss in the prior year period to $12.8 million of operating income for the more recent period primarily reflects higher gross profit (both in dollars and as percentage of consolidated net sales) and lower selling, general and administrative expenses, offset in part by higher research and development expenses, as discussed above. Operating income (loss) by reportable segment is further discussed below.

The significant improvement in our Satellite and Space Communications segment operating income for the six months ended January 31, 2026 primarily reflects lower selling, general and administrative expenses, higher gross profit (both in dollars and as a percentage of segment net sales) and lower amortization of intangibles, offset in part by higher research and development expenses, as discussed above. The prior year period also included a $79.6 million non-cash charge related to the impairment of goodwill within our Satellite and Space Communications segment.

The increase in our Allerium segment operating income in the more recent period primarily reflects higher gross profit (both in dollars and as a percentage of segment net sales) and lower research and development expenses, as discussed above, offset in part by higher selling, general and administrative expenses.

Index
Excluding the impact of its respective portion of restructuring charges, CEO transition costs and proxy solicitation costs in each period, Unallocated expenses for the more recent period would have been $17.0 million, as compared to $21.5 million in the prior year period. The decrease in Unallocated expenses, excluding such items, was primarily due to lower overall expenditures for selling, general and administrative expenses due to cost reduction actions, offset in part by higher stock-based compensation, as discussed above.

Interest Expense and Other. Interest expense was $22.8 million and $20.5 million for the six months ended January 31, 2026 and 2025, respectively. The more recent period reflects a shift from cash interest associated with our Credit Facility to accretion of make-whole adjustments and paid in kind interest associated with our Subordinated Credit Facility. Our effective interest rate in the more recent period was approximately 18.2%, as compared to 18.9% in the prior year period. Our current cash borrowing rate under our Credit Facility is approximately 13.9%, which reflects the benefit of amendments to the Credit Facility and lower interest rates, as compared to 14.2% in the corresponding prior year period.

Interest (Income) and Other. Interest (income) and other for both the six months ended January 31, 2026 and 2025 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Change in Fair Value of Warrants and Derivatives. During the six months ended January 31, 2026 and 2025, we recorded a $2.7 million and $34.1 million non-cash expense, respectively, due to the remeasurement of warrants and derivatives related to our Credit Facility, Subordinated Credit Facility and Convertible Preferred Stock. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (4) - Fair Value Measurements and Financial Instruments, Note (9) - Credit Facility, Note (10) - Subordinated Credit Facility and Note (17) - Convertible Preferred Stock for more information.

Write-off of Deferred Financing Costs and Debt Discounts. In connection with the October 17, 2024 amendment to the Credit Facility, $1.4 million of deferred financing fees and debt discounts were immediately expensed during the prior year period.

Provision For Income Taxes. For the six months ended January 31, 2026 and 2025, we recorded a tax expense of $0.5 million and $1.2 million, respectively. Our effective tax rate (excluding discrete tax items) for the six months ended January 31, 2026 and 2025 was (2.8)% and (1.7)%, respectively. The change in rate is primarily due to changes in expected product and geographical mix.

For purposes of determining our estimated AETR to be applied to earnings from continuing operations for fiscal 2026, the change in fair value of warrants and derivatives and CEO transition costs are considered significant, unusual or infrequently occurring discrete tax items and are excluded from the computation of our AETR.

During the six months ended January 31, 2026, we recorded a net discrete tax benefit of $0.2 million primarily due to higher actual deductions taken related to certain expenses associated with our Canadian operations, offset in part by interest expense accrued on unrecognized tax benefits. During the six months ended January 31, 2025, we recorded a net discrete tax benefit of $0.2 million primarily related to proxy solicitation costs and CEO transition costs.

Our U.S. federal income tax returns for fiscal 2022 through 2025 are subject to IRS audit, including our fiscal 2023 income tax return which was recently selected by the IRS for examination. None of our state and foreign income tax returns prior to fiscal 2021 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Net Loss Attributable to Common Stockholders. During the six months ended January 31, 2026 and 2025, consolidated net loss attributable to common stockholders was $39.9 million and $178.2 million, respectively. In addition to those items discussed above: (i) the more recent period includes $10.4 million of net dividends related to our Convertible Preferred Stock; and (ii) the prior year period includes a $51.2 million gain related to the exchange of our Series B-1 for Series B-2 Convertible Preferred Stock on October 17, 2024, offset in part by $32.3 million of net dividends related to our Convertible Preferred Stock outstanding during the period.

Index
Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the six months ended January 31, 2026 and 2025 are shown in the table below (numbers in the table may not foot due to rounding):

	Six months ended January 31,
	2026	2025	2026	2025	2026	2025	2026	2025
($ in millions)	Satellite and Space Communications		Allerium		Unallocated		Consolidated
Operating (loss) income	$5.7	(117.6)	11.0	8.7	(20.7)	(30.5)	$(4.0)	(139.4)
Amortization of stock-based compensation	—	—	—	—	1.5	1.3	1.5	1.3
Amortization of intangibles	2.9	4.4	7.2	7.2	—	—	10.1	11.6
Impairment of long-lived assets, including goodwill	—	79.6	—	—	—	—	—	79.6
Depreciation	1.3	1.5	4.4	3.9	0.2	0.2	6.0	5.7
Amortization of cost to fulfill assets	—	0.3	—	—	—	—	—	0.3
Restructuring costs	1.5	3.8	—	0.1	2.6	6.0	4.1	9.9
Strategic emerging technology costs	—	0.3	—	—	—	—	—	0.3
Proxy solicitation costs	—	—	—	—	—	2.7	—	2.7
CEO transition costs	—	—	—	—	1.1	0.3	1.1	0.3
Adjusted EBITDA	$11.4	(27.8)	22.7	19.9	(15.3)	(20.0)	$18.7	(27.9)
Percentage of related net sales	10.8%	NA	20.2%	18.1%	NA	NA	8.6%	NA

The increase in consolidated Adjusted EBITDA for the six months ended January 31, 2026 as compared to the six months ended January 31, 2025 primarily reflects higher gross profit (both in dollars and as percentage of consolidated net sales) and lower selling, general and administrative expenses, offset in part by higher research and development expenses, as discussed above.

The increase in our Satellite and Space Communications segment's Adjusted EBITDA, both in dollars and as a percentage of segment net sales, primarily reflects higher gross profit (both in dollars and as a percentage of related segment net sales) and lower selling, general and administrative expenses, offset in part by higher research and development expenses, as discussed above.

The increase in our Allerium segment's Adjusted EBITDA, both in dollars and as a percentage of segment net sales, primarily reflects higher gross profit (both in dollars and as a percentage of segment net sales) and lower research and development expenses, offset in part by higher selling, general and administrative expenses, as discussed above.

A reconciliation of our fiscal 2025 GAAP operating loss to Adjusted EBITDA loss is included in section “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended January 31, 2026 and 2025.”

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

	Six months ended January 31, 2026
($ in millions, except for per share amount)	Operating (Loss) Income	Net Loss Attributable to Common Stockholders	Net Loss per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(4.0)	$(39.9)	$(1.34)
Adjustments to reflect redemption value of convertible preferred stock	—	10.4	0.35
Change in fair value of warrants and derivatives	—	2.7	0.09
Amortization of intangibles	10.1	9.6	0.32
Amortization of stock-based compensation	1.5	1.5	0.05
Restructuring costs	4.1	4.1	0.14
CEO transition costs	1.1	1.1	0.04
Net discrete tax benefit	—	(0.2)	(0.01)
Non-GAAP measures	$12.8	$(10.8)	$(0.36)

	Six months ended January 31, 2025
($ in millions, except for per share amount)	Operating Loss	Net Loss Attributable to Common Stockholders	Net Loss per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(139.4)	$(178.2)	$(6.06)
Change in fair value of warrants and derivatives	—	34.1	1.16
Adjustments to reflect redemption value of convertible preferred stock	—	32.3	1.10
Gain on extinguishment of convertible preferred stock	—	(51.2)	(1.74)
Impairment of long-lived assets, including goodwill	79.6	79.6	2.71
Restructuring costs	9.9	9.5	0.31
Amortization of intangibles	11.6	11.2	0.38
Proxy solicitation costs	2.7	2.5	0.09
Amortization of stock-based compensation	1.3	1.2	0.04
CEO transition costs	0.3	0.3	0.01
Strategic emerging technology costs	0.3	0.3	0.01
Amortization of cost to fulfill assets	0.3	0.3	0.01
Net discrete tax expense	—	0.1	—
Non-GAAP measures	$(33.5)	$(58.3)	$(1.98)

A definition and explanation of Adjusted EBITDA, a Non-GAAP financial measure, is included in section “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended January 31, 2026 and 2025.”

Index

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $32.8 million and $40.0 million at January 31, 2026 and July 31, 2025, respectively. For the six months ended January 31, 2026, our cash flows reflect the following:

•Net cash provided by operating activities was $12.9 million for the six months ended January 31, 2026 as compared to net cash used in operating activities during the prior year period of $22.0 million. The significant period-over-period improvement reflects favorable changes in net working capital requirements, due primarily to improved accountability and process disciplines, as well as the timing of and progress toward completion on contracts accounted for over time, including related shipments, billings and collections. These activities allowed us to reduce receivables and inventory levels since July 31, 2025. Also, as a result of our enhanced liquidity, driven by our improved operational and financial performance and recent amendments to our credit facilities, operating cash flows in the more recent period reflect our concerted efforts to maintain lower levels of accounts payable in order to improve vendor relations and position ourselves to negotiate more favorable payment terms.

Operating cash flows in the more recent period include lower aggregate net cash payments for interest and taxes of $9.8 million, as compared to $12.3 million in the prior year period.

Operating cash flows for the six months ended January 31, 2026 and 2025 also include $6.4 million and $11.3 million, respectively, in aggregate payments for restructuring costs, including severance, proxy solicitation costs, CEO transition costs and strategic emerging technology costs for next-generation satellite technology.

•Net cash used in investing activities was $7.7 million and $4.1 million for the six months ended January 31, 2026 and 2025, respectively, and primarily reflects capital expenditures in our Allerium segment to build-out cloud-based computer networks and internal use software applications, as well as capital investments and building improvements in connection with our leased facilities.

•Net cash used in financing activities during the more recent period was $12.5 million and primarily reflects $10.0 million of payments under the Revolving Loan and scheduled principal repayments of $2.0 million toward the Term Loan outstanding under our Credit Facility. Net cash provided by financing activities in the prior year period was $20.3 million and primarily reflects net proceeds received under our Subordinated Credit Facility.

The Credit Facility, Subordinated Credit Facility and Convertible Preferred Stock are discussed below and in Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (4) - Fair Value Measurements and Financial Instruments, Note (9) - Credit Facility, Note (10) - Subordinated Credit Facility and Note (17) - Convertible Preferred Stock.

Liquidity

At January 31, 2026 and March 13, 2026 (the date closest to the issuance date):

•total outstanding borrowings under our Credit Facility was $124.7 million; of such amount, $7.6 million was drawn on the Revolver Loan (reflecting repayments of $5.0 million on each of December 1, 2025 and January 8, 2026);

•total outstanding borrowings under our Subordinated Credit Facility were $102.8 million and $103.4 million, respectively, including interest paid-in-kind or accrued on the $35.0 million subordinated priority term loan; such amount does not include the $32.5 million Make-Whole Amount associated with the $65.0 million portion of the Subordinated Credit Facility (pursuant to the terms discussed in Note (10) - Subordinated Credit Facility, as of January 31, 2026 and the issuance date, the Make-Whole Amount percentage for each tranche within the $65.0 million of principal is 50.0%);

•the liquidation preference of our outstanding convertible preferred stock was $213.4 million and $215.7 million, respectively (excluding potential increases in the liquidation preference and other obligations that could be triggered by, among other things, breaches of covenants and/or asset sales resulting in a change in control of the Company); and

Index

•our available sources of liquidity totaled $49.9 million and $38.0 million, respectively, which includes qualified cash and cash equivalents of $30.2 million and $18.4 million, respectively, and the remaining available portion of the Revolver Loan of $19.6 million as of each date.

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

In addition to making capital investments for our high-volume manufacturing center in our Satellite and Space Communications segment, we have also been making significant capital expenditures and building out cloud-based computer networks and internal use software applications to support customers in our Allerium segment. We expect capital investments for these and other initiatives to continue in fiscal 2026 and beyond.

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

On September 29, 2020, our Board of Directors authorized a $100.0 million stock repurchase program, which replaced our prior program. The $100.0 million stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws and the terms of our Credit Facility. There were no repurchases of our common stock during the six months ended January 31, 2026 and 2025.

In fiscal 2023, we adjusted our capital allocation plans and determined to forgo a common stock dividend. Future common stock dividends, if any, remain subject to compliance with financial covenants under our Credit Facility and Subordinated Credit Facility, as well as Board approval and certain voting rights of holders of our Convertible Preferred Stock.

At January 31, 2026, we had $0.1 million of cash deposited as collateral in connection with outstanding standby letters of credit to guarantee future performance on certain customer contracts and no commercial letters of credit outstanding.

Index
Commitments
In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of January 31, 2026, will materially adversely affect our liquidity. At January 31, 2026, cash payments due under contractual obligations (including estimated interest expense on our Credit Facility), excluding purchase orders that we entered into in the normal course of our business, are as follows:

($ in thousands)	Total	Due Within 1 Year
Credit Facility - principal payments	$124,685	4,050
Credit Facility - interest payments	37,451	16,578
Operating lease obligations	43,934	6,870
Subordinated Credit Facility	102,810	—
Subordinated Credit Facility Make-Whole Amount	32,500	—
Contractual cash obligations	$341,380	27,498

As stated above, the amounts in the above table represent cash payments due under contractual obligations. Interest payments related to our Credit Facility were calculated based on the outstanding borrowings at January 31, 2026. Interest related to the Credit Facility was calculated based on the SOFR forward curve, plus the applicable margin, and does not assume any interest paid-in-kind. The Subordinated Credit Facility amount includes paid-in-kind interest through October 31, 2025 on the $35.0 million Subordinated Credit Facility Amendment No. 2 Priority Term Loan. The Subordinated Credit Facility Make-Whole Amount represents $65.0 million of the outstanding Subordinated Credit Facility principal amount, multiplied by the applicable make-whole rate for each applicable tranche as of January 31, 2026. The Subordinated Credit Facility and Make-Whole Amount are not included in the total due within one year column given the timing of such payment is subject to the timing of certain repayments, prepayments and maturity date associated with the Credit Facility. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (4) - Fair Value Measurements and Financial Instruments, Note (9) - Credit Facility, Note (10) - Subordinated Credit Facility, and Note (11) - Leases for further information.

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

Our Condensed Consolidated Balance Sheet at January 31, 2026 includes liabilities for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (12) – Income Taxes, for further information.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from borrowings under our credit facilities. Based on the amount of outstanding debt under our credit facilities, a hypothetical change in interest rates by 10% would change interest expense by approximately $2.3 million over a one-year period. Although we do not currently use interest rate derivative instruments to manage exposure to interest rate changes, we may choose to do so in the future in connection with our credit facilities.

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of January 31, 2026, we had cash and cash equivalents of $32.8 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of January 31, 2026, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were not effective as of January 31, 2026, as a result of the material weaknesses in our internal control over financial reporting discussed below.

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

Index
Also, an international component of our Allerium segment had ineffective controls. Specifically, we did not design and maintain effective information technology general controls (“ITGCs”) and business process controls in the following areas: (i) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to financial applications, programs and data to appropriate company personnel; (ii) program change management controls to ensure that changes to information technology (“IT”) programs and data affecting financial applications and underlying accounting records are properly identified, tested, authorized and implemented with appropriate segregation of duties; and (iii) business process controls to ensure that journal entries were not amended prior to posting, as the enterprise resource planning (“ERP”) system which the international component operates did not, at the time of testing, restrict approvers from changing journal entries prior to posting. While no material misstatements were identified with respect to this international component, these deficiencies impact control activities over all financial statement account balances, classes of transactions and disclosures and contributed to the potential for there to have been material misstatements within the international component.

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

•Engaged a third-party specialist (a "Big-Four" accounting firm) with the requisite knowledge, experience and resources to support remediation of controls relating to complex accounting matters and transactions;

•Engaged a third-party specialist with sufficient knowledge and experience to oversee our internal audit function; such individual is independent of management and reports directly to the Audit Committee; additionally, we are actively seeking to hire a qualified full time employee to in-source this specific function over time; and

•Implemented proper segregation of duties and enhanced control activities over ITGCs with respect to our international component's operations, accounting and financial reporting.

We will continue to monitor the effectiveness of our remediation plan and refine the remediation plan as appropriate. These actions represent significant progress in addressing the material weaknesses. However, they do not represent the full suite of improvements that we plan to make in order to strengthen our internal control over financial reporting. An additional component of our remediation plan includes:

•Conducting training sessions for all control owners and relevant personnel to improve documentation, including evidence of the completeness and accuracy of information used in controls that supports effective control activities, including those relating to the estimate at completion ("EAC") process.

Index
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

Changes In Internal Control Over Financial Reporting

Other than for the on-going remediation efforts described above, there have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during our fiscal quarter ended January 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.     Other Information

Securities Trading Plans of Directors and Officers

During the three months ended January 31, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

Index
Item 6.    Exhibits

Exhibit 10.1 – Form of Transaction Bonus Agreement – Executive Officers

Exhibit 10.2 - Form of Restricted Stock Unit Award Agreement Pursuant to Comtech Telecommunications Corp. 2023 Equity and Incentive Plan, as amended – Fiscal 2026

Exhibit 10.3 - Form of Long-Term Performance Award Agreement Pursuant to Comtech Telecommunications Corp. 2023 Equity and Incentive Plan, as amended – Fiscal 2026

Exhibit 10.4 - Form of Cash-Settled Performance Award Agreement Pursuant to Comtech Telecommunications Corp. 2023 Equity and Incentive Plan, as amended – Fiscal 2026

Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS - The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 2026, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

Exhibit 101.SCH - Inline XBRL Taxonomy Extension Schema Document

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	March 16, 2026	By: /s/ Kenneth H. Traub
	(Date)	Kenneth H. Traub, Chairman of the Board
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 16, 2026	By: /s/ Michael A. Bondi
	(Date)	Michael A. Bondi
Chief Financial Officer
(Principal Financial and Accounting Officer)