Form 10-Q
period 2026-04-30
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2026-06-15
CIK 23197

Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
As of June 11, 2026, the number of outstanding shares of Common Stock, par value $0.10 per share, of the registrant was 29,961,431 shares.

Index

COMTECH TELECOMMUNICATIONS CORP. INDEX
		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	2

	Condensed Consolidated Balance Sheets - April 30, 2026 and July 31, 2025 (Unaudited)	2

	Condensed Consolidated Statements of Operations - Three and Nine Months Ended April 30, 2026 and 2025 (Unaudited)	3

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity - Three and Nine Months Ended April 30, 2026 and 2025 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended April 30, 2026 and 2025 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	47

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	72

Item 4.	Controls and Procedures	72

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	74

Item 1A.	Risk Factors	74

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	75

Item 4.	Mine Safety Disclosures	75

Item 5.	Other Information	75

Item 6.	Exhibits	76

	Signatures	77

Index

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	April 30, 2026	July 31, 2025
Current assets:
Cash and cash equivalents	$28,499,000	40,019,000
Accounts receivable, net	127,795,000	144,837,000
Inventories, net	61,828,000	68,955,000
Prepaid expenses and other current assets	18,588,000	16,375,000
Total current assets	236,710,000	270,186,000
Property, plant and equipment, net	45,017,000	43,410,000
Operating lease right-of-use assets, net	30,703,000	30,812,000
Goodwill	204,625,000	204,625,000
Intangibles with finite lives, net	158,421,000	173,105,000
Deferred financing costs, net	1,430,000	1,907,000
Other assets, net	16,577,000	16,790,000
Total assets	$693,483,000	740,835,000
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,235,000	25,965,000
Accrued expenses and other current liabilities	49,349,000	58,423,000
Current portion of credit facility	4,050,000	4,050,000
Operating lease liabilities, current	6,477,000	7,250,000
Contract liabilities	65,092,000	62,546,000
Interest payable	1,000	15,000
Total current liabilities	147,204,000	158,249,000
Non-current portion of credit facility, net	104,193,000	114,414,000
Non-current portion of subordinated credit facility, net	106,879,000	95,588,000
Operating lease liabilities, non-current	29,880,000	29,376,000
Income taxes payable, non-current	1,621,000	1,818,000
Deferred tax liability, net	5,228,000	4,619,000
Long-term contract liabilities	18,096,000	21,005,000
Warrant and derivative liabilities	12,664,000	17,849,000
Other liabilities	4,441,000	3,950,000
Total liabilities	430,206,000	446,868,000
Commitments and contingencies (See Note 19)	—
Convertible preferred stock, par value $0.10 per share; authorized and issued 178,181 shares at April 30, 2026 (redemption value of $218,245,000 which includes accrued dividends of $1,625,000) and authorized and issued 178,181 shares at July 31, 2025 (redemption value of $204,153,000, which includes accrued dividends of $1,520,000)	210,783,000	189,545,000
Stockholders' equity:
Preferred stock, par value $0.10 per share; authorized and unissued 1,821,819 shares at both April 30, 2026 and July 31, 2025, respectively	—	—
Common stock, par value $0.10 per share; authorized 100,000,000 shares; issued 44,947,742 and 44,443,626 shares at April 30, 2026 and July 31, 2025, respectively	4,495,000	4,444,000
Additional paid-in capital	529,710,000	548,722,000
Retained deficit	(39,862,000)	(6,895,000)
	494,343,000	546,271,000
Less:
Treasury stock, at cost (15,033,317 shares at April 30, 2026 and July 31, 2025)	(441,849,000)	(441,849,000)
Total stockholders’ equity	52,494,000	104,422,000
Total liabilities, convertible preferred stock and stockholders’ equity	$693,483,000	740,835,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2026	2025	2026	2025
Net sales	$106,004,000	126,787,000	$323,797,000	369,161,000
Cost of sales	69,938,000	87,842,000	214,742,000	281,960,000
Gross profit	36,066,000	38,945,000	109,055,000	87,201,000

Expenses:
Selling, general and administrative	29,331,000	30,203,000	86,950,000	115,679,000
Research and development	5,220,000	4,425,000	13,440,000	12,492,000
Amortization of intangibles	4,597,000	5,044,000	14,684,000	16,680,000
CEO transition costs	40,000	805,000	1,096,000	1,072,000
Proxy solicitation costs	—	—	—	2,682,000
Impairment of long-lived assets, including goodwill	—	—	—	79,555,000
	39,188,000	40,477,000	116,170,000	228,160,000

Operating loss	(3,122,000)	(1,532,000)	(7,115,000)	(140,959,000)

Other expenses (income):
Interest expense	11,537,000	12,907,000	34,314,000	33,447,000
Interest (income) and other	5,000	(509,000)	(426,000)	—
Change in fair value of warrants and derivatives	(12,479,000)	(49,542,000)	(9,763,000)	(15,450,000)
Write-off of deferred financing costs and debt discounts	—	3,479,000	—	4,891,000

(Loss) income before provision for (benefit from) income taxes	(2,185,000)	32,133,000	(31,240,000)	(163,847,000)
Provision for (benefit from) income taxes	1,268,000	(1,801,000)	1,727,000	(635,000)

Net (loss) income	$(3,453,000)	33,934,000	$(32,967,000)	(163,212,000)

Gain on extinguishment of convertible preferred stock	—	—	—	51,179,000

Adjustments to reflect redemption value of convertible preferred stock:
Dividends on convertible preferred stock, net	(10,810,000)	(48,405,000)	(21,238,000)	(80,656,000)
Net loss attributable to common stockholders	$(14,263,000)	(14,471,000)	$(54,205,000)	(192,689,000)

Net loss per common share (See Note 5):
Basic	$(0.47)	(0.49)	$(1.82)	(6.56)
Diluted	$(0.47)	(0.49)	$(1.82)	(6.56)

Weighted average number of common shares outstanding – basic	30,034,000	29,399,000	29,823,000	29,395,000

Weighted average number of common and common equivalent shares outstanding – diluted	30,034,000	29,399,000	29,823,000	29,395,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)

	Three months ended April 30, 2026 and 2025
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of January 31, 2025	175,264	$122,317,000	44,380,110	$4,438,000	$614,858,000	$(48,739,000)	15,033,317	$(441,849,000)	$128,708,000
Equity-classified stock award compensation	—	—	—	—	1,195,000	—	—	—	1,195,000
Issuance of employee stock purchase plan shares	—	—	13,663	1,000	17,000	—	—	—	18,000
Net settlement of stock-based awards	—	—	1,887	1,000	(19,000)	—	—	—	(18,000)
Issuance of convertible preferred stock (at fair value), excluding embedded derivatives	2,917	3,221,000	—	—	(3,221,000)	—	—	—	(3,221,000)
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends and change in fair value of embedded derivatives)		44,534,000	—	—	(44,534,000)	—	—	—	(44,534,000)
Convertible preferred stock amendment fees	—	—	—	—	(650,000)	—	—	—	(650,000)
Reversal of dividend equivalents	—	—	—	—	1,000	—	—	—	1,000
Net income	—	—	—	—	—	33,934,000	—	—	33,934,000
Balance as of April 30, 2025	178,181	$170,072,000	44,395,660	$4,440,000	$567,647,000	$(14,805,000)	15,033,317	$(441,849,000)	$115,433,000

Balance as of January 31, 2026	178,181	$199,973,000	44,708,747	$4,471,000	$539,393,000	$(36,409,000)	15,033,317	$(441,849,000)	$65,606,000
Equity-classified stock award compensation	—	—	—	—	1,181,000	—	—	—	1,181,000
Issuance of employee stock purchase plan shares	—	—	10,693	1,000	30,000	—	—	—	31,000
Issuance of restricted stock, net of forfeiture	—	—	146,480	15,000	(15,000)	—	—	—	—
Net settlement of stock-based awards	—	—	81,822	8,000	(69,000)	—	—	—	(61,000)
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends and change in fair value of embedded derivatives)	—	10,810,000	—	—	(10,810,000)	—	—	—	(10,810,000)
Net loss	—	—	—	—	—	(3,453,000)	—	—	(3,453,000)
Balance as of April 30, 2026	178,181	$210,783,000	44,947,742	$4,495,000	$529,710,000	$(39,862,000)	15,033,317	$(441,849,000)	$52,494,000

See accompanying notes to condensed consolidated financial statements.

Index

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(Unaudited)

	Nine months ended April 30, 2026 and 2025
	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of July 31, 2024	171,827	$180,076,000	43,766,109	$4,377,000	$640,145,000	$103,580,000	15,033,317	$(441,849,000)	$306,253,000
Equity-classified stock award compensation	—	—	—	—	2,520,000	—	—	—	2,520,000
Issuance of employee stock purchase plan shares	—	—	41,249	4,000	97,000	—	—	—	101,000
Issuance of restricted stock, net of forfeiture	—	—	63,450	6,000	(6,000)	—	—	—	—
Net settlement of stock-based awards	—	—	524,852	53,000	(838,000)	—	—	—	(785,000)
Extinguishment of convertible preferred stock	(171,827)	(183,489,000)	—	—	—	51,179,000	—	—	51,179,000
Issuance of convertible preferred stock (at fair value), excluding embedded derivatives	178,181	96,700,000	—	—	(3,221,000)	—	—	—	(3,221,000)
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends and change in fair value of embedded derivatives)	—	76,785,000	—	—	(70,406,000)	(6,379,000)	—	—	(76,785,000)
Convertible preferred stock amendment fees	—	—	—	—	(650,000)	—	—	—	(650,000)
Reversal of dividend equivalents	—	—	—	—	6,000	27,000	—	—	33,000
Net loss	—	—	—	—	—	(163,212,000)	—	—	(163,212,000)
Balance as of April 30, 2025	178,181	$170,072,000	44,395,660	$4,440,000	$567,647,000	$(14,805,000)	15,033,317	$(441,849,000)	$115,433,000

Balance as of July 31, 2025	178,181	$189,545,000	44,443,626	$4,444,000	$548,722,000	$(6,895,000)	15,033,317	$(441,849,000)	$104,422,000
Equity-classified stock award compensation	—	—	—	—	2,720,000	—	—	—	2,720,000
Issuance of employee stock purchase plan shares	—	—	32,721	3,000	74,000	—	—	—	77,000
Issuance of restricted stock, net of forfeiture	—	—	146,480	15,000	(15,000)	—	—	—	—
Net settlement of stock-based awards	—	—	324,915	33,000	(553,000)	—	—	—	(520,000)
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends and change in fair value of embedded derivatives)	—	21,238,000	—	—	(21,238,000)	—	—	—	(21,238,000)
Net loss	—	—	—	—	—	(32,967,000)	—	—	(32,967,000)
Balance as of April 30, 2026	178,181	$210,783,000	44,947,742	$4,495,000	$529,710,000	$(39,862,000)	15,033,317	$(441,849,000)	$52,494,000

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended April 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(32,967,000)	(163,212,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	9,094,000	8,400,000
Amortization of intangible assets	14,684,000	16,680,000
Amortization of stock-based compensation	2,720,000	2,520,000
Amortization of cost to fulfill assets	—	261,000
Paid-in-kind interest under term loan	—	5,528,000
Amortization of deferred financing costs, debt discount and accreted interest related to subordinated credit facility	16,245,000	4,451,000
Amortization of deferred financing costs and debt discount related to credit facility	4,108,000	3,496,000
Write-off of deferred financing costs and debt discount	—	4,891,000
Change in fair value of warrants and derivatives	(9,763,000)	(15,450,000)
Loss on disposal of property, plant and equipment	52,000	310,000
(Benefit from) provision for allowance for doubtful accounts and contract assets	(935,000)	17,716,000
Provision for excess and obsolete inventory	1,553,000	14,485,000
Deferred income tax expense (benefit)	609,000	(584,000)
Impairment of long-lived assets, including goodwill	—	79,555,000
Changes in assets and liabilities:
Accounts receivable	17,977,000	26,407,000
Inventories	5,574,000	960,000
Prepaid expenses and other current assets	(3,266,000)	(552,000)
Other assets	(28,000)	(1,609,000)
Accounts payable	(3,660,000)	(13,930,000)
Accrued expenses and other current liabilities	(3,916,000)	(5,243,000)
Contract liabilities	(363,000)	(2,297,000)
Other liabilities, non-current	500,000	34,000
Interest payable	(14,000)	(1,067,000)
Income taxes payable	850,000	(1,489,000)
Net cash provided by (used in) operating activities	19,054,000	(19,739,000)
Cash flows from investing activities:
Proceeds from sale of indefinite lived intangible asset	13,000	—
Purchases of property, plant and equipment	(13,119,000)	(6,529,000)
Net cash used in investing activities	(13,106,000)	(6,529,000)
Cash flows from financing activities:
Proceeds from subordinated credit facility	—	65,000,000
Payments under revolving loan	(14,000,000)	(9,084,000)
Repayment of term loan	(3,038,000)	(27,252,000)
Proceeds from issuance of employee stock purchase plan shares	77,000	101,000
Payment of deferred financing costs	—	(4,220,000)
Remittance of employees’ statutory tax withholding for stock awards	(463,000)	(1,186,000)
Payment of shelf registration costs	(12,000)	(207,000)
Cash dividends paid on common stock	(32,000)	(157,000)
Payment of convertible preferred stock amendment fees	—	(650,000)
Payment of convertible preferred stock issuance costs	—	(76,000)
Net cash (used in) provided by financing activities	(17,468,000)	22,269,000
Net decrease in cash and cash equivalents	(11,520,000)	(3,999,000)
Cash and cash equivalents at beginning of period	40,019,000	32,433,000
Cash and cash equivalents at end of period	$28,499,000	28,434,000
See accompanying notes to condensed consolidated financial statements.		(Continued)

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine months ended April 30,
	2026	2025
Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$13,946,000	21,019,000
Income taxes, net	$(41,000)	1,396,000

Non-cash investing and financing activities:
Adjustment to reflect redemption value of convertible preferred stock	$21,238,000	76,785,000

Term loan amendment fee paid-in-kind	$2,809,000	4,654,000

Accrued term loan amendment fee	$—	2,809,000

Accrued additions to property, plant and equipment	$584,000	263,000

Accrued shelf registration costs	$225,000	10,000

Accrued deferred financing costs	$—	6,000

Issuance of restricted stock	$15,000	6,000

Accrued remittance of employees' statutory tax withholdings	$39,000	1,000

Reversal of dividend equivalents	$—	(33,000)

See accompanying notes to condensed consolidated financial statements.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     General

The accompanying Condensed Consolidated Financial Statements of Comtech Telecommunications Corp. and its subsidiaries ("Comtech," "we," "us," or "our") as of and for the three and nine months ended April 30, 2026 and 2025 are unaudited. In the opinion of management, the information furnished reflects all material adjustments (which include normal recurring adjustments) necessary for a fair presentation of the results for the unaudited interim periods. Our results of operations for such periods are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

As discussed in more detail below and in a Current Report on Form 8-K filed by us with the SEC on June 15, 2026, subsequent to quarter end, on June 14, 2026, we entered into a transaction to sell most of Comtech's Satellite and Space Communications ("S&S") business to an affiliate of Gilat Satellite Networks Ltd. As the criteria for reporting the portion of the S&S business being sold as "held for sale" was not met as of April 30, 2026, the Condensed Consolidated Financial Statements as of and for the three and nine months ended April 30, 2026 and 2025 reflect the portion of the S&S business being sold as "held and used." The portion of the S&S business being retained by Comtech principally includes advanced cybersecurity training in support of U.S. government and certain commercial and university customers.

Subsequent Events

Sale of Most of Satellite and Space Communications Business
On June 14, 2026, we entered into a Securities Purchase Agreement (the “Purchase Agreement”), with Wavestream Corporation (the “Buyer”), an affiliate of Gilat Satellite Networks Ltd (the “Buyer Parent”), under which the Buyer agreed to acquire the ownership interests of certain of our subsidiaries comprising most of our S&S business. The transaction provides for a base purchase price in cash of $157,500,000, of which $10,000,000 (the "Advance Payment") was payable upon execution of the Purchase Agreement. The closing is subject to customary adjustments for the acquired entities’ cash, indebtedness, net working capital and transaction expenses as of the closing, as well as customary regulatory and other closing conditions, including the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR") and the Committee on Foreign Investment in the United States ("CFIUS") having been expired or terminated. If the Purchase Agreement is terminated under specified circumstances, we may retain the Advance Payment as our sole remedy (except for knowing and intentional breach by the Buyer). At closing, the parties will enter into customary ancillary agreements, including: a transition services agreement; a parent guarantee from the Buyer Parent; an escrow agreement, pursuant to which $3,000,000 of the purchase price will be held in escrow to fund negative adjustments to the purchase price; and an intellectual property and information technology assignment agreement in connection with the pre-closing restructuring by Comtech or its applicable subsidiaries.

In accordance with our existing credit facilities, we will use 65% of the net proceeds from the sale of most of S&S' business to prepay the majority of our Credit Facility, with the remaining 35% to prepay subordinated debt outstanding under our Subordinated Credit Facility, starting with repaying the subordinated priority term loan.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Credit Facility
In connection with entering into the Purchase Agreement, on June 14, 2026, we entered into an additional amendment to our existing Credit Facility (the “Fourth Amendment”). Effective upon execution, the Fourth Amendment, among other things: (a) provides consent to the consummation of the transactions related to the sale of most of our S&S business; (b) acknowledges and agrees that the transactions related to the sale of most of our S&S business shall not result in a Change of Control as defined in the Credit Facility, as amended; (c) suspends, through the four quarter period ending July 31, 2027, testing of the Net Leverage Ratio, Fixed Charge Coverage Ratio and Minimum EBITDA covenants; (d) clarifies that the Advance Payment received under the Purchase Agreement will not be required to be applied to prepay the applicable obligations in accordance with the terms of the Subordinated Credit Facility until the transaction closes; (e) provides that the Maximum Revolver Amount under the Credit Facility shall not be reduced to an amount less than $27,250,000 as a result of the prepayment of the Term Loan in accordance with the terms of Credit Facility. The Fourth Amendment also: (i) sets the applicable margin for Base Rate Loans and SOFR Loans at 9.50% and 10.50%, respectively, through maturity of the Credit Facility; (ii) provides for a 1.00% interest rate to be applied to the Term Loan balance outstanding at various intervals after the closing of the sale of most of S&S' business; and (iii) reduces the prepayment penalty associated with the application of the net proceeds from the sale of most of S&S' business from 2.00% to 1.00%.

Subordinated Credit Facility
In connection with entering into the Purchase Agreement, on June 14, 2026, the Subordinated Credit Facility was further amended (“Amendment No. 3”). Effective upon execution, Amendment No. 3, among other things: (a) provides consent to the consummation of the transactions related to the sale of most of our S&S business; (b) acknowledges and agrees that the transactions related to the sale of most of our S&S business shall not result in a Change of Control as defined in the Subordinated Credit Facility; (c) suspends, through the four quarter period ending July 31, 2027, testing of the Net Leverage Ratio, Fixed Charge Coverage Ratio and Minimum EBITDA covenants; (d) clarifies that the Advance Payment received under the Purchase Agreement will not be required to be applied to prepay the applicable obligations in accordance with the terms of the Subordinated Credit Facility until the transaction closes; and (e) modifies the calculation of the Make-Whole Amount applicable to certain tranches of subordinated term loans by deferring the respective trigger dates for such Make-Whole Amount adjustments to April 1, 2027. Amendment No. 3 also provides for the issuance to certain subordinated lenders warrants to purchase up to 625,000 shares of our common stock at an exercise price of $0.10 per share, vesting on October 17, 2026, and which are forfeitable if the related subordinated term loans are repaid in full prior to vesting.

Convertible Preferred Stock
In connection with entering into the Purchase Agreement, on June 14, 2026, we entered into an exchange agreement (the “Exchange Agreement”) with the holders of Series B-3 Convertible Preferred Stock, pursuant to which the holders, among other things: (a) provided consent to the consummation of the transactions related to the sale of most of our S&S business; (b) waived any rights to repayment or repurchase of shares of Series B-3 Convertible Preferred Stock in connection with the transactions; (c) agreed that holders of Series B-3 Convertible Preferred Stock may not (i) exercise their optional repurchase rights until October 31, 2029, except upon consummation of certain qualified asset sales by us or upon a Change of Control as defined in the Series B-4 Certificate of Designations, or (ii) elect to receive dividends in cash earlier than October 31, 2028. To effect these changes, upon closing of the sale of most of S&S' business: (i) all 178,180.34 shares of Series B‑3 Convertible Preferred Stock will be exchanged for 178,180.34 shares of Series B‑4 Convertible Preferred Stock; and (ii) new Voting Agreements with the holders will automatically take effect. The Series B-4 Convertible Preferred Stock and Voting Agreements have substantially consistent terms with existing agreements. The Series B-4 Convertible Preferred Stock maintains the $7.99 conversion price of the Series B-3 Convertible Preferred Stock. To effect these changes, we also did not incur any fees to the holders of Series B-3 Convertible Preferred Stock.

Additional information about the Purchase Agreement, the Fourth Amendment, Amendment No. 3 and the Exchange Agreement is set forth in our a Current Report on Form 8-K filed by us with the SEC on June 15, 2026.

Liquidity

At April 30, 2026 and June 12, 2026 (the date closest to the issuance date):

•total outstanding borrowings under our Credit Facility was $119,672,000 and $116,031,000, respectively; of such amount, $3,641,000 was drawn on the Revolver Loan at April 30, 2026; in May 2026, we repaid the remaining $3,641,000 outstanding Revolver Loan balance;

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•total outstanding borrowings under our Subordinated Credit Facility were $104,135,000 and $104,796,000, respectively, including interest paid-in-kind or accrued on the $35,000,000 subordinated priority term loan; such amount does not include the $32,500,000 Make-Whole Amount associated with the $65,000,000 portion of the Subordinated Credit Facility (pursuant to the terms discussed in Note (10) - Subordinated Credit Facility, as of April 30, 2026 and the issuance date, the Make-Whole Amount percentage for each tranche within the $65,000,000 of principal is 50.0%);

•the liquidation preference of our outstanding convertible preferred stock was $218,245,000 and $220,466,000, respectively (excluding potential increases in the liquidation preference and other obligations that could be triggered by, among other things, breaches of covenants and/or asset sales resulting in a change in control of the Company); and

•our available sources of liquidity totaled $49,389,000 and $50,010,000, respectively, which includes qualified cash and cash equivalents of $25,780,000 and $22,760,000, respectively, and the remaining available portion of the Revolver Loan of $23,609,000 and $27,250,000, respectively.

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

CEO Transition Costs and Related
During the three months ended April 30, 2026 and 2025, CEO transition costs were $40,000 and $805,000, respectively, and consisted primarily of net legal expenses related to a former CEO and residual expense related to a sign-on bonus for our current CEO. During the nine months ended April 30, 2026 and 2025, CEO transition costs were $1,096,000 and $1,072,000, respectively. In addition to those items discussed above, such costs also included severance related to a former CEO and third party CEO search firm expenses.

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

•FASB ASU 2026-01, which among other things, provides authoritative guidance regarding the initial measurement of paid-in-kind (“PIK”) dividends on preferred stock classified as permanent or temporary equity. The amendments require that PIK dividends be initially measured based on the PIK dividend rate stated in the preferred stock agreement, such as multiplying a stated rate by the liquidation value of the preferred stock, rather than at fair value. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods (our fiscal 2028), with early adoption permitted. We are evaluating the impact of this ASU on our Condensed Consolidated Financial Statements and disclosures.

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

For over time contracts using a cost-to-cost measure of progress, we have an estimate at completion ("EAC") process in which segment management reviews the progress and execution of our performance obligations and calculates an estimated contract profit based on total estimated contract revenue and cost. Since certain contracts extend over a long period of time, the impact of revisions in revenue and/or cost estimates during the progress of work may impact current period earnings through a cumulative adjustment. Additionally, if the EAC process indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract revenue and cost estimates for significant contracts are generally reviewed and reassessed at least quarterly.

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

	Three months ended April 30,		Nine months ended April 30,
	2026	2025	2026	2025
United States
U.S. government	22.0%	25.6%	17.8%	32.0%
Domestic	54.6%	51.0%	54.8%	48.3%
Total United States	76.6%	76.6%	72.6%	80.3%

International	23.4%	23.4%	27.4%	19.7%
Total	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. For the three and nine months ended April 30, 2026 and 2025, except for the U.S. government, there were no customers that represented 10.0% or more of consolidated net sales. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented 10.0% or more of consolidated net sales for the three and nine months ended April 30, 2026 and 2025.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize our disaggregation of revenue consistent with information reviewed by our Chief Operating Decision Maker ("CODM") for the three and nine months ended April 30, 2026 and 2025. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors which impact our business:

	Three months ended April 30, 2026			Nine months ended April 30, 2026
	Satellite and Space Communications	Allerium	Total	Satellite and Space Communications	Allerium	Total
Geographical region and customer type
U.S. government	$22,855,000	491,000	$23,346,000	$55,637,000	2,051,000	$57,688,000
Domestic	7,508,000	50,356,000	57,864,000	26,606,000	150,849,000	177,455,000
Total United States	30,363,000	50,847,000	81,210,000	82,243,000	152,900,000	235,143,000

International	19,968,000	4,826,000	24,794,000	73,798,000	14,856,000	88,654,000
Total	$50,331,000	55,673,000	$106,004,000	$156,041,000	167,756,000	$323,797,000
Contract type
Firm fixed-price	$48,074,000	55,673,000	$103,747,000	$148,262,000	167,756,000	$316,018,000
Cost reimbursable	2,257,000	—	2,257,000	7,779,000	—	7,779,000
Total	$50,331,000	55,673,000	$106,004,000	$156,041,000	167,756,000	$323,797,000
Transfer of control
Point in time	$23,824,000	407,000	$24,231,000	$101,467,000	736,000	$102,203,000
Over time	26,507,000	55,266,000	81,773,000	54,574,000	167,020,000	221,594,000
Total	$50,331,000	55,673,000	$106,004,000	$156,041,000	167,756,000	$323,797,000

	Three months ended April 30, 2025			Nine months ended April 30, 2025
	Satellite and Space Communications	Allerium	Total	Satellite and Space Communications	Allerium	Total
Geographical region and customer type
U.S. government	$31,790,000	629,000	$32,419,000	$116,409,000	1,825,000	$118,234,000
Domestic	10,085,000	54,630,000	64,715,000	23,919,000	154,393,000	178,312,000
Total United States	41,875,000	55,259,000	97,134,000	140,328,000	156,218,000	296,546,000

International	25,691,000	3,962,000	29,653,000	59,892,000	12,723,000	72,615,000
Total	$67,566,000	59,221,000	$126,787,000	$200,220,000	168,941,000	$369,161,000
Contract type
Firm fixed-price	$54,091,000	59,221,000	$113,312,000	$154,976,000	168,941,000	$323,917,000
Cost reimbursable	13,475,000	—	13,475,000	45,244,000	—	45,244,000
Total	$67,566,000	59,221,000	$126,787,000	$200,220,000	168,941,000	$369,161,000
Transfer of control
Point in time	$37,682,000	200,000	$37,882,000	$102,708,000	1,537,000	$104,245,000
Over time	29,884,000	59,021,000	88,905,000	97,512,000	167,404,000	264,916,000
Total	$67,566,000	59,221,000	$126,787,000	$200,220,000	168,941,000	$369,161,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on our Condensed Consolidated Balance Sheets. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. For certain contracts with provisions that are intended to protect customers in the event we do not satisfy our performance obligations, billings occur subsequent to revenue recognition, resulting in unbilled receivables. Under ASC 606, unbilled receivables constitute contract assets. Except for impairments to certain unbilled receivables and work-in-process inventory during the nine months ended April 30, 2025, there were no other material impairment losses recognized on contract assets during the nine months ended April 30, 2026 and 2025, respectively. On large long-term contracts, and for contracts with international customers that do not do business with us regularly, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to-date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract. Under the typical payment terms for our contracts accounted for at a point in time, costs are accumulated in inventory until the time of billing, which generally coincides with revenue recognition. Of the current contract liability balance of $62,546,000 at July 31, 2025 and $65,834,000 at July 31, 2024, $46,516,000 and $48,661,000 was recognized as revenue during the nine months ended April 30, 2026 and 2025, respectively.

We recognize the incremental costs to obtain or fulfill a contract as an expense when incurred if the amortization period of the asset is one year or less; otherwise, such costs are capitalized and amortized over the estimated life of the contract. Costs to obtain or fulfill a contract that were capitalized are presented in the table below:

	Three months ended April 30,		Nine months ended April 30,
Capitalized:	2026	2025	2026	2025
Costs to obtain a contract	$47,000	242,000	$955,000	599,000
Costs to fulfill a contract	409,000	763,000	514,000	2,717,000

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

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under indefinite delivery / indefinite quantity ("IDIQ") contracts. As of April 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $696,120,000 (which represents the amount of our consolidated funded backlog). We estimate that a substantial portion of our remaining performance obligations at April 30, 2026 will be completed and recognized as revenue during the next twenty-four month period, with the rest thereafter. During the nine months ended April 30, 2026, revenue recognized from performance obligations satisfied, or partially satisfied, in previous periods (for example due to changes in the transaction price) was not material.

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

As further discussed in Note (9) - Credit Facility, we used Level 3 inputs to value the warrants issued to lenders in connection with our Credit Facility. As of April 30, 2026, we determined the fair value of such warrants based on the Black-Scholes option pricing model using the following estimates: exercise price of $0.10; risk free rate of 4.0%; volatility of 65.0%; expected life of 5.1 years; and dividend yield of 0%. We also used Level 3 inputs to value the combined embedded derivative liability associated with our Credit Facility. As of April 30, 2026, we determined the fair value of the combined embedded derivative liability using a with-and-without scenario-based discounted cash flow method, which reflected our estimates regarding the probability and timing of events that could result in additional payments of interest and/or fees to such lenders as stated in our Credit Facility.

As further discussed in Note (10) - Subordinated Credit Facility, we used Level 3 inputs to value the make-whole amount and combined embedded derivative liability associated with our Subordinated Credit Facility. As of April 30, 2026, we determined the fair value of the combined embedded derivative liability using a with-and-without scenario-based discounted cash flow method, which reflected our estimates regarding the probability and timing of events that could result in additional payments of interest and/or accelerated payments of principal and make-whole amounts to such lenders as stated in our Subordinated Credit Facility. The calculated fair value of the debt outstanding under the Subordinated Credit Facility approximated its carrying value as of April 30, 2026.

As further discussed in Note (17) - Convertible Preferred Stock, we used Level 3 inputs to value the warrants contingently issuable and the combined embedded derivative liability associated with our Convertible Preferred Stock. As of April 30, 2026, we determined the fair value of Convertible Preferred Stock warrants using the Monte Carlo simulation model with the following assumptions: expected life of 6.2 years; risk free rate of 4.0%; expected volatility of 65.0%; and dividend yield of 0%. As of April 30, 2026, we determined the fair value of the combined embedded derivative liability using a with-and-without scenario-based discounted cash flow method, which reflected our estimates regarding the probability and timing of events that could result in additional and/or accelerated payments to our preferred shareholders, or the conversion of the Convertible Preferred Stock into common stock, pursuant to the terms of our Convertible Preferred Stock.

As of April 30, 2026 and July 31, 2025, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Condensed Consolidated Balance Sheets recorded at fair value, as such term is defined by FASB ASC 820.

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

There were no repurchases of our common stock during the three and nine months ended April 30, 2026 and 2025. See Note (18) - Stockholders’ Equity for more information.

Weighted average stock options, RSUs and restricted stock outstanding representing 2,529,000 and 1,211,000 shares for the three months ended April 30, 2026 and 2025, respectively, and 1,986,000 and 1,172,000 for the nine months ended April 30, 2026 and 2025, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 783,000 and 662,000 weighted average performance shares outstanding for the three months ended April 30, 2026 and 2025, respectively, and 708,000 and 558,000 weighted average performance shares outstanding for the nine months ended April 30, 2026 and 2025, respectively, as the performance conditions have not yet been satisfied. However, the numerator for EPS calculations for each respective period is reduced by the compensation expense related to these awards.

Weighted average common shares related to warrants issued in connection with entering the Credit Facility on June 17, 2024 of 1,401,000 and 1,390,000 for the three months ended April 30, 2026 and 2025, respectively, and 1,383,000 and 1,400,000 for the nine months ended April 30, 2026 and 2025, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Weighted average common shares underlying the assumed conversion of Convertible Preferred Stock, on an if-converted basis, of 27,112,000 and 24,732,000 for the three months ended April 30, 2026 and 2025, respectively, and 26,513,000 and 23,932,000, for the nine months ended April 30, 2026 and 2025, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive. As a result, the numerator for our basic and diluted EPS calculation for the three and nine months ended April 30, 2026 and 2025 is the respective net loss attributable to common stockholders.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Three months ended April 30,		Nine months ended April 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income	$(3,453,000)	33,934,000	$(32,967,000)	(163,212,000)
Gain on extinguishment of convertible preferred stock	—	—	—	51,179,000
Dividends on convertible preferred stock, net	(10,810,000)	(48,405,000)	(21,238,000)	(80,656,000)
Net loss attributable to common stockholders	$(14,263,000)	(14,471,000)	$(54,205,000)	(192,689,000)

Denominator:
Denominator for basic and diluted calculation	30,034,000	29,399,000	29,823,000	29,395,000

As discussed further in Note (17) - Convertible Preferred Stock, such shares of preferred stock represent a "participating security" as defined in ASC 260. As a result, our EPS calculations for the three and nine months ended April 30, 2026 and 2025 were based on the two-class method. Given the net loss attributable to common stockholders for the three and nine months ended April 30, 2026 and 2025, there was no impact of applying the two-class method to our reported basic or diluted earnings per common share.

(6)     Accounts Receivable

Accounts receivable consist of the following at:

	April 30, 2026	July 31, 2025
Receivables from commercial and international customers	$57,775,000	57,713,000
Unbilled receivables from commercial and international customers	54,368,000	69,987,000
Receivables from the U.S. government and its agencies	9,418,000	15,610,000
Unbilled receivables from the U.S. government and its agencies	24,325,000	20,683,000
Total accounts receivable	145,886,000	163,993,000
Less allowance for doubtful accounts	18,091,000	19,156,000
Accounts receivable, net	$127,795,000	144,837,000

Unbilled receivables as of April 30, 2026 relate to contracts-in-progress for which revenue has been recognized, but for which we have not yet earned the right to bill the customer for work performed to-date. Under ASC 606, unbilled receivables constitute contract assets. Excluding unbilled receivables related to the U.S. Marine Corps contract discussed below, management estimates that a substantial portion of the remaining net contract assets not yet billed at April 30, 2026 will be billed and collected within one year. Accounts receivable in the table above excludes $363,000 of long-term unbilled receivables presented within "Other assets, net" in the Condensed Consolidated Balance Sheet as of April 30, 2026.

As of April 30, 2026, the U.S. government (and its agencies) and a large multinational telecommunications company represented 26.4% and 10.0% of net accounts receivable, respectively. There were no other customers which accounted for 10% or more of net accounts receivable.

As of July 31, 2025, the U.S. government (and its agencies) and two domestic top tier mobile network operators represented 25.1%, 14.5% and 10.5% of net accounts receivable, respectively. There were no other customers which accounted for 10% or more of net accounts receivable.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In December 2024 (fiscal 2025), we received notice from our prime contractor to stop work associated with a legacy U.S. Marine Corps contract, which has since been terminated for convenience and for which we have submitted a termination claim. Total receivables related to such contract were $10,543,000 as of April 30, 2026. While we believe that we have meritorious termination claims, some or all of our receivable could be at risk of not being collected. Future results of operations related to our troposcatter solutions product line depend, in part, on the nature, timing and amount associated with resolving this matter.

(7)     Inventories

Inventories consist of the following at:

	April 30, 2026	July 31, 2025
Raw materials and components	$63,676,000	64,022,000
Work-in-process and finished goods	23,368,000	31,356,000
Total inventories	87,044,000	95,378,000
Less reserve for excess and obsolete inventories	25,216,000	26,423,000
Inventories, net	$61,828,000	68,955,000

As of April 30, 2026 and July 31, 2025, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $3,469,000 and $2,612,000, respectively.

(8)     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at:

	April 30, 2026	July 31, 2025
Accrued wages and benefits	$21,705,000	21,158,000
Accrued contract costs	7,931,000	6,676,000
Accrued warranty obligations	5,577,000	8,475,000
Accrued commissions and royalties	3,322,000	4,867,000
Accrued contributions for constructing long-lived assets	164,000	2,789,000
Accrued legal costs	2,340,000	2,004,000
Other	8,310,000	12,454,000
Accrued expenses and other current liabilities	$49,349,000	58,423,000

Accrued contract costs represent direct and indirect costs on contracts as well as estimates of amounts owed for invoices not yet received from vendors or reflected in accounts payable.

Accrued warranty obligations as of April 30, 2026 relate to estimated liabilities for assurance type warranty coverage that we provide to our customers. We generally provide warranty coverage for some of our products for a period of at least one year from the date of delivery. We record a liability for estimated warranty expense based on historical claims, product failure rates, consideration of contractual obligations, future costs to resolve software issues and other factors. Some of our product warranties are provided under long-term contracts, the costs of which are incorporated into our estimates of total contract costs.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes in our accrued warranty obligations during the nine months ended April 30, 2026 and 2025 were as follows:

	Nine months ended April 30,
	2026	2025
Balance at beginning of period	$8,475,000	7,049,000
Provision for warranty obligations	474,000	3,721,000
Charges incurred	(3,372,000)	(2,225,000)
Balance at end of period	$5,577,000	8,545,000

(9)     Credit Facility

On June 17, 2024, we entered into a senior secured loan facility with a syndicate of lenders, which replaced our prior credit facility. As further discussed below, we subsequently amended the credit facility on October 17, 2024, March 3, 2025 and July 21, 2025 (the "Credit Facility"). At April 30, 2026, the Credit Facility consists of a remaining $116,031,000 term loan (the "Term Loan" facility) and (ii) an asset-based revolving credit facility with revolving commitments in an aggregate principal amount of $54,750,000, subject to borrowing base limitations as described below (the "Revolving Loan" facility). At closing, the proceeds were used to repay the prior credit facility in full and for working capital and other general corporate purposes. The obligations under the Credit Facility are guaranteed by certain of our domestic and foreign subsidiaries (the "Guarantors"), who have granted for the benefit of the lenders, a lien on, and first priority security interest in, substantially all of our tangible and intangible assets.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additional Credit Facility Details
In connection with entering the Credit Facility, the Term Loan lenders received 1,435,884 detachable warrants ("Lender warrants") granted at an exercise price of $0.10 per common share which entitles the Term Loan lenders to purchase 1,435,884 shares of our common stock from us at any time and from time to time after the Closing Date and on or prior to June 17, 2031, subject to certain adjustments. If the Term Loan is refinanced, the Term Loan lenders have the right to sell up to 50.0% of the warrants back to us for cash, at a 10.0% discount to the 30-day volume weighted average price of our common stock, subject to certain adjustments. We determined that the Lender warrants met the definition of a freestanding financial instrument that should be accounted for as a liability. We established an initial Lender warrant liability of $3,011,000, which was allocated as a discount against the Term Loan proceeds. The Lender warrant liability is classified in Warrant and derivative liabilities on the Condensed Consolidated Balance Sheets and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs, until the Lender warrants are exercised or expire. Changes in the estimated fair value of the Lender warrant liability are recognized in our Condensed Consolidated Statements of Operations as a non-cash expense or benefit. As of April 30, 2026 and July 31, 2025, the Lender warrant liability was remeasured to $4,939,000 and $3,007,000, respectively. For the three months ended April 30, 2026 and 2025, we recorded a non-cash benefit of $2,928,000 and $907,000, respectively, and for the nine months ended April 30, 2026 and 2025, we recorded a non-cash expense of $1,932,000 and a non-cash benefit of $2,682,000, respectively, in Other expenses (income) - Change in fair value of warrants and derivatives on the Condensed Consolidated Statements of Operations.

Additionally, we identified several embedded derivatives that require bifurcation from the Credit Facility under ASC 815-15 "Embedded Derivatives" ("ASC 815"). Certain of these embedded features include contingent event of default and going concern interest rate increases and/or fees, which qualify for accounting as one combined embedded derivative liability. We established an initial embedded derivative liability of $3,116,000, which was allocated as a discount against the Term Loan proceeds. The combined embedded derivative liability is presented with the host instrument as part of the amount outstanding under the Credit Facility on the Condensed Consolidated Balance Sheets, and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs, until the embedded derivative features have zero probability of occurring or expire. Changes in the estimated fair value of the combined embedded derivative liability are recognized in our Condensed Consolidated Statements of Operations as a non-cash expense or benefit. As of April 30, 2026 and July 31, 2025, the combined embedded derivative liability was remeasured to $2,267,000 and $1,890,000, respectively. For the three months ended April 30, 2026 and 2025, we recorded a non-cash expense of $311,000 and a non-cash benefit of $2,214,000, respectively, and for the nine months ended April 30, 2026 and 2025, we recorded non-cash expense of $377,000 and a non-cash benefit of $710,000, respectively, in Other expenses (income) - Change in fair value of warrants and derivatives on the Condensed Consolidated Statements of Operations.

The following table summarizes the cumulative activity relating to deferred financing costs and discounts under the Credit Facility:

	Deferred Financing Costs			Discount
	Term Loan	Revolver	Total	Term Loan	Total

Credit facility and amendment fees	$6,626,000	4,328,000	$10,954,000	$16,812,000	$27,766,000
Term loan proceeds allocated to Lender warrants	—	—	—	3,011,000	3,011,000
Term loan proceeds allocated to embedded derivative	—	—	—	3,116,000	3,116,000
Write-off due to prepayments and reduced commitments	(1,788,000)	(1,707,000)	(3,495,000)	(5,482,000)	(8,977,000)
Amortization	(1,315,000)	(714,000)	(2,029,000)	(3,653,000)	(5,682,000)
Balance at July 31, 2025	$3,523,000	1,907,000	$5,430,000	$13,804,000	$19,234,000
Amortization	(738,000)	(477,000)	(1,215,000)	(2,893,000)	(4,108,000)
Balance at April 30, 2026	$2,785,000	1,430,000	$4,215,000	$10,911,000	$15,126,000

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

The amount of debt outstanding under our Credit Facility was as follows:

	April 30, 2026	July 31, 2025
Term Loan	$116,031,000	$116,260,000
Less: Unamortized deferred financing costs related to term loan	2,785,000	3,523,000
Less: Unamortized discount related to term loan	10,911,000	13,804,000
Term loan, net	102,335,000	98,933,000
Revolving Loan	3,641,000	17,641,000
Embedded derivative related to credit facility	2,267,000	1,890,000
Amount outstanding under credit facility, net	$108,243,000	118,464,000
Less: Current portion of credit facility	4,050,000	4,050,000
Non-current portion of credit facility, net	$104,193,000	$114,414,000

During the nine months ended April 30, 2026, we had outstanding balances under our Credit Facility ranging from $119,672,000 to $135,305,000.

Subject to the lender's Revolving Loan commitment amount and consent right, availability under the Revolving Loan is subject to eligibility criteria set forth in the Credit Facility, and equal to a borrowing base in an amount equal to, from time to time: (a) 85% of the net book value of billed and invoiced accounts receivables; plus (b) 85% of the net book value of accounts receivables we have the right to bill but have not yet billed up to the lesser of (i) 12.5% of the amount calculated pursuant to the sum of clauses (a) and (b) and (ii) $15,000,000 of such accounts; plus (c) 60% of the net book value of all inventory, less (d) customary reserves. As of April 30, 2026 and July 31, 2025, our eligible Borrowing Base collateral, as defined under the Revolving Loan, was $92,980,000 and $101,222,000, respectively.

Interest expense related to our Credit Facility, including amortization of deferred financing costs and debt discount, recorded during the three months ended April 30, 2026 and 2025 was $5,681,000 and $8,330,000, respectively, and during the nine months ended April 30, 2026 and 2025 was $17,961,000 and $27,257,000, respectively. Our blended interest rate related to the Credit Facility was 18.5% and 18.4%, respectively, for the three months ended April 30, 2026 and 2025 and 18.2% and 18.7%, respectively, for the nine months ended April 30, 2026 and 2025.

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

Subsequent Event
See Note (1) - General - Subsequent Event - Credit Facility for further information.

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

We identified an embedded derivative related to redemption features that requires bifurcation from the Subordinated Credit Facility under ASC 815. We established a total embedded derivative liability of $16,864,000, which was allocated as a discount against the Subordinated Credit Facility proceeds. The embedded derivative liability is presented with the Non-current portion of subordinated credit facility, net on the Condensed Consolidated Balance Sheet and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs. Changes in the estimated fair value of the embedded derivative liability are recognized in our Condensed Consolidated Statements of Operations as a non-cash expense or benefit. As of April 30, 2026 and July 31, 2025, the embedded derivative liability was remeasured to $798,000 and $5,753,000, respectively. For the three months ended April 30, 2026 and 2025, we recorded a non-cash benefit of $2,437,000 and $6,146,000, respectively, and for the nine months ended April 30, 2026 and 2025, we recorded a non-cash benefit of $4,955,000 and $2,219,000, respectively, in Other expenses (income) - Change in fair value of warrants and derivatives on the Condensed Consolidated Statements of Operations.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Deferred financing costs, discounts and the Make-Whole Amount are amortized as interest expense through the Subordinated Credit Facility maturity date using the effective interest method, and are presented as adjustments to the borrowings outstanding under such debt. Interest expense related to our Subordinated Credit Facility for the three months ended April 30, 2026 and 2025 was $5,850,000 and $4,555,000, respectively, and for the nine months ended April 30, 2026 and 2025 was $16,327,000 and $6,118,000, respectively. Amendment No. 1 and Amendment No. 2 were accounted for as debt modifications.

The following table reconciles the amount outstanding under the Subordinated Credit Facility to its net carrying value:

	April 30, 2026	July 31, 2025
Subordinated credit facility, including interest paid-in-kind	$104,135,000	100,144,000
Less: Unamortized deferred financing costs	1,287,000	1,528,000
Less: Unamortized discount	12,978,000	15,404,000
Plus: Accretion of make-whole amount	16,211,000	6,623,000
Subordinated credit facility, net - subtotal	106,081,000	89,835,000
Embedded derivative related to redemption features	798,000	5,753,000
Amount outstanding under the subordinated credit facility, net	106,879,000	95,588,000
Less: Current portion of subordinated credit facility	—	—
Non-current portion of subordinated credit facility, net	$106,879,000	95,588,000

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

Subsequent Event
See Note (1) - General - Subsequent Event - Subordinated Credit Facility for further information.

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

Certain of our facility lease agreements (which are classified as operating leases) contain rent holidays or rent escalation clauses. For rent holidays and rent escalation clauses during the lease term, we record rental expense on a straight-line basis over the term of the lease. As of April 30, 2026, none of our leases contained a residual value guarantee and covenants included in our lease agreements are customary for the types of facilities and equipment being leased.

The components of lease expense are as follows:

	Three months ended April 30,		Nine months ended April 30,
	2026	2025	2026	2025
Operating lease expense	$1,910,000	1,863,000	$5,828,000	5,637,000
Short-term lease expense	44,000	35,000	122,000	99,000
Variable lease expense	1,065,000	1,214,000	2,908,000	3,514,000
Sublease income	—	—	—	(28,000)
Total lease expense	$3,019,000	3,112,000	$8,858,000	9,222,000

Additional information related to leases is as follows:

	Nine months ended April 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases - Operating cash outflows	$6,130,000	$6,236,000
ROU assets obtained in the exchange for lease liabilities (non-cash):
Operating leases	$4,390,000	$4,271,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table is a reconciliation of future cash flows relating to operating lease liabilities presented on our Condensed Consolidated Balance Sheet as of April 30, 2026:

Remainder of fiscal 2026	$1,453,000
Fiscal 2027	7,577,000
Fiscal 2028	6,905,000
Fiscal 2029	5,645,000
Fiscal 2030	5,176,000
Thereafter	15,712,000
Total future undiscounted cash flows	42,468,000
Less: Present value discount	6,111,000
Lease liabilities	$36,357,000

Weighted-average remaining lease terms (in years)	7.11
Weighted-average discount rate	5.22%

The table above includes future cash outflows related to our Basingstoke, UK facility which ceased operations in fiscal 2025. Such outflows were based on the contractual lease terms in place as of April 30, 2026. Subsequent to quarter end, we paid $1,948,000 to the landlord to terminate the lease earlier than its November 2030 expiration date.

As of April 30, 2026, we do not have any material rental commitments that have not already commenced.

(12)     Income Taxes

Our effective tax rate (including discrete tax items) for the three months ended April 30, 2026 was (58.0)%, compared to (5.6)% for the three months ended April 30, 2025. Our effective tax rate (including discrete tax items) for the nine months ended April 30, 2026 and 2025 was (5.5)% and nominal, respectively. In addition to discrete items recorded during each respective period, the change in rates also reflects changes in expected product and geographical mix.

For purposes of determining our estimated annual effective tax rate ("AETR") to apply to earnings from continuing operations for fiscal 2026, the change in fair value of warrants and derivatives and CEO transition costs are considered significant, unusual or infrequently occurring discrete tax items and were excluded from the computation of such AETR.

During the three and nine months ended April 30, 2026, we recorded net discrete tax expense of $1,084,000 and $841,000, respectively, primarily due to the establishment of a valuation allowance on certain net deferred tax assets associated with our Canadian operations, offset in part by the reversal of tax contingencies no longer required due to the expiration of applicable statute of limitations. During the three and nine months ended April 30, 2025, we recorded net discrete tax benefits of $498,000 and $683,000, respectively, primarily related to proxy solicitation costs and CEO transition costs.

At April 30, 2026 and July 31, 2025, total unrecognized tax benefits were $7,935,000 and $8,084,000, respectively, including interest of $273,000 and $240,000, respectively. At April 30, 2026 and July 31, 2025, $1,621,000 and $1,818,000, respectively, of our unrecognized tax benefits were recorded as non-current income taxes payable on our Condensed Consolidated Balance Sheets. The remaining unrecognized tax benefits of $6,314,000 and $6,266,000 at April 30, 2026 and July 31, 2025, respectively, were presented as an offset to the associated deferred tax assets on our Condensed Consolidated Balance Sheets (which are subject to a full valuation allowance). We believe it is reasonably possible that the gross unrecognized tax benefits could decrease by as much as $92,000 in the next 12 months due to the expiration of statute of limitations related to federal, state and foreign tax positions.

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

(13)     Stock-Based Compensation

Overview

In December 2023, our stockholders approved the Comtech Telecommunications Corp. 2023 Equity and Incentive Plan (the “2023 Plan”), which replaced the Amended and Restated 2000 Stock Incentive Plan. Under the 2023 Plan, the initial number of shares of common stock available for all awards, other than substitute awards granted in connection with a corporate transaction, was 1,669,683 shares of common stock plus certain expired or cancelled awards recycled back into the 2023 Plan. On January 13, 2025 and March 9, 2026, our stockholders approved an amendment to the 2023 Plan to increase the number of available shares of common stock authorized for issuance under the 2023 Plan by 2,195,000 and 2,800,000 shares, respectively. Accordingly, under the terms of the 2023 Plan, as amended, the maximum number of shares of common stock authorized for issuance is equal to 6,664,683 shares, including 69,683 shares from the 2000 Stock Incentive Plan.

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

As of April 30, 2026, the aggregate number of shares of common stock which may be issued may not exceed 15,757,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and employee purchases under the ESPP with the issuance of new shares of our common stock.

As of April 30, 2026, we had granted stock-based awards representing the right to purchase and/or acquire an aggregate of 14,505,669 shares (net of 8,056,704 expired and canceled awards), of which an aggregate of 10,916,026 have been exercised or settled.

As of April 30, 2026, the following stock-based awards, by award type, were outstanding:

April 30, 2026
Stock options	96,250
Performance shares	788,150
RSUs, restricted stock and share units	2,705,243
Total	3,589,643

Our ESPP provides for the issuance of up to 1,300,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value on the first or last day of each calendar quarter, whichever is lower. Through April 30, 2026, we have cumulatively issued 1,137,632 shares of our common stock to participating employees in connection with our ESPP.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock-based compensation for awards issued is reflected in the following line items in our Condensed Consolidated Statements of Operations:

	Three months ended April 30,		Nine months ended April 30,
	2026	2025	2026	2025
Cost of sales	$51,000	99,000	$165,000	299,000
Selling, general and administrative expenses	1,089,000	1,033,000	2,445,000	2,033,000
Research and development expenses	41,000	63,000	110,000	188,000
Stock-based compensation expense before income tax benefit	1,181,000	1,195,000	2,720,000	2,520,000
Estimated income tax benefit	—	(252,000)	—	(516,000)
Net stock-based compensation expense	$1,181,000	943,000	$2,720,000	2,004,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At April 30, 2026, unrecognized stock-based compensation of $8,446,000, net of estimated forfeitures of $361,000, is expected to be recognized over a weighted average period of 2.0 years. Total stock-based compensation capitalized and included in ending inventory at both April 30, 2026 and July 31, 2025 was $198,000. There are no liability-classified stock-based awards outstanding as of April 30, 2026 or July 31, 2025.

Stock-based compensation expense, by award type, is summarized as follows:

	Three months ended April 30,		Nine months ended April 30,
	2026	2025	2026	2025
Stock options	$—	6,000	$—	26,000
Performance shares	277,000	384,000	121,000	289,000
RSUs, restricted stock and share units	893,000	794,000	2,574,000	2,165,000
ESPP	11,000	11,000	25,000	40,000
Stock-based compensation expense before income tax benefit	1,181,000	1,195,000	2,720,000	2,520,000
Estimated income tax benefit	—	(252,000)	—	(516,000)
Net stock-based compensation expense	$1,181,000	943,000	$2,720,000	2,004,000

ESPP stock-based compensation expense includes the 15% discount offered to participants in the ESPP.

The estimated income tax benefit as shown in the above table was computed using income tax rates expected to apply when the awards are settled. Such deferred tax asset was recorded net as part of our non-current deferred tax liability on our Condensed Consolidated Balance Sheets as of April 30, 2026 and July 31, 2025. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting. There is no estimated income tax benefit recognized for three and nine months ended April 30, 2026 in light of the valuation allowance established on all U.S. deferred tax assets.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Options

The following table summarizes the Plan's activity:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2025	124,470	$20.45
Expired	(28,220)	28.35
Outstanding at October 31, 2025	96,250	18.13
Outstanding at January 31, 2026	96,250	$18.13
Outstanding at April 30, 2026	96,250	$18.13	3.87	$—

Exercisable at April 30, 2026	96,250	$18.13	3.87	$—

Vested and expected to vest at April 30, 2026	96,250	$18.13	3.87	$—

Stock options outstanding as of April 30, 2026 have exercise prices ranging from $17.88 - $22.75, representing the fair market value of our common stock on the date of grant, a contractual term of ten years and a vesting period of five years.

Performance Shares, RSUs, Restricted Stock, Share Units and Other Stock-based Awards

The following table summarizes the Plan's activity:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2025	1,675,105	$6.53
Granted	439,624	2.26
Settled	(337,984)	6.67
Canceled/Forfeited	(16,231)	5.86
Outstanding at October 31, 2025	1,760,514	$5.45
Granted	2,009,343	3.16
Settled	(124,752)	5.00
Canceled/Forfeited	(289,516)	6.98
Outstanding at January 31, 2026	3,355,589	$3.96
Granted	287,902	3.59
Settled	(95,982)	8.66
Canceled/Forfeited	(54,116)	3.11
Outstanding at April 30, 2026	3,493,393	$3.81	$12,297,000

Vested at April 30, 2026	177,814	$9.55	$626,000

Vested and expected to vest at April 30, 2026	3,397,506	$3.82	$11,959,000

The total intrinsic value relating to fully-vested awards settled during the three and nine months ended April 30, 2026 was $437,000 and $1,864,000, respectively. The total intrinsic value relating to fully-vested awards settled during the three and nine months ended April 30, 2025 was $13,000 and $2,281,000, respectively.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The performance shares granted to employees principally vest over a three-year performance period, if pre-established performance goals are attained, or as specified pursuant to the Plan and related agreements. As of April 30, 2026, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level, except for performance shares granted in fiscal 2024 and fiscal 2025, which reflect net lower-than-estimated achievement.

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

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of settlement of the underlying award. During the three and nine months ended April 30, 2026, we paid out $5,000 and $33,000, respectively. During the three and nine months ended April 30, 2025, we reversed $1,000 and $33,000, respectively, of previously accrued dividend equivalents due to forfeitures and paid out $157,000 during the nine months ended April 30, 2025. Accrued dividend equivalents were recorded as a reduction to retained earnings. As of April 30, 2026 and July 31, 2025, accrued dividend equivalents were $84,000 and $117,000, respectively.

With respect to the actual settlement of stock-based awards for income tax reporting, during the three and nine months ended April 30, 2026, we have not recognized any tax benefit or expense in light of the valuation allowance established for all U.S. deferred tax assets. During the three months ended April 30, 2025, we recorded a nominal income tax benefit. During the nine months ended April 30, 2025, we recorded an income tax benefit of $120,000.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our Allerium reportable operating segment is organized into three service areas: Emergency Routing Solutions ("ERS"), which includes our next-generation 9-1-1 and carrier emergency routing offerings; Agency Solutions ("AS"), which includes our 9-1-1 call handling solutions; and Mobile Network Solutions ("MNS"), which includes our trusted location, messaging and alerting solutions sold primarily into wireless carriers. This segment offers customers: Wireless/VolP 9-1-1 location and routing services to connect emergency calls to Public Safety Answering Points ("PSAPs"); SMS text to 9-1-1 services; next generation 9-1-1 solutions, providing emergency call routing, location validation, and policy-based routing rules, logging and security functionality; Emergency Services IP Network transport infrastructure for emergency services communications and support of next generation 9-1-1 services; call handling applications for PSAPs; wireless emergency alert solutions for network operators; and software and equipment for location-based and text messaging services for various applications, including for public safety, commercial and government services. The rebranding to Allerium did not change the composition of this reportable operating segment.

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
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Reportable operating segment information, along with a reconciliation of segment GAAP operating income to consolidated income (loss) before income taxes is presented in the tables below:

	Three months ended April 30, 2026			Three months ended April 30, 2025
	Satellite and Space Communications	Allerium	Total	Satellite and Space Communications	Allerium	Total
Net sales	$50,331,000	55,673,000	$106,004,000	$67,566,000	59,221,000	$126,787,000
Cost of sales	36,142,000	33,745,000		52,900,000	34,844,000
Selling, general and administrative	9,664,000	10,745,000		9,082,000	9,482,000
Research and development	1,877,000	3,301,000		1,441,000	2,921,000
Amortization of intangibles	1,073,000	3,524,000		1,426,000	3,618,000
Segment operating income	$1,575,000	4,358,000	$5,933,000	$2,717,000	8,356,000	$11,073,000

Unallocated corporate expenses			9,015,000			11,800,000
CEO transition costs			40,000			805,000
Interest expense			11,537,000			12,907,000
Interest (income) and other			5,000			(509,000)
Change in fair value of warrants and derivatives			(12,479,000)			(49,542,000)
Write-off of deferred financing costs			—			3,479,000
(Loss) income before income taxes			$(2,185,000)			$32,133,000

Purchases of property, plant and equipment	$617,000	4,811,000	$5,428,000	$171,000	2,290,000	$2,461,000
Unallocated purchases of property, plant and equipment			7,000			—
Consolidated purchases of property, plant and equipment			$5,435,000			$2,461,000

Depreciation expense	$674,000	2,349,000	$3,023,000	$680,000	1,925,000	$2,605,000
Unallocated depreciation expense			106,000			121,000
Consolidated depreciation expense			$3,129,000			$2,726,000

Assets:
Total segment assets	$228,553,000	438,151,000	$666,704,000	$268,261,000	451,121,000	$719,382,000
Unallocated assets			26,779,000			31,762,000
Consolidated assets			$693,483,000			$751,144,000

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine months ended April 30, 2026			Nine months ended April 30, 2025
	Satellite and Space Communications	Allerium	Total	Satellite and Space Communications	Allerium	Total
Net sales	$156,041,000	167,756,000	$323,797,000	$200,220,000	168,941,000	$369,161,000
Cost of sales	112,537,000	102,040,000		175,755,000	105,906,000
Selling, general and administrative	27,627,000	30,965,000		50,154,000	26,690,000
Research and development	4,676,000	8,654,000		3,839,000	8,465,000
Amortization of intangibles	3,925,000	10,759,000		5,828,000	10,852,000
Impairment of long-lived assets, including goodwill	—	—		79,555,000	—
Segment operating income (loss)	$7,276,000	15,338,000	$22,614,000	$(114,911,000)	17,028,000	$(97,883,000)

Unallocated corporate expenses			28,633,000			39,322,000
Proxy solicitation costs			—			2,682,000
CEO transition costs			1,096,000			1,072,000
Interest expense			34,314,000			33,447,000
Interest (income) and other			(426,000)			—
Change in fair value of warrants and derivatives			(9,763,000)			(15,450,000)
Write-off of deferred financing costs			—			4,891,000
Loss before income taxes			$(31,240,000)			$(163,847,000)

Purchases of property, plant and equipment	$1,183,000	11,929,000	$13,112,000	$310,000	5,808,000	$6,118,000
Unallocated purchases of property, plant and equipment			7,000			411,000
Consolidated purchases of property, plant and equipment			$13,119,000			$6,529,000

Depreciation expense	$1,996,000	6,772,000	$8,768,000	$2,197,000	5,833,000	$8,030,000
Unallocated depreciation expense			326,000			370,000
Consolidated depreciation expense			$9,094,000			$8,400,000

Assets
Total segment assets	$228,553,000	438,151,000	$666,704,000	$268,261,000	451,121,000	$719,382,000
Unallocated assets			26,779,000			31,762,000
Consolidated assets			$693,483,000			$751,144,000

Unallocated expenses result from corporate expenses, such as executive compensation, accounting, legal and other regulatory compliance related costs and also includes all of our amortization of stock-based compensation.

During the three months ended April 30, 2026 and 2025, our Unallocated segment incurred restructuring costs of $1,446,000 and $3,438,000, respectively, and during the nine months ended April 30, 2026 and 2025, incurred restructuring costs of $4,014,000 and $9,431,000, respectively, primarily focused on legal and other expenses related to strategic alternatives and divestiture activities, as well as other initiatives to streamline our operations, align our cost structure with our future anticipated business and improve our liquidity.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the nine months ended April 30, 2025, our Unallocated segment incurred $2,682,000 of proxy solicitation costs, consisting principally of legal and advisory fees. In November 2024, we entered into a cooperation agreement (the “Cooperation Agreement”) with Fred Kornberg, Michael Porcelain and Oleg Timoshenko (collectively the “Investor Group”). Pursuant to the Cooperation Agreement, our Board appointed Michael J. Hildebrandt to serve on the Board and agreed to nominate, support and recommend Mr. Hildebrandt for election at our Fiscal 2024 Annual Meeting of Stockholders (the "2024 Annual Meeting"). Also, we agreed not to renominate two incumbent directors for election at the 2024 Annual Meeting and the Investor Group agreed to withdraw its nomination of candidates for election to the Board at the 2024 Annual Meeting to, instead, support our slate of directors for election. Pursuant to the Cooperation Agreement, we and the Investor Group agreed to cooperate in good faith to identify an additional candidate to be appointed to the Board at a later date as an independent director. In September 2025, we provided notice to the Investor Group regarding our renomination of Mr. Hildebrandt at the Fiscal 2025 Annual Meeting of Stockholders. Accordingly, the Cooperation Agreement was extended until 30 days prior to the nomination deadline of our Fiscal 2026 Annual Meeting of Stockholders.

During the three months ended April 30, 2026 and 2025, our Unallocated segment recorded CEO transition costs of $40,000 and $805,000, respectively, and during the nine months ended April 30, 2026 and 2025, recorded CEO transition costs of $1,096,000 and $1,072,000, respectively. See Note (1) - General - CEO Transition Costs and Related for further information.

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

There were no intersegment sales between the Satellite and Space Communications segment and the Allerium segment for both the three and nine months ended April 30, 2026 and 2025.

Unallocated assets at April 30, 2026 consist principally of cash and cash equivalents, income taxes receivable, corporate property, plant and equipment and deferred financing costs. The large majority of our long-lived assets are located in the U.S.

(15)     Long-lived Assets, including Goodwill

The following table represents goodwill by reportable operating segment:

	Satellite and Space Communications	Allerium	Total
Balance as of April 30, 2026 and July 31, 2025	$30,535,000	174,090,000	$204,625,000

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

At both April 30, 2026 and July 31, 2025, accumulated goodwill impairment losses related to our Satellite and Space Communications segment totaled $128,480,000. Of such amount, $79,555,000 was recorded in the first quarter of the prior fiscal year, 2025. There are no accumulated impairments for our Allerium segment.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(16)     Intangible Assets

Intangible assets with finite lives are as follows:

	April 30, 2026
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$294,258,000	159,557,000	$134,701,000
Technologies	14.4	106,149,000	88,158,000	17,991,000
Trademarks and other	20.0	31,826,000	26,097,000	5,729,000
Total		$432,233,000	273,812,000	$158,421,000

	July 31, 2025
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.2	$294,258,000	148,863,000	$145,395,000
Technologies	13.6	106,149,000	85,439,000	20,710,000
Trademarks and other	16.9	31,826,000	24,826,000	7,000,000
Total		$432,233,000	259,128,000	$173,105,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the three and nine months ended April 30, 2026 was $4,597,000 and $14,684,000, respectively. Amortization expense for the three and nine months ended April 30, 2025 was $5,044,000 and $16,680,000, respectively.

The estimated amortization expense consists of the following for the fiscal years ending July 31:

2026	$19,128,000
2027	17,774,000
2028	17,774,000
2029	16,353,000
2030	14,446,000

We review net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. Based on our assessment, we believe that the carrying values of our net intangible assets were recoverable as of April 30, 2026. If business conditions deteriorate, we may be required to record impairment losses, and/or increase the amortization of intangibles in the future. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Upon a repurchase of the Series B-3 Convertible Preferred Stock at 1.0x the liquidation preference, we will issue each respective holder a warrant (a “Warrant”). A Warrant will represent the right to acquire our common stock, as further described in the Series B-3 Subscription and Exchange Agreement, for a term of five years and six months from the issuance of such Warrant, at an initial exercise price equal to the conversion price on the date of issuance of such Warrant, subject to certain adjustments. We determined that our obligation to issue a Warrant met the definition of a freestanding financial instrument that should be accounted for as a liability. The Warrant liability is classified in Warrant and Derivative Liabilities on the Condensed Consolidated Balance Sheets and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs, until the Warrant is exercised or expires. Changes in the estimated fair value of the Warrant are recognized in our Condensed Consolidated Statements of Operations as a non-cash expense or benefit. As of April 30, 2026 and July 31, 2025, the Warrant liability was remeasured to $262,000 and $234,000, respectively. For the three months ended April 30, 2026, we recorded a non-cash benefit of $1,417,000 and for the nine months ended April 30, 2026 we recorded a non-cash expense of $28,000. For the three and nine months ended April 30, 2025 we recorded a non-cash benefit of $130,000 and $597,000, respectively, in Other expenses (income) - Change in fair value of warrants and derivatives on the Condensed Consolidated Statements of Operations.

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

We identified several embedded derivatives that require bifurcation from the Series B-2 Convertible Preferred Stock (and subsequent issuance of the Series B-3 Convertible Preferred Stock) under ASC 815, including the holders' right to: (i) require us to repurchase Series B-3 Convertible Preferred Stock upon the consummation of an asset sale meeting certain criteria, or in connection with a change in control; (ii) convert Series B-3 Convertible Preferred Shares into shares of our common stock; (iii) increase the dividend rate in certain circumstances; and (iv) elect to receive cash dividends in certain circumstances. When evaluating such embedded derivatives, we determined that the Series B-3 Convertible Preferred Stock was more akin to a debt-like host than an equity-like host. We also determined that such features qualify for accounting as one combined embedded derivative liability. We established an initial embedded derivative liability of $38,832,000, which was recorded as a reduction to the initial fair value of the Series B-2 Convertible Preferred Stock and presented with Warrant and Derivative Liabilities on the Condensed Consolidated Balance Sheets. The combined embedded derivative liability is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs. Changes in the estimated fair value of the combined embedded derivative liability are recognized in our Condensed Consolidated Statements of Operations as a non-cash expense or benefit. As of April 30, 2026 and July 31, 2025, the embedded derivative liability was remeasured to $7,462,000 and $14,608,000, respectively. For the three and nine months ended April 30, 2026, we recorded a non-cash benefit of $6,008,000 and $7,146,000, respectively, and for the three and nine months ended April 30, 2025 recorded a non-cash benefit of $40,145,000 and $9,243,000, respectively, in Other expenses (income) - Change in fair value of warrants and derivatives on the Condensed Consolidated Statements of Operations.

Upon the Series B-2 Exchange, the initial estimated fair value of the Series B-2 Convertible Preferred Stock was $132,310,000. We reduced the initial estimated fair value of the Series B-2 Convertible Preferred Stock to establish the initial combined embedded derivative liability, as discussed above. We also adjusted the carrying value of the Series B-3 Convertible Preferred Stock at April 30, 2026 based on its redemption value of $218,245,000, which includes $1,625,000 of accrued dividends. Through April 30, 2026, as presented in the table below, the adjustments charged against retained earnings and additional paid in capital to increase the carrying value of each respective Series B Convertible Preferred Stock, while outstanding, to their respective redemption values totaled $117,496,000.

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

The following table presents a reconciliation of the adjustments to increase the carrying values of the Convertible Preferred Stock to their redemption values while outstanding:

Redemption value of Series B-3 Convertible Preferred Stock at April 30, 2026	$218,245,000
Less: Carrying value of combined embedded derivatives at April 30, 2026	7,462,000
Carrying value of Series B-3 Convertible Preferred Stock at April 30, 2026	210,783,000
Less: Initial carrying value of Series B-2 Convertible Preferred Stock on October 17, 2024	93,478,000
Less: Initial carrying value of Series B-3 Fee on March 3, 2025	3,221,000
Adjustment to increase the carrying value of Series B-3 Convertible Preferred Stock to its redemption value at April 30, 2026 and Series B-2 Convertible Preferred Stock (while outstanding)	114,084,000
Adjustment to increase carrying value of Series B-1 Convertible Preferred Stock to its redemption value (while outstanding)	3,412,000
Total adjustments to redemption values charged to Stockholder's Equity:
Through April 30, 2026	117,496,000
Less: January 31, 2026 and prior	106,686,000
Three months ended April 30, 2026	$10,810,000

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

Subsequent Event
See Note (1) - General - Subsequent Event - Convertible Preferred Stock for further information.

(18)     Stockholders’ Equity

Shelf Registration
On March 23, 2026, we filed a $125,000,000 shelf registration statement with the SEC for the sale of various types of securities, including debt securities. This shelf registration was declared effective by the SEC as of April 6, 2026 and expires on April 6, 2029. To-date, we have not issued any securities pursuant to this shelf registration statement.

Common Stock Repurchase Program
On September 29, 2020, our Board of Directors authorized a $100,000,000 stock repurchase program, which replaced our prior program. The $100,000,000 stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases during the nine months ended April 30, 2026 and 2025.

Additional Paid in Capital
Cumulatively through April 30, 2026, $111,117,000 of the adjustments to the carrying values of outstanding Convertible Preferred Stock to their respective redemption values, while outstanding, were charged to additional paid in capital so as not to exceed the available amount of retained earnings at the time of such adjustments.

Index
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(19)    Legal Proceedings and Other Matters

Former CEO Related Matters
On March 12, 2024, we terminated Ken Peterman, our President and CEO at the time, for Cause pursuant to the terms of his employment agreement dated September 12, 2022 (the “Employment Agreement”). On November 21, 2024 (as amended on December 31, 2024), Mr. Peterman filed a claim with the American Arbitration Association, alleging that Comtech materially breached the Employment Agreement in the termination for Cause and that the termination was a retaliation for whistleblowing by Mr. Peterman in connection with certain of our prior financial and accounting practices. Mr. Peterman claimed he was owed direct contractual damages in an amount in excess of $6,000,000 and consequential damages for injury to his professional reputation in excess of $35,000,000. We believed Mr. Peterman's claims to be entirely without merit and defended ourselves vigorously in the matter. We filed an initial counterclaim against Mr. Peterman alleging that his misconduct and attempts to conceal the same constituted a breach of his fiduciary duties. Subsequently, on November 24, 2025, we filed an amended counterclaim seeking damages for malicious prosecution, abuse of process, breach of contract and defamation, as well as further claims for Mr. Peterman's breach of his fiduciary duties in addition to the initial counterclaim. On January 9, 2026, Mr. Peterman's counsel wrote to the Arbitrator with two motions, (i) voluntarily withdrawing Mr. Peterman's claims against Comtech, and (ii) seeking dismissal of Comtech's counterclaims against Mr. Peterman. On or about January 23, 2026, the Arbitrator granted Mr. Peterman’s motion to withdraw all of his claims against Comtech in the arbitration, but rejected Mr. Peterman's motion for dismissal of Comtech's counterclaims. Comtech’s counterclaims are still pending against Mr. Peterman. On or about February 6, 2026, Mr. Peterman's counsel notified the Arbitrator that he was resigning from his representation of Mr. Peterman. Mr. Peterman has retained new counsel in connection with his defense of Comtech's counterclaims. Discovery continues as the parties prepare for a hearing on Comtech’s counterclaims.

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

On May 22, 2025, DDTC issued a Request for Information, to which we replied. The DDTC investigation remains pending, however, in light of this request, we reevaluated our prior assessment of loss contingencies associated with this matter and determined that we may no longer conclude that the likelihood of a loss contingency is remote. Rather, it is now reasonably possible that a loss contingency (e.g., monetary penalties) exists related to this matter. Such penalties, if any, are not currently estimable by us given the early stage of our review, as well as that of the DDTC, and multiple positive mitigating factors that could affect the ultimate outcome, including but not limited to: the voluntary nature of our disclosure; our historical compliance record; the number of exports involved; the parties to whom the units were shipped; and the nature of the potential violation(s). Based on such determination, we have not accrued for any loss contingencies related to this matter as of April 30, 2026.

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

Other Matters
In the ordinary course of business, we include indemnification provisions in certain of our customer contracts to indemnify, hold harmless and reimburse such customers for certain losses, including but not limited to losses related to third-party claims of intellectual property infringement arising from the customer’s use of our products or services. We may also, from time to time, receive indemnification requests from customers related to third-party claims that 9-1-1 calls were improperly routed during an emergency. We evaluate such claims as and when they arise. We do not always agree with customers that they are entitled to indemnification and in such cases reject their claims. Despite maintaining that we have properly carried out our duties, we may seek coverage under our various insurance policies; however, we cannot be sure that we will be able to maintain or obtain insurance coverage at acceptable costs or in sufficient amounts or that our insurer will not disclaim coverage as to such claims. Accordingly, pending or future claims asserted against us by a party that we are obligated to indemnify could result in legal costs and damages that could have a material adverse effect on our consolidated results of operations and financial condition.

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
COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(20)     Cost Reduction and Restructuring Related Activities

In connection with our transformation plan, we implemented multiple reductions in force throughout our organization and in all of our segments. Through April 30, 2026, such reductions approximated 24% of our workforce as of July 31, 2024, or approximately $52,000,000 in annualized labor costs. At April 30, 2026, we had approximately 1,282 employees (including temporary employees and contractors), compared to 1,347 and 1,676 as of July 31, 2025 and July 31, 2024, respectively.

Our severance liability was $293,000 and $762,000, respectively, as of April 30, 2026 and July 31, 2025. Severance costs, recorded within selling, general and administrative expenses in our Condensed Consolidated Statements of Operations, were $921,000 and $3,633,000, respectively, for the nine months ended April 30, 2026 and for all of fiscal 2025. Severance payments were $1,390,000 and $3,900,000, respectively, for the nine months ended April 30, 2026 and for all of fiscal 2025.

Index
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Quarterly Report on Form 10-Q contains, and oral statements made by our representatives from time to time may contain, forward-looking statements. Forward-looking statements can be identified by words such as: "anticipate," "believe," "continue," "could," "estimate," "expect," "future," "goal," "outlook," "intend," "likely," "may," "plan," "potential," "predict," "project," "seek," "should," "strategy," "target," "will," "would," and similar references to future periods, or the negative of those words and expressions, as well as statements in future tense. Forward-looking statements include, among others, statements regarding the expected completion of, the anticipated benefits of, and our plans, strategies and objectives relating to, the pending transaction with Gilat Satellite Networks Ltd, including the time frame in which such proposed transaction will occur, our expectations for further portfolio-shaping opportunities, our expectations for other operational initiatives, our expectations for completing further financing initiatives, our future performance and financial condition, the plans and objectives of our management and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives of our management to be materially different from the results, performance or other expectations implied by these forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that are difficult to predict and many of which are outside of our control. Factors that could cause actual results to differ materially from current expectations include, among other things: our ability to consummate the transactions on a timely basis or at all; unexpected costs, liabilities or delays in connection with the proposed transaction; the significant transaction costs associated with the proposed transaction; negative effects of the announcement, pendency or consummation of the transaction on the market price of our common stock or operating results, including as a result of changes in key customer, supplier, employee or other business relationships; the risk of litigation or regulatory actions; our inability to retain and hire key personnel; further portfolio-shaping opportunities, other operational initiatives, and the completion of further financing activities; our ability to access capital and liquidity; changes in our executive leadership; the possibility that the expected benefits from our strategic activities will not be fully realized, or will not be realized within the anticipated time periods; the risk that acquired businesses will not be integrated successfully; impacts from, and uncertainties regarding, future actions that may be taken by activist stockholders; the possibility of disruption from acquisitions or dispositions, making it more difficult to maintain business and operational relationships or retain key personnel; the risk that we will be unsuccessful in implementing a tactical shift in our Satellite and Space Communications segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche products and solutions with higher margins; the nature and timing of our receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; the timing and amount of adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements or rebranding; changing customer demands and/or procurement strategies and our ability to scale opportunities and deliver solutions to current and prospective customers; changes and uncertainty in prevailing economic and political conditions (including financial and capital market conditions), including as a result of military conflicts or any tariff, trade restrictions or similar matters; impact of government shutdowns; changes to government procurement practices; changes in the price of oil in global markets; changes in prevailing interest rates and foreign currency exchange rates; risks associated with our legal proceedings, customer claims for indemnification, and other similar matters; risks associated with our obligations under our credit facilities; risks associated with our large contracts; risks associated with supply chain disruptions; and other factors described in this and our other filings with the Securities and Exchange Commission ("SEC"). However, these risks are not the only risks that we face. Additional risks and uncertainties, not currently known to us or that do not currently appear to be material, may also materially adversely affect our business, financial condition and/or operating results in the future. We describe risks and uncertainties that could cause actual results and events to differ materially in the “Risk Factors” (Part I, Item 1A), “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part II, Item 7) and “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A) sections in our Annual Report on Form 10-K filed with the SEC on November 10, 2025, as the same may be updated from time to time in our various filings with the SEC. We do not intend to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise, except as required by law.

Index
OVERVIEW

We are a leading provider of satellite and space communications technologies, terrestrial and wireless network solutions, Next Generation 9-1-1 ("NG9-1-1") and emergency services and cloud native capabilities. This includes the critical communications infrastructure that people, businesses, and governments rely on when durable, trusted connectivity is required, no matter where they are – on land, at sea, or in the air – and no matter what the circumstances – from armed conflict to a natural disaster. Our solutions are designed to fulfill our customers’ needs for secure wireless communications in the most demanding environments, including those where traditional communications are unavailable or cost-prohibitive, and in mission-critical and other scenarios where performance is crucial. Over the long-term, we anticipate future growth in our end markets due to a trend of increasing demand for global voice, video and data usage in recent years, in addition to the growth of emergency communication networks and related applications. We provide our solutions to both commercial and governmental, as well as both domestic and international customers.

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

The impact of gross favorable and unfavorable changes in contract estimates on reported gross margin is presented in the table below:

	Three months ended April 30,		Nine months ended April 30,
	2026	2025	2026	2025
Gross favorable changes	$573,000	2,469,000	$4,684,000	7,628,000
Gross unfavorable changes	(1,006,000)	(1,747,000)	(4,691,000)	(14,081,000)
Net changes	$(433,000)	722,000	$(7,000)	(6,453,000)

Impairment of Long-Lived Assets, Including Goodwill. As of April 30, 2026, total goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $204.6 million (of which $30.5 million relates to our Satellite and Space Communications segment and $174.1 million relates to our Allerium segment). Additionally, as of April 30, 2026, net intangibles recorded on our Condensed Consolidated Balance Sheet aggregated $158.4 million (of which $37.3 million relates to our Satellite and Space Communications segment and $121.1 million relates to our Allerium segment). For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, our segments each constitute a reporting unit and we must make various assumptions in determining their estimated fair values. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (15) - Long-lived Assets, including Goodwill for further information. Ongoing and future actions supporting our transformation plan could result in a material impairment of our goodwill and/or intangible assets.

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

As it relates to software developed for the purpose of internal-use (e.g., hosted "SaaS" applications within our Allerium segment), costs capitalized primarily consist of direct labor and third-party vendor costs associated with creating the software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred) and the post-implementation/operation stage (all costs are expensed as incurred). Costs capitalized in the application development stage include costs related to the design and implementation of the selected software components, software build and configuration infrastructure, and software interfaces. Capitalization of costs requires judgment in determining when a project has reached the application development stage, the proportion of time spent in the application development stage, and the period over which we expect to benefit from the use of that software. For the three months ended April 30, 2026 and 2025, internal-use software costs capitalized were $1.4 million and $1.2 million, respectively. For the nine months ended April 30, 2026 and 2025, internal-use software costs capitalized were $4.6 million and $2.7 million, respectively. Capitalized internal use software costs are amortized once the software is placed in service on the straight-line method over the estimated useful life of the software, which is generally three years.

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

Fiscal 2026: Third Quarter Results and Business Outlook

On June 14, 2026, subsequent to quarter end, we entered into a transaction to sell most of Comtech's Satellite and Space Communications ("S&S") business to an affiliate of Gilat Satellite Networks Ltd. As the criteria for reporting the portion of the S&S business being sold as "held for sale" was not met as of April 30, 2026, the Condensed Consolidated Financial Statements as of and for the three and nine months ended April 30, 2026 and 2025 reflect the portion of the S&S business being sold as "held and used." The portion of the S&S business being retained by Comtech principally includes advanced cybersecurity training in support of U.S. government and certain commercial and university customers. In connection with the above transaction, on June 14, 2026, we also entered into additional amendments and or exchange agreements related to our Credit Facility, Subordinated Credit Facility and Convertible Preferred Stock agreements. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (1) General - Subsequent Events, and Current Report on Form 8-K filed by us with the SEC on June 15, 2026, for more detailed information about these transactions.

Financial results for the third quarter of fiscal 2026 include:

•Consolidated net sales were $106.0 million, compared to $126.8 million in the third quarter of fiscal 2025. Approximately 17% of the decrease in consolidated sales occurred in the Allerium segment – Allerium reported net sales consistent with the third quarter of fiscal 2025, excluding $3.0 million of net sales in the prior year period related to a negotiated, retroactive billing event to recover costs incurred in previous quarters. As anticipated, the decline in net sales in the Satellite and Space Communications (“S&S”) segment primarily reflects the decision to phase out and eliminate certain low margin and working capital intensive revenues, such as the Very Small Aperture Terminal (“VSAT”) Satellite Systems and Services contract, as well as the impact of the U.S. government shutdown on funding for certain programs;

•Gross margin increased to 34.0%, compared to 30.7% in our third quarter of fiscal 2025; the improvement in our gross margin percentage builds upon the quarterly trend achieved throughout fiscal 2025 and the first two quarters of fiscal 2026 to reduce cost of goods sold and to improve overall product mix;

•GAAP net loss attributable to common stockholders was $14.3 million and included, among other things: (i) non-cash net charges of $11.3 million, of which (a) $10.8 million related to net paid-in-kind dividends associated with our Convertible Preferred Stock; (b) $7.2 million related to the amortization of deferred financing costs, debt discount, accreted interest and interest paid-in-kind associated with our senior and subordinated credit facilities; (c) $4.6 million related to the amortization of intangible assets and (d) $1.2 million related to the amortization of stock-based compensation; offset in part by (e) a $12.5 million benefit related to the remeasurement of warrants and derivatives; and (ii) cash charges of $2.4 million consisting primarily of restructuring costs;

Index

•GAAP EPS net loss of $0.47 and Non-GAAP EPS net loss of $0.22;

•Adjusted EBITDA (a Non-GAAP financial measure discussed below) of $8.2 million, compared to $12.6 million for the third quarter of fiscal 2025;

•New bookings (also referred to as orders) of $70.5 million, resulting in a quarterly book-to-bill ratio of 0.67x (a measure defined as bookings divided by net sales); as part of our transformation plan, we have refocused and prioritized our product development and sales efforts to target higher margin opportunities in which we have greater differentiation;

•Backlog of $696.1 million as of April 30, 2026, compared to $672.1 million as of July 31, 2025 and $708.1 million as of April 30, 2025;

•Revenue visibility of approximately $1.1 billion as of April 30, 2026; we measure this revenue visibility as the sum of our $696.1 million of funded backlog, plus the total unfunded value of certain multi-year contracts that we have received and from which we expect future orders; and

•Cash flows provided by operating activities were $6.1 million, our fifth consecutive quarter of positive operating cash flows; this includes $2.4 million in aggregate payments for restructuring costs, including severance, and CEO transition costs; cash flows provided by operating activities would have been $8.5 million without these costs; operating cash flows in the third quarter of fiscal 2026 include $4.1 million of total net cash paid principally for interest and, to a much lesser extent, income taxes.

Non-GAAP financial measures discussed above are reconciled to the most directly comparable GAAP financial measures in the table included in the below section “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended April 30, 2026 and 2025” and “Comparison of the Results of Operations for the Nine Months Ended April 30, 2026 and 2025.”

Other Key Business Developments and Updates

Satellite and Space Communications (or "S&S")

Our Satellite and Space Communications segment continues to focus on capitalizing on our differentiated capabilities, thoughtfully evaluating the product portfolio and implementing initiatives to improve margins and cash flow generation.

In the third quarter of fiscal 2026, S&S experienced a strengthening in its funded orders, resulting in a strong book-to-bill ratio of 1.04x. The last time S&S achieved a book-to-bill ratio greater than 1.0x was in the first quarter of fiscal 2024. The significant improvement in S&S bookings during the third quarter of fiscal 2026 includes the receipt of a troposcatter order from an international customer, in addition to the release of pent up orders and funding which we believe were delayed as a result of the prolonged U.S. government shutdown earlier in the fiscal year.

During the third quarter of fiscal 2026, some of the larger orders awarded to S&S include:

•over $7.0 million in funding for several of our rapidly deployable troposcatter Modular Transportable Transmission Systems ("MTTS"), intended for use by an international government end customer;

•approximately $6.0 million in incremental funding for ongoing training and support of complex cybersecurity operations for U.S. government customers;

•approximately $4.9 million in incremental funding to design and manufacture antenna related equipment for a U.S. government end customer;

•over $4.2 million in funded orders from a long-time international customer for the procurement of ongoing maintenance and support services related to long range missile and rocket launch tracking systems;

•over $3.2 million of funded orders for various types of antennas and radio feeds for a domestic prime contractor to the U.S. government;

Index
•approximately $2.4 million in aggregate orders related to satellite ground infrastructure solutions, including production units, intended for use in a new LEO satellite constellation network being deployed; subsequent to quarter end, we received orders totaling over $10.0 million to develop and deliver initial prototypes for high frequency LEO satellite communications equipment; and

•in excess of $2.0 million in funded orders from a domestic prime contractor to the U.S. government for certain types of amplifiers.

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

In December 2024 (fiscal 2025), we received notice from our prime contractor to stop work associated with a legacy U.S. Marine Corps contract, which has since been terminated for convenience and for which we have submitted a termination claim. Total receivables related to such contract were $10.5 million as of April 30, 2026. While we believe that we have meritorious termination claims, some or all of our receivable could be at risk of not being collected. Future results of operations related to our troposcatter solutions product line depend, in part, on the nature, timing and amount associated with resolving this matter.

Allerium

With strategic wins in the U.S., Canada and Australia, we believe Allerium's position as a trusted leader in 9-1-1, NG9-1-1 and public safety applications positions us increasingly well to deliver similarly sophisticated solutions for other types of emergencies. New emergency-requesting devices, such as "wearables," vehicles, smart speakers and AI-capable cameras, along with new delivery methods, such as satellite networks, are expected to drive innovation and growth within the public safety market over time.

During the third quarter of fiscal 2026, we were awarded various orders including:

•approximately $6.0 million of additional funding related to a renewal of NG9-1-1 services for a customer in the midwestern region of the U.S.;

•$2.0 million in funding from a domestic Tier 1 mobile network operator to support the development and migration of various web-based mobile network services; and

•over $1.6 million in funded orders from another domestic Tier 1 mobile network operator in support of various mobile network services.

In April 2026, we announced that Allerium has reached a significant milestone in its statewide contract to design, deploy, and operate NG9-1-1 services for the Commonwealth of Kentucky. In December 2025, Allerium migrated the first Public Safety Answering Point (“PSAP”), Bluegrass 911 Communications, onto the Commonwealth’s new service and delivered the first NG9-1-1 text and voice calls to this Lancaster, Kentucky agency. After months of planning leading to the first cutover, the program has already migrated 12 PSAPs in its first four months of operation, establishing a strong foundation for the continued statewide transition to NG9-1-1 across Kentucky. The milestone comes just over one year after Allerium first announced its NG9-1-1 partnership with the Commonwealth and the Kentucky 911 Services Board in March 2025. Under this multi-year contract, Allerium’s public safety-grade service will deliver seamless interoperability and integration while enabling new and advanced communication capabilities, such as geospatial location routing, all backed by proven products, processes, and statewide PSAP and OSP migration success spanning multiple Emergency Services Internet Protocol Network (“ESInet”) and Next Generation Core Services (“NGCS”) deployments.

Index
In May 2026, we announced the opening of our new purpose-built facility in Gatineau, Quebec. The new office reflects Allerium’s continued commitment to Canada and its long-standing presence in the region. The City of Gatineau and the Province of Quebec helped enable this next phase of growth, funding the development of Allerium’s new facility. Allerium’s new facility in Canada builds on strong operational momentum. This includes the recent go-live of the Gatineau 9-1-1 agency, as well as more than a dozen NG9-1-1 upgrades in Canada this fiscal year. These milestones reflect Allerium’s expanding role in modernizing emergency communications infrastructure and supporting public safety agencies in Canada and worldwide. The Gatineau facility strengthens Allerium’s ability to support customers across Canada, while contributing to a broader footprint of public safety agencies across North America and internationally.

Business Outlook

While our operational and financial performance have improved over the past several quarters, the operating environment remains largely unpredictable due to many factors, including but not limited to those matters discussed throughout this Form 10-Q and in our Cautionary Statement Regarding Forward-Looking Statements in this Form 10-Q. Such conditions and factors have caused and could cause variability in our financial results from period to period. Accordingly, we are not providing forward-looking guidance on a GAAP or Non-GAAP basis.

Additional information related to our Business Outlook for Fiscal 2026 and a definition and explanation of Adjusted EBITDA is included in the below section Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended April 30, 2026 and 2025” and “Comparison of the Results of Operations for the Nine Months Ended April 30, 2026 and 2025.”

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2026 AND 2025

Net Sales. Consolidated net sales were $106.0 million and $126.8 million for the three months ended April 30, 2026 and 2025, respectively, representing a decrease of $20.8 million, or 16.4%. Such decrease primarily reflects lower net sales in our Satellite and Space Communications segment and, to a lesser extent, our Allerium segment.

Satellite and Space Communications
Net sales in our Satellite and Space Communications segment were $50.3 million for the three months ended April 30, 2026, as compared to $67.6 million for the three months ended April 30, 2025, a decrease of $17.3 million, or 25.6%. As anticipated, the decline in net sales primarily reflects the decision to phase out and eliminate certain low margin and working capital intensive revenues, such as the Very Small Aperture Terminal (“VSAT”) Satellite Systems and Services contract, as well as the impact of the U.S. government shutdown on funding for certain programs. As part of this repositioning, S&S is pursuing sales of innovative, higher-margin solutions such as digital common ground modems, network solutions and rapidly deployable troposcatter Modular Transportable Transmission Systems ("MTTS") and multi-path radios ("MPRs"). This segment represented 47.5% of consolidated net sales for the three months ended April 30, 2026, as compared to 53.3% for the three months ended April 30, 2025.

Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the three months ended April 30, 2026 and 2025 was 1.04x and 0.80x (excluding a $36.4 million debooking in the prior fiscal year associated with the U.S. Army GFSR contract), respectively. In the more recent quarter, S&S experienced a strengthening in its funded orders. The last time S&S achieved a book-to-bill ratio greater than 1.0x was in the first quarter of fiscal 2024. The significant improvement in S&S bookings during the third quarter of fiscal 2026 includes the receipt of a large troposcatter order from an international customer, in addition to the release of pent up orders and funding which we believe were delayed as a result of the prolonged U.S. government shutdown earlier in the fiscal year.

Allerium
Net sales in our Allerium segment were $55.7 million for the three months ended April 30, 2026, as compared to $59.2 million for the three months ended April 30, 2025, a decrease of $3.5 million, or 5.9%. Net sales in the more recent period primarily reflect lower net sales of next-generation 9-1-1 ("NG9-1-1") and call routing solutions. In particular, net sales for the third quarter of fiscal 2025 included over $3.0 million of incremental NG9-1-1 services revenue due to reaching an agreement with a statewide customer to retroactively invoice for certain recurring services provided in the past. Such benefit did not repeat in fiscal 2026. This segment represented 52.5% of consolidated net sales for the three months ended April 30, 2026, as compared to 46.7% for the three months ended April 30, 2025. Our book-to-bill ratio in this segment for the three months ended April 30, 2026 and 2025 was 0.32x and 0.91x, respectively. The ratio for the most recent quarter reflects the timing of large, multi-year contract awards, and is not unusual given Allerium's strong book-to-bill ratios of 1.06x and 2.51x, respectively, in the first and second quarters of fiscal 2026.

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

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the three months ended April 30, 2026 and 2025 are as follows:

	Three months ended April 30,
	2026	2025	2026	2025	2026	2025
	Satellite and Space Communications		Allerium		Consolidated
U.S. government	45.4%	47.1%	0.9%	1.1%	22.0%	25.6%
Domestic	14.9%	14.9%	90.4%	92.2%	54.6%	51.0%
Total U.S.	60.3%	62.0%	91.3%	93.3%	76.6%	76.6%

International	39.7%	38.0%	8.7%	6.7%	23.4%	23.4%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. Department of Defense ("DoD"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. For the three months ended April 30, 2026 and 2025, except for the U.S. government, there were no customers that represented 10% or more of consolidated net sales. International sales for the three months ended April 30, 2026 and 2025 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $24.8 million and $29.7 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented 10% or more of consolidated net sales for the three months ended April 30, 2026 and 2025.

Gross Profit. Gross profit was $36.1 million and $38.9 million for the three months ended April 30, 2026 and 2025, respectively, a decrease of $2.8 million, or 7.2%. Gross profit, as a percentage of consolidated net sales, for the three months ended April 30, 2026 was 34.0% as compared to 30.7% for the three months ended April 30, 2025. Our gross profit for the three months ended April 30, 2026 (both in dollars and as a percentage of consolidated net sales) reflects overall product mix changes, as discussed above, and improved operational and financial performance as a result of our transformation initiatives to, among other things, enhance operational efficiency, streamline product lines with a focus on strategic, higher operating margin products and reduce cost structures. Consolidated gross profit (both in dollars and as a percentage of consolidated net sales) for the prior year period also reflects Allerium's retroactive billing event discussed above. The improvement in our gross margin percentage builds upon the quarterly trend achieved throughout fiscal 2025 and the first two quarters of fiscal 2026. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Satellite and Space Communications segment's gross profit, in dollars, for the three months ended April 30, 2026 was comparable to three months ended April 30, 2025. As a percentage of segment net sales, gross profit increased significantly. Gross profit in the more recent period reflects changes in products and services mix, as discussed above. Gross profit also benefited from this segment's transition from low or no margin non-recurring engineering contracts to higher volume manufacturing orders.

Our Allerium segment's gross profit, both in dollars and as a percentage of related segment net sales, for the three months ended April 30, 2026 decreased in comparison to the three months ended April 30, 2025. The gross profit percentage in the more recent period reflects changes in products and services mix, as discussed above. Net sales and gross profit for the third quarter of fiscal 2025 also included over $3.0 million of incremental NG9-1-1 services revenue due to reaching an agreement with a statewide customer to retroactively invoice for certain recurring services provided in the past. Such benefit did not repeat in fiscal 2026.

Index
Included in consolidated cost of sales for the three months ended April 30, 2026 and 2025 are provisions for excess and obsolete inventory of $0.6 million and $1.0 million, respectively. As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Provisions for Excess and Obsolete Inventory," we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends.

Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast. Our consolidated gross profit, as a percentage of consolidated net sales, may also be impacted by the timing and outcome of actions we may take related to our transformation plan.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $29.3 million and $30.2 million for the three months ended April 30, 2026 and 2025, respectively. As a percentage of consolidated net sales, selling, general and administrative expenses were 27.7% and 23.8% for the three months ended April 30, 2026 and 2025, respectively.

During the three months ended April 30, 2026 and 2025, we incurred $2.4 million and $4.3 million, respectively, of restructuring costs primarily to streamline our operations and improve efficiency (including costs related to legal and professional fees associated with our pursuit of strategic alternatives). Excluding restructuring costs, selling, general and administrative expenses for the three months ended April 30, 2026 and 2025 would have been $26.9 million, or 25.4%, and $25.9 million, or 20.4%, respectively, of consolidated net sales. The increase in our selling, general and administrative expenses, in dollars, excluding such items, is primarily due to increased expenditures in our Allerium and, to a lesser extent, Satellite and Space Communications segments, offset in part by lower expenditures in our Unallocated segment. The increase in our selling, general and administrative expenses, as a percentage of consolidated net sales, excluding such items, is primarily due to lower consolidated net sales in the more recent period.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $1.1 million in the three months ended April 30, 2026, as compared to $1.0 million in the three months ended April 30, 2025. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Research and Development Expenses. For the three months ended April 30, 2026 and 2025, company-funded research and development expenses were $5.2 million and $4.4 million, respectively. As a percentage of consolidated net sales, company-funded research and development expenses were 4.9% and 3.5% for the three months ended April 30, 2026 and 2025, respectively.

For the three months ended April 30, 2026 and 2025, company-funded research and development expenses of $1.9 million and $1.4 million, respectively, related to our Satellite and Space Communications segment, and $3.3 million and $2.9 million, respectively, related to our Allerium segment. The remaining company-funded research and development expenses in each period related to the amortization of stock-based compensation expense.

When appropriate, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the three months ended April 30, 2026 and 2025, customers reimbursed us $8.6 million and $7.5 million, respectively, which is not reflected in the reported company-funded research and development expenses, but is included in net sales with the related costs included in cost of sales.

During the three months ended April 30, 2026 and 2025, we also separately incurred engineering efforts related to cost to fulfill contract assets and internal use software, for which we capitalized $1.9 million and $2.0 million, respectively.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives for the three months ended April 30, 2026 was $4.6 million (of which $1.1 million was for the Satellite and Space Communications segment and $3.5 million was for the Allerium segment) compared to $5.0 million (of which $1.4 million was for the Satellite and Space Communications segment and $3.6 million was for the Allerium segment) in the three months ended April 30, 2025.

CEO Transition Costs. During the three months ended April 30, 2026, we recorded nominal expenses associated with our CEO transition-related activities, as compared to $0.8 million for the three months ended April 30, 2025. Such Unallocated activities in both periods consisted primarily of net legal expenses related to a former CEO and expense related to a sign-on bonus for our current CEO in the prior year period. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (19) – Legal Proceedings and Other Matters of this Form 10-Q for information regarding legal proceedings and other matters.

Index

Operating Income (Loss). Operating loss for the three months ended April 30, 2026 and 2025 was $3.1 million and $1.5 million, respectively. Operating income (loss) by reportable segment is shown in the table below:

	Three months ended April 30,
	2026	2025	2026	2025	2026	2025	2026	2025
($ in millions)	Satellite and Space Communications		Allerium		Unallocated		Consolidated
Operating income (loss)	$1.6	2.7	4.4	8.4	(9.1)	(12.6)	$(3.1)	(1.5)
Percentage of related net sales	3.1%	4.0%	7.8%	14.1%	NA	NA	NA	NA

Our GAAP operating loss of $3.1 million for the three months ended April 30, 2026 reflects: (i) $4.6 million of amortization of intangibles; (ii) $2.4 million of restructuring costs (of which $0.8 million, $0.2 million and $1.4 million related to our Satellite and Space Communications, Allerium and Unallocated segments, respectively); (iii) $1.2 million of amortization of stock-based compensation; and (iv) nominal CEO transition costs, as discussed above. Excluding such items, our consolidated operating income for the three months ended April 30, 2026 would have been $5.1 million, or 4.8% of consolidated net sales.

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

The decrease, excluding the above items, from $9.9 million of operating income to $5.1 million of operating income for the more recent period primarily reflects the $3.0 million of incremental NG9-1-1 services revenue in the prior year period due to reaching an agreement with a statewide customer to retroactively invoice for certain recurring services provided in the past. Such benefit did not repeat in fiscal 2026. Operating income by reportable segment is further discussed below.

The decrease in our Satellite and Space Communications segment operating income, both in dollars and as a percentage of segment net sales, primarily reflects higher selling, general and administrative and research and development expenses, as discussed above.

The decrease in our Allerium segment operating income, both in dollars and as a percentage of segment net sales, primarily reflects the $3.0 million of incremental NG9-1-1 services revenue and gross profit in the prior year period due to reaching an agreement with a statewide customer to retroactively invoice for certain recurring services provided in the past. Such benefit did not repeat in fiscal 2026. Allerium also had higher selling, general and administrative and research and development expenses during the more recent period.

Excluding the impact of its respective portion of restructuring charges and CEO transition costs in each period, Unallocated expenses for the three months ended April 30, 2026 would have been $7.7 million, as compared to $8.4 million for the three months ended April 30, 2025. The decrease in Unallocated expenses, excluding such items, was primarily due to lower overall expenditures for selling, general and administrative expenses, as discussed above.

Interest Expense and Other. Interest expense was $11.5 million and $12.9 million for the three months ended April 30, 2026 and 2025, respectively. Interest expense in the more recent period reflects a shift from cash interest associated with our Credit Facility to accretion of make-whole adjustments and paid in kind interest associated with our Subordinated Credit Facility. Our effective interest rate in the more recent period was approximately 19.2%, as compared to 22.3% in the prior year period. Our current cash borrowing rate under our Credit Facility is approximately 14.1%, as compared to 14.2% in the corresponding prior year period.

Interest (Income) and Other. Interest (income) and other for both the three months ended April 30, 2026 and 2025 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Index
Change in Fair Value of Warrants and Derivatives. During the three months ended April 30, 2026 and 2025, we recorded a non-cash benefit of $12.5 million and $49.5 million, respectively, due to the remeasurement of warrants and derivatives related to our Credit Facility, Subordinated Credit Facility and Convertible Preferred Stock. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (4) - Fair Value Measurements and Financial Instruments, Note (9) - Credit Facility, Note (10) - Subordinated Credit Facility and Note (17) - Convertible Preferred Stock for more information.

Provision for (Benefit from) Income Taxes. For the three months ended April 30, 2026, we recorded a tax expense of $1.3 million, as compared to a $1.8 million tax benefit for the three months ended April 30, 2025. Our effective tax rate (excluding discrete tax items) for the three months ended April 30, 2026 and 2025 was (2.2)% and (0.05)%, respectively. The change in rate is primarily due to changes in expected product and geographic mix.

For purposes of determining our estimated annual effective tax rate ("AETR") to be applied to earnings from continuing operations for fiscal 2026, the change in fair value of warrants and derivatives and CEO transition costs are considered significant, unusual or infrequently occurring discrete tax items and are excluded from the computation of our AETR.

During the three months ended April 30, 2026, we recorded a net discrete tax expense of $1.1 million primarily due to the establishment of a valuation allowance on certain net deferred tax assets associated with our Canadian operations, offset in part by the reversal of tax contingencies no longer required due to the expiration of applicable statute of limitations. During the three months ended April 30, 2025, we recorded a net discrete tax benefit of $0.5 million which was primarily related to the reversal of tax contingencies no longer required due to the expiration of applicable statute of limitations and the deductible portion of CEO transition costs.

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

Net Loss Attributable to Common Stockholders. During the three months ended April 30, 2026 and 2025, consolidated net loss attributable to common stockholders was $14.3 million and $14.5 million, respectively. In addition to those items discussed above, during the three months ended April 30, 2026 and 2025, we recorded $10.8 million and $48.4 million of net dividends related to our Convertible Preferred Stock.

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the three months ended April 30, 2026 and 2025 are shown in the table below (numbers in the table may not foot due to rounding):

	Three months ended April 30,
	2026	2025	2026	2025	2026	2025	2026	2025
($ in millions)	Satellite and Space Communications		Allerium		Unallocated		Consolidated
Operating income (loss)	$1.6	2.7	4.4	8.4	(9.1)	(12.6)	$(3.1)	(1.5)
Amortization of stock-based compensation	—	—	—	—	1.2	1.2	1.2	1.2
Amortization of intangibles	1.1	1.4	3.5	3.6	—	—	4.6	5.0
Depreciation	0.7	0.7	2.3	1.9	0.1	0.1	3.1	2.7
Restructuring costs	0.8	0.9	0.2	—	1.4	3.4	2.4	4.3
CEO transition costs	—	—	—	—	—	0.8	—	0.8
Adjusted EBITDA	$4.1	5.7	10.4	13.9	(6.3)	(7.0)	$8.2	12.6
Percentage of related net sales	8.1%	8.4%	18.7%	23.5%	NA	NA	7.8%	9.9%

The decrease in consolidated Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, for the three months ended April 30, 2026 as compared to the three months ended April 30, 2025 reflects the $3.0 million of incremental NG9-1-1 services revenue and gross profit in the prior year period due to reaching an agreement with a statewide customer to retroactively invoice for certain recurring services provided in the past. Such benefit did not repeat in fiscal 2026.

Index
The decrease in our Satellite and Space Communications segment's Adjusted EBITDA, both in dollars and as a percentage of consolidated net sales, primarily reflects higher selling, general and administrative and research and development expenses, as discussed above.

The decrease in our Allerium segment's Adjusted EBITDA, both in dollars and as a percentage of segment net sales, reflects the $3.0 million of incremental NG9-1-1 services revenue and gross profit in the prior year period due to reaching an agreement with a statewide customer to retroactively invoice for certain recurring services provided in the past. Such benefit did not repeat in fiscal 2026.

A reconciliation of our fiscal 2025 GAAP operating loss to Adjusted EBITDA loss is shown in the table below (numbers in the table may not foot due to rounding):

($ in millions)	Fiscal Year 2025
Reconciliation of GAAP Operating Loss to Adjusted EBITDA:
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

	Three months ended April 30, 2026
($ in millions, except for per share amount)	Operating (Loss) Income	Net Loss Attributable to Common Stockholders	Net Loss per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(3.1)	$(14.3)	$(0.47)
Adjustments to reflect redemption value of convertible preferred stock	—	10.8	0.36
Change in fair value of warrants and derivatives	—	(12.5)	(0.42)
Amortization of intangibles	4.6	4.5	0.15
Restructuring costs	2.4	2.4	0.08
Amortization of stock-based compensation	1.2	1.2	0.04
Net discrete tax expense	—	1.1	0.04
Non-GAAP measures	$5.1	$(6.7)	$(0.22)

Index

	Three months ended April 30, 2025
($ in millions, except for per share amount)	Operating (Loss) Income	Net Loss Attributable to Common Stockholders	Net Loss per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(1.5)	$(14.5)	$(0.49)
Adjustments to reflect redemption value of convertible preferred stock	—	48.4	1.65
Change in fair value of warrants and derivatives	—	(49.5)	(1.68)
Amortization of intangibles	5.0	4.8	0.16
Restructuring costs	4.3	4.1	0.14
Amortization of stock-based compensation	1.2	1.2	0.04
CEO transition costs	0.8	0.7	0.02
Net discrete tax benefit	—	(0.4)	(0.02)
Non-GAAP measures	$9.9	$(5.2)	$(0.18)

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

Index
COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED APRIL 30, 2026 AND 2025

Net Sales. Consolidated net sales were $323.8 million and $369.2 million for the nine months ended April 30, 2026 and 2025, respectively, representing a decrease of $45.4 million, or 12.3%. Such decrease primarily reflects lower net sales in our Satellite and Space Communications segment and, to a lesser extent, our Allerium segment.

Satellite and Space Communications
Net sales in our Satellite and Space Communications segment were $156.0 million for the nine months ended April 30, 2026 as compared to $200.2 million for the nine months ended April 30, 2025, a decrease of $44.2 million, or 22.1%. As anticipated, the decline in net sales in the S&S segment primarily reflects the decision to phase out and eliminate certain low margin and capital intensive revenues, as well as the lingering impact of the prolonged U.S. government shutdown which, despite the recent uptick in order flow in the fourth quarter, delayed anticipated follow-on funding for active programs during the first three quarters of fiscal 2026. Examples of contracts being phased out include the Very Small Aperture Terminal (“VSAT”) Satellite Systems and Services contract and the Global Field Service Representative (“GFSR”) contract, as well as legacy troposcatter related products and services contracts. As part of this repositioning, S&S is pursuing sales of innovative, higher-margin solutions such as digital common ground modems, network solutions and rapidly deployable troposcatter Modular Transportable Transmission Systems ("MTTS") and multi-path radios ("MPRs"). Our Satellite and Space Communications segment represented 48.2% of consolidated net sales for the nine months ended April 30, 2026, as compared to 54.2% for the nine months ended April 30, 2025.

Our book-to-bill ratio (a measure defined as bookings divided by net sales) in this segment for the nine months ended April 30, 2026 and 2025 was 0.83x and 0.80x (excluding a $36.4 million debooking in the prior fiscal year associated with the U.S. Army GFSR contract), respectively. In the more recent quarter, S&S experienced a strengthening in its funded orders, achieving a book-to-bill ratio of 1.04x. The last time S&S achieved a book-to-bill ratio greater than 1.0x was in the first quarter of fiscal 2024. The significant improvement in S&S bookings during the third quarter of fiscal 2026 reflects the receipt of a large troposcatter order from an international customer, in addition to the release of pent up orders and funding which we believe were delayed as a result of the prolonged U.S. government shutdown earlier in the fiscal year. Such bookings momentum within our S&S segment is expected to continue in the fourth quarter of fiscal 2026.

Allerium
Net sales in our Allerium segment were $167.8 million for the nine months ended April 30, 2026, as compared to $168.9 million for the nine months ended April 30, 2025, a decrease of $1.1 million, or 0.7%. Segment net sales for the nine months ended April 30, 2026 primarily reflect lower net sales of 911 call routing and call handling solutions, offset in part by higher net sales of location based solutions including wireless emergency alert services. Our Allerium segment represented 51.8% of consolidated net sales for the nine months ended April 30, 2026, as compared to 45.8% for the nine months ended April 30, 2025. Our book-to-bill ratio in this segment for the nine months ended April 30, 2026 and 2025 was 1.30x and 0.92x, respectively, and includes funding toward a multi-year contract extension, valued in excess of $130.0 million, by Allerium’s largest customer, a leading telecommunications company in the U.S.

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

Index
Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the nine months ended April 30, 2026 and 2025 are as follows:

	Nine months ended April 30,
	2026	2025	2026	2025	2026	2025
	Satellite and Space Communications		Allerium		Consolidated
U.S. government	35.7%	58.1%	1.2%	1.1%	17.8%	32.0%
Domestic	17.0%	12.0%	89.9%	91.4%	54.8%	48.3%
Total U.S.	52.7%	70.1%	91.1%	92.5%	72.6%	80.3%

International	47.3%	29.9%	8.9%	7.5%	27.4%	19.7%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Sales to U.S. government customers include sales to the U.S. DoD, intelligence and civilian agencies, as well as sales directly to or through prime contractors. Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. For the nine months ended April 30, 2026 and 2025, except for the U.S. government, there were no customers that represented 10.0% or more of consolidated net sales. International sales for the nine months ended April 30, 2026 and 2025 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $88.7 million and $72.6 million, respectively. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented 10% or more of consolidated net sales for the nine months ended April 30, 2026 and 2025.

Gross Profit. Gross profit was $109.1 million and $87.2 million for the nine months ended April 30, 2026 and 2025, respectively, an increase of $21.9 million, or 25.1%. Gross profit, as a percentage of consolidated net sales, for the nine months ended April 30, 2026 was 33.7% as compared to 23.6% for the nine months ended April 30, 2025. Our gross profit for the nine months ended April 30, 2026 (both in dollars and as a percentage of consolidated net sales) reflects overall product mix changes, as discussed above, and improved operational and financial performance, as a result of our transformation initiatives to, among other things, enhance operational efficiency, streamline product lines with a focus on strategic, higher operating margin products and reduce cost structures. Gross profit in the prior year period included, among other charges, an $11.4 million non-cash charge related to the write down of certain inventories as a result of restructuring activities within our Satellite and Space Communications segment. Excluding the non-cash inventory-related charge in the prior year period, our gross profit, as a percentage of consolidated net sales, for the nine months ended April 30, 2025 would have been 26.7%. Gross profit, as a percentage of related segment net sales, is further discussed below.

Our Satellite and Space Communications segment's gross profit, both in dollars and as a percentage of segment net sales, for the nine months ended April 30, 2026 increased significantly in comparison to the nine months ended April 30, 2025. Gross profit in the more recent period reflects changes in products and services mix, as well as other segment related items, as discussed above. Gross profit also benefited from this segment's transition from low or no margin non-recurring engineering contracts to higher volume manufacturing orders.

Our Allerium segment's gross profit, both in dollars and as a percentage of segment net sales, for the nine months ended April 30, 2026 increased in comparison to the nine months ended April 30, 2025. The gross profit percentage in the more recent period reflects changes in products and services mix, as discussed above. In addition to the benefit of cost reduction initiatives, such gross margin also reflects the continued adoption of our solutions by new customers, as well as the migration of more PSAPs onto our NG9-1-1 core services and platforms, as we progress through initial deployments of our solutions to monthly recurring revenue streams.

Included in consolidated cost of sales for the nine months ended April 30, 2026 and 2025 are provisions for excess and obsolete inventory of $1.6 million and $14.5 million, respectively. As discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Provisions for Excess and Obsolete Inventory, we regularly review our inventory and record a provision for excess and obsolete inventory based on historical and projected usage trends. As discussed above, in the prior year period, we recorded a non-cash charge of $11.4 million within Cost of Sales on our Condensed Consolidated Statement of Operations related to the write down of inventory associated with approximately 70 products within our satellite ground infrastructure product line that were discontinued. Such prior year period non-cash charge also included the write down of inventory associated with the CGC Divestiture that was no longer considered salable during the period.

Index

Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and related gross profit for each segment, and therefore is inherently difficult to forecast. Our consolidated gross profit, as a percentage of consolidated net sales, may also be impacted by the timing and outcome of actions we may take related to our transformation plan.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $87.0 million and $115.7 million for the nine months ended April 30, 2026 and 2025, respectively. As a percentage of consolidated net sales, selling, general and administrative expenses were 26.9% and 31.3% for the nine months ended April 30, 2026 and 2025, respectively.

During the prior year period in fiscal 2025, we determined that an unbilled receivable contract asset related to an international customer and reseller of our troposcatter technologies was at risk of not being invoiced or collected. As a result and considering that we offered a price concession (i.e., variable consideration) to our customer, in the first quarter of fiscal 2025, our Satellite and Space Communications segment reversed $1.6 million of cumulative revenue and associated unbilled receivable contract assets related to this transaction and recorded a non-cash charge to fully reserve for the remaining $17.0 million unbilled receivable contract asset within our allowance for doubtful accounts.

Also, during the nine months ended April 30, 2026 and 2025, we incurred $6.5 million and $14.2 million, respectively, of restructuring costs primarily to streamline our operations and improve efficiency (including costs related to legal and professional fees associated with our pursuit of strategic alternatives, the wind down of our steerable antenna product line in the U.K. initiated in our fourth quarter of fiscal 2024 and severance costs).

Excluding such provision for doubtful accounts and restructuring costs, selling, general and administrative expenses for the nine months ended April 30, 2026 and 2025 would have been $80.5 million, or 24.9% and $84.5 million or 22.9%, respectively, of consolidated net sales. The decrease in our selling, general and administrative expenses, in dollars, excluding such items, is primarily due to cost reduction actions within our Unallocated and Satellite and Space Communications segments. The increase in our selling, general and administrative expenses, as a percentage of consolidated net sales, excluding such items, is primarily due to lower consolidated net sales.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $2.4 million and $2.0 million, respectively, for the nine months ended April 30, 2026 and 2025. During both respective periods, we reversed a portion of our stock-based compensation expense related to performance shares due to lower actual or projected achievement of goals related to certain performance shares granted in prior fiscal years. Stock-based compensation expense for the prior year period also reflects the forfeiture of awards related to our former Chief Operating Officer and former Chief Executive Officer, whose employment were both terminated during the prior year period. Amortization of stock-based compensation is not allocated to our two reportable operating segments.

Research and Development Expenses. Company-funded research and development expenses were $13.4 million and $12.5 million for the nine months ended April 30, 2026 and 2025, respectively, representing an increase of $0.9 million, or 7.6%. As a percentage of consolidated net sales, company-funded research and development expenses were 4.2% and 3.4% for the nine months ended April 30, 2026 and 2025, respectively.

For the nine months ended April 30, 2026 and 2025, company-funded research and development expenses of $4.7 million and $3.8 million, respectively, related to our Satellite and Space Communications segment and $8.7 million and $8.5 million, respectively, related to our Allerium segment. The remaining company-funded research and development expenses in the nine months ended April 30, 2026 and 2025 related to the amortization of stock-based compensation expense.

When appropriate, we seek customer funding for research and development to adapt our products to specialized customer requirements. During the nine months ended April 30, 2026 and 2025, customers reimbursed us $20.3 million and $13.7 million, respectively, which is not reflected in the reported company-funded research and development expenses, but is included in net sales with the related costs included in cost of sales.

During the nine months ended April 30, 2026 and 2025, we also separately incurred engineering efforts related to cost to fulfill contract assets and internal use software, for which we capitalized $5.1 million and $5.4 million, respectively.

Index
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

Amortization of Intangibles. Amortization relating to intangible assets with finite lives for the nine months ended April 30, 2026 and 2025 was $14.7 million (of which $3.9 million was for the Satellite and Space Communications segment and $10.8 million was for the Allerium segment) compared to $16.7 million (of which $5.8 million was for the Satellite and Space Communications segment and $10.9 million was for the Allerium segment), respectively. The decrease in our Satellite and Space Communications segment's amortization reflects the impact of our fourth quarter fiscal 2024 decision to wind down our steerable antenna product line in the U.K.

CEO Transition Costs. During both the nine months ended April 30, 2026 and 2025, we recorded a net expense of $1.1 million. Such Unallocated activities in both periods consisted primarily of net legal expenses related to a former CEO and expense related to a sign-on bonus for our current CEO, and severance costs and third party CEO search firm expenses related to a former CEO in the prior year period. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (19) – Legal Proceedings and Other Matters of this Form 10-Q for information regarding legal proceedings and other matters.

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

Operating Income (Loss). Our operating loss for the nine months ended April 30, 2026 and 2025 was $7.1 million and $141.0 million, respectively. Operating income (loss) by reportable segment is shown in the table below:

	Nine months ended April 30,
	2026	2025	2026	2025	2026	2025	2026	2025
($ in millions)	Satellite and Space Communications		Allerium		Unallocated		Consolidated
Operating income (loss)	$7.3	(114.9)	15.3	17.0	(29.7)	(43.1)	$(7.1)	(141.0)
Percentage of related net sales	4.7%	NA	9.1%	10.1%	NA	NA	NA	NA

Our GAAP operating loss of $7.1 million for the nine months ended April 30, 2026 reflects: (i) $14.7 million of amortization of intangibles; (ii) $6.5 million of restructuring costs (of which $2.3 million, $0.2 million and $4.0 million related to our Satellite and Space Communications, Allerium and Unallocated segments, respectively); (iii) $2.7 million of amortization of stock-based compensation; and (iv) $1.1 million of CEO transition costs, as discussed above. Excluding such items, our consolidated operating income for the nine months ended April 30, 2026 would have been $17.9 million, or 5.5% of net sales.

Our GAAP operating loss of $141.0 million for the nine months ended April 30, 2025 reflects: (i) a non-cash goodwill impairment charge of $79.6 million; (ii) $16.7 million of amortization of intangibles; (iii) $14.2 million of restructuring costs (of which $4.7 million, $0.1 million and $9.4 million related to our Satellite and Space Communications, Allerium and Unallocated segments, respectively); (iv) $2.7 million of proxy solicitation costs; (v) $2.5 million of amortization of stock-based compensation; (vi) $1.1 million of CEO transition costs; (vii) $0.3 million of strategic emerging technology costs; and (viii) $0.3 million of amortization of cost to fulfill assets, as discussed above. Excluding such items, our consolidated operating loss for the nine months ended April 30, 2025 would have been $23.7 million.

The significant improvement, excluding the above items, from the $23.7 million operating loss in the prior year period to $17.9 million of operating income for the more recent period primarily reflects higher gross profit (both in dollars and as percentage of consolidated net sales) and lower selling, general and administrative expenses, offset in part by higher research and development expenses, as discussed above. Operating income (loss) by reportable segment is further discussed below.

Index

The significant improvement in our Satellite and Space Communications segment operating income for the nine months ended April 30, 2026 primarily reflects lower selling, general and administrative expenses, higher gross profit (both in dollars and as a percentage of segment net sales) and lower amortization of intangibles, offset in part by higher research and development expenses, as discussed above. The prior year period also included a $79.6 million non-cash charge related to the impairment of goodwill within our Satellite and Space Communications segment.

The decrease in our Allerium segment operating income in the more recent period primarily reflects higher selling, general and administrative and research and development expenses, offset in part by higher gross profit (both in dollars and as a percentage of segment net sales) and lower amortization of intangibles, as discussed above.

Excluding the impact of its respective portion of restructuring charges, CEO transition costs and proxy solicitation costs in each period, Unallocated expenses for the more recent period would have been $24.6 million, as compared to $29.9 million in the prior year period. The decrease in Unallocated expenses, excluding such items, was primarily due to lower overall expenditures for selling, general and administrative expenses due to cost reduction actions, as discussed above.

Interest Expense and Other. Interest expense was $34.3 million and $33.4 million for the nine months ended April 30, 2026 and 2025, respectively. The more recent period reflects a shift from cash interest associated with our Credit Facility to accretion of make-whole adjustments and paid in kind interest associated with our Subordinated Credit Facility. Our effective interest rate in the more recent period was approximately 18.6%, as compared to 20.0% in the prior year period. Our current cash borrowing rate under our Credit Facility is approximately 14.1%, as compared to 14.2% in the corresponding prior year period.

Interest (Income) and Other. Interest (income) and other for both the nine months ended April 30, 2026 and 2025 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Change in Fair Value of Warrants and Derivatives. During the nine months ended April 30, 2026 and 2025, we recorded a non-cash benefit of $9.8 million and $15.5 million, respectively, due to the remeasurement of warrants and derivatives related to our Credit Facility, Subordinated Credit Facility and Convertible Preferred Stock. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (4) - Fair Value Measurements and Financial Instruments, Note (9) - Credit Facility, Note (10) - Subordinated Credit Facility and Note (17) - Convertible Preferred Stock for more information.

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

Provision for (Benefit from) Income Taxes. For the nine months ended April 30, 2026, we recorded a tax expense of $1.7 million as compared to a tax benefit of $0.6 million for the nine months ended April 30, 2025. Our effective tax rate (excluding discrete tax items) for the nine months ended April 30, 2026 and 2025 was (2.2)% and (0.05)%, respectively. The change in rate is primarily due to changes in expected product and geographical mix.

For purposes of determining our estimated AETR to be applied to earnings from continuing operations for fiscal 2026, the change in fair value of warrants and derivatives and CEO transition costs are considered significant, unusual or infrequently occurring discrete tax items and are excluded from the computation of our AETR.

During the nine months ended April 30, 2026, we recorded a net discrete tax expense of $0.8 million primarily due to the establishment of a valuation allowance on certain net deferred tax assets associated with our Canadian operations, offset in part by the reversal of tax contingencies no longer required due to the expiration of applicable statute of limitations. During the nine months ended April 30, 2025, we recorded a net discrete tax benefit of $0.7 million primarily related to the reversal of tax contingencies no longer required due to the expiration of applicable statute of limitations and proxy solicitation costs.

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

Index
Net Loss Attributable to Common Stockholders. During the nine months ended April 30, 2026 and 2025, consolidated net loss attributable to common stockholders was $54.2 million and $192.7 million, respectively. In addition to those items discussed above: (i) the more recent period includes $21.2 million of net dividends related to our Convertible Preferred Stock; and (ii) the prior year period includes $80.7 million of net dividends related to our Convertible Preferred Stock, offset in part by a $51.2 million gain related to the exchange of our Series B-1 Convertible Preferred Stock for Series B-2 Convertible Preferred Stock on October 17, 2024.

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for both the nine months ended April 30, 2026 and 2025 are shown in the table below (numbers in the table may not foot due to rounding):

	Nine months ended April 30,
	2026	2025	2026	2025	2026	2025	2026	2025
($ in millions)	Satellite and Space Communications		Allerium		Unallocated		Consolidated
Operating income (loss)	$7.3	(114.9)	15.3	17.0	(29.7)	(43.1)	$(7.1)	(141.0)
Amortization of stock-based compensation	—	—	—	—	2.7	2.5	2.7	2.5
Amortization of intangibles	3.9	5.8	10.8	10.9	—	—	14.7	16.7
Impairment of long-lived assets, including goodwill	—	79.6	—	—	—	—	—	79.6
Depreciation	2.0	2.2	6.8	5.8	0.3	0.4	9.1	8.4
Amortization of cost to fulfill assets	—	0.3	—	—	—	—	—	0.3
Restructuring costs	2.3	4.7	0.2	0.1	4.0	9.4	6.5	14.2
Strategic emerging technology costs	—	0.3	—	—	—	—	—	0.3
Proxy solicitation costs	—	—	—	—	—	2.7	—	2.7
CEO transition costs	—	—	—	—	1.1	1.1	1.1	1.1
Adjusted EBITDA	$15.5	(22.1)	33.1	33.8	(21.6)	(27.0)	$27.0	(15.3)
Percentage of related net sales	9.9%	NA	19.7%	20.0%	NA	NA	8.3%	NA

The significant increase in consolidated Adjusted EBITDA for the nine months ended April 30, 2026 as compared to the nine months ended April 30, 2025 primarily reflects higher gross profit (both in dollars and as percentage of consolidated net sales) and lower selling, general and administrative expenses, offset in part by higher research and development expenses, as discussed above.

The significant increase in our Satellite and Space Communications segment's Adjusted EBITDA, both in dollars and as a percentage of segment net sales, primarily reflects lower selling, general and administrative expenses and higher gross profit (both in dollars and as a percentage of related segment net sales), offset in part by higher research and development expenses, as discussed above.

The decrease in our Allerium segment's Adjusted EBITDA, both in dollars and as a percentage of segment net sales, primarily reflects higher selling, general and administrative and research and development expenses, offset in part by higher gross profit (both in dollars and as a percentage of segment net sales), as discussed above.

A reconciliation of our fiscal 2025 GAAP operating loss to Adjusted EBITDA loss is included in section “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended April 30, 2026 and 2025.”

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

	Nine months ended April 30, 2026
($ in millions, except for per share amount)	Operating (Loss) Income	Net Loss Attributable to Common Stockholders	Net Loss per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(7.1)	$(54.2)	$(1.82)
Adjustments to reflect redemption value of convertible preferred stock	—	21.2	0.71
Change in fair value of warrants and derivatives	—	(9.8)	(0.33)
Amortization of intangibles	14.7	14.3	0.48
Amortization of stock-based compensation	2.7	2.7	0.09
Restructuring costs	6.5	6.5	0.22
CEO transition costs	1.1	1.1	0.04
Net discrete tax expense	—	0.8	0.03
Non-GAAP measures	$17.9	$(17.3)	$(0.58)

	Nine months ended April 30, 2025
($ in millions, except for per share amount)	Operating Loss	Net Loss Attributable to Common Stockholders	Net Loss per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(141.0)	$(192.7)	$(6.56)
Change in fair value of warrants and derivatives	—	(15.5)	(0.53)
Adjustments to reflect redemption value of convertible preferred stock	—	80.7	2.74
Gain on extinguishment of convertible preferred stock	—	(51.2)	(1.74)
Impairment of long-lived assets, including goodwill	79.6	79.6	2.71
Amortization of intangibles	16.7	16.0	0.54
Restructuring costs	14.2	13.6	0.46
Proxy solicitation costs	2.7	2.5	0.09
Amortization of stock-based compensation	2.5	2.4	0.08
CEO transition costs	1.1	1.0	0.04
Strategic emerging technology costs	0.3	0.3	0.01
Amortization of cost to fulfill assets	0.3	0.3	0.01
Net discrete tax benefit	—	(0.4)	(0.01)
Non-GAAP measures	$(23.7)	$(63.4)	$(2.16)

A definition and explanation of Adjusted EBITDA, a Non-GAAP financial measure, is included in section “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Results of Operations for the Three Months Ended April 30, 2026 and 2025.”

Index
LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $28.5 million and $40.0 million at April 30, 2026 and July 31, 2025, respectively. For the nine months ended April 30, 2026, our cash flows reflect the following:

•Net cash provided by operating activities was $19.1 million for the nine months ended April 30, 2026, as compared to net cash used in operating activities during the prior year period of $19.7 million. The significant period-over-period improvement reflects favorable changes in net working capital requirements, due primarily to improved accountability and process disciplines, as well as the timing of and progress toward completion on contracts accounted for over time, including related shipments, billings and collections. These activities allowed us to reduce receivables and inventory levels since July 31, 2025. Also, as a result of our enhanced liquidity, driven by our improved operational and financial performance and recent amendments to our credit facilities, operating cash flows in the more recent period reflect our concerted efforts to maintain lower levels of accounts payable in order to improve vendor relations and position ourselves to negotiate more favorable payment terms.

Operating cash flows in the more recent period include lower aggregate net cash payments for interest and taxes of $13.9 million, as compared to $22.4 million in the prior year period.

Operating cash flows for the nine months ended April 30, 2026 and 2025 also include $9.6 million and $19.4 million, respectively, in aggregate payments for restructuring costs, including severance, proxy solicitation costs, CEO transition costs, debt modification costs and strategic emerging technology costs for next-generation satellite technology, during each respective period.

•Net cash used in investing activities was $13.1 million and $6.5 million for the nine months ended April 30, 2026 and 2025, respectively, and primarily reflects capital expenditures in our Allerium segment to build-out cloud-based computer networks and internal use software applications, as well as capital investments and building improvements in connection with our leased facilities.

•Net cash used in financing activities during the more recent period was $17.5 million and primarily reflects $14.0 million of payments under the Revolving Loan and scheduled principal repayments of $3.0 million toward the Term Loan outstanding under our Credit Facility. Net cash provided by financing activities in the prior year period was $22.3 million and primarily reflects net proceeds received under our Subordinated Credit Facility.

The Credit Facility, Subordinated Credit Facility and Convertible Preferred Stock are discussed below and in Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (4) - Fair Value Measurements and Financial Instruments, Note (9) - Credit Facility, Note (10) - Subordinated Credit Facility and Note (17) - Convertible Preferred Stock.

Liquidity

At April 30, 2026 and June 12, 2026 (the date closest to the issuance date):

•total outstanding borrowings under our Credit Facility was $119.7 million and $116.0 million, respectively; of such amount, $3.6 million was drawn on the Revolver Loan at April 30, 2026; in May 2026, we repaid the remaining $3.6 million outstanding Revolver Loan balance;

•total outstanding borrowings under our Subordinated Credit Facility were $104.1 million and $104.8 million, respectively, including interest paid-in-kind or accrued on the $35.0 million subordinated priority term loan; such amount does not include the $32.5 million Make-Whole Amount associated with the $65.0 million portion of the Subordinated Credit Facility (pursuant to the terms discussed in Note (10) - Subordinated Credit Facility, as of April 30, 2026 and the issuance date, the Make-Whole Amount percentage for each tranche within the $65.0 million of principal is 50.0%);

•the liquidation preference of our outstanding convertible preferred stock was $218.2 million and $220.5 million, respectively (excluding potential increases in the liquidation preference and other obligations that could be triggered by, among other things, breaches of covenants and/or asset sales resulting in a change in control of the Company); and

Index

•our available sources of liquidity totaled $49.4 million and $50.0 million, respectively, which includes qualified cash and cash equivalents of $25.8 million and $22.8 million, respectively, and the available portion of the Revolver Loan of $23.6 million and $27.3 million, respectively.

On June 14, 2026, subsequent to quarter end, we entered into a transaction to sell most of Comtech's Satellite and Space Communications ("S&S") business to an affiliate of Gilat Satellite Networks Ltd. As the criteria for reporting the portion of the S&S business being sold as "held for sale" was not met as of April 30, 2026, the Condensed Consolidated Financial Statements as of and for the three and nine months ended April 30, 2026 and 2025 reflect the portion of the S&S business being sold as "held and used." The portion of the S&S business being retained by Comtech principally includes advanced cybersecurity training in support of U.S. government and certain commercial and university customers. In connection with the above transaction, on June 14, 2026, we also entered into additional amendments and or exchange agreements related to our Credit Facility, Subordinated Credit Facility and Convertible Preferred Stock agreements. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (1) General - Subsequent Events, and Current Report on Form 8-K filed by us with the SEC on June 15, 2026, for more detailed information about these transactions.

As of the issuance date, we expect cash and cash equivalents and cash flows from both operating and financing activities to be our principal sources of liquidity. We believe these sources of liquidity will be sufficient to fund our operating and cash commitments for investing and financing activities over the next year beyond the issuance date. Over the next year beyond the issuance date, in addition to the net proceeds from the sale of most of S&S' business, we believe that we will be able to generate sufficient positive cash inflows and maximize the remaining available portion of the Revolver Loan under our Credit Facility to continue as a going concern and comply with the covenants contained in our credit facilities. Our ability to meet future anticipated liquidity needs over the next year beyond the issuance date will largely depend on our ability to execute on our operational strategy, generate positive cash inflows from operations, maximize the remaining available portion of the Revolver Loan under our Credit Facility and or secure outside capital. Our ability to do so may also be affected by general economic, financial and other factors which are beyond our control.

Our material cash requirements are for working capital, debt service (including interest), capital expenditures, tax payments, facilities lease payments and dividends related to our Convertible Preferred Stock, which are payable in kind or in cash under certain circumstances. Also, as discussed above, in accordance with our existing credit facilities, we will use 65% of the net proceeds from the sale of most of S&S' business to prepay the majority of our Credit Facility, with the remaining 35% to prepay subordinated debt outstanding under our Subordinated Credit Facility, starting with repaying the subordinated priority term loan.

Our material cash requirements could increase beyond our current expectations due to factors such, as but not limited to: (i) an inability to meet our current obligations under our credit facilities as they become due, or to obtain future waivers or amendments from the lenders in the event compliance is not maintained; (ii) general economic conditions; (iii) a change in customer or government spending priorities and/or contracting decisions; (iv) larger than usual customer orders; (v) a future redemption by the holders of our Convertible Preferred Stock; (vi) transaction costs related the sale of most of S&S' business; or (vii) actions we may take related to our transformation plan.

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

In addition to making capital investments for our high-volume manufacturing center in our Satellite and Space Communications segment, we have also been making significant capital expenditures and building out cloud-based computer networks and internal use software applications to support customers in our Allerium segment. We expect capital investments for these and other initiatives to continue in fiscal 2026 and beyond, but could be impacted by the sale of most of our S&S business.

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

On September 29, 2020, our Board of Directors authorized a $100.0 million stock repurchase program, which replaced our prior program. The $100.0 million stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws and the terms of our Credit Facility. There were no repurchases of our common stock during the nine months ended April 30, 2026 and 2025.

In fiscal 2023, we adjusted our capital allocation plans and determined to forgo a common stock dividend. Future common stock dividends, if any, remain subject to compliance with financial covenants under our Credit Facility and Subordinated Credit Facility, as well as Board approval and certain voting rights of holders of our Convertible Preferred Stock.

At April 30, 2026, we had a nominal amount of cash deposited as collateral in connection with outstanding standby letters of credit to guarantee future performance on certain customer contracts and no commercial letters of credit outstanding.

Commitments
In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory and equipment. We do not expect that these commitments, as of April 30, 2026, will materially adversely affect our liquidity. At April 30, 2026, cash payments due under contractual obligations (including estimated interest expense on our Credit Facility), excluding purchase orders that we entered into in the normal course of our business, are as follows:

($ in thousands)	Total	Due Within 1 Year
Credit Facility - principal payments	$119,672	4,050
Credit Facility - interest payments	34,362	16,248
Operating lease obligations	42,468	7,018
Subordinated Credit Facility	104,135	—
Subordinated Credit Facility Make-Whole Amount	32,500	—
Contractual cash obligations	$333,137	27,316

On June 14, 2026, subsequent to quarter end, we entered into a transaction to sell most of Comtech's Satellite and Space Communications ("S&S") business to an affiliate of Gilat Satellite Networks Ltd. In accordance with our existing credit facilities, we will use 65% of the net proceeds from the sale of most of S&S' business to prepay the majority of our Credit Facility, with the remaining 35% to prepay subordinated debt outstanding under our Subordinated Credit Facility, starting with repaying the subordinated priority term loan. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (1) General - Subsequent Events, and Current Report on Form 8-K filed by us with the SEC on June 15, 2026, for more detailed information about these transactions. As the transaction has not yet been consummated, the table above as of April 30, 2026 does not reflect the use of the net proceeds to repay outstanding debt under our Credit Facility and Subordinated Credit Facility.

Index

As stated above, the amounts in the above table represent cash payments due under contractual obligations. Interest payments related to our Credit Facility were calculated based on the outstanding borrowings at April 30, 2026 (and do not, for example, account for the subsequent repayment, in full, of the remaining $3.6 million of Revolver Loan in May 2026). Interest related to the Credit Facility was calculated based on the SOFR forward curve, plus the applicable margin, and does not assume any interest paid-in-kind. The Subordinated Credit Facility amount includes paid-in-kind interest through April 30, 2026 on the $35.0 million Subordinated Credit Facility Amendment No. 2 Priority Term Loan. The Subordinated Credit Facility Make-Whole Amount represents $65.0 million of the outstanding Subordinated Credit Facility principal amount, multiplied by the applicable make-whole rate for each applicable tranche as of April 30, 2026. The Subordinated Credit Facility and Make-Whole Amount are not included in the total due within one year column given the timing of such payment is subject to the timing of certain repayments, prepayments and maturity date associated with the Credit Facility. The table above includes future cash outflows related to our Basingstoke, UK facility which ceased operations in fiscal 2025. Such outflows were based on the contractual lease terms in place as of April 30, 2026. Subsequent to quarter end, we paid $1.9 million to the landlord to terminate the lease earlier than its November 2030 expiration date. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (4) - Fair Value Measurements and Financial Instruments, Note (9) - Credit Facility, Note (10) - Subordinated Credit Facility, and Note (11) - Leases for further information.

As discussed in Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (17) – Convertible Preferred Stock, prior to entering the Exchange Agreement on June 14, 2026, the holders of the Convertible Preferred Stock: (i) had the option to redeem such shares for cash in the event of the occurrence of an asset sale meeting certain criteria; (ii) on or after April 30, 2027 in the event of a satisfaction of the existing Credit Facility; and (iii) in all other cases, October 31, 2028. As the Convertible Preferred Stock are not mandatorily redeemable for cash, the redemption value of such shares are not presented in the table above. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (1) General - Subsequent Events, and Current Report on Form 8-K filed by us with the SEC on June 15, 2026, for more detailed information regarding the terms of the Exchange Agreement entered on June 14, 2026.

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

Our Condensed Consolidated Balance Sheet at April 30, 2026 includes liabilities for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities. See Part I. - Financial Information - Item 1. - Notes to Condensed Consolidated Financial Statements - Note (12) – Income Taxes, for further information.

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

Index
Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from borrowings under our credit facilities. Based on the amount of outstanding debt under our credit facilities, a hypothetical change in interest rates by 10% would change interest expense by approximately $2.2 million over a one-year period. Although we do not currently use interest rate derivative instruments to manage exposure to interest rate changes, we may choose to do so in the future in connection with our credit facilities.

Our earnings and cash flows are also subject to fluctuations due to changes in interest rates on our investment of available cash balances. As of April 30, 2026, we had cash and cash equivalents of $28.5 million, which consisted of cash and highly-liquid money market deposit accounts. Many of these investments are subject to fluctuations in interest rates, which could impact our results. Based on our investment portfolio balance as of April 30, 2026, a hypothetical change in interest rates of 10% would have a nominal impact on interest income over a one-year period. Ultimately, the availability of our cash and cash equivalents is dependent on a well-functioning liquid market.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, we concluded that our disclosure controls and procedures were not effective as of April 30, 2026, as a result of the material weaknesses in our internal control over financial reporting discussed below.

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

Index

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

•Engaged a globally-recognized third-party subject matter expert to perform a comprehensive review of our accounting and reporting functions to assist in designing our remediation plan;

•Designed and began implementing a comprehensive remediation plan to enhance our internal control environment that was approved by the Audit Committee;

•Initiated and will continue the process to document, implement and redesign controls, policies, and procedures with an appropriate level of precision to prevent and or detect a material misstatement, and to retain sufficient documentation to support the operating effectiveness of controls over revenue, inventory, other assets, contract liabilities, debt, convertible preferred stock and related embedded derivatives;

•Engaged a globally-recognized third-party subject matter expert (a "Big-Four" accounting firm) with the requisite knowledge, experience and resources to support remediation of controls relating to complex accounting matters and transactions;

•Engaged a globally-recognized third-party subject matter expert with sufficient knowledge and experience to oversee our internal audit function; such individual is independent of management and reports directly to the Audit Committee; additionally, we hired a qualified full time employee to in-source this specific function over time (such individual also reports directly to the Audit Committee); and

•Implemented proper segregation of duties and enhanced control activities over ITGCs with respect to our international component's operations, accounting and financial reporting.

We will continue to monitor the effectiveness of our remediation plan and refine the remediation plan as appropriate. These actions represent significant progress in addressing the material weaknesses. However, they do not represent the full suite of improvements that we made or plan to make in order to strengthen our internal control over financial reporting. An additional component of our remediation plan includes:

•Conducting training sessions for all control owners and relevant personnel to improve documentation, including evidence of the completeness and accuracy of information used in controls that supports effective control activities, including those relating to the estimate at completion ("EAC") process.

Remediation of the identified material weaknesses and strengthening of our internal control environment has required, and will require, substantial effort throughout fiscal 2026 and beyond, as necessary. During the third quarter of fiscal 2026, we commenced our testing of the ongoing operating effectiveness of both existing and newly implemented controls. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes In Internal Control Over Financial Reporting

Other than for the on-going remediation efforts described above, there have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during our fiscal quarter ended April 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

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

PART II. OTHER INFORMATION
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

The announcement and pendency of the proposed transaction with an affiliate of Gilat Satellite Networks Ltd could adversely affect our business, financial results and operations.

On June 14, 2025, Comtech entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and among Comtech, certain direct or indirect subsidiaries of Comtech named therein and Wavestream Corporation, a Delaware corporation and an affiliate of Gilat Satellite Networks Ltd (the “Buyer”). The Purchase Agreement provides that, among other things and on the terms and subject to the conditions set forth therein, the Buyer shall purchase from Comtech and TeleCommunication Systems, Inc. the ownership interests of certain Comtech subsidiaries (such entities, the “Acquired Entities”) engaged in Comtech’s satellite and space communications business for a base purchase price in cash of $157,500,000, subject to customary adjustments for the Acquired Entities’ cash, indebtedness, net working capital and transaction expenses as of the closing.

The announcement and pendency of the proposed transaction may have an adverse effect on our operating results in the near term if our customers delay, defer, or cancel purchases pending completion of the transaction. In addition, the announcement and pendency of the transaction may cause reluctance by customers to begin or continue to do business with us due to potential uncertainty about the direction of our products and solutions following consummation of the transaction. We are subject to additional risks in connection with the announcement and pendency of the proposed transaction, including:

•Customers, suppliers and other business partners may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us;
•The restrictions imposed on our business and operations pursuant to certain covenants set forth in the Purchase Agreement may prevent us from pursuing certain opportunities, entering into certain contracts with customers and suppliers, or taking certain other actions without Buyer’s approval;
•We may be unable to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles following completion of the proposed transaction, and our employees could lose productivity as a result of uncertainty regarding their employment following the proposed transaction;
•The pendency and outcome of legal proceedings that may be instituted against us, our directors, executive officers and others relating to the proposed transaction; and
•The pursuit of the transaction and planning for the transition after the closing of the proposed transaction may place a significant burden on management and other internal resources, and the diversion of management’s attention away from day-to-day business concerns and other opportunities that may have been beneficial to us could adversely affect our business, financial condition and operating results.

The occurrence of any of these events individually or in combination could have a material adverse impact on our results of operations and our stock price.

Index

Failure to complete the proposed transaction with an affiliate of Gilat Satellite Networks Ltd could adversely affect our business and the market price of shares of our common stock.

There is no assurance that the closing of the proposed transaction with an affiliate of Gilat Satellite Networks Ltd will occur on the proposed terms, within the expected timeframe, or at all. The closing of the transaction may be delayed, and the transaction may ultimately not be completed, due to a number of factors. Consummation of the proposed transaction is subject to various conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the receipt of the CFIUS Approval (as defined in the Purchase Agreement) with respect to the proposed transaction, and the receipt of certain other regulatory approvals, and certain other conditions. We cannot predict with certainty whether and when any of these conditions will be satisfied. In addition, the Purchase Agreement may be terminated under certain specified circumstances. If the proposed transaction is not consummated, we may experience negative reactions from the financial markets, including negative effects on our stock price. We have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed transaction, as well as the direction of management resources towards the proposed transaction, for which we will have received little or no benefit if the closing of the proposed transaction does not occur. A failed transaction may result in negative publicity and a negative impression of us in the investment community. If the proposed transaction is not consummated, there can be no assurance that any other transaction acceptable to us will be offered or that our business, prospects or results of operations will not be adversely affected. The occurrence of any of these events individually or in combination could have a material adverse impact on our results of operations and our stock price.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Securities Trading Plans of Directors and Officers

During the three months ended April 30, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

Index
Item 6.    Exhibits

Exhibit 10.1 - Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the Comtech Telecommunications Corp. 2023 Equity and Incentive Plan - 2026

Exhibit 10.2 - Form of Restricted Stock Award Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the Comtech Telecommunications Corp. 2023 Equity and Incentive Plan - 2026

Exhibit 10.3 - Comtech Telecommunications Corp. 2023 Equity and Incentive Plan, as amended (incorporated herein by reference to Appendix A to the Company's Proxy Statement filed on January 30, 2026)

Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS - The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2026, formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

Exhibit 101.SCH - Inline XBRL Taxonomy Extension Schema Document

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

COMTECH TELECOMMUNICATIONS CORP.
(Registrant)

Date:	June 15, 2026	By: /s/ Kenneth H. Traub
	(Date)	Kenneth H. Traub, Chairman of the Board
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 15, 2026	By: /s/ Michael A. Bondi
	(Date)	Michael A. Bondi
Chief Financial Officer
(Principal Financial and Accounting Officer)