Form 10-K
period 2026-07-31
COMTECH TELECOMMUNICATIONS CORP /DE/
filed 2026-10-14
CIK 23197

-UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2026

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
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
☐ Yes              ☒ No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the Nasdaq Global Select Market on January 31, 2026 was approximately $162,900,000.

The number of shares of the registrant’s common stock outstanding on October 8, 2026 was 30,137,266.

DOCUMENTS INCORPORATED BY REFERENCE.

Certain portions of the document listed below have been incorporated by reference into the indicated Part of this Annual Report on Form 10-K:

Proxy Statement for 2026 Annual Meeting of Stockholders - Part III

Note: As used in this Annual Report on Form 10-K ("Form 10-K"), the terms "Comtech," "we," "us," "our" and "our Company" mean Comtech Telecommunications Corp. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements
Certain information in this Form 10-K contains, and oral statements made by our representatives from time to time may contain, forward-looking statements. Forward-looking statements can be identified by words such as: "anticipate," "believe," "continue," "could," "estimate," "expect," "future," "goal," "outlook," "intend," "likely," "may," "plan," "potential," "predict," "project," "seek," "should," "strategy," "target," "will," "would," and similar references to future periods, or the negative of those words and expressions, as well as statements in future tense. Forward-looking statements include, among others, statements regarding the expected completion of, the anticipated benefits of, and our plans, strategies and objectives relating to, the pending transaction with Gilat Satellite Networks Ltd, including the time frame in which such proposed transaction will occur, our expectations for further portfolio-shaping opportunities, our expectations for other operational initiatives, our expectations for completing further financing initiatives, our future performance and financial condition, the plans and objectives of our management (including anticipated changes to executive leadership) and our assumptions regarding such future performance, financial condition, and plans and objectives that involve certain significant known and unknown risks and uncertainties and other factors not under our control which may cause our actual results, future performance and financial condition, and achievement of our plans and objectives of our management to be materially different from the results, performance or other expectations implied by these forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that are difficult to predict and many of which are outside of our control. Factors that could cause actual results to differ materially from current expectations include, among other things: our ability to consummate the proposed transaction on a timely basis or at all; unexpected costs, liabilities or delays in connection with the proposed transaction; the significant transaction costs associated with the proposed transaction; negative effects of the announcement, pendency or consummation of the proposed transaction on the market price of our common stock or operating results, including as a result of changes in key customer, supplier, employee or other business relationships; the risk of litigation or regulatory actions; our inability to retain and hire key personnel; further portfolio-shaping opportunities, other operational initiatives, and the completion of further financing activities; our ability to access capital and liquidity; changes in our executive leadership; the possibility that the expected benefits from our strategic activities will not be fully realized, or will not be realized within the anticipated time periods; the risk that acquired businesses will not be integrated successfully; impacts from, and uncertainties regarding, future actions that may be taken by activist stockholders; the possibility of disruption from acquisitions or dispositions, making it more difficult to maintain business and operational relationships or retain key personnel; the risk that we will be unsuccessful in implementing a tactical shift in our Satellite and Space Communications segment away from bidding on large commodity service contracts and toward pursuing contracts for our niche products and solutions with higher margins; the nature and timing of our receipt of, and our performance on, new or existing orders that can cause significant fluctuations in net sales and operating results; the timing and funding of government contracts; the timing and amount of adjustments to gross profits on long-term contracts; risks associated with international sales; rapid technological change; evolving industry standards; new product announcements and enhancements or rebranding; changing customer demands and/or procurement strategies and our ability to scale opportunities and deliver solutions to current and prospective customers; changes and uncertainty in prevailing economic and political conditions (including financial and capital market conditions), including as a result of military conflicts or any tariff, trade restrictions or similar matters; impact of government shutdowns; changes to government procurement practices; changes in the price of oil in global markets; changes in prevailing interest rates and foreign currency exchange rates; risks associated with our legal proceedings, customer claims for indemnification, and other similar matters; risks associated with our obligations under our credit facilities; risks associated with our large contracts; risks associated with supply chain disruptions; and other factors described in this and our other filings with the Securities and Exchange Commission ("SEC"). However, these risks are not the only risks that we face. Additional risks and uncertainties, not currently known to us or that do not currently appear to be material, may also materially adversely affect our business, financial condition and/or operating results in the future. We describe risks and uncertainties that could cause actual results and events to differ materially in the Risk Factors (Part I, Item 1A of this Form 10-K) and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II, Item 7 of this Form 10-K). We do not intend to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise, except as required by law.

PART I

ITEM 1. BUSINESS

Overview

Comtech Telecommunications Corp., a Delaware corporation ("Comtech" or the "Company"), through its Allerium segment, is a leading provider of mission-critical communications infrastructure and software for public safety and mobile networks worldwide, including technologies that locate, route, deliver and answer 9-1-1 calls and emergency communications, as well as carrier-grade location, messaging and public alerting capabilities, when every connection counts.

We are pleased to report that the transformation plan we first announced in January 2025 has continued to contribute to our improved operational and financial performance, as evidenced by a number of meaningful developments in our business, including: (i) the removal of the substantial doubt regarding our ability to continue as a going concern in November 2025; (ii) achieving positive consolidated operating cash flows for each of the last six quarters, with fiscal 2026 totaling $37.4 million; (iii) increasing our consolidated liquidity as of July 31, 2026 to $61.3 million; (iv) reducing our debt; and (v) securing long-term customer commitments, including a large, multi-year contract extension with a top tier mobile network operator in the U.S., valued in excess of $130.0 million.

Furthermore, on June 14, 2026, we entered into a definitive Securities Purchase Agreement (the "Purchase Agreement," and the transaction contemplated by the Purchase Agreement and related ancillary documents, the "Strategic Transaction") to sell most of our Satellite and Space Communications ("S&S") segment (the "Disposal Group") to Wavestream Corporation ("Buyer"), an affiliate of Gilat Satellite Networks Ltd (together with Buyer, "Gilat"). The Purchase Agreement provides for a base purchase price of $157.5 million in cash, subject to customary adjustments as defined in the Purchase Agreement. Upon execution of the Purchase Agreement, we received $10.0 million of the purchase price (the "Advance Payment"). Comtech will have the right to retain the Advance Payment in the event that the Purchase Agreement is terminated, if at the time of such termination: (i) all closing conditions have been satisfied or waived, other than certain conditions relating to regulatory approval and clearance, and any conditions by their nature are to be satisfied at the closing, and (ii) Sellers, as defined, are not in material breach of the Purchase Agreement. The Strategic Transaction is expected to close in calendar 2026, subject to certain closing conditions and regulatory approvals. The consummation of the Strategic Transaction does not require the approval of our common stockholders.

Contemporaneously with signing the Strategic Transaction during the fourth quarter of fiscal 2026, at a time when we were in compliance with the terms and covenants of each of our credit facilities, we entered into various amendments to our Credit Facility, Subordinated Credit Facility and convertible preferred stock agreements which enhance our overall financial flexibility and reduce our anticipated cost of capital. Such enhanced financial flexibility includes: (i) an extension of the covenant holiday under our Credit Facility and Subordinated Credit Facility to July 31, 2027; (ii) waiver of the fiscal 2026 excess cash flow prepayment under our Credit Facility; (iii) deferral of previously scheduled make whole escalations on portions of the Subordinated Credit Facility until April 1, 2027 if the loans are not prepaid by that time; (iv) a reduction in the prepayment penalty associated with the application of the net proceeds from the sale of most of S&S' business of 1.0%; (v) upon closing of the Strategic Transaction, elimination of a provision that previously provided for the acceleration of the redemption rights of the holders of convertible preferred stock upon a refinancing; (vi) extension of the redemption rights of the holders of convertible preferred stock from October 31, 2028 to October 31, 2029, except upon consummation of certain qualified asset sales by the Company or its subsidiaries or upon a change in control; and (vii) deferring the rights of the holders of convertible preferred stock to require cash dividends until October 31, 2028. Upon closing the Strategic Transaction, we will use the net cash proceeds to substantially reduce debt and then seek a comprehensive recapitalization of the business with the intention to further enhance our financial flexibility and reduce the cost of capital.

Collectively, the Strategic Transaction and fiscal 2026 amendments to our Credit Facility, Subordinated Credit Facility and convertible preferred stock agreements, represent a successful outcome of our previously announced strategic review process.

As we await regulatory approval of the Strategic Transaction, we will be executing a transition plan to align the organization to be purpose-built to support Allerium's anticipated growth from increasing demand for next-generation public safety technologies and services. With an improved capital structure, streamlined organization and a clear strategic focus, Allerium is poised to capitalize on its leadership in the public safety market.

Our operating segments historically consisted of Allerium and S&S. As the Strategic Transaction represents a material strategic shift in our business, the results and net assets of the Disposal Group are presented herein as "discontinued operations" and comparable prior periods have been recast to reflect this change. Through the closing date of the Strategic Transaction, we will continue to operate the Disposal Group in accordance with the terms of the Purchase Agreement. Following the classification of the Disposal Group as discontinued operations, we have one reportable segment, which is also our one operating segment, that constitutes consolidated results consisting of our public safety business. Unless otherwise noted, all activities and amounts reported in this document relate to our continuing operations and exclude activities and amounts related to the Disposal Group. For additional information related to the Strategic Transaction and Disposal Group, see Notes to Consolidated Financial Statements - Note (2) Business Divestiture included in Part II - Item 8. Financial Statements and Supplementary Data.

While our transformation plan has contributed to improved operational and financial performance, our business, financial condition and/or operating results in the future are subject to a number of risks and uncertainties, as further discussed throughout this Form 10-K, including in Item 1A. - Risk Factors, and other filings with the SEC.

Allerium

We operate one core business, Allerium, which we believe serves markets undergoing long-term growth, reinvestment and rapid technological change. Allerium is a leading provider of Next Generation 9-1-1 (“NG9-1-1”) infrastructure and emergency communications technologies for state and local governments, public safety agencies and telecommunications carriers.

Financial information about our business segment is provided in Notes to Consolidated Financial Statements - Note (13) Segment Information included in Part II - Item 8. Financial Statements and Supplementary Data. The markets and key technologies for Allerium are further described below.

Rebranding to Allerium

During fiscal 2025, we launched the rebranding of our Terrestrial and Wireless Networks segment to "Allerium," a fusion of “all” and “continuum.” Allerium is a name we believe symbolizes the seamless connection, collaboration, reliability and empowerment that we are focused on delivering to public safety professionals and essential service providers. Allerium reflects a brand rooted in experience, driven by innovation and built for those who protect our communities. This rebrand serves to clarify our go-to-market strategy under a single identity, which we believe reaffirms our commitment to delivering successful outcomes when it matters most. The rebrand strengthens market recognition, enhances customer trust and positions the business for sustained growth. Allerium underscores our focus on long-term value creation by improving brand equity, expanding customer reach and enabling more efficient go-to-market execution. It also increases visibility within key public safety and network markets, sectors defined by trust, reliability and innovation. While our name has changed, our mission has not: to serve those who protect our communities, with technology that performs when every connection counts.

No later than six months from the consummation of the Strategic Transaction, we must change our name to one that does not contain "Comtech". Following consummation of the Strategic Transaction, we expect to complete our rebranding initiative by formally changing our name to Allerium. We anticipate fully adopting the Allerium name during fiscal 2027. Accordingly, we refer to our continuing operations as Allerium. In connection with such rebranding, we also anticipate trading under a new Nasdaq symbol to be announced in the future.

Overview

Allerium is a public safety technology business focused on helping governments, emergency communications agencies and mobile network operators build, operate and modernize the critical infrastructure that connects people to help.

Every emergency begins with a connection. From the moment a citizen places a 9-1-1 call or sends a text requesting assistance, technologies, such as Allerium's, help ensure communications are precisely located, securely routed and delivered to the appropriate emergency communications center. Beyond the initial connection, our solutions enable agencies to receive, manage and coordinate voice, text, location and other critical information that supports emergency response when every second counts.

Our solutions serve two complementary markets.

•Public Safety Solutions: Our Public Safety Solutions include Next Generation 9-1-1 ("NG9-1-1") infrastructure, Emergency Services IP Networks ("ESInets"), Next Generation Core Services ("NGCS"), cloud-native call handling, emergency communications applications, trusted location services and software designed to improve coordination across the emergency response ecosystem and cybersecurity training.

•Mobile Network Solutions: Our Mobile Network Solutions provide carrier-grade location, messaging and public alerting technologies that enable mobile network operators to support emergency services, regulatory compliance and trusted communications across evolving wireless networks.

Together, these solutions position Allerium at the intersection of two long-term technology transformations: the modernization of emergency communications infrastructure and the continued evolution of mobile networks.

According to a 2026 Next Generation 9-1-1 report published by Frost & Sullivan, a leading third-party research firm, Allerium was the second leading provider of next generation core services ("NGCS") based on both primary contracts held and U.S. population served, with an estimated market share of approximately 25%. Allerium was also the third leading provider for call handling in the U.S., with an estimated market share of approximately 8%. Allerium's solutions were also estimated to support over 250 million wireless subscribers. We believe these positions demonstrate the breadth of Allerium's role across the emergency communications ecosystem, spanning the mobile networks where emergency communications originate through the NG9-1-1 infrastructure and call handling technologies used by public safety agencies.

Allerium supports statewide and regional NG9-1-1 deployments across North America, while providing mission-critical technologies used by public safety agencies and many of the world's largest mobile network operators. Our portfolio spans the technologies that locate, route, answer and increasingly coordinate emergency communications across secure, standards-based networks.

Increasingly, our software incorporates artificial intelligence, automation and advanced data analytics to help agencies improve situational awareness, streamline workflows and support more informed emergency response.

Allerium operates critical infrastructure for governments and public safety agencies, creating long-term customer relationships that extend well beyond initial deployments. We believe these trusted relationships provide a foundation to expand the capabilities we deliver over time, including additional software, cloud-based applications, data-driven capabilities and network services as customers continue modernizing their emergency communications environments.

During fiscal 2026, Allerium continued to strengthen its market position through customer deployments, contract renewals and continued product innovation. Highlights included expanding statewide NG9-1-1 services in Kentucky, renewing Arizona's statewide NG9-1-1 partnership, completing over 60 NG9-1-1 upgrades across Canada, making Allerium Mira commercially available as our cloud-native call handling platform, and introducing Allerium Coral, a network-native capability designed to securely coordinate incident information across agencies and jurisdictions.

Upon consummation of the Strategic Transaction, we will continue to align our operations, strategy and corporate identity around the Allerium business, creating a focused public safety technology company dedicated to supporting the continued evolution of emergency communications.

Across these markets, our portfolio includes four primary areas: next generation 9-1-1 and call delivery, call handling, trusted location and messaging solutions and cybersecurity training.

Next Generation 9-1-1 and Call Delivery

Allerium provides the network infrastructure that enables emergency communications to move securely, reliably and intelligently between originating service providers, emergency communications centers and public safety agencies. Our NG9-1-1 solutions include ESInets, NGCS, geospatial routing, policy-based call routing, location validation, originating service provider connectivity and related network services that form the foundation of modern emergency communications.

As governments replace legacy Enhanced 9-1-1 systems with IP-based NG9-1-1 networks, agencies are increasingly seeking resilient, interoperable platforms capable of supporting voice, text, multimedia, precise location and emerging forms of real-time data. Our statewide and regional deployments are designed to provide that foundation while enabling future expansion as new technologies and workflows emerge.

Increasingly, NG9-1-1 is becoming more than a call-routing network. Allerium continues to expand the capabilities delivered through its infrastructure, enabling agencies to securely exchange and coordinate critical information as incidents move across jurisdictions, organizations and systems.

Call Handling Solutions

Allerium provides call handling solutions that enable emergency communications centers to receive, manage and respond to emergency requests across voice, text and emerging communication channels.

Our portfolio includes both proven on-premise platforms and Allerium Mira, our cloud-native call handling platform designed to support the evolving operational and technology requirements of modern emergency communications centers. Mira extends our existing call handling capabilities through a flexible microservices architecture that supports cloud, hybrid, private and edge deployment models while integrating directly with our NG9-1-1 infrastructure.

As agencies continue modernizing emergency communications environments, we believe cloud-native applications, artificial intelligence and closer integration between networks and operational software will become increasingly important components of future public safety systems.

Trusted Location and Messaging Solutions

Allerium provides carrier-grade location, messaging and public alerting technologies that support mobile network operators, government agencies and other communications providers worldwide.

Our solutions enable operators to determine subscriber location, support emergency communications, comply with evolving regulatory requirements and deliver trusted messaging services across wireless networks. We also provide Wireless Emergency Alert solutions, location technologies and emergency communications services that help mobile network operators deliver reliable public safety capabilities while supporting the ongoing evolution of networks, such as 4G and 5G.

These long-standing carrier relationships complement our public safety business while providing opportunities to extend trusted communications technologies across an increasingly connected communications ecosystem.

Cybersecurity Training

We provide advanced cybersecurity training, primarily in support of mission-critical, high-security U.S. government and certain commercial and university customers, based on mature and proven training tools and programming. We provide cyber training both at customer sites and through our in-house development capabilities. Our competitive advantages include proprietary methods for administration and student management, a proven track record through multiple renewal cycles on a key U.S. government program and deep, trusted customer relationships.

We see expansion opportunities driven by a heightened focus on cybersecurity threats and workforce readiness, particularly in mission-critical emergency communications environments. We are also leveraging our extensive library of cybersecurity training programs to serve state and local governments, as well as private sector enterprises. To enhance scalability and accessibility, we are expanding our capabilities through hosted SaaS delivery models.

Key Markets and Growth Drivers

Allerium believes several long-term industry trends support continued demand for its technologies and services.

Modernization of Emergency Communications

Governments across North America continue replacing legacy emergency communications infrastructure with standards-based NG9-1-1 networks capable of supporting voice, text, multimedia, location and real-time data. We believe this multi-year transition will continue to create opportunities for network modernization, software adoption and managed services.

Expansion Within Existing Customer Relationships

Allerium's long-term relationships with statewide, regional and local public safety agencies create opportunities to expand the capabilities we deliver over time. As agencies modernize emergency communications, the opportunity is shifting beyond connecting calls and data to enabling more intelligent coordination across systems, agencies and jurisdictions.

Our strategy is to extend the value of the NG9-1-1 network through software and data-driven capabilities. Recent innovations, including Allerium Coral, leverage the intelligence, security and trusted routing capabilities of our network infrastructure to support secure coordination of incident information and improved situational awareness through AI-assisted workflows. We believe this approach strengthens existing customer relationships while creating opportunities to deliver additional software and services as agencies continue to modernize their emergency communications environments.

Cloud-Native Public Safety Applications

Emergency communications centers continue evaluating cloud-based deployment models that provide greater flexibility, scalability and operational resilience. Allerium believes cloud-native applications will become an increasingly important component of future emergency communications environments.

Mobile Network Evolution

Mobile network operators continue investing in network modernization, advanced location technologies, public alerting capabilities and messaging platforms to support emergency services, regulatory compliance and evolving subscriber expectations. As 5G networks mature, operators are increasingly seeking more intelligent location capabilities that improve positioning accuracy, resilience and operational awareness across increasingly complex wireless environments. Allerium continues to invest in next-generation location technologies, including AI-assisted approaches that leverage contextual network intelligence to enhance positioning performance and support emerging commercial and public safety applications. We believe our long-standing relationships with leading global mobile network operators position us to participate in these ongoing investments and technology transitions.

International Opportunities

Allerium continues to support customers across Canada, Australia and other international markets. We believe our experience delivering mission-critical communications infrastructure provides opportunities to expand our presence internationally as governments and communications providers continue modernizing emergency communications and mobile network technologies.

Allerium: Customer Base

Our Allerium segment serves customers primarily across the United States, Canada and Australia, where we have established long-term relationships with governments, public safety agencies and many of the world's leading telecommunications companies. These relationships span mission-critical public safety infrastructure, emergency communications, carrier location technologies and messaging services, providing a foundation for continued collaboration as customers modernize their communications networks. Representative customer categories include:

•U.S. state and local governments, including the Commonwealths of Kentucky, Massachusetts and Pennsylvania; the states of Arizona, Iowa, Maine, Ohio, South Carolina and Washington; and regional emergency communications authorities such as the North Central Texas Emergency Communications District, the Northern Illinois Next Generation Alliance and St. Louis County, Missouri.

•Leading telecommunications companies, including AT&T Inc., Bell Mobility, Inc., Comcast Corp., Nokia Corp., Rogers Communications Canada Inc., TELUS Communications Inc., Verizon Communications Inc. and Vodafone Public Limited Co.

•Telephone companies and federal, provincial, and local governments in Australia, Canada, Cayman Islands and New Zealand.

•High-security U.S. government and certain commercial and university customers.

More Information and Where to Find It

Our Internet website is www.comtech.com, at which we make available free of charge our filings with the Securities and Exchange Commission ("SEC"), including investor letters, press releases, annual reports, quarterly reports, current reports, and any amendments to those filings as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also use our website to disseminate other material information to our investors (on the Home Page and in the "Investor Relations" section). Among other things, we post on our website our press releases and information about our public conference calls (including the scheduled dates, times and the methods by which investors and others can listen to those calls), and we make available for replay webcasts of those calls and other presentations for a limited time.

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

Transformation Plan

On January 13, 2025, we announced an expanded plan to transform our business (herein after referred to as our "transformation plan"). Our expanded transformation plan includes, but is not limited to, the initiatives set forth below:

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
•improve capital structure through amended and improved terms with creditors and reduction of principal and interest amounts due; and
•explore strategic alternatives for our various businesses and product lines, including the potential sale or divestiture of assets or business lines such as those described below.

Cumulatively, such expanded transformation plan initiatives have resulted in us taking the following actions, among others:

•On November 7, 2023, we completed the divestiture of our solid-state RF microwave high power amplifiers and control components product line, which was included in our S&S segment, pursuant to a stock sale agreement entered into on October 11, 2023 (the "PST Divestiture"). Net proceeds from the PST Divestiture in fiscal 2024 were $33.2 million and used in part to repay a portion of our outstanding debt at the time, as well as to fund working capital needs.

~~•~~We have undertaken a detailed evaluation of our S&S segment's product portfolio to identify further opportunities to divest, separate and/or rationalize businesses or facilities that are not core to our go-forward focus. Consistent with this effort, in our fourth quarter of fiscal 2024, we made the decision to exit our underperforming operations in Basingstoke, United Kingdom. Such operations were established in connection with the fiscal 2020 acquisition of CGC Technology Limited. Taking into consideration the significant ongoing investment, as well as unfavorable contract terms on prospective antenna sales, we concluded such operations would not generate an attractive return on invested capital and made the decision to exit these operations. Furthermore, we conducted an intensive review of our product portfolio to focus future investment on our most strategic, high-margin revenue opportunities within the S&S segment. Upon completion of such review, we recorded a non-cash charge of $11.4 million primarily related to the write down of inventory during the first quarter of fiscal 2025 associated with approximately 70 products within our satellite ground infrastructure product line that were discontinued.

•In September 2025, we initiated a process to further optimize our operations within our S&S segment. Such actions include reducing our facility footprint and migrating the manufacturing of certain products to our Chandler, Arizona facility, resulting in approximately $3.0 million of anticipated annualized cost savings.

•We implemented multiple reductions in force throughout our entire organization. Inclusive of actions taken since August 2025 (i.e., the start of our fiscal 2026), such reductions approximated 7% of our total workforce as of July 31, 2025, or approximately $15.0 million in annualized labor costs.

•On June 14, 2026, we entered into the Purchase Agreement to sell the Disposal Group to Gilat. The Purchase Agreement provides for a base purchase price of $157.5 million in cash, subject to customary adjustments as defined in the Purchase Agreement. Upon execution of the Purchase Agreement, we received a $10.0 million Advance Payment. The Strategic Transaction is expected to close in calendar 2026, subject to certain closing conditions and regulatory approvals. The consummation of the Strategic Transaction does not require the approval of our common stockholders.

•As discussed above in Part 1 - Item 1. Business - Overview, in June and July 2026, we also amended our existing credit facilities and agreed to exchange the existing series of convertible preferred stock with a new series of convertible preferred stock upon consummation of the Strategic Transaction. These actions not only provide the necessary consents to the Strategic Transaction, but also deliver immediate enhancements to our financial flexibility.

Our improved operational and financial performance resulting from our transformation plan afforded us the opportunity to enter into the Strategic Transaction, as well as to obtain the various amendments to our Credit Facility, Subordinated Credit Facility and convertible preferred stock agreements. Collectively, the Strategic Transaction and fiscal 2026 amendments to our Credit Facility, Subordinated Credit Facility and convertible preferred stock agreements, at a time when we were in compliance with our covenants, represent a successful outcome of our previously announced strategic review processes, and position us to prepay significant portions of our Credit Facility and Subordinated Credit Facility and enhance our overall financial flexibility as we seek to further address our capital structure. Upon closing the Strategic Transaction, we will use the net cash proceeds to substantially reduce debt and then seek to recapitalize the business and reduce the cost of capital, in order to provide a stronger and healthier financial position for the remaining Allerium operations.

As we await regulatory approval of the Strategic Transaction, we will be executing a transformation plan to further align the organization to be purpose-built to support Allerium's anticipated growth from increasing demand for next-generation public safety technologies and services. With an improved capital structure, streamlined organization and a clear strategic focus, Allerium is poised to capitalize on its leadership in the public safety market by directing investment, innovation, and execution around a single mission-critical market with significant long-term demand drivers as public safety solutions continue to evolve from voice-based connections to data-centric communication, coordination and real-time AI-enhanced decision-making. With a simpler operating model, a strengthened balance sheet and a single strategic focus, Allerium hopes to accelerate its growth of recurring software and services revenue and expand margins and operating leverage while investing more decisively in the innovation its public safety customers depend upon.

There can be no assurance that our plans will result in acquisitions, divestitures or other strategic changes or outcomes. Also, while anticipated to improve our profitability in future periods, such actions will likely result in near-term restructuring charges.

Sales, Marketing and Customer Support

Sales and marketing strategies include direct sales through sales, marketing and engineering personnel, indirect sales through independent representatives, value-added resellers, and sales through a combination of the foregoing. We devote resources to evaluating and responding to requests for proposals by customers around the world and, as needed, we employ the use of specialized consultants to develop our proposals and bids.

We intend to continue to expand international marketing efforts, as needed, by engaging additional independent sales representatives, distributors and value-added resellers and by establishing foreign sales offices. In addition, we expect to leverage our relationships with larger companies (such as large mobile wireless operators) to market our technology solutions. In fiscal 2027, we expect to continue expanding our social media and Internet presence and further developing an updated marketing and branding strategy, such as fully transitioning to the new Allerium brand.

We are pre-qualified as an approved vendor for certain government contracts. We collaborate in sales efforts under various arrangements with integrators. Our marketing efforts also include advertising, public relations, speaking engagements and attending and sponsoring industry conferences.

Our management, technical and marketing personnel establish and maintain relationships with customers. Our sales strategies include a commitment to providing ongoing customer support for our solutions. This support involves providing direct access to engineering staff or trained technical representatives to resolve technical or operational issues.

Our solutions in many of our product areas have long sales cycles. Once a solution is designed into a system, application or platform, customers may be reluctant to change the incumbent supplier due to the extensive qualification process and potential redesign required in using alternative sources. In addition, in recent years, we have found that overall sales cycles for each of our product areas have significantly increased, as we continue to support our customer's overall migration and upgrade to newer designs and technologies.

Sales by geography and customer type, as a percentage of related net sales, are as follows:

	Fiscal Years Ended July 31,
	2026	2025
	Allerium
Domestic	82.3%	69.2%
U.S. government	9.0%	23.3%
Total U.S.	91.3%	92.5%

International	8.7%	7.5%
Total	100.0%	100.0%

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Sales to U.S. government customers include sales to the U.S. Department of War ("DoW"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. International sales for fiscal 2026 and 2025 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $21.6 million and $22.4 million, respectively.

For fiscal 2026, a domestic top tier mobile network operator and a Northeastern state contributed 17.0% and 12.6%, respectively, of net sales. For fiscal 2025, the U.S. Government and a domestic top tier mobile network operator contributed 23.3% and 15.3%, respectively, of net sales. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for fiscal 2026 and 2025.

When we sell internationally, we denominate most of our contracts in U.S. dollars. Some of our sales to international customers are paid for by letters of credit or on an open account. From time to time, some of our customers may require us to provide performance guarantees.

Backlog

Our backlog is defined as orders (sometimes also referred to herein as bookings) that we believe to be firm. Our backlog as of July 31, 2026 was $520.4 million. We estimate that approximately 80% of the backlog as of July 31, 2026 will be recognized as sales during the next thirty-six month period, of which approximately 40% is estimated to be recognized during fiscal 2027. Such estimate could be impacted by our transformation plan discussed throughout this Form 10-K.

At July 31, 2026, 88.9% of our backlog consisted of orders for use by U.S. commercial customers, 2.1% consisted of U.S. government contracts, subcontracts and government funded programs, and 9.0% consisted of orders for use by international customers (including sales to U.S. domestic companies for inclusion in solutions that will be sold to international customers).

A significant portion of the backlog from our U.S. commercial customers relates to large, multi-year contracts to provide state and local governments (and their agencies) with 9-1-1 public safety and location technology solutions. Although the contracts themselves represent legal, binding obligations of these governments, funding is often subject to the approval of budgets (for example, on an annual or bi-annual basis). Although funding for these multi-year contracts is dependent on future budgets being approved, we include the full estimated value of these large, multi-year contracts in our backlog given the legal obligations of the customer, the critical nature of the services being provided and the positive historical experience of our state and local government customers passing their respective budgets.

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

When we acquire a company with existing contracts, we only record bookings in the period of acquisition for those contracts that meet our definition.

Almost all of the contracts in our backlog are subject to modification, cancellation at the convenience of the customer, or for default in the event that we are unable to perform under the contract.

There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual amount and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual recognition of revenue on contracts included in backlog may never occur or may change because a program schedule could change, a customer may not follow up with order details (e.g., delivery instructions), fluctuations in currency exchange rates after an order is placed could cause our products to become too expensive for a foreign customer, a customer’s program could be canceled, a contract could be reduced, modified or terminated early due to changes in a customer’s priorities, funding may not be included in future budgets, actual indirect rates being reimbursed on U.S. government contracts may ultimately be less than those indirect rates included in our initial proposals, or an option that we had assumed would be exercised is not exercised. As a result of these contingencies, we may adjust our backlog if we determine that such orders are no longer firm and/or funded. In addition to adjustments from these types of contingencies, variations in backlog from time to time are attributable, in part, to changes in sales mix, the timing of contract proposals, the timing of contract awards, delivery schedules on specific contracts, new bookings obtained through acquisitions or reductions due to divestitures or other restructuring type activities. Backlog in our Allerium segment has been, and could be, highly influenced by the nature and timing of orders received from federal, state and local governments and defense-related agencies, causing such orders to be subject to unpredictable funding, deployment and technology decisions by such customers. As a result, we believe our backlog and orders, at any point in time, are not necessarily indicative of the total sales anticipated for any future period.

For more information about risks pertaining to our backlog, see the discussion of those risks outlined in Item 1A – Risk Factors under Part I of this Form 10-K.

Research and Development

We have established leading technology positions in our fields principally through internal research and development activities. Internal research and development expenses are reported as research and development expenses for financial reporting purposes and were $11.6 million and $11.7 million in fiscal 2026 and 2025, respectively, representing 4.6% and 3.9% of total consolidated net sales, respectively, for these periods.

In fiscal 2026 and 2025, we undertook engineering efforts related to internal use software and capitalized $6.3 million and $3.9 million, respectively.

Intellectual Property

We rely upon trade secrets, technical know-how, continuing technological innovation and, with respect to certain key technologies, patents to develop and maintain our competitive position. The solutions we sell require significant engineering design and integration expertise. For technological capabilities that are not protected by patents or licenses, we generally rely on the expertise of our employees and our learned experiences in both the design and integration of our solutions and the delivery of our services.

Some of our key technology is protected by patents that are significant to protecting our proprietary technology. We do not expect that upon expiration of these patents, our future results will be negatively impacted.

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

We have filed additional patent applications for certain apparatus and processes we believe we have invented covering key features of location services, wireless text alerts, SMS Center, mobile-originated data and E-9-1-1 network software. There is no assurance that any patent application will result in a patent being issued by the U.S. Patent and Trademark Office or other patent offices, nor is there any guarantee that any issued patent will be valid and enforceable. Additionally, foreign patent rights may or may not be available or pursued in any technology area for which U.S. patent applications have been filed.

Almost all the solutions we sell include technology and other technical know-how that we have internally developed. In past instances where we have provided government-purpose rights, to our knowledge, the U.S. government has not exercised any of these rights. To the extent that we have provided or will provide government-purpose rights in the future, we believe that given the rapidly changing nature of our technology, our future success will depend primarily on the technical competence and creative skill of our personnel, rather than any contractual protection.

Competition

Our business is highly competitive and characterized by rapid technological change. Some of our competitors are substantially larger, have significantly greater financial, marketing, research and development, technological and operating resources and broader product lines than we have. Other companies are developing new technologies and the shift towards open standards will likely result in increased competition. A significant technological breakthrough by others, including new companies, our existing competitors and our customers, could have a material adverse effect on our business. Our future success depends on, among other things, our ability to keep pace with such changes and developments and to respond to the increasing variety of electronic equipment users and transmission technologies.

Some of our customers have subsidiaries or divisions that compete against us. In addition, new and potential competitors are always emerging. Certain of our customers, who currently outsource their engineering and integration requirements to us, have technological capabilities in our product areas and could choose to replace our solutions with solutions they develop. In some cases, we partner or team with companies (both large and mid-tier) to compete against other teams for large programs. In some cases, these same companies may be among our competitors.

Allerium competes across multiple public safety and mobile network technology markets, including Next Generation 9-1-1 infrastructure, emergency communications software, cloud-native call handling, location technologies, messaging platforms and related cybersecurity solutions. Competition varies by product and geographic market and includes the following companies, among others:

AT&T Inc., Atos, Axon Enterprise, Inc., Bandwidth.com, Carbyne (acquired by Axon), Central Square Technologies, DataMark (Digital Data Technologies/DDTI), 8x8, Inc., Everbridge, Inc. (acquired by Thoma Bravo), Frequentis GeoComm, Immersive Labs, INdigital (acquired by Novacap), Intersec, Intrado Life & Safety, Inc., Invictus Apps, Inc. d/b/a PREPARED (acquired by Axon), LM Ericsson, Lumen Technologies, Inc. (formerly, CenturyLink, Inc.), Mavenir, Mobilaris AB, Mobile Arts AB, Motorola Solutions, Inc., NGA911, NextNav, Inc., Nokia Networks (a subsidiary of Nokia Corporation), Octave Intelligence Limited (formerly, Hexagon AB), Polaris Wireless, RapidDeploy Inc. (acquired by Motorola Solutions), RapidSOS, Sinch AB (Inteliquent), Synergem Technologies, SS8, TomTom N.V., Versaterm Public Safety Inc., WestTel and Zetron.

We believe that competition is based primarily on technology innovation, product performance, reputation, delivery times, customer support and price. Due to our proprietary know-how, we believe we can develop, produce and deliver solutions on a cost-effective basis faster than many of our competitors.

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

Human Capital

Our employees and our culture are regarded as keys to our success to retain top talent, boost productivity and align with our company’s mission. Our comprehensive people strategy continues to focus on developing a meaningful plan to enhance our employees’ experience and promote people-centric policies. We are passionate about building impactful employee engagement through diverse programs, initiatives, and opportunities. As part of this strategy, we aim to foster a workplace where employees feel a strong sense of belonging and connection, where their perspectives are valued, and where they are empowered to pursue opportunities that fuel their professional passions. Our People Strategy also emphasizes strategic recruitment, talent development and retention, competitive benefits and wellness programs, and a deep commitment to employee health, safety, and overall well‑being.

Employee Experience
We believe that a positive and welcoming environment leads to greater involvement and connection to the organization that fosters a sense of proactive belonging, a key component for achieving a sustainable impact. At the heart of our approach is the intentional act of bringing people together across social, cultural and experiential gaps. By creating opportunities for provocative thinking and meaningful experiences, we are able to challenge assumptions that disrupt our innate habits of thinking and behaving. We strive for an environment where all employees feel that they belong, are accepted, included, respected and supported as individuals.

We expect our employees and contractors to foster authentic connections and cultivate hospitable spaces. Our policy promotes equal employment opportunities without discrimination or harassment on the basis of race, color, national origin, religion, sex, age, disability, or any other status protected by law. Our senior leadership team drives these efforts across the enterprise to cultivate a strong culture of inclusivity and purpose.

We frequently organize events or engagements where employees are encouraged to participate to celebrate our workforce and our communities. Events include Men’s Health Awareness, Breast Cancer Awareness Month, Autism Awareness Month, and Pride Month, among others. In fiscal 2026, we continued our commemoration of "Honor Week” by spotlighting our veteran employees and recognizing their accomplishments. We are continuously working to build stronger employee connections through several new initiatives. This year we added the “Rise and Shine” award which represents the pinnacle of employee and manager recognition. In addition, we created “Appreciation Stations” at each location to provide employees an opportunity to send appreciation postcards to colleagues.

Our leadership team continues to inspire a positive corporate culture that emphasizes transparency, empowerment and accountability, in which employees are increasingly taking pride in contributing to our collective success, which has enhanced morale, employee retention and performance, as evidenced by our employee satisfaction pulse surveys and fiscal year attrition rates. Strong communication is the key to providing the foundation for an engaged workforce. Company news, employee opportunities, company initiatives and events are communicated through our company-wide intranet, monthly segment town hall meetings, company-wide town hall meetings, at least quarterly, which are led by our Chief Executive Officer and senior leadership team. We continued our "Meet the Team" series, profiling one employee each month in a monthly article released on our intranet and continued the “MORE” program (which stands for "Moments of Recognition Every Day") to showcase our appreciation for our employees' contributions and successes. To further enhance our communication strategy, we developed a “Change Champion Network” to support employees through the transition of the divestiture of most of our legacy Satellite and Space Communications segment, serving as a structured, two-way communication and readiness bridge, comprised of trusted leaders and influencers who can help reinforce consistent messages, clarify leadership intent and help surface employee sentiment, feedback and risks quickly.

Talent Acquisition and Management
To meet and execute our strategic business goals, we are committed to ensuring that our employees find their careers at Allerium filled with purpose, growth and fulfillment. We are focused on sourcing, attracting and retaining top talent, including those with engineering, science and technical backgrounds. We continuously review the skillsets required to meet our customers’ needs and reflect this review in our recruitment efforts. To promote this initiative, we use a variety of recruiting platforms aimed at attracting talent of various backgrounds and cultures and professional connections. We aim to create personalized development plans during our talent, promotion and succession planning.

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

Comtech successfully relaunched its Internship Program in fiscal 2026, restoring a structured summer development experience. The program provides project‑based assignments aligned to business objectives, paired with mentorship, professional development, and a renewed university engagement strategy to strengthen long‑term talent pipelines. Following the relaunch, the program has re‑energized internal teams and reinforced a continuous pathway from internship to co‑op and full‑time employment.

At July 31, 2026, we had a total of 1,292 employees (including temporary employees and contractors), of which 475 were employed by our discontinued operations. Allerium had 817 employees, 463 of whom were engaged in production and production support, 193 in research and development and other engineering support and 161 in marketing and administrative functions, including sales, accounting and finance, tax and information technology. None of our U.S. employees are represented by a labor union. Of our total employees, 224 are based outside of the U.S., including 124 in Canada and 84 in India. We believe our employee relations are good.

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

All employees and their households have access to an employee assistance program, as well as a health advocate program to help with all aspects of benefits, family life, financial concerns, legal issues and transition to retirement. Assistance is available 365 days per year, 24 hours per day. This year, employees had an opportunity to participate in several wellness events as a company-wide challenge.

We rigorously review our benefit and compensation plans to maintain competitive packages that reflect the wellness needs of our workforce and the marketplace as part of our financial wellness initiatives. These programs include a 401(k) plan, comprehensive health packages and welfare benefits, among many others. In fiscal 2026, we introduced a commuter benefits program that provides employees with tax‑advantaged savings on eligible commuting expenses.

We support pay equity for all employees within the same geographic area, experience level and performance standards. Our job architecture program provides simplicity and clarity on roles (levels, titles, scope), mobility (visibility into potential career paths), alignment (of roles with organizational goals and objectives) and equity (a framework designed to support fair compensation practices).

Environment
We are committed to reducing our environmental impact across our value chain, including in the design of our solutions, operation of our facilities and procurement of materials. We are also committed to maintaining compliance with the various global environmental regulations that are applicable to our business, including with respect to the waste and emissions generated at our facilities. Our Board of Directors is responsible for the oversight of our environmental efforts, and the management of climate-related issues is overseen by our Chief Legal Officer.

We seek to increase efficient usage of building space and we offer our employees incentives to promote greener commuting options through rideshare programs.

We are committed to providing a workplace which values the health, safety, and well-being of our employees, contractors and visitors to our facilities, complying with Environment, Health and Safety ("EHS") legal requirements, and minimizing EHS risk. In fiscal 2026, we continued to support our EHS goals of engaging employees at all levels of the organization in the prevention of work-related injuries and illnesses, reducing environmental impacts and fostering a culture of continuous improvement.

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

As a U.S. government contractor and or subcontractor, from time to time, we are subject to a variety of rules and regulations, such as the Federal Acquisition Regulation ("FAR"). Individual agencies can also have acquisition regulations. For example, the DoW implements the FAR through the U.S. Defense Federal Acquisition Regulation Supplement (commonly known as "DFARS"). For certain Federal government entities, the FAR regulates the phases of any product or service acquisition, including: acquisition planning, competition requirements, contractor qualifications, protection of source selection and vendor information, and acquisition procedures. In addition, the FAR addresses the allowability of supplier costs, while Cost Accounting Standards address how those costs can be allocated to contracts. The FAR also subjects suppliers to audits and other government reviews. These reviews cover issues such as cost, performance and accounting practices relating to our contracts. The government may challenge a supplier's costs and fees or require corrective actions which can delay programs and increase our costs. Suppliers are also required to comply with the National Industrial Security Program Operating Manual for the handling of classified materials and programs and is administered by the Defense Counterintelligence and Security Agency (“DCSA”). Suppliers who do not comply with these various regulations may lose and/or become ineligible for facility security clearances and/or participation in classified and non-classified programs.

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

In fiscal 2026, $22.4 million or 9.0% of our consolidated net sales were to the U.S. government (including sales to prime contractors to the U.S. government). Of this amount, firm fixed-price and cost-reimbursable type contracts (including fixed-fee, incentive-fee and time and material type contracts) accounted for $17.7 million and $4.7 million, respectively.

Regulatory Matters

In addition to the rules and regulations that pertain to us as a U.S. government contractor and or subcontractor, we are also subject to a variety of local, state and federal governmental regulations.

Our solutions that are incorporated into wireless communications systems must comply with various government regulations, including those of the FCC. Our facilities, which may store, handle, emit, generate and dispose of hazardous substances that are incorporated into our solutions, are subject to a variety of local, state and federal regulations, including those issued by the Environmental Protection Agency. Our solutions are also subject to European Union directives related to the recycling of electrical and electronic equipment.

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

More so in the past, certain of our international sales are subject to U.S. and foreign regulations such as the Arms Export Control Act, the International Emergency Economic Powers Act ("IEEPA"), the International Traffic in Arms Regulations ("ITAR"), the Export Administration Regulations ("EAR") and the trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control ("OFAC"), the Department of Commerce ("DoC"), the Department of State and their foreign counterparts as well as other applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations. We must comply with all applicable export control laws and regulations of the U.S. and other countries. Certain of our solutions may require licenses from U.S. government agencies for export from the U.S. or other countries, and some of our solutions are not permitted to be exported. We cannot be certain that we will be able to obtain necessary export licenses, and such failure would materially adversely affect our operations. If we are unable to receive appropriate export authorizations in the future, we may be prohibited from selling our solutions internationally, which may limit our sales and have a material adverse effect on our business, results of operations and financial condition. In certain cases, U.S. and foreign export controls also severely limit unlicensed technical discussions, such as discussions with any persons who are not U.S. citizens or permanent residents. As a result, in cases where we may need an export license, our ability to compete against a non-U.S. domiciled foreign company that may not be subject to the same U.S. laws may be materially adversely affected. In addition, we are subject to the FCPA and other local laws that generally bar bribes or unreasonable gifts to foreign governments or officials. Violations of these laws or regulations could result in significant sanctions, including disgorgement of profits, fines and criminal sanctions against us, our officers, our directors or our employees, more onerous compliance requirements, more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. A violation of any of the regulations enumerated above could materially adversely affect our business, financial condition and results of operations. Additionally, changes in regulatory requirements could further restrict our ability to deliver solutions to our international customers or negatively impact our business, including the addition of a country to the list of sanctioned countries under the IEEPA or similar legislation.

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

Our financial reporting, corporate governance, public disclosure and compliance practices are governed by laws such as the Sarbanes-Oxley Act of 2002, Dodd-Frank Act of 2010, and rules and regulations issued by the SEC. The SEC has adopted rules which require, among other things, public companies to conduct certain inquiries to determine whether or not Conflict Minerals (as that term is defined in the SEC rules) that are necessary to the functionality of their manufactured products or their product's production processes originated in a Covered Country (as that term is defined in the SEC rules) and ultimately file a report with the SEC. Conflict Minerals are widely used in many industries, including the telecommunications industry and almost all of our solutions include component parts purchased from third-party suppliers and we must rely heavily on information received from suppliers to determine the origin of those materials. We have implemented a due diligence program consistent with the Organization for Economic Co-operation and Development guidelines to collect information concerning the country of origin of Conflict Minerals and in that regard, have adopted a policy that requires our suppliers (both public and private) to commit to a code of conduct relating to the responsible sourcing of minerals and to establish a policy to reasonably assure that the products they manufacture do not contain Conflict Minerals that originated in a Covered Country. Efforts to comply with this SEC rule have resulted in additional costs to us and, we believe, to our suppliers. As such, the availability of raw materials used in our operations could be negatively impacted and/or raw material prices could increase. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers, which could place us at a competitive disadvantage and could harm our reputation.

ITEM 1A. RISK FACTORS

The following describes major risks to our business and should be considered carefully. Any of these factors could significantly and negatively affect our business, prospects, financial condition, or operating results, which could cause the trading prices of our equity securities to decline. Given the pending nature of the Strategic Transaction, the following summary also describes risk factors relating to the discontinued portion of our Satellite and Space Communications ("S&S") business. The risks described below are not the only risks we may face. Additional risks and uncertainties not presently known to us, or risks that we currently consider immaterial, could also negatively affect us.

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

•Ongoing instability and conflicts in global markets, including in Ukraine, Iran, the Gaza Strip, Israel, Lebanon and other countries in the Middle East and Asia, and the attending possibility of economic sanctions, have created and may continue to create economic and political disruption that could adversely impact our revenue, gross margins and financial results.

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

•A change by wireless carrier partners in the pricing and other terms by which they offer our products to their end-customers could have a material adverse affect on our business, results of operations and financial condition.

•Disputes with our subcontractors or key suppliers or their inability to deliver on a timely basis, could cause delays in our performance.

•Our estimates regarding future warranty obligations may change based on a variety of factors, impacting future cost of revenue.

Risks Related to Satellite and Space Communications Segment and Strategic Transaction
•The U.S. government's budget deficit, as well as a breach of the debt ceiling, could have an adverse impact on our operations.

•Our business is highly dependent on the budgetary decisions of our government customers.

•Our contracts with the U.S. government are subject to unique business, commercial and government audit risks.

•Our dependence on sales to international customers exposes us to unique business, commercial and export compliance audit risks.

•The announcement and pendency of the proposed Strategic Transaction with an affiliate of Gilat Satellite Networks Ltd could adversely affect our business, financial results and operations.

•Failure to complete the proposed Strategic Transaction with an affiliate of Gilat Satellite Networks Ltd could adversely affect our business and the market price of shares of our common stock.

•If the pending sale of most of our S&S business is completed, we may not achieve the anticipated benefits of the Strategic Transaction, and the Strategic Transaction may expose us to new risks.

Strategic Growth Risks
•We face a number of risks relating to the expected long-term growth of our business.

•Loss of our executive officers or other key personnel or other changes to our management team could disrupt our operations and growth plans or harm our business.

•We currently have indebtedness outstanding, and may incur substantial indebtedness in the future. We must service our debt and maintain compliance with various covenants under credit facilities that impose restrictions on our business.

•Divestitures of portions of our business in the course of carrying out our transformation plan, such as the Strategic Transaction, and reshaping our product portfolio could prove difficult to carve out, disrupt our business, dilute stockholder value or adversely affect operating results or the market price of our common stock.

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

In addition, beginning in the second quarter of fiscal 2025, the U.S. announced or implemented further changes to trade policies, including adding new or modifying existing tariffs on imports, in some cases significantly. In response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. Separately, on February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act of 1977. The impact of these tariffs is subject to a number of factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any retaliatory responses to such actions that the target countries have taken or may take and any mitigating actions that may become available. Although some of these tariffs have been paused, reduced or vacated, there continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. Tariffs and any retaliatory actions, if implemented, could significantly increase the cost of our products and result in lower demand for our products, delivery delays, and terminations of orders by customers. The uncertainty in the trade environment may also contribute to broader macroeconomic and financial market weakness and volatility, such as inflationary pressures affecting interest rates and volatility in the stock market affecting the price of our common stock. While we continue to evaluate the potential impact of these and any future tariffs and trade restrictions on our business, given the volatility and uncertainty regarding the scope and duration of such tariffs and other aspects of U.S. and foreign government trade policies, their ultimate impact on our operations and financial results remains uncertain.

We obtain certain components and subsystems from a single source or a limited number of sources. Some of our single source suppliers, particularly those that provide satellite ground station and troposcatter components, have in the past reported to us that they are having disruptions in their respective supply chains. These single source components are in limited supply with very long lead times. In some cases, we have now depleted our stock inventory and we are on waiting lists to obtain additional components. In order to ship certain items in the future, we must obtain additional components to produce certain finished goods. We continue to seek new suppliers and inventory elsewhere. In light of current challenges in the supply chain, we may not be able to qualify alternate suppliers for our components timely, or at all.

Heading into fiscal 2027, we have a significant portion of our anticipated revenues in funded backlog. However, if shipments from our backlog are delayed, we are unable to perform as expected on orders accounted for over time, or we are unable to obtain expected orders or components, we may not achieve our business outlook. The aforementioned supply chain constraints, and their related challenges could result in, among other things, future shortages, increased material costs or use of cash, engineering design changes, late delivery penalties and delays in new product introductions, each of which could adversely impact our revenue, gross margins and financial results. There can be no assurance that the impacts of any or all the aforementioned conditions will not continue, or worsen, in the future.

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

Terrorist attacks, the U.S. and other governments' responses thereto, and threats of war could adversely impact our business, results of operations and financial condition. For example, our 9-1-1 hosted location-based services and satellite teleport services operations depend on our ability to maintain our computer equipment and systems in effective working order, and to protect our systems against damage from fire, natural disaster, terrorist attack, power loss, telecommunications failure, sabotage, unauthorized access to our system or similar events.

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

We design and manufacture our over-the-horizon microwave equipment and systems in Florida, where major hurricanes have occurred in the past, and amplifiers in Santa Clara, California, an area close to major earthquake fault lines. Additionally, certain of our Allerium activities are conducted in Washington State near a fault line. We maintain operations in Maryland near a U.S. Navy facility which may be more prone to a terrorist attack. Our operations in these and other locations (such as in our high-volume technology manufacturing center located in Arizona), could be subject to natural disasters or other significant disruptions, including hurricanes, tornadoes, typhoons, tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, medical epidemics, acts of terrorism, power shortages and blackouts, telecommunications failures, and other natural and man-made disasters or disruptions.

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

Ongoing instability and conflicts in global markets, including in Ukraine, Iran, the Gaza Strip, Israel, Lebanon, and other countries in the Middle East and Asia, and the attending possibility of economic sanctions, have created and may continue to create economic and political disruption that could adversely impact our revenue, gross margins and financial results.

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

We are continuing to execute a plan to transform Comtech through the exploration of opportunities to enhance profitability, efficiency and focus, and the implementation of additional operational initiatives to both achieve profitable results from operations, as well as to align our go-forward cost structure with our future state business. There can be no assurance that any of these initiatives will result in outcomes on terms acceptable to us or at all. Even if any of these initiatives were completed, there can be no assurance as to the timing of completing these activities. Moreover, we may not realize any or all of the anticipated benefits from our pursuit of these initiatives, and related transactions could in fact adversely affect our business. Our ability to realize the anticipated benefits of our transformation plan will depend, to a large extent, on our ability to continue to focus on, and to achieve, more predictable growth related to our remaining business. Some of the anticipated benefits may not occur for a significant period of time. In addition, we may retain certain liabilities or obligations related to any disposed businesses that may arise under contract or law, or may have difficulties enforcing our rights, contractual or otherwise, against the buyer. The outcome of these initiatives and the related transactions may not enhance long-term stockholder value as anticipated. Further, our transformation plan could result in near-term restructuring charges and a material impairment of our goodwill and/or intangible assets, among other things.

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

At both July 31, 2026 and October 13, 2026 (the date closest to the issuance date), total outstanding borrowings under our Credit Facility were $108.5 million, with no amounts drawn on the Revolving Loan. At July 31, 2026 and October 13, 2026, our available sources of consolidated liquidity totaled $61.3 million and $51.3 million, respectively, which includes qualified cash and cash equivalents of $34.0 million and $24.0 million, respectively (including cash and cash equivalents related to discontinued operations), and the remaining available portion of our Revolving Loan facility of $27.3 million as of each such date.

As of the issuance date, we expect cash and cash equivalents, cash flows from operating and financing activities, including access to our Revolving Loan facility, and net proceeds from investing activities to be our principal sources of liquidity. We believe these combined sources of liquidity will be sufficient to fund our operating needs and our cash commitments for investing and financing activities over the next year following the issuance date.

Over the next year beyond the issuance date, in addition to the net proceeds from the sale of most of S&S' business, we believe that we will be able to generate sufficient positive cash inflows and maximize the remaining available portion of the Revolving Loan under our Credit Facility to continue as a going concern and comply with the covenants contained in our credit facilities. Our ability to meet future anticipated liquidity needs over the next year beyond the issuance date will largely depend on our ability to execute on our operational strategy, generate positive cash inflows from operations, maximize the remaining available portion of the Revolving Loan under our Credit Facility and or secure outside capital. Our ability to do so may also be affected by general economic, financial and other factors which are beyond our control. As such, there can be no assurances that our plans will be successful or that our projections will materialize.

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

As of July 31, 2026, we had $77.9 million of contract assets, including amounts from discontinued operations, recorded on our Consolidated Balance Sheet, commonly referred to as unbilled receivables. Under U.S. generally accepted accounting principles, such contract assets generally result from timing differences between (a) when we must recognize revenue on contracts based on our activities to satisfy performance obligations related to products that have no alternative use and for which we have the right to payment in the event of a contract termination, and (b) when we can invoice our customers under the terms of those associated contracts (i.e., which is often based on our successful achievement of a milestone, such as an acceptance test or physical delivery of a product). Unbilled receivables remain at risk for collection due to several factors, including but not limited to our inability to meet invoicing milestones, customer contracts being terminated for default or actual indirect rates on cost reimbursable contracts ultimately being less than those rates estimated for revenue recognition purposes.

Contract cost growth on our firm fixed-price contracts, including most of our government contracts, cost reimbursable type contracts and other contracts that cannot be justified as an increase in contract value due from customers exposes us to reduced profitability and the potential loss of future business and other risks.

A substantial portion of our products and services are sold under firm fixed-price contracts. Firm fixed-price contracts inherently have more risk than flexibly priced contracts, particularly if they involve non-recurring engineering efforts that are not yet proven. This means that we bear the risk of unanticipated technological, manufacturing, supply or other problems, price increases or other increases in the cost of performance. Future events could result in either upward or downward adjustments to those estimates which could negatively impact our profitability. Operating margin could be materially adversely affected when contract costs that cannot be billed to the customer are incurred. This cost growth can occur if initial estimates used for calculating the contract price were incorrect, if estimates to complete increase or if we encounter unanticipated growth in research and development activity to support our firm fixed-price development contracts. To a lesser extent, we provide products and services under cost reimbursable type contracts which carry the entire burden of costs exceeding a negotiated contract ceiling price. Also, if contract costs grow beyond our customer's expectations or we are otherwise delayed in our performance, we may not be awarded future anticipated orders from customers related to their longer-term production needs.

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

We generate a significant portion of our revenue from customers that are wireless carriers. In addition, a portion of our revenue depends on subscriber demand for those services, which may vary by market and the level of subscriber turnover experienced by our wireless carrier partners. If subscriber turnover increases more than we anticipate, our financial results could be materially adversely affected.

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

Disputes with our subcontractors or key suppliers or their inability to deliver on a timely basis, could cause delays in our performance.

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

Risks Related to Satellite and Space Communications Segment and Strategic Transaction

The U.S. Government's budget deficit, as well as a breach of the debt ceiling, could have an adverse impact on our operations.

Our sales to government customers, primarily within the legacy Satellite & Space Communications segment, are highly dependent on the U.S. defense budget, which in turn is driven by an annual appropriation by Congress. These appropriations rarely align with the performance period of our contracts; for instance, most of our government contracts are only partially funded at inception. DoW budgets are driven by factors that are outside our control (such as economic conditions, administration policy shifts within the Executive branch and geopolitical events). Any one or combination of these factors may adversely impact our operations, resulting in a decline of sales and operating income.

Our business, in particular our legacy Satellite & Space Communications segment, is highly dependent on the budgetary decisions of our government customers, including the U.S. government (including prime contractors to the U.S. government), and changes in the U.S. government’s fiscal policies or budgetary priorities may have a material adverse effect on our business, operating results and financial condition.

During our fiscal years ended July 31, 2026 and 2025, sales to the U.S. government (including sales to prime contractors to the U.S. government), including discontinued operations, were $78.2 million and $151.3 million, or 18.0% and 30.3% of our consolidated net sales, respectively. In addition, 11.4% of our existing backlog consists of orders related to U.S. government contracts and future sales depend, in part, on significant new orders from the U.S. government, which undergoes extreme budgetary pressures from time to time.

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

Further, elections have introduced increased regulatory and economic uncertainty, including shifts in the spending priorities of the U.S. presidential administration and Congress and what challenges budget reductions will present for us and our industry generally. The U.S. government has implemented, and may continue to implement, initiatives focused on efficiencies, affordability and cost reductions, which may impact the availability of funding from U.S. government customers as a result of the elimination of departments and personnel or budgetary priorities or procurement practices and processes. Federal policy changes by the executive branch and regulatory agencies may occur over time as a result of new presidential administrations and/or Congress’ policy and personnel changes, which could lead to changes involving the defense industry. However, the nature, timing and economic and political effects of such potential changes remain highly uncertain. Any future changes in U.S. policy and the response of the U.S. to global geopolitical developments could affect us in substantial and unpredictable ways, and it is unclear whether and how any such changes, or uncertainty surrounding such changes will adversely affect our operating environment and, therefore, demand for our products, our business, financial condition and results of operations.

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

In addition, in recent years, political disputes concerning authorization of a federal budget have led to shutdowns of substantial portions of the federal government and other federal budget authorization delays. From October 1, 2025 to November 12, 2025, the U.S. federal government entered a shutdown due to a lapse in appropriations, resulting from a failure by Congress to pass a budget or continuing resolution. The U.S. federal government further experienced a brief, government-wide lapse from January 31, 2026 to February 3, 2026, and a subsequent 76-day lapse affecting certain Department of Homeland Security operations from February 14, 2026 to April 30, 2026. Congress has since enacted full-year appropriations legislation for all federal agencies for 2026. Federal budget delays and federal government shutdowns are unpredictable and may occur in the future. Federal government shutdowns have in the past led to, and may in the future continue to lead to, the suspension of non-essential government operations and services, delays in contract awards and renewals and interruptions in agency communications and decision-making processes, resulting in further heightened uncertainty. Prolonged or repeated shutdowns may result in delayed contract awards, delayed payments and adverse impacts on our results of operations and or cash flows. We may experience related supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors. All of the aforementioned conditions and factors could have a material adverse effect on our business, results of operations and financial condition. Additionally, cost cutting, efficiency initiatives, reprioritization, other affordability analyses, and changes in budgetary priorities by our governmental customers, including the U.S. government, could adversely impact our business. We are unable to predict the impact that federal government shutdowns or similar events could have on our business, financial position, results of operations or cash flows, and such events could disrupt program execution and impact the timing of payments from government customers.

Our contracts with the U.S. government are subject to unique business, commercial and government audit risks.

We depend on the U.S. government for a significant portion of our revenues, in particular with respect to our Satellite and Space Communications business. Our contracts with the U.S. government are subject to unique business and commercial risks, including:

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

Sales for use by international customers (including sales to U.S. companies for inclusion in products that will be sold to international customers and sales from discontinued operations) represented approximately 26.3% and 21.0% of our consolidated net sales for the fiscal years ended July 31, 2026 and 2025, respectively, and we expect that international sales will continue to be a significant portion of our consolidated net sales. These sales expose us to certain risks, including barriers to trade, declining trade relations, fluctuations in foreign currency exchange rates (which may make our products less price-competitive), political, legal, social and economic instability, exposure to public health epidemics, availability of suitable export financing, tariff regulations and other U.S. and foreign regulations that may apply to the export of our products. Some of our business partners also have international operations and are subject to the risks described above. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if our business partners are not able to successfully manage these risks. Although we take steps to mitigate our risk with respect to international sales, we may not be able to do so in every instance for any of the following reasons, among others:

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

•We must comply with all applicable export control laws and regulations of the U.S. and other countries - Certain of our products and systems may require licenses from U.S. government agencies for export from the U.S., and some of our products are not permitted to be exported. In addition, in certain cases, U.S. export controls also severely limit unlicensed technical discussions, such as discussions with any persons who are foreign nationals. As a result, in cases where we may need a license, our ability to compete against a non-U.S. domiciled foreign company that may not be subject to the same U.S. laws may be materially adversely affected. U.S. laws and regulations applicable to us include the Arms Export Control Act, the IEEPA, the ITAR, the EAR and the trade sanctions laws and regulations administered by the U.S. Treasury Department's OFAC. We are also subject to similar restrictions in other countries. Additionally, changes in regulatory requirements which could restrict our ability to deliver services to our international customers, including the addition of a country to the list of sanctioned countries under the IEEPA or similar legislation could negatively impact our business. For the fiscal years ended July 31, 2026 and 2025, we conducted no business with states designated as sponsors of terrorism.

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

•We must maintain a company-wide Office of Trade Compliance - In the past, we have self-reported violations of export control laws or regulations to the DDTC, Department of Commerce ("DoC"), OFAC and similar regulatory authorities in the jurisdictions where we have operations, including His Majesty's Revenue & Customs ("HMRC") in the U.K. See "Notes to Consolidated Financial Statements - Note (14)(a) - Commitments and Contingencies - Legal Proceedings and Other Matters - U.S. Export Matter" included in "Part II - Item 8. Financial Statements and Supplementary Data," included in this Form 10-K. In addition, we have made various commitments to U.S. government agencies that oversee trade and export matters and have committed that we will maintain certain policies and procedures including maintaining a company-wide Chief Trade Compliance Officer and Office of Trade Compliance and conducting ongoing internal assessments and reporting of any future violations to those agencies. Even though we take precautions to avoid engaging in transactions that may violate U.S. export control laws or regulations and their foreign counterparts, including trade sanctions, those measures may not be effective in every instance. If it is determined that we have violated export control laws or regulations or trade regulations in any jurisdictions, civil and criminal penalties could apply, and we may suffer reputational harm.

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

•We may be affected by current and future impositions of tariffs and trade restrictions - The U.S. has continued to adjust its trade policies in recent years, including adding new or modifying existing tariffs on imports, in some cases significantly, and other restrictive trade policies. Although some of these tariffs have been paused, reduced or vacated, there continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. Our inability to effectively manage the negative impacts of U.S. and foreign trade policies, including, in connection with our business with customers outside of the U.S. or with newly sanctioned entities could adversely affect our business and financial results.

The announcement and pendency of the proposed Strategic Transaction with an affiliate of Gilat Satellite Networks Ltd could adversely affect our business, financial results and operations.

On June 14, 2026, we entered into the Purchase Agreement to sell the Disposal Group to Gilat. The Purchase Agreement provides for a base purchase price of $157.5 million in cash, subject to customary adjustments as defined in the Purchase Agreement. Upon execution of the Purchase Agreement, we received a $10.0 million Advance Payment. The Strategic Transaction is expected to close in calendar 2026, subject to certain closing conditions and regulatory approvals. The consummation of the Strategic Transaction does not require the approval of our common stockholders.

The announcement and pendency of the Strategic Transaction may have an adverse effect on our operating results in the near term if our customers delay, defer, or cancel purchases pending completion of the Strategic Transaction. In addition, the announcement and pendency of the Strategic Transaction may cause reluctance by customers to begin or continue to do business with us due to potential uncertainty about the direction of our products and solutions following consummation of the Strategic Transaction. We are subject to additional risks in connection with the announcement and pendency of the proposed Strategic Transaction, including:

•Customers, suppliers and other business partners may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us;

•The restrictions imposed on our business and operations pursuant to certain covenants set forth in the Purchase Agreement may prevent us from pursuing certain opportunities, entering into certain contracts with customers and suppliers, or taking certain other actions without Buyer’s approval;

•We may be unable to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles following completion of the proposed Strategic Transaction, and our employees could lose productivity as a result of uncertainty regarding their employment following the proposed Strategic Transaction;

•The pendency and outcome of legal proceedings that may be instituted against us, our directors, executive officers and others relating to the proposed Strategic Transaction; and

•The pursuit of the Strategic Transaction and planning for the transition after the closing of the proposed Strategic Transaction may place a significant burden on management and other internal resources, and the diversion of management’s attention away from day-to-day business concerns and other opportunities that may have been beneficial to us could adversely affect our business, financial condition and operating results.

The occurrence of any of these events individually or in combination could have a material adverse impact on our results of operations and our stock price.

Failure to complete the proposed Strategic Transaction with an affiliate of Gilat Satellite Networks Ltd could adversely affect our business and the market price of shares of our common stock.

There is no assurance that the closing of the proposed Strategic Transaction with an affiliate of Gilat Satellite Networks Ltd will occur on the proposed terms, within the expected timeframe, or at all. The closing of the Strategic Transaction may be delayed, and the Strategic Transaction may ultimately not be completed, due to a number of factors. Consummation of the proposed Strategic Transaction is subject to various conditions, including the receipt of the CFIUS Approval (as defined in the Purchase Agreement) with respect to the proposed Strategic Transaction, and the receipt of certain other regulatory approvals, and certain other conditions. We cannot predict with certainty whether and when any of these conditions will be satisfied. In addition, the Purchase Agreement may be terminated under certain specified circumstances. If the proposed Strategic Transaction is not consummated, we may experience negative reactions from the financial markets, including negative effects on our stock price. We have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Strategic Transaction, as well as the direction of management resources towards the proposed Strategic Transaction, for which we will have received little or no benefit if the closing of the proposed Strategic Transaction does not occur. A failed transaction may result in negative publicity and a negative impression of us in the investment community. If the proposed Strategic Transaction is not consummated, there can be no assurance that any other transaction acceptable to us will be offered or that our business, prospects or results of operations will not be adversely affected. The occurrence of any of these events individually or in combination could have a material adverse impact on our results of operations and our stock price.

If the pending sale of most of our Satellite and Space Communications business is completed, we may not achieve the anticipated benefits of the Strategic Transaction, and the Strategic Transaction may expose us to new risks.

If the pending sale of most of our Satellite and Space Communications business is completed, our operational and financial profile will change significantly, with the Allerium business, the retained cyber security training and related services business and corporate functions comprising all of our continuing operations (collectively, the "Allerium business"). The portion of the Satellite and Space Communications business being sold to Gilat generated 42.7% and 39.8%, respectively, of our consolidated net sales for fiscal 2026 and 2025. Accordingly, our ability to realize the anticipated benefits of the sale of most of the Satellite and Space Communications business will depend significantly on our ability to successfully operate, grow and develop the Allerium business. In addition, some of the anticipated benefits may not occur for a significant time period following the completion of the Strategic Transaction. Any downturn in our Allerium business could therefore have a material adverse effect on our future operating results and financial condition and could materially and adversely affect the trading price of our common stock.

Immediately following the consummation of the Strategic Transaction, we would be a smaller and less diversified business, and our exposure to the risks inherent in our remaining business would increase. Our diversification of revenues, costs and cash flows would diminish, such that our results of operations, cash flows, working capital, and financing requirements may be subject to increased volatility and vulnerability to changing market conditions. Further, there can be no assurance that our credit ratings, access to financial markets and potential sources of liquidity and/or cost of financing would not be adversely impacted following the consummation of the Strategic Transaction. As a result, our ability to fund capital expenditures and investments and meet debt obligations and other liabilities may be diminished. Until the market has fully analyzed the value of the remaining business as a separate company, the price of our common stock also may experience volatility.

In addition, the consummation of the Strategic Transaction and other recent transformation initiatives may entail changes across our organizational structure, senior leadership, functional alignment and other areas. These changes have been and could continue to be disruptive to our business operations. Further, there can also be no assurance that the stranded costs or dis-synergies of such a transaction will not exceed the anticipated amounts. Any of the foregoing could have a material adverse effect on our business, results of operations, financial conditions and cash flows, and we cannot assure you that the remaining business, as a separate company, will be successful.

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

•We may not be able to improve our processes and systems to keep pace with anticipated growth - The future growth of our business may place significant demands on our managerial, operational, production and financial resources. In order to manage that growth, we must be prepared to improve and expand our management, operational and financial systems and controls, as well as our production capabilities. We also need to continue to recruit and retain personnel and train and manage our employee base. We must carefully manage research and development capabilities and production and inventory levels to meet product demand, new product introductions and product and technology transitions. If we are not able to timely and effectively manage our growth and maintain the quality standards required by our existing and potential customers, it could have an adverse effect on our business, results of operations and financial condition. Additionally, in light of various factors including but not limited to our announced transformation plan, we have postponed or re-prioritized certain initiatives that may result in certain inefficiencies or increased costs in the future.

•Our markets are highly competitive and there can be no assurance that we can continue to compete effectively - The markets for our products are highly competitive. There can be no assurance that we will be able to continue to compete successfully on price or other terms, or that our competitors will not develop new technologies and products that are more effective than our own. We expect the DoW’s increased use of commercial off-the-shelf products and components in military equipment will encourage new competitors to enter the market. Also, although the implementation of next-generation communications services is in its early stages in many developing countries, we believe competition will continue to intensify as businesses and foreign governments realize the market potential of such services. Many of our competitors have financial, technical, marketing, sales and distribution resources greater than ours. We continue to see requests for proposals from large wireless carriers for sole-source solutions and have responded to several such requests. In order to induce retention of existing customer contracts and obtain business on a sole-source basis, we may ultimately agree to adjust pricing on a retroactive basis. If our sole-source proposals are rejected in favor of a competitor’s proposal, it could result in the termination of existing contracts, which could have a material adverse effect on our business, results of operations and financial condition.

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

We depend on the efforts of our executive officers and certain key personnel. Any unplanned turnover or our failure to develop an adequate succession plan or business continuity plan for one or more of our executive officers or other key positions could have an adverse effect on our operating results and financial condition.

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

On June 17, 2024, we entered into a senior credit facility with a syndicate of lenders, which was subsequently amended on October 17, 2024, March 3, 2025, July 21, 2025, June 14, 2026 and July 30, 2026 (the "Credit Facility"). The Credit Facility consists of a term loan and an asset-based revolving loan. As of July 31, 2026 and October 13, 2026 (the date closest to the issuance date), total outstanding borrowings under our Credit Facility were $108.5 million at each date, with no amounts drawn on the Revolving Loan. See Notes to Consolidated Financial Statements - Note (8) Credit Facility included in Part II - Item 8. Financial Statements and Supplementary Data for more information.

On October 17, 2024, we entered into a subordinated credit facility with the existing holders of our convertible preferred stock, which was subsequently amended on March 3, 2025, July 21, 2025, June 14, 2026 and July 30, 2026 (the “Subordinated Credit Facility”). As of July 31, 2026 and October 13, 2026 (the date closest to the issuance date), total outstanding borrowings under our Subordinated Credit Facility were $102.0 million and $103.1 million, respectively, including interest paid-in-kind or accrued on the subordinated priority term loan outstanding at each date; such amounts do not include the 50%, or $32.5 million, Make-Whole Amount associated with the $65.0 million portion of the Subordinated Credit Facility. See Notes to Consolidated Financial Statements - Note (9) Subordinated Credit Facility included in Part II - Item 8. Financial Statements and Supplementary Data for more information.

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

Divestitures of portions of our business in the course of carrying out our transformation plan, such as the Strategic Transaction, and reshaping our product portfolio could prove difficult to carve out, disrupt our business, dilute stockholder value or adversely affect operating results or the market price of our common stock.

As part of our transformation plan, we explored strategic alternatives for our various businesses and product lines, including the potential sale or divestiture of assets or businesses. Such process led to our entering of the Strategic Transaction on June 14, 2026.

The pending Strategic Transaction and any future divestitures may result in the use of significant amounts of cash, increases to amortization expense and future write-offs of assets including intangibles. Divestiture related activities also involve risks that include failing to:

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

There can be no assurance that our transformation plan, including our pursuit of strategic alternatives such as the announced Strategic Transaction, will be successful within the anticipated time frame, or at all. There can also be no assurance that such activity will not adversely affect our business, results of operations or financial condition.

Our investments in recorded goodwill and other intangible assets could be impaired as a result of future business conditions, a deterioration of the global economy or if we change our reporting unit structure for any reason.

As of July 31, 2026, goodwill recorded on our Consolidated Balance Sheet related to continuing operations aggregated $176.1 million. Additionally, as of July 31, 2026, net intangibles recorded on our Consolidated Balance Sheet related to continuing operations aggregated $120.7 million. See Notes to Consolidated Financial Statements - Note (2) Business Divestiture, Note (15) Long-lived Assets, Including Goodwill and Note (16) - Intangible Assets included in Part II - Item 8. Financial Statements and Supplementary Data for more information.

Goodwill

For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, our legacy Satellite and Space Communications and Allerium segments each constitute a reporting unit, as such term is defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350 "Intangibles - Goodwill and Other," and we must make various assumptions in determining their estimated fair values. As a result of the Strategic Transaction entered into on June 14, 2026 and the change in how our CODM defined operating segments in the fourth quarter of fiscal 2026, we were required to assess goodwill for impairment. While no goodwill impairment was identified as part of this interim assessment, we may again, in the future, change the way we define our reporting units, which would require us to perform additional goodwill impairment tests and possibly record impairment charges.

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

On August 1, 2026 (the first day of fiscal 2027), we performed our annual quantitative assessment using market participant assumptions to determine if the fair value of goodwill exceeded its carrying value. Ultimately, based on our quantitative evaluation, we determined that Allerium had an estimated fair value in excess of its carrying value of at least 7.9%, and concluded that our goodwill was not impaired and that Allerium was not at risk of failing the quantitative assessment.

It is possible that, during the remainder of fiscal 2027 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, or our common stock price could further fluctuate. A significant decline in our customers' spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a quantitative assessment during fiscal 2027 or beyond. If assumed net sales and cash flow projections are not achieved in future periods, our common stock price significantly declines from current levels, and or we complete certain actions related to our transformation plan, our Allerium reporting unit could be at risk of failing the quantitative assessment and goodwill and intangibles assigned to the Allerium reporting unit could be impaired.

In any event, we are required to perform the next annual goodwill impairment analysis on August 1, 2027 (the start of our fiscal 2028). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods.

Net Intangibles with Finite Lives

Similar to goodwill, we also assess the recoverability of the carrying value of our long-lived assets, including identifiable intangible assets with finite useful lives, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of an asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. Based on our fiscal 2026 assessment, we believe that the carrying values of our net intangible assets were recoverable as of July 31, 2026. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

We face risks of cybersecurity threats ranging from, ransomware and denial-of-service, to attacks from more advanced and persistent, highly organized adversaries, including nation state actors, which target the defense industrial base and other critical infrastructure sectors. Our cybersecurity management team, also referred to as “InfoSec,” manages our overall information security strategy. InfoSec partners closely with our management team and Board of Directors to oversee and manage cybersecurity-related risks. More tactically, we routinely audit our systems and practices against the DFARS and Cybersecurity Maturity Model Certification ("CMMC") program, DoW’s cybersecurity requirements for handling government contracts and Controlled Unclassified Information ("CUI"), respectively. Nevertheless, similar to all companies in our industry, we are under constant cyber-attack and are subject to an ongoing risk of security breaches and disruptions of our IT networks and related systems, including third-party data center facilities, whether through actual breaches, cyber-attacks (including ransomware) or cyber intrusions via the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization. We also maintain databases with private information regarding our customers and our employees. Actual security breaches or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, have increased in recent years and have become more complex. Our IT networks and systems, as well as third-party data center facilities, have been and, we believe, will continue to be under constant attack. We face an added risk of a security breach or other significant disruption to certain of our equipment used on some of our customers' IT networks and related systems which may involve managing and protecting information relating to public safety agencies, wireless carriers as well as national security and other sensitive government functions. Many of our systems have, or are required to have, system redundancies and back-up; in some cases, we may not have sufficient redundancy and/or redundancy and/or back-ups may fail. We may incur significant costs to prevent and respond to system failures, failure of redundant system components, actual breaches, cyber-attacks and other systems disruptions.

As a communications company, and particularly as a government contractor and a provider of public safety and location technologies (including 9-1-1 hosted systems), we face a heightened risk of a security breach or disruption from actual breaches, cyber-attacks and other threats to gain unauthorized access to our and our customers’ proprietary or classified information on our IT networks, third-party data center facilities and related systems and to certain of our equipment used on some of our customers' IT networks and related systems. These types of information, IT networks and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers. There can be no assurance that our security efforts and measures will be effective or that actual security breaches or disruptions will not be successful or damaging. Techniques used in such breaches and cyber-attacks are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. In some cases, the resources of foreign governments may be behind such attacks. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk.

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

The laws, rules, and regulations dealing with U.S. federal, state and local and foreign income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, as well as similar agencies of international governments. Changes to tax laws (which changes may have immediate and/or retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made to applicable tax laws, such as those caused by the enactment of the One Big Beautiful Bill Act in the U.S. ("OBBBA"), and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

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

Our U.S. Federal income tax returns for fiscal 2023 through 2026 are subject to Internal Revenue Service ("IRS") audit. Our fiscal 2023 income tax return is currently under examination by the IRS. None of our state and foreign income tax returns prior to fiscal 2022 are subject to audit. Although adjustments relating to past audits of our federal and state income tax returns were immaterial, a tax assessment or settlement for other periods or other jurisdictions that may be selected for future audit could have a material adverse effect on our business, consolidated results of operations and financial condition.

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

Many of our products are incorporated into wireless communications systems that must comply with various U.S. government regulations, including those of the FCC, as well as similar state, local and international laws and regulations. As a result, our business faces increased risks including the following:

•We must obtain various licenses from the FCC - We operate FCC licensed teleports that are subject to the Communications Act of 1934, as amended, or the FCC Act, and the rules and regulations of the FCC. We cannot guarantee that the FCC will grant renewals when our existing licenses expire, nor are we assured that the FCC will not adopt new or modified technical requirements that will require us to incur expenditures to modify or upgrade our equipment as a condition of retaining our licenses. We may, in the future, be required to seek FCC or other government approval if foreign ownership of our stock exceeds certain specified criteria. As part of the Strategic Transaction entered into on June 14, 2026, we must also seek FCC approval to sell certain assets of the S&S business to Gilat. Failure to comply with these FCC policies could result in an order to divest the offending foreign ownership, fines, denial of license renewal and/or license revocation proceedings against the licensee by the FCC, or denial of certain contracts from other U.S. government agencies.

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

•Our future growth is dependent, in part, on developing NG9-1-1 compliant products - The FCC requires, among other things, that certain location information be provided to network operators for public safety answering points when a subscriber makes a 9-1-1 call. Technical failures, greater regulation by federal, state or foreign governments or regulatory authorities, time delays or the significant costs associated with developing or installing improved location technology could slow down or stop the deployment of our mobile location products. If deployment of improved location technology is delayed, stopped or never occurs, market acceptance of our products and services may be materially adversely affected. Because we rely on some third-party location technology instead of developing all of the technology ourselves, we have little or no influence over its improvement. The technology employed with NG9-1-1 services generally anticipates a migration to internet-protocol ("IP") based communication. Since many companies are proficient in IP-based communication protocols, the barriers to entry to providing NG9-1-1 products and services are lower than for traditional switch-based protocols. If we are unable to develop unique and proprietary solutions that are superior to and/or more cost effective than other market offers, our 9-1-1 business could get replaced by new market entrants, resulting in a material adverse effect on our business, results of operations and financial condition.

•Under the FCC’s mandate, our 9-1-1 business and emerging 988 opportunities are dependent on state and local governments - Under the FCC’s mandate, wireless carriers are required to provide 9-1-1 services only if state and local governments request the service. As part of a state or local government’s decision to request 9-1-1, they have the authority to develop cost recovery mechanisms. However, cost recovery is no longer a condition to wireless carriers’ obligation to deploy the service. If state and local governments do not widely request that 9-1-1 services be provided or we become subject to significant pressures from wireless carriers with respect to pricing of 9-1-1 services, our 9-1-1 business would be harmed and future growth of our business would be reduced.

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

However, despite these efforts, the system is still far from fully optimized. Challenges include staffing shortages, particularly for behavioral health professionals, and the need for technological improvements, like geo-routing to better connect callers with the appropriate local services. Some states are also exploring sustainable funding models, such as implementing 988 surcharges similar to those used for 9-1-1 services, to ensure long-term viability.

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

Over the past several years, there have been a number of laws and regulations enacted that affect companies conducting business on the Internet, including the GDPR. The GDPR imposes certain privacy related requirements on companies that receive or process personal data of residents of the European Union that are currently different than those in the U.S. and include significant penalties for non-compliance. Similarly, there are a number of state privacy laws, as well as legislative proposals in the U.S., at both the federal and state level, that could impose new obligations in areas affecting our business, such as liability for personal data protection. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. Our costs to comply with the GDPR as well any other similar laws and regulations that emerge may negatively impact our business.

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

•The regulatory environment for VoIP services is developing - The FCC has determined that VoIP services are not subject to the same regulatory scheme as traditional wireline and wireless telephone services. If the regulatory environment for VoIP services evolves in a manner other than the way we anticipate, our 9-1-1 business would be significantly harmed and future growth of our business would be significantly reduced. For example, the regulatory scheme for wireless and wireline service providers requires those carriers to allow service providers such as us to have access to certain databases that make the delivery of a 9-1-1 call possible. No such requirements exist for VoIP service providers, so carriers could prevent us from continuing to provide VoIP 9-1-1 service by denying us access to the required databases.

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

Because we are a publicly traded company, we are required to comply with provisions of securities laws, related regulations and financial reporting standards. Because securities laws, related regulations and financial reporting standards pertaining to our business are relatively complex, our business faces increased risks including the following:

•Our costs have in the past and could in the future increase as a result of our identification of material weaknesses within our control environment - Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules, we are required to furnish a report of management’s assessment of the effectiveness of our internal controls as part of our Form 10-K. Our independent registered public accountants are required to attest to and provide a separate opinion. To issue our report, we document our internal control design and the testing processes that support our evaluation and conclusion, and then we test and evaluate the results. See Part II - Item 9A Controls and Procedures for information related to material weaknesses identified in prior years and the status of our remediation efforts as of July 31, 2026. There can be no assurance that we will be able to remediate the remaining material weaknesses that we have identified as of July 31, 2026, or maintain all of the controls necessary for continued compliance. There likewise can be no assurance that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies.

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

Our management has concluded that our disclosure controls and procedures were not effective as of July 31, 2026 due to material weaknesses in internal control over financial reporting. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

After consultation with our independent registered public accounting firm, we concluded that we did not design and maintain an effective control environment commensurate with our financial reporting requirements based on the criteria in the COSO framework, as we lacked a sufficient complement of resources with an appropriate level of knowledge and experience to establish effective processes and controls. This control environment material weakness contributed to a material weakness within our system of internal control over financial reporting at the control activity level, where we did not design and implement effective control activities related to revenue recognition and contract liabilities. While no material misstatements were actually identified with respect to revenue recognition or contract liabilities, deficiencies in control activities contributed to the potential for there to have been material misstatements within this area.

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

We are engaged in business activities characterized by rapid technological change, evolving industry standards, frequent new product announcements and enhancements, and changing customer demands. The introduction of products and services or future industry standards embodying new technologies and approaches could render any of our products and services obsolete or non-competitive. The emergence of low Earth orbit ("LEO") satellite operators such as Starlink, OneWeb and Amazon Leo, have driven significant changes in the way communications equipment is procured, and may further disrupt our markets. The introduction of optical communications technology, including from satellite to satellite and satellite to ground, as well as potential offerings for satellite / cellular direct connectivity, may impact our future business. The successful execution of our business strategy is contingent upon wireless network operators launching and maintaining mobile location services, our ability to maintain a technically skilled development and engineering team, our ability to create new network software products and adapt our existing products to rapidly changing technologies, industry standards and customer needs. As a result of the complexities inherent in our product offerings, new technologies may require long development and testing periods. Additionally, new products may not achieve market acceptance or our competitors could develop alternative technologies that gain broader market acceptance than our products. If we are unable to develop and introduce technologically advanced products that respond to evolving industry standards and customer needs, or if we are unable to complete the development and introduction of these products on a timely and cost effective basis, it could have a material adverse effect on our business, results of operations and financial condition or could result in our technology becoming obsolete.

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

•Third-party data centers or third-party networks may fail - Many products and services of our advanced communication solutions, in particular our public safety and location technology solutions, are provided through a combination of our servers, which are hosted at third-party data centers, and on the networks, as well as within the data centers of our wireless carrier partners. Our business relies to a significant degree on the efficient and uninterrupted operation of the third-party data centers, customer data centers, and cloud providers we use. Network failures, disruptions or capacity constraints in our third-party data center facilities or in our servers maintained at their location could affect the performance of the products and services of our wireless applications and 9-1-1 business and harm our reputation and our revenue. The ability of our subscribers (or those of our customers) to receive critical location and business information requires timely and uninterrupted connections with our wireless network carriers. Any disruption from our satellite feeds or backup landline feeds could also result in delays in our subscribers’ ability to receive information.

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

Products as complex as ours are likely to contain undetected errors or defects, especially when first introduced or when new versions are released. Software products, such as our 9-1-1 call handling software solutions, must meet stringent customer technical requirements and we must satisfy our warranty obligations to our customers. Our hardware products are also subject to warranty obligations and integrate a wide variety of components from different vendors.

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

The stock market in general and the stock prices of technology-based companies, in particular, experience extreme volatility that often is unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate significantly in the future as well. Factors that could have a significant impact on the market price of our stock include, among others:

•strategic transactions, such as acquisitions and divestitures by us and our competitors (including the pending Strategic Transaction);
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management Strategy and Program

We identify and assess material risks from cybersecurity threats predominantly through the work of our Information Security (“InfoSec”) team as part of our enterprise risk management (“ERM”) process. Our ERM process is designed to identify and evaluate the full range of significant risks to our business. As part of our ERM program, our functional and operations departments identify and manage enterprise risks on an annual cycle. The process consists of structured reviews, discussions, and mitigation planning, and includes risks identified by our cybersecurity functions.

The cybersecurity ERM process is administered by InfoSec with input from each business segment and function. InfoSec continually monitors material cybersecurity risks facing our business, including cybersecurity threats and threats to our internal systems, our products, services and programs for customers and our supply chain. Our cybersecurity risk management team has extensive experience leading information technology for global organizations across communications, aerospace and defense, and works directly with our executive leadership team and other members of senior management to assess cybersecurity threats as part of our ERM process.

To manage and remediate cybersecurity risks identified as part of our ERM process and to manage emerging cybersecurity threats in real time; we have implemented a Managed Detection and Response system that supports the Security Operations Center. We are a member of the DoW Defense Industrial Base Collaborative Information Sharing Environment and the National Defense Information Sharing and Analysis Center. These organizations share real-time cybersecurity threat information and best practices in protecting, detecting and recovering from cybersecurity threats.

We must comply with extensive cybersecurity regulations, including the DFARS related to adequately safeguarding controlled unclassified information and reporting cybersecurity incidents to the DoW. The policies and controls we have implemented to date reflect our adherence to these requirements and have been assessed by external organizations, including industry partners.

During fiscal year 2026 and through the date of this filing, based on the information available, we did not identify any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents (as such terms are defined in Item 106(a) of Regulation S-K), that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. Please see Cybersecurity Risks under Item 1A - Risk Factors under Part I of this Form 10-K for more information about risks to us from cybersecurity threats.

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

Program Assessment

We continuously evaluate and seek to improve and mature our cybersecurity processes and controls. Our cybersecurity program is regularly assessed through management self-evaluations and ongoing monitoring procedures to evaluate our program effectiveness, including vulnerability management through active discovery and testing to validate patching and configuration. Additionally, InfoSec regularly assesses our program effectiveness through audits of our entities, systems, and processes to help maintain compliance with policies. As cybersecurity threats are continuously evolving, we also periodically engage with third parties to perform maturity assessments of our program to identify potential risk areas and improvement opportunities. This includes assessment of our overall program, policies and processes, compliance with regulatory requirements and an overall assessment of key vulnerabilities. We use these assessments to supplement our own evaluation of the overall effectiveness of our program and target improvement areas. Several external organizations also evaluate our enterprise cybersecurity program, including the U.S. Defense Contract Management Agency ("DCMA") and Cybersecurity Maturity Model Certificate or "CMMC" Third Party Assessment Organization. Moreover, some of our solutions are audited or reviewed for regulatory compliance certification pursuant to the relevant DoW risk management framework.

Board Oversight and Management’s Role

Our Board of Directors has primary oversight responsibilities for cybersecurity and related compliance risks. Our cybersecurity risk management team leads our enterprise cybersecurity program and is responsible for assessing and managing such risks.

Our cybersecurity risk management team regularly updates the Board of Directors on cybersecurity risks as they relate to our information and operational technology systems and our suppliers and partners, as well as provides regular updates on enterprise cybersecurity incidents and key defenses and mitigation strategies. Our cybersecurity risk management team regularly reviews and manages enterprise cybersecurity risks, controls, program policy and processes, including training, oversees policy and program development, implementation, and updates, and informs senior leadership on cybersecurity-related issues and activities affecting the organization. Additionally, our cybersecurity risk management team regularly monitors and leads efforts to address and remediate, as appropriate, enterprise cybersecurity events, threats, and activities, including with respect to incidents, protection vulnerabilities, software update needs and lifecycle status.

ITEM 2. PROPERTIES

We consider our facilities to be well maintained and adequate for current and planned requirements. All of our facilities, including those that serve the military market, must comply with stringent customer specifications. We employ formal quality management programs and other training programs, including the International Standard Organization’s quality procedure registration programs.

Historically, we have not owned any material properties or facilities and have relied upon a strategy of leasing. We do not currently own any material properties. The following table lists our primary leased facilities at July 31, 2026:

Location		Property Type	Square Footage	Lease Expiration
Allerium
Seattle, Washington	A	Network Operations, R&D, Engineering and Sales	30,000	October 2033
Stoughton, Massachusetts	B	Network Operations	19,000	March 2030
Gatineau, Canada	C	Network Operations, R&D, Engineering, Sales and General Office	17,000	November 2035
Annapolis, Maryland	D	Support, Engineering and Sales, General Office and Common Areas	11,000	Sept 2032
Broomfield, Colorado	E	General Office	11,000	March 2031
Melville, New York	E	General Office	9,600	August 2027
Buford, Georgia	F	Support, Engineering and Sales	8,000	October 2029
Pensacola, Florida	F	Support, Engineering and Sales	4,000	October 2026
			109,600
Discontinued Operations
Chandler, Arizona	G	Manufacturing and Engineering and Corporate Headquarters	146,000	July 2036
Hampshire, UK	H	Manufacturing and Engineering	56,000	August 2026
Orlando, Florida	I	Manufacturing and Engineering	48,000	December 2026
Santa Clara, California	J	Manufacturing and Engineering	47,000	April 2028
Cypress, California	K	Support, Engineering and Sales	28,000	July 2030
Tempe, Arizona	G	Manufacturing and Engineering	20,000	January 2027
Plano, Texas	K	R&D and Engineering	12,000	September 2030
Saint-Laurent, Canada	L	Manufacturing, Engineering, Sales and General Office	12,000	June 2029
Various facilities	M	Support, Engineering and Sales	4,000	Various
			373,000
Total Square Footage			482,600

A.Allerium maintains office space in Seattle, Washington used primarily for servicing and hosting Next Generation 9-1-1 ("NG9-1-1") and call delivery solutions.

B.Allerium maintains office space in Stoughton, Massachusetts used primarily for servicing certain of our state and local municipality NG9-1-1 customers.

C.Allerium maintains office space in Gatineau, Canada used primarily for servicing and hosting call handling solutions.

D.Allerium maintains office space in Annapolis, Maryland used primarily for the design and development of trusted location and messaging solutions.

E.Allerium maintains office space in Broomfield, Colorado and Melville, New York used primarily for certain company-wide functions. In connection with our transformation plan to align our operations, strategy and brand with a public safety focus, upon consummation of the Strategic Transaction, we anticipate Broomfield, Colorado becoming our new corporate headquarters.

F.Allerium maintains office space in Pensacola, Florida and Buford, Georgia used primarily for support services relating to our cybersecurity training business.

G.Our high-volume technology manufacturing facility in Chandler, Arizona utilizes state-of-the-art design and production techniques, including analog, digital and RF microwave production, hardware assembly and full-service engineering. Such facility currently serves as our corporate headquarters. See note E. for further information.

H.We leased a manufacturing facility in Hampshire, Basingstoke, U.K., where we previously manufactured high precision full motion fixed and mobile X/Y satellite tracking antennas. In fiscal 2025, we wound down such operations. In fiscal 2026, we terminated the lease early and, in August 2026, surrendered the premises back to the landlord.

I.We engineer and manufacture over-the-horizon microwave troposcatter systems and mission-critical satellite equipment in a leased facility in Orlando, Florida.

J.We manufacture certain amplifiers in a leased manufacturing facility located in Santa Clara, California.

K.We maintain office space in Cypress, California and Plano, Texas, respectively, used primarily for R&D, engineering, sales and customer support.

L.We maintain office space in Saint-Laurent, Canada used primarily for sales, engineering, manufacturing and general office use.

M.We lease an additional two facilities, one of which is 1,000 square feet and is located in the U.S. with the remaining facility aggregating 3,000 square feet located in India. Both are primarily utilized for engineering, sales, software development, customer support and general office use.

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

Stock Performance Graph and Cumulative Total Return

Reserved.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the fiscal year ended July 31, 2026. On September 29, 2020, our Board of Directors authorized a $100.0 million stock repurchase program. The stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. We had approximately 30.0 million shares of Common Stock outstanding as of July 31, 2026.

Approximate Number of Equity Security Holders

As of October 8, 2026, there were approximately 732 holders of our common stock. Such number of record owners was determined from our stockholder records and does not include beneficial owners whose shares of our common stock are held in the name of various security holders, dealers and clearing agencies.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Business

We are a leading provider of terrestrial and wireless network solutions, Next Generation 9-1-1 ("NG9-1-1") and emergency services and cloud native capabilities. This includes the critical communications infrastructure that people, businesses, and governments rely on when durable, trusted connectivity is required, no matter where they are and no matter what the circumstances. Our solutions are designed to fulfill our customers’ needs for secure wireless communications in the most demanding environments, and in mission-critical and other scenarios where performance is crucial. Over the long-term, we anticipate future growth in our end markets due to a trend of increasing demand for emergency communication networks and related applications. We provide our solutions to both commercial and governmental customers.

Our operating segments historically consisted of Allerium and Satellite and Space Communications ("S&S"). On June 14, 2026, we entered into a definitive Securities Purchase Agreement (the "Purchase Agreement," and the transaction contemplated by the Purchase Agreement and related ancillary documents, the "Strategic Transaction") to sell most of our Satellite and Space Communications ("S&S") segment (the "Disposal Group") to Wavestream Corporation ("Buyer"), an affiliate of Gilat Satellite Networks Ltd (together with Buyer, "Gilat"). The Purchase Agreement provides for a base purchase price of $157.5 million in cash, subject to customary adjustments as defined in the Purchase Agreement. Upon execution of the Purchase Agreement, we received $10.0 million of the purchase price (the "Advance Payment"). Comtech will have the right to retain the Advance Payment in the event that the Purchase Agreement is terminated, if at the time of such termination: (i) all closing conditions have been satisfied or waived, other than certain conditions relating to regulatory approval and clearance, and any conditions by their nature are to be satisfied at the closing, and (ii) Sellers, as defined, are not in material breach of the Purchase Agreement. The Strategic Transaction is expected to close in calendar 2026, subject to certain closing conditions and regulatory approvals. The consummation of the Strategic Transaction does not require the approval of our common stockholders.

As the Strategic Transaction represents a material strategic shift in our business, the results and net assets of the Disposal Group are presented herein as discontinued operations and comparable prior periods have been recast to reflect this change. Through the closing date of the Strategic Transaction, we will continue to operate the Disposal Group in accordance with the terms of the Purchase Agreement. Following the classification of the Disposal Group as discontinued operations, we have one reportable segment, which is also our one operating segment, that constitutes consolidated results consisting of our public safety business. Unless otherwise noted, all activities and amounts reported in this document relate to our continuing operations and exclude activities and amounts related to the Disposal Group. For additional information related to the Strategic Transaction and Disposal Group, see Notes to Consolidated Financial Statements - Note (2) - Business Divestiture included in Part II - Item 8. Financial Statements and Supplementary Data (which discussion is incorporated herein by reference).

Allerium is organized into four service areas: Emergency Routing Solutions ("ERS"), which includes our next-generation 9-1-1 and carrier emergency routing offerings; Agency Solutions ("AS"), which includes our 9-1-1 call handling solutions; Mobile Network Solutions ("MNS"), which includes our trusted location, messaging and alerting solutions sold primarily into wireless carriers; and Cybersecurity Training Solutions ("CTS"), which includes our advanced cybersecurity training in support of certain government and commercial customers. Allerium offers customers: Wireless/VolP 9-1-1 location and routing services to connect emergency calls to Public Safety Answering Points ("PSAPs"); SMS text to 9-1-1 services; next generation 9-1-1 solutions, providing emergency call routing, location validation, and policy-based routing rules, logging and security functionality; Emergency Services IP Network transport infrastructure for emergency services communications and support of next generation 9-1-1 services; call handling applications for PSAPs; wireless emergency alert solutions for network operators; and software and equipment for location-based and text messaging services for various applications, including for public safety, commercial and government services.

Our Quarterly Financial Information
Quarterly and period-to-period sales and operating results may be significantly affected by, among other things, short-term or long-term revenue contracts with our customers, depreciation related to capitalized costs to fulfill contracts and internal use software, research and development activities, restructuring related charges, impairments of long-lived assets (including goodwill) and changes in the estimated fair value of derivative instruments and warrants. In addition, our gross profit is affected by a variety of factors, including, among other things, the mix of products, systems and services sold, project deployment efficiencies, price competition and general economic conditions. Our gross profit may also be affected by the impact of any cumulative adjustments to contracts that are accounted for over time. In general, our contracts can be terminated for convenience at any time and orders are subject to unpredictable funding, deployment and technology decisions by our customers. Some of these contracts are indefinite delivery/indefinite quantity ("IDIQ") contracts and, as such, the U.S. government is not obligated to purchase any equipment or services under these contracts. We have, in the past, experienced and we continue to expect significant fluctuations in sales and operating results from quarter-to-quarter and period-to-period due to these factors. As such, comparisons between periods and our current results may not be indicative of a trend or future performance.

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

A cost-to-cost measure of progress is principally used to account for certain location-based and messaging infrastructure contracts. For over time contracts using a cost-to-cost measure of progress, we have an estimate at completion ("EAC") process in which management reviews the progress and execution of our performance obligations and calculates an estimated contract profit based on total estimated contract revenue and cost. Since certain contracts extend over a long period of time, the impact of revisions in revenue and/or cost estimates during the progress of work may impact current period earnings through a cumulative adjustment. Additionally, if the EAC process indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract revenue and cost estimates for significant contracts are generally reviewed and reassessed at least quarterly.

We perform on a broad range of contracts whose revenue is recognized over time, including the development of complex and advanced customized solutions which often require the application of new technologies. Cost estimates on fixed-price development contracts are inherently more uncertain as to future events than on contracts for mature, proven technologies. As a result, for fixed-price development contracts, there is typically more variability in those estimates and greater financial risk associated with unanticipated cost growth. Risks include, but are not limited to: technical engineering risks related to the underlying technologies being developed; schedule risks related to completing performance obligations timely; and customer risks related to changing specifications.

The estimation of contract revenue, cost and progress toward completion requires the use of judgment, which can be affected by any number of factors over time and which may cause our actual results to differ materially from those estimates, as facts and circumstances change or become known to us. Changes in estimates can occur for a variety of reasons including, but not limited to: changes in the availability, productivity and cost of labor; the effect of change orders on contract scope; the resolution of engineering risks at lower or higher costs than anticipated; the availability and cost of material components and subcontracts, as well as the performance of our subcontractors or suppliers; and the impact of unanticipated changes in our customers' schedules.

The impact of gross favorable and unfavorable changes in contract estimates on Allerium's reported gross margin is presented in the table below:

	Fiscal Years Ended July 31,
	2026	2025
Gross favorable changes	$1,502,000	3,966,000
Gross unfavorable changes	(455,000)	(2,472,000)
Net changes	$1,047,000	1,494,000

Impairment of Long-Lived Assets, Including Goodwill. As of July 31, 2026, goodwill aggregated $176.1 million. Additionally, as of July 31, 2026, net intangibles aggregated $120.7 million. For purposes of reviewing impairment and the recoverability of goodwill and other intangible assets, Allerium's components are aggregated into one reporting unit and we must make various assumptions in determining its estimated fair value. See Notes to Consolidated Financial Statements - Note (15) - Long-lived Assets, including Goodwill and Note (16) - Intangible Assets included in Part II - Item 8. Financial Statements and Supplementary Data (which discussion is incorporated herein by reference), included in this Form 10-K, for further information. Ongoing and future actions supporting our transformation plan could result in a material impairment of our goodwill and/or intangible assets.

Capitalized Engineering Costs. We generally expense all research and development costs. Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other personnel-related expenses associated with product development. Research and development expenses also include third-party development and programming costs.

Costs incurred internally in researching and developing software to be sold are charged to expense until technological feasibility has been established for the software. Judgment is required in determining when technological feasibility of a product is established. Technological feasibility for our advanced communication software solutions is generally reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to customers and when we are able to validate the marketability of such solution. Once technological feasibility is established, all software costs are capitalized until the solution is available for general release to customers. To date, costs capitalized related to software developed for the purpose of selling to third parties was not material, but could increase in the future.
As it relates to software developed for the purpose of internal-use (e.g., hosted "SaaS" applications), costs capitalized primarily consist of direct labor and third-party vendor costs associated with creating the software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred) and the post-implementation/operation stage (all costs are expensed as incurred). Costs capitalized in the application development stage include costs related to the design and implementation of the selected software components, software build and configuration infrastructure, and software interfaces. Capitalization of costs requires judgment in determining when a project has reached the application development stage, the proportion of time spent in the application development stage, and the period over which we expect to benefit from the use of that software. During fiscal 2026 and 2025, internal-use software costs capitalized were $6.3 million and $3.9 million, respectively. Capitalized internal use software costs are amortized once the software is placed in service on the straight-line method over the estimated useful life of the software, which is generally three years.

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

Our U.S. Federal income tax returns for fiscal 2023 through 2026 are subject to Internal Revenue Service ("IRS") audit. Our fiscal 2023 income tax return is currently under examination by the IRS. None of our state and foreign income tax returns prior to fiscal 2022 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Results of Operations

The following discussion of Allerium's results of operations for fiscal 2026 compared to fiscal 2025 should be read in conjunction with Item 1. Business, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto.

The following table sets forth, for the periods indicated, certain income and expense items from continuing operations expressed as a percentage of our net sales:

	Fiscal Years Ended July 31,
	2026	2025
Gross margin	38.9%	31.6%
Selling, general and administrative expenses	35.2%	29.3%
Research and development expenses	4.6%	3.9%
Amortization of intangibles	5.9%	5.1%
Impairment of long-lived assets, including goodwill	—%	1.8%
CEO transition costs	0.5%	0.7%
Proxy solicitation costs	—%	0.9%
Operating loss	(7.3)%	(9.9)%
Interest expense and other items	(0.3)%	(3.5)%
Loss before benefit from income taxes	(7.0)%	(6.4)%
Net loss	(7.3)%	(6.3)%
Net loss attributable to common stockholders	(20.4)%	(22.6)%
Adjusted EBITDA (a Non-GAAP measure)	8.3%	5.5%

For a definition and explanation of Adjusted EBITDA, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal 2026 and 2025 - Adjusted EBITDA.

Fiscal 2026 Results and Business Outlook

Our financial performance for the fiscal year ended July 31, 2026 includes:

•Net sales of $249.6 million, compared to $300.9 million in fiscal 2025; fiscal 2026 and fiscal 2025 include net sales of $0.3 million and $48.5 million, respectively, and gross profit of $0.1 million and $1.7 million, respectively, related to the legacy U.S. Army Very Small Aperture Terminal (“VSAT”) Satellite Systems and Services and Global Field Service Representative (“GFSR”) contracts which were previously included within the Company's S&S segment; these contracts wound down as a result of our decision to phase out and eliminate certain low margin and capital intensive revenues, are not part of the Disposal Group being acquired by Gilat and, therefore, are not part of discontinued operations;

•Gross margin was 38.9%, compared to 31.6% in fiscal 2025; excluding the contracts discussed above, the improvement in the gross profit percentage in the more recent period reflects the continued adoption of our solutions by customers, as well as the migration of PSAPs onto its NG9-1-1 core services and call handling platforms;

•GAAP net loss attributable to common stockholders was $68.9 million and included, among other things: (i) non-cash charges of $44.7 million, of which (a) $32.8 million in net dividends related to our Convertible Preferred Stock; (b) $16.1 million related to the amortization of deferred financing costs, debt discount and accreted interest associated with our senior and subordinated credit facilities; (c) $14.8 million related to the amortization of intangible assets; and (d) $3.1 million related to the amortization of stock-based compensation, offset in part, by (e) a $22.1 million non-cash benefit related to the remeasurement of warrants and derivatives; and (ii) cash charges of $7.8 million consisting primarily of restructuring costs;

•GAAP EPS loss of $1.71 and Non-GAAP EPS of $0.36;

•Adjusted EBITDA (a Non-GAAP financial measure discussed below) was $20.6 million, compared to Adjusted EBITDA of $16.4 million in fiscal 2025;

•New bookings (also referred to as orders) of $263.7 million, resulting in an annual book-to-bill ratio of 1.06x (a measure defined as bookings divided by net sales); such bookings include a multi-year contract extension earlier in the fiscal year, valued in excess of $130.0 million, by Allerium’s largest customer, a leading telecommunications company in the U.S.;

•Backlog of $520.4 million as of July 31, 2026, compared to $506.3 million as of July 31, 2025;

•Revenue visibility of approximately $862.0 million as of July 31, 2026. We measure this revenue visibility as the sum of our $520.4 million of funded backlog, plus the total unfunded value of certain multi-year contracts that we have received and from which we expect future orders; and

•Cash flows provided by operating activities from continuing operations of $25.0 million; excluding $7.8 million in aggregate payments for restructuring costs, including severance, and CEO transition costs, fiscal 2026 cash flows provided by operating activities would have been $32.8 million; fiscal 2026 operating cash flows from continuing operations include $5.0 million of total cash paid for interest related to debt obligations.

Non-GAAP financial measures discussed above are reconciled to the most directly comparable GAAP financial measures in the table included in the below section Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal 2026 and 2025.

Other Key Business Developments and Updates

With strategic wins in the U.S., Canada and Australia, we believe Allerium's position as a trusted leader in 9-1-1, NG9-1-1 and public safety applications positions us increasingly well when it comes to delivering similarly sophisticated solutions for other types of emergencies. New emergency requesting devices, such as "wearables," vehicles, smart speakers and AI capable cameras, and new delivery methods are expected to drive innovation and growth within the public safety market over time.

As an update to our recent performance, during the fourth quarter of fiscal 2026, we were awarded a mix of orders which span across multiple product lines and included, among others:

•over $8.0 million of funding from a domestic Tier 1 mobile network operator primarily to support the development, testing and migration of various security features and enhancements;

•approximately $6.5 million in incremental funding for ongoing training and support of complex cybersecurity operations for U.S. government customers;

•in excess of $2.5 million of funding from an existing international customer of our Guardian solutions; and

•over $1.0 million of additional funding from an existing NG9-1-1 customer in a Northeastern state.

Subsequent to July 31, 2026, we were also awarded:

•over $3.0 million of funding from the Canadian government for a new, multi-year contract to deploy our Guardian call handling solutions; and

•in excess of $2.3 million of funding from a domestic Tier 1 mobile network operator to support the development, testing and migration of various security features and enhancements.

In May 2026, we announced the opening of our new purpose-built facility in Gatineau, Quebec. The new office reflects Allerium’s continued commitment to Canada and its long-standing presence in the region. Allerium’s new facility in Canada builds on strong operational momentum. This includes the recent go-live of the Gatineau 9-1-1 agency, as well as over 60 NG9-1-1 upgrades in Canada this past fiscal year. These milestones reflect Allerium’s expanding role in modernizing emergency communications infrastructure and supporting public safety agencies in Canada, while contributing to a broader footprint of public safety agencies across North America and internationally.

In June 2026, we launched Allerium Mira, a multi-tenant, cloud-agnostic solution that gives public safety agencies a flexible and secure alternative to traditional on-premise call handling systems, with the scalability to grow as their needs evolve. In June 2026, we also announced Allerium Coral, a new network-native capability that advances how critical information is coordinated and exchanged across NG9-1-1 environments. While Allerium Coral focuses on the secure exchange, coordination and continuity of critical information across systems, agencies and workflows, Allerium Mira provides the environment where such call handling information can be received, understood and acted upon.

In June 2026, Jeff Robertson, President of Allerium, was appointed to the Board of the First Responder Network Authority ("FirstNet Authority"), the independent federal authority responsible for overseeing the development and evolution of FirstNet, the nationwide public safety broadband network dedicated to first responders in the U.S. FirstNet's mission is to help ensure first responders in the U.S. have access to the communications capabilities they need to protect the communities they serve. Mr. Robertson's experience, leadership and commitment to public safety make him exceptionally well suited to serve on the FirstNet Authority Board, bringing thoughtful leadership to this important role.

Transformation Plan and Capital Structure Updates

On June 14, 2026, we entered into the Purchase Agreement to sell the Disposal Group to Gilat. The Purchase Agreement provides for a base purchase price of $157.5 million in cash, subject to customary adjustments as defined in the Purchase Agreement. Upon execution of the Purchase Agreement, we received a $10.0 million Advance Payment. The Strategic Transaction is expected to close in calendar 2026, subject to certain closing conditions and regulatory approvals. The consummation of the Strategic Transaction does not require the approval of our common stockholders.

On June 14, 2026, in connection with entering into the Purchase Agreement, we entered into:

•An additional amendment to our existing Credit Facility (the “Fourth Amendment”), which among other things: (a) provides consent to the consummation of the Strategic Transaction; (b) acknowledges and agrees that the Strategic Transaction shall not result in a Change of Control as defined in the Credit Facility, as amended; (c) suspends, through the four quarter period ending July 31, 2027, testing of the Net Leverage Ratio, Fixed Charge Coverage Ratio and Minimum EBITDA covenants; (d) clarifies that the Advance Payment will not be required to be applied to prepay the applicable obligations in accordance with the terms of the Credit Facility until the Strategic Transaction closes; and (e) provides that the Maximum Revolver Amount under the Credit Facility shall not be reduced to an amount less than $27.3 million as a result of the prepayment of the Term Loan in accordance with the terms of Credit Facility. The Fourth Amendment also: (i) sets the applicable margin for Base Rate Loans and SOFR Loans at 9.50% and 10.50%, respectively, through the maturity of the Credit Facility; (ii) provides for a fee to be applied to the Term Loan balance outstanding at various intervals after the closing of the Strategic Transaction; and (iii) reduces the prepayment penalty associated with the application of the net proceeds from the Strategic Transaction by 1.00%. On July 30, 2026, we further amended the Credit Facility (the "Fifth Amendment") to, among other things, waive any excess cash flow prepayment that would have been payable for the fiscal year ended July 31, 2026.

•An additional amendment to our existing Subordinated Credit Facility (“Amendment No. 3”), which among other things: (a) provides consent to the consummation of the Strategic Transaction; (b) acknowledges and agrees that the Strategic Transaction shall not result in a Change of Control as defined in the Subordinated Credit Facility; (c) suspends, through the four quarter period ending July 31, 2027, testing of the Net Leverage Ratio, Fixed Charge Coverage Ratio and Minimum EBITDA covenants; (d) clarifies that the Advance Payment will not be required to be applied to prepay the applicable obligations in accordance with the terms of the Subordinated Credit Facility until the Strategic Transaction closes; and (e) modifies the calculation of the Make-Whole Amount applicable to certain tranches of subordinated term loans by deferring the respective trigger dates for such Make-Whole Amount adjustments to April 1, 2027. In connection with Amendment No. 3, we also issued warrants to the subordinated lenders to purchase up to 625,000 shares of our common stock at an exercise price of $0.10 per share. The warrants, and the shares of our common stock underlying the warrants, will vest and become exercisable on October 17, 2026, and are automatically and irrevocably forfeitable if the related subordinated term loans (including, without limitation, payment of (x) all accrued and unpaid interest thereon and (y) the applicable Make-Whole Amount payable in connection therewith) are repaid in full prior to vesting.

•An exchange agreement (the “Series B-4 Exchange Agreement”) with the holders of Series B-3 Convertible Preferred Stock, pursuant to which the holders, among other things: (a) provided consent to the consummation of the transactions related to the sale of most of our S&S business; (b) waived any rights to repayment or repurchase of shares of Series B-3 Convertible Preferred Stock in connection therewith; (c) agreed that holders of Convertible Preferred Stock may not: (i) exercise their optional repurchase rights until October 31, 2029, except upon consummation of certain qualified asset sales by us or upon a Change of Control as defined in the Series B-4 Certificate of Designations, or (ii) elect to receive dividends in cash earlier than October 31, 2028. To effect these changes, upon consummation of the Strategic Transaction, all 178,180.34 shares of Series B‑3 Convertible Preferred Stock will be exchanged for 178,180.34 shares of Series B‑4 Convertible Preferred Stock, which have substantially similar terms as those of the Series B-3 Convertible Preferred Stock except for the changes described above. In connection with the exchange, new Voting Agreements and a new Registration Rights Agreement with the holders of our Series B-4 Convertible Preferred Stock will automatically take effect, each having substantially similar terms to the existing agreements. The Series B-4 Convertible Preferred Stock maintains the $7.99 conversion price of the Series B-3 Convertible Preferred Stock. We did not incur any fees to the holders of Series B-3 Convertible Preferred Stock in connection with the foregoing.

Upon closing the Strategic Transaction, we will use the net cash proceeds to substantially reduce debt and then seek a comprehensive recapitalization of the business with the intention to further enhance our financial flexibility and reduce the cost of capital.

Collectively, the Strategic Transaction and fiscal 2026 amendments to our Credit Facility, Subordinated Credit Facility and convertible preferred stock agreements, represent a successful outcome of our previously announced strategic review process.

As we await regulatory approval of the Strategic Transaction, we will be executing a transformation plan to further align the organization to be purpose-built to support Allerium's anticipated growth from increasing demand for next-generation public safety technologies and services.

In connection with aligning its operations, strategy and brand with a public safety focus, we announced today that upon consummation of the Strategic Transaction, Amy Rothstein-Hovey will take on the role of Chief Legal Officer and Corporate Secretary, positions currently held by Donald Walther. Additionally, after the filing of the Company's Quarterly Report on Form 10-Q for the first quarter of fiscal 2027, Richard Nyren will take on the role of Chief Financial Officer, a position currently held by Michael Bondi. Mr. Walther and Mr. Bondi, who joined Comtech in 2023 and 2004, respectively, will be transitioning from the Company. The Company thanks each executive for their tireless efforts and countless contributions to the organization over their respective tenures and appreciates their dedication and partnership in fostering a smooth transition in leadership at a pivotal time in the Company's transformation.

As part of our ongoing board refreshment initiatives, our Board of Directors (the “Board”) appointed Christopher Maloney as an independent director, effective October 1, 2026. Mr. Maloney's extensive leadership experience in building, leading and governing public safety and mission critical communications technology companies, including direct operating and board service in 9-1-1 dispatch and emergency communications, qualifies him to serve on the Board.

See Part I - Item 1. Business - Transformation Plan and Part II. - Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note (2) - Business Divestiture, Note (8) - Credit Facility, Note (9) - Subordinated Credit Facility and Note (17) - Convertible Preferred Stock for further information.

Business Outlook

While business conditions and our operational and financial performance have improved over the past several quarters, the operating environment remains largely unpredictable due to many factors, including but not limited to our ongoing transformation plan and the actions we may take, as well as those other matters as discussed throughout this Form 10-K, in our Cautionary Statement Regarding Forward-Looking Statements in this Form 10-K and in Part 1, Item 1A. Risk Factors. Such conditions and factors have caused and could cause variability in our financial results from period-to-period.

Additional information related to our Fiscal 2026 Results and Business Outlook and a definition and explanation of Adjusted EBITDA is included in the below section Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Fiscal 2026 and 2025.

Comparison of Fiscal 2026 and 2025

Net Sales. Consolidated net sales were $249.6 million for fiscal 2026, as compared to $300.9 million for fiscal 2025, a decrease of $51.3 million, or 17.0%. Fiscal 2026 and fiscal 2025 include net sales of $0.3 million and $48.5 million, respectively, and gross profit of $0.1 million and $1.7 million, respectively, related to the legacy U.S. Army Very Small Aperture Terminal (“VSAT”) Satellite Systems and Services and Global Field Service Representative (“GFSR”) contracts. These contracts wound down as a result of our decision to phase out and eliminate certain low margin and capital intensive revenues, are not part of the Disposal Group being acquired by Gilat and, therefore, are not part of discontinued operations. Excluding these now inactive VSAT and GFSR contracts, net sales in the more recent period are comparable to fiscal 2025, but reflect timing considerations as call handling solutions transition to recurring maintenance revenue. Our book-to-bill ratio for fiscal 2026 was 1.06x and includes a multi-year contract extension received earlier in the year, valued in excess of $130.0 million, by Allerium’s largest customer, a leading domestic top-tier telecommunications company.

Bookings, sales and profitability can fluctuate from period-to-period due to many factors, including unpredictable funding, deployment and technology decisions by our customers and changes in the general business environment. Period-to-period fluctuations are normal for Allerium, as the timing and amount of our bookings depend significantly on when our customers announce their award decisions related to large, multi-year contracts. As such, period-to-period comparisons of our results may not be indicative of a trend or future performance.

Geography and Customer Type
Sales by geography and customer type, as a percentage of related sales, for the fiscal years ended July 31, 2026 and 2025 are as follows:

	Fiscal Years Ended July 31,
	2026	2025
Domestic	82.3%	69.2%
U.S. government	9.0%	23.3%
Total U.S.	91.3%	92.5%

International	8.7%	7.5%
Total	100.0%	100.0%

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Sales to U.S. government customers include sales to the U.S. DoW, intelligence and civilian agencies, as well as sales directly to or through prime contractors. International sales for fiscal 2026 and 2025 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $21.6 million and $22.4 million, respectively.

For fiscal 2026, a domestic top tier mobile network operator and a Northeastern state accounted for 17.0% and 12.6%, respectively, of net sales. For fiscal 2025, the U.S. government and a domestic top tier mobile network operator accounted for 23.3% and 15.3%, respectively, of net sales. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for fiscal 2026 and 2025.

Gross Profit. Gross profit was $97.2 million and $95.2 million for fiscal 2026 and 2025, respectively, an increase of $2.0 million. Gross profit, as a percentage of consolidated net sales, for fiscal 2026 was 38.9%, as compared to 31.6% for fiscal 2025. Excluding the VSAT and GFSR contracts discussed above, the improvement in the gross profit percentage in the more recent period reflects the continued adoption of our solutions by customers, as well as the migration of PSAPs onto our NG9-1-1 core services and call handling platforms, as we progress through initial deployments of our solutions to monthly recurring revenue streams.

Our consolidated gross profit, as a percentage of consolidated net sales, depends on the volume of sales, sales mix and timing and amount of depreciation expense related to capitalized internal use software costs, and therefore is inherently difficult to forecast. Our consolidated gross profit, as a percentage of consolidated net sales, may also be impacted by the timing and outcome of actions we may take related to our transformation strategy.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $87.9 million and $88.1 million for fiscal 2026 and 2025, respectively. As a percentage of consolidated net sales, selling, general and administrative expenses were 35.2% and 29.3% for fiscal 2026 and 2025, respectively.

During both fiscal 2026 and 2025, we incurred $10.0 million of restructuring costs within selling, general and administrative expenses, primarily related to legal and professional fees associated with our pursuit of strategic alternatives and costs to streamline our operations and improve efficiency (including optimization initiatives and severance).

Excluding such restructuring costs, selling, general and administrative expenses for fiscal 2026 and 2025 would have been $77.9 million or 31.2% and $78.1 million or 26.0%, respectively, of net sales, reflecting reduced corporate overhead, offset by reinvestment into Allerium's operations and higher amortization of stock-based compensation, as discussed below. The increase in our selling, general and administrative expenses, as a percentage of net sales, excluding such items, is primarily due to lower net sales, as discussed above.

Amortization of stock-based compensation expense recorded as selling, general and administrative expenses was $3.0 million in fiscal 2026, as compared to $1.9 million in fiscal 2025. During both respective periods, we reversed a portion of our stock-based compensation expense related to performance shares due to lower actual or projected achievement of goals related to certain performance shares granted in prior fiscal years. Stock-based compensation expense for the prior year period also reflects the forfeiture of awards related to our former Chief Operating Officer and former Chief Executive Officer, whose employment were both terminated during the prior year period.

Research and Development Expenses. Research and development expenses were $11.6 million and $11.7 million for fiscal 2026 and 2025, respectively, representing a decrease of $0.1 million, or 0.9%. As a percentage of net sales, research and development expenses were 4.6% and 3.9% for fiscal 2026 and 2025, respectively. Research and development expenses in both periods include nominal amounts of stock-based compensation expense. During fiscal 2026 and 2025, we also separately incurred engineering efforts related to internal use software, for which we capitalized $6.3 million and $3.9 million, respectively.

Amortization of Intangibles. Amortization relating to intangible assets with finite lives was $14.8 million and $15.2 million, respectively, for fiscal 2026 and 2025. The decrease during the more recent period reflects certain intangible assets reaching the end of their estimated useful lives.

Impairment of Long-Lived Assets, including Goodwill. During fiscal 2025, we recognized a $5.3 million non-cash goodwill impairment charge, which represents the portion of the S&S reporting unit's goodwill impairment charge in fiscal 2025 allocated to the retained businesses of the S&S segment included in continuing operations.

CEO Transition Costs. During fiscal 2026 and 2025, we recorded a net expense of $1.2 million and $2.1 million, respectively, related to CEO transition costs. Such activities in both fiscal years consisted primarily of net legal expenses related to a former CEO and expense related to a sign-on bonus for our current CEO, and severance costs and third party CEO search firm expenses related to a former CEO in fiscal 2025.

Proxy Solicitation Costs. During fiscal 2025, we incurred $2.7 million of proxy solicitation costs (including legal and advisory fees) as a result of a now-settled proxy contest.

Operating Loss from Continuing Operations. Operating loss from continuing operations for fiscal 2026 and 2025 was $18.2 million and $29.9 million, respectively.

Our GAAP operating loss from continuing operations of $18.2 million for fiscal 2026 reflects: (i) $14.8 million of amortization of intangibles; (ii) $10.0 million of restructuring costs; (iii) $3.1 million of amortization of stock-based compensation; and (iv) $1.2 million of CEO transition costs, as discussed above. Excluding such items, our consolidated operating income for fiscal 2026 would have been $10.8 million, or 4.3% of net sales.

Our GAAP operating loss from continuing operations of $29.9 million for fiscal 2025 reflects: (i) $15.2 million of amortization of intangibles; (ii) $10.0 million of restructuring costs; (iii) a non-cash goodwill impairment charge of $5.3 million; (iv) $2.7 million of proxy solicitation costs; (v) $2.2 million of amortization of stock-based compensation; and (vi) $2.1 million of CEO transition costs, as discussed above. Excluding such items, our consolidated operating income for fiscal 2025 would have been $7.6 million, or 2.5% of net sales.

The improvement, excluding the above items, from $7.6 million of operating income to $10.8 million of operating income for the more recent period primarily reflects higher gross profit (both in dollars and as a percentage of consolidated net sales) and lower selling, general and administrative expenses, as discussed above.

Interest Expense and Other. Total consolidated interest expense was $48.3 million and $45.6 million for fiscal 2026 and 2025, respectively. Interest expense allocated to continuing operations was $21.3 million and $19.0 million for fiscal 2026 and 2025, respectively. Interest expense allocated to discontinued operations was $27.0 million and $26.6 million for fiscal 2026 and 2025, respectively. The more recent period reflects a shift from cash interest associated with our Credit Facility to accretion of make-whole adjustments and paid in kind interest associated with our Subordinated Credit Facility, in addition to higher amortization of the make-whole adjustments, deferred financing costs and debt discounts due to the assumed repayment of a significant portion of debt upon consummation of the Strategic Transaction expected to occur in calendar 2026, as discussed further in Notes to Consolidated Financial Statements - Note (8) - Credit Facility and Note (9) - Subordinated Credit Facility included in Part II - Item 8. Financial Statements and Supplementary Data. Our total effective interest rate in fiscal 2026 was approximately 19.7% as compared to 20.1% in fiscal 2025. Our current cash borrowing rate under our Credit Facility is approximately 14.4%, as compared to 13.9% in the corresponding prior year period.

Interest (Income) and Other. Interest (income) and other for both fiscal 2026 and 2025 was nominal. All of our available cash and cash equivalents are currently invested in bank deposits and money market deposit accounts which, at this time, are currently yielding an immaterial interest rate.

Write-off of Deferred Financing Costs and Debt Discounts. During fiscal 2025, in connection with amendments to the Credit Facility and Subordinated Credit Facility in fiscal 2025 and, in particular, the prepayments of Term Loan principal and reduced commitments under the Credit Facility, we expensed $9.0 million of deferred financing fees and debt discounts.

Change in Fair Value of Warrants and Derivatives. During fiscal 2026 and 2025, we recorded a $22.1 million and $38.5 million non-cash benefit, respectively, due to the remeasurement of warrants and derivatives related to our Credit Facility, Subordinated Credit Facility and Convertible Preferred Stock. See Notes to Consolidated Financial Statements - Note (1)(j) - Summary of Significant Accounting and Reporting Policies - Fair Value Measurements and Financial Instruments, Note (8) - Credit Facility, Note (9) - Subordinated Credit Facility and Note (17) - Convertible Preferred Stock included in Part II - Item 8. Financial Statements and Supplementary Data for more information.

Provision for (Benefit from) Income Taxes. For fiscal 2026, we recorded a tax expense of $0.8 million as compared to a tax benefit of $0.3 million for fiscal 2025. Our effective tax rate (excluding discrete tax items) for fiscal 2026 was (0.4)%, as compared to (0.8)% for fiscal 2025. Our effective tax rate for both periods reflects a full valuation allowance on net deferred tax assets related to our material tax jurisdictions. See Note (11) - Income Taxes included in Part II - Item 8. Financial Statements and Supplementary Data for more information.

During fiscal 2026, we recorded a net discrete tax expense of $0.7 million primarily related to the establishment of a valuation allowance on certain net deferred tax assets associated with our Canadian operations, offset in part by the reversal of tax contingencies no longer required due to the expiration of applicable statute of limitations. During fiscal 2025, we recorded a net discrete tax benefit of $0.7 million, primarily related to the reversal of tax contingencies no longer required due to the expiration of applicable statute of limitations.

Our U.S. Federal income tax returns for fiscal 2023 through 2026 are subject to Internal Revenue Service ("IRS") audit. Our fiscal 2023 income tax return is currently under examination by the IRS. None of our state and foreign income tax returns prior to fiscal 2022 are subject to audit. Future tax assessments or settlements could have a material adverse effect on our consolidated results of operations and financial condition.

Discontinued Operations. On June 14, 2026, we entered into the Strategic Transaction to sell the Disposal Group to Gilat. As the Strategic Transaction represents a material strategic shift in our business, the results and net assets of the Disposal Group are presented in our Annual Report on Form 10-K for fiscal 2026 as "discontinued operations" and comparable prior periods have been recast to reflect this change. The net loss from discontinued operations for fiscal 2026 and 2025 was $17.9 million and $136.3 million, respectively. See Notes to Consolidated Financial Statements - Note (2) - Business Divestiture included in Part II - Item 8. Financial Statements and Supplementary Data for more information.

Net Loss Attributable to Common Stockholders. Fiscal 2026 and 2025 net loss attributable to common stockholders was $68.9 million and $204.3 million, respectively. In addition to those items discussed above: (i) fiscal 2026 includes $32.8 million of net dividends related to our Convertible Preferred Stock; and (ii) fiscal 2025 includes $100.1 million of net dividends related to our Convertible Preferred Stock, offset in part by a $51.2 million gain related to the actual exchange of our Series B-1 Convertible Preferred Stock for Series B-2 Convertible Preferred Stock on October 17, 2024.

Adjusted EBITDA. Adjusted EBITDA (both in dollars and as a percentage of related net sales) for fiscal 2026 and 2025 are shown in the table below (numbers in the table may not foot due to rounding):

	Fiscal Years Ended July 31,
($ in millions)	2026	2025
Net loss from continuing operations	$(18.3)	(19.0)
Provision for (benefit from) income taxes	0.8	(0.3)
Interest expense	21.3	19.0
Interest (income) and other	—	(0.1)
Write-off of deferred financing costs and debt discounts	—	9.0
Change in fair value of warrants and derivatives	(22.1)	(38.5)
Amortization of stock-based compensation	3.1	2.2
Amortization of intangibles	14.8	15.2
Impairment of long-lived assets, including goodwill	—	5.3
Depreciation	9.8	8.8
Restructuring costs	10.0	10.0
CEO transition costs	1.2	2.1
Proxy solicitation costs	—	2.7
Adjusted EBITDA	$20.6	16.4
Adjusted EBITDA as a percentage of related net sales:	8.3%	5.5%

The increase in Adjusted EBITDA, both in dollars and as a percentage of net sales, for fiscal 2026 as compared to fiscal 2025 primarily reflects higher gross profit (both in dollars and as percentage of net sales) and lower selling, general and administrative expenses, as discussed above.

Reconciliations of our GAAP results to the corresponding Non-GAAP measures are shown in the tables below (numbers and per share amounts in the tables may not foot due to rounding). Non-GAAP results reflect Non-GAAP provisions for (benefits from) income taxes based on year-to-date results, as adjusted for the Non-GAAP reconciling items included in the tables below. We evaluate our Non-GAAP effective income tax rate on an ongoing basis, and it can change from time to time. Our Non-GAAP effective income tax rate can differ materially from our GAAP effective income tax rate.

	Fiscal 2026
($ in millions, except for per share amounts)	Operating (Loss) Income from Continuing Operations	Net Loss from Continuing Operations	Net Loss from Continuing Operations Per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(18.2)	$(51.0)	$(1.71)
Adjustments to reflect redemption value of convertible preferred stock	—	32.8	1.10
Change in fair value of warrants and derivatives	—	(22.1)	(0.74)
Amortization of intangibles	14.8	14.8	0.49
Amortization of stock-based compensation	3.1	3.1	0.11
Restructuring costs	10.0	10.0	0.33
CEO transition costs	1.2	1.2	0.04
Net discrete tax expense	—	0.7	0.02
Non-GAAP measures	$10.8	$(10.6)	$(0.36)

	Fiscal 2025
($ in millions, except for per share amounts)	Operating (Loss) Income from Continuing Operations	Net Loss from Continuing Operations	Net Loss from Continuing Operations Per Diluted Common Share
Reconciliation of GAAP to Non-GAAP Earnings:
GAAP measures, as reported	$(29.9)	$(67.9)	$(2.31)
Adjustments to reflect redemption value of convertible preferred stock	—	100.1	3.41
Change in fair value of warrants and derivatives	—	(38.5)	(1.31)
Gain on extinguishment of convertible preferred stock	—	(51.2)	(1.74)
Amortization of intangibles	15.2	14.4	0.49
Restructuring costs	10.0	9.6	0.33
Impairment of long-lived assets, including goodwill	5.3	5.3	0.18
Amortization of stock-based compensation	2.2	2.2	0.07
Proxy solicitation costs	2.7	2.5	0.09
CEO transition costs	2.1	2.0	0.07
Net discrete tax benefit	—	(0.5)	(0.02)
Non-GAAP measures	$7.6	$(21.9)	$(0.74)

Our Adjusted EBITDA is a Non-GAAP measure that represents earnings (loss) before interest, income taxes, depreciation, amortization of intangibles, amortization of stock-based compensation, restructuring costs, CEO transition costs, proxy solicitation costs, change in fair value of warrants and derivatives and write-off of deferred financing costs and debt discounts. These items, while periodically affecting our results, may vary significantly from period to period and may have a disproportionate effect in a given period, thereby affecting the comparability of results. Although closely aligned, our definition of Adjusted EBITDA is different than EBITDA (as such term is defined in our Credit Facility and Subordinated Credit Facility) utilized for financial covenant calculations and also may differ from the definition of EBITDA or Adjusted EBITDA used by other companies and therefore may not be comparable to similarly titled measures used by other companies.

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

Liquidity and Capital Resources

Our cash and cash equivalents were $35.0 million and $35.4 million at July 31, 2026 and 2025, respectively. For fiscal 2026, our cash flows reflect the following:

•Net cash provided by operating activities was $25.0 million for fiscal 2026, as compared to net cash used in operating activities of $29.2 million for fiscal 2025. The significant period-over-period improvement reflects favorable changes in net working capital management, due primarily to improved accountability and process disciplines, as well as the timing of and progress toward completion on contracts accounted for over time, including related performance, billings and collections. These activities allowed us to reduce billed accounts receivable and contract assets (i.e., unbilled accounts receivable) during the more recent period.

Cash interest payments were approximately $5.0 million and $12.9 million for fiscal 2026 and 2025, respectively. The decrease in the more recent period primarily reflects the impact of the July 21, 2025 amendments to our Credit Facility and Subordinated Credit Facility, which replaced a significant portion of cash interest bearing debt under our Credit Facility with a $35.0 million priority term loan under our Subordinated Credit Facility that is subject to interest paid-in-kind. Also, as discussed below, due to our improved operational and financial performance and liquidity position, in fiscal 2026, we fully repaid our Revolving Loan under the Credit Facility.

In fiscal 2026, we received a nominal net tax refund, as compared to paying $0.7 million of cash taxes in fiscal 2025.

Operating cash flows in fiscal 2026 and 2025 include $7.8 million and $19.7 million, respectively, in aggregate payments during each respective period for restructuring costs (including severance), proxy solicitation costs and CEO transition costs.

•Net cash used in investing activities in fiscal 2026 was $14.7 million and primarily reflects capital expenditures to build-out cloud-based computer networks and internal use software applications and capital investments and building improvements in connection with our leased facilities. Net cash used in investing activities in fiscal 2025 was $8.2 million.

•Net cash used in financing activities was $32.5 million for fiscal 2026, as compared to net cash provided by financing activities of $24.4 million for fiscal 2025. In fiscal 2026, due to our improved operational and financial performance and liquidity position, we fully repaid our Revolving Loan under the Credit Facility. Also, in addition to repaying term loan principal under our Credit Facility as scheduled, we voluntarily prepaid portions of our term loans outstanding under both the Credit Facility and Subordinated Credit Facility. During fiscal 2025, we entered into the Subordinated Credit Facility and received related proceeds of $100.0 million, made term loan repayments of $56.7 million and net Revolving Loan repayments of $14.9 million under our Credit Facility, and paid $4.5 million in deferred financing costs and debt discounts.

The Strategic Transaction, Credit Facility, Subordinated Credit Facility and Convertible Preferred Stock are discussed below and in Notes to Consolidated Financial Statements - Note (2) - Business Divestiture, Note (8) - Credit Facility, Note (9) - Subordinated Credit Facility and Note (17) - Convertible Preferred Stock included in Part II - Item 8. Financial Statements and Supplementary Data, included in this Form 10-K (which discussion is incorporated herein by reference).

Liquidity

At July 31, 2026 and October 13, 2026 (the date closest to the issuance date):

•total outstanding borrowings under our Credit Facility were $108.5 million at each such date, with no amounts drawn on the Revolving Loan;

•total outstanding borrowings under our Subordinated Credit Facility were $102.0 million and $103.1 million, respectively, including interest paid-in-kind or accrued on the subordinated priority term loan amount outstanding at each date; such amounts do not include the 50%, or $32.5 million, Make-Whole Amount associated with the $65.0 million portion of the Subordinated Credit Facility;

•the liquidation preference of our outstanding convertible preferred stock was $223.2 million and $227.1 million respectively (excluding potential increases in the liquidation preference and other obligations that could be triggered by, among other things, breaches of covenants and/or asset sales resulting in a change in control of the Company); and

•our available sources of consolidated liquidity totaled $61.3 million and $51.3 million, respectively, which includes qualified cash and cash equivalents of $34.0 million and $24.0 million, respectively (including cash and cash equivalents related to discontinued operations), and the available portion of the Revolving Loan of $27.3 million as of each such date.

On June 14, 2026, we entered into the Purchase Agreement to sell the Disposal Group to Gilat. The Purchase Agreement provides for a base purchase price of $157.5 million in cash, subject to customary adjustments as defined in the Purchase Agreement. Upon execution of the Purchase Agreement, we received a $10.0 million Advance Payment. The Strategic Transaction is expected to close in calendar 2026, subject to certain closing conditions and regulatory approvals. The consummation of the Strategic Transaction does not require the approval of our common stockholders.

On June 14, 2026, in connection with entering into the Purchase Agreement, we entered into:

•An additional amendment to our existing Credit Facility (the “Fourth Amendment”), which among other things: (a) provides consent to the consummation of the Strategic Transaction; (b) acknowledges and agrees that the Strategic Transaction shall not result in a Change of Control as defined in the Credit Facility, as amended; (c) suspends, through the four quarter period ending July 31, 2027, testing of the Net Leverage Ratio, Fixed Charge Coverage Ratio and Minimum EBITDA covenants; (d) clarifies that the Advance Payment will not be required to be applied to prepay the applicable obligations in accordance with the terms of the Credit Facility until the Strategic Transaction closes; and (e) provides that the Maximum Revolver Amount under the Credit Facility shall not be reduced to an amount less than $27,250,000 as a result of the prepayment of the Term Loan in accordance with the terms of the Credit Facility. The Fourth Amendment also: (i) sets the applicable margin for Base Rate Loans and SOFR Loans at 9.50% and 10.50%, respectively, through the maturity of the Credit Facility; (ii) provides for a fee to be applied to the Term Loan balance outstanding at various intervals after the closing of the Strategic Transaction; and (iii) reduces the prepayment penalty associated with the application of the net proceeds from the Strategic Transaction by 1.00%. On July 30, 2026, we further amended the Credit Facility (the "Fifth Amendment") to, among other things, waive any excess cash flow prepayment that would have been payable for the fiscal year ended July 31, 2026.

•An additional amendment to our existing Subordinated Credit Facility (“Amendment No. 3”), which among other things: (a) provides consent to the consummation of the Strategic Transaction; (b) acknowledges and agrees that the Strategic Transaction shall not result in a Change of Control as defined in the Subordinated Credit Facility; (c) suspends, through the four quarter period ending July 31, 2027, testing of the Net Leverage Ratio, Fixed Charge Coverage Ratio and Minimum EBITDA covenants; (d) clarifies that the Advance Payment will not be required to be applied to prepay the applicable obligations in accordance with the terms of the Subordinated Credit Facility until the Strategic Transaction closes; and (e) modifies the calculation of the Make-Whole Amount applicable to certain tranches of subordinated term loans by deferring the respective trigger dates for such Make-Whole Amount adjustments to April 1, 2027. In connection with Amendment No. 3, we also issued warrants to the subordinated lenders to purchase up to 625,000 shares of our common stock at an exercise price of $0.10 per share. The warrants, and the shares of our common stock underlying the warrants, will vest and become exercisable on October 17, 2026, and are automatically and irrevocably forfeitable if the related subordinated term loans (including, without limitation, payment of (x) all accrued and unpaid interest thereon and (y) the applicable Make-Whole Amount payable in connection therewith) are repaid in full prior to vesting.

•An exchange agreement (the “Series B-4 Exchange Agreement”) with the holders of Series B-3 Convertible Preferred Stock, pursuant to which the holders, among other things: (a) provided consent to the consummation of the Strategic Transaction; (b) waived any rights to repayment or repurchase of shares of Series B-3 Convertible Preferred Stock in connection therewith; (c) agreed that holders of Convertible Preferred Stock may not: (i) exercise their optional repurchase rights until October 31, 2029, except upon consummation of certain qualified asset sales by us or upon a Change of Control as defined in the Series B-4 Certificate of Designations, or (ii) elect to receive dividends in cash earlier than October 31, 2028. To effect these changes, upon consummation of the Strategic Transaction, all 178,180.34 shares of Series B‑3 Convertible Preferred Stock will be exchanged for 178,180.34 shares of Series B‑4 Convertible Preferred Stock, which have substantially similar terms as those of the Series B-3 Convertible Preferred Stock except for the changes described above. In connection with the exchange, new Voting Agreements and a new Registration Rights Agreement with the holders of our Series B-4 Convertible Preferred Stock will automatically take effect, each having substantially similar terms to the existing agreements. The Series B-4 Convertible Preferred Stock maintains the $7.99 conversion price of the Series B-3 Convertible Preferred Stock. We did not incur any fees to the holders of Series B-3 Convertible Preferred Stock in connection with the foregoing.

Upon closing the Strategic Transaction, we will use the net cash proceeds to substantially reduce debt and then seek a comprehensive recapitalization of the business with the intention to further enhance our financial flexibility and reduce the cost of capital.

Collectively, the Strategic Transaction and fiscal 2026 amendments to our Credit Facility, Subordinated Credit Facility and convertible preferred stock agreements, represent a successful outcome of our previously announced strategic review process.

As we await regulatory approval of the Strategic Transaction, we will be executing a transformation plan to further align the organization to be purpose-built to support Allerium's anticipated growth from increasing demand for next-generation public safety technologies and services.

As of the issuance date, we expect cash and cash equivalents and cash flows from both operating and financing activities to be our principal sources of liquidity. We believe these sources of liquidity will be sufficient to fund our operating and cash commitments for investing and financing activities over the next year beyond the issuance date. Over the next year beyond the issuance date, we believe that we will be able to generate sufficient positive cash inflows and maximize the remaining available portion of the Revolving Loan under our Credit Facility to continue as a going concern and comply with the covenants contained in our existing credit facilities. Our ability to meet future anticipated liquidity needs over the next year beyond the issuance date will largely depend on our ability to execute on our operational strategy and transformation plan, generate positive cash inflows from operations, maximize the remaining available portion of the Revolving Loan under our Credit Facility and or secure outside capital. Our ability to do so may also be affected by general economic, financial and other factors which are beyond our control.

Our material cash requirements are for working capital, debt service (including interest and related fees), capital expenditures, tax payments, facilities lease payments and dividends related to our Convertible Preferred Stock, which are payable in kind or in cash under certain circumstances. Also, as discussed above, in accordance with our existing credit facilities, we must use 65% of the net proceeds from the Strategic Transaction to prepay the majority of our Credit Facility, with the remaining 35% used to prepay debt outstanding under our Subordinated Credit Facility, starting with repaying the subordinated priority term loan. As a result of these contractual repayment obligations, and given that the Disposal Group met the criteria to be reported as "held for sale" as of year end, $85.3 million and $46.0 million, respectively, of the term loans outstanding under the Credit Facility and Subordinated Credit Facility (including principal, interest paid-in-kind and Make Whole Amounts, as applicable, and excluding deferred financing costs and debt discounts) were classified as current liabilities in our Consolidated Balance Sheet as of July 31, 2026.

Our material cash requirements could increase beyond our current expectations due to factors including but not limited to: (i) an inability to meet our current obligations under our credit facilities as they become due, or to obtain future waivers or amendments from the lenders in the event compliance is not maintained; (ii) general economic conditions; (iii) a change in the timing or amounts of customer spending priorities and or contracting decisions; (iv) larger than usual customer orders; (v) a future redemption by the holders of our Convertible Preferred Stock; or (vi) actions we may take related to our transformation plan.

For example, more recently as part of our transformation plan, we have been making significant capital expenditures and building out cloud-based computer networks and internal use software applications to support Allerium's customers. We expect capital investments for these and other initiatives to continue in fiscal 2027 and beyond.

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

On September 29, 2020, our Board of Directors authorized a $100.0 million stock repurchase program. The stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws and the terms of our Credit Facility. There were no repurchases of our common stock during fiscal 2026 and 2025.

In fiscal 2023, we adjusted our capital allocation plans and determined to forgo a common stock dividend. Future common stock dividends, if any, remain subject to compliance with financial covenants under our Credit Facility and Subordinated Credit Facility, as well as Board approval and certain voting rights of holders of our Convertible Preferred Stock.

At July 31, 2026, we had no outstanding standby letters of credit to guarantee future performance on certain customer contracts and no commercial letters of credit outstanding.

Commitments
In the normal course of business, other than as discussed below, we routinely enter into binding and non-binding purchase obligations primarily covering anticipated purchases of inventory, equipment and or services. We do not expect that these commitments, as of July 31, 2026, will materially adversely affect our liquidity. At July 31, 2026, cash payments due under contractual obligations are as follows:

($ in thousands)	Total	Due Within 1 Year
Credit Facility - principal payments	$108,519	85,347
Credit Facility - estimated interest payments	15,779	10,340
Operating lease obligations	14,900	2,973
Subordinated Credit Facility, including interest paid in kind	102,049	43,757
Subordinated Credit Facility Make-Whole Amount	32,500	2,199
Contractual cash obligations	$273,747	144,616

The amounts in the above table: (i) include estimates of interest expense related to both our Credit Facility and Subordinated Credit Facility (as discussed below), and (ii) exclude purchase orders that we entered into in our normal course of business.

In accordance with our existing credit facilities, we must use 65% of the net proceeds from the Strategic Transaction to prepay the majority of our Credit Facility, with the remaining 35% to prepay subordinated debt outstanding under our Subordinated Credit Facility, starting with repaying the subordinated priority term loan. As a result of these contractual repayment obligations, and given that the Disposal Group met the criteria to be reported as "held for sale" as of July 31, 2026, $85.3 million and $46.0 million, respectively, of the term loans outstanding under the Credit Facility and Subordinated Credit Facility (including principal, interest paid-in-kind and Make Whole Amounts, as applicable, and excluding deferred financing costs and debt discounts) were classified as current liabilities in our Consolidated Balance Sheet as of July 31, 2026.

Interest payments related to our Credit Facility were estimated based on the outstanding borrowings at July 31, 2026 and assume the prepayment of the majority of our Credit Facility on December 31, 2026 upon consummation of the Strategic Transaction, as described above. Interest related to the Credit Facility was calculated based on the SOFR forward curve, plus the applicable margin, and does not assume any interest paid-in-kind.

The Subordinated Credit Facility Make-Whole Amount represents $65.0 million of the outstanding Subordinated Credit Facility principal amount, multiplied by the applicable make-whole rate for each applicable tranche as of July 31, 2026. Except for those portions of the Subordinated Credit Facility and Make-Whole Amount as of July 31, 2026 that we estimated to be repaid upon consummation of the Strategic Transaction, the remaining obligations under the Subordinated Credit Facility are not included in the "Due Within 1 Year" column given the timing of such payments are subject to the timing of certain repayments, prepayments and maturity date associated with the Credit Facility.

Additional information about our commitments related to the Strategic Transaction, Credit Facility, Subordinated Credit Facility, Convertible Preferred Stock and leasing arrangements is included in Notes to Consolidated Financial Statements - Note (2) - Business Divestiture, Note (8) - Credit Facility, Note (9) - Subordinated Credit Facility, Note (10) - Leases and Note (17) - Convertible Preferred Stock included in Part II - Item 8. Financial Statements and Supplementary Data, included in this Form 10-K (which discussion is incorporated herein by reference).

As discussed further in Notes to Consolidated Financial Statements - Note (17) - Convertible Preferred Stock, included in Part II - Item 8. Financial Statements and Supplementary Data (which discussion is incorporated herein by reference), included in this Form 10-K, prior to June 14, 2026, the holders of the Convertible Preferred Stock had the option to redeem such shares for cash: (i) in the event of the occurrence of an asset sale meeting certain criteria; (ii) on or after April 30, 2027 in the event of a satisfaction of the existing Credit Facility; and (iii) in all other cases, October 31, 2028. On June 14, 2026, in connection with entering into the Exchange Agreement, the holders waived any rights to repayment or repurchase of shares of Series B-3 Convertible Preferred Stock in connection with the Strategic Transaction and agreed that holders of Series B-3 Convertible Preferred Stock may not exercise their optional repurchase rights until October 31, 2029, except upon consummation of certain qualified asset sales by us or upon a Change of Control as defined in the Series B-4 Certificate of Designations. As the Convertible Preferred Stock are not mandatorily redeemable for cash, the redemption value of such shares are not presented in the table above.

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

As further discussed in Notes to Consolidated Financial Statements - Note (11) - Income Taxes included in Part II - Item 8. Financial Statements and Supplementary Data, included in this Form 10-K (which discussion is incorporated herein by reference), our Consolidated Balance Sheet at July 31, 2026 includes total liabilities of $4.0 million for uncertain tax positions, including interest, any or all of which may result in a cash payment. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of any potential cash settlement with the taxing authorities.

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

See Notes to Consolidated Financial Statements – Note (1)(n) - Adoption of Accounting Standards and Updates included in Part II - Item 8. Financial Statements and Supplementary Data, included in this Form 10-K, for further information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable. As a smaller reporting company, we are not required to provide the information required by Item 305 of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reports of Independent Registered Public Accounting Firm, Consolidated Financial Statements, Notes to Consolidated Financial Statements and Related Financial Schedule are listed in the Index to Consolidated Financial Statements and Schedule annexed hereto and are hereby incorporated by reference, as applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), which have been designed to provide reasonable assurance that the information required to be disclosed by us, in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, carried out by us under the supervision of our Chief Executive Officer and Chief Financial Officer, and with the participation of our management, we concluded that our disclosure controls and procedures were not effective as of July 31, 2026, as a result of the previously disclosed material weaknesses in our internal control over financial reporting discussed below.

Notwithstanding our material weaknesses, we have concluded that the consolidated financial statements and other financial information included in this Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP").

Management's Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2026. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) (the "COSO framework"). Based on our assessment, we determined that, as of July 31, 2026, our internal control over financial reporting was not effective based on those criteria as a result of the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Previously Disclosed Material Weaknesses

As previously disclosed in Part II, Item 9A. Controls and Procedures of our Form 10-K for the fiscal year ended July 31, 2025, management identified material weaknesses in our internal control over financial reporting as of July 31, 2025.

Management, with the oversight of our Audit Committee, implemented several enhancements to internal control over financial reporting throughout fiscal year 2026, including those noted below:

•Conducted training for all control owners and relevant personnel to improve the design and documentation that supports effective control activities, including evidence of the completeness and accuracy of information used in controls;

•For those employees involved in the estimate at completion ("EAC”) process, we conducted specialized training sessions related to newly designed or enhanced control activities that were put in place for preparing and reviewing an EAC and its impact on the accuracy of financial reporting;

•With respect to our international component operations, we updated and documented our policies and procedures related to accounting and financial reporting, including adopting more robust information technology policies and procedures and the enhancement of certain control activities over user access, change management and review of third-party service organization reports;

•Hired a Vice President, Internal Audit, to lead our Sarbanes-Oxley compliance program, including the execution of our remediation plans, in conjunction with utilizing third-party consultants that were engaged in fiscal years 2025 and 2026 to assist us with remediation efforts; and

•Continued engaging with third-party specialists with the requisite knowledge, experience and resources to assist with complex accounting matters and transactions.

As a result, management established effective processes and controls over (i) inventory, other assets and complex accounting matters and transactions (including debt, convertible preferred stock and related embedded derivatives), and (ii) general information technology controls related to Allerium’s international component, and considers the related material weaknesses to be remediated as of July 31, 2026.
As of July 31, 2026, while we believe that our efforts have improved our internal control over financial reporting and resulted in the remediation of certain of the previously identified material weaknesses, remediation of the material weakness related to control activities over revenue recognition and contract liabilities, that resulted from the control environment material weakness, will require further testing of the design and operating effectiveness of internal controls over a sufficient period of time in order to conclude that the material weaknesses have been remediated.

Deloitte and Touche LLP, our independent registered public accounting firm, has performed an audit of our internal control over financial reporting as of July 31, 2026. The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation Plan

While we believe that our efforts have improved our internal control over financial reporting and remediated certain material weaknesses identified as of July 31, 2025, as described above, remediation of the remaining material weaknesses will require continued focus and commitment. Management remains committed to remediating the remaining material weaknesses described above. We will continue to monitor the effectiveness of our enhancements made to internal control over financial reporting and refine the remediation plan, as appropriate. The material weaknesses cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes In Internal Control Over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during our fiscal quarter ended July 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Officers

During the three months ended July 31, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    (1) The Registrant’s financial statements together with a separate index are annexed hereto.
(2) The Financial Statement Schedule listed in a separate index is annexed hereto, as applicable.
(3) Exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
2(a)	Securities Purchase Agreement, dated June 14, 2026, by and among Comtech Telecommunications Corp., certain direct or indirect subsidiaries thereof named therein and Wavestream Corporation.	Exhibit 2.1 to the Registrant’s Form 8-K, field June 15, 2026
3(a)(i)	Restated Certificate of Incorporation of the Registrant, dated August 18, 2006	Exhibit 3(a)(i) to the Registrant’s 2006 Form 10-K
3(a)(ii)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Comtech Telecommunications Corp., dated December 28, 2021	Exhibit 3.1 to the Registrant's Form 8-K, filed December 30, 2021
3(a)(iii)	Third Amended and Restated By-Laws of the Registrant, dated September 26, 2017	Exhibit 3(a)(ii) to the Registrant’s 2017 Form 10-K
3(a)(iv)	Certificate of Designations of Series B-1 Convertible Preferred Stock, dated June 17, 2024	Exhibit 3.1 to the Registrant's Form 8-K filed June 18, 2024
3(a)(v)	Certificate of Elimination of Series B-1 Convertible Preferred Stock, dated October 23, 2024	Exhibit 3(a)(v) to the Registrant's 2024 Form 10-K
3(a)(vi)	Certificate of Designations of Series B-2 Convertible Preferred Stock, dated October 17, 2024	Exhibit 3.1 to the Registrant’s Form 8-K, filed October 18, 2024
3(a)(vii)	Certificate of Elimination eliminating the Series B-2 Convertible Preferred Stock, dated March 4, 2025	Exhibit 3.2 to the Registrant’s Form 8-K, filed March 4, 2025
3(a)(viii)	Certificate of Designations designating the Series B-3 Convertible Preferred Stock, dated March 4, 2025	Exhibit 3.1 to the Registrant’s Form 8-K, filed March 4, 2025
4(a)(i)	Form of Warrant Agreement	Exhibit 4.1 to the Registrant’s Form 8-K, filed June 18, 2024
4(a)(ii)	Form of First Amendment to Common Stock Purchase Warrant	Exhibit 4.1 to the Registrant’s Form 8-K, filed August 3, 2026

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
4(a)(iii)	Form of Warrant Agreement	Exhibit 4.1 to the Registrant’s Form 8-K, filed March 4, 2025
4(a)(iv)	Form of Lender Warrant Agreement	Exhibit 4.1 to the Registrant’s Form 8-K, filed June 15, 2026
4(a)(v)	Form of Preferred Warrant Agreement	Exhibit 4.2 to the Registrant’s Form 8-K, filed June 15, 2026
4(a)(vi)	Description of Comtech Telecommunications Corp.'s Securities Registered Pursuant to Section 12 of the Exchange Act	Exhibit 4(a)(ii) to the Registrant’s 2025 Form 10-K
10(a)*	Third Amended and Restated 2001 Employee Stock Purchase Plan	Appendix B to the Registrant’s Proxy Statement, filed November 18, 2022
10(b)*	2000 Stock Incentive Plan, Amended and Restated, dated December 15, 2022	Appendix A to the Registrant’s Proxy Statement, filed November 18, 2022
10(c)(1)*	Form of Stock Option Agreement pursuant to the 2000 Stock Incentive Plan
10(c)(2)*	Form of Stock Option Agreement for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2020	Exhibit 10(d)(3) to the Registrant's 2020 Form 10-K
10(d)*	Form of Cash-Settled Performance Unit Agreement pursuant to the 2000 Stock Incentive Plan	Exhibit 10(e)(2) to the Registrant's 2023 Form 10-K
10(e)*	Form of Long-Term Performance Share Award Agreement pursuant to the 2000 Stock Incentive Plan - 2018	Exhibit 10(f)(2) to the Registrant's 2019 Form 10-K
10(f)*	Form of Restricted Stock Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2019	Exhibit 10(g)(3) to the Registrant's 2019 Form 10-K
10(g)(1)*	Form of Restricted Stock Unit Agreement for Employees pursuant to the 2000 Stock Incentive Plan - 2017	Exhibit 10(h)(1) to the Registrant’s 2017 Form 10-K
10(g)(2)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan	Exhibit 10(aa) to the Registrant’s 2016 Form 10-K
10(g)(3)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2020	Exhibit 10.1 to the Registrant's Form 10-Q, filed June 3, 2020
10(g)(4)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the 2000 Stock Incentive Plan - 2022	Exhibit 10(h)(7) to the Registrant's 2022 Form 10-K
10(g)(5)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Employees pursuant to the 2000 Stock Incentive Plan - 2022	Exhibit 10(h)(8) to the Registrant's 2022 Form 10-K
10(h)*	Form of Share Unit Agreement (eligible for dividend equivalents) for Employees pursuant to the 2000 Stock Incentive Plan - 2018	Exhibit 10(j)(2) to the Registrant's 2018 Form 10-K
10(i)*	Form of Indemnification Agreement between the Registrant and the Named Executive Officers and Certain Other Executive Officers	Exhibit 10.1 to Registrant’s Form 8-K, filed on March 8, 2007
10(j)(1)*	Form of Change-in-Control Agreement (Tier 1)	Exhibit 10(l)(1) to the Registrant's 2022 Form 10-K
10(j)(2)*	Form of Change-in-Control Agreement (Tier 2) between the Registrant and Certain Named Executive Officers (other than the CEO) and Certain Other Executive Officers	Exhibit 10(l)(2) to the Registrant's 2022 Form 10-K

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
10(j)(3)*	Form of Change-in-Control Agreement (Tier 2) between the Registrant and Certain Named Executive Officers (other than the CEO) and Certain Other Executive Officers (California Employees)	Exhibit 10.3 to the Registrant’s Form 8-K, filed June 7, 2017
10(j)(4)*	Form of Change-in-Control Agreement (Tier 2) between the Registrant and Certain Named Executive Officers (other than the CEO) and Certain Other Executive Officers (Divisional/Subsidiary Presidents)	Exhibit 10.4 to the Registrant’s Form 8-K, filed June 7, 2017
10(j)(5)*
Form of Change-in-Control Agreement (Tier 2) between the Registrant and Certain Named Executive Officers (other than the CEO) and Certain Other Executive Officers (California Divisional/Subsidiary Presidents)
Exhibit 10.5 to the Registrant’s Form 8-K, filed June 7, 2017
10(j)(6)*	Form of Change-in-Control Agreement (Tier 3) between the Registrant and Certain Non-Executive Officers	Exhibit 10.6 to the Registrant’s Form 8-K, filed June 7, 2017
10(k)(1)	Credit Agreement, dated as of June 17, 2024, among Comtech Telecommunications Corp. and the lenders named therein	Exhibit 10.1 to the Registrant’s Form 8-K, filed June 18, 2024
10(k)(2)
Waiver and Amendment No. 1 to Credit Agreement, dated as of October 17, 2024, by and among Comtech Telecommunications Corp., as borrower, the lenders named therein, TCW Asset Management Company LLC, as term loan agent, and Wingspire Capital LLC, as revolving agent
Exhibit 10.1 to the Registrant’s Form 8-K, filed October 18, 2024
10(k)(3)
Subordinated Credit Agreement, dated as of October 17, 2024, by and among Comtech Telecommunications Corp., as borrower, the lenders named therein, and U.S. Bank Trust Company, National Association, as agent
Exhibit 10.2 to the Registrant’s Form 8-K, filed October 18, 2024
10(k)(4)
Waiver and Amendment No. 2 to Credit Agreement, dated as of March 3, 2025, by and among Comtech Telecommunications Corp., as borrower, the lenders named therein, TCW Asset Management Company LLC, as term loan agent, and Wingspire Capital LLC, as revolving agent
Exhibit 10.1 to the Registrant’s Form 8-K, filed March 4, 2025
10(k)(5)
Waiver and Amendment No 1. to Subordinated Credit Agreement, dated as of March 3, 2025, by and among Comtech Telecommunications Corp., as borrower, the guarantors named therein, the lenders named therein, and U.S. Bank Trust Company, National Association, as agent.
Exhibit 10.2 to the Registrant’s Form 8-K, filed March 4, 2025
10(k)(6)
Amendment No. 3 to Credit Agreement, dated as of July 21, 2025, by and among Comtech Telecommunications Corp., as borrower, the lenders named therein, TCW Asset Management Company LLC, as administrative agent, and Wingspire Capital LLC, as revolving agent.
Exhibit 10.1 to the Registrant’s Form 8-K, filed July 22, 2025
10(k)(7)
Amendment No 2. to Subordinated Credit Agreement, dated as of July 21, 2025, by and among Comtech Telecommunications Corp., as borrower, the guarantors named therein, the lenders named therein, and U.S. Bank Trust Company, National Association, as agent.
Exhibit 10.2 to the Registrant’s Form 8-K, filed July 22, 2025
10(k)(8)
Consent and Amendment No. 4 to Credit Agreement, dated as of June 14, 2026, by and among Comtech Telecommunications Corp., as borrower, the lenders named therein, TCW Asset Management Company LLC, as administrative agent, and Wingspire Capital LLC, as revolving agent
Exhibit 10.1 to the Registrant’s Form 8-K, filed June 15, 2026
10(k)(9)
Amendment No. 3 to Subordinated Credit Agreement, dated as of June 14, 2026, by and among Comtech Telecommunications Corp., as borrower, the guarantors named therein, the lenders named therein, and U.S. Bank Trust Company, National Association, as agent
Exhibit 10.2 to the Registrant’s Form 8-K, filed June 15, 2026

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
10(k)(10)
Amendment No. 5 to Credit Agreement, dated as of July 30, 2026, by and among Comtech Telecommunications Corp., as borrower, the lenders named therein, TCW Asset Management Company LLC, as administrative agent, and Wingspire Capital LLC, as revolving agent
Exhibit 10.1 to the Registrant’s Form 8-K, filed August 3, 2026
10(k)(11)
Amendment No. 4 to Subordinated Credit Agreement, dated as of July 31, 2026, by and among Comtech Telecommunications Corp., as borrower, the guarantors named therein, the lenders named therein, and U.S. Bank Trust Company, National Association, as agent
Exhibit 10.2 to the Registrant’s Form 8-K, filed August 3, 2026
10(l)(1)	Subscription and Exchange Agreement, dated as of March 3, 2025, by and among Comtech Telecommunications Corp. and the Investors named therein	Exhibit 10.3 to the Registrant’s Form 8-K, filed March 4, 2025
10(l)(2)	Form of Voting Agreement	Exhibit 10.4 to the Registrant’s Form 8-K, filed March 4, 2025
10(l)(3)	Registration Rights Agreement, dated as of March 3, 2025, by and among Comtech Telecommunications Corp. and the Investors named therein	Exhibit 10.5 to the Registrant’s Form 8-K, filed March 4, 2025
10(l)(4)	First Amendment to Registration Rights Agreement, dated as of June 14, 2026, by and among Comtech Telecommunications Corp. and the Investors named therein	Exhibit 10.3 to the Registrant’s Form 8-K, filed June 15, 2026
10(l)(5)	Exchange Agreement, dated as of June 14, 2026, by and among Comtech Telecommunications Corp. and the Investors named therein	Exhibit 10.5 to the Registrant’s Form 8-K, filed June 15, 2026
10(l)(6)	Form of Voting Agreement	Exhibit 10.6 to the Registrant’s Form 8-K, filed June 15, 2026
10(l)(7)	Registration Rights Agreement, dated as of June 14, 2026, by and among Comtech Telecommunications Corp. and the Investors named therein.	Exhibit 10.7 to the Registrant’s Form 8-K, filed June 15, 2026
10(m)
Cooperation Agreement dated December 16, 2021, by and among Comtech Telecommunications Corp., Outerbridge Partners, LP, Outerbridge Capital Management, LLC, Outerbridge Partners GP, LLC, Outerbridge Bartleby Fund, LP, Outerbridge Bartleby GP, LLC, and Rory Wallace
Exhibit 10.1 to the Registrant's Form 8-K, filed December 21, 2021
10(n)(1)*	Employment Agreement, dated December 31, 2021, between Comtech and Michael Porcelain	Exhibit 10.1 to the Registrant's Form 8-K, filed January 5, 2022
10(n)(2)*	Separation Agreement and General Release with Michael Porcelain, dated August 9, 2022	Exhibit 10.1 to the Registrant's Form 8-K, filed August 10, 2022
10(o)*	CEO Employment Agreement with Ken Peterman, dated September 12, 2022	Exhibit 10.1 to the Registrant’s Form 8-K, filed September 13, 2022
10(p)*	Form of Executive Employment Agreement	Exhibit 10.1 to the Registrant’s Form 8-K, filed January 9, 2024
10(q)(1)*	Employment Agreement between Comtech Telecommunications Corp. and John Ratigan	Exhibit 10.1 to the Registrant’s Form 8-K, filed April 1, 2024
10(q)(2)*	Employment Agreement Amendment 1 between Comtech Telecommunications Corp. and John Ratigan	Exhibit 10.2 to the Registrant’s Form 8-K, filed April 1, 2024
10(q)(3)*	Employment Agreement, dated October 28, 2024, between Comtech Telecommunications Corp. and John Ratigan	Exhibit 10.7 to the Registrant’s Form 10-Q, filed January 13, 2025
10(q)(4)*	Separation Agreement, dated January 10, 2025, by and between Comtech Telecommunications Corp. and John Ratigan	Exhibit 10.1 to the Registrant’s Form 8-K, filed January 13, 2025
10(r)*	Comtech Telecommunications Corp. 2023 Equity and Incentive Plan, as amended	Annex A to the Registrant’s Proxy Statement, filed January 30, 2026

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
10(s)(1)*	Form of Restricted Stock Unit Agreement pursuant to the Comtech Telecommunications Corp. 2023 Equity and Incentive Plan	Exhibit 10.5 to the Registrant’s Form 10-Q, filed June 18, 2024
10(s)(2)*	Form of Long Term Performance Award Agreement pursuant to the Comtech Telecommunications Corp. 2023 Equity and Incentive Plan	Exhibit 10.6 to the Registrant’s Form 10-Q, filed June 18, 2024
10(s)(3)*	Form of Restricted Stock Unit Agreement to Non-employee Directors pursuant to the Comtech Telecommunications Corp. 2023 Equity and Incentive Plan	Exhibit 10(v)(4) to the Registrant’s 2024 Form 10-K
10(s)(4)*	Form of Restricted Stock Agreement to Non-employee Directors pursuant to the Comtech Telecommunications Corp. 2023 Equity and Incentive Plan	Exhibit 10(v)(5) to the Registrant’s 2024 Form 10-K
10(s)(5)*	Form of Cash-Settled Performance Award Agreement Pursuant to Comtech Telecommunications Corp. 2023 Equity and Incentive Plan	Exhibit 10.9 to the Registrant’s Form 10-Q, filed January 13, 2025
10(s)(6)*	Form of Restricted Stock Unit Award Agreement Pursuant to Comtech Telecommunications Corp. 2023 Equity and Incentive Plan, as amended – Fiscal 2026	Exhibit 10.2 to the Registrant’s Form 10-Q, filed March 16, 2026
10(s)(7)*	Form of Long-Term Performance Award Agreement Pursuant to Comtech Telecommunications Corp. 2023 Equity and Incentive Plan, as amended – Fiscal 2026	Exhibit 10.3 to the Registrant’s Form 10-Q, filed March 16, 2026
10(s)(8)*	Form of Cash-Settled Performance Award Agreement Pursuant to Comtech Telecommunications Corp. 2023 Equity and Incentive Plan, as amended – Fiscal 2026	Exhibit 10.4 to the Registrant’s Form 10-Q, filed March 16, 2026
10(s)(9)*	Form of Restricted Stock Unit Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the Comtech Telecommunications Corp. 2023 Equity and Incentive Plan - 2026	Exhibit 10.1 to the Registrant’s Form 10-Q, filed June 15, 2026
10(s)(10)*	Form of Restricted Stock Award Agreement (eligible for dividend equivalents) for Non-employee Directors pursuant to the Comtech Telecommunications Corp. 2023 Equity and Incentive Plan - 2026	Exhibit 10.2 to the Registrant’s Form 10-Q, filed June 15, 2026
10(t)(1)*	Employment Agreement, dated November 27, 2024, between Comtech Telecommunications Corp. and Kenneth H. Traub	Exhibit 10.8 to the Registrant’s Form 10-Q, filed January 13, 2025
10(t)(2)*	Employment Agreement Amendment No. 1, dated January 13, 2025, between Comtech Telecommunications Corp. and Kenneth H. Traub	Exhibit 10.3 to the Registrant’s Form 10-Q, filed March 12, 2025
10(u)(1)*	Employment Agreement, dated February 26, 2024, between Comtech Telecommunications Corp. and Jeffery Robertson	Exhibit 10.4 to the Registrant’s Form 10-Q, filed March 12, 2025
10(u)(2)*	Employment Agreement Amendment No. 1, dated January 10, 2025, between Comtech Telecommunications Corp. and Jeffery Robertson	Exhibit 10.5 to the Registrant’s Form 10-Q, filed March 12, 2025
10(v)	Cooperation Agreement, dated November 17, 2024, by and among Comtech Telecommunications Corp. and Michael Porcelain, Fred Kornberg and Oleg Timoshenko	Exhibit 10.1 to the Registrant’s Form 8-K, filed November 18, 2024
10(w)*	Form of Indemnification Agreement by and among Comtech Telecommunications Corp. and the Board of Directors and Certain Officers	Exhibit 10.1 to the Registrant’s Form 8-K, filed December 13, 2024
10(x)*	Form of Transaction Bonus Agreement - Executive Officers	Exhibit 10.1 to the Registrant’s Form 10-Q, filed March 16, 2026

Exhibit Number	Description of Exhibit	Incorporated By Reference to Exhibit
10(y)	Director Agreement, dated as of June 14, 2026, by and among Comtech Telecommunications Corp., Magnetar Financial LLC and the Investors named therein	Exhibit 10.4 to the Registrant’s Form 8-K, filed June 15, 2026
19	Insider Trading Policies and Procedures of the Company	Exhibit 19 to the Registrant’s 2024 Form 10-K
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of CEO and Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and Chairman pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback Policy of the Company	Exhibit 97 to the Registrant's 2024 Form 10-K
101.INS
The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2026, formatted in inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMTECH TELECOMMUNICATIONS CORP.

October 14, 2026	By: /s/Kenneth H. Traub
(Date)	Kenneth H. Traub, Chairman of the Board President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title

October 14, 2026	/s/Kenneth H. Traub	Chairman of the Board
(Date)	Kenneth H. Traub	President and Chief Executive Officer
(Principal Executive Officer)

October 14, 2026	/s/Michael A. Bondi	Chief Financial Officer
(Date)	Michael A. Bondi	(Principal Financial and Accounting Officer)

October 14, 2026	/s/Michael J. Hildebrandt	Director
(Date)	Michael J. Hildebrandt

October 14, 2026	/s/Christopher D. Maloney	Director
(Date)	Christopher D. Maloney

October 14, 2026	/s/Mark Quinlan	Director
(Date)	Mark Quinlan

October 14, 2026	/s/Mary Jane Raymond	Director
(Date)	Mary Jane Raymond

October 14, 2026	/s/Lloyd A. Sprung	Director
(Date)	Lloyd A. Sprung

October 14, 2026	/s/Lawrence J. Waldman	Director
(Date)	Lawrence J. Waldman

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Schedule

Page
Reports of Independent Registered Public Accounting Firm (PCAOB ID: 34)	F-2

Consolidated Financial Statements:

Balance Sheets as of July 31, 2026 and 2025	F-8

Statements of Operations for each of the years in the two-year period ended July 31, 2026	F-9

Statements of Convertible Preferred Stock and Stockholders' Equity for each of the years in the two-year period ended July 31, 2026	F-10

Statements of Cash Flows for each of the years in the two-year period ended July 31, 2026	F-11

Notes to Consolidated Financial Statements	F-13

Additional Financial Information Pursuant to the Requirements of Form 10-K:

None

Schedules not listed above have been omitted because they are either not applicable or the required information has been provided elsewhere in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
Comtech Telecommunications Corp.
Chandler, Arizona

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Comtech Telecommunications Corp. and subsidiaries (the "Company") as of July 31, 2026 and 2025, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity, and cash flows, for each of the two years in the period ended July 31, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2026, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 14, 2026, expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

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

•For each specific identified material contract selected, we performed the following:

◦Evaluated whether the contract was properly included in management’s calculation of over time revenue based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation.

◦Compared the transaction prices to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.

◦Confirmed certain items with the customer, such as contract amount, approved change orders, invoices received, payments made, liquidated damages, if any, and amounts owed to the Company.

◦Tested management’s identification of distinct performance obligations by evaluating whether the underlying goods, services, or both were highly interdependent and interrelated.

◦Evaluated the estimates of total cost and profit for the performance obligation by:

▪Performing a retrospective review by comparing the estimated margins at contract inception or as of the prior year-end, as applicable, to the actual margins as of year-end in order to assess management’s ability to accurately estimate costs.

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

Goodwill — Refer to Note 15 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of its reporting unit to its carrying value. The Company used a combination of a market approach and the income approach, also known as the discounted cash flow ("DCF") method, to determine the present value of cash flows to estimate fair value. In the DCF, the future cash flows for the Company’s reporting unit was projected based on its estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both.

Allerium’s goodwill balance was $176.1 million as of July 31, 2026. The fair value of Allerium exceeded its carrying value by 7.9% as of the measurement date and, therefore, no impairment was recognized.

We identified goodwill for Allerium as a critical audit matter because of the significant judgments made by management to estimate the fair value of the reporting unit and the differences between their fair value and carrying value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future revenue and operating margins.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discount rate and forecasts of future revenue and operating margins used by management to estimate the fair value of Allerium included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the reporting unit, such as controls related to management’s selection of the discount rate and forecasts of future revenue and operating margins.

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

Debt - Refer to Notes 8 and 9 to the Financial Statements

Critical Audit Matter Description

The Company has current and long-term debt of $121.0 million and $84.3 million, respectively, as of July 31, 2026. Debt is recorded at initial fair value, which normally reflects the proceeds received by the Company, net of debt issuance costs. Debt is subsequently stated at amortized cost. Debt issuance costs, discounts and premiums are generally amortized to interest expense using the effective interest method, over the term of the debt. Debt issuance costs related to a recognized debt liability are presented as a direct deduction of the carrying amount of that debt, consistent with debt discounts. Debt issuance costs related to the Company's revolving facility are deferred and recorded as an asset. Debt issuance costs paid to lenders related to a recognized debt liability are netted against the proceeds from the related debt while debt issuance costs paid to third parties are expensed as incurred. Debt instruments are also evaluated by the Company for the existence of features that must be separated and accounted for as a derivative. During the year ended July 31, 2026, the Company entered into various debt transactions that involved the modification of existing debt. We identified the accounting for debt and the related debt transactions, as a critical audit matter because of the complexity involved in (i) evaluating the accounting for the debt amendments including whether such transactions resulted in a debt modification or extinguishment and the associated impact on debt issuance costs, and (ii) evaluating the existence of and accounting for features embedded in amended debt agreements that must be separated and accounted for as a derivative. This required an increased extent of effort due to the potential magnitude and complexity of the debt transactions, including the assistance of our professionals with specialized knowledge and skills in the relevant technical accounting guidance required when performing audit procedures to address these matters.

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

•We evaluated and tested management's debt modification or extinguishment analysis by:

◦Testing the accuracy and completeness, including mathematical accuracy, of management's analysis.

◦Evaluating management's analysis over whether the debt transactions met the conditions to be treated as a debt modification or extinguishment by evaluating it against the relevant technical accounting guidance.

•We evaluated the conclusions reached by management on its analysis of the terms in the amended debt agreements to evaluate the existence of features in the amended debt agreements that must be separated and accounted for as a derivative by:

◦Reading the terms for all debt agreements to evaluate the existence of features in the amended debt agreements that must be separated and accounted for as a derivative.

◦Evaluating management's analysis identifying the existence of and accounting for the features in the amended debt agreements that must be separated and accounted for as a derivative by evaluating it against the relevant technical accounting guidance.

/s/ DELOITTE & TOUCHE LLP

Jericho, New York
October 14, 2026

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
Comtech Telecommunications Corp.
Chandler, Arizona

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Comtech Telecommunications Corp. and subsidiaries (the "Company") as of July 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of July 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 31, 2026, of the Company and our report dated October 14, 2026, expressed an unqualified opinion on those financial statements.

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

The following material weaknesses have been identified and included in management's assessment:

•The Company did not design and maintain an effective control environment commensurate with their financial reporting requirements based on the criteria in the COSO framework, as the Company lacked a sufficient complement of resources with an appropriate level of knowledge and experience to establish effective processes and controls. The control environment material weakness contributed to another material weakness related to control activities over revenue recognition and contract liabilities, where the Company did not design and implement effective control activities.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements, as of and for the year ended July 31, 2026, of the Company, and this report does not affect our report on such financial statements.

/s/ DELOITTE & TOUCHE LLP

Jericho, New York
October 14, 2026

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
As of July 31, 2026 and 2025

Assets	2026	2025
Current assets:
Cash and cash equivalents	$34,978,000	35,371,000
Accounts receivable, net	67,803,000	87,176,000
Inventories, net	10,510,000	6,936,000
Prepaid expenses and other current assets	12,627,000	13,775,000
Current assets of discontinued operations held for sale (See Note 2)	117,341,000	127,987,000
Total current assets	243,259,000	271,245,000
Property, plant and equipment, net	30,976,000	27,960,000
Operating lease right-of-use assets, net	9,914,000	9,527,000
Goodwill	176,126,000	176,126,000
Intangibles with finite lives, net	120,664,000	135,427,000
Deferred financing costs, net	1,454,000	1,908,000
Other assets, net	9,324,000	10,457,000
Non-current assets of discontinued operations held for sale (See Note 2)	104,045,000	109,246,000
Total assets	$695,762,000	741,896,000
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,751,000	14,660,000
Accrued expenses and other current liabilities	47,362,000	41,076,000
Current portion of credit facility, net	76,609,000	4,050,000
Current portion of subordinated credit facility, net	44,408,000	—
Operating lease liabilities, current	3,210,000	3,426,000
Contract liabilities	43,758,000	41,955,000
Interest payable	283,000	15,000
Current liabilities of discontinued operations held for sale (See Note 2)	54,190,000	53,067,000
Total current liabilities	290,571,000	158,249,000
Non-current portion of credit facility, net	21,400,000	114,414,000
Non-current portion of subordinated credit facility, net	62,920,000	95,588,000
Operating lease liabilities, non-current	9,423,000	8,907,000
Income taxes payable, non-current	1,444,000	1,611,000
Long-term contract liabilities	16,429,000	21,005,000
Warrant and derivative liabilities	4,481,000	17,849,000
Other liabilities	3,509,000	3,450,000
Non-current liabilities of discontinued operations held for sale (See Note 2)	24,698,000	26,856,000
Total liabilities	434,875,000	447,929,000
Commitments and contingencies (See Note 14)
Convertible preferred stock, par value $0.10 per share; authorized and issued 178,181 shares at July 31, 2026 (redemption value of $223,156,000, which includes accrued dividends of $1,661,000) and authorized and issued 178,181 shares at July 31, 2025 (redemption value of $204,153,000, which includes accrued dividends of $1,520,000)	221,983,000	189,545,000
Stockholders’ equity:
Preferred stock, par value $0.10 per share; authorized and unissued 1,821,819 shares at July 31, 2026 and 2025, respectively	—	—
Common stock, par value $0.10 per share; authorized 100,000,000 shares; issued 45,025,294 shares and 44,443,626 shares at July 31, 2026 and 2025, respectively	4,502,000	4,444,000
Additional paid-in capital	519,315,000	548,722,000
Accumulated deficit	(43,064,000)	(6,895,000)
	480,753,000	546,271,000
Less:
Treasury stock, at cost (15,033,317 shares at July 31, 2026 and 2025)	(441,849,000)	(441,849,000)
Total stockholders’ equity	38,904,000	104,422,000
Total liabilities, convertible preferred stock and stockholders’ equity	$695,762,000	741,896,000
See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
Fiscal Years Ended July 31, 2026 and 2025

	2026	2025
Net sales	$249,613,000	300,871,000
Cost of sales	152,437,000	205,664,000
Gross profit	97,176,000	95,207,000

Expenses:
Selling, general and administrative	87,855,000	88,129,000
Research and development	11,577,000	11,725,000
Amortization of intangibles	14,763,000	15,154,000
Impairment of long-lived assets, including goodwill	—	5,304,000
CEO transition costs	1,162,000	2,117,000
Proxy solicitation costs	—	2,682,000
	115,357,000	125,111,000

Operating loss from continuing operations	(18,181,000)	(29,904,000)

Other expenses (income):
Interest expense	21,339,000	19,011,000
Interest (income) and other	3,000	(118,000)
Write-off of deferred financing costs and debt discounts	—	8,977,000
Change in fair value of warrants and derivatives	(22,089,000)	(38,498,000)

Loss from continuing operations before income taxes	(17,434,000)	(19,276,000)
Provision for (benefit from) income taxes	847,000	(279,000)

Net loss from continuing operations	(18,281,000)	(18,997,000)

Discontinued operations (Note 2):
Loss from discontinued operations before income taxes	(16,807,000)	(136,106,000)
Provision for income taxes	1,081,000	199,000
Net loss from discontinued operations	(17,888,000)	(136,305,000)

Net loss	$(36,169,000)	(155,302,000)

Gain on extinguishment of convertible preferred stock	—	51,179,000

Adjustments to reflect redemption value of convertible preferred stock:
Dividends on convertible preferred stock, net	(32,763,000)	(100,128,000)
Net loss attributable to common stockholders	$(68,932,000)	(204,251,000)

Net loss per common share:
Basic and diluted - continuing operations	$(1.71)	(2.31)
Basic and diluted - discontinued operations	(0.60)	(4.64)
Basic and diluted	$(2.31)	(6.95)

Weighted average number of common and common equivalent shares outstanding - basic and diluted	29,845,000	29,405,000

 See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
Fiscal Years Ended July 31, 2026 and 2025

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock		Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of July 31, 2024	171,827	$180,076,000	43,766,109	$4,377,000	$640,145,000	$103,580,000	15,033,317	$(441,849,000)	$306,253,000
Equity-classified stock award compensation	—	—	—	—	3,120,000	—	—	—	3,120,000
Issuance of employee stock purchase plan shares	—	—	53,801	5,000	113,000	—	—	—	118,000
Issuance of restricted stock, net of forfeiture	—	—	63,450	6,000	(6,000)	—	—	—	—
Net settlement of stock-based awards	—	—	560,266	56,000	(915,000)	—	—	—	(859,000)
Extinguishment of convertible preferred stock	(171,827)	(183,489,000)	—	—	—	51,179,000	—	—	51,179,000
Issuance of convertible preferred stock (at fair value), excluding embedded derivatives	178,181	96,700,000	—	—	(3,221,000)	—	—	—	(3,221,000)
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends and change in fair value of embedded derivatives)	—	96,258,000	—	—	(89,879,000)	(6,379,000)	—	—	(96,258,000)
Convertible preferred stock consent fee	—	—	—	—	(650,000)	—	—	—	(650,000)
Reversal of dividend equivalents	—	—	—	—	15,000	27,000	—	—	42,000
Net loss	—	—	—	—	—	(155,302,000)	—	—	(155,302,000)
Balance as of July 31, 2025	178,181	$189,545,000	44,443,626	$4,444,000	$548,722,000	$(6,895,000)	15,033,317	$(441,849,000)	$104,422,000
Equity-classified stock award compensation	—	—	—	—	4,046,000	—	—	—	4,046,000
Issuance of employee stock purchase plan shares	—	—	43,298	4,000	91,000	—	—	—	95,000
Issuance of restricted stock, net of forfeiture	—	—	109,860	11,000	(11,000)	—	—	—	—
Net settlement of stock-based awards	—	—	428,510	43,000	(770,000)	—	—	—	(727,000)
Adjustment to reflect redemption value of convertible preferred stock (including accrued dividends and change in fair value of embedded derivatives)	—	32,438,000	—	—	(32,438,000)	—	—	—	(32,438,000)
Convertible preferred stock amendment fees	—	—	—	—	(325,000)	—	—	—	(325,000)
Net loss	—	—	—	—	—	(36,169,000)	—	—	(36,169,000)
Balance as of July 31, 2026	178,181	$221,983,000	45,025,294	$4,502,000	$519,315,000	$(43,064,000)	15,033,317	$(441,849,000)	$38,904,000

See accompanying notes to consolidated financial statements.

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Fiscal Years Ended July 31, 2026 and 2025

	2026	2025
Cash flows from operating activities:
Net loss	$(36,169,000)	(155,302,000)
Less: Net loss from discontinued operations	(17,888,000)	(136,305,000)
Net loss from continuing operations	(18,281,000)	(18,997,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	9,778,000	8,813,000
Amortization of intangible assets	14,763,000	15,154,000
Amortization of stock-based compensation	3,121,000	2,238,000
Paid-in-kind interest under term loan	—	1,850,000
Amortization of deferred financing costs, debt discount and accreted interest related to subordinated credit facility	14,352,000	3,098,000
Amortization of deferred financing costs and debt discount related to credit facility	1,760,000	2,176,000
Write-off of deferred financing costs and debt discount	—	8,977,000
Change in fair value of warrants and derivatives	(22,089,000)	(38,498,000)
Loss on disposal of property, plant and equipment	—	11,000
(Benefit from) provision for allowance for doubtful accounts and contract assets	(302,000)	375,000
Provision for excess and obsolete inventory	492,000	261,000
Deferred income tax expense (benefit)	1,032,000	(1,187,000)
Impairment of long-lived assets, including goodwill	—	5,304,000
Changes in assets and liabilities:
Accounts receivable	19,675,000	(8,472,000)
Inventories	(4,066,000)	1,134,000
Prepaid expenses and other current assets	99,000	(2,731,000)
Other assets	709,000	745,000
Accounts payable	6,043,000	(6,752,000)
Accrued expenses and other current liabilities	1,018,000	(1,914,000)
Contract liabilities	(2,773,000)	1,767,000
Other liabilities, non-current	68,000	(95,000)
Interest payable	(211,000)	(1,057,000)
Income taxes payable	(203,000)	(1,394,000)
Net cash provided by (used in) operating activities from continuing operations	24,985,000	(29,194,000)
Net cash provided by operating activities from discontinued operations	12,425,000	20,902,000
Net cash provided by (used in) operating activities	37,410,000	(8,292,000)
Cash flows from investing activities:
Purchases of property, plant and equipment	(15,223,000)	(8,228,000)
Proceeds from sale of indefinite lived intangible assets	565,000	—
Net cash used in investing activities from continuing operations	(14,658,000)	(8,228,000)
Net cash provided by (used in) investing activities from discontinued operations	8,748,000	(337,000)
Net cash used in investing activities	(5,910,000)	(8,565,000)
Cash flows from financing activities:
Net payments under revolving loans	(17,641,000)	(14,859,000)
Repayment of term loan	(10,550,000)	(56,746,000)
Repayment of subordinated credit facility	(3,021,000)	—
Proceeds from subordinated credit facility	—	100,000,000
Payment of deferred financing costs and debt discount	(450,000)	(4,545,000)
Contribution for constructing long-lived assets	—	2,814,000
Payment of convertible preferred stock consent fee	—	(650,000)
Payment of convertible preferred stock amendment fees	(80,000)	(76,000)
Cash dividends paid on common stock	(32,000)	(158,000)
Remittance of employees' statutory tax withholding for stock awards	(688,000)	(1,248,000)
Proceeds from issuance of employee stock purchase plan shares	95,000	118,000
Payment of shelf registration costs	(181,000)	(207,000)
Net cash (used in) provided by financing activities from continuing operations	(32,548,000)	24,443,000
		(Continued)

COMTECH TELECOMMUNICATIONS CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
Fiscal Years Ended July 31, 2026, 2025 and 2024

	2026	2025
Net (decrease) increase in cash and cash equivalents, including cash classified within current assets of discontinued operations held for sale	$(1,048,000)	7,586,000
Less: Net (decrease) increase in cash classified within current assets of discontinued operations held for sale	(655,000)	1,097,000
Net (decrease) increase in cash and cash equivalents from continuing operations	(393,000)	6,489,000
Cash and cash equivalents at beginning of year	35,371,000	28,882,000
Cash and cash equivalents at end of year	$34,978,000	35,371,000

Supplemental cash flow disclosure (including discontinued operations)
Cash paid (received) during the fiscal year for:
Interest	$18,271,000	27,724,000
Income taxes, net	$(163,000)	1,876,000

Non-cash investing and financing activities:
Adjustment to reflect redemption value of convertible preferred stock	$32,438,000	96,258,000

Term loan amendment fees paid-in-kind	$2,809,000	5,815,000

Accrued term loan amendment fee	$—	2,809,000

Accrued additions to property, plant and equipment	$662,000	317,000

Issuance of restricted stock	$11,000	6,000

Accrued remittance of employees' statutory tax withholdings for fully-vested share units	$2,000	3,000

Reversal of dividend equivalents	$—	(42,000)

Accrued deferred financing costs	$320,000	—

Accrued shelf registration costs	$54,000	—

Accrued convertible preferred stock amendment fees	$245,000	—

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

(b)Nature of Business

On June 14, 2026, we entered into a definitive Securities Purchase Agreement (the "Purchase Agreement" and the transaction contemplated by the Purchase Agreement and related ancillary documents, the "Strategic Transaction") to sell most of our Satellite and Space Communications ("S&S") segment (the "Disposal Group") to Wavestream Corporation ("Buyer"), an affiliate of Gilat Satellite Networks Ltd (together with Buyer, "Gilat"). The Purchase Agreement provides for a base purchase price of $157,500,000 in cash, subject to customary adjustments as defined in the Purchase Agreement. The Strategic Transaction is expected to close in calendar 2026, subject to certain closing conditions and regulatory approvals. As we await regulatory approval of the Strategic Transaction, we will be executing a transition plan to align the organization to be purpose-built to support Allerium's anticipated growth from increasing demand for next-generation public safety technologies and services.

Our operating segments historically consisted of Allerium and S&S. As the Strategic Transaction represents a material strategic shift in our business, the results and net assets of the Disposal Group are presented in our fiscal 2026 consolidated financial statements and notes as "discontinued operations" and comparable prior periods have been recast to reflect this change. Through the closing date of the Strategic Transaction, we will continue to operate the Disposal Group in accordance with the terms of the Purchase Agreement. Following the classification of the Disposal Group as discontinued operations, we have one reportable segment, which is also our one operating segment, that constitutes consolidated results consisting of our public safety business, referred to as Allerium. Unless otherwise noted, all activities and amounts reported in our fiscal 2026 consolidated financial statements and notes relate to our continuing operations, Allerium, and exclude activities and amounts related to the Disposal Group. For additional information related to the Strategic Transaction and Disposal Group, see Note (2) Business Divestiture.

Allerium is a leading public safety technology business focused on helping governments, emergency communications agencies and mobile network operators build, operate and modernize the critical infrastructure needed to transmit and receive emergency and similar types of communications. Our technologies help ensure communications are precisely located, securely routed and delivered to the appropriate emergency communications center. Our solutions enable customers to receive, manage and coordinate voice, text, location and other critical information that supports emergency response.

Allerium is organized into four service areas: Emergency Routing Solutions ("ERS"), which includes our next-generation 9-1-1 and carrier emergency routing offerings; Agency Solutions ("AS"), which includes our 9-1-1 call handling solutions; Mobile Network Solutions ("MNS"), which includes our trusted location, messaging and alerting solutions sold primarily into wireless carriers; and Cybersecurity Training Solutions ("CTS"), which includes our advanced cybersecurity training in support of certain government and commercial customers.

Allerium offers customers: Wireless/VolP 9-1-1 location and routing services to connect emergency calls to Public Safety Answering Points ("PSAPs"); SMS text to 9-1-1 services; next generation 9-1-1 solutions, providing emergency call routing, location validation, and policy-based routing rules, logging and security functionality; Emergency Services IP Network transport infrastructure for emergency services communications and support of next generation 9-1-1 services; call handling applications for PSAPs; wireless emergency alert solutions for network operators; and software and equipment for location-based and text messaging services for various applications, including for public safety, commercial and government services.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
Our business is highly competitive and characterized by rapid technological change. Our growth and financial position depends on our ability to keep pace with such changes and developments and to respond to the sophisticated requirements of an increasing variety of methods and devices used to transmit and receive secure wireless communications, among other things. Many of our competitors are substantially larger, and have significantly greater financial, marketing and operating resources and broader product lines than our own. A significant technological or sales breakthrough by others, including smaller competitors or new companies, could have a material adverse effect on our business. In addition, certain of our customers have technological capabilities in our product areas and could choose to replace our solutions with their own.

International sales expose us to certain risks, including barriers to trade, fluctuations in foreign currency exchange rates (which may make our solutions less price competitive), political and economic instability, tariff regulations, as well as the generally greater difficulties of doing business abroad. We attempt to reduce the risk of doing business in foreign countries by seeking contracts denominated in U.S. dollars, advance or milestone payments, credit insurance and irrevocable letters of credit in our favor.

(c)Liquidity

At July 31, 2026 and October 13, 2026 (the date closest to the issuance date):

•total outstanding borrowings under our Credit Facility were $108,519,000 at each such date, with no amounts drawn on the Revolving Loan;

•total outstanding borrowings under our Subordinated Credit Facility were $102,049,000 and $103,133,000, respectively, including interest paid-in-kind or accrued on the subordinated priority term loan outstanding at each date; such amounts do not include the 50%, or $32,500,000, Make-Whole Amount associated with the $65,000,000 portion of the Subordinated Credit Facility;

•the liquidation preference of our outstanding convertible preferred stock was $223,156,000 and $227,136,000, respectively (excluding potential increases in the liquidation preference and other obligations that could be triggered by, among other things, breaches of covenants and/or asset sales resulting in a change in control of the Company); and

•our available sources of consolidated liquidity totaled $61,258,000 and $51,281,000, respectively, which includes qualified cash and cash equivalents of $34,008,000 and $24,031,000, respectively (including cash and cash equivalents related to discontinued operations), and the available portion of the Revolving Loan of $27,250,000 as of each such date.

During the fourth quarter of fiscal 2026, we entered into various amendments to our Credit Facility, Subordinated Credit Facility and convertible preferred stock agreements which enhance our overall financial flexibility as we seek to further address our capital structure. Such enhanced financial flexibility includes: (i) an extension of the covenant holiday under our Credit Facility and Subordinated Credit Facility to July 31, 2027; (ii) waiver of the fiscal 2026 excess cash flow prepayment under our Credit Facility; (iii) deferral of make whole adjustments on portions of the Subordinated Credit Facility until April 1, 2027; and (iv) upon closing of the Strategic Transaction, holders of convertible preferred stock agreeing to waive their right to any optional redemption until October 31, 2029 and deferring their ability to require cash dividends until October 31, 2028. Upon closing the Strategic Transaction, we will use the net cash proceeds to substantially reduce debt and then seek to recapitalize the business. See Note (2) Business Divestiture, Note (8) - Credit Facility, Note (9) - Subordinated Credit Facility and Note (17) - Convertible Preferred Stock for further information.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

As of the issuance date, we expect cash and cash equivalents and cash flows from both operating and financing activities to be our principal sources of liquidity. We believe these sources of liquidity will be sufficient to fund our operating and cash commitments for investing and financing activities over the next year beyond the issuance date. Over the next year beyond the issuance date, we believe that we will be able to generate sufficient positive cash inflows and maximize the remaining available portion of the Revolving Loan under our Credit Facility to continue as a going concern and comply with the covenants contained in our existing credit facilities. Our ability to meet future anticipated liquidity needs over the next year beyond the issuance date will largely depend on our ability to execute on our operational strategy and transformation plan, generate positive cash inflows from operations, maximize the remaining available portion of the Revolving Loan under our Credit Facility and or secure outside capital. Our ability to do so may also be affected by general economic, financial and other factors which are beyond our control.

(d)Revenue Recognition

In accordance with FASB ASC 606 - "Revenue from Contracts with Customers" ("ASC 606"), we record revenue in an amount that reflects the consideration to which we expect to be entitled in exchange for goods or services promised to customers. Under ASC 606, we follow a five-step model to: (1) identify the contract with our customer; (2) identify our performance obligations in our contract; (3) determine the transaction price for our contract; (4) allocate the transaction price to our performance obligations; and (5) recognize revenue using one of the following two methods:

•Over time - We recognize revenue using the over time method when control transfers to the customer over the contractual period of performance. This generally occurs when we enter into a long-term contract relating to the design, development or deployment of complex technology platforms or software features to a buyer’s specification, for which we have determined that the customer controls the asset as it is created or there is no alternative use, as defined in ASC 606. Transfer of control is typically supported by contract clauses which allow our customers to unilaterally terminate a contract for convenience, pay for costs incurred plus a reasonable profit and take control of work-in-process. Work-in-process includes project costs for which we have commenced the design, development or deployment process and obtained the right to payment for work performed. Revenue recognized over time is generally based on the extent of progress toward completion of the related performance obligations. The selection of the method to measure progress requires judgment and is based on the nature of the solutions provided. In certain instances, typically for firm fixed-price contracts, we use the cost-to-cost measure because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. A cost-to-cost measure of progress is used to account for certain location-based and messaging infrastructure contracts. Under the cost-to-cost measure, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Costs to fulfill generally include direct labor, materials, subcontractor costs, other direct costs and an allocation of indirect costs. When these contracts are modified, the additional goods or services are generally not distinct from those already provided. As a result, these modifications form part of an existing contract and we must update the transaction price and our measure of progress for the single performance obligation and recognize a cumulative catch-up to revenue and gross profits.

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

For service-based contracts, we also recognize revenue over time. These services are typically recognized as a series of services performed over the contract term using the straight-line method, or based on our customers’ actual usage of the networks and platforms which we provide.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
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

Point in time accounting is principally applied to contracts when our customers cannot utilize the solution for its intended purpose during any phase of our design, development or deployment process; customers do not simultaneously receive and/or consume the benefits provided by our performance; customers do not control the asset (i.e., prior to delivery, customers cannot direct the use of the asset, sell or exchange the solution, etc.); and, although many of our contracts have termination for convenience clauses and/or an enforceable right to payment for performance completed to date, our performance creates an asset with an alternative use through the point of delivery.

In determining that our solutions have alternative use, we considered the underlying design, development or deployment process for our solutions. In the early phases, raw materials and work-in-process consist of common parts that are highly fungible among many different types of solutions and customer applications. Finished products are either configured to our standard configuration or based on our customers’ specifications. Finished products, whether built to our standard specification or to a customers’ specification, can be sold to a variety of customers and across many different end use applications with minimal rework, if needed, and without incurring a significant economic loss.

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

	Fiscal Years Ended July 31,
	2026	2025
United States
Domestic	82.3%	69.2%
U.S. government	9.0%	23.3%
Total United States	91.3%	92.5%

International	8.7%	7.5%
Total	100.0%	100.0%

Domestic sales include sales to commercial customers, as well as to U.S. state and local governments. Sales to U.S. government customers include sales to the U.S. Department of War ("DoW"), intelligence and civilian agencies, as well as sales directly to or through prime contractors. International sales for fiscal 2026 and 2025 (which include sales to U.S. domestic companies for inclusion in products that are sold to international customers) were $21,648,000 and $22,431,000, respectively.

For fiscal 2026, a domestic top tier mobile network operator and a Northeastern state contributed 17.0% and 12.6%, respectively, of net sales. For fiscal 2025, the U.S. Government and a domestic top tier mobile network operator contributed 23.3% and 15.3%, respectively, of net sales. Except for the U.S., no individual country (including sales to U.S. domestic companies for inclusion in products that are sold to a foreign country) represented more than 10% of consolidated net sales for fiscal 2026 and 2025.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The following tables summarize our disaggregation of revenue consistent with information reviewed by our Chief Operating Decision Maker ("CODM") for the fiscal years ended July 31, 2026 and 2025. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors which impact our business.

	Fiscal Years Ended July 31,
	2026	2025
Geographical region and customer type
Domestic	$205,553,000	208,363,000
U.S. government	22,412,000	70,077,000
Total United States	227,965,000	278,440,000
International	21,648,000	22,431,000
Total	$249,613,000	300,871,000
Contract type
Firm fixed-price	$225,359,000	230,396,000
Cost reimbursable	24,254,000	70,475,000
Total	$249,613,000	300,871,000
Transfer of control
Over time	$245,703,000	298,179,000
Point in time	3,910,000	2,692,000
Total	$249,613,000	300,871,000

During fiscal 2026, we modified a contract with a customer to convert a firm fixed-price contract type to a cost reimbursable contract type on a retroactive basis. As a result, prior period amounts in the table above have been reclassified to conform with the current period presentation.

The timing of revenue recognition, billings and collections results in receivables, unbilled receivables and contract liabilities on our Consolidated Balance Sheets. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., monthly) or upon achievement of contractual milestones. For certain contracts with provisions that are intended to protect customers in the event we do not satisfy our performance obligations, billings occur subsequent to revenue recognition, resulting in unbilled receivables. Under ASC 606, unbilled receivables constitute contract assets. There were no material impairment losses recognized on contract assets during the fiscal years ended July 31, 2026 and 2025. On large long-term contracts, and for contracts with international customers that do not do business with us regularly, payment terms typically require advanced payments and deposits. Under ASC 606, payments received from customers in excess of revenue recognized to-date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract. Under the typical payment terms for our contracts accounted for at a point in time, costs are accumulated in inventory until the time of billing, which generally coincides with revenue recognition. Of the current contract liability balance of $41,955,000 at July 31, 2025 and $40,158,000 at July 31, 2024, $35,737,000 and $31,567,000 was recognized as revenue during fiscal years 2026 and 2025, respectively.

We recognize the incremental costs to obtain a contract as an expense when incurred if the amortization period of the asset is one year or less; otherwise, such costs are capitalized and amortized over the estimated life of the contract. Costs to obtain a contract that were capitalized are presented in the table below:

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

	Fiscal Years Ended July 31,
Capitalized:	2026	2025
Costs to obtain a contract	$1,161,000	1,070,000

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

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the end of a fiscal period. Remaining performance obligations, which we refer to as backlog, exclude unexercised contract options and potential orders under indefinite delivery / indefinite quantity ("IDIQ") contracts. As of July 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $520,416,000 (which represents the amount of our consolidated funded backlog). We estimate that approximately 80% of our remaining performance obligations at July 31, 2026 will be recognized as sales during the next thirty-six month period, of which approximately 40% is estimated to be recognized during fiscal 2027. During fiscal 2026, revenue recognized from performance obligations satisfied, or partially satisfied, in previous periods (for example due to changes in the transaction price) was not material.

(e)Cash and Cash Equivalents

Our cash equivalents are short-term, highly liquid investments that are both readily convertible to known amounts of cash and have insignificant risk of change in value as a result of changes in interest rates. Our cash and cash equivalents, as of July 31, 2026 and 2025, amounted to $34,978,000 and $35,371,000, respectively, and primarily consist of bank deposits and money market deposit accounts insured by the Federal Deposit Insurance Corporation. Cash equivalents are carried at cost, which approximates fair value.

(f)Inventories

Our inventories are stated at the lower of cost and net realizable value, the latter of which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Our inventories are reduced to their estimated net realizable value by a charge to cost of sales in the period such excess costs are determined. Our inventories are recorded using average cost.

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

(g)Long-Lived Assets

Our computer equipment, which is recorded at cost, is depreciated or amortized over its estimated useful life (three to seven years) under the straight-line method. Capitalized internal use software costs are amortized once the software is ready for its intended use under the straight-line method over the estimated useful life of the software, which is generally three years. Capitalized internal use software is considered ready for its intended use after all substantial testing is completed. Capitalized values of properties and leasehold improvements under leases are amortized over the life of the lease or the estimated life of the asset, whichever is less.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with FASB ASC 350 "Intangibles - Goodwill and Other" goodwill is not amortized. We periodically, at least on an annual basis in the first quarter of each fiscal year, review goodwill, considering factors such as projected cash flows and revenue and earnings multiples, to determine whether the carrying value of the goodwill is impaired. If we fail the quantitative assessment of goodwill impairment, we would be required to recognize an impairment loss equal to the amount that a reporting unit's carrying value exceeded its fair value; however, any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We define our reporting unit to be the same as our operating segment.

We performed our annual goodwill impairment assessment for fiscal 2027 on August 1, 2026 (the first day of our fiscal 2027). See Note (15) - "Long-lived Assets, including Goodwill" for additional information. Unless there are future indicators that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, such as a significant adverse change in our future financial performance, our next impairment assessment for goodwill will be performed and completed in the first quarter of fiscal 2028. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
(i)Earnings Per Share

Our basic earnings per share ("EPS") is computed based on the weighted average number of common shares (including vested but unissued stock units, share units, performance shares and restricted stock units ("RSUs")) outstanding during each respective period. Our diluted EPS reflects the dilution from potential common stock issuable pursuant to the exercise of equity-classified stock-based awards, warrants issued to our lenders and the assumed conversion of Convertible Preferred Stock, if dilutive, outstanding during each respective period. The warrants contingently issuable to our preferred shareholders upon a repurchase of the respective series of Convertible Preferred Stock are not reflected in diluted EPS. Pursuant to FASB ASC 260 "Earnings Per Share" ("ASC 260"), shares whose issuance is contingent upon the satisfaction of certain conditions are included in diluted EPS based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period. When calculating our diluted earnings per share, we consider the amount an employee must pay upon assumed exercise of stock-based awards, the amount of stock-based compensation cost attributed to future services and not yet recognized and the amount a holder must pay upon assumed exercise of warrants.

There were no repurchases of our common stock during the fiscal years ended July 31, 2026 and 2025. See Note (18) - "Stockholders’ Equity" for more information.

Weighted average stock options, RSUs and restricted stock outstanding of 2,153,000 and 1,161,000 shares for fiscal 2026 and 2025, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Our EPS calculations exclude 727,000 and 583,000 weighted average performance shares outstanding for fiscal 2026 and 2025, respectively, as the performance conditions have not yet been satisfied. However, the numerator for EPS calculations for each respective period is reduced by the compensation expense related to these awards.

Weighted average common shares related to warrants issued in connection with entering the Credit Facility on June 17, 2024 and Amendment No. 3 to our Subordinated Credit Facility on June 14, 2026 of 1,468,000 and 1,389,000 for fiscal 2026 and 2025, respectively, were not included in our diluted EPS calculation because their effect would have been anti-dilutive.

Weighted average common shares of 26,817,000 and 24,340,000 underlying the assumed conversion of Convertible Preferred Stock, on an if-converted basis, were not included in our diluted EPS calculation for fiscal 2026 and 2025, respectively, because their effect would have been anti-dilutive. As a result, the numerator for our basic and diluted EPS calculation for fiscal 2026 and 2025 is the respective net loss attributable to common stockholders.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
The following table reconciles the numerators and denominators used in the basic and diluted EPS calculations:

	Fiscal Years Ended July 31,
	2026	2025
Net loss from continuing operations	$(18,281,000)	(18,997,000)
Gain on extinguishment of convertible preferred stock	—	51,179,000
Dividends on convertible preferred stock, net	(32,763,000)	(100,128,000)
Numerator - Continuing operations	$(51,044,000)	(67,946,000)
Numerator - Discontinued operations	(17,888,000)	(136,305,000)
Net loss attributable to common stockholders	$(68,932,000)	(204,251,000)

Denominator for basic and diluted calculation	29,845,000	29,405,000
Given the net loss from continuing operations in fiscal 2026 and 2025, the denominators for basic and diluted EPS calculations for each respective period are the same for both continuing and discontinued operations.

As discussed further in Note (17) - "Convertible Preferred Stock," such shares of preferred stock represent a "participating security" as defined in ASC 260. As a result, our EPS calculations for fiscal 2026 and 2025 were based on the two-class method. Given the net loss attributable to common stockholders for fiscal 2026 and 2025, there was no impact of applying the two-class method to our reported basic or diluted earnings per common share.

(j)Fair Value Measurements and Financial Instruments

Using the fair value hierarchy described in FASB ASC 820 "Fair Value Measurements and Disclosures" ("ASC 820"), we valued our cash and cash equivalents using Level 1 inputs that were based on quoted market prices. We believe that the carrying amounts of our other current financial assets (such as accounts receivable) and other current liabilities (including accounts payable, accrued expenses and the current portion of long-term debt) approximate their fair values due to their short-term maturities. Additionally, the carrying amount of the non-current portion of our Credit Facility approximated its fair value due to the variable interest rates and pricing grid related to such debt.

Level 3 inputs are unobservable inputs developed using the best available information under the circumstances. Level 3 inputs are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect our assumptions related to how market participants would use similar inputs to price the asset or liability.

As further discussed in Note (8) - "Credit Facility," we used Level 3 inputs to value the warrants issued to lenders in connection with our Credit Facility. As of July 31, 2026, we determined the fair value of such warrants based on the Black-Scholes option pricing model using the following estimates: exercise price of $0.10, risk free rate of 4.4%, volatility of 70.0%, expected life of 4.9 years and dividend yield of 0%. We also used Level 3 inputs to value the combined embedded derivative liability associated with our Credit Facility. As of July 31, 2026, we determined the fair value of the combined embedded derivative liability using a with-and-without scenario-based discounted cash flow method, which reflected our estimates regarding the probability and timing of events that could result in additional payments of interest and/or fees to such lenders as stated in our Credit Facility.

As further discussed in Note (9) - "Subordinated Credit Facility," we used Level 3 inputs to value the warrants issued to lenders in connection with our Subordinated Credit Facility. As of July 31, 2026, we determined the fair value of such warrants based on the Black-Scholes option pricing model using the following estimates: exercise price of $0.10, risk free rate of 4.5% volatility of 70.0%, expected life of 5.7 years and dividend yield of 0%. We also used Level 3 inputs to value the make-whole amount and combined embedded derivative liability associated with our Subordinated Credit Facility. As of July 31, 2026, we determined the fair value of the combined embedded derivative liability using a with-and-without scenario-based discounted cash flow method, which reflected our estimates regarding the probability and timing of events that could result in additional payments of interest and/or accelerated payments of principal and make-whole amounts to such lenders as stated in our Subordinated Credit Facility. The calculated fair value of the debt outstanding under the Subordinated Credit Facility approximated its carry value as of July 31, 2026.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
As further discussed in Note (17) - "Convertible Preferred Stock," we used Level 3 inputs to value the warrants contingently issuable and combined embedded derivative liability associated with our Convertible Preferred Stock. As of July 31, 2026, we determined that the Convertible Preferred Stock warrants had no fair value because we do not anticipate a scenario, as of July 31, 2026, in which the warrants would be issued. As of July 31, 2026, we determined the fair value of the combined embedded derivative liability using a with-and-without scenario-based discounted cash flow method, which reflected our estimates regarding the probability and timing of events that could result in additional and/or accelerated payments to our preferred shareholders, or the conversion of the Convertible Preferred Stock into common stock, pursuant to the terms of our Convertible Preferred Stock.

As of July 31, 2026 and 2025, other than the financial instruments discussed above, we had no other significant assets or liabilities included in our Consolidated Balance Sheets recorded at fair value, as such term is defined by ASC 820.

(k)Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reported period. We make significant estimates in many areas of our accounting, including but not limited to the following: liquidity and going concern assessments, revenue recognition, long-lived assets (including goodwill), valuation of warrants and embedded derivatives, stock-based compensation, income taxes (including valuation allowances related to deferred tax assets), allowance for doubtful accounts and provision for excess and obsolete inventories. Actual results may differ from those estimates.

(l)Comprehensive Income

In accordance with FASB ASC 220 "Comprehensive Income," we report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income (loss) was the same as our net income (loss) in fiscal 2026 and 2025.

(m)Reclassifications

Certain reclassifications have been made to previously reported consolidated financial statements to conform to the fiscal 2026 presentation.

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

During fiscal 2026, we adopted:

•FASB ASU No. 2023-09, which among other things, enhances and establishes new income tax disclosure requirements, in addition to modifying and eliminating certain existing requirements. Most notably, this ASU requires greater disaggregation of information in the effective tax rate reconciliation, including the inclusion of both percentages and amounts, specific categories and additional information for reconciling items meeting a quantitative threshold defined by the guidance. Additionally, disclosures of income taxes paid and income tax expense must be disaggregated by federal, state and foreign taxes, with income taxes paid further disaggregated for individual jurisdictions that represent 5 percent or more of total income taxes paid. See Note (11) Income Taxes for further information.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
The following FASB ASUs have been issued and incorporated into the FASB ASC and have not yet been adopted by us as of July 31, 2026:

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
(2) Business Divestiture
On June 14, 2026, we entered into the Purchase Agreement to sell the Disposal Group to Gilat. The Purchase Agreement provides for a base purchase price of $157,500,000 in cash, subject to customary adjustments as defined in the Purchase Agreement. Upon execution of the Purchase Agreement, we received $10,000,000 of the purchase price (the "Advance Payment"). We will have the right to retain the Advance Payment in the event that the Purchase Agreement is terminated, if at the time of such termination: (i) all closing conditions have been satisfied or waived, other than certain conditions relating to regulatory approval and clearance, and any conditions by their nature are to be satisfied at the closing, and (ii) Sellers, as defined, are not in material breach of the Purchase Agreement. At closing, $3,000,000 of the base purchase price will be held in escrow to fund potential working capital related adjustments. The Strategic Transaction is expected to close in calendar 2026, subject to certain closing conditions and regulatory approvals. The consummation of the Strategic Transaction does not require the approval of our common stockholders.

As of July 31, 2026, we determined that the Disposal Group met the criteria to be classified as held for sale. Assets classified as held for sale are recorded at the lower of carrying value or fair value, less costs to sell and are no longer depreciated.

We classify the results of operations and assets and liabilities related to a disposal group in discontinued operations if all of the following criteria are met: (1) the operations and cash flows of the disposal group can be clearly distinguished from the rest of the company; (2) the disposal group meets the criteria to be classified as held for sale; and (3) the disposal represents a strategic shift that has or will have a major effect on our operations and financial results. For businesses classified as discontinued operations, the associated balances included in the consolidated balance sheets and consolidated statements of operations are reclassified from their historical presentation to assets and liabilities of discontinued operations on the consolidated balance sheets and to discontinued operations on the consolidated statements of operations, respectively, for all periods presented. The gains or losses associated with the discontinued operation are also recorded in discontinued operations on the consolidated statements of operations.

As the Strategic Transaction represents a material strategic shift in our business, the results and net assets of the Disposal Group are presented in our consolidated financials as "discontinued operations" and comparable prior periods have been recast to reflect this change.

The tables below present the carrying amounts of the major classes of assets and liabilities of discontinued operations as of July 31, 2026 and 2025 and the major classes of line items comprising net loss from discontinued operations for the fiscal years ended July 31, 2026 and 2025.

Assets	July 31, 2026	July 31, 2025
Accounts receivable, net	$58,781,000	57,661,000
Inventories, net	51,841,000	62,019,000
Other current assets (1)	6,719,000	8,307,000
Total current assets	$117,341,000	127,987,000

Property, plant and equipment, net (2)	$14,324,000	15,451,000
Operating lease right-of-use assets and other assets, net (2)	27,460,000	27,618,000
Goodwill and intangibles with finite lives, net (2)	62,261,000	66,177,000
Total non-current assets	$104,045,000	109,246,000
Liabilities
Accounts payable	$10,503,000	11,306,000
Accrued expenses, other current liabilities and operating lease liabilities, current	19,725,000	21,170,000
Contract liabilities	23,962,000	20,591,000
Total current liabilities	$54,190,000	53,067,000

Operating lease liabilities and other liabilities, non-current	$19,384,000	20,969,000
Deferred tax liability, net and income taxes payable, non-current (3)	5,314,000	5,887,000
Total non-current liabilities	$24,698,000	26,856,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

	Fiscal Years Ended July 31,
	2026	2025
Net sales	$185,837,000	198,656,000
Cost of sales	134,198,000	165,989,000
Impairment of long-lived assets, including goodwill	—	74,251,000
Other operating expenses	40,763,000	67,610,000
Other expenses (4)	27,683,000	26,912,000
Loss from discontinued operations before income taxes	(16,807,000)	(136,106,000)
Provision for income taxes	1,081,000	199,000
Net loss from discontinued operations	$(17,888,000)	(136,305,000)

(1) Other current assets includes $3,993,000 and $4,648,000 of cash and cash equivalents at July 31, 2026 and 2025, respectively.

(2) Following the classification of the Disposal Group as "held for sale," we ceased depreciation and amortization of long-lived assets included in the Disposal Group.

(3) Deferred tax liabilities of $5,166,000 and $5,680,000 were reclassified to discontinued operations at July 31, 2026 and 2025, respectively.

(4) Other expenses include interest expense of $26,956,000 and $26,640,000 during fiscal years 2026 and 2025, respectively. Interest expense for each the Credit Facility and Subordinated Credit Facility was allocated to discontinued operations based on the estimated portion of debt that is contractually required to be prepaid with net proceeds from the sale of the Disposal Group relative to the total average debt outstanding during each period. Interest expense for fiscal 2026 includes a write-off of deferred financing costs and debt discounts of $658,000. See Note 8 - "Credit Facility" and Note 9 - "Subordinated Credit Facility" for additional information.

(3) Operating Expenses

During fiscal 2026 and 2025, we recorded a net expense of $1,162,000 and $2,117,000, respectively, related to CEO transition costs. Such activities in both fiscal years consisted primarily of net legal expenses related to a former CEO and expense related to a sign-on bonus for our current CEO, and severance costs and third party CEO search firm expenses related to a former CEO in fiscal 2025.

During fiscal 2025, we incurred $2,682,000 of proxy solicitation costs, consisting principally of legal and advisory fees. In November 2024, we entered into a cooperation agreement (the “Cooperation Agreement”) with Fred Kornberg, Michael Porcelain and Oleg Timoshenko (collectively the “Investor Group”). Pursuant to the Cooperation Agreement, our Board appointed Michael J. Hildebrandt to serve on the Board and agreed to nominate, support and recommend Mr. Hildebrandt for election at our Fiscal 2024 Annual Meeting of Stockholders (the "2024 Annual Meeting"). Also, we agreed not to renominate two incumbent directors for election at the 2024 Annual Meeting and the Investor Group agreed to withdraw its nomination of candidates for election to the Board at the 2024 Annual Meeting to, instead, support our slate of directors for election. Pursuant to the Cooperation Agreement, we and the Investor Group will cooperate to identify an additional candidate to be appointed to the Board at a later date as an independent director. In September 2025, we provided notice to the Investor Group regarding our renomination of Mr. Hildebrandt at the Fiscal 2025 Annual Meeting of Stockholders. Accordingly, the Cooperation Agreement was extended until 30 days prior to the nomination deadline of our Fiscal 2026 Annual Meeting of Stockholders.

During fiscal 2026 and 2025, we incurred $9,984,000 and $10,016,000, respectively, of restructuring costs primarily focused on legal and other expenses related to strategic alternatives and divestiture activities, as well as other initiatives to streamline our operations, align our cost structure with our future anticipated business and improve our liquidity.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
(4) Accounts Receivable

Accounts receivable consists of the following at July 31, 2026 and 2025:

	2026	2025
Receivables from commercial and international customers	$33,260,000	$36,987,000
Unbilled receivables from commercial and international customers	30,854,000	46,845,000
Receivables from the U.S. government and its agencies	3,854,000	3,721,000
Unbilled receivables from the U.S. government and its agencies	378,000	468,000
Total accounts receivable	68,346,000	88,021,000
Less allowance for doubtful accounts	543,000	845,000
Accounts receivable, net	$67,803,000	87,176,000

Unbilled receivables as of July 31, 2026 relate to contracts-in-progress for which revenue has been recognized, but for which we have not yet earned the right to bill the customer for work performed to-date. Under ASC 606, unbilled receivables constitute contract assets. Management estimates that a substantial portion of the remaining net contract assets not yet billed at July 31, 2026 will be billed and collected within one year.

As of July 31, 2026, a large multinational telecommunications company and two domestic top tier mobile network operators represented 19.9%, 19.3% and 14.8% of net accounts receivable, respectively. As of July 31, 2025, two domestic top tier mobile network operators and a large multinational telecommunications company represented 23.9%, 17.5% and 13.8% of net accounts receivable, respectively. There were no other customers which accounted for greater than 10.0% of net accounts receivable.

(5) Inventories

Inventories consist of the following at July 31, 2026 and 2025:

	2026	2025
Raw materials and components	$6,281,000	5,148,000
Work-in-process and finished goods	5,090,000	2,425,000
Total inventories	11,371,000	7,573,000
Less reserve for excess and obsolete inventories	861,000	637,000
Inventories, net	$10,510,000	6,936,000

As of July 31, 2026 and 2025, the amount of inventory directly related to long-term contracts (including contracts-in-progress) was $3,229,000 and $2,100,000, respectively.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
(6) Property, Plant and Equipment

Property, plant and equipment consist of the following at July 31, 2026 and 2025:

	2026	2025
Computer equipment and other	$70,808,000	63,730,000
Internal-use software	26,629,000	21,191,000
Leasehold improvements	4,536,000	4,663,000
	101,973,000	89,584,000
Less accumulated depreciation and amortization	70,997,000	61,624,000
Property, plant and equipment, net	$30,976,000	27,960,000

Depreciation and amortization expense was $9,778,000 and $8,813,000 for the fiscal years ended July 31, 2026 and 2025, respectively.

(7) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at July 31, 2026 and 2025:

	2026	2025
Accrued wages and benefits	$15,416,000	14,501,000
Strategic Transaction Advance Payment (Note 2)	10,000,000	—
Accrued legal costs	5,547,000	630,000
Accrued contract costs	5,864,000	6,780,000
Accrued commissions and royalties	2,741,000	3,781,000
Accrued contributions for constructing long-lived assets	—	2,789,000
Other	7,794,000	12,595,000
Accrued expenses and other current liabilities	$47,362,000	41,076,000

Accrued contract costs represent direct and indirect costs on contracts as well as estimates of amounts owed for invoices not yet received from vendors or reflected in accounts payable.

(8) Credit Facility

On June 17, 2024, we entered into a senior secured loan facility with a syndicate of lenders, which replaced our prior credit facility. As further discussed below, we subsequently amended the credit facility on October 17, 2024, March 3, 2025, July 21, 2025, June 14, 2026, and July 30, 2026 (the "Credit Facility"). At July 31, 2026, the Credit Facility consists of a remaining $108,519,000 term loan (the "Term Loan" facility) and (ii) an asset-based revolving credit facility with revolving commitments in an aggregate principal amount of $54,750,000, subject to borrowing base limitations as described below (the "Revolving Loan" facility). The obligations under the Credit Facility are guaranteed by certain of our domestic and foreign subsidiaries (the "Guarantors"), who have granted for the benefit of the lenders, a lien on, and first priority security interest in, substantially all of our tangible and intangible assets.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
The Credit Facility was amended on October 17, 2024 (the "First Amendment") which, among other things: (i) waived all defaults under the Credit Facility, specifically in connection with our Net Leverage Ratio and Fixed Charge Coverage Ratio covenants as of July 31, 2024; (ii) increased the interest rate margins applicable to the Term Loan to 12.00% per annum for Base Rate Loans and 13.00% per annum for SOFR Loans and increased interest rate margins applicable to the Revolving Loan by 1.00% at each level; (iii) permitted the incurrence of $25,000,000 of total unsecured subordinated debt (as described below); (iv) suspended testing of the Net Leverage Ratio and the Fixed Charge Coverage Ratio covenants until January 31, 2025; (v) provided the lenders a consent right with respect to Revolving Loan borrowings above $32,500,000; and (vi) amended the maturity date to the earlier of: (x) July 31, 2028; or (y) 90 days prior to the earliest date that the debt under the Subordinated Credit Facility (as defined below) becomes due and payable.

The Credit Facility was amended again on March 3, 2025 (the "Second Amendment") which, among other things: (i) waived all defaults under the Credit Facility, specifically in connection with our Net Leverage Ratio and Fixed Charge Coverage Ratio covenants as of January 31, 2025; (ii) decreased the interest rate margins applicable to the Term Loan from 12.00% per annum to 9.50% per annum for Base Rate Loans and from 13.00% per annum to 10.50% per annum for SOFR Loans; (iii) permitted the incurrence of an additional $40,000,000 of total unsecured subordinated debt (as described below); (iv) suspended testing of the Net Leverage Ratio and the Fixed Charge Coverage Ratio covenants until October 31, 2025; (v) suspended our ability to pay interest in-kind until after the interest rate margins are tested based on net leverage ratios; (vi) permitted partial principal repayments of $27,252,000 and $9,084,000 on the Term Loan and Revolving Loan, respectively, and waived the prepayment fees that would have been payable under the Credit Facility with regard to such repayments; (vii) permanently reduced commitments under the Revolving Loan facility by $3,179,000 and provided the lenders a consent right with respect to Revolving Loan borrowings above $29,321,000; (viii) reduced the minimum quarterly average liquidity requirement from $20,000,000 to $17,500,000; and (ix) provided the lenders the right to appoint an independent director to our Board of Directors after May 31, 2025 (which has been satisfied as of the issuance date).

The Credit Facility was further amended on July 21, 2025 (the "Third Amendment") which, among other things: (i) suspended, until the four-quarter period ending January 31, 2027, testing of the Net Leverage Ratio, the Fixed Charge Coverage Ratio and the Minimum EBITDA covenants; (ii) altered the interest rate margins applicable to Term Loans (as described in further detail below); (iii) delayed the scheduled repayment of a portion of the principal of the Term Loans (as described in further detail below); (iv) delayed the scheduled repayment of fees due pursuant to the Second Amendment; (v) reduced the minimum EBITDA requirement (as described in further detail below); (vi) reduced the minimum quarterly average liquidity requirement from $17,500,000 to $15,000,000; (vii) permitted us to engage in the sale or disposition of certain properties and assets approved by the Administrative Agent (the “Specified Permitted Individual Disposition”), on the terms, and subject to documentation, reasonably acceptable to the Administrative Agent, so long as 65% of the net cash proceeds are applied against the outstanding principal amount of the obligations under the Credit Facility and 35% of the net cash proceeds are applied against the outstanding principal amount of the subordinated term loans under the Subordinated Credit Facility (as defined below); and (viii) required us to adopt management incentive and retention arrangements for our key personnel in connection with the contemplation of our strategic alternatives.

The Third Amendment provided that the interest rate margins on the Term Loans would be 9.50% and 10.50% for Base Rate Loans and SOFR Loans, respectively, until the first business day of the month following January 31, 2027, when we were to have delivered financial statements demonstrating compliance with the financial covenants under the Credit Facility. If demonstrated, the interest rate margins would have reverted to: (i) for Base Rate Loans, a margin ranging from 7.50% to 9.00% and (ii) for SOFR Loans, a margin ranging from 8.50% to 10.00%, in each case, based on whether our Net Leverage Ratio during the applicable determination period ranges from less than 1.75x to greater than or equal to 3.25x, respectively.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
The Third Amendment deferred $3,037,500 of scheduled term loan repayments otherwise due on July 31, 2025 until: (x) the maturity of the Credit Facility, or (y) January 31, 2026, in the case that we had not filed by December 31, 2025, either (i) a Form 10-K annual report accompanied by an opinion of our independent registered public accounting firm free from any “going concern” or like qualification or exception with respect to our consolidated financial statements for the relevant fiscal year ended, or (ii) a Form 10-Q quarterly report that included footnote disclosure (with which our independent registered public accounting firm would not disagree) in the financial statements accompanied thereby that affirmatively included management's assessment that there is no longer a substantial doubt about our ability to continue as a going concern. With the filing of our prior year Form 10-K for the fiscal year ended July 31, 2025, the $3,037,500 became due upon the maturity of the Credit Facility.

On June 14, 2026, in connection with entering into the Strategic Transaction, we amended the Credit Facility (the "Fourth Amendment") which, among other things: (a) provides consent to the consummation of the Strategic Transaction; (b) acknowledges and agrees that the Strategic Transaction shall not result in a Change of Control as defined in the Credit Facility, as amended; (c) suspends, through the four quarter period ending July 31, 2027, testing of the Net Leverage Ratio, Fixed Charge Coverage Ratio and Minimum EBITDA covenants; (d) clarifies that the Advance Payment will not be required to be applied to prepay the applicable obligations in accordance with the terms of the Credit Facility until the Strategic Transaction closes; and (e) provides that the Maximum Revolver Amount under the Credit Facility shall not be reduced to an amount less than $27,250,000 as a result of the prepayment of the Term Loan in accordance with the terms of Credit Facility. The Fourth Amendment also: (i) sets the applicable margin for Base Rate Loans and SOFR Loans at 9.50% and 10.50%, respectively, through the maturity of the Credit Facility; (ii) provides for a fee to be applied to the Term Loan balance outstanding at various intervals after the closing of the sale of most of S&S' business; and (iii) reduces the prepayment penalty associated with the application of the net proceeds from the sale of most of S&S' business by 1.00%. On July 30, 2026, we further amended the Credit Facility (the "Fifth Amendment") to, among other things, waive any excess cash flow prepayment that would have been payable for the fiscal year ended July 31, 2026.

Once financial covenant testing resumes on July 31, 2027, in addition to complying with the minimum quarterly average liquidity requirement, we will be required to comply with: (i) a maximum Net Leverage Ratio of 2.65x commencing with the four fiscal quarter period ending July 31, 2027 and thereafter; (ii) a minimum Fixed Charge Coverage Ratio of 1.35x commencing with the four fiscal quarter period ending July 31, 2027 and thereafter; and (iii) a minimum EBITDA of $37,500,000 for the four-quarter period ending July 31, 2027 and $40,000,000 for the four-quarter period ending October 31, 2027 and thereafter.

We accounted for the October 17, 2024, March 3, 2025, July 21, 2025, June 14, 2026 and July 30, 2026 amendments to our Credit Facility as debt modifications.

At the time of entering into the Third Amendment in fiscal 2025, and through and including the issuance date, there were no events of default. Over the next twelve months beyond the issuance date, we believe that it is probable we will be able to comply with the covenants required by the Credit Facility.

In accordance with our existing credit facilities, we must use 65% of the net proceeds from the Strategic Transaction to prepay the majority of our Credit Facility, with the remaining 35% used to prepay debt outstanding under our Subordinated Credit Facility, starting with repaying the subordinated priority term loan. As a result of these contractual repayment obligations, and given that the Disposal Group met the criteria to be reported as "held for sale" as of year end, $85,347,000 of the Term Loan outstanding under the Credit Facility (including principal, and excluding deferred financing costs and debt discounts) was classified as current liabilities in our Consolidated Balance Sheet as of July 31, 2026.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
Additional Credit Facility Details

In connection with entering the Credit Facility, the Term Loan lenders received 1,435,884 detachable warrants (as amended, the "Lender warrants") granted at an exercise price of $0.10 per common share which entitles the Term Loan lenders to purchase 1,435,884 shares of our common stock from us at any time and from time to time after the Closing Date and on or prior to June 17, 2031, subject to certain adjustments. Upon the earlier of the consummation of the Strategic Transaction or refinancing of the Term Loan, the Term Loan lenders have the right to sell up to 50.0% of the warrants back to us for cash, at a 10.0% discount to the 30-day volume weighted average price of our common stock, subject to certain adjustments. We determined that the Lender warrants met the definition of a freestanding financial instrument that should be accounted for as a liability. We established an initial Lender warrant liability of $3,011,000 which was allocated as a discount against the Term Loan proceeds. The Lender warrant liability is classified in "Warrant and derivative liabilities" on the Consolidated Balance Sheets and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs, until the Lender warrants are exercised or expire. Changes in the estimated fair value of the Lender warrant liability are recognized in our Consolidated Statement of Operations as a non-cash expense or benefit. As of July 31, 2026 and 2025, the Lender warrant liability was remeasured to $2,303,000 and $3,007,000, respectively, resulting in a non-cash benefit of $704,000 and $1,537,000 for the years ended July 31, 2026 and 2025, respectively, recorded in "Other expenses (income) - Change in fair value of warrants and derivatives" on the Consolidated Statements of Operations.

Additionally, we identified several embedded derivatives that require bifurcation from the Credit Facility under ASC 815-15 - "Embedded Derivatives," ("ASC 815"). Certain of these embedded features include contingent event of default, going concern interest rate increases and/or fees, which qualify for accounting as one combined embedded derivative liability. We established an initial embedded derivative liability of $3,116,000, which was allocated as a discount against the Term Loan proceeds. The combined embedded derivative liability is presented with the host instrument as part of the amount outstanding under the Credit Facility on the Consolidated Balance Sheets and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs, until the embedded derivative features have zero probability of occurring or expire. Changes in the estimated fair value of the combined embedded derivative liability are recognized in our Consolidated Statement of Operations as a non-cash expense or benefit. As of July 31, 2026 and 2025, the combined embedded derivative liability was remeasured to $601,000 and $1,890,000, respectively, resulting in non-cash benefits of $1,289,000 and $1,151,000 for the years ended July 31, 2026 and 2025, respectively, recorded in "Other expenses (income) - Change in fair value of warrants and derivatives" on the Consolidated Statements of Operations.

The following table summarizes the activity relating to deferred financing costs and discounts under the Credit Facility:

	Deferred Financing Costs			Discount
	Term Loan	Revolver	Total	Term Loan	Total
Credit facility fees	$6,626,000	3,353,000	$9,979,000	$7,486,000	$17,465,000
Term loan proceeds allocated to lender warrants	—	—	—	3,011,000	3,011,000
Term loan proceeds allocated to embedded derivative	—	—	—	3,116,000	3,116,000
Amendment fees	—	975,000	975,000	9,326,000	10,301,000
Write-off due to prepayments and reduced commitments	(1,788,000)	(1,707,000)	(3,495,000)	(5,482,000)	(8,977,000)
Amortization	(1,315,000)	(714,000)	(2,029,000)	(3,653,000)	(5,682,000)
Balance at July 31, 2025	$3,523,000	1,907,000	$5,430,000	$13,804,000	$19,234,000
Amendment fees	—	190,000	190,000	580,000	770,000
Write-off due to voluntary prepayment	(128,000)	—	(128,000)	(530,000)	(658,000)
Amortization	(1,232,000)	(643,000)	(1,875,000)	(4,906,000)	(6,781,000)
Balance at July 31, 2026	$2,163,000	1,454,000	$3,617,000	$8,948,000	$12,565,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
Deferred financing fees and discounts attributable to the Term Loan are amortized as interest expense over the life of the debt through the maturity date using the effective interest method and are presented as a deduction to the borrowings outstanding under the Term Loan. Deferred financing fees attributable to the Revolving Loan are capitalized on the Consolidated Balance Sheets and amortized as interest expense over the life of the debt using the straight-line method.

The amount outstanding under our Credit Facility was as follows:

	July 31, 2026	July 31, 2025
Current Portion:
Term loan	$85,347,000	4,050,000
Less: Unamortized deferred financing costs related to term loan	1,701,000	—
Less: Unamortized discount related to term loan	7,037,000	—
Current portion of term loan, net	$76,609,000	4,050,000

Non-current Portion:
Term loan	$23,172,000	112,210,000
Less: Unamortized deferred financing costs related to term loan	462,000	3,523,000
Less: Unamortized discount related to term loan	1,911,000	13,804,000
Non-current portion of term loan, net	20,799,000	94,883,000
Revolving loan	—	17,641,000
Embedded derivative related to Credit Facility	601,000	1,890,000
Non-current portion of Credit Facility, net	$21,400,000	114,414,000

During the fiscal year ended July 31, 2026, we had outstanding balances under our Credit Facility ranging from $108,519,000 to $135,305,000.

Availability under the Revolving Loan is subject to eligibility criteria set forth in the Credit Facility, and equal to a borrowing base in an amount equal to, from time to time: (a) 85% of the consolidated net book value of billed and invoiced accounts receivable; plus (b) 85% of the consolidated net book value of accounts receivable we have the right to bill but have not yet billed up to the lesser of (i) 12.5% of the amount calculated pursuant to the sum of clauses (a) and (b) and (ii) $15,000,000 of such accounts; plus (c) 60% of the consolidated net book value of all inventory, less (d) customary reserves. As of July 31, 2026 and July 31, 2025, our eligible Borrowing Base collateral, as defined under the Revolving Loan, was $92,727,000 and $101,222,000, respectively.

Interest expense for fiscal 2026 and 2025 related to our Credit Facility, including amortization of deferred financing costs and debt discount and minimum interest and unused line fees related to the Revolving Loan, as applicable, allocated to: (i) continuing operations was $6,809,000 and $14,877,000, respectively, and (ii) discontinued operations was $18,526,000 and $19,836,000, respectively. Our blended interest rate approximated 19.76%, and 18.51% for fiscal 2026 and 2025, respectively.

The Term Loan is subject to 2.50% amortization per annum. Scheduled Term Loan repayments of $1,012,500 are payable on the last business day of each fiscal quarter, with the remaining Term Loan balance due on the maturity date. On July 31, 2026, in addition to the scheduled quarterly Term Loan repayment of $1,012,500, we made a voluntary prepayment of $6,500,000, which was applied to future scheduled quarterly Term Loan repayments. As such, the next scheduled quarterly Term Loan repayment of $587,500 is due on April 30, 2028.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
The Credit Facility contains: (a) customary representations, warranties and affirmative covenants; (b) customary conditions to drawing the Revolving Loan; (c) customary negative covenants, subject to negotiated exceptions, including but not limited to: (i) liens, (ii) investments, (iii) indebtedness, (iv) significant corporate changes, including mergers and acquisitions, (v) dispositions, including the disposition of assets by any Loan Party to any Subsidiary that is not a Loan Party, (vi) restricted payments, including stockholder dividends, (vii) distributions, including the repayment of subordinated intercompany and third party indebtedness, and (viii) certain other restrictive agreements; (d) certain financial covenants (see above); (e) customary optional and mandatory prepayment events; and (f) customary events of default (subject to grace periods, as appropriate), such as payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a defined change in control and the failure to observe the negative covenants and other covenants related to the operation of our business. In addition, under certain circumstances, we may be required to enter into amendments to the Credit Facility in connection with any further syndication of the Credit Facility.

Capitalized terms used but not defined herein have the meanings set forth for such terms in the Credit Facility, which has been documented and filed with the SEC.

(9) Subordinated Credit Facility
On October 17, 2024, we entered into a subordinated credit facility with the existing holders of our convertible preferred stock and U.S. Bank Trust Company, National Association, as agent, which provided an initial subordinated unsecured term loan facility in the aggregate principal amount of $25,000,000 (the “Subordinated Credit Agreement”). As further discussed below, on March 3, 2025, July 21, 2025, June 14, 2026 and July 30, 2026, we entered into amendments to the Subordinated Credit Agreement (the "Subordinated Credit Facility”).

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

On July 21, 2025, we entered into a second amendment (“Amendment No. 2”) which, among other things: (i) provided for the incurrence of a $35,000,000 incremental facility (as described in further detail below); (ii) suspended, until the four-quarter period ending January 31, 2027, testing of the Net Leverage Ratio, the Fixed Charge Coverage Ratio and the Minimum EBITDA covenants in the Subordinated Credit Facility; (iii) modified the interest rate applicable to the subordinated term loans (as described in further detail below); (iv) reduced the minimum EBITDA requirement (as described in further detail below); (v) reduced the minimum quarterly average liquidity requirement from $17,500,000 to $15,000,000; (vi) permitted us to engage in the Specified Permitted Individual Disposition, on the terms, and subject to documentation, reasonably acceptable to the Subordinated Agent (subject to the same requirement with respect to the application of any net cash proceeds as discussed in Note (8) - Credit Facility); and (vii) required us to adopt management incentive and retention arrangements for its key personnel in connection with the contemplation of our strategic alternatives (also as discussed Note (8) - Credit Facility).

Amendment No. 2 provides for an incremental priority subordinated unsecured term loan facility in the aggregate principal amount of $35,000,000. We used the net proceeds to pay certain transaction costs, fees and expenses incurred in connection with amendments to our credit facilities and to prepay, without premium: (i) $28,481,000 of the outstanding Term Loans under the Credit Facility, and (ii) $5,775,000 of the outstanding Revolving Loan under the Credit Facility. As part of this prepayment, we permanently reduced Revolving Loan commitments under the Credit Facility by $2,071,000. The interest on the priority subordinated credit facility term loan shall be paid-in-kind quarterly, in arrears, by capitalizing and adding the unpaid and accrued amount of such interest to the aggregate outstanding principal amount of the priority subordinated credit facility term loan on the last business day of each quarter. This tranche of subordinated debt ranks senior in right of payment to the existing subordinated term loans under the Subordinated Credit Facility. Unlike the existing subordinated term loans, the incremental priority subordinated credit facility is not subject to any make-whole premium.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
Under Amendment No. 2, the interest rate applicable to the incremental priority subordinated credit facility shall be the greater of: (x) the highest per annum interest rate then-applicable to the Term Loans under the Credit Facility, and (y) Term SOFR (as defined in the Credit Facility) plus 10.5%.

On June 14, 2026, we entered into a third amendment (“Amendment No. 3”) which, among other things: (a) provides consent to the consummation of the Strategic Transaction; (b) acknowledges and agrees that the Strategic Transaction shall not result in a Change of Control as defined in the Subordinated Credit Facility; (c) suspends, through the four quarter period ending July 31, 2027, testing of the Net Leverage Ratio, Fixed Charge Coverage Ratio and Minimum EBITDA covenants; (d) clarifies that the Advance Payment will not be required to be applied to prepay the applicable obligations in accordance with the terms of the Subordinated Credit Facility until the Strategic Transaction closes; and (e) modifies the calculation of the Make-Whole Amount applicable to certain tranches of subordinated term loans by deferring the respective trigger dates for such Make-Whole Amount adjustments to April 1, 2027. In connection with Amendment No. 3, we also issued warrants to certain subordinated lenders to purchase up to 625,000 shares of our common stock at an exercise price of $0.10 per share. The warrants, and the shares of our common stock underlying the warrants, will vest and become exercisable on October 17, 2026, and are automatically and irrevocably forfeitable if the related subordinated term loans (including, without limitation, payment of (x) all accrued and unpaid interest thereon and (y) the applicable Make-Whole Amount payable in connection therewith) are repaid in full prior to vesting.

Under Amendment No. 3, once financial covenant testing resumes on July 31, 2027, in addition to complying with the minimum quarterly average liquidity requirement, we will be required to comply with: (i) a maximum Net Leverage Ratio of 3.18x as of July 31, 2027 and thereafter; (ii) a minimum Fixed Charge Coverage Ratio of 1.08x commencing with the four fiscal quarter period ending July 31, 2027 and thereafter; and (iii) a minimum EBITDA of $30,000,000 for the four-quarter period ending July 31, 2027 and $32,000,000 for the four-quarter period ending October 31, 2027 and thereafter.

On July 30, 2026, we entered into a fourth amendment (“Amendment No. 4”) to, among other things make certain technical amendments with respect to the application of a prepayment of outstanding amounts under the Subordinated Credit Facility.

At the time of entering into Amendment No. 2 in fiscal 2025, and through and including the issuance date, there were no events of default. Over the next twelve months beyond the issuance date, we believe that it is probable we will be able to comply with the covenants required by the Subordinated Credit Facility.

On July 31, 2026, we made a $3,500,000 voluntary prepayment under the Subordinated Credit Facility, which was applied to the priority subordinated credit facility term loan, including interest paid-in-kind.

In accordance with our existing credit facilities, we must use 65% of the net proceeds from the sale of most of our S&S business to prepay the majority of our Credit Facility, with the remaining 35% used to prepay debt outstanding under our Subordinated Credit Facility, starting with repaying the remaining portion of the subordinated priority term loan. As a result of these contractual repayment obligations, and given that the Disposal Group met the criteria to be reported as "held for sale" as of year end, $45,956,000 of the term loans outstanding under the Subordinated Credit Facility including principal, interest paid-in-kind and Make Whole Amounts, as applicable, and excluding deferred financing costs and debt discounts) were classified as current liabilities in our Consolidated Balance Sheet as of July 31, 2026.

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Additional Subordinated Credit Facility Details

The obligations under the Subordinated Credit Facility mature 90 days after the Credit Facility. Unlike the $35,000,000 tranche discussed above, the other two tranches of the Subordinated Credit Facility, which aggregate $65,000,000 of principal, are subject to Make-Whole Amounts with respect to certain repayments or prepayments equal to: (i) from the respective closing date of each tranche through (but not including) the date that is nine months thereafter, the principal repayment amount multiplied by 33.0%; (ii) from the date that is nine months after the applicable closing date through (but not including) April 1, 2027, the principal repayment amount multiplied by 50.0% plus, starting on March 3, 2027, interest accrued on the principal amount outstanding at the Make-Whole Interest Rate (as defined below) and calculated as of any such date of determination; (iii) from April 1, 2027 and thereafter, the principal repayment amount multiplied by 75.0% plus, starting on April 1, 2027, interest accrued on the principal amount outstanding at the Make-Whole Interest Rate (as defined below) and calculated as of any such date of determination. The Make-Whole Interest Rate is a rate equal to 16.0% per annum, which is increased by 2.0% per annum upon the occurrence and during the continuation of an event of default under the Subordinated Credit Facility.

We identified an embedded derivative related to redemption features that requires bifurcation from the Subordinated Credit Facility under ASC 815. We established a total embedded derivative liability of $16,864,000, which was allocated as a discount against the Subordinated Credit Facility proceeds. The embedded derivative liability is presented with the "Non-current portion of subordinated credit facility, net" on the Consolidated Balance Sheet and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs, until the embedded derivative redemption features have zero probability of occurring or expire. Changes in the estimated fair value of the embedded derivative liability are recognized in our Consolidated Statements of Operations as a non-cash expense or benefit. For the fiscal years ended July 31, 2026 and 2025, the embedded derivative liability was remeasured to zero and $5,753,000, respectively. For the fiscal years ended July 31, 2026 and 2025, we recorded a non-cash benefit of $5,753,000 and $11,111,000 in "Other expenses (income) - Change in fair value of warrants and derivatives" on the Consolidated Statements of Operations.

In connection with Amendment No. 3, we issued warrants to the subordinated lenders to purchase up to 625,000 shares of our common stock at an exercise price of $0.10 per share. The warrants vest on October 17, 2026, expire on April 17, 2032 and are forfeitable if the related subordinated term loans are repaid in full prior to vesting. We determined that the warrants met the definition of a freestanding financial instrument that should be accounted for as a liability. We established an initial warrant liability of $1,678,000, which was allocated as a discount against the Subordinated Credit Facility term loans. The warrant liability is classified in "Warrant and derivative liabilities" on the Consolidated Balance Sheets and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs, until the warrants are forfeited, exercised or expire. Changes in the estimated fair value of the warrant liability are recognized in our Consolidated Statement of Operations as a non-cash expense or benefit. As of July 31, 2026, the warrant liability was remeasured to $1,005,000, resulting in a non-cash benefit of $673,000 for the year ended July 31, 2026, recorded in "Other expenses (income) - Change in fair value of warrants and derivatives" on the Consolidated Statements of Operations.

Deferred financing costs, discounts and the Make-Whole Amount are amortized as interest expense through the Subordinated Credit Facility maturity date using the effective interest method, and are presented as adjustments to the borrowings outstanding under such debt.

Interest expense for fiscal 2026 and 2025 related to our Subordinated Credit Facility, including amortization of deferred financing costs, debt discount and the Make-Whole Amount, allocated to: (i) continuing operations was $14,507,000 and $4,084,000; and (ii) discontinued operations was $8,410,000 and $6,793,000 respectively. We accounted for all of the amendments to date as debt modifications.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
The following table reconciles the amount outstanding under the Subordinated Credit Facility to its net carrying value:

	July 31, 2026	July 31, 2025
Current Portion:
Subordinated Credit Facility	$42,987,000	—
Less: Unamortized deferred financing costs	124,000	—
Less: Unamortized discount	1,424,000	—
Plus: Accretion of Make-Whole Amount	2,969,000	—
Current portion of Subordinated Credit Facility, net	$44,408,000	—

Non-current Portion:
Subordinated Credit Facility	$59,062,000	100,144,000
Less: Unamortized deferred financing costs	1,065,000	1,528,000
Less: Unamortized discount	12,174,000	15,404,000
Plus: Accretion of Make-Whole Amount	17,097,000	6,623,000
Non-current portion of Subordinated Credit Facility, net -subtotal	62,920,000	89,835,000
Embedded derivative related to redemption features	—	5,753,000
Non-current portion of Subordinated Credit Facility, net	$62,920,000	95,588,000

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

Certain of our facility lease agreements (which are classified as operating leases) contain rent holidays or rent escalation clauses. For rent holidays and rent escalation clauses during the lease term, we record rental expense on a straight-line basis over the term of the lease. As of July 31, 2026, none of our leases contained a residual value guarantee and covenants included in our lease agreements are customary for the types of facilities and equipment being leased.

The components of lease expense are as follows:

	Fiscal Years Ended July 31,
	2026	2025
Operating lease expense	$3,037,000	2,709,000
Short-term lease expense	51,000	19,000
Variable lease expense	2,149,000	1,839,000
Sublease income	—	(28,000)
Total lease expense	$5,237,000	4,539,000

Additional information related to leases is as follows:

	Fiscal Years Ended July 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases - Operating cash outflows	$3,150,000	3,213,000
ROU assets obtained in the exchange for lease liabilities (non-cash):
Operating leases	$2,572,000	3,405,000

The following table is a reconciliation of future cash flows relating to operating lease liabilities presented on our Consolidated Balance Sheet as of July 31, 2026:

Operating
Fiscal 2027	$2,973,000
Fiscal 2028	2,758,000
Fiscal 2029	2,273,000
Fiscal 2030	2,038,000
Fiscal 2031	1,408,000
Thereafter	3,450,000
Total future undiscounted cash flows	14,900,000
Less: Present value discount	2,267,000
Lease liabilities	$12,633,000

Weighted-average remaining lease terms (in years)	5.70
Weighted-average discount rate	6.87%

As of July 31, 2026, we do not have any material rental commitments that have not commenced.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
(11) Income Taxes

Loss from continuing operations before income taxes consists of the following:

	Fiscal Years Ended July 31,
	2026	2025
U.S.	$(14,470,000)	(19,347,000)
Foreign	(2,964,000)	71,000
	$(17,434,000)	(19,276,000)

The provision for (benefit from) income taxes included in the accompanying Consolidated Statements of Operations consists of the following:

	Fiscal Years Ended July 31,
	2026	2025
Federal – current	$44,000	673,000
Federal – deferred	—	—

State and local – current	(88,000)	371,000
State and local – deferred	—	—

Foreign – current	(141,000)	(136,000)
Foreign – deferred	1,032,000	(1,187,000)
Provision for (benefit from) income taxes	$847,000	(279,000)

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
In fiscal 2026, we adopted the enhanced disclosure requirements of FASB ASU No. 2023-09 and presented the fiscal 2026 effective income tax rate reconciliation below pursuant to the requirements of the revised standard. As permitted by FASB ASU No. 2023-09, we presented the fiscal 2025 effective income tax rate reconciliation consistent with our historical format.

Income taxes differed from the amounts computed by applying the U.S. Federal income tax rate as a result of the following:

	Fiscal Year Ended July 31, 2026
	Amount	Rate
Loss from continuing operations before income taxes	$(17,434,000)

U.S. Federal statutory income tax rate (computed "expected" tax benefit)	(3,661,000)	21.0%

Nontaxable or nondeductible items:
Revaluation of warrants and embedded derivatives	(4,639,000)	26.6
Compensation	686,000	(3.9)
Other	(93,000)	0.5
Effect of cross border tax laws:
Global Intangible Low Taxed Income ("GILTI")	1,148,000	(6.6)
Change in valuation allowance	5,936,000	(34.0)
State and local income taxes (net of Federal benefit) (1)	(84,000)	0.5
Other	(28,000)	0.2
Foreign tax effects:
Canada
Change in valuation allowance	1,718,000	(9.9)
Other	(4,000)	—
Other foreign jurisdictions	35,000	(0.2)
Changes in unrecognized tax benefits	(167,000)	0.9
Provision for income taxes	$847,000	(4.9)%

(1) The jurisdictions that comprise the majority of the domestic state and local income taxes is Texas and Pennsylvania.

	Fiscal Year Ended July 31, 2025
	Amount	Rate
Loss from continuing operations before income taxes	$(19,276,000)

U.S. Federal statutory income tax rate (computed "expected" tax benefit)	$(4,048,000)	21.0%
Increase (reduction) in income taxes due to:
State and local income taxes, net of valuation allowance and Federal benefit	371,000	(1.9)
Stock-based compensation	931,000	(4.8)
Research and experimentation credits	(374,000)	1.9
Revaluation of warrants and embedded derivatives	(8,085,000)	41.9
Nondeductible executive compensation	102,000	(0.5)
Change in U.S. Federal and foreign valuation allowances	9,936,000	(51.5)
Foreign income tax rate differential	7,000	—
Goodwill impairment	1,114,000	(5.8)
Other, net	(233,000)	1.2
Benefit from income taxes	$(279,000)	1.5%

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at July 31, 2026 and 2025 are presented below:

	2026	2025
Deferred tax assets:
Inventory and contract reserves	$339,000	347,000
Compensation and commissions	3,420,000	3,408,000
Federal, state and foreign research and experimentation credits	8,770,000	7,598,000
Capitalized U.S. research and experimental expenditures	2,240,000	7,029,000
Stock-based compensation	1,735,000	1,656,000
Foreign scientific research and experimental development expenditures	2,014,000	2,006,000
Federal, state and foreign net operating losses	6,364,000	5,367,000
Federal and state capital losses	—	14,473,000
Lease liabilities	3,318,000	3,286,000
Deferred revenue, non-current	2,834,000	3,371,000
Interest expense limitation	23,768,000	13,411,000
Other	2,240,000	2,098,000
Less: valuation allowance	(24,134,000)	(29,102,000)
Total deferred tax assets, net	32,908,000	34,948,000
Deferred tax liabilities:
Plant and equipment	(2,350,000)	(2,009,000)
Lease right-of-use assets	(2,707,000)	(2,584,000)
Intangibles	(27,633,000)	(29,106,000)
Total deferred tax liabilities	(32,690,000)	(33,699,000)
Net deferred tax assets	$218,000	1,249,000

At July 31, 2026 and 2025, our net deferred tax assets of $218,000 and $1,249,000, respectively, were recorded as "Other assets, net" in our Consolidated Balance Sheets.

In assessing the need for a valuation allowance for deferred tax assets, we consider all positive and negative evidence, including past financial performance, timing and judgments about future taxable income and tax planning strategies. Valuation allowances are established, when necessary, to reduce net deferred tax assets to the amount "more-likely-than-not" expected to be realized. Based on our evaluation as of July 31, 2026, we determined, for most of our net deferred tax assets, that it was not more-likely-than-not that such net deferred tax assets will be realized. Accordingly, we recorded a full valuation allowance against such net deferred tax assets.

At July 31, 2026, we had: (i) $8,909,000 of Federal net operating loss carryforwards, which do not expire; (ii) state net operating loss carryforwards of $59,925,000, which begin to expire in fiscal 2027; and (iii) Canadian net operating loss carryforwards of $2,172,000, which expire in fiscal 2045.

At July 31, 2026, we had: (i) Federal research and experimentation credit carryforwards of $5,134,000, which begin to expire in 2032; (ii) state research and experimentation credit carryforwards of $2,826,000, which expire in fiscal 2027; and (iii) foreign research and experimentation credit carryforwards of $809,000, which begin to expire in fiscal 2043.

Our foreign earnings and profits are not material; therefore, we have not recorded any deferred tax liability related to unremitted foreign earnings.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
Unrecognized Tax Positions
At July 31, 2026 and 2025, total unrecognized tax benefits were $3,991,000 and $4,078,000, respectively, including interest of $224,000 and $203,000, respectively. At July 31, 2026 and 2025, $1,444,000 and $1,611,000, respectively, of our unrecognized tax benefits were recorded as non-current income taxes payable on our Consolidated Balance Sheets. The remaining unrecognized tax benefits of $2,547,000 and $2,467,000 at July 31, 2026 and 2025, respectively, were presented as an offset to the associated deferred tax assets on our Consolidated Balance Sheets. Of the total unrecognized tax benefits, $1,444,000 and $1,611,000 at July 31, 2026 and 2025, respectively, would favorably impact our effective tax rate, if recognized.

The following table summarizes the activity related to our unrecognized tax benefits for fiscal years 2026 and 2025 (excluding interest):

	2026	2025
Balance at beginning of period	$3,875,000	4,267,000
Increase related to current period	34,000	66,000
Increase related to prior periods	63,000	8,000
Expiration of statute of limitations	(128,000)	(458,000)
Decrease related to prior periods	(77,000)	(8,000)
Balance at end of period	$3,767,000	3,875,000

Our U.S. Federal income tax returns for fiscal 2023 through 2026 are subject to Internal Revenue Service ("IRS") audit. Our fiscal 2023 income tax return is currently under examination by the IRS. None of our state and foreign income tax returns prior to fiscal 2022 are subject to audit.

In July 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted, resulting in significant changes to U.S. tax law. U.S. GAAP, specifically ASC 740, requires that the effects of an applicable change in tax law be recognized in the period of enactment. Accordingly, our financial statements and footnote disclosures reflect the impact of those provisions of the OBBBA that were applicable to us, such as bonus depreciation, changes in the tax treatment of U.S. research and experimental expenditures (and related deductions) and limitations imposed on business interest expense deductions. We continue to assess the potential impact of the OBBBA on U.S. research and experimental expenditures incurred in prior years, as the OBBBA provides optionality as to when these costs may be deducted.

During fiscal 2026, net cash paid (received) related to income taxes, by taxing jurisdiction, for continuing operations was as follows:

Federal:
State:
California	$(54,000)
Connecticut	(129,000)
Pennsylvania	124,000
Texas	85,000
Virginia	(78,000)
Other	(121,000)
Foreign:
Australia	60,000
Russia	(149,000)
Total	$(262,000)

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

As of July 31, 2026, the aggregate number of shares of common stock which may be issued may not exceed 15,757,500. Stock options granted may not have a term exceeding ten years or, in the case of an incentive stock award granted to a stockholder who owns stock representing more than 10.0% of the voting power, no more than five years. We expect to settle all outstanding awards under the Plan and employee purchases under the ESPP with the issuance of new shares of our common stock.

As of July 31, 2026, we had granted stock-based awards representing the right to purchase and/or acquire an aggregate of 14,479,495 shares (net of 8,082,878 expired and canceled awards), of which an aggregate of 11,083,207 have been exercised or settled.

As of July 31, 2026, the following stock-based awards, by award type, were outstanding:

July 31, 2026
Stock options	91,250
Performance shares	788,150
RSUs, restricted stock and share units	2,516,888
Total	3,396,288

As disclosed in Note (2) Business Divestiture, on June 14, 2026, we entered into the Purchase Agreement to sell the Disposal Group to Gilat. Outstanding stock-based awards for employees of the S&S Disposal Group will vest, or otherwise be forfeited, in accordance with the original terms of their stock award agreements upon closing of the divestiture transaction.

Our ESPP provides for the issuance of up to 1,300,000 shares of our common stock. Our ESPP is intended to provide our eligible employees the opportunity to acquire our common stock at 85% of fair market value on the first or last day of each calendar quarter, whichever is lower. Through July 31, 2026, we have cumulatively issued 1,148,209 shares of our common stock to participating employees in connection with our ESPP.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
Stock-based compensation related to continuing operations is reflected in the following line items in our Consolidated Statements of Operations:

	Fiscal Years Ended July 31,
	2026	2025
Cost of sales	$141,000	243,000
Selling, general and administrative expenses	2,965,000	1,918,000
Research and development expenses	15,000	77,000
Stock-based compensation expense before income tax benefit	3,121,000	2,238,000
Estimated income tax benefit	—	—
Net stock-based compensation expense	$3,121,000	2,238,000

Stock-based compensation for equity-classified awards is measured at the date of grant, based on an estimate of the fair value of the award and is generally expensed over the vesting period of the award. At July 31, 2026, unrecognized stock-based compensation related to continuing operations of $5,143,000, net of estimated forfeitures of $249,000, is expected to be recognized over a weighted average period of 1.7 years. There are no liability-classified stock-based awards outstanding as of July 31, 2026 or 2025.

Stock-based compensation expense related to continuing operations, by award type, is summarized as follows:

	Fiscal Years Ended July 31,
	2026	2025
Stock options	$—	19,000
Performance shares	461,000	(44,000)
RSUs, restricted stock and share units	2,638,000	2,232,000
ESPP	22,000	31,000
Stock-based compensation expense before income tax benefit	3,121,000	2,238,000
Estimated income tax benefit	—	—
Net stock-based compensation expense	$3,121,000	2,238,000

During fiscal 2026, we reversed a portion of our stock-based compensation expense related to performance shares due to revised estimates of projected achievement of fiscal 2024 and 2025 performance share goals. In fiscal 2025, we reversed a portion of our stock-based compensation expense related to performance shares due to lower-than-estimated achievement of fiscal 2022 and 2023 performance share goals. Stock-based compensation expense in fiscal 2025 also reflects the forfeiture of awards related to our former Chief Operating Officer and Chief Executive Officer, whose employment were both terminated during fiscal 2025.

ESPP stock-based compensation expense primarily relates to the 15% discount offered to participants in the ESPP.

The estimated income tax benefit as shown in the above tables was computed using income tax rates expected to apply when the awards are settled. The actual income tax benefit recognized for tax reporting is based on the fair market value of our common stock at the time of settlement and can significantly differ from the estimated income tax benefit recorded for financial reporting. There is no estimated income tax benefit recognized for fiscal 2026 and fiscal 2025 in light of the valuation allowance established on all U.S. deferred tax assets.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
Stock Options

The following table summarizes the Plan's total activity relating to stock options:

	Awards (in Shares)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 31, 2024	141,190	$20.61
Expired/canceled	(16,720)	21.77
Outstanding at July 31, 2025	124,470	20.45
Expired/canceled	(33,220)	27.51
Outstanding at July 31, 2026	91,250	$17.88	3.82	$—

Exercisable at July 31, 2026	91,250	$17.88	3.82	$—

Vested and expected to vest at July 31, 2026	91,250	$17.88	3.82	$—

Stock options outstanding as of July 31, 2026 have an exercise price of $17.88, representing the fair market value of our common stock on the date of grant, a contractual term of ten years and a vesting period of five years.

Performance Shares, RSUs, Restricted Stock, Share Unit Awards and Other Stock-based Awards

The following table summarizes the Plan's total activity relating to performance shares, RSUs, restricted stock, share units and other stock-based awards:

	Awards (in Shares)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at July 31, 2024	1,800,288	$10.61
Granted	1,677,677	4.57
Settled	(855,870)	9.37
Canceled/Forfeited	(946,990)	6.54
Outstanding at July 31, 2025	1,675,105	6.53
Granted	2,736,869	3.06
Settled	(700,352)	6.08
Canceled/Forfeited	(406,584)	6.04
Outstanding at July 31, 2026	3,305,038	$3.82	$5,552,000

Vested at July 31, 2026	134,550	$10.53	$226,000

Vested and expected to vest at July 31, 2026	3,220,272	$3.82	$5,410,000

The total intrinsic value relating to fully-vested awards settled during the fiscal years ended July 31, 2026 and 2025 was $2,424,000 and $2,420,000, respectively.

The performance shares granted to employees principally vest over a three-year performance period, if pre-established performance goals are attained, or as specified pursuant to the Plan and related agreements. As of July 31, 2026, the number of outstanding performance shares included in the above table, and the related compensation expense prior to consideration of estimated pre-vesting forfeitures, assume achievement of the pre-established goals at a target level, except for performance shares granted in fiscal 2024 and fiscal 2025, which reflect lower-than-estimated achievement.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
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

Dividend equivalents are subject to forfeiture, similar to the terms of the underlying stock-based awards, and are payable in cash generally at the time of settlement of the underlying award. During fiscal 2026, we paid out $32,000. During fiscal 2025, we reversed $42,000 of previously accrued dividend equivalents due to forfeitures and paid out $158,000. Accrued dividend equivalents were recorded as an adjustment to retained earnings. As of July 31, 2026 and 2025, accrued dividend equivalents were $85,000 and $117,000, respectively.

With respect to the actual settlement of stock-based awards for income tax reporting, for fiscal years ended July 31, 2026 and 2025, we have not recognized any tax benefit or expense in light of the valuation allowance established for all U.S. deferred tax assets.

(13) Segment Information

Reportable operating segments are determined based on Comtech’s management approach. The management approach, as defined by FASB ASC 280 "Segment Reporting" ("ASC 280") is based on the way that the CODM organizes the segments within an enterprise for making decisions about resources to be allocated and assessing their performance. On January 13, 2025, the Board of Directors appointed Kenneth Traub as President and Chief Executive Officer in addition to his role as Chairman. Mr. Traub is our CODM for purposes of ASC 280.

Our operating segments historically consisted of Allerium and S&S. As the Strategic Transaction represents a material strategic shift in our business, the results and net assets of the Disposal Group are presented in our consolidated financial statements as "discontinued operations" and comparable prior periods have been recast to reflect this change. Following the classification of the Disposal Group as discontinued operations, we have one reportable segment, which is also our one operating segment, that constitutes consolidated results consisting of our public safety business, Allerium. The determination that we operate as a single segment is consistent with the nature of our operations and the financial information regularly reviewed by the CODM.

In light of the Strategic Transaction and the change in our segment reporting structure in the fourth quarter of fiscal 2026, our CODM determined to use GAAP net income to measure Allerium's performance. The CODM also uses this metric to make decisions about allocating capital and personnel resources, evaluating which project(s) to undertake and or to prioritize and determining the compensation of employees. All required segment information can be found within these consolidated financial statements and notes.

The large majority of our total long-lived assets are located in the U.S.

(14) Commitments and Contingencies

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
(a) Legal Proceedings and Other Matters

Ongoing Former CEO Related Matters

On March 12, 2024, we terminated Ken Peterman, our President and CEO at the time, for Cause pursuant to the terms of his employment agreement dated September 12, 2022 (the “Employment Agreement”). On November 21, 2024 (as amended on December 31, 2024), Mr. Peterman filed a claim with the American Arbitration Association, alleging that Comtech materially breached the Employment Agreement in the termination for Cause and that the termination was a retaliation for whistleblowing by Mr. Peterman in connection with certain of our prior financial and accounting practices. Mr. Peterman claimed he was owed direct contractual damages in an amount in excess of $6,000,000 and consequential damages for injury to his professional reputation in excess of $35,000,000. We believed Mr. Peterman's claims to be entirely without merit and defended ourselves vigorously in the matter. We filed an initial counterclaim against Mr. Peterman alleging that his misconduct and attempts to conceal the same constituted a breach of his fiduciary duties. Subsequently, on November 24, 2025, we filed an amended counterclaim seeking damages for malicious prosecution, abuse of process, breach of contract and defamation, as well as further claims for Mr. Peterman's breach of his fiduciary duties in addition to the initial counterclaim. On January 9, 2026, Mr. Peterman's counsel wrote to the Arbitrator with two motions, (i) voluntarily withdrawing Mr. Peterman's claims against Comtech, and (ii) seeking dismissal of Comtech's counterclaims against Mr. Peterman. On or about January 23, 2026, the Arbitrator granted Mr. Peterman’s motion to withdraw all of his claims against Comtech in the arbitration, but rejected Mr. Peterman's motion for dismissal of Comtech's counterclaims. Comtech’s counterclaims are still pending against Mr. Peterman. On or about February 6, 2026, Mr. Peterman's counsel notified the Arbitrator that he was resigning from his representation of Mr. Peterman. Mr. Peterman has retained new counsel in connection with his defense of Comtech's counterclaims. Discovery continues as the parties prepare for a hearing on Comtech’s counterclaims. In parallel, in August 2026, Mr. Peterman filed a complaint in Delaware Chancery Court asserting his right to advancement of legal expenses in connection with his defense of Comtech’s counterclaims in the arbitration and his entitlement to reimbursement for fees and expenses associated with the Delaware action. We filed our answer in September 2026.
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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
Resolved U.S. Export Matter

In 2023, we initiated an export compliance review pertaining to certain variants of our modems and determined that we potentially violated U.S. export compliance laws. Based on such review, in fiscal 2024, we voluntarily disclosed to the Directorate of Defense Trade Controls (“DDTC”) a potential misclassification of certain exports under an EAR classification and sought export licenses under the more restrictive ITAR classification for future exports. In September 2026, the DDTC closed the matter without taking further action or imposing a civil penalty.

Other Matters

In the ordinary course of business, we include indemnification provisions in certain of our customer contracts to indemnify, hold harmless and reimburse such customers for certain losses, including but not limited to losses related to third-party claims of intellectual property infringement arising from the customer’s use of our solutions. We may also, from time to time, receive indemnification requests from customers related to third-party claims that 9-1-1 calls were improperly routed during an emergency. We evaluate such claims as and when they arise. We do not always agree with customers that they are entitled to indemnification and in such cases reject their claims. Despite maintaining that we have properly carried out our duties, we may seek coverage under our various insurance policies; however, we cannot be sure that we will be able to maintain or obtain insurance coverage at acceptable costs or in sufficient amounts or that our insurer will not disclaim coverage as to such claims. Accordingly, pending or future claims asserted against us by a party that we are obligated to indemnify could result in legal costs and damages that could have a material adverse effect on our consolidated results of operations and financial condition.

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

(15) Long-lived Assets, including Goodwill

Allerium's goodwill as of July 31, 2026 and July 31, 2025 was $176,126,000. In accordance with FASB ASC 350, we perform a goodwill impairment analysis at least annually (on the first day of the first quarter of each fiscal year, or August 1st), unless indicators of impairment exist in interim periods. If we fail the quantitative assessment of goodwill impairment ("quantitative assessment"), we would be required to recognize an impairment loss equal to the amount that a reporting unit's carrying value exceeded its fair value; however, any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. At July 31, 2026 and July 31, 2025, accumulated goodwill impairment losses related to our Allerium reporting unit were $8,565,000.

Fiscal 2026

On June 14, 2026, we determined that the Disposal Group met the criteria to be classified as "held for sale." Because the Disposal Group represented the disposal of a portion of the Satellite and Space Communications reporting unit, we allocated $28,499,000 of such reporting unit's historical goodwill to the Disposal Group based on the relative fair value of the Disposal Group to the fair value of the Satellite and Space Communications reporting unit. We then tested goodwill allocated to the Disposal Group and retained businesses of the Satellite and Space Communications reporting unit and concluded that no impairment existed as of June 14, 2026. In addition to the quantitative goodwill impairment test, we assessed the recoverability of the Disposal Group's carrying value and determined that the fair value of the Disposal Group, less costs to sell, exceeded its carrying value as of July 31, 2026. See Note (2) - Business Divestiture for additional information related to the Strategic Transaction.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

In connection with the Strategic Transaction and change during the fourth quarter of fiscal 2026 in our reporting structure to one operating segment, Allerium, we aggregated Allerium's components, based on their similar economic characteristics, to form one reporting unit. As a result, the $2,036,000 of goodwill allocated to the retained businesses of the Satellite and Space Communications reporting unit was combined with the goodwill of the Allerium reporting unit, which was $174,090,000 just prior to the change.

Fiscal 2027

On August 1, 2026 (the first day of fiscal 2027), we performed our annual quantitative assessment using market participant assumptions to determine if the fair value of Allerium exceeded its carrying value. In making this assessment, we considered, among other things, expectations of projected net sales and cash flows, assumptions impacting the weighted average cost of capital, trends in trading multiples of comparable companies, changes in our stock price and changes in the carrying value of Allerium. We also considered overall business conditions.

In performing the quantitative assessment, we estimated the fair value of Allerium using a combination of the income and market approaches. The income approach, also known as the discounted cash flow ("DCF") method, utilizes the present value of cash flows to estimate fair value. Allerium's future cash flows were projected based on our estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). For purposes of conducting our impairment analysis, we assumed revenue growth rates and cash flow projections that are below our actual long-term expectations. The discount rate used in our DCF method were based on a weighted-average cost of capital ("WACC") determined from relevant market comparisons, adjusted upward for specific reporting unit risks (primarily the uncertainty of achieving projected operating cash flows). A terminal value growth rate was applied to the final year of the projected period, which reflects our estimate of stable, perpetual growth. We then calculated a present value of the respective cash flows to arrive at an estimate of fair value under the income approach. Under the market approach, we estimated a fair value based on comparable companies' market multiples of revenues and earnings before interest, taxes, depreciation and amortization and factored in a control premium. Finally, we compared our estimate of fair value to our total public market capitalization and assessed implied control premiums based on our common stock price of $1.68 as of the date of testing.

Ultimately, based on our quantitative assessment, we determined that our Allerium reporting unit had an estimated fair value in excess of its carrying value of at least 7.9%, and concluded that our goodwill was not impaired and that Allerium was not at risk of failing the quantitative assessment.

It is possible that, during the remainder of fiscal 2027 or beyond, business conditions (both in the U.S. and internationally) could deteriorate from the current state, our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services to a greater extent than we currently anticipate, or our common stock price could further fluctuate. A significant decline in our customers' spending that is greater than we anticipate or a shift in funding priorities may also have a negative effect on future orders, sales, income and cash flows and we might be required to perform a quantitative assessment during fiscal 2027 or beyond. If assumed net sales and cash flow projections are not achieved in future periods, our common stock price significantly declines from current levels, and or we complete certain actions related to our transformation plan, Allerium could be at risk of failing the quantitative assessment and goodwill and intangibles assigned to the reporting unit could be impaired.

In any event, we are required to perform our next annual goodwill impairment analysis on August 1, 2027 (the start of our fiscal 2028). If our assumptions and related estimates change in the future, or if we change our reporting unit structure or other events and circumstances change (e.g., a sustained decrease in the price of our common stock (considered on both absolute terms and relative to peers)), we may be required to record impairment charges when we perform these tests, or in other future periods. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
(16) Intangible Assets

Intangible assets with finite lives as of July 31, 2026 and 2025 are as follows:

	July 31, 2026
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.4	$223,927,000	115,273,000	$108,654,000
Technologies	14.4	35,356,000	27,842,000	7,514,000
Trademarks and other	20.0	17,132,000	12,636,000	4,496,000
Total		$276,415,000	155,751,000	$120,664,000

	July 31, 2025
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20.4	$223,927,000	103,237,000	$120,690,000
Technologies	14.4	35,356,000	26,008,000	9,348,000
Trademarks and other	18.5	17,132,000	11,743,000	5,389,000
Total		$276,415,000	140,988,000	$135,427,000

The weighted average amortization period in the above table excludes fully amortized intangible assets.

Amortization expense for the fiscal years ended July 31, 2026 and 2025 was $14,763,000 and $15,154,000.

The estimated amortization expense consists of the following for the fiscal years ending July 31:

2027	$14,255,000
2028	14,255,000
2029	13,069,000
2030	11,162,000
2031	10,784,000

We review net intangible assets with finite lives for impairment when an event occurs indicating the potential for impairment. Based on our fiscal 2026 assessment, we believe that the carrying values of our net intangible assets were recoverable as of July 31, 2026. If business conditions deteriorate, we may be required to record impairment losses, and/or increase the amortization of intangibles in the future. Any impairment charges that we may record in the future could be material to our results of operations and financial condition.

(17) Convertible Preferred Stock

Fiscal 2025 and Prior

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
On December 13, 2023, we and the Investors agreed to change certain terms of the Series A Convertible Preferred Stock, effected through an Exchange Agreement, pursuant to which the Investors exchanged (the “Series A Exchange”) all 100,000 shares of Series A Convertible Preferred Stock outstanding for 100,000 shares of our Series A-1 Convertible Preferred Stock, par value $0.10 per share (the “Series A-1 Convertible Preferred Stock”), with an initial liquidation preference of $1,134.20 per share. As a result of the Series A Exchange, no shares of Series A Convertible Preferred Stock remain outstanding.

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

On June 17, 2024, in connection with entering into the Credit Facility discussed in Note (8) - Credit Facility, we and the Investors agreed to change certain terms of the Series B Convertible Preferred Stock. The changes altered the preferred holders’ existing consent rights and existing put rights alongside payments upon a change of control following specified asset sales, in each case consistent with the Credit Facility. To effect these changes, we and the Investors entered into a Subscription and Exchange Agreement, pursuant to which the Investors: (i) exchanged, in a transaction exempt from registration under the Securities Act of 1933, all of the 166,121.22 shares of Series B Convertible Preferred Stock outstanding for 166,121.22 shares of our Series B-1 Convertible Preferred Stock, par value $0.10 per share (the "Series B-1 Exchange"), with an initial liquidation preference of $1,036.58 per share, and (ii) received 5,705.83 additional shares of Series B-1 Convertible Preferred Stock as a consent fee (the "Series B-1 Fee"). As a result of the Series B-1 Exchange, no shares of Series B Convertible Preferred Stock remain outstanding. We did not receive any cash proceeds from the Series B-1 Exchange.

On October 17, 2024, in connection with amending the Credit Facility, we and the Investors agreed to change certain terms of the Series B-1 Convertible Preferred Stock. The changes: altered the date on which preferred holders can opt to have us repurchase their Series B-2 Convertible Preferred Shares (as discussed below) in certain circumstances; provided for increases to the dividend rate in certain circumstances; and provided for an option for the preferred holders to elect to receive dividends in cash (to the extent permitted by law). To effect the changes described above, we and the Investors entered into a Subscription and Exchange Agreement, pursuant to which the Investors: (i) exchanged all of the 171,827.05 shares of Series B-1 Convertible Preferred Stock outstanding for 171,827.05 shares of our Series B-2 Convertible Preferred Stock, par value $0.10 per share (the “Series B-2 Exchange”), with an initial liquidation preference of $1,067.87 per share; and (ii) received 3,436.53 additional shares of Series B-2 Convertible Preferred Stock as a consent fee (the "Series B-2 Fee"). As a result of the Series B-2 Exchange, no shares of Series B-1 Convertible Preferred Stock remain outstanding. We did not receive any cash proceeds from the Series B-2 Exchange.

On March 3, 2025, in connection with amending the Credit Facility and Subordinated Credit Facility (as discussed in Note (9) - Subordinated Credit Facility), we and the Investors agreed to change certain terms of the Series B-2 Convertible Preferred Stock. The changes provided the Investors with a board observer right and certain information access rights. These changes were effected through a Subscription and Exchange Agreement (the "Series B-3 Subscription and Exchange Agreement"), pursuant to which the Investors: (i) exchanged (the “Series B-3 Exchange”) all of the 175,263.58 shares of Series B-2 Convertible Preferred Stock outstanding for 175,263.58 shares of our Series B-3 Convertible Preferred Stock, par value $0.10 per share, with an initial liquidation preference of $1,104.48 per share (the per share liquidation preference of the Series B-2 Convertible Preferred Stock as of the date of issuance); and (ii) received 2,916.76 additional shares of Series B-3 Convertible Preferred Stock (the “Series B-3 Fee” and, together with the Series B Reimbursement, the Series B-1 Fee and the Series B-2 Fee, the “Additional Issuances”) and $650,000 in cash as a consent fee. As a result of the Series B-3 Exchange, no shares of Series B-2 Convertible Preferred Stock remain outstanding. We did not receive any cash proceeds from the Series B-3 Exchange.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Fiscal 2026

On June 14, 2026, in connection with entering into the Strategic Transaction and amending our credit facilities, we also entered into an exchange agreement with the holders of Series B-3 Convertible Preferred Stock, pursuant to which the holders, among other things: (a) provided consent to the consummation of the Strategic Transaction; (b) waived any rights to repayment or repurchase of shares of Series B-3 Convertible Preferred Stock in connection therewith; (c) agreed that holders of Convertible Preferred Stock may not: (i) exercise their optional repurchase rights until October 31, 2029, except upon consummation of certain qualified asset sales by us or upon a Change of Control as defined in the Series B-4 Certificate of Designations, or (ii) elect to receive dividends in cash earlier than October 31, 2028. To effect these changes, upon consummation of the Strategic Transaction, all 178,180.34 shares of Series B‑3 Convertible Preferred Stock will be exchanged for 178,180.34 shares of our Series B‑4 Convertible Preferred Stock (the “Series B-4 Exchange”), which will have substantially similar terms as those of the Series B-3 Convertible Preferred Stock except for the changes described above. In connection with the exchange, new Voting Agreements and a new Registration Rights Agreement with the holders of our Series B-4 Convertible Preferred Stock will automatically take effect, each having substantially similar terms to the existing agreements. The Series B-4 Convertible Preferred Stock maintains the $7.99 conversion price of the Series B-3 Convertible Preferred Stock. Consummation of the Series B-4 Exchange and issuance of shares of Series B-4 Convertible Preferred Stock are conditioned upon the consummation of the Strategic Transaction and are expected to occur on the closing date of the Strategic Transaction. We will not receive any cash proceeds from the Series B-4 Exchange, nor incur any fees to the holders of Series B-3 Convertible Preferred Stock. As of the issuance date, no share of Series B-4 Convertible Preferred Stock is issued and outstanding.

Additional Convertible Preferred Stock Details

Upon a repurchase of the Series B-3 Convertible Preferred Stock at 1.0x the liquidation preference, we will issue each respective holder a warrant (a “Warrant”). A Warrant will represent the right to acquire our common stock, as further described in the Series B-3 Subscription and Exchange Agreement, for a term of five years and six months from the issuance of such Warrant, at an initial exercise price equal to the conversion price on the date of issuance of such Warrant, subject to certain adjustments. We determined that our obligation to issue a Warrant met the definition of a freestanding financial instrument that should be accounted for as a liability. The Warrant liability is classified in Warrant and Derivative Liabilities on the Consolidated Balance Sheets and is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs, until the Warrant is exercised or expires. Changes in the estimated fair value of the Warrant are recognized in our Consolidated Statements of Operations as a non-cash expense or benefit. As of July 31, 2026 and July 31, 2025, the Warrant liability was remeasured to zero and $234,000, resulting in non-cash benefits of $234,000 and $476,000, respectively, recorded in "Other expenses (income) - Change in fair value of warrants and derivatives" on the Consolidated Statements of Operations.

We accounted for the Series B-2 Exchange as an extinguishment of the Series B-1 Convertible Preferred Stock based on a qualitative and quantitative assessment of the terms of the preferred shares exchanged. We recognized a $51,179,000 gain on extinguishment in fiscal 2025, representing the difference between the carrying value of the Series B-1 Convertible Preferred Stock and the issuance date fair value of the Series B-2 Convertible Preferred Stock. As the Series B-1 Convertible Preferred Stock was classified as temporary equity, the gain on extinguishment was included as an offset in determining net loss attributable to common stockholders and credited to retained earnings as a return from the holders.

We accounted for the Series B-3 Exchange as a modification of the Series B-2 Convertible Preferred Stock and accounted for our commitment to the Series B-4 Exchange as a modification of the Series B-3 Convertible Preferred Stock.

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
We identified several embedded derivatives that require bifurcation from the Series B-2 Convertible Preferred Stock (and subsequent issuances of the Convertible Preferred Stock) under ASC 815, including the holders' right to: (i) require us to repurchase the Convertible Preferred Stock upon the consummation of an asset sale meeting certain criteria, or in connection with a change in control; (ii) convert the Convertible Preferred Stock into shares of our common stock; (iii) increase the dividend rate in certain circumstances; and (iv) elect to receive cash dividends in certain circumstances. When evaluating such embedded derivatives, we determined that the Series B-2 Convertible Preferred Stock (and subsequent issuances of the Convertible Preferred Stock) was more akin to a debt-like host than an equity-like host. We also determined that such features qualify for accounting as one combined embedded derivative liability. Given the extinguishment of the prior instruments for accounting purposes, as discussed above, we established an initial embedded derivative liability of $38,832,000 upon the issuance of the Series B-2 Convertible Preferred Stock. We presented such embedded derivative liabilities within "Warrant and Derivative Liabilities" on the Consolidated Balance Sheets. The combined embedded derivative liability is remeasured to its estimated fair value each reporting period, using Level 3 fair value inputs. Changes in the estimated fair value of the combined embedded derivative liability are recognized in our Consolidated Statements of Operations as a non-cash expense or benefit. As of July 31, 2026 and July 31, 2025, the embedded derivative liability was remeasured to $1,173,000 and $14,608,000, resulting in a non-cash benefit of $13,435,000 and $24,224,000, respectively, recorded in "Other expenses (income) - Change in fair value of warrants and derivatives" on the Consolidated Statements of Operations.

Upon the Series B-2 Exchange, the initial estimated fair value of the Series B-2 Convertible Preferred Stock was $132,310,000. We reduced the initial estimated fair value of the Series B-2 Convertible Preferred Stock to establish the initial combined embedded derivative liabilities, as discussed above.

We also adjusted the carrying value of the Series B-4 Convertible Preferred Stock deemed issued for accounting purposes at July 31, 2026 based on its redemption value of $223,156,000, which includes $1,661,000 of accumulated and unpaid dividends. Through July 31, 2026, as presented in the table below, the adjustments charged against retained earnings (at the time) and additional paid in capital to increase the carrying value of each respective series of Convertible Preferred Stock, while outstanding, to their respective redemption values totaled $128,696,000.

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

The following table presents a reconciliation of the adjustments to increase the carrying values of each respective series of Convertible Preferred Stock to their redemption values while outstanding or deemed outstanding:

Redemption value of Series B-4 Convertible Preferred Stock at July 31, 2026	$223,156,000
Less: Carrying value of combined embedded derivatives at July 31, 2026	1,173,000
Carrying value of Series B-4 Convertible Preferred Stock at July 31, 2026	221,983,000
Less: Initial carrying value of Series B-2 Convertible Preferred Stock on October 17, 2024	93,478,000
Less: Initial carrying value of Series B-3 Fee on March 3, 2025	3,221,000
Adjustment to increase the carrying value of Series B-4 Convertible Preferred Stock to its redemption value at July 31, 2026 and Series B-3 and B-2 Convertible Preferred Stock (while outstanding)	125,284,000
Adjustment to increase carrying value of Series B-1 Convertible Preferred Stock to its redemption value (while outstanding)	3,412,000
Total adjustments to redemption values charged to Stockholder's Equity:
Cumulatively through July 31, 2026	128,696,000
Less: Cumulatively through July 31, 2025	96,258,000
Fiscal 2026	$32,438,000

COMTECH TELECOMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

In accordance with ASC 480, Distinguishing Liabilities from Equity, specifically ASC 480-10-S99-3A(2), SEC Staff Announcement: Classification and Measurement of Redeemable Securities, we classified each respective series of Convertible Preferred Stock outside of permanent equity, as temporary equity, since the redemption of such shares is at the option of the holder on a fixed date or upon the occurrence of certain events that are not solely within our control.

(18) Stockholders’ Equity

Shelf Registration
On March 23, 2026, we filed a $125,000,000 shelf registration statement with the SEC for the sale of various types of securities, including debt securities. This shelf registration was declared effective by the SEC as of April 6, 2026 and expires on April 6, 2029. To-date, we have not issued any securities pursuant to this shelf registration statement. As of the date of this Annual Report on Form 10-K, we are subject to rules which limit the amount of securities we can sell under our registration statements on Form S-3.

Common Stock Repurchase Program
On September 29, 2020, our Board of Directors authorized a $100,000,000 stock repurchase program, which replaced our prior program. The $100,000,000 stock repurchase program has no time restrictions and repurchases may be made from time to time in open-market or privately negotiated transactions, or by other means in accordance with federal securities laws. There were no repurchases made during the fiscal years ended July 31, 2026 or 2025.

Additional Paid in Capital
Cumulatively, through July 31, 2026, $122,317,000 of the adjustments to the carrying values of outstanding Convertible Preferred Stock to their respective redemption values, while outstanding, were charged to additional paid in capital so as not to exceed the available amount of retained earnings at the time of such adjustments.

(19) Cost Reduction and Related Restructuring Activities

In connection with our transformation strategy, we implemented multiple reductions in force throughout our organization. During fiscal 2026 and fiscal 2025, we reduced headcount within our continuing operations by approximately 135 total employees and contractors, resulting in $18,500,000 in annualized labor cost savings. At July 31, 2026, we had approximately 817 employees (including temporary employees and contractors).

Our severance liability was $35,000 and $645,000, respectively, as of July 31, 2026 and July 31, 2025. Severance costs, recorded within selling, general and administrative expenses in our Consolidated Statements of Operations were $251,000 and $1,901,000, respectively, for fiscal 2026 and 2025. Severance payments were $861,000 and $1,644,000, respectively, for fiscal 2026 and 2025.